Form 10-Q
period 1996-05-31
PROGRESS SOFTWARE CORP /MA
filed 1996-07-03
CIK 876167

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-Q

                               ---------------

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the Quarterly Period Ended  May 31, 1996

                             OR

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                       Commission File Number:   0-19417

                         PROGRESS SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                             04-2746201
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification No.)

                                  14 Oak Park
                          Bedford, Massachusetts 01730
                    (Address of principal executive offices)
                       Telephone Number:  (617) 280-4000

                               ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

                       Yes   [X]               No   [ ]

As of May 31, 1996, there were 12,835,895 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

================================================================================

                         PROGRESS SOFTWARE CORPORATION

                                   FORM 10-Q

                    FOR THE THREE MONTHS ENDED MAY 31, 1996

                               TABLE OF CONTENTS




                                                                           Page
                                                                           ----
PART I.          FINANCIAL INFORMATION


ITEM 1.          Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 May 31, 1996 and November 30, 1995                          3

                 Condensed Consolidated Statements of Income for
                 the three and six months ended May 31, 1996 and
                 May 31, 1995                                                4

                 Condensed Consolidated Statements of Cash Flows
                 for the six months ended May 31, 1996 and
                 May 31, 1995                                                5

                 Notes to Condensed Consolidated Financial Statements        6

ITEM 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         8



PART II.         OTHER INFORMATION

ITEM 4.          Submission of Matters to a Vote of Security Holders        14

ITEM 6.          Exhibits and Reports on Form 8-K                           14

                 Signatures                                                 15

PART I.     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         PROGRESS SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                        May 31, 1996     November 30, 1995
                                                        ------------     -----------------
                                                        (Unaudited)         (Audited)
ASSETS
Current assets:
   Cash and equivalents                                    $ 32,030           $ 33,465
   Short-term investments                                    64,218             58,873
   Accounts receivable (less allowance
   for doubtful accounts of $4,850 in
   1996 and $4,611 in 1995)                                  34,179             41,652
   Inventories                                                1,867              2,090
   Other current assets                                       5,044              4,804
   Deferred income taxes                                      3,458              3,227
                                                           --------           --------
           Total current assets                             140,796            144,111
                                                           --------           --------

 Property and equipment-net                                  25,194             24,318
 Capitalized software costs-net                               5,080              4,668
 Other assets                                                 2,845              2,639
                                                           --------           --------
           Total                                           $173,915           $175,736
                                                           ========           ========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Current portion of long-term debt                          $  57              $  89
   Accounts payable                                           8,039              9,536
   Accrued compensation and related taxes                     8,941             14,829
   Income taxes payable                                       2,767              2,231
   Other accrued liabilities                                  4,879              4,350
   Advanced payments from customers                           1,365                812
   Deferred revenue                                          28,746             26,993
                                                           --------           --------
           Total current liabilities                         54,794             58,840
                                                           --------           --------

 Deferred income taxes                                        3,016              2,706
 Long-term debt                                                  70                 73
 Minority interest in subsidiary                                380                636
 Commitments and contingency
 Shareholders' equity:
   Preferred stock, $.01 par value; authorized,
   1,000,000 shares; issued, none
   Common stock, $.01 par value; authorized,
     20,000,000 shares; issued and outstanding,
     12,835,895 shares in 1996 and 12,905,998
     shares in 1995                                             128                129
   Additional paid-in capital                                44,321             46,467
   Retained earnings                                         71,357             66,783
   Unrealized gain (loss) on short-term investments             (45)               133
   Cumulative translation adjustments                          (106)               (31)
                                                           --------           --------
           Total shareholders' equity                       115,655            113,481
                                                           --------           --------
           Total                                           $173,915           $175,736
                                                           ========           ========

 See notes to condensed consolidated financial statements.

                         PROGRESS SOFTWARE CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)


                                                      Three Months Ended May 31,           Six Months Ended May 31,
                                                      --------------------------          -------------------------
                                                         1996             1995               1996            1995
                                                      ---------        ---------          ---------       ---------
 Revenue:
   Software licenses                                  $  20,730        $  26,787          $  49,723       $  51,345
   Maintenance and support services                      20,932           15,971             40,321          30,831
                                                      ---------        ---------          ---------       ---------
           Total revenue                                 41,662           42,758             90,044          82,176
                                                      ---------        ---------          ---------       ---------

 Costs and expenses:
   Cost of software licenses                              2,231            1,616              4,581           2,820
   Cost of maintenance and support services               7,008            5,521             14,010          10,678
   Sales and marketing                                   22,083           19,562             44,007          36,921
   Product development                                    5,866            5,666             11,891          11,487
   Purchase of in-process software development                -                -                  -           2,373
   General and administrative                             5,263            4,429             10,489           8,727
                                                      ---------        ---------          ---------       ---------
           Total costs and expenses                      42,451           36,794             84,978          73,006
                                                      ---------        ---------          ---------       ---------
 Income (loss) from operations                             (789)           5,964              5,066           9,170
                                                      ---------        ---------          ---------       ---------

 Other income (expense):
   Interest income                                          992              885              1,941           1,619
   Interest expense                                          (1)              (3)                (6)             (6)
   Foreign currency loss                                     (4)            (106)              (303)           (441)
   Minority interest                                         87              176                256             196
   Other income (expense)                                   (49)               1                (23)             11
                                                      ---------        ---------          ---------       ---------
           Total other income                             1,025              953              1,865           1,379
                                                      ---------        ---------          ---------       ---------

 Income before provision for income taxes                   236            6,917              6,931          10,549
 Provision for income taxes                                  81            2,352              2,357           4,394
                                                      ---------        ---------          ---------       ---------
 Net income                                           $     155        $   4,565          $   4,574       $   6,155
                                                      =========        =========          =========       =========

 Income per common share                                  $0.01            $0.34              $0.34           $0.46
                                                          =====            =====              =====           =====

 Weighted average number of  common and
   common equivalent shares outstanding                  13,121           13,434             13,445          13,378
                                                         ======           ======             ======          ======




See notes to condensed consolidated financial statements.

                         PROGRESS SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                   (Unaudited)

                                                                                     Six Months Ended May 31,
                                                                                   ----------------------------
                                                                                    1996                  1995
                                                                                   -------              -------
Cash flows from operating activities:
   Net income                                                                      $ 4,574              $ 6,155
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization of property and equipment                         4,590                2,556
     Charge for purchase of in-process software development                              -                2,373
     Amortization of capitalized software costs                                        805                  450
     Amortization of intangible assets                                                 176                  134
     Deferred income taxes                                                              78                   34
     Minority interest in subsidiary                                                  (256)                (196)
     Noncash compensation                                                                1                    1
     Changes in operating assets and liabilities:
   Accounts receivable                                                               7,128                 (108)
   Inventories                                                                         226                 (173)
   Other current assets                                                               (303)                (926)
   Accounts payable and accrued expenses                                            (5,934)              (2,577)
   Income taxes payable                                                                713                2,016
   Deferred revenue                                                                  2,064                4,307
                                                                                   -------              -------
   Total adjustments                                                                 9,288                7,891
                                                                                   -------              -------
   Net cash provided by operating activities                                        13,862               14,046
                                                                                   -------              -------

 Cash flows from investing activities:
   Purchases of investments available for sale                                     (38,731)             (45,849)
   Maturities of investments available for sale                                     13,313               23,982
   Sales of investments available or sale                                           19,895                7,656
   Purchase of property and equipment                                               (5,616)              (5,949)
   Capitalized software costs                                                       (1,217)                (980)
   Acquisition of CSI, net of cash acquired                                              -               (1,894)
   Increase in other noncurrent assets                                                (412)                (850)
                                                                                   -------              -------
   Net cash used for investing activities                                          (12,768)             (23,884)
                                                                                   -------              -------

 Cash flows from financing activities:
   Proceeds from issuance of common stock                                            1,462                2,969
   Repurchase of common stock                                                       (3,778)                   -
   Contributions from minority interest                                                  -                  495
   Payment of obligations under capital leases                                         (39)                 (41)
                                                                                   -------              -------
   Net cash provided by (used for) financing activities                             (2,355)               3,423
                                                                                   -------              -------
 Effect of exchange rate changes on cash                                              (174)                 589
                                                                                   -------              -------

 Net decrease in cash and equivalents                                               (1,435)              (5,826)
 Cash and equivalents, beginning of period                                          33,465               24,533
                                                                                   -------              -------
 Cash and equivalents, end of period                                               $32,030              $18,707
                                                                                   =======              =======

 See notes to condensed consolidated financial statements

                         PROGRESS SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by Progress Software Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended November 30, 1995.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

2.       Income Per Common Share

         Income per common share is computed on a fully-diluted basis using the weighted average number of common and common equivalent shares outstanding during each period presented.

3.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of product media, documentation, and packaging.

4.       Income Taxes

         The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

5.       Contingency

         The Company's 401(k) Plan has approximately $900,000 in Guaranteed Investment Contracts (GICs) issued by Mutual Benefit Life Insurance Company (MBLI). On July 16, 1991, the Insurance Commissioner of the State of New Jersey took possession and control of MBLI's assets. In April 1994, a rehabilitation plan was approved by the Superior Court of New Jersey. Pursuant to the plan, the GICs are supported by a group of life insurance companies and are paid out from the assets of MBL Life Assurance Corporation, the successor to MBLI. The company is not presently able to determine whether the 401(k) Plan or its participants will incur any losses as a result of this action or whether, if such losses are incurred, the Company might be subject to any liability (either directly as a Plan fiduciary or as an indemnitor of officers and directors of the Company who serve as trustees of the Plan).

6.       Accounting for Stock-Based Compensation

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company will adopt SFAS 123 in fiscal 1997. As permitted by SFAS 123, the Company intends to continue to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and will make the proforma disclosures required by SFAS 123. Adoption will not have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The Company's total revenue and net income for the second quarter of fiscal 1996 decreased 3% and 97%, respectively, from the total revenue and net income for the second quarter of fiscal 1995. The Company's total revenue for the first six months of 1996 increased 10% from the first six months of 1995. The Company's net income for the first six months of 1995 decreased 46% from the first six months of 1995 before the non-recurring charge. In the first quarter of fiscal 1995, the Company recorded a non-recurring charge of $2,373,000 for purchase of in-process software development costs related to the acquisition of Crescent Software, Inc. (CSI). The acquisition was accounted for as a purchase.

      The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

                                               Percentage of Total Revenue                  Period-to-Period Change
                                  ---------------------------------------------------  ----------------------------------
                                  Three Months Ended May 31, Six Months Ended May 31,   Three Months          Six Months
                                  -------------------------  ------------------------  1996 Compared        1996 Compared
                                        1996        1995         1996       1995          to 1995              to 1995
                                        ----        ----         ----       ----       -------------        -------------
Revenue:
     Software licenses                  50%          63%         55%         62%              (23)%               (3)%
     Maintenance and support services   50           37          45          38                31                 31
                                       ---          ---         ---         ---
        Total revenue                  100          100         100         100                (3)                10
                                       ---          ---         ---         ---

Cost and expenses:
     Cost of software licenses           5            4           5           3                38                 62
     Cost of maintenance and
        support services                17           13          15          13                27                 31
     Sales and marketing                53           46          49          45                13                 19
     Product development                14           13          13          14                 4                  4
     Purchase of in-process software
        development                      -            -           -           3                 -               (100)
     General and administrative         13           10          12          11                19                 20
                                       ---          ---         ---         ---
        Total costs and expenses       102           86          94          89                15                 16
                                       ---          ---         ---         ---
Income from operations                  (2)          14           6          11              (113)               (45)
                                      -----         ---          --         ---
Other income                             2            2           2           2                 8                 35
                                       ---          ---         ---         ---

Income before provision for
     income taxes                        0           16           8          13               (97)               (34)
Provision for income taxes               0            5           3           6               (97)               (46)
                                      ----         ----        ----        ----
Net income                               0%          11%          5%          7%              (97)%              (26)%
                                       ===         ====       =====        ====

- - ---------------

         The Company's total revenue decreased 3% from $42,758,000 in the second quarter of fiscal 1995 to $41,662,000 in the second quarter of fiscal 1996. The Company's total revenue increased 10% from $82,176,000 in the first six months of fiscal 1995 to $90,044,000 in the first six months of fiscal
1996. Software license revenue decreased 23% from $26,787,000 in the second quarter of fiscal 1995 to $20,730,000 in the second quarter of fiscal 1996. Software license revenue decreased 3% from $51,345,000 in the first six months of fiscal 1995 to $49,723,000 in the first six months of fiscal 1996. The software license revenue decrease is attributable to increased competition, a slowdown in the rate of growth for application development tools, the transition some of the Company's Application Partners face in the marketplace as they move their applications to PROGRESS Version 8 and the new user-based pricing model implemented in the fourth quarter of fiscal 1995. The new pricing model appears to have resulted in smaller initial purchases since customers have reduced the number of user counts purchased. During the first six months of fiscal 1996, the Company entered into approximately 151 new Application Partner agreements worldwide (60 in North America and 91 outside North America). Total revenue generated in markets outside North America increased from $46,067,000 in the first six months of fiscal 1995 to $52,333,000 in the first six months of fiscal 1996 and increased from 56% to 58% of total revenue in each period. Total revenue generated outside North America would not have been significantly different in the first six months of fiscal 1996 if exchange rates had been constant as compared to the first six months of fiscal 1995. Maintenance and support services revenue increased 31% from $15,971,000 in the second quarter of fiscal 1995 to $20,932,000 in the second quarter of fiscal 1996. Maintenance and support services revenue increased 31% from $30,831,000 in the first six months of fiscal 1995 to $40,321,000 in the first six months of fiscal 1996. The maintenance and support services revenue increase is primarily a result of growth in the Company's installed customer base, renewal of maintenance contracts and greater demand for consulting services.

         Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties, and amortization of capitalized software costs. Cost of software licenses increased 38% from $1,616,000 in the second quarter of fiscal 1995 to $2,231,000 in the second quarter of fiscal 1996 and increased as a percentage of software license revenue from 6% to 11%. Cost of software licenses increased 62% from $2,820,000 in the first six months of fiscal 1995 to $4,581,000 in the first six months of fiscal 1996 and increased as a percentage of software license revenue from 6% to 9%. The percentage and dollar increase is due to an increase in amortization of capitalized software costs, higher documentation costs associated with PROGRESS Version 7 and Version 8 as compared to Version 6 and an increase in the number of software license update shipments. Cost of software licenses as a percentage of software license revenue can vary depending upon the relative product mix in the related period.

         Cost of maintenance and support services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and support services increased 27% from $5,521,000 in the second quarter of fiscal 1995 to $7,008,000 in the second quarter of fiscal 1996 but decreased as a percentage of maintenance and support services revenue from 35% to 34%. Cost of maintenance and support services increased 31% from $10,678,000 in the first six months of fiscal 1995 to $14,010,000 in the first six months of fiscal 1996, but remained approximately 35% of maintenance and support services revenue in each period. The dollar increase was due primarily to the growth in the Company's technical support, education, and consulting staff and related costs required to support the growth in the Company's installed customer base. The Company increased its technical support, education, and consulting staff from 101 in North America and 96 outside North America at May 31, 1995 to 126 in North America and 98 outside North America at May 31, 1996.

         Sales and marketing expenses increased 13% from $19,562,000 in the second quarter of fiscal 1995 to $22,083,000 in the second quarter of fiscal 1996 and increased as a percentage of total revenue from 46% to 53%. Sales and marketing expenses increased 19% from $36,921,000 in the first six months of fiscal 1995 to $44,007,000 in the first six months of fiscal 1996, and increased as a percentage of total revenue from 45% to 49%. The percentage and dollar increase in sales and marketing expenses was primarily due to expansion of the sales, sales support and marketing staff, the establishment of a subsidiary in Argentina and expansion of marketing activities associated with PROGRESS Version 8 and the Crescent Division product line. The Company increased its sales, sales support and marketing staff from 256 in North America and 195 outside North America at May 31, 1995 to 281 in North America and 221 outside North America at May 31, 1996.

         Product development expenses increased 4% from $5,666,000 in the second quarter of fiscal 1995 to $5,866,000 in the second quarter of fiscal 1996, and increased as a percentage of total revenue from 13% to 14%. Product development expenses increased 4% from $11,487,000 in the first six months of fiscal 1995 to $11,891,000 in the first six months of fiscal 1996, but decreased as a percentage of total revenue from 14% to 13%. The dollar increase was due primarily to higher personnel costs and other related costs to support continued new product development efforts for the PROGRESS Versions 7 and 8 product set in the Enterprise Division and Visual Basic add-on tools and components within the Crescent Division. The product development staff decreased from 232 at May 31, 1995 to 220 at May 31, 1996.

         The Company capitalized $553,000 of software development costs in the second quarter of fiscal 1995 and $608,000 in the second quarter of fiscal 1996, which represented 9% of total product development expenses in each period. The Company capitalized $980,000 in the first six months of fiscal 1995 and $1,217,000 in the first six months of fiscal 1996, which represented 8% and 9%, respectively, of total product development expenses in each period. A substantial portion of the amount capitalized related to work on the next release of PROGRESS Version 8. Capitalized software costs are amortized over the estimated life of the product (two to four years) and amounts amortized are included in cost of software licenses for the period.

         General and administrative expenses include the costs of the finance, human resources, legal, information systems, and administrative departments of the Company. General and administrative expenses increased 19% from $4,429,000 in the second quarter of fiscal 1995 to $5,263,000 in the second quarter of fiscal 1996, and increased as a percentage of total revenue from 10% to 13%. General and administrative expenses increased 20% from $8,727,000 in the first six months of fiscal 1995 to $10,489,000 in the first six months of fiscal 1996, and increased as a percentage of total revenue from 11% to 12%. The dollar increase resulted primarily from the addition of personnel and related costs to support the growth of the Company's operations. The Company increased its administrative staff from 93 in North America and 78 outside North America at May 31, 1995 to 105 in North America and 82 outside North America at May 31, 1996.

         Other income increased approximately $72,000 from $953,000 in the second quarter of fiscal 1995 to $1,025,000 in the second quarter of fiscal 1996 due primarily to higher interest income. Other income increased approximately $486,000 from $1,379,000 in the first six months of fiscal 1995 to $1,865,000 in the first six months of fiscal 1996 due primarily to higher interest income, lower foreign currency losses and the minority interest in the Company's joint venture in Japan. All revenue, costs and expenses attributable to the Company's joint venture are included in the Company's revenue, costs and expenses. To account for the fact that the Company owns only a 51% interest in the joint venture, other income (expense) reflects that portion of the joint venture's income or loss which is attributable to the 49% minority interest in the joint venture. The joint venture generated a net loss in each period presented and the Company recorded as "other income - minority interest" an amount equal to 49% of the joint venture's net loss. The increase in interest income was due to higher average cash balances. Foreign currency losses relate primarily to the translation and settlement of short-term intercompany receivables.

         The Company's effective tax rate was 34.0% in the second quarter of fiscal 1996 and in the first six months of fiscal 1996 as compared to 34.0% in the second quarter of fiscal 1995 and 41.7% in the first six months of fiscal 1995. The decrease in the first six months of 1996 from the first six months of fiscal

1995 was due to nondeductible expenses related to the acquisition of CSI in January 1995 included in fiscal 1995. Excluding these nondeductible expenses, the Company's effective tax rate for fiscal 1995 was 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had $96,248,000 in cash and short-term investments at May 31, 1996. The increase of $3,910,000 from $92,338,000 at November 30, 1995 was due primarily to cash generated from operations.

         The Company purchased $5,949,000 of property and equipment in the first six months of fiscal 1995 and $5,616,000 in the first six months of fiscal 1996, which consisted of computer equipment and software, furniture and fixtures, and leasehold improvements. The level of property and equipment purchases resulted from continued growth in the business. The Company financed these purchases from cash generated from operations.

         The Company purchased 215,000 shares of its common stock for $3,778,000 in the first six months of fiscal 1996. In September 1995, the Board of Directors reauthorized through September 30, 1996 the purchase of up to 3,000,000 shares of the Company's common stock at such times when the Company deems such purchases to be an effective use of cash. The Company financed these purchases from cash generated from operations.

         Total current liabilities decreased approximately $4,046,000 from November 30, 1995. This was primarily due to a decrease in accrued compensation and related taxes of $5,888,000 related to the payment of fiscal 1995 bonuses and profit sharing.

         The Company's 401(k) Plan has approximately $900,000 in Guaranteed Investment Contracts (GICs) issued by Mutual Benefit Life Insurance Company
(MBLI). On July 16, 1991, the Insurance Commissioner of the State of New Jersey took possession and control of MBLI's assets. In April 1994, a rehabilitation plan was approved by the Superior Court of New Jersey. Pursuant to the plan, the GICs are supported by a group of life insurance companies and are paid out from the assets of MBL Life Assurance Corporation, the successor to MBLI. The Company is not presently able to determine whether the 401(k) Plan or its participants will incur any losses as a result of this action or whether, if such losses are incurred, the Company might be subject to any liability (either directly as a Plan fiduciary or as an indemnitor of officers and directors of the Company who serve as trustees of the Plan).

         The Company believes that existing cash balances together with its funds generated from operations will be sufficient to finance the Company's operations and meet its foreseeable cash requirements (including planned capital expenditures, lease commitments, and other long-term obligations) at least through the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company operates in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond the Company's control. The following discussion highlights some of these risks.

         The Company's future operating results may vary from quarter-to-quarter, and, as such, one quarter's results should not be relied upon as an indication of future performance. Revenue forecasting is uncertain, in large part, because the Company generally ships its products upon receipt of orders. This uncertainty is compounded because each quarter's revenue is derived disproportionately from orders booked and shipped during the third month, and disproportionately in the latter half of that month. In contrast, most of the company's expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced rapidly. Thus, an unexpected reduction in the Company's revenue, or in the rate of growth of such revenue, would have a material adverse effect on the profitability of the Company.

         Approximately 52% of the Company's total revenue in fiscal year 1995 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations which are conducted in foreign currencies, changes in the value of these foreign currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

         The Company's operations are currently organized around the Enterprise Division and the Crescent Division. The Enterprise Division develops and markets the Company's core product line, the PROGRESS Application Development Environment, the PROGRESS RDBMS, and the PROGRESS Dataserver Architecture (collectively, "PROGRESS"). In November 1995, the Company began commercially shipping the latest major enhancement to the PROGRESS product line, PROGRESS Version 8. The Company's Crescent Division develops and markets a collection of advanced tools and components to Microsoft Visual Basic development teams. The Crescent Division began offering these products commercially in January 1995 and has since released major enhancements to its existing line of products as well as many new products.

         Although the Company believes that PROGRESS and the Crescent line of products have features and functionality which enable the Company to compete effectively with other vendors of application development products, ongoing enhancements to PROGRESS and the Crescent line of products will be required to enable the Company to maintain its competitive position. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Delays in the release of enhancements may negatively affect results.

         The Company has derived most of its revenue from PROGRESS and other products which complement PROGRESS and are generally licensed only in conjunction with PROGRESS. Accordingly, the Company's future results depend on continued market acceptance of PROGRESS and any factor adversely affecting the market for PROGRESS could have a material adverse effect on the Company's business and its financial results. Future results may also depend upon the Company's continued successful distribution of PROGRESS through its Application Partner channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. Application Partners resell PROGRESS along with their own applications and any adverse effect on their business related to competition, pricing and other factors could have a material adverse effect on the Company.

         The Company experiences significant competition from a variety of sources with respect to the marketing and distribution of PROGRESS. Some of these competitors have greater financial, marketing or technical resources than the Company and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than can the Company.

         The Company hopes that the Crescent Division and other new products will contribute positively to the Company's future results. The market for the Crescent product line is extremely competitive and may be affected by changes in Microsoft's strategy with respect to Visual Basic and the add-on product market for Visual Basic, and market acceptance of products competitive with Visual Basic.

         Overlaying the risks associated with the Company's existing products and enhancements are ongoing technological developments and rapid changes in customer requirements. The Company's future success will depend upon its ability to develop and introduce in a timely manner new products that take advantage of technological advances and respond to new customer requirements. The Company's Enterprise and Crescent Divisions are currently developing new products intended to help organizations meet the future needs of application developers.

         The development of new products is increasingly complex and uncertain, which increases the risk of delays. There can be no assurance that the Company will be successful in developing new products incorporating new technology on a timely basis, or that its new products will adequately address the changing needs of the marketplace. The marketplace for these new products is intensely competitive and characterized by low barriers to entry. As a result, new competitors possessing technological, marketing or other competitive advantages may emerge and rapidly acquire market share.

         The Company's future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for such personnel in the software industry is intense. Although the Company has been successful to date in this endeavor, there can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to successfully develop new and enhanced products and to continue to grow and operate profitably.

         The Company's success is heavily dependent upon its proprietary software technology. The Company relies principally on a combination of contract provisions and copyright, trademark and trade secret laws to protect its proprietary technology. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, the use of patents to protect software has increased, and there can be no assurance that third parties will not assert infringement claims in the future.

         The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance.

PART II.         OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders of the Company held on May 14, 1996, the shareholders voted on the items described below:

      o  To fix the numbers of directors at seven:

                         Affirmative      Negative         Votes
                         Votes Cast       Votes Cast       Abstaining
                         -----------      ----------       ----------
                          8,858,017         13,251           40,849

      o To elect the following seven directors: Joseph W. Alsop, Larry R. Harris, Robert J. Lepkowski, Michael L. Mark, Arthur J. Marks, Amram Rasiel and James W. Storey

         Nominee                      For              Withhold Authority
         -------                   ---------           ------------------
         Joseph W. Alsop           8,831,318                  80,799
         Larry R. Harris           8,831,718                  80,399
         Robert J. Lepkowski       8,831,718                  80,399
         Michael L. Mark           8,831,718                  80,399
         Arthur J. Marks           8,831,718                  80,399
         Amram Rasiel              8,831,686                  80,431
         James W. Storey           8,831,718                  80,399

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:
      11.1  -  Statement regarding computation of per share earnings
      27    -  Financial Data Schedule

b)    Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended May 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PROGRESS SOFTWARE CORPORATION
                                  (Registrant)



Dated:  July 3, 1996              /s/Joseph W. Alsop
                                  --------------------------
                                  Joseph W. Alsop
                                  President and Treasurer
                                  (Principal Executive Officer)



Dated:  July 3, 1996              /s/Norman R. Robertson
                                  --------------------------
                                  Norman R. Robertson
                                  Vice President, Finance
                                  (Principal Financial Officer)



Dated:  July 3, 1996              /s/Mary B. Miller
                                  --------------------------
                                  Mary B. Miller
                                  Director,
                                  Finance and Administration
                                  (Principal Accounting Officer)

                         PROGRESS SOFTWARE CORPORATION

                                 Exhibit Index


                                                                    Page
                                                                    ----
11.1     -    Statement regarding computation of per share earnings  17

27       -    Financial Data Schedule                                18