Form 10-Q
period 1996-08-31
PROGRESS SOFTWARE CORP /MA
filed 1996-10-11
CIK 876167

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                    ----------------------------------------

                                    FORM 10-Q

                    ----------------------------------------


(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the Quarterly Period Ended  August 31, 1996

                                       OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                    ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

                  Yes   X                       No
                      -----                        -----

As of September 30, 1996, there were 12,674,949 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


===============================================================================

                          PROGRESS SOFTWARE CORPORATION

                                    FORM 10-Q

                   FOR THE THREE MONTHS ENDED AUGUST 31, 1996

                                TABLE OF CONTENTS




                                                                         Page
                                                                         ----
PART I.     FINANCIAL INFORMATION


ITEM 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
            August 31, 1996 and November 30, 1995                          3

            Condensed Consolidated Statements of Income for
            the three and nine months ended August 31, 1996 and
            August 31, 1995                                                4

            Condensed Consolidated Statements of Cash Flows
            for the nine months ended August 31, 1996 and
            August 31, 1995                                                5

            Notes to Condensed Consolidated Financial Statements           6

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8



PART II.    OTHER INFORMATION


ITEM 6.     Exhibits and Reports on Form 8-K                              14

            Signatures                                                    15

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            PROGRESS SOFTWARE CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share and per share data)
                                                      August 31, 1996   November 30, 1995
                                                      ---------------   -----------------
                                                        (Unaudited)        (Audited)

ASSETS
Current assets:
  Cash and equivalents                                   $ 30,878          $ 33,465
  Short-term investments                                   65,251            58,873
  Accounts receivable (less allowance for doubtful
  accounts of $5,089 in 1996 and $4,611 in 1995)           30,037            41,652
  Inventories                                               1,630             2,090
  Other current assets                                      4,738             4,804
  Deferred income taxes                                     3,485             3,227
                                                         --------          --------
          Total current assets                            136,019           144,111
                                                         --------          --------

Property and equipment-net                                 25,164            24,318
Capitalized software costs-net                              5,288             4,668
Other assets                                                2,959             2,639
                                                         --------          --------
          Total                                          $169,430          $175,736
                                                         ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                      $     49          $     89
  Accounts payable                                          6,668             9,536
  Accrued compensation and related taxes                    9,883            14,829
  Income taxes payable                                      2,273             2,231
  Other accrued liabilities                                 5,122             4,350
  Advanced payments from customers                          1,038               812
  Deferred revenue                                         27,390            26,993
                                                         --------          --------
          Total current liabilities                        52,423            58,840
                                                         --------          --------

Deferred income taxes                                       3,013             2,706
Long-term debt                                                 68                73
Minority interest in subsidiary                               285               636
Commitments and contingency
Shareholders' equity:
  Preferred stock, $.01 par value; authorized,
   1,000,000 shares; issued, none
  Common stock, $.01 par value; authorized, 20,000,000
   shares; issued and outstanding, 12,668,899 shares
   in 1996 and 12,905,998 shares in 1995                      127               129
  Additional paid-in capital                               42,005            46,467
  Retained earnings                                        71,575            66,783
  Unrealized gain on short-term investments                    20               133
  Cumulative translation adjustments                          (86)              (31)
                                                         --------          --------
          Total shareholders' equity                      113,641           113,481
                                                         --------          --------
          Total                                          $169,430          $175,736
                                                         ========          ========




See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (In thousands, except per share data)
                                            (Unaudited)

                                          Three Months Ended August 31, Nine Months Ended August 31,
                                          ----------------------------- ----------------------------
                                               1996           1995           1996           1995
                                          -------------     ----------  -------------     ---------

Revenue:
  Software licenses                           $19,658       $25,789       $ 69,381       $ 77,134
  Maintenance and support services             21,753        19,172         62,074         50,003
                                              -------       -------       --------       --------
          Total revenue                        41,411        44,961        131,455        127,137
                                              -------       -------       --------       --------
Costs and expenses:
  Cost of software licenses                     2,011         1,717          6,592          4,537
  Cost of maintenance and support services      7,689         6,628         21,699         17,306
  Sales and marketing                          20,942        20,254         64,949         57,175
  Product development                           6,096         6,099         17,987         17,586
  Purchase of in-process software development      --            --             --          2,373
  General and administrative                    5,449         4,560         15,938         13,287
                                              -------       -------       --------       --------
          Total costs and expenses             42,187        39,258        127,165        112,264
                                              -------       -------       --------       --------
Income (loss) from operations                    (776)        5,703          4,290         14,873
                                              -------       -------       --------       --------
Other income (expense):
  Interest income                                 943           922          2,884          2,541
  Interest expense                                 (1)           (5)            (7)           (11)
  Foreign currency gain (loss)                     20          (209)          (283)          (650)
  Minority interest                                95           133            351            329
  Other income (expense)                           49            (3)            26              8
                                              -------       -------       --------       --------
          Total other income                    1,106           838          2,971          2,217
                                              -------       -------       --------       --------

Income before provision for income taxes          330         6,541          7,261         17,090
Provision for income taxes                        112         2,223          2,469          6,617
                                              -------       -------       --------       --------
Net income                                    $   218       $ 4,318       $  4,792       $ 10,473
                                              =======       =======       ========       ========

Income per common share                       $  0.02       $  0.31       $   0.36       $   0.77
                                              =======       =======       ========       ========
Weighted average number of common and
common equivalent shares outstanding           12,915        13,752         13,268         13,536
                                              =======       =======       ========       ========





See notes to condensed consolidated financial statements.

                        PROGRESS SOFTWARE CORPORATION

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)
                                         (Unaudited)
                                                              Nine Months Ended August 31,
                                                              ----------------------------
                                                                  1996           1995
                                                              ------------    ------------

Cash flows from operating activities:
  Net income                                                    $  4,792      $ 10,473
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment        7,058         3,904
    Charge for purchase of in-process software development            --         2,373
    Amortization of capitalized software costs                     1,224           774
    Amortization of intangible assets                                268           215
    Deferred income taxes                                             51            34
    Minority interest in subsidiary                                 (351)         (329)
    Noncash compensation                                               2             2
    Changes in operating assets and liabilities:
     Accounts receivable                                          11,566        (1,516)
     Inventories                                                     464          (225)
     Other current assets                                           (107)         (994)
     Accounts payable and accrued expenses                        (6,601)       (4,994)
     Income taxes payable                                            215         2,477
     Deferred revenue                                                399         5,458
                                                                --------      --------
       Total adjustments                                          14,188         7,179
                                                                --------      --------
       Net cash provided by operating activities                  18,980        17,652
                                                                --------      --------
Cash flows from investing activities:
  Purchases of investments available for sale                    (59,302)      (71,900)
  Maturities of investments available for sale                    20,600        47,414
  Sales of investments available for sale                         32,211         8,758
  Purchase of property and equipment                              (7,943)       (8,859)
  Capitalized software costs                                      (1,844)       (1,822)
  Acquisition of CSI, net of cash acquired                            --        (1,894)
  Increase in other noncurrent assets                               (452)       (1,094)
                                                                --------      --------
       Net cash used for investing activities                    (16,730)      (29,397)
                                                                --------      --------
Cash flows from financing activities:
  Proceeds from issuance of common stock                           1,642         4,492
  Repurchase of common stock                                      (6,276)           --
  Contributions from minority interest                                --         1,039
  Payment of obligations under capital leases                        (49)          (61)
                                                                --------      --------
       Net cash provided by (used for) financing activities       (4,683)        5,470
                                                                --------      --------
Effect of exchange rate changes on cash                             (154)          420
                                                                --------      --------

Net decrease in cash and equivalents                              (2,587)       (5,855)
Cash and equivalents, beginning of period                         33,465        24,533
                                                                --------      --------
Cash and equivalents, end of period                             $ 30,878      $ 18,678
                                                                ========      ========



See notes to condensed consolidated financial statements.

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

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS

     The Company's total revenue and net income for the third quarter of fiscal 1996 decreased 8% and 95%, respectively, from the total revenue and net income for the third quarter of fiscal 1995. The Company's total revenue for the first nine months of 1996 increased 3% from the first nine months of 1995. The Company's net income for the first nine months of 1996 decreased 63% from the first nine months of 1995 before the non-recurring charge. In the first quarter of fiscal 1995, the Company recorded a non-recurring charge of $2,373,000 for purchase of in-process software development costs related to the acquisition of Crescent Software, Inc. (CSI). The acquisition was accounted for as a purchase.

     The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.


                                           Percentage of Total Revenue         Period-to-Period Change
                                      -------------------------------------  -----------------------------
                                      Three Months Ended  Nine Months Ended
                                      ------------------  -----------------
                                          August 31,         August 31,       Three Months    Nine Months
                                        --------------     -------------     1996 Compared   1996 Compared
                                        1996      1995     1996     1995        to 1995         to 1995
                                        ----      ----     ----     ----     -------------   -------------

Revenue:
   Software licenses                      47%       57%      53%      61%        (24)%          (10)%
   Maintenance and support services       53        43       47       39          13             24
                                         ---       ---      ---      ---
      Total revenue                      100       100      100      100          (8)             3
                                         ---       ---      ---      ---
Cost and expenses:
   Cost of software licenses               5         4        5        3          17             45
   Cost of maintenance and
      support services                    19        15       17       14          16             25
   Sales and marketing                    50        45       49       45           3             14
   Product development                    15        13       14       14           0              2
   Purchase of in-process software
      development                          -         -        -        2           -              -
   General and administrative             13        10       12       10          19             20
                                         ---       ---      ---      ---
      Total costs and expenses           102        87       97       88           7             13
                                         ---       ---      ---      ---
Income (loss) from operations             (2)       13        3       12        (114)           (71)
                                         ---       ---      ---      ---
Other income                               2         2        3        1          32             34
                                         ---       ---      ---      ---
Income before provision for
   income taxes                            1        15        6       13         (95)           (58)
Provision for income taxes                 0         5        2        5         (95)           (63)
                                         ---       ---      ---      ---
Net income                                 1%       10%       4%       8%        (95)%          (54)%
                                         ===       ===      ===      ===


----------

     The Company's total revenue decreased 8% from $44,961,000 in the third quarter of fiscal 1995 to $41,411,000 in the third quarter of fiscal 1996. The Company's total revenue increased 3% from $127,137,000 in the first nine months of fiscal 1995 to $131,455,000 in the first nine months of fiscal 1996. Software license revenue decreased 24% from $25,789,000 in the third quarter of fiscal 1995 to $19,658,000 in the third quarter of fiscal 1996. Software license revenue decreased 10% from $77,134,000 in the first nine months of fiscal 1995 to $69,381,000 in the first nine months of fiscal 1996. The software license revenue decrease is attributable to increased competition, a slowdown in the rate of growth for application development tools, the transition some of the Company's Application Partners face in the marketplace as they move their applications to PROGRESS Version 8 and the new user-based pricing structure implemented in the fourth quarter of fiscal 1995. The new pricing structure appears to have resulted in smaller initial purchases since customers have reduced the number of user counts purchased. During the first nine months of fiscal 1996, the Company entered into approximately 219 new Application Partner agreements worldwide (92 in North America and 127 outside North America). Maintenance and support services revenue increased 13% from $19,172,000 in the third quarter of fiscal 1995 to $21,753,000 in the third quarter of fiscal 1996. Maintenance and support services revenue increased 24% from $50,003,000 in the first nine months of fiscal 1995 to $62,074,000 in the first nine months of fiscal 1996. The maintenance and support services revenue increase is primarily a result of growth in the Company's installed customer base, renewal of maintenance contracts and greater demand for consulting services. Total revenue generated in markets outside North America increased from $69,688,000 in the first nine months of fiscal 1995 to $76,144,000 in the first nine months of fiscal 1996 and increased from 55% to 58% of total revenue in each period. Total revenue generated outside North America would not have been significantly different in the first nine months of fiscal 1996 if exchange rates had been constant as compared to the first nine months of fiscal 1995.

     Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties, and amortization of capitalized software costs. Cost of software licenses increased 17% from $1,717,000 in the third quarter of fiscal 1995 to $2,011,000 in the third quarter of fiscal 1996 and increased as a percentage of software license revenue from 7% to 10%. Cost of software licenses increased 45% from $4,537,000 in the first nine months of fiscal 1995 to $6,592,000 in the first nine months of fiscal 1996 and increased as a percentage of software license revenue from 6% to 10%. The percentage and dollar increase is due to an increase in amortization of capitalized software costs, higher documentation costs associated with PROGRESS Version 7 and Version 8 as compared to Version 6, higher royalty expense and an increase in the number of software license update shipments. Cost of software licenses as a percentage of software license revenue can vary depending upon the relative product mix in the related period.

     Cost of maintenance and support services consists primarily of costs of providing customer technical support, education, and consulting. Cost of maintenance and support services increased 16% from $6,628,000 in the third quarter of fiscal 1995 to $7,689,000 in the third quarter of fiscal 1996 but remained approximately 35% of maintenance and support services revenue in each period. Cost of maintenance and support services increased 25% from $17,306,000 in the first nine months of fiscal 1995 to $21,699,000 in the first nine months of fiscal 1996, but remained approximately 35% of maintenance and support services revenue in each period. The dollar increase was due primarily to the growth in the Company's technical support, education, and consulting staff and related costs required to support the growth in the Company's installed customer base. The Company increased its technical support, education, and consulting staff from 209 to 214 (111 in North America and 98 outside North America at August 31, 1995 to 121 in North America and 93 outside North America at August 31, 1996).

     Sales and marketing expenses increased 3% from $20,254,000 in the third quarter of fiscal 1995 to $20,942,000 in the third quarter of fiscal 1996 and increased as a percentage of total revenue from 45% to 50%. Sales and marketing expenses increased 14% from $57,175,000 in the first nine months of fiscal 1995 to $64,949,000 in the first nine months of fiscal 1996, and increased as a percentage of total revenue from 45% to 49%. The percentage and dollar increase in sales and marketing expenses was primarily due to expansion of the sales, sales support and marketing staff, the establishment of a subsidiary in Argentina and, to a lesser extent, expansion of marketing activities associated with

PROGRESS Version 8 and the Crescent Division product line. The Company increased its sales, sales support and marketing staff from 445 to 494 (250 in North America and 195 outside North America at August 31, 1995 to 260 in North America and 234 outside North America at August 31, 1996).

     Product development expenses remained approximately the same, decreasing slightly from $6,099,000 in the third quarter of fiscal 1995 to $6,096,000 in the third quarter of fiscal 1996, but increased as a percentage of total revenue from 13% to 15%. Product development expenses increased 2% from $17,586,000 in the first nine months of fiscal 1995 to $17,987,000 in the first nine months of fiscal 1996, but remained approximately 14% of total revenue. The dollar increase was due primarily to higher average personnel costs and other related costs to support continued new product development efforts for WebSpeed and the PROGRESS Version 8 product set in the Enterprise Division and Visual Basic add-on tools and components within the Crescent Division. The product development staff decreased from 244 at August 31, 1995 to 200 at August 31, 1996. However, the average headcount of the product development staff has decreased by less than 5% in the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995.

     The Company capitalized $842,000 of software development costs in the third quarter of fiscal 1995 and $627,000 in the third quarter of fiscal 1996, which represented 12% and 9%, respectively, of total product development expenses in each period. The Company capitalized $1,822,000 in the first nine months of fiscal 1995 and $1,844,000 in the first nine months of fiscal 1996, which represented 9% of total product development expenses in both periods. A substantial portion of the amount capitalized related to work on the next release of PROGRESS Version 8. Capitalized software costs are amortized over the estimated life of the product (two to four years) and amounts amortized are included in cost of software licenses for the period.

     General and administrative expenses include the costs of the finance, human resources, legal, information systems, and administrative departments of the Company. General and administrative expenses increased 19% from $4,560,000 in the third quarter of fiscal 1995 to $5,449,000 in the third quarter of fiscal 1996, and increased as a percentage of total revenue from 10% to 13%. General and administrative expenses increased 20% from $13,287,000 in the first nine months of fiscal 1995 to $15,938,000 in the first nine months of fiscal 1996, and increased as a percentage of total revenue from 10% to 12%. The dollar increase resulted primarily from the addition of personnel and related costs to support the growth of the Company's operations. The Company increased its administrative staff from 174 to 180 (92 in North America and 82 outside North America at August 31, 1995 to 102 in North America and 78 outside North America at August 31, 1996).

     Other income increased approximately $268,000 from $838,000 in the third quarter of fiscal 1995 to $1,106,000 in the third quarter of fiscal 1996 due primarily to a foreign currency gain of $20,000 in the third quarter of fiscal 1996 as compared to a foreign currency loss of $209,000 in the third quarter of fiscal 1995. Other income increased approximately $754,000 from $2,217,000 in the first nine months of fiscal 1995 to $2,971,000 in the first nine months of fiscal 1996 due primarily to higher interest income, lower foreign currency losses and the minority interest in the Company's joint venture in Japan. All revenue, costs and expenses attributable to the Company's joint venture are included in the Company's revenue, costs and expenses. To account for the fact that the Company owns only a 51% interest in the joint venture, other income (expense) reflects that portion of the joint venture's income or loss which is attributable to the 49% minority interest in the joint venture. The joint venture generated a net loss in each period presented and the Company recorded as "other income - minority interest" an amount equal to 49% of the joint venture's net loss. The increase in interest income was due to higher average cash balances. Foreign currency gains and losses relate primarily to the translation and settlement of short-term intercompany receivables.

     The Company's effective tax rate was 34.0% in the third quarter of fiscal 1996 and in the first nine months of fiscal 1996 as compared to 34.0% in the third quarter of fiscal 1995 and 38.7% in the first nine months of fiscal 1995. The decrease in the first nine months of 1996 from the first nine months of fiscal 1995 was due to nondeductible expenses related to the acquisition of CSI in January 1995 included in fiscal 1995. Excluding these nondeductible expenses, the Company's effective tax rate for fiscal 1995 was 34.0%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $96,129,000 in cash and short-term investments at August 31, 1996. The increase of $3,791,000 from $92,338,000 at November 30, 1995 was due primarily to cash generated from operations.

     The Company purchased $8,859,000 of property and equipment in the first nine months of fiscal 1995 and $7,943,000 in the first nine months of fiscal 1996, which consisted of computer equipment and software, furniture and fixtures, and leasehold improvements. The level of property and equipment purchases resulted from continued growth in the business. The Company financed these purchases from cash generated from operations.

     The Company purchased 396,500 shares of its common stock for $6,276,000 in the first nine months of fiscal 1996 under the Board of Directors' previously announced authorization to purchase up to 3,000,000 shares of common stock through September 30, 1996. In September 1996, the Board of Directors authorized, during the period from October 1, 1996 through September 30, 1997, the purchase of up to 3,000,000 shares of the Company's common stock at such times when the Company deems such purchases to be an effective use of cash. The Company financed these purchases from cash generated from operations.

     Total current liabilities decreased approximately $6,417,000 from November 30, 1995. This was primarily due to a decrease in accrued compensation and related taxes of $4,946,000 resulting from the payment of fiscal 1995 bonuses and profit sharing.

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

   Approximately 50% of the Company's total revenue for the first nine months of fiscal 1996 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations which are conducted in foreign currencies, changes in the value of these foreign currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection and the burdens of complying with a wide variety of foreign laws and regulations.

   The Company's operations are currently organized around the Enterprise Division and the Crescent Division. The Enterprise Division develops and markets the Company's core product line, the PROGRESS Application Development Environment, the PROGRESS RDBMS, and the PROGRESS Dataserver Architecture (collectively, "PROGRESS"). In November 1995, the Company began commercially shipping the latest major enhancement to the PROGRESS product line, PROGRESS Version 8. In September 1996, the Company announced the availability of WebSpeed, an open development and deployment environment that enables organizations to build transaction processing applications on the Internet and corporate intranets. The Company's Crescent Division develops and markets a collection of advanced tools and components to Visual Basic development teams. The Crescent Division began offering these products commercially in January 1995 and has since released major enhancements to its existing line of products as well as many new products.

   Although the Company believes that PROGRESS, WebSpeed and the Crescent line of products have features and functionality which enable the Company to compete effectively with other vendors of application development products, ongoing enhancements to PROGRESS, WebSpeed and the Crescent line of products will be required to enable the Company to maintain its competitive position. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Delays in the release of enhancements may negatively affect results.

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

   The Company hopes that the Crescent Division and other new products, such as WebSpeed, will contribute positively to the Company's future results. The market for the Crescent product line is extremely competitive and may be affected by changes in Microsoft's strategy with respect to Visual Basic and the add-on product market for Visual Basic, and market acceptance of products competitive with Visual Basic. The market for internet transaction processing products, such as WebSpeed, is highly competitive and will depend on the commercial acceptance of the Internet as a medium for all types of commerce.

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

PART II.   OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   11.1   - Statement regarding computation of per share earnings
   27.1   - Financial Data Schedule

b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended August 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PROGRESS SOFTWARE CORPORATION
                                 (Registrant)



Dated: October 10, 1996                         /s/ Joseph W. Alsop
                                                -------------------------------
                                                Joseph W. Alsop
                                                President and Treasurer
                                                (Principal Executive Officer)



Dated: October 10, 1996                         /s/ Norman R. Robertson
                                                ------------------------------
                                                Norman R. Robertson
                                                Vice President, Finance
                                                (Principal Financial Officer)



Dated: October 10, 1996                         /s/ Mary B. Miller
                                                ------------------------------
                                                Mary B. Miller
                                                Director,
                                                Finance and Administration
                                                (Principal Accounting Officer)

                          PROGRESS SOFTWARE CORPORATION

                                  Exhibit Index


                                                                         Page
                                                                         ----

11.1 -    Statement regarding computation of per share earnings           17

27.1 -    Financial Data Schedule                                         18