Form 10-K
period 1996-11-30
PROGRESS SOFTWARE CORP /MA
filed 1997-02-20
CIK 876167

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the Fiscal Year Ended November 30, 1996

                                   OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For The Transaction Period From                To

                        Commission File Number: 0-19417

                         PROGRESS SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                                   04-2746201
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)


                                  14 OAK PARK
                          BEDFORD, MASSACHUSETTS 01730
                    (Address of principal executive offices)
                        TELEPHONE NUMBER: (617) 280-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.01 par value
                          ---------------------------
                              TITLE OF EACH CLASS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  X                       No
                         -----                        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 14, 1997, there were 12,438,536 shares outstanding of the registrant's common stock, $.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $131,652,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1997 are incorporated by reference into
Part III (Items 10, 11, 12 and 13).

================================================================================

                                     PART I

CAUTIONARY STATEMENTS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors, some of which are described in greater detail in Item 7 under the heading "Factors That May Affect Future Results," include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, which could be subject to software release delays, the growth rates of certain market segments, the positioning of the Company's products in those market segments, variations in the demand for customer service and technical support, pricing pressures and the competitive environment in the software industry, consumer use of the Internet, and the Company's ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues which the Company might face.

ITEM 1.  BUSINESS

     Progress Software Corporation ("PSC" or the "Company") provides products and services that enable organizations throughout the world to rapidly and cost-effectively develop, deploy and maintain computer software applications. The Company develops, markets and supports cross-platform, database-independent application development tools and a database management system. The Company's principal product line, marketed as PROGRESS, consists of a fourth generation language ("4GL")-based visual development environment, a transaction-oriented Structured Query Language ("SQL") relational data base management system ("RDBMS") and capabilities that enable the deployment of applications across hardware platforms, operating systems, networks and other database management systems. The Company's WebSpeed product line enables developers to build and deploy Internet Transaction Processing ("ITP") applications. The Company also markets add-on application development tools for Microsoft's Visual Basic and Visual J++ through its Crescent Division.

BUSINESS STRATEGY

     The Company was founded in 1981 to develop and market application development software. Its business strategy has been developed in response to user needs for application development tools that enable the rapid development and deployment of business-critical applications regardless of the computing environment. In combination with WebSpeed, which was released in October 1996, PROGRESS application development tools and database technology enable customers to build and deploy applications across all three major computing configurations: host-terminal, client/server and the Internet. The Company's mission today is to deliver superior software products and services that empower its partners and customers to dramatically improve their development and deployment of quality applications worldwide. This mission encompasses the following strategic points:

          - Improved Developer Productivity. The Company's principal focus is to offer products and support services which improve the productivity of developers in creating and maintaining complex applications.

          - Portability for Developers and End-Users. The Company designs its products to operate across a broad range of midrange systems, workstations and PCs. The Company believes that application developers need the flexibility to deploy their applications across hardware, operating system platforms, databases and user interfaces different from those on which their applications are originally developed. In addition, end-users need the flexibility to continue to use applications with minimal re-programming, even as they modify or upgrade their computing environments.

          - Application Deployment Flexibility. The Company's objective is to assist developers in exploiting the continuing trend towards Internet/intranet client/server computing paradigms. The Company's products allow deployment across all three major computing configurations: host-terminal, client/server and Internet. The PROGRESS AppServer provides application partitioning or "n-tier" computing support in order to improve application performance. The Company's products operate across heterogeneous networks using a variety of communication protocols, and PROGRESS applications can access data stored in both PROGRESS and non-PROGRESS databases.

          - Balanced Distribution. PSC chose at an early stage to implement both direct and indirect channels of distribution to broaden its geographic reach, accelerate its sales expansion and leverage its sales force. The Company sells to value-added resellers (which the Company refers to as Application Partners) and to the Information Systems ("IS") departments of corporations and government agencies. Application Partners develop end-user applications, and both IS customers and Application Partners generally license additional deployment copies of the Company's products to run applications. To minimize channel conflict, PSC neither develops applications software for distribution nor plans to do so in the future.

          - Recurring Revenue. The Company's distribution and pricing strategies are intended to generate recurring revenue. The sale of a development system can lead to follow-on sales as customers license additional copies of PROGRESS or copies of WebSpeed to distribute successful applications, or as end-users deploy such applications or upgrade their systems.

          - Worldwide Market. PSC has emphasized international sales through its subsidiaries and a network of independent distributors. Financial information relating to business segment and international operations is detailed in Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

          - Customer Service. PSC has made a strategic commitment to customer service. The Company believes that rapid changes in technology require not only continuous product enhancement but also a strong customer service effort to encourage product usage and maintain customer satisfaction. The Company provides a variety of technical support and service options under its annual maintenance agreements, including an option for 24 hour, 7 day a week service. The Company also offers an extensive listing of training courses and on-site consulting services.

          - "Buy, Build, Both". A major challenge for the software industry is to unite the economical price, reliability and immediate benefit of packaged software applications with the tailored fit of custom solutions. Purchasing a packaged application provides standard functionality that can be used quickly and economically with little or no development time. Building an in-house application results in a solution that offers a competitive business advantage, but typically involves long development cycles. By combining both packaged and customized solutions, IS departments can deliver flexible, business-driven applications more quickly and productively. The Company's products, in conjunction with solutions from its Application Partners, are designed to give IS departments that flexibility and competitive advantage.

PROGRESS PRODUCT LINE

     The Company's core product line consists of the PROGRESS Application Development Environment ("ADE"), the PROGRESS RDBMS, the PROGRESS AppServer and the PROGRESS DataServer Architecture. Applications developed in PROGRESS are reconfigurable between character-based and graphical interfaces, as well as between client/server and host-based computing systems. PROGRESS provides a high degree of portability across a wide range of computing environments while affording developers the flexibility to build applications on a range of database management products.

     Customers license bundled packages or stand-alone products. The Company's pricing structure is generally based on the number of concurrent users, regardless of the platform and operating system. Prices for ProVISION, the Company's principal ADE package, range from $2,600 to $3,600 per user depending on the total number of users. Prices for similar user counts for the PROGRESS RDBMS and for DataServers enabling access to non-PROGRESS data managers range from $155 to $1,200 per user.

  PROGRESS ADE

     The PROGRESS ADE is a programming environment that provides developers with a "visual road map" for developing and deploying complex enterprise applications that are scaleable, portable and re-configurable across heterogeneous client/server and host-based environments. Within the PROGRESS ADE is a set of integrated, graphical development tools that support a range of development approaches, including: structured, procedural, event-driven and object approaches. High-performance applications can be visually assembled using reusable application components known as PROGRESS SmartObjects.

     PROGRESS SmartObjects are a collection of reusable business components that enable developers to fabricate and assemble application components into fully functional applications. Working within a graphical programming environment, developers can build scaleable and portable enterprise-class applications by using the PROGRESS SmartObjects templates included in the PROGRESS starter set and/or by customizing their own reusable code. The PROGRESS starter set includes the SmartView, SmartBrowse, SmartQuery, SmartFrame, Smart Window, SmartPanel, Smart Dialog and SmartFolder templates representing the most common visual, interactive and data management functions of complex transaction-based client/server applications.

     The PROGRESS ADE is based on the PROGRESS 4GL and an extensive Data Dictionary, which enables developers to address mission-critical application requirements. In addition, the PROGRESS ADE gives developers the flexibility to control application interfaces, processing logic and data management components required to complete mission-critical systems.

     - User Interface Builder -- The PROGRESS User Interface Builder ("UIB") is the central tool for rapidly creating and maintaining complex applications. The UIB provides point-and-click functionality, a fully customizable object palette, automatic linking of components, and complete control of application interaction with end users. Within the PROGRESS UIB, developers are able to create and customize their own SmartObjects.

     - PROGRESS 4GL -- The PROGRESS 4GL is a high-level application development language that runs throughout the entire toolset in the PROGRESS ADE. It is an efficient and robust development language for prototyping, developing and modifying solutions.

     - Data Dictionary -- The PROGRESS Data Dictionary is a central repository for all information (regardless of where it is stored) that describes the application data, including database definitions, application defaults and business rules. When building, updating and distributing new application components, the Data Dictionary defaults and definition inheritances are automatically and transparently applied.

     - Integration of third-party development tools -- The PROGRESS ADE promotes the integration of value-added solutions from third-party tool providers who offer capabilities that complement, enhance and extend PROGRESS as part of an overall application development strategy. Products from these tool vendors range from application design, analysis, modeling, repository and testing systems to prototyping, methodology, process management and project management.

     - On-Line Help -- The PROGRESS On-Line Help system allows developers to build their own Help interface using popular word processors or desktop publishing systems to document their system, and run it without modification across all PROGRESS-supported environments.

     - Procedure Editor -- The Procedure Editor is a full-function code editing tool that allows developers to write, edit, compile and run PROGRESS 4GL application components. The Procedure Editor provides a full range of editing features including cut-and-paste and search-and-replace, which allow developers to make large-scale changes to several different programs.

     - Application Debugger -- The Application Debugger is an interactive utility that allows developers to control and monitor the execution of PROGRESS procedures. The Debugger enables developers to find and fix data and logic errors, modify any procedure code, and display or update information about the procedure running without having to modify procedure code.

     - Roundtable Total Software Management System -- Roundtable, licensed from StarBase Corporation, is a software configuration management tool that promotes team development for large development projects. Roundtable offers automated repository features, version control, check in/out, impact analysis, schema versioning and project security. Roundtable is suitable for reducing large-scale development costs associated with engineering and maintaining GUI or character applications in a team environment.

     - ReportBuilder -- ReportBuilder is a visual report-writing tool for business analysts and application developers. ReportBuilder gives developers the flexibility to create report formats that emphasize the importance of the data and enhance the visual appeal of the report.

     - Translation Manager -- Translation Manager is a GUI tool set for creating and delivering multilingual versions of a PROGRESS application without having to modify the original source code. This tool enables a project manager to define and provide consistent business context translations of the application interface into multiple languages. The visual translator provides the translator with a visual context for translating the user-interface components of the application.

  PROGRESS RDBMS

     PROGRESS RDBMS is a fully-featured relational SQL-compliant database management system that runs on most UNIX, PC and PC LAN operating systems. The PROGRESS RDBMS offers the advantage of scalability (the ability to efficiently utilize additional computing resources) through the use of a multi-threaded, multiple server architecture that runs efficiently on small and large single-processor computers, multiple-processor computers and distributed networks of server and client computers. The PROGRESS RDBMS permits simultaneous, distributed multi-user access by providing flexible record-level locking control, query optimization strategies, two-phase database commits, on-line backup, automatic crash recovery and other features intended to protect data integrity. These features make the PROGRESS RDBMS well-suited for high-volume transaction processing applications. The PROGRESS RDBMS is designed to be easy to install, maintain and administer. The PROGRESS database products include Personal Database for stand alone users, the Workgroup Database Server for workgroups or departments of up to 49 concurrent users, and the Enterprise DatabaseServer for large numbers of users and symmetric multi-processing (SMP) environments.

  PROGRESS APPSERVER

     The PROGRESS AppServer, which became available in November 1996, delivers application partitioning or "n-tier" computing support to provide improved application performance in networked environments. In traditional client/server applications, the user interface and business logic execute on the client machine. As business logic is executed, database records are accessed on the server and individually sent over the network back to the client for processing. The network can quickly become a bottleneck when processing complex queries involving the transmission of large record sets, or as networked users are added. The PROGRESS AppServer is intended to deliver a range of benefits in the deployment of distributed applications. Such applications execute faster with the PROGRESS AppServer, as this logic is typically deployed and executed on a higher powered UNIX or Windows NT server. Network traffic between client and server is reduced as only result sets from server-based processing are returned to the client. PROGRESS AppServers can be re-used unmodified across any number of servers and can connect other PROGRESS AppServers in a peer-to-peer relationship. PROGRESS AppServers introduce a level of separation between users and the database for enhanced security and data integrity.

  PROGRESS DATASERVERS

     PROGRESS-based applications have access to a wide range of data sources through the PROGRESS DataServer Architecture. The DataServer Architecture consists of a set of data integration services and interfaces that allow developers to use the PROGRESS ADE tools to write database-independent applications. The architecture is designed to make any supported database appear to be completely integrated into the PROGRESS ADE. This allows PROGRESS applications to efficiently read from and write to a variety of databases and file systems, including the PROGRESS RDBMS. Whether the data manager is relational, indexed flat-file system or object-oriented, the DataServer generates native calls to the data manager.

     PROGRESS DataServers provide for database independence, data integration and data migration. The Company currently offers DataServers for the following database and file managers: Oracle, RMS, Microsoft SQL Server, C-ISAM, DB2/400 and ODBC.

  PROGRESS/400

     PROGRESS/400 is a version of the Company's application development environment for the IBM AS/400 product line. PROGRESS/400 is an integrated client/server solution for commercial transaction processing applications on the AS/400. The PROGRESS/400 DataServer supports native access to the DB2/400 database and optimized communication to local and remote clients using LAN FastPath, a communications protocol jointly developed by the Company and IBM that is designed specifically for client/ server computing on the AS/400.

  WEBSPEED PRODUCT LINE

     In October 1996, the Company introduced WebSpeed, a comprehensive environment for developing and deploying database-independent, high-volume transaction processing applications over the Internet and corporate intranets. WebSpeed is an open development and deployment environment that enables organizations to build transaction processing applications for their environments. WebSpeed enables companies to create a direct link between customers and suppliers, resulting in more efficient and timely access to corporate databases via transaction-intensive applications like order entry, customer service, claims processing and inventory control. The initial products under the WebSpeed product line are WebSpeed Workshop and WebSpeed Transaction Server.

  WEBSPEED WORKSHOP

     WebSpeed Workshop delivers a powerful toolset for building WebSpeed's scalable transaction-based applications. Featuring an open architecture, it supports most popular Web authoring tools for building an application's user interface, including HoTMetaLPro, Microsoft FrontPage and Java. The Workshop's 4GL is then used to create the business logic and data access portions of the application. WebSpeed Workshop tools include:

     - WorkBench: WorkBench is WebSpeed's visual tool for binding data and building application logic. WorkBench is used to create logic-based Web objects that process input from and output to data-driven Web pages.

     - 4GL Scripting Language: 4GL Scripting language allows developers to prototype, develop and maintain application logic with this high-level language.

     - TagExtract: TagExtract provides a utility that accelerates HTML-to-WebSpeed data mapping. TagExtract also allows developers to quickly adopt new HTML specifications.

  WEBSPEED TRANSACTION SERVER

     The WebSpeed Transaction Server delivers a robust, transaction-processing environment over the Internet and on corporate intranets. The Transaction Server supports access to and updating of multiple databases, while also protecting the data integrity of transactions -- even if Internet connections are interrupted. The WebSpeed Transaction Server lets developers integrate leading Web servers, security solutions, and databases. The WebSpeed Transaction Server includes:

     - Messenger: Messenger is compatible with any CGI-compliant Web server. The Messenger speeds up transaction processing by transferring data directly between the Web server and a Transaction Agent during a Web transaction. This maximizes data throughput and overall performance.

     - Transaction Broker: Transaction Broker is the component that manages a pool of Transaction Agents. The Transaction Broker maintains status information for efficient dispatch of Web requests. It eliminates the overhead of starting a new agent for each user request and increases the agent pool size as required.

     - Transaction Agent: The Transaction Agent executes Web objects, performs database transactions, and dynamically merges data into HTML format to deliver real-time data access over the Web. Transaction Agents provide full support for multipage Web transactions by executing stateless, state-aware and state-persistent Web objects.

CRESCENT DIVISION PRODUCTS

     The Crescent Division of the Company provides advanced client/server tools and components to Visual Basic and Visual J++ development teams. The Crescent Division's strategy in the workgroup/departmental tools market complements Visual Basic and Visual J++ by offering an integrated suite of add-on tools and components that enable professional developers to make database, client/server business application development easy and intuitive. The Crescent Division offers the following major products.

  QUICKPAK PROFESSIONAL

     QuickPak Professional is a comprehensive toolset of custom controls, subroutines, utilities and sample code for developing Visual Basic applications.

  QUICKPAK VISUAL BASIC/J++

     QuickPak Visual Basic/J++ utilizes the power of the latest advances in ActiveX component techniques to improve user productivity. QuickPak Visual Basic/J++ consists of libraries of ActiveX components designed to take the work out of the most frequently demanded programming tasks. These libraries contain hundreds of commonly used functions, including string and array handling, keyboard routines and system configuration. QuickPak Visual Basic/J++ also includes new routines developed specifically for the Internet, such as Internet Information Server and Internet Core Messaging Protocol.

  POWERPAK PROFESSIONAL EDITION

     PowerPak Professional Edition combines various Visual Basic tools including QuickPak Professional and tools licensed from third parties. PowerPak Professional Edition also includes technical support.

  CRESCENT INTERNET TOOLPAK

     Internet ToolPak 3.0 provides event-driven, Internet-enabled tools to meet the needs of Visual Basic developers building applications in both 16 and 32-bit environments. The Crescent Internet ToolPak suite, including a set of sixteen ActiveX controls, a Telnet form and an Internet mail "Wizard," manages Visual Basic developers' Internet protocol needs and enables them to create sophisticated Internet-enabled applications with a minimum of coding.

PRODUCT DEVELOPMENT

     To date, most of the Company's products have been developed by its internal product development staff. Although the Company believes that the features and performance of its products are generally competitive with those of other available application development tools, and that none of its current product versions is approaching obsolescence, the Company believes that continuing enhancements of its products will be required to enable the Company to maintain its competitive position. The primary focus of the Company's current product development efforts is to enhance its core products, including WebSpeed, the PROGRESS ADE and the PROGRESS RDBMS, with new functionality, improved performance and greater ease of use, including additional component-based capabilities. The Company's Crescent Division is also in the process of developing additional application development tools, add-on products and product suites for the Visual Basic and Visual J++ market.

     The Company is currently working on a number of product enhancements that are intended to help organizations meet the future of application development. Future PROGRESS products will allow the integration of PROGRESS and non-PROGRESS components, further enhancing the application component environment and fostering an organization's ability to select and assemble best-of-breed components. In the client/server area, the Company plans to continue to deliver greater productivity gains for developers, including electronic software distribution that permits version changes to be automatically distributed to multiple users.

     The Company's product development staff is planning to develop enhancements to WebSpeed and other potential Internet products with features that will provide greater ease of use, improved performance, additional database support and enhanced security integration. The Company is also seeking to strengthen its product mix through strategic alliances with other application development tools vendors and similar companies.

     The Company's product development staff consisted of 196 employees as of November 30, 1996. Product development is primarily conducted at the Company's offices in Bedford, Massachusetts and Nashua, New Hampshire. Limited work related to product localization may also be performed at the Company's international subsidiaries.

     In fiscal years 1996, 1995 and 1994, the Company spent $26,413,000, $26,872,000 and $22,185,000, respectively, on product development, of which $2,462,000, $2,697,000 and $1,982,000, respectively, were capitalized in those years. The Company believes that the experience and depth of its product development staff are important factors in the Company's success.

CUSTOMERS

     The Company markets its products worldwide to Application Partners and IS departments of corporations and government agencies. No single customer has accounted for more than 10% of the Company's total revenue in any of its last three fiscal years.

     Application Partners. PSC's Application Partners provide the Company with broad market coverage, offer an extensive library of commercial applications and are a source of follow-on revenue. PSC publishes Application Catalogs and includes Application Partners in trade shows and other marketing programs. PSC also has kept entry costs for Application Partners low (typically $3,000 to $5,000) to encourage a wide variety of Application Partners to build applications using PROGRESS or WebSpeed. An Application Partner typically takes 6 to 24 months to develop an application. Although many of the Company's Application Partners have developed successful applications and have large installed customer bases, others are engaged in earlier stages of product development and marketing and may not contribute follow-on revenue to PSC for some time, if at all.

     However, if an Application Partner succeeds in marketing its applications, the Company obtains follow-on revenue as the Application Partner licenses copies of the Company's deployment products to permit its application to be installed and used by customers.

     IS Departments. PSC licenses its products to IS departments of corporations, government agencies and other organizations to build complex applications. Large IS departments that purchase Application Partner applications typically also purchase PROGRESS or WebSpeed development licenses to supplement their internal application development. Like Application Partners, IS customers may also license deployment products to install applications at additional user sites.

SALES AND MARKETING

     The Company sells PROGRESS, WebSpeed and related products through its direct sales force in the United States, Canada and 20 other countries and through independent distributors in over 30 countries outside North America. The sales organization is organized into the following regions: North America; Europe, Middle East and Africa ("EMEA'); Asia Pacific; Latin America; and Japan. At November 30, 1996, the Company employed 133 field sales personnel in 45 sales offices throughout the world. The Company believes that its network of subsidiaries allows it to maintain direct contact with and better support its customers and to control its international distribution. The Company's international subsidiaries provide focused local marketing efforts and are able to directly respond to changes in local conditions. The Crescent Division sells its products through a telephone salesforce and Visual Basic catalogs. Additionally, the Crescent Division provides an on-line catalog, with purchasing and download capabilities, on the Company's Website utilizing the Internet.

     Sales personnel are responsible for developing new Application Partner and IS accounts, assisting Application Partners in closing major accounts and servicing existing customers. The Company actively seeks to avoid conflict between the sales efforts of its Application Partners and the Company's own sales efforts.

     PSC uses its telephone sales and sales administration groups to enhance its direct sales efforts and to generate new business and follow-on business from existing customers. These groups may provide evaluation copies to Application Partners or IS organizations to help qualify them as prospective customers, and may also sell additional development and deployment products to existing customers.

     The Company's marketing department conducts extensive marketing programs designed to ensure a stream of market-ready products, raise general awareness of PSC, generate leads for the PSC sales organization and promote the PROGRESS and WebSpeed application development environments. These programs include public relations, direct mail, participation in trade shows, advertising and production of collateral literature. The Company introduced the Powered by PROGRESS branding program in 1995 in order to raise awareness of the product and its capability in the enterprise client/server environment. The Company sponsored user conferences in the United States, Europe and Australia in 1996 and is planning to hold a single worldwide user conference in the United States in 1997.

CUSTOMER SUPPORT

     The Company's technical support staff provides telephone support to application developers and end-users using a computerized call tracking and problem reporting system. PSC also provides custom software development, consulting services and training throughout the world. The Company's software licenses generally are perpetual licenses. Customers may also purchase an annual maintenance service entitling them to software updates, technical support and technical bulletins. The annual fee for maintenance is generally 15% of the current list price of the product to be maintained; first year maintenance is not included with the Company's products and is purchased separately. The Company provides technical support to customers primarily through its technical support centers in Bedford, Massachusetts, Rotterdam, The Netherlands, and Melbourne, Australia. Some local support is also provided by international subsidiaries in their own countries. Consulting and training services for customers outside North America are provided by personnel at the Company's international subsidiaries and distributors. Revenue from maintenance and support services was 47%, 38% and 36% of total revenue for fiscal years 1996, 1995 and 1994, respectively.

COMPETITION

     The computer software industry is intensely competitive. The Company experiences significant competition from a variety of sources with respect to all its products. The Company believes that the breadth and integration of its product offerings have become increasingly important competitive advantages. Other factors affecting competition in the markets served by the Company include product performance in complex applications, application portability, vendor experience, ease of integration, price, training and support. The Company believes that it competes favorably with respect to these factors.

     The Company competes with a number of entities, principally application development tools vendors such as Centura Software Corporation, Dynasty Technologies, Inc., Forte Software Inc., Powersoft Corporation, a subsidiary of Sybase, Inc., and Uniface, a division of Compuware Corporation, and relational database vendors offering tools in conjunction with their database systems such as CA Ingres, a subsidiary of Computer Associates International, Inc., Informix Corporation, Oracle Corporation and Sybase, Inc. The Company believes that the database market is currently dominated by Oracle, Informix and Sybase, and that there is no dominant application development tools vendor.

COPYRIGHTS, TRADEMARKS, PATENTS AND LICENSES

     In accordance with industry practice, the Company relies upon a combination of contractual provisions and copyright, trademark and trade secret laws to protect its proprietary rights in its products. The Company distributes its products under software license agreements which grant customers a perpetual non-exclusive license to use the Company's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

     The Company seeks to protect the source code of its products as a trade secret and as an unpublished copyrighted work. The Company does not believe that patent laws are a significant source of protection for the Company's products. Where possible, the Company seeks to obtain protection of the names "PROGRESS" and "WebSpeed' through trademark registration and other similar procedures.

     The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. In addition, the Company believes that the nature of its customers, the importance of the Company's products to them and their need for continuing product support reduce the risk of unauthorized reproduction.

BACKLOG

     The Company generally ships its products within 30 days after acceptance of a customer purchase order and execution of a license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

EMPLOYEES

     As of November 30, 1996, the Company had 1,108 employees worldwide, including 485 in sales and marketing, 249 in customer support (including manufacturing and distribution), 196 in product development and 178 in administration. 708 of the Company's employees were located in North America and 400 were located in other countries. The competition in recruiting skilled technical personnel in the computer software industry is intense. The Company believes that its ability to attract and retain qualified employees is an important factor in its growth and development, and that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to effectively conduct its business. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relations with employees are good.

     The Company has adopted policies with regard to issuance of stock options and payment of cash bonuses and contributions to retirement plans in years in which the Company has met or exceeded its financial plan. These policies are designed to minimize employee turnover, although there can be no assurance that such policies will be successful.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

                  NAME                     AGE                         POSITION
-----------------------------------------  ---   -----------------------------------------------------
Joseph W. Alsop..........................  51    President, Treasurer and Director
Joseph A. Andrews........................  40    Vice President, Human Resources
Jennifer J. Bergantino...................  37    Vice President, Marketing and Strategic Planning
Chadwick H. Carpenter, Jr................  46    Senior Vice President, Corporate Development
James D. Freedman........................  48    Vice President and General Counsel
Eric D. Frey.............................  49    Vice President, Product Development
Norman R. Robertson......................  48    Vice President, Finance and Chief Financial Officer
David P. Vesty...........................  44    Vice President, Worldwide Sales
Charles A. Ziering.......................  46    Vice President, Development

     Mr. Alsop, a founder of the Company, has been a director and President of the Company since its inception in 1981.

     Mr. Andrews joined the Company in February 1997 as Vice President, Human Resources. In 1996, he was employed at NEC Technologies as Vice President, Human Resources. From 1993 to 1996, he was employed as Vice President, Human Resources at Polaroid Medical and Graphics Imaging Systems units. From 1981 to 1993 he held management positions in Human Resources at Digital Equipment Corporation.

     Ms. Bergantino joined the Company in January 1994 as Manager, Technology Marketing. In January 1995, she was appointed Director, Crescent Business Operations, was elected Vice President, Product Marketing and Planning in February 1996 and was elected Vice President, Marketing and Strategic Planning in July 1996. From 1991 to 1993, she was employed by Component Software Corporation, a computer software company, as Vice President, Marketing.

     Mr. Carpenter joined the Company in December 1983 as Vice President, Product Services. He was elected Vice President, Sales and Services in December 1986, was elected Senior Vice President, Sales and Services in June 1987, and was elected Senior Vice President, Corporate Development in June 1993.

     Mr. Freedman joined the Company in January 1992 as General Counsel and was elected Vice President and General Counsel in May 1994. From 1986 to 1991 he was employed by Praxis International Incorporated (previously Computer Corporation of America), most recently as General Counsel.

     Mr. Frey joined the Company in February 1988 as Vice President, Technology and was elected Vice President, Product Development in February 1996.

     Mr. Robertson joined the Company in May 1996 as Vice President, Finance and Chief Financial Officer. From 1993 to 1996 he was employed by M/A-COM, Inc., a telecommunications company, as Director of Finance and Administration. From 1990 to 1993 he was employed by Progressive Technologies, Inc., a semiconductor company, as Chief Financial Officer.

     Mr. Vesty joined the Company in June 1986 as Manager, Major Accounts, was appointed Regional Sales Manager in March 1987, was elected Director, International Sales in June 1988, was elected Vice President, International Operations in June 1989 and was elected Vice President, Worldwide Sales in December 1996.

     Mr. Ziering, a founder of the Company, has been a Vice President of the Company since its inception in 1981.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales, support, marketing and product development facility is located in a single, leased building of approximately 165,000 square feet in Bedford, Massachusetts. The Company leases approximately 58,000 square feet in Wilmington, Massachusetts and maintains its manufacturing and distribution operations at this location. The Company leases approximately 33,000 square feet in Nashua, New Hampshire and maintains a product development facility at this location. In addition, the Company maintains offices in 15 locations in North America. The Company also maintains 29 offices outside North America. The Bedford lease, which was renegotiated in August 1994, expires in August 1999 and has a three-year renewal option. The terms of all other leases generally range from one to five years. The Company believes that its present and proposed facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation, and is not aware of any pending or threatened litigation that would have a material adverse effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended November 30, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The following table sets forth, for the periods indicated, the range of high and low bid prices for the Company's common stock as reported by the Nasdaq Stock Market. The Company's common stock is traded on the market under the Nasdaq symbol "PRGS."

                                                              YEAR ENDED NOVEMBER 30,
                                                      ---------------------------------------
                                                            1996                  1995
                                                      -----------------     -----------------
                                                       HIGH       LOW        HIGH       LOW
                                                      ------     ------     ------     ------
    First Quarter...................................  $37.75     $19.50     $27.88     $17.75
    Second Quarter..................................   23.25      14.62      29.75      19.53
    Third Quarter...................................   17.63      12.13      29.75      24.38
    Fourth Quarter..................................   20.63      14.00      35.25      28.25

     The Company has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the near future. The Company presently intends to retain its earnings to finance further growth of its business. As of February 14, 1997, the Company's common stock was held by approximately 5,000 shareholders of record or through nominee or street name accounts with brokers.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes:

                                                         YEAR ENDED NOVEMBER 30,
                                       -----------------------------------------------------------
                                         1996         1995         1994         1993        1992
                                       --------     --------     --------     --------     -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Income Data:
Revenue:
  Software licenses..................  $ 93,178     $110,785     $ 88,426     $ 73,582     $57,894
  Maintenance and support services...    83,512       69,350       50,811       38,058      27,156
                                       --------     --------     --------     --------     -------
          Total revenue..............   176,690      180,135      139,237      111,640      85,050
Costs and expenses:
  Cost of revenue....................    38,539       31,896       21,634       16,546      12,846
  Sales and marketing................    87,830       79,546       62,477       49,803      36,661
  Product development................    23,951       24,175       20,203       15,296      13,103
  Purchase of in-process software
     development.....................        --        2,373           --           --          --
  General and administrative.........    21,909       18,813       15,092       12,528       9,335
                                       --------     --------     --------     --------     -------
          Total costs and expenses...   172,229      156,803      119,406       94,173      71,945
                                       --------     --------     --------     --------     -------
Income from operations...............     4,461       23,332*      19,831       17,467      13,105
                                       --------     --------     --------     --------     -------
Other income, net....................     3,869        3,169        2,136        2,369       1,915
                                       --------     --------     --------     --------     -------
Income before provision for income
  taxes..............................     8,330       26,501*      21,967       19,836      15,020
Provision for income taxes...........     2,833        9,817        7,579        6,943       5,407
                                       --------     --------     --------     --------     -------
Net income...........................  $  5,497     $ 16,684*    $ 14,388     $ 12,893     $ 9,613
                                       ========     ========     ========     ========     =======
Income per common share..............  $   0.41     $   1.22*    $   1.12     $   1.00     $  0.75
                                       ========     ========     ========     ========     =======
Weighted average number of common and
  equivalent shares outstanding......    13,268       13,628       12,878       12,922      12,808
                                       ========     ========     ========     ========     =======
Balance Sheet Data:
  Working capital....................  $ 84,207     $ 85,271     $ 66,868     $ 53,381     $43,993
  Total assets.......................   173,188      175,736      134,554      107,786      81,415
  Long-term debt, including current
     portion.........................       122          162          210          412         426
  Shareholders' equity...............   113,793      113,481       88,517       69,876      53,234

---------------
* Includes a non-recurring charge for purchase of in-process software development of $2,373 or $0.18 per share. Excluding this non-recurring item, net income would have been $19,057 and $1.40 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company's total revenue for fiscal 1996 decreased 2% as compared to fiscal 1995. The Company's net income for fiscal 1996 decreased 67% from fiscal 1995. In the first quarter of fiscal 1995, the Company recorded a non-recurring charge of $2,373,000 for purchase of in-process software development costs related to the acquisition of Crescent Software, Inc. (Crescent). The acquisition was accounted for as a purchase. Without taking into account the non-recurring charge during fiscal 1995, the Company's net income decreased 71% from fiscal 1995.

     The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the years ended November 30, 1996, 1995 and 1994.

                                                     PERCENTAGE OF TOTAL          PERIOD-TO-PERIOD
                                                           REVENUE                     CHANGE
                                                  -------------------------     ---------------------
                                                   YEAR ENDED NOVEMBER 30,        1996         1995
                                                  -------------------------     COMPARED     COMPARED
                                                  1996      1995      1994      TO 1995      TO 1994
                                                  -----     -----     -----     --------     --------
Revenue:
  Software licenses.............................    53%       62%       64%        (16)%        25%
  Maintenance and support services..............    47        38        36          20          36
                                                   ---       ---       ---
          Total revenue.........................   100       100       100          (2)         29
                                                   ---       ---       ---
Costs and expenses:
  Cost of software licenses.....................     5         4         3          27          71
  Cost of maintenance and support services......    17        14        13          19          42
  Sales and marketing...........................    50        44        45          10          27
  Product development...........................    13        14        14          (1)         20
  Purchase of in-process software development...    --         1        --         ---          --
  General and administrative....................    12        10        11          16          25
                                                   ---       ---       ---
          Total costs and expenses..............    97        87        86          10          31
                                                   ---       ---       ---
Income from operations..........................     3        13        14         (81)         18
                                                   ---       ---       ---
Other income (expense)..........................     2         2         2          22          48
                                                   ---       ---       ---
Income before provision for income taxes........     5        15        16         (69)         21
Provision for income taxes......................     2         6         6         (71)         30
                                                   ---       ---       ---
Net income......................................     3%        9%       10%        (67)         16
                                                   ===       ===       ===

FISCAL 1996 COMPARED TO FISCAL 1995

     The Company's total revenue decreased 2% from $180,135,000 in fiscal 1995 to $176,690,000 in fiscal 1996. The reduction in total revenue was primarily due to a decrease in software license revenue offset by an increase in maintenance and support services revenue. Software license revenue decreased 16% from $110,785,000 in fiscal 1995 to $93,178,000 in fiscal 1996. The software license revenue decrease was attributable to increased competition, a slowdown in the rate of growth for application development tools, the transition some of the Company's Application Partners faced in the marketplace as they moved their applications to PROGRESS Versions 7 and 8 and, to a lesser extent, the new user-based pricing structure implemented in the fourth quarter of fiscal 1995. During fiscal 1996, the Company entered into 281 new Application Partner agreements worldwide (116 in North America and 165 outside North America). Revenue generated in markets outside North America decreased slightly from $104,680,000 in fiscal 1995 to $104,568,000 in fiscal 1996 but increased as a percentage of total revenue from 58% in fiscal 1995 to 59% in fiscal 1996. Revenue generated in markets outside North America would have represented 60% of total revenue in fiscal 1996 if exchange rates had been constant as compared to fiscal 1995. Maintenance and support services revenue increased 20% from $69,350,000 in fiscal 1995 to $83,512,000 in fiscal 1996. The maintenance and support services revenue increase was primarily a result of growth in the Company's installed customer base, renewal of maintenance contracts and greater demand for consulting services.

     Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 27% from $6,965,000 in fiscal 1995 to $8,838,000 in fiscal 1996 and increased as a percentage of software license revenue from 6% to 9%. The percentage and dollar increase was due to an increase in amortization of capitalized software costs, higher documentation costs associated with PROGRESS Version 7 and Version 8 as compared to Version 6 and higher royalty expense. Cost of software licenses as a percentage of software license revenue can vary depending upon the relative product mix in the related period.

     Cost of maintenance and support services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and support services increased 19% from $24,931,000 in fiscal 1995 to $29,701,000 in fiscal 1996, but remained approximately the same percentage of maintenance and support services revenue. The dollar increase was due primarily to the growth in the Company's technical support, education, and consulting staff and related costs required to support the growth in the Company's installed customer base. Additionally, the Company increased its usage of third party contractors in fiscal 1996 as compared to fiscal 1995 in order to satisfy demand for increased consulting and training services. The Company increased its technical support, education, and consulting staff from 199 to 218 (109 in North America and 90 outside North America at November 30, 1995 to 124 in North America and 94 outside North America at November 30, 1996).

     Sales and marketing expenses increased 10% from $79,546,000 in fiscal 1995 to $87,830,000 in fiscal 1996 and increased as a percentage of total revenue from 44% to 50%. The dollar and percentage increase in sales and marketing expenses was primarily due to expansion of the sales, sales support and marketing staff, the establishment of a subsidiary in Argentina and, to a lesser extent, expansion of marketing activities associated with the launch of WebSpeed, PROGRESS Version 8 and the Crescent product line. The Company increased its sales, sales support and marketing staff from 457 to 485 (259 in North America and 198 outside North America at November 30, 1995 to 253 in North America and 232 outside North America at November 30, 1996).

     Product development expenses decreased 1% from $24,175,000 in fiscal 1995 to $23,951,000 in fiscal 1996, but remained approximately the same percentage of total revenue in both years. The dollar decrease was due primarily to reduced headcount levels in fiscal 1996 as compared to fiscal 1995. However, the decrease in expenses was not proportionate to the decrease in period end headcount due to higher average personnel expenses and other related costs in fiscal 1996 as compared to fiscal 1995. The major product development efforts in fiscal 1996 related to the development of the WebSpeed product line, major new releases of PROGRESS, including Version 8.0B and Version 8.1, and Visual Basic and Visual J++ add-on tools and components in the Crescent Division. The product development staff decreased from 242 at November 30, 1995 to 196 at November 30, 1996. The Company expects the product development staff to increase in fiscal 1997 from fiscal 1996, but there can be no assurance that the Company will be successful in recruiting new employees or retaining current employees.

     The Company capitalized $2,697,000 of software development costs in fiscal 1995 and $2,462,000 in fiscal 1996 in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amounts capitalized represented 10% in fiscal 1995 and 9% in fiscal 1996 of total product development costs. Capitalized software costs are amortized over the estimated life of the product (two to four years) and amounts amortized are included in cost of software licenses for the period.

     General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 16% from $18,813,000 in fiscal 1995 to $21,909,000 in fiscal 1996, and increased as a percentage of total revenue from 10% to 12%. The dollar increase in general and administrative expenses was primarily due to higher expenses in information systems as the Company improved its system infrastructure and increased personnel costs reflecting the full impact of the fiscal 1995 staff increase. The Company decreased its administrative staff from 179 to 178 (96 in North America and 83 outside North America at November 30, 1995 to 104 in North America and 74 outside North America at November 30, 1996).

     Income from operations decreased as a percentage of total revenue from 13% in fiscal 1995 (including the non-recurring charge of $2,373,000 for in-process software development costs related to the acquisition of Crescent) to 3% in fiscal 1996 due to a reduction in total revenue of 2% together with an increase in total cost and expenses of 10%. Excluding the non-recurring charge, income from operations in fiscal 1995 was 14% of total revenue.

     Excluding the non-recurring charge, income from operations attributable to North America decreased as a percentage of North American revenue from 22% in fiscal 1995 to 6% in fiscal 1996. Income from operations attributable to Europe as a percentage of European revenue was 7% in fiscal 1995 and 1% in fiscal 1996. The decrease in income from operations in Europe and North America was due to a slowdown in revenue growth in most markets in fiscal 1996. The operating loss from operations attributable to other regions outside North America and Europe related primarily to the continued inability to achieve profitable operations at the Company's joint venture in Japan. Operating margins from international operations in the future will depend significantly on the extent and timing of the Company's expansion into new markets, and its ability to achieve economies of scale in established international markets. See Note 10 of Notes to Consolidated Financial Statements.

     Other income increased approximately $700,000 from $3,169,000 in fiscal 1995 to $3,869,000 in fiscal 1996 due primarily to higher interest income and lower foreign currency losses. The increase in interest income was due to higher average cash balances in fiscal 1996 as compared to fiscal 1995. All revenue, costs and expenses attributable to the Company's joint venture are included in the Company's revenue, costs and expenses. To account for the fact that the Company owns only a 51% interest in the joint venture, other income (expense) reflects that portion of the joint venture's income or loss which is attributable to the 49% minority interest in the joint venture. The joint venture generated a net loss in each period presented and the Company recorded as "other income -- minority interest" an amount equal to 49% of the joint venture's net loss. Foreign currency gains and losses relate primarily to the translation and settlement of short-term intercompany receivables. The net foreign currency loss in fiscal 1995 also includes the effect of the devaluation of the Mexican peso during the first quarter of fiscal 1995 on peso-denominated intercompany receivables.

     The Company's effective tax rate was 34% in fiscal 1996 compared to 37% in fiscal 1995. The decrease in the effective tax rate in fiscal 1996 from fiscal 1995 was due to nondeductible expenses related to the acquisition of Crescent in fiscal 1995. Excluding these nondeductible expenses, the Company's effective tax rate for fiscal 1995 was 34%. See Note 7 of Notes to Consolidated Financial Statements. The Company expects its effective tax rate to remain at approximately 34% in fiscal 1997.

FISCAL 1995 COMPARED TO FISCAL 1994

     The Company's total revenue increased 29% from $139,237,000 in fiscal 1994 to $180,135,000 in fiscal 1995. The growth in revenue was primarily due to an increase in software license revenue and, to a lesser extent, to an increase in maintenance and support services revenue. Software license revenue increased 25% from $88,426,000 in fiscal 1994 to $110,785,000 in fiscal 1995, primarily due to the continued acceptance of the Company's products, successful sales and marketing efforts and, to a lesser extent, the acquisition of Crescent and geographic expansion, including a new subsidiary in the Czech Republic and a joint venture in Japan. During fiscal 1995, the Company entered into 352 new Application Partner agreements worldwide (148 in North America and 204 outside North America). In November 1995, the Company adopted a new pricing structure for the PROGRESS product line based on the number of concurrent users, regardless of platform or operating system. This pricing change did not have a material impact on total revenue in fiscal 1995 as compared to fiscal 1994. Revenue generated in markets outside North America increased from $76,826,000 in fiscal 1994 to $104,680,000 in fiscal 1995 and increased as a percentage of total revenue from 55% in fiscal 1994 to 58% in fiscal 1995. Revenue generated in markets outside North America would have represented 56% of total revenue if exchange rates in fiscal 1995 had remained constant from fiscal 1994. Maintenance and support services revenue increased 36% from $50,811,000 in fiscal 1994 to $69,350,000 in fiscal 1995 and increased as a percentage of total revenue from 36% to 38%, primarily as a result of growth in the Company's installed customer base, renewal of maintenance contracts and growth in consulting services provided to customers.

     Cost of software licenses increased 71% from $4,069,000 in fiscal 1994 to $6,965,000 in fiscal 1995 and increased as a percentage of software license revenue from 5% to 6%. The dollar and percentage increase was primarily due to Crescent Division product sales which have a lower margin than Enterprise Division product sales, an increase in amortization of capitalized software costs and an inventory writedown for documentation costs related to certain earlier versions of PROGRESS after the release of Version 8. The dollar increase was also due to increased sales volume.

     Cost of maintenance and support services increased 42% from $17,565,000 in fiscal 1994 to $24,931,000 in fiscal 1995, and increased as a percentage of maintenance and support services revenue from 35% to 36%. The dollar increase was primarily due to the growth of the technical support, education, and consulting staff required to support the growth in the Company's installed customer base, the establishment of the Europe, Middle East, and Africa Technical Support Center in Rotterdam, and greater use of outside contractors to meet the increased demand for consulting services. The Company increased its technical support, education, and consulting staff from 91 in North America and 81 outside North America at November 30, 1994 to 109 in North America and 90 outside North America at November 30, 1995.

     Sales and marketing expenses increased 27% from $62,477,000 in fiscal 1994 to $79,546,000 in fiscal 1995 but decreased as a percentage of total revenue from 45% to 44%. The increase in sales and marketing expenses was primarily due to expansion of the sales, sales support and marketing staff, the establishment of a new subsidiary in the Czech Republic and a joint venture in Japan, the opening of one new sales office in North America, and expansion of marketing activities, such as advertising for the Powered by PROGRESS(TM) program. The Company increased its sales, sales support and marketing staff from 226 in North America and 173 outside North America at November 30, 1994 to 259 in North America and 198 outside North America at November 30, 1995.

     Product development expenses increased 20% from $20,203,000 in fiscal 1994 to $24,175,000 in fiscal 1995, and remained approximately the same percentage of total revenue in both years. The dollar increase resulted primarily from growth of the product development staff and related costs to support continued new product development efforts for the PROGRESS Version 7 and Version 8 product sets in the Enterprise Division and add-on tools for Visual Basic in the Crescent Division. The product development staff increased from 213 at November 30, 1994 to 242 at November 30, 1995. The Company capitalized $1,982,000 and $2,697,000 of software development costs in fiscal 1994 and fiscal 1995, respectively. The amount capitalized represented 9% in fiscal 1994 and 10% in fiscal 1995 of total product development costs.

     In January 1995, the Company acquired all the outstanding stock of Crescent for approximately $3,000,000, consisting of $2,150,000 in cash and $850,000 in assumed and other liabilities. The assets acquired consisted primarily of existing software and software in the development stage. The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included in the Company's operating results from the date of acquisition. The purchase price included a non-recurring charge of $2,373,000 for in-process software development costs which was included in the Company's results of operations in the first quarter of fiscal 1995.

     General and administrative expenses increased 25% from $15,092,000 in fiscal 1994 to $18,813,000 in fiscal 1995, but decreased as a percentage of total revenue from 11% to 10%. The dollar increase resulted primarily from the addition of personnel and related costs to support the growth of the Company's operations. The Company increased its administrative staff from 78 in North America and 73 outside North America at November 30, 1994 to 96 in North America and 83 outside North America at November 30, 1995.

     Income from operations decreased as a percentage of total revenue from 14% in fiscal 1994 to 13% in fiscal 1995 due to the inclusion of a non-recurring charge of $2,373,000 for in-process software development costs related to the acquisition of Crescent. Excluding this non-recurring charge, income from operations remained 14% of total revenue in fiscal 1995. Excluding the non-recurring charge, income from operations attributable to North America decreased as a percentage of North American revenue from 25% in fiscal 1994 to 22% in fiscal 1995. Income from operations attributable to Europe as a percentage of European revenue was 3% in fiscal 1994 and 7% in fiscal 1995. The increase in income from operations in Europe was due to improved productivity and revenue growth in most European markets in fiscal 1995. Income from operations attributable to other regions outside North America and Europe remained 4% of the related revenue in both years. See Note 10 of Notes to Consolidated Financial Statements.

     Other income increased approximately $1,033,000 from $2,136,000 in fiscal 1994 to $3,169,000 in fiscal 1995. The increase was primarily due to higher interest income and an adjustment for the minority interest in the Company's joint venture in Japan, offset by a net foreign currency loss. The increase in interest income was due to higher average cash balances and higher interest earned on such balances. Foreign currency losses relate primarily to the translation and settlement of short-term intercompany receivables. The net foreign currency loss in fiscal 1995 also includes the effect of the devaluation of the Mexican peso during the first quarter of fiscal 1995 on peso-denominated intercompany receivables.

     The Company's effective tax rate was 37% in fiscal 1995 compared to 34.5% in fiscal 1994. The increase from the fiscal 1994 effective tax rate was due to nondeductible expenses related to the acquisition of Crescent in January 1995. Excluding these nondeductible expenses, the effective tax rate was 34% in 1995. See Note 7 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had $97,323,000 in cash and short-term investments at November 30, 1996. The cash and short-term investments increase of $4,985,000 from $92,338,000 at November 30, 1995 was primarily due to cash generated from operations, offset by common stock repurchases and property and equipment purchases.

     In fiscal years 1994, 1995, and 1996, the Company purchased $8,025,000, $13,376,000, and $9,545,000, respectively, of property and equipment which consisted primarily of computer equipment and software, furniture and fixtures, and leasehold improvements. The level of property and equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. The Company financed these purchases primarily from cash generated from operations. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

     In fiscal 1996, the Company purchased 457,500 shares of its common stock for $7,205,000. Of the total shares purchased in fiscal 1996, 396,500 shares were purchased under the Board of Directors' previous authorization which expired on September 30, 1996. The Company financed these purchases primarily from cash generated from operations.

     In September 1996, the Board of Directors authorized, through September 30, 1997, the purchase of up to 3,000,000 shares of the Company's common stock, at such times when the Company deems such purchases to be an effective use of cash for various purposes including the issuance of shares pursuant to the Company's stock option plans. At November 30, 1996, there were 2,939,000 shares of common stock authorized for repurchase.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company will adopt this standard in the first quarter of fiscal 1997. As permitted by SFAS 123, the Company intends to continue to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and will prepare the pro forma disclosures required by SFAS 123. Adoption is not expected to have a material effect on the Company's financial position or results of operations.

     The Company's 401(k) Plan has approximately $900,000 invested in Guaranteed Investment Contracts (GICs) issued by Mutual Benefit Life Insurance Company
(MBLI). On July 16, 1991, the Insurance Commissioner of the State of New Jersey took possession and control of MBLI's assets. In April 1994, a rehabilitation plan was approved by the Superior Court of New Jersey. Pursuant to the plan, the GICs are supported by a group of life insurance companies and are to be paid out from the assets of MBL Life Assurance Corporation, the successor to MBLI. The Company is not presently able to determine whether the 401(k) Plan or its participants will incur any losses or whether, if such losses are incurred, the Company might be subject to any liability (either directly as a Plan fiduciary or as an indemnitor of officers and directors of the Company who serve as trustees of the Plan).

     The Company believes that existing cash balances together with funds generated from operations will be sufficient to finance the Company's operations and meet its foreseeable cash requirements (including planned capital expenditures, lease commitments, and other long-term obligations) through the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company operates in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond the Company's control. The following discussion highlights some of these risks.

     The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including changes in demand for the Company's products, introduction, enhancement or announcement of products by the Company and its competitors, market acceptance of new products, size and timing of significant orders, budgeting cycles of customers, mix of distribution channels, mix of products and services sold, mix of international and North American revenues, changes in the level of operating expenses, changes in the Company's sales incentive plans, customer order deferrals in anticipation of new products announced by the Company or its competitors and general economic conditions. Revenue forecasting is uncertain, in large part, because the Company generally ships its products upon receipt of orders. This uncertainty is compounded because each quarter's revenue is derived disproportionately from orders booked and shipped during the third month, and disproportionately in the latter half of that month. In contrast, most of the Company's expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in the Company's revenue, or a decrease in the rate of growth of such revenue, would have a material adverse effect on the profitability of the Company.

     The Company develops, markets and supports its core product line, the PROGRESS Application Development Environment, the PROGRESS RDBMS and the PROGRESS Dataserver Architecture (collectively, "PROGRESS"). In November 1996, the Company began shipping the latest major enhancement to the PROGRESS product line, PROGRESS Version 8.1. In October 1996, the Company began shipments of WebSpeed, an open development and deployment environment that enables organizations to build transaction processing applications on the Internet and corporate intranets. The Company's Crescent Division develops and markets a collection of advanced tools and components to Visual Basic and Visual J++ development teams. The Crescent Division began offering these products commercially in January 1995 and has since released major enhancements to its existing line of products as well as many new products.

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

     The Company experiences significant competition from a variety of sources with respect to the marketing and distribution of its products. Some of these competitors have greater financial, marketing or technical resources than the Company and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than can the Company. Increased competition could make it more difficult for the Company to maintain its market presence.

     In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to deliver products which address the needs of the Company's prospective customers. Current and potential competitors also may be more successful than the Company in having their products or technologies widely accepted. There can be no assurance that the Company will be able to compete successfully against current and future competitors and their failure so to do could have a material adverse affect upon the Company's business, prospects, financial condition and results of operations.

     The Company hopes that the Crescent Division and other new products, such as WebSpeed, will contribute positively to the Company's future results. The market for the Crescent product line is extremely competitive and may be affected by changes in Microsoft's strategy with respect to Visual Basic and Visual J++ and the add-on product market for such products, and market acceptance of products competitive with Visual Basic and Visual J++. The market for internet transaction processing products, such as WebSpeed, is highly competitive and will depend in large part on the commercial acceptance of the Internet as a medium for all types of commerce. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance that the infrastructure or complementary products necessary to make the Internet a viable medium for all types of commerce will be developed.

     Overlaying the risks associated with the Company's existing products and enhancements are ongoing technological developments and rapid changes in customer requirements. The Company's future success will depend upon its ability to develop and introduce in a timely manner new products that take advantage of technological advances and respond to new customer requirements. The Company is currently developing new products intended to help organizations meet the future needs of application developers. The development of new products is increasingly complex and uncertain, which increases the risk of delays. There can be no assurance that the Company will be successful in developing new products incorporating new technology on a timely basis, or that its new products will adequately address the changing needs of the marketplace. The marketplace for these new products is intensely competitive and characterized by low barriers to entry. As a result, new competitors possessing technological, marketing or other competitive advantages may emerge and rapidly acquire market share.

     Approximately 52% of the Company's total revenue in fiscal 1996 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations which are conducted in foreign currencies, changes in the value of these foreign currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations, if any, and, consequently, on the Company's business, financial condition, and operating results.

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

     The Company's success is heavily dependent upon its proprietary software technology. The Company relies principally on a combination of contract provisions and copyright, trademark and trade secret laws to protect its proprietary technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claim of infringement or invalidity. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition.

     The Company also utilizes certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that functionally similar technology will be available on commercially reasonable terms in the future.

     The market price of the Company's Common Stock, like that of other technology companies, is highly volatile and is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors. The Company's stock price may also be affected by broader market trends unrelated to the Company's performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                                                            NOVEMBER 30,
                                                                       -----------------------
                                                                         1996           1995
                                                                       --------       --------
                                                                        (IN THOUSANDS, EXCEPT
                                                                         SHARE AND PER SHARE
                                                                                DATA)
ASSETS
Current assets:
  Cash and equivalents...............................................  $ 30,872       $ 33,465
  Short-term investments.............................................    66,451         58,873
  Accounts receivable (less allowance for doubtful accounts of
     $5,112 in 1996 and $4,611 in 1995)..............................    34,452         41,652
  Inventories........................................................     1,257          2,090
  Other current assets...............................................     4,367          4,804
  Deferred income taxes..............................................     3,552          3,227
                                                                       --------       --------
          Total current assets.......................................   140,951        144,111
                                                                       --------       --------
Property and equipment-net...........................................    24,230         24,318
Capitalized software costs-net.......................................     5,428          4,668
Other assets.........................................................     2,579          2,639
                                                                       --------       --------
          Total......................................................  $173,188       $175,736
                                                                       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt..................................  $     37       $     89
  Accounts payable...................................................     7,989          9,536
  Accrued compensation and related taxes.............................    12,385         14,829
  Income taxes payable...............................................     3,004          2,231
  Other accrued liabilities..........................................     5,122          4,350
  Advanced payments from customers...................................       842            812
  Deferred revenue...................................................    27,365         26,993
                                                                       --------       --------
          Total current liabilities..................................    56,744         58,840
                                                                       --------       --------
Deferred income taxes................................................     2,345          2,706
Long-term debt.......................................................        85             73
Minority interest in subsidiary......................................       221            636
Commitments and contingency
Shareholders' equity
  Preferred stock, $.01 par value; authorized, 1,000,000 shares;
  issued, none
  Common stock, $.01 par value; authorized, 20,000,000 shares, issued and outstanding, 12,632,630 shares in 1996 and 12,905,998 shares
     in 1995.........................................................       126            129
  Additional paid-in capital.........................................    41,309         46,467
  Retained earnings..................................................    72,280         66,783
  Unrealized gains on short-term investments.........................       241            133
  Cumulative translation adjustments.................................      (163)           (31)
                                                                       --------       --------
          Total shareholders' equity.................................   113,793        113,481
                                                                       --------       --------
          Total......................................................  $173,188       $175,736
                                                                       ========       ========

                 See notes to consolidated financial statements

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED NOVEMBER 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Revenue:
  Software licenses........................................  $ 93,178     $110,785     $ 88,426
  Maintenance and support services.........................    83,512       69,350       50,811
                                                             --------     --------     --------
          Total revenue....................................   176,690      180,135      139,237
Cost and expenses:
  Cost of software licenses................................     8,838        6,965        4,069
  Cost of maintenance and support services.................    29,701       24,931       17,565
  Sales and marketing......................................    87,830       79,546       62,477
  Product development......................................    23,951       24,175       20,203
  Purchase of in-process software development..............        --        2,373           --
  General and administrative...............................    21,909       18,813       15,092
                                                             --------     --------     --------
          Total costs and expenses.........................   172,229      156,803      119,406
                                                             --------     --------     --------
Income from operations.....................................     4,461       23,332       19,831
                                                             --------     --------     --------
Other income (expense):
  Interest income..........................................     3,885        3,585        2,286
  Interest expense.........................................       (11)         (15)         (27)
  Foreign currency loss....................................      (453)        (847)        (168)
  Minority interest........................................       415          403           --
  Other income.............................................        33           43           45
                                                             --------     --------     --------
          Total other income, net..........................     3,869        3,169        2,136
                                                             --------     --------     --------
Income before provision for income taxes...................     8,330       26,501       21,967
Provision for income taxes.................................     2,833        9,817        7,579
                                                             --------     --------     --------
Net income.................................................  $  5,497     $ 16,684     $ 14,388
                                                             ========     ========     ========
Income per common share....................................  $   0.41     $   1.22     $   1.12
                                                             ========     ========     ========
Weighted average number of common and common equivalent
  shares outstanding.......................................    13,268       13,628       12,878
                                                             ========     ========     ========

                 See notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                               UNREALIZED
                                                       ADDITIONAL               GAINS ON     CUMULATIVE        TOTAL
                                              COMMON    PAID-IN     RETAINED   SHORT-TERM    TRANSLATION   SHAREHOLDERS'
                                              STOCK     CAPITAL     EARNINGS   INVESTMENTS   ADJUSTMENTS      EQUITY
                                              ------   ----------   --------   -----------   -----------   -------------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, December 1, 1993...................   $ 61      $34,399     $35,711                    $(295)        $ 69,876
  Exercise of stock options (103,760
     shares)................................      1          783                                                   784
  Issuance of stock under employee stock
     purchase plan (19,120 shares)..........                 293                                                   293
  Stock option compensation.................                   2                                                     2
  Tax benefit arising from employees'
     exercise of stock options..............               3,003                                                 3,003
  Net income................................                          14,388                                    14,388
  Translation adjustment....................                                                      171              171
                                               ----      -------     -------       ----         -----         --------
Balance, November 30, 1994..................     62       38,480      50,099                     (124)          88,517
  Stock split...............................     62          (62)                                                    0
  Exercise of stock options (525,688
     shares)................................      5        4,991                                                 4,996
  Issuance of stock under employee stock
     purchase plan (25,118 shares)..........                 460                                                   460
  Stock option compensation.................                   2                                                     2
  Tax benefit arising from employees'
     exercise of stock options..............               2,596                                                 2,596
  Unrealized gains on short-term
     investments............................                                       $133                            133
  Net income................................                          16,684                                    16,684
  Translation adjustment....................                                                       93               93
                                               ----      -------     -------       ----         -----         --------
Balance, November 30, 1995..................    129       46,467      66,783        133           (31)         113,481
  Exercise of stock options (136,703
     shares)................................      1        1,108                                                 1,109
  Issuance of stock under employee stock
     purchase plan (47,429 shares)..........                 736                                                   736
  Purchase and retirement of treasury stock
     (457,500 shares).......................     (4)      (7,201)                                               (7,205)
  Stock options compensation................                   2                                                     2
  Tax benefit arising from employees'
     exercise of stock options..............                 197                                                   197
  Unrealized gains on short-term
     investments............................                                        108                            108
  Net income................................                           5,497                                     5,497
  Translation adjustment....................                                                     (132)            (132)
                                               ----      -------     -------       ----         -----         --------
Balance November 30, 1996...................   $126      $41,309     $72,280       $241         $(163)        $113,793
                                               ====      =======     =======       ====         =====         ========

                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED NOVEMBER 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income...............................................  $  5,497     $ 16,684     $ 14,388
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization of property and
       equipment...........................................     9,514        7,616        5,642
     Charge for purchase of in-process software
       development.........................................        --        2,373           --
     Amortization of capitalized software costs............     1,702        1,076          590
     Amortization of intangible assets.....................       331          301           45
     Deferred income taxes.................................      (695)         234         (298)
     Minority interest in subsidiary.......................      (415)        (403)          --
     Noncash compensation..................................         2            2            2
     Changes in operating assets and liabilities:
       Accounts receivable.................................     7,053      (12,777)      (4,079)
       Inventories.........................................       837          395         (844)
       Other current assets................................       406         (838)      (1,417)
       Accounts payable and accrued expenses...............    (2,664)       3,936        4,412
       Income taxes payable................................     1,008        3,432        1,325
       Deferred revenue....................................       284        7,913        3,546
                                                             --------     --------     --------
          Total adjustments................................    17,363       13,260        8,924
                                                             --------     --------     --------
          Net cash provided by operating activities........    22,860       29,944       23,312
                                                             --------     --------     --------
Cash flows from investing activities:
  Purchases of investments available for sale..............   (76,550)     (78,693)          --
  Maturities of investments available for sale.............    48,380       59,106           --
  Sales of investments available for sale..................    20,700       10,598           --
  Increase in short-term investments.......................        --           --       (9,056)
  Purchase of property and equipment.......................    (9,545)     (13,376)      (8,025)
  Capitalized software costs...............................    (2,462)      (2,697)      (1,982)
  Acquisition, net of cash acquired........................        --       (1,894)          --
  Increase in other noncurrent assets......................      (310)      (1,045)      (1,146)
                                                             --------     --------     --------
          Net cash used for investing activities...........   (19,787)     (28,001)     (20,209)
                                                             --------     --------     --------
Cash flows from financing activities:
  Proceeds from issuance of common stock...................     1,845        5,456        1,077
  Repurchase of common stock...............................    (7,205)          --           --
  Contributions from minority interest.....................        --        1,039           --
  Proceeds from capital lease obligations..................        85           39           33
  Payment of obligations under capital leases..............      (130)         (81)        (249)
                                                             --------     --------     --------
          Net cash provided by (used for) financing
            activities.....................................    (5,405)       6,453          861
                                                             --------     --------     --------
Effect of exchange rate changes on cash....................      (261)         536          (34)
                                                             --------     --------     --------
Net increase (decrease) in cash and equivalents............    (2,593)       8,932        3,930
Cash and equivalents, beginning of year....................    33,465       24,533       20,603
                                                             --------     --------     --------
Cash and equivalents, end of year..........................  $ 30,872     $ 33,465     $ 24,533
                                                             ========     ========     ========
Supplemental disclosure of cash flow information:
  Income taxes paid........................................  $  2,569     $  6,109     $  6,514
  Interest paid............................................  $     13     $     21     $     40
Supplemental disclosure of noncash financing activities:
  Income tax benefit from employees' exercise of stock
     options...............................................  $    197     $  2,596     $  3,003

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Progress Software Corporation (the Company) develops, markets and supports application development and deployment software for professional information service organizations in business, government and industry worldwide. The PROGRESS product line enables developers to build and deploy enterprise-class client/server applications. The WebSpeed product line enables organizations to build and deploy Internet transaction processing applications. The Crescent Division supplies tools and add-on components to developers using Microsoft's Visual Basic and Visual J++ application development environments.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

     For foreign operations with the local currency as the functional currency, assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. Income and expense items are translated at average rates of exchange prevailing during each period. Translation adjustments are accumulated in a separate component of shareholders' equity.

     For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. Nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Income and expense items are translated at average rates of exchange prevailing during each period. Translation adjustments are recognized currently as a component of foreign currency gain or loss.

     The Company enters into foreign exchange option contracts which are designated as effective hedges on certain transactions and receivables in selected foreign currencies. The purpose of the Company's foreign exposure management policies and practices is to attempt to minimize the impact of exchange rate fluctuations on the Company's results of operations. The option contracts are structured such that the cost to the Company cannot exceed the premium paid for such contracts. Premiums are recognized ratably over the contract period as a component of foreign currency gain or loss. Increases and decreases in market value gains on such contracts are recognized currently as a component of foreign currency gain or loss. The notional principal amount of outstanding foreign exchange option contracts at November 30, 1996 was $38.1 million. Unrealized market value gains on such contracts were immaterial at November 30, 1996. Major U.S. multinational banks are counterparties to the option contracts.

MINORITY INTEREST IN SUBSIDIARY

     Minority interest in subsidiary represents the joint venture partners' proportionate share of the equity in Progress Software K.K. (PSKK), a Japanese joint stock corporation established in January 1995 to market and support the Company's products in Japan. At November 30, 1996, the Company owned 51% of the capital stock of PSKK.

REVENUE RECOGNITION

     Software license revenue is recognized upon the later of shipment of product or completion of significant obligations to customers. Maintenance revenue is deferred and recognized ratably over the term of the agreement. Revenue from support services is recognized as the related services are performed.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash equivalents include short-term highly liquid investments purchased with remaining maturities of three months or less. Short-term investments, which consist primarily of municipal and U.S. Treasury obligations and corporate debt securities purchased with remaining maturities of more than three months, are classified as investments available for sale and stated at fair value. Aggregate unrealized holding gains and losses are included as a separate component of shareholders' equity.

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash investments and trade receivables. The Company has cash investment policies which limit investments to investment grade securities. The Company performs ongoing credit evaluations of its customers and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of its customer base.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     In 1996, the Company adopted SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107). The provisions of SFAS 107 require disclosure of the fair value of financial instruments.

     The carrying amount of cash, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of investments available for sale is based on current market value. The carrying amount of long-term debt, including the current portion, approximate fair value as the Company believes these financial instruments carry terms which are comparable to similar instruments.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised principally of magnetic media and documentation.

PROPERTY AND EQUIPMENT

     Purchased property and equipment is recorded at cost. Leased equipment is recorded at the present value of the minimum lease payments required during the lease period. Depreciation and amortization is provided on the straight-line method over the estimated useful lives (three to ten years) of the related assets or the remaining terms of leases, whichever is shorter.

CAPITALIZATION OF SOFTWARE COSTS

     The Company capitalizes certain internally generated software development costs after technological feasibility of the product has been established. Capitalized software costs also include amounts paid for purchased software which has reached technological feasibility. Such costs are amortized over the estimated life of the product (two to four years). The Company continually compares the unamortized costs of capitalized software costs to the expected future revenues for the products. If the unamortized costs exceed the expected future net realizable value, the excess amount is written off. Accumulated amortization was approximately $4,306,000 and $2,604,000 at November 30, 1996 and 1995, respectively.

INTANGIBLE ASSETS

     Intangible assets, included in other assets, primarily represent noncompete agreements and organization costs and are recorded at the lower of amortized cost or fair value. Such costs are amortized over periods ranging from three to five years. Accumulated amortization was approximately $679,000 and $385,000 at November 30, 1996 and 1995, respectively.

INCOME TAXES

     The Company provides for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from the use of accelerated tax depreciation, accruals, capitalized software costs, and provisions for doubtful accounts. No provision for U.S. income taxes has been made for the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be principally offset by foreign tax credits. Cumulative undistributed foreign earnings were approximately $9,711,000 at November 30, 1996.

INCOME PER COMMON SHARE

     Income per common share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented. Common stock equivalents consist of stock options. Income per common share, on a fully-diluted basis, is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding based on the higher of the ending or average market price of the Company's common stock (under the treasury stock method).

NOTE 2:  CASH AND SHORT-TERM INVESTMENTS

     A summary of the Company's investments available for sale by major security type at November 30, 1996 was as follows:

                                                                   GROSS          GROSS
                                                   AMORTIZED     UNREALIZED     UNREALIZED      FAIR
SECURITY TYPE                                        COST          GAINS          LOSSES        VALUE
-------------                                      ---------     ----------     ----------     -------
                                                 (IN THOUSANDS)
Corporate debt securities........................   $11,871                                    $11,871
Obligations of states and political
  subdivisions...................................    65,373         $294           $(52)        65,615
U.S. government obligations......................     7,612                          (1)         7,611
                                                    -------         ----           ----        -------
          Total..................................   $84,856         $294           $(53)       $85,097
                                                    =======         ====           ====        =======

     The fair value of debt securities at November 30, 1996, by contractual maturity, was as follows:

        Due in one year or less (including $18,646 classified as cash equivalents).....................................................  $50,060
        Due after one year.................................................   35,037
                                                                             -------
                  Total....................................................  $85,097
                                                                             =======

     A summary of the Company's investments available for sale by major security type at November 30, 1995 was as follows:

                                                                   GROSS          GROSS
                                                   AMORTIZED     UNREALIZED     UNREALIZED      FAIR
SECURITY TYPE                                        COST          GAINS          LOSSES        VALUE
-------------                                      ---------     ----------     ----------     -------
                                                 (IN THOUSANDS)
Corporate debt securities........................   $ 7,350                                    $ 7,350
Obligations of states and political
  subdivisions...................................    53,452         $ 81                        53,533
U.S. government obligation.......................     9,361           52                         9,413
                                                    -------         ----           ----        -------
          Total..................................   $70,163         $133           $ --        $70,296
                                                    =======         ====           ====        =======

NOTE 3:  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                         NOVEMBER 30,
                                                                     ---------------------
                                                                      1996          1995
                                                                     -------       -------
                                                                        (IN THOUSANDS)
    Equipment and purchased software...............................  $42,470       $35,654
    Equipment held under capital leases............................      952         1,049
    Furniture and fixtures.........................................    5,046         4,467
    Leasehold improvements.........................................    6,331         5,093
                                                                     -------       -------
              Total................................................   54,799        46,263
    Less accumulated depreciation and amortization.................   30,569        21,945
                                                                     -------       -------
    Property and equipment -- net..................................  $24,230       $24,318
                                                                     =======       =======

     Accumulated amortization related to equipment held under capital leases was approximately $822,000 and $845,000 at November 30, 1996 and 1995, respectively.

NOTE 4:  LONG-TERM DEBT

     Long-term debt consisted of the following:

                                                                          NOVEMBER 30,
                                                                        -----------------
                                                                        1996         1995
                                                                        ----         ----
                                                                         (IN THOUSANDS)
    Obligations under noncancelable capital leases at rates of 8.0%
      to 11.25%.......................................................  $122         $162
    Less current portion..............................................    37           89
                                                                        ----         ----
    Long-term debt....................................................  $ 85         $ 73
                                                                        ====         ====

     At November 30, 1996, future remaining minimum lease payments under capital lease obligations were as follows:

                                                                             (IN THOUSANDS)
    1997...................................................................       $ 47
    1998...................................................................         35
    1999...................................................................         21
    2000...................................................................         43
                                                                                  ----
    Total minimum lease payments...........................................        146
    Less amount representing interest......................................         24
                                                                                  ----
    Present value of minimum lease payments................................        122
    Less portion due in one year...........................................         37
                                                                                  ----
    Long-term portion of minimum lease payments............................       $ 85
                                                                                  ====

NOTE 5:  SHAREHOLDERS' EQUITY

COMMON STOCK

     On September 25, 1995, the Board of Directors approved a two-for-one common stock split in the form of a stock dividend. Shareholders received one additional share for each share held. Such distribution was made on November 27, 1995 to shareholders of record at the close of business on October 27, 1995. All share and per share amounts for fiscal 1994 have been restated to reflect the split.

     In 1996, the Company purchased 457,500 shares of its common stock for $7,205,000. Of the total shares purchased in 1996, 396,500 shares were purchased under the Board of Directors' previous authorization which expired on September 30, 1996.

     In September 1996, the Board of Directors authorized, through September 30, 1997 the purchase of up to 3,000,000 shares of the Company's common stock at such times when the Company deems such purchases to be an effective use of cash for various purposes including the issuance of shares pursuant to the Company's stock option plans. At November 30, 1996, there were 2,939,000 shares of common stock authorized for repurchase.

STOCK OPTIONS

     In August 1994, the shareholders of the Company adopted and approved the 1994 Stock Incentive Plan (1994 Plan) and the 1993 Directors' Stock Option Plan (Directors' Plan). In April 1992, the shareholders adopted and approved the 1992 Incentive and Nonqualified Stock Option Plan (1992 Plan) and terminated the 1984 Incentive Stock Option Plan (1984 Plan). Options granted and outstanding under the 1984 plan remain outstanding and are exercisable in accordance with their terms, but no further options will be granted under the 1984 Plan.

     The 1994 Plan permits the granting of stock incentive awards to officers, employees and consultants. Awards under the 1994 Plan may include stock options (both incentive and nonqualified), grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights.

     Under the Directors' Plan, each non-employee director is granted an option to purchase 20,000 shares of common stock on the date such person first becomes a director. All non-employee directors who were serving as of December 31, 1993 received a one time automatic grant of an option to purchase 20,000 shares. The Directors' Plan also provides that each non-employee director will be granted an additional option to purchase 20,000 shares of common stock upon re-election to the Board of Directors when all previously granted options under the Directors' Plan are fully vested. The exercise price of all options equals the fair market value of the shares on the date of grant. All options vest ratably over a six-year period from the date of grant.

     A total of 2,000,000 shares are issuable under each of the 1992 and 1994 Plans, of which 1,226,716 shares were available for grant at November 30, 1996. A total of 300,000 shares are issuable under the Directors' Plan, of which 180,000 shares were available for grant at November 30, 1996.

A summary of stock option activity under the plans is as follows:

                                                   INCENTIVE                       NONQUALIFIED
                                          ----------------------------     ----------------------------
                                          NUMBER OF     EXERCISE PRICE     NUMBER OF     EXERCISE PRICE
                                           SHARES         PER SHARE         SHARES         PER SHARE
                                          ---------     --------------     ---------     --------------
Outstanding at December 1, 1993.........  1,110,858       $  .45-22.31       379,748       $ 1.00-19.83
  Granted...............................    470,270        16.00-21.56       472,968        16.00-21.56
  Exercised.............................   (103,760)         .45-16.88
  Canceled..............................   (108,474)        2.50-22.31       (72,100)       16.50-21.56
                                          ---------       ------------     ---------       ------------
Outstanding at November 30, 1994........  1,368,894       $  .45-22.31       780,616       $ 1.00-21.56
  Granted...............................    469,872        18.25-34.00       383,000        21.63-28.13
  Exercised.............................   (497,810)         .75-25.69       (27,878)        1.00-21.63
  Canceled..............................   (148,360)        2.50-21.63       (36,684)       16.50-21.63
                                          ---------       ------------     ---------       ------------
Outstanding at November 30, 1995........  1,192,596       $  .45-34.00     1,099,054       $ 1.00-28.13
  Granted...............................    958,713        13.50-21.63       485,750        13.50-16.12
  Exercised.............................   (119,701)         .45-21.63       (17,002)        1.00-21.63
  Canceled..............................   (362,636)        2.50-34.00      (370,476)       15.50-28.13
                                          ---------       ------------     ---------       ------------
Outstanding at November 30, 1996........  1,668,972       $  .75-22.31     1,197,326       $ 1.00-21.63
                                          =========       ============     =========       ============
Exercisable at November 30, 1996........    587,758       $  .75-22.31       539,260       $ 1.00-21.63
                                          =========       ============     =========       ============

     In connection with all stock option plans, 4,273,014 shares of common stock were reserved for issuance at November 30, 1996.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company will adopt this standard in the first quarter of fiscal 1997. As permitted by SFAS 123, the Company intends to continue to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and will prepare the pro forma disclosures required by SFAS 123. Adoption is not expected to have a material effect on the Company's consolidated financial position or results of operations.

EMPLOYEE STOCK PURCHASE PLAN

     The 1991 Employee Stock Purchase Plan permits eligible employees to purchase up to a maximum of 300,000 shares of common stock of the Company at 85% of market value. During 1996, 1995 and 1994, 47,429 shares, 25,118 shares and 19,120 shares, respectively, were issued under this plan. At November 30, 1996, 186,987 shares were available and reserved for issuance under this plan.

NOTE 6:  RETIREMENT PLAN

     The Company maintains a retirement plan covering all U.S. employees under
Section 401(k) of the Internal Revenue Code (Note 9). Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $700,000, $900,000 and $800,000 during 1996, 1995 and 1994, respectively.

NOTE 7:  INCOME TAXES


     The components of pretax income were as follows:

                                                                YEAR ENDED NOVEMBER 30,
                                                             ------------------------------
                                                              1996       1995        1994
                                                             ------     -------     -------
                                                                     (IN THOUSANDS)
    United States..........................................  $7,711     $18,938     $18,542
    Non U.S................................................     619       7,563       3,425
                                                             ------     -------     -------
         Total.............................................  $8,330     $26,501     $21,967
                                                             ======     =======     =======

     The provisions for income taxes were comprised of the following:

                                                                YEAR ENDED NOVEMBER 30,
                                                             ------------------------------
                                                              1996        1995        1994
                                                             ------      ------      ------
                                                                     (IN THOUSANDS)
    Current:
      Federal..............................................  $1,564      $6,160      $5,694
      State................................................     205         513         823
      Foreign..............................................   1,759       2,910       1,360
                                                             ------      ------      ------
         Total current.....................................   3,528       9,583       7,877
                                                             ------      ------      ------
    Deferred:
      Federal..............................................    (361)        509        (139)
      State................................................     (73)         93         (25)
      Foreign..............................................    (261)       (368)       (134)
                                                             ------      ------      ------
         Total deferred....................................    (695)        234        (298)
                                                             ------      ------      ------
              Total........................................  $2,833      $9,817      $7,579
                                                             ======      ======      ======

     The tax effects of significant items comprising the Company's deferred taxes were as follows:

                                                                          NOVEMBER 30,
                                                                       -------------------
                                                                        1996        1995
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Deferred Tax Liabilities:
      Capitalized software costs.....................................  $(2,129)    $(1,767)
      Depreciation and amortization..................................     (216)       (939)
                                                                       -------     -------
              Total deferred tax liabilities.........................   (2,345)     (2,706)
                                                                       -------     -------
    Deferred Tax Assets:
      Accounts receivable............................................    1,512       1,299
      Inventories....................................................      412         288
      Accrued compensation...........................................      268         345
      Other accruals.................................................    1,140       1,371
      Foreign tax loss carryforwards.................................    1,202         311
                                                                       -------     -------
      Total deferred tax assets......................................    4,534       3,614
      Valuation allowance............................................     (982)       (387)
                                                                       -------     -------
              Total..................................................  $ 1,207     $   521
                                                                       =======     =======

     The valuation allowance applies to deferred tax assets in certain foreign jurisdictions where realization is not assured. The increase in the valuation allowance in 1996, 1995 and 1994 primarily related to foreign tax loss carryforwards.

     The Company has foreign net operating loss carryforwards of $206,000 expiring on various dates through 2002 and $2,703,000 which can be carried forward indefinitely.

     A reconciliation of the U.S. federal statutory rate to the effective tax rate was as follows:


                                                                     YEAR ENDED NOVEMBER 30,
                                                                     ----------------------
                                                                     1996     1995     1994
                                                                     ----     ----     ----
    Tax at U.S. federal statutory rate.............................  35.0%    35.0%    35.0%
    Non-U.S........................................................   5.5      0.1      1.4
    Unutilized foreign losses......................................   7.0       --       --
    Foreign sales corporation......................................  (8.2)    (1.2)    (0.7)
    Research credits...............................................  (2.0)    (0.9)    (1.7)
    State income taxes, net........................................   3.0      2.6      2.6
    Tax-exempt interest............................................  (9.4)    (2.4)    (2.5)
    Nondeductible software development costs.......................    --      3.0       --
    Other..........................................................   3.1      0.8      0.4
                                                                     ----     ----     ----
              Total................................................  34.0%    37.0%    34.5%
                                                                     ====     ====     ====

NOTE 8:  OPERATING LEASES

     The Company leases certain facilities and equipment under noncancelable operating lease arrangements. Future minimum rental payments at November 30, 1996 under these leases are as follows:

                                                                 (IN THOUSANDS)
        1997...................................................      $ 6,990
        1998...................................................        4,593
        1999...................................................        3,015
        2000...................................................          882
        2001...................................................          569
        Thereafter.............................................        1,486
                                                                     -------
                  Total........................................      $17,535
                                                                     =======

     Total rent expense under all operating leases was approximately $5,815,000, $5,753,000 and $4,797,000 during 1996, 1995 and 1994, respectively.

NOTE 9:  CONTINGENCY AND LITIGATION

     The Company's 401(k) Plan has approximately $900,000 invested in Guaranteed Investment Contracts (GICs) issued by Mutual Benefit Life Insurance Company
(MBLI). On July 16, 1991, the Insurance Commissioner of the State of New Jersey took possession and control of MBLI's assets. In April 1994, a rehabilitation plan was approved by the Superior Court of New Jersey. Pursuant to the plan, the GICs are supported by a group of life insurance companies and are to be paid out from the assets of MBL Life Assurance Corporation, the successor to MBLI. The Company is not presently able to determine whether the 401(k) Plan or its participants will incur any losses or whether, if such losses are incurred, the Company might be subject to any liability (either directly as a Plan fiduciary or as an indemnitor of officers and directors of the Company who serve as trustees of the Plan).

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

NOTE 10:  BUSINESS SEGMENT AND INTERNATIONAL OPERATIONS

     The Company operates in one industry segment consisting of the development, marketing and support of application development and database software. Intercompany revenues principally represent royalties based on software license and maintenance revenue generated by non-U.S. operations from their unaffiliated customers.

     Summarized information relating to international operations is as follows:

                                                                  YEAR ENDED NOVEMBER 30,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Sales to unaffiliated customers:
  North America............................................  $ 72,122     $ 75,455     $ 62,411
  Europe...................................................    72,533       79,489       57,266
  Other....................................................    18,775       14,898       11,213
  Export Sales from United States..........................    13,260       10,293        8,347
                                                             --------     --------     --------
Total sales to unaffiliated customers......................  $176,690     $180,135     $139,237
                                                             ========     ========     ========
Intercompany revenues:.....................................  $ 29,793     $ 35,520     $ 25,470
                                                             ========     ========     ========
Operating income:
  North America............................................  $  4,882     $ 16,517     $ 17,933
  Europe...................................................       504        5,836        1,542
  Other....................................................      (870)         646          453
  Eliminations.............................................       (55)         333          (97)
                                                             --------     --------     --------
Total operating income.....................................  $  4,461     $ 23,332     $ 19,831
                                                             ========     ========     ========
Identifiable assets:
  North America............................................  $143,890     $142,833     $113,226
  Europe...................................................    35,466       41,489       26,219
  Other....................................................    13,086       10,550        7,052
  Eliminations.............................................   (19,254)     (19,136)     (11,943)
                                                             --------     --------     --------
Total identifiable assets..................................  $173,188     $175,736     $134,554
                                                             ========     ========     ========

NOTE 11:  BUSINESS ACQUISITION

     On January 6, 1995, the Company acquired all of the outstanding stock of Crescent Software, Inc. (Crescent) for approximately $3,000,000, consisting of $2,150,000 in cash and $850,000 in assumed and other liabilities. Crescent is a supplier of add-on software to users of Microsoft's Visual Basic application development environment. The assets acquired consist primarily of existing software and software in the development stage. The acquisition was accounted for as a purchase, and accordingly, the results of operations are included in the Company's operating results from the date of acquisition. The purchase price included $2,373,000 of in-process software development costs which was charged to operations in the first quarter of fiscal 1995 and $230,000 of capitalized software costs which will be amortized over a two-year period. Pro forma results of this acquisition, assuming it had been made at the beginning of each year presented, would not be materially different than the results reported.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Progress Software Corporation:

     We have audited the accompanying consolidated balance sheets of Progress Software Corporation and its subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 1996. Our audits also included the financial statement schedule listed in the Index in
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and its subsidiaries as of November 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 20, 1996

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       FIRST      SECOND       THIRD      FOURTH
                                                      QUARTER     QUARTER     QUARTER     QUARTER
                                                      -------     -------     -------     -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
  Revenue...........................................  $48,382     $41,662     $41,411     $45,235
  Income (loss) from operations.....................    5,855        (789)       (776)        171
  Net income........................................    4,419         155         218         705
  Income per common share...........................     0.32        0.01        0.02        0.05
1995
  Revenue...........................................  $39,418     $42,758     $44,961     $52,998
  Income from operations............................    3,206*      5,964       5,703       8,459
  Net income........................................    1,590*      4,565       4,318       6,211
  Income per common share...........................     0.12*       0.34        0.31        0.45

---------------

* Includes a non-recurring charge for purchase of in-process software development of $2,373 or $0.18 per share. Excluding this non-recurring item, net income would have been $3,963 or $0.30 per share.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS
                                                  BALANCE AT     CHARGED TO     DEDUCTIONS     BALANCE AT
                                                  BEGINNING      COSTS AND         FROM           END
DESCRIPTION                                       OF PERIOD       EXPENSES       RESERVES      OF PERIOD
-----------                                       ----------     ----------     ----------     ----------
                                                                      (IN THOUSANDS)
Reserves deducted from assets to which they
  apply -- for doubtful accounts receivable:
  1996..........................................    $4,611         $1,818         $(1,317)       $5,112
                                                    ======         ======         =======        ======
  1995..........................................    $4,268         $1,936         $(1,593)       $4,611
                                                    ======         ======         =======        ======
  1994..........................................    $2,867         $2,097         $  (696)       $4,268
                                                    ======         ======         =======        ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on any matter of accounting principles, financial statement disclosure, or auditing scope or procedures required to be reported under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding executive officers set forth under the caption "Executive Officers of the Registrant" in Item 1 of this Annual Report is incorporated herein by reference.

     The information regarding directors set forth under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1996, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1996, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Holders and Management" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1996, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1996, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(1)  FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Annual Report:

     Consolidated Balance Sheets as of November 30, 1996 and 1995
     Consolidated Statements of Income for the years ended November 30, 1996, 1995, and 1994
     Consolidated Statements of Shareholders' Equity for the years ended November 30, 1996, 1995, and 1994
     Consolidated Statements of Cash Flows for the years ended November 30, 1996, 1995, and 1994
     Notes to Consolidated Financial Statements
     Independent Auditors' Report

     Supplemental Financial Data not covered by the Independent Auditors'
     Report:

     Selected Quarterly Financial Data

(2)  FINANCIAL STATEMENT SCHEDULE

        Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

(3)  EXHIBITS

     Documents listed below, except for documents identified by parenthetical numbers, are being filed as exhibits herewith. Documents identified by parenthetical numbers are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the "Act"), reference is made to such documents as previously filed as exhibits with the Commission. The Company's file number under the Act is 0-19417.

 3.1     Restated Articles of Organization of the Company(1)
 3.1.1   Articles of Amendment to Restated Articles of Organization of the Company(2)
 3.2     By-Laws of the Company, as amended and restated(3)
 4.1     Specimen certificate for the Common Stock of the Company(4)
10.2     Form of User Agreement, as amended(5)
10.3     Form of Application Partner Agreement(6)
10.4     Form of End User Product License Agreement(7)
10.5     Form of Authorized International Distributor Agreement(8)
10.6     1984 Incentive Stock Option Plan, with amendments(9)
10.7     Amended and Restated 1984 Incentive Stock Option Plan(10)
10.8     1991 Employee Stock Purchase Plan, as amended(11)
10.9     Progress Software Corporation 401(k) Plan and Trust(12)
10.10    Lease dated June 28, 1991 between the Company and The Equitable Life Assurance
         Company of the United States(13)
10.11    Progress Software Corporation 401(k) Plan with Fidelity Institutional Retirement
         Services Company(14)
10.12    1992 Incentive and Nonqualified Stock Option Plan(15)
10.13    Amendments dated April 27, 1992 and November 13, 1992 to lease dated June 28, 1991 between the Company and The Equitable Life Assurance Company of the United States(16)
10.14    Amendment dated March 16, 1993 to lease dated June 28, 1991 between the Company and the Equitable Life Assurance Company of the United States(17)
10.15    First Amended and Restated Lease dated August 11, 1994 between the Company and the
         Equitable Life Assurance Company of the United States(18)
10.16    1994 Stock Incentive Plan(19)
10.17    1993 Directors' Stock Option Plan(20)
11.1     Statement re computation of per share earnings
21.1     List of Subsidiaries of the Registrant
23.1     Consent of Deloitte & Touche LLP
27.1     Financial Data Schedule (EDGAR version only)

---------------
 (1) Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

 (2) Incorporated by reference to Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

 (3) Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1991.

 (4) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

 (5) Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

 (6) Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

 (7) Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

 (8) Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

 (9) Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

(10) Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

(11) Incorporated by reference to Exhibit 28.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1991.

(12) Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

(13) Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

(14) Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

(15) Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(16) Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1992.

(17) Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

(18) Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(19) Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(20) Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(4)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended November 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bedford, Commonwealth of Massachusetts on the 19th day of February, 1997.

                                          PROGRESS SOFTWARE CORPORATION

                                          By:     /s/ JOSEPH W. ALSOP
                                            ------------------------------------
                                                      Joseph W. Alsop
                                                  President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                               TITLE                         DATE
-------------------------------------  ------------------------------------  ------------------
     /s/   JOSEPH W. ALSOP             President, Treasurer, and Director     February 19, 1997
-------------------------------------    (Principal Executive Officer)
           Joseph W. Alsop

     /s/ NORMAN R. ROBERTSON           Vice President, Finance and Chief      February 19, 1997
-------------------------------------    Financial Officer (Principal
         Norman R. Robertson             Financial Officer)

    /s/ DAVID H. BENTON, JR.           Corporate Controller (Principal        February 19, 1997
-------------------------------------    Accounting Officer)
        David H. Benton, Jr.

     /s/   LARRY R. HARRIS             Director                               February 19, 1997
-------------------------------------
           Larry R. Harris

    /s/  ROBERT J. LEPKOWSKI           Director                               February 19, 1997
-------------------------------------
         Robert J. Lepkowski

      /s/  MICHAEL L. MARK             Director                               February 19, 1997
-------------------------------------
           Michael L. Mark

     /s/   ARTHUR J. MARKS             Director                               February 19, 1997
-------------------------------------
           Arthur J. Marks

      /s/   AMRAM RASIEL               Director                               February 19, 1997
-------------------------------------
            Amram Rasiel

     /s/   JAMES W. STOREY             Director                               February 19, 1997
-------------------------------------
           James W. Storey