Form 10-Q
period 1997-02-28
PROGRESS SOFTWARE CORP /MA
filed 1997-04-09
CIK 876167

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the Quarterly Period Ended February 28, 1997

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

             Yes    X                            No

As of March 31, 1997, there were 12,399,668 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                          PROGRESS SOFTWARE CORPORATION

                                    FORM 10-Q

                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 1997

                                TABLE OF CONTENTS




                                                                            Page

PART I.    FINANCIAL INFORMATION


ITEM 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           February 28, 1997 and November 30, 1996                           3

           Condensed Consolidated Statements of Income for
           the three months ended February 28, 1997 and
           February 29, 1996                                                 4

           Condensed Consolidated Statements of Cash Flows
           for the three months ended February 28, 1997 and
           February 29, 1996                                                 5

           Notes to Condensed Consolidated Financial Statements              6

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               7



PART II.   OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K                                 14

           Signatures                                                       15

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          PROGRESS SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                    February 28, 1997    November 30, 1996
                                                                    -----------------    -----------------
                                                                       (Unaudited)            (Audited)
ASSETS
Current assets:
  Cash and equivalents .........................................        $  35,217            $  30,872
  Short-term investments .......................................           66,223               66,451
  Accounts receivable (less allowance for doubtful accounts
  of $4,979 in 1997 and $5,112 in 1996) ........................           29,835               34,452
  Inventories ..................................................            1,436                1,257
  Other current assets .........................................            6,200                4,367
  Deferred income taxes ........................................            3,579                3,552
                                                                        ---------            ---------
          Total current assets .................................          142,490              140,951
                                                                        ---------            ---------

Property and equipment-net .....................................           24,195               24,230
Capitalized software costs-net .................................            5,529                5,428
Other assets ...................................................            2,294                2,579
                                                                        ---------            ---------
          Total ................................................        $ 174,508            $ 173,188
                                                                        =========            =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt ............................        $      30            $      37
  Accounts payable .............................................            7,655                7,989
  Accrued compensation and related taxes .......................           10,331               12,385
  Income taxes payable .........................................            3,274                3,004
  Other current liabilities ....................................            7,741                5,964
  Deferred revenue .............................................           30,921               27,365
                                                                        ---------            ---------
          Total current liabilities ............................           59,952               56,744
                                                                        ---------            ---------

Deferred income taxes ..........................................            2,382                2,345
Long-term debt .................................................               79                   85
Minority interest in subsidiary ................................              710                  221
Commitments and contingency
Shareholders' equity:
  Preferred stock, $.01 par value; authorized, 1,000,000 shares;
  issued, none
  Common stock, $.01 par value; authorized, 20,000,000 shares;
  issued,12,397,249 shares in 1997 and 12,632,630 shares in 1996              124                  126
  Additional paid-in capital ...................................           37,148               41,309
  Retained earnings ............................................           74,258               72,280
  Unrealized gain on short-term investments ....................              330                  241
  Cumulative translation adjustments ...........................             (475)                (163)
                                                                        ---------            ---------
          Total shareholders' equity ...........................          111,385              113,793
                                                                        ---------            ---------
          Total ................................................        $ 174,508            $ 173,188
                                                                        =========            =========


See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended
                                                -----------------------------
                                                February 28,     February 29,
                                                    1997             1996
                                                ------------     ------------

Revenue:
  Software licenses ......................        $ 24,641         $ 28,993
  Maintenance and support services .......          20,703           19,389
                                                  --------         --------
          Total revenue ..................          45,344           48,382
                                                  --------         --------

Costs and expenses:
  Cost of software licenses ..............           2,349            2,350
  Cost of maintenance and support services           6,958            7,002
  Sales and marketing ....................          21,558           21,924
  Product development ....................           6,405            6,025
  General and administrative .............           5,878            5,226
                                                  --------         --------
          Total costs and expenses .......          43,148           42,527
                                                  --------         --------
Income from operations ...................           2,196            5,855
                                                  --------         --------

Other income (expense):
  Interest income ........................             875              949
  Interest expense .......................              (4)              (5)
  Foreign currency loss ..................            (188)            (299)
  Minority interest ......................             114              169
  Other income ...........................               3               26
                                                  --------         --------
          Total other income .............             800              840
                                                  --------         --------

Income before provision for income taxes .           2,996            6,695
Provision for income taxes ...............           1,018            2,276
                                                  --------         --------
Net income ...............................        $  1,978         $  4,419
                                                  ========         ========

Income per common share ..................        $   0.15         $   0.32
                                                  ========         ========

Weighted average number of  common and
  common equivalent shares outstanding ...          12,890           13,768
                                                  ========         ========


See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                       -----------------------------
                                                                       February 28,     February 29,
                                                                           1997             1996
                                                                       ------------     ------------
Cash flows from operating activities:
    Net income ..................................................        $  1,978         $  4,419
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization of property and equipment ...           2,745            2,167
      Amortization of capitalized software costs ................             523              388
      Amortization of intangible assets .........................              74               88
      Deferred income taxes .....................................             (24)             145
      Minority interest in subsidiary ...........................            (114)            (169)
      Noncash compensation ......................................              --                1
      Changes in operating assets and liabilities:
       Accounts receivable ......................................           3,264            4,833
       Inventories ..............................................            (182)             (94)
       Other current assets .....................................          (2,010)            (877)
       Accounts payable and accrued expenses ....................             129           (5,712)
       Income taxes payable .....................................             435            2,186
       Deferred revenue .........................................           4,810            2,653
                                                                         --------         --------
         Total adjustments ......................................           9,650            5,609
                                                                         --------         --------
         Net cash provided by operating activities ..............          11,628           10,028
                                                                         --------         --------

Cash flows from investing activities:
    Purchases of investments available for sale .................          (8,022)         (29,017)
    Maturities of investments available for sale ................           7,295            8,939
    Sales of investments available for sale .....................           1,045           13,510
    Purchase of property and equipment ..........................          (3,124)          (2,498)
    Capitalized software costs ..................................            (624)            (609)
    Decrease (increase) in other noncurrent assets ..............             146             (764)
                                                                         --------         --------
         Net cash used for investing activities .................          (3,284)         (10,439)
                                                                         --------         --------

  Cash flows from financing activities:
    Proceeds from issuance of common stock ......................           1,714            1,067
    Repurchase of common stock ..................................          (5,972)          (1,862)
    Contribution from minority interest .........................             603               --
    Payment of obligations under capital leases .................              (7)             (22)
                                                                         --------         --------
         Net cash used for financing activities .................          (3,662)            (817)
                                                                         --------         --------
  Effect of exchange rate changes on cash .......................            (337)              52
                                                                         --------         --------

  Net increase (decrease) in cash and equivalents ...............           4,345           (1,176)
  Cash and equivalents, beginning of period .....................          30,872           33,465
                                                                         --------         --------
  Cash and equivalents, end of period ...........................         $35,217         $ 32,289
                                                                         ========         ========

  Supplemental disclosure of noncash financing activities:

     Income tax benefit from employees' exercise of stock options        $     94         $    168
                                                                         ========         ========


See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by Progress Software Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended November 30, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors, some of which are described in great detail below under the heading "Factors That May Affect Future Results," include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, which could be subject to software release delays, the growth rates of certain market segments, the positioning of the Company's products in those market segments, variations in the demand for customer service and technical support, pricing pressures and the competitive environment in the software industry, consumer use of the Internet, and the Company's ability to penetrate international markets and manage its international operations. Although The Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues which the Company might face.

RESULTS OF OPERATIONS

 The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three months ended February 28, 1997 and February 29, 1996.

                                             Percentage of Total Revenue      Period-to-Period Change
                                             ---------------------------      -----------------------
                                                 Three Months Ended
                                             ---------------------------           Three Months
                                             February 28,   February 29,          1997 Compared
                                                 1997           1996                 to 1996
                                             ------------   ------------      -----------------------
Revenue:
  Software licenses ......................         54%            60%                 (15)%
  Maintenance and support services .......         46             40                    7
                                                  ---            ---
    Total revenue ........................        100            100                   (6)
                                                  ---            ---

Cost and expenses:
  Cost of software licenses ..............          5              5                    0
  Cost of maintenance and support services         15             15                   (1)
  Sales and marketing ....................         48             45                   (2)
  Product development ....................         14             12                    6
  General and administrative .............         13             11                   12
                                                  ---            ---
    Total costs and expenses .............         95             88                    1
                                                  ---            ---
Income from operations ...................          5             12                  (62)
                                                  ---            ---
Total other income .......................          2              2                   (5)
                                                  ---            ---
Income before provision for income taxes .          7             14                  (55)
Provision for income taxes ...............          3              5                  (55)
                                                  ---            ---
Net income ...............................          4%             9%                 (55)%
                                                  ===            ===

The Company's total revenue decreased 6% from $48,382,000 in the first quarter of fiscal 1996 to $45,344,000 in the first quarter of fiscal 1997. The reduction in total revenue was due to a decrease in software license revenue partially offset by an increase in maintenance and support services revenue. Software license revenue decreased 15% from $28,993,000 in the first quarter of fiscal 1996 to $24,641,000 in the first quarter of fiscal 1997. The software license revenue decrease was attributable to increased competition and the continued transition some of the Company's Application Partners faced in the marketplace as they moved their applications to PROGRESS Versions 7 and 8 and WebSpeed. During the first quarter of fiscal 1997, the Company entered into 53 new Application Partner agreements worldwide (18 in North America and 35 outside North America). Maintenance and support services revenue increased 7% from $19,389,000 in the first quarter of fiscal 1996 to $20,703,000 in the first quarter of fiscal 1997. The maintenance and support services revenue increase was primarily a result of growth in the Company's installed customer base and renewal of maintenance contracts. Total revenue generated in markets outside North America decreased from $27,105,000 in the first quarter of fiscal 1996 to $26,169,000 in the first quarter of fiscal 1997, but increased as a percentage of total revenue from 56% in the first quarter of fiscal 1996 to 58% in the first quarter of fiscal 1997. Total revenue generated in markets outside North America would have represented 59% of total revenue in the first quarter of fiscal 1997 if exchange rates had been constant as compared to the first quarter of fiscal 1996.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses remained relatively constant, decreasing slightly from $2,350,000 in the first quarter of fiscal 1996 to $2,349,000 in the first quarter of fiscal 1997, but increased as a percentage of software license revenue from 8% to 10%. The percentage increase was due to an increase in amortization of capitalized software costs and higher royalty expense. Cost of software licenses as a percentage of software license revenue can vary depending upon the relative product mix in a given period.

Cost of maintenance and support services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and support services decreased 1% from $7,002,000 in the first quarter of fiscal 1996 to $6,958,000 in the first quarter of fiscal 1997 and decreased as a percentage of maintenance and support services revenue from 36% to 34%. The dollar and percentage decreases were due primarily to improved consulting margins in the North America consulting business and, to a lesser extent, a slight reduction in the technical support, consulting and education staff in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. The Company decreased its technical support, education, and consulting staff from 212 to 209 (120 in North America and 92 outside North America at February 29, 1996 to 112 in North America and 97 outside North America at February 28, 1997).

Sales and marketing expenses decreased 2% from $21,924,000 in the first quarter of fiscal 1996 to $21,558,000 in the first quarter of fiscal 1997 but increased as a percentage of total revenue from 45% to 48%. The dollar decrease in sales and marketing expenses was primarily due to a reduction of the sales, sales support and marketing staff and, to a lesser extent, a slight reduction in the level of discretionary marketing spending. The amount of discretionary marketing expenses can vary from period to period depending on the timing of significant trade shows, advertising campaigns and direct mail solicitations. The Company decreased its sales, sales support and marketing staff from 500 to 480 (281 in North America and 219 outside North America at February 29, 1996 to 247 in North America and 233 outside North America at February 28, 1997). The Company expects the level of the sales, sales support and marketing staff for the remainder of fiscal 1997 to be within the range which has prevailed over the past several quarters.

Product development expenses increased 6% from $6,025,000 in the first quarter of fiscal 1996 to $6,405,000 in the first quarter of fiscal 1997, and increased as a percentage of total revenue from 12% to 14%. The dollar and percentage increases were due primarily to higher average personnel costs and other related costs to support continued new product development efforts. The major product development efforts in the first quarter of fiscal 1997 related to the development of the next versions of the WebSpeed and PROGRESS product lines. The product development staff decreased from 229 at February 29, 1996 to 206 at February 28, 1997.

The Company capitalized $609,000 of software development costs in the first quarter of fiscal 1996 and $624,000 in the first quarter of fiscal 1997 in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amounts capitalized represented 9% of total product development costs in each quarter of fiscal 1996 and fiscal 1997. Capitalized software costs are amortized over the estimated life of the product (two to four years) and amounts amortized are included in cost of software licenses for the period.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 12% from $5,226,000 in the first quarter of fiscal 1996 to $5,878,000 in the first quarter of fiscal 1997 and increased as a percentage of total revenue from 11% to 13%. The dollar and percentage increases in general and administrative expenses were primarily due to higher average personnel costs and other related costs. The Company decreased its administrative staff from 184 to 179 (103 in North America and 81 outside North America at February 29, 1996 to 105 in North America and 74 outside North America at February 28, 1997).

Other income decreased $40,000 from $840,000 in the first quarter of fiscal 1996 to $800,000 in the first quarter of fiscal 1997 due primarily to lower interest income offset by lower foreign currency losses. The decrease in interest income was due to lower average investment rates in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. All revenue, costs and expenses attributable to the Company's joint venture are included in the Company's revenue, costs and expenses. To account for the fact that the Company owns only a 51% interest in the joint venture, other income (expense) reflects that portion of the joint venture's income or loss which is attributable to the 49% minority interest in the joint venture. The joint venture generated a net loss in each period presented and the Company recorded as "other income - minority interest" an amount equal to 49% of the joint venture's net loss. Foreign currency losses relate primarily to the translation and settlement of short-term intercompany receivables.

The Company's effective tax rate was 34% in each quarter of fiscal 1996 and 1997 and was based upon the estimated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $101,440,000 in cash and short-term investments at February 28, 1997. The cash and short-term investments increase of $4,117,000 from $97,323,000 at November 30, 1996 was primarily due to cash generated from operations, offset by common stock repurchases and property and equipment purchases.

The Company purchased $3,124,000 of property and equipment in the first quarter of fiscal 1997 and $2,498,000 in the first quarter of fiscal 1996. The purchases consisted primarily of computer equipment and software, furniture and fixtures, and leasehold improvements. The level of property and equipment purchases resulted primarily from replacement of older equipment. The Company financed these purchases primarily from cash generated from operations.

The Company purchased 351,000 shares of its common stock for $5,972,000 in the first quarter of fiscal 1997.

In September 1996, the Board of Directors authorized, through September 30, 1997, the purchase of up to 3,000,000 shares of the Company's common stock, at such times when the Company deems such purchases to be an effective use of cash, for various purposes including the issuance of shares pursuant to the Company's stock option plans. At February 28, 1997, there were 2,588,000 shares of common stock authorized for repurchase.

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

The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including changes in demand for the Company's products, introduction, enhancement or announcement of products by the Company and its competitors, market acceptance of new products, size and timing of significant orders, budgeting cycles of customers, mix of distribution channels, mix of products and services sold, mix of international and North American revenues, foreign currency movements relative to the United States dollar, changes in the level of operating expenses, changes in the Company's sales incentive plans, customer order deferrals in anticipation of new products announced by the Company or its competitors and general economic conditions. Revenue forecasting is uncertain, in large part, because the Company generally ships its products upon receipt of orders. This uncertainty is compounded because each quarter's revenue is derived disproportionately from orders booked and shipped during the third month, and disproportionately in the latter half of that month. In contrast, most of the Company's expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in the Company's revenue, or a decrease in the rate of growth of such revenue, would have a material adverse effect on the profitability of the Company.

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

The Company has derived most of its revenue from PROGRESS and other products which complement PROGRESS and are generally licensed only in conjunction with PROGRESS. Accordingly, the Company's future results depend on continued market acceptance of PROGRESS and any factor adversely affecting the market for PROGRESS could have a material adverse effect on the Company's business and its financial results. Future results may also depend upon the Company's continued successful distribution of PROGRESS through its Application Partner channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. Application Partners resell PROGRESS along with their own applications and any adverse effect on their business related to competition, pricing and other factors could have a material adverse effect on the Company's business, financial condition and operating results.

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

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to deliver products which address the needs of the Company's prospective customers. Current and potential competitors also may be more successful than the Company in having their products or technologies widely accepted. There can be no assurance that the Company will be able to compete successfully against current and future competitors and its failure to do so could have a material adverse affect upon the Company's business, financial condition and operating results.

The Company hopes that the Crescent Division and other new products, such as WebSpeed, will contribute positively to the Company's future results. The market for products such as those in the Crescent Division is extremely competitive and may be affected by changes in Microsoft's strategy with respect to Visual Basic and Visual J++ and the add-on product market for such products, and market acceptance of products competitive with Visual Basic and Visual J++. The market for Internet transaction processing products, such as WebSpeed, is highly competitive and will depend in large part on the commercial acceptance of the Internet as a medium for all types of commerce. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance that the infrastructure or complementary products necessary to make the Internet a viable medium for all types of commerce will develop.

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

Approximately 50% of the Company's total revenue in the first quarter of fiscal 1997 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations which are conducted in foreign currencies, changes in the value of these foreign currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition, and operating results.

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

The Company's success is heavily dependent upon its proprietary software technology. The Company relies principally on a combination of contract provisions and copyright, trademark and trade secret laws to protect its proprietary technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claim of infringement or invalidity. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and operating results.

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

PART II.   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits
    11.1     - Statement regarding computation of per share earnings
    27.1     - Financial Data Schedule (EDGAR Version Only)

b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended February 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PROGRESS SOFTWARE CORPORATION
                          -----------------------------
                                  (Registrant)



Dated: April 9, 1997                            /s/Joseph W. Alsop
                                                -----------------------------
                                                Joseph W. Alsop
                                                President and Treasurer
                                                (Principal Executive Officer)



Dated: April 9, 1997                            /s/Norman R. Robertson
                                                -----------------------------
                                                Norman R. Robertson
                                                Vice President, Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer)



Dated: April 9, 1997                            /s/David H. Benton, Jr.
                                                -----------------------------
                                                David H. Benton, Jr.
                                                Corporate Controller
                                                (Principal Accounting Officer)