Form 10-Q
period 1997-05-31
PROGRESS SOFTWARE CORP /MA
filed 1997-07-14
CIK 876167

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the Quarterly Period Ended  May 31, 1997

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

                        --------------------------------

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

As of July 9, 1997, there were 11,462,796 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.




================================================================================

                          PROGRESS SOFTWARE CORPORATION

                                    FORM 10-Q

                     FOR THE THREE MONTHS ENDED MAY 31, 1997

                                TABLE OF CONTENTS




                                                                            Page

PART I.     FINANCIAL INFORMATION


ITEM 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
            May 31, 1997 and November 30, 1996                               3

            Condensed Consolidated Statements of Income for
            the three and six months ended May 31, 1997 and
            May 31, 1996                                                     4

            Condensed Consolidated Statements of Cash Flows
            for the six months ended May 31, 1997 and
            May 31, 1996                                                     5

            Notes to Condensed Consolidated Financial Statements             6

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8



PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings                                               14

ITEM 4.     Submission of Matters to a Vote of Security Holders             15

ITEM 6.     Exhibits and Reports on Form 8-K                                16

            Signatures                                                      17

PART I.     FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          PROGRESS SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                              May 31, 1997  November 30, 1996
                                                              ------------  -----------------

ASSETS
Current assets:
  Cash and equivalents ..................................       $ 25,086        $ 30,872
  Short-term investments ................................         70,873          66,451
  Accounts receivable (less allowance for doubtful
    accounts of $5,275 in 1997 and $5,112 in 1996) ......         30,863          34,452
  Inventories ...........................................          1,363           1,257
  Other current assets ..................................          8,020           4,367
  Deferred income taxes .................................          3,722           3,552
                                                                --------        --------
          Total current assets ..........................        139,927         140,951
                                                                --------        --------

Property and equipment-net ..............................         23,027          24,230
Capitalized software costs-net ..........................          5,616           5,428
Other assets ............................................          2,242           2,579
                                                                --------        --------
          Total .........................................       $170,812        $173,188
                                                                ========        ========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt .....................       $     --        $     37
  Accounts payable ......................................          7,402           7,989
  Accrued compensation and related taxes ................         12,333          12,385
  Income taxes payable ..................................          2,018           3,004
  Other current liabilities .............................          7,385           5,964
  Deferred revenue ......................................         33,068          27,365
                                                                --------        --------
          Total current liabilities .....................         62,206          56,744
                                                                --------        --------

Deferred income taxes ...................................          2,382           2,345
Long-term debt ..........................................             --              85
Minority interest in subsidiary .........................            528             221
Commitments and contingency
Shareholders' equity:
  Preferred stock, $.01 par value; authorized,
     1,000,000 shares; issued, none
  Common stock, $.01 par value; authorized,
     50,000,000 shares in 1997 and 20,000,000
     shares in 1996; issued and outstanding,
     11,985,142 shares in 1997 and 12,632,630
     shares in 1996 .....................................            120             126
  Additional paid-in capital ............................         29,692          41,309
  Retained earnings .....................................         76,300          72,280
  Unrealized gain on short-term investments .............            102             241
  Cumulative translation adjustments ....................           (518)           (163)
                                                                --------        --------
          Total shareholders' equity ....................        105,696         113,793
                                                                --------        --------
          Total .........................................       $170,812        $173,188
                                                                ========        ========


See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                   (Unaudited)


                                                Three Months Ended May 31,     Six Months Ended May 31,
                                                --------------------------     ------------------------
                                                 1997                1996       1997              1996
                                                -------             ------     -------           ------
Revenue:
  Software licenses ......................       $22,975        $20,730        $47,616        $49,723
  Maintenance and support services .......        21,856         20,932         42,559         40,321
                                                 -------        -------        -------        -------
          Total revenue ..................        44,831         41,662         90,175         90,044
                                                 -------        -------        -------        -------

Costs and expenses:
  Cost of software licenses ..............         2,388          2,231          4,737          4,581
  Cost of maintenance and support services         7,222          7,008         14,180         14,010
  Sales and marketing ....................        21,364         22,083         42,922         44,007
  Product development ....................         6,776          5,866         13,181         11,891
  General and administrative .............         5,698          5,263         11,576         10,489
                                                 -------        -------        -------        -------
          Total costs and expenses .......        43,448         42,451         86,596         84,978
                                                 -------        -------        -------        -------
Income (loss) from operations ............         1,383           (789)         3,579          5,066
                                                 -------        -------        -------        -------

Other income (expense):
  Interest income ........................         1,043            992          1,918          1,941
  Interest expense .......................            (3)            (1)            (7)            (6)
  Foreign currency gain (loss) ...........           471             (4)           283           (303)
  Minority interest ......................           182             87            296            256
  Other income (expense) .................            19            (49)            22            (23)
                                                 -------        -------        -------        -------
          Total other income .............         1,712          1,025          2,512          1,865
                                                 -------        -------        -------        -------
Income before provision for income taxes .         3,095            236          6,091          6,931
Provision for income taxes ...............         1,053             81          2,071          2,357
                                                 -------        -------        -------        -------
Net income ...............................       $ 2,042        $   155        $ 4,020        $ 4,574
                                                 =======        =======        =======        =======

Income per common share ..................       $  0.16        $  0.01        $  0.31        $  0.34
                                                 =======        =======        =======        =======
Weighted average number of common and
  common equivalent shares outstanding ...        13,002         13,121         12,946         13,445
                                                 =======        =======        =======        =======




See notes to condensed consolidated financial statements.

                        PROGRESS SOFTWARE CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                 (Unaudited)


                                                                  Six Months Ended May 31,
                                                                  -----------------------
                                                                    1997           1996
                                                                  --------       --------
Cash flows from operating activities:
  Net income ..............................................       $  4,020        $  4,574
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment          5,379           4,590
    Amortization of capitalized software costs ............          1,069             805
    Amortization of intangible assets .....................            138             176
    Deferred income taxes .................................           (183)             78
    Minority interest in subsidiary .......................           (296)           (256)
    Noncash compensation ..................................             16               1
    Changes in operating assets and liabilities:
     Accounts receivable ..................................          2,076           7,128
     Inventories ..........................................           (109)            226
     Other current assets .................................         (3,849)           (303)
     Accounts payable and accrued expenses ................          1,623          (5,934)
     Income taxes payable .................................           (622)            713
     Deferred revenue .....................................          7,145           2,064
                                                                  --------        --------
       Total adjustments ..................................         12,387           9,288
                                                                  --------        --------
       Net cash provided by operating activities ..........         16,407          13,862
                                                                  --------        --------

Cash flows from investing activities:
  Purchases of investments available for sale .............        (15,475)        (38,731)
  Maturities of investments available for sale ............          1,075          13,313
  Sales of investments available or sale ..................          9,839          19,895
  Purchase of property and equipment ......................         (4,646)         (5,616)
  Capitalized software costs ..............................         (1,257)         (1,217)
  Increase in other noncurrent assets .....................            131            (412)
                                                                  --------        --------
       Net cash used for investing activities .............        (10,333)        (12,768)
                                                                  --------        --------

Cash flows from financing activities:
  Proceeds from issuance of common stock ..................          2,455           1,462
  Repurchase of common stock ..............................        (14,396)         (3,778)
  Contributions from minority interest ....................            603              --
  Payment of obligations under capital leases .............           (116)            (39)
                                                                  --------        --------
       Net cash used for financing activities .............        (11,454)         (2,355)
                                                                  --------        --------
Effect of exchange rate changes on cash ...................           (406)           (174)
                                                                  --------        --------

Net decrease in cash and equivalents ......................         (5,786)         (1,435)
Cash and equivalents, beginning of period .................         30,872          33,465
                                                                  --------        --------
Cash and equivalents, end of period .......................       $ 25,086        $ 32,030
                                                                  ========        ========

Supplemental disclosure of noncash financing activities:
   Income tax benefit from employees' exercise of
   stock options ..........................................       $    302        $    168
                                                                  ========        ========



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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

5.    Contingency and Litigation

      The Company's 401(k) Plan has approximately $900,000 in Guaranteed Investment Contracts (GICs) issued by Mutual Benefit Life Insurance Company (MBLI). On July 16, 1991, the Insurance Commissioner of the State of New Jersey took possession and control of MBLI's assets. In April 1994, a rehabilitation plan was approved by the Superior Court of New Jersey. Pursuant to the rehabilitation plan, the GICs are supported by a group of life insurance companies and are paid out from the assets of MBL Life Assurance Corporation, the successor to MBLI. On May 23, 1997, the Company initiated a process to purchase the GICs from the 401(k) Plan to enable participants to choose other investment vehicles prior to the end of the rehabilitation plan. The purchase transaction requires the approval of the Department of Labor and the Internal Revenue Service. Assuming no objection or other impediment to the transaction, the Company expects the purchase transaction to be completed before the end of the Company's current fiscal year and not to have a material effect on the Company's consolidated financial position or results of operations.

      The Company is a defendant in litigation entitled NEWSTAR TECHNOLOGIES INC. V. PROGRESS SOFTWARE CORPORATION of Canada Ltd. and Progress Software Corporation, No. 97-CU-121571, pending in the Ontario (Canada) Court of Justice (General Division), commenced April 4, 1997. Newstar claims that the

      Company entered into a contract with it under which Newstar was entitled to purchase the Company's software and receive product support from the Company under specific terms which differ substantially from the Company's standard terms and conditions. The purported contract cited by Newstar was prepared by Newstar and executed by a lower-level Company salesperson in the name of a Company sales executive followed by the initials of the salesperson. The Company denies the existence of a binding contract, on various grounds, including that the salesperson did not have the authority to sign the sales executive's name and that Newstar knew or should have known of that fact. Newstar seeks (a) an injunction mandating that the Company comply with the terms of the purported contract, (b) a declaration that the purported contract is of full force and effect, (c) an order restraining the Company from terminating the purported contract, (d) damages of $200 million, (e) special damages of an unstated amount, (f) punitive damages of $20 million, (g) costs of the litigation, and (h) such other and further relief as the court deems just. The evidence offered by the plaintiff to date does not support its claims. Newstar moved for a preliminary injunction; however, that motion was stayed by agreement to allow the parties to participate in voluntary non-binding mediation which took place on July 7, 1997. During this session a tentative settlement was reached which the parties anticipate will be finalized in the near future. Pursuant to such settlement, Newstar will become an Application Partner of the Company under mutually acceptable terms and conditions reasonably consistent with arrangements entered into with other Application Partners. If, for any reason, the settlement is not finalized, the Company will defend the action vigorously.

      Naf Naf S.A. commenced an expert proceeding in the Paris Trade Court, Paris, France, against Progress Software S.A., Timeless S.A. and Digital Equipment France in May 1996. In June 1997, Naf Naf petitioned the court to add Progress Software Corporation as a party to the expert proceeding, which petition has been granted. The basis of the proceeding is alleged late availability of Progress Software products and alleged product deficiencies after delivery by Timeless to Naf Naf of such products. At this time, no specific damage claim has been formally filed under French legal proceeding rules with the court. The Company intends to vigorously defend itself in this proceeding. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome will have a material adverse effect on the Company's consolidated financial position or results of operations.

      The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

6.    New Accounting Pronouncement

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15 (APB 15). Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share for the three-month and six-month periods ended May 31, 1997 would have been $.17 and $.32 per share, respectively as compared with $.01 and $.35 per share for the corresponding periods in fiscal 1996. Diluted net income per share under SFAS 128 for these periods is not expected to be materially different from primary earnings per share under APB 15. The Company plans to adopt SFAS 128 in its first quarter of fiscal 1998 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

7.    Subsequent Event

      On June 27, 1997, the Company agreed to acquire Apptivity Corporation, a developer of Java-based application development tools, for a payment of approximately $3,800,000 in cash, the assumption of approximately $1,000,000 of liabilities and the issuance of approximately 400,000 shares of its common stock. The acquisition is expected to close in mid-July. The acquisition will be accounted for as a purchase and a substantial portion of the purchase price is expected to be allocated to in-process software development costs. This non-recurring charge will be reflected in the Company's results for the third quarter ended August 31, 1997.


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

RESULTS OF OPERATIONS

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three and six months ended May 31, 1997 and May 31, 1996.


                                                      Percentage of Total Revenue                 Period-to-Period Change
                                          --------------------------------------------------    ----------------------------
                                          Three Months Ended May 31,  Six Months Ended May 31,  Three Months     Six Months
                                          -------------------------   -----------------------   1997 Compared  1997 Compared
                                              1997         1996         1997       1996             to 1996       to 1996
                                              ----         ----         ----       ----         -------------   ------------
Revenue
  Software licenses                             51%         50%           53%        55%               11%         (4)%
  Maintenance and support services              49          50            47         45                 4           6
                                               ---         ---           ---        ---
     Total revenue                             100         100           100        100                 8           0
                                               ---         ---           ---        ---
Cost and expenses:
  Cost of software licenses                      5           5             5          5                 7           3
  Cost of maintenance and
    support services                            16          17            16         15                 3           1
  Sales and marketing                           48          53            47         49                (3)         (2)
  Product development                           15          14            15         13                16          11
  General and administrative                    13          13            13         12                 8          10
                                               ---         ---           ---        ---
    Total costs and expenses                    97         102            96         94                 2           2
                                               ---         ---           ---        ---

Income from operations                           3          (2)            4          6               275         (29)
Other income                                     4           2             3          2                67          35
                                               ---         ---           ---        ---

Income before provision for income taxes         7           0             7          8             1,211         (12)
Provision for income taxes                       2           0             2          3             1,200         (12)
                                               ---         ---           ---        ---
Net income                                       5%          0%            5%         5%            1,217%        (12)%
                                               ===         ===           ===        ===



The Company's total revenue increased 8% from $41,662,000 in the second quarter of fiscal 1996 to $44,831,000 in the second quarter of fiscal 1997. The Company's total revenue of $90,175,000 in the first six months of fiscal 1997 remained relatively constant as compared to the total revenue from the comparable period of fiscal 1996. Software license revenue increased 11% from $20,730,000 in the second quarter of fiscal 1996 to $22,975,000 in the second quarter of fiscal 1997. Software license revenue decreased 4% from $49,723,000 in the first six months of fiscal 1996 to $47,616,000 in the first six months of fiscal 1997. The increase in software license revenue in the second quarter of fiscal 1997 as compared to the period one year ago is due to greater sales of the Company's flagship product, PROGRESS Versions 7 and 8, and a slowdown in the rate of decline of PROGRESS Version 6. In addition, sales from the Company's newest product, WebSpeed, have continued to increase since its release in the fourth quarter of fiscal 1996. The decrease in software license revenue in the first six months of fiscal 1997 as compared to the period one year ago resulted from the slowdown in the Company's business which began in the second quarter of fiscal 1996. The slowdown was due primarily to increased competition and the transition some of the Company's Application Partners faced in the marketplace as they moved their applications to PROGRESS Versions 7 and 8 and WebSpeed. During the first six months of fiscal 1997, the Company entered into 105 new Application Partner agreements worldwide (29 in North America and 76 outside North America).

Maintenance and support services revenue increased 4% from $20,932,000 in the second quarter of fiscal 1996 to $21,856,000 in the second quarter of fiscal 1997. Maintenance and support services revenue increased 6% from $40,321,000 in the first six months of fiscal 1996 to $42,559,000 in the first six months of fiscal 1997. The maintenance and support services revenue increase was primarily a result of growth in the Company's installed customer base, renewal of maintenance contracts and increased consulting revenues.

Total revenue generated in markets outside North America increased from $25,228,000 in the second quarter of fiscal 1996 to $27,461,000 in the second quarter of fiscal 1997, but represented 61% of total revenue in each period. Total revenue generated in markets outside North America would have represented 63% of total revenue in the second quarter of fiscal 1997 if exchange rates had been constant as compared to the exchange rates in the effect in the second quarter of fiscal 1996. Total revenue generated in markets outside North America increased from $52,333,000 in the first six months of fiscal 1996 to $53,630,000 in the first six months of fiscal 1997 and increased as a percentage of total revenue from 58% in the first six months of fiscal 1996 to 59% in the first six months of fiscal 1997. Total revenue generated in markets outside North America would have represented 61% of total revenue in the first six months of fiscal 1997 if exchange rates had been constant as compared to the exchange rates in the effect in the first six months of fiscal 1996.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 7% from $2,231,000 in the second quarter of fiscal 1996 to $2,388,000 in the second quarter of fiscal 1997, but remained approximately the same percentage of software license revenue in each period. Cost of software licenses increased 3% from $4,581,000 in the first six months of fiscal 1996 to $4,737,000 in the first six months of fiscal 1997 and increased as a percentage of software license revenue from 9% to 10%. The percentage increase was due to an increase in amortization of capitalized software costs and higher royalty expense. Cost of software licenses as a percentage of software license revenue can vary depending upon the relative product mix in a given period.

Cost of maintenance and support services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and support services increased 3% from $7,008,000 in the second quarter of fiscal 1996 to $7,222,000 in the second quarter of fiscal 1997, but remained approximately the same percentage of maintenance and support services revenue in each period. Cost of maintenance and support services in the first six months of fiscal 1997 remained relatively constant as compared to the first six months of 1996, but decreased as a percentage of maintenance and support services revenue from 35% to 33%. The percentage decrease was due primarily to improved consulting margins in the North America consulting business and, to a lesser extent, a slight reduction in the technical support, education and consulting staff in the first six months of fiscal 1997 as compared to the first six months of fiscal 1996. The Company decreased its technical support, education, and consulting staff from 224 at May 31, 1996 to 211 at May 31, 1997.

Sales and marketing expenses decreased 3% from $22,083,000 in the second quarter of fiscal 1996 to $21,364,000 in the second quarter of fiscal 1997 and decreased as a percentage of total revenue from 53% to 48%. Sales and marketing expenses decreased 2% from $44,007,000 in the first six months of fiscal 1996 to $42,922,000 in the first six months of fiscal 1997 and decreased as a percentage of total revenue from 49% to 47%. The dollar and percentage decrease in sales and marketing expenses was primarily due to a reduction of the sales, sales support and marketing staff and, to a lesser extent, a slight reduction in the level of discretionary marketing spending. The amount of discretionary marketing expenses can vary from period to period depending on the timing of significant trade shows, advertising campaigns and direct mail solicitations. The Company's sales, sales support and marketing staff decreased from 502 at May 31, 1996 to 473 at May 31, 1997. The Company expects the level of the sales, sales support and marketing staff for the remainder of fiscal 1997 to be within the range which has prevailed over the past several quarters.

Product development expenses increased 16% from $5,866,000 in the second quarter of fiscal 1996 to $6,776,000 in the second quarter of fiscal 1997 and increased as a percentage of total revenue from 14% to 15%. Product development expenses increased 11% from $11,891,000 in the first six months of fiscal 1996 to $13,181,000 in the first six months of fiscal 1997 and increased as a percentage of total revenue from 13% to 15%. The dollar and percentage increases were due primarily to higher average personnel costs and other related costs to support continued new product development efforts. The major product development efforts in the first six months of fiscal 1997 related to the development of the next versions of the WebSpeed and PROGRESS product lines. The product development staff decreased from 220 at May 31, 1996 to 201 at May 31, 1997. The Company expects the product development staff to increase during the remainder of fiscal 1997 from the level at May 31, 1997, but there can be no assurance that the Company will be successful in recruiting new employees or retaining current employees.

The Company capitalized $608,000 of software development costs in the second quarter of fiscal 1996 and $633,000 in the second quarter of fiscal 1997 in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company capitalized $1,217,000 of software development costs in the first six months of fiscal 1996 and $1,257,000 in the first six months of fiscal 1997. The amounts capitalized represented 9% of total product development costs in each period presented for fiscal 1996 and fiscal 1997. Capitalized software costs are amortized over the estimated life of the product (four years) and amounts amortized are included in cost of software licenses for the period.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 8% from $5,263,000 in the second quarter of fiscal 1996 to $5,698,000 in the second quarter of fiscal 1997, but remained approximately the same percentage of total revenue in each period. General and administrative expenses increased 10% from $10,489,000 in the first six months of fiscal 1996 to $11,576,000 in the first six months of fiscal 1997 and increased as a percentage of total revenue from 12% to 13%. The dollar and percentage increases in general and administrative expenses were primarily due to higher average personnel costs and other related costs. The Company's general and administrative staff decreased from 187 at May 31, 1996 to 180 at May 31, 1997.

Other income increased $687,000 from $1,025,000 in the second quarter of fiscal 1996 to $1,712,000 in the second quarter of fiscal 1997 due primarily to a foreign currency gain of $471,000 in 1997 versus a foreign currency loss of $4,000 in 1996 and an increase in other income-minority interest. All revenue, costs and expenses attributable to the Company's joint venture in Japan are included in the Company's revenue, costs and expenses. To account for the fact that the Company owns only a 51% interest in the joint venture, other income (expense) reflects that portion of the joint venture's income or loss which is attributable to the 49% minority interest in the joint venture. The joint venture generated a net loss in each period presented and the Company recorded as "other income - minority interest" an amount equal to 49% of the joint venture's net loss. The foreign currency gain in the second quarter of fiscal 1997 relates primarily to unrealized market gains on foreign currency option contracts related to the Company's intercompany hedging programs.

The Company's effective tax rate was 34% for each period presented for fiscal 1996 and 1997 and was based upon the estimated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $95,959,000 in cash and short-term investments at May 31, 1997. The cash and short-term investments decrease of $1,364,000 from $97,323,000 at November 30, 1996 was primarily due to common stock repurchases and property and equipment purchases offset by cash generated from operations.

The Company purchased $5,616,000 of property and equipment in the first six months of fiscal 1996 and $4,646,000 in the first six months of fiscal 1997. The purchases consisted primarily of computer equipment and software, furniture and fixtures, and leasehold improvements. The Company financed these purchases primarily from cash generated from operations.

In September 1996, the Board of Directors authorized, through September 30, 1997, the purchase of up to 3,000,000 shares of the Company's common stock, at such times when the Company deems such purchases to be an effective use of cash, for various purposes including the issuance of shares pursuant to the Company's stock option plans. The Company purchased 488,200 shares of its common stock for $8,424,000 in the second quarter of fiscal 1997. For the first six months of fiscal 1997, the Company has purchased 839,200 shares of its common stock at a cost of $14,396,000. At May 31, 1997, there remained approximately 2,100,000 shares of common stock authorized for repurchase.

The Company's 401(k) Plan has approximately $900,000 in Guaranteed Investment Contracts (GICs) issued by Mutual Benefit Life Insurance Company (MBLI). On July 16, 1991, the Insurance Commissioner of the State of New Jersey took possession and control of MBLI's assets. In April 1994, a rehabilitation plan was approved by the Superior Court of New Jersey. Pursuant to the rehabilitation plan, the GICs are supported by a group of life insurance companies and are paid out from the assets of MBL Life Assurance Corporation, the successor to MBLI. On May 23, 1997, the Company initiated a process to purchase the GICs from the 401(k) Plan to enable participants to choose other investment vehicles prior to the end of the rehabilitation plan. The purchase transaction requires the approval of the Department of Labor and the Internal Revenue Service. Assuming no objection or other impediment to the transaction, the Company expects the purchase transaction to be completed before the end of the Company's current fiscal year and not to have a material effect on the Company's consolidated financial position or results of operations.

The Company is party to two legal proceedings. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations. See Part II,
Item 1 - Legal Proceedings for further details.

On June 27, 1997, the Company agreed to acquire Apptivity Corporation, a developer of Java-based application development tools, for a payment of approximately $3,800,000 in cash, the assumption of approximately $1,000,000 of liabilities and the issuance of approximately 400,000 shares of its common stock. The acquisition is expected to close in mid-July. The acquisition will be accounted for as a purchase and a substantial portion of the purchase price is expected to be allocated to in-process software development costs. This non-recurring charge will be reflected in the Company's results for the third quarter ended August 31, 1997.

The Company believes that existing cash balances together with funds generated from operations will be sufficient to finance the Company's operations and meet its foreseeable cash requirements (including planned capital expenditures, lease commitments, and other long-term obligations) through the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15 (APB 15). Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share for the three-month and six-month periods ended May 31, 1997 would have been $.17 and $.32 per share, respectively as compared with $.01 and $.35 per share for the corresponding periods in fiscal 1996. Diluted net income per share under SFAS 128 for these periods is not expected to be materially different from primary earnings per share under APB 15. The Company plans to adopt SFAS 128 in its first quarter of fiscal 1998 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

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

The Company develops, markets and supports its core product line, the PROGRESS Application Development Environment, the PROGRESS RDBMS and the PROGRESS Dataserver Architecture (collectively, "PROGRESS"). In May 1997, the Company began shipping the latest major enhancement to the PROGRESS product line, PROGRESS Version 8.2. In October 1996, the Company began shipments of WebSpeed, an open development and deployment environment that enables organizations to build transaction processing applications on the Internet and corporate intranets. In June 1997, the Company introduced WebSpeed Version 2.0, which is expected to begin commercial shipments in July 1997. The Company's Crescent Division develops and markets a collection of advanced tools and components to Visual Basic and Visual J++ development teams. The Crescent Division began offering these products commercially in January 1995 and has since released major enhancements to its existing line of products as well as new products.

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

The Company hopes that WebSpeed, the Crescent Division products and other new products will contribute positively to the Company's future results. The market for Internet transaction processing products, such as WebSpeed, is highly competitive and will depend in large part on the commercial acceptance of the Internet as a medium for all types of commerce. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance that the infrastructure or complementary products necessary to make the Internet a viable medium for all types of commerce will develop. The market for products such as those in the Crescent Division is extremely competitive and may be affected by changes in Microsoft's strategy with respect to Visual Basic and Visual J++ and the add-on product market for such products, and market acceptance of products competitive with Visual Basic and Visual J++.

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

Approximately 51% of the Company's total revenue in the first six months of fiscal 1997 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations which are conducted in foreign currencies, changes in the value of these foreign currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition and operating results.

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



 PART II.   OTHER INFORMATION

 ITEM 1.    LEGAL PROCEEDINGS

The Company is a defendant in litigation entitled NEWSTAR TECHNOLOGIES INC. V. PROGRESS SOFTWARE CORPORATION of Canada Ltd. and Progress Software Corporation, No. 97-CU-121571, pending in the Ontario (Canada) Court of Justice (General Division), commenced April 4, 1997. Newstar claims that the Company entered into a contract with it under which Newstar was entitled to purchase the Company's software and receive product support from the Company under specific terms which differ substantially from the Company's standard terms and conditions. The purported contract cited by Newstar was prepared by Newstar and executed by a lower-level Company salesperson in the name of a Company sales executive followed by the initials of the salesperson. The Company denies the existence of a binding contract, on various grounds, including that the salesperson did not have the authority to sign the sales executive's name and that Newstar knew or should have known of that fact. Newstar seeks (a) an injunction mandating that the Company comply with the terms of the purported contract, (b) a declaration that the purported contract is of full force and effect, (c) an order restraining the Company from terminating the purported contract, (d) damages of $200 million, (e) special damages of an unstated amount, (f) punitive damages of $20 million, (g) costs of the litigation, and (h) such other and further relief as the court deems just. The evidence offered by the plaintiff to date does not support its claims. Newstar moved for a preliminary injunction; however, that motion was stayed by agreement to allow the parties to participate in voluntary non-binding mediation which took place on July 7, 1997. During this session a tentative settlement was reached which the parties anticipate will be finalized in the near future. Pursuant to such settlement, Newstar will become an Application Partner of the Company under mutually acceptable terms and conditions reasonably consistent with arrangements entered into with other Application Partners. If, for any reason, the settlement is not finalized, the Company will defend the action vigorously.

Naf Naf S.A. commenced an expert proceeding in the Paris Trade Court, Paris, France, against Progress Software S.A., Timeless S.A. and Digital Equipment France in May 1996. In June 1997, Naf Naf petitioned the court to add Progress Software Corporation as a party to the expert proceeding, which petition has been granted. The basis of the proceeding is alleged late availability of Progress Software products and alleged product deficiencies after delivery by Timeless to Naf Naf of such products. At this time, no specific damage claim has been formally filed under French legal proceeding rules with the court. The Company intends to vigorously defend itself in this proceeding. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome will have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      a) On April 25, 1997, the Annual Meeting of Shareholders of the Company was held at the offices of the Company located at 14 Oak Park, Bedford, Massachusetts.

      b) Joseph W. Alsop, Larry R. Harris, Robert J. Lepkowski, Michael L. Mark, Arthur J. Marks, Amram Rasiel and James W. Storey were elected at the Annual Meeting to serve as directors of the Company.

      c) At the Annual Meeting, the Shareholders also voted (i) to fix the number of directors at seven, (ii) to amend the Company's Restated Articles of Organization to authorize an increase in the authorized Common Stock, $.01 par value per share, of the Company from 20,000,000 shares to 50,000,000 shares, and
(iii) to approve and adopt the 1997 Stock Incentive Plan.

      The following votes were tabulated on the aforementioned proposals:

      1.    Fixing the numbers of directors at seven:


                                          Affirmative  Negative     Votes
                                          Votes Cast   Votes Cast   Abstaining
                                          ----------   ----------   ----------

                                          10,905,451    85,292      67,116

      2.    To elect the following seven directors: Joseph W. Alsop, Larry R.
            Harris, Robert J. Lepkowski, Michael L. Mark, Arthur J. Marks, Amram
            Rasiel and James W. Storey

            Nominee                           For             Withhold Authority
            -------                           ---             ------------------

            Joseph W. Alsop               10,468,240               589,619
            Larry R. Harris               10,471,041               586,818
            Robert J. Lepkowski           10,467,241               590,618
            Michael L. Mark               10,471,341               588,318
            Arthur J. Marks               10,469,541               588,318
            Amram Rasiel                  10,470,141               587,718
            James W. Storey               10,469,541               588,318




                                               Affirmative   Negative     Votes        Broker
                                               Votes Cast    Votes Cast   Abstaining   Non-Votes
                                               ----------    ----------   ----------   ---------

      3.  Amending the Company's Restated       9,091,013    1,888,627      78,219
          Articles of Organization to authorize
          an increase in the authorized Common
          Stock, $.01 par value per share, of the
          Company from 20,000,000 shares to
          50,000,000 shares

      4.  Approving and adopting the            4,943,390    1,733,159      82,167    4,299,143
          Company's 1997 Stock Incentive
          Plan

      d)  Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

   10.18  -  1997 Stock Incentive Plan
    11.1  -  Statement regarding computation of per share earnings
    27.1  -  Financial Data Schedule (EDGAR Version only)

b) Reports on Form 8-K:

   No reports on Form 8-K were filed during the quarter ended May 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PROGRESS SOFTWARE CORPORATION
                                  (Registrant)



Dated: July 14, 1997                         /s/ Joseph W. Alsop
                                             -------------------------------
                                             Joseph W. Alsop
                                             President and Treasurer
                                             (Principal Executive Officer)



Dated: July 14, 1997                         /s/ Norman R. Robertson
                                             -------------------------------
                                             Norman R. Robertson
                                             Vice President, Finance
                                             and Chief Financial Officer
                                             (Principal Financial Officer)



Dated: July 14, 1997                         /s/ David H. Benton, Jr.
                                             -------------------------------
                                             David H. Benton, Jr.
                                             Corporate Controller
                                             (Principal Accounting Officer)