Form 10-Q
period 1997-08-31
PROGRESS SOFTWARE CORP /MA
filed 1997-10-15
CIK 876167

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                           ---------------------------
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the Quarterly Period Ended August 31, 1997

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

                                   14 Oak Park
                          Bedford, Massachusetts 01730
                    (Address of principal executive offices)
                        Telephone Number: (781) 280-4000

                           ---------------------------

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

As of September 30, 1997, there were 11,759,226 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

================================================================================

                          PROGRESS SOFTWARE CORPORATION

                                    FORM 10-Q

                   FOR THE THREE MONTHS ENDED AUGUST 31, 1997

                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION


ITEM 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           August 31, 1997 and November 30, 1996                              3

           Condensed Consolidated Statements of Income for
           the three and nine months ended August 31, 1997 and
           August 31, 1996                                                    4

           Condensed Consolidated Statements of Cash Flows
           for the nine months ended August 31, 1997 and
           August 31, 1996                                                    5

           Notes to Condensed Consolidated Financial Statements               6

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                8



PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                 15

ITEM 6.    Exhibits and Reports on Form 8-K                                  15

           Signatures                                                        16

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          PROGRESS SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                August 31, 1997     November 30, 1996
                                                                                ---------------     -----------------
ASSETS
Current assets:
  Cash and equivalents .........................................................    $ 26,897             $ 30,872
  Short-term investments .......................................................      55,682               66,451
  Accounts receivable (less allowance for doubtful accounts
    of $5,085 in 1997 and $5,112 in 1996) ......................................      29,072               34,452
  Inventories ..................................................................       1,622                1,257
  Other current assets .........................................................       8,415                4,367
  Deferred income taxes ........................................................       3,775                3,552
                                                                                    --------             --------
          Total current assets .................................................     125,463              140,951
                                                                                    --------             --------

Property and equipment-net .....................................................      21,863               24,230
Capitalized software costs-net .................................................       4,939                5,428
Other assets ...................................................................       2,252                2,579
                                                                                    --------             --------
          Total ................................................................    $154,517             $173,188
                                                                                    ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
  Current portion of long-term debt ............................................    $      -             $     37
  Accounts payable .............................................................       7,099                7,989
  Accrued compensation and related taxes .......................................      13,479               12,385
  Income taxes payable .........................................................       1,318                3,004
  Other accrued liabilities ....................................................       8,252                5,964
  Deferred revenue .............................................................      30,530               27,365
                                                                                    --------             --------
          Total current liabilities ............................................      60,678               56,744
                                                                                    --------             --------

Deferred income taxes ..........................................................       2,387                2,345
Long-term debt .................................................................           -                   85
Minority interest in subsidiary ................................................         356                  221
Commitments and contingency
Shareholders' equity:
  Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none
  Common stock, $.01 par value; authorized, 50,000,000 shares in 1997 and
    20,000,000 in 1996; issued and outstanding, 11,718,982 shares in
    1997 and 12,632,630 shares in 1996 .........................................         117                  126
  Additional paid-in capital ...................................................      24,425               41,309
  Retained earnings ............................................................      66,931               72,280
  Unrealized gain on short-term investments ....................................         184                  241
  Cumulative translation adjustments ...........................................        (561)                (163)
                                                                                    --------             --------
          Total shareholders' equity ...........................................      91,096              113,793
                                                                                    --------             --------
          Total ................................................................    $154,517             $173,188
                                                                                    ========             ========


See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                         Three Months Ended August 31,     Nine Months Ended August 31,
                                                         -----------------------------     ----------------------------
                                                             1997            1996              1997            1996
                                                           --------        -------           --------        --------

Revenue:
  Software licenses ....................................   $ 22,371        $19,658           $ 69,987        $ 69,381
  Maintenance and support services .....................     23,509         21,753             66,068          62,074
                                                           --------        -------           --------        --------
          Total revenue ................................     45,880         41,411            136,055         131,455
                                                           --------        -------           --------        --------

Costs and expenses:
  Cost of software licenses ............................      2,232          2,011              6,969           6,592
  Cost of maintenance and support services .............      7,879          7,689             22,059          21,699
  Sales and marketing ..................................     21,963         20,942             64,885          64,949
  Product development ..................................      6,667          6,096             19,848          17,987
  General and administrative ...........................      5,818          5,449             17,394          15,938
  Nonrecurring charges .................................     11,537              -             11,537               -
                                                           --------        -------           --------        --------
          Total costs and expenses .....................     56,096         42,187            142,692         127,165
                                                           --------        -------           --------        --------
Income (loss) from operations ..........................    (10,216)          (776)            (6,637)          4,290
                                                           --------        -------           --------        --------
Other income (expense):
  Interest income ......................................        977            943              2,895           2,884
  Interest expense .....................................          -             (1)                (7)             (7)
  Foreign currency gain (loss)  ........................        443             20                726            (283)
  Minority interest ....................................        172             95                468             351
  Other income (expense)  ..............................         (5)            49                 17              26
                                                           --------        -------           --------        --------
          Total other income ...........................      1,587          1,106              4,099           2,971
                                                           --------        -------           --------        --------

Income (loss) before provision for income taxes ........     (8,629)           330             (2,538)          7,261
Provision for income taxes .............................        740            112              2,811           2,469
                                                           --------        -------           --------        --------
Net income (loss) ......................................   $ (9,369)       $   218           $ (5,349)       $  4,792
                                                           ========        =======           ========        ========

Income (loss) per common share .........................   $  (0.80)       $  0.02           $  (0.44)       $   0.36
                                                           ========        =======           ========        ========

Weighted average number of  common and
  common equivalent shares outstanding .................     11,769         12,915             12,223          13,268
                                                           ========        =======           ========        ========






See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended August 31,
                                                                                    ----------------------------
                                                                                       1997              1996
                                                                                     --------          --------
Cash flows from operating activities:
  Net income (loss) ..........................................................       $ (5,349)         $  4,792
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment ..................          8,002             7,058
    Nonrecurring charges .....................................................         11,537                 -
    Amortization of capitalized software costs ...............................          1,592             1,224
    Amortization of intangible assets ........................................            201               268
    Deferred income taxes ....................................................           (260)               51
    Minority interest in subsidiary ..........................................           (468)             (351)
    Noncash compensation .....................................................             16                 2
    Changes in operating assets and liabilities:
       Accounts receivable ...................................................          3,182            11,566
       Inventories ...........................................................           (369)              464
       Other current assets ..................................................         (4,360)             (107)
       Accounts payable and accrued expenses .................................          2,796            (6,601)
       Income taxes payable ..................................................         (1,222)              215
       Deferred revenue ......................................................          4,991               399
                                                                                     --------          --------
          Total adjustments ..................................................         25,638            14,188
                                                                                     --------          --------
          Net cash provided by operating activities ..........................         20,289            18,980
                                                                                     --------          --------

Cash flows from investing activities:
  Purchases of investments available for sale ................................        (25,816)          (59,302)
  Maturities of investments available for sale ...............................         26,000            32,211
  Sales of investments available for sale ....................................         10,528            20,600
  Purchase of property and equipment .........................................         (6,212)           (7,943)
  Capitalized software costs .................................................         (1,778)           (1,844)
  Acquisition of Apptivity ...................................................         (3,847)                -
  Increase (decrease) in other noncurrent assets .............................            102              (452)
                                                                                     --------          --------
          Net cash used for investing activities .............................         (1,023)          (16,730)
                                                                                     --------          --------

Cash flows from financing activities:
  Proceeds from issuance of common stock .....................................          3,224             1,642
  Repurchase of common stock .................................................        (26,453)           (6,276)
  Contributions from minority interest .......................................            603                 -
  Payment of obligations under capital leases ................................           (116)              (49)
                                                                                     --------          --------
          Net cash used for financing activities .............................        (22,742)           (4,683)
                                                                                     --------          --------
Effect of exchange rate changes on cash ......................................           (499)             (154)
                                                                                     --------          --------

Net decrease in cash and equivalents .........................................         (3,975)           (2,587)
Cash and equivalents, beginning of period ....................................         30,872            33,465
                                                                                     --------          --------
Cash and equivalents, end of period ..........................................       $ 26,897          $ 30,878
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

2.       Acquisition and Nonrecurring Charges

         On July 15, 1997, the Company acquired all of the outstanding stock of Apptivity Corporation, a developer of Java based application development tools, for $3,847,000 in cash, $1,373,000 of assumed and other liabilities and the issuance of 395,657 shares of common stock. The acquisition has been accounted for as a purchase, and accordingly, the results of operations have been included in the Company's operating results from the date of acquisition. The allocation of the purchase price included $10,806,000 to in-process software development which was charged to operations as part of the nonrecurring charge in the third quarter of fiscal 1997. Additionally, the Company recorded a nonrecurring charge of $731,000 for the writedown of certain capitalized software costs and other intangible assets to fair value after evaluating the impact of the acquisition upon the Company's future operating plans.

3.       Income (Loss) Per Common Share

         Income (loss) per common share is computed on a fully-diluted basis using the weighted average number of common and common equivalent shares outstanding during each period presented. The weighted average number of common and common equivalent shares excludes the impact of common stock equivalents for each loss period as the impact would be antidilutive.

4.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and are comprised of product media, documentation, and packaging.

5.       Income Taxes

         The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

6.       Contingency and Litigation

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

         On April 4, 1997, Newstar Technologies Inc. commenced an action in the Ontario (Canada) Court of Justice (General Division) against the Company and its wholly owned subsidiary, Progress Software Corporation of Canada Ltd. (NEWSTAR TECHNOLOGIES INC. V. PROGRESS SOFTWARE CORPORATION OF CANADA LTD. AND PROGRESS SOFTWARE CORPORATION, No. 97-CU-121571). Newstar claimed that the Company entered into a contract with it under which Newstar was entitled to purchase the Company's software and receive product support from the Company under specific terms which differ substantially from the Company's standard terms and conditions. The purported contract cited by Newstar was prepared by Newstar and executed by a lower-level Company salesperson in the name of a Company sales executive followed by the initials of the salesperson. The Company denied the existence of a binding contract, on various grounds, including that the salesperson did not have the authority to sign the sales executive's name and that Newstar knew or should have known of that fact. On July 7, 1997 the parties participated in voluntary non-binding mediation, during which the parties reached a tentative settlement. Subsequent to the mediation session, the parties finalized the settlement pursuant to which Newstar became an Application Partner of the Company under mutually acceptable terms and conditions reasonably consistent with arrangements entered into with other Application Partners. As part of the above-mentioned settlement, Newstar has released the Company and its subsidiaries and affiliates, and their respective directors, officers, employees and agents from any and all claims arising out of any actions or matters occurring prior to the date of said release, including, but not limited to, any claims arising out of, related to or in connection with any of the matters at issue in the above-mentioned Ontario Court action.

         Naf Naf S.A. commenced an expert proceeding in the Paris Trade Court, Paris, France, against Progress Software S.A., Timeless S.A. and Digital Equipment France in May 1996. In June 1997, Naf Naf petitioned the court to add Progress Software Corporation as a party to the expert proceeding, which petition has been granted. The basis of the proceeding is alleged late availability of Progress Software products and alleged product deficiencies after delivery by Timeless to Naf Naf of such products. At this time, no specific damage claim has been formally filed under French legal proceeding rules with the court. The Company is vigorously defending itself in this proceeding and the costs of such defense are being reimbursed to the Company by the Company's insurer. The Company's insurer has agreed to reimburse such costs under a reservation of rights as to coverage. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome will have a material adverse effect on the Company's consolidated financial position or results of operations.

         The Company is also subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

7.       New Accounting Pronouncement

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15 (APB 15). Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income
         (loss) per share for the three-month and nine-month periods ended August 31, 1997 would have been ($.80) and ($.44) per share, respectively, as compared with $.02 and $.37 per share for the corresponding periods in fiscal 1996. Diluted net income per share under SFAS 128 for these periods is not expected to be materially different from primary earnings per share under APB 15. The Company plans to adopt SFAS 128 in its first quarter of fiscal 1998 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information which involves risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors, some of which are described in great detail below under the heading "Factors That May Affect Future Results," include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, which could be subject to software release delays, the growth rates of certain market segments, the positioning of the Company's products in those market segments, variations in the demand for customer service and technical support, pricing pressures and the competitive environment in the software industry, consumer use of the Internet, and the Company's ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues which the Company might face.

RESULTS OF OPERATIONS

On July 15, 1997, the Company acquired all of the outstanding stock of Apptivity Corporation (Apptivity), a developer of Java based application development tools, for $3,847,000 in cash, $1,373,000 of assumed and other liabilities and the issuance of 395,657 shares of common stock. The acquisition has been accounted for as a purchase, and accordingly, the results of operations have been included in the Company's operating results from the date of acquisition. The allocation of the purchase price included $10,806,000 to in-process software development which was charged to operations as part of the nonrecurring charge in the third quarter of fiscal 1997. Additionally, the Company recorded a nonrecurring charge of $731,000 for writedown of certain capitalized software costs and other intangible assets to fair value after evaluating the impact of the acquisition upon the Company's future operating plans.

The Company's total revenue for the third quarter of fiscal 1997 increased 11% from the total revenue for the third quarter of fiscal 1996. The Company's net income (before nonrecurring charges) increased 780% from $218,000 for the third quarter of fiscal 1996 to $1,919,000 for the third quarter of fiscal 1997. The Company's total revenue for the first nine months of 1997 increased 3% from the first nine months of 1996. The Company's net income (before nonrecurring charges) increased 24% from $4,792,000 for the first nine months of 1996 to $5,939,000 for the first nine months of 1997. After including the effect of the nonrecurring charges of $11,537,000 related to the acquisition of Apptivity, the Company recorded a net loss for the three and nine months ended August 31, 1997 of ($9,369,000) and ($5,349,000), respectively.

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

                                                     Percentage of Total Revenue                      Period-to-Period Change
                                   ------------------------------------------------------------    ------------------------------
                                   Three Months Ended August 31,   Nine Months Ended August 31,    Three Months      Nine Months
                                   -----------------------------   ----------------------------    1997 Compared    1997 Compared
                                        1997           1996            1997           1996            to 1996          to 1996
                                        ----           ----            ----           ----         -------------    -------------

Revenue:
      Software licenses ...........      49%            47%             51%            53%                14%             1%
      Maintenance and support
          services ................      51             53              49             47                  8              6
                                        ---            ---             ---            ---
   Total revenue ..................     100            100             100            100                 11              3
                                        ---            ---             ---            ---

Cost and expenses:
      Cost of software licenses ...       5              5               5              5                 11              6
      Cost of maintenance and
         support services .........      17             19              16             17                  2              2
      Sales and marketing .........      48             50              47             49                  5              -
      Product development .........      14             15              15             14                  9             10
      General and administrative ..      13             13              13             12                  7              9
      Non-recurring charges .......      25              -               9              -                  -              -
                                        ---            ---             ---            ---
   Total costs and expenses .......     122            102             105             97                 33             12
                                        ---            ---             ---            ---
Income (loss) from operations .....     (22)            (2)             (5)             3             (1,216)          (255)
                                        ---            ---             ---            ---
Other income ......................       3              2               3              3                 43             38
                                        ---            ---             ---            ---

Income (loss) before provision for
      income taxes ................     (19)             0              (2)             6             (2,715)          (135)
Provision for income taxes ........       1              0               2              2                561             14
                                        ---            ---             ---            ---
Net income (loss) .................     (20)%            0%             (4)%            4%            (4,398)%         (212)%
                                        ===            ===             ===            ===

------------------------

The Company's total revenue increased 11% from $41,411,000 in the third quarter of fiscal 1996 to $45,880,000 in the third quarter of fiscal 1997. The Company's total revenue increased 3% from $131,455,000 in the first nine months of fiscal 1996 to $136,055,000 in the first nine months of fiscal 1996. Software license revenue increased 14% from $19,658,000 in the third quarter of fiscal 1996 to $22,371,000 in the third quarter of fiscal 1997. Software license revenue increased 1% from $69,381,000 in the first nine months of fiscal 1996 to $69,987,000 in the first nine months of fiscal 1997. The increase in software license revenue in the third quarter and first nine months of fiscal 1997 as compared to the periods one year ago is due to greater sales of the Company's flagship products, PROGRESS Versions 7 and 8, and a slowdown in the rate of decline of PROGRESS Version 6. In addition, sales from WebSpeed have continued to increase since its release in the fourth quarter of fiscal 1996.

Maintenance and support services revenue increased 8% from $21,753,000 in the third quarter of fiscal 1996 to $23,509,000 in the third quarter of fiscal 1997. Maintenance and support services revenue increased 6% from $62,074,000 in the first nine months of fiscal 1996 to $66,068,000 in the first nine months of fiscal 1997. The maintenance and support services revenue increase was primarily a result of growth in the Company's installed customer base, renewal of maintenance contracts and increased consulting revenues.

Total revenue generated in markets outside North America increased from $23,811,000 in the third quarter of fiscal 1996 to $26,190,000 in the third quarter of fiscal 1997, but represented 57% of total revenue in the third quarter of fiscal 1997 as compared to 58% of total revenue in the third quarter of fiscal 1996. Total revenue generated in markets outside North America would have represented 60% of total revenue in the third quarter of fiscal 1997 if exchange rates had been constant as compared to the exchange rates in the effect in the third quarter of fiscal 1996. Total revenue generated in markets outside North America increased from $76,144,000 in the first nine months of fiscal 1996 to $79,820,000 in the first nine months of fiscal 1997 and increased as a percentage of total revenue from 58% in the first nine months of fiscal 1996 to 59% in the first nine months of fiscal 1997. Total revenue generated in markets outside North America would have represented 60% of total revenue in the first nine months of fiscal 1997 if exchange rates had been constant as compared to the exchange rates in the effect in the first nine months of fiscal 1996.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 11% from $2,011,000 in the third quarter of fiscal 1996 to $2,232,000 in the third quarter of fiscal 1997, but remained the same percentage of software license revenue in each period. Cost of software licenses increased 6% from $6,592,000 in the first nine months of fiscal 1996 to $6,969,000 in the first nine months of fiscal 1997, but remained approximately the same percentage of software license revenue in each period. The dollar increase was due to an increase in amortization of capitalized software costs and higher royalty expense. Cost of software licenses as a percentage of software license revenue can vary depending upon the relative product mix in a given period.

Cost of maintenance and support services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and support services increased 2% from $7,689,000 in the third quarter of fiscal 1996 to $7,879,000 in the third quarter of fiscal 1997, but decreased as a percentage of maintenance and support services revenue from 35% to 34%. Cost of maintenance and support services increased 2% from $21,699,000 in the first nine months of fiscal 1996 to $22,059,000 in the first nine months of 1997, but decreased as a percentage of maintenance and support services revenue from 35% to 33%. The percentage decrease was due primarily to improved margins in the North America consulting business.

Sales and marketing expenses increased 5% from $20,942,000 in the third quarter of fiscal 1996 to $21,963,000 in the third quarter of fiscal 1997, but decreased as a percentage of total revenue from 50% to 48%. Sales and marketing expenses in the first nine months of fiscal 1997 remained relatively consistent as compared to the first nine months of fiscal 1996, but decreased as a percentage of total revenue from 49% to 47%. The percentage decrease in sales and marketing expenses was primarily due to improved productivity as revenue increased at a greater rate than sales and marketing expenses during each period of fiscal 1997 as compared to fiscal 1996. Personnel related costs decreased in each period of fiscal 1997 as compared to fiscal 1996 and were offset by increased spending on various marketing programs. The Company's sales, sales support and marketing staff decreased from 494 at August 31, 1996 to 462 at August 31, 1997. The Company expects the level of the sales, sales support and marketing staff for the remainder of fiscal 1997 to be within the range which has prevailed over the past several quarters.

Product development expenses increased 9% from $6,096,000 in the third quarter of fiscal 1996 to $6,667,000 in the third quarter of fiscal 1997, but decreased as a percentage of total revenue from 15% to 14% due to higher revenue. Product development expenses increased 10% from $17,987,000 in the first nine months of fiscal 1996 to $19,848,000 in the first nine months of fiscal 1997 and increased as a percentage of total revenue from 14% to 15%. The dollar and percentage increases were due primarily to higher average personnel costs and other related costs to support continued new product development efforts. The major product development efforts in the first nine months of fiscal 1997 related to the development of the next versions of the WebSpeed and PROGRESS product lines. The product development staff increased from 200 at August 31, 1996 to 207 at August 31, 1997.

The Company capitalized $627,000 of software development costs in the third quarter of fiscal 1996 and $520,000 in the third quarter of fiscal 1997 in accordance with Statement of Financial Accounting Standards No. 86 (SFAS 86), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company capitalized $1,844,000 of software development costs in the first nine months of fiscal 1996 and $1,778,000 in the first nine months of fiscal 1997. The amounts capitalized represented 9% of total product development costs in each period presented for fiscal 1996. The amounts capitalized represented 7% and 8% in the three and nine month periods presented for fiscal 1997, respectively. The percentage decrease in capitalized software costs was due to fewer development costs qualifying for capitalization under SFAS 86 as the Company released major product upgrades for WebSpeed in the middle of third quarter of fiscal 1997 and PROGRESS at the end of the second quarter of fiscal 1997. Capitalized software costs are amortized over the estimated life of the product (four years) and amounts amortized are included in cost of software licenses for the period.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 7% from $5,449,000 in the third quarter of fiscal 1996 to $5,818,000 in the third quarter of fiscal 1997, but remained approximately the same percentage of total revenue in each period. General and administrative expenses increased 9% from $15,938,000 in the first nine months of fiscal 1996 to $17,394,000 in the first nine months of fiscal 1997 and increased as a percentage of total revenue from 12% to 13%. The dollar and percentage increases in general and administrative expenses were primarily due to higher average personnel costs and other related costs. The Company's general and administrative staff increased from 180 at August 31, 1996 to 185 at August 31, 1997.

Other income increased $481,000 from $1,106,000 in the third quarter of fiscal 1996 to $1,587,000 in the third quarter of fiscal 1997. Other income increased $1,128,000 from $2,971,000 in the first nine months of fiscal 1996 to $4,099,000 in the first nine months of fiscal 1997. The increases in each period were due primarily to foreign currency gains and increases in other income-minority interest. All revenue, costs and expenses attributable to the Company's joint venture in Japan are included in the Company's revenue, costs and expenses. To account for the fact that the Company owns only a 51% interest in the joint venture, other income (expense) reflects that portion of the joint venture's income or loss which is attributable to the 49% minority interest in the joint venture. The joint venture generated a net loss in each period presented and the Company recorded as "other income - minority interest" an amount equal to 49% of the joint venture's net loss. The foreign currency gain in each period of fiscal 1997 relates primarily to unrealized market gains on foreign currency option contracts related to the Company's hedging programs.

The Company's effective tax rate (excluding the impact of the nondeductible nonrecurring charge for in-process software developments) was 34% for each period presented for fiscal 1996 and 1997 and was based upon the estimated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $82,579,000 in cash and short-term investments at August 31, 1997. The cash and short-term investments decrease of $14,744,000 from $97,323,000 at November 30, 1996 was primarily due to common stock repurchases, property and equipment purchases and the acquisition of Apptivity offset by cash generated from operations.

The Company purchased $7,943,000 of property and equipment in the first nine months of fiscal 1996 and $6,212,000 in the first nine months of fiscal 1997. The purchases consisted primarily of computer equipment and software, furniture and fixtures, and leasehold improvements. The Company financed these purchases primarily from cash generated from operations.

In September 1996, the Board of Directors authorized, for the period October 1, 1996 through September 30, 1997, the purchase of up to 3,000,000 shares of the Company's common stock, at such times when the Company deems such purchases to be an effective use of cash, for various purposes including the issuance of shares pursuant to the Company's stock option and employee stock purchase plans. The Company purchased 723,400 shares of its common stock for $12,057,000 in the third quarter of fiscal 1997. For the first nine months of fiscal 1997, the Company has purchased 1,562,000 shares of its common stock at a cost of $26,453,000. In September 1997, the Board of Directors authorized, for the period October 1, 1997 through September 30, 1998, the purchase of up to 3,000,000 shares of the Company's common stock, at such times when the Company deems such purchases to be an effective use of cash, for various purposes including the issuance of shares pursuant to the Company's stock option and employee stock purchase plans.

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

The Company is party to various legal proceedings. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations. See Part II,
Item 1 - Legal Proceedings for further details.

The Company believes that existing cash balances together with funds generated from operations will be sufficient to finance the Company's operations and meet its foreseeable cash requirements (including planned capital expenditures, lease commitments, and other long-term obligations) through the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15 (APB 15). Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income
(loss) per share for the three-month and nine-month periods ended August 31, 1997 would have been ($.80) and ($.44) per share, respectively, as compared with $.02 and $.37 per share for the corresponding periods in fiscal 1996. Diluted net income per share under SFAS 128 for these periods is not expected to be materially different from primary earnings per share under APB 15. The Company plans to adopt SFAS 128 in its first quarter of fiscal 1998 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

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

The Company develops, markets and supports its core product line, the PROGRESS Application Development Environment, the PROGRESS RDBMS and the PROGRESS Dataserver Architecture (collectively, "PROGRESS"). In May 1997, the Company began shipping the latest major enhancement to the PROGRESS product line, PROGRESS Version 8.2. In October 1996, the Company began shipments of WebSpeed, an open development and deployment environment that enables organizations to build transaction processing applications on the Internet and corporate intranets. In July 1997, the Company began shipments of WebSpeed Version 2.0. The Company's Crescent Division develops and markets a collection of advanced tools and components to Visual Basic and Visual J++ development teams. The Crescent Division began offering these products commercially in January 1995 and has since released major enhancements to its existing line of products as well as new products. The Company acquired Apptivity Corporation in July 1997. Apptivity currently offers Apptivity Developer Version 1.0 and Apptivity Server Version 1.0.

Although the Company believes that PROGRESS, WebSpeed, Apptivity and the Crescent line of products have features and functionality which enable the Company to compete effectively with other vendors of application development products, ongoing enhancements to PROGRESS, WebSpeed, Apptivity and the Crescent line of products will be required to enable the Company to maintain its competitive position. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Delays in the release of enhancements may negatively affect results.

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

The Company hopes that WebSpeed, Apptivity and other new products will contribute positively to the Company's future results. The market for Internet transaction processing products is highly competitive and will depend in large part on the commercial acceptance of the Internet as a medium for all types of commerce. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance that the infrastructure or complementary products necessary to make the Internet a viable medium for all types of commerce will develop.

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

Approximately 50% of the Company's total revenue in the first nine months of fiscal 1997 was attributable to international sales made through international subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations which are conducted in foreign currencies, changes in the value of these foreign currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition and operating results.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On April 4, 1997, Newstar Technologies Inc. commenced an action in the Ontario (Canada) Court of Justice (General Division) against the Company and its wholly owned subsidiary, Progress Software Corporation of Canada Ltd. (NEWSTAR TECHNOLOGIES INC. V. PROGRESS SOFTWARE CORPORATION OF CANADA LTD. AND PROGRESS SOFTWARE CORPORATION, No. 97-CU-121571). Newstar claimed that the Company entered into a contract with it under which Newstar was entitled to purchase the Company's software and receive product support from the Company under specific terms which differ substantially from the Company's standard terms and conditions. The purported contract cited by Newstar was prepared by Newstar and executed by a lower-level Company salesperson in the name of a Company sales executive followed by the initials of the salesperson. The Company denied the existence of a binding contract, on various grounds, including that the salesperson did not have the authority to sign the sales executive's name and that Newstar knew or should have known of that fact. On July 7, 1997 the parties participated in voluntary non-binding mediation, during which the parties reached a tentative settlement. Subsequent to the mediation session, the parties finalized the settlement pursuant to which Newstar became an Application Partner of the Company under mutually acceptable terms and conditions reasonably consistent with arrangements entered into with other Application Partners. As part of the above-mentioned settlement, Newstar has released the Company and its subsidiaries and affiliates, and their respective directors, officers, employees and agents from any and all claims arising out of any actions or matters occurring prior to the date of said release, including, but not limited to, any claims arising out of, related to or in connection with any of the matters at issue in the above-mentioned Ontario Court action.

Naf Naf S.A. commenced an expert proceeding in the Paris Trade Court, Paris, France, against Progress Software S.A., Timeless S.A. and Digital Equipment France in May 1996. In June 1997, Naf Naf petitioned the court to add Progress Software Corporation as a party to the expert proceeding, which petition has been granted. The basis of the proceeding is alleged late availability of Progress Software products and alleged product deficiencies after delivery by Timeless to Naf Naf of such products. At this time, no specific damage claim has been formally filed under French legal proceeding rules with the court. The Company is vigorously defending itself in this proceeding and the costs of such defense are being reimbursed to the Company by the Company's insurer. The Company's insurer has agreed to reimburse such costs under a reservation of rights as to coverage. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome will have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company is also subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

    11.1 - Statement regarding computation of per share earnings 27.1 - Financial Data Schedule (EDGAR Version Only)

b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended August 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PROGRESS SOFTWARE CORPORATION
                                  (Registrant)



Dated: October 13, 1997                       /s/ Joseph W. Alsop
                                              ----------------------------------
                                              Joseph W. Alsop
                                              President and Treasurer
                                              (Principal Executive Officer)



Dated: October 13, 1997                       /s/ Norman R. Robertson
                                              ----------------------------------
                                              Norman R. Robertson
                                              Vice President, Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer)



Dated: October 13, 1997                       /s/ David H. Benton, Jr.
                                              ----------------------------------
                                              David H. Benton, Jr.
                                              Corporate Controller
                                              (Principal Accounting Officer)