Form 10-K
period 1997-11-30
PROGRESS SOFTWARE CORP /MA
filed 1998-02-20
CIK 876167

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(Mark One)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the Fiscal year ended November 30, 1997

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transaction Period From      To

                         Commission file number 0-19417

                         PROGRESS SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                   04-2746201
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
              or organization)
                                        14 OAK PARK
                                BEDFORD, MASSACHUSETTS 01730
                          (Address of principal executive offices)
                              TELEPHONE NUMBER: (781)280-4000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                Common Stock, $.01 par value
                                    TITLE OF EACH CLASS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

Yes  X                                                                   No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 6, 1998, there were 11,427,480 shares outstanding of the registrant's common stock, $.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $174,742,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended November 30, 1997 are incorporated by reference into Parts I and II.

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1998 are incorporated by reference into
Part III.
================================================================================

                                     PART I

CAUTIONARY STATEMENTS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information which involves risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors, some of which are described in greater detail in the 1997 Annual Report to Shareholders under the heading "Factors That May Affect Future Results," include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, which could be subject to software release delays, the growth rates of certain market segments, the positioning of the Company's products in those market segments, variations in the demand for customer service and technical support, pricing pressures and the competitive environment in the software industry, consumer use of the Internet, and the Company's ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues which the Company might face.

ITEM 1.  BUSINESS

     Progress Software Corporation ("PSC" or the "Company") is a supplier of application development and deployment technology and support services to business, industry and government worldwide. Application development is the creation, deployment and ongoing enhancement of computer software to support business strategy and operations. The Company's products and services are designed to improve application quality and development productivity by simplifying and accelerating the creation, deployment and enhancement of applications. The Company's principal product line, marketed as PROGRESS!!REG MARK!!, consists of the PROGRESS Application Development Environment ("ADE"), PROGRESS AppServer, PROGRESS DataServers and the PROGRESS Relational Database Management System ("RDBMS"). PROGRESS is an integrated, component-based visual development environment for building and deploying multi-tier, enterprise-class business applications. Additionally, PSC supplies Apptivity(TM), for developing distributed, multi-tier Java-based business applications; ProtoSpeed(TM), an error detecting and debugging tool; and WebSpeed(TM), a product for creating Internet Transaction Processing ("ITP") applications. The Company also develops and markets add-on application development tools for Microsoft's Visual Basic and Visual J++ through its Crescent Division. The Company's products provide capabilities for accelerating the development of high-functionality business applications that are portable, scalable and reconfigurable across a range of Internet, intranet, client/server and host-terminal computing environments.

     In order to better serve the Company's installed customer base and facilitate marketing to new customers, the Company has created three product units. These product units will consist of integrated teams of development, product management and product marketing groups and will utilize the resources of the functional organizations of worldwide sales, corporate marketing, professional services, technical support and finance and administration. The Core Products unit includes the PROGRESS and Webspeed product lines. The Apptivity Product Unit is focused on the development of Java-based business applications and includes the Apptivity product line. The Internet Software Quality Products ("ISQP") unit includes the ProtoSpeed product line and the Crescent Division.

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

        - Rapid Application Development. The Company's development tools and technologies are designed to be easy-to-use, intuitive, highly visual and component-based. This allows the Company's products and services to improve the productivity of developers in creating and maintaining complex applications.

        - Portability for Developers and End-Users. The Company designs its products to operate across a broad range of midrange systems, workstations and PCs. The Company believes that application developers need the flexibility to deploy their applications across hardware, operating system platforms, databases and user interfaces that may be different from those on which their applications are originally developed. In addition, end-users need the flexibility to continue to use applications with minimal re-programming, even as they modify or upgrade their computing environments.

        - Application Deployment Flexibility. As business requirements evolve, the Company is planning its future product development direction in order that customers can take advantage of emerging technologies and standards. This means that customers can migrate their existing applications and adapt to new trends in business computing, such as ITP and Java. The Company's products allow deployment across all major computing configurations: host-terminal, client/server and Internet. The PROGRESS AppServer and Apptivity provide "n-tier" computing support in order to improve application performance. The Company's products operate across heterogeneous networks using a variety of communication protocols, and PROGRESS-based applications can access data stored in both PROGRESS and non-PROGRESS databases.

        - Balanced Distribution. PSC chose at an early stage to implement both direct and indirect channels of distribution to broaden its geographic reach, accelerate its sales expansion and leverage its sales force. The Company sells to value-added resellers (which the Company refers to as Application Partners) and to the Information Technology ("IT") departments of corporations and government agencies. Application Partners develop end-user applications for resale, and both IT customers and Application Partners generally license additional deployment copies of the Company's products to run applications. In addition, the Company launched the Apptivity Partner Program in October 1997 in order to promote sales of its Apptivity line of Java-based business application development tools. The Apptivity Partner Program represents the first time that PSC has created a program to market its products through the pure reseller channel. To minimize channel conflict, PSC neither develops application software for distribution nor plans to do so in the future.

        - Recurring Revenue. The Company's distribution and pricing strategies are intended to generate recurring revenue. The sale of a development system can lead to follow-on sales as Application Partners license additional copies of the Company's development and deployment products upon successful distribution of their applications, or as end-users deploy such applications or upgrade their systems.

        - Worldwide Market. PSC has emphasized international sales through its subsidiaries and a network of independent distributors. Approximately 59% of the Company's revenue was derived from customers outside of North America in fiscal 1997.

        - Customer Service. PSC has made a strategic commitment to customer service. The Company believes that rapid changes in technology require not only continuous product enhancement but also a strong customer service effort to encourage product usage and maintain customer satisfaction. The Company provides a variety of technical support and service options under its annual maintenance agreements, including an option for 24 hour, 7 day a week service. The Company also offers an extensive selection of training courses and on-site consulting services.

        - "Buy, Build, Both". A major challenge for the software industry is to unite the economical price, reliability and immediate benefit of packaged software applications with the tailored fit of custom solutions. Purchasing a packaged application provides standard functionality that can be used quickly and economically with little or no development time. Building an in-house application results in a solution that offers a competitive business advantage, but typically involves long development cycles. By combining both packaged and customized solutions, IT departments can deliver flexible, business-driven applications more quickly and productively. The Company's products and services, in conjunction with solutions from its Application Partners, are designed to give IT departments that flexibility and competitive advantage.

  PROGRESS PRODUCT LINE

     The Company's core product line consists of the PROGRESS ADE, the PROGRESS RDBMS, the PROGRESS AppServer and the PROGRESS DataServer Architecture. Applications developed in PROGRESS are reconfigurable between character-based and graphical interfaces, as well as between client/server and host-based computing systems. PROGRESS provides a high degree of portability across a wide range of computing environments while affording developers the flexibility to build applications on a range of database management products.

     In June, 1997 the Company began shipping PROGRESS Version 8.2, the latest release of the Company's flagship application development and deployment environment. Version 8.2 is designed to let developers build and deploy highly scalable transaction processing applications cost-effectively, by enabling them to exploit the full range and power of the 32-bit Windows platform for additional deployment options and faster compile times; to leverage a wide range of ActiveX controls, greatly increasing user-interface flexibility; to integrate with other ActiveX-based applications using Object Linking and Embedding ("OLE") Automation for application interoperability and; to take advantage of enhanced PROGRESS database functionality for added performance and maintainability.

     Customers may license bundled packages or stand-alone products. The Company's pricing structure is generally based on the number of concurrent users, regardless of the platform and operating system. Prices for the Company's principal ADE package, which is marketed as ProVision, range from $2,600 to $3,600 per user depending on the total number of users. Prices for similar user counts for the PROGRESS RDBMS and for DataServers enabling access to non-PROGRESS data managers range from $155 to $1,200 per user.

  PROGRESS ADE

     The PROGRESS ADE is a programming environment that provides developers with a "visual road map" for developing and deploying complex enterprise applications that are scalable, portable and re-configurable across heterogeneous client/server and host-based environments. Within the PROGRESS ADE is a set of integrated, graphical development tools that support a range of development approaches, including structured, procedural, event-driven and object approaches. High-performance applications can be visually assembled using reusable application components known as PROGRESS SmartObjects. The principal components of the PROGRESS ADE are as follows:

     PROGRESS SmartObjects are a collection of reusable business components that enable developers to fabricate and assemble application components into fully functional applications. Working within a graphical programming environment, developers can build scalable and portable enterprise-class applications by using the PROGRESS SmartObjects templates included in the PROGRESS starter set and/or by customizing their own reusable code. The PROGRESS starter set includes the SmartView, SmartBrowse, SmartQuery, SmartFrame, SmartWindow, SmartPanel, SmartDialog and SmartFolder templates, representing the most common visual, interactive and data management functions of complex transaction-based client/server applications.

     The PROGRESS ADE is based on the PROGRESS 4GL and an extensive Data Dictionary, which enables developers to address mission-critical application requirements. In addition, the PROGRESS ADE gives developers the flexibility to control application interfaces, processing logic and data management components required to complete mission-critical systems. The principal components of the PROGRESS ADE are as follows:

        - User Interface Builder--The PROGRESS User Interface Builder ("UIB") is the central tool for rapidly creating and maintaining complex applications. The UIB provides point-and-click functionality, a fully customizable object palette, automatic linking of components, and complete control of application interaction with end users. Within the PROGRESS UIB, developers are able to create and customize their own SmartObjects.

        - PROGRESS 4GL--The PROGRESS 4GL is a high-level application development language that runs throughout the entire toolset in the PROGRESS ADE. It is an efficient and robust development language for prototyping, developing and modifying solutions.

        - Data Dictionary--The PROGRESS Data Dictionary is a central repository for all information (regardless of where it is stored) that describes the application data, including database definitions, application defaults and business rules. When building, updating and distributing new application components, the Data Dictionary defaults and definition inheritances are automatically and transparently applied.

        - Integration of Third-party Development Tools--The PROGRESS ADE promotes the integration of value-added solutions from third-party tool providers who offer capabilities that complement, enhance and extend PROGRESS as part of an overall application development strategy. Products from these tool vendors range from application design, analysis, modeling, repository and testing systems to prototyping, methodology, process management and project management.

        - On-Line Help--The PROGRESS On-Line Help system allows developers to build their own Help interface using popular word processors or desktop publishing systems to document their system, and run it without modification across all PROGRESS-supported environments.

        - Procedure Editor--The Procedure Editor is a full-function code editing tool that allows developers to write, edit, compile and run PROGRESS 4GL application components. The Procedure Editor provides a full range of editing features including cut-and-paste and search-and-replace, which allow developers to make large-scale changes to several different programs.

        - Application Debugger--The Application Debugger is an interactive utility that allows developers to control and monitor the execution of PROGRESS procedures. The Debugger enables developers to find and fix data and logic errors, modify any procedure code, and display or update information about the procedure running without having to modify procedure code.

        - Translation Manager--Translation Manager is a GUI tool set for creating and delivering multilingual versions of a PROGRESS application without having to modify the original source code. This tool enables a project manager to define and provide consistent business context translations of the application interface into multiple languages. The tool provides the translator with a visual context for translating the user-interface components of the application.

  PROGRESS RDBMS

     PROGRESS RDBMS is a fully-featured relational SQL-compliant database management system that runs on most UNIX, PC and PC LAN operating systems. The PROGRESS RDBMS offers the advantage of scalability through the use of a multi-threaded, multiple server architecture that runs efficiently on small and large single-processor computers, multiple-processor computers and distributed networks of server and client computers. The PROGRESS RDBMS permits simultaneous, distributed multi-user access by providing flexible record-level locking control, query optimization strategies, two-phase database commits, on-line backup, automatic crash recovery and other features intended to protect data integrity. These features make the PROGRESS RDBMS well-suited for high-volume transaction processing applications. The PROGRESS RDBMS is designed to be easy to install, maintain and administer. The PROGRESS database products include Personal Database for stand alone users, Workgroup Database Server for workgroups or departments of up to 49 concurrent users, and Enterprise Database Server for large numbers of users and symmetric multi-processing (SMP) environments.

  PROGRESS APPSERVER

     The PROGRESS AppServer delivers application partitioning or "n-tier" computing support to provide improved application performance in networked environments. In traditional client/server applications, the user interface and business logic execute on the client machine. As business logic is executed, database records are accessed on the server and individually sent over the network back to the client for processing. The network can quickly become a bottleneck when processing complex queries involving the transmission of large record sets, or as networked users are added. The PROGRESS AppServer is intended to deliver a range of benefits in the deployment of distributed applications. Such applications execute significantly faster with the PROGRESS AppServer, as the business logic is typically deployed and executed on a UNIX, OpenVMS or Windows NT server. Network traffic between client and server is reduced as only result sets from server-based processing are returned to the client. PROGRESS AppServers can be re-used unmodified across any number of servers and can connect other PROGRESS AppServers in a peer-to-peer relationship. PROGRESS AppServers also introduce a level of separation between users and the database for enhanced security and data integrity.

  PROGRESS DATASERVERS

     PROGRESS-based applications have access to a wide range of data sources through the PROGRESS DataServer Architecture. The DataServer Architecture consists of a set of data integration services and interfaces that allow developers to use the PROGRESS ADE tools to write database-independent applications. The architecture is designed to make any supported database appear to be completely integrated into the PROGRESS ADE. This allows PROGRESS applications to efficiently read from and write to a variety of databases and file systems, including the PROGRESS RDBMS. Whether the data manager is relational, indexed flat-file or object-oriented, the DataServer generates native calls to the data manager.

     PROGRESS DataServers provide for database independence, data integration and data migration. The Company currently offers DataServers for the following database and file managers: Oracle, RMS, Microsoft SQL Server, C-ISAM, DB2/400 and ODBC.

  PROGRESS/400

     PROGRESS/400 is a version of the Company's application development environment for the IBM AS/400 product line. PROGRESS/400 is an integrated client/server solution for commercial transaction processing applications on the AS/400. PROGRESS/400 also permits developers to program and test code independent of an AS/400. The PROGRESS/400 DataServer supports native access to the DB2/400 database and optimized communication to local and remote clients. The PROGRESS/400 DataServer allows PROGRESS-based applications to access and update any DB2/400-based data, while coexisting with non-PROGRESS applications.

  WEBSPEED PRODUCT LINE

     WebSpeed is a comprehensive environment for developing and deploying database-independent, high-volume transaction processing applications over the Internet, extranets and corporate intranets. WebSpeed enables companies to create a direct link between customers and suppliers, resulting in more efficient and timely access to corporate databases for transaction-intensive applications like order entry, customer service, claims processing and inventory control. The current products in the WebSpeed product line are WebSpeed Workshop and WebSpeed Transaction Server.

  WEBSPEED WORKSHOP

     WebSpeed Workshop delivers a powerful toolset for building WebSpeed's scalable, transaction-based applications. Featuring an open architecture, it supports most popular Web authoring tools (HTML 3.2, Java and JavaScript) for building an application's user interface. The Workshop's 4GL is then used to create the business logic and data access portions of the application. WebSpeed Workshop includes easy-to-use Web-centric development tools that let developers write code, check syntax, compile and run applications through an intuitive browser interface. WebSpeed Workshop includes SpeedScript, a high-level, server-side scripting language that enables developers to prototype, develop and maintain re-usable application business logic. Scripting Lab enables developers to test code fragments before adding them to the application.

  WEBSPEED TRANSACTION SERVER

     The WebSpeed Transaction Server delivers a robust transaction-processing environment over the Internet and on corporate intranets. The Transaction Server supports access to and updating of multiple databases and also protects the data integrity of transactions - even if Internet connections are interrupted. The WebSpeed Transaction Server lets developers integrate leading Web servers, security solutions and databases. The WebSpeed Transaction Server is compatible with any ISAPI, NSAPI or CGI-compliant Web server. The Transaction Server includes a Transaction Broker component that manages a pool of Transaction Agents and maintains status information for efficient dispatch of Web requests. It eliminates the overhead of starting a new agent for each user request and increases the agent pool size as required. The Transaction Agent executes Web objects, performs database transactions and dynamically merges data into HTML format to deliver real-time data access over the Web. Transaction Agents provide full support for multi-page Web transactions by executing stateless, state-aware and state-persistent Web objects.

  APPTIVITY PRODUCT LINE

     Apptivity visual tools include a component-based form designer, multiple productivity Wizards and a distributed debugger to concurrently build both the client and server tiers of a distributed Java database application. The Apptivity architecture is designed to facilitate deploying and maintaining multi-tier applications. Load balancing is supported across multi-threaded, scalable Apptivity Servers - enabling the high availability of middle-tier resources to handle large numbers of users. Business logic is partitioned between client and server such that it can be updated centrally. Apptivity generates 100% Java code. Apptivity's standards-based architecture enables developers to deliver interactive applications to virtually any user connected to a Web platform (Internet, intranet, extranet). Apptivity features a class library that provides extensive functionality and flexibility and ensures a uniform look and feel regardless of the platform or browser on which the application is running. The initial products in the Apptivity product line are as follows:

  APPTIVITY DEVELOPER

     Apptivity Developer provides tools needed to develop, test and maintain Java-based business applications. Apptivity Developer is comprised of visual, component-based tools that generate 100% Java business logic. Apptivity Developer includes Common Object Request Broker Architecture ("CORBA") productivity tools to allow integration of CORBA-compliant components in a distributed Apptivity application. Flexible deployment options allow applications to run stand-alone or from a Web browser supporting both 1.02 and
1.1 versions of the Java development kit. The visual SQL query editor eliminates the need to know SQL to build queries against a database.

  APPTIVITY SERVER

     Apptivity Server manages sessions, executes Java application logic and handles database access to leading corporate databases from Oracle, Sybase, Informix, IBM, Microsoft as well as PSC. The load balancing option of Apptivity Server manages connections across multiple servers, increasing application scalability. Apptivity Server includes Apptivity Manager which provides a visual environment to specify runtime settings related to load balancing, license management and concurrent usage as well as to monitor real-time information as applications are running.

PROTOSPEED

     ProtoSpeed is an Internet protocol debugger. ProtoSpeed goes beyond traditional debugging capabilities by providing the ability to examine distributed objects from any location on the network. This simplifies distributed debugging by enabling developers to debug multiple objects: local and remote, running in the browser, outside the browser, or on the server. ProtoSpeed also provides Internet protocol debugging capabilities, giving developers the ability to set breakpoints and modify and record multiple protocol streams in real-time.

     ProtoSpeed offers developers the flexibility to keep pace with changing Internet technology. Using a standard publish/subscribe mechanism, ProtoSpeed's network event manager allows developers to build customized features such as providing event triggers for specific conditions or allowing other applications to access the data stream. ProtoSpeed gives developers control over the application by offering either passive or active debugging modes. Passive mode allows streaming and capturing data over a port, while active mode offers setting watch, breakpoint and filtering.

CRESCENT DIVISION PRODUCTS

     The Crescent Division of the Company provides advanced client/server tools and components to Visual Basic and Visual J++ development teams. The Crescent Division's strategy in the workgroup/departmental tools market complements Visual Basic and Visual J++ by offering an integrated suite of add-on tools and components that enable professional developers to make client/server business application development easy and intuitive. The major products offered by the Crescent Division are as follows:

  CRESCENT INTERNET TOOLPAK

     Internet ToolPak provides event-driven, Internet-enabled tools to meet the needs of Visual Basic developers building applications in both 16- and 32-bit environments. The Crescent Internet ToolPak suite, including a set of sixteen ActiveX controls, a Telnet form and an Internet mail "Wizard", manages Visual Basic developers' Internet protocol needs and enables them to create sophisticated Internet-enabled applications with a minimum of coding.

  QUICKPAK VB/J++

     QuickPak VB/J++ utilizes the power of the latest advances in ActiveX component techniques to improve user productivity. QuickPak VB/J++ consists of libraries of ActiveX components designed to simplify some of the most demanding programming tasks. These libraries contain hundreds of commonly used functions, including string and array handling, keyboard routines and system configuration. QuickPak VB/J++ also includes routines developed specifically for the Internet, such as Internet Information Server and Internet Core Messaging Protocol.

  PDQCOMM

     PDQComm provides tools to develop robust serial communications applications in the Visual Basic environment. PDQComm provides simplified file transfers and advanced terminal emulation as well as support for TAPI.

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

     The Company intends to focus its principal future product development efforts on developing new products and updating existing products in order to realize the Company's vision of the expected direction of application development technology - which the Company describes as Universal Application Architecture

("UAA"). UAA is a standards-based approach to application development and deployment technology that relies on server-centric performance and maintainability, component-based modularity and standards-based interoperability and integration.

     In the server-centric UAA model, the business logic of an application resides primarily on the server, accessed by users with thin clients or Web browsers. Application code that is more suitable for client side execution, such as user interface logic, data entry validation, and the like, is distributed as needed to the client but managed by the server. Component-based modularity is an application development technique derived from object-oriented programming in which applications are built as encapsulated blocks of logic. This enables client/server applications to be rewritten into other languages, such as Java, in incremental steps, easing the transition to next-generation architectures. Standards-based interoperability facilitates communication between business application logic and a variety of clients and a variety of data sources. Business applications developed within this framework will include the messaging standards of CORBA, a standard that enables software programs written in any programming language to communicate with each other and execute on any platform.

     The Company is planning on releasing the next generation of its core application development and deployment products (PROGRESS and WebSpeed) with an application server engine to be called Open AppServer. This product is evolving from the PROGRESS AppServer and WebSpeed Transaction Server and will provide a Universal External Interface that allows 4GL application logic executing within the Open AppServer to operate with any client and with any data source. Subsequent releases of Open AppServer are expected to fully support CORBA. The Company plans for the next release of the PROGRESS RDBMS to support the latest SQL, ODBC and JDBC standards, Java stored procedures and Java triggers.

     The Company plans for the next release of Apptivity to support UAA by providing a complete CORBA-based AppServer for integrating with any client, application or service, and any data source accessible within a CORBA messaging infrastructure. The Company plans to enhance its Apptivity development tools to include HTML capabilities and compatibility with Open AppServer.

     The ISQP unit plans to focus future enhancements and new products on database or data source error detection and performance. The Company is also seeking to strengthen its product mix through strategic alliances with other application development tools vendors and similar companies.

     The Company's product development staff consisted of 199 employees as of November 30, 1997. Product development is primarily conducted at the Company's offices in Bedford, Massachusetts, Newark, California and Nashua, New Hampshire. Limited work related to product localization may also be performed at the Company's international subsidiaries.

     In fiscal years 1997, 1996 and 1995, the Company spent $28,855,000, $26,413,000 and $26,872,000, respectively, on product development, of which $1,864,000, $2,462,000 and $2,697,000, respectively, were capitalized in those years. The Company believes that the experience and depth of its product development staff are important factors in the Company's success.

CUSTOMERS

     The Company markets its products worldwide to Application Partners and IT departments of corporations and government agencies. No single customer has accounted for more than 10% of the Company's total revenue in any of its last three fiscal years.

     Application Partners. PSC's Application Partners provide the Company with broad market coverage, offer an extensive library of commercial applications and are a source of follow-on revenue. PSC publishes Application Catalogs and includes Application Partners in trade shows and other marketing programs. PSC also has kept entry costs for Application Partners low to encourage a wide variety of Application Partners to build applications. An Application Partner typically takes 6 to 24 months to develop an application. Although many of the Company's Application Partners have developed successful applications and have large installed customer bases, others are engaged in earlier stages of product development and marketing and may not contribute follow-on revenue to PSC for some time, if at all. However, if an Application Partner succeeds in marketing its applications, the Company obtains follow-on revenue as the Application Partner licenses copies of the Company's deployment products to permit its application to be installed and used by customers.

     IT Departments. PSC licenses its products to IT departments of corporations, government agencies and other organizations to build complex applications. Large IT departments that purchase Application Partner applications typically also purchase the Company's development tools to supplement their internal application development. Like Application Partners, IT customers may also license deployment products to install applications at additional user sites.

     Apptivity Resellers. In October 1997, the Company initiated the Apptivity Partner Program, a new reseller program designed to promote sales of its Apptivity line of Java business application development tools. While the Company has a long-standing Application Partner Program for its core products, the Apptivity Partner Program represents the first time that PSC has marketed its products through the pure reseller channel. The Apptivity Partner Program offers various levels of participation, with graded levels of competitive discounts. Resellers will purchase directly from PSC in order to eliminate potential channel conflicts. The Company provides technical and marketing assistance and is seeking to partner with a limited number of resellers in each major market.

SALES AND MARKETING

     The Company sells PROGRESS, WebSpeed and related products through its direct sales force in the United States and in over 20 other countries and through independent distributors in over 30 countries outside North America. The sales organization is organized into the following regions: North America; Europe, Middle East and Africa ("EMEA"); Asia Pacific; Latin America; and Japan. The Company believes that its network of subsidiaries allows it to maintain direct contact with and better support its customers and to control its international distribution. The Company's international subsidiaries provide focused local marketing efforts and are better able to directly respond to changes in local conditions. Financial information relating to business segment and international operations is detailed in Note 10 of Notes to Consolidated Financial Statements on page 41 in the 1997 Annual Report to Shareholders and is incorporated herein by reference.

     Sales personnel are responsible for developing new Application Partner and IT accounts, assisting Application Partners in closing major accounts and servicing existing customers. The Company actively seeks to avoid conflict between the sales efforts of its Application Partners and the Company's own sales efforts. In addition, the Company has dedicated sales personnel focused on developing the Apptivity Partner Program.

     PSC uses its telephone sales and sales administration groups to enhance its direct sales efforts and to generate new business and follow-on business from existing customers. These groups may provide evaluation copies to Application Partners or IT organizations to help qualify them as prospective customers, and may also sell additional development and deployment products to existing customers.

     The Company's marketing department conducts extensive marketing programs designed to ensure a stream of market-ready products, raise general awareness of PSC, generate leads for the PSC sales organization and promote the Company's various product lines. These programs include public relations, direct mail, participation in trade shows, advertising and production of collateral literature. The Company utilizes the "Powered by Progress" branding program in order to raise awareness of its products and their capabilities in the enterprise application development market. The Company sponsored a single worldwide user conference in the United States in 1997 and is planning to hold user conferences in the United States, Europe and Australia in 1998.

CUSTOMER SUPPORT

     The Company's technical support staff provides telephone support to application developers and end-users using a computerized call tracking and problem reporting system. PSC also provides custom software development, consulting services and training throughout the world. The Company's software licenses generally are perpetual licenses. Customers may also purchase an annual maintenance service entitling them to software updates, technical support and technical bulletins. The annual fee for maintenance is generally 15% to 20% of the current list price of the product to be maintained; first year maintenance is not included with the Company's products and is purchased separately. The Company provides technical support to customers primarily through its technical support centers in Bedford, Massachusetts, Rotterdam, The Netherlands and Melbourne, Australia. Some local support is also provided by international subsidiaries in their own countries.

     The Company's professional services organization (education and consulting) deliver a total business solution for customers through a combination of products, consulting and education. The Company's worldwide consulting organization is well-positioned to meet customers' needs by helping to implement PROGRESS-, WebSpeed- or Apptivity-based applications. The Company's consulting organization also provides services to Web-enable existing applications or take advantage of the capabilities of new product releases. The Company's consulting organization also provides assistance with project management, custom development, programming, application implementation, Internet services, migration services and other services.

     Consulting and training services for customers outside North America are provided by personnel at the Company's international subsidiaries and distributors. Revenue from maintenance and services was 49%, 47% and 38% of total revenue for fiscal years 1997, 1996 and 1995, respectively.

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

     The Company competes with a number of entities, principally application development tools vendors such as Borland International Inc., Forte Software Inc., Powersoft Corporation, a subsidiary of Sybase, Inc., and Uniface, a division of Compuware Corporation, and relational database vendors offering tools in conjunction with their database systems such as CA Ingres, a subsidiary of Computer Associates International, Inc., Informix Corporation, Microsoft Corporation, Oracle Corporation and Sybase, Inc. The Company believes that the database market is currently dominated by Oracle, Informix and Sybase, and that there is no dominant application development tools vendor. Some of these competitors have greater financial, marketing or technical resources than the Company and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than can the Company. Increased competition could make it more difficult for the Company to maintain its market presence.

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

     The Company seeks to protect the source code of its products as a trade secret and as an unpublished copyrighted work. The Company does not believe that patent laws are a significant source of protection for the Company's products. Where possible, the Company seeks to obtain protection of the names "PROGRESS", "WebSpeed", "Apptivity" and "ProtoSpeed" through trademark registration and other similar procedures.

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

EMPLOYEES

     As of November 30, 1997, the Company had 1,090 employees worldwide, including 454 in sales and marketing, 257 in customer support (including manufacturing and distribution), 199 in product development and 180 in administration. The competition in recruiting skilled technical personnel in the computer software industry is intense. The Company believes that its ability to attract and retain qualified employees is an important factor in its growth and development, and that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to effectively conduct its business. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relations with employees are good.

     The Company has adopted policies with regard to issuance of stock options and payment of cash bonuses and contributions to retirement plans in years in which the Company has met or exceeded its financial plan. These policies are designed to minimize employee turnover, although there can be no assurance that such policies will be successful.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

NAME                            AGE  POSITION
----                            ---  --------

Joseph W. Alsop...............  52   President, Treasurer and Director
Jennifer J. Bergantino........  38   Vice President, Marketing and Strategic
                                       Planning
David G. Ireland..............  51   Vice President, Core Products and Services
Richard D. Reidy..............  38   Vice President, Product Development
Norman R. Robertson...........  49   Vice President, Finance and Administration
                                       and Chief Financial Officer
David P. Vesty................  45   Vice President, Worldwide Sales


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

     Mr. Ireland joined the Company in September 1997 as Vice President, Core Products and Services. From 1994 to 1997, Mr. Ireland was employed by Marcam Corporation, a computer software company, as a Vice President and General Manager. From 1992 to 1994, Mr. Ireland was employed by Cognos Inc., a computer software company, as Senior Vice President, Powerhouse Products.

     Mr. Reidy was elected Vice President, Development Tools in July 1996 and was elected Vice President, Product Development in July 1997. From 1993 to 1996, Mr. Reidy held various management positions within the product development organization of the Company. Mr. Reidy joined the Company in June 1985.

     Mr. Robertson joined the Company in May 1996 as Vice President, Finance and Chief Financial Officer and was elected Vice President, Finance and Administration and Chief Financial Officer in December 1997. From 1993 to 1996 he was employed by M/A-COM, Inc., a telecommunications company, as Director of Finance and Administration. From 1990 to 1993 he was employed by Progressive Technologies, Inc., a semiconductor company, as Chief Financial Officer.

     Mr. Vesty was elected Vice President, International Operations in June 1989 and was elected Vice President, Worldwide Sales in December 1996. Mr. Vesty joined the Company in June 1986.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales, support, marketing and product development facility is located in a single leased building of approximately 165,000 square feet in Bedford, Massachusetts. The Company leases approximately 58,000 square feet in Wilmington, Massachusetts and maintains its manufacturing and distribution operations at this location. The Company leases approximately 33,000 square feet in Nashua, New Hampshire and maintains a product development facility at this location. In addition, the Company maintains offices in 16 other locations in North America and 29 offices outside North America. The Bedford lease expires in August 1999 and has a three-year renewal option. The terms of all other leases generally range from one to seven years. The Company believes that its present and proposed facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

     Naf Naf S.A. commenced an expert proceeding in the Paris Trade Court, Paris, France against Progress Software S.A., Timeless S.A. and Digital Equipment France in May 1996. In June 1997, Naf Naf petitioned the court to add Progress Software Corporation as a party to the expert proceeding, which petition has been granted. The basis of the proceeding is alleged late availability of products from Progress Software and alleged product deficiencies after delivery by Timeless to Naf Naf of such products. At this time, no specific damage claim has been formally filed under French legal proceeding rules with the Paris Trade Court. The Company is vigorously defending itself in this proceeding and the costs of such defense are being reimbursed to the Company by the Company's insurer. The Company's insurer has agreed to reimburse such costs under a reservation of rights as to coverage. While the outcome of this claim cannot be predicted with certainty, management does not believe that the outcome will have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company is also subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended November 30, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information appearing under the caption "Market for Registrant's Common Equity and Related Shareholder Matters" on page 43 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information appearing under the caption "Selected Consolidated Financial Data" on page 22 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 to 29 of the 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, related notes and independent auditors' report appearing on pages 30 to 42 of the 1997 Annual Report to Shareholders and the information appearing under the caption "Selected Quarterly Financial Data" on page 43 of the 1997 Annual Report to Shareholders are incorporated herein by reference.

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

     The information regarding directors set forth under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1997, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1997, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Holders and Management" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1997, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1997, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS

     The following financial statements are included in the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference:

    Consolidated Balance Sheets as of November 30, 1997 and 1996

     Consolidated Statements of Operations for the years ended November 30, 1997, 1996, and 1995

     Consolidated Statements of Shareholders' Equity for the years ended November 30, 1997, 1996, and 1995

     Consolidated Statements of Cash Flows for the years ended November 30, 1997, 1996, and 1995

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

     Supplemental Financial Data not covered by the Independent Auditors'
    Report:

     Selected Quarterly Financial Data

(b) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended November 30, 1997.

(c) EXHIBITS

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

3.1       Restated Articles of Organization of the Company
3.1.1     Articles of Amendment to Restated Articles of Organization of the Company(1)
3.1.2     Articles of Amendment to Restated Articles of Organization of the Company
3.2       By-Laws of the Company, as amended and restated(2)
4.1       Specimen certificate for the Common Stock of the Company(3)
10.2      Form of User Agreement, as amended(4)
10.3      Form of Application Partner Agreement(5)
10.4      Form of End User Product License Agreement(6)
10.5      Form of Authorized International Distributor Agreement(7)
10.6      1984 Incentive Stock Option Plan, with amendments(8)
10.7      Amended and Restated 1984 Incentive Stock Option Plan(9)
10.8      1991 Employee Stock Purchase Plan, as amended(10)
10.9      Progress Software Corporation 401(k) Plan and Trust(11)
10.11     Progress Software Corporation 401(k) Plan with Fidelity Institutional Retirement
          Services Company(12)
10.12     1992 Incentive and Nonqualified Stock Option Plan(13)

10.15 First Amended and Restated Lease dated August 11, 1994 between the Company and the Equitable Life Assurance Company of the United States(14)

10.16     1994 Stock Incentive Plan(15)

10.17     1993 Directors' Stock Option Plan(16)

10.18     1997 Stock Incentive Plan(17)

11.1      Statement re computation of per share earnings

13.1 1997 Annual Report to Shareholders (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K)

21.1      List of Subsidiaries of the Registrant

23.1      Consent of Deloitte & Touche LLP

27.1      Financial Data Schedule (EDGAR version only)


---------------

 (1) Incorporated by reference to Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

 (2) Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 31, 1991.

 (3) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

 (4) Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

 (5) Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

 (6) Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

 (7) Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1993.

 (8) Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

 (9) Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

(10) Incorporated by reference to Exhibit 28.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1991.

(11) Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

(12) Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

(13) Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(14) Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(15) Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(16) Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(17) Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997

(D) FINANCIAL STATEMENT SCHEDULES

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bedford, Commonwealth of Massachusetts on the 19th day of February, 1998.

                                          PROGRESS SOFTWARE CORPORATION

                                          By:      /s/ JOSEPH W. ALSOP
                                            ------------------------------------
                                                      Joseph W. Alsop,
                                                  President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                      DATE
------------------------------------------  ------------------------------  -------------------
           /s/ JOSEPH W. ALSOP              President, Treasurer and        February 19, 1998
------------------------------------------    Director (Principal
             Joseph W. Alsop                  Executive Officer)

         /s/ NORMAN R. ROBERTSON            Vice President, Finance and     February 19, 1998
------------------------------------------    Administration and Chief
           Norman R. Robertson                Financial Officer (Principal
                                              Financial Officer)

         /s/ DAVID H. BENTON, JR.           Corporate Controller            February 19, 1998
------------------------------------------    (Principal Accounting
           David H. Benton, Jr.               Officer)

           /s/ LARRY R. HARRIS              Director                        February 19, 1998
------------------------------------------
             Larry R. Harris

         /s/ ROBERT J. LEPKOWSKI            Director                        February 19, 1998
------------------------------------------
           Robert J. Lepkowski

           /s/ MICHAEL L. MARK              Director                        February 19, 1998
------------------------------------------
             Michael L. Mark

           /s/ ARTHUR J. MARKS              Director                        February 19, 1998
------------------------------------------
             Arthur J. Marks

             /s/ AMRAM RASIEL               Director                        February 19, 1998
------------------------------------------
               Amram Rasiel

           /s/ JAMES W. STOREY              Director                        February 19, 1998
------------------------------------------
             James W. Storey

                          INDEPENDENT AUDITORS REPORT

To the Board of Directors and Shareholders of Progress Software Corporation:

     We have audited the consolidated financial statements of Progress Software Corporation and its subsidiaries as of November 30, 1997 and 1996, and for each of the three years in the period ended November 30, 1997, and have issued our report thereon dated December 19, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Progress Software Corporation and its subsidiaries, listed in the Index accompanying Item 14(d). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
December 19, 1997

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                 ADDITIONS
                                                BALANCE AT      CHARGED TO      DEDUCTIONS     BALANCE AT
                                                BEGINNING        COSTS AND         FROM          END OF
DESCRIPTION                                     OF PERIOD        EXPENSES        RESERVES        PERIOD
-----------                                     ----------      ----------      ----------     ----------
Reserves deducted from assets to which
they apply--for doubtful accounts receivable:
1997.......................................       $5,112          $1,807          $(1,991)        $4,928
                                                  ======          ======          =======         ======
1996.......................................       $4,611          $1,818          $(1,317)        $5,112
                                                  ======          ======          =======         ======
1995.......................................       $4,268          $1,936          $(1,593)        $4,611
                                                  ======          ======          =======         ======