Form 10-Q
period 1998-02-28
PROGRESS SOFTWARE CORP /MA
filed 1998-04-14
CIK 876167

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                           --------------------------
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the Quarterly Period Ended  February 28, 1998

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

                           --------------------------

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

As of March 31, 1998, there were 11,515,704 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

================================================================================

                          PROGRESS SOFTWARE CORPORATION

                                    FORM 10-Q

                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 1998

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I.   FINANCIAL INFORMATION


ITEM 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
          February 28, 1998 and November 30, 1997                          3

          Condensed Consolidated Statements of Income for
          the three months ended February 28, 1998 and 1997                4

          Condensed Consolidated Statements of Cash Flows
          for the three months ended February 28, 1998 and 1997            5

          Notes to Condensed Consolidated Financial Statements             6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8


PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings                                               14

ITEM 6.   Exhibits and Reports on Form 8-K                                14

          Signatures                                                      15

                          PROGRESS SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                           February 28, 1998      November 30, 1997
                                                                           -----------------      -----------------
ASSETS
Current assets:
  Cash and equivalents                                                          $ 30,044               $ 37,088
  Short-term investments                                                          57,616                 56,397
  Accounts receivable (less allowance for doubtful accounts
  of $6,742 in 1998 and $4,928 in 1997)                                           33,298                 35,651
  Inventories                                                                      1,124                  1,394
  Other current assets                                                             7,248                  6,081
  Deferred income taxes                                                            5,346                  5,166
                                                                                --------               --------
          Total current assets                                                   134,676                141,777
                                                                                --------               --------

Property and equipment-net                                                        22,673                 23,183
Capitalized software costs-net                                                     4,123                  4,545
Other assets                                                                       6,506                  2,228
                                                                                --------               --------
          Total                                                                 $167,978               $171,733
                                                                                ========               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $  9,292               $ 10,712
  Accrued compensation and related taxes                                          13,615                 17,088
  Income taxes payable                                                             7,195                  6,450
  Other current liabilities                                                        8,044                  8,033
  Deferred revenue                                                                37,658                 31,734
                                                                                --------               --------
          Total current liabilities                                               75,804                 74,017
                                                                                --------               --------

Deferred income taxes                                                              1,042                  1,009
Minority interest in subsidiary                                                      215                    268
Commitments and contingent liabilities
Shareholders' equity:
  Preferred stock, $.01 par value; authorized, 1,000,000 shares;
  issued, none
  Common stock, $.01 par value; authorized, 50,000,000 shares;
  issued, 11,384,322 shares in 1998 and 11,812,023 shares in 1997                    114                    118
  Additional paid-in capital                                                      16,755                 25,901
  Retained earnings                                                               74,220                 70,673
  Unrealized gain on short-term investments                                          363                    245
  Cumulative translation adjustments                                                (535)                  (498)
                                                                                --------               --------
          Total shareholders' equity                                              90,917                 96,439
                                                                                --------               --------
          Total                                                                 $167,978               $171,733
                                                                                ========               ========

See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                Three Months Ended February 28,
                                                -------------------------------
                                                    1998               1997
                                                  -------             -------
Revenue:
  Software licenses                               $27,646             $24,641
  Maintenance and services                         26,500              20,703
                                                  -------             -------
          Total revenue                            54,146              45,344
                                                  -------             -------

Costs and expenses:
  Cost of software licenses                         2,835               2,349
  Cost of maintenance and services                  9,638               6,958
  Sales and marketing                              22,552              21,558
  Product development                               7,114               6,405
  General and administrative                        7,139               5,878
                                                  -------             -------
          Total costs and expenses                 49,278              43,148
                                                  -------             -------
Income from operations                              4,868               2,196
                                                  -------             -------

Other income (expense):
  Interest income                                     902                 875
  Foreign currency loss                              (479)               (188)
  Minority interest                                    53                 114
  Other expense                                       (49)                 (1)
                                                  -------             -------
          Total other income                          427                 800
                                                  -------             -------

Income before provision for income taxes            5,295               2,996
Provision for income taxes                          1,748               1,018
                                                  -------             -------
Net income                                        $ 3,547             $ 1,978
                                                  =======             =======

Basic earnings per share                          $  0.31             $  0.16
                                                  =======             =======
Weighted average shares outstanding (basic)        11,524              12,633
                                                  =======             =======

Diluted earnings per share                        $  0.29             $  0.15
                                                  =======             =======
Weighted average shares outstanding (diluted)      12,304              12,890
                                                  =======             =======




See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Three Months Ended February 28,
                                                                          -------------------------------
                                                                            1998                    1997
                                                                          --------                -------
Cash flows from operating activities:
  Net income                                                              $  3,547                $ 1,978
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment                  2,571                  2,745
    Amortization of capitalized software costs                                 542                    523
    Amortization of intangible assets                                          459                     74
    Deferred income taxes                                                     (161)                   (24)
    Minority interest in subsidiary                                            (53)                  (114)
    Changes in operating assets and liabilities:
       Accounts receivable                                                   1,808                  3,264
       Inventories                                                             270                   (182)
       Other current assets                                                 (1,225)                (2,010)
       Accounts payable and accrued expenses                                (4,334)                   129
       Income taxes payable                                                    861                    435
       Deferred revenue                                                      6,135                  4,810
                                                                          --------                -------
          Total adjustments                                                  6,873                  9,650
                                                                          --------                -------
          Net cash provided by operating activities                         10,420                 11,628
                                                                          --------                -------

Cash flows from investing activities:
  Purchases of investments available for sale                               (4,079)                (8,022)
  Maturities of investments available for sale                               2,912                  7,295
  Sales of investments available for sale                                        -                  1,045
  Purchase of property and equipment                                        (2,177)                (3,124)
  Acquisition of distributor                                                (5,000)                     -
  Capitalized software costs                                                  (120)                  (624)
  Decrease in other noncurrent assets                                          186                    146
                                                                          --------                -------
          Net cash used for investing activities                            (8,278)                (3,284)
                                                                          --------                -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                       888                  1,714
  Repurchase of common stock                                               (10,129)                (5,972)
  Contribution from minority interest                                            -                    603
  Payment of obligations under capital leases                                    -                     (7)
                                                                          --------                -------
          Net cash used for financing activities                            (9,241)                (3,662)
                                                                          --------                -------
Effect of exchange rate changes on cash                                         55                   (337)
                                                                          --------                -------

Net increase (decrease) in cash and equivalents                             (7,044)                 4,345
Cash and equivalents, beginning of period                                   37,088                 30,872
                                                                          --------                -------
Cash and equivalents, end of period                                       $ 30,044                $35,217
                                                                          ========                =======

Supplemental disclosure of noncash financing activities:
   Income tax benefit from employees' exercise of stock options           $     91                $    94
                                                                          ========                =======


See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by Progress Software Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended November 30, 1997.

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

3.       Income Taxes

         The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

4.       Earnings Per Share

         On December 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. Earnings per share for all prior periods presented herein have been restated to conform to SFAS 128.

5.       Revenue Recognition

         On December 1, 1997, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." Adoption of this pronouncement did not have a material affect on the revenue recognition practices of the Company.

6.       Litigation

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

7.       Acquisition

         On December 10, 1997, the Company, through a wholly-owned subsidiary, acquired certain assets of its distributor in Brazil for $5,000,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations are included in the Company's operating results from the date of acquisition. The purchase price was allocated primarily to goodwill, which will be amortized over a seven-year period. If this acquisition had been made at the beginning of the earliest period presented, the effect on the consolidated financial statements would not have been significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information that involves risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors, some of which are described in greater detail below under the heading "Factors That May Affect Future Results," include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, which could be subject to software release delays, the growth rates of certain market segments, the positioning of the Company's products in those market segments, variations in the demand for customer service and technical support, pricing pressures and the competitive environment in the software industry, the adoption rate of Java for business application development, consumer use of the Internet, issues related to the year 2000 and the Company's ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues that it might face.

RESULTS OF OPERATIONS

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three months ended February 28, 1998 and 1997.

                                              Percentage of Total Revenue
                                              ----------------------------    Period-to-Period Change
                                                   Three Months Ended         -----------------------
                                              ----------------------------         Three Months
                                              February 28,    February 28,         1998 Compared
                                                  1998            1997                to 1997
                                              ------------    ------------    -----------------------
Revenue:
  Software licenses                                51%            54%                    12%
  Maintenance and services                         49             46                     28
                                                  ---            ---
    Total revenue                                 100            100                     19
                                                  ---            ---
Costs and expenses:
  Cost of software licenses                         5              5                     21
  Cost of maintenance and services                 18             15                     39
  Sales and marketing                              42             48                      5
  Product development                              13             14                     11
  General and administrative                       13             13                     21
                                                  ---            ---
          Total costs and expenses                 91             95                     14
                                                  ---            ---
Income from operations                              9              5                    122
Total other income                                  1              2                    (47)
                                                  ---            ---
Income before provision for income taxes           10              7                     77
Provision for income taxes                          3              3                     72
                                                  ---            ---
Net income                                          7%             4%                    79%
                                                  ===            ===


The Company's total revenue increased 19% from $45,344,000 in the first quarter of fiscal 1997 to $54,146,000 in the first quarter of fiscal 1998. The increase in total revenue was due to an increase in software license revenue of 12% and an increase in maintenance and services revenue of 28%. Software license revenue increased from $24,641,000 in the first quarter of fiscal 1997 to $27,646,000 in the first quarter of fiscal 1998. The increase in software license revenue is attributable to greater acceptance of the Company's products including PROGRESS Version 8.2 and, to a lesser extent, new products such as WebSpeed, Apptivity and ProtoSpeed. PROGRESS Version 8.2 is providing customers with increased capabilities through its 32-bit architecture and enhanced database features. The Company also experienced an increase in sales to its Application Partners, value-added resellers who resell the Company's products in conjunction with the sale of their applications. The increase in sales to Application Partners is primarily due to greater deployment revenue from databases, dataservers and reporting tools products.

Maintenance and services revenue increased 28% from $20,703,000 in the first quarter of fiscal 1997 to $26,500,000 in the first quarter of fiscal 1998. The increase in maintenance and services revenue was primarily a result of growth in the Company's installed customer base, renewal of maintenance contracts and increased consulting revenue. The Company is dedicating more resources to its service business in order to take advantage of the market opportunities associated with companies buying packaged applications and engaging service providers to customize such packages to provide them with a competitive advantage through systems that are uniquely designed for their business.

Total revenue generated in markets outside North America increased 16% from $26,169,000 in the first quarter of fiscal 1997 to $30,338,000 in the first quarter of fiscal 1998, but decreased as a percentage of total revenue from 58% in the first quarter of fiscal 1997 to 56% in the first quarter of fiscal 1998. Total revenue generated in markets outside North America would have represented 58% of total revenue in the first quarter of fiscal 1998 if exchange rates had been constant as compared to the first quarter of fiscal 1997.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 21% from $2,349,000 in the first quarter of fiscal 1997 to $2,835,000 in the first quarter of fiscal 1998, but remained approximately the same percentage of software license revenue in each period. The dollar increase was due primarily to higher royalty expense. Cost of software licenses as a percentage of software license revenue can vary depending upon the relative product mix in a given period.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 39% from $6,958,000 in the first quarter of fiscal 1997 to $9,638,000 in the first quarter of fiscal 1998 and increased as a percentage of maintenance and services revenue from 34% to 36%. The percentage increase was due primarily to a change in the mix of maintenance and service revenue as consulting revenue increased at a greater rate than maintenance and education revenue. Consulting revenue generally has a lower margin than either maintenance or education due to the amount of resources required for such revenue. The dollar increase was due primarily to an increase in the technical support, consulting and education staff in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 and greater usage of outside contractors to fulfill demand for consulting services. The Company increased its technical support, education, and consulting staff from 209 at the end of the first quarter of fiscal 1997 to 263 at the end of the first quarter of fiscal 1998. The Company expects its headcount for technical support, consulting and education to continue to increase through the remainder of fiscal 1998 primarily due to the need to satisfy increased demand for consulting and training services. However, there can be no assurance that the Company will be successful in recruiting and retaining such personnel.

Sales and marketing expenses increased 5% from $21,558,000 in the first quarter of fiscal 1997 to $22,552,000 in the first quarter of fiscal 1998 but decreased as a percentage of total revenue from 48% to 42%. The dollar increase in sales and marketing expenses was primarily due to higher average compensation costs for the sales, sales support and marketing staff and, to a lesser extent, a slight increase in the level of discretionary marketing spending. The amount of discretionary marketing expenses can vary from period to period depending on the timing of significant trade shows, advertising campaigns and direct mail solicitations. The Company decreased its sales, sales support and marketing staff from 480 at the end of the first quarter of fiscal 1997 to 463 at the end of the first quarter of fiscal 1998. The Company expects the level of the sales, sales support and marketing staff to stay within the range which has prevailed over the past few quarters.

Product development expenses increased 11% from $6,405,000 in the first quarter of fiscal 1997 to $7,114,000 in the first quarter of fiscal 1998, but decreased as a percentage of total revenue from 14% to 13%. The dollar increase was primarily due to a lower rate of capitalization of software costs. Total product development spending increased by 3% from $7,029,000 in the first quarter of fiscal 1997 to $7,234,000 in the first quarter of fiscal 1998. The increase was primarily due to slightly higher average personnel costs to support continued new product development efforts. The major product development efforts in the first quarter of fiscal 1998 related to the development of the next versions of the

Company's various product lines. The product development staff decreased from 206 at the end of the first quarter of fiscal 1997 to 198 at the end of the first quarter of fiscal 1998.

The Company capitalized $624,000 of software development costs in the first quarter of fiscal 1997 and $120,000 in the first quarter of fiscal 1998 in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amounts capitalized represented 9% of total product development costs in the first quarter of fiscal 1997 and 2% in the first quarter of fiscal 1998. Capitalized software costs are amortized over the estimated life of the product (four years) and amounts amortized are included in cost of software licenses for the period.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 21% from $5,878,000 in the first quarter of fiscal 1997 to $7,139,000 in the first quarter of fiscal 1998 but remained approximately the same percentage of total revenue in each period. The dollar increase in general and administrative expenses was primarily due to higher staff levels and average personnel costs and increased goodwill charges resulting from recent acquisitions. The Company increased its administrative staff from 179 at the end of the first quarter of fiscal 1997 to 185 at the end of the first quarter of fiscal 1998.

Other income decreased $373,000 from $800,000 in the first quarter of fiscal 1997 to $427,000 in the first quarter of fiscal 1998 due primarily to foreign currency losses and a lower amount for minority interest. All revenue, costs and expenses attributable to the Company's joint venture in Japan are included in the Company's revenue, costs and expenses. To account for the fact that the Company owns only a 51% interest in the joint venture, other income (expense) reflects that portion of the joint venture's income or loss which is attributable to the 49% minority interest in the joint venture. The joint venture generated a net loss in each period presented and the Company recorded as "other income - minority interest" an amount equal to 49% of the joint venture's net loss. Foreign currency losses relate primarily to the translation and settlement of short-term intercompany receivables.

The Company's effective tax rate was 34% in the first quarter of fiscal 1997 and 33% in the first quarter of 1998 and was based upon the estimated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $87,660,000 in cash and short-term investments at February 28, 1998. The decrease of $5,825,000 in cash and short-term investments from $93,485,000 at November 30, 1997 was primarily due to common stock repurchases, the acquisition of the Company's distributor in Brazil and the purchase of property and equipment, partially offset by cash generated from operations.

The Company purchased 496,615 shares of its common stock for $10,129,000 in the first quarter of fiscal 1998. In September 1997, the Board of Directors authorized, through September 30, 1998, the purchase of up to 3,000,000 shares of the Company's common stock, at such times as the Company deems such purchases to be an effective use of cash, for various purposes including the issuance of shares pursuant to the Company's stock option plans. At February 28, 1998, there remained approximately 2,500,000 shares of common stock available for repurchase under this authorization.

The Company purchased $2,177,000 of property and equipment in the first quarter of fiscal 1998 and $3,124,000 in the first quarter of fiscal 1997. The purchases consisted primarily of computer equipment and software, furniture and fixtures, and leasehold improvements. The property and equipment purchases were primarily for replacement of older equipment and renovations to various locations.

On December 10, 1997, the Company, through a wholly-owned subsidiary, acquired certain assets of its distributor in Brazil for $5,000,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations are included in the Company's operating results from the date of acquisition. The purchase price was allocated primarily to goodwill, which will be amortized over a seven-year period. If this acquisition had been made at the beginning of the earliest period presented, the effect on the consolidated financial statements would not have been significant.

The Company is party to one significant legal proceeding. Such proceeding is detailed in Item 1 - Legal Proceedings in Part II of this report on Form 10-Q. The Company is also subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company believes that existing cash balances together with funds generated from operations will be sufficient to finance the Company's operations and meet its foreseeable cash requirements (including planned capital expenditures and lease commitments) through the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond the Company's control. The following discussion highlights some of these risks.

The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors, including changes in demand for the Company's products, introduction, enhancement or announcement of products by the Company and its competitors, market acceptance of new products, size and timing of significant orders, budgeting cycles of customers, mix of distribution channels, mix of products and services sold, mix of international and North American revenues, fluctuations in currency exchange rates, changes in the level of operating expenses, changes in the Company's sales incentive plans, customer order deferrals in anticipation of new products announced by the Company or its competitors and general economic conditions. Revenue forecasting is uncertain, in large part, because the Company generally ships its products upon receipt of orders. This uncertainty is compounded because each quarter's revenue is derived disproportionately from orders booked and shipped during the third month, and disproportionately in the latter half of that month. In contrast, most of the Company's expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in the Company's revenue, or a decrease in the rate of growth of such revenue, would have a material adverse effect on the profitability of the Company.

The Company develops, markets and supports its core product line, the PROGRESS Application Development Environment, the PROGRESS RDBMS and the PROGRESS Dataserver Architecture (collectively, "PROGRESS"). In May 1997, the Company began shipping the latest major enhancement to the PROGRESS product line, PROGRESS Version 8.2. In October 1996, the Company began shipments of WebSpeed, an open development and deployment environment that enables organizations to build transaction processing applications on the Internet and corporate intranets. The Company began shipments of WebSpeed Version 2.0 in July 1997. The Company's Crescent Division develops and markets a collection of advanced tools and components to Visual Basic and Visual J++ development teams. The Company began commercial shipments of ProtoSpeed, an internally developed distributed debugging tool, in September 1997. The Company acquired Apptivity Corporation, a developer of multi-tier, Java-based business application tools, in July 1997. The Apptivity product line consists of Apptivity Developer and Apptivity Server. The Company began commercial shipments of Apptivity Version 2.0 in January 1998.

The Company believes that PROGRESS, WebSpeed, Apptivity, ProtoSpeed and the Crescent line of products have features and functionality that enable the Company to compete effectively with other vendors of application development products. Ongoing enhancements to these product lines will be required to enable the Company to maintain its competitive position. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Delays in the release of enhancements could have a material adverse effect on the Company's business and its financial results.

The Company has derived most of its revenue from PROGRESS and other products which complement PROGRESS and are generally licensed only in conjunction with PROGRESS. Accordingly, the Company's future results depend on continued market acceptance of PROGRESS and any factor adversely affecting the market for PROGRESS could have a material adverse effect on the Company's business and its financial results. Future results may also depend upon the Company's continued successful distribution of PROGRESS through its Application Partner channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. Application Partners resell PROGRESS along with their own applications, and any adverse effect on their business related to competition, pricing and other factors could have a material adverse effect on the Company's business, financial condition, and operating results.

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

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to deliver products that address the needs of the Company's prospective customers. Current and potential competitors also may be more successful than the Company in having their products or technologies widely accepted. There can be no assurance that the Company will be able to compete successfully against current and future competitors and its failure to do so could have a material adverse effect upon the Company's business, prospects, financial condition and operating results.

The Company hopes that WebSpeed, Apptivity and other new products will contribute positively to the Company's future results. The market for Internet transaction processing products, such as WebSpeed, is highly competitive and will depend in large part on the commercial acceptance of the Internet as a medium for all types of commerce. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance that the infrastructure or complementary products necessary to make the Internet a viable medium for all types of commerce will be developed. The market for Java-based business application tools, such as Apptivity, is in the early stages of commercial adoption. There can be no assurance that Java will emerge as a viable programming language for large-scale business application deployment environments.

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

With the exception of the Crescent product line as discussed below, the Company believes that all of its products are fully year 2000 compliant. The Company's products use four digit years for all internal manipulations and representations. In addition, for customers who require the storage and manipulation of two digit years, the Company's current products provide the ability to specify a range of years for comparison and calculation. Therefore, the Company does not believe that the Company's products will be adversely affected by date changes in the year 2000. However, there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, including Application Partners, end users and distributors, to be year 2000 compliant. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company.

While the Company believes that the PROGRESS product line is fully year 2000 compliant, improper programming techniques used in creating a PROGRESS-based application could result in such application not being year 2000 compliant. The Company does not believe that it would be liable in such an event. However, due to the unprecedented nature of potential litigation related to year 2000 compliance as discussed in the industry and popular press, it is uncertain whether or to what extent the Company may be affected by it.

The Company is currently evaluating the Crescent product line for year 2000 compliance. During the course of these evaluations, the Company will provide customers with information regarding testing procedures and results for each tested product. Following the evaluations, to the extent that any tested Crescent products are found not to be year 2000 compliant, the Company will provide information concerning its plans to upgrade or modify such products. The Company does not believe that the cost of the evaluations or any potential upgrades or modifications will have a material adverse effect on the Company's business, financial condition and operating results.

Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems, which are based primarily on the Company's own software products with respect to software and which also include third party software and hardware technology. The Company has not assessed fully the impact of year 2000 compliance issues on the entities with which the Company interacts. However, the Company does not anticipate that these issues will have a material adverse effect on the Company's business, financial condition and operating results.

Approximately 51% of the Company's total revenue in fiscal 1997 was attributable to international sales made through its subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations which are conducted in foreign currencies, changes in the value of these foreign currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations, and, consequently, on the Company's business, financial condition, and operating results.

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

The Company's success is heavily dependent upon its proprietary software technology. The Company relies principally on a combination of contract provisions and copyright, trademark and trade secret laws to protect its proprietary technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and operating results.

The Company also utilizes certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future.

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

b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended February 28, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PROGRESS SOFTWARE CORPORATION
                          -----------------------------
                                  (Registrant)



Dated: April 14, 1998                 /s/Joseph W. Alsop
                                      ------------------------------------------
                                      Joseph W. Alsop
                                      President and Treasurer
                                      (Principal Executive Officer)


Dated: April 14, 1998                 /s/Norman R. Robertson
                                      ------------------------------------------
                                      Norman R. Robertson
                                      Vice President, Finance and Administration
                                      and Chief Financial Officer
                                      (Principal Financial Officer)


Dated: April 14, 1998                 /s/David H. Benton, Jr.
                                      ------------------------------------------
                                      David H. Benton, Jr.
                                      Corporate Controller
                                      (Principal Accounting Officer)