Form 10-Q
period 1998-05-31
PROGRESS SOFTWARE CORP /MA
filed 1998-07-10
CIK 876167

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

          For the Quarterly Period Ended  May 31, 1998

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

As of July 9, 1998, there were 11,562,778 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


================================================================================

                          PROGRESS SOFTWARE CORPORATION

                                    FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

                                TABLE OF CONTENTS



                                                                    Page
                                                                    ----

PART I.  FINANCIAL INFORMATION


ITEM 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         May 31, 1998 and November 30, 1997                           3

         Condensed Consolidated Statements of Income for
         the three and six months ended May 31, 1998 and
         May 31, 1997                                                 4

         Condensed Consolidated Statements of Cash Flows
         for the six months ended May 31, 1998 and
         May 31, 1997                                                 5

         Notes to Condensed Consolidated Financial Statements         6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8



PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                           15

ITEM 4.  Submission of Matters to a Vote of Security Holders         15

ITEM 6.  Exhibits and Reports on Form 8-K                            16

         Signatures                                                  17

PART I.     FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          PROGRESS SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                  May 31, 1998    November 30, 1997
                                                                                  ------------    -----------------

ASSETS
Current assets:
  Cash and equivalents                                                              $  27,373        $  39,451
  Short-term investments                                                               68,890           54,034
  Accounts receivable (less allowance for doubtful accounts
    of $7,321 in 1998 and $4,928 in 1997)                                              36,682           35,651
  Inventories                                                                           1,177            1,394
  Other current assets                                                                  8,122            6,081
  Deferred income taxes                                                                 5,505            5,166
                                                                                    ---------        ---------
          Total current assets                                                        147,749          141,777
                                                                                    ---------        ---------

Property and equipment-net                                                             21,922           23,183
Capitalized software costs-net                                                          3,826            4,545
Other assets                                                                            6,258            2,228
                                                                                    ---------        ---------
          Total                                                                     $ 179,755        $ 171,733
                                                                                    =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
  Accounts payable                                                                  $   9,635        $  10,712
  Accrued compensation and related taxes                                               17,069           17,088
  Income taxes payable                                                                  6,426            6,450
  Other current liabilities                                                             8,026            6,924
  Deferred revenue                                                                     45,125           32,843
                                                                                    ---------        ---------
          Total current liabilities                                                    86,281           74,017
                                                                                    ---------        ---------

Deferred income taxes                                                                   1,069            1,009
Minority interest in subsidiary                                                           213              268
Commitments and contingent liabilities
Shareholders' equity:
  Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none
  Common stock, $.01 par value; authorized, 50,000,000 shares; issued and
    outstanding, 11,401,275 shares in 1998 and 11,812,023 shares in 1997                  114              118
  Additional paid-in capital                                                           15,089           25,901
  Retained earnings                                                                    77,426           70,673
  Unrealized gain on short-term investments                                               252              245
  Cumulative translation adjustments                                                     (689)           (498)
                                                                                    ---------        ---------
          Total shareholders' equity                                                   92,192           96,439
                                                                                    ---------        ---------
          Total                                                                     $ 179,755        $ 171,733
                                                                                    =========        =========

See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended May 31,      Six Months Ended May 31,
                                                    --------------------------      ------------------------
                                                       1998            1997            1998            1997
                                                       ----            ----            ----            ----

Revenue:
  Software licenses                                 $ 27,686        $ 22,975        $  55,332        $47,616
  Maintenance and services                            29,420          21,856           55,920         42,559
                                                    --------        --------        ---------        -------
          Total revenue                               57,106          44,831          111,252         90,175
                                                    --------        --------        ---------        -------

Costs and expenses:
  Cost of software licenses                            2,438           2,388            5,273          4,737
  Cost of maintenance and services                    11,833           7,222           21,471         14,180
  Sales and marketing                                 22,036          21,364           44,588         42,922
  Product development                                  8,133           6,776           15,247         13,181
  General and administrative                           6,727           5,698           13,866         11,576
                                                    --------        --------        ---------        -------
          Total costs and expenses                    51,167          43,448          100,445         86,596
                                                    --------        --------        ---------        -------
Income from operations                                 5,939           1,383           10,807          3,579
                                                    --------        --------        ---------        -------

Other income (expense):
  Interest income                                        996           1,043            1,898          1,918
  Foreign currency gain (loss)                            42             471             (437)           283
  Minority interest                                        2             182               55            296
  Other income (expense)                                  (5)             16              (54)            15
                                                    --------        --------        ---------        -------
          Total other income                           1,035           1,712            1,462          2,512
                                                    --------        --------        ---------        -------

Income before provision for income taxes               6,974           3,095           12,269          6,091
Provision for income taxes                             2,301           1,053            4,049          2,071
                                                    --------        --------        ---------        -------
Net income                                          $  4,673        $  2,042        $   8,220        $ 4,020
                                                    ========        ========        =========        =======

Basic earnings per share                            $   0.41        $   0.17        $    0.71        $  0.32
                                                    ========        ========        =========        =======
Weighted average shares outstanding (basic)           11,526          12,267           11,525         12,450
                                                    ========        ========        =========        =======

Diluted earnings per share                          $   0.36        $   0.16        $    0.65        $  0.31
                                                    ========        ========        =========        =======
Weighted average shares outstanding (diluted)         12,994          13,002           12,649         12,946
                                                    ========        ========        =========        =======

See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Six Months Ended May 31,
                                                                      ------------------------
                                                                        1998            1997
                                                                        ----            ----
Cash flows from operating activities:
  Net income                                                         $  8,220        $  4,020
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment             5,942           5,379
    Amortization of capitalized software costs                            892           1,069
    Amortization of intangible assets                                     653             138
    Deferred income taxes                                                (295)           (183)
    Minority interest in subsidiary                                       (55)           (296)
    Noncash compensation                                                   --              16
    Changes in operating assets and liabilities:
       Accounts receivable                                             (1,505)          2,076
       Inventories                                                        217            (109)
       Other current assets                                            (2,083)         (3,849)
       Accounts payable and accrued expenses                            2,573           1,623
       Income taxes payable                                             1,044            (622)
       Deferred revenue                                                10,492           7,145
                                                                     --------        --------
          Total adjustments                                            17,875          12,387
                                                                     --------        --------
          Net cash provided by operating activities                    26,095          16,407
                                                                     --------        --------

Cash flows from investing activities:
  Purchases of investments available for sale                         (19,901)        (15,475)
  Maturities of investments available for sale                          4,861           1,075
  Sales of investments available for sale                                 100           9,839
  Purchase of property and equipment                                   (4,831)         (4,646)
  Capitalized software costs                                             (173)         (1,257)
  Acquisition of distributor                                           (5,000)             --
  Decrease in other noncurrent assets                                     128             131
                                                                     --------        --------
          Net cash used for investing activities                      (24,816)        (10,333)
                                                                     --------        --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                5,244           2,455
  Repurchase of common stock                                          (18,561)        (14,396)
  Contributions from minority interest                                     --             603
  Payment of obligations under capital leases                              --            (116)
                                                                     --------        --------
          Net cash used for financing activities                      (13,317)        (11,454)
                                                                     --------        --------
Effect of exchange rate changes on cash                                   (40)           (406)
                                                                     --------        --------

Net decrease in cash and equivalents                                  (12,078)         (5,786)
Cash and equivalents, beginning of period                              39,451          30,872
                                                                     --------        --------
Cash and equivalents, end of period                                  $ 27,373        $ 25,086
                                                                     ========        ========

Supplemental disclosure of noncash financing activities:
  Income tax benefit from employees' exercise of stock options       $  1,033        $    302
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

         Certain amounts for 1997 have been reclassified to conform to the 1998 presentation.

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

5.       Revenue Recognition

         On December 1, 1997, the Company adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." Adoption of this pronouncement did not have a material effect on the revenue recognition practices of the Company.

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

7.       Acquisition

         On December 10, 1997, the Company, through a wholly-owned subsidiary, acquired certain assets of its distributor in Brazil for $5,000,000. The acquisition was accounted for as a purchase, and accordingly, the results of operations are included in the Company's operating results from the date of acquisition. The purchase price was allocated primarily to goodwill, which is being amortized over a seven-year period. If this acquisition had been made at the beginning of the earliest period presented, the effect on the consolidated financial statements would not have been significant.


8.       Subsequent Event

         On June 17, 1998, the Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend, effective July 13, 1998 for shareholders of record on June 29, 1998. Share and per share amounts have not been restated for the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information that involves risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors, some of which are described in greater detail below under the heading "Factors That May Affect Future Results," include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, which could be subject to software release delays, the growth rates of certain market segments, the positioning of the Company's products in those market segments, variations in the demand for customer service, professional consulting services and technical support, pricing pressures and the competitive environment in the software industry, the adoption rate of Java for business application development, consumer use of the Internet, issues related to the year 2000 and the Company's ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized nor can there be any assurance that the Company has identified all possible issues that it might face.

RESULTS OF OPERATIONS

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

                                                           Percentage of Total Revenue                  Period-to-Period Change
                                              -----------------------------------------------------  -----------------------------
                                              Three Months Ended May 31,   Six Months Ended May 31,   Three Months     Six Months
                                              -------------------------    ------------------------  1998 Compared   1998 Compared
                                                  1998         1997           1998         1997         to 1997         to 1997
                                                  ----         ----           ----         ----      -------------   -------------
Revenue:
 Software licenses                                 48%           51%           50%           53%            21%             16%
 Maintenance and services                          52            49            50            47             35              31
                                                  ---           ---           ---           ---
   Total revenue                                  100           100           100           100             27              23
                                                  ---           ---           ---           ---
Cost and expenses:
 Cost of software licenses                          4             5             5             5              2              11
 Cost of maintenance and services                  21            16            19            16             64              51
 Sales and marketing                               39            48            40            47              3               4
 Product development                               14            15            14            15             20              16
 General and administrative                        12            13            12            13             18              20
                                                  ---           ---           ---           ---
   Total costs and expenses                        90            97            90            96             18              16
                                                  ---           ---           ---           ---
Income from operations                             10             3            10             4            329             202
Other income                                        2             4             2             3            (40)            (42)
                                                  ---           ---           ---           ---
Income before provision for income taxes           12             7            12             7            125             101
Provision for income taxes                          4             2             4             2            119              96
                                                  ---           ---           ---           ---
Net income                                          8%            5%            8%            5%           129%            104%
                                                  ===           ===           ===           ===


The Company's total revenue increased 27% from $44,831,000 in the second quarter of fiscal 1997 to $57,106,000 in the second quarter of fiscal 1998. The Company's total revenue increased 23% from $90,175,000 in the first six months of fiscal 1997 to $111,252,000 in the first six months of fiscal 1998. Software license revenue increased 21% from $22,975,000 in the second quarter of fiscal 1997 to $27,686,000 in the second quarter of fiscal 1998. Software license revenue increased 16% from $47,616,000 in the first six months of fiscal 1997 to $55,332,000 in the first six months of fiscal 1998.

The increase in software license revenue in the second quarter and first six months of fiscal 1998 as compared to the periods one year ago is due to greater acceptance of the Company's flagship product family, PROGRESS, and, to a lesser extent, new products such as WebSpeed, Apptivity and ProtoSpeed. PROGRESS Version 8.2 is providing customers with increased capabilities through its 32-bit architecture and enhanced database features. The Company also experienced an increase in sales to its Application Partners, value-added resellers who resell the Company's products in conjunction with the sale of their applications. The increase in sales to Application Partners is primarily due to greater deployment revenue from database, dataservers and reporting tools products.

Maintenance and services revenue increased 35% from $21,856,000 in the second quarter of fiscal 1997 to $29,420,000 in the second quarter of fiscal 1998. Maintenance and services revenue increased 31% from $42,559,000 in the first six months of fiscal 1997 to $55,920,000 in the first six months of fiscal 1998. The maintenance and services revenue increase was primarily a result of growth in the Company's installed customer base, renewal of maintenance contracts and increased consulting revenues. The Company is dedicating more resources to its service businesses in order to take advantage of the market opportunities associated with companies buying packaged applications and engaging service providers to customize such packages to provide them with a competitive advantage through systems that are uniquely designed for their business.

Total revenue generated in markets outside North America increased 21% from $27,461,000 in the second quarter of fiscal 1997 to $33,267,000 in the second quarter of fiscal 1998 and represented 58% of total revenue in the second quarter of fiscal 1998 as compared to 61% of total revenue in the second quarter of fiscal 1997. Total revenue generated in markets outside North America would have represented 59% of total revenue in the second quarter of fiscal 1998 if exchange rates had been constant as compared to the exchange rates in effect in the second quarter of fiscal 1997.

Total revenue generated in markets outside North America increased 19% from $53,630,000 in the first six months of fiscal 1997 to $63,605,000 in the first six months of fiscal 1998 and represented 57% of total revenue in the first six months of fiscal 1998 as compared to 59% in the first six months of fiscal 1997. Total revenue generated in markets outside North America would have represented 59% of total revenue in the first six months of fiscal 1998 if exchange rates had been constant as compared to the exchange rates in effect in the first six months of fiscal 1997.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 2% from $2,388,000 in the second quarter of fiscal 1997 to $2,438,000 in the second quarter of fiscal 1998, but decreased as a percentage of software license revenue from 10% to 9%. Cost of software licenses increased 11% from $4,737,000 in the first six months of fiscal 1997 to $5,273,000 in the first six months of fiscal 1998, but remained approximately the same percentage of software license revenue in each period. The dollar increase was due to higher royalty expense for products and technologies licensed from third parties. Cost of software licenses as a percentage of software license revenue can vary depending upon the relative product mix in a given period.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 64% from $7,222,000 in the second quarter of fiscal 1997 to $11,833,000 in the second quarter of fiscal 1998 and increased as a percentage of maintenance and services revenue from 33% to 40%. Cost of maintenance and services increased 51% from $14,180,000 in the first six months of fiscal 1997 to $21,471,000 in the first six months of 1998 and increased as a percentage of maintenance and services revenue from 33% to 38%. The percentage increase was due primarily to a change in the mix of maintenance and service revenue as consulting revenue increased at a greater rate than maintenance and education revenue. Consulting revenue generally has a lower margin than either maintenance or education due to the amount of resources required to produce such revenue. The dollar increase was due primarily to an increase in the technical support, consulting and education staff in the first half of fiscal 1998 as compared to the first half of fiscal 1997 and greater usage of outside contractors to fulfill demand for consulting services. The Company increased its technical support, education, and consulting staff from 211 at the end of the first half of fiscal 1997 to 265 at the end of the first half of fiscal 1998. The Company expects its headcount for technical support, consulting and education to continue to increase through the remainder of fiscal 1998 primarily due to the need to satisfy increased demand for consulting and training services. However, there can be no assurance that the Company will be successful in recruiting and retaining such personnel.

Sales and marketing expenses increased 3% from $21,364,000 in the second quarter of fiscal 1997 to $22,036,000 in the second quarter of fiscal 1998, but decreased as a percentage of total revenue from 48% to 39%. Sales and marketing expenses increased 4% from $42,922,000 in the first six months of fiscal 1997 to $44,588,000 in the first six months of fiscal 1998, but decreased as a percentage of total revenue from 47% to 40%. The percentage decrease in sales and marketing expenses was primarily due to improved productivity as revenue increased at a greater rate than sales and marketing expenses during each period of fiscal 1998 as compared to fiscal 1997. The dollar increase in sales and marketing expenses was primarily due to higher average compensation costs, including commissions, for the sales, sales support and marketing staff.

Product development expenses increased 20% from $6,776,000 in the second quarter of fiscal 1997 to $8,133,000 in the second quarter of fiscal 1998, but decreased as a percentage of total revenue from 15% to 14%. Product development expenses increased 16% from $13,181,000 in the first six months of fiscal 1997 to $15,247,000 in the first six months of fiscal 1998, but decreased as a percentage of total revenue from 15% to 14%. The dollar increase was primarily due to a lower rate of capitalization of software costs and increased personnel costs. The increase in personnel costs was primarily due to slightly higher average compensation costs and increased headcount to support continued new product development efforts. The major product development efforts in the first half of fiscal 1998 related to the development of the next versions of the Company's various product lines, including the release of Apptivity Version 2.1. The product development staff increased from 201 at the end of the first half of fiscal 1997 to 210 at the end of the first half of fiscal 1998.

The Company capitalized $1,257,000 of software development costs in the first six months of fiscal 1997 and $173,000 in the first six months of fiscal 1998 in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amounts capitalized represented 9% of total product development costs in the first six months of fiscal 1997 and 1% in the first six months of fiscal 1998. The decrease in the percentage of capitalized software costs in the first six months of fiscal 1998 as compared to the first six months of fiscal 1997 was due to the timing of when significant development projects qualify for capitalization under the Company's software capitalization policy. Capitalized software costs are amortized over the estimated life of the product (four years) and amounts amortized are included in cost of software licenses for the period.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 18% from $5,698,000 in the second quarter of fiscal 1997 to $6,727,000 in the second quarter of fiscal 1998, but decreased as a percentage of total revenue from 13% to 12%. General and administrative expenses increased 20% from $11,576,000 in the first six months of fiscal 1997 to $13,866,000 in the first six months of fiscal 1998, but decreased as a percentage of total revenue from 13% to 12%. The dollar increase in general and administrative expenses was primarily due to higher staff levels and average personnel costs and increased goodwill charges resulting from recent acquisitions. The Company increased its administrative staff from 180 at the end of the first half of fiscal 1997 to 185 at the end of the first half of fiscal 1998.

Other income decreased $677,000 from $1,712,000 in the second quarter of fiscal 1997 to $1,035,000 in the second quarter of fiscal 1998. Other income decreased $1,050,000 from $2,512,000 in the first six months of fiscal 1997 to $1,462,000 in the first six months of fiscal 1998. The decreases in each period were due primarily to foreign currency gains in fiscal 1997 and lower amounts for "other income-minority interest" in fiscal 1998. All revenue, costs and expenses attributable to the Company's joint venture in Japan are included in the Company's revenue, costs and expenses. To account for the fact that the Company owns only a 51% interest in the joint venture, other income (expense) reflects that portion of the joint venture's income or loss which is attributable to the 49% minority interest in the joint venture. The joint venture generated a net loss in each period presented and the Company recorded as "other income - minority interest" an amount equal to 49% of the joint venture's net loss. The foreign currency gain in each period of fiscal 1997 relates primarily to unrealized market gains on foreign currency option contracts related to the Company's hedging programs.

The Company's effective tax rate was 34% in the each period of fiscal 1997 and 33% in each period of 1998 and was based upon the estimated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $96,263,000 in cash and short-term investments at May 31, 1998. The increase of $2,778,000 in cash and short-term investments from $93,485,000 at November 30, 1997 was primarily due to cash generated from operations, offset by common stock repurchases, the acquisition of the Company's distributor in Brazil and the purchase of property and equipment.

In September 1997, the Board of Directors authorized, through September 30, 1998, the purchase of up to 3,000,000 shares of the Company's common stock, at such times as the Company deems such purchases to be an effective use of cash, for various purposes including the issuance of shares pursuant to the Company's stock option plans. The Company purchased 760,957 shares of its common stock for $18,561,000 in the first six months of fiscal 1998. At May 31, 1998, there remained approximately 2,200,000 shares of common stock available for repurchase under this authorization.

The Company purchased $4,831,000 of property and equipment in the first six months of fiscal 1998 and $4,646,000 in the first six months of fiscal 1997. The purchases consisted primarily of computer equipment and software, furniture and fixtures, and leasehold improvements. The property and equipment purchases were primarily for replacement of older equipment and renovations to various locations.

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

The Company develops, markets and supports its core product line, the PROGRESS Application Development Environment, the PROGRESS RDBMS and the PROGRESS Dataserver Architecture (collectively, "PROGRESS"). In May 1997, the Company began shipping the latest major enhancement to the PROGRESS product line, PROGRESS Version 8.2. In October 1996, the Company began shipments of WebSpeed, an open development and deployment environment that enables organizations to build transaction processing applications on the Internet and corporate intranets. The Company began shipments of WebSpeed Version 2.0 in July 1997. The Company's Crescent Division develops and markets a collection of advanced tools and components to Visual Basic and Visual J++ development teams. The Company began commercial shipments of ProtoSpeed, an internally developed distributed debugging tool, in September 1997. The Company acquired Apptivity Corporation, a developer of multi-tier, Java-based business application tools, in July 1997. The Apptivity product line consists of Apptivity Developer and Apptivity Server. The Company began commercial shipments of Apptivity Version 2.1 in May 1998.

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

Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems, which are based primarily on the Company's own software products with respect to software and which also include third party software and hardware technology. The Company has not assessed fully the impact of year 2000 compliance issues on the entities with which the Company interacts. However, the Company does not anticipate that these issues will have a material adverse effect on the Company's business, financial condition and operating results.

Approximately 53% of the Company's total revenue in the first six months of fiscal 1998 was attributable to international sales made through its subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations which are conducted in foreign currencies, changes in the value of these foreign currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations, and, consequently, on the Company's business, financial condition, and operating results.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on April 24, 1998, the shareholders voted on the items described below:

*  To fix the numbers of directors at eight:

                               Affirmative       Negative         Votes
                               Votes Cast        Votes Cast       Abstaining
                               ----------        ----------       ----------

                               9,853,052           24,446          183,657

* To elect the following eight directors: Joseph W. Alsop, Larry R. Harris, Robert J. Lepkowski, Michael L. Mark, Arthur J. Marks, Scott A. McGregor, Amram Rasiel and James W. Storey:

    Nominee                         For                Withhold Authority
    -------                      ---------             ------------------

    Joseph W. Alsop              9,926,392                  134,763
    Larry R. Harris              9,926,504                  134,651
    Robert J. Lepkowski          9,926,504                  134,651
    Michael L. Mark              9,926,504                  134,651
    Arthur J. Marks              9,926,504                  134,651
    Scott A. McGregor            9,926,304                  134,851
    Amram Rasiel                 9,926,504                  134,651
    James W. Storey              9,926,504                  134,651

* To act upon a proposal to amend the Company's 1991 Employee Stock Purchase Plan to increase the maximum number of shares that may be issued under such plan from 300,000 shares to 500,000 shares:

                               Affirmative       Negative         Votes
                               Votes Cast        Votes Cast       Abstaining
                               ----------        ----------       ----------

                               9,745,128          216,514          99,513

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits
     10.8      -  1991 Employee Stock Purchase Plan, as amended
     27.1      -  Financial Data Schedule (EDGAR Version Only)

 b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended May 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PROGRESS SOFTWARE CORPORATION
                                  (Registrant)



Dated:  July 10, 1998             /s/ Joseph W. Alsop
                                 ------------------------------------
                                 Joseph W. Alsop
                                 President and Treasurer
                                 (Principal Executive Officer)



Dated:  July 10, 1998             /s/ Norman R. Robertson
                                 ------------------------------------
                                 Norman R. Robertson
                                 Vice President, Finance and Administration
                                 and Chief Financial Officer
                                 (Principal Financial Officer)



Dated:  July 10, 1998             /s/ David H. Benton, Jr.
                                 ------------------------------------
                                 David H. Benton, Jr.
                                 Corporate Controller
                                 (Principal Accounting Officer)