Form 10-Q
period 1998-08-31
PROGRESS SOFTWARE CORP /MA
filed 1998-10-15
CIK 876167

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-Q
                                   ----------
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the Quarterly Period Ended August 31, 1998

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

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

             Yes   X                                  No
                 ----                                     ----


As of October 9, 1998, there were 17,091,720 shares of the Registrant' Common Stock, $.01 par value per share, outstanding.


================================================================================

                          PROGRESS SOFTWARE CORPORATION

                                    FORM 10-Q

                   FOR THE THREE MONTHS ENDED AUGUST 31, 1998

                                TABLE OF CONTENTS

                                                                   Page
                                                                   ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         August 31, 1998 and November 30, 1997                      3

         Condensed Consolidated Statements of Income for
         the three and nine months ended August 31, 1998 and
         August 31, 1997                                            4

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended August 31, 1998 and
         August 31, 1997                                            5

         Notes to Condensed Consolidated Financial Statements       6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        8

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                         16

ITEM 6.  Exhibits and Reports on Form 8-K                          16

         Signatures                                                17

PART I.        FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          PROGRESS SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                 August 31, 1998 November 30, 1997
                                                                                 --------------- -----------------
ASSETS
Current assets:
  Cash and equivalents                                                              $  33,096        $  39,451
  Short-term investments                                                               74,598           54,034
  Accounts receivable (less allowance for doubtful accounts
    of $7,495 in 1998 and $4,928 in 1997)                                              36,151           35,651
  Inventories                                                                             710            1,394
  Other current assets                                                                  7,466            6,081
  Deferred income taxes                                                                 5,579            5,166
                                                                                    ---------        ---------
          Total current assets                                                        157,600          141,777
                                                                                    ---------        ---------

Property and equipment-net                                                             22,220           23,183
Capitalized software costs-net                                                          4,287            4,545
Other assets                                                                            6,071            2,228
                                                                                    ---------        ---------
          Total                                                                     $ 190,178        $ 171,733
                                                                                    =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $   9,150        $  10,712
  Accrued compensation and related taxes                                               18,355           17,088
  Income taxes payable                                                                  7,522            6,450
  Other current liabilities                                                             9,312            6,924
  Deferred revenue                                                                     47,981           32,843
                                                                                    ---------        ---------
          Total current liabilities                                                    92,320           74,017
                                                                                    ---------        ---------

Deferred income taxes                                                                   1,076            1,009
Minority interest in subsidiary                                                           194              268
Commitments and contingent liabilities
Shareholders' equity:
  Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none
  Common stock, $.01 par value; authorized, 50,000,000 shares; issued and
    outstanding, 17,137,123 shares in 1998 and 11,832,023 shares in 1997                  171              118
  Additional paid-in capital                                                           15,926           25,901
  Retained earnings                                                                    80,812           70,673
  Unrealized gain on short-term investments                                               411              245
  Cumulative translation adjustments                                                     (732)            (498)
                                                                                    ---------        ---------
          Total shareholders' equity                                                   96,588           96,439
                                                                                    ---------        ---------
          Total                                                                     $ 190,178        $ 171,733
                                                                                    =========        =========

See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three Months Ended August 31,   Nine Months Ended August 31,
                                                     -----------------------------   ----------------------------
                                                         1998            1997            1998             1997
                                                         ----            ----            ----             ----
Revenue:
  Software licenses                                   $ 27,171        $ 22,371        $  82,503        $  69,987
  Maintenance and services                              32,311          23,509           88,231           66,068
                                                      --------        --------        ---------        ---------
          Total revenue                                 59,482          45,880          170,734          136,055
                                                      --------        --------        ---------        ---------

Costs and expenses:
  Cost of software licenses                              2,442           2,232            7,715            6,969
  Cost of maintenance and services                      11,571           7,879           33,042           22,059
  Sales and marketing                                   23,422          21,963           68,010           64,885
  Product development                                    7,276           6,667           22,523           19,848
  General and administrative                             6,803           5,818           20,669           17,394
  Non-recurring charges                                      -          11,537                -           11,537
                                                      --------        --------        ---------        ---------
          Total costs and expenses                      51,514          56,096          151,959          142,692
                                                      --------        --------        ---------        ---------
Income (loss) from operations                            7,968         (10,216)          18,775           (6,637)
                                                      --------        --------        ---------        ---------

Other income (expense):
  Interest income                                        1,221             977            3,119            2,888
  Foreign currency gain (loss)                             (32)            443             (469)             726
  Minority interest                                         18             172               73              468
  Other income (expense)                                    20              (5)             (34)              17
                                                      --------        --------        ---------        ---------
          Total other income                             1,227           1,587            2,689            4,099
                                                      --------        --------        ---------        ---------

Income (loss) before provision for income taxes          9,195          (8,629)          21,464           (2,538)
Provision for income taxes                               3,034             740            7,083            2,811
                                                      --------        --------        ---------        ---------
Net income (loss)                                     $  6,161        $ (9,369)       $  14,381        $  (5,349)
                                                      ========        ========        =========        =========

Basic earnings (loss) per share                       $   0.36        $  (0.53)       $    0.83        $   (0.29)
                                                      ========        ========        =========        =========
Weighted average shares outstanding (basic)             17,227          17,654           17,267           18,335
                                                      ========        ========        =========        =========

Diluted earnings (loss) per share                     $   0.31        $  (0.53)       $    0.75        $   (0.29)
                                                      ========        ========        =========        =========
Weighted average shares outstanding (diluted)           19,633          17,654           19,193           18,335
                                                      ========        ========        =========        =========

See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Nine Months Ended August 31,
                                                                    ----------------------------
                                                                        1998            1997
                                                                        ----            ----
Cash flows from operating activities:
  Net income (loss)                                                  $ 14,381        $ (5,349)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment             8,837           8,002
    Non-recurring charges                                                   -          11,537
    Amortization of capitalized software costs                          1,327           1,592
    Amortization of intangible assets                                     844             201
    Deferred income taxes                                                (373)           (260)
    Minority interest in subsidiary                                       (73)           (468)
    Noncash compensation                                                    -              16
    Changes in operating assets and liabilities:
        Accounts receivable                                              (894)          3,182
        Inventories                                                       685            (369)
        Other current assets                                           (1,406)         (4,360)
        Accounts payable and accrued expenses                           2,330           2,796
        Income taxes payable                                            3,047          (1,222)
        Deferred revenue                                               15,617           4,991
                                                                     --------        --------
            Total adjustments                                          29,941          25,638
                                                                     --------        --------
            Net cash provided by operating activities                  44,322          20,289
                                                                     --------        --------

Cash flows from investing activities:
  Purchases of investments available for sale                         (44,278)        (25,816)
  Maturities of investments available for sale                         23,455          26,000
  Sales of investments available for sale                                 400          10,528
  Purchase of property and equipment                                   (8,012)         (6,212)
  Capitalized software costs                                           (1,069)         (1,778)
  Acquisitions                                                         (5,000)         (3,847)
  Decrease in other noncurrent assets                                      35             102
                                                                     --------        --------
            Net cash used for investing activities                    (34,469)         (1,023)
                                                                     --------        --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                8,542           3,224
  Repurchase of common stock                                          (24,639)        (26,453)
  Contributions from minority interest                                      -             603
  Payment of obligations under capital leases                               -            (116)
                                                                     --------        --------
            Net cash used for financing activities                    (16,097)        (22,742)
                                                                     --------        --------
Effect of exchange rate changes on cash                                  (111)           (499)
                                                                     --------        --------

Net decrease in cash and equivalents                                   (6,355)         (3,975)
Cash and equivalents, beginning of period                              39,451          30,872
                                                                     --------        --------
Cash and equivalents, end of period                                  $ 33,096        $ 26,897
                                                                     ========        ========

Supplemental disclosure of noncash financing activities:
  Income tax benefit from employees' exercise of stock options       $  1,933        $  1,033
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

     On June 17, 1998, the Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend, effective July 13, 1998 for shareholders of record on June 29, 1998. All share and per share amounts for all periods presented have been restated for the stock split.

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

7.   Acquisition

     On December 10, 1997, the Company, through a wholly-owned subsidiary, acquired certain assets of its distributor in Brazil for $5.0 million. The acquisition was accounted for as a purchase, and accordingly, the results of operations are included in the Company's operating results from the date of acquisition. The purchase price was allocated primarily to goodwill, which is being amortized over a seven-year period. If this acquisition had been made at the beginning of the earliest period presented, the effect on the consolidated financial statements would not have been significant.

8.   New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS 130) and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 requires the presentation of an additional primary financial statement in the format prescribed by the standard. SFAS 131 requires disclosure about the Company's operations on a disaggregated basis consistent with management's internal reporting structure. The Company will adopt these standards in the first quarter of fiscal 1999.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the requirements and impact of SFAS 133.

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

RESULTS OF OPERATIONS

 The Company's total revenue and net income for the third quarter of fiscal 1998 increased 30% and 221%, respectively, from the total revenue and net income (before non-recurring charges) for the third quarter of fiscal 1997. The Company's total revenue and net income for the first nine months of fiscal 1998 increased 25% and 142%, respectively, from the total revenue and net income (before non-recurring charges) for the first nine months of fiscal 1997. In the third quarter of fiscal 1997, the Company recorded non-recurring charges of $11.5 million related to the acquisition of Apptivity Corporation for in-process software development and the writedown of certain capitalized software costs and other intangible assets. The acquisition was accounted for as a purchase. After including the effect of the non-recurring charges of $11.5 million, the Company recorded a net loss for the three and nine months ended August 31, 1997 of $9.4 million and $5.3 million, respectively.

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

                                                      Percentage of Total Revenue                     Period-to-Period Change
                                         --------------------------------------------------------- -----------------------------
                                         Three Months Ended Aug. 31,  Nine Months Ended Aug. 31,     Three Months    Nine Months
                                         --------------------------   --------------------------    1998 Compared  1998 Compared
                                            1998           1997           1998          1997          to 1997         to 1997
                                            ----           ----           ----          ----        -------------  -------------
 Revenue:
   Software licenses                         46%            49%            48%            51%            21%            18%
   Maintenance and services                  54             51             52             49             37             34
                                            ---           ----            ---            ---
    Total revenue                           100            100            100            100             30             25
                                            ---           ----            ---            ---
Cost and expenses:
  Cost of software licenses                   4              5              5              5              9             11
  Cost of maintenance and services           20             17             19             16             47             50
  Sales and marketing                        39             48             40             48              7              5
  Product development                        12             14             13             15              9             13
  General and administrative                 12             13             12             13             17             19
  Non-recurring charges                       -             25              -              8              -              -
                                            ---           ----            ---            ---

    Total costs and expenses                 87            122             89            105             (8)             6
                                            ---           ----            ---            ---
Income (loss) from operations                13            (22)            11             (5)             *              *
Other income                                  2              3              2              3            (23)           (34)
                                            ---           ----            ---            ---
Income (loss) before provision for
 income taxes                                15            (19)            13             (2)             *              *
Provision for income taxes                    5              1              4              2              *              *
                                            ---           ----            ---            ---
Net income (loss)                            10%           (20)%            9%            (4)%            *%             *%
                                            ===           ====            ===            ===

----------------
*Not meaningful

The Company's total revenue increased 30% from $45.9 million in the third quarter of fiscal 1997 to $59.5 million in the third quarter of fiscal 1998. The Company's total revenue increased 25% from $136.1 million in the first nine months of fiscal 1997 to $170.7 million in the first nine months of fiscal 1998. Software license revenue increased 21% from $22.4 million in the third quarter of fiscal 1997 to $27.2 million in the third quarter of fiscal 1998. Software license revenue increased 18% from $70.0 million in the first nine months of fiscal 1997 to $82.5 million in the first nine months of fiscal 1998.

The increase in software license revenue in the third quarter and first nine months of fiscal 1998 as compared to the periods one year ago is due to greater acceptance of the Company's flagship product family, PROGRESS, and, to a lesser extent, new products such as WebSpeed, Apptivity and ProtoSpeed. PROGRESS Version 8 is providing customers with increased capabilities through its 32-bit architecture and enhanced database features. The Company also experienced an increase in sales to Independent Software Vendors ("ISVs"), value-added resellers who resell the Company's products in conjunction with the sale of their applications. The increase in sales to ISVs is primarily due to greater deployment revenue from database, dataservers and reporting tools products.

Maintenance and services revenue increased 37% from $23.5 million in the third quarter of fiscal 1997 to $32.3 million in the third quarter of fiscal 1998. Maintenance and services revenue increased 34% from $66.1 million in the first nine months of fiscal 1997 to $88.2 million in the first nine months of fiscal 1998. The maintenance and services revenue increase was primarily a result of growth in the Company's installed customer base, renewal of maintenance contracts and increased consulting revenues. The Company is dedicating more resources to its service businesses in order to take advantage of the market opportunities associated with companies buying packaged applications and engaging service providers to customize such packages to provide them with a competitive advantage through systems that are uniquely designed for their business.

Total revenue generated in markets outside North America increased 26% from $26.2 million in the third quarter of fiscal 1997 to $33.1 million in the third quarter of fiscal 1998 and represented 56% of total revenue in the third quarter of fiscal 1998 as compared to 57% of total revenue in the third quarter of fiscal 1997. Total revenue generated in markets outside North America would have represented the same percentage of total revenue in the third quarter of fiscal 1998 if exchange rates had been constant as compared to the exchange rates in effect in the third quarter of fiscal 1997.

Total revenue generated in markets outside North America increased 21% from $79.8 million in the first nine months of fiscal 1997 to $96.7 million in the first nine months of fiscal 1998 and represented 57% of total revenue in the first nine months of fiscal 1998 as compared to 59% in the first nine months of fiscal 1997. Total revenue generated in markets outside North America would have represented 58% of total revenue in the first nine months of fiscal 1998 if exchange rates had been constant as compared to the exchange rates in effect in the first nine months of fiscal 1997.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 9% from $2.2 million in the third quarter of fiscal 1997 to $2.4 million in the third quarter of fiscal 1998, but decreased as a percentage of software license revenue from 10% to 9%. Cost of software licenses increased 11% from $7.0 million in the first nine months of fiscal 1997 to $7.7 million in the first nine months of fiscal 1998, but decreased as a percentage of software license revenue from 10% to 9%. The dollar increase was due to higher royalty expense for products and technologies licensed from third parties. The percentage decrease was due to lower documentation costs and less amortization of capitalized software costs. Cost of software licenses as a percentage of software license revenue can vary depending upon the relative product mix in a given period.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 47% from $7.9 million in the third quarter of fiscal 1997 to $11.6 million in the third quarter of fiscal 1998 and increased as a percentage of maintenance and services revenue from 34% to 36%. Cost of maintenance and services increased 50% from $22.1 million in the first nine months of fiscal 1997 to $33.0 million in the first nine months of 1998 and increased as a percentage of maintenance and services revenue from 33% to 37%. The percentage increase was due primarily to a change in the mix of maintenance and service revenue as consulting revenue increased at a greater rate than maintenance and education revenue. Consulting revenue generally has a lower margin than either maintenance or education due to the amount of resources required to produce such revenue. The dollar increase was due primarily to an increase in the technical support, consulting and education staff in the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 and greater usage of third-party contractors to fulfill demand for consulting services. The Company increased its technical support, education, and consulting staff from 212 at the end of the third quarter of fiscal 1997 to 281 at the end of the third quarter of fiscal 1998. The Company expects its headcount for technical support, consulting and education to continue to increase through the remainder of fiscal 1998 primarily due to the need to satisfy increased demand for consulting and training services. However, there can be no assurance that the Company will be successful in recruiting and retaining such personnel.

Sales and marketing expenses increased 7% from $22.0 million in the third quarter of fiscal 1997 to $23.4 million in the third quarter of fiscal 1998, but decreased as a percentage of total revenue from 48% to 39%. Sales and marketing expenses increased 5% from $64.9 million in the first nine months of fiscal 1997 to $68.0 million in the first nine months of fiscal 1998, but decreased as a percentage of total revenue from 48% to 40%. The percentage decrease in sales and marketing expenses was primarily due to improved productivity as revenue increased at a greater rate than sales and marketing expenses during each period of fiscal 1998 as compared to fiscal 1997. The dollar increase in sales and marketing expenses was primarily due to higher average compensation costs, including commissions, for the sales, sales support and marketing staff.

Product development expenses increased 9% from $6.7 million in the third quarter of fiscal 1997 to $7.3 million in the third quarter of fiscal 1998, but decreased as a percentage of total revenue from 14% to 12%. Product development expenses increased 13% from $19.8 million in the first nine months of fiscal 1997 to $22.5 million in the first nine months of fiscal 1998, but decreased as a percentage of total revenue from 15% to 13%. The dollar increase was primarily due to increased personnel costs. The increase in personnel costs was primarily due to higher average compensation costs and increased headcount to support continued new product development efforts. The major product development efforts in the first nine months of fiscal 1998 related to the development of the next versions of the Company's various product lines, including the release of PROGRESS Version 8.3 and Apptivity Version 2.1. The product development staff increased from 207 at the end of third quarter of fiscal 1997 to 229 at the end of third quarter of fiscal 1998.

The Company capitalized $1.8 million of software development costs in the first nine months of fiscal 1997 and $1.1 million in the first nine months of fiscal 1998 in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The amounts capitalized represented 8% of total product development costs in the first nine months of fiscal 1997 and 5% in the first nine months of fiscal 1998. The decrease in the percentage of capitalized software costs in the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 was due to the timing of when significant development projects qualify for capitalization under the Company's software capitalization policy. Capitalized software costs are amortized over the estimated life of the product (four years) and amounts amortized are included in cost of software licenses for the period.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 17% from $5.8 million in the third quarter of fiscal 1997 to $6.8 million in the third quarter of fiscal 1998, but decreased as a percentage of total revenue from 13% to 12%. General and administrative expenses increased 19% from $17.4 million in the first nine months of fiscal 1997 to $20.7 million in the first nine months of fiscal 1998, but decreased as a percentage of total revenue from 13% to 12%. The dollar increase in general and administrative expenses was primarily due to higher staff levels and average personnel costs, increased goodwill charges resulting from recent acquisitions and increased bad debt reserves. The Company increased its administrative staff from 185 at the end of the third quarter of fiscal 1997 to 192 at the end of the third quarter of fiscal 1998.

Other income decreased 23% from $1.6 million in the third quarter of fiscal 1997 to $1.2 million in the third quarter of fiscal 1998. Other income decreased 34% from $4.1 million in the first nine months of fiscal 1997 to $2.7 million in the first nine months of fiscal 1998. The decreases in each period were due primarily to foreign currency gains in fiscal 1997 versus foreign currency losses in fiscal 1998 and lower amounts for "other income-minority interest" in fiscal 1998. All revenue, costs and expenses attributable to the Company's joint venture in Japan are included in the Company's revenue, costs and expenses. To account for the fact that the Company owns only a 51% interest in the joint venture, other income (expense) reflects that portion of the joint venture's income or loss which is attributable to the 49% minority interest in the joint venture. The joint venture generated a net loss in each period presented and the Company recorded as "other income - minority interest" an amount equal to 49% of the joint venture's net loss. The foreign currency gain in each period of fiscal 1997 relates primarily to unrealized market gains on foreign currency option contracts related to the Company's hedging programs.

The Company's effective tax rate was 34% in the each period of fiscal 1997 (excluding the impact of nondeductible, non-recurring charges) and 33% in each period of 1998 and was based upon the estimated effective tax rate for the full fiscal year. The Company expects the effective tax rate to remain at 33% for fiscal 1998.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS 130) and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 requires the presentation of an additional primary financial statement in the format prescribed by the standard. SFAS 131 requires disclosure about the Company's operations on a disaggregated basis consistent with management's internal reporting structure. The Company will adopt these standards in the first quarter of fiscal 1999.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes standards for derivative instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the requirements and impact of SFAS 133.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $107.7 million in cash and short-term investments at August 31, 1998. The increase of $14.2 million in cash and short-term investments from $93.5 million at November 30, 1997 was primarily due to cash generated from operations, offset by common stock repurchases, the acquisition of the Company's distributor in Brazil and the purchase of property and equipment.

In September 1997, the Board of Directors authorized, through September 30, 1998, the purchase of up to 4.5 million shares of the Company's common stock, at such times as the Company deems such purchases to be an effective use of cash, for various purposes including the issuance of shares pursuant to the Company's stock option plans. The Company purchased 1.4 million shares of its common stock for $24.6 million in the first nine months of fiscal 1998. At August 31, 1998, there remained approximately 3.1 million shares of common stock available for repurchase under this authorization.

In September 1998, the Board of Directors authorized, for the period October 1, 1998 through September 30, 1999, the purchase of up to 5.0 million shares of the Company's common stock, at such times as the Company deems such purchases to be an effective use of cash, for various purposes including the issuance of shares pursuant to the Company's stock option plans.

The Company purchased $8.0 million of property and equipment in the first nine months of fiscal 1998 and $6.2 million in the first nine months of fiscal 1997. The purchases consisted primarily of computer equipment and software, furniture and fixtures, and leasehold improvements. The property and equipment purchases were primarily for replacement of older equipment, renovations to various locations and to support the growth in the business.

On December 10, 1997, the Company, through a wholly-owned subsidiary, acquired certain assets of its distributor in Brazil for $5.0 million. The acquisition was accounted for as a purchase, and accordingly, the results of operations are included in the Company's operating results from the date of acquisition. The purchase price was allocated primarily to goodwill, which will be amortized over a seven-year period. If this acquisition had been made at the beginning of the earliest period presented, the effect on the consolidated financial statements would not have been significant.

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

The Company develops, markets and supports its core product line, the PROGRESS Application Development Environment, the PROGRESS RDBMS and the PROGRESS Dataserver Architecture (collectively, "PROGRESS"). In May 1997, the Company began shipping the latest major enhancement to the PROGRESS product line, PROGRESS Version 8.2 and the Company began shipping PROGRESS Version 8.3 in August 1998. In October 1996, the Company began shipments of WebSpeed, an open development and deployment environment that enables organizations to build transaction processing applications on the Internet and corporate intranets. The Company began shipments of WebSpeed Version 2.0 in July 1997. The Company's Crescent Division develops and markets a collection of advanced tools and components to Visual Basic and Visual J++ development teams. The Company began commercial shipments of ProtoSpeed, an internally developed distributed debugging tool, in September 1997. The Company acquired Apptivity Corporation, a developer of multi-tier, Java-based business application tools, in July 1997. The Apptivity product line consists of Apptivity Developer and Apptivity Server. The Company began commercial shipments of Apptivity Version 2.1 in May 1998.

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

The Company has derived most of its revenue from PROGRESS and other products which complement PROGRESS and are generally licensed only in conjunction with PROGRESS. Accordingly, the Company's future results depend on continued market acceptance of PROGRESS and any factor adversely affecting the market for PROGRESS could have a material adverse effect on the Company's business and its financial results. Future results may also depend upon the Company's continued successful distribution of PROGRESS through its ISV channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. ISVs resell PROGRESS along with their own applications, and any adverse effect on their business related to competition, pricing and other factors could have a material adverse effect on the Company's business, financial condition, and operating results.

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

The Year 2000 presents potential concerns and issues for the Company as well as other companies in the information technology industry. In general, Year 2000 compliance issues typically arise in computer software and hardware systems that use two digit date formats, instead of four digits, to represent a particular year. Users must test their unique combination of hardware, system software (databases, transaction processors and operating systems) and application software in order for Year 2000 compliance to be achieved.

With the exception of the products discussed below, the Company believes that its current products are Year 2000 compliant. For example, the Company's PROGRESS products use four digit years for all internal manipulations and representations. In addition, for customers who require the entry and display of two digit years, the Company's PROGRESS products provide the ability to specify a range of years for comparison and calculation. Therefore, the Company does not believe that the Company's products, except those discussed below, will be adversely affected by date changes in the Year 2000. However, there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, including ISVs, end users and distributors, to be Year 2000 compliant. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company.

While the Company believes that its products are Year 2000 compliant, other factors may result in an application created using the Company's products not being Year 2000 compliant. Some of these factors include improper programming techniques used in creating the application or non-compliance of the underlying hardware or operating system on which the software runs. The Company does not believe that it would be liable in such an event. However, due to the unprecedented nature of potential litigation related to Year 2000 compliance as discussed in the industry and popular press, the most likely worst case scenario is that the Company would be subject to litigation. It is uncertain whether or to what extent the Company may be affected by such litigation.

The Company has tested the current versions of its three Crescent products and determined that one product is not Year 2000 ready. A free patch for that product will be available on the Company's website near the end of October 1998 that fixes the Year 2000 issues. The Company does not intend to test earlier versions of those Crescent products or retired Crescent products. The Company cautions users of such products to conduct their own testing to determine if the continued use of such products allows them to meet their own Year 2000 readiness objectives. The Company does not believe that the cost of any potential upgrades or modifications will have a material adverse effect on the Company's business, financial condition and operating results.

Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems, both information technology (IT) and non-IT systems, for the Year 2000, there can be no assurance that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems, which are based primarily on the Company's own software products with respect to applications and which also include third party software and hardware technology. The Company has not assessed fully the Year 2000 readiness of material third parties, such as public utilities and key suppliers, who provide external services to the Company. The Company expects to complete these assessments and testing, as well as the testing of its internal systems, by the Fall of 1999 and does not anticipate that any of these potential issues will have a material adverse effect on the Company's business, financial condition and operating results. All costs related to Year 2000 issues are being expensed as incurred and the Company does not expect the total costs of evaluation and testing to be material. The Company has not yet developed any detailed contingency plans, but intends to evaluate the necessity of such plans based on the outcome of its assessment and testing of the Year 2000 readiness of material third parties.

Approximately 52% of the Company's total revenue in the first nine months of fiscal 1998 was attributable to international sales made through its subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations which are conducted in foreign currencies, changes in the value of these foreign currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations, and, consequently, on the Company's business, financial condition, and operating results.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   27.1 - Financial Data Schedule (EDGAR Version Only)

b) Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended August 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PROGRESS SOFTWARE CORPORATION
                                  (Registrant)

Dated:October 14, 1998          /s/ Joseph W. Alsop
                                -------------------
                                Joseph W. Alsop
                                President and Treasurer
                                (Principal Executive Officer)

Dated:October 14, 1998          /s/ Norman R. Robertson
                                -----------------------
                                Norman R. Robertson
                                Vice President, Finance and Administration
                                and Chief Financial Officer
                                (Principal Financial Officer)

Dated:October 14, 1998          /s/ David H. Benton, Jr.
                                ------------------------
                                David H. Benton, Jr.
                                Corporate Controller
                                (Principal Accounting Officer)