Form 10-K405
period 1998-11-30
PROGRESS SOFTWARE CORP /MA
filed 1999-02-24
CIK 876167

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the Fiscal Year Ended November 30, 1998

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For The Transaction Period From                     To

                        Commission File Number: 0-19417

                         PROGRESS SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                               04-2746201
     (State or other jurisdiction of
      incorporation or organization)         (I.R.S. Employer Identification No.)

                                  14 OAK PARK
                          BEDFORD, MASSACHUSETTS 01730
                    (Address of principal executive offices)
                        TELEPHONE NUMBER: (781) 280-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                        --------------------------------
                              Title of each class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

                        Yes X                    No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [X]

     As of February 22, 1999, there were 17,265,281 shares outstanding of the registrant's common stock, $.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $429,570,000.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended November 30, 1998 are incorporated by reference into Parts I and II.

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1999 are incorporated by reference into
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

CAUTIONARY STATEMENTS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information which involves risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors, some of which are described in greater detail in the 1998 Annual Report to Shareholders under the heading "Factors That May Affect Future Results," include, but are not limited to, the effect of Year 2000 issues, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, the growth rates of certain market segments, the positioning of the Company's products in those market segments, variations in the demand for customer service and technical support, pricing pressures and the competitive environment in the software industry, business and consumer use of the Internet, and the Company's ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face.

ITEM 1.  BUSINESS

     Progress Software Corporation ("PSC" or the "Company") is a supplier of application development, deployment and management technology, network management solutions and support services to business, industry and government worldwide. The Company's product lines encompass application servers, relational database management systems, application development tools and network, system and application management tools. The Company's products simplify and accelerate the development, deployment and management of software across distributed Internet/Web, client/server and host/terminal computing environments.

     The Company's principal product line, Progress(R), is an integrated, component-based visual development environment for building and deploying multi-tier, enterprise-class business applications. The Progress(R) Apptivity(TM) product line enables the development and deployment of distributed, multi-tier Java(TM) business applications. The Internet Software Quality ("ISQ") product line enhances information system availability and performance by monitoring, measuring and managing Internet devices, networks, systems and applications. In order to provide businesses with a total solution, the Company also offers professional services from its worldwide consulting, education and technical support organizations.

     The Company sells its products and services throughout North America, Latin America, Europe, Middle East, Africa ("EMEA") and the Asia/Pacific region to organizations that develop and deploy mission-critical enterprise business applications. More than half of the Company's revenue is derived from over 2,000 Independent Software Vendors ("ISVs") who market applications that utilize the Company's technology. The balance of the Company's business comes from serving the needs of Information Technology ("IT") organizations of businesses and governments.

     In order to better serve the Company's installed customer base and facilitate marketing to new customers, the Company is organized into three product units. These product units consist of integrated teams of product development, product management and product marketing groups that utilize the resources of the functional organizations of worldwide sales and professional services, corporate marketing, technical support and finance and administration. The Company's three product units are Core Products, which includes the Progress product line, the Apptivity product unit and the ISQ product unit.

BUSINESS STRATEGY

     The Company was founded in 1981 to develop and market application development and deployment software. Its business strategy has been developed in response to user needs for application development tools that enable the rapid development and deployment of business-critical applications regardless of the computing environment. The Company's mission today is to deliver superior software products and services that empower its partners and customers to dramatically improve their development and deployment of quality applications worldwide. This mission encompasses the following strategic points:

        - Rapid Application Development. The Company's development tools and technologies are designed to be easy-to-use, intuitive, highly visual and component-based. This allows the Company's products and services to improve the productivity of developers in creating and maintaining complex applications.

        - Application Deployment Flexibility. The Company's products allow deployment across all major computing configurations: Internet/Web, client/server and host/terminal. The Progress(R) Open AppServer(TM) and the Progress Apptivity Application Server provide "n-tier" computing support in order to improve application performance. The Company designs its products to operate across a broad range of midrange systems, workstations and PCs. The Company believes that application developers need the flexibility to deploy their applications across hardware, operating system platforms, databases and user interfaces that may be different from those on which their applications are originally developed. In addition, end-users need the flexibility to continue to use applications with minimal re-programming, even as they modify or upgrade their computing environments.

        - Future Proof Business Applications. A major focus for the Company is protecting the business application investments of its customers, making their applications "Future Proof(TM)." The Company's latest product releases offer a standards-based path for building and deploying functionally rich, distributed multi-tier applications.

        - Balanced Distribution. PSC chose at an early stage to implement both direct and indirect channels of distribution to broaden its geographic reach, accelerate its sales expansion and leverage its sales force. The Company sells to ISVs and IT departments of corporations and government agencies. ISVs develop end-user applications for resale, and both IT customers and ISVs generally license additional deployment copies of the Company's products to run applications. To minimize channel conflict, PSC neither develops application software for distribution nor plans to do so in the future.

        - Recurring Revenue. The Company's distribution and pricing strategies are intended to generate recurring revenue. The sale of a development system can lead to follow-on sales as ISVs license additional copies of the Company's development and deployment products upon successful distribution of their applications, or as end-users deploy such applications within their organizations or upgrade their systems.

        - Worldwide Market. PSC has emphasized international sales through its subsidiaries and a network of independent distributors. Approximately 57% of the Company's revenue was derived from customers outside of North America in fiscal 1998.

        - Customer Service. PSC has made a strategic commitment to customer service. The Company believes that rapid changes in technology require not only continuous product enhancement but also a strong customer service effort to encourage product usage and maintain customer satisfaction. The Company provides a variety of technical support and service options under its annual maintenance programs, including an option for 24 hour, 7 day a week service. The Company also offers an extensive selection of training courses and on-site consulting services.

        - "Buy, Build, Both". A major challenge for the software industry is to unite the economical price, reliability and immediate benefit of packaged software applications with the tailored fit of custom solutions. Purchasing a packaged application provides standard functionality that can be used quickly and economically with little or no development time. Building an in-house application results in a solution that offers a competitive business advantage, but typically involves long development cycles. By combining both packaged and customized solutions, IT departments can deliver flexible, business-driven applications more quickly and productively. The Company's products and services, in conjunction with solutions from its ISVs, are designed to give IT departments that flexibility and competitive advantage.

PROGRESS PRODUCT LINE

     The Company's core product line consists of Progress(R) ProVision Plus(TM), Progress(R) WebSpeed(R), Progress(R) RDBMS, Progress Open AppServer and Progress(R) DataServers. Applications developed in Progress are reconfigurable between character-based and graphical interfaces, as well as between client/server and host-based computing systems. The Progress product line provides a high degree of portability across a wide range of computing environments while affording developers the flexibility to build applications on a range of database management products.

     In December 1998, the Company began shipping Progress Version 9.0, the latest major release of the Company's flagship product line of application development and deployment products. This release allows users to build Future Proof enterprise applications by leveraging investments in existing applications and integrating new technologies. Progress Version 9 provides scalability enhancements to support thousands of concurrent users; open, standards-based support for numerous user interfaces (clients) and a wide range of databases; component-based modularity for greater application efficiency, resource utilization, performance and reliability; server-based performance and maintainability for application components stored on application servers; and a single development environment for building 4GL and HTML applications.

  PROGRESS PROVISION PLUS

     Progress ProVision Plus is a programming environment that provides developers with a "visual road map" for developing and deploying complex enterprise applications. Progress ProVision Plus contains a set of integrated, graphical development tools that support a range of development approaches, including structured, procedural, event-driven and object approaches. Progress ProVision Plus is an Integrated Application Environment for developing and managing enterprise applications, whether they are host-based, web-based, client/server or distributed. Progress ProVision Plus lets developers share common business logic among a variety of clients, simplifying the creation and management of enterprise applications.

     Developers can create all the required components for mission-critical, enterprise applications using Progress ProVision Plus. The product's tight integration with the Progress RDBMS allows developers to build a single, central repository that not only describes the database definitions but the application defaults and business rules as well. The Progress 4GL allows developers to build application business logic quickly and efficiently. Progress ProVision Plus also includes Progress(R)SmartObjects(TM), which makes creating attractive and effective graphical user interfaces fast and easy.

     Progress ProVision Plus is also tightly integrated with the Progress Open AppServer to facilitate the development and deployment of distributed enterprise applications. Shared business logic can be made available to virtually any client application, including those built with Java, ActiveX(TM) and Visual Basic(TM), using the Open Client Toolkit. By embracing industry standards, Progress ProVision Plus opens enterprise applications to numerous third-party products.

     Progress ProVision Plus delivers one of most comprehensive 4GL development and deployment toolsets in the industry. Based on the combined technologies of Progress(R) ProVision(TM) and Progress(R) WebSpeed(R) Workshop, Progress ProVision Plus ensures that development efforts can be reused for greater efficiency. The

Company also offers Progress ProVision and Progress WebSpeed Workshop as standalone products. Progress ProVision Plus provides common tools for client/server and web-based development, including:

        - AppBuilder--a productivity-enhancing suite of tools for client/server, web, and character development.

        - Roundtable Lite--an integrated source code management and team collaboration system that provides version control, secure check-in/out, task management, impact analysis, change auditing, cross referencing and incremental compiling.

        - Open Client Toolkit--provides Open Client access to Progress Open AppServer functionality.

        - AppServer Partition Deployment ProTool--defines the location of business logic at runtime, facilitating ease of development and deployment of distributed applications.

        - Progress ProVision Plus Development Server--includes a development database, AppServer and WebSpeed Transaction Server for quickly and easily testing distributed applications.

        - WebTools--a set of browser-based tools used for building and testing web applications.

        - Progress Explorer--defines and manages the Progress database, Progress Open AppServer, and Progress WebSpeed Transaction Server.

        - Progress Data Dictionary--a central repository that describes the database definitions, application defaults and business rules.

        - SmartObjects--component technology that offers code inheritance, encapsulation and other object-oriented development features that allows the creation, customization, and automatic assembly of components.

        - Progress 4GL--a high-level application development language that reduces development complexity by addressing all development needs within a single language.

        - Wizards--tools that speed development through the creation of reusable SmartObjects or Web Objects.

        - Integration with ActiveX components for greater user interface flexibility and OLE automation for application interoperability.

        - Integrated reporting tools including Report Builder, a graphical report writing tool for business analysts and application developers, and Results, an interactive data access and reporting tool that allows non-technical end-users to create ad-hoc queries and reports.

  PROGRESS RDBMS

     The Progress RDBMS products are high-performance relational databases that can scale from a single-user Windows(R) 95 system to massive symmetric multiprocessing ("SMP") and cache coherent non-uniform memory access ("ccNUMA") systems, supporting thousands of concurrent users. In addition to offering one of the lowest total costs of ownership and scalability, the Progress RDBMS products offer high availability, reliability, performance, and platform portability. With full support for ANSI SQL-92 Entry Level specification, Progress RDBMS products integrate with enterprise applications, tools, and numerous third-party data management systems.

     The three Progress RDBMS products--the Progress Enterprise RDBMS, the Progress Workgroup RDBMS, and the Progress Personal RDBMS--allow users to select a solution that satisfies their business objectives. The benefit to customers is that they pay for what is needed today, and, as their requirements grow, they can upgrade to a more robust solution without changing program code.

     The Progress Enterprise RDBMS is designed for large user environments and the transaction processing throughput of high volume SQL-based and Progress 4GL-based on-line transaction processing ("OLTP") applications. The Progress Enterprise RDBMS was developed with a flexible, multithreaded, multiserver architecture. The Progress Enterprise RDBMS is a powerful, open and large-scale enterprise database that can run across multiple hardware platforms and networks.

     The Progress Enterprise RDBMS includes the functionality needed to meet demanding OLTP requirements. These capabilities include row-level locking, roll-back and roll-forward recovery, point-in-time recovery, distributed database management with two-phase commit, a complete suite of on-line utilities and full support for ANSI-standard SQL-92. Sophisticated self-tuning capabilities and simple graphical interfaces for system administration make the Progress Enterprise RDBMS easy to install, tune and manage. With low administration costs, low initial cost of licenses, minimum upgrade fees and limited software implementation costs, the Progress Enterprise RDBMS provides a significant cost-of-ownership advantage over competing database products.

     The Progress Workgroup RDBMS, which offers many of the same powerful capabilities as the Progress Enterprise RDBMS, is optimized for workgroups of two to thirty simultaneous users. This cost-effective, department-level solution provides high performance, multi-user support, and cross-platform interoperability. The Progress Workgroup RDBMS meets the needs of workgroup applications by running on a wide variety of hardware and operating system platforms. Because the flexible database architecture provides optimal throughput on all supported platforms, a database developed on one machine can serve applications on other systems and network configurations.

     The Progress Personal RDBMS is bundled with Progress development tools, including Progress ProVision Plus, and is suitable for deploying single-user SQL-based and 4GL-based applications and for developing, prototyping and testing applications.

  PROGRESS OPEN APPSERVER

     Progress Open AppServer supports distributed enterprise applications that leverage existing investments, support new technologies, and communicate with other applications as needed. An integrated application server for both Progress Version 9 4GL-based applications and Progress WebSpeed Version 3.0 Web-based applications, Progress Open AppServer forms a middle tier between an application's user interface and its back-end data. Progress Open AppServer allows interoperability with various clients and various data sources and improves the performance and scalability of business applications. Progress Open AppServer uses a component-based model for partitioning an application for efficient deployment. Progress 4GL procedures can be encapsulated into components that represent an application's business logic. Components can then be placed on client systems or onto faster server machines distributed throughout the enterprise or the Web. When distributed, the business logic components are reusable across multiple applications. A new component called the SmartDataObject gives developers the ability to create these components.

     Progress Open AppServer components can run on a single Windows NT(R) or UNIX(R) workstation for faster processing or on multiple machines for failover capabilities. Additionally, all business logic and components can be accessed by multiple user interfaces for broad client support. The AppServer Partitioning Tool, part of Progress Version 9, makes it possible to code applications using distributed components or "partitions" that can be run either remotely on a Progress Open AppServer or locally on the client. Furthermore, the decision on whether to run remotely or locally can be made at runtime without recompiling the client application. A developer can create and compile an application once and deploy it in many different Progress Open AppServer configurations. Progress Open AppServers can connect across the network to other Progress Open AppServers in complex multi-tier configurations, allowing more effective enterprise business solutions that maximize available computing resources.

  PROGRESS DATASERVERS

     The Company provides developers with a transparent interface to a wide range of database management systems through Progress DataServers. These products offer full read, write, update and delete capabilities to diverse data management systems and enable developers to write applications once and deploy them across a broad spectrum of data sources. Progress DataServers also enable existing Progress 4GL and web-based applications to access non-Progress data sources and allow the integration of new and legacy applications with diverse databases.

     Progress DataServer products include the Progress Oracle(R) DataServer, the Progress ODBC DataServer, which is available in Enterprise and Personal editions, and the Progress/400 DataServer. These products provide an environment for developing and deploying Progress 4GL and web-based applications designed for heterogeneous, distributed computing environments.

  PROGRESS WEBSPEED

     Progress WebSpeed is a comprehensive environment for web-enabling existing applications and building new Internet Transaction Processing ("ITP") applications that deliver a high level of database connectivity and transaction management. Progress WebSpeed consists of two components: Progress WebSpeed Workshop and Progress WebSpeed Transaction Server. Progress WebSpeed Workshop is an integrated suite of development tools for building ITP applications that deliver powerful database connectivity and state management. Progress WebSpeed Transaction Server provides a robust platform for ITP applications that require high scalability and rapid response rates.

     Progress WebSpeed Workshop supports a component development paradigm that allows developers to create and share business logic across web and client/server applications. Developers can define and reuse SmartObjects in web and client/server applications, offering code inheritance, encapsulation and other object-oriented development features.

     Progress WebSpeed Transaction Server provides high throughput, dynamic load balancing, and scalability to handle thousands of simultaneous users. Progress WebSpeed Transaction Server includes record locking, transaction rollback, and two-phase commit capabilities that safeguard application and data integrity, even if transactions are interrupted, and ensure the integrity of transactions that span multiple databases.

PROGRESS APPTIVITY PRODUCT LINE

     Progress Apptivity provides the capabilities to let developers create applications that dynamically integrate and manage data from diverse business systems, including databases, enterprise and custom applications, and legacy systems. The Company released Progress Apptivity Version 3.0 in October 1998. In a single, integrated environment, Progress Apptivity Version 3 provides the enterprise application server and rapid application development tools that developers need to quickly develop and deploy business applications on the Web. Progress Apptivity is a complete development and deployment environment that tightly integrates an open, standards-based, highly scalable application server, a productive component-based, visual development environment and a component framework for building distributed business applications.

  PROGRESS APPTIVITY DEVELOPER

     Progress Apptivity Developer is an integrated development environment designed to simplify and accelerate the development of distributed, Web-deployed business applications that leverage the capabilities of the Progress Apptivity Application Server. The product provides a comprehensive toolset and component framework for developing both the client and server portions of the application. Progress Apptivity Developer provides a single integrated environment for building data-centric HTML pages, interactive Java forms and reusable Enterprise JavaBeans(TM) server components. The toolset includes a customizable environment, a color-coded editor, an integrated Java debugger and other productivity tools. Progress Apptivity Developer supports team-based development and speeds the development process with its SmartComponent framework and comprehensive set of wizards that perform many functions including page layout, creating client and server business logic and working with CORBA objects.

  PROGRESS APPTIVITY APPLICATION SERVER

     The Progress Apptivity Application Server is an open, standards-based and highly scalable application server that simplifies the process of web-enabling legacy business applications and data. The product includes numerous features such as an extensible CORBA-based server architecture that supports Enterprise JavaBeans and SmartAdapters(TM) that allow applications to access an external data source through a standard data interface model. Since Progress Apptivity Application Server maintains business logic on a central server, applications can be deployed faster and with lower maintenance costs. Progress Apptivity's SmartConnect capabilities, which include native support for JDBC-and ODBC-compliant databases, allow developers to build content-rich applications that dynamically aggregate and manage data from diverse business processes and data sources.

     Progress Apptivity Application Server has multi-threaded server architecture that provides a secure and scalable foundation for business applications. Progress Apptivity Application Server includes comprehensive security, load balancing and automatic failover that ensures no single point of failure and provides a high level of application reliability and scalability. The product has an Object Request Broker ("ORB")-neutral, CORBA-based architecture and includes IONA Technologies Plc's OrbixWeb, a leading business ORB. Progress Apptivity Application Server also includes Apptivity Explorer, an application monitoring and management tool.

INTERNET SOFTWARE QUALITY PRODUCT LINE

     The ISQ product line is the Company's newest and includes a set of products designed to provide a full line of solutions geared toward the management of applications and networks by determining their availability, performance and recoverability. The ISQ product line currently includes Progress(R) IPQoS(TM), Progress(R) IPAccounting(TM), Progress(R) Lighthouse(TM), Progress(R) ProtoSpeed(TM) and the Crescent Division product set.

  PROGRESS IPQOS

     Progress IPQoS enables developers to introduce a new element into network management capabilities -- the ability to monitor service levels for specific network resources throughout the entire network. Progress IPQoS integrates with standard SNMP management platforms including SPECTRUM(R), OpenView, Tivoli(R) and others to add socket-level TCP/IP and IPX/SPX resource monitoring. Progress IPQoS allows users to detect and identify resource and application failures in the network, create detailed reports of enterprise resources, visualize the performance of a particular resource using standard graphing capabilities and make decisions to route network traffic more efficiently based on historical trends.

  PROGRESS IPACCOUNTING

     Progress IPAccounting allows users to monitor and capture layer-3/layer-4 traffic. This includes email, e-commerce, voice over IP and video conferencing. Progress IPAccounting provides the functionality to filter network traffic by application protocol, IP address and port, log all or part of protocol transactions to a central database using filters, catalog requests and replies and log a total byte count for each protocol transaction, and associate the IP address of a protocol transaction with an authenticated user.

  PROGRESS LIGHTHOUSE

     Progress LightHouse delivers four essential services (persistence, installation, configuration and visualization) that allow for a sophisticated level of network device management and control. The persistence service is built on top of the extensible Progress Repository, which includes information about network devices, their properties, functions and relationships, and includes a browser interface for viewing, editing and navigating the data in this repository. Installation services use information from this repository to assign IP addresses to network devices. Configuration services allow users to edit settings and forward these settings to the device located on the network. Visualization services enable users to visualize network devices during operation and monitor performance levels.

  PROGRESS PROTOSPEED

     Progress ProtoSpeed is an Internet protocol debugger. Progress ProtoSpeed goes beyond traditional debugging capabilities by providing the ability to examine distributed objects from any location on the network. This simplifies distributed debugging by enabling developers to debug multiple objects: local and remote, running in the browser, outside the browser, or on the server. Progress ProtoSpeed also provides Internet protocol debugging capabilities, giving developers the ability to set breakpoints and modify and record multiple protocol streams in real-time.

  CRESCENT DIVISION PRODUCTS

     The Crescent Division of the Company provides advanced client/server tools and components to Visual Basic and Visual J++ development teams. The Crescent Division's strategy in the workgroup/departmental tools market complements Visual Basic and Visual J++ by offering an integrated suite of add-on tools and components that enable professional developers to make client/server business application development easy and intuitive. The products offered by the Crescent Division include Crescent Internet ToolPak(TM), QuickPak(R) VB/J++ and PDQComm(R).

PRODUCT DEVELOPMENT

     To date, most of the Company's products have been developed by its internal product development staff. Although the Company believes that the features and performance of its products are competitive with those of other available application development and deployment tools and that none of its current product versions is approaching obsolescence, the Company believes that continuing enhancements of its products will be required to enable the Company to maintain its competitive position.

     The Company intends to focus its principal future product development efforts on developing new products and updating existing products in order to realize the Company's vision of the expected direction of application development technology -- which the Company describes as Universal Application Architecture ("UAA"). UAA is an approach to application development and deployment technology that relies on server-centric performance and maintainability, component-based modularity and standards-based interoperability and integration.

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

     The Company's product development staff consisted of 225 employees as of November 30, 1998. Product development is primarily conducted at the Company's offices in Bedford, Massachusetts, Newark, California and Nashua, New Hampshire. Limited work related to product localization may also be performed at the Company's international subsidiaries. In fiscal years 1998, 1997 and 1996, the Company spent $32.2 million, $28.9 million and $26.4 million, respectively, on product development, of which $2.0 million, $1.9 million and $2.5 million, respectively, were capitalized in those years. The Company believes that the experience and depth of its product development staff are important factors in the Company's success.

CUSTOMERS

     The Company markets its products worldwide to ISVs and IT departments of corporations and government agencies. No single customer has accounted for more than 10% of the Company's total revenue in any of its last three fiscal years.

     Independent Software Vendors. The Company's ISVs provide the Company with broad market coverage, offer an extensive library of commercial applications and are a source of follow-on revenue. PSC publishes Application Catalogs and includes ISVs in trade shows and other marketing programs. PSC also has kept entry costs for ISVs low to encourage a wide variety of ISVs to build applications. An ISV typically takes 6 to 18 months to develop an application. Although many of the Company's ISVs have developed successful applications and have large installed customer bases, others are engaged in earlier stages of product development and marketing and may not contribute follow-on revenue to PSC for some time, if at all. However, if an ISV succeeds in marketing its applications, the Company obtains follow-on revenue as the ISV licenses copies of the Company's deployment products to permit its application to be installed and used by customers.

     IT Departments. PSC licenses its products to IT departments of corporations, government agencies and other organizations to build complex applications. Large IT departments that purchase ISV applications often also purchase the Company's development tools to supplement their internal application development. Like ISVs, IT customers may also license deployment products to install applications at additional user sites.

     Apptivity Resellers. In October 1997, the Company initiated the Apptivity Partner Program, a new reseller program designed to promote sales of its Apptivity line of Java business application development tools. While the Company has a long-standing ISV Program for its core products, the Apptivity Partner Program represents the first time that PSC has marketed its products through the pure reseller channel. The Apptivity Partner Program offers various levels of participation, with graded levels of competitive discounts. Resellers will purchase directly from PSC in order to eliminate potential channel conflicts. The Company provides technical and marketing assistance and is seeking to partner with a limited number of resellers in each major market.

SALES AND MARKETING

     The Company sells its products through its direct sales force in the United States and in over 20 other countries and through independent distributors in over 50 countries outside North America. The sales, marketing and service groups are organized by region into North America, EMEA, Asia Pacific, Latin America, and Japan. The Company believes that this structure allows it to maintain direct contact with and better support its customers and to control its international distribution. The Company's international subsidiaries provide focused local marketing efforts and are better able to directly respond to changes in local conditions. Financial information relating to business segment and international operations is detailed in Note 10 of Notes to Consolidated Financial Statements on page 43 in the 1998 Annual Report to Shareholders and is incorporated herein by reference.

     Sales personnel are responsible for developing new ISV and IT accounts, assisting ISVs in closing major accounts and servicing existing customers. The Company actively seeks to avoid conflict between the sales efforts of its ISVs and the Company's own sales efforts.

     PSC uses its telephone sales and sales administration groups to enhance its direct sales efforts and to generate new business and follow-on business from existing customers. These groups may provide evaluation copies to ISVs or IT organizations to help qualify them as prospective customers, and also sell additional development and deployment products to existing customers.

     The Company's marketing department conducts extensive marketing programs designed to ensure a stream of market-ready products, raise general awareness of PSC, generate leads for the PSC sales organization and promote the Company's various product lines. These programs include public relations, direct mail, participation in trade shows, advertising and production of collateral literature. The Company utilizes the "Powered by Progress" branding program in order to raise awareness of its products and their capabilities in the enterprise application development market. The Company sponsored three regional user conferences in the United States, the United Kingdom and Australia in fiscal 1998. The Company is planning to hold a single worldwide user conference in the United States in 1999.

CUSTOMER SUPPORT

     The Company's technical support staff provides telephone support to application developers and end-users using a computerized call tracking and problem reporting system. PSC also provides custom software development, consulting services and training throughout the world. The Company's software licenses generally are perpetual licenses. Customers may also purchase an annual maintenance service entitling them to software updates, technical support and technical bulletins. The annual fee for maintenance is generally 15% to 20% of the current list price of the product to be maintained; first year maintenance is not included with the Company's products and is purchased separately. The Company provides technical support to customers primarily through its technical support centers in Bedford, Massachusetts; Rotterdam, The Netherlands; and Melbourne, Australia. Some local support is also provided by international subsidiaries in their own countries.

     The Company's professional services organization delivers a total business solution for customers through a combination of products, consulting and education. The Company's worldwide consulting organization offers project management, custom development, programming, application implementation, Internet services, Y2K support, migration services and other services. The Company's consulting organization also provides services to Web-enable existing applications or take advantage of the capabilities of new product releases.

     Consulting and training services for customers outside North America are provided by personnel at the Company's international subsidiaries and distributors. Revenue from maintenance and services was 53%, 49% and 47% of total revenue for fiscal years 1998, 1997 and 1996, respectively.

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

     The Company competes with a number of entities, principally application development tools vendors, such as Forte Software Inc., Inprise Corporation, Powersoft Corporation, a subsidiary of Sybase, Inc., and Uniface, a division of Compuware Corporation, and relational database vendors offering tools in conjunction with their database systems, such as CA Ingres, a subsidiary of Computer Associates International, Inc., Informix Corporation, Microsoft Corporation, Oracle Corporation and Sybase, Inc. The Company believes that the database market is currently dominated by Oracle and Microsoft, and that there is no dominant application development tools vendor. Some of these competitors have greater financial, marketing or technical resources than the Company and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than can the Company. Increased competition could make it more difficult for the Company to maintain its market presence.

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

     The Company seeks to protect the source code of its products as a trade secret and as an unpublished copyrighted work. The Company has also made patent applications for some of its various product technologies. Where possible, the Company seeks to obtain protection of its product names through trademark registration and other similar procedures.

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

EMPLOYEES

     As of November 30, 1998, the Company had 1,201 employees worldwide, including 476 in sales and marketing, 309 in customer support and services (including manufacturing and distribution), 225 in product development and 191 in administration. The competition in recruiting skilled technical personnel in the computer software industry is intense. The Company believes that its ability to attract and retain qualified employees is an important factor in its growth and development, and that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to effectively conduct its business. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relations with employees are good.

     The Company has adopted policies with regard to issuance of stock options and payment of cash bonuses and contributions to retirement plans in years in which the Company has met or exceeded its financial plan. These policies are designed to minimize employee turnover, although there can be no assurance that such policies will be successful.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

                    NAME                       AGE                       POSITION
                    ----                       ---                       --------
Joseph W. Alsop..............................  53    President, Treasurer and Director
Jennifer J. Bergantino.......................  39    Vice President, Marketing and Strategic Planning
David G. Ireland.............................  52    Vice President and General Manager, Core Products
                                                     and Services
Richard D. Reidy.............................  39    Vice President, Product Development
Norman R. Robertson..........................  50    Vice President, Finance and Administration and
                                                     Chief Financial Officer
David P. Vesty...............................  46    Vice President, Worldwide Sales

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

     Mr. Ireland joined the Company in September 1997 as Vice President, Core Products and Services and was elected Vice President and General Manager, Core Products and Services in March 1998. From 1994 to 1997, Mr. Ireland was employed by Marcam Corporation, a computer software company, as a Vice President and General Manager. From 1992 to 1994, Mr. Ireland was employed by Cognos Inc., a computer software company, as Senior Vice President, Powerhouse Products.

     Mr. Reidy was elected Vice President, Development Tools in July 1996 and was elected Vice President, Product Development in July 1997. From 1994 to 1996, Mr. Reidy held various management positions within the product development organization of the Company. Mr. Reidy joined the Company in June 1985.

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

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales, support, marketing and product development facility is located in a single leased building of approximately 165,000 square feet in Bedford, Massachusetts. The Company leases approximately 58,000 square feet in Wilmington, Massachusetts and maintains its manufacturing and distribution operations at this location. In addition, the Company maintains offices in 18 other locations in North America and 31 locations outside North America. The Bedford lease expires in August 2002. The terms of all other leases generally range from one to seven years. The Company believes that its present and proposed facilities are adequate for its current needs and that suitable additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

     Naf Naf S.A. commenced an expert proceeding in the Paris Trade Court, Paris, France, against Progress Software S.A., Timeless S.A. and Digital Equipment France in May 1996. Progress Software Corporation was added as a party to the expert proceeding in June 1997. The basis of the proceeding against Progress Software was alleged late availability of Progress Software products and alleged product deficiencies after delivery by Timeless to Naf Naf of such products. On November 20, 1998 all the parties to the expert proceeding entered into a settlement agreement which became binding on the parties on December 4, 1998. The settlement did not have a material effect on the Company's consolidated financial position or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended November 30, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information appearing under the caption "Market for Registrant's Common Equity and Related Shareholder Matters" on page 45 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information appearing under the caption "Selected Consolidated Financial Data" on page 22 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 to 31 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 23 to 31 of the 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, related notes and independent auditors' report appearing on pages 32 to 44 of the 1998 Annual Report to Shareholders and the information appearing under the caption "Selected Quarterly Financial Data" on page 45 of the 1998 Annual Report to Shareholders are incorporated herein by reference.

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

     The information regarding directors set forth under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1998, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1998, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Holders and Management" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1998, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1998, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS

     The following financial statements are included in the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference:

     Consolidated Balance Sheets as of November 30, 1998 and 1997

     Consolidated Statements of Operations for the years ended November 30, 1998, 1997, and 1996

     Consolidated Statements of Shareholders' Equity for the years ended November 30, 1998, 1997, and 1996

     Consolidated Statements of Cash Flows for the years ended November 30, 1998, 1997, and 1996

     Notes to Consolidated Financial Statements

     Independent Auditors' Report

     Supplemental Financial Data not covered by the Independent Auditors'
     Report:

     Selected Quarterly Financial Data

(b) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended November 30, 1998.

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

 3.1     Restated Articles of Organization of the Company(1)
 3.1.1 Articles of Amendment to Restated Articles of Organization of the Company(2)
 3.1.2 Articles of Amendment to Restated Articles of Organization of the Company(3)
 3.2     By-Laws of the Company, as amended and restated(4)
 4.1     Specimen certificate for the Common Stock of the Company(5)
10.1     1984 Incentive Stock Option Plan, with amendments(6)
10.2     Amended and Restated 1984 Incentive Stock Option Plan(7)
10.3     1991 Employee Stock Purchase Plan, as amended(8)

10.4       Progress Software Corporation 401(k) Plan with Fidelity Institutional Retirement Services Company(9)
10.5       1992 Incentive and Nonqualified Stock Option Plan(10)
10.6       First Amended and Restated Lease dated August 11, 1994 between the Company and the Equitable Life
           Assurance Company of the United States(11)
10.7       1994 Stock Incentive Plan(12)
10.8       1993 Directors' Stock Option Plan(13)
10.9       1997 Stock Incentive Plan(14)
10.10      Employee Retention and Motivation Agreement executed by each of the Executive Officers
13.1       1998 Annual Report to Shareholders (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K)
21.1       List of Subsidiaries of the Registrant
23.1       Consent of Deloitte & Touche LLP
27.1       Financial Data Schedule (EDGAR version only)

---------------

 (1) Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

 (2) Incorporated by reference to Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

 (3) Incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

 (4) Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 31, 1991.

 (5) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

 (6) Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

 (7) Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

 (8) Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998.

 (9) Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

(10) Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(11) Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(12) Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(13) Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(14) Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997

(D) FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Bedford, Commonwealth of Massachusetts on the 24th day of February, 1999.

                                        PROGRESS SOFTWARE CORPORATION

                                        BY:       /s/ JOSEPH W. ALSOP
                                           -------------------------------------
                                                      Joseph W. Alsop
                                                  President and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                       TITLE                         DATE
                     ---------                                       -----                         ----

                /s/ JOSEPH W. ALSOP                  President, Treasurer, and Director     February 24, 1999
---------------------------------------------------  (Principal Executive Officer)
                  Joseph W. Alsop

              /s/ NORMAN R. ROBERTSON                Vice President, Finance and            February 24, 1999
---------------------------------------------------  Administration and Chief Financial
                Norman R. Robertson                  Officer (Principal Financial Officer)

             /s/ DAVID H. BENTON, JR.                Corporate Controller (Principal        February 24, 1999
---------------------------------------------------  Accounting Officer)
               David H. Benton, Jr.

                /s/ LARRY R. HARRIS                  Director                               February 24, 1999
---------------------------------------------------
                  Larry R. Harris

              /s/ ROBERT J. LEPKOWSKI                Director                               February 24, 1999
---------------------------------------------------
                Robert J. Lepkowski

                /s/ MICHAEL L. MARK                  Director                               February 24, 1999
---------------------------------------------------
                  Michael L. Mark

                /s/ ARTHUR J. MARKS                  Director                               February 24, 1999
---------------------------------------------------
                  Arthur J. Marks

               /s/ SCOTT A. MCGREGOR                 Director                               February 24, 1999
---------------------------------------------------
                 Scott A. McGregor

                 /s/ AMRAM RASIEL                    Director                               February 24, 1999
---------------------------------------------------
                   Amram Rasiel

                /s/ JAMES W. STOREY                  Director                               February 24, 1999
---------------------------------------------------
                  James W. Storey

                                 EXHIBIT INDEX

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
 3.1      Restated Articles of Organization of the Company(1)
 3.1.1    Articles of Amendment to Restated Articles of Organization
          of the Company(2)
 3.1.2    Articles of Amendment to Restated Articles of Organization
          of the Company(3)
 3.2      By-Laws of the Company, as amended and restated(4)
 4.1      Specimen certificate for the Common Stock of the Company(5)
10.1      1984 Incentive Stock Option Plan, with amendments(6)
10.2      Amended and Restated 1984 Incentive Stock Option Plan(7)
10.3      1991 Employee Stock Purchase Plan, as amended(8)
10.4      Progress Software Corporation 401(k) Plan with Fidelity
          Institutional Retirement Services Company(9)
10.5      1992 Incentive and Nonqualified Stock Option Plan(10)
10.6      First Amended and Restated Lease dated August 11, 1994
          between the Company and the Equitable Life Assurance Company of the United States(11)
10.7      1994 Stock Incentive Plan(12)
10.8      1993 Directors' Stock Option Plan(13)
10.9      1997 Stock Incentive Plan(14)
10.10     Employee Retention and Motivation Agreement executed by each of the Executive Officers
13.1      1998 Annual Report to Shareholders (which is not deemed to be "filed" except to the extent that portions thereof are
          expressly incorporated by reference in this Annual Report on
          Form 10-K)
21.1      List of Subsidiaries of the Registrant
23.1      Consent of Deloitte & Touche LLP
27.1      Financial Data Schedule (EDGAR version only)

---------------

 (1) Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

 (2) Incorporated by reference to Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

 (3) Incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

 (4) Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 31, 1991.

 (5) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

 (6) Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

 (7) Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

 (8) Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998.

 (9) Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

(10) Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(11) Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(12) Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(13) Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(14) Incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997