Form 10-Q
period 1999-02-28
PROGRESS SOFTWARE CORP /MA
filed 1999-04-13
CIK 876167

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

                For the Quarterly Period Ended February 28, 1999

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

As of April 8, 1999, there were 17,515,111 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


================================================================================

                          PROGRESS SOFTWARE CORPORATION

                                    FORM 10-Q

                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----

PART I.     FINANCIAL INFORMATION

ITEM 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets as of
            February 28, 1999 and November 30, 1998                      3

            Condensed Consolidated Statements of Income for
            the three months ended February 28, 1999 and 1998            4

            Condensed Consolidated Statements of Cash Flows
            for the three months ended February 28, 1999 and 1998        5

            Notes to Condensed Consolidated Financial Statements         6

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          8

PART II.    OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K                            15

            Signatures                                                  16

PART 1.    FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          PROGRESS SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                             February 28,     November 30,
                                                                                1999              1998
                                                                                ----              ----

ASSETS
Current assets:
  Cash and equivalents                                                        $  36,951        $  50,155
  Short-term investments                                                         77,076           63,844
  Accounts receivable                                                            41,210           40,779
  Other current assets                                                           11,049            9,855
  Deferred income taxes                                                           8,359            8,415
                                                                              ---------        ---------
          Total current assets                                                  174,645          173,048
                                                                              ---------        ---------

Property and equipment-net                                                       21,251           22,458
Capitalized software costs-net                                                    4,258            4,742
Other assets                                                                      4,699            6,460
                                                                              ---------        ---------
          Total                                                               $ 204,853        $ 206,708
                                                                              =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  11,665        $  12,461
  Accrued compensation and related taxes                                         13,531           23,041
  Income taxes payable                                                            7,219           10,276
  Other current liabilities                                                       8,587            8,140
  Deferred revenue                                                               55,057           49,942
                                                                              ---------        ---------
          Total current liabilities                                              96,059          103,860
                                                                              ---------        ---------

Minority interest in subsidiary                                                      96              155
Commitments and contingent liabilities
Shareholders' equity:
  Preferred stock, authorized, 1,000 shares; issued, none
  Common stock, authorized, 50,000 shares; issued, 17,269
    shares in 1999 and 17,090 shares in 1998                                        173              171
  Additional paid-in capital                                                     21,954           18,795
  Retained earnings                                                              88,775           84,115
  Unrealized holding gains on short-term investments                                452              503
  Cumulative translation adjustments                                             (2,656)            (891)
                                                                              ---------        ---------
          Total shareholders' equity                                            108,698          102,693
                                                                              ---------        ---------
          Total                                                               $ 204,853        $ 206,708
                                                                              =========        =========


See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 THREE MONTHS ENDED FEBRUARY 28,
                                                 -------------------------------
                                                       1999            1998
                                                       ----            ----

Revenue:
  Software licenses                                 $ 33,129        $ 27,646
  Maintenance and services                            34,016          26,500
                                                    --------        --------
          Total revenue                               67,145          54,146
                                                    --------        --------

Costs and expenses:
  Cost of software licenses                            3,106           2,835
  Cost of maintenance and services                    12,513           9,638
  Sales and marketing                                 25,783          22,552
  Product development                                  9,294           7,114
  General and administrative                           6,794           7,139
                                                    --------        --------
          Total costs and expenses                    57,490          49,278
                                                    --------        --------
Income from operations                                 9,655           4,868
                                                    --------        --------

Other income (expense):
  Interest income                                      1,206             902
  Foreign currency losses                               (507)           (479)
  Minority interest                                       59              53
  Other income (expense)                                  23             (49)
                                                    --------        --------
          Total other income                             781             427
                                                    --------        --------

Income before provision for income taxes              10,436           5,295
Provision for income taxes                             3,339           1,748
                                                    --------        --------
Net income                                          $  7,097        $  3,547
                                                    ========        ========

Basic earnings per share                            $   0.41        $   0.21
                                                    ========        ========
Weighted average shares outstanding (basic)           17,322          17,286
                                                    ========        ========

Diluted earnings per share                          $   0.35        $   0.19
                                                    ========        ========
Weighted average shares outstanding (diluted)         20,073          18,456
                                                    ========        ========


See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    THREE MONTHS ENDED FEBRUARY 28,
                                                                    -------------------------------
                                                                        1999            1998
                                                                        ----            ----
Cash flows from operating activities:
  Net income                                                          $  7,097        $  3,547
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment              2,780           2,571
    Amortization of capitalized software costs                             559             542
    Amortization of intangible assets                                      199             459
    Deferred income taxes                                                 (249)           (161)
    Minority interest                                                      (59)            (53)
    Noncash compensation                                                    15               -
    Changes in operating assets and liabilities:
        Accounts receivable                                             (2,171)          1,808
        Other current assets                                            (1,408)           (955)
        Accounts payable and accrued liabilities                        (9,180)         (4,334)
        Income taxes payable                                              (795)            861
        Deferred revenue                                                 7,121           6,135
                                                                      --------        --------
            Total adjustments                                           (3,188)          6,873
                                                                      --------        --------
            Net cash provided by operating activities                    3,909          10,420
                                                                      --------        --------

Cash flows from investing activities:
  Purchases of investments available for sale                          (27,266)         (6,443)
  Maturities of investments available for sale                          13,983           2,912
  Purchases of property and equipment                                   (1,965)         (2,177)
  Capitalized software costs                                               (75)           (120)
  Acquisition of distributor                                                 -          (5,000)
  Decrease (increase) in other noncurrent assets                           (30)            186
                                                                      --------        --------
            Net cash used for investing activities                     (15,353)        (10,642)
                                                                      --------        --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                 4,706             888
  Repurchase of common stock                                            (6,125)        (10,129)
                                                                      --------        --------
            Net cash used for financing activities                      (1,419)         (9,241)
                                                                      --------        --------
Effect of exchange rate changes on cash                                   (341)             55
                                                                      --------        --------

Net decrease in cash and equivalents                                   (13,204)         (9,408)
Cash and equivalents, beginning of period                               50,155          39,451
                                                                      --------        --------
Cash and equivalents, end of period                                   $ 36,951        $ 30,043
                                                                      ========        ========

Supplemental disclosure of noncash financing activities:

   Income tax benefit from employees' exercise of stock options       $  2,129        $     91
                                                                      ========        ========


 See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Progress Software Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended November 30, 1998.

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

3.   Earnings Per Share

     Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method.

4.   Comprehensive Income

     Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires presentation of the components of comprehensive income, including unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows (in thousands):

                                                                   THREE MONTHS ENDED FEBRUARY 28,
                                                                   -------------------------------
                                                                     1999                   1998
                                                                     ----                   ----

     Net income                                                     $7,097                 $3,547
     Foreign currency translation adjustments                       (1,765)                  (37)
     Unrealized holding gains (losses) on investments                  (51)                   118
                                                                    ------                 ------
           Total comprehensive income                               $5,281                 $3,628
                                                                    ======                 ======

5.   New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and the Company will adopt SFAS 133 in the first quarter of fiscal 2000. The Company is currently evaluating this statement, but does not expect that it will have a material effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information which involves risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors, some of which are described in greater detail below under the heading "Factors That May Affect Future Results," include, but are not limited to, the effect of Year 2000 issues, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, the growth rates of certain market segments, the positioning of the Company's products in those market segments, variations in the demand for customer service and technical support, pricing pressures and the competitive environment in the software industry, business and consumer use of the Internet and the Company's ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face.

RESULTS OF OPERATIONS

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three months ended February 28, 1999 and 1998.


                                                 Percentage of Total Revenue   Period-to-Period Change
                                                 ---------------------------   -----------------------
                                                     Three Months Ended             Three Months
                                                 ---------------------------
                                                 February 28,   February 28,        1999 Compared
                                                     1999           1998               to 1998
                                                 ------------   ------------        -------------
Revenue:
  Software licenses                                  49%             51%                  20%
  Maintenance and services                           51              49                   28
                                                                    ---
          Total revenue                             100             100                   24
                                                    ---             ---
Costs and expenses:
  Cost of software licenses                           5               5                   10
  Cost of maintenance and services                   19              18                   30
  Sales and marketing                                38              42                   14
  Product development                                14              13                   31
  General and administrative                         10              13                   (5)
                                                    ---             ---
          Total costs and expenses                   86              91                   17
                                                    ---             ---
Income from operations                               14               9                   98
                                                    ---             ---
Other income, net                                     2               1                   83
                                                    ---             ---
Income before provision for income taxes             16              10                   97
Provision for income taxes                            5               3                   91
                                                    ---             ---
Net income                                           11%              7%                 100%
                                                    ===             ===



The Company's total revenue increased 24% from $54.1 million in the first quarter of fiscal 1998 to $67.1 million in the first quarter of fiscal 1999. The increase in total revenue was due to an increase in software license revenue of 20% and an increase in maintenance and services revenue of 28%. Software license revenue increased from $27.6 million in the first quarter of fiscal 1998 to $33.1 million in the first quarter of fiscal 1999. The increase in software license revenue is attributable to greater acceptance of the Company's products, including Progress(R) Version 8 and Progress(R) Version 9, the most current versions of the Company's flagship development and deployment product set, and, to a lesser extent, new Internet-focused products such as Progress(R) WebSpeed(R) Version 3 and Progress(R) Apptivity(TM) Version
3. Progress Version 9 was released in December 1998. The Company also experienced an increase in sales to Independent Software Vendors (ISVs), value-added resellers who resell the Company's products in conjunction with the sale of their applications. The increase in sales to ISVs is primarily due to greater deployment revenue from database, dataservers and reporting tools products.

Maintenance and services revenue increased 28% from $26.5 million in the first quarter of fiscal 1998 to $34.0 million in the first quarter of fiscal 1999. The increase in maintenance and services revenue was primarily a result of growth in the Company's installed customer base, renewal of maintenance contracts and increased consulting revenue. The Company is dedicating more resources to its service businesses in order to take advantage of the market opportunities associated with companies buying packaged applications and engaging service providers to customize such packages.

Total revenue generated in markets outside North America increased 37% from $30.3 million in the first quarter of fiscal 1998 to $41.6 million in the first quarter of fiscal 1999. Such revenue increased as a percentage of total revenue from 56% in the first quarter of fiscal 1998 to 62% in the first quarter of fiscal 1999. Changes in foreign exchange rates from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 did not have a significant impact on total revenue. On a constant currency basis, total revenue would have increased by 23% versus the 24% reported.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 10% from $2.8 million in the first quarter of fiscal 1998 to $3.1 million in the first quarter of fiscal 1999, but decreased as a percentage of software license revenue from 10% to 9%. The dollar increase was due primarily to higher royalty expense. The percentage decrease was primarily due to fixed production costs increasing at a slower rate of growth than license revenue.

Cost of maintenance and services consists primarily of costs of providing customer technical support, consulting and education. Cost of maintenance and services increased 30% from $9.6 million in the first quarter of fiscal 1998 to $12.5 million in the first quarter of fiscal 1999 and increased as a percentage of maintenance and services revenue from 36% to 37%. The percentage increase was due primarily to slightly lower margins in the Company's service business in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. Consulting revenue and education revenue generally have a lower margin than maintenance revenue due to the amount of resources required to generate such revenue. The dollar increase was due primarily to an increase in the technical support, consulting and education staff in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998 and greater usage of outside contractors to fulfill demand for consulting services. The Company increased its technical support, education, and consulting staff from 263 at the end of the first quarter of fiscal 1998 to 304 at the end of the first quarter of fiscal 1999. The Company expects its headcount for technical support, consulting and education to continue to increase through the remainder of fiscal 1999 primarily due to the need to satisfy increased demand for consulting and education services. However, there can be no assurance that the Company will be successful in recruiting and retaining such personnel.

Sales and marketing expenses increased 14% from $22.6 million in the first quarter of fiscal 1998 to $25.8 million in the first quarter of fiscal 1999 but decreased as a percentage of total revenue from 42% to 38%. The percentage decrease was due to increased productivity from the Company's sales and marketing efforts. If the Company is able to achieve its planned revenue, sales and marketing expenses are expected to continue to increase at a slower rate of growth than revenue during the remainder of fiscal 1999. The dollar increase in sales and marketing expenses was primarily due to an increase in headcount in the sales, sales support and marketing staff and, to a lesser extent, a slight increase in the level of discretionary marketing spending. The amount of discretionary marketing expenses can vary from period to period depending on the timing of significant trade shows, advertising campaigns and direct mail solicitations. The headcount increase was primarily to support international growth and new product lines. The

Company increased its sales, sales support and marketing staff from 463 at the end of the first quarter of fiscal 1998 to 502 at the end of the first quarter of fiscal 1999.

Product development expenses increased 31% from $7.1 million in the first quarter of fiscal 1998 to $9.3 million in the first quarter of fiscal 1999 and increased as a percentage of total revenue from 13% to 14%. Total product development spending increased by 30% from $7.2 million in the first quarter of fiscal 1998 to $9.4 million in the first quarter of fiscal 1999. The increase was primarily due to an increase in headcount required to support continued new product development efforts. The major product development efforts in the first quarter of fiscal 1999 primarily related to the development of the next versions of the Company's various product lines. Capitalized software costs weren't significant in the first quarter of each fiscal year due to the stage of the Company's various development projects. The product development staff increased from 198 at the end of the first quarter of fiscal 1998 to 241 at the end of the first quarter of fiscal 1999.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses decreased 5% from $7.1 million in the first quarter of fiscal 1998 to $6.8 million in the first quarter of fiscal 1999 and decreased as a percentage of total revenue from 13% to 10%. The dollar decrease in general and administrative expenses was primarily due to lower goodwill amortization charges in the first quarter of fiscal 1999 and initial start-up expenses associated with the Company's subsidiary in Brazil in the first quarter of fiscal 1998, partially offset by increased headcount. The Company increased its administrative staff from 185 at the end of the first quarter of fiscal 1998 to 197 at the end of the first quarter of fiscal 1999.

Other income increased 83% from $0.4 million in the first quarter of fiscal 1998 to $0.8 million in the first quarter of fiscal 1999 primarily due to an increase in interest income from higher average cash balances. Other income also includes foreign currency gains and losses and the minority interest in the Company's joint venture in Japan. Foreign currency losses in each period primarily relate to the translation and settlement of short-term intercompany receivables.

The Company's effective tax rate was 33% in the first quarter of fiscal 1998 and 32% in the first quarter of 1999 and was based upon the estimated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At the end of the first quarter of fiscal 1999, the Company's cash and short-term investments totaled $114.0 million. The balance remained approximately the same as at year-end as cash generated from operations and proceeds from stock issuances in the first quarter of fiscal 1999 were offset by common stock repurchases and capital expenditures.

The Company generated $3.9 million in cash from operations in the first quarter of fiscal 1999 as compared to $10.4 million in the first quarter of fiscal 1998. The decrease was primarily due to the timing of payments as accounts payable and other accrued liabilities decreased by $9.2 million in the first quarter of fiscal 1999 as compared to a decrease of $4.3 million in the first quarter of fiscal 1998.

The Company purchased 218,000 shares of its common stock for $6.1 million in the first quarter of fiscal 1999 as compared to 745,000 shares for $10.1 million in the first quarter of fiscal 1998. In September 1998, the Board of Directors authorized, through September 30, 1999, the purchase of up to 5,000,000 shares of the Company's common stock, at such times as the Company deems such purchases to be an effective use of cash, for various purposes including the issuance of shares pursuant to the Company's stock option plans. At February 28, 1999, there remained approximately 4,500,000 shares of common stock available for repurchase under this authorization.

The Company purchased $2.0 million of property and equipment in the first quarter of fiscal 1999 and $2.2 million in the first quarter of fiscal 1998. The purchases consisted primarily of computer equipment and software, furniture and fixtures, and leasehold improvements. The property and equipment purchases were for supporting the continued growth in the business, replacement of older equipment and renovations to various locations.

The Company believes that existing cash balances together with funds generated from operations will be sufficient to finance the Company's operations and meet its foreseeable cash requirements (including planned capital expenditures and lease commitments) through the next twelve months.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes standards for derivative instruments and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 and the Company will adopt SFAS 133 in the first quarter of fiscal 2000. The Company is currently evaluating this statement, but does not expect that it will have a material effect on the Company's financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company has established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency exchange.

The Company's exposure to market rate risk for changes in interest rates relates to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and has policies limiting, among other things, the amount of credit exposure to any one issuer. The Company limits default risk by purchasing only investment-grade securities. The Company's investments are all fixed rate instruments. In addition, the Company has classified all its debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk.

The Company has entered into foreign exchange option contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option contracts are recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries.

YEAR 2000

The Year 2000 presents potential concerns and issues for the Company as well as other companies in the information technology industry. In general, Year 2000 readiness issues typically arise in computer software and hardware systems that use two digit date formats, instead of four digits, to represent a particular year. Users must test their unique combination of hardware, system software (operating systems, transaction processors and database systems) and application software in order for Year 2000 readiness to be achieved.

With the exception of the products discussed below, the Company believes that the most current versions of its products are Year 2000 ready. For example, the Company's Progress product set fully supports four-digit years. The Progress product set internally stores dates as integers representing the number of days from a base date. For customers who require the entry and display of two digit years, the Progress product set provides the ability to specify a range of years for comparison and calculation. Therefore, the Company does not believe that the most current versions of its products, except those discussed below, will be adversely affected by date changes in the Year 2000.

The Company does not intend to test Progress products that will be retired as of January 1, 2000. The Company is encouraging customers who are using such products to either upgrade to a more current version or conduct their own testing to determine if the continued use of such products allows them to meet their own Year 2000 readiness objectives. There can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, including ISVs, end users and distributors, to be Year 2000 ready. In addition, there can be no assurances that the Company's products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company.

While the Company believes that the most current versions of its products are Year 2000 ready, other factors may result in an application created using the Company's products not being Year 2000 ready. Some of these factors include improper programming techniques used in creating the application or non-compliance of the underlying hardware or operating system on which the software runs. The Company does not believe that it would be liable in such events. However, due to the unprecedented nature of potential litigation related to Year 2000 readiness as discussed in the industry and popular press, the most likely worst case scenario is that the Company would be subject to litigation. It is uncertain whether or to what extent the Company may be affected by such litigation.

The Company has tested the current versions of its three Crescent products and determined that two products were not Year 2000 ready. Free patches that fix the Year 2000 issues for these products are available on the Company's website. The Company does not intend to test earlier versions of those Crescent products or retired Crescent products. The Company cautions users of such products to conduct their own testing to determine if the continued use of such products allows them to meet their own Year 2000 readiness objectives.

The Company is not aware of any material operational issues or costs associated with preparing its internal systems, both information technology (IT) and non-IT systems, for the Year 2000. Although assessment and testing are ongoing, the Company believes that all material internal systems are Year 2000 ready. However, there can be no assurance that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems. These systems are based primarily on the Company's own software products with respect to applications and also include third-party software and hardware technology. The Company has not assessed fully the Year 2000 readiness of material third parties, such as public utilities and key suppliers, who provide external services to the Company. The Company expects to complete these assessments and testing, as well as the testing of its internal systems, by the Fall of 1999 and does not anticipate that any of these potential issues will have a material adverse effect on the Company's business, financial condition and operating results. All costs related to Year 2000 issues are being expensed as incurred and the Company does not expect the total costs of evaluation and testing to be material. The Company has begun to develop contingency plans and will continue to evaluate the scope of such plans based on the outcome of its assessment and testing of the Year 2000 readiness of material third parties.

Resolving Year 2000 readiness issues impacts almost every customer and may potentially absorb significant portions of their budgets and time in the near term. As the Year 2000 approaches, customers may delay software purchases as they devote more time to preparing and testing their existing systems and applications for Year 2000 readiness. It is uncertain whether or to what extent the Company's revenue may be impacted by such actions.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond the Company's control. The following discussion highlights some of these risks. In addition, risks and uncertainties related to Year 2000 issues are described above under the heading "Year 2000."

The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors. Some of these factors include changes in demand for the Company's products, introduction, enhancement or announcement of products by the Company and its competitors, market acceptance of new products, size and timing of significant orders, budgeting cycles of customers, mix of distribution channels, mix of products and services sold, mix of international and North American revenues, fluctuations in currency exchange rates, changes in the level of operating expenses, changes in the Company's sales incentive plans, customer order deferrals in anticipation of new products announced by the Company or its competitors and general economic conditions. Revenue forecasting is uncertain, in large part, because the Company generally ships its products shortly after receipt of orders. Most of the Company's expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in the Company's revenue, or a decrease in the rate of growth of such revenue, would have a material adverse effect on the profitability of the Company.

The Company develops, markets and supports application development, deployment and management software. Its core product line, Progress, is composed primarily of Progress(R) ProVision(TM), Progress(R) RDBMS(TM), Progress WebSpeed, Progress(R) Open AppServer(TM) and Progress(R) DataServers(TM). In December 1998, the Company began shipping the latest major enhancement to the Progress product line, Progress Version 9.0. The Progress Apptivity product line consists of Apptivity Developer and Apptivity Server. The Company began commercial shipments of Progress Apptivity Version 3.0 in October 1998. The ISQ product line is a set of software products that measure, monitor and manage the availability, performance and recoverability of enterprise networks and ensure overall system and application quality. Progress(R) IPQoS(TM) Version 2.0, the latest ISQ product, began shipping in March 1999.

The Company believes that the Progress product set, Progress Apptivity, and the ISQ product set have features and functionality that enable the Company to compete effectively with other vendors of application development products. Ongoing enhancements to these product lines will be required to enable the Company to maintain its competitive position. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Delays in the release of enhancements could have a material adverse effect on the Company's business, financial condition, and operating results.

The Company has derived most of its revenue from its core product line, Progress, and other products that complement Progress and are generally licensed only in conjunction with Progress. Accordingly, the Company's future results depend on continued market acceptance of Progress and any factor adversely affecting the market for Progress could have a material adverse effect on the Company's business and its financial results. Future results also depend upon the Company's continued successful distribution of its products through its ISV channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. ISVs resell the Company's products along with their own applications, and any adverse effect on their business related to competition, pricing and other factors could have a material adverse effect on the Company's business, financial condition, and operating results.

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

The Company hopes that Progress Apptivity, the ISQ product set and other new products will contribute positively to the Company's future results. The market for Internet transaction processing products is highly competitive. Global commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. There can be no assurance that the Company's products will be successful in penetrating these new and evolving markets. The market for Java-based business application development and deployment tools, such as Progress Apptivity, is in the early stages of commercial adoption. There can be no assurance that Java will emerge as a viable programming language for large-scale business application deployment environments.

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

Approximately 58% of the Company's total revenue in the first quarter of fiscal 1999, as compared to 53% in the first quarter of fiscal 1998, was attributable to international sales made through its subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations which are conducted in foreign currencies, changes in the value of these foreign currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences. Any one of these factors could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations, and, consequently, on the Company's business, financial condition, and operating results.

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

The Company's success is heavily dependent upon its proprietary software technology. The Company relies principally on a combination of contract provisions and copyright, trademark, patent and trade secret laws to protect its proprietary technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and operating results.

The Company also utilizes certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future.

The market price of the Company's common stock, like that of other technology companies, is highly volatile and is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors. The Company's stock price may also be affected by broader market trends unrelated to the Company's performance.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     27.1 - Financial Data Schedule (EDGAR Version Only)

b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended February 28, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PROGRESS SOFTWARE CORPORATION
                          -----------------------------
                                  (Registrant)

Dated: April 13, 1999                  /s/ Joseph W. Alsop
                                      ---------------------------------------
                                      Joseph W. Alsop
                                      President
                                      (Principal Executive Officer)


Dated: April 13, 1999                  /s/ Norman R. Robertson
                                      ---------------------------------------
                                      Norman R. Robertson
                                      Vice President, Finance and Administration
                                      and Chief Financial Officer
                                      (Principal Financial Officer)


Dated: April 13, 1999                   /s/ David H. Benton, Jr.
                                      ---------------------------------------
                                      David H. Benton, Jr.
                                      Corporate Controller
                                      (Principal Accounting Officer)