Form 10-Q
period 1999-05-31
PROGRESS SOFTWARE CORP /MA
filed 1999-07-13
CIK 876167

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

          For the Quarterly Period Ended May 31, 1999

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

As of July 9, 1999, there were 16,918,000 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


================================================================================

                          PROGRESS SOFTWARE CORPORATION

                                    FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----

PART I.        FINANCIAL INFORMATION


ITEM 1.        Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets as of
               May 31, 1999 and November 30, 1998                            3

               Condensed Consolidated Statements of Income for
               the three and six months ended May 31, 1999 and
               May 31, 1998                                                  4

               Condensed Consolidated Statements of Cash Flows
               for the six months ended May 31, 1999 and
               May 31, 1998                                                  5

               Notes to Condensed Consolidated Financial Statements          6

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           8



PART II.       OTHER INFORMATION

ITEM 4.        Submission of Matters to a Vote of Security Holders          15

ITEM 6.        Exhibits and Reports on Form 8-K                             16

               Signatures                                                   17

PART I.        FINANCIAL INFORMATION
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          PROGRESS SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                   May 31, 1999     November 30, 1998
                                                                   ------------     -----------------
ASSETS
Current assets:
  Cash and equivalents                                               $ 40,784           $ 50,155
  Short-term investments                                               72,293             63,844
  Accounts receivable                                                  43,472             40,779
  Other current assets                                                 10,455              9,855
  Deferred income taxes                                                 8,511              8,415
                                                                     --------           --------
          Total current assets                                        175,515            173,048
                                                                     --------           --------

Property and equipment-net                                             21,222             22,458
Capitalized software costs-net                                          3,842              4,742
Other assets                                                            6,541              6,460
                                                                     --------           --------
          Total                                                      $207,120           $206,708
                                                                     ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 13,957           $ 12,461
  Accrued compensation and related taxes                               15,346             23,041
  Income taxes payable                                                  7,300             10,276
  Other current liabilities                                             8,275              8,140
  Deferred revenue                                                     55,941             49,942
                                                                     --------           --------
          Total current liabilities                                   100,819            103,860
                                                                     --------           --------

Minority interest in subsidiary                                            61                155
Commitments and contingent liabilities
Shareholders' equity:
  Preferred stock, authorized, 1,000 shares; issued, none
  Common stock, authorized, 75,000 shares in
    1999 and 50,000 in 1998; issued, 16,842 shares in
    1999 and 17,090 shares in 1998                                        168                171
  Additional paid-in capital                                           22,781             18,795
  Retained earnings                                                    84,570             84,115
  Other comprehensive income                                           (1,279)              (388)
                                                                     --------           --------
          Total shareholders' equity                                  106,240            102,693
                                                                     --------           --------
          Total                                                      $207,120           $206,708
                                                                     ========           ========

See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  Three Months Ended May 31,     Six Months Ended May 31,
                                                  -------------------------      -----------------------
                                                      1999           1998           1999           1998
                                                      ----           ----           ----           ----
Revenue:
  Software licenses                                $ 32,124       $ 27,686       $  65,253       $ 55,332
  Maintenance and services                           38,626         29,420          72,642         55,920
                                                   --------       --------       ---------       --------
          Total revenue                              70,750         57,106         137,895        111,252
                                                   --------       --------       ---------       --------

Costs and expenses:
  Cost of software licenses                           3,140          2,438           6,246          5,273
  Cost of maintenance and services                   13,198         11,833          25,711         21,471
  Sales and marketing                                27,131         22,036          52,914         44,588
  Product development                                 9,895          8,133          19,189         15,247
  General and administrative                          7,001          6,727          13,795         13,866
                                                   --------       --------       ---------       --------
          Total costs and expenses                   60,365         51,167         117,855        100,445
                                                   --------       --------       ---------       --------
Income from operations                               10,385          5,939          20,040         10,807
                                                   --------       --------       ---------       --------

Other income (expense):
  Interest income                                     1,199            996           2,406          1,898
  Foreign currency gain (loss)                          (43)            42            (549)          (437)
  Minority interest                                      35              2              94             55
  Other income (expense)                                (46)            (5)            (25)           (54)
                                                   --------       --------       ---------       --------
          Total other income                          1,145          1,035           1,926          1,462
                                                   --------       --------       ---------       --------

Income before provision for income taxes             11,530          6,974          21,966         12,269
Provision for income taxes                            3,690          2,301           7,029          4,049
                                                   --------       --------       ---------       --------
Net income                                         $  7,840       $  4,673       $  14,937       $  8,220
                                                   ========       ========       =========       ========

Basic earnings per share                           $   0.46       $   0.27       $    0.86       $   0.48
                                                   ========       ========       =========       ========
Weighted average shares outstanding (basic)          17,218         17,289          17,270         17,288
                                                   ========       ========       =========       ========

Diluted earnings per share                         $   0.40       $   0.24       $    0.76       $   0.43
                                                   ========       ========       =========       ========
Weighted average shares outstanding (diluted)        19,429         19,491          19,751         18,974
                                                   ========       ========       =========       ========

See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Six Months Ended May 31,
                                                                    -----------------------
                                                                      1999           1998
                                                                      ----           ----
Cash flows from operating activities:
  Net income                                                        $ 14,937       $  8,220
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment            5,379          5,942
    Amortization of capitalized software costs                         1,081            892
    Amortization of intangible assets                                    329            653
    Deferred income taxes                                               (361)          (295)
    Minority interest in subsidiary                                      (94)           (55)
    Noncash compensation                                                  30             --
    Changes in operating assets and liabilities:
       Accounts receivable                                            (5,157)        (1,505)
       Other current assets                                             (909)        (1,866)
       Accounts payable and accrued expenses                          (4,986)         2,573
       Income taxes payable                                              995          1,044
       Deferred revenue                                                8,539         10,492
                                                                    --------       --------
          Total adjustments                                            4,846         17,875
                                                                    --------       --------
          Net cash provided by operating activities                   19,783         26,095
                                                                    --------       --------

Cash flows from investing activities:
  Purchases of investments available for sale                        (32,857)       (19,901)
  Maturities of investments available for sale                        24,069          4,861
  Sales of investments available for sale                                 --            100
  Purchase of property and equipment                                  (4,588)        (4,831)
  Capitalized software costs                                            (181)          (173)
  Acquisition of distributor                                              --         (5,000)
  Decrease (increase) in other noncurrent assets                      (1,606)           128
                                                                    --------       --------
          Net cash used for investing activities                     (15,163)       (24,816)
                                                                    --------       --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                               8,108          5,244
  Repurchase of common stock                                         (22,408)       (18,561)
                                                                    --------       --------
          Net cash used for financing activities                     (14,300)       (13,317)
                                                                    --------       --------
Effect of exchange rate changes on cash                                  309            (40)
                                                                    --------       --------

Net decrease in cash and equivalents                                  (9,371)       (12,078)
Cash and equivalents, beginning of period                             50,155         39,451
                                                                    --------       --------
Cash and equivalents, end of period                                 $ 40,784       $ 27,373
                                                                    ========       ========

Supplemental disclosure of noncash financing activities:
  Income tax benefit from employees' exercise of stock options      $  3,774       $  1,033
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

4.   Comprehensive Income

     Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires presentation of the components of comprehensive income, including unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows (in thousands):

                                                                 Three Months Ended May 31,
                                                                 -------------------------
                                                                     1999         1998
                                                                     ----         ----
          Net income                                               $ 7,840       $4,673
          Foreign currency translation adjustments                   1,213         (154)
          Unrealized holding losses on investments                    (288)        (111)
                                                                   -------       ------
                Total comprehensive income                         $ 8,765       $4,408
                                                                   =======       ======

                                                                 Six Months Ended May 31,
                                                                 -----------------------
                                                                     1999         1998
                                                                     ----         ----
          Net income                                               $14,937       $8,220
          Foreign currency translation adjustments                    (552)        (191)
          Unrealized holding gains (losses) on investments            (339)           7
                                                                   -------       ------
                Total comprehensive income                         $14,046       $8,036
                                                                   =======       ======

5.   New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is currently effective for fiscal years beginning after June 15, 1999. In May 1999, the FASB issued an exposure draft that would delay the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. If the effective date is deferred, the Company will adopt SFAS 133 in the first quarter of fiscal 2001. The Company is currently evaluating this statement, but does not expect the adoption of SFAS 133 to have a material effect on the Company's consolidated financial position or results of operations.

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

                                                  Percentage of Total Revenue
                                            -------------------------------------           Period-to-Period Change
                                            Three Months Ended   Six Months Ended      ---------------------------------
                                            ------------------   ----------------      Three Months         Six Months
                                             May 31,   May 31,   May 31,   May 31,     1999 Compared       1999 Compared
                                              1999      1998      1999      1998          To 1998             To 1998
                                              ----      ----      ----      ----          -------             -------
Revenue:
  Software licenses                            45%       48%       47%       50%             16%                 18%
  Maintenance and services                     55        52        53        50              31                  30
                                              ---       ---       ---       ---
          Total revenue                       100       100       100       100              24                  24
                                              ---       ---       ---       ---
Costs and expenses:
  Cost of software licenses                     4         4         4         5              29                  18
  Cost of maintenance and services             19        21        19        19              12                  20
  Sales and marketing                          38        39        38        40              23                  19
  Product development                          14        14        14        14              22                  26
  General and administrative                   10        12        10        12               4                  (1)
                                              ---       ---       ---       ---
          Total costs and expenses             85        90        85        90              18                  17
                                              ---       ---       ---       ---
Income from operations                         15        10        15        10              75                  85
                                              ---       ---       ---       ---

Other income, net                               1         2         1         1              11                  32
                                              ---       ---       ---       ---
Income before provision for income taxes       16        12        16        11              65                  79
Provision for income taxes                      5         4         5         4              60                  74
                                              ---       ---       ---       ---
Net income                                     11%        8%       11%        7%             68%                 82%
                                              ===       ===       ===       ===


The Company's total revenue increased 24% from $57.1 million in the second quarter of fiscal 1998 to $70.8 million in the second quarter of fiscal 1999. The Company's total revenue increased 24% from $111.3 million in the first six months of fiscal 1998 to $137.9 million in the first six months of fiscal 1999. Software license revenue increased 16% from $27.7 million in the second quarter of fiscal 1998 to $32.1 million in the second quarter of fiscal 1999. Software license revenue increased 18% from $55.3 million in the first six months of fiscal 1998 to $65.3 million in the first six months of fiscal 1999.

The increase in software license revenue is attributable to greater acceptance of the Company's products, including Progress(R) Version 8 and Progress(R) Version 9, the latest versions of the Company's flagship development and deployment product set, and, to a lesser extent, new Internet-focused products such as Progress(R) WebSpeed(R) and Progress(R) Apptivity(TM). Progress Version 9 was released in December 1998. The Company also experienced an increase in sales to Independent Software Vendors (ISVs), value-added resellers who resell the Company's products in conjunction with the sale of their applications. The increase in sales to ISVs is primarily due to greater deployment revenue from database, application server, dataservers and reporting tools products.

Maintenance and services revenue increased 31% from $29.4 million in the second quarter of fiscal 1998 to $38.6 million in the second quarter of fiscal 1999. Maintenance and services revenue increased 30% from $55.9 million in the first six months of fiscal 1998 to $72.6 million in the first six months of fiscal 1999. The increase in maintenance and services revenue was primarily the result of growth in the Company's installed customer base, renewal of maintenance contracts and increased consulting revenue. The Company is dedicating more resources to its service businesses in order to take advantage of the market opportunities associated with companies buying packaged applications and engaging service providers to customize such packages.

Total revenue generated in markets outside North America increased 25% from $33.3 million in the second quarter of fiscal 1998 to $41.5 million in the second quarter of fiscal 1999. Such revenue represented 59% of total revenue in the second quarter of fiscal 1999 as compared to 58% of total revenue in the second quarter of fiscal 1998. Total revenue generated in markets outside North America would have represented 60% of total revenue in the second quarter of fiscal 1999 if exchange rates had been constant as compared to the exchange rates in effect in the second quarter of fiscal 1998. On a constant currency basis, total revenue would have increased by 27% versus the 24% reported in the second quarter of fiscal 1999.

Total revenue generated in markets outside North America increased 31% from $63.6 million in the first six months of fiscal 1998 to $83.1 million in the first six months of fiscal 1999. Such revenue represented 60% of total revenue in the first six months of fiscal 1999 as compared to 57% in the first six months of fiscal 1998. Total revenue generated in markets outside North America would have represented 61% of total revenue in the first six months of fiscal 1999 if exchange rates had been constant as compared to the exchange rates in effect in the first six months of fiscal 1998. On a constant currency basis, total revenue would have increased by 25% versus the 24% reported in the first six months of fiscal 1999.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 29% from $2.4 million in the second quarter of fiscal 1998 to $3.1 million in the second quarter of fiscal 1999 and increased as a percentage of software license revenue from 9% to 10%. Cost of software licenses increased 18% from $5.3 million in the first six months of fiscal 1998 to $6.2 million in the first six months of fiscal 1999, but remained the same percentage of software license revenue in each period. The dollar increase was due to an increase in documentation costs and higher royalty expense for products and technologies licensed from third parties.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 12% from $11.8 million in the second quarter of fiscal 1998 to $13.2 million in the second quarter of fiscal 1999, but decreased as a percentage of maintenance and services revenue from 40% to 34%. Cost of maintenance and services increased 20% from $21.5 million in the first six months of fiscal 1998 to $25.7 million in the first six months of 1999, but decreased as a percentage of maintenance and services revenue from 38% to 35%. The margin improvement for the three and six month periods ended May 31, 1999 was due to improved consulting margins and higher technical support margins. The dollar increase was due primarily to greater usage of outside contractors to fulfill demand for consulting services and an increase in the technical support, consulting and education staff in the first six months of fiscal 1999 as compared to the first six months of fiscal 1998. The Company increased its technical support, education, and consulting staff from 285 at the end of the first six months of fiscal 1998 to 328 at the end of the first six months of fiscal 1999. The Company expects its headcount for technical support, consulting and education to continue to increase through the remainder of fiscal 1999 primarily due to the need to satisfy increased demand for consulting and education services. However, there can be no assurance that the Company will be successful in recruiting and retaining such personnel.

Sales and marketing expenses increased 23% from $22.0 million in the second quarter of fiscal 1998 to $27.1 million in the second quarter of fiscal 1999, but decreased as a percentage of total revenue from 39% to 38%. Sales and marketing expenses increased 19% from $44.6 million in the first six months of fiscal 1998 to $52.9 million in the first six months of fiscal 1999, but decreased as a percentage of total revenue from 40% to 38%. The percentage decrease was due to increased productivity from the Company's sales and marketing efforts. If the Company is able to achieve its planned revenue, sales and marketing expenses are expected to continue to increase at a slower rate of growth than revenue during the remainder of fiscal 1999. The dollar increase in sales and marketing expenses was due to an increase in headcount in the sales, sales support and marketing staff and an increase in the level of discretionary marketing spending, including the Company's worldwide users conference in May. The amount of discretionary marketing expenses can vary from period to period depending on the timing of significant trade shows, advertising campaigns, direct mail solicitations and other events. The headcount increase was primarily to support international growth and new product lines. The Company increased its sales, sales support and marketing staff from 456 at the end of the first six months of fiscal 1998 to 529 at the end of the first six months of fiscal 1999.

Product development expenses increased 22% from $8.1 million in the second quarter of fiscal 1998 to $9.9 million in the second quarter of fiscal 1999 and remained the same percentage of total revenue in each period. Product development expenses increased 26% from $15.2 million in the first six months of fiscal 1998 to $19.2 million in the first six months of fiscal 1999 and remained the same percentage of total revenue in each period. The dollar increase was primarily due to an increase in headcount to support continued new product development efforts. The major product development efforts in the first six months of fiscal 1999 primarily related to the development of the next versions of the Company's various product lines. Capitalized software costs weren't significant in the second quarter or first six months of each fiscal year due to the stages of the Company's various development projects. The product development staff increased from 210 at the end of the first six months of fiscal 1998 to 243 at the end of the first six months of fiscal 1999.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 4% from $6.7 million in the second quarter of fiscal 1998 to $7.0 million in the second quarter of fiscal 1999, but decreased as a percentage of total revenue from 12% to 10%. General and administrative expenses decreased 1% from $13.9 million in the first six months of fiscal 1998 to $13.8 million in the first six months of fiscal 1999 and decreased as a percentage of total revenue from 12% to 10%. The dollar increase in the second quarter of fiscal 1999 was due to increased headcount. The dollar decrease in the first six months of fiscal 1999 was primarily due to lower goodwill amortization charges in fiscal 1999 and start-up expenses associated with the Company's subsidiary in Brazil in the first quarter of fiscal 1998, partially offset by increased headcount. The Company increased its administrative staff from 185 at the end of the first six months of fiscal 1998 to 205 at the end of the first six months of fiscal 1999.

Other income increased 11% from $1.0 million in the second quarter of fiscal 1998 to $1.1 million in the second quarter of fiscal 1999. Other income increased 32% from $1.5 million in the first six months of fiscal 1998 to $1.9 million in the first six months of fiscal 1999. The increase in each period was primarily due to an increase in interest income from higher average cash balances. Other income also includes foreign currency gains and losses and the minority interest in the Company's joint venture in Japan. Foreign currency gains and losses in each period primarily relate to the translation and settlement of short-term intercompany receivables.

The Company's effective tax rate was 33% in each period of fiscal 1998 and 32% in each period of fiscal 1999 and was based upon the estimated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At the end of the second quarter of fiscal 1999, the Company's cash and short-term investments totaled $113.1 million. The balance remained approximately the same as at year-end as cash generated from operations and proceeds from stock issuances in the first six months of fiscal 1999 were offset by common stock repurchases and capital expenditures.

The Company generated $19.8 million in cash from operations in the first six months of fiscal 1999 as compared to $26.1 million in the first six months of fiscal 1998. The decrease was primarily due to the timing of payments as accounts payable and other accrued liabilities decreased by $5.0 million in the first six months of fiscal 1999 as compared to an increase of $2.6 million in the first six months of fiscal 1998.

The Company purchased 926,000 shares of its common stock for $22.4 million in the first six months of fiscal 1999 as compared to approximately 1,141,000 shares for $18.6 million in the first six months of fiscal 1998. In September 1998, the Board of Directors authorized, through September 30, 1999, the purchase of up to 5,000,000 shares of the Company's common stock, at such times as the Company deems such purchases to be an effective use of cash, for various purposes including the issuance of shares pursuant to the Company's stock option plans. At May 31, 1999, there remained approximately 3,800,000 shares of common stock available for repurchase under this authorization.

The Company purchased $4.6 million of property and equipment in the first six months of fiscal 1999 and $4.8 million in the first six months of fiscal 1998. The purchases consisted primarily of computer equipment and software, furniture and fixtures, and leasehold improvements. The property and equipment purchases were for supporting the continued growth in the business, replacement of older equipment and renovations to various locations.

The Company believes that existing cash balances together with funds generated from operations will be sufficient to finance the Company's operations and meet its foreseeable cash requirements (including planned capital expenditures and lease commitments) through the next twelve months.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is currently effective for fiscal years beginning after June 15, 1999. In May 1999, the FASB issued an exposure draft that would delay the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. If the effective date is deferred, the Company will adopt SFAS 133 in the first quarter of fiscal 2001. The Company is currently evaluating this statement, but does not expect the adoption of SFAS 133 to have a material effect on the Company's consolidated financial position or results of operations.

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

The Company has established a global project team to coordinate the Company's Year 2000 readiness efforts and address the impact of the Year 2000 date transition on its operations. The project team meets regularly and reports to an executive steering committee composed of the Chief Financial Officer, the General Counsel and the General Manager for Core Products and Services.

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

The Company does not intend to test products that will be retired as of January 1, 2000. The Company is encouraging customers who are using such products to either upgrade to a more current version or conduct their own testing to determine if the continued use of such products allows them to meet their own Year 2000 readiness objectives. There can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, including ISVs, end users and distributors, to be Year 2000 ready. In addition, there can be no assurances that the Company's products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company.

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

The Company is not aware of any material operational issues or costs associated with preparing its internal systems, both information technology (IT) and non-IT systems, for the Year 2000. These systems are based primarily on the Company's own software products with respect to applications and also include third-party software and hardware technology. The Company's Year 2000 readiness plans encompasse four phases. The first phase is an inventory and assessment of the Company's internal systems. The second phase is testing such systems for Year 2000 readiness. The third phase is remediation, representing the repair or replacement of any hardware or software, and the fourth phase is contingency planning and preparation.

The Company has substantially completed the first two phases and, although testing is ongoing, the Company believes that all mission-critical internal systems are Year 2000 ready. However, there can be no assurance that the

Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems. The Company is in the process of assessing the Year 2000 readiness of material third parties, such as public utilities and key suppliers, who provide external services to the Company. It is not currently anticipated that any potential third party issues will have a material adverse effect on the Company's business, financial condition and operating results. The Company expects to substantially complete its Year 2000 readiness efforts of material internal systems by the end of August 1999, and to continue extensive testing of secondary systems and evaluating material third parties throughout 1999.

The Company has begun to develop contingency plans and will continue to evaluate the scope of such plans based on the outcome of its assessment of the Year 2000 readiness of material third parties.

All costs related to Year 2000 issues are being expensed as incurred. To date, costs for addressing Year 2000 readiness issues have not been material. Most of these expenses have been, and are expected to continue to be, time spent by employees. Such costs are integrated into the operating budgets of each product unit or function and are not separately maintained.

Resolving Year 2000 readiness issues impacts almost every customer of the Company and may potentially absorb significant portions of their budgets and time in the near term. As the Year 2000 approaches, customers may delay software purchases as they devote more time to preparing and testing their existing systems and applications for Year 2000 readiness. It is uncertain whether or to what extent the Company's revenue may be impacted by such actions.

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

Approximately 57% of the Company's total revenue in the first six months of fiscal 1999, as compared to 53% in the first six months of fiscal 1998, was attributable to international sales made through its subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations which are conducted in foreign currencies, changes in the value of these foreign currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences. Any one of these factors could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations, and, consequently, on the Company's business, financial condition, and operating results.

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


PART II.       OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on April 23, 1999, the shareholders voted on the items described below:

o    To fix the numbers of directors at seven:

                    Affirmative      Negative         Votes
                    Votes Cast       Votes Cast       Abstaining
                    ----------       ----------       ----------

                    13,719,865         111,279          13,956

o To elect the following seven directors: Joseph W. Alsop, Larry R. Harris, Roger J. Heinen, Jr., Michael L. Mark, Arthur J. Marks, Scott A. McGregor and Amram Rasiel:

          Nominee                          For               Withhold Authority
          -------                          ---               ------------------

          Joseph W. Alsop               13,226,009                619,091
          Arthur J. Marks               13,226,009                619,091
          Larry R. Harris               13,225,709                619,391
          Scott A. McGregor             13,225,709                619,391
          Roger J. Heinen, Jr.          13,225,609                619,491
          Amram Rasiel                  13,225,901                619,199
          Michael L. Mark               13,226,009                619,091


o To act upon a proposal to amend the Company's Restated Articles of Organization to increase the authorized Common Stock, $.01 par value per share, of the Company from 50,000,000 shares to 75,000,000 shares.

                Affirmative      Negative          Votes
                Votes Cast       Votes Cast        Abstaining
                ----------       ----------        ----------

                11,725,870       2,095,408         23,822

o To act upon a proposal to amend the Company's 1997 Stock Incentive Plan to increase the maximum number of shares that may be issued under such plan from 1,020,000 shares to 2,520,000 shares:

                Affirmative      Negative          Votes             Broker
                Votes Cast       Votes Cast        Abstaining        Non-votes
                ----------       ----------        ----------        ---------

                5,346,759        5,293,366         21,344            3,183,631



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     10.9      -    1997 Stock Incentive Plan, as amended

     27.1      -    Financial Data Schedule (EDGAR Version Only)

b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended May 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PROGRESS SOFTWARE CORPORATION
                                  (Registrant)



Dated:    July 13, 1999               /s/ Joseph W. Alsop
                                      ----------------------------------
                                      Joseph W. Alsop
                                      President
                                      (Principal Executive Officer)



Dated:    July 13, 1999               /s/ Norman R. Robertson
                                      ----------------------------------
                                      Norman R. Robertson
                                      Vice President, Finance and Administration
                                      and Chief Financial Officer
                                      (Principal Financial Officer)



Dated:    July 13, 1999               /s/ David H. Benton, Jr.
                                      ----------------------------------
                                      David H. Benton, Jr.
                                      Vice President and Corporate Controller
                                      (Principal Accounting Officer)