Form 10-Q
period 1999-08-31
PROGRESS SOFTWARE CORP /MA
filed 1999-10-13
CIK 876167

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------
                                    FORM 10-Q
                         ------------------------------
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the Quarterly Period Ended August 31, 1999

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

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

             Yes [X]                                     No [ ]

As of October 8, 1999, there were 17,465,000 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

================================================================================

                          PROGRESS SOFTWARE CORPORATION

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

                                TABLE OF CONTENTS




                                                                            PAGE

PART I.           FINANCIAL INFORMATION


ITEM 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  August 31, 1999 and November 30, 1998                       3

                  Condensed Consolidated Statements of Income for
                  the three and nine months ended August 31, 1999 and
                  August 31, 1998                                             4

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended August 31, 1999 and
                  August 31, 1998                                             5

                  Notes to Condensed Consolidated Financial Statements        6

ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8



PART II.          OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K                           16

                  Signatures                                                 17

PART I.     FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          PROGRESS SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                              AUGUST 31, 1999  NOVEMBER 30, 1998
                                              ---------------  -----------------
ASSETS
Current assets:
  Cash and equivalents                            $ 69,246         $ 50,155
  Short-term investments                            61,112           63,844
  Accounts receivable                               38,880           40,779
  Other current assets                              10,026            9,855
  Deferred income taxes                              8,610            8,415
                                                  --------         --------
          Total current assets                     187,874          173,048
                                                  --------         --------

Property and equipment-net                          20,347           22,458
Capitalized software costs-net                       3,410            4,742
Other assets                                         6,200            6,460
                                                  --------         --------
          Total                                   $217,831         $206,708
                                                  ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $ 11,556         $ 12,461
  Accrued compensation and related taxes            17,691           23,041
  Income taxes payable                               8,209           10,276
  Other current liabilities                          9,484            8,140
  Deferred revenue                                  53,853           49,942
                                                  --------         --------
          Total current liabilities                100,793          103,860
                                                  --------         --------

Minority interest in subsidiary                         25              155
Commitments and contingent liabilities
Shareholders' equity:
  Preferred stock, authorized, 1,000 shares;
    issued, none
  Common stock, authorized, 75,000 shares in
    1999 and 50,000 in 1998; issued, 17,043
    shares in 1999 and 17,090 shares in 1998           170              171
  Additional paid-in capital                        26,250           18,795
  Retained earnings                                 92,479           84,115
  Other comprehensive income                        (1,886)            (388)
                                                  --------         --------
          Total shareholders' equity               117,013          102,693
                                                  --------         --------
          Total                                   $217,831         $206,708
                                                  ========         ========

See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                THREE MONTHS ENDED AUGUST 31,         NINE MONTHS ENDED AUGUST 31,
                                                -----------------------------         ----------------------------
                                                   1999              1998               1999                1998
                                                 -------           -------            --------            --------

Revenue:
  Software licenses                              $31,219           $27,171            $ 96,472            $ 82,503
  Maintenance and services                        38,940            32,311             111,582              88,231
                                                 -------           -------            --------            --------
          Total revenue                           70,159            59,482             208,054             170,734
                                                 -------           -------            --------            --------

Costs and expenses:
  Cost of software licenses                        3,583             2,442               9,829               7,715
  Cost of maintenance and services                14,704            11,571              40,415              33,042
  Sales and marketing                             24,330            23,422              77,244              68,010
  Product development                              9,596             7,276              28,785              22,523
  General and administrative                       7,330             6,803              21,125              20,669
                                                 -------           -------            --------            --------
          Total costs and expenses                59,543            51,514             177,398             151,959
                                                 -------           -------            --------            --------
Income from operations                            10,616             7,968              30,656              18,775
                                                 -------           -------            --------            --------

Other income (expense):
  Interest income                                  1,170             1,221               3,574               3,119
  Foreign currency gain (loss)                       338               (32)               (211)               (469)
  Minority interest                                   36                18                 130                  73
  Other income (expense)                              13                20                 (10)                (34)
                                                 -------           -------            --------            --------
          Total other income                       1,557             1,227               3,483               2,689
                                                 -------           -------            --------            --------

Income before provision for income taxes          12,173             9,195              34,139              21,464
Provision for income taxes                         3,896             3,034              10,925               7,083
                                                 -------           -------            --------            --------
Net income                                       $ 8,277           $ 6,161            $ 23,214            $ 14,381
                                                 =======           =======            ========            ========

Basic earnings per share                         $  0.49           $  0.36            $   1.35            $   0.83
                                                 =======           =======            ========            ========
Weighted average shares outstanding (basic)       16,964            17,227              17,168              17,267
                                                 =======           =======            ========            ========

Diluted earnings per share                       $  0.43           $  0.31            $   1.19            $   0.75
                                                 =======           =======            ========            ========
Weighted average shares outstanding (diluted)     19,168            19,633              19,557              19,193
                                                 =======           =======            ========            ========


See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                   NINE MONTHS ENDED AUGUST 31,
                                                                   ----------------------------
                                                                      1999           1998
                                                                     -------        -------
Cash flows from operating activities:
  Net income                                                         $23,214        $14,381
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment            8,094          8,837
    Amortization of capitalized software costs                         1,613          1,327
    Amortization of intangible assets                                    443            844
    Deferred income taxes                                               (480)          (373)
    Minority interest in subsidiary                                     (130)           (73)
    Noncash compensation                                                  45             --
    Changes in operating assets and liabilities:
         Accounts receivable                                            (472)          (894)
         Other current assets                                           (456)          (721)
         Accounts payable and accrued expenses                        (3,923)         2,330
         Income taxes payable                                          3,322          3,047
         Deferred revenue                                              6,370         15,617
                                                                     -------        -------
         Total adjustments                                            14,426         29,941
                                                                     -------        -------
         Net cash provided by operating activities                    37,640         44,322
                                                                     -------        -------

Cash flows from investing activities:
  Purchases of investments available for sale                        (40,304)       (44,278)
  Maturities of investments available for sale                        42,335         23,455
  Sales of investments available for sale                                 --            400
  Purchase of property and equipment                                  (6,423)        (8,012)
  Capitalized software costs                                            (281)        (1,069)
  Acquisition of distributor                                              --         (5,000)
  Decrease (increase) in other noncurrent assets                      (1,621)            35
                                                                     -------        -------
         Net cash used for investing activities                       (6,294)       (34,469)
                                                                     -------        -------

Cash flows from financing activities:
  Proceeds from issuance of common stock                              11,195          8,542
  Repurchase of common stock                                         (23,843)       (24,639)
                                                                     -------        -------
         Net cash used for financing activities                      (12,648)       (16,097)
                                                                     -------        -------
Effect of exchange rate changes on cash                                  393           (111)
                                                                     -------        -------

Net increase (decrease) in cash and equivalents                       19,091         (6,355)
Cash and equivalents, beginning of period                             50,155         39,451
                                                                     -------        -------
Cash and equivalents, end of period                                  $69,246        $33,096
                                                                     =======        =======

Supplemental disclosure of noncash financing activities:
  Income tax benefit from employees' exercise of stock options       $ 5,195        $ 1,933
                                                                     =======        =======

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

4.       Comprehensive Income

         Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires presentation of the components of comprehensive income, including unrealized gains and losses on investments and foreign currency translation adjustments. Comprehensive income was as follows (in thousands):

                                                   THREE MONTHS ENDED AUGUST 31,
                                                   -----------------------------
                                                        1999          1998
                                                       ------        ------
  Net income                                           $8,277        $6,161
  Foreign currency translation adjustments               (246)          (43)
  Unrealized holding gains (losses) on investments       (361)          159
                                                       ------        ------
        Total comprehensive income                     $7,670        $6,277
                                                       ======        ======

                                                   NINE MONTHS ENDED AUGUST 31,
                                                   ----------------------------
                                                        1999          1998
                                                      -------       -------
  Net income                                          $23,214       $14,381
  Foreign currency translation adjustments               (797)         (234)
  Unrealized holding gains (losses) on investments       (701)          166
                                                      -------       -------
        Total comprehensive income                    $21,716       $14,313
                                                      =======       =======

5.       New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in the first quarter of fiscal 2001. The Company is currently evaluating this statement, but does not expect the adoption of SFAS 133 to have a material effect on the Company's consolidated financial position or results of operations.

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

                                                  Percentage of Total Revenue
                                              ------------------------------------    Period-to-Period Change
                                               Three Months         Nine Months    ----------------------------
                                              Ended August 31,    Ended August 31,  Three Months   Nine Months
                                              ----------------    ---------------- 1999 Compared  1999 Compared
                                              1999      1998      1999      1998      To 1998        To 1998
                                              ----      ----      ----      ----      -------        -------
Revenue:
  Software licenses                            44%       46%       46%       48%         15%           17%
  Maintenance and services                     56        54        54        52          21            26
                                              ---       ---       ---       ---
          Total revenue                       100       100       100       100          18            22
                                              ---       ---       ---       ---
Costs and expenses:
  Cost of software licenses                     5         4         5         5          47            27
  Cost of maintenance and services             21        20        19        19          27            22
  Sales and marketing                          35        39        37        40           4            14
  Product development                          14        12        14        13          32            28
  General and administrative                   10        12        10        12           8             2
                                              ---       ---       ---       ---
          Total costs and expenses             85        87        85        89          16            17
                                              ---       ---       ---       ---
Income from operations                         15        13        15        11          33            63
Other income, net                               2         2         1         2          27            30
                                              ---       ---       ---       ---
Income before provision for income taxes       17        15        16        13          32            59
Provision for income taxes                      5         5         5         5          28            54
                                              ---       ---       ---       ---
Net income                                     12%       10%       11%        8%         34            61
                                              ===       ===       ===       ===

The Company's total revenue increased 18% from $59.5 million in the third quarter of fiscal 1998 to $70.2 million in the third quarter of fiscal 1999. The Company's total revenue increased 22% from $170.7 million in the first nine months of fiscal 1998 to $208.1 million in the first nine months of fiscal 1999. Software license revenue increased 15% from $27.2 million in the third quarter of fiscal 1998 to $31.2 million in the third quarter of fiscal 1999. Software license revenue increased 17% from $82.5 million in the first nine months of fiscal 1998 to $96.5 million in the first nine months of fiscal 1999.

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

Maintenance and services revenue increased 21% from $32.3 million in the third quarter of fiscal 1998 to $38.9 million in the third quarter of fiscal 1999. Maintenance and services revenue increased 26% from $88.2 million in the first nine months of fiscal 1998 to $111.6 million in the first nine months of fiscal 1999. The increase in maintenance and services revenue was primarily the result of growth in the Company's installed customer base, renewal of maintenance contracts and increased consulting revenue. The Company is dedicating more resources to its service businesses in order to take advantage of the market opportunities associated with companies Web-enabling their business applications and buying packaged applications and engaging service providers to customize such packages.

Total revenue generated in markets outside North America increased 24% from $33.1 million in the third quarter of fiscal 1998 to $41.2 million in the third quarter of fiscal 1999. Such revenue represented 59% of total revenue in the third quarter of fiscal 1999 as compared to 56% of total revenue in the third quarter of fiscal 1998. Total revenue generated in markets outside North America would have represented 60% of total revenue in the third quarter of fiscal 1999 if exchange rates had been constant as compared to the exchange rates in effect in the third quarter of fiscal 1998. On a constant currency basis, total revenue would have increased by 22% versus the 18% reported in the third quarter of fiscal 1999.

Total revenue generated in markets outside North America increased 29% from $96.7 million in the first nine months of fiscal 1998 to $124.3 million in the first nine months of fiscal 1999. Such revenue represented 60% of total revenue in the first nine months of fiscal 1999 as compared to 57% in the first nine months of fiscal 1998. Total revenue generated in markets outside North America would have also represented 60% of total revenue in the first nine months of fiscal 1999 if exchange rates had been constant as compared to the exchange rates in effect in the first nine months of fiscal 1998. On a constant currency basis, total revenue would have increased by 24% versus the 22% reported in the first nine months of fiscal 1999.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 47% from $2.4 million in the third quarter of fiscal 1998 to $3.6 million in the third quarter of fiscal 1999 and increased as a percentage of software license revenue from 9% to 11%. Cost of software licenses increased 27% from $7.7 million in the first nine months of fiscal 1998 to $9.8 million in the first nine months of fiscal 1999 and increased as a percentage of software license revenue from 9% to 10%. The dollar and percentage increases were due to an increase in documentation costs and higher royalty expense for products and technologies licensed from third parties. Cost of software licenses as a percentage of software license revenue can vary depending upon the relative product mix in a given period.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 27% from $11.6 million in the third quarter of fiscal 1998 to $14.7 million in the third quarter of fiscal 1999 and increased as a percentage of maintenance and services revenue from 36% to 38%. The margin decrease for the three months ended August 31, 1999 was primarily attributable to lower than expected education revenues across a relatively fixed base of expenses. Cost of maintenance and services increased 22% from $33.0 million in the first nine months of fiscal 1998 to $40.4 million in the first nine months of 1999, but decreased as a percentage of maintenance and services revenue from 37% to 36%. The margin improvement for the nine months ended August 31, 1999 was due to improved consulting margins and higher technical support margins. The dollar increase in each period was due primarily to greater usage of outside contractors to fulfill demand for consulting services and an increase in the technical support, consulting and education staff in the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998. The Company increased its technical support, education, and consulting staff from 280 at the end of the first nine months of fiscal 1998 to 356 at the end of the first nine months of fiscal 1999. The Company expects its headcount for technical support, consulting and education to continue to increase through the remainder of fiscal 1999 primarily due to the need to satisfy increased demand for consulting services. However, there can be no assurance that the Company will be successful in recruiting and retaining such personnel.

Sales and marketing expenses increased 4% from $23.4 million in the third quarter of fiscal 1998 to $24.3 million in the third quarter of fiscal 1999, but decreased as a percentage of total revenue from 39% to 35%. Sales and marketing expenses increased 14% from $68.0 million in the first nine months of fiscal 1998 to $77.2 million in the first nine months of fiscal 1999, but decreased as a percentage of total revenue from 40% to 37%. The percentage decrease was due to increased productivity from the Company's sales and marketing efforts. If the Company is able to achieve its planned revenue, sales and marketing expenses are expected to continue to increase at a slower rate of growth than revenue during the remainder of fiscal 1999. The dollar increase in sales and marketing expenses was due to an increase in headcount in the sales, sales support and marketing staff and an increase in the level of discretionary marketing spending. The amount of discretionary marketing expenses can vary from period to period depending on the timing of significant trade shows, advertising campaigns, direct mail solicitations and other events. The headcount increase was primarily to support international growth and new product lines. The Company increased its sales, sales support and marketing staff from 477 at the end of the first nine months of fiscal 1998 to 529 at the end of the first nine months of fiscal 1999.

Product development expenses increased 32% from $7.3 million in the third quarter of fiscal 1998 to $9.6 million in the third quarter of fiscal 1999 and increased as a percentage of total revenue from 12% to 14%. Product development expenses increased 28% from $22.5 million in the first nine months of fiscal 1998 to $28.8 million in the first nine months of fiscal 1999 and increased as a percentage of total revenue from 13% to 14%. The dollar increase was primarily due to an increase in average compensation costs as well as increased headcount to support continued new product development efforts. The major product development efforts in the first nine months of fiscal 1999 primarily related to the development of the next versions of the Company's various product lines. Capitalized software costs were not significant in either the three or nine month periods ended August 31, 1999. Capitalized software costs represented 11% and 5% of total product development spending in the three and nine months ended August 31, 1998, respectively. The decrease in the percentage capitalized in fiscal 1999 is due to the stages of the Company's various development projects. The product development staff increased from 229 at the end of the first nine months of fiscal 1998 to 234 at the end of the first nine months of fiscal 1999.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 8% from $6.8 million in the third quarter of fiscal 1998 to $7.3 million in the third quarter of fiscal 1999, but decreased as a percentage of total revenue from 12% to 10%. General and administrative expenses increased 2% from $20.7 million in the first nine months of fiscal 1998 to $21.1 million in the first nine months of fiscal 1999, but decreased as a percentage of total revenue from 12% to 10%. The dollar increase in the third quarter of fiscal 1999 was due to increased headcount. The dollar increase in the first nine months of fiscal 1999 was primarily due to increased headcount, offset by lower goodwill amortization charges in fiscal 1999 and start-up expenses associated with the Company's subsidiary in Brazil in the first quarter of fiscal 1998. The Company increased its administrative staff from 192 at the end of the first nine months of fiscal 1998 to 209 at the end of the first nine months of fiscal 1999.

Other income increased 27% from $1.2 million in the third quarter of fiscal 1998 to $1.6 million in the third quarter of fiscal 1999. The increase in the third quarter of fiscal 1999 as compared to fiscal 1998 was primarily due to foreign currency gains resulting from the Company's ongoing foreign exchange hedging programs. Other income increased 30% from $2.7 million in the first nine months of fiscal 1998 to $3.5 million in the first nine months of fiscal 1999. The increase in the first nine months of fiscal 1999 as compared to fiscal 1998 was primarily due to an increase in interest income from higher average cash balances. Other income also includes foreign currency gains and losses and the minority interest in the Company's joint venture in Japan.

The Company's effective tax rate was 33% in each period of fiscal 1998 and 32% in each period of fiscal 1999 and was based upon the estimated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At the end of the third quarter of fiscal 1999, the Company's cash and short-term investments totaled $130.4 million. The increase in the balance from year-end resulted from cash generated from operations and proceeds from stock issuances in the first nine months of fiscal 1999, partially offset by common stock repurchases and capital expenditures.

The Company generated $37.6 million in cash from operations in the first nine months of fiscal 1999 as compared to $44.3 million in the first nine months of fiscal 1998. The decrease was primarily due to the timing of payments related to accounts payable and other accrued liabilities and a smaller increase in the deferred revenue balance, partially offset by higher net income.

The Company purchased 988,236 shares of its common stock for $23.8 million in the first nine months of fiscal 1999 as compared to 1,402,435 shares for $24.6 million in the first nine months of fiscal 1998. In September 1999, the Board of Directors authorized, from October 1, 1999 through September 30, 2000, the purchase of up to 5,000,000 shares of the Company's common stock, at such times as the Company deems such purchases to be an effective use of cash, for various purposes including the issuance of shares pursuant to the Company's stock option plans.

The Company purchased $6.4 million of property and equipment in the first nine months of fiscal 1999 and $8.0 million in the first nine months of fiscal 1998. The purchases consisted primarily of computer equipment and software, furniture and fixtures, and leasehold improvements. The property and equipment purchases were for supporting the continued growth in the business, replacement of older equipment and renovations to various locations.

The Company believes that existing cash balances together with funds generated from operations will be sufficient to finance the Company's operations and meet its foreseeable cash requirements (including planned capital expenditures and lease commitments) through the next twelve months.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in the first quarter of fiscal 2001. The Company is currently evaluating this statement, but does not expect the adoption of SFAS 133 to have a material effect on the Company's consolidated financial position or results of operations.

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

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the Company's designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries.

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

The Company does not intend to test products that will be retired on or before January 1, 2000. The Company is encouraging customers who are using such products to either upgrade to a more current version (if available) or conduct their own testing to determine if the continued use of such products allows them to meet their own Year 2000 readiness objectives. There can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers, including ISVs, end users and distributors, to be Year 2000 ready. In addition, there can be no assurances that the Company's products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company.

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

The Company is not aware of any material operational issues or costs associated with preparing its internal systems, both information technology (IT) and non-IT systems, for the Year 2000. These systems are based primarily on the Company's own software products with respect to applications and also include third-party software and hardware technology. The Company's Year 2000 readiness plans encompass four phases. The first phase is an inventory and assessment of the Company's internal systems. The second phase is testing such systems for Year 2000 readiness.

The third phase is remediation, representing the repair or replacement of any hardware or software, and the fourth phase is contingency planning and preparation.

The Company has substantially completed the first three phases and, although testing is ongoing, the Company believes that all mission-critical internal systems are Year 2000 ready. However, there can be no assurance that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems. The Company has substantially completed its assessment of the Year 2000 readiness of material third parties, such as telecommunication service providers, public utilities and key suppliers, who provide external services to the Company. It is not currently anticipated that any potential third party issues will have a material adverse effect on the Company's business, financial condition and operating results. The Company has substantially completed its Year 2000 readiness efforts of material internal systems and will continue extensive testing of secondary systems and evaluating material third parties throughout 1999.

The Company is continuing to develop and update its contingency plans. The Company's contingency plans will address such areas as alternative third party suppliers for critical services and products, alternative manual processes for potential software or hardware failures and staffing requirements for internal systems and customer support readiness. The Company expects to substantially complete its contingency planning by the middle of November 1999.

All costs related to Year 2000 issues are being expensed as incurred. To date, costs for addressing Year 2000 readiness issues have not been material. Most of these expenses have been, and are expected to continue to be, time spent by employees. The Company also is continually upgrading and improving its facilities and IT systems. Such costs are integrated into the operating budgets of each product unit or function and are not separately maintained.

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

The Company recently announced the formation of its Application Service Provider
(ASP) business unit that will provide a combination of technology, professional services and partnerships to ISVs who want to move their applications to the ASP distribution model. The ASP distribution model enables ISVs to rent their business applications to end-user organizations over the Internet or through other thin-client technologies. The ASP market is new and evolving. There can be no assurance that the ASP model will become a viable market for business applications or that the Company will be successful in penetrating this new market.

The Company hopes that Progress Apptivity, the ISQ product set and other new products and services will contribute positively to the Company's future results. The market for Internet transaction processing products is highly competitive. Global commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. There can be no assurance that the Company's products will be successful in penetrating these new and evolving markets. The market for Java-based business application development and deployment tools, such as Progress Apptivity, is in the early stages of commercial adoption. There can be no assurance that Java will emerge as a viable programming language for large-scale business application deployment environments.

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

Approximately 56% of the Company's total revenue in the first nine months of fiscal 1999, as compared to 52% in the first nine months of fiscal 1998, was attributable to international sales made through its subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations which are conducted in foreign currencies, changes in the value of these foreign currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected. Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences. Any one of these factors could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations, and, consequently, on the Company's business, financial condition, and operating results.

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


PART II.     OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits

     27.1     -  Financial Data Schedule (EDGAR Version Only)
     10.10.1  -  First amendment to Employee Retention and Motivation Agreement executed by each of the Executive Officers

 b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended August 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PROGRESS SOFTWARE CORPORATION
                                  (Registrant)



Dated:    October 12, 1999             /s/ Joseph W. Alsop
                                       ----------------------------------
                                       Joseph W. Alsop
                                       President
                                       (Principal Executive Officer)



Dated:    October 12, 1999             /s/ Norman R. Robertson
                                       ----------------------------------
                                       Norman R. Robertson
                                       Vice President, Finance and
                                       Administration and Chief Financial
                                       Officer
                                       (Principal Financial Officer)



Dated:    October 12, 1999             /s/ David H. Benton, Jr.
                                       ----------------------------------
                                       David H. Benton, Jr.
                                       Vice President and Corporate
                                       Controller
                                       (Principal Accounting Officer)