Form 10-K
period 1999-11-30
PROGRESS SOFTWARE CORP /MA
filed 2000-02-25
CIK 876167

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

                  For the Fiscal Year Ended November 30, 1999

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

                          Common Stock $.01 par value
                        --------------------------------
                              Title of each class

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

     As of February 14, 2000, there were 35,693,816 shares outstanding of the registrant's common stock, $.01 par value. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $615,694,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended November 30, 1999 are incorporated by reference into Parts I and II.

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2000 are incorporated by reference into
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

CAUTIONARY STATEMENTS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information which involves risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described in greater detail in the 1999 Annual Report to Shareholders under the heading "Factors That May Affect Future Results" and include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, the growth rates of certain market segments, the positioning of the Company's products in those market segments, market acceptance of the application service provider distribution model, variations in the demand for customer service and technical support, pricing pressures and the competitive environment in the software industry, business and consumer use of the Internet, and the Company's ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face.

ITEM 1.  BUSINESS

     Progress Software Corporation ("PSC" or the "Company") is a global supplier of application development, deployment and management technology, Internet and intranet enabling technologies and support services to business, industry and government. To compete in a volatile, global, technology-driven economy, businesses need applications built and deployed within an architecture that is as flexible as fast-changing markets demand. The Company's software products and services address these challenges by increasing developer productivity, by delivering applications with a low total cost of ownership and by enhancing performance and availability. The Company's products include application servers, databases, development tools and application management products for Internet/Web, extranet and intranet applications as well as for client/server and host/terminal applications.

     PSC offers several product lines. The Progress product line is an integrated, component-based visual development environment for building and deploying multi-tier, enterprise-class business applications. The Company's other product lines enable the development and deployment of distributed, multi-tier Java Internet business applications, and make it easy to measure, monitor and manage Internet, intranet and extranet solutions. To provide customers with the benefits of a total solution, PSC offers professional services from its worldwide consulting, education and technical support organizations.

     PSC sells software products and services worldwide to organizations that develop and use mission-critical enterprise business applications. More than half of the Company's worldwide revenue is realized in partnership with Independent Software Vendors ("ISVs") who market applications that utilize the Company's technology. These ISVs sell Internet and networked business applications across diverse markets such as manufacturing, distribution, retail and health care. PSC also sells software products and services to the Information Technology ("IT") organizations of businesses and governments. The Company operates throughout North America, Latin America, Europe, Middle East, Africa ("EMEA") and the Asia/Pacific region through a network of subsidiaries and independent distributors.

     Progress and WebSpeed are registered trademarks of PSC. Apptivity, ProVision, ProVision Plus, Open AppServer, SmartObjects, AppBuilder, SonicMQ, SmartAdapters, "Future Proof", IPQoS, IPAccounting and ASPEN are trademarks of PSC. All other trademarks or trade names appearing in this Form 10-K are the property of their respective owners.

BUSINESS STRATEGY

     The Company was founded in 1981 to develop and market application development and deployment software. Its business strategy has been developed in response to user needs for application development tools that enable the rapid development and deployment of business-critical applications regardless of the computing environment. The Company's mission today is to deliver superior software products and services that empower its partners and customers to dramatically improve their development and deployment of quality applications worldwide. This mission encompasses the following strategic points:

     - Rapid Application Development The Company's development tools and technologies are designed to be easy-to-use, intuitive, highly visual and component-based. This allows the Company's products and services to improve the productivity of developers in creating and maintaining complex applications.

     - Application Deployment Flexibility The Company's products allow deployment across all major computing and networked environments:
       Internet/Web, client/server and host/terminal. The Progress Open AppServer and the Progress Apptivity Application Server provide "n-tier" computing support in order to improve application performance. The Company designs its products to operate across a broad range of midrange systems, workstations and PCs. The Company believes that application developers need the flexibility to deploy their applications across hardware, operating system platforms, databases and user interfaces that may be different from those on which their applications are originally developed. In addition, end-users need the flexibility to continue to use applications with minimal re-programming, even as they modify or upgrade their computing environments.

     - Future Proof Business Applications A major focus for the Company is protecting the business application investments of its customers, making their applications "Future Proof." The Company's latest product releases offer a standards-based path for building and deploying functionally rich, distributed multi-tier applications.

     - "Buy, Build, Subscribe" The Company enables sophisticated business applications to be bought, built or acquired as a service. As a result, complex application functionality is available to a broader group of businesses, including those that have not traditionally been able to cost justify large-scale IT investments. This strategy means that an organization can take advantage of three options in accessing business applications. When packaged functionality does not already exist, or when a company seeks to out-distance the competition with unique capabilities that go beyond the offerings of any commercial software package, organizations can use PSC technologies to quickly and efficiently build or customize application functionality that is easy to deploy, maintain and enhance for a competitive edge. Organizations can also buy commercially available applications from an ISV, thus gaining standard or customizable functionality for immediate business benefit. A third option is also emerging: businesses can now access complex applications as a service from Application Service Providers ("ASPs"), and thus subscribe to applications over the Internet or other wide-area networks, rather than licensing software.

     - Balanced Distribution The Company chose at an early stage to implement both direct and indirect channels of distribution to broaden its geographic reach, accelerate its sales expansion and leverage its sales force. The Company sells to both ISVs and to IT departments of corporations and government agencies. ISVs develop end-user applications for resale, and both IT customers and ISVs generally license additional deployment copies of the Company's products to run applications. To minimize channel conflict, PSC neither develops application software for distribution nor plans to do so in the future.

     - Recurring Revenue The Company's distribution and pricing strategies are intended to generate recurring revenue. The sale of a development system can lead to follow-on sales as ISVs license additional copies of the Company's development and deployment products upon successful distribution of their applications, or as end-users deploy such applications within their organizations or upgrade their systems.

     - Worldwide Market The Company has emphasized international sales through its subsidiaries and a network of independent distributors. Approximately 61% of the Company's revenue was derived from customers outside of North America in fiscal 1999.

     - Customer Service The Company has made a strategic commitment to customer service. The Company believes that rapid changes in technology require not only continuous product enhancement but also a strong customer service effort to encourage product usage and maintain customer satisfaction. The Company provides a variety of technical support and service options under its annual maintenance programs, including an option for 24 hour, 7 day a week service. The Company also offers an extensive selection of training courses and on-site consulting services.

PROGRESS SOFTWARE PRODUCTS

     The Company continues to deliver on its traditional strengths with intuitive development tools that empower developers to deliver high-quality applications -- faster and more productively. The Company delivers reliable, high-performance deployment products -- such as application servers, databases and Internet messaging servers -- that are essential to successful use of the application, result in low total cost of ownership and extend application lifecycles. The Company also has products that ensure overall network and application quality through measuring, monitoring and management. All Progress product lines are designed to continually integrate open standards while delivering high levels of performance.

     The Company's core product line consists of Progress ProVision Plus, Progress WebSpeed, Progress RDBMS, Progress Open AppServer and Progress DataServers. The Progress product line provides a high degree of portability across a wide range of computing and networked environments while affording developers the flexibility to build applications on a range of database management products. The Company began shipping Progress Version 9, the latest major release of the Company's flagship product line of application development and deployment products, in December 1998.

DEVELOPMENT TECHNOLOGIES

  PROGRESS PROVISION PLUS

     Progress ProVision Plus is a programming environment that provides developers with a "visual road map" for developing and deploying complex enterprise applications. Progress ProVision Plus contains a set of integrated, graphical development tools that support a range of development approaches, including structured, procedural, event-driven and object approaches. Progress ProVision Plus is an Integrated Development Environment for developing and managing enterprise applications, whether they are web-based, client/server or distributed. Progress ProVision Plus lets developers share common business logic among a variety of clients, simplifying the creation and management of enterprise applications.

     Developers can create all the required components for mission-critical, enterprise applications using Progress ProVision Plus. The product's tight integration with the Progress RDBMS allows developers to build a single, central repository that not only describes the database definitions but the application defaults and business rules as well. The Progress 4GL allows developers to build application business logic quickly and efficiently. Progress ProVision Plus also includes Progress SmartObjects, which makes creating attractive and effective graphical user interfaces fast and easy.

     Progress ProVision Plus delivers one of the most comprehensive 4GL development and deployment toolsets in the industry. Based on the combined technologies of Progress ProVision and Progress WebSpeed Workshop, Progress ProVision Plus ensures that development efforts can be reused for greater efficiency. The Company also offers Progress ProVision and Progress WebSpeed Workshop as standalone products. Progress WebSpeed Workshop supports a component development paradigm that allows developers to create and share business logic across web and client/server applications. Developers can define and reuse SmartObjects in web and client/server applications, offering code inheritance, encapsulation and other object-oriented development features. Progress ProVision Plus provides common tools for web-based and client/server development, including:

     - AppBuilder -- a productivity-enhancing suite of tools for client/server, web and character development.

     - Roundtable Lite -- an integrated source code management and team collaboration system that provides version control, secure check-in/out, task management, impact analysis, change auditing, cross referencing and incremental compiling.

     - Open Client Toolkit -- provides Open Client access to Progress Open AppServer functionality.

     - AppServer Partition Deployment ProTool -- defines the location of business logic at runtime, increasing ease of development and deployment of distributed applications.

     - Progress ProVision Plus Development Server -- includes a development database, AppServer and WebSpeed Transaction Server for quickly and easily testing distributed applications.

     - WebTools -- a set of browser-based tools used for building and testing web applications.

     - Progress Explorer -- defines and manages the Progress database, Progress Open AppServer and Progress WebSpeed Transaction Server.

     - Progress Data Dictionary -- a central repository that describes the database definitions, application defaults and business rules.

     - SmartObjects -- component technology that offers code inheritance, encapsulation and other object-oriented development features that allow the creation, customization and automatic assembly of components.

     - Progress 4GL -- a high-level application development language that reduces development complexity by addressing all development needs within a single language.

     - Wizards -- tools that speed development through the creation of reusable SmartObjects or Web Objects.

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

  PROGRESS APPTIVITY DEVELOPER

     Progress Apptivity Developer is an integrated application environment designed to simplify and accelerate the development of distributed, Web-deployed business applications that leverage the capabilities of the Progress Apptivity Application Server. The product provides a comprehensive toolset and component framework for developing both the client and server portions of the application. Progress Apptivity Developer provides a single integrated environment for building data-centric HTML pages, interactive Java forms and reusable Enterprise JavaBeans server components. The toolset includes a customizable environment, a color-coded editor, an integrated Java debugger and other productivity tools. Progress Apptivity Developer supports team-based development and speeds the development process with its SmartComponent framework and comprehensive set of wizards that perform many functions including page layout, creating client and server business logic and working with CORBA objects.

DEPLOYMENT TECHNOLOGIES: APPLICATION AND MESSAGING SERVERS

  PROGRESS OPEN APPSERVER

     Progress Open AppServer supports distributed enterprise applications that leverage existing investments, support new technologies, and communicate with other applications as needed. An integrated application server for both Progress Version 9 4GL-based applications and Progress WebSpeed Version 3 web-based applications, Progress Open AppServer forms a middle tier between an application's user interface and its back-end data. Progress Open AppServer allows interoperability with various clients and various data sources and improves the performance and scalability of business applications. Progress Open AppServer uses a component-based model for partitioning an application for efficient deployment. Progress 4GL procedures can be encapsulated into components that represent an application's business logic. These components can then be placed on client systems or onto faster server machines distributed throughout the enterprise or the web. When distributed, the business logic components are reusable across multiple applications. A new feature called the SmartDataObject gives developers the ability to create these components.

     Progress Open AppServer components can run on a single Windows NT or UNIX workstation for faster processing or on multiple machines for failover capabilities. Additionally, all business logic and components can be accessed by multiple user interfaces for broad client support. The AppServer Partitioning Tool, part of Progress Version 9, makes it possible to code applications using distributed components or "partitions" that can be run either remotely on a Progress Open AppServer or locally on the client. Furthermore, the decision on whether to run remotely or locally can be made at runtime without recompiling the client application. A developer can create and compile an application once and deploy it in many different Progress Open AppServer configurations. Progress Open AppServers can connect across the network to other Progress Open AppServers in complex multi-tier configurations, allowing more effective enterprise business solutions that maximize available computing resources.

  PROGRESS SONICMQ

     Progress SonicMQ is a fast, flexible, scalable Internet messaging server designed to simplify the development and integration of today's highly distributed enterprise applications and Internet-based business solutions. Progress SonicMQ is one of the only standards-based Internet messaging servers that fully complies with Sun Microsystems' Java Messaging Server ("JMS") and the World Wide Web Consortium's XML specifications. Progress SonicMQ is designed to meet the most demanding performance requirements of business-to-business ("B2B") e-commerce.

     Messaging allows distributed applications to exchange data and business logic with each other asynchronously. At its core stands an Internet messaging server, which manages the constant flow of business events between applications. The messaging server is like a postmaster who will deliver reliably, even if the message must be preserved until a disconnected receiver returns online. Messages marked for guaranteed delivery will arrive once, and only once, at the subscriber's address. Progress SonicMQ allows developers to quickly establish and maintain an efficient high-performance messaging structure that can handle the most complex business logic flow requirements without compromising application functionality.

     Progress SonicMQ provides high-speed messaging capabilities for a large number of connections. Progress SonicMQ's feature set, including guaranteed delivery, durable subscriptions and persistent messaging, supports both data and message integrity. Progress SonicMQ supports both point-to-point and publish-and-subscribe communication models. The product's administration tools simplify the creation and maintenance of an efficient messaging system, which can be configured and managed remotely.

  PROGRESS WEBSPEED TRANSACTION SERVER

     Progress WebSpeed is a comprehensive environment for web-enabling existing applications and building new applications that deliver a high level of database connectivity and transaction management. Progress WebSpeed Transaction Server is one of two components within the Progress WebSpeed product line. Progress WebSpeed Transaction Server provides a robust platform for Internet Transaction Processing ("ITP") applications that require high scalability and rapid response rates. Progress WebSpeed Transaction Server provides high throughput, dynamic load balancing and scalability to handle thousands of simultaneous users. Progress WebSpeed Transaction Server includes record locking, transaction rollback and two-phase commit capabilities that safeguard application and data integrity, even if transactions are interrupted, and ensures the integrity of transactions that span multiple databases.

  PROGRESS APPTIVITY APPLICATION SERVER

     The Progress Apptivity Application Server is an open, standards-based and highly scalable application server that simplifies the process of web-enabling legacy business applications and data. The product includes numerous features such as SmartAdapters that allow applications to access an external data source through a standard data interface model. Since Progress Apptivity Application Server maintains business logic on a central server, applications can be deployed faster and with lower maintenance costs. Progress Apptivity's SmartConnect capabilities, which include native support for JDBC- and ODBC-compliant databases, allow developers to build content-rich applications that dynamically aggregate and manage data from diverse business processes and data sources. Progress Apptivity Application Server has multi-threaded server architecture that provides a secure and scalable foundation for business applications. Progress Apptivity Application Server includes comprehensive security, load balancing and automatic failover that ensures no single point of failure and provides a high level of application reliability and scalability.

DEPLOYMENT TECHNOLOGIES: DATABASES

  PROGRESS RDBMS

     The Progress RDBMS products are high-performance relational databases that can scale from a single-user Windows 95 system to massive symmetric multiprocessing ("SMP") and cache coherent non-uniform memory access ("ccNUMA") systems, supporting thousands of concurrent users. In addition to offering one of the lowest total costs of ownership and scalability, the Progress RDBMS products offer high availability, reliability, performance, and platform portability. With full support for ANSI SQL-92 Entry Level specification, Progress RDBMS products integrate with enterprise applications, tools and numerous third-party data management systems.

     The three Progress RDBMS products -- the Progress Enterprise RDBMS, the Progress Workgroup RDBMS, and the Progress Personal RDBMS -- allow users to select a solution that satisfies their business objectives. The benefit to customers is that they pay for what is needed today and, as their requirements grow, they can upgrade to a more robust solution without changing program code.

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

     The Progress Enterprise RDBMS includes the functionality needed to meet demanding OLTP requirements. These capabilities include row-level locking, roll-back and roll-forward recovery, point-in-time recovery, distributed database management with two-phase commit, a complete suite of on-line utilities and full support for ANSI-standard SQL-92. Sophisticated self-tuning capabilities and simple graphical interfaces for system administration make the Progress Enterprise RDBMS easy to install, tune and manage. With low administration costs, low initial cost of licenses and upgrade fees and limited software implementation costs, the Progress Enterprise RDBMS provides a significant cost-of-ownership advantage over competing database products.

     The Progress Workgroup RDBMS, which offers many of the same powerful capabilities as the Progress Enterprise RDBMS, is optimized for workgroups of two to thirty simultaneous users. This cost-effective, department-level solution provides high performance, multi-user support and cross-platform interoperability. The Progress Workgroup RDBMS meets the needs of workgroup applications by running on a wide variety of hardware and operating system platforms. Because the flexible database architecture provides optimal throughput on all supported platforms, a database developed on one machine can serve applications on other systems and network configurations.

     The Progress Personal RDBMS is bundled with Progress development tools, including Progress ProVision Plus, and is suitable for deploying single-user SQL-based and 4GL-based applications and for developing, prototyping and testing applications.

DEPLOYMENT TECHNOLOGIES: DATASERVERS

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

     Progress DataServer products include the Progress Oracle DataServer, the Progress ODBC DataServer, which is available in Enterprise and Personal editions, and the Progress/400 DataServer. These products provide an environment for developing and deploying Progress 4GL and web-based applications designed for heterogeneous, distributed computing environments.

APPLICATION MANAGEMENT PRODUCTS

     The Internet Software Quality ("ISQ") product line includes a set of products designed to provide solutions geared toward the management of applications and networks by monitoring their availability, performance and recoverability. The ISQ product line consists primarily of Progress IPQoS and Progress IPAccounting Framework.

  PROGRESS IPQOS

     Progress IPQoS enables developers to introduce a new element into network management capabilities -- the ability to monitor service levels for specific network resources throughout the entire network. Progress IPQoS measures and monitors the overall availability and performance of applications, file systems and services over distributed networks. Progress IPQoS is designed to deliver a comprehensive application and resource monitoring and measuring system that provides reporting, notification and recoverability features.

  PROGRESS IPACCOUNTING FRAMEWORK

     Progress IPAccounting Framework provides developers with an environment for the rapid development of custom business solutions that require the inspection, analysis and logging of IP network traffic. Progress IPAccounting Framework allows developers to create applications to capture and analyze full messages and session content from any type of TCP/IP or UDP/IP application.

PRODUCT DEVELOPMENT

     To date, most of the Company's products have been developed by its internal product development staff. The Company believes that the features and performance of its products are competitive with those of other available application development and deployment tools and that none of the current versions of its products is approaching obsolescence. However, the Company believes that significant investments in new product development and continuing enhancements of its current products will be required to enable the Company to maintain its competitive position.

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

     In the server-centric UAA model, the business logic of an application resides primarily on the server, accessed by users with Web browsers or thin clients. Application code that is more suitable for client side execution, such as user interface logic, data entry validation, and the like, is distributed as needed to the client but managed by the server. Component-based modularity is an application development technique derived from object-oriented programming in which applications are built as encapsulated blocks of logic. The product direction of future releases is to offer ISVs standards-based paths for building and deploying functionally rich, distributed, integrated multi-tier applications. This will enable them to take advantage of the emerging ASP and Internet B2B market opportunities.

     The Company's product development staff consisted of 242 employees as of November 30, 1999. Product development is primarily conducted at the Company's offices in Bedford, Massachusetts, Newark, California and Nashua, New Hampshire. Limited work related to product localization may also be performed at the Company's international subsidiaries. In fiscal years 1999, 1998 and 1997, the Company spent $38.8 million, $32.2 million and $28.9 million, respectively, on product development, of which $0.5 million, $2.0 million and $1.9 million, respectively, were capitalized in those years. The Company believes that the experience and depth of its product development staff are important factors in the Company's success.

CUSTOMERS

     The Company markets its products worldwide to ISVs and IT departments of corporations and government agencies. No single customer has accounted for more than 10% of the Company's total revenue in any of its last three fiscal years.

     Independent Software Vendors The Company's ISVs provide the Company with broad market coverage, offer an extensive library of commercial applications and are a source of follow-on revenue. PSC publishes Application Catalogs and includes ISVs in trade shows and other marketing programs. PSC also has kept entry costs for ISVs low to encourage a wide variety of ISVs to build applications. An ISV typically takes 6 to 12 months to develop an application. Although many of the Company's ISVs have developed successful applications and have large installed customer bases, others are engaged in earlier stages of product development and marketing and may not contribute follow-on revenue to PSC for some time, if at all. However, if an ISV succeeds in marketing its applications, the Company obtains follow-on revenue as the ISV licenses copies of the Company's deployment products to permit its application to be installed and used by customers.

     IT Departments PSC licenses its products to IT departments of corporations, government agencies and other organizations to build complex applications. Many IT departments that purchase ISV applications often also purchase the Company's development tools to supplement their internal application development. Like ISVs, IT customers may also license deployment products to install applications at additional user sites.

SALES AND MARKETING

     The Company sells its products through its direct sales force in the United States and in over 20 other countries and through independent distributors in over 50 countries outside North America. The sales, marketing and service groups are organized by region into North America, EMEA, Asia/Pacific, Latin America and Japan. The Company believes that this structure allows it to maintain direct contact with and better support its customers and to control its international distribution. The Company's international operations provide focused local marketing efforts and are better able to directly respond to changes in local conditions. Financial information relating to business segment and international operations is detailed in Note 10 of Notes to Consolidated Financial Statements on page 51 in the 1999 Annual Report to Shareholders and is incorporated herein by reference. Risks and uncertainties related to the Company's international operations are detailed under the heading "Factors That May Affect Future Results" on pages 31 to 35 in the 1999 Annual Report to Shareholders and are incorporated herein by reference.

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

     The Company is investing significant resources in its ASPEN (ASP ENablement) program. The ASP business model has the potential to revolutionize the way software is delivered. With the Company's ASPEN program, ISVs get the support they need to gain a foothold in this new marketplace. PSC's ASPEN program offers business planning assistance, industry recognition, technology, services and partnerships to help ISVs transform their Progress-based applications into ASP-enabled applications. These new applications, available on a subscription basis and accessed over the Internet rather than purchased, allow small and mid-tier organizations to more quickly and economically gain access to application functionality previously unavailable to them. ASP-enabled applications reduce traditional IT infrastructure costs because they are developed and maintained by service providers rather than an internal IT staff.

     The Company's marketing department conducts extensive marketing programs designed to ensure a stream of market-ready products, raise general awareness of PSC, generate leads for the PSC sales organization and promote the Company's various product lines. These programs include public relations, direct mail, participation in trade shows, advertising and production of collateral literature. The Company sponsored a single worldwide user conference in the United States in fiscal 1999. The Company is planning to hold regional user conferences in the United States and Spain in fiscal 2000.

CUSTOMER SUPPORT AND PROFESSIONAL SERVICES

     The Company's technical support staff provides telephone support to application developers and end-users using a computerized call tracking and problem reporting system. PSC also provides custom software development, consulting services and training throughout the world. The Company's software licenses generally are perpetual licenses. Customers may also purchase an annual maintenance service entitling them to software updates, technical support and technical bulletins. The annual fee for maintenance is generally 15% to 20% of the current list price of the product to be maintained; first year maintenance is not included with the Company's products and is purchased separately. The Company provides technical support to customers primarily through its technical support centers in Bedford, Massachusetts, Rotterdam, The Netherlands and Melbourne, Australia. Additional localized support may also be provided by international subsidiaries in their own countries.

     The Company's professional services organization delivers a total business solution for customers through a combination of products, consulting and education. The Company's worldwide consulting organization offers project management, custom development, programming, application implementation and Internet, migration and other services. The Company's consulting organization also provides services to Web-enable existing applications or take advantage of the capabilities of new product releases.

     Consulting and training services for customers outside North America are provided by personnel at the Company's international subsidiaries and distributors. Revenue from maintenance and services was 54%, 53% and 49% of total revenue for fiscal years 1999, 1998 and 1997, respectively.

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

     The Company competes in various markets with a number of entities including database vendors offering development tools in conjunction with their database systems, such as Informix Corporation, Microsoft Corporation, Oracle Corporation and Sybase, Inc., as well as numerous application server vendors and application development tools vendors. The Company believes that the database market is currently dominated by Oracle and Microsoft, and that there is no dominant application development tools or application server vendor. Some of these competitors have greater financial, marketing or technical resources than the Company and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than can the Company. Increased competition could make it more difficult for the Company to maintain its market presence.

COPYRIGHTS, TRADEMARKS, PATENTS AND LICENSES

     In accordance with industry practice, the Company relies upon a combination of contractual provisions and copyright, patent, trademark and trade secret laws to protect its proprietary rights in its products. The Company distributes its products under software license agreements that grant customers a perpetual non-exclusive license to use the Company's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

     The Company seeks to protect the source code of its products as a trade secret and as an unpublished copyrighted work. The Company holds a patent on SmartObjects and has also made patent applications for some of its various other product technologies. Where possible, the Company seeks to obtain protection of its product names through trademark registration and other similar procedures.

     The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are as equally important in establishing and maintaining a leadership position within the industry as are the various legal protections of its technology. In addition, the Company believes that the nature of its customers, the importance of the Company's products to them and their need for continuing product support reduce the risk of unauthorized reproduction.

BACKLOG

     The Company generally ships its products within 30 days after acceptance of a customer purchase order and execution of a license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

EMPLOYEES

     As of November 30, 1999, the Company had 1,363 employees worldwide, including 519 in sales and marketing, 397 in customer support and services (including manufacturing and distribution), 242 in product development and 205 in administration. The competition in recruiting skilled technical personnel in the computer software industry is intense. The Company believes that its ability to attract and retain qualified employees is an important factor in its growth and development, and that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. To date, the Company has been successful in recruiting and retaining sufficient numbers of qualified personnel to effectively conduct its business. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relations with employees are good.

     The Company has various equity incentive plans which permit the granting of options to eligible employees and the purchase of shares by eligible employees. The payment of cash bonuses and contributions to retirement plans is at the discretion of the compensation committee of the Board of Directors and the amounts depend on the level of attainment relative to the Company's financial plan. These programs are designed to minimize employee turnover, although there can be no assurance that such programs will be successful.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

NAME                                        AGE    POSITION
----                                        ---    --------
Joseph W. Alsop...........................  54     President and Director
David G. Ireland..........................  53     Vice President and General Manager, Worldwide
                                                   Field Operations
Richard D. Reidy..........................  40     Vice President, Products
Norman R. Robertson.......................  51     Vice President, Finance and Administration and
                                                   Chief Financial Officer

     Mr. Alsop, a founder of the Company, has been a director and President of the Company since its inception in 1981.

     Mr. Ireland joined the Company in September 1997 as Vice President, Core Products and Services and was elected Vice President and General Manager, Core Products and Services in March 1998 and Vice President and General Manager, Worldwide Field Operations in December 1999. From 1994 to 1997, Mr. Ireland was employed by Marcam Corporation, a computer software company, as a Vice President and General Manager.

     Mr. Reidy was elected Vice President, Development Tools in July 1996 and was elected Vice President, Product Development in July 1997 and Vice President, Products in December 1999. From 1995 to 1996, Mr. Reidy held various management positions within the product development organization of the Company. Mr. Reidy joined the Company in June 1985.

     Mr. Robertson joined the Company in May 1996 as Vice President, Finance and Chief Financial Officer and was elected Vice President, Finance and Administration and Chief Financial Officer in December 1997. From 1993 to 1996 he was employed by M/A-COM, Inc., a telecommunications company, as Director of Finance and Administration.

ITEM 2.  PROPERTIES

     The Company's principal administrative, sales, support, marketing and product development facility is located in a single leased building of approximately 165,000 square feet in Bedford, Massachusetts. The Company leases approximately 58,000 square feet in Wilmington, Massachusetts and maintains its manufacturing and distribution operations at this location. In addition, the Company maintains offices in 15 other locations in North America and 35 locations outside North America. The Bedford lease expires in August 2002. The terms of all other leases generally range from one to seven years. The Company believes that its present and proposed facilities are adequate for its current needs and that suitable additional space will be available as needed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended November 30, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information appearing under the caption "Market for Registrant's Common Equity and Related Shareholder Matters" on page 53 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information appearing under the caption "Selected Consolidated Financial Data" on page 20 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 to 35 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information appearing under the caption "Quantitative and Qualitative Disclosures About Market Risk" on pages 29 and 30 of the 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, related notes and independent auditors' report appearing on pages 36 to 52 of the 1999 Annual Report to Shareholders and the information appearing under the caption "Selected Quarterly Financial Data" on page 53 of the 1999 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding executive officers set forth under the caption "Executive Officers of the Registrant" in Item 1 of this Annual Report is incorporated herein by reference.

     The information regarding directors set forth under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1999, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1999, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Holders and Management" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1999, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 1999, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS

     The following financial statements are included in the Company's 1999 Annual Report to Shareholders and are incorporated herein by reference:

    Consolidated Balance Sheets as of November 30, 1999 and 1998
    Consolidated Statements of Operations for the years ended November 30, 1999, 1998, and 1997
    Consolidated Statements of Shareholders' Equity for the years ended November
    30, 1999, 1998, and   1997
    Consolidated Statements of Cash Flows for the years ended November 30, 1999, 1998, and 1997
    Notes to Consolidated Financial Statements
    Independent Auditors' Report

     Supplemental Financial Data not covered by the Independent Auditors'
Report:

     Selected Quarterly Financial Data

(b) REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended November 30, 1999.

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

 3.1     Restated Articles of Organization of the Company(1)
 3.1.1 Articles of Amendment to Restated Articles of Organization filed on January 19, 1995(2)
 3.1.2 Articles of Amendment to Restated Articles of Organization filed on November 17, 1997(3)
 3.1.3 Articles of Amendment to Restated Articles of Organization filed on May 6, 1999
 3.2     By-Laws of the Company, as amended and restated(4)
 4.1     Specimen certificate for the Common Stock of the Company(5)
10.1     1984 Incentive Stock Option Plan, with amendments(6)
10.2     Amended and Restated 1984 Incentive Stock Option Plan(7)
10.3     1991 Employee Stock Purchase Plan, as amended(8)
10.4     Progress Software Corporation 401(k) Plan with Fidelity
         Institutional Retirement Services Company(9)
10.5     1992 Incentive and Nonqualified Stock Option Plan(10)
10.6 First Amended and Restated Lease dated August 11, 1994 between the Company and the Equitable Life Assurance Company of the United States(11)
10.7     1994 Stock Incentive Plan(12)
10.8     1993 Directors' Stock Option Plan(13)
10.9     1997 Stock Incentive Plan, as amended(14)
10.10 Employee Retention and Motivation Agreement executed by each of the Executive Officers(15)
10.10.1  First amendment to Employee Retention and Motivation
         Agreement executed by each of the Executive Officers(16)
13.1 1999 Annual Report to Shareholders (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K)
21.1     List of Subsidiaries of the Registrant
23.1     Consent of Deloitte & Touche LLP
27.1     Financial Data Schedule (EDGAR version only)

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

(10) Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(11) Incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(12) Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(13) Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(14) Incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999.

(15) Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

(16) Incorporated by reference to Exhibit 10.10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1999.

(d) FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2000.

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

                     SIGNATURE                                    TITLE                     DATE
                     ---------                                    -----                     ----

                /s/ JOSEPH W. ALSOP                  President and Director           February 25, 2000
---------------------------------------------------  (Principal Executive Officer)
                  Joseph W. Alsop

              /s/ NORMAN R. ROBERTSON                Vice President, Finance and      February 25, 2000
---------------------------------------------------  Administration and Chief
                Norman R. Robertson                  Financial Officer (Principal
                                                     Financial Officer)

             /s/ DAVID H. BENTON, JR.                Vice President and Corporate     February 25, 2000
---------------------------------------------------  Controller (Principal
               David H. Benton, Jr.                  Accounting Officer)

                /s/ LARRY R. HARRIS                  Director                         February 25, 2000
---------------------------------------------------
                  Larry R. Harris

             /s/ ROGER J. HEINEN, JR.                Director                         February 25, 2000
---------------------------------------------------
               Roger J. Heinen, Jr.

                /s/ MICHAEL L. MARK                  Director                         February 25, 2000
---------------------------------------------------
                  Michael L. Mark

                /s/ ARTHUR J. MARKS                  Director                         February 25, 2000
---------------------------------------------------
                  Arthur J. Marks

               /s/ SCOTT A. MCGREGOR                 Director                         February 25, 2000
---------------------------------------------------
                 Scott A. McGregor

                 /s/ AMRAM RASIEL                    Director                         February 25, 2000
---------------------------------------------------
                   Amram Rasiel