Form 10-Q
period 2000-02-29
PROGRESS SOFTWARE CORP /MA
filed 2000-04-13
CIK 876167

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

--------------------------------------------------------------------------------
(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                           For the Quarterly Period Ended February 29, 2000

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

                  --------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                  Yes  [X]                             No [ ]

As of April 10, 2000, there were 35,729,000 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PROGRESS SOFTWARE CORPORATION

                                    FORM 10-Q

                  FOR THE THREE MONTHS ENDED FEBRUARY 29, 2000

                                TABLE OF CONTENTS



                                                                                                Page
                                                                                                ----

PART I.           FINANCIAL INFORMATION


ITEM 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  February 29, 2000 and November 30, 1999                                        3

                  Condensed Consolidated Statements of Income for
                  the three months ended February 29, 2000 and February 28, 1999                 4

                  Condensed Consolidated Statements of Cash Flows for
                  the three months ended February 29, 2000 and February 28, 1999                 5

                  Notes to Condensed Consolidated Financial Statements                           6

ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            8



PART II.          OTHER INFORMATION


ITEM 6.           Exhibits and Reports on Form 8-K                                              15

                  Signatures                                                                    16

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          PROGRESS SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                February 29,       November 30,
                                                                    2000               1999
                                                                ------------       ------------
ASSETS
Current assets:
  Cash and equivalents                                           $  81,913          $  81,651
  Short-term investments                                            84,234             77,014
  Accounts receivable (less allowances of $7,321 in 2000
    and $7,259 in 1999)                                             50,789             47,952
  Other current assets                                              11,198              9,406
  Deferred income taxes                                             10,707              9,836
                                                                 ---------          ---------
          Total current assets                                     238,841            225,859
                                                                 ---------          ---------
Property and equipment-net                                          20,387             20,594
Capitalized software costs-net                                       3,142              3,155
Other assets                                                         8,286              6,946
                                                                 ---------          ---------
          Total                                                  $ 270,656          $ 256,554
                                                                 =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $  12,207          $  14,041
  Accrued compensation and related taxes                            15,870             24,344
  Income taxes payable                                              10,936              8,723
  Other current liabilities                                         10,832              8,962
  Deferred revenue                                                  69,784             58,173
                                                                 ---------          ---------
          Total current liabilities                                119,629            114,243
                                                                 ---------          ---------

Commitments and contingent liabilities
Shareholders' equity:
  Preferred stock, $.01 par value, authorized, 1,000 shares;
    Issued, none
  Common stock and additional paid in capital, $.01 par value, authorized, 75,000 shares, issued 35,689 shares in 2000
    and 35,553 shares in 1999                                       42,030             40,491
  Retained earnings                                                111,476            103,904
  Accumulated other comprehensive loss                              (2,479)            (2,084)
                                                                 ---------          ---------
          Total shareholders' equity                               151,027            142,311
                                                                 ---------          ---------
          Total                                                  $ 270,656          $ 256,554
                                                                 =========          =========

See notes to condensed consolidated financial statements

                          PROGRESS SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                       Three Months Ended
                                                 -------------------------------
                                                 February 29,       February 28,
                                                     2000               1999
                                                 ----------       ------------
Revenue:
  Software licenses                              $   33,237        $  33,129
  Maintenance and services                           38,894           34,016
                                                 ----------        ---------
          Total revenue                              72,131           67,145
                                                 ----------        ---------

Costs and expenses:
  Cost of software licenses                           2,761            3,106
  Cost of maintenance and services                   13,991           12,513
  Sales and marketing                                26,038           25,783
  Product development                                10,359            9,294
  General and administrative                          7,336            6,794
                                                 ----------        ---------
          Total costs and expenses                   60,485           57,490
                                                 ----------        ---------
Income from operations                               11,646            9,655
                                                 ----------        ---------

Other income (expense):
  Interest income                                     1,810            1,206
  Foreign currency loss                                (105)            (507)
  Other income (expense)                                (16)              82
                                                 ----------        ---------
          Total other income                          1,689              781
                                                 ----------        ---------

Income before provision for income taxes             13,335           10,436
Provision for income taxes                            4,267            3,339
                                                 ----------        ---------
Net income                                       $    9,068        $   7,097
                                                 ==========        =========

Basic earnings per share                              $0.25            $0.20
                                                 ==========        =========
Weighted average shares outstanding (basic)          35,670           34,644
                                                 ==========        =========

Diluted earnings per share                            $0.22            $0.18
                                                 ==========        =========
Weighted average shares outstanding (diluted)        40,666           40,146
                                                 ==========        =========

See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                        ------------------------------
                                                                        February 29,      February 28,
                                                                            2000              1999
                                                                        ------------      ------------
 Cash flows from operating activities:
   Net income                                                            $  9,068          $  7,097
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization of property and equipment                2,478             2,780
     Amortization of capitalized software costs                               413               559
     Amortization of intangible assets                                        121               199
     Deferred income taxes                                                   (615)             (249)
     Minority interest                                                         --               (59)
     Other noncash charges                                                    405                15
     Changes in operating assets and liabilities:
        Accounts receivable                                                (3,083)           (2,171)
        Other current assets                                               (1,985)           (1,408)
        Accounts payable and accrued liabilities                           (7,991)           (9,180)
        Income taxes payable                                                3,187              (795)
        Deferred revenue                                                   11,817             7,121
                                                                         --------          --------
           Total adjustments                                                4,747            (3,188)
                                                                         --------          --------
           Net cash provided by operating activities                       13,815             3,909
                                                                         --------          --------

 Cash flows from investing activities:
   Purchases of investments available for sale                            (26,570)          (27,266)
   Maturities of investments available for sale                            19,173            13,983
   Purchases of property and equipment                                     (2,381)           (1,965)
   Capitalized software costs                                                (400)              (75)
   Acquisition of distributor                                              (2,100)               --
   Decrease (increase) in other noncurrent assets                             232               (30)
                                                                         --------          --------
           Net cash used for investing activities                         (12,046)          (15,353)
                                                                         --------          --------

 Cash flows from financing activities:
   Proceeds from issuance of common stock                                   2,043             4,706
   Repurchase of common stock                                              (2,870)           (6,125)
                                                                         --------          --------
           Net cash used for financing activities                            (827)           (1,419)
                                                                         --------          --------
 Effect of exchange rate changes on cash                                     (680)             (341)
                                                                         --------          --------

 Net increase (decrease) in cash and equivalents                              262           (13,204)
 Cash and equivalents, beginning of period                                 81,651            50,155
                                                                         --------          --------
 Cash and equivalents, end of period                                     $ 81,913          $ 36,951
                                                                         ========          ========

 Supplemental disclosure of noncash financing activities:
    Income tax benefit from employees' exercise of stock options         $    827          $  2,129
                                                                         ========          ========

 See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by Progress Software Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended November 30, 1999.

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

         All share and per share information reflects the impact of the two-for-one stock split which was effective on January 21, 2000.

         The Company operates in a single segment consisting of the development, marketing and support of application development, deployment and management software.

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

4.       Comprehensive Income

         Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in stockholders' equity. The following table sets forth the calculation of comprehensive income on an interim basis:

                                                       Three Months Ended
                                                  ------------------------------
                                                  February 29,      February 28,
                                                      2000              1999
                                                  ------------      ------------
   Net income                                        $9,068            $7,097
   Foreign currency translation adjustments            (219)           (1,765)
   Unrealized holding losses on investments            (176)              (51)
                                                     ------            ------
         Total comprehensive income                  $8,673            $5,281
                                                     ======            ======

5.       Acquisition

         In January 2000, the Company, through a wholly-owned subsidiary, acquired certain assets of its distributor in South Africa for $2.1 million. The acquisition was accounted for as a purchase, and accordingly, the results of operations are included in the Company's operating results from the date of acquisition. The purchase price was allocated primarily to goodwill, which will be amortized over a seven-year period. If this acquisition had been made at the beginning of the earliest period presented, the effect on the consolidated financial statements would not have been material.

6.       New Accounting Pronouncement

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward- looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information which involves risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described in greater detail below under the heading "Factors That May Affect Future Results" and include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, the growth rates of certain market segments, the positioning of the Company's products in those market segments, market acceptance of the application service provider distribution model, variations in the demand for customer service and technical support, pricing pressures and the competitive environment in the software industry, business and consumer use of the Internet, and the Company's ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face.

RESULTS OF OPERATIONS

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items, for the three months ended February 29, 2000 and February 28, 1999.

                                                 Percentage of Total Revenue
                                              ---------------------------------         Period-to-period Change
                                                     Three Months Ended                 -----------------------
                                              ---------------------------------              Three Months
                                              February 29,         February 28,              2000 Compared
                                                  2000                  1999                    to 1999
                                              ------------         ------------         -----------------------
Revenue:
  Software licenses                                46%                 49%                          0%
  Maintenance and services                         54                  51                          14
                                                  ---                 ---
          Total revenue                           100                 100                           7
                                                  ---                 ---
Costs and expenses:
  Cost of software licenses                         4                   5                         (11)
  Cost of maintenance and services                 20                  19                          12
  Sales and marketing                              36                  38                           1
  Product development                              14                  14                          11
  General and administrative                       10                  10                           8
                                                  ---                 ---
          Total costs and expenses                 84                  86                           5
                                                  ---                 ---
Income from operations                             16                  14                          21
                                                  ---                 ---
Other income, net                                   2                   2                         116
                                                  ---                 ---
Income before provision for income taxes           18                  16                          28
Provision for income taxes                          6                   5                          28
                                                  ---                 ---
Net income                                         12%                 11%                         28%
                                                  ===                 ===


The Company's total revenue increased 7% from $67.1 million in the first quarter of fiscal 1999 to $72.1 million in the first quarter of fiscal 2000. The increase in total revenue was due to an increase in maintenance and services revenue of 14%, while software license revenue was approximately the same as in the corresponding period from the prior year.

Total revenue in the first quarter of fiscal 2000 would have increased by 13% over the first quarter of fiscal 1999 if exchange rates had remained constant as compared to the rates in effect in the corresponding period from the prior year. Software license revenue would have increased by 6% and maintenance and services revenue would have increased by 20% on a constant currency basis.

Software license revenue remained approximately the same as in the corresponding period from the prior year at $33 million. The Company believes that the lack of growth in software license revenue was attributable to the impact of a strong dollar, especially relative to the Euro, and a shift in the buying patterns of customers due to a purchasing slowdown around the millenium changeover. Software license revenue from development products, such as Progress ProVision, decreased year over year. Software license revenue from most deployment products was flat. Partially offsetting these product groups were new Internet-focused products, primarily Progress WebSpeed and to a lesser extent Progress SonicMQ, which significantly increased year over year. However, these products currently represent a small percentage of total software license revenue.

Maintenance and services revenue increased 14% from $34.0 million in the first quarter of fiscal 1999 to $38.9 million in the first quarter of fiscal 2000. The increase in maintenance and services revenue was primarily a result of year over year growth in the Company's installed customer base, renewal of maintenance contracts and increased consulting revenue, especially overseas. The Company is dedicating more resources to its service businesses in order to take advantage of the market opportunities associated with companies buying packaged applications and engaging service providers to customize or integrate such packages with other applications.

Total revenue generated in markets outside North America increased 9% from $41.6 million in the first quarter of fiscal 1999 to $45.5 million in the first quarter of fiscal 2000. Such revenue increased as a percentage of total revenue from 62% in the first quarter of fiscal 1999 to 63% in the first quarter of fiscal 2000. Revenue growth in the Asia Pacific and Latin American regions exceeded the overall growth rate for the Company in the first quarter of fiscal 2000. On a constant currency basis, total revenue generated in markets outside North America would have represented 65% of total revenue in the first quarter of fiscal 2000.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses decreased 11% from $3.1 million in the first quarter of fiscal 1999 to $2.8 million in the first quarter of fiscal 2000 and decreased as a percentage of software license revenue from 9% to 8%. The dollar and percentage decrease was due primarily to lower documentation and media costs.

Cost of maintenance and services consists primarily of costs of providing customer technical support, consulting and education. Cost of maintenance and services increased 12% from $12.5 million in the first quarter of fiscal 1999 to $14.0 million in the first quarter of fiscal 2000, but decreased as a percentage of maintenance and services revenue from 37% to 36%. The margin percentage improvement was due primarily to slightly better margins in the Company's consulting and education business in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. The dollar increase was due primarily to an increase in the technical support, consulting and education staff in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 and greater usage of outside contractors to fulfill demand for consulting services. The Company expects its headcount for technical support, consulting and education to continue to increase through the remainder of fiscal 2000 primarily due to the need to satisfy increased demand for consulting and education services. However, there can be no assurance that the Company will be successful in recruiting and retaining such personnel.

Sales and marketing expenses increased 1% from $25.8 million in the first quarter of fiscal 1999 to $26.0 million in the first quarter of fiscal 2000 but decreased as a percentage of total revenue from 38% to 36%. The percentage decrease was due to the Company's efforts to manage sales and marketing expenses at a rate of growth below the rate of revenue growth. The Company is planning to increase sales and marketing expenses at a slower rate of growth than revenue during the remainder of fiscal 2000. The dollar increase in sales and marketing expenses was primarily due to an increase in headcount in the sales, sales support and marketing staff, partially offset by a slight decrease in the level of discretionary marketing spending. The amount of discretionary marketing expenses can vary from period to period depending on the timing of significant trade shows, advertising campaigns and direct mail solicitations. The headcount increase was primarily to support international growth.

Product development expenses increased 11% from $9.3 million in the first quarter of fiscal 1999 to $10.4 million in the first quarter of fiscal 2000 and remained the same percentage of total revenue at 14%. Total product development spending increased by 15% from $9.4 million in the first quarter of fiscal 1999 to $10.8 million in the first quarter of fiscal 2000. The increase was primarily due to an increase in headcount-related expenses required to support continued new product development efforts. The major product development efforts in the first quarter of fiscal 2000 primarily related to the development of the next versions of the Company's various product lines, including Progress Version 9.1 and Progress SonicMQ. Capitalized software costs represented 4% of total product development spending in the first quarter of fiscal 2000 versus 1% in the first quarter of fiscal 1999. The increase in the percentage of capitalized software costs was due to the timing and stage of development of significant projects that qualify for capitalization under the Company's software capitalization policy.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 8% from $6.8 million in the first quarter of fiscal 1999 to $7.3 million in the first quarter of fiscal 2000 and remained the same percentage of total revenue at 10%. The dollar increase in general and administrative expenses was primarily due to an increase in headcount due to growth in the Company's overseas operations.

Other income increased 116% from $0.8 million in the first quarter of fiscal 1999 to $1.7 million in the first quarter of fiscal 2000. The increase was primarily due to greater interest income from higher average cash balances and lower foreign exchange losses. Foreign currency losses in each period primarily relate to the translation and settlement of short-term intercompany receivables.

The Company's effective tax rate was 32% in each of the first quarters of fiscal 1999 and 2000 and was based upon the estimated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At the end of the first quarter of fiscal 2000, the Company's cash and short-term investments totaled $166.1 million. The increase in the balance of $7.5 million since the end of fiscal 1999 resulted from cash generated from operations and proceeds from stock issuances under the stock purchase plan and exercise of stock options, partially offset by common stock repurchases and capital expenditures.

The Company generated $13.8 million in cash from operations in the first three months of fiscal 2000 as compared to $3.9 million in the first three months of fiscal 1999. The increase was primarily due to higher net income and an increase in deferred revenue. Accounts receivable increased in each period primarily due to revenue growth. The Company's accounts receivable days sales outstanding
(DSO) were 63 days at the end of the first quarter of fiscal 2000 as compared to 55 days at the end of the first quarter of fiscal 1999 and at the end of fiscal 1999. The Company targets a DSO range of 55 to 75 days. The increase in DSO was attributable to the mix of revenue during the quarter.

The Company purchased $2.4 million of property and equipment in the first three months of fiscal 2000 and $2.0 million in the first three months of fiscal 1999. The purchases consisted primarily of computer equipment and software, furniture and fixtures and leasehold improvements. The level of property and equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. The Company financed these purchases primarily from cash generated from operations.

The Company purchased and retired 124,500 shares of its common stock for $2.9 million in the first three months of fiscal 2000 as compared to 436,000 shares for $6.1 million in the first three months of fiscal 1999. The Company financed these purchases primarily from cash generated from operations.

In September 1999, the Board of Directors authorized, for the period October 1, 1999 through September 30, 2000, the purchase of up to 10,000,000 shares of the Company's common stock, at such times when the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes including the issuance of shares pursuant to the Company's stock option plans. At February 29, 2000, approximately 9,850,000 shares of common stock remain available for repurchase under this authorization.

In January 2000, the Company, through a wholly-owned subsidiary, acquired certain assets of its distributor in South Africa for $2.1 million. The acquisition was accounted for as a purchase, and accordingly, the results of operations are included in the Company's operating results from the date of acquisition. The purchase price was allocated primarily to goodwill, which will be amortized over a seven-year period. If this acquisition had been made at the beginning of the earliest period presented, the effect on the consolidated financial statements would not have been material. The Company financed this acquisition primarily from cash generated from operations.

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

The Company believes that existing cash balances together with funds generated from operations will be sufficient to finance the Company's operations and meet its foreseeable cash requirements (including planned capital expenditures, lease commitments and other long-term obligations) through the next twelve months.

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

The Company develops, markets and supports application development, deployment and management software. Its core product line, Progress, is composed primarily of Progress ProVision, Progress RDBMS, Progress WebSpeed, Progress Open AppServer and Progress DataServers. In March 2000, the Company began shipping the latest major enhancement to the Progress product line, Progress Version 9.1. The Progress Apptivity product line consists of Apptivity Developer and Apptivity Server. The Company began commercial shipments of Progress Apptivity Version 3.2 in October 1999. The Company began commercial shipments of Progress SonicMQ, an Internet messaging server, in December 1999. The Company believes that the Progress product set, Progress SonicMQ and Progress Apptivity have features and functionality that enable the Company to compete effectively with other vendors of application development products. Ongoing enhancements to these product lines will be required to enable the Company to maintain its competitive position. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Delays in the release of enhancements could have a material adverse effect on the Company's business, financial condition and operating results.

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

Future results also depend upon the Company's continued successful distribution of its products through its Independent Software Vendor (ISV) channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. ISVs utilize technology from the Company to create their applications and resell the Company's products along with their own applications. Any adverse effect on their business related to competition, pricing and other factors could have a material adverse effect on the Company's business, financial condition and operating results.

The Company experiences significant competition from a variety of sources with respect to the marketing and distribution of its products. Many of these competitors have greater financial, marketing or technical resources than the Company and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than can the Company. Increased competition could make it more difficult for the Company to maintain its market presence.

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

The Company expects to devote significant resources enabling its ISVs to move their applications to the Application Service Provider (ASP) distribution model by providing a combination of technology, professional services and partnerships. The ASP distribution model enables ISVs to rent their business applications to end-user organizations over the Internet or through other thin-client technologies. The ASP market is new and evolving. There can be no assurance that the ASP model will become a viable market for business applications or that the Company will be successful in penetrating this new market.

The Company hopes that Progress SonicMQ, Progress Apptivity and other new products and services will contribute positively to the Company's future results. The market for Internet transaction processing products and other Internet business-to-business products is highly competitive. Global e-commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. There can be no assurance that the Company's products will be successful in penetrating these new and evolving markets.

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

Approximately 60% of the Company's total revenue in the first quarter of fiscal 2000, as compared to 58% in the first quarter of fiscal 1999, was attributable to international sales made through its subsidiaries. Because a substantial portion of the Company's total revenue is derived from such international operations which are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected.

Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences. Any one of these factors could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations, and, consequently, on the Company's business, financial condition and operating results.

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

 PART II.         OTHER INFORMATION

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits

     27.1    - Financial Data Schedule (EDGAR Version Only)

 b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended February 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PROGRESS SOFTWARE CORPORATION
                                  (Registrant)



Dated:     April 13, 2000         /s/ Joseph W. Alsop
                                  ----------------------------------
                                  Joseph W. Alsop
                                  President
                                  (Principal Executive Officer)

Dated:     April 13, 2000         /s/ Norman R. Robertson
                                  ----------------------------------
                                  Norman R. Robertson
                                  Vice President, Finance and Administration
                                  and Chief Financial Officer
                                  (Principal Financial Officer)

Dated:     April 13, 2000         /s/ David H. Benton, Jr.
                                  ----------------------------------
                                  David H. Benton, Jr.
                                  Vice President and Corporate Controller
                                  (Principal Accounting Officer)