Form 10-Q
period 2000-05-31
PROGRESS SOFTWARE CORP /MA
filed 2000-07-13
CIK 876167

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

          For the Quarterly Period Ended May 31, 2000

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

                      Yes   X                                     No
                          -------                                    -------

As of July 9, 2000, there were 35,638,000 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.


================================================================================

                          PROGRESS SOFTWARE CORPORATION

                                    FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

                                TABLE OF CONTENTS




                                                                            Page
                                                                            ----
PART I.      FINANCIAL INFORMATION

ITEM 1.      Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets as of
             May 31, 2000 and November 30, 1999                              3

             Condensed Consolidated Statements of Income for
             the three and six months ended May 31, 2000 and
             May 31, 1999                                                    4

             Condensed Consolidated Statements of Cash Flows
             for the six months ended May 31, 2000 and
             May 31, 1999                                                    5

             Notes to Condensed Consolidated Financial Statements            6

ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk     14


PART II.     OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders            15

ITEM 6.      Exhibits and Reports on Form 8-K                               16

             Signatures                                                     17

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          PROGRESS SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                    May 31, 2000  November 30, 1999
                                                                    ------------  -----------------
ASSETS
Current assets:
  Cash and equivalents                                                 $101,276       $ 81,651
  Short-term investments                                                 67,332         77,014
  Accounts receivable (less allowances of $7,269 in
    2000 and $7,259 in 1999)                                             49,636         47,952
  Other current assets                                                   14,297          9,406
  Deferred income taxes                                                  10,782          9,836
                                                                       --------       --------
      Total current assets                                              243,323        225,859
                                                                       --------       --------

Property and equipment-net                                               21,417         20,594
Capitalized software costs-net                                            2,828          3,155
Other assets                                                              9,558          6,946
                                                                       --------       --------
      Total                                                            $277,126       $256,554
                                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $ 11,295       $ 14,041
  Accrued compensation and related taxes                                 15,802         24,344
  Income taxes payable                                                   11,746          8,723
  Other current liabilities                                              10,524          8,962
  Deferred revenue                                                       70,465         58,173
                                                                       --------       --------
      Total current liabilities                                         119,832        114,243
                                                                       --------       --------

Commitments and contingent liabilities
Shareholders' equity:
  Preferred stock, $.01 par value; authorized, 1,000 shares;
    issued, none                                                             --             --
  Common stock and additional paid in capital, $.01 par value;
    authorized, 100,000 shares in 2000 and 75,000 in 1999; issued
    35,648 in 2000 and 35,553 shares in 1999                             41,616         40,491
  Retained earnings                                                     118,982        103,904
  Accumulated other comprehensive loss                                   (3,304)        (2,084)
                                                                       --------       --------
      Total shareholders' equity                                        157,294        142,311
                                                                       --------       --------
      Total                                                            $277,126       $256,554
                                                                       ========       ========

See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                               Three Months Ended May 31,         Six Months Ended May 31,
                                               --------------------------       ---------------------------
                                                 2000            1999             2000              1999
                                                -------        --------         ---------         ---------
Revenue:
  Software licenses                             $26,135        $ 32,124         $  59,372         $  65,253
  Maintenance and services                       41,265          38,626            80,159            72,642
                                                -------        --------         ---------         ---------
      Total revenue                              67,400          70,750           139,531           137,895
                                                -------        --------         ---------         ---------

Costs and expenses:
  Cost of software licenses                       2,279           3,140             5,040             6,246
  Cost of maintenance and services               13,659          13,198            27,650            25,711
  Sales and marketing                            23,880          27,131            49,918            52,914
  Product development                             9,446           9,895            19,805            19,189
  General and administrative                      7,079           7,001            14,415            13,795
                                                -------        --------         ---------         ---------
      Total costs and expenses                   56,343          60,365           116,828           117,855
                                                -------        --------         ---------         ---------
Income from operations                           11,057          10,385            22,703            20,040
                                                -------        --------         ---------         ---------

Other income (expense):
  Interest income                                 2,038           1,199             3,848             2,406
  Foreign currency gain (loss)                      998             (43)              893              (549)
  Minority interest                                  --              35                --                94
  Other income (expense)                             11             (46)               (5)              (25)
                                                -------        --------         ---------         ---------
      Total other income                          3,047           1,145             4,736             1,926
                                                -------        --------         ---------         ---------

Income before provision for income taxes         14,104          11,530            27,439            21,966
Provision for income taxes                        4,513           3,690             8,780             7,029
                                                -------        --------         ---------         ---------
Net income                                      $ 9,591        $  7,840         $  18,659         $  14,937
                                                =======        ========         =========         =========

Basic earnings per share                        $  0.27        $   0.23         $    0.52         $    0.43
                                                =======        ========         =========         =========
Weighted average shares (basic)                  35,736          34,436            35,703            34,540
                                                =======        ========         =========         =========

Diluted earnings per share                      $  0.24        $   0.20         $    0.46         $    0.38
                                                =======        ========         =========         =========
Weighted average shares (diluted)                40,039          38,858            40,353            39,502
                                                =======        ========         =========         =========


See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                    Six Months Ended May 31,
                                                                    ------------------------
                                                                       2000           1999
                                                                     ---------      --------
Cash flows from operating activities:
  Net income                                                         $  18,659      $ 14,937
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment              4,775         5,379
    Amortization of capitalized software costs                             852         1,081
    Amortization of intangible assets                                      360           329
    Deferred income taxes                                                 (966)         (361)
    Minority interest                                                       --           (94)
    Other noncash charges                                                  285            30
    Changes in operating assets and liabilities:
       Accounts receivable                                              (3,560)       (5,157)
       Other current assets                                             (5,002)         (909)
       Accounts payable and accrued expenses                            (8,766)       (4,986)
       Income taxes payable                                              4,737           995
       Deferred revenue                                                 14,327         8,539
                                                                     ---------      --------
          Total adjustments                                              7,042         4,846
                                                                     ---------      --------
          Net cash provided by operating activities                     25,701        19,783
                                                                     ---------      --------

Cash flows from investing activities:
  Purchases of investments available for sale                          (28,417)      (32,857)
  Maturities of investments available for sale                          37,794        24,069
  Purchases of property and equipment                                   (5,914)       (4,588)
  Capitalized software costs                                              (525)         (181)
  Acquisition of distributor                                            (2,100)           --
  Increase in other noncurrent assets                                   (1,570)       (1,606)
                                                                     ---------      --------
          Net cash used for investing activities                          (732)      (15,163)
                                                                     ---------      --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                 4,122         8,108
  Repurchase of common stock                                            (8,128)      (22,408)
                                                                     ---------      --------
          Net cash used for financing activities                        (4,006)      (14,300)
                                                                     ---------      --------
Effect of exchange rate changes on cash                                 (1,338)          309
                                                                     ---------      --------

Net increase (decrease) in cash and equivalents                         19,625        (9,371)
Cash and equivalents, beginning of period                               81,651        50,155
                                                                     ---------      --------
Cash and equivalents, end of period                                  $ 101,276      $ 40,784
                                                                     =========      ========

Supplemental disclosure of noncash financing activities:
  Income tax benefit from employees' exercise of stock options       $   1,473      $  3,774
                                                                     =========      ========

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

4.       Comprehensive Income

         Comprehensive income includes foreign currency translation gains and losses, net of tax, and unrealized gains and losses on equity securities, net of tax, that have been previously excluded from net income and reflected instead in stockholders' equity. The following tables set forth the calculation of comprehensive income on an interim basis:

                                                      Three Months Ended May 31,
                                                      --------------------------
                                                          2000          1999
                                                        -------        -------
         Net income                                     $ 9,591        $ 7,840
         Foreign currency translation adjustments          (695)         1,213
         Unrealized holding losses on investments          (130)          (288)
                                                        -------        -------
               Total comprehensive income               $ 8,766        $ 8,765
                                                        =======        =======

                                                       Six Months Ended May 31,
                                                       ------------------------
                                                          2000          1999
                                                        -------        -------
         Net income                                     $18,659        $14,937
         Foreign currency translation adjustments          (914)          (552)
         Unrealized holding losses on investments          (306)          (339)
                                                        -------        -------
               Total comprehensive income               $17,439        $14,046
                                                        =======        =======

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


                                                 Percentage of Total Revenue
                                           ---------------------------------------     Period-to-Period Change
                                           Three Months Ended     Six Months Ended     -----------------------
                                           ------------------     ----------------       Three         Six
                                           May 31,    May 31,     May 31,    May 31,     Month        Month
                                            2000       1999        2000       1999       Period       Period
                                            ----       ----        ----       ----       ------       ------
Revenue:
  Software licenses                           39%        45%        43%        47%        (19)%         (9)%
  Maintenance and services                    61         55         57         53           7           10
                                             ---        ---        ---        ---
      Total revenue                          100        100        100        100          (5)           1
                                             ---        ---        ---        ---
Costs and expenses:
  Cost of software licenses                    3          4          4          4         (27)         (19)
  Cost of maintenance and services            20         19         21         19           3            8
  Sales and marketing                         36         38         36         38         (12)          (6)
  Product development                         14         14         14         14          (5)           3
  General and administrative                  11         10         10         10           1            4
                                             ---        ---        ---        ---
      Total costs and expenses                84         85         85         84          (7)          (1)
                                             ---        ---        ---        ---
Income from operations                        16         15         15         15           6           13
                                             ---        ---        ---        ---
Other income                                   5          1          4          1         166          146
                                             ---        ---        ---        ---
Income before provision for income taxes      21         16         20         16          22           25
Provision for income taxes                     7          5          7          5          22           25
                                             ---        ---        ---        ---
Net income                                    14%        11%        13%        11%         22%          25%
                                             ===        ===        ===        ===


The Company's total revenue decreased 5% from $70.8 million in the second quarter of fiscal 1999 to $67.4 million in the second quarter of fiscal 2000. The Company's total revenue increased 1% from $137.9 million in the first six months of fiscal 1999 to $139.5 million in the first six months of fiscal 2000. Software license revenue decreased 19% from $32.1 million in the second quarter of fiscal 1999 to

$26.1 million in the second quarter of fiscal 2000. Software license revenue decreased 9% from $65.3 million in the first six months of fiscal 1999 to $59.4 million in the first six months of fiscal 2000.

The decrease in software license revenue in the second quarter and in the first six months of fiscal 2000 was due to a slowdown in revenue from Independent Software Vendors (ISVs), especially those in the enterprise resource planning or ERP sector. In addition, the Company's license revenue was adversely affected by the strong dollar, especially relative to the Euro. The decrease in license revenue for the first six months was also affected by a shift in the buying patterns of customers due to a purchasing slowdown around the millenium changeover. Software license revenue from development products, such as Progress ProVision, and most deployment products, including Progress RDBMS, decreased year over year. Partially offsetting the softness in these product groups were new Internet-focused products, primarily Progress WebSpeed and to a lesser extent Progress SonicMQ, which significantly increased year over year. However, these products currently represent a small percentage of total software license revenue.

Maintenance and services revenue increased 7% from $38.6 million in the second quarter of fiscal 1999 to $41.3 million in the second quarter of fiscal 2000. Maintenance and services revenue increased 10% from $72.6 million in the first six months of fiscal 1999 to $80.2 million in the first six months of fiscal 2000. The increase in maintenance and services revenue was primarily the result of growth in the Company's installed customer base, renewal of maintenance contracts and increased consulting revenue. The Company is dedicating more resources to its service businesses in order to take advantage of the market opportunities associated with companies buying packaged applications and engaging service providers to Web-enable, customize or integrate such packages with other applications.

Total revenue generated in markets outside North America decreased 1% from $41.5 million in the second quarter of fiscal 1999 to $41.4 million in the second quarter of fiscal 2000. Such revenue represented 61% of total revenue in the second quarter of fiscal 2000 as compared to 59% of total revenue in the second quarter of fiscal 1999. Total revenue generated in markets outside North America would have represented 63% of total revenue in the second quarter of fiscal 2000 if exchange rates had been constant as compared to the exchange rates in effect in the second quarter of fiscal 1999. On a constant currency basis, total revenue in the second quarter of fiscal 2000 would have been the same as in the second quarter of fiscal 1999 versus the 5% decrease reported.

Total revenue generated in markets outside North America increased 5% from $83.1 million in the first six months of fiscal 1999 to $86.9 million in the first six months of fiscal 2000. Such revenue represented 62% of total revenue in the first six months of fiscal 2000 as compared to 60% in the first six months of fiscal 1999. Total revenue generated in markets outside North America would have represented 64% of total revenue in the first six months of fiscal 2000 if exchange rates had been constant as compared to the exchange rates in effect in the first six months of fiscal 1999. On a constant currency basis, total revenue would have increased by 7% versus the 1% reported in the first six months of fiscal 2000.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses decreased 27% from $3.1 million in the second quarter of fiscal 1999 to $2.3 million in the second quarter of fiscal 2000 and decreased as a percentage of software license revenue from 10% to 9%. Cost of software licenses decreased 19% from $6.2 million in the first six months of fiscal 1999 to $5.0 million in the first six months of fiscal 2000 and decreased as a percentage of software license revenue from 10% to 8%. The dollar and percentage decreases were primarily due to lower documentation and media costs and, to a lesser extent, lower amortization expense from previously capitalized software costs.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 3% from $13.2 million in the second quarter of fiscal 1999 to $13.7 million in the second quarter of fiscal 2000, but decreased as a percentage of maintenance and services revenue from 34% to 33%. Cost of maintenance and services increased 8% from $25.7 million in the first six months of fiscal 1999 to $27.7 million in the first six months of 2000, but decreased as a percentage of maintenance and services revenue from 35% to 34%. The slight margin percentage improvement was primarily due to maintenance revenue increasing at a faster rate than the related support costs in fiscal 2000 as compared to fiscal 1999. The dollar increase was due primarily to an increase in the technical support, consulting and education staff in the first half of fiscal 2000 as compared to the first half of fiscal 1999. The Company expects its headcount for technical support, consulting and education to continue to increase through the remainder of fiscal 2000 primarily due to the need to satisfy increased demand for consulting and education services. However, there can be no assurance that the Company will be successful in recruiting and retaining such personnel.

Sales and marketing expenses decreased 12% from $27.1 million in the second quarter of fiscal 1999 to $23.9 million in the second quarter of fiscal 2000 and decreased as a percentage of total revenue from 38% to 36%. Sales and marketing expenses decreased 6% from $52.9 million in the first six months of fiscal 1999 to $49.9 million in the first six months of fiscal 2000 and decreased as a percentage of total revenue from 38% to 36%. The percentage decrease was due to the Company's efforts to manage sales and marketing expenses at a rate of growth below the rate of revenue growth. Excluding the impact of expenses associated with its two upcoming user conferences, the Company is planning to increase sales and marketing expenses at a slower rate of growth than revenue during the remainder of fiscal 2000. The dollar decrease in the second quarter and first half of fiscal 2000 as compared to the corresponding periods of fiscal 1999 was also due to the timing of the Company's user conference event in fiscal 1999 and a decrease in the level of discretionary marketing spending. The amount of discretionary marketing expenses can vary from period to period depending on the timing of significant trade shows, advertising campaigns and direct mail solicitations. An increase in personnel and related expenses from slightly higher headcount partially offset these decreases in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999.

Product development expenses decreased 5% from $9.9 million in the second quarter of fiscal 1999 to $9.4 million in the second quarter of fiscal 2000, but remained the same percentage of total revenue in each period. Product development expenses increased 3% from $19.2 million in the first six months of fiscal 1999 to $19.8 million in the first six months of fiscal 2000 and remained the same percentage of total revenue in each period. The decrease in expenses in the second quarter was primarily due to lower headcount and the use of fewer outside contractors. Major product development efforts in the first half of fiscal 2000 primarily related to the development of the next versions of the Company's various product lines, including Progress Version 9.1 and Progress SonicMQ. Capitalized software costs represented approximately 1% of total product development spending in the second quarter of fiscal 2000 and fiscal 1999. Capitalized software costs represented 3% of total product development spending in the first half of fiscal 2000 versus 1% in the first half of fiscal 1999. The increase in the percentage of capitalized software costs was due to the timing and stage of development of significant projects that qualify for capitalization under the Company's software capitalization policy.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 1% from $7.0 million in the second quarter of fiscal 1999 to $7.1 million in the second quarter of fiscal 2000 and increased as a percentage of total revenue from 10% to 11%. General and administrative expenses increased 4% from $13.8 million in the first six months of fiscal 1999 to $14.4 million in the first six months of fiscal 2000, but remained the same percentage of total revenue in each period. The dollar increase in general and administrative expenses was primarily due to an increase in headcount due to growth in the Company's overseas operations.

Other income increased 166% from $1.1 million in the second quarter of fiscal 1999 to $3.0 million in the second quarter of fiscal 2000. Other income increased 146% from $1.9 million in the first six months of fiscal 1999 to $4.7 million in the first six months of fiscal 2000. The increase in each period was primarily due to an increase in interest income from higher average cash balances and from higher interest rates and foreign exchange gains under the Company's hedging programs.

The Company's effective tax rate was 32% in each period of fiscal 1999 and fiscal 2000 and was based upon the estimated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At the end of the second quarter of fiscal 2000, the Company's cash and short-term investments totaled $168.6 million. The increase in the balance of $9.9 million since the end of fiscal 1999 resulted from cash generated from operations and proceeds from stock issuances under the Company's stock purchase plan and exercise of stock options, partially offset by common stock repurchases and capital expenditures.

The Company generated $25.7 million in cash from operations in the first six months of fiscal 2000 as compared to $19.8 million in the first six months of fiscal 1999. The increase was primarily due to higher net income and an increase in deferred revenue, primarily from maintenance, partially offset by an increase in other current assets, primarily from prepaid user conference expenses and prepaid royalties. The Company's accounts receivable days sales outstanding
(DSO) was 66 days at the end of the second quarter of fiscal 2000 as compared to 63 days at the end of the first quarter of fiscal 2000 and 55 days at the end of fiscal 1999. The Company targets a DSO range of 55 to 75 days. The increase in DSO was attributable to the mix and timing of revenue during the quarter.

The Company purchased $5.9 million of property and equipment in the first six months of fiscal 2000 and $4.6 million in the first six months of fiscal 1999. The purchases consisted primarily of computer equipment and software, furniture and fixtures and leasehold improvements. The level of property and equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. The Company financed these purchases primarily from cash generated from operations.

The Company purchased and retired 412,600 shares of its common stock for $8.1 million in the first six months of fiscal 2000 as compared to 1,852,000 shares for $22.4 million in the first six months of fiscal 1999. The Company financed these purchases primarily from cash generated from operations.

In September 1999, the Board of Directors authorized, for the period October 1, 1999 through September 30, 2000, the purchase of up to 10,000,000 shares of the Company's common stock, at such times when the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes including the issuance of shares pursuant to the Company's stock option and purchase plans. At May 31, 2000, approximately 9,600,000 shares of common stock remained available for repurchase under this authorization.

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

The Company believes that existing cash balances together with funds generated from operations will be sufficient to finance the Company's operations and meet its foreseeable cash requirements (including planned capital expenditures, lease commitments and other long-term obligations) through at least the next twelve months.

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

The Company develops, markets and supports application development, deployment and management software. Its core product line, Progress, is composed primarily of Progress ProVision, Progress RDBMS, Progress WebSpeed, Progress Open AppServer and Progress DataServers. In March 2000, the Company began shipping the latest major enhancement to the Progress product line, Progress Version 9.1. The Company began commercial shipments of Progress SonicMQ, an Internet messaging server, in December 1999. The Company believes that the Progress product set and Progress SonicMQ have features and functionality that enable the Company to compete effectively with other vendors of application development products, but ongoing enhancements to these product lines will be required to enable the Company to maintain its competitive position. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Delays in the release of enhancements could have a material adverse effect on the Company's business, financial condition and operating results.

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

The Company expects to devote significant resources to enable its ISVs to move their applications to the Application Service Provider (ASP) distribution model by providing a combination of technology, professional services and partnerships. The ASP distribution model enables ISVs to rent their business applications to end-user organizations over the Internet or through other thin-client technologies. The ASP market is new and evolving. There can be no assurance that the ASP model will become a viable market for business applications or that the Company will be successful in penetrating this new market.

The Company hopes that Progress SonicMQ and other new products and services will contribute positively to the Company's future results. The market for Internet transaction processing products and other Internet business-to-business products is highly competitive. Global e-commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. There can be no assurance that the Company's products will be successful in penetrating these new and evolving markets.

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

International sales through subsidiaries totaled approximately 59% of the Company's total revenue in the first half of fiscal 2000 as compared to 57% in the first half of fiscal 1999. Because a substantial portion of the Company's total revenue is derived from such international operations which are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company has established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency exchange.

The Company's exposure to market rate risk for changes in interest rates relates to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high quality issuers and has policies limiting, among other things, the amount of credit exposure to any one issuer. The Company limits default risk by purchasing only investment-grade securities. The Company's investments are all fixed-rate instruments. In addition, the Company has classified all its debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk.

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

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on April 20, 2000, the shareholders voted on the items described below:

-     To fix the numbers of directors at seven:

               Affirmative      Negative          Votes
               Votes Cast       Votes Cast        Abstaining
               -----------      --------------    ----------

               29,381,302          943,131          522,223

- To elect the following seven directors: Joseph W. Alsop, Larry R. Harris, Roger J. Heinen, Jr., Michael L. Mark, Arthur J. Marks, Scott A. McGregor and Amram Rasiel:


      Nominee                      For             Withhold Authority
      -------------------      ----------          ------------------

      Joseph W. Alsop          30,199,299              647,357
      Larry R. Harris          30,199,841              646,815
      Roger J. Heinen, Jr.     30,199,841              646,815
      Michael L. Mark          30,200,947              645,709
      Arthur J. Marks          30,200,947              645,709
      Scott A. McGregor        30,199,747              646,909
      Amram Rasiel             30,199,785              646,871


- To act upon a proposal to amend the Company's Restated Articles of Organization to increase the authorized Common Stock, $.01 par value per share, of the Company from 75,000,000 shares to 100,000,000 shares.

               Affirmative      Negative          Votes
               Votes Cast       Votes Cast        Abstaining
               -----------      --------------    ----------

               28,427,333       2,387,829         31,494

- To act upon a proposal to amend the Company's 1997 Stock Incentive Plan to increase the maximum number of shares that may be issued under such plan from 5,040,000 shares to 7,540,000 shares:

               Affirmative      Negative          Votes             Broker
               Votes Cast       Votes Cast        Abstaining        Non-votes
               -----------      --------------    ----------        ---------

               12,031,628       11,289,013         54,533           7,471,482

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

    27.1      -  Financial Data Schedule (EDGAR Version Only)

b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended May 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PROGRESS SOFTWARE CORPORATION
                                  (Registrant)



Dated: July 13, 2000               /s/ Joseph W. Alsop
                                   ----------------------------------
                                   Joseph W. Alsop
                                   President
                                   (Principal Executive Officer)


Dated: July 13, 2000               /s/ Norman R. Robertson
                                   ----------------------------------
                                   Norman R. Robertson
                                   Vice President, Finance and Administration
                                   and Chief Financial Officer
                                   (Principal Financial Officer)


Dated: July 13, 2000               /s/ David H. Benton, Jr.
                                   ----------------------------------
                                   David H. Benton, Jr.
                                   Vice President and Corporate Controller
                                   (Principal Accounting Officer)