Form 10-Q
period 2000-08-31
PROGRESS SOFTWARE CORP /MA
filed 2000-10-12
CIK 876167

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

            For the Quarterly Period Ended August 31, 2000

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


                                   14 Oak Park
                          Bedford, Massachusetts 01730
                    (Address of principal executive offices)
                        Telephone Number: (781) 280-4000
                     ---------------------------------------



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

As of October 10, 2000, there were 35,499,000 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

================================================================================

                          PROGRESS SOFTWARE CORPORATION

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

                                TABLE OF CONTENTS




                                                                          Page
                                                                          ----

PART I.    FINANCIAL INFORMATION


ITEM 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           August 31, 2000 and November 30, 1999                           3

           Condensed Consolidated Statements of Income for
           the three and nine months ended August 31, 2000 and
           August 31, 1999                                                 4

           Condensed Consolidated Statements of Cash Flows
           for the nine months ended August 31, 2000 and
           August 31, 1999                                                 5

           Notes to Condensed Consolidated Financial Statements            6

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk     14



PART II.   OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                               15

           Signatures                                                     16

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          PROGRESS SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                               August 31,      November 30,
                                                                                  2000            1999
                                                                               ----------      ------------
ASSETS
Current assets:
  Cash and equivalents                                                          $  93,257       $  81,651
  Short-term investments                                                           79,670          77,014
  Accounts receivable (less allowances of $7,040 in
    2000 and $7,259 in 1999)                                                       43,967          47,952
  Other current assets                                                             14,291           9,406
  Deferred income taxes                                                            10,787           9,836
                                                                                ---------       ---------
          Total current assets                                                    241,972         225,859
                                                                                ---------       ---------

Property and equipment-net                                                         22,492          20,594
Capitalized software costs-net                                                      2,406           3,155
Other assets                                                                        9,477           6,946
                                                                                ---------       ---------
          Total                                                                 $ 276,347       $ 256,554
                                                                                =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $   8,537       $  14,041
  Accrued compensation and related taxes                                           17,011          24,344
  Income taxes payable                                                             11,525           8,723
  Other current liabilities                                                         9,556           8,962
  Deferred revenue                                                                 63,679          58,173
                                                                                ---------       ---------
          Total current liabilities                                               110,308         114,243
                                                                                ---------       ---------

Commitments and contingent liabilities Shareholders' equity:
  Preferred stock, $.01 par value; authorized, 1,000 shares;                           --              --
    issued, none
  Common stock and additional paid in capital, $.01 par value; authorized,
    100,000 shares in 2000 and 75,000 in 1999;
    issued 35,796 in 2000 and 35,553 shares in 1999                                43,107          40,491
  Retained earnings                                                               125,694         103,904
  Accumulated other comprehensive loss                                             (2,762)         (2,084)
                                                                                ---------       ---------
          Total shareholders' equity                                              166,039         142,311
                                                                                ---------       ---------
          Total                                                                 $ 276,347       $ 256,554
                                                                                =========       =========


See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                            Three Months Ended August 31,   Nine Months Ended August 31,
                                            -----------------------------   ----------------------------
                                                 2000           1999            2000            1999
                                              ---------       ---------      ---------       ---------
Revenue:
  Software licenses                           $  23,466       $  31,219      $  82,838       $  96,472
  Maintenance and services                       41,943          38,940        122,102         111,582
                                              ---------       ---------      ---------       ---------
          Total revenue                          65,409          70,159        204,940         208,054
                                              ---------       ---------      ---------       ---------

Costs and expenses:
  Cost of software licenses                       2,453           3,583          7,493           9,829
  Cost of maintenance and services               12,998          14,704         40,648          40,415
  Sales and marketing                            25,534          24,330         75,452          77,244
  Product development                             9,979           9,596         29,784          28,785
  General and administrative                      7,341           7,330         21,756          21,125
                                              ---------       ---------      ---------       ---------
          Total costs and expenses               58,305          59,543        175,133         177,398
                                              ---------       ---------      ---------       ---------
Income from operations                            7,104          10,616         29,807          30,656
                                              ---------       ---------      ---------       ---------

Other income (expense):
  Interest income                                 2,114           1,170          5,962           3,574
  Foreign currency gain (loss)                    1,035             338          1,928            (211)
  Minority interest                                --                36           --               130
  Other income (expense)                            (58)             13            (63)            (10)
                                              ---------       ---------      ---------       ---------
          Total other income                      3,091           1,557          7,827           3,483
                                              ---------       ---------      ---------       ---------

Income before provision for income taxes         10,195          12,173         37,634          34,139
Provision for income taxes                        3,263           3,896         12,043          10,925
                                              ---------       ---------      ---------       ---------
Net income                                    $   6,932       $   8,277      $  25,591       $  23,214
                                              =========       =========      =========       =========

Basic earnings per share                      $    0.19       $    0.24      $    0.72       $    0.68
                                              =========       =========      =========       =========
Weighted average shares (basic)                  35,725          33,928         35,711          34,336
                                              =========       =========      =========       =========

Diluted earnings per share                    $    0.18       $    0.22      $    0.64       $    0.59
                                              =========       =========      =========       =========
Weighted average shares (diluted)                38,885          38,336         39,863          39,114
                                              =========       =========      =========       =========


See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                  Nine Months Ended August 31,
                                                                  ----------------------------
                                                                      2000           1999
                                                                    --------       --------
Cash flows from operating activities:
  Net income                                                        $ 25,591       $ 23,214
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment            7,306          8,094
    Amortization of capitalized software costs                         1,274          1,613
    Amortization of intangible assets                                    555            443
    Deferred income taxes                                             (1,032)          (480)
    Minority interest                                                   --             (130)
    Other noncash charges                                                285             45
    Changes in operating assets and liabilities:
       Accounts receivable                                             1,261           (472)
       Other current assets                                           (5,562)          (456)
       Accounts payable and accrued expenses                         (10,893)        (3,923)
       Income taxes payable                                            4,973          3,322
       Deferred revenue                                                8,491          6,370
                                                                    --------       --------
          Total adjustments                                            6,658         14,426
                                                                    --------       --------
          Net cash provided by operating activities                   32,249         37,640
                                                                    --------       --------

Cash flows from investing activities:
  Purchases of investments available for sale                        (52,850)       (40,304)
  Maturities of investments available for sale                        50,268         42,335
  Purchases of property and equipment                                 (9,686)        (6,423)
  Capitalized software costs                                            (525)          (281)
  Acquisition of distributor                                          (2,100)           --
  Increase in other noncurrent assets                                 (1,257)        (1,621)
                                                                    --------       --------
          Net cash used for investing activities                     (16,150)        (6,294)
                                                                    --------       --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                               5,719         11,195
  Repurchase of common stock                                          (8,787)       (23,843)
                                                                    --------       --------
          Net cash used for financing activities                      (3,068)       (12,648)
                                                                    --------       --------
Effect of exchange rate changes on cash                               (1,425)           393
                                                                    --------       --------

Net increase in cash and equivalents                                  11,606         19,091
Cash and equivalents, beginning of period                             81,651         50,155
                                                                    --------       --------
Cash and equivalents, end of period                                 $ 93,257       $ 69,246
                                                                    ========       ========

Supplemental disclosure of noncash financing activities:
  Income tax benefit from employees' exercise of stock options      $  1,806       $  5,195
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

4.   Comprehensive Income

     Comprehensive income includes foreign currency translation gains and losses, net of tax, and unrealized gains and losses on equity securities, net of tax, that have been previously excluded from net income and reflected instead in shareholders' equity. The following tables set forth the calculation of comprehensive income on an interim basis:


                                                     Three Months Ended August 31,
                                                     -----------------------------
                                                           2000         1999
                                                          ------       ------
     Net income                                           $6,932       $8,277
     Foreign currency translation adjustments                162         (246)
     Unrealized holding gains (losses) on investments        380         (361)
                                                          ------       ------
           Total comprehensive income                     $7,474       $7,670
                                                          ======       ======


                                                        Nine Months Ended August 31,
                                                        ----------------------------
                                                            2000         1999
                                                          -------       -------
     Net income                                           $25,591       $23,214
     Foreign currency translation adjustments                (752)         (797)
     Unrealized holding gains (losses) on investments          74          (701)
                                                          -------       -------
           Total comprehensive income                     $24,913       $21,716
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

6.   New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in the first quarter of fiscal 2001. The Company does not expect the adoption of SFAS 133 to have a material effect on the Company's consolidated financial position or results of operations.

7.   Subsequent Event

     On October 12, 2000, the Company purchased its principal administrative, sales, support, marketing and product development facility in Bedford, Massachusetts for $15.7 million in cash.

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


                                                         Percentage of Total Revenue
                                                -----------------------------------------------   Period-to-Period Change
                                                Three Months Ended        Nine Months Ended      -------------------------
                                                -------------------      -------------------        Three          Nine
                                                Aug 31,      Aug 31,     Aug 31,      Aug 31,       Month          Month
                                                 2000         1999        2000         1999        Period         Period
                                                ------       ------      ------       -------      ------         ------
Revenue:
  Software licenses                               36%          44%          40%          46%         (25)%         (14)%
  Maintenance and services                        64           56           60           54            8             9
                                                ----         ----         ----         ----
          Total revenue                          100          100          100          100           (7)           (1)
                                                ----         ----         ----         ----
Costs and expenses:
  Cost of software licenses                        4            5            4            5          (32)          (24)
  Cost of maintenance and services                20           21           20           19          (12)            1
  Sales and marketing                             39           35           37           37            5            (2)
  Product development                             15           14           14           14            4             3
  General and administrative                      11           10           11           10            0             3
                                                ----         ----         ----         ----
          Total costs and expenses                89           85           86           85           (2)           (1)
                                                ----         ----         ----         ----
Income from operations                            11           15           14           15          (33)           (3)
Other income                                       5            2            4            1           99           125
                                                ----         ----         ----         ----
Income before provision for income taxes          16           17           18           16          (16)           10
Provision for income taxes                         5            5            6            5          (16)           10
                                                ----         ----         ----         ----
Net income                                        11%          12%          12%          11%         (16)%          10%
                                                ====         ====         ====         ====


The Company's total revenue decreased 7% from $70.2 million in the third quarter of fiscal 1999 to $65.4 million in the third quarter of fiscal 2000. The Company's total revenue decreased 1% from $208.1 million in the first nine months of fiscal 1999 to $204.9 million in the first nine months of fiscal 2000. Software license revenue decreased 25% from $31.2 million in the third quarter of fiscal 1999 to

$23.5 million in the third quarter of fiscal 2000. Software license revenue decreased 14% from $96.5 million in the first nine months of fiscal 1999 to $82.8 million in the first nine months of fiscal 2000.

The decrease in software license revenue in the third quarter and in the first nine months of fiscal 2000 was due to a slowdown in revenue from Independent Software Vendors (ISVs), especially those in the enterprise resource planning or ERP sector. In addition, the Company's license revenue was adversely affected by the strong dollar, especially relative to the Euro. The decrease in license revenue for the first nine months was also affected by a shift in the buying patterns of customers due to a purchasing slowdown around the millenium changeover. Software license revenue from development products, such as Progress ProVision, and most deployment products, including Progress RDBMS, decreased year over year. Partially offsetting the decline in license revenue from these product groups were significantly increased license revenue from Internet-focused products, primarily Progress WebSpeed and to a lesser extent Progress SonicMQ. However, these products currently represent a small percentage of total software license revenue.

Maintenance and services revenue increased 8% from $38.9 million in the third quarter of fiscal 1999 to $41.9 million in the third quarter of fiscal 2000. Maintenance and services revenue increased 9% from $111.6 million in the first nine months of fiscal 1999 to $122.1 million in the first nine months of fiscal 2000. The increase in maintenance and services revenue in the third quarter was primarily due to growth in the Company's installed customer base and renewal of maintenance contracts. The increase in maintenance and services revenue in the first nine months of fiscal 2000 as compared to fiscal 1999 was primarily the result of growth in the Company's installed customer base, renewal of maintenance contracts and increased consulting revenue.

Total revenue generated in markets outside North America decreased 8% from $41.2 million in the third quarter of fiscal 1999 to $38.0 million in the third quarter of fiscal 2000. Such revenue represented 58% of total revenue in the third quarter of fiscal 2000 as compared to 59% of total revenue in the third quarter of fiscal 1999. Total revenue generated in markets outside North America would have represented 60% of total revenue in the third quarter of fiscal 2000 if exchange rates had been constant as compared to the exchange rates in effect in the third quarter of fiscal 1999. On a constant currency basis, total revenue in the third quarter of fiscal 2000 would have decreased by 3% as compared to the third quarter of fiscal 1999, versus the 7% decrease reported.

Total revenue generated in markets outside North America increased 1% from $124.3 million in the first nine months of fiscal 1999 to $124.9 million in the first nine months of fiscal 2000. Such revenue represented 60% of total revenue in the first nine months of fiscal 2000 and in the first nine months of fiscal 1999. Total revenue generated in markets outside North America would have represented 63% of total revenue in the first nine months of fiscal 2000 if exchange rates had been constant as compared to the exchange rates in effect in the first nine months of fiscal 1999. On a constant currency basis, total revenue would have increased by 3% versus the 1% decrease reported in the first nine months of fiscal 2000.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses decreased 32% from $3.6 million in the third quarter of fiscal 1999 to $2.5 million in the third quarter of fiscal 2000 and decreased as a percentage of software license revenue from 11% to 10%. Cost of software licenses decreased 24% from $9.8 million in the first nine months of fiscal 1999 to $7.5 million in the first nine months of fiscal 2000 and decreased as a percentage of software license revenue from 10% to 9%. The dollar and percentage decreases were primarily due to lower documentation and media costs and, to a lesser extent, lower amortization expense from previously capitalized software costs.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased 12% from $14.7 million in the third quarter of fiscal 1999 to $13.0 million in the third quarter of fiscal 2000 and decreased as a percentage of maintenance and services revenue from 38% to 31%. Cost of maintenance and services increased 1% from $40.4 million in the first nine months of fiscal 1999 to $40.6 million in the first nine months of 2000, but decreased as a percentage of maintenance and services revenue from 36% to 33%. The margin percentage improvement in fiscal 2000 as compared to fiscal 1999 was primarily due to maintenance revenue increasing at a faster rate than the related support costs, which are relatively fixed in the short-term, and, to a lesser extent, a slight improvement in service margins. The dollar decrease in the third quarter of fiscal 2000 was due to lower consulting expenses from outside contractors proportionate with decreased revenue associated with such resources. The dollar increase in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999 was primarily due to slightly higher headcount, partially offset by lower usage of third party consulting contractors.

Sales and marketing expenses increased 5% from $24.3 million in the third quarter of fiscal 1999 to $25.5 million in the third quarter of fiscal 2000 and increased as a percentage of total revenue from 35% to 39%. Sales and marketing expenses decreased 2% from $77.2 million in the first nine months of fiscal 1999 to $75.5 million in the first nine months of fiscal 2000, but remained the same percentage of total revenue in each period. The dollar and percentage increase in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999 was primarily due to marketing and show expenses associated with the Company's user conference in June 2000. The user conference in fiscal 1999 was held in the second quarter. The dollar decrease in the first nine months of fiscal 2000 was due to a reduction in marketing programs as compared to the level in the first nine months of fiscal 1999. The amount of discretionary marketing expenses can vary from period to period depending on the timing of significant trade shows, advertising campaigns and direct mail solicitations. An increase in personnel and related expenses from slightly higher headcount partially offset the marketing program decreases in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999.

Product development expenses increased 4% from $9.6 million in the third quarter of fiscal 1999 to $10.0 million in the third quarter of fiscal 2000 and increased as a percentage of total revenue from 14% to 15%. Product development expenses increased 3% from $28.8 million in the first nine months of fiscal 1999 to $29.8 million in the first nine months of fiscal 2000 and remained the same percentage of total revenue in each period. The increase in expenses in the third quarter and first nine months was primarily due to slightly higher headcount. Major product development efforts in the first nine months of fiscal 2000 primarily related to the development of the next versions of the Company's various product lines, including Progress Version 9 and Progress SonicMQ. Capitalized software costs were 0% of total product development spending in the third quarter of fiscal 2000 versus 1% in the third quarter of fiscal 1999. Capitalized software costs represented 2% of total product development spending in the first nine months of fiscal 2000 versus 1% in the first nine months of fiscal 1999. The variation in the percentage of capitalized software costs is due to the timing and stage of development of significant projects that qualify for capitalization under the Company's software capitalization policy.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses were approximately the same in the third quarter of fiscal 1999 and in the third quarter of fiscal 2000, but increased as a percentage of total revenue from 10% to 11%. General and administrative expenses increased 3% from $21.1 million in the first nine months of fiscal 1999 to $21.8 million in the first nine months of fiscal 2000 and increased as a percentage of total revenue from 10% to 11%. The increase in general and administrative expenses was primarily due to an increase in headcount due to growth in the Company's overseas operations.

Other income increased 99% from $1.6 million in the third quarter of fiscal 1999 to $3.1 million in the third quarter of fiscal 2000 and increased 125% from $3.5 million in the first nine months of fiscal 1999 to $7.8 million in the first nine months of fiscal 2000. The increase in each period was primarily due to an increase in interest income from higher average cash balances and from higher interest rates and foreign exchange gains under the Company's hedging programs.

 The Company's effective tax rate was 32% in each period of fiscal 1999 and fiscal 2000 and was based upon the estimated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At the end of the third quarter of fiscal 2000, the Company's cash and short-term investments totaled $172.9 million. The increase in the balance of $14.3 million since the end of fiscal 1999 resulted from cash generated from operations and proceeds from stock issuances under the Company's stock purchase plan and exercise of stock options, partially offset by common stock repurchases and capital expenditures.

The Company generated $32.2 million in cash from operations in the first nine months of fiscal 2000 as compared to $37.6 million in the first nine months of fiscal 1999. The decrease was primarily due to the timing of payments and accrued expenses and an increase in other current assets, primarily from prepaid user conference expenses and prepaid royalties, partially offset by higher net income and increases in deferred revenue. The Company's accounts receivable days sales outstanding (DSO) was 60 days at the end of the third quarter of fiscal 2000 as compared to 66 days at the end of the second quarter of fiscal 2000 and 55 days at the end of fiscal 1999. The Company targets a DSO range of 55 to 75 days.

The Company purchased $9.7 million of property and equipment in the first nine months of fiscal 2000 and $6.4 million in the first nine months of fiscal 1999. The purchases consisted primarily of computer equipment and software, furniture and fixtures and leasehold improvements. The level of property and equipment purchases resulted primarily from continued growth of the business and replacement of older equipment. The Company financed these purchases primarily from cash generated from operations.

On October 12, 2000, the Company purchased its principal administrative, sales, support, marketing and product development facility in Bedford, Massachusetts for $15.7 million in cash. The Company financed this purchase from cash generated from operations.

The Company purchased and retired 454,100 shares of its common stock for $8.8 million in the first nine months of fiscal 2000 as compared to 1,976,472 shares for $23.8 million in the first nine months of fiscal 1999. The Company financed these purchases primarily from cash generated from operations.

In September 2000, the Board of Directors authorized, for the period October 1, 2000 through September 30, 2001, the purchase of up to 10,000,000 shares of the Company's common stock, at such times when the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes including the issuance of shares pursuant to the Company's stock option and purchase plans.

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

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in the first quarter of fiscal 2001. The Company does not expect the adoption of SFAS 133 to have a material effect on the Company's consolidated financial position or results of operations.

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

The Company expects to devote significant resources to enable its ISVs to move their applications to the Internet and the Application Service Provider (ASP) distribution model by providing a combination of technology, professional services and partnerships. The ASP distribution model enables ISVs to rent their business applications to end-user organizations over the Internet or through other thin-client technologies. The ASP market is new and evolving. There can be no assurance that the ASP model will become a viable market for business applications or that the Company will be successful in penetrating this new market.

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

In June 2000, the Company announced the formation of NuSphere, a company focused on the open source database market. NuSphere intends to create a set of products and services for the MySQL open source database. There can be no assurance that NuSphere will be successful in building a sustainable business model or that MySQL will attain sufficient market acceptance to support such a business.

International sales through subsidiaries represented over 50% of the Company's total revenue in the first nine months of fiscal 2000. Because a substantial portion of the Company's total revenue is derived from such international operations which are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the United States dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected.

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

b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended August 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PROGRESS SOFTWARE CORPORATION
                                  (Registrant)



Dated:October 12, 2000                /s/ Joseph W. Alsop
                                      ----------------------------------
                                      Joseph W. Alsop
                                      President
                                      (Principal Executive Officer)



Dated:October 12, 2000                /s/ Norman R. Robertson
                                      ----------------------------------
                                      Norman R. Robertson
                                      Vice President, Finance and Administration
                                      and Chief Financial Officer
                                      (Principal Financial Officer)



Dated:October 12, 2000                /s/ David H. Benton, Jr.
                                      ----------------------------------
                                      David H. Benton, Jr.
                                      Vice President and Corporate Controller
                                      (Principal Accounting Officer)