Form 10-K405
period 2000-11-30
PROGRESS SOFTWARE CORP /MA
filed 2001-02-27
CIK 876167

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

                                       OR

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK $.01 PAR VALUE
                               TITLE OF EACH CLASS

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 14, 2001, there were 35,546,000 common shares outstanding. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $518,663,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended November 30, 2000 are incorporated by reference into Parts I and II.

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2001 are incorporated by reference into
Part III.

================================================================================

                                     PART I

CAUTIONARY STATEMENTS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information which involves risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described in greater detail in the 2000 Annual Report to Shareholders under the heading "Factors That May Affect Future Results" and include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, the growth rates of certain market segments including e-business messaging, the positioning of the Company's products in those market segments, market acceptance of the application service provider distribution model, variations in the demand for professional services and technical support, pricing pressures and the competitive environment in the software industry, business and consumer use of the Internet, and the Company's ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face.

ITEM 1. BUSINESS

     Progress Software Corporation (PSC or the Company) is a global supplier of products and services for business applications deployed in an Internet or multi-tiered environment. PSC develops, markets and distributes application development, deployment and integration software to business, industry and government worldwide. To compete in a volatile, global, technology-driven economy, businesses need applications built and deployed within an architecture that is as flexible as fast-changing markets demand. PSC's software products and services address these challenges by increasing developer productivity, by delivering applications with a low total cost of ownership and by enhancing performance and availability. PSC's products include databases, application servers, messaging servers and development tools for Internet/Web, extranet and intranet applications as well as for client/server and host/terminal applications. In fiscal 2000, PSC operated in a single segment consisting of the development, marketing and support of application development, deployment and integration software. PSC's revenues are derived from licensing its products, and from related services, which consist of maintenance and consulting and education.

     In January 2001, PSC established three separate operating units and a supporting research and business development unit in order to expand its opportunities in the e-business marketplace. The first operating unit conducts business as the Progress Company and is a division of PSC. The Progress Company supports the Progress(R) product line, which includes Progress(R) ProVision(R) Plus, the Progress(R) RDBMS, and the Progress(R) Open AppServer(TM). The Progress product line is an integrated, component-based visual development and deployment environment for Internet enterprise and global-class business applications. The other two operating units, Sonic Software Corporation and NuSphere Corporation, address the needs of rapidly emerging markets and have been established as wholly owned subsidiaries of the parent company, PSC. As separate companies, Sonic Software and NuSphere will have the ability to offer employees and partners a direct stake in the success of each business. The Company has also established PSC Labs, a division of PSC based in Cambridge, Massachusetts, to focus on new business development, research, and strategic investments for the parent corporation.

     The Progress Company is a global supplier of software products and services for developing, deploying and managing enterprise business applications. The Progress Company offers databases, application servers, and application development and management products. The Progress Company's partners include more than 2,000 independent software vendors (ISVs) and application service providers (ASPs) who supply Progress(R)-based applications and related services.

     Sonic Software is a leading provider of e-business messaging (EBM) software and services with its SonicMQ(TM) E-Business Messaging Server, which is based on Sun Microsystems' Java(TM) Message Service (JMS) standard. SonicMQ is a highly scalable, standards-based Internet middleware product that enables the guaranteed and secure exchange of business data among applications across distributed enterprises or between companies participating in business-to-business (B2B) exchanges. SonicMQ provides the performance and scalability needed for businesses participating in high impact Internet-enabled trading initiatives.

     NuSphere Corporation provides enhanced open source software and commercial services for MySQL(TM) powered Web sites and applications. NuSphere's products include NuSphere(TM) MySQL(TM), an enhanced distribution of the open source database, MySQL. NuSphere provides commercial software services including technical support, consulting and training for MySQL. NuSphere has assisted the developers of MySQL in promoting the development and deployment of MySQL around the world, and provides funding for development resources dedicated to expanding the capabilities of MySQL. This partnership ensures that customers have the best source for MySQL software and services.

     PSC sells software products and services worldwide to organizations that develop and use mission-critical enterprise business applications. More than half of PSC's worldwide revenue is realized through its relationship with ISVs who market applications that utilize the Company's technology. These ISVs sell Internet and networked business applications across diverse markets such as manufacturing, distribution, financial services, retail and health care. PSC also sells software products and services to the Information Technology (IT) organizations of businesses and governments. PSC operates in North America, Latin America, Europe, Middle East, Africa (EMEA) and the Asia/Pacific region through a network of subsidiaries and independent distributors.

BUSINESS STRATEGY

     PSC was founded in 1981 to develop and market application development and deployment software. Its business strategy has evolved in response to the needs of developers for application development tools that enable the rapid development and deployment of business-critical applications regardless of the computing environment. PSC's mission today is to deliver superior software products and services that empower its partners and customers to dramatically improve their development, deployment, integration and management of quality applications worldwide. This mission encompasses the following strategic points:

- Rapid Application Development. PSC's development tools and technologies are designed to be easy-to-use, intuitive, highly visual and component-based. This allows PSC's products and services to improve the productivity of developers in creating and maintaining complex applications.

- Application Deployment Flexibility. PSC's products allow deployment across all major computing and networked environments: Internet/Web, client/server and host/terminal. The Progress Open AppServer provides "n-tier" computing support in order to improve application performance. PSC designs its products to operate across a broad range of platforms. PSC believes that application developers need the flexibility to deploy their applications across hardware, operating system platforms, databases and user interfaces that may be different from those on which their applications are originally developed. In addition, end-users need the flexibility to continue to use applications with minimal reprogramming, even as they modify or upgrade their computing environments.

- Future Proof Business Applications. A major focus for PSC is protecting the business application investments of its customers, making their applications "Future Proof" through the adherence to industry standards. PSC's latest product releases offer a standards-based path for building and deploying functionally rich, distributed multi-tier applications.

- "Buy, Build, Subscribe." PSC enables sophisticated business applications to be bought, built or acquired as a service. As a result, complex application functionality is available to a broader group of businesses, including those that have not traditionally been able to cost-justify large-scale IT investments. This strategy means that an organization can take advantage of three options in accessing business applications. When packaged functionality does not already exist or when a company seeks to out-distance the competition with capabilities that go beyond the offerings of a commercial software package, organizations can use PSC technologies to quickly and efficiently build or customize application functionality that is easy to deploy, maintain and enhance for a competitive edge. Organizations can also buy commercially available applications from PSC's global community of ISVs, thus gaining standard or customizable functionality for immediate business benefit. A third option is that businesses can obtain access to complex business applications as a service from ASPs by subscribing over the Internet or other wide-area networks, rather than licensing software.

- Balanced Distribution. PSC chose at an early stage to implement both direct and indirect channels of distribution to broaden its geographic reach, accelerate its sales expansion and leverage its sales force. PSC sells to both ISVs and to IT departments of corporations and government agencies. ISVs develop end-user applications for resale, and both IT customers and ISVs generally license additional deployment copies of PSC's products to run applications. To minimize channel conflict, PSC neither develops application software for distribution nor plans to do so in the future.

- Recurring Revenue. PSC's distribution and pricing strategies are intended to generate recurring revenue. The sale of a development system can lead to follow-on sales as ISVs license additional copies of PSC's development and deployment products upon successful distribution of their applications, or as end-users deploy such applications within their organizations or upgrade their systems.

- Worldwide Market. PSC has emphasized global sales through its subsidiaries and a network of independent distributors. Approximately 61% of PSC's revenue was derived from customers outside of North America in fiscal 2000.

- Customer Service. PSC has made a strategic commitment to customer service. PSC believes that rapid changes in technology require not only continuous product enhancement but also a strong customer service effort to encourage product usage and maintain customer satisfaction. PSC provides a variety of technical support and service options under its annual maintenance programs, including an option for 24 hour, 7 day a week service. PSC also offers an extensive selection of training courses and on-site consulting services.

- New Market Opportunities. PSC makes significant investments in new product development and actively pursues new market opportunities. PSC intends to seek continued growth and expansion of the business through a combination of growth from existing products and markets and growth from new products, markets and businesses such as Sonic Software and NuSphere.

PSC PRODUCTS

     PSC continues to deliver on its traditional strengths with intuitive development tools that empower developers to deliver high-quality applications--faster and more productively. PSC delivers reliable, high-performance deployment products--such as application servers, databases and e-business messaging servers--that are essential to successful use of the application, result in low total cost of ownership and extend application lifecycles. All product lines are designed to continually integrate open standards while delivering high levels of performance.

     The Company's core product line consists of Progress ProVision Plus, Progress(R) WebSpeed(R), Progress RDBMS, Progress Open AppServer and Progress(R) DataServers. The Progress product line provides a high degree of portability across a wide range of computing and networked environments while affording developers the flexibility to build applications on a range of database management products. PSC began shipping Progress Version 9.1B, the latest major release of PSC's flagship product line of application development and deployment products, in October 2000.

APPLICATION DEVELOPMENT PRODUCTS

PROGRESS(R) PROVISION(R) PLUS

     Progress ProVision Plus is a programming environment that provides developers with a "visual road map" for developing and deploying complex enterprise applications. The Integrated Development Environment (IDE) of Progress ProVision Plus, through Progress(R) AppBuilder(TM) and Progress WebSpeed Workshop, gives developers the power to develop and manage scalable, high-performance applications, whether they are web-based, client/server, distributed, or host-based. Progress ProVision Plus lets developers build and share common business logic among a variety of clients and Web and application servers, simplifying the creation and management of applications. The power of Progress WebSpeed technology gives developers a fast way to build e-commerce applications, whether that means Internet-based communications with customers and other businesses or browser-based access to the organization's internal applications. Among ProVision Plus's recent advances is the ability to build multilingual applications that enable users from anywhere in the world to access key business applications --each in their own language--for the truly global enterprise.

     ProVision Plus delivers the tools that developers need to develop, test, and deploy applications in a single IDE. It offers all the capabilities of the Progress 4GL language as well as visual, component-based development through the Progress AppBuilder and development versions of the Progress Open AppServer and RDBMS. ProVision Plus also has integrated reporting and source code management, and a host of other tools to help developers create, test, debug, partition and manage their applications. The product's tight integration with the Progress RDBMS means developers can build a single, central repository that not only describes the database definitions but the application defaults and business rules as well. The Progress 4GL lets developers build application business logic quickly and efficiently. Progress SmartObjects(TM) make creating attractive and effective user interfaces as well as business logic components fast and easy.

     XML (eXtensible Markup Language) is supported directly in WebSpeed's SpeedScript language, allowing users to exchange data between Progress-supported data sources and XML documents. Quickly becoming the standard for exchanging data between disparate applications, XML is vital for B2B e-commerce. XML is a markup language like HTML. However, unlike HTML, XML describes document content in terms of the data without regard for how it is to be displayed.

     Progress(R) Version 9.1B introduced the Internet Component Framework (ICF), including SmartBusinessObjects(TM) and the connectors and adapters to facilitate accessing them. Through the use of these business application and service components, the ICF provides improved productivity, reduced cost of ownership, greater extensibility, and an easier way to incorporate new technologies without significantly changing the architecture of applications.

APPLICATION DEPLOYMENT PRODUCTS

PROGRESS(R) RDBMS

     The Progress RDBMS products are high-performance relational databases that can scale from a single-user Windows system to massive symmetric multiprocessing
(SMP) and cache coherent non-uniform memory access (ccNUMA) systems, supporting thousands of concurrent users. In addition to offering one of the lowest total costs of ownership and scalability, the Progress RDBMS products offer high availability, reliability, performance, and platform portability. With full support for ANSI SQL-92 Entry Level specification, Progress RDBMS products integrate with enterprise applications, tools and numerous third-party data management systems.

     The three Progress RDBMS products - the Progress Enterprise RDBMS, the Progress Workgroup RDBMS, and the Progress Personal RDBMS - allow users to select a solution that satisfies their business objectives. The benefit to customers is that they pay for what is needed today and, as their requirements grow, they can upgrade to a more robust solution without changing program code.

     The Progress Enterprise RDBMS is designed for large user environments and the transaction processing throughput of high volume SQL-based and Progress 4GL-based on-line transaction processing (OLTP) applications. The Progress Enterprise RDBMS was developed with a flexible, multithreaded, multiserver architecture. The Progress Enterprise RDBMS is a powerful, open and large-scale enterprise database that can run across multiple hardware platforms and networks.

     The architecture of the Progress storage engine lets applications take advantage of powerful computing systems. With support for over 10,000 concurrent users and numerous terabytes of data, it provides exceptional capacity for large-scale, high-performance computing. One reason for this high performance is the addition of the patent-pending Concurrent Commit Lock Protocol. This new feature increases the parallelism allowed within the storage engine for primitive update and commit operations used by most database applications. The net effect is that less work is done inside the storage engine for most operations, and CPU cycles are saved. Highly concurrent processing for on-line interactive users is provided through features that reduce contention for shared resources, such as support for today's large multi-processor SMP and ccNUMA configurations, fine-grained shared memory locking, and SMP spin locks. The resulting performance advantages allow the Enterprise RDBMS to scale effectively from smaller servers to the largest enterprise servers.

     The Progress Enterprise RDBMS includes the functionality needed to meet demanding OLTP requirements. These capabilities include row-level locking, roll-back and roll-forward recovery, point-in-time recovery, distributed database management with two-phase commit, a complete suite of on-line utilities and full support for ANSI-standard SQL-92. Sophisticated self-tuning capabilities and simple graphical interfaces for system administration make the Progress Enterprise RDBMS easy to install, tune and manage. With low administration costs, low initial cost of licenses and upgrade fees and limited software implementation costs, the Progress Enterprise RDBMS provides a significant cost-of-ownership advantage over many competing database products.

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

PROGRESS(R) OPEN APPSERVER(TM)

     Progress Open AppServer supports distributed enterprise applications that leverage existing investments, support new technologies, and communicate with other applications as needed. An integrated application server for both Progress Version 9 4GL-based applications and Progress WebSpeed Version 3 web-based applications, Progress Open AppServer forms a middle tier between an application's user interface and its back-end data. Progress Open AppServer allows interoperability with various clients and various data sources and improves the performance and scalability of business applications. Progress Open AppServer uses a component-based model for partitioning an application for efficient deployment. Progress 4GL procedures can be encapsulated into components that represent an application's business logic. These components can then be placed on client systems or onto faster server machines distributed throughout the enterprise or the web. When distributed, the business logic components are reusable across multiple applications. A feature called the SmartDataObject gives developers the ability to create these components.

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

SONICMQ(TM)

     SonicMQ is a fast, flexible, scalable e-business messaging server designed to simplify the development and integration of today's highly distributed enterprise applications and Internet-based business solutions. SonicMQ is one of the only standards-based Internet messaging servers that fully complies with Sun Microsystems' Java Messaging Server (JMS) and the World Wide Web Consortium's XML specifications.

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

     SonicMQ 3.0, the latest release that began shipping in December 2000, is one of the few messaging solutions that can deliver the scalability, performance and reliability required for E-Business.

     E-Business applications bring together a number of variables that make the integration and exchange of business-critical data a highly complex endeavor. SonicMQ 3.0 introduces a Dynamic Routing Architecture (DRA) which represents a significant improvement over previous generations of messaging products and lays the foundation for meeting today's E-Business requirements. SonicMQ's DRA allows enterprises to participate in a global E-Business exchange through a single point of entry. As new trading domains (either enterprises or B2B exchanges) come online, SonicMQ dynamically discovers new destinations and delivers messages between them via an optimized routing path. Multi-domain routing makes it possible for messages to easily span domains, eliminating the need to make application changes.

     The DRA provides the ability to dynamically add numerous business partners to an E-Business application. Running SonicMQ allows users to participate in a massively scalable messaging infrastructure delivering millions of messages per day.

     SonicMQ Interbroker Clustering allows multiple servers to operate as a unit, eliminating single points of failure within the messaging system. Load balancing and connect-time failover ensure 7x24 availability and allow administrators to establish an efficient routing configuration that can be managed from a centralized configuration server. SonicMQ's DRA provides a comprehensive security solution for messaging over the Internet. It provides full access control and certificate-based mutual authentication for server-server and client-server security. The DRA also provides end-to-end secure communication through both message payload and channel encryption, while flexible HTTP/HTTPS leverages existing Internet security mechanisms and allows messages to easily travel through multiple firewalls.

     SonicMQ guarantees the delivery of business-critical information via durable subscriptions and persistent messages that ensure delivery with no loss of messages. Long duration persistence for disconnected users is supported through an embedded database or other JDBC-compliant relational databases. SonicMQ also provides transactional support where one or more messages can be specified as a transacted set.

PROGRESS(R) WEBSPEED(R) TRANSACTION SERVER

     Progress WebSpeed is a comprehensive environment for web-enabling existing applications and building new applications that deliver a high level of database connectivity and transaction management. Progress WebSpeed Transaction Server is one of two components, along with WebSpeed Workshop, within the Progress WebSpeed product line. Progress WebSpeed Transaction Server provides a robust platform for Internet Transaction Processing (ITP) applications that require high scalability and rapid response rates. Progress WebSpeed Transaction Server provides high throughput, dynamic load balancing and scalability to handle thousands of simultaneous users. Progress WebSpeed Transaction Server includes record locking, transaction rollback and two-phase commit capabilities that safeguard application and data integrity, even if transactions are interrupted, and ensures the integrity of transactions that span multiple databases.

PROGRESS(R) DATASERVERS

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

     Progress DataServer products include the Progress Oracle DataServer, the Progress ODBC DataServer, which is available in Enterprise and Personal editions, and the Progress/400 DataServer. These products provide an environment for developing and deploying Progress(R) 4GL and web-based applications designed for heterogeneous, distributed computing environments.

PROGRESS(R) WEBCLIENT(TM)

     Progress(R) WebClient(TM) enables deployment of thin client, Progress-based applications over the Web, minimizing network traffic and the need to maintain application software on the client. By leveraging existing graphical user interface (GUI) client code, WebClient provides a user interface with scalability and high performance, while retaining full GUI functionality. In addition, the Progress Open AppServer uses HTTP tunneling and security to communicate with all the 4GL clients through firewalls that otherwise restrict application access over the Internet.

APPLICATION INTEGRATION PRODUCTS

SONICMQ E-BUSINESS EDITION

     The SonicMQ E-Business Messaging Server provides highly scalable, standards-based Internet middleware that enables the guaranteed and secure delivery of business data between applications across the distributed enterprise or between companies.

PRODUCT DEVELOPMENT

     To date, most of PSC's products have been developed by its internal product development staff. PSC believes that the features and performance of its products are competitive with those of other available application development and deployment tools and that none of the current versions of its products is approaching obsolescence. However, PSC believes that significant investments in new product development and continuing enhancements of its current products will be required to enable the Company to maintain its competitive position.

     PSC's product development staff consisted of 249 employees as of November 30, 2000. Product development is primarily conducted at PSC's offices in Bedford, Massachusetts; Cambridge, Massachusetts; and Nashua, New Hampshire. In fiscal years 2000, 1999 and 1998, PSC spent $39.6 million, $38.8 million and $32.2 million, respectively, on product development, of which $0.5 million, $0.5 million and $2.0 million, respectively, were capitalized in those years. PSC believes that the experience and depth of its product development staff are important factors in its success.

CUSTOMERS

     PSC markets its products worldwide to ISVs and IT departments of corporations and government agencies. No single customer has accounted for more than 10% of PSC's total revenue in any of its last three fiscal years.

     INDEPENDENT SOFTWARE VENDORS The Company's ISVs provide PSC with broad market coverage, offer an extensive library of commercial applications and are a source of follow-on revenue. PSC publishes Application Catalogs and includes ISVs in trade shows and other marketing programs. PSC also has kept entry costs for ISVs low to encourage a wide variety of ISVs to build applications. An ISV typically takes 6 to 12 months to develop an application. Although many of the Company's ISVs have developed successful applications and have large installed customer bases, others are engaged in earlier stages of product development and marketing and may not contribute follow-on revenue to PSC for some time, if at all. However, if an ISV succeeds in marketing its applications, PSC obtains follow-on revenue as the ISV licenses copies of the Company's deployment products to permit its application to be installed and used by customers.

     IT DEPARTMENTS PSC licenses its products to IT departments of corporations, government agencies and other organizations to build complex applications. Many IT departments that purchase ISV applications also purchase PSC's development tools to supplement their internal application development. Like ISVs, IT department customers may also license deployment products to install applications at additional user sites.

SALES AND MARKETING

     PSC sells its products through its direct sales force in the United States and in over 25 other countries and through independent distributors in over 40 countries outside North America. The sales, marketing and service groups are organized by region into North America, EMEA, Asia/Pacific and Latin America. PSC believes that this structure allows it to maintain direct contact with and better support its customers and to control its international distribution. PSC's international operations provide focused local marketing efforts and are better able to directly respond to changes in local conditions.

     Sales personnel are responsible for developing new ISV and IT accounts, assisting ISVs in closing major accounts and servicing existing customers. PSC actively seeks to avoid conflict between the sales efforts of its ISVs and the Company's own sales efforts. PSC uses its telephone sales and sales administration groups to enhance its direct sales efforts and to generate new business and follow-on business from existing customers. These groups may provide evaluation copies to ISVs or IT organizations to help qualify them as prospective customers, and also sell additional development and deployment products to existing customers.

     PSC's marketing department conducts extensive marketing programs designed to ensure a stream of market-ready products, raise general awareness of PSC, generate leads for the PSC sales organization and promote PSC's various product lines. These programs include public relations, direct mail, participation in trade shows, advertising and production of collateral literature. PSC sponsored two regional users conferences in the United States and Spain in fiscal 2000. PSC is planning to hold a single worldwide users conference in the United States in fiscal 2001.

CUSTOMER SUPPORT

     PSC's technical support staff provides telephone support to application developers and end-users using a computerized call tracking and problem reporting system. PSC's software licenses generally are perpetual licenses. Customers may also purchase an annual maintenance service entitling them to software updates, technical support and technical bulletins. The annual fee for maintenance is generally 15% to 20% of the current list price of the product to be maintained; first year maintenance is not included with the Company's products and is purchased separately. PSC provides technical support to customers primarily through its technical support centers in Bedford, Massachusetts; Rotterdam, The Netherlands; and Melbourne, Australia.

PROFESSIONAL SERVICES

     PSC's professional services organization delivers a total business solution for customers through a combination of products, consulting and education. PSC also provides custom software development, consulting services and training throughout the world. PSC's worldwide consulting organization offers project management, custom development, programming, application implementation and Internet migration and other services. PSC's consulting organization also provides services to Web-enable existing applications or take advantage of the capabilities of new product releases. Consulting and training services for customers located outside North America are provided by personnel at PSC's international subsidiaries and distributors.

COMPETITION

     The computer software industry is intensely competitive. PSC experiences significant competition from a variety of sources with respect to all its products. PSC believes that the breadth and integration of its product offerings have become increasingly important competitive advantages. Other factors affecting competition in the markets served by PSC include product performance in complex applications, application portability, vendor experience, ease of integration, price, training and support.

     PSC competes in various markets with a number of entities including database vendors offering development tools in conjunction with their database systems, such as Informix Corporation, Microsoft Corporation, Oracle Corporation and Sybase, Inc., as well as numerous E-Business messaging server vendors and application development tools vendors. PSC believes that the database market is currently dominated by Oracle and Microsoft. PSC does not believe that there is a dominant E-Business messaging server vendor or a dominant application development tools vendor. Some of PSC's competitors have greater financial, marketing or technical resources than PSC and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than can the Company. Increased competition could make it more difficult for PSC to maintain its revenue and market presence.

COPYRIGHTS, TRADEMARKS, PATENTS AND LICENSES

     In accordance with industry practice, PSC relies upon a combination of contractual provisions and copyright, patent, trademark and trade secret laws to protect its proprietary rights in its products. PSC distributes its products under software license agreements that grant customers a perpetual nonexclusive license to use the Company's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. In addition, PSC attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. Although PSC intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

     PSC seeks to protect the source code of its products as a trade secret and as an unpublished copyrighted work. PSC holds a patent for its "SmartObjects for the Development of Object Oriented Software." This invention provides the Progress 4GL with an advanced object-oriented programming environment that enables developers to rapidly create business applications that can be deployed in multiple computing models. PSC has also made patent applications for some of its various other product technologies. Where possible, PSC seeks to obtain protection of its product names through trademark registration and other similar procedures.

     Progress, WebSpeed and ProVision are registered trademarks of PSC. AppBuilder, Open AppServer, SmartBusinessObjects, SmartObjects, SmartAdapters, WebClient and "Future Proof" are trademarks of PSC. SonicMQ is a trademark of Sonic Software Corporation. NuSphere is a trademark of NuSphere Corporation. All other trademarks or trade names appearing in this Form 10-K are the property of their respective owners.

     PSC believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are as important in establishing and maintaining a leadership position within the industry as are the various legal protections of its technology. In addition, PSC believes that the nature of its customers, the importance of PSC's products to them and their need for continuing product support reduce the risk of unauthorized reproduction.

BACKLOG

     PSC generally ships its products within 30 days after acceptance of a customer purchase order and execution of a license agreement. Accordingly, PSC does not believe that its backlog at any particular point in time is indicative of future sales levels.

EMPLOYEES

     As of November 30, 2000, PSC had 1,398 employees worldwide, including 575 in sales and marketing, 359 in customer support and services (including manufacturing and distribution), 249 in product development and 215 in administration. The competition in recruiting skilled technical personnel in the computer software industry is intense. PSC believes that its ability to attract and retain qualified employees is an important factor in its growth and development, and that its future success will depend, in large measure, on its ability to continue to attract and retain qualified employees. To date, PSC has been successful in recruiting and retaining sufficient numbers of qualified personnel to effectively conduct its business. None of PSC's employees is represented by a labor union. PSC has experienced no work stoppages and believes its relations with employees are good.

     PSC has various equity incentive plans which permit the granting of options to eligible employees and the purchase of shares by eligible employees. The payment of cash bonuses and contributions to retirement plans is at the discretion of the compensation committee of the Board of Directors and the amounts depend on the level of attainment relative to PSC's financial plan. These programs are designed to minimize employee turnover, although there can be no assurance that such programs will be successful.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

     Name                                                   Age       Position
     ----                                                   ---       --------

     Joseph W. Alsop.......................................  55       Chief Executive Officer and Director

     Lorne J. Cooper.......................................  44       President, NuSphere

     David G. Ireland......................................  54       President, the Progress Company

     Richard D. Reidy......................................  41       Senior Vice President, Products

     Norman R. Robertson...................................  52       Senior Vice President, Finance and
                                                                      Administration and Chief Financial Officer

     Mr. Alsop, a founder of PSC, has been a director and Chief Executive Officer since its inception in 1981.

     Mr. Cooper joined the Company in February 2001 as President of NuSphere Corporation, a subsidiary of PSC. From November 1994 to June 2000, Mr. Cooper was employed by Sente, Inc., a computer software company, as President and Chief Executive Officer. From July 2000 to January 2001, Mr. Cooper was Vice Chairman of Sequence Design, Inc., a computer software company.

     Mr. Ireland joined the Company in September 1997 as Vice President, Core Products and Services and was appointed Vice President and General Manager, Core Products and Services in March 1998, Vice President and General Manager, Worldwide Field Operations in December 1999 and President, the Progress Company in December 2000. From 1994 to 1997, Mr. Ireland was employed by Marcam Corporation, a computer software company, as a Vice President and General Manager.

     Mr. Reidy was appointed Vice President, Development Tools in July 1996 and was appointed Vice President, Product Development in July 1997, Vice President, Products in December 1999 and Senior Vice President, Products in December 2000. Mr. Reidy joined PSC in 1985.

     Mr. Robertson joined PSC in May 1996 as Vice President, Finance and Chief Financial Officer and was appointed Vice President, Finance and Administration and Chief Financial Officer in December 1997 and Senior Vice President, Finance and Administration and Chief Financial Officer in December 2000. From 1993 to 1996 he was employed by M/A-COM, Inc., a telecommunications company, as Director of Finance and Administration.

ITEM 2. PROPERTIES

     PSC owns its principal administrative, sales, support, marketing and product development facility located in a single building of approximately 165,000 square feet in Bedford, Massachusetts. PSC leases approximately 58,000 square feet in Wilmington, Massachusetts, and maintains its manufacturing and distribution operations at this location. In addition, PSC maintains offices in 18 other locations in North America and 39 locations outside North America. The terms of leases generally range from one to seven years. PSC believes that its present and proposed facilities are adequate for its current needs and that suitable additional space will be available as needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of PSC's shareholders during the fourth quarter of the fiscal year ended November 30, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The information appearing under the caption "Market for Registrant's Common Equity and Related Shareholder Matters" on page 53 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information appearing under the caption "Selected Consolidated Financial Data" on page 20 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 to 35 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information appearing under the caption "Quantitative and Qualitative Disclosures About Market Risk" on pages 30 and 31 of the 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, related notes and independent auditors' report appearing on pages 36 to 52 of the 2000 Annual Report to Shareholders and the information appearing under the caption "Selected Quarterly Financial Data" on page 53 of the 2000 Annual Report to Shareholders are incorporated herein by reference.

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

     The information regarding directors set forth under the caption "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2001, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after November 30, 2000, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2001, which will be filed with the SEC not later than 120 days after November 30, 2000, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Holders and Management" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2001, which will be filed with the SEC not later than 120 days after November 30, 2000, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2001, which will be filed with the SEC not later than 120 days after November 30, 2000, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS

     The following financial statements are included in PSC's 2000 Annual Report to Shareholders and are incorporated herein by reference:

     Consolidated Balance Sheets as of November 30, 2000 and 1999
     Consolidated Statements of Operations for the years ended
          November 30, 2000, 1999, and 1998
     Consolidated Statements of Shareholders' Equity for the years ended
          November 30, 2000, 1999, and 1998
     Consolidated Statements of Cash Flows for the years ended
          November 30, 2000, 1999, and 1998
     Notes to Consolidated Financial Statements
     Independent Auditors' Report

     Supplemental Financial Data not covered by the Independent Auditors'
Report:

          Selected Quarterly Financial Data

(b)  REPORTS ON FORM 8-K

     PSC did not file any reports on Form 8-K during the fourth quarter of the year ended November 30, 2000.

(c)  EXHIBITS

     Documents listed below, except for documents identified by parenthetical numbers, are being filed as exhibits. Documents identified by parenthetical numbers are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Securities Exchange Act of 1934 (the "Act"), reference is made to such documents as previously filed as exhibits with the SEC. PSC's file number under the Act is 0-19417.

     3.1     Restated Articles of Organization of the Company (1)
     3.1.1   Articles of Amendment to Restated Articles of Organization filed on January 19, 1995 (2)
     3.1.2   Articles of Amendment to Restated Articles of Organization filed on November 17, 1997 (3)
     3.1.3   Articles of Amendment to Restated Articles of Organization filed on May 6, 1999 (4)
     3.1.4   Articles of Amendment to Restated Articles of Organization filed on June 17, 2000
     3.2     By-Laws of the Company, as amended and restated (5)
     4.1     Specimen certificate for the Common Stock of the Company (6)
     10.1    Amended and Restated 1984 Incentive Stock Option Plan (7)
     10.2    1991 Employee Stock Purchase Plan, as amended (8)
     10.3    Progress Software Corporation 401(k) Plan (9)
     10.4    1992 Incentive and Nonqualified Stock Option Plan (10)
     10.5    1994 Stock Incentive Plan (11)
     10.6    1993 Directors' Stock Option Plan (12)
     10.7    1997 Stock Incentive Plan, as amended
     10.8    Employee Retention and Motivation Agreement executed by each of the Executive Officers (13)
     10.9    First amendment to Employee Retention and Motivation Agreement executed by each of the Executive
             Officers (14)
     13.1    2000 Annual Report to Shareholders (which is not deemed to be "filed" except to the extent that portions thereof are expressly incorporated by reference in this Annual Report on Form 10-K)
     21.1    List of Subsidiaries of the Registrant
     23.1    Consent of Deloitte & Touche LLP

--------------
(1) Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

(2) Incorporated by reference to Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

(3) Incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

(4) Incorporated by reference to Exhibit 3.1.3 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

(5) Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 31, 1991.

(6) Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

(7) Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 33-41223, as amended.

(8) Incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998.

(9) Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

(10) Incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(11) Incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(12) Incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(13) Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

(14) Incorporated by reference to Exhibit 10.10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1999.

(d)  FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2001.

                          PROGRESS SOFTWARE CORPORATION


                                             By: /s/ Joseph W. Alsop
                                                 -------------------------------
                                                         Joseph W. Alsop
                                                     Chief Executive Officer

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

          Signature                                         Title                              Date
          ---------                                         -----                              ----

/s/ JOSEPH W. ALSOP                          Chief Executive Officer and Director       February 26, 2001
----------------------------------           (Principal Executive Officer)
         Joseph W. Alsop

/s/ NORMAN R. ROBERTSON                      Senior Vice President, Finance and         February 26, 2001
----------------------------------           Administration and Chief
         Norman R. Robertson                 Financial Officer
                                             (Principal Financial Officer)

/s/ DAVID H. BENTON, JR.                     Vice President and Corporate               February 26, 2001
----------------------------------           Controller (Principal Accounting
         David H. Benton, Jr.                Officer)

/s/ LARRY R. HARRIS                          Director                                   February 26, 2001
----------------------------------
          Larry R. Harris

/s/ ROGER J. HEINEN, JR.                     Director                                   February 26, 2001
----------------------------------
      Roger J. Heinen, Jr.

/s/ MICHAEL L. MARK                          Director                                   February 26, 2001
----------------------------------
        Michael L. Mark

/s/ ARTHUR J. MARKS                          Director                                   February 26, 2001
----------------------------------
        Arthur J. Marks

/s/ SCOTT A. MCGREGOR                        Director                                   February 26, 2001
----------------------------------
       Scott A. McGregor

/s/ AMRAM RASIEL                             Director                                   February 26, 2001
----------------------------------
         Amram Rasiel