Form 10-Q
period 2001-02-28
PROGRESS SOFTWARE CORP /MA
filed 2001-04-12
CIK 876167

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the Quarterly Period Ended February 28, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No____

As of April 9, 2001, there were 35,356,000 shares of the Registrant's Common Stock, $.01 par value per share, outstanding.

                          PROGRESS SOFTWARE CORPORATION

                                    FORM 10-Q

                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2001

                                TABLE OF CONTENTS




                                                                            Page

PART I.  FINANCIAL INFORMATION


ITEM 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         February 28, 2001 and November 30, 2000                              3

         Condensed Consolidated Statements of Income for
         the three months ended February 28, 2001 and February 29, 2000       4

         Condensed Consolidated Statements of Cash Flows for
         the three months ended February 28, 2001 and February 29, 2000       5

         Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk          16


PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                                    17

         Signatures                                                          18

PART 1.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          PROGRESS SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                            Feb. 28,         Nov. 30,
                                                                              2001             2000
                                                                              ----             ----
ASSETS
Current assets:
  Cash and equivalents                                                    $  101,226       $  90,722
  Short-term investments                                                      61,697          67,384
  Accounts receivable (less allowances of $7,244 in 2001
    and $7,144 in 2000)                                                       50,248          49,429
  Other current assets                                                        11,703          12,303
  Deferred income taxes                                                        9,905           9,834
                                                                          ----------       ---------
          Total current assets                                               234,779         229,672
                                                                          ----------       ---------

Property and equipment-net                                                    37,192          37,427
Other assets                                                                  10,734          11,706
                                                                          ----------       ---------
          Total                                                           $  282,705       $ 278,805
                                                                          ==========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $    8,911       $  11,010
  Accrued compensation and related taxes                                      15,478          18,747
  Income taxes payable                                                         6,346          11,348
  Other current liabilities                                                   10,851           9,821
  Deferred revenue                                                            69,437          61,066
                                                                          ----------       ---------
          Total current liabilities                                          111,023         111,992
                                                                          ----------       ---------

Commitments and contingent liabilities
Shareholders' equity:
  Preferred stock, $.01 par value, authorized, 1,000 shares;
     issued, none
  Common stock and additional paid in capital, $.01 par value, authorized, 100,000 shares; issued, 35,575 shares in 2001
    and 35,315 shares in 2000                                                 41,508          38,082
  Retained earnings                                                          132,773         131,896
  Accumulated other comprehensive loss                                        (2,599)         (3,165)
                                                                          ----------       ---------
          Total shareholders' equity                                         171,682         166,813
                                                                          ----------       ---------
          Total                                                           $  282,705       $ 278,805
                                                                          ==========       =========

See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended
                                                         Feb. 28,       Feb. 29,
                                                           2001           2000
                                                           ----           ----
Revenue:
  Software licenses                                      $  21,834    $   33,237
  Maintenance and services                                  38,405        38,894
                                                         ---------    ----------
          Total revenue                                     60,239        72,131
                                                         ---------    ----------

Costs and expenses:
  Cost of software licenses                                  2,387         2,761
  Cost of maintenance and services                          12,901        13,991
  Sales and marketing                                       25,832        26,038
  Product development                                       10,323        10,359
  General and administrative                                 7,339         7,336
                                                         ---------    ----------
          Total costs and expenses                          58,782        60,485
                                                         ---------    ----------
Income from operations                                       1,457        11,646
                                                         ---------    ----------

Other income (expense):
  Interest income                                            2,004         1,810
  Foreign currency loss                                       (498)         (105)
  Other expense                                                (89)          (16)
                                                         ---------    ----------
          Total other income                                 1,417         1,689
                                                         ---------    ----------

Income before provision for income taxes                     2,874        13,335
Provision for income taxes                                     891         4,267
                                                         ---------    ----------
Net income                                               $   1,983    $    9,068
                                                         =========    ==========

Basic earnings per share                                 $    0.06    $     0.25
                                                         =========    ==========
Weighted average shares outstanding (basic)                 35,465        35,670
                                                         =========    ==========

Diluted earnings per share                               $    0.05    $     0.22
                                                         =========    ==========
Weighted average shares outstanding (diluted)               38,391        40,666
                                                         =========    ==========

See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                          Feb. 28,        Feb. 29,
                                                                            2001            2000
                                                                            ----            ----
Cash flows from operating activities:
  Net income                                                          $   1,983         $   9,068
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment               2,555             2,478
    Amortization of intangible assets                                       509               534
    Deferred income taxes                                                   (69)             (615)
    Other noncash charges                                                    --               405
    Changes in operating assets and liabilities:
       Accounts receivable                                                   (6)           (3,083)
       Other current assets                                                 815            (1,985)
       Accounts payable and accrued liabilities                          (4,162)           (7,991)
       Income taxes payable                                              (4,349)            3,187
       Deferred revenue                                                   6,928            11,817
                                                                      ---------         ---------
          Net cash provided by operating activities                       4,204            13,815
                                                                      ---------         ---------

Cash flows from investing activities:
  Purchases of investments available for sale                            (7,990)          (26,570)
  Maturities of investments available for sale                           14,116            19,173
  Purchases of property and equipment                                    (2,185)           (2,381)
  Capitalized software costs                                                 --              (400)
  Acquisition of distributor                                                 --            (2,100)
  Decrease in other noncurrent assets                                       335               232
                                                                      ---------         ---------
          Net cash provided by (used for) investing activities            4,276           (12,046)
                                                                      ---------         ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                  2,894             2,043
  Repurchase of common stock                                             (1,254)           (2,870)
                                                                      ---------         ---------
          Net cash provided by (used for) financing activities            1,640              (827)
                                                                      ---------         ---------
Effect of exchange rate changes on cash                                     384              (680)
                                                                      ---------         ---------

Net increase in cash and equivalents                                     10,504               262
Cash and equivalents, beginning of period                                90,722            81,651
                                                                      ---------         ---------
Cash and equivalents, end of period                                   $ 101,226         $  81,913
                                                                      =========         =========

 See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared by Progress Software Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company's Annual Report and Form 10-K for the fiscal year ended November 30, 2000.

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

4.       Comprehensive Income

         Comprehensive income includes foreign currency translation gains and losses, net of tax, and unrealized gains and losses on equity securities, net of tax, that have been previously excluded from net income and reflected instead in shareholders' equity. The following table sets forth the calculation of comprehensive income on an interim basis:

                                                                     Three Months Ended
                                                                  ------------------------
                                                                  Feb. 28,        Feb. 29,
                                                                    2001            2000
                                                                    ----            ----
       Net income                                                 $  1,983         $ 9,068
       Foreign currency translation adjustments                        127            (219)
       Unrealized holding gains (losses) on investments                439            (176)
                                                                  --------         -------
             Total comprehensive income                           $  2,549         $ 8,673
                                                                  ========         =======

5.       Accounting for Derivative Instruments and Hedging Activities

         On December 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Adoption of SFAS 133 did not have a material effect on the Company's consolidated financial position or results of operations.

         The Company uses derivative instruments to manage exposures to foreign currency. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, British pound, and Australian dollar. Options used to hedge a portion of forecasted international intercompany revenue for up to one year in the future are designated as cash flow hedging instruments. Forwards not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies.

         For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months ended February 28, 2001. For the three months ended February 28, 2001, foreign currency loss included a net loss of $0.7 million for changes in the time value of options for cash flow hedges.

6.       New Accounting Pronouncement

         In December 1999, The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), which summarizes certain of the SEC's views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, must be adopted no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. In October 2000, the SEC issued guidance concerning the application of SAB 101 to particular transactions. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001. The adoption of SAB 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

7.       Segment Information

         In December 2000, the Company began conducting business through three separate operating units and a supporting research and business development unit in order to enhance the Company's opportunities in the e-business marketplace. The first operating unit conducts business as the Progress Company and provides the Progress 4GL, WebSpeed and the Progress RDBMS products and services. The second operating unit, Sonic Software Corporation, is a provider of E-Business messaging software and services. The third operating unit, NuSphere Corporation, provides enhanced open source database software and services. PSC Labs has responsibility for research and new business development activities.

         Segment information is presented in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. Assets are not allocated to segments for internal reporting purposes.

         Based upon the aggregation criteria for segment reporting, the Company has two reportable segments: E-Business Solutions and Databases, which includes the Progress Company, NuSphere and PSC Labs, and E-Business Messaging, which includes Sonic Software. The Company has not presented the reportable segments discussed above for the three months ended February 29, 2000 as the Company did not launch these operating units until fiscal 2001 and it is impractical to restate prior periods on this basis. The following table sets forth the Company's revenue and income from operations from the Company's reportable segments for the three months ended February 2001:

                                                     E-Business
                                                     Solutions and     E-Business
          Three Months Ended February 28, 2001:      Databases         Messaging      Elimination   Total
                                                     ---------         ---------      -----------   -----
          Revenue                                    $59,587           $   829          $(177)     $60,239
          Income (loss) from operations              $ 7,404           $(5,770)         $(177)     $ 1,457

         Total revenue for the SonicMQ product line, generated by both segments, was $1.1 million in the first quarter of fiscal 2001 as compared to $0.4 million in the first quarter of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. This Form 10-Q, and other information provided by the Company or statements made by its directors, officers or employees from time to time, may contain "forward-looking" information which involves risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described in greater detail below under the heading "Factors That May Affect Future Results" and include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, the growth rates of certain market segments including E-Business messaging, the positioning of the Company's products in those market segments, market acceptance of the application service provider distribution model, variations in the demand for professional services and technical support, pricing pressures and the competitive environment in the software industry, business and consumer use of the Internet, and the Company's ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face. The Company undertakes no obligation to update any forward-looking statements it makes.

RESULTS OF OPERATIONS

The Company develops, markets and supports application development, deployment and integration software. Its core product line, Progress, is composed primarily of the Progress ProVision, Progress RDBMS, Progress WebSpeed, Progress Open AppServer and Progress DataServers products. In October 2000, the Company began shipping the latest major enhancement to the Progress product line, Progress Version 9.1. The Company began commercial shipments of SonicMQ, an E-Business messaging server, in December 1999 and shipped the latest release, SonicMQ 3.0, in December 2000. Software license revenue historically has been generated primarily from internally developed products. Geographic expansion in overseas markets has been achieved through a combination of establishing new offices in new markets and the acquisition of the Progress-related assets of certain distributors.

In December 2000, the Company began conducting business through three separate operating units and a supporting research and business development unit in order to enhance the Company's opportunities in the e-business marketplace. The first operating unit conducts business as the Progress Company and provides the Progress 4GL, WebSpeed and the Progress RDBMS products and services. The second operating unit, Sonic Software Corporation, is a provider of E-Business messaging software and services. The third operating unit, NuSphere Corporation, provides enhanced open source database software and services. PSC Labs has responsibility for research and new business development activities.

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in the dollar amounts of such items, for the three months ended February 28, 2001 and February 29, 2000.

                                         Percentage of Total Revenue    Period-to-Period Change
                                        ------------------------------ -----------------------
                                             Three Months Ended
                                        ------------------------------        Three Months
                                               Feb. 28,    Feb. 29,           2001 Compared
                                               2001        2000                 To 2000
                                               ----        ----                 -------
Revenue:
  Software licenses                              36%         46%                  (34)%
  Maintenance and services                       64          54                    (1)
                                                ---         ---
          Total revenue                         100         100                   (16)
                                                ---         ---
Costs and expenses:
  Cost of software licenses                       4           4                   (14)
  Cost of maintenance and services               22          20                    (8)
  Sales and marketing                            43          36                    (1)
  Product development                            17          14                     0
  General and administrative                     12          10                     0
                                                ---         ---
          Total costs and expenses               98          84                    (3)
                                                ---         ---
Income from operations                            2          16                   (87)
                                                ---         ---
Other income, net                                 3           2                   (16)
                                                ---         ---
Income before provision for income taxes          5          18                   (78)
Provision for income taxes                        2           6                   (79)
                                                ---         ---
Net income                                        3%         12%                  (78)%
                                                ===         ===

The Company's total revenue decreased 16% from $72.1 million in the first quarter of fiscal 2000 to $60.2 million in the first quarter of fiscal 2001. Total revenue would have decreased by 12% in the first quarter of fiscal 2001 from the first quarter of fiscal 2000 if exchange rates had been constant in the first quarter of fiscal 2001 as compared to the exchange rates in effect in the first quarter of fiscal 2000. Total revenue derived from the SonicMQ product line was $1.1 million in the first quarter of fiscal 2001 as compared to $0.4 million in the first quarter of fiscal 2000. Revenue from NuSphere was not significant as this organization is currently in the development stage.

Software license revenue decreased 34% from $33.2 million in the first quarter of fiscal 2000 to $21.8 million in the first quarter of fiscal 2001. The decrease in software license revenue in the first quarter of fiscal 2001 was primarily due to a decline in demand from end user customers as well as Independent Software Vendors (ISVs), companies which have written software applications utilizing Progress Software technology and which resell the Company's products in conjunction with the sale of their applications. In addition, the Company's license revenue was adversely affected by the strong U.S. dollar, especially relative to the euro and the Australian dollar.

Maintenance and services revenue decreased 1% from $38.9 million in the first quarter of fiscal 2000 to $38.4 million in the first quarter of fiscal 2001. The decrease in maintenance and services revenue was primarily the result of a small decline in consulting and education revenue, partially offset by growth in the Company's installed customer base and renewal of maintenance contracts. The decline in consulting revenue was primarily due to delays in new engagements, fewer projects as a result of lower license revenue and a slower overall market for professional services, especially in North America, in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000.

Total revenue generated in markets outside North America decreased 21% from $45.5 million in the first quarter of fiscal 2000 to $35.7 million in the first quarter of fiscal 2001 and represented 59% of total revenue in the first quarter of fiscal 2001 as compared to 63% in the first quarter of fiscal 2000. Total revenue generated in markets outside North America would have represented 61% of total revenue in the first quarter of fiscal 2001 if exchange rates had been constant in the first quarter of fiscal 2001 as compared to the exchange rates in effect in the first quarter of fiscal 2000.

Total revenue decreased from the comparable quarter one year ago in all regions. Fiscal 2001 percentage revenue declines from the first quarter of fiscal 2000 were 20% in Europe, Middle East and Africa (EMEA), 34% in Latin America, 12% in Asia Pacific and 8% in North America. EMEA and Asia Pacific revenue was the most significantly impacted by the strong U.S. dollar in the first quarter of fiscal 2001. Revenue from EMEA and Asia Pacific would have decreased 13% and 2%, respectively, if exchange rates had been constant in the first quarter of fiscal 2001 as compared to the exchange rates in effect in the first quarter of fiscal 2000.

The Company is planning for total revenue growth for fiscal 2001 of around 5%, with more of the growth occurring in the second half of the year. The Company's expectation of revenue growth for the remainder of fiscal 2001 is based on an expected stabilization of revenue from the ISV channel, the Company's plans to generate additional software license and service revenue by focusing more of its selling efforts on the end-user community, projected continued growth of new products, continued health of the global economy and no further strengthening of the U.S dollar. However, there can be no assurance that the Company will be successful in achieving its forecasts and plans or that other factors will not negatively impact its revenue.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses decreased 14% from $2.8 million in the first quarter of fiscal 2000 to $2.4 million in the first quarter of fiscal 2001, but increased as a percentage of software license revenue from 8% to 11%. The dollar decrease was due to lower software license revenue and lower documentation costs, partially offset by higher royalty expense for products and technologies licensed from third parties. The percentage increase was due to fixed costs, including certain distribution costs and amortization expense, being spread over a smaller base of license revenue. Cost of software licenses as a percentage of software license revenue varies depending upon the relative product mix in a given period.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased 8% from $14.0 million in the first quarter of fiscal 2000 to $12.9 million in the first quarter of fiscal 2001 and decreased as a percentage of maintenance and services revenue from 36% to 34%. The margin percentage improvement in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 was primarily due to a slight improvement in consulting margins and maintenance revenue increasing while the related technical support costs decreased due to lower headcount. The dollar decrease was also due to lower headcount in the professional services group and decreased usage of third-party contractors for service engagements.

Sales and marketing expenses decreased 1% from $26.0 million in the first quarter of fiscal 2000 to $25.8 million in the first quarter of fiscal 2001, but increased as a percentage of total revenue from 36% to 43%. The dollar decrease in sales and marketing expenses was due to a decrease in the level of discretionary marketing spending for trade shows, advertising campaigns, direct mail solicitations and other events and lower amounts for incentive compensation, partially offset by an increase in headcount in the sales, sales support and marketing staff. The percentage increase was primarily due to the decline in revenue without a commensurate change in sales and marketing expenses.

Product development expenses remained approximately the same in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000, but increased as a percentage of total revenue from 14% to 17%. The percentage increase was primarily due to the decline in revenue without a commensurate change in product development expenses. The major product development efforts in the first quarter of fiscal 2001 primarily related to the development and enhancement of new products such as SonicMQ and the next release of the Company's principal product line, Progress Version 9.1. The Company capitalized $0.4 million of software development costs in the first quarter of fiscal 2000, which represented 4% of total product development costs. The Company did not capitalize any software development costs in the first quarter of fiscal 2001. The decrease in amounts capitalized was due to the timing and stage of development of significant projects that qualify for capitalization under the Company's software capitalization policy.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company and amortization of goodwill. General and administrative expenses remained the same in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000, but increased as a percentage of total revenue from 10% to 12%. The percentage increase was primarily due to the decline in revenue without a commensurate change in general and administrative expenses.

Income from operations decreased as a percentage of total revenue from 16% in the first quarter of fiscal 2000 to 2% in the first quarter of fiscal 2001. The dollar decrease and the decrease in operating income as a percentage of revenue was primarily due to lower revenue during the period and the Company's continued investment in new businesses and initiatives. If the Company is able to meet its forecasted revenue target and expenses occur as planned, the Company expects operating margins to be around 12% for fiscal 2001 as a whole.

Other income decreased 16% from $1.7 million in the first quarter of fiscal 2000 to $1.4 million in the first quarter of fiscal 2001. The decrease was primarily due to larger foreign currency losses in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000, partially offset by higher interest income. The increase in interest income in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000 was due to higher average interest earned on invested cash balances. The Company expects its average earned interest on invested cash balances to be lower for the remainder of fiscal 2001 due to recent market reductions in interest rates.

The Company's effective tax rate was 31% in the first quarter of fiscal 2001 and 32% in the first quarter of fiscal 2000 and was based upon the estimated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At the end of the first quarter of fiscal 2001, the Company's cash and short-term investments totaled $162.9 million. The increase of $4.8 million since the end of fiscal 2000 resulted primarily from cash generated from operations and proceeds from stock issuances under the Company's stock purchase plan and exercises of stock options, partially offset by capital expenditures and common stock repurchases.

In the first quarter of fiscal years 2001 and 2000, the Company generated $4.2 million and $13.8 million, respectively, in cash from operations. The decrease in cash generated from operations in the first quarter of fiscal 2001 was primarily due to lower net income and a smaller increase in the deferred revenue balance.

Accounts receivable increased by $0.8 million from the end of fiscal 2000, while sequential quarterly revenue decreased. As a result, accounts receivable days sales outstanding (DSO) increased to 75 days at the end of the first quarter of fiscal 2001 as compared to 67 days at the end of fiscal 2000 and 63 days at the end of the first quarter of fiscal 2000. The Company targets a DSO range of 55 to 75 days. The increase in DSO was attributable to a higher percentage of renewal maintenance billings and a slight increase in accounts over 90 days past due as compared to amounts in the fourth quarter of fiscal 2000. The Company expects its DSO to decrease in the second quarter of fiscal 2001.

The Company purchased $2.1 million of property and equipment in the first three months of fiscal 2001 and $2.4 million in the first three months of fiscal 2000. The purchases consisted primarily of computer equipment and software. The Company financed these purchases primarily from cash generated from operations.

The Company purchased and retired approximately 85,000 shares of its common stock for $1.3 million in the first three months of fiscal 2001 as compared to 124,500 shares for $2.9 million in the first three months of fiscal 2000. The Company financed these purchases primarily from cash generated from operations.

In September 2000, the Board of Directors authorized, for the period October 1, 2000 through September 30, 2001, the purchase of up to 10,000,000 shares of the Company's common stock, at such times as the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes including the issuance of shares pursuant to the Company's stock option and purchase plans. At February 28, 2001, approximately 9,500,000 shares of common stock remained available for repurchase under this authorization.

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

NEW ACCOUNTING PRONOUNCEMENT

In December 1999, The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB
101), which summarizes certain of the SEC's views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, must be adopted no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. In October 2000, the SEC issued guidance concerning the application of SAB 101 to particular transactions. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001. The adoption of SAB 101 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond the Company's control. The following discussion highlights some of these risks.

FLUCTUATIONS IN REVENUE AND QUARTERLY RESULTS

The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors. Some of these factors include changes in demand for the Company's products, introduction, enhancement or announcement of products by the Company and its competitors, market acceptance of new products, the growth rates of certain market segments including E-Business messaging, size and timing of significant orders, budgeting cycles of customers, mix of distribution channels, mix of products and services sold, mix of international and North American revenues, fluctuations in currency exchange rates, changes in the level of operating expenses, changes in the Company's sales incentive plans, customer order deferrals in anticipation of new products announced by the Company or its competitors and general economic conditions. Revenue forecasting is uncertain, in large part, because the Company generally ships its products shortly after receipt of orders. Most of the Company's expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in the Company's revenue, or a decrease in the rate of growth of such revenue, would have a material adverse effect on the profitability of the Company.

PRODUCTS

The Company believes that the Progress product set and SonicMQ have features and functionality that enable the Company to compete effectively with other vendors of application development and deployment products, but ongoing enhancements to these product lines will be required to enable the Company to maintain its competitive position. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Delays in the release of enhancements could have a material adverse effect on the Company's business, financial condition and operating results.

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

The Company hopes that SonicMQ and other new products and services will contribute positively to the Company's future results. The market for E-Business messaging products, other Internet business-to-business products and application integration software is highly competitive. Many potential customers have made significant investments in proprietary or internally developed systems and would incur significant costs in switching to third-party products. Global e-commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. There can be no assurance that the Company's products will be successful in penetrating these new and evolving markets.

RAPID TECHNOLOGICAL CHANGE

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

DISTRIBUTION CHANNELS AND NEW MARKETS

Future results also depend upon the Company's continued successful distribution of its products through its ISV channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. ISVs utilize technology from the Company to create their applications and resell the Company's products along with their own applications. During fiscal 2000 and the first quarter of fiscal 2001, revenue from the ISV channel decreased as compared to the previous period. If this negative revenue trend were to continue throughout the remainder of fiscal 2001, the Company's business and operating results would be adversely affected. Any other adverse effect on the ISVs' business related to competition, pricing and other factors could also have a material adverse effect on the Company's business, financial condition and operating results.

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

In June 2000, the Company announced the formation of NuSphere, a company focused on the open source database market. NuSphere has and continues to develop a set of products and services for the MySQL open source database. The success of an open source business model, which gives customers the right to freely copy and distribute software, is unproven. Few open source software products have gained widespread commercial acceptance partly due to the lack of viable open source industry participants to offer adequate service and support on a long-term basis. In addition, open source vendors are not able to provide industry standard warranties and indemnities for their products, since these products have been developed largely by independent parties over whom open source vendors exercise no control or supervision. There can be no assurance that NuSphere will be successful in building a sustainable business model or that MySQL will attain sufficient market acceptance to support such a business.

COMPETITION

The Company experiences significant competition from a variety of sources with respect to the marketing and distribution of its products. Many of these competitors have greater financial, marketing or technical resources than the Company and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than can the Company. Increased competition could make it more difficult for the Company to maintain its market presence. The marketplace for new products is intensely competitive and characterized by low barriers to entry. As a result, new competitors possessing technological, marketing or other competitive advantages may emerge and rapidly acquire market share.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to deliver products that better address the needs of the Company's prospective customers. Current and potential competitors also may be more successful than the Company in having their products or technologies widely accepted. There can be no assurance that the Company will be able to compete successfully against current and future competitors and its failure to do so would have a material adverse effect upon the Company's business, prospects, financial condition and operating results.

INTERNATIONAL OPERATIONS

Approximately 57% of the Company's total revenue in the first quarter of fiscal 2001 was attributable to international sales made through its subsidiaries. Because a majority of the Company's total revenue is derived from such international operations which are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected.

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

HIRING AND RETENTION OF EMPLOYEES

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

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

THIRD-PARTY TECHNOLOGY

The Company also utilizes certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future.

STOCK PRICE VOLATILITY

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

Exposure to market rate risk for changes in interest rates relates to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high-quality issuers and has policies limiting, among other things, the amount of credit exposure to any one issuer. The Company limits default risk by purchasing only investment-grade securities. The Company's investments are all fixed-rate instruments. In addition, the Company has classified all its debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk. Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company's accounting policies for these contracts are based on the designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract's effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. Based on a hypothetical ten percent adverse movement in all foreign currency exchange rates, the Company's annual revenue would be adversely affected by approximately 6% and the Company's annual net income would be adversely affected by approximately 15% (excluding any offsetting positive impact from the Company's ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.


 PART II.         OTHER INFORMATION

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits

     10.3     Progress Software Corporation 401(k) Plan

 b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended February 28, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PROGRESS SOFTWARE CORPORATION
                                  (Registrant)



Dated: April 12, 2001             /s/ Joseph W. Alsop
                                  ----------------------------------
                                  Joseph W. Alsop
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Dated: April 12, 2001             /s/ Norman R. Robertson
                                  ----------------------------------
                                  Norman R. Robertson
                                  Senior Vice President, Finance and
                                  Administration and Chief Financial
                                  Officer (Principal Financial
                                  Officer)

Dated: April 12, 2001             /s/ David H. Benton, Jr.
                                  ----------------------------------
                                  David H. Benton, Jr.
                                  Vice President and Corporate Controller
                                  (Principal Accounting Officer)