Form 10-Q
period 2001-05-31
PROGRESS SOFTWARE CORP /MA
filed 2001-07-16
CIK 876167

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

     For the Quarterly Period Ended May 31, 2001

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

                        Yes   X          No
                             ----          -----

As of July 9, 2001, there were 35,336,000 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

================================================================================

                          PROGRESS SOFTWARE CORPORATION

                                    FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

                                TABLE OF CONTENTS




                                                                           PAGE

PART I.           FINANCIAL INFORMATION


ITEM 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  May 31, 2001 and November 30, 2000                        3

                  Condensed Consolidated Statements of Income for
                  the three and six months ended May 31, 2001 and
                  May 31, 2000                                              4

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended May 31, 2001 and
                  May 31, 2000                                              5

                  Notes to Condensed Consolidated Financial Statements      6

ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9

ITEM 3.           Quantitative and Qualitative Disclosures About Market
                  Risk                                                     17


PART II.          OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security Holders      18

ITEM 6.           Exhibits and Reports on Form 8-K                         18

                  Signatures                                               19

PART I.      FINANCIAL INFORMATION

ITEM 1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          PROGRESS SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)


                                                                             May 31,       Nov. 30,
                                                                               2001          2000
                                                                             ---------    ---------
ASSETS
Current assets:
  Cash and equivalents ...................................................   $  98,173    $  90,722
  Short-term investments .................................................      68,575       67,384
  Accounts receivable (less allowances of $7,239 in
    2001 and $7,144 in 2000) .............................................      46,070       49,429
  Other current assets ...................................................      11,927       12,303
  Deferred income taxes ..................................................       9,727        9,834
                                                                             ---------    ---------
          Total current assets ...........................................     234,472      229,672
                                                                             ---------    ---------

Property and equipment-net ...............................................      36,670       37,427
Other assets .............................................................      10,341       11,706
                                                                             ---------    ---------
          Total ..........................................................   $ 281,483    $ 278,805
                                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................................   $   8,448    $  11,010
  Accrued compensation and related taxes .................................      16,618       18,747
  Income taxes payable ...................................................       6,837       11,348
  Other current liabilities ..............................................       8,790        9,821
  Deferred revenue .......................................................      68,681       61,066
                                                                             ---------    ---------
          Total current liabilities ......................................     109,374      111,992
                                                                             ---------    ---------

Commitments and contingent liabilities Shareholders' equity:
  Preferred stock, $.01 par value; authorized, 1,000 shares;
    issued, none
  Common stock and additional paid in capital, $.01 par value; authorized,
    100,000 shares; issued, 35,215 shares in 2001
    and 35,315 in 2000 ...................................................      38,753       38,082
  Retained earnings ......................................................     136,305      131,896
  Accumulated other comprehensive loss ...................................      (2,949)      (3,165)
                                                                             ---------    ---------
          Total shareholders' equity .....................................     172,109      166,813
                                                                             ---------    ---------
          Total ..........................................................   $ 281,483    $ 278,805
                                                                             =========    =========

See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                             Three Months Ended May 31,   Six Months Ended May 31,
                                             --------------------------   ------------------------
                                                2001           2000          2001          2000
                                             ---------      ---------     ---------      ---------
Revenue:
  Software licenses ....................     $  24,266      $  26,135     $  46,100      $  59,372
  Maintenance and services .............        41,462         41,265        79,867         80,159
                                             ---------      ---------     ---------      ---------
          Total revenue ................        65,728         67,400       125,967        139,531
                                             ---------      ---------     ---------      ---------

Costs and expenses:
  Cost of software licenses ............         2,760          2,279         5,147          5,040
  Cost of maintenance and services .....        13,494         13,659        26,395         27,650
  Sales and marketing ..................        24,864         23,880        50,696         49,918
  Product development ..................        10,393          9,446        20,716         19,805
  General and administrative ...........         7,062          7,079        14,401         14,415
                                             ---------      ---------     ---------      ---------
          Total costs and expenses .....        58,573         56,343       117,355        116,828
                                             ---------      ---------     ---------      ---------
Income from operations .................         7,155         11,057         8,612         22,703
                                             ---------      ---------     ---------      ---------

Other income (expense):
  Interest income ......................         1,748          2,038         3,752          3,848
  Foreign currency gain (loss) .........          (711)           998        (1,209)           893
  Other income (expense) ...............            19             11           (70)            (5)
                                             ---------      ---------     ---------      ---------
          Total other income ...........         1,056          3,047         2,473          4,736
                                             ---------      ---------     ---------      ---------

Income before provision for income taxes         8,211         14,104        11,085         27,439
Provision for income taxes .............         2,545          4,513         3,436          8,780
                                             ---------      ---------     ---------      ---------
Net income .............................     $   5,666      $   9,591     $   7,649      $  18,659
                                             =========      =========     =========      =========

Basic earnings per share ...............     $    0.16      $    0.27     $    0.22      $    0.52
                                             =========      =========     =========      =========
Weighted average shares (basic) ........        35,347         35,736        35,406         35,703
                                             =========      =========     =========      =========

Diluted earnings per share .............     $    0.15      $    0.24     $    0.20      $    0.46
                                             =========      =========     =========      =========
Weighted average shares (diluted) ......        38,144         40,039        38,268         40,353
                                             =========      =========     =========      =========


See notes to condensed consolidated financial statements.

                          PROGRESS SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                Six Months Ended May 31,
                                                                -------------------------
                                                                   2001           2000
                                                                ---------      ----------
Cash flows from operating activities:
  Net income ..............................................     $   7,649      $  18,659
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of property and equipment         5,014          4,775
    Amortization of intangible assets .....................         1,008          1,212
    Deferred income taxes .................................            35           (966)
    Other noncash charges .................................            --            285
    Changes in operating assets and liabilities:
       Accounts receivable ................................         2,218         (3,560)
       Other current assets ...............................           394         (5,002)
       Accounts payable and accrued expenses ..............        (4,558)        (8,766)
       Income taxes payable ...............................        (3,465)         4,737
       Deferred revenue ...................................         8,717         14,327
                                                                ---------      ---------
          Net cash provided by operating activities .......        17,012         25,701
                                                                ---------      ---------

Cash flows from investing activities:
  Purchases of investments available for sale .............       (17,931)       (28,417)
  Maturities of investments available for sale ............        17,253         37,794
  Purchases of property and equipment .....................        (4,375)        (5,914)
  Capitalized software costs ..............................           (96)          (525)
  Acquisition of distributor ..............................            --         (2,100)
  Decrease in other noncurrent assets .....................           (89)        (1,570)
                                                                ---------      ---------
          Net cash used for investing activities ..........        (5,238)          (732)
                                                                ---------      ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock
                                                                    6,362          4,122
  Repurchase of common stock ..............................        (8,457)        (8,128)
                                                                ---------      ---------
          Net cash used for financing activities ..........        (2,095)        (4,006)
                                                                ---------      ---------
Effect of exchange rate changes on cash ...................        (2,228)        (1,338)
                                                                ---------      ---------

Net increase (decrease) in cash and equivalents ...........         7,451         19,625
Cash and equivalents, beginning of period .................        90,722         81,651
                                                                ---------      ---------
Cash and equivalents, end of period .......................     $  98,173      $ 101,276
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

4.       Comprehensive Income

         Comprehensive income includes foreign currency translation gains and losses, net of tax, and unrealized gains and losses on equity securities, net of tax, that have been previously excluded from net income and reflected instead in stockholders' equity. The following tables set forth the calculation of comprehensive income on an interim basis (in thousands):

                                                      Three Months Ended May 31,
                                                      --------------------------
                                                        2001            2000
                                                       ------          -------
         Net income                                    $5,666          $9,591
         Foreign currency translation adjustments        (424)           (695)
         Unrealized holding gains (losses) on
         investments                                       74            (130)
                                                       ------          ------
               Total comprehensive income              $5,316          $8,766
                                                       ======          ======

                                                        Six Months Ended May 31,
                                                       -------------------------
                                                         2001             2000
                                                       ------          -------
         Net income                                    $7,649          $18,659
         Foreign currency translation adjustments        (297)            (914)
         Unrealized holding gains (losses) on
         investments                                      513             (306)
                                                       ------          -------
               Total comprehensive income              $7,865          $17,439
                                                       ======          =======

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

         The Company uses derivative instruments to manage exposures to fluctuations in the value of foreign currencies. Certain forecasted transactions and assets are exposed to foreign currency risk. The Company's objectives for holding derivatives are to eliminate or reduce the impacts of these exposures. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the euro, British pound, and Australian dollar. Options used to hedge a portion of forecasted international intercompany revenue for up to one year in the future are designated as cash flow hedging instruments. Forward contracts not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies.

         For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the six months ended May 31, 2001. For the six months ended May 31, 2001, foreign currency loss included a net loss of $0.8 million for changes in the time value of options designated as cash flow hedges.

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

         Based upon the aggregation criteria for segment reporting, the Company has two reportable segments: E-Business Solutions and Databases, which includes the Progress Company, NuSphere and PSC Labs, and E-Business Messaging, which includes Sonic Software. The Company has not presented the reportable segments discussed above for the three and six months ended May 31, 2000 as the Company did not launch these operating units until fiscal 2001 and it is impractical to restate prior periods on this basis. The following table sets forth the Company's revenue and income from operations from the Company's reportable segments for the three and six months ended May 31, 2001 (in thousands):

        Three Months Ended May 31, 2001:


                                                  E-Business
                                                  Solutions and    E-Business
                                                  DAtabases        Messaging       Elimination   Total
                                                  -------------    ----------      -----------   -----
        Revenue                                   $  64,835        $   1,117       $(224)        $ 65,728
        Income (loss) from operations             $  13,339        $  (5,960)      $(224)        $  7,155


        Six Months Ended May 31, 2001:
                                                  E-Business
                                                  Solutions and    E-Business
                                                  Databases        Messaging       Elimination   Total
                                                  -------------    ----------      -----------   -----
        Revenue                                   $124,422         $  1,946        $(401)        $125,967
        Income (loss) from operations             $ 20,743         $(11,730)       $(401)        $  8,612

         Total revenue from the SonicMQ product line, generated by both segments, was $2.9 million in the first six months of fiscal 2001 as compared to $0.8 million in the first six months of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. This Form 10-Q and other information provided by the Company or statements made by its directors, officers or employees from time to time, may contain "forward-looking" information which involves risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company "expects," "estimates," "believes," "is planning" or "plans to" are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors which could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described in greater detail below under the heading "Factors That May Affect Future Results" and include, but are not limited to, the receipt and shipment of new orders, the timely release of enhancements to the Company's products, the growth rates of certain market segments, the positioning of the Company's products in those market segments, market acceptance of the application service provider distribution model, variations in the demand for professional services and technical support, pricing pressures and the competitive environment in the software industry, business and consumer use of the Internet, and the Company's ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face. The Company undertakes no obligation to update any forward-looking statements it makes.

RESULTS OF OPERATIONS

 The Company develops, markets and supports application development, deployment and integration software. Its core product line, Progress, is composed primarily of the Progress ProVision, Progress RDBMS, Progress WebSpeed, Progress Open AppServer and Progress DataServers products. In October 2000, the Company began shipping the latest major enhancement to the Progress product line, Progress Version 9.1. The Company began commercial shipments of SonicMQ, an E-Business messaging server, in December 1999 and shipped the latest release, SonicMQ 3.5, in May 2001. Software license revenue historically has been generated primarily from internally developed products. Geographic expansion in overseas markets has been achieved through a combination of establishing new offices in new markets and the acquisition of the Progress-related assets of certain distributors.

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



                                               Percentage of Total Revenue             Period-to-period Change
                                        -----------------------------------------     ------------------------
                                        Three Months Ended     Six Months Ended
                                        ------------------     ----------------         Three           Six
                                        May 31,     May 31,    May 31,    May 31,       Month          Month
                                        2001        2000       2001        2000         Period        Period
                                        ----        ----       ----        ----         ------        ------
Revenue:
  Software licenses                       37%         39%        37%         43%           (7)%         (22)%
  Maintenance and services                63          61         63          57             0              0
                                         ---         ---        ---         ---
          Total revenue                  100         100        100         100            (2)           (10)
                                         ---         ---        ---         ---
Costs and expenses:
  Cost of software licenses                4           3          4           4            21              2
  Cost of maintenance and services        20          20         21          20            (1)            (5)
  Sales and marketing                     38          36         40          36             4              2
  Product development                     16          14         17          14            10              5
  General and administrative              11          11         11          10             0              0
                                         ---         ---        ---         ---
          Total costs and expenses        89          84         93          84             4              0
                                         ---         ---        ---         ---
Income from operations                    11          16          7          16           (35)           (62)
                                         ---         ---        ---         ---
Other income                               1           5          2           4           (65)           (48)
                                         ---         ---        ---         ---
Income before provision for taxes         12          21          9          20           (42)           (60)
Provision for income taxes                 3           7          3           7           (44)           (61)
                                         ---         ---        ---         ---
Net income                                 9%         14%         6%         13%          (41)%          (59)%
                                         ===         ===        ===         ===

The Company's total revenue decreased 2% from $67.4 million in the second quarter of fiscal 2000 to $65.7 million in the second quarter of fiscal 2001. The Company's total revenue decreased 10% from $139.5 million in the first six months of fiscal 2000 to $126.0 million in the first six months of fiscal 2001. On a constant currency basis, total revenue in the second quarter of fiscal 2001 would have increased by 2% over the second quarter of fiscal 2000 as compared to the 2% decrease reported. On a constant currency basis, total revenue for the first six months of fiscal 2001 would have decreased by 5% as compared to the decrease of 10% reported.

 Total revenue derived from the SonicMQ product line was $1.8 million in the second quarter of fiscal 2001 as compared to $0.4 million in the second quarter of fiscal 2000 and was $2.9 million in the first six months of fiscal 2001 as compared to $0.8 million in the first six months of fiscal 2000. Revenue from NuSphere in each period was not significant as this organization is currently in the development stage.

Software license revenue decreased 7% from $26.1 million in the second quarter of fiscal 2000 to $24.3 million in the second quarter of fiscal 2001. Software license revenue decreased 22% from $59.4 million in the first six months of fiscal 2000 to $46.1 million in the first six months of fiscal 2001. The decrease in software license revenue in the second quarter and first six months of fiscal 2001 was primarily due to a decline in demand from end user customers as well as Independent Software Vendors (ISVs), companies which have written software applications utilizing Progress Software technology and which resell the Company's products in conjunction with the sale of their applications, partially offset by sales from new products such as SonicMQ. In addition, the Company's license revenue was adversely affected by the strong U.S. dollar, especially relative to the euro, the British pound and the Australian dollar.

Maintenance and services revenue increased slightly from $41.3 million in the second quarter of fiscal 2000 to $41.5 million in the second quarter of fiscal 2001. Maintenance and services revenue decreased slightly from $80.2 million in the first six months of fiscal 2000 to $79.9 million in the first six months of fiscal 2001. The decrease in maintenance and services revenue in the first six months of fiscal 2001 was primarily the result of a decline in consulting and education revenue, partially offset by growth in the Company's installed customer base and renewal of maintenance contracts. The decline in consulting revenue was primarily due to delays in new engagements, fewer projects as a result of lower license revenue and a slower overall market for professional services, especially in North America, in the second quarter and first six months of fiscal 2001 as compared to the comparable periods in fiscal 2000.

Total revenue generated in markets outside North America decreased 3% from $41.4 million in the second quarter of fiscal 2000 to $40.1 million in the second quarter of fiscal 2001. Such revenue represented 61% of total revenue in the second quarter of fiscal 2001, the same percentage as in the second quarter of fiscal 2000. Total revenue generated in markets outside North America would have represented 63% of total revenue in the second quarter of fiscal 2001 if exchange rates had been constant as compared to the exchange rates in effect in the second quarter of fiscal 2000.

Total revenue generated in markets outside North America decreased 13% from $86.9 million in the first six months of fiscal 2000 to $75.8 million in the first six months of fiscal 2001. Such revenue represented 60% of total revenue in the first six months of fiscal 2001 as compared to 62% in the first six months of fiscal 2000. Total revenue generated in markets outside North America would have represented 62% of total revenue in the first six months of fiscal 2001 if exchange rates had been constant as compared to the exchange rates in effect in the first six months of fiscal 2000.

Total revenue decreased from the comparable quarter one year ago in all regions. Fiscal 2001 percentage revenue declines from the second quarter of fiscal 2000 were 1% in Europe, Middle East and Africa (EMEA), 6% in Latin America, 11% in Asia Pacific and 1% in North America. EMEA and Latin America revenue was the most significantly impacted by the strong U.S. dollar in the second quarter of fiscal 2001. Revenue from EMEA and Latin America would have increased 5% in each region if exchange rates had been constant in the second quarter of fiscal 2001 as compared to the exchange rates in effect in the second quarter of fiscal 2000.

The Company is planning for total revenue for fiscal 2001 to be at approximately the same level as fiscal 2000 with second half growth of approximately 10% for fiscal 2001 over fiscal 2000. The Company's expectation of revenue growth for the remainder of fiscal 2001 is based on an expected stabilization of revenue from the ISV channel, the Company's plans to generate additional software license and service revenue by focusing more of its selling efforts on the end-user community, projected continued growth of new products, and an assumption that the global economy will remain healthy and the U.S dollar will not strengthen further. However, there can be no assurance that the Company will be successful in achieving its forecasts and plans or that other factors will not negatively impact its revenue.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 21% from $2.3 million in the second quarter of fiscal 2000 to $2.8 million in the second quarter of fiscal 2001 and increased as a percentage of software license revenue from 9% to 11%. Cost of software licenses increased 2% from $5.0 million in the first six months of fiscal 2000 to $5.1 million in the first six months of fiscal 2001 and increased as a percentage of software license revenue from 8% to 11%. The dollar increase was due to higher royalty expense for products and technologies licensed from third parties, partially offset by lower documentation costs. The percentage increase was due to fixed costs, including certain distribution costs and amortization expense, being spread over a smaller base of license revenue. Cost of software licenses as a percentage of software license revenue varies depending upon the relative product mix in a given period.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased 1% from $13.7 million in the second quarter of fiscal 2000 to $13.5 million in the second quarter of fiscal 2001, but remained the same percentage of maintenance and services revenue at 33%. Cost of maintenance and services decreased 5% from $27.7 million in the first six months of fiscal 2000 to $26.4 million in the first six months of 2001 and decreased as a percentage of maintenance and services revenue from 34% to 33%. The margin percentage improvement in the first six months of fiscal 2001 as compared to the first six months of fiscal 2000 was primarily due to a slight improvement in consulting margins and an increase in maintenance revenue while the related technical support costs decreased due to lower headcount. The dollar decrease was also due to lower headcount in the professional services group and decreased usage of third-party contractors in certain regions for service engagements.

Sales and marketing expenses increased 4% from $23.9 million in the second quarter of fiscal 2000 to $24.9 million in the second quarter of fiscal 2001 and increased as a percentage of total revenue from 36% to 38%. Sales and marketing expenses increased 2% from $49.9 million in the first six months of fiscal 2000 to $50.7 million in the first six months of fiscal 2001 and increased as a percentage of total revenue from 36% to 40%. The dollar increase in sales and marketing expenses was due to an increase in headcount in the sales, sales support and marketing staff, partially offset by a decrease in the level of discretionary marketing spending for trade shows, advertising campaigns, direct mail solicitations and other events. The percentage increase was primarily due to the decline in revenue without a commensurate change in sales and marketing expenses.

Product development expenses increased 10% from $9.4 million in the second quarter of fiscal 2000 to $10.4 million in the second quarter of fiscal 2001 and increased as a percentage of total revenue from 14% to 16%. Product development expenses increased 5% from $19.8 million in the first six months of fiscal 2000 to $20.7 million in the first six months of fiscal 2001 and increased as a percentage of total revenue from 14% to 17%. The percentage increase was primarily due to the decline in revenue while continuing to invest in ongoing and new product development efforts. The major product development efforts in the first six months of fiscal 2001 primarily related to the development and enhancement of new products such as SonicMQ and the next release of the Company's principal product line, Progress Version 9.1. Capitalized software costs represented approximately 1% of total product development spending in the second quarter of fiscal 2001 and fiscal 2000. Capitalized software costs represented less than 1% of total product development spending in the first half of fiscal 2001 as compared to 3% in the first half of fiscal 2000. The decrease in the percentage of capitalized software costs was due to the timing and stage of development of significant projects that qualify for capitalization under the Company's software capitalization policy.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses remained the same at $7.1 million in the second quarter of fiscal 2000 and the second quarter of fiscal 2001 and remained the same percentage of total revenue in each period. General and administrative expenses remained the same at $14.4 million in the first six months of fiscal 2000 and the first six months of fiscal 2001, but increased as a percentage of total revenue from 10% to 11%. The percentage increase was primarily due to the decline in revenue without a commensurate change in general and administrative expenses.

Income from operations decreased as a percentage of total revenue from 16% in the second quarter of fiscal 2000 to 11% in the second quarter of fiscal 2001 and from 16% in the first six months of fiscal 2000 to 7% in the first six months of fiscal 2001. The dollar decrease and the decrease in operating income as a percentage of revenue was primarily due to lower revenue during the period, the Company's continued investment in new businesses and initiatives and, to a lesser extent, the impact of changes in foreign exchange rates. If the Company is able to meet its forecasted revenue target and expenses occur as planned, the Company expects operating margins to be in the range of 9% to 11% for fiscal 2001 as a whole.

Other income decreased 65% from $3.0 million in the second quarter of fiscal 2000 to $1.1 million in the second quarter of fiscal 2001. Other income decreased 48% from $4.7 million in the first six months of fiscal 2000 to $2.5 million in the first six months of fiscal 2001. The decrease was primarily due to foreign currency losses in the second quarter and first six months of fiscal 2001 as compared to foreign currency gains in the second quarter and first six months of fiscal 2000 under the Company's hedging programs as well as lower interest income. The decrease in interest income in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000 was due to lower average interest earned on invested cash balances. The Company expects its average interest earned on invested cash balances to be lower for the remainder of fiscal 2001 versus the comparable prior year periods due to recent market reductions in interest rates.

The Company's effective tax rate decreased by 1% from 32% in the second quarter and first six months of fiscal 2000 to 31% in the second quarter and first six months of fiscal 2001 and was based upon the estimated effective tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At the end of the second quarter of fiscal 2001, the Company's cash and short-term investments totaled $166.7 million. The increase of $8.6 million since the end of fiscal 2000 resulted primarily from cash generated from operations and proceeds from stock issuances under the Company's stock purchase plan and exercises of stock options, partially offset by capital expenditures and common stock repurchases.

In the first six months of fiscal years 2001 and 2000, the Company generated $17.0 million and $25.7 million, respectively, in cash from operations. The decrease in cash generated from operations in the first six months of fiscal 2001 was primarily due to lower net income.

Accounts receivable decreased by $3.4 million from the end of fiscal 2000. Accounts receivable days sales outstanding (DSO) decreased to 63 days at the end of the second quarter of fiscal 2001 as compared to 67 days at the end of fiscal 2000 and 66 days at the end of the second quarter of fiscal 2000. The Company targets a DSO range of 55 to 75 days.

The Company purchased $4.4 million of property and equipment in the first six months of fiscal 2001 and $5.9 million in the first six months of fiscal 2000. The decrease was primarily due to the timing of purchases. The purchases consisted primarily of computer equipment and software. The Company financed these purchases primarily from cash generated from operations.

The Company purchased and retired approximately 614,000 shares of its common stock for $8.5 million in the first six months of fiscal 2001 as compared to 413,000 shares for $8.1 million in the first six months of fiscal 2000. The Company financed these purchases primarily from cash generated from operations.

In September 2000, the Board of Directors authorized, for the period October 1, 2000 through September 30, 2001, the purchase of up to 10,000,000 shares of the Company's common stock, at such times as the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes including the issuance of shares pursuant to the Company's stock option and purchase plans. At May 31, 2001, approximately 9,000,000 shares of common stock remained available for repurchase under this authorization.

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

DISTRIBUTION CHANNELS AND NEW MARKETS

Future results also depend upon the Company's continued successful distribution of its products through its ISV channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. ISVs utilize technology from the Company to create their applications and resell the Company's products along with their own applications. During fiscal 2000 and the first six months of fiscal 2001, revenue from the ISV channel decreased as compared to the previous period. If this negative revenue trend were to continue throughout the remainder of fiscal 2001, the Company's business and operating results would be adversely affected. Any other adverse effect on the ISVs' business related to competition, pricing and other factors could also have a material adverse effect on the Company's business, financial condition and operating results.

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

INTERNATIONAL OPERATIONS

Approximately 58% of the Company's total revenue in the first six months of fiscal 2001 was attributable to international sales made through its subsidiaries. Because a majority of the Company's total revenue is derived from such international operations which are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company's results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company's results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company's business could be adversely affected.

Other potential risks inherent in the Company's international business generally include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, import and export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences. Any one of these factors could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations, and, consequently, on the Company's business, financial condition and operating results.

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

PART II.          OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on April 20, 2001, the shareholders voted on the items described below:

-        To fix the numbers of directors at seven:

                           Affirmative      Negative Votes
                           Votes Cast       Votes Cast        Abstaining
                           -----------      --------------    ----------
                           28,433,652        22,089             34,593

-        To elect the following seven directors:  Joseph W. Alsop, Larry R.
Harris, Roger J. Heinen, Jr., Michael L. Mark, Arthur J. Marks, Scott A. McGregor and Amram Rasiel:


         Nominee                        For             Withhold Authority
         -------                        ---             ------------------
         Joseph W. Alsop             28,240,484            249,850
         Larry R. Harris             28,324,877            165,457
         Roger J. Heinen, Jr.        28,324,277            166,057
         Michael L. Mark             28,325,877            164,457
         Arthur J. Marks             28,326,084            164,250
         Scott A. McGregor           28,325,877            164,457
         Amram Rasiel                28,325,484            164,850

- To act upon a proposal to amend the Company's 1991 Employee Stock Purchase Plan to increase the maximum number of shares that may be issued under such plan from 1,500,000 shares to 2,300,000 shares:

                    Affirmative       Negative          Votes
                    Votes Cast        Votes Cast      Abstaining
                    -----------       ----------      ----------
                    26,536,936        1,701,665         251,733

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     None

b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended May 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PROGRESS SOFTWARE CORPORATION
                                  (Registrant)



Dated: July 13, 2001                 /s/ Joseph W. Alsop
                                     -------------------------------------------
                                     Joseph W. Alsop
                                     Chief Executive Officer
                                     (Principal Executive Officer)

Dated: July 13, 2001                 /s/ Norman R. Robertson
                                     -------------------------------------------
                                     Norman R. Robertson
                                     Senior Vice President, Finance and
                                     Administration and Chief Financial Officer
                                     (Principal Financial Officer)

Dated: July 13, 2001                 /s/ David H. Benton, Jr.
                                     -------------------------------------------
                                     David H. Benton, Jr.
                                     Vice President and Corporate Controller
                                     (Principal Accounting Officer)