Form 10-Q
period 2001-08-31
PROGRESS SOFTWARE CORP /MA
filed 2001-10-15
CIK 876167

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended August 31, 2001

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

Yes  X        No

     As of October 10, 2001, there were 35,530,000 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

PROGRESS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	August 31,	Nov. 30,
	2001	2000

ASSETS

Current assets:

Cash and equivalents	$104,478	$90,722

Short-term investments	69,098	67,384

Accounts receivable (less allowances for doubtful accounts of $7,172 in 2001 and $7,144 in 2000)	47,905	49,429

Other current assets	9,646	12,303

Deferred income taxes	9,732	9,834

Total current assets	240,859	229,672

Property and equipment-net	37,191	37,427

Other assets	10,972	11,706

Total	$289,022	$278,805

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$7,528	$11,010

Accrued compensation and related taxes	17,701	18,747

Income taxes payable	7,530	11,348

Other current liabilities	8,803	9,821

Deferred revenue	66,617	61,066

Total current liabilities	108,179	111,992

Commitments and contingent liabilities

Shareholders’ equity:

Preferred stock, $.01 par value; authorized, 1,000 shares; issued, none	—	—

Common stock and additional paid in capital, $.01 par value; authorized, 100,000 shares; issued, 35,576 shares in 2001 and 35,315 in 2000	42,275	38,082

Retained earnings	141,200	131,896

Accumulated other comprehensive loss	(2,632)	(3,165)

Total shareholders’ equity	180,843	166,813

Total	$289,022	$278,805

See notes to condensed consolidated financial statements.

PROGRESS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended August 31,		Nine months ended August 31,

	2001	2000	2001	2000

Revenue:

Software licenses	$23,560	$23,466	$69,660	$82,838

Maintenance and services	43,129	41,943	122,996	122,102

Total revenue	66,689	65,409	192,656	204,940

Costs and expenses:

Cost of software licenses	2,767	2,453	7,914	7,493

Cost of maintenance and services	14,268	12,998	40,663	40,648

Sales and marketing	25,723	25,534	76,419	75,452

Product development	10,390	9,979	31,106	29,784

General and administrative	7,441	7,341	21,842	21,756

Total costs and expenses	60,589	58,305	177,944	175,133

Income from operations	6,100	7,104	14,712	29,807

Other income (expense):

Interest income	1,534	2,114	5,286	5,962

Foreign currency gain (loss)	(554)	1,035	(1,763)	1,928

Other income (expense)	12	(58)	(58)	(63)

Total other income	992	3,091	3,465	7,827

Income before provision for income taxes	7,092	10,195	18,177	37,634

Provision for income taxes	2,198	3,263	5,634	12,043

Net income	$4,894	$6,932	$12,543	$25,591

Basic earnings per share	$0.14	$0.19	$0.35	$0.72

Weighted average shares (basic)	35,396	35,725	35,401	35,711

Diluted earnings per share	$0.13	$0.18	$0.33	$0.64

Weighted average shares (diluted)	38,724	38,885	38,420	39,863

See notes to condensed consolidated financial statements.

PROGRESS SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended August 31,

	2001	2000

Cash flows from operating activities:

Net income	$12,543	$25,591

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of property and equipment	7,712	7,306

Amortization of intangible assets	1,372	1,829

Deferred income taxes	369	(1,032)

Other noncash charges	—	285

Changes in operating assets and liabilities:

Accounts receivable	1,593	1,261

Other current assets	2,865	(5,562)

Accounts payable and accrued expenses	(5,270)	(10,893)

Income taxes payable	(2,086)	4,973

Deferred revenue	5,473	8,491

Net cash provided by operating activities	24,571	32,249

Cash flows from investing activities:

Purchases of investments available for sale	(29,410)	(52,850)

Maturities of investments available for sale	28,398	50,268

Purchases of property and equipment	(6,001)	(9,686)

Capitalized software costs	(392)	(525)

Acquisitions	(2,188)	(2,100)

Increase in other noncurrent assets	(277)	(1,257)

Net cash used for investing activities	(9,870)	(16,150)

Cash flows from financing activities:

Proceeds from issuance of common stock	7,964	5,719

Repurchase of common stock	(8,802)	(8,787)

Net cash used for financing activities	(838)	(3,068)

Effect of exchange rate changes on cash	(107)	(1,425)

Net increase in cash and equivalents	13,756	11,606

Cash and equivalents, beginning of period	90,722	81,651

Cash and equivalents, end of period	$104,478	$93,257

See notes to condensed consolidated financial statements.

PROGRESS SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Progress Software Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report and Form 10-K for the fiscal year ended November 30, 2000.

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

4.   Comprehensive Income

     Comprehensive income includes foreign currency translation gains and losses, net of tax, and unrealized gains and losses on equity securities, net of tax, that have been excluded from net income and reflected instead in stockholders’ equity. The following tables set forth the calculation of comprehensive income on an interim basis (in thousands):

	Three Months Ended August 31,

	2001	2000

Net income	$4,894	$6,932

Foreign currency translation adjustments	127	162

Unrealized holding gains on investments	190	380

Total comprehensive income	$5,211	$7,474

	Nine months ended August 31,

	2001	2000

Net income	$12,543	$25,591

Foreign currency translation adjustments	(170)	(752)

Unrealized holding gains on investments	703	74

Total comprehensive income	$13,076	$24,913

5.   Accounting for Derivative Instruments and Hedging Activities

     On December 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Adoption of SFAS 133 did not have a material effect on the Company’s consolidated financial position or results of operations.

     The Company uses derivative instruments to manage exposures to fluctuations in the value of foreign currencies. Certain forecasted transactions and assets are exposed to foreign currency risk. The Company’s objective for holding derivatives is to eliminate or reduce the impact of these exposures. The Company monitors its foreign currency exposures daily to enhance the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the euro, British pound, and Australian dollar. Options used to hedge a portion of forecasted international intercompany revenue for up to one year in the future are designated as cash flow hedging instruments. Forward contracts not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies.

     For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the nine months ended August 31, 2001. For the nine months ended August 31, 2001, foreign currency loss included a net loss of $0.8 million for changes in the time value of options designated as cash flow hedges.

6.   New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (SAB 101), which summarizes certain of the SEC’s views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, must be adopted no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. In October 2000, the SEC issued guidance concerning the application of SAB 101 to particular transactions. The Company adopted SAB 101 at the beginning of the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material impact on the Company’s consolidated financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, but early adoption of the statement is permitted. The Company expects to adopt SFAS 142 in the first quarter of fiscal 2002. The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company’s consolidated financial position or results of operations.

7.   Segment Information

     In December 2000, the Company began conducting business through three separate operating units and a supporting research and business development unit in order to enhance the Company’s opportunities in the e-business marketplace. The first operating unit conducts business as the Progress Company and provides the Progress 4GL, WebSpeed and the Progress RDBMS products and services. The second operating unit, Sonic Software Corporation, is a provider of e-business messaging software and services. The third operating unit, NuSphere Corporation, provides enhanced open source software and services. PSC Labs has responsibility for research and new business development activities.

     Segment information is presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. Assets are not allocated to segments for internal reporting purposes.

     Based upon the aggregation criteria for segment reporting, the Company has two reportable segments: E-Business Solutions and Databases, which includes the Progress Company, NuSphere and PSC Labs, and E-Business Messaging, which includes Sonic Software. The Company has not presented the reportable segments discussed above for the three and nine months ended August 31, 2000 as the Company did not launch these operating units until fiscal 2001 and it is impractical to restate prior periods on this basis. The following table sets forth the Company’s revenue and income from operations from the Company’s reportable segments for the three and nine months ended August 31, 2001 (in thousands):

     Three months ended August 31, 2001:

	E-Business
	Solutions and	E-Business
	Databases	Messaging	Elimination	Total

Revenue	$65,421	$1,559	$(291)	$66,689

Income (loss) from operations	$11,576	$(5,185)	$(291)	$6,100

     Nine months ended August 31, 2001:

	E-Business
	Solutions and	E-Business
	Databases	Messaging	Elimination	Total

Revenue	$189,843	$3,505	$(692)	$192,656

Income (loss) from operations	$32,319	$(16,915)	$(692)	$14,712

     Total revenue from the SonicMQ product line, generated by both segments, was $5.2 million in the first nine months of fiscal 2001 as compared to $1.5 million in the first nine months of fiscal 2000.

8.   Acquisition

     In June 2001, the Company, through a wholly-owned subsidiary, acquired certain assets of Allegrix, Inc., an application service infrastructure provider, for $2.5 million, including $2.2 million in cash and the assumption of $0.3 million of liabilities. The acquisition was accounted for as a purchase, and accordingly the results of operations with respect to the purchased assets are included in the Company’s operating results from the date of acquisition. The allocation of the purchase price included $1.4 million to property and equipment, $1.0 million to goodwill and $0.1 million to accounts receivable and other current assets.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by the Company or statements made by its directors, officers or employees from time to time, may contain “forward-looking” information that involves risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company “expects,” “estimates,” “believes,” “is planning” or “plans to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described in greater detail below under the heading “Factors That May Affect Future Results” and include, but are not limited to, global economic conditions, the receipt and shipment of new orders, the timely release of enhancements to the Company’s products, the growth rates of certain market segments, the positioning of the Company’s products in those market segments, market acceptance of the application service provider distribution model, variations in the demand for professional services and technical support, pricing pressures and the competitive environment in the software industry, business and consumer use of the Internet, and the Company’s ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face. The Company undertakes no obligation to update any forward-looking statements it makes.

Results of Operations

     The Company develops, markets and supports application development, deployment and integration software. Its core product line, Progress, is composed primarily of the Progress ProVision, Progress RDBMS, Progress WebSpeed, Progress Open AppServer and Progress DataServer products. In September 2001, the Company began shipping the latest major enhancement to the Progress product line, Progress Version 9.1c. The Company began commercial shipments of SonicMQ, an e-business messaging server, in December 1999 and shipped the latest release, SonicMQ 3.5, in May 2001. Software license revenue historically has been generated primarily from internally developed products. Geographic expansion in overseas markets has been achieved through a combination of establishing new offices in new markets and the acquisition of the Progress-related assets of certain distributors.

     In December 2000, the Company began conducting business through three separate operating units and a supporting research and business development unit in order to enhance the Company’s opportunities in the e-business marketplace. The first operating unit conducts business as the Progress Company and provides the Progress product set and services for building e-business solutions. The second operating unit, Sonic Software Corporation, is a provider of e-business messaging software and services. The third operating unit, NuSphere Corporation, provides enhanced open source software and services. PSC Labs has responsibility for research and new business development activities.

     The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of Total Revenue				Period-to-Period Change

	Three Months Ended		Nine Months Ended
					Three	Nine
	Aug. 31,	Aug. 31,	Aug. 31,	Aug. 31,	Month	Month
	2001	2000	2001	2000	Period	Period

Revenue:

Software licenses	35%	36%	36%	40%	0%	(16)%

Maintenance and services	65	64	64	60	3	1

Total revenue	100	100	100	100	2	(6)

Costs and expenses:

Cost of software licenses	4	4	4	4	13	6

Cost of maintenance and services	21	20	21	20	10	0

Sales and marketing	39	39	40	37	1	1

Product development	16	15	16	14	4	4

General and administrative	11	11	11	10	1	0

Total costs and expenses	91	89	92	85	4	2

Income from operations	9	11	8	15	(14)	(51)

Other income	2	5	1	3	(68)	(56)

Income before provision for taxes	11	16	9	18	(30)	(52)

Provision for income taxes	4	5	2	6	(33)	(53)

Net income	7%	11%	7%	12%	(29)%	(51)%

     The Company’s total revenue increased 2% from $65.4 million in the third quarter of fiscal 2000 to $66.7 million in the third quarter of fiscal 2001. The Company’s total revenue decreased 6% from $204.9 million in the first nine months of fiscal 2000 to $192.7 million in the first nine months of fiscal 2001. On a constant currency basis, total revenue in the third quarter of fiscal 2001 would have increased by 6% over the third quarter of fiscal 2000 as compared to the increase of 2% reported. On a constant currency basis, total revenue for the first nine months of fiscal 2001 would have decreased by 1% as compared to the decrease of 6% reported.

     Total revenue derived from the SonicMQ product line was $2.3 million in the third quarter of fiscal 2001 as compared to $0.8 million in the third quarter of fiscal 2000 and was $5.2 million in the first nine months of fiscal 2001 as compared to $1.5 million in the first nine months of fiscal 2000. Revenue from NuSphere in each period was not significant as this organization is currently in the development stage.

     Software license revenue increased slightly from $23.5 million in the third quarter of fiscal 2000 to $23.6 million in the third quarter of fiscal 2001. Software license revenue decreased 16% from $82.8 million in the first nine months of fiscal 2000 to $69.7 million in the first nine months of fiscal 2001. The decrease in software license revenue in the first nine months of fiscal 2001 was primarily due to a decline in demand from end-user customers as well as Independent Software Vendors (ISVs), companies which have written software applications utilizing Progress Software technology and which resell the Company’s products in conjunction with the sale of their applications, partially offset by sales from new products such as SonicMQ. In addition, the Company’s license revenue was adversely affected by the strong U.S. dollar, especially relative to the euro and the British pound.

     Maintenance and services revenue increased 3% from $41.9 million in the third quarter of fiscal 2000 to $43.1 million in the third quarter of fiscal 2001. Maintenance and services revenue increased 1% from $122.1 million in the first nine months of fiscal 2000 to $123.0 million in the first nine months of fiscal 2001. The increase in maintenance and services revenue in the third quarter and first nine months of fiscal 2001 was primarily the result of growth in the Company’s installed customer base and renewal of maintenance contracts, partially offset by a decline in consulting and education revenue. The decline in consulting revenue was primarily due to delays in new engagements, fewer projects as a result of lower license revenue and a slower overall market for professional services, primarily in North America, in the third quarter and first nine months of fiscal 2001 as compared to the comparable periods in fiscal 2000.

     Total revenue generated in markets outside North America increased slightly from $38.0 million in the third quarter of fiscal 2000 to $38.2 million in the third quarter of fiscal 2001. Such revenue represented 57% of total revenue in the third quarter of fiscal 2001 as compared to 58% in the third quarter of fiscal 2000. Total revenue generated in markets outside North America would have represented 59% of total revenue in the third quarter of fiscal 2001 if exchange rates had remained constant as compared to the exchange rates in effect in the third quarter of fiscal 2000.

     Total revenue generated in markets outside North America decreased 9% from $124.9 million in the first nine months of fiscal 2000 to $114.0 million in the first nine months of fiscal 2001. Such revenue represented 58% of total revenue in the first nine months of fiscal 2001 as compared to 60% in the first nine months of fiscal 2000. Total revenue generated in markets outside North America would have represented 61% of total revenue in the first nine months of fiscal 2001 if exchange rates had remained constant as compared to the exchange rates in effect in the first nine months of fiscal 2000.

     Total revenue increased from the comparable quarter one year ago by 4% in North America and by 9% in Europe, Middle East and Africa (EMEA). Total revenue decreased from the comparable quarter one year ago by 12% in Latin America and 28% in Asia Pacific. EMEA was the most significantly impacted by the strong U.S. dollar in the third quarter of fiscal 2001. Revenue from EMEA would have increased by 16% if exchange rates had remained constant in the third quarter of fiscal 2001 as compared to the exchange rates in effect in the third quarter of fiscal 2000.

     The Company is planning for total revenue in the fourth quarter of fiscal 2001 to be at approximately the level achieved in the same period one year ago. Despite achieving year-over-year revenue growth in the third quarter of fiscal 2001, the Company is cautious regarding the fourth quarter based on a deteriorating global economic environment and the uncertain effects of the terrorist attacks of September 11, 2001. The Company’s expectation for the fourth quarter is based on an expected stabilization of revenue from the ISV channel, the Company’s plans to generate additional software license and service revenue by focusing more of its selling efforts on the end-user community, projected continued growth of new products and no further strengthening of the U.S dollar. However, there can be no assurance that the Company will be successful in achieving its forecasts and plans or that other factors will not negatively impact its revenue.

     Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 13% from $2.5 million in the third quarter of fiscal 2000 to $2.8 million in the third quarter of fiscal 2001 and increased as a percentage of software license revenue from 10% to 12%. Cost of software licenses increased 6% from $7.5 million in the first nine months of fiscal 2000 to $7.9 million in the first nine months of fiscal 2001 and increased as a percentage of software license revenue from 9% to 11%. The dollar increase was due to higher royalty expense for products and technologies licensed from third parties, partially offset by lower documentation costs. The percentage increase was due to fixed costs, including certain distribution costs and amortization expense, being spread over a smaller base of license revenue. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix in a given period.

     Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 10% from $13.0 million in the third quarter of fiscal 2000 to $14.3 million in the third quarter of fiscal 2001 and increased as a percentage of maintenance and services revenue from 31% to 33%. Cost of maintenance and services increased slightly from $40.6 million in the first nine months of fiscal 2000 to $40.7 million in the first nine months of 2001, but remained the same percentage of maintenance and services revenue at 33%. The margin percentage decrease in the third quarter was due to slightly lower margins on services revenue. The dollar increase was primarily due to greater usage of outside contractors on various consulting engagements.

     Sales and marketing expenses increased 1% from $25.5 million in the third quarter of fiscal 2000 to $25.7 million in the third quarter of fiscal 2001, but remained the same percentage of total revenue at 39%. Sales and marketing expenses increased 1% from $75.5 million in the first nine months of fiscal 2000 to $76.4 million in the first nine months of fiscal 2001 and increased as a percentage of total revenue from 37% to

40%. The dollar increase in sales and marketing expenses was due to a slight increase in headcount in the sales, sales support and marketing staff, partially offset by a decrease in the level of discretionary marketing spending for trade shows, advertising campaigns, direct mail solicitations and other events. The percentage increase was primarily due to the decline in revenue without a commensurate change in sales and marketing expenses.

     Product development expenses increased 4% from $10.0 million in the third quarter of fiscal 2000 to $10.4 million in the third quarter of fiscal 2001 and increased as a percentage of total revenue from 15% to 16%. Product development expenses increased 4% from $29.8 million in the first nine months of fiscal 2000 to $31.1 million in the first nine months of fiscal 2001 and increased as a percentage of total revenue from 14% to 16%. The percentage increase was primarily due to the decline in revenue while the Company continues to invest in ongoing and new product development efforts. The major product development efforts in the first nine months of fiscal 2001 primarily related to the development and enhancement of new products such as SonicMQ and the next release of the Company’s principal product line, Progress Version 9.1. Capitalized software costs represented approximately 3% of total product development spending in the third quarter of fiscal 2001 and zero percent in the third quarter of fiscal 2000. Capitalized software costs represented 1% of total product development spending in the first nine months of fiscal 2001 as compared to 2% in the first nine months of fiscal 2000. The difference in the percentage of capitalized software costs in each period was due to the timing and stage of development of significant projects that qualify for capitalization under the Company’s software capitalization policy.

     General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 1% from $7.3 million in the third quarter of fiscal 2000 to $7.4 million in the third quarter of fiscal 2001, but remained the same percentage of total revenue in each period at 11%. General and administrative expenses remained the same at $21.8 million in the first nine months of fiscal 2000 and the first nine months of fiscal 2001, but increased as a percentage of total revenue from 10% to 11%. The percentage increase was primarily due to the decline in revenue without a commensurate change in general and administrative expenses.

     Income from operations decreased as a percentage of total revenue from 11% in the third quarter of fiscal 2000 to 9% in the third quarter of fiscal 2001 and from 15% in the first nine months of fiscal 2000 to 8% in the first nine months of fiscal 2001. The dollar decrease and the decrease in operating income as a percentage of revenue was primarily due to lower revenue during the period, the Company’s continued investment in new businesses and initiatives and, to a lesser extent, the impact of changes in foreign exchange rates. If the Company is able to meet its forecasted revenue target and expenses occur as planned, the Company expects operating margins to be approximately 9% in the fourth quarter of fiscal 2001.

     Other income decreased 68% from $3.1 million in the third quarter of fiscal 2000 to $1.0 million in the third quarter of fiscal 2001. Other income decreased 56% from $7.8 million in the first nine months of fiscal 2000 to $3.5 million in the first nine months of fiscal 2001. The decrease was primarily due to foreign currency losses in the third quarter and first nine months of fiscal 2001 as compared to foreign currency gains in the third quarter and first nine months of fiscal 2000 under the Company’s hedging programs as well as lower interest income. The foreign currency gains in each period of fiscal 2000 related primarily to increases in the value of foreign currency option contracts under the Company’s foreign currency hedging programs. The decrease in interest income in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000 was due to lower average interest earned on invested cash balances. The Company expects its average interest earned on invested cash balances to be lower for the fourth quarter of fiscal 2001 as compared to the comparable prior year periods due to recent market reductions in interest rates.

     The Company’s effective tax rate decreased by 1% from 32% in the third quarter and first nine months of fiscal 2000 to 31% in the third quarter and first nine months of fiscal 2001 and was based upon the estimated effective tax rate for the full fiscal year.

Liquidity and Capital Resources

     At the end of the third quarter of fiscal 2001, the Company’s cash and short-term investments totaled $173.6 million. The increase of $15.5 million since the end of fiscal 2000 resulted primarily from cash generated from operations and proceeds from stock issuances under the Company’s stock purchase plan and exercises of stock options, partially offset by capital expenditures, common stock repurchases and acquisitions.

     In the first nine months of fiscal years 2001 and 2000, the Company generated $24.6 million and $32.2 million, respectively, in cash from operations. The decrease in cash generated from operations in the first nine months of fiscal 2001 was primarily due to lower net income.

     Accounts receivable decreased by $1.5 million from the end of fiscal 2000. Accounts receivable days sales outstanding (DSO) decreased by 2 days to 65 at the end of the third quarter of fiscal 2001 as compared to 67 at the end of fiscal 2000 and increased by 5 days from 60 at the end of the third quarter of fiscal 2000. The Company targets a DSO range of 55 to 75 days.

     The Company purchased $6.0 million of property and equipment in the first nine months of fiscal 2001 and $9.7 million in the first nine months of fiscal 2000. The purchases in each period consisted primarily of computer equipment and software. The Company financed these purchases primarily with cash generated from operations.

     In June 2001, the Company, through a wholly-owned subsidiary, acquired certain assets of Allegrix, Inc., an application service infrastructure provider, for $2.5 million, including $2.2 million in cash and the assumption of $0.3 million of liabilities. The acquisition was accounted for as a purchase, and accordingly the results of operations with respect to the purchased assets are included in the Company’s operating results from the date of acquisition. The allocation of the purchase price included $1.4 million to property and equipment, $1.0 million to goodwill and $0.1 million to accounts receivable and other current assets.

     The Company purchased and retired approximately 636,000 shares of its common stock for $8.8 million in the first nine months of fiscal 2001 as compared to 454,000 shares for $8.8 million in the first nine months of fiscal 2000. The Company financed these purchases primarily with cash generated from operations.

     In September 2001, the Board of Directors authorized, for the period October 1, 2001 through September 30, 2002, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times as the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes including the issuance of shares pursuant to the Company’s stock option and purchase plans. At August 31, 2001, approximately 8,900,000 shares of common stock remained available for repurchase under the share repurchase authorization that ends on September 30, 2001.

     The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated financial position or results of operations.

     The Company believes that existing cash balances together with funds generated from operations will be sufficient to finance the Company’s operations and meet its foreseeable cash requirements (including planned capital expenditures, lease commitments and other long-term obligations) through at least the next twelve months.

New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (SAB 101), which summarizes certain of the SEC’s views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, must be adopted no later than the fourth fiscal quarter of fiscal years beginning after

December 15, 1999. In October 2000, the SEC issued guidance concerning the application of SAB 101 to particular transactions. The Company adopted SAB 101 at the beginning of the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material impact on the Company’s consolidated financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS 141 is effective for all business combinations initiated after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, but early adoption of the statement is permitted. The Company expects to adopt SFAS 142 in the first quarter of fiscal 2002. The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company’s consolidated financial position or results of operations.

Factors That May Affect Future Results

     The Company operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond the Company’s control. The following discussion highlights some of these risks.

Fluctuations in Revenue and Quarterly Results

     The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors. Some of these factors include changes in demand for the Company’s products, introduction, enhancement or announcement of products by the Company and its competitors, market acceptance of new products, the growth rates of certain market segments including E-Business messaging, size and timing of significant orders, budgeting cycles of customers, mix of distribution channels, mix of products and services sold, mix of international and North American revenues, fluctuations in currency exchange rates, changes in the level of operating expenses, changes in the Company’s sales incentive plans, customer order deferrals in anticipation of new products announced by the Company or its competitors and general economic conditions. Revenue forecasting is uncertain, in large part, because the Company generally ships its products shortly after receipt of orders. Most of the Company’s expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in the Company’s revenue, or a decrease in the anticipated rate of growth of such revenue, would have a material adverse effect on the profitability of the Company.

     The uncertain effects of the terrorist attacks on September 11, 2001 on the global economy and the current business climate may impact the Company’s revenue in the short-term. Global economic conditions were weakening in the third quarter and the terrorist attacks on September 11, 2001 may lead to an economic recession. If customer buying patterns, such as lengthier decision-making processes, timing of expected deliveries and timing of new projects, change due to worsening economic conditions, there would be a material adverse effect on the Company’s business and its financial results.

Products

     The Company believes that the Progress product set and SonicMQ have features and functionality that enable the Company to compete effectively with other vendors of application development and deployment products, but ongoing enhancements to these product lines will be required to enable the Company to maintain its competitive position. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Delays in the release of enhancements could have a material adverse effect on the Company’s business, financial condition and operating results.

     The Company has derived most of its revenue from its core product line, Progress, and other products that complement Progress and are generally licensed only in conjunction with Progress. Accordingly, the Company’s future results depend on continued market acceptance of Progress and any factor adversely affecting the market for Progress could have a material adverse effect on the Company’s business and its financial results.

     The Company hopes that SonicMQ and other new products and services will contribute positively to the Company’s future results. The market for E-Business messaging products, other Internet business-to-business products and application integration software is highly competitive. Many potential customers have made significant investments in proprietary or internally developed systems and would incur significant costs in switching to third-party products. Global e-commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. There can be no assurance that the Company’s products will be successful in penetrating these new and evolving markets.

Rapid Technological Change

     Overlaying the risks associated with the Company’s existing products and enhancements are ongoing technological developments and rapid changes in customer requirements. The Company’s future success will depend upon its ability to develop and introduce in a timely manner new products that take advantage of technological advances and respond to new customer requirements. The Company is currently developing new products intended to help organizations meet the future needs of application developers. The development of new products is increasingly complex and uncertain, which increases the risk of delays. There can be no assurance that the Company will be successful in developing new products incorporating new technology on a timely basis, or that its new products will adequately address the changing needs of the marketplace.

Distribution Channels and New Markets

     Future results also depend upon the Company’s continued successful distribution of its products through its ISV channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. ISVs utilize technology from the Company to create their applications and resell the Company’s products along with their own applications. During fiscal 2000 and the first nine months of fiscal 2001, revenue from the ISV channel decreased as compared to the previous period. If this negative revenue trend were to continue throughout the remainder of fiscal 2001, the Company’s business and operating results would be adversely affected. Any other adverse effect on the ISVs’ business related to competition, pricing and other factors could also have a material adverse effect on the Company’s business, financial condition and operating results.

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

     In June 2000, the Company announced the formation of NuSphere, a company focused on the open source software market. NuSphere has and continues to develop a set of products and services for the open source market. The success of an open source business model, which gives customers the right to freely copy and distribute software, is unproven. Few open source software products have gained widespread commercial acceptance partly due to the lack of viable open source industry participants to offer adequate service and support on a long-term basis. In addition, open source vendors are not able to provide industry standard warranties and indemnities for their products, since these products have been developed largely by independent parties over whom open source vendors exercise no control or supervision. There can be no assurance that NuSphere will be successful in building a sustainable business model or that the enhanced open source products provided by NuSphere will attain sufficient market acceptance to support such a business.

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

     In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to deliver products that better address the needs of the Company’s prospective customers. Current and potential competitors also may be more successful than the Company in having their products or technologies widely accepted. There can be no assurance that the Company will be able to compete successfully against current and future competitors and its failure to do so would have a material adverse effect upon the Company’s business, prospects, financial condition and operating results.

International Operations

     Approximately 57% of the Company’s total revenue in the first nine months of fiscal 2001 was attributable to international sales made through its subsidiaries. Because a majority of the Company’s total revenue is derived from such international operations which are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company’s results of operations and financial position. The Company engages in certain currency-hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on the Company’s results of operations. However, there can be no assurance that such hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company’s business could be adversely affected.

     Other potential risks inherent in the Company’s international business generally include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, import and export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences. Any one of these factors could adversely impact the success of the Company’s international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company’s future international operations, and, consequently, on the Company’s business, financial condition and operating results.

Hiring and Retention of Employees

     The Company’s future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for such personnel in the software industry is intense. There can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to successfully develop new and enhanced products and to continue to grow and operate profitably.

Intellectual Property and Proprietary Rights

     The Company’s success is heavily dependent upon its proprietary software technology. The Company relies principally on a combination of contract provisions and copyright, trademark, patent and trade secret laws to protect its proprietary technology. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company’s products is difficult. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology.

     In addition, litigation may be necessary in the future to enforce the Company’s intellectual property rights, to protect the Company’s trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, financial condition and operating results.

Third-Party Technology

     The Company also utilizes certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company’s products to perform key functions. There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future.

Stock Price Volatility

     The market price of the Company’s common stock, like that of other technology companies, is highly volatile and is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors. The Company’s stock price may also be affected by broader market trends unrelated to the Company’s performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company has established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency exchange.

     Exposure to market rate risk for changes in interest rates relates to the Company’s investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high-quality issuers and has policies limiting, among other things, the amount of credit exposure to any one issuer. The Company limits default risk by purchasing only investment-grade securities. The Company’s investments are all fixed-rate instruments. In addition, the Company has classified all its debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk. Based on a hypothetical ten percent adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

     The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging transactions. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. Based on a hypothetical ten percent adverse movement in all foreign currency exchange rates, the Company’s annual revenue would be adversely affected by approximately 6% and the Company’s annual net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a)	Exhibits

None

b)	Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended August 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: October 12, 2001	/s/ Joseph W. Alsop Joseph W. Alsop Chief Executive Officer (Principal Executive Officer)

Dated: October 12, 2001	/s/ Norman R. Robertson Norman R. Robertson Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: October 12, 2001	/s/ David H. Benton, Jr. David H. Benton, Jr. Vice President and Corporate Controller (Principal Accounting Officer)