Form 10-K
period 2001-11-30
PROGRESS SOFTWARE CORP /MA
filed 2002-02-26
CIK 876167

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19417

PROGRESS SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or other jurisdiction of incorporation or organization)	04-2746201 (I.R.S. Employer Identification No.)

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

Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 4, 2002, there were 35,759,000 common shares outstanding. As of that date, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $578,809,000.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2002 are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2001

INDEX

PART I

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-K, and other information provided by the Company or statements made by its directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company “expects,” “estimates,” “believes,” “is planning” or “plans to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described in greater detail below under the heading “Factors That May Affect Future Results” and include, but are not limited to, global economic conditions, the timing of the receipt and shipment of new orders, the timely release of enhancements to the Company’s products, the growth rates of certain market segments, the positioning of the Company’s products in those market segments, market acceptance of the application service provider distribution model, success in the messaging and integration market, variations in the demand for professional services and maintenance, including technical support, pricing pressures and the competitive environment in the software industry, business and consumer use of the Internet, and the Company’s ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face. The Company undertakes no obligation to update any forward-looking statements it makes.

Item 1. Business

Progress Software Corporation (PSC or the Company) is a global supplier of products and services for business applications deployed in an Internet or multi-tiered environment. PSC develops, markets and distributes application development, deployment, integration and management software to business, industry and governments worldwide. The mission of Progress Software Corporation is to deliver superior software products and services that empower partners and customers to improve the cost-effectiveness and speed of developing, deploying and managing their complex business solutions. PSC seeks to achieve its mission by providing a robust set of software platforms, tools and services that simplify the process of delivering highly integrated and constantly evolving business applications that support an open, flexible and dynamic architecture. PSC’s products include databases, application servers, messaging servers, application management tools, integration products and development tools for Internet applications as well as for client/server and host/terminal applications.

In December 2000, PSC established three separate operating units and a supporting research and business development unit in order to expand its opportunities in the e-business marketplace. The first operating unit conducts business as the Progress Company and is a division of PSC. The other two operating units, Sonic Software Corporation and NuSphere Corporation, address the needs of rapidly emerging markets and have been established as wholly owned subsidiaries of the parent company, PSC. The Company also established PSC Labs, a division of PSC based in Cambridge, Massachusetts, to focus on new business development, research, and strategic investments.

The Progress Company is a global supplier of software products and services for developing, deploying and managing enterprise business applications. The Progress Company provides OpenEdge™, an e-business platform that includes the Progress® RDBMS, one of the leading embedded databases. OpenEdge also includes an integrated, component-based visual development and deployment environment for Internet, enterprise and global-class business applications. The Progress Company’s partners include more than 2,000 independent software vendors (ISVs) and application service providers (ASPs) who supply Progress®-based applications and related services.

Through the ASPensm (ASP-enablement) Program, the Progress Company offers a subscription model alternative to the traditional sales model for ISVs who have chosen to ASP-enable their business applications. The subscription option has opened new revenue opportunities for ASPen members. The ASPen Program has grown since its inception in 1999 to include business planning assistance, strategic partnerships, and professional services to assist Progress ISVs in deploying their applications through the ASP model. The acquisition of Allegrix, Inc. in June 2001 extended the ASPen Program by adding ASPen Managed Services, which includes the infrastructure necessary to outhost business applications.

Sonic Software enables reliable interoperability of software applications within and across enterprises based on Web services and Internet messaging standards. Sonic Software products provide advanced security capabilities, performance and scalability, and guaranteed delivery of mission-critical information. Sonic Software is a leading provider of Web services and messaging software.

NuSphere Corporation provides one of the first Internet application platforms based on open source components. This platform allows companies to deploy reliable, cost-effective, enterprise-class applications across Windows, UNIX and Linux environments. NuSphere’s principal offering is NuSphere Pro Advantage, an integrated software suite that pairs the reliability and cost-effectiveness of PHP, Apache, Perl and open source databases with new technology for building business-critical Web applications. Revenue from NuSphere in fiscal 2001 was not significant as this organization is currently in the development stage.

Based upon the aggregation criteria for segment reporting within consolidated financial statements, PSC has two reportable segments: E-Business Application Development & Deployment, which includes the Progress Company, NuSphere and PSC Labs, and E-Business Integration, which includes Sonic Software and certain Sonic-related international sales and marketing support activities within the Progress Company.

PSC sells software products and services worldwide to organizations that develop and use mission-critical enterprise business applications. More than half of PSC’s worldwide revenue is realized through its relationships with ISVs who market applications that utilize the Company’s technology. These ISVs sell Internet and networked business applications across diverse markets such as manufacturing, distribution, financial services, retail and health care. PSC also sells software products and services to the Information Technology (IT) organizations of businesses and governments. PSC operates in North America, Latin America, Europe, Middle East, Africa (EMEA) and the Asia/Pacific region through its subsidiaries as well as independent distributors. Financial information relating to business segments and international operations is found in Note 10 of the Consolidated Financial Statements, Part II, Item 8, incorporated here by reference.

PSC Products

PSC provides intuitive development tools that empower developers to deliver high-quality applications. PSC delivers reliable, high-performance deployment and integration products—such as application servers, databases, and messaging servers—that are essential to successful use of an application, resulting in low total cost of ownership and an extended application lifecycle. The Company’s product lines are designed to continually integrate open standards while delivering high levels of performance. PSC’s products are generally licensed as perpetual licenses.

The Progress Company’s OpenEdge e-business platform contains the Progress® product set, which consists of products such as Progress® Dynamics™, Progress® ProVision® Plus, Progress® WebSpeed®, Progress RDBMS, Progress® AppServer™, Progress® Fathom™, Progress® WebClient™, Progress® DataServers and others as well. The Progress product line provides portability across a wide range of computing and networked environments while affording developers the flexibility to build applications on a range of database management products. The Progress Company began shipping Progress Version 9.1c, the latest major release of the flagship product line, in September 2001. The Sonic product set includes SonicMQ®, a messaging server, and SonicXQ™, an XML-based backbone for integrating diverse applications and technologies across the extended enterprise. The following descriptions detail information about significant product groups:

Application Development Products

Progress® Dynamics™

Progress Dynamics is the application framework of the OpenEdge business platform for building and deploying distributed enterprise applications. Progress Dynamics uses a repository-based approach to application development. The repository stores object properties and templates, facilitates code re-use, streamlines updating and maintaining objects, and enables dynamic business components. This ability to dynamically generate objects during development and at run time decreases development time, eases deployment, and increases an application’s flexibility to react to market and customer demands.

At the core of Progress Dynamics is a repository database in which developers store the definitions for dynamic application attributes, allowing application components to be largely non-procedural, data-driven objects, allowing a high degree of customization for different organizations or individual user preferences. The repository also provides the framework tools to generate different interfaces for different client platforms, including a graphical user interface, native Web browser-based interface, and even non-visual batch-oriented interfaces. The repository liberates developers from having to make firm decisions about the appearance of the final deployed application during the initial design. The repository allows developers to focus on the core problem of building their business expertise into the application logic. Repository-based development means that many application changes can be accomplished without modifying and recompiling source procedures, minimizing the need for redeployment of compiled code to individual clients and saving development time.

Progress® ProVision® Plus

Progress ProVision Plus is an Integrated Development Environment (IDE) that allows developers to develop and manage scalable, high-performance applications, whether they are Web-based, client/server, distributed, or host-based. Progress ProVision Plus lets developers create and share common business logic among a variety of clients and Web and application servers, simplifying the development and management of applications.

ProVision Plus permits development, testing, and deployment of applications in a single IDE. It offers the capabilities of the Progress® 4GL language as well as visual, component-based development through the Progress AppBuilder™ and development versions of the Progress AppServer and RDBMS. It also has integrated reporting and source code management, and other tools to help developers create, test, debug, partition and manage applications. Integration with the Progress RDBMS allows developers to build a single, central repository that not only describes the database definitions but the application defaults and business rules as well. The Progress 4GL lets developers build application business logic quickly and efficiently. ProVision Plus includes Progress SmartObjects™ that facilitate the creation of user interfaces as well as business logic components.

Progress ProVision Plus includes Progress WebSpeed Workshop, which allows developers to build Internet Transaction Processing applications that deliver a high level of database connectivity and transaction management. WebSpeed can be used to Web and ASP-enable existing Progress applications. It allows developers to create and edit code remotely via a Web browser. With Progress WebSpeed, organizations can build simple, dynamic Web applications that can scale up to enterprise-class database applications. XML (eXtensible Markup Language) is supported directly in WebSpeed’s SpeedScript language, allowing users to exchange data between Progress-supported data sources and XML documents. XML, the emerging standard for exchanging data between disparate applications, is a markup language like HTML. However, unlike HTML, XML describes document content in terms of the data without regard for how it is to be displayed.

Application Deployment Products

Progress® RDBMS

The Progress RDBMS products are high-performance relational databases that can scale from a single-user Windows system to symmetric multiprocessing (SMP) and cache coherent non-uniform memory access (ccNUMA) systems, supporting thousands of concurrent users. In addition to offering a low total cost of ownership and scalability, the Progress RDBMS products offer high availability, reliability, performance, and platform portability. With support for the ANSI SQL-92 Entry Level specification, Progress RDBMS products integrate with enterprise applications, tools and numerous third-party data management systems.

The three Progress RDBMS products — the Progress Enterprise RDBMS, the Progress Workgroup RDBMS, and the Progress Personal RDBMS — allow users to select a solution that satisfies their business objectives. Customers can purchase what is needed today and, as their requirements grow, they can upgrade to a more robust solution without changing program code.

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

The architecture of the Progress storage engine lets applications take advantage of powerful computing systems. With support for over 10,000 concurrent users and numerous terabytes of data, it provides the capacity for large-scale, high-performance computing. One reason for this high performance is the addition of the patent-pending Concurrent Commit Lock Protocol. This new feature increases the parallelism allowed within the storage engine for update and commit operations used by most database applications. The net effect is that less work is done inside the storage engine for most operations, and CPU cycles are saved. Highly concurrent processing for on-line interactive users is provided through features that reduce contention for shared resources, such as support for today’s large multi-processor SMP and ccNUMA configurations, fine-grained shared memory locking, and SMP spin locks. The resulting performance advantages allow the Enterprise RDBMS to scale effectively from smaller servers to large enterprise servers.

The Progress Enterprise RDBMS includes the functionality needed to meet OLTP requirements. These capabilities include row-level locking, roll-back and roll-forward recovery, point-in-time recovery, distributed database management with two-phase commit, a complete suite of on-line utilities and support for ANSI-standard SQL-92. Sophisticated self-tuning capabilities and simple graphical interfaces for system administration facilitate installations, tuning and management. With low administration costs, low initial cost of licenses and upgrade fees and limited software implementation costs, the Progress Enterprise RDBMS provides a significant cost-of-ownership advantage over many competing database products.

The Progress Workgroup RDBMS, which offers many of the same powerful capabilities as the Progress Enterprise RDBMS, is designed for workgroups of two to thirty simultaneous users. This department-level solution provides high performance, multi-user support and cross-platform interoperability. The Progress Workgroup RDBMS runs on a wide variety of hardware and operating system platforms. Because the flexible database architecture provides significant throughput on all supported platforms, a database developed on one machine can serve applications on other systems and network configurations.

The Progress Personal RDBMS is bundled with Progress development tools, including Progress ProVision Plus, and is suitable for deploying single-user SQL-based and 4GL-based applications and for developing, prototyping and testing applications.

Progress® AppServer™

Progress AppServer supports distributed enterprise applications that leverage existing applications, support new technologies, and communicate with other applications as needed. An integrated application server for both Progress Version 9 4GL-based applications and Progress WebSpeed Version 3 Web-based applications, Progress AppServer forms a middle tier between an application’s user interface and its back-end data. Progress AppServer allows interoperability with various clients and various data sources and improves the performance and scalability of business applications. Progress AppServer uses a component-based model for partitioning an application for efficient deployment. Progress 4GL procedures can be encapsulated into components that represent an application’s business logic. These components can then be placed on client systems or onto faster server machines distributed throughout the enterprise or the Web. When distributed, the business logic components are reusable across multiple applications. A feature called the SmartDataObject gives developers the ability to create these components.

Progress AppServer components can run on a single Windows NT or UNIX workstation for faster processing or on multiple machines for failover capabilities. Additionally, all business logic and components can be accessed by multiple user interfaces for broad client support. The AppServer Partitioning Tool, part of Progress Version 9, makes it possible to code applications using distributed components or “partitions” that can be run either remotely on a Progress AppServer or locally on the client. Furthermore, the decision on whether to run remotely or locally can be made at runtime without recompiling the client application. A developer can create and compile an application once and deploy it in many different Progress AppServer configurations. Progress AppServers can connect across the network to other Progress AppServers in complex, multi-tier configurations, allowing more effective enterprise business solutions that increase available computing resources.

Progress® WebSpeed® Transaction Server

The WebSpeed Transaction Server provides a transaction-processing environment to help customers achieve high transaction volumes and rapid responses for Web applications. With high throughput, sub-second transaction times, and dynamic load balancing, WebSpeed Transaction Server provides the scalability required to handle thousands of simultaneous users. Record locking, transaction rollback, and two-phase commit allow WebSpeed Transaction Server to safeguard application and data integrity, even if transactions are interrupted, and protect the integrity of transactions that span multiple databases. Dynamic load balancing provides high availability of transaction processing resources in a distributed, multi-tier environment. WebSpeed Transaction Server also allows developers to leverage common business logic for client/server and Web applications. Flexible state management offers full support for extended database queries and updates using stateless, state-aware, or state-persistent Web objects.

Progress® DataServers

The Company provides developers with a transparent interface to a wide range of database management systems through Progress DataServers. These products offer full read, write, update and delete capabilities to diverse data management systems and enable developers to write applications once and deploy them across numerous data sources. Progress DataServers also enable existing Progress 4GL and Web-based applications to access non-Progress data sources and allow the integration of new and legacy applications with diverse databases.

Progress DataServer products include the Progress Oracle DataServer, the Progress DataServer for Microsoft SQL Server, the Progress ODBC DataServer, which is available in Enterprise and Personal editions, and the Progress/400 DataServer. These products provide an environment for developing and deploying Progress 4GL and Web-based applications designed for heterogeneous, distributed computing environments.

Progress® WebClient™

The Progress WebClient with IntelliStream™ technology enables customers to deploy an application with a thin client running a rich, graphical user interface over the Internet, an intranet, or a LAN. Application developers can deploy a feature-rich client user interface in the Progress 4GL and leverage the Internet for server functionality. The WebClient provides a real-time graphical client running on an end user’s PC without the use of any emulation technology. The WebClient requires less bandwidth to install and has a much smaller footprint than the traditional GUI client, yet it retains the functionality, including user interface triggers and formatting, and performance. Progress IntelliStream is a technology that automates many deployment tasks. It includes simple and flexible installation technology that performs many common installation tasks. After an application’s initial deployment, IntelliStream provides efficient provisioning. It enables the WebClient to determine whether the application components have changed and the application needs to be updated. IntelliStream simplifies preparing applications for deployment by providing an application assembler that allows developers to create components that reflect how customers will use the application.

Integration and Messaging Products

SonicMQ®

SonicMQ is a reliable Java messaging solution that provides a highly scalable, standards-based platform for the guaranteed and secure delivery of business critical data across the extended enterprise. SonicMQ is one of the only standards-based messaging systems that fully complies with Sun Microsystems’ Java Messaging Server (JMS) and the World Wide Web Consortium’s XML specifications. SonicMQ V4.0, the latest release, began shipping in October 2001. Distributed applications bring together a number of variables that make the integration and exchange of business-critical data a highly complex endeavor. Messaging allows such applications to exchange data and business logic with each other asynchronously. SonicMQ allows developers to quickly establish and maintain an efficient, high-performance messaging structure that can handle complex business logic flow requirements without compromising application functionality.

SonicMQ provides guaranteed message delivery and high performance through its patent-pending Dynamic Routing Architecture (DRA). The DRA provides the ability to dynamically add numerous business partners to an E-Business application. Messages are delivered across the network of brokers via a routing path that enhances performance and limits outages. SonicMQ dynamically detects all message brokers within the enterprise and across a network, including remote operations and business partners over the Internet. This architecture scales to accommodate rapidly growing intranets and extranets, without the bottleneck of a central server.

SonicXQ™

SonicXQ provides an intelligent XML-based backbone for integrating diverse applications and technologies across the extended enterprise. More open and flexible than traditional integration solutions, SonicXQ offers any-to-any connectivity through a distributed service-oriented architecture. SonicXQ delivers a comprehensive set of components and services for reliably connecting applications within and beyond the enterprise. Leveraging the SonicMQ messaging backbone, SonicXQ provides the foundation for distributed services architectures using Web services and the J2EE Connector Architecture (JCA). The JCA defines a standard architecture for connecting the J2EE platform to heterogeneous enterprise information systems.

SonicXQ offers the reliable, secure messaging infrastructure required by Web services to provide communication across distributed systems, even over the Internet. SonicXQ also provides support for the standards commonly used in the deployment of Web services.

Application Management Products

Progress® Fathom™

Progress Fathom was released in November 2001. Progress Fathom is an enterprise-class application management tool designed to increase the operational effectiveness of business systems. Progress Fathom enhances the availability and performance of Progress-based applications through system monitoring, alerting, and automatic handling of corrective actions. Progress Fathom can allow customers to become more efficient, decrease the cost of managing the Progress environment and maintain high availability and performance.

Progress Fathom provides database administrators and systems operations managers with the performance tools and processes required to configure, monitor, diagnose and manage the Progress environment. Critical information is stored in Progress Fathom’s database and can be accessed at any time to view the status of monitored resources.

Product Development

To date, most of PSC’s products have been developed by its internal product development staff. PSC believes that the features and performance of its products are competitive with those of other available application development and deployment tools and that none of the current versions of its products is approaching obsolescence. However, PSC believes that significant investments in new product development and continuing enhancements of its current products will be required to enable the Company to maintain its competitive position.

PSC’s product development staff consisted of 263 employees as of November 30, 2001. Product development is primarily conducted at PSC’s offices in North America, including Bedford, Massachusetts; Cambridge, Massachusetts; Nashua, New Hampshire; and Missassauga, Ontario. In fiscal years 2001, 2000 and 1999, PSC spent $42.1 million, $39.5 million and $38.8 million, respectively, on product development, of which $0.4 million, $0.5 million and $0.5 million, respectively, were capitalized in those years. PSC believes that the experience and depth of its product development staff are important factors in its success.

Customers

PSC globally markets its products primarily to ISVs and the IT departments of corporations and government agencies. In addition, Sonic Software also markets to original equipment manufacturers who embed and resell SonicMQ and SonicXQ as part of an integrated solution and to value added resellers who resell Sonic products and services, adding value in the form of complementary product, consulting and/or support. No single customer has accounted for more than 10% of PSC’s total revenue in any of its last three fiscal years.

Independent Software Vendors

The Company’s ISVs cover a broad range of markets, offer an extensive library of business applications and are a source of follow-on revenue. PSC maintains on-line application catalogs and includes ISVs in trade shows and other marketing programs. PSC also has kept entry costs for ISVs low to encourage a wide variety of ISVs to build applications. An ISV typically takes 6 to 12 months to develop an application. Although many of the Company’s ISVs have developed successful applications and have large installed customer bases, others are engaged in earlier stages of product development and marketing and may not contribute follow-on revenue to PSC for some time, if at all. However, if an ISV succeeds in marketing its applications, PSC obtains follow-on revenue as the ISV licenses copies of the Company’s deployment products to allow its application to be installed and used by customers.

IT Departments

PSC licenses its products to IT departments of corporations, government agencies and other organizations to build complex applications. Many IT departments that purchase ISV applications also purchase PSC’s development tools to supplement their internal application development. Like ISVs, IT department customers may also license deployment products to install applications at additional user sites.

Sales and Marketing

PSC sells its products through its direct sales force in the United States and in over 25 other countries and through independent distributors in over 40 countries outside North America. The sales, marketing and service groups are organized by operating company and, within the Progress Company, by region in North America, EMEA, Asia/Pacific and Latin America. PSC believes that this structure allows it to maintain direct contact with and support the diverse market requirements of its customers. PSC’s international operations provide focused local marketing efforts and are able to directly respond to changes in local conditions.

Sales personnel are responsible for developing new ISV and IT accounts, assisting ISVs in closing major accounts and servicing existing customers. PSC actively seeks to avoid conflict between the sales efforts of its ISVs and the Company’s own sales efforts. PSC uses its telephone sales and sales administration groups to enhance its direct sales efforts and to generate new business and follow-on business from existing customers. These groups may provide evaluation copies to ISVs or IT organizations to help qualify them as prospective customers, and also sell additional development and deployment products to existing customers.

PSC’s marketing department conducts a variety of marketing programs designed to ensure a stream of market-ready products, raise general awareness of PSC and its operating companies, generate leads for the sales organization and promote PSC’s various product lines. These programs include public relations, direct mail, participation in trade shows, advertising and production of collateral literature. The Progress Company sponsored a single worldwide users conference in the United States in fiscal 2001 and is planning to hold a similar event in the United States in fiscal 2002.

Customer Support

PSC’s technical support staff provides telephone support to application developers and end-users. Customers may also purchase an annual maintenance service entitling them to software updates, technical support and technical bulletins. The annual fee for maintenance is generally 15% to 20% of the current list price of the product to be maintained; first year maintenance is not included with the Company’s products and is purchased separately. PSC provides technical support to customers primarily through its technical support centers in Bedford, Massachusetts; Rotterdam, The Netherlands; and Melbourne, Australia.

In December 2001, the Progress Company launched the Progress Software Developers Network (PSDN) to deliver information, education, and software resources for creating business applications with Progress technology. PSDN facilitates the exchange of technical expertise within the Progress developer community. PSDN offers Progress partners access to Progress expertise via technical white papers, live chats with experts, as well as Web seminars.

Professional Services

PSC’s global professional services organization delivers a total business solution for customers through a combination of products, consulting and education. PSC’s consulting organization offers project management, custom development, programming, application implementation and Internet migration and other services. PSC’s consulting organization also provides services to Web-enable existing applications or take advantage of the capabilities of new product releases. The Company’s education organization offers numerous training options, from traditional instructor-led courses to advanced learning modules available on CDs. Personnel at PSC’s international subsidiaries and distributors provide consulting and training services for customers located outside North America.

In December 2001, PSC introduced OpenEdge™ Business Solutions, which help customers quickly enhance and leverage their existing Progress-based applications by utilizing the technology of the OpenEdge platform and the knowledge and experience of the Company’s global professional services organization. Currently, OpenEdge Business Solutions include Application Management Solutions, which improve the performance and availability of Progress-based business applications; Business Intelligence Solutions, which include solutions that can be quickly implemented to help customers analyze key business metrics; Content Personalization Solutions, which allow personalized communications with customers; and Disaster Recovery Solutions, designed to protect IT assets and provide business continuity through online backup and services.

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

PSC competes in various markets with a number of entities including database vendors offering development tools in conjunction with their database systems, such as IBM, Microsoft Corporation, Oracle Corporation and Sybase, Inc., as well as numerous messaging vendors and application development tools vendors. PSC believes that Oracle, IBM and Microsoft currently dominate the database market and that IBM dominates the messaging market. PSC does not believe that there is a dominant application development tools vendor. Some of PSC’s competitors have greater financial, marketing or technical resources than PSC and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than can the Company. Increased competition could make it more difficult for PSC to maintain its revenue and market presence.

Copyrights, Trademarks, Patents and Licenses

PSC relies upon a combination of contractual provisions and copyright, patent, trademark and trade secret laws to protect its proprietary rights in its products. PSC distributes its products under software license agreements that grant customers a perpetual nonexclusive license to use the Company’s products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company’s products. In addition, PSC attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. Although PSC intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

PSC seeks to protect the source code of its products as a trade secret and as an unpublished copyrighted work. PSC holds two patents covering portions of the technology used in the Progress 4GL and two other patents from recent acquisitions. PSC has also made patent applications for some of its various other product technologies. Where possible, PSC seeks to obtain protection of its product names through trademark registration and other similar procedures.

Progress, WebSpeed and ProVision are registered trademarks of PSC. AppBuilder, AppServer, Dynamics, Fathom, OpenEdge, SmartObjects, WebClient and Future Proof are trademarks of PSC. SonicMQ is a registered trademark and SonicXQ is a trademark of Sonic Software Corporation. NuSphere is a trademark of NuSphere Corporation. All other trademarks or trade names appearing in this Form 10-K are the property of their respective owners.

PSC believes that due to the rapid pace of innovation within its industry factors such as the technological and creative skills of its personnel are as important in establishing and maintaining a leadership position within the industry, as are the various legal protections of its technology. In addition, PSC believes that the nature of its customers, the importance of PSC’s products to them and their need for continuing product support may reduce the risk of unauthorized reproduction.

Backlog

PSC generally ships its products within 30 days after acceptance of a customer order and execution of a license agreement. Accordingly, PSC does not believe that its backlog at any particular point in time is indicative of future sales levels.

Employees

As of November 30, 2001, PSC had 1,395 employees worldwide, including 571 in sales and marketing, 339 in customer support and services (including manufacturing and distribution), 263 in product development and 222 in administration. None of PSC’s employees is subject to collective bargaining agreements. PSC has experienced no work stoppages and believes its relations with employees are good.

PSC has various equity incentive plans that permit the granting of options to eligible employees and the purchase of shares by eligible employees. The payment of cash bonuses and contributions to retirement plans is at the discretion of the compensation committee of the Board of Directors and the amounts depend on the level of attainment relative to PSC’s financial plan. These programs are designed to reduce employee turnover, although there can be no assurance that such programs will be successful.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position

Joseph W. Alsop	56	Chief Executive Officer and Director

Lorne J. Cooper	45	President, NuSphere

David G. Ireland	55	President, the Progress Company

Gregory J. O’Connor	39	President, Sonic Software

Richard D. Reidy	42	Senior Vice President, Products

Norman R. Robertson	53	Senior Vice President, Finance and Administration and Chief Financial Officer

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

Mr. O’Connor was appointed Vice President, Apptivity Engineering in August 1998 and was appointed Vice President, Sonic Engineering in December 1999 and President, Sonic Software Corporation, a subsidiary of PSC, in November 2001. From 1993 to 1998, Mr. O’Connor held various management positions within the product development organization of the Company. Mr. O’Connor joined PSC in 1992.

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

Item 2. Properties

         PSC owns its principal administrative, sales, support, marketing and product development facility, which is located in a single building of approximately 165,000 square feet in Bedford, Massachusetts. PSC leases approximately 58,000 square feet in Wilmington, Massachusetts, and maintains its manufacturing and distribution operations at this location. In addition, PSC maintains offices in approximately 20 other locations in North America and approximately 40 locations outside North America. The terms of leases generally range from one to seven years. PSC believes that its present and proposed facilities are adequate for its current needs and that suitable additional space will be available as needed.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of PSC’s shareholders during the fourth quarter of the fiscal year ended November 30, 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth, for the periods indicated, the range of high and low trade prices for the Company’s common stock as reported by the Nasdaq Stock Market. The Company’s common stock is traded under the Nasdaq symbol “PRGS.”

Year Ended November 30,	2001		2000

	High	Low	High	Low

First Quarter	$17.56	$11.63	$30.75	$18.56

Second Quarter	17.50	12.56	27.00	14.88

Third Quarter	17.80	14.75	19.13	10.94

Fourth Quarter	17.50	13.00	17.00	11.25

The Company has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the near future. As of December 31, 2001, the Company’s common stock was held by approximately 6,000 shareholders of record or through nominee or street name accounts with brokers.

Item 6. Selected Financial Data

(In thousands, except per share data)

Year ended November 30,	2001	2000	1999	1998	1997

Revenue	$261,998	$271,347	$286,147	$239,890	$188,314

Income (loss) from operations	21,305	38,695	46,704	30,027	(2,224)	*

Net income (loss)	17,643	33,651	34,991	22,758	(1,607)	*

Basic earnings (loss) per share	0.50	0.94	1.01	0.66	(0.04)*

Diluted earnings (loss) per share	0.46	0.85	0.89	0.59	(0.04)*

Weighted average shares (basic)	35,447	35,661	34,488	34,458	36,336

Weighted average shares (diluted)	38,425	39,472	39,212	38,560	36,336

Cash and short-term investments	174,516	158,106	158,665	113,999	93,485

Working capital	135,241	117,680	111,616	69,188	67,760

Total assets	299,380	278,805	256,554	206,708	171,733

Long-term debt, including current portion	—	—	—	—	—

Shareholders’ equity	185,176	166,813	142,311	102,693	96,439

*	Includes non-recurring acquisition-related charges of $11.5 million or $0.31 per diluted share. Excluding these non-recurring items, net income would have been $9.7 million or $0.27 per diluted share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company develops, markets and supports application development, deployment, integration and management software. Its core product line, Progress, is composed primarily of the Progress ProVision, Progress RDBMS, Progress WebSpeed, Progress AppServer and Progress DataServer products. In September 2001, the Company began shipping the latest major enhancement to the Progress product line, Progress Version 9.1c. The Company began commercial shipments of SonicMQ, a standards-based messaging server, in December 1999 and shipped the latest release, SonicMQ V4.0 in October 2001. Software license revenue continues to be generated primarily from internally developed products. Geographic expansion in overseas markets has been achieved through a combination of establishing offices in new markets and the acquisition of Progress-related assets of certain distributors. Over the past several years, the Company’s revenue and earnings per share have been adversely affected by the strengthening of the US dollar against many of the major currencies from which a substantial portion of its international revenue is derived.

In December 2000, the Company began conducting business through three separate operating units and a supporting research and business development unit in order to enhance the Company’s opportunities in the e-business marketplace. The first operating unit conducts business as the Progress Company and provides the Progress product set and services for building e-business solutions. The second operating unit, Sonic Software Corporation, is a provider of Web services and messaging software. The third operating unit, NuSphere Corporation, provides enhanced open source software and services. PSC Labs is the unit that has responsibility for research and new business development activities.

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

Percentage of Total Revenue				Period-to-Period Change

				2001	2000
				Compared	Compared
Year Ended November 30,	2001	2000	1999	to 2000	to 1999

Revenue:

Software licenses	36%	40%	46%	(13)%	(17)%

Maintenance and services	64	60	54	3	5

Total revenue	100	100	100	(3)	(5)

Costs and expenses:

Cost of software licenses	4	4	5	8	(26)

Cost of maintenance and services	21	19	19	5	(4)

Sales and marketing	40	38	37	1	(3)

Product development	16	14	13	7	2

General and administrative	11	11	10	3	2

Total costs and expenses	92	86	84	3	(3)

Income from operations	8	14	16	(45)	(17)

Other income, net	2	4	2	(60)	128

Income before provision for income taxes	10	18	18	(48)	(4)

Provision for income taxes	3	6	6	(50)	(4)

Net income	7%	12%	12%	(48)	(4)

Fiscal 2001 Compared to Fiscal 2000

The Company’s total revenue decreased 3% from $271.3 million in fiscal 2000 to $262.0 million in fiscal 2001. Total revenue would have been approximately the same in fiscal 2001 as in fiscal 2000 if exchange rates had been constant in fiscal 2001 as compared to the exchange rates in effect in fiscal 2000.

Total revenue derived from the SonicMQ product line was $8.0 million in fiscal 2001 as compared to $2.4 million in fiscal 2000. Revenue from NuSphere in each period was not significant as this organization is currently in the development stage.

Software license revenue decreased 13% from $109.2 million in fiscal 2000 to $95.3 million in fiscal 2001. The decrease in software license revenue in fiscal 2001 was primarily due to a decline in demand from end-user customers as well as Independent Software Vendors (ISVs), companies which have written software applications utilizing Progress Software technology and which resell the Company’s products in conjunction with the sale of their applications. The software license decrease was partially offset by sales from new products such as SonicMQ. In addition, the Company’s license revenue was adversely affected by the strong U.S. dollar, especially relative to the euro, the British pound and the Brazilian real.

Software license revenue from development products, such as Progress ProVision, and most deployment products, including Progress RDBMS, decreased year over year. Partially offsetting the decline in license revenue from these product groups was a significant increase in license revenue from SonicMQ. However, this product line currently represents a small percentage of total software license revenue.

Maintenance and services revenue increased 3% from $162.1 million in fiscal 2000 to $166.7 million in fiscal 2001. The increase in maintenance and services revenue was primarily the result of growth in the Company’s installed customer base and renewal of maintenance contracts, growth in international consulting revenue, especially in Europe, Middle East and Africa (EMEA). The maintenance and services revenue increase was partially offset by a decline in consulting revenue in North America and global education revenue. The decline in North America consulting revenue was primarily due to delays in new engagements, fewer projects as a result of economic conditions and a slower overall market, especially in the ERP sector, for professional services in fiscal 2001 as compared to fiscal 2000.

Total revenue generated in markets outside North America decreased 5% from $165.8 million in fiscal 2000 to $158.3 million in fiscal 2001 and represented 60% of total revenue in fiscal 2001 as compared to 61% in fiscal 2000. The decrease was the result of substantially lower revenue in the Asia Pacific and Latin America regions in fiscal 2001 as compared to fiscal 2000. The decrease in these regions was due to an overall market slowdown in the purchase of packaged applications, especially in the government sector in various countries within Latin America. Total revenue generated in markets outside North America would have represented 62% of total revenue in fiscal 2001 if exchange rates had been constant in fiscal 2001 as compared to the exchange rates in effect in fiscal 2000.

The Company is planning for total revenue growth in fiscal 2002 in the range of 5% to 7%. The Company’s expectation for fiscal 2002 revenue growth is based on an expected stabilization of revenue from the ISV channel, the Company’s plans to generate additional software license and service revenue by focusing more of its selling efforts on end-users, projected continued growth of new products and no further strengthening of the U.S dollar. However, there can be no assurance that the Company will be successful in achieving its forecasts and plans or that other factors will not negatively impact its revenue.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 8% from $9.8 million in fiscal 2000 to $10.6 million in fiscal 2001 and increased as a percentage of software license revenue from 9% to 11%. The dollar increase was primarily due to higher royalty expense for products and technologies licensed from third parties, partially offset by lower amortization expense from previously capitalized software costs. The percentage increase was due to fixed costs, including certain distribution costs, being spread over a smaller base of license revenue as well as changes in product mix. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix in a given period.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 5% from $52.9 million in fiscal 2000 to $55.4 million in fiscal 2001, but remained the same percentage of maintenance and services revenue at 33%. The dollar increase was due to greater usage of third-party contractors for service engagements, partially offset by lower headcount in the professional services group. The Company decreased its technical support, education, and consulting staff by 6% from the end of fiscal 2000 to the end of fiscal 2001.

Sales and marketing expenses increased 1% from $102.2 million in fiscal 2000 to $103.4 million in fiscal 2001 and increased as a percentage of total revenue from 38% to 40%. The dollar increase in sales and marketing expenses was due to an increase in compensation costs for the sales, sales support and marketing staff, partially offset by a decrease in the level of discretionary marketing spending for trade shows, advertising campaigns, direct mail solicitations and other events. The percentage increase was primarily due to the decline in revenue without a commensurate change in sales and marketing expenses. The Company decreased its sales, sales support and marketing staff by 1% from the end of fiscal 2000 to the end of fiscal 2001.

Product development expenses increased 7% from $39.0 million in fiscal 2000 to $41.7 million in fiscal 2001 and increased as a percentage of total revenue from 14% to 16%. The dollar and percentage increases were primarily due to an increase in headcount and related compensation expense to support continued new product development efforts. The major product development efforts in fiscal 2001 primarily related to the development and enhancement of new products such as SonicXQ and SonicMQ and the next release of the Company’s principal product line, Progress Version 9.1c. The Company increased its product development staff by 6% from the end of fiscal 2000 to the end of fiscal 2001.

The Company capitalized $0.5 million of software development costs in fiscal 2000 and $0.4 million in fiscal 2001 in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (SFAS 86). The amounts capitalized represented 1% of total product development costs in each year. Capitalized software costs are amortized over the estimated life of the product (generally four years) in an amount equal to the greater of the amount computed using the ratio of current revenue to total expected revenue in the product’s life or straight-line. Amounts amortized are included in cost of software licenses.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company and amortization of goodwill. General and administrative expenses increased 3% from $28.8 million in fiscal 2000 to $29.5 million in fiscal 2001, but remained the same percentage of total revenue at 11%. The dollar increase in general and administrative expenses was primarily due to slightly higher staff levels and slightly higher amounts for bad debt expense. The Company increased its administrative staff by 3% from the end of fiscal 2000 to the end of fiscal 2001.

Income from operations decreased as a percentage of total revenue from 14% in fiscal 2000 to 8% in fiscal 2001. The dollar decrease and the decrease in operating income as a percentage of revenue was primarily due to lower than expected revenue during the year and continued investment in new business opportunities such as Sonic Software and NuSphere. This decrease was mitigated to some extent by the Company’s efforts to manage costs and expenses as expected revenue was not achieved. International operations contributed 83% of the total operating income in fiscal 2001 versus 56% in fiscal 2000. The increase in the percentage of operating income generated by international operations was due to investments in new business, such as Sonic Software and NuSphere, in North America. If the Company is able to meet its forecasted revenue target and expenses occur as planned, the Company expects operating income as a percentage of revenue to be approximately 10% in fiscal 2002.

Other income decreased 60% from $10.8 million in fiscal 2000 to $4.3 million in fiscal 2001. The decrease was primarily due to foreign currency losses in fiscal 2001 as compared to foreign currency gains in fiscal 2000 and lower interest income. The foreign currency losses in fiscal 2001 primarily related to premiums paid for foreign exchange option contracts and translation losses on intercompany receivable balances. The foreign currency gain in fiscal 2000 primarily related to gains from foreign exchange option contracts under the Company’s foreign currency hedging programs. The decrease in interest income in fiscal 2001 as compared to fiscal 2000 was due to lower interest rates. The Company expects its average interest earned on invested cash balances to be lower in fiscal 2002 as compared to fiscal 2001 due to the continued reduction in market interest rates.

The Company’s effective tax rate was 31% in fiscal 2001 as compared to 32% in fiscal 2000. See Note 7 of Notes to Consolidated Financial Statements. The Company expects its effective tax rate to decrease to approximately 30% in fiscal 2002.

Fiscal 2000 Compared to Fiscal 1999

The Company’s total revenue decreased 5% from $286.1 million in fiscal 1999 to $271.3 million in fiscal 2000. Total revenue would have increased by 1% in fiscal 2000 from fiscal 1999 if exchange rates had been constant in fiscal 2000 as compared to the exchange rates in effect in fiscal 1999.

Software license revenue decreased 17% from $131.5 million in fiscal 1999 to $109.2 million in fiscal 2000. The decrease in software license revenue in fiscal 2000 was primarily due to a decline in revenue from ISVs. In particular, software license revenue from ISVs focused in the enterprise resource planning or ERP sector was down significantly on a global basis. In addition, the Company’s license revenue was adversely affected by the strong U.S. dollar, especially relative to the euro. The decrease in license revenue was also affected by a purchasing slowdown around the beginning of the year 2000.

Software license revenue from development products, such as Progress ProVision, and most deployment products, including Progress RDBMS, decreased year over year. Partially offsetting the decline in license revenue from these product groups was significantly increased license revenue from Internet-focused products, primarily Progress WebSpeed and, to a lesser extent, Progress SonicMQ. However, these products represented a small percentage of total software license revenue.

Maintenance and services revenue increased 5% from $154.6 million in fiscal 1999 to $162.1 million in fiscal 2000. The increase in maintenance and services revenue was primarily the result of growth in the Company’s installed customer base and renewal of maintenance contracts, partially offset by a small decline in consulting revenue. The decline in consulting revenue after several years of high growth was primarily due to delays in new engagements, fewer projects as a result of lower license revenue and a slower overall market, especially in the ERP sector, for professional services in fiscal 2000 as compared to fiscal 1999.

Total revenue generated in markets outside North America decreased 5% from $175.0 million in fiscal 1999 to $165.8 million in fiscal 2000 and represented 61% of total revenue in fiscal 2000, the same percentage as in fiscal 1999. Total revenue generated in markets outside North America would have represented 63% of total revenue in fiscal 2000 if exchange rates had been constant in fiscal 2000 as compared to the exchange rates in effect in fiscal 1999.

Total revenue was down in all regions, except Asia Pacific. Fiscal 2000 percentage revenue declines from fiscal 1999 were 6% in EMEA, 9% in Latin America and 5% in North America. Revenue in the Asia Pacific region increased 6% in fiscal 2000 as compared to fiscal 1999. Reported revenue from EMEA was impacted the most significantly of any region by the strong U.S. dollar in fiscal 2000. Revenue from EMEA would have increased 5% in fiscal 2000 if exchange rates had been constant in fiscal 2000 as compared to the exchange rates in effect in fiscal 1999.

Cost of software licenses decreased 26% from $13.2 million in fiscal 1999 to $9.8 million in fiscal 2000 and decreased as a percentage of software license revenue from 10% to 9%. The dollar and percentage decreases were due to lower software license revenue volume and lower documentation costs, partially offset by higher royalty expense for products and technologies licensed from third parties.

Cost of maintenance and services decreased 4% from $54.9 million in fiscal 1999 to $52.9 million in fiscal 2000 and decreased as a percentage of maintenance and services revenue from 36% to 33%. The margin percentage improvement in fiscal 2000 as compared to fiscal 1999 was primarily due to maintenance revenue increasing while the related technical support costs decreased due to lower headcount. The dollar decrease was also due to lower headcount in the professional services group and decreased usage of third-party contractors for service engagements. The Company decreased its technical support, education, and consulting staff by 9% from the end of fiscal 1999 to the end of fiscal 2000.

Sales and marketing expenses decreased 3% from $104.8 million in fiscal 1999 to $102.2 million in fiscal 2000, but increased as a percentage of total revenue from 37% to 38%. The dollar decrease in sales and marketing expenses was due to a decrease in the level of discretionary marketing spending for trade shows, advertising campaigns, direct mail solicitations and other events and lower amounts for incentive compensation, partially offset by an increase in headcount in the sales, sales support and marketing staff. The headcount increase was primarily to support expansion of international operations and new products. The Company increased its worldwide sales and marketing headcount by 11% from the end of fiscal 1999 to the end of fiscal 2000.

Product development expenses increased 2% from $38.3 million in fiscal 1999 to $39.0 million in fiscal 2000 and increased as a percentage of total revenue from 13% to 14%. The dollar and percentage increases were primarily due to a slight increase in headcount to support continued new product development efforts. The major product development efforts in fiscal 2000 primarily related to the development of new products such as Progress SonicMQ and the next version of the Company’s principal product line, Progress Version 9.1. The Company increased its product development staff by 3% from the end of fiscal 1999 to the end of fiscal 2000. The Company capitalized $0.5 million of software development costs in each of fiscal 1999 and fiscal 2000. The amounts capitalized represented 1% of total product development costs in each year.

General and administrative expenses increased 2% from $28.2 million in fiscal 1999 to $28.8 million in fiscal 2000 and increased as a percentage of total revenue from 10% to 11%. The dollar and percentage increases in general and administrative expenses were primarily due to higher staff levels and higher amounts for amortization of goodwill, partially offset by lower amounts for bad debt expense. The Company increased its administrative staff by 5% from the end of fiscal 1999 to the end of fiscal 2000.

Income from operations decreased as a percentage of total revenue from 16% in fiscal 1999 to 14% in fiscal 2000. The dollar decrease and the decrease in operating income as a percentage of revenue was primarily due to lower than expected revenue during the year. This decrease was mitigated to some extent by the Company’s efforts to manage costs and expenses as expected revenue did not materialize. International operations contributed 56% of the total operating income in fiscal 2000 versus 53% in fiscal 1999.

Other income increased 128% from $4.7 million in fiscal 1999 to $10.8 million in fiscal 2000. The increase was primarily due to foreign currency gains in fiscal 2000 as compared to foreign currency losses in fiscal 1999 and higher interest income. The foreign currency gain in fiscal 2000 related primarily to gains from the Company’s foreign currency hedging programs. The increase in interest income in fiscal 2000 as compared to fiscal 1999 was due to higher interest rates and higher average cash balances.

The Company’s effective tax rate was 32% in fiscal 2000, the same as in fiscal 1999. See Note 7 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

At the end of fiscal 2001, the Company’s cash and short-term investments totaled $174.5 million. The increase of $16.4 million since the end of fiscal 2000 resulted from cash generated from operations and proceeds from stock issuances under the stock purchase plan and exercises of stock options, partially offset by capital expenditures, common stock repurchases and acquisitions.

In fiscal years 2001, 2000 and 1999, the Company generated $31.5 million, $43.1 million and $61.1 million, respectively, in cash from operations. The decrease in cash generated from operations in fiscal 2001 was due to lower net income, the timing of payments related to accounts payable and other accrued liabilities and a smaller increase in the deferred revenue balance. The increase of $4.8 million in accounts receivable in fiscal 2001 was due to slower collections and the timing and mix of revenue within the period. As a result, accounts receivable days sales outstanding increased to 70 days at the end of fiscal 2001, as compared to 67 days and 55 days at the end of fiscal years 2000 and 1999, respectively.

In fiscal years 2001, 2000 and 1999, the Company purchased $8.5 million, $27.3 million and $9.3 million, respectively, of property and equipment. The amount for fiscal 2000 included the purchase of the land and building of the Company’s principal facility in Bedford, Massachusetts for $15.7 million. The remaining amounts for fiscal 2000 and the amounts for fiscal years 2001 and 1999 consisted primarily of computer equipment and software, furniture and fixtures and leasehold improvements, based on continued growth of the business and replacement of older equipment. The Company financed these purchases primarily from cash generated from operations.

In fiscal years 2001, 2000 and 1999, the Company purchased and retired 832,398 shares, 1,087,942 shares and 2,042,238 shares, respectively, of its common stock for $11.5 million, $17.3 million and $24.8 million, respectively. The Company financed these purchases primarily from cash generated from operations.

In September 2001, the Board of Directors authorized, for the period October 1, 2001 through September 30, 2002, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times when the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans. At November 30, 2001, approximately 9,900,000 shares of common stock remained available for repurchase under this authorization.

In October 2001, the Company, through a wholly-owned subsidiary, acquired certain assets of PeerDirect, Inc., a developer of a heterogeneous database replication system, for $2.0 million in cash. The acquisition was accounted for as a purchase, and accordingly, the results of operations with respect to the purchased assets are included in the Company’s operating results from the date of acquisition. The allocation of the purchase price included $1.4 million to goodwill and $0.6 million to purchased technology.

In June 2001, the Company, through a wholly-owned subsidiary, acquired certain assets of Allegrix, Inc., an application service infrastructure provider, for $2.5 million, including $2.2 million in cash and the assumption of $0.3 million of liabilities. The acquisition was accounted for as a purchase, and accordingly, the results of operations with respect to the purchased assets are included in the Company’s operating results from the date of acquisition. The allocation of the purchase price included $1.4 million to property and equipment, $1.0 million to goodwill and $0.1 million to accounts receivable and other current assets.

In January 2000, the Company, through a wholly-owned subsidiary, acquired certain assets of its distributor in South Africa for $2.1 million. The acquisition was accounted for as a purchase, and accordingly, the results of operations are included in the Company’s operating results from the date of acquisition. The purchase price was allocated primarily to goodwill.

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company plans to adopt SFAS 142 in the first quarter of fiscal 2002 and does not expect any impairment of goodwill upon adoption. Goodwill amortization was approximately $0.6 million in fiscal 2001.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) which addresses financial accounting and reporting for the recognition and measurement of impairment of long-lived assets and for the measurement of the disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121. The Company plans to adopt SFAS 144 in the first quarter of fiscal 2002 and adoption will not have a material effect on the Company’s consolidated financial position or results of operations.

Factors That May Affect Future Results

The Company operates in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond the Company’s control. The following discussion highlights some of these risks.

Fluctuations in Revenue and Quarterly Results

The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors. Some of these factors include changes in demand for the Company’s products, introduction, enhancement or announcement of products by the Company and its competitors, market acceptance of new products, the growth rates of certain market segments including messaging, size and timing of significant orders, budgeting cycles of customers, mix of distribution channels, mix of products and services sold, mix of international and North American revenues, fluctuations in currency exchange rates, changes in the level of operating expenses, changes in the Company’s sales incentive plans, customer order deferrals in anticipation of new products announced by the Company or its competitors and general economic conditions. Revenue forecasting is uncertain, in large part, because the Company generally ships its products shortly after receipt of orders. Most of the Company’s expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in the Company’s revenue, or failure to achieve the anticipated rate of growth, would have a material adverse effect on the profitability of the Company.

Global Economic Conditions

The uncertain effects on the global economy and the current business climate of the September 11, 2001 terrorist attacks may impact the Company’s revenue in the near-term. Global economic conditions have continued to weaken since that event. If customer buying patterns, such as lengthier decision-making processes, timing of expected deliveries and timing of new projects, change due to worsening economic conditions, there will be a material adverse effect on the Company’s business and its financial results.

Products

Ongoing enhancements to the Progress product set and Sonic product set will be required to enable the Company to maintain its competitive position. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Delays in the release of enhancements could have a material adverse effect on the Company’s business, financial condition and operating results.

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

The Company is currently developing and enhancing the Sonic product set and other new products and services. The market for Web services, messaging products, other Internet business-to-business products and application integration software is highly competitive. Many potential customers have made significant investments in proprietary or internally developed systems and would incur significant costs in switching to third-party products. Global e-commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. There can be no assurance that the Company’s products will be successful in penetrating these new and evolving markets.

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

Future Acquisitions

As part of its business strategy, the Company has made and expects to continue to make acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments include the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from the Company’s ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on the Company’s business, financial condition and operating results. Consideration paid for future acquisitions, if any, could be in the form of cash, stock or a combination thereof. Dilution to existing shareholders and to earnings per share may result in connection with any such future acquisition.

Distribution Channels and New Markets

Future results also depend upon the Company’s continued successful distribution of its products through its ISV channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. ISVs utilize technology from the Company to create their applications and resell the Company’s products along with their own applications. During fiscal 2000 and fiscal 2001, revenue from the ISV channel decreased as compared to the previous periods. If this negative revenue trend were to continue through fiscal 2002, the Company’s business and operating results would be adversely affected. Any other adverse effect on the ISVs’ business related to competition, pricing and other factors could also have a material adverse effect on the Company’s business, financial condition and operating results.

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

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to deliver products that better address the needs of the Company’s prospective customers. Current and potential competitors also may be more successful than the Company in having their products or technologies widely accepted. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and its failure to do so could have a material adverse effect upon the Company’s business, prospects, financial condition and operating results.

International Operations

Approximately 58% of the Company’s total revenue in fiscal 2001 and in fiscal 2000 was attributable to international sales made through its subsidiaries. Because a majority of the Company’s total revenue is derived from such international operations that are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company’s results of operations and financial position. There can be no assurance that the Company’s currency hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company’s business could be adversely affected.

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

Hiring and Retention of Skilled Employees

The Company’s future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. There is significant competition for such personnel in the software industry. There can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to successfully develop new and enhanced products and to continue to grow and operate profitably.

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

Third-Party Technology

The Company also utilizes certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company’s products to perform key functions. There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company has established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency exchange rates.

Exposure to market rate risk for changes in interest rates relates to the Company’s investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high-quality issuers and has policies limiting, among other things, the amount of credit exposure to any one issuer. The Company limits default risk by purchasing only investment-grade securities. The Company’s investments have an average remaining maturity of less than two years and are primarily fixed-rate instruments. In addition, the Company has classified all its debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial, although the actual effects may differ materially from the hypothetical analysis.

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are generally recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at November 30, 2001 was $4.1 million. Unrealized market value gains on such contracts were immaterial at November 30, 2001. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 6% and the Company’s net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report:

To the Board of Directors and Shareholders of Progress Software Corporation:

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and its subsidiaries as of November 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and its subsidiaries as of November 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts December 18, 2001

Consolidated Financial Statements:

Consolidated Balance Sheets

(In thousands, except share data)

November 30,	2001	2000

Assets

Current assets:

Cash and equivalents	$108,337	$90,722

Short-term investments	66,179	67,384

Accounts receivable (less allowances of $6,333 in 2001 and $7,144 in 2000)	54,230	49,429

Other current assets	11,067	12,303

Deferred income taxes	9,632	9,834

Total current assets	249,445	229,672

Property and equipment, net	36,990	37,427

Other assets	12,945	11,706

Total	$299,380	$278,805

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$10,386	$11,010

Accrued compensation and related taxes	20,146	18,747

Income taxes payable	8,886	11,348

Other accrued liabilities	10,323	9,821

Deferred revenue	64,463	61,066

Total current liabilities	114,204	111,992

Commitments and contingent liabilities
Shareholders’ equity:

Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none
Common stock, $.01 par value, and additional paid-in capital; authorized, 100,000,000 shares; issued and outstanding, 35,621,071 in 2001 and 35,315,288 shares in 2000	42,382	38,082

Retained earnings, including accumulated other comprehensive loss of $2,720 in 2001 and $3,165 in 2000	142,794	128,731

Total shareholders’ equity	185,176	166,813

Total	$299,380	$278,805

See notes to consolidated financial statements.

Consolidated Statements of Operations

(In thousands, except per share data)

Year Ended November 30,	2001	2000	1999

Revenue:

Software licenses	$95,253	$109,218	$131,499

Maintenance and services	166,745	162,129	154,648

Total revenue	261,998	271,347	286,147

Costs and expenses:

Cost of software licenses	10,612	9,798	13,188

Cost of maintenance and services	55,430	52,904	54,945

Sales and marketing	103,434	102,163	104,809

Product development	41,732	39,034	38,339

General and administrative	29,485	28,753	28,162

Total costs and expenses	240,693	232,652	239,443

Income from operations	21,305	38,695	46,704

Other income (expense):

Interest income	6,656	8,073	5,054

Foreign currency gain (loss)	(2,385)	2,783	(374)

Minority interest	—	—	155

Other expense	(8)	(64)	(96)

Total other income, net	4,263	10,792	4,739

Income before provision for income taxes	25,568	49,487	51,443

Provision for income taxes	7,925	15,836	16,452

Net income	$17,643	$33,651	$34,991

Basic earnings per share	$0.50	$0.94	$1.01

Weighted average shares outstanding (basic)	35,447	35,661	34,488

Diluted earnings per share	$0.46	$0.85	$0.89

Weighted average shares outstanding (diluted)	38,425	39,472	39,212

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands)

Year Ended November 30,	2001	2000	1999

Common stock and additional paid-in capital:

Balance, beginning of year	$38,082	$40,491	$18,966

Exercise of employee stock options	6,926	3,947	18,541

Issuance of stock under the ESPP	2,779	3,162	2,070

Repurchase of common stock	(7,434)	(11,612)	(9,626)

Stock option compensation	—	77	81

Tax benefit from stock plans	2,029	2,017	10,459

Balance, end of year	42,382	38,082	40,491

Retained earnings:

Balance, beginning of year	128,731	101,820	83,727

Net income	17,643	33,651	34,991

Other comprehensive income:

Unrealized gains (losses) on investments, net of tax	819	78	(699)

Translation adjustments, net of tax	(374)	(1,159)	(997)

Comprehensive income	18,088	32,570	33,295

Repurchase of common stock	(4,025)	(5,659)	(15,202)

Balance, end of year	142,794	128,731	101,820

Total shareholders’ equity	$185,176	$166,813	$142,311

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Year Ended November 30,	2001	2000	1999

Cash flows from operating activities:

Net income	$17,643	$33,651	$34,991

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of property and equipment	10,389	9,946	10,641

Allowances for accounts receivable	1,632	1,495	2,098

Amortization of capitalized software costs	1,078	1,644	2,101

Amortization of intangible assets	673	739	586

Deferred income taxes	(818)	(308)	(2,013)

Minority interest in subsidiary	—	—	(155)

Other non-cash charges	—	439	81

Changes in operating assets and liabilities, net of effects from acquisitions:

Accounts receivable	(5,962)	(6,470)	(12,458)

Other current assets	1,859	(2,977)	(311)

Accounts payable and accrued expenses	828	(6,123)	5,258

Income taxes payable	663	4,280	8,905

Deferred revenue	3,525	6,750	11,331

Net cash provided by operating activities	31,510	43,066	61,055

Cash flows from investing activities:

Purchases of investments available for sale	(38,737)	(63,608)	(59,606)

Maturities of investments available for sale	40,761	73,316	45,631

Purchase of property and equipment	(8,518)	(27,301)	(9,331)

Capitalized software costs	(393)	(525)	(514)

Acquisitions, net of cash acquired	(4,150)	(2,100)	—

Decrease (increase) in other non-current assets	195	(1,767)	(578)

Net cash used for investing activities	(10,842)	(21,985)	(24,398)

Cash flows from financing activities:

Proceeds from issuance of common stock	9,705	7,109	20,611

Repurchase of common stock	(11,459)	(17,271)	(24,828)

Net cash used for financing activities	(1,754)	(10,162)	(4,217)

Effect of exchange rate changes on cash	(1,299)	(1,848)	(944)

Net increase in cash and equivalents	17,615	9,071	31,496

Cash and equivalents, beginning of year	90,722	81,651	50,155

Cash and equivalents, end of year	$108,337	$90,722	$81,651

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Nature of Business and Summary of Significant Accounting Policies

The Company

Progress Software Corporation (the Company) is a global supplier of products and services for business applications deployed in an Internet or multi-tiered environment. The Company develops, markets and distributes application development, deployment, integration and management software to business, industry and governments worldwide. The Company also provides consulting, education and support to its customers through its worldwide professional services organization.

Accounting Principles

The consolidated financial statements and accompanying notes have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.

Foreign Currency Translation

For foreign operations with the local currency as the functional currency, assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. Income and expense items are translated at average rates of exchange prevailing during each period. Translation adjustments are accumulated in other comprehensive income (loss), a component of shareholders’ equity.

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

On December 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Adoption of SFAS 133 did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company uses derivative instruments to manage exposures to fluctuations in the value of foreign currencies. Certain forecasted transactions and assets are exposed to foreign currency risk. The Company’s objective for holding derivatives is to eliminate or reduce the impact of these exposures. The Company monitors its foreign currency exposures daily to enhance the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the euro, British pound, and Australian dollar. Options used to hedge a portion of forecasted international intercompany revenue for up to one year in the future are designated as cash flow hedging instruments. Forward contracts not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. The notional principal amount of outstanding foreign exchange option contracts at November 30, 2001 was $4.1 million. Unrealized market value gains on such contracts were immaterial at November 30, 2001. Major U.S. multinational banks are counterparties to the option contracts.

For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for fiscal 2001. For fiscal 2001, foreign currency loss included a net loss of $0.8 million for changes in the time value of options designated as cash flow hedges.

Revenue Recognition

Revenue is recognized when earned. Software license revenue is recognized upon shipment of the product provided that the license fee is fixed and determinable, persuasive evidence of an arrangement exists and collection is probable. Software licenses sold together with maintenance and/or consulting services are generally recognized upon shipment using the residual method, provided that the above criteria have been met. If payment of the software license fees is dependent upon the performance of the consulting services and the consulting services are essential to the functionality of the licensed software, then both the software license and consulting fees are recognized under the percentage-of-completion method of contract accounting. Maintenance revenue is deferred and recognized ratably over the term of the applicable agreement. Revenue from services, primarily consulting and customer education, is generally recognized as the related services are performed.

Cash Equivalents and Short-Term Investments

Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. Short-term investments, which consist primarily of municipal and U.S. Treasury obligations and corporate debt securities purchased with remaining maturities of more than three months, are classified as investments available for sale and stated at fair value. Aggregate unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Supplemental Cash Flow Information

In fiscal years 2001, 2000 and 1999, the Company paid $9.0 million, $10.9 million and $9.5 million in income taxes, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, short-term investments and trade receivables. The Company has cash investment policies which, among other things, limit investments to investment-grade securities. The Company performs ongoing credit evaluations of its customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of investments available for sale is based on current market value (Note 3).

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives (three to thirty-nine years) of the related assets or the remaining terms of leases, whichever is shorter.

Capitalization of Software Costs

The Company capitalizes certain internally generated software development costs after technological feasibility of the product has been established. Capitalized software costs, included in other assets, also consist of amounts paid for purchased software which has reached technological feasibility. Such costs are amortized over the estimated life of the product (generally four years) in an amount equal to the greater of the amount computed using the ratio of current revenue to total expected revenue in the product’s life or straight-line. The Company periodically compares the unamortized costs of capitalized software to the expected future revenues for the products. If the unamortized costs exceed the expected future net realizable value, the excess amount is written off. Accumulated amortization was approximately $11.7 million and $10.6 million at November 30, 2001 and 2000, respectively.

Intangible Assets

Intangible assets, included in other assets, primarily represent goodwill and are recorded at cost. Such costs are amortized over periods ranging from three to seven years. Accumulated amortization was approximately $2.1 million and $1.8 million at November 30, 2001 and 2000, respectively.

Investment in Related Party

The Company has a 7% ownership stake, on a fully-diluted basis, in EasyAsk, Inc., a privately-held software company whose chairman is on the board of directors of the Company. The investment in EasyAsk, Inc., accounted for using the cost method, approximated $1.3 million at November 30, 2001 and 2000 and is included in other assets. The Company periodically considers available evidence in evaluating potential impairment of its investment.

Stock-Based Compensation Plans

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company provides additional pro forma disclosures (Note 5).

Income Taxes

The Company provides for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from depreciation, accruals, deferred revenue, capitalized software costs, tax loss carryforwards and allowances for accounts receivable. No provision for U.S. income taxes has been made for the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be principally offset by foreign tax credits. Cumulative undistributed foreign earnings were approximately $28.9 million at November 30, 2001.

Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method.

Comprehensive Income

The components of comprehensive income include unrealized gains and losses on investments and foreign currency translation adjustments. Accumulated foreign currency translation losses, net of taxes, were approximately $3.4 million and $3.1 million at November 30, 2001 and 2000, respectively. Accumulated unrealized gains (losses) on short-term investments, net of taxes, were approximately $0.7 million and $(0.1) million at November 30, 2001 and 2000, respectively.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” (SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company plans to adopt SFAS 142 in the first quarter of fiscal 2002 and does not expect any impairment of goodwill upon adoption. Goodwill amortization was approximately $0.6 million in fiscal 2001.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) which addresses financial accounting and reporting for the recognition and measurement of impairment of long-lived assets and for the measurement of the disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121. The Company plans to adopt SFAS 144 in the first quarter of fiscal 2002 and adoption will not have a material effect on the Company’s consolidated financial position or results of operations.

Note 2: Business Combinations

In October 2001, the Company, through a wholly-owned subsidiary, acquired certain assets of PeerDirect, Inc., a developer of a heterogeneous database replication system, for $2.0 million in cash. The acquisition was accounted for as a purchase, and accordingly the results of operations with respect to the purchased assets are included in the Company’s operating results from the date of acquisition. The allocation of the purchase price included $1.4 million to goodwill and $0.6 million to purchased technology.

In June 2001, the Company, through a wholly-owned subsidiary, acquired certain assets of Allegrix, Inc., an application service infrastructure provider, for $2.5 million, consisting of $2.2 million in cash and the assumption of $0.3 million of liabilities. The acquisition was accounted for as a purchase, and accordingly, the results of operations with respect to the purchased assets are included in the Company’s operating results from the date of acquisition. The allocation of the purchase price included $1.4 million to property and equipment, $1.0 million to goodwill and $0.1 million to accounts receivable and other current assets.

In January 2000, the Company, through a wholly-owned subsidiary, acquired certain assets of its distributor in South Africa for $2.1 million. The acquisition was accounted for as a purchase, and accordingly, the results of operations are included in the Company’s operating results from the date of acquisition. The purchase price was allocated primarily to goodwill.

If these acquisitions had been made at the beginning of the earliest year presented, the effect on the consolidated financial statements would not have been significant.

Note 3: Cash and Short-Term Investments

A summary of the Company’s investments available for sale by major security type (including $66.4 million classified as cash equivalents) at November 30, 2001 was as follows:

(In thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value

Corporate debt securities	$66,100	—	—	$66,100

State and municipal obligations	53,340	$736	$(1)	54,075

U.S. government obligations	12,063	343	—	12,406

Total	$131,503	$1,079	$(1)	$132,581

The fair value of debt securities at November 30, 2001, by contractual maturity, was as follows:

(In thousands)

Due in one year or less	$103,017

Due after one year	29,564

Total	$132,581

A summary of the Company’s investments available for sale by major security type (including $61.8 million classified as cash equivalents) at November 30, 2000 was as follows:

(In thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value

Corporate debt securities	$62,573	—	—	$62,573

State and municipal obligations	57,492	$50	$(234)	57,308

U.S. government obligations	9,257	3	(1)	9,259

Total	$129,322	$53	$(235)	$129,140

Note 4: Property and Equipment

Property and equipment consisted of the following:

(In thousands)

November 30,	2001	2000

Computer equipment and software	$64,163	$58,304

Land, building and leasehold improvements	27,605	26,625

Furniture and fixtures	7,205	6,736

Total	98,973	91,665

Less accumulated depreciation and amortization	61,983	54,238

Property and equipment, net	$36,990	$37,427

Note 5: Shareholders’ Equity

Preferred Stock

The Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preference and voting rights. At November 30, 2001, the Board of Directors had not authorized any series of preferred stock.

Common Stock

In fiscal years 2001, 2000 and 1999, the Company purchased and retired 832,398 shares, 1,087,942 shares and 2,042,238 shares, respectively, of its common stock for $11.5 million, $17.3 million and $24.8 million, respectively.

In September 2001, the Board of Directors authorized, for the period October 1, 2001 through September 30, 2002, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times when the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans. At November 30, 2001, approximately 9,900,000 shares of common stock remained available for repurchase under this authorization.

Stock Options

The Company has three stock option plans: the 1992 Incentive and Nonqualified Stock Option Plan (1992 Plan), the 1994 Stock Incentive Plan (1994 Plan) and the 1997 Stock Incentive Plan (1997 Plan), collectively, the Plans. The Plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 1994 and 1997 Plans may include stock options (both incentive and non-qualified), grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than incentive and non-qualified stock options were granted under the Plans in fiscal years 2001, 2000 and 1999.

In April 2000 and in April 1999, the shareholders of the Company adopted and approved increases in the number of shares of common stock authorized for issuance under the 1997 Plan in the amounts of 2,500,000 and 3,000,000 shares, respectively. A total of 19,540,000 shares are issuable under the Plans, of which approximately 2,045,000 shares were available for grant at November 30, 2001.

A summary of stock option activity under the Plans is as follows:

(In thousands, except per share data)

		Weighted Average
	Number	Exercise Price
	Of Shares	Per Share

Options outstanding, December 1, 1998	9,720	$6.17

Granted	2,560	12.43

Exercised	(3,197)	5.80

Canceled	(1,175)	7.24

Options outstanding, November 30, 1999	7,908	8.19

Granted	2,472	15.04

Exercised	(552)	7.14

Canceled	(1,296)	10.08

Options outstanding, November 30, 2000	8,532	9.95

Granted	3,265	13.00

Exercised	(898)	7.71

Canceled	(869)	13.09

Options outstanding, November 30, 2001	10,030	$10.88

For various exercise price ranges, characteristics of outstanding and exercisable stock options at November 30, 2001 were as follows:

(Number of shares in thousands)

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Number of	Average
Exercise Price:	Shares	Life (in years)	Exercise Price	Shares	Exercise Price

$4.50-6.00	1,682	3.80	$5.21	1,558	$5.19

6.23-7.23	1,623	4.63	7.16	1,288	7.15

9.00-12.19	1,702	8.09	11.06	777	10.75

12.81-13.31	4,119	9.04	12.93	961	12.88

13.88-19.25	904	8.32	18.37	316	18.66

$4.50-19.25	10,030	7.22	$10.88	4,900	$8.97

At the end of fiscal years 2000 and 1999, the Company had 3,952,000 shares and 2,854,000 shares subject to exercisable options, respectively, with weighted average exercise prices of $7.82 and $6.66 per share, respectively.

Employee Stock Purchase Plan

The 1991 Employee Stock Purchase Plan (ESPP), as amended in April 2001 and April 1998, permits eligible employees to purchase up to a maximum of 2,300,000 shares of common stock of the Company at 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. During fiscal years 2001, 2000 and 1999, 240,047 shares, 297,973 shares and 217,002 shares, respectively, were issued with weighted average purchase prices of $11.57, $10.61 and $9.54 per share, respectively, under the ESPP. At November 30, 2001, approximately 973,000 shares were available and reserved for issuance under the ESPP.

Subsidiary Options Plan

Sonic Software Corporation and NuSphere Corporation, wholly-owned subsidiaries of the Company, have separate option plans for their employees. These options are granted at fair value based on valuation reports from an independent appraiser. The options vest over four years and have terms of ten years. These options are not convertible into the Company’s shares. The number of shares that may be granted under each of these option plans represents approximately 20% of the authorized shares of each subsidiary. As of November 30, 2001, no shares were vested or had been exercised under either of the plans.

Pro Forma Disclosures

The pro forma disclosures are required to be determined as if the Company had accounted for its stock-based compensation arrangements granted subsequent to November 30, 1995 under the fair value method of SFAS 123. The fair value of options and ESPP shares granted in fiscal years 2001, 2000 and 1999 reported below has been estimated at the date of grant using a Black-Scholes option valuation model with the following ranges of assumptions:

Year Ended November 30,	2001	2000	1999

Stock Purchase Plan:

Expected volatility	35.9-57.8%	42.5-61.7%	35.1-65.0%

Risk-free interest rate	2.4-5.6%	4.2-6.2%	4.1-5.4%

Expected life in years	0.9	1.6	1.1

Expected dividend yield	None	None	None

Stock Options:

Expected volatility	50.2-50.3%	47.5-49.7%	46.5-47.5%

Risk-free interest rate	4.2%-5.1%	5.9-6.8%	4.5-6.2%

Expected life in years	6.0	6.0	6.0

Expected dividend yield	None	None	None

For purposes of the pro forma disclosure, the estimated fair value of options is amortized to expense over the vesting period. Had compensation costs for options and ESPP shares been determined based on the Black-Scholes option valuation model as prescribed by SFAS 123, pro forma net income and pro forma diluted earnings per share would have been:

(In thousands, except per share data)

Year Ended November 30,	2001	2000	1999

Pro forma net income	$11,297	$27,870	$31,072

Pro forma diluted earnings per share	$0.29	$0.71	$0.79

Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2001, 2000 and 1999 was $7.35, $8.58 and $6.59 per share, respectively. The weighted average estimated fair value for shares issued under the ESPP in fiscal years 2001, 2000 and 1999 was $5.66, $6.01 and $4.43 per share, respectively.

Note 6: Retirement Plan

The Company maintains a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $1.9 million, $1.8 million and $2.5 million for fiscal years 2001, 2000 and 1999, respectively.

Note 7: Income Taxes

The components of pretax income were as follows:

(In thousands)

Year Ended November 30,	2001	2000	1999

United States	$16,540	$38,847	$37,527

Non-U.S	9,028	10,640	13,916

Total	$25,568	$49,487	$51,443

The provisions for income taxes were comprised of the following:

(In thousands)

Year Ended November 30,	2001	2000	1999

Current:

Federal	$2,585	$9,942	$11,571

State	1,510	1,996	2,109

Foreign	4,648	4,206	4,785

Total current	8,743	16,144	18,465

Deferred:

Federal	140	(254)	(1,902)

State	28	(50)	(378)

Foreign	(986)	(4)	267

Total deferred	(818)	(308)	(2,013)

Total	$7,925	$15,836	$16,452

The tax effects of significant items comprising the Company’s deferred taxes were as follows:

(In thousands)

November 30,	2001	2000

Deferred tax liabilities:

Capitalized software costs	$(81)	$(250)

Total deferred tax liabilities	(81)	(250)

Deferred tax assets:

Accounts receivable	2,427	2,435

Depreciation and amortization	2,797	2,550

Other current assets	692	1,010

Accrued compensation	1,301	1,141

Deferred revenue	2,231	2,660

Tax loss carryforwards	1,259	1,489

Accrued liabilities and other	3,516	2,921

Total deferred tax assets	14,223	14,206

Valuation allowance	(530)	(886)

Total	$13,612	$13,070

The valuation allowance applies to deferred tax assets, primarily net operating loss carryforwards, in certain foreign jurisdictions where realization is not assured. The change in the valuation allowance of $0.3 million in each of fiscal years 2001 and 2000 primarily related to the utilization of tax loss carryforwards. Noncurrent deferred taxes of $4.0 million and $3.2 million were included in other assets at November 30, 2001 and 2000, respectively.

The Company has foreign net operating loss carryforwards of $1.5 million expiring on various dates through 2006 and $2.2 million that can be carried forward indefinitely.

A reconciliation of the U.S. federal statutory rate to the effective tax rate was as follows:

Year Ended November 30,	2001	2000	1999

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%

Non-U.S	1.7	0.3	1.7

Foreign sales corporation	(5.2)	(3.6)	(4.5)

Research credits	(1.3)	(0.6)	(1.2)

State income taxes, net	5.0	2.5	2.2

Tax-exempt interest	(4.6)	(2.0)	(1.6)

Other	0.4	0.4	0.4

Total	31.0%	32.0%	32.0%

Note 8: Operating Leases

The Company leases certain facilities and equipment under noncancelable operating lease arrangements. Future minimum rental payments at November 30, 2001 under these leases are as follows:

(In thousands)

2002	$8,373

2003	7,023

2004	5,952

2005	3,480

2006	1,839

Thereafter	6,268

Total	$32,935

Total rent expense under operating lease arrangements was approximately $7.2 million, $7.2 million and $7.4 million for fiscal years 2001, 2000 and 1999, respectively.

Note 9: Litigation

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

Note 10: Business Segments and International Operations

In December 2000, the Company began conducting business through three separate operating units and a supporting research and business development unit in order to enhance the Company’s opportunities in the e-business marketplace. The first operating unit conducts business as the Progress Company and provides the Progress 4GL, WebSpeed and the Progress RDBMS products and services. The second operating unit, Sonic Software Corporation, is a provider of Web services and messaging software. The third operating unit, NuSphere Corporation, provides enhanced open source software and services. PSC Labs has responsibility for research and new business development activities.

Segment information is presented in accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods.

Based upon the aggregation criteria for segment reporting, the Company has two reportable segments: E-Business Application Development & Deployment, which includes the Progress Company, NuSphere and PSC Labs, and E-

Business Integration, which includes Sonic Software and certain Sonic-related international sales and marketing support activities within the Progress Company. The Company does not account for, or report, its assets, capital expenditures, interest income or provision for income taxes by segment. The Company has not presented the reportable segments discussed above for fiscal years 2000 and 1999 as the Company did not launch these operating units until fiscal 2001 and it is impractical to restate prior periods on this basis. The following table sets forth the Company’s revenue and income from operations from the Company’s reportable segments for fiscal 2001:

(In thousands)

	E-Business
	Application
	Development &	E-Business
	Deployment	Integration	Eliminations	Total

Revenue	$257,985	$5,286	$(1,273)	$261,998

Income (loss) from operations	$43,466	$(20,888)	$(1,273)	$21,305

Amounts included under Eliminations represent intersegment sales. Total revenue from the SonicMQ product line, generated by both segments, was $8.0 million in fiscal 2001 as compared to $2.4 million in fiscal 2000.

The Company’s revenues are derived from licensing its products, and from related services, which consist of maintenance and consulting and education. Information relating to product and service revenue from external customers is as follows:

(In thousands)

Year Ended November 30,	2001	2000	1999

Licenses	$95,253	$109,218	$131,499

Maintenance	118,628	113,760	104,230

Consulting and education	48,117	48,369	50,418

Total	$261,998	$271,347	$286,147

Revenue attributed to North America includes shipments to customers in the United States and Canada and licensing to certain multinational organizations. Revenue from Europe, Middle East and Africa (EMEA), Latin America and Asia Pacific includes shipments to customers in each region, not including certain multinational organizations, plus export shipments into each region that are billed from the United States. Information relating to revenue from external customers from different geographical areas is as follows:

(In thousands)

Year Ended November 30,	2001	2000	1999

North America	$103,684	$105,504	$111,081

EMEA	120,973	120,265	128,012

Latin America	21,173	26,081	28,577

Asia Pacific	16,168	19,497	18,477

Total	$261,998	$271,347	$286,147

Revenue from the United Kingdom totaled $32.9 million, $34.2 million and $34.0 million for fiscal years 2001, 2000 and 1999, respectively. No other country outside of the United States exceeded 10% of the Company’s consolidated total revenue in any year presented. Long-lived assets totaled $35.0 million, $34.4 million and $18.1 million in the United States and $6.0 million, $6.9 million and $7.2 million outside of the United States for fiscal years 2001, 2000 and 1999, respectively. No individual country outside of the United States exceeded 10% of the Company’s consolidated long-lived assets.

Selected Quarterly Financial Data (unaudited):

(In thousands, except per share data)

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

2001:

	Revenue	$60,239	$65,728	$66,689	$69,342

	Gross profit	44,951	49,474	49,654	51,877

	Income from operations	1,457	7,155	6,100	6,593

	Net income	1,983	5,666	4,894	5,100

	Diluted earnings per share	0.05	0.15	0.13	0.13

2000:

	Revenue	$72,131	$67,400	$65,409	$66,407

	Gross profit	55,379	51,462	49,958	51,846

	Income from operations	11,646	11,057	7,104	8,888

	Net income	9,068	9,591	6,932	8,060

	Diluted earnings per share	0.22	0.24	0.18	0.21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding executive officers set forth under the caption “Executive Officers of the Registrant” in Item 1 of this Annual Report is incorporated herein by reference.

The information regarding directors set forth under the caption “Election of Directors” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2002, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after November 30, 2001, is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “Executive Compensation” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2002, which will be filed with the SEC not later than 120 days after November 30, 2001, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “Security Ownership of Certain Holders and Management” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2002, which will be filed with the SEC not later than 120 days after November 30, 2001, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2002, which will be filed with the SEC not later than 120 days after November 30, 2001, is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements

The financial statements are set forth under Item 8 of this report on Form 10-K.

(b)  Reports on Form 8-K

PSC did not file any reports on Form 8-K during the fourth quarter of the year ended November 30, 2001.

(c)  Exhibits

Documents listed below, except for documents identified by parenthetical numbers, are being filed as exhibits. Documents identified by parenthetical numbers are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Securities Exchange Act of 1934 (the Act), reference is made to such documents as previously filed as exhibits with the SEC. PSC’s file number under the Act is 0-19417.

3.1	Restated Articles of Organization of the Company (1)

3.1.1	Articles of Amendment to Restated Articles of Organization filed on January 19, 1995 (2)

3.1.2	Articles of Amendment to Restated Articles of Organization filed on November 17, 1997 (3)

3.1.3	Articles of Amendment to Restated Articles of Organization filed on May 6, 1999 (4)

3.1.4	Articles of Amendment to Restated Articles of Organization filed on June 17, 2000 (5)

3.2	By-Laws of the Company, as amended and restated (6)

4.1	Specimen certificate for the Common Stock of the Company (7)

10.1	Amended and Restated 1984 Incentive Stock Option Plan (8)

10.2	1991 Employee Stock Purchase Plan, as amended (9)

10.3	Progress Software Corporation 401(k) Plan (10)

10.4	1992 Incentive and Nonqualified Stock Option Plan (11)

10.5	1994 Stock Incentive Plan (12)

10.6	1993 Directors’ Stock Option Plan (13)

10.7	1997 Stock Incentive Plan, as amended (14)

10.8	Employee Retention and Motivation Agreement executed by each of the Executive Officers (15)

10.9	First amendment to Employee Retention and Motivation Agreement executed by each of the Executive Officers (16)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

(2)	Incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

(3)	Incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

(4)	Incorporated by reference to Exhibit 3.1.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

(5)	Incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

(6)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 33-41223, as amended.

(8)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 33-41223, as amended.

(9)	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998.

(10)	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

(11)	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(12)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(13)	Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(14)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

(15)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

(16)	Incorporated by reference to Exhibit 10.10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1999.

(d)  Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2002.

PROGRESS SOFTWARE CORPORATION

By:	/s/ JOSEPH W. ALSOP

Joseph W. Alsop Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. ALSOP Joseph W. Alsop	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2002

/s/ NORMAN R. ROBERTSON Norman R. Robertson	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	February 25, 2002

/s/ DAVID H. BENTON, JR. David H. Benton, Jr.	Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2002

/s/ LARRY R. HARRIS Larry R. Harris	Director	February 25, 2002

/s/ ROGER J. HEINEN, JR. Roger J. Heinen, Jr.	Director	February 25, 2002

/s/ MICHAEL L. MARK Michael L. Mark	Director	February 25, 2002

/s/ ARTHUR J. MARKS Arthur J. Marks	Director	February 25, 2002

/s/ SCOTT A. MCGREGOR Scott A. McGregor	Director	February 25, 2002

/s/ AMRAM RASIEL Amram Rasiel	Director	February 25, 2002