Form 10-Q
period 2002-02-28
PROGRESS SOFTWARE CORP /MA
filed 2002-04-15
CIK 876167

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

         (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended February 28, 2002

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
Telephone Number: (781) 280-4000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

     As of April 9, 2002, there were 35,701,000 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2002

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)
February 28,		November 30,
	2002	2001

Assets
Current assets:
Cash and equivalents	$117,438	$108,337
Short-term investments	64,734	66,179
Accounts receivable (less allowances of $6,824 in 2002 and $6,333 in 2001)	47,277	54,230
Other current assets	10,010	11,067
Deferred income taxes	9,793	9,632

Total current assets	249,252	249,445

Property and equipment, net	35,479	36,990
Other assets	12,360	12,945

Total	$297,091	$299,380

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,146	$10,386
Accrued compensation and related taxes	15,856	20,146
Income taxes payable	7,821	8,886
Other accrued liabilities	9,796	10,323
Deferred revenue	68,663	64,463

Total current liabilities	110,282	114,204

Commitments and contingent liabilities
Shareholders’ equity:
Common stock, $.01 par value, and additional paid-in capital; authorized, 100,000,000 shares; issued and outstanding, 35,649,839 in 2002 and 35,621,071 shares in 2001	42,931	42,382
Retained earnings, including accumulated other comprehensive loss of $2,907 in 2002 and $2,720 in 2001	143,878	142,794

Total shareholders’ equity	186,809	185,176

Total	$297,091	$299,380

     See notes to consolidated financial statements.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)
Three Months Ended February 28,	2002	2001

Revenue:
Software licenses	$22,477	$21,834
Maintenance and services	41,771	38,405

Total revenue	64,248	60,239

Costs and expenses:
Cost of software licenses	2,882	2,387
Cost of maintenance and services	14,015	12,901
Sales and marketing	25,979	25,832
Product development	10,718	10,323
General and administrative	7,387	7,339

Total costs and expenses	60,981	58,782

Income from operations	3,267	1,457

Other income (expense):
Interest income	1,093	2,004
Foreign currency loss	(831)	(498)
Other expense	(13)	(89)

Total other income, net	249	1,417

Income before provision for income taxes	3,516	2,874
Provision for income taxes	1,055	891

Net income	$2,461	$1,983

Basic earnings per share	$0.07	$0.06
Weighted average shares outstanding (basic)	35,717	35,465

Diluted earnings per share	$0.06	$0.05
Weighted average shares outstanding (diluted)	39,400	38,391

     See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)
Three Months Ended February 28,	2002	2001

Cash flows from operating activities:
Net income	$2,461	$1,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,719	3,064
Deferred income taxes and other	(122)	(69)
Changes in operating assets and liabilities:
Accounts receivable	5,897	(6)
Other current assets	851	815
Accounts payable and accrued expenses	(6,414)	(4,162)
Income taxes payable	(534)	(4,349)
Deferred revenue	5,083	6,928

Net cash provided by operating activities	9,941	4,204

Cash flows from investing activities:
Purchases of investments available for sale	(5,155)	(7,990)
Maturities of investments available for sale	6,612	14,116
Purchase of property and equipment	(1,099)	(2,185)
Decrease in other non-current assets	254	335

Net cash provided by investing activities	612	4,276

Cash flows from financing activities:
Proceeds from issuance of common stock	2,351	2,894
Repurchase of common stock	(3,528)	(1,254)

Net cash provided by (used for) financing activities	(1,177)	1,640

Effect of exchange rate changes on cash	(275)	384

Net increase in cash and equivalents	9,101	10,504
Cash and equivalents, beginning of period	108,337	90,722

Cash and equivalents, end of period	$117,438	$101,226

     See notes to consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by Progress Software Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

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

Note 2: Revenue Recognition

     Revenue is recognized when earned. Software license revenue is recognized upon shipment of the product provided that the license fee is fixed and determinable, persuasive evidence of an arrangement exists and collection is probable. The Company does not license its software with a right of return and generally does not license its software with conditions of acceptance. If an arrangement does contain conditions of acceptance, recognition of the revenue is deferred until the acceptance criteria are met or the period of acceptance has passed. The Company generally recognizes revenue for products distributed through indirect channels, including independent software vendors, original equipment manufacturers and distributors, when sold through to the end user.

     Software licenses sold together with maintenance and/or consulting services are generally recognized upon shipment using the residual method, provided that the above criteria have been met. If payment of the software license fees is dependent upon the performance of consulting services or the consulting services are essential to the functionality of the licensed software, then both the software license and consulting fees are recognized under the percentage-of-completion method of contract accounting.

     Maintenance revenue is deferred and recognized ratably over the term of the applicable agreement. Revenue from services, primarily consulting and customer education, is generally recognized as the related services are performed.

Note 3: Income Taxes

     The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined.

Note 4: Earnings Per Share

     Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)
Three Months Ended February 28,	2002	2001

Net income	$2,461	$1,983

Weighted average shares outstanding	35,717	35,465
Dilutive impact from outstanding stock options	3,683	2,926

Diluted weighted average shares outstanding	39,400	38,391

Basic earnings per share	$0.07	$0.06

Diluted earnings per share	$0.06	$0.05

     Approximately 720,000 and 960,000 outstanding stock options were excluded from the calculation of diluted earnings per share in the three months ended February 28, 2002 and 2001, respectively, because these were anti-dilutive. However, these options could be dilutive in the future.

Note 5: Comprehensive Income

     Comprehensive income includes foreign currency translation gains and losses, net of tax, and unrealized gains and losses on investments, net of tax, that have been previously excluded from net income and reflected instead in shareholders’ equity. The following table sets forth the calculation of comprehensive income on an interim basis:

(In thousands)
Three Months Ended February 28,	2002	2001

Net income	$2,461	$1,983
Foreign currency translation adjustments	(202)	127
Unrealized holding gains on investments	15	439

Total comprehensive income	$2,274	$2,549

Note 6: Accounting Change

     Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement requires that goodwill and certain other intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142. Net income for the first three months of fiscal 2001 adjusted to exclude amortization expense, net of taxes, would have increased by $0.1 million to $2.1 million and diluted earnings per share would have remained $0.05.

     During the first three months of fiscal 2002, no goodwill was acquired, impaired or written off. At February 28, 2002, goodwill, which is included in other assets, totaled $4.0 million.

     At February 28, 2002, other acquired intangible assets, which are included in other assets, were composed primarily of purchased technology and totaled $0.7 million. All of the Company’s other acquired intangible assets are subject to amortization. Intangible assets amortization expense is estimated to be approximately $0.2 million in each of fiscal years 2002 through 2005.

Note 7: Segment Information

     The Company conducts business through three separate operating units and a supporting research and business development unit. The first operating unit conducts business as the Progress Company and provides the Progress 4GL, WebSpeed and the Progress RDBMS products and services. The second operating unit, Sonic Software Corporation, is a provider of Web services and messaging software. The third operating unit, NuSphere Corporation, provides enhanced open source software and services. PSC Labs has responsibility for research and new business development activities.

     Segment information is presented in accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods.

     Based upon the aggregation criteria for segment reporting, the Company has two reportable segments: E-Business Application Development & Deployment, which includes the Progress Company, NuSphere and PSC Labs, and E-Business Integration, which includes Sonic Software and certain Sonic-related international sales and marketing functions within the Progress Company. The Company does not account for, or report, its assets, capital expenditures, interest income or provision for income taxes by segment.

     The following table sets forth the Company’s revenue and income from operations from the Company’s reportable segments for the three months ended February 28, 2002 and 2001:

(In thousands)
	E-Business
	Application
	Development &	E-Business
	Deployment	Integration	Eliminations	Total

2002:
Revenue	$62,555	$2,194	$(501)	$64,248
Income (loss) from operations	$8,437	$(4,669)	$(501)	$3,267
2001:
Revenue	$59,587	$829	$(177)	$60,239
Income (loss) from operations	$7,404	$(5,770)	$(177)	$1,457

     Amounts included under Eliminations represent intersegment sales. Total revenue from the Sonic product line, generated by both segments, was $2.9 million in the first three months of fiscal 2002 as compared to $1.1 million in the first three months of fiscal 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by the Company or statements made by its directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “believes,” “contemplates,” “predicts,” “projects,” “continue” and other similar terminology or the negative of these terms. All such forward-looking statements, whether written or oral, are expressly qualified by the cautionary statements described in this Form 10-Q, including those set forth below under the heading “Factors That May Affect Future Results” and any other cautionary statements which may accompany the forward-looking statements. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face. The Company undertakes no obligation to update any forward-looking statements it makes.

Critical Accounting Policies

     Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company makes estimates and assumptions in the preparation of its consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates.

     The Company has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of consolidated financial statements. This listing is not a comprehensive list of all of the Company’s accounting policies. For further information regarding the application of these and other accounting policies, see the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q and Note 1 in the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2001.

     Revenue Recognition — The Company’s revenue recognition policy is significant because revenue is a key component affecting operations. In addition, revenue recognition determines the timing of certain expenses, such as commissions and bonuses. While the Company follows specific and detailed rules and guidelines related to revenue recognition, significant management judgments and estimates must be made and used in connection with the revenue recognized in any reporting period, particularly in the area of collectibility. If management used different estimates or judgments, material differences in the timing of the recognition of revenue could occur.

     Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates that the Company makes based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts would be required and would increase bad debt expense.

     Investment in Related Party — The Company holds a minority interest in a private company, whose chairman is on the Company’s board of directors. The investment totaled $1.3 million at February 28, 2002. The Company periodically considers available evidence in evaluating potential impairment of its investment. The fair value of this non-marketable investment depends on the performance of the company, as well as volatility inherent in the external markets for these types of investments. Future adverse changes in market conditions or poor operating results of the underlying company could result in losses or an inability to recover the carrying value of the investment, thereby possibly requiring an impairment charge.

     Deferred Income Taxes — The Company has a net deferred tax asset of $13.8 million at February 28, 2002. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If the Company were to determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such determination was made.

Overview

     The Company develops, markets and supports application development, deployment, integration and management software. Its core product line, Progress, is composed primarily of the Progress ProVision, Progress RDBMS, Progress WebSpeed, Progress AppServer and Progress DataServer products. In September 2001, the Company began shipping the latest major enhancement to the Progress product line, Progress Version 9.1c. The Company began commercial shipments of SonicMQ, a standards-based messaging server, in December 1999 and shipped the latest release, SonicMQ V4.0 in October 2001. Software license revenue continues to be generated primarily from internally developed products. Geographic expansion in overseas markets has been achieved through a combination of establishing offices in new markets and the acquisition of Progress-related assets of certain distributors. Over the past several years, the Company’s revenue and earnings per share have been adversely affected by the strengthening of the U.S. dollar against many of the major currencies from which a substantial portion of its international revenue is derived.

     The Company conducts business through three separate operating units and a supporting research and business development unit. The first operating unit conducts business as the Progress Company and provides the Progress product set and services for building e-business solutions. The second operating unit, Sonic Software Corporation, is a provider of Web services and messaging software. The third operating unit, NuSphere Corporation, provides enhanced open source software and services. PSC Labs is the unit that has responsibility for research and new business development activities.

Results of Operations

     The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of Total Revenue		Period-to-Period Change

			2002
			Compared
Three Months Ended February 28,	2002	2001	to 2001

Revenue:
Software licenses	35%	36%	3%
Maintenance and services	65	64	9

Total revenue	100	100	7

Costs and expenses:
Cost of software licenses	4	4	21
Cost of maintenance and services	22	22	9
Sales and marketing	40	43	1
Product development	17	17	4
General and administrative	12	12	1

Total costs and expenses	95	98	4

Income from operations	5	2	124
Other income, net	0	3	(82)

Income before provision for income taxes	5	5	22
Provision for income taxes	1	2	18

Net income	4%	3%	24

     The Company’s total revenue increased 7% from $60.2 million in the first quarter of fiscal 2001 to $64.2 million in the first quarter of fiscal 2002. Total revenue would have increased by 9% in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 if exchange rates had been constant in the first quarter of fiscal 2002 as compared to the exchange rates in effect in the first quarter of fiscal 2001.

     Total revenue derived from the Sonic product line was $2.9 million in the first quarter of fiscal 2002 as compared to $1.1 million in the first quarter of fiscal 2001. Revenue from the NuSphere product line in each period was not significant.

     Software license revenue increased 3% from $21.8 million in the first quarter of fiscal 2001 to $22.5 million in the first quarter of fiscal 2002. The increase in software license revenue in the first quarter of fiscal 2002 was primarily due to an increase in revenue from new products such as SonicMQ and higher demand from Independent Software Vendors (ISVs), companies which have written software applications utilizing Progress Software technology and which resell the Company’s products in conjunction with the sale of their applications. The software license increase was partially offset by a slight decrease in sales to direct end users accounts. Software license revenue from the Progress product set decreased year over year, primarily within development products such as Progress ProVision. In addition, the Company’s license revenue was adversely affected by the strong U.S. dollar.

     Maintenance and services revenue increased 9% from $38.4 million in the first quarter of fiscal 2001 to $41.8 million in the first quarter of fiscal 2002. The increase in maintenance and services revenue was primarily the result of growth in the Company’s installed customer base, renewal of maintenance contracts and growth in consulting revenue in Europe, Middle East and Africa (EMEA). The maintenance and services revenue increase was partially offset by a decline in consulting revenue in North America and global education revenue. The decline in North America consulting revenue was primarily due to continued delays in new engagements, fewer projects as a result of economic conditions and a slower overall market for professional services.

     Total revenue generated in markets outside North America increased 3% from $35.7 million in the first quarter of fiscal 2001 to $36.6 million in the first quarter of fiscal 2002 and represented 57% of total revenue in the first quarter of fiscal 2002 as compared to 59% in the first quarter of fiscal 2001. The increase was the result of higher revenue in EMEA, partially offset by lower revenue in the Asia Pacific and Latin America regions. Total revenue generated in markets outside North America would have represented 58% of total revenue in the first quarter of fiscal 2002 if exchange rates had been constant in the first quarter of fiscal 2002 as compared to the exchange rates in effect in the first quarter of fiscal 2001.

     The Company is planning for total revenue growth for all of fiscal 2002 in the range of 5% to 7%. The Company’s expectation for fiscal 2002 revenue growth is based on a continued stabilization of revenue from the ISV channel, the Company’s plans to generate additional software license and service revenue by focusing more of its selling efforts on end-users, projected continued growth of new products and no further strengthening of the U.S dollar. However, there can be no assurance that the Company will be successful in achieving its forecasts and plans or that other factors will not negatively impact its revenue.

     Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 21% from $2.4 million in the first quarter of fiscal 2001 to $2.9 million in the first quarter of fiscal 2002 and increased as a percentage of software license revenue from 11% to 13%. The percentage and dollar increases were primarily due to higher royalty expense for products and technologies licensed from third parties, partially offset by lower amortization expense from previously capitalized software costs. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix in a given period.

     Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 9% from $12.9 million in the first quarter of fiscal 2001 to $14.0 million in the first quarter of fiscal 2002, but remained the same percentage of maintenance and services revenue at 34%. The dollar increase was due to greater usage of third-party contractors for service engagements, partially offset by lower headcount in the professional services group. The Company’s technical support, education, and consulting staff decreased by 9% from the end of the first quarter of fiscal 2001 to the end of the first quarter of fiscal 2002.

     Sales and marketing expenses increased 1% from $25.8 million in the first quarter of fiscal 2001 to $26.0 million in the first quarter of fiscal 2002, but decreased as a percentage of total revenue from 43% to 40%. The dollar increase in sales and marketing expenses was due to a 3% increase in headcount for the sales, sales support and marketing staff and a slight increase in the level of discretionary marketing spending for trade shows, advertising campaigns, direct mail solicitations and other events. The percentage decrease was primarily due to the increase in revenue without the need for a commensurate change in sales and marketing expenses. For all of fiscal 2002, the Company is planning to increase revenue at a higher rate of growth than sales and marketing expenses. However, there can be no assurance that the Company will be successful in achieving this goal.

     Product development expenses increased 4% from $10.3 million in the first quarter of fiscal 2001 to $10.7 million in the first quarter of fiscal 2002, but remained the same percentage of total revenue at 17%. The dollar increase was primarily due to an increase in headcount and related compensation expense to support continued new product development efforts. The major product development efforts in the first quarter of fiscal 2002 primarily related to the development and enhancement of new products such as SonicXQ, SonicMQ, Fathom, Dynamics and the next release of the Company’s principal product line, Progress Version 9. The Company did not capitalize any software development costs in the first quarter of fiscal 2001 or fiscal 2002 due to the timing and stage of development of significant projects that might qualify for capitalization under the Company’s software capitalization policy. The Company increased its product development staff by 3% from the end of the first quarter of fiscal 2001 to the end of the first quarter of fiscal 2002.

     General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 1% from $7.3 million in the first quarter of fiscal 2001 to $7.4 million in the first quarter of fiscal 2002, but remained the same percentage of total revenue at 12%. The Company’s administrative staff headcount remained essentially the same from the end of the first quarter of fiscal 2001 to the end of the first quarter of fiscal 2002.

     Income from operations increased as a percentage of total revenue from 2% in the first quarter of fiscal 2001 to 5% in the first quarter of fiscal 2002. The dollar increase and the increase in operating income as a percentage of revenue were primarily due to revenue growth in the period. If the Company is able to meet its forecasted revenue target and expenses occur as planned for the remainder of the fiscal year, the Company expects operating income as a percentage of revenue to be approximately 10% for all of fiscal 2002.

     Other income decreased 82% from $1.4 million in the first quarter of fiscal 2001 to $0.2 million in the first quarter of fiscal 2002. The decrease was primarily due to lower interest income as well as higher foreign currency losses in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. The foreign currency losses in each period primarily related to premiums paid for foreign exchange option contracts, transaction gains and losses and translation losses on intercompany receivable balances. The decrease in interest income in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 was due to lower interest rates. The Company expects its average interest earned on invested cash balances to continue to be lower in fiscal 2002 as compared to the same periods of fiscal 2001 due to the year-over-year reduction in market interest rates.

     The Company’s effective tax rate was 30% in the first quarter of fiscal 2002 as compared to 31% in the first quarter of fiscal 2001. The Company expects its effective tax rate to remain at approximately 30% for all of fiscal 2002.

Liquidity and Capital Resources

     At the end of the first quarter of fiscal 2002, the Company’s cash and short-term investments totaled $182.2 million. The increase of $7.7 million since the end of fiscal 2001 resulted primarily from cash generated from operations and proceeds from stock issuances under the Company’s stock purchase plan and exercises of stock options, partially offset by capital expenditures and common stock repurchases.

     The Company generated $9.9 million in cash from operations in the first three months of fiscal 2002 and $4.2 million in the first three months of fiscal 2001. The increase in cash generated from operations in the first three months of fiscal 2002 was primarily due to higher net income and improved collections of outstanding accounts receivable.

     Accounts receivable decreased by $7.0 million from the end of fiscal 2001. This resulted in accounts receivable days sales outstanding (DSO) decreasing to 66 days at the end of the first quarter of fiscal 2002 as compared to 70 days at the end of fiscal 2001 and 75 days at the end of the first quarter of fiscal 2001. The Company targets a DSO range of 60 to 80 days.

     The Company purchased $1.1 million of property and equipment in the first three months of fiscal 2002 and $2.2 million in the first three months of fiscal 2001. The purchases consisted primarily of computer equipment and software. The Company financed these purchases primarily from cash generated from operations.

     The Company purchased and retired approximately 218,000 shares of its common stock for $3.5 million in the first three months of fiscal 2002 and approximately 85,000 shares for $1.3 million in the first three months of fiscal 2001. The Company financed these purchases primarily from cash generated from operations.

     In September 2001, the Board of Directors authorized, for the period October 1, 2001 through September 30, 2002, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times when the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans. At February 28, 2002, approximately 9,700,000 shares of common stock remained available for repurchase under this authorization.

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

     The Company’s only significant long-term financial commitment relates to operating lease obligations. Future annual minimum rental lease payments are detailed in Note 8 of the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2001.

     The Company believes that existing cash balances together with funds generated from operations will be sufficient to finance the Company’s operations and meet its foreseeable cash requirements (including planned capital expenditures and lease commitments) through at least the next twelve months.

Accounting Change

     Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement requires that goodwill and certain other intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142. Net income for the first three months of fiscal 2001 adjusted to exclude amortization expense, net of taxes, would have increased by $0.1 million to $2.1 million and diluted earnings per share would have remained $0.05.

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

Global Economic Conditions

     The global economic environment and the current business climate may impact the Company’s revenue in the near-term. Various economic indicators and analysts do not predict an increase in demand for capital spending, especially within the technology sector, within the near future. If customers’ buying patterns, such as lengthier decision-making processes, timing of expected deliveries and timing of new projects, change due to worsening economic conditions, there will be a material adverse effect on the Company’s business and its financial results.

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

Distribution Channels and New Markets

     Future results also depend upon the Company’s continued successful distribution of its products through its ISV channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. ISVs utilize technology from the Company to create their applications and resell the Company’s products along with their own applications. While revenue from the ISV channel grew in the first three months of fiscal 2002, such revenue experienced a year-over-year decrease in fiscal 2001. If this negative revenue trend were to reoccur in the remainder of fiscal 2002, the Company’s business and operating results would be adversely affected. Any other adverse effect on the ISVs’ businesses related to competition, pricing and other factors could also have a material adverse effect on the Company’s business, financial condition and operating results.

     The Company expects to devote significant resources to enable its ISVs to move their applications to the Internet and the Application Service Provider (ASP) distribution model by providing a combination of technology, professional services and partnerships. The ASP distribution model enables ISVs to rent their business applications to end-user organizations over the Internet or through other thin-client technologies. The ASP market continues to evolve. There can be no assurance that the ASP model will become a viable market for business applications or that the Company will be successful in penetrating this new market.

     NuSphere has and continues to develop a set of products and services for the open source market. The success of an open source business model, which gives customers the right to freely copy and distribute software, is unproven. Few open source software products have gained widespread commercial acceptance, partly due to the lack of viable open source industry participants to offer adequate service and support on a long-term basis. In addition, open source vendors are not able to provide industry standard warranties and indemnities for their products, since largely independent parties over whom open source vendors exercise no control or supervision have developed these products. There can be no assurance that NuSphere will be successful in building a sustainable business model or that the enhanced open source products provided by NuSphere will attain sufficient market acceptance to support such a business.

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

International Operations

     Revenue generated outside of North America represented 57% of the Company’s total revenue in the first three months of fiscal 2002 and 59% in the first three months of fiscal 2001. Because a majority of the Company’s total revenue is derived from international operations that are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company’s results of operations and financial position. There can be no assurance that the Company’s currency hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company’s business could be adversely affected.

     Other potential risks inherent in the Company’s international business generally include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, economic instability in emerging markets and potentially adverse tax consequences. Any one of these factors could adversely impact the success of the Company’s international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company’s future international operations, and, consequently, on the Company’s business, financial condition and operating results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. The Company has established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency exchange rates.

     Exposure to market rate risk for changes in interest rates relates to the Company’s investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high-quality issuers and has policies limiting, among other things, the amount of credit exposure to any one issuer. The Company limits default risk by purchasing only investment-grade securities. The Company’s investments have an average remaining maturity of less than two years and are primarily fixed-rate instruments. In addition, the Company has classified all its debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows would be immaterial, although the actual effects may differ materially from the hypothetical analysis.

     The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are generally recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at February 28, 2002 was $50.8 million. Unrealized market value gains on such contracts were immaterial at February 28, 2002. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 6% and the Company’s net income would be adversely affected by approximately 20% (excluding any offsetting positive impact, if any, from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

None

b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended February 28, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: April 12, 2002	/s/ Joseph W. Alsop ——————————————————— Joseph W. Alsop Chief Executive Officer (Principal Executive Officer)

Dated: April 12, 2002	/s/ Norman R. Robertson ——————————————————— Norman R. Robertson Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: April 12, 2002	/s/ David H. Benton, Jr. ——————————————————— David H. Benton, Jr. Vice President and Corporate Controller (Principal Accounting Officer)