Form 10-Q
period 2002-05-31
PROGRESS SOFTWARE CORP /MA
filed 2002-07-15
CIK 876167

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the Quarterly Period Ended May 31, 2002

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
Telephone Number: (781) 280-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes    X            No

As of July 9, 2002, there were 36,160,000 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MAY 31, 2002

PART 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Consolidated Balance Sheets (unaudited)

(In thousands, except share data)
	May 31,	November 30,
	2002	2001

Assets Current assets:
Cash and equivalents	$124,530	$108,337
Short-term investments	66,591	66,179
Accounts receivable (less allowances of $7,408 in 2002 and $6,333 in 2001)	46,085	54,230
Other current assets	11,827	11,067
Deferred income taxes	9,845	9,632

Total current assets	258,878	249,445

Property and equipment, net	36,200	36,990
Other assets	11,473	12,945

Total	$306,551	$299,380

Liabilities and Shareholders’ Equity Current liabilities:
Accounts payable	$8,811	$10,386
Accrued compensation and related taxes	17,446	20,146
Income taxes payable	8,843	8,886
Other accrued liabilities	9,653	10,323
Deferred revenue	69,096	64,463

Total current liabilities	113,849	114,204

Commitments and contingent liabilities Shareholders’ equity:
Common stock, $.01 par value, and additional paid-in capital; authorized, 100,000,000 shares; issued and outstanding, 35,733,586 in 2002 and 35,621,071 shares in 2001	43,960	42,382
Retained earnings, including accumulated other comprehensive loss of $2,771 in 2002 and $2,720 in 2001	148,742	142,794

Total shareholders’ equity	192,702	185,176

Total	$306,551	$299,380

See notes to condensed consolidated financial statements.

Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)
	Three Months Ended May 31,		Six Months Ended May 31,

	2002	2001	2002	2001

Revenue:
Software licenses	$23,023	$24,266	$45,500	$46,100
Maintenance and services	44,279	41,462	86,050	79,867

Total revenue	67,302	65,728	131,550	125,967

Costs and expenses:
Cost of software licenses	2,586	2,760	5,468	5,147
Cost of maintenance and services	14,126	13,494	28,141	26,395
Sales and marketing	24,456	24,864	50,435	50,696
Product development	10,563	10,393	21,281	20,716
General and administrative	7,153	7,062	14,540	14,401

Total costs and expenses	58,884	58,573	119,865	117,355

Income from operations	8,418	7,155	11,685	8,612

Other income (expense):
Interest income	1,121	1,748	2,214	3,752
Investment impairment charge	(1,000)	—	(1,000)	—
Foreign currency losses	(346)	(711)	(1,177)	(1,209)
Other	38	19	25	(70)

Total other income (expense), net	(187)	1,056	62	2,473

Income before provision for income taxes	8,231	8,211	11,747	11,085
Provision for income taxes	2,469	2,545	3,524	3,436

Net income	$5,762	$5,666	$8,223	$7,649

Earnings per share:
Basic	$0.16	$0.16	$0.23	$0.22
Diluted	$0.15	$0.15	$0.21	$0.20

Weighted average shares outstanding:
Basic	35,749	35,347	35,733	35,406
Diluted	39,117	38,144	39,259	38,268

     See notes to condensed consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)
	Six Months Ended May 31,

	2002	2001

Cash flows from operating activities:
Net income	$8,223	$7,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,358	6,022
Investment impairment charge	1,000	—
Deferred income taxes and other	(172)	35
Changes in operating assets and liabilities:
Accounts receivable	8,887	2,218
Other current assets	(804)	394
Accounts payable and accrued expenses	(4,961)	(4,558)
Income taxes payable	1,060	(3,465)
Deferred revenue	3,638	8,717

Net cash provided by operating activities	22,229	17,012

Cash flows from investing activities:
Purchases of investments available for sale	(12,916)	(17,931)
Maturities of investments available for sale	12,356	17,253
Purchases of property and equipment	(3,961)	(4,375)
Capitalized software costs	—	(96)
Increase in other non-current assets	(19)	(89)

Net cash used for investing activities	(4,540)	(5,238)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,838	6,362
Repurchase of common stock	(6,683)	(8,457)

Net cash used for financing activities	(1,845)	(2,095)

Effect of exchange rate changes on cash	349	(2,228)

Net increase in cash and equivalents	16,193	7,451
Cash and equivalents, beginning of period	108,337	90,722

Cash and equivalents, end of period	$124,530	$98,173

See notes to condensed consolidated financial statements.

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

Note 4: Investment in Related Party

The Company holds a minority interest in EasyAsk, Inc., a privately-held software company whose chairman is on the board of directors of the Company. In the second quarter of fiscal 2002, the Company recorded an impairment charge of $1.0 million related to this investment. The Company regularly monitors the carrying value of its investment in EasyAsk. Recent events and market conditions indicated that a decline in the value of the investment was other than temporary. EasyAsk is in the process of completing its next round of financing and based on the expected valuation, the Company wrote down the carrying amount of its investment to the estimated fair value. The investment was valued at $0.3 million at May 31, 2002 and is included in other assets.

Note 5: Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)
Three Months Ended May 31,	2002	2001

Net income	$5,762	$5,666

Weighted average shares outstanding	35,749	35,347
Dilutive impact from outstanding stock options	3,368	2,797

Diluted weighted average shares outstanding	39,117	38,144

Basic earnings per share	$0.16	$0.16

Diluted earnings per share	$0.15	$0.15

(In thousands, except per share data)
Six Months Ended May 31,	2002	2001

Net income	$8,223	$7,649

Weighted average shares outstanding	35,733	35,406
Dilutive impact from outstanding stock options	3,526	2,862

Diluted weighted average shares outstanding	39,259	38,268

Basic earnings per share	$0.23	$0.22

Diluted earnings per share	$0.21	$0.20

Approximately 730,000 and 850,000 outstanding stock options were excluded from the calculation of diluted earnings per share in the three months ended May 31, 2002 and 2001, respectively, because these were anti-dilutive. However, these options could be dilutive in the future.

Note 6: Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses, net of tax, and unrealized gains and losses on investments and hedging contracts, net of tax, that have been previously excluded from net income and reflected instead in shareholders’ equity. The following table sets forth the calculation of comprehensive income on an interim basis:

(In thousands)
Three Months Ended May 31,	2002	2001

Net income	$5,762	$5,666
Foreign currency translation adjustments	(192)	(424)
Unrealized losses on foreign exchange hedging contracts	(315)	—
Unrealized holding gains on investments	529	74

Total comprehensive income	$5,784	$5,316

(In thousands)
Six Months Ended May 31,	2002	2001

Net income	$8,223	$7,649
Foreign currency translation adjustments	(280)	(297)
Unrealized losses on foreign exchange hedging contracts	(315)	—
Unrealized holding gains on investments	544	513

Total comprehensive income	$8,172	$7,865

Note 7: Accounting Change

Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires completion of a two-step transitional goodwill impairment test. In connection with the completion of the first step of its transitional analysis, the Company assigned goodwill to two reporting units, both of which are included in the E-Business Application Development & Deployment segment. Completion of the first step of the Company’s analysis did not indicate impairment as the fair value of each reporting unit exceeded its carrying amount, which includes goodwill. As the first step did not indicate that any impairment existed, completion of the second step was not required. The Company will assess the impairment of goodwill on an annual basis or if other indicators of impairment arise.

Net income for the first six months of fiscal 2001, if adjusted to exclude amortization expense, net of taxes, would have increased by $0.2 million to $7.8 million and diluted earnings per share would have increased by $0.01 to $0.21.

During the first six months of fiscal 2002, no goodwill was acquired, impaired or written off. At May 31, 2002, goodwill, which is included in other assets, totaled approximately $4.0 million.

At May 31, 2002, other acquired intangible assets, which are included in other assets and are all subject to amortization, were composed primarily of purchased technology and totaled $0.7 million (net of accumulated amortization of $0.2 million). These intangible assets are being amortized over an estimated useful life of three to four years with no expected residual value. Amortization expense related to these intangible assets was $0.1 million for the six months ended May 31, 2002 and is estimated to be approximately $0.1 million for the remainder of fiscal 2002 and $0.2 million in each of fiscal years 2003 through 2005.

Note 8: Segment Information

The Company conducts business through three separate operating units and a supporting research and business development unit. The first operating unit conducts business as the Progress Company and provides OpenEdge, an e-business platform that includes the Progress RDBMS. The second operating unit, Sonic Software Corporation, is a provider of Web services and messaging software. The third operating unit, NuSphere Corporation, provides enhanced open source software and services. PSC Labs has responsibility for research and new business development activities.

Segment information is presented in accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods.

Based upon the aggregation criteria for segment reporting, the Company has two reportable segments: E-Business Application Development & Deployment, which includes the Progress Company, NuSphere and PSC Labs, and E-Business Integration, which includes Sonic Software and certain Sonic-related international sales and marketing functions within the Progress Company. The Company does not internally report its assets, capital expenditures, interest income or provision for income taxes by segment.

The following table sets forth the Company’s revenue and income from operations from the Company’s reportable segments on an interim basis:

(In thousands)
	E-Business
	Application
	Development &	E-Business
Three Months Ended May 31:	Deployment	Integration	Eliminations	Total

2002:
Revenue	$64,291	$3,447	$(436)	$67,302
Income (loss) from operations	$13,050	$(4,196)	$(436)	$8,418
2001:
Revenue	$64,835	$1,117	$(224)	$65,728
Income (loss) from operations	$13,339	$(5,960)	$(224)	$7,155

(In thousands)
	E-Business
	Application
	Development &	E-Business
Six Months Ended May 31:	Deployment	Integration	Eliminations	Total

2002:
Revenue	$126,846	$5,641	$(937)	$131,550
Income (loss) from operations	$21,487	$(8,865)	$(937)	$11,685
2001:
Revenue	$124,422	$1,946	$(401)	$125,967
Income (loss) from operations	$20,743	$(11,730)	$(401)	$8,612

Amounts included under Eliminations represent intersegment sales. Total revenue from the Sonic product line, generated by both segments, was $7.2 million in the first six months of fiscal 2002 as compared to $2.9 million in the first six months of fiscal 2001.

Note 9: 2002 Nonqualified Stock Plan

In June 2002, the Board of Directors approved and adopted the 2002 Nonqualified Stock Plan, for which the approval of shareholders is not required. The total number of shares authorized for issuance under the plan is 3,500,000. Executive officers and directors are not eligible for awards under this plan. Awards under the plan may include non-qualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights.

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

The Company has identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of consolidated financial statements. This listing is not a comprehensive list of all of the Company’s accounting policies. For further information regarding the application of these and other accounting policies, see the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q and Note 1 in the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2001.

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

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates that the Company makes based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the Company used different estimates, or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts would be required and would increase bad debt expense.

Investment in Related Party — The Company holds a minority interest in EasyAsk, Inc., a privately-held software company whose chairman is on the board of directors of the Company. In the second quarter of fiscal 2002, the Company recorded an impairment charge of $1.0 million related to this investment. The investment was valued at $0.3 million at May 31, 2002. The Company periodically considers available evidence in evaluating potential impairment of its investment in EasyAsk. Because no public market exists for this investment, the Company estimates its value based on potential financing valuations, the anticipated future performance of the company, as well as the external markets for these types of investments. If these estimates prove to be inaccurate, or in the event of future adverse changes in market conditions or poor operating results of the underlying company, an inability to recover the remaining carrying value of the investment could result, thereby possibly requiring an additional impairment charge.

Deferred Income Taxes — The Company has a net deferred tax asset of $14.2 million at May 31, 2002. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If the Company were to change its assumptions or otherwise determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

Overview

The Company develops, markets and supports application development, deployment, integration and management software. Its core product line, Progress, is composed primarily of the Progress ProVision, Progress RDBMS, Progress WebSpeed, Progress AppServer and Progress DataServer products. In May 2002, the Company began shipping the latest release of its Progress product line, Progress Version 9.1D. The Company began commercial shipments of the Sonic product line in December 1999 and shipped the latest release of SonicMQ in October 2001 and released SonicXQ in December 2001. Software license revenue continues to be generated primarily from internally developed products. The Company also resells, in connection with its own software, third-party products for reporting and business intelligence solutions. Geographic expansion in overseas markets has been achieved through a combination of establishing offices in new markets and the acquisition of Progress-related assets of certain distributors. Over the past several years, the Company’s revenue and earnings per share have been adversely affected by the strengthening of the U.S. dollar against many of the major currencies from which a substantial portion of its international revenue is derived.

The Company conducts business through three separate operating units and a supporting research and business development unit. The first operating unit conducts business as the Progress Company and provides OpenEdge, an e-business platform that includes the Progress RDBMS. The second operating unit, Sonic Software Corporation, is a provider of Web services and messaging software. The third operating unit, NuSphere Corporation, provides enhanced open source software and services. PSC Labs is the unit that has responsibility for research and new business development activities.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of Total Revenue				Period-to-Period Change

	Three Months Ended		Six Months Ended
					Three	Six
	May 31,	May 31,	May 31,	May 31,	Month	Month
	2002	2001	2002	2001	Period	Period

Revenue:
Software licenses	34%	37%	35%	37%	(5)%	(1)%
Maintenance and services	66	63	65	63	7	8

Total revenue	100	100	100	100	2	4

Costs and expenses:
Cost of software licenses	4	4	4	4	(6)	6
Cost of maintenance and services	21	20	21	21	5	7
Sales and marketing	36	38	39	40	(2)	(1)
Product development	16	16	16	17	2	3
General and administrative	10	11	11	11	1	1

Total costs and expenses	87	89	91	93	1	2

Income from operations	13	11	9	7	18	36
Other income	(1)	1	0	2	(118)	(97)

Income before provision for taxes	12	12	9	9	0	6
Provision for income taxes	3	3	3	3	(3)	3

Net income	9%	9%	6%	6%	2%	8%

The Company’s total revenue increased 2% from $65.7 million in the second quarter of fiscal 2001 to $67.3 million in the second quarter of fiscal 2002. Total revenue would have increased by 3% in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 if exchange rates had been constant in the second quarter of fiscal 2002 as compared to the exchange rates in effect in the second quarter of fiscal 2001.

The Company’s total revenue increased 4% from $126.0 million in the first six months of fiscal 2001 to $131.6 million in the first six months of fiscal 2002. On a constant currency basis, total revenue for the first six months of fiscal 2002 would have increased by 6%.

Total revenue derived from the Sonic product line increased from $1.8 million in the second quarter of fiscal 2001 to $4.3 million in the second quarter of fiscal 2002 and increased from $2.9 million in the first six months of fiscal 2001 to $7.2 million in the first six months of fiscal 2002. The Sonic product line revenue total for the second quarter of fiscal 2002 included the recognition of $1.8 million of deferred license revenue related to the expiration of one contract signed in a previous year. Revenue from the NuSphere product line in each period was not significant.

Software license revenue decreased 5% from $24.3 million in the second quarter of fiscal 2001 to $23.0 million in the second quarter of fiscal 2002. Software license revenue decreased 1% from $46.1 million in the first six months of fiscal 2001 to $45.5 million in the first six months of fiscal 2002. The decrease in software license revenue in the second quarter and first six months of fiscal 2002 was primarily due to a decline in sales to direct end user accounts, partially offset by an increase in revenue from Independent Software Vendors (ISVs), companies which have written software applications utilizing Progress Software technology and which resell the Company’s products in conjunction with the sale of their applications. Software license revenue from the Progress product set decreased year over year, primarily within the database product and development products such as Progress ProVision. This decrease was partially offset by increases in revenue from new products such as the Sonic product line. In addition, the Company’s license revenue was adversely affected by the year-over-year strengthening of the U.S. dollar.

Maintenance and services revenue increased 7% from $41.5 million in the second quarter of fiscal 2001 to $44.3 million in the second quarter of fiscal 2002. Maintenance and services revenue increased 8% from $79.9 million in the first six months of fiscal 2001 to $86.1 million in the first six months of fiscal 2002. The increase in maintenance and services revenue was primarily the result of growth in the Company’s installed customer base, renewal of maintenance contracts and growth in consulting revenue in the Europe, Middle East and Africa (EMEA) region. The maintenance and services revenue increase was partially offset by a decline in global education revenue and a decline in consulting revenue in North America and Asia Pacific. The decline in North America and Asia Pacific consulting revenue was primarily due to delays in new engagements, fewer projects as a result of economic conditions and a slower overall market for professional services.

Total revenue generated in markets outside North America increased 3% from $40.1 million in the second quarter of fiscal 2001 to $41.1 million in the second quarter of fiscal 2002 and represented 61% of total revenue in the second quarter of fiscal 2002, the same as in the second quarter of fiscal 2001. The dollar increase in revenue was the result of higher revenue in EMEA, partially offset by lower amounts from the Asia Pacific and Latin American regions. Total revenue generated in markets outside North America would have remained at 61% of total revenue in the second quarter of fiscal 2002 if exchange rates had been constant in the second quarter of fiscal 2002 as compared to the exchange rates in effect in the second quarter of fiscal 2001.

Total revenue generated in markets outside North America increased 3% from $75.8 million in the first six months of fiscal 2001 to $77.8 million in the first six months of fiscal 2002. Such revenue represented 59% of total revenue in the first six months of fiscal 2002 as compared to 60% in the first six months of fiscal 2001. Total revenue generated in markets outside North America would have represented 60% of total revenue in the first six months of fiscal 2002 if exchange rates had been constant as compared to the exchange rates in effect in the first six months of fiscal 2001.

The Company is planning for total revenue growth for all of fiscal 2002 in the range of 4% to 6%. The Company’s expectation for fiscal 2002 revenue growth is based on a continued growth of revenue from the ISV channel, the Company’s plans to generate additional software license and service revenue by focusing more of its selling efforts on end users, continued growth of new products and no strengthening of the U.S dollar. However, there can be no assurance that the Company will be successful in achieving its forecasts and plans or that other factors will not negatively impact its revenue.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses decreased 6% from $2.8 million in the second quarter of fiscal 2001 to $2.6 million in the second quarter of fiscal 2002 and remained approximately the same percentage of software license revenue at 11%. Cost of software licenses increased 6% from $5.1 million in the first six months of fiscal 2001 to $5.5 million in the first six months of fiscal 2002 and increased as a percentage of software license revenue from 11% to 12%. The percentage and dollar increases for the six month periods were primarily due to higher royalty expense for products and technologies licensed from third parties, partially offset by lower amortization expense from previously capitalized software costs. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix in a given period.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 5% from $13.5 million in the second quarter of fiscal 2001 to $14.1 million in the second quarter of fiscal 2002, but decreased as a percentage of maintenance and services revenue from 33% to 32%. Cost of maintenance and services increased 7% from $26.4 million in the first six months of fiscal 2001 to $28.1 million in the first six months of 2002 and remained approximately the same percentage of maintenance and services revenue at 33%. The dollar increase was due to greater usage of third-party contractors for service engagements, partially offset by lower headcount in the professional services group. The Company’s technical support, education, and consulting headcount decreased by 10% from the end of the second quarter of fiscal 2001 to the end of the second quarter of fiscal 2002.

Sales and marketing expenses decreased 2% from $24.9 million for the second quarter of fiscal 2001 to $24.5 million in the second quarter of fiscal 2002 and decreased as a percentage of total revenue from 38% to 36%. Sales and marketing expenses decreased 1% from $50.7 million in the first six months of fiscal 2001 to $50.4 million in the first six months of fiscal 2002 and decreased as a percentage of total revenue from 40% to 39%. The dollar decrease in sales and marketing expenses was due to a 4% decrease in the sales, sales support and marketing headcount, partially offset by a slight increase in the level of discretionary marketing spending for trade shows, advertising campaigns, direct mail solicitations and other events. The percentage decrease was primarily due to the increase in revenue without the need for a commensurate change in sales and marketing expenses. For all of fiscal 2002, the Company expects to increase revenue at a higher rate of growth than sales and marketing expenses. However, there can be no assurance that the Company will be successful in achieving this goal.

Product development expenses increased 2% from $10.4 million in the second quarter of fiscal 2001 to $10.6 million in the second quarter of fiscal 2002, but remained the same percentage of total revenue at 16%. Product development expenses increased 3% from $20.7 million in the first six months of fiscal 2001 to $21.3 million in the first six months of fiscal 2002, but decreased as a percentage of total revenue from 17% to 16%. The dollar increase was primarily due to an increase in compensation-related expenses and greater use of outside contractors. The major product development efforts in the second quarter of fiscal 2002 primarily related to the development and enhancement of new products such as SonicXQ, SonicMQ, Fathom, Dynamics and the next release of the Company’s principal product line, Progress Version 9. Software development costs capitalized in each period of fiscal 2001 and fiscal 2002 were insignificant due to the timing and stage of development of projects that might qualify for capitalization under the Company’s software capitalization policy. The Company’s product development headcount remained approximately the same from the end of the second quarter of fiscal 2001 to the end of the second quarter of fiscal 2002.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 1% from $7.1 million in the second quarter of fiscal 2001 to $7.2 million in the second quarter of fiscal 2002, but decreased as a percentage of total revenue from 11% to 10%. General and administrative expenses increased 1% from $14.4 million in the first six months of fiscal 2001 to $14.5 million in the first six months of fiscal 2002, but remained the same percentage of total revenue at 11%. The Company’s administrative headcount decreased 3% from the end of the second quarter of fiscal 2001 to the end of the second quarter of fiscal 2002.

Income from operations increased as a percentage of total revenue from 11% in the second quarter of fiscal 2001 to 13% in the second quarter of fiscal 2002 and from 7% in the first six months of fiscal 2001 to 9% in the first six months of fiscal 2002. The increase in operating income as a percentage of revenue was primarily due to revenue growth in the period. If the Company is able to meet its forecasted revenue target and expenses occur as planned for the remainder of the fiscal year, the Company expects operating income as a percentage of revenue to be approximately 10% for all of fiscal 2002.

Other income decreased 118% from $1.1 million in the second quarter of fiscal 2001 to ($0.2) million in the second quarter of fiscal 2002. Other income decreased 97% from $2.5 million in the first six months of fiscal 2001 to $0.1 million in the first six months of fiscal 2002. The decrease was primarily due to the noncash impairment charge of $1.0 million related to the Company’s investment in a related party, EasyAsk, Inc., lower interest income and, to a lesser extent, higher foreign currency losses in fiscal 2002 as compared to fiscal 2001. The Company regularly monitors the carrying value of its investment in EasyAsk. Recent events and market conditions indicated that a decline in the value of the investment was other than temporary. EasyAsk is in the process of completing its next round of financing and based on the expected valuation, the Company wrote down the carrying amount of its investment to the estimated fair value. The foreign currency losses in each period primarily related to premiums paid for foreign exchange option contracts, transaction gains and losses and translation losses on intercompany receivable balances. The decrease in interest income in the second quarter of fiscal 2002 as compared to the second quarter of fiscal 2001 was due to lower interest rates. The Company expects its average interest earned on invested cash balances to continue to be lower in fiscal 2002 as compared to the same periods of fiscal 2001 due to the year-over-year reduction in market interest rates.

The Company’s effective tax rate was 30% in the second quarter and first six months of fiscal 2002 as compared to 31% in the second quarter and first six months of fiscal 2001. The Company expects its effective tax rate to remain at approximately 30% for all of fiscal 2002.

Liquidity and Capital Resources

At the end of the second quarter of fiscal 2002, the Company’s cash and short-term investments totaled $191.1 million. The increase of $16.6 million since the end of fiscal 2001 resulted primarily from cash generated from operations and proceeds from stock issuances under the Company’s stock purchase plan and exercises of stock options, partially offset by capital expenditures and common stock repurchases.

The Company generated $22.2 million in cash from operations in the first six months of fiscal 2002 and $17.0 million in the first six months of fiscal 2001. The increase in cash generated from operations in the first six months of fiscal 2002 was primarily due to higher net income and improved collections of outstanding accounts receivable.

Accounts receivable decreased by $8.1 million from the end of fiscal 2001. This resulted in accounts receivable days sales outstanding (DSO) decreasing to 62 days at the end of the second quarter of fiscal 2002 as compared to 63 days at the end of the second quarter of fiscal 2001 and 70 days at the end of fiscal 2001. The Company targets a DSO range of 60 to 80 days.

The Company purchased $4.0 million of property and equipment in the first six months of fiscal 2002 and $4.4 million of property and equipment in the first six months of fiscal 2001. The purchases consisted primarily of computer equipment and software. The Company financed these purchases primarily from cash generated from operations.

The Company purchased and retired approximately 408,000 shares of its common stock for $6.7 million in the first six months of fiscal 2002 and approximately 614,000 shares of its common stock for $8.5 million in the first six months of fiscal 2001. The Company financed these purchases primarily from cash generated from operations.

In September 2001, the Board of Directors authorized, for the period October 1, 2001 through September 30, 2002, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times when the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans. At May 31, 2002, approximately 9,500,000 shares of common stock remained available for repurchase under this authorization.

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

Accounting Change

Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires completion of a two-step transitional goodwill impairment test. In connection with the completion of the first step of its transitional analysis, the Company assigned goodwill to two reporting units. Completion of the first step of the Company’s analysis did not indicate impairment as the fair value of each reporting unit exceeded its carrying amount, which includes goodwill. As the first step did not indicate that any impairment existed, completion of the second step was not required. The Company will assess the impairment of goodwill on an annual basis or if other indicators of impairment arise.

Net income for the first six months of fiscal 2001, if adjusted to exclude amortization expense, net of taxes, would have increased by $0.2 million to $7.8 million and diluted earnings per share would have increased by $0.01 to $0.21.

Factors That May Affect Future Results

The Company operates in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond the Company’s control. The following discussion highlights some of these risks.

Fluctuations in Revenue and Quarterly Results — The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors. Some of these factors include changes in demand for the Company’s products, introduction, enhancement or announcement of products by the Company and its competitors, market acceptance of new products, the growth rates of certain market segments including messaging, size and timing of significant orders, budgeting cycles of customers, mix of distribution channels, mix of products and services sold, mix of international and North American revenues, fluctuations in currency exchange rates, changes in the level of operating expenses, changes in the Company’s sales incentive plans, customer order deferrals in anticipation of new products announced by the Company or its competitors and general economic conditions. Revenue forecasting is uncertain, in large part, because the Company generally ships its products shortly after receipt of orders. Most of the Company’s expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in the Company’s revenue, or failure to achieve the anticipated rate of growth, would have a material adverse effect on the profitability of the Company.

Global Economic Conditions — The global economic environment and the current business climate is likely to impact the Company’s revenue and net income in the near-term. Various economic indicators and analysts do not predict an increase in demand for capital spending, especially within the technology sector, within the near future. If customers’ buying patterns, such as lengthier decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to worsening economic conditions, there will be a material adverse effect on the Company’s business and its financial results.

Products — Ongoing enhancements to the Progress product set and Sonic product set will be required to enable the Company to maintain its competitive position. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Delays in the release of enhancements could have a material adverse effect on the Company’s business, financial condition and operating results.

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

Rapid Technological Change — Overlaying the risks associated with the Company’s existing products and enhancements are ongoing technological developments and rapid changes in customer requirements. The Company’s future success will depend upon its ability to develop and introduce in a timely manner new products that take advantage of technological advances and respond to new customer requirements. The Company is currently developing new products intended to help organizations meet the future needs of application developers. The development of new products is increasingly complex and uncertain, which increases the risk of delays. There can be no assurance that the Company will be successful in developing new products incorporating new technology on a timely basis, or that its new products will adequately address the changing needs of the marketplace.

Future Acquisitions — As part of its business strategy, the Company has made and expects to continue to make acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from the Company’s ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on the Company’s business, financial condition and operating results. Consideration paid for future acquisitions, if any, could be in the form of cash, stock or a combination thereof. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

Distribution Channels and New Markets — Future results also depend upon the Company’s continued successful distribution of its products through its ISV channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. ISVs utilize technology from the Company to create their applications and resell the Company’s products along with their own applications. While revenue from the ISV channel increased in the first six months of fiscal 2002, such revenue experienced a year-over-year decrease in fiscal 2001. If this negative revenue trend were to reoccur in the remainder of fiscal 2002, the Company’s business and operating results would be adversely affected. Any other adverse effect on the ISVs’ businesses related to competition, pricing and other factors could also have a material adverse effect on the Company’s business, financial condition and operating results.

The Company is devoting significant resources to enable its ISVs to move their applications to the Internet and the Application Service Provider (ASP) distribution model by providing a combination of technology, professional services and partnerships. The ASP distribution model enables ISVs to rent their business applications to end-user organizations over the Internet or through other thin-client technologies. The ASP market continues to evolve. There can be no assurance that the ASP model will become a viable market for business applications or that the Company will be successful in penetrating this new market.

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

Competition — The Company experiences significant competition from a variety of sources with respect to the marketing and distribution of its products. Many of these competitors have greater financial, marketing or technical resources than the Company and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than can the Company. Increased competition could make it more difficult for the Company to maintain its market presence. The marketplace for new products is intensely competitive and characterized by low barriers to entry. As a result, new competitors possessing technological, marketing or other competitive advantages may emerge and rapidly acquire market share.

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

International Operations — Revenue generated outside of North America represented 59% of the Company’s total revenue in the first six months of fiscal 2002 and 60% in the first six months of fiscal 2001. Because a majority of the Company’s total revenue is derived from international operations that are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company’s results of operations and financial position. There can be no assurance that the Company’s currency hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company’s business could be adversely affected.

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

Hiring and Retention of Skilled Employees — The Company’s future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. There is significant competition for such personnel in the software industry. There can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to successfully develop new and enhanced products and to continue to grow and operate profitably.

Intellectual Property and Proprietary Rights — The Company’s success is heavily dependent upon its proprietary software technology. The Company relies principally on a combination of contract provisions and copyright, trademark, patent and trade secret laws to protect its proprietary technology. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company’s products is difficult. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology.

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

Third-Party Technology — The Company also utilizes certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company’s products to perform key functions. There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all.

Stock Price Volatility — The market price of the Company’s common stock, like that of other technology companies, is highly volatile and is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors. The Company’s stock price may also be affected by broader market trends unrelated to the Company’s performance.

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

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are generally recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at May 31, 2002 was $50.8 million. Unrealized market value gains on such contracts were immaterial at May 31, 2002. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 6% and the Company’s net income would be adversely affected by approximately 20% (excluding any offsetting positive impact, if any, from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on April 19, 2002, the shareholders voted on the items described below:

•	To elect the following seven directors: Joseph W. Alsop, Larry R. Harris, Roger J. Heinen, Jr., Michael L. Mark, Arthur J. Marks, Scott A. McGregor and Amram Rasiel:

NOMINEE	FOR	WITHHOLD AUTHORITY

Joseph W. Alsop	27,129,236	4,748,592
Larry R. Harris	31,373,362	504,466
Roger J. Heinen, Jr.	31,374,062	503,766
Michael L. Mark	30,790,562	1,087,266
Arthur J. Marks	25,101,386	6,776,442
Scott A. McGregor	31,374,162	503,666
Amram Rasiel	31,371,912	505,916

•	To act upon a proposal to amend the Company’s 1997 Stock Incentive Plan to increase the maximum number of shares that may be issued under such plan from 7,540,000 shares to 11,040,000 shares:

Affirmative	Negative	Votes	Broker
Votes Cast	Votes Cast	Abstaining	Non-votes

9,533,604	16,796,311	26,620	5,521,293

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

10.10 2002 Nonqualified Stock Plan

b)    Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended May 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION

(Registrant)

Dated:July 12, 2002	/s/ Joseph W. Alsop

Joseph W. Alsop Chief Executive Officer (Principal Executive Officer)

Dated:July 12, 2002	/s/ Norman R. Robertson

Norman R. Robertson Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated:July 12, 2002	/s/ David H. Benton, Jr.

David H. Benton, Jr. Vice President and Corporate Controller (Principal Accounting Officer)