Form 10-Q
period 2002-08-31
PROGRESS SOFTWARE CORP /MA
filed 2002-10-11
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-19417

PROGRESS SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2746201
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14 Oak Park
Bedford, Massachusetts 01730
(Address of principal executive offices)
Telephone Number: (781) 280-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes    X    No

As of October 7, 2002, there were 34,125,000 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED AUGUST 31, 2002

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets (unaudited)

	August 31,	November 30,
(In thousands, except share data)	2002	2001

Assets
Current assets:
Cash and equivalents	$130,304	$108,337
Short-term investments	66,438	66,179
Accounts receivable (less allowances of $7,830 in 2002 and $6,333 in 2001)	42,951	54,230
Other current assets	9,555	11,067
Deferred income taxes	9,500	9,632

Total current assets	258,748	249,445

Property and equipment, net	35,145	36,990
Other assets	10,919	12,945

Total	$304,812	$299,380

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,783	$10,386
Accrued compensation and related taxes	19,390	20,146
Income taxes payable	8,033	8,886
Other accrued liabilities	9,665	10,323
Deferred revenue	67,547	64,463

Total current liabilities	112,418	114,204

Commitments and contingent liabilities
Shareholders’ equity:
Common stock, $.01 par value, and additional paid-in capital; authorized, 100,000,000 shares; issued and outstanding, 35,478,516 in 2002 and 35,621,071 shares in 2001	40,880	42,382
Retained earnings, including accumulated other comprehensive loss of $2,273 in 2002 and $2,720 in 2001	151,514	142,794

Total shareholders’ equity	192,394	185,176

Total	$304,812	$299,380

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended Aug 31,		Nine months Ended Aug 31,

(In thousands, except per share data)	2002	2001	2002	2001

Revenue:
Software licenses	$22,842	$23,560	$68,342	$69,660
Maintenance and services	46,141	43,531	132,678	124,241

Total revenue	68,983	67,091	201,020	193,901

Costs and expenses:
Cost of software licenses	2,505	2,767	7,973	7,914
Cost of maintenance and services	14,146	14,670	42,774	41,908
Sales and marketing	27,146	25,723	77,581	76,419
Product development	10,459	10,390	31,740	31,106
General and administrative	7,405	7,441	21,945	21,842

Total costs and expenses	61,661	60,991	182,013	179,189

Income from operations	7,322	6,100	19,007	14,712

Other income (expense):
Interest income	1,131	1,534	3,345	5,286
Investment impairment charge	—	—	(1,000)	—
Foreign currency losses	(632)	(554)	(1,809)	(1,763)
Other	16	12	41	(58)

Total other income (expense), net	515	992	577	3,465

Income before provision for income taxes	7,837	7,092	19,584	18,177
Provision for income taxes	2,351	2,198	5,875	5,634

Net income	$5,486	$4,894	$13,709	$12,543

Earnings per share:
Basic	$0.15	$0.14	$0.38	$0.35
Diluted	$0.14	$0.13	$0.35	$0.33

Weighted average shares outstanding:
Basic	35,962	35,396	35,809	35,401
Diluted	38,251	38,724	38,923	38,420

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine months Ended August 31,

(In thousands)	2002	2001

Cash flows from operating activities:
Net income	$13,709	$12,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,455	9,084
Investment impairment charge	1,000	—
Deferred income taxes and other	69	369
Changes in operating assets and liabilities:
Accounts receivable	13,216	1,593
Other current assets	1,564	2,865
Accounts payable and accrued expenses	(4,460)	(5,270)
Income taxes payable	1,430	(2,086)
Deferred revenue	852	5,473

Net cash provided by operating activities	35,835	24,571

Cash flows from investing activities:
Purchases of investments available for sale	(23,481)	(29,410)
Maturities of investments available for sale	23,254	28,398
Purchases of property and equipment	(5,654)	(6,001)
Capitalized software costs	—	(392)
Acquisitions	—	(2,188)
Increase in other non-current assets	88	(277)

Net cash used for investing activities	(5,793)	(9,870)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,345	7,964
Repurchase of common stock	(17,724)	(8,802)

Net cash used for financing activities	(9,379)	(838)

Effect of exchange rate changes on cash	1,304	(107)

Net increase in cash and equivalents	21,967	13,756
Cash and equivalents, beginning of period	108,337	90,722

Cash and equivalents, end of period	$130,304	$104,478

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

Note 4: Investment in Related Party

The Company holds a minority interest in EasyAsk, Inc., a privately-held software company whose chairman is on the board of directors of the Company. The Company regularly monitors the carrying value of its investment in EasyAsk. The investment was valued at $0.3 million at August 31, 2002 and is included in other assets. In the second quarter of fiscal 2002, the Company recorded an impairment charge of $1.0 million related to this investment.

Note 5: Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)
Three Months Ended August 31,	2002	2001

Net income	$5,486	$4,894

Weighted average shares outstanding	35,962	35,396
Dilutive impact from outstanding stock options	2,289	3,328

Diluted weighted average shares outstanding	38,251	38,724

Basic earnings per share	$0.15	$0.14

Diluted earnings per share	$0.14	$0.13

(In thousands, except per share data)
Nine Months Ended August 31,	2002	2001

Net income	$13,709	$12,543

Weighted average shares outstanding	35,809	35,401
Dilutive impact from outstanding stock options	3,114	3,019

Diluted weighted average shares outstanding	38,923	38,420

Basic earnings per share	$0.38	$0.35

Diluted earnings per share	$0.35	$0.33

Approximately 857,000 and 855,000 outstanding stock options were excluded from the calculation of diluted earnings per share in the three months ended August 31, 2002 and 2001, respectively, because these options were anti-dilutive. However, these options could be dilutive in the future.

Note 6: Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses, net of tax, and unrealized gains and losses on investments and hedging contracts, net of tax, that have been previously excluded from net income and reflected instead in shareholders’ equity. The following table sets forth the calculation of comprehensive income on an interim basis:

(In thousands)
Three Months Ended August 31,	2002	2001

Net income	$5,486	$4,894
Foreign currency translation adjustments	212	127
Unrealized gains on foreign exchange hedging contracts	106	—
Unrealized holding gains on investments	180	190

Total comprehensive income	$5,984	$5,211

(In thousands)
Nine Months Ended August 31,	2002	2001

Net income	$13,709	$12,543
Foreign currency translation adjustments	621	(170)
Unrealized losses on foreign exchange hedging contracts	(209)	—
Unrealized holding gains on investments	35	703

Total comprehensive income	$14,156	$13,076

Note 7: Accounting Changes

Effective June 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14). EITF 01-14 requires reimbursements received for out-of-pocket expenses to be reflected as revenues and to reclassify prior period financial statements to conform with the current period presentation. Prior to the adoption of EITF 01-14, reimbursable out-of-pocket expenses were reflected as net amounts in Cost of Maintenance and Services. Reimbursable out-of-pocket expenses reclassified as revenues for the three months ended August 31, 2001, the nine months ended August 31, 2001, and the six months ended May 31, 2002 were $0.4 million, $1.2 million and $0.5 million, respectively.

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

Net income for the first nine months of fiscal 2001, if adjusted to exclude amortization expense, net of taxes, would have increased by $0.4 million to $12.9 million and diluted earnings per share would have increased by $0.01 to $0.34.

During the first nine months of fiscal 2002, no goodwill was acquired, impaired or written off. At August 31, 2002, goodwill, which is included in other assets, totaled approximately $3.8 million.

At August 31, 2002, other acquired intangible assets, which are included in other assets and are all subject to amortization, were composed primarily of purchased technology and totaled $0.6 million (net of accumulated amortization of $0.3 million). These intangible assets are being amortized over an estimated useful life of three to four years with no expected residual value. Amortization expense related to these intangible assets was $0.2 million for the nine months ended August 31, 2002 and is estimated to be approximately $0.2 million in each of fiscal years 2003 through 2005.

Note 8: New Accounting Pronouncement

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (SFAS 146). This statement revises the accounting for exit and disposal activities under EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on the Company’s consolidated financial position and results of operations.

Note 9: Segment Information

The Company conducts business through four separate operating units and a supporting research and business development unit. The first operating unit conducts business as the Progress Company and provides OpenEdge, an e-business platform that includes the Progress RDBMS. The second operating unit, Sonic Software Corporation, is a provider of Web services and messaging software. The third operating unit, NuSphere Corporation, provides enhanced open source software and services and the fourth unit, PeerDirect, provides replication technology for distributed computing. PSC Labs has responsibility for research and new business development activities.

Segment information is presented in accordance with SFAS 131, “Disclosures About Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods.

Based upon the aggregation criteria for segment reporting, the Company has two reportable segments: E-Business Application Development & Deployment, which includes the Progress Company, NuSphere, PeerDirect and PSC Labs, and E-Business Integration, which includes Sonic Software and certain Sonic-related international sales and marketing functions within the Progress Company. The Company does not internally report its assets, capital expenditures, interest income or provision for income taxes by segment.

The following table sets forth the Company’s revenue and income from operations from the Company’s reportable segments on an interim basis:

(In thousands)

	E-Business
	Application
	Development &	E-Business
Three Months Ended Aug 31:	Deployment	Integration	Eliminations	Total

2002:
Revenue	$67,272	$2,526	$(815)	$68,983
Income (loss) from operations	$12,657	$(4,520)	$(815)	$7,322
2001:
Revenue	$65,823	$1,559	$(291)	$67,091
Income (loss) from operations	$11,576	$(5,185)	$(291)	$6,100

(In thousands)

	E-Business
	Application
	Development &	E-Business
Nine Months Ended Aug 31:	Deployment	Integration	Eliminations	Total

2002:
Revenue	$194,605	$8,167	$(1,752)	$201,020
Income (loss) from operations	$34,144	$(13,385)	$(1,752)	$19,007
2001:
Revenue	$191,088	$3,505	$(692)	$193,901
Income (loss) from operations	$32,319	$(16,915)	$(692)	$14,712

Amounts included under Eliminations represent intersegment sales. Total revenue from the Sonic product line, generated by both segments, was $10.7 million in the first nine months of fiscal 2002 as compared to $5.2 million in the first nine months of fiscal 2001.

Note 10: 2002 Nonqualified Stock Plan

In September 2002, the Board of Directors approved an amendment to the Company’s 2002 Nonqualified Stock Plan, for which the approval of shareholders is not required, to increase the total number of shares authorized for issuance under the plan from 3,500,000 to 6,500,000. Executive officers and directors are not eligible for awards under this plan. Awards under the plan may include non-qualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights.

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

The Company has identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of its consolidated financial statements. This listing is not a comprehensive list of all of the Company’s accounting policies. For further information regarding the application of these and other accounting policies, see the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q and Note 1 in the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2001.

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

Investment in Related Party — The Company holds a minority interest in EasyAsk, Inc., a privately-held software company whose chairman is on the board of directors of the Company. In the second quarter of fiscal 2002, the Company recorded an impairment charge of $1.0 million related to this investment. The investment was valued at $0.3 million at August 31, 2002. The Company periodically considers available evidence in evaluating potential impairment of its investment in EasyAsk. Because no public market exists for this investment, the Company estimates its value based on past and potential financing valuations, the anticipated future performance of the company, as well as the external markets for these types of investments. If these estimates prove to be inaccurate, or in the event of future adverse changes in market conditions or poor operating results of the underlying company, an inability to recover the remaining carrying value of the investment could result, thereby possibly requiring an additional impairment charge.

Deferred Income Taxes — The Company had a net deferred tax asset of $13.5 million at August 31, 2002. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If the Company were to change its assumptions or otherwise determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

Overview

The Company develops, markets and supports application development, deployment, integration and management software. Its core product line, Progress, is composed primarily of the Progress ProVision, Progress RDBMS, Progress WebSpeed, Progress AppServer and Progress DataServer products. In May 2002, the Company began shipping the latest release of its Progress product line, Progress Version 9.1D. The Company began commercial shipments of the Sonic product line in December 1999 and shipped the latest release of SonicMQ in October 2001 and the latest release of SonicXQ in September 2002. Software license revenue continues to be generated primarily from internally developed products. The Company also resells, in connection with its own software, third-party products for reporting and business intelligence solutions. Geographic expansion in overseas markets has been achieved through a combination of establishing offices in new markets and the acquisition of Progress-related assets of certain distributors. Over the past several years, the Company’s revenue and earnings per share have been adversely affected by the strengthening of the U.S. dollar against many of the major currencies from which a substantial portion of its international revenue is derived. However, in the third quarter, the dollar weakened against such currencies and the Company’s revenue was positively affected by changes in exchange rates.

The Company conducts business through four separate operating units and a supporting research and business development unit. The first operating unit conducts business as the Progress Company and provides OpenEdge, an e-business platform that includes the Progress RDBMS. The second operating unit, Sonic Software Corporation, is a provider of Web services and messaging software. The third operating unit, NuSphere Corporation, provides enhanced open source software and services and the fourth unit, PeerDirect, provides replication technology for distributed computing. PSC Labs is the unit that has responsibility for research and new business development activities.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of Total Revenue
					Period-to-Period Change
	Three Months Ended		Nine Months Ended
					Three	Nine
	Aug 31,	Aug 31,	Aug 31,	Aug 31,	Month	Month
	2002	2001	2002	2001	Period	Period

Revenue:
Software licenses	33%	35%	34%	36%	(3)%	(2)%
Maintenance and services	67	65	66	64	6	7

Total revenue	100	100	100	100	3	4

Costs and expenses:
Cost of software licenses	4	4	4	4	(9)	1
Cost of maintenance and services	20	22	21	22	(4)	2
Sales and marketing	39	38	39	39	6	2
Product development	15	16	16	16	1	2
General and administrative	11	11	11	11	0	0

Total costs and expenses	89	91	91	92	1	2

Income from operations	11	9	9	8	20	29
Other income	0	2	1	1	(48)	(83)

Income before provision for taxes	11	11	10	9	11	8
Provision for income taxes	3	4	3	3	7	4

Net income	8%	7%	7%	6%	12%	9%

The Company’s total revenue increased 3% from $67.1 million in the third quarter of fiscal 2001 to $69.0 million in the third quarter of fiscal 2002. Total revenue would have been approximately the same in the third quarter of fiscal 2002 as compared to the third quarter of fiscal 2001 if exchange rates had been constant in the third quarter of fiscal 2002 as compared to the exchange rates in effect in the third quarter of fiscal 2001.

The Company’s total revenue increased 4% from $193.9 million in the first nine months of fiscal 2001 to $201.0 million in the first nine months of fiscal 2002. The impact of year over year changes in exchange rates was not significant through the first nine months of fiscal 2002 as compared to fiscal 2001.

Total revenue derived from the Sonic product line increased from $2.3 million in the third quarter of fiscal 2001 to $3.6 million in the third quarter of fiscal 2002 and increased from $5.2 million in the first nine months of fiscal 2001 to $10.7 million in the first nine months of fiscal 2002. The Sonic product line revenue total for the first nine months of fiscal 2002 included the recognition of $1.8 million of deferred license revenue related to the expiration of one contract signed in a previous year. Revenue from the NuSphere and PeerDirect product lines in each period was not significant.

Software license revenue decreased 3% from $23.6 million in the third quarter of fiscal 2001 to $22.8 million in the third quarter of fiscal 2002. Software license revenue decreased 2% from $69.7 million in the first nine months of fiscal 2001 to $68.3 million in the first nine months of fiscal 2002. The decrease in software license revenue in the third quarter and first nine months of fiscal 2002 was primarily due to a decline in sales to direct end user accounts, partially offset by an increase in revenue from Independent Software Vendors (ISVs), companies which have written software applications utilizing Progress Software technology and which resell the Company’s products in conjunction with the sale of their applications. Software license revenue from the Progress product set decreased year over year, primarily within the database product and development products such as Progress ProVision. This decrease was partially offset by increases in revenue from new products such as the Sonic product line. In addition, the Company’s license revenue was positively affected in the third quarter and adversely affected in the first nine months by the year-over-year exchange movements of the U.S. dollar.

Maintenance and services revenue increased 6% from $43.5 million in the third quarter of fiscal 2001 to $46.1 million in the third quarter of fiscal 2002. Maintenance and services revenue increased 7% from $124.2 million in the first nine months of fiscal 2001 to $132.7 million in the first nine months of fiscal 2002. The increase in maintenance and services revenue was primarily the result of growth in the Company’s installed customer base and renewal of maintenance contracts, partially offset by a decline in services revenue. The decline in services revenue was primarily the result of decreases in consulting revenue in North America and the Asia Pacific region due to delays in new engagements, fewer projects as a result of economic conditions and a slower overall market for professional services. Education revenue also decreased in each period of fiscal 2002 as compared to fiscal 2001.

Total revenue generated in markets outside North America increased 8% from $38.2 million in the third quarter of fiscal 2001 to $41.2 million in the third quarter of fiscal 2002 and represented 60% of total revenue in the third quarter of fiscal 2002 as compared to 57% in the third quarter of fiscal 2001. The dollar increase in revenue was primarily the result of higher revenue in the Europe, Middle East and Africa region, partially offset by lower amounts from the Latin American region. Total revenue generated in markets outside North America would have represented 59% of total revenue in the third quarter of fiscal 2002 if exchange rates had been constant in the third quarter of fiscal 2002 as compared to the exchange rates in effect in the third quarter of fiscal 2001.

Total revenue generated in markets outside North America increased 4% from $114.2 million in the first nine months of fiscal 2001 to $119.1 million in the first nine months of fiscal 2002. Such revenue represented 59% of total revenue in the first nine months of fiscal 2002, the same percentage as in the first nine months of fiscal 2001. The percentage of revenue generated in markets outside North America in the first nine months of fiscal 2002 would have remained the same if exchange rates had been constant as compared to the exchange rates in effect in the first nine months of fiscal 2001.

The Company anticipates total revenue growth in the fourth quarter of fiscal 2002 in the range of 2% to 4%. The Company’s expectation for fourth quarter revenue growth is based on a continued growth of revenue from the ISV channel, the Company’s plans to generate additional software license and service revenue by focusing more of its selling efforts on end users, continued growth of new products and no strengthening of the U.S dollar. However, there can be no assurance that the Company will be successful in achieving its forecasts and plans or that other factors will not negatively impact its revenue.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses decreased 9% from $2.8 million in the third quarter of fiscal 2001 to $2.5 million in the third quarter of fiscal 2002 and decreased as a percentage of software license revenue from 12% to 11%. Cost of software licenses increased 1% from $7.9 million in the first nine months of fiscal 2001 to $8.0 million in the first nine months of fiscal 2002 and increased as a percentage of software license revenue from 11% to 12%. The percentage and dollar increases for the nine month periods were primarily due to higher royalty expense for products and technologies licensed from third parties, partially offset by lower amortization expense from previously capitalized software costs. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix. The Company expects costs of software licenses to range from 10% to 12% of the related software license revenue in a given period.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased 4% from $14.7 million in the third quarter of fiscal 2001 to $14.1 million in the third quarter of fiscal 2002 and decreased as a percentage of maintenance and services revenue from 34% to 31%. Cost of maintenance and services increased 2% from $41.9 million in the first nine months of fiscal 2001 to $42.8 million in the first nine months of 2002, but decreased as a percentage of maintenance and services revenue from 34% to 32%. The maintenance and services revenue margin improvement was due to the mix of such revenue as maintenance revenue, which has a substantially higher margin than professional services revenue, represented a greater proportion of the total maintenance and services revenue. The dollar increase was due to greater usage of third-party contractors for service engagements and a write-down related to excess fixed assets, partially offset by lower headcount-related expenses in the professional services group. The Company’s technical support, education, and consulting headcount decreased by 12% from the end of the third quarter of fiscal 2001 to the end of the third quarter of fiscal 2002.

Sales and marketing expenses increased 6% from $25.7 million for the third quarter of fiscal 2001 to $27.1 million in the third quarter of fiscal 2002 and increased as a percentage of total revenue from 38% to 39%. Sales and marketing expenses increased 2% from $76.4 million in the first nine months of fiscal 2001 to $77.6 million in the first nine months of fiscal 2002, but remained the same percentage of total revenue at 39%. The dollar increase in sales and marketing expenses was due to a slight increase in the level of discretionary marketing spending for trade shows, advertising campaigns, lead generation, direct mail solicitations and other events, partially offset by a decrease in the sales, sales support and marketing headcount. Expenses also increased in the third quarter due to year-over-year changes in exchange rates as a significant percentage of sales and marketing expenses are incurred outside of North America. For all of fiscal 2002, the Company expects to increase revenue at a higher rate of growth than sales and marketing expenses. However, there can be no assurance that the Company will be successful in achieving this goal.

Product development expenses increased 1% from $10.4 million in the third quarter of fiscal 2001 to $10.5 million in the third quarter of fiscal 2002, but decreased as a percentage of total revenue from 16% to 15%. Product development expenses increased 2% from $31.1 million in the first nine months of fiscal 2001 to $31.7 million in the first nine months of fiscal 2002, but remained the same percentage of total revenue at 16%. The dollar increase was primarily due to an increase in compensation-related expenses and greater use of outside contractors. The major product development efforts in fiscal 2002 primarily related to the development and enhancement of new products such as SonicXQ, SonicMQ, Fathom, Dynamics and the next release of Progress, the Company’s principal product line. Capitalized software development costs were $0.3 million in the third quarter of fiscal 2001 and none in the third quarter of fiscal 2002, due to the timing and stage of development of projects that might qualify for capitalization under the Company’s software capitalization policy. The Company’s product development headcount decreased from the end of the third quarter of fiscal 2001 to the end of the third quarter of fiscal 2002.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses were $7.4 million in each of the third quarters of fiscal 2001 and fiscal 2002 and remained the same percentage of total revenue at 11%. General and administrative expenses increased from $21.8 million in the first nine months of fiscal 2001 to $21.9 million in the first nine months of fiscal 2002, but remained the same percentage of total revenue at 11%. Excluding amortization of goodwill in each period of fiscal 2001, general and administrative expenses would have increased by 2% in the third quarter and by 3% for the nine-month period primarily due to greater usage of outside contract and professional services. The Company’s administrative headcount decreased from the end of the third quarter of fiscal 2001 to the end of the third quarter of fiscal 2002.

Income from operations increased as a percentage of total revenue from 9% in the third quarter of fiscal 2001 to 11% in the third quarter of fiscal 2002 and from 8% in the first nine months of fiscal 2001 to 9% in the first nine months of fiscal 2002. The increase in operating income as a percentage of revenue was primarily due to revenue growth in the period. If the Company is able to meet its forecasted revenue target and expenses occur as planned for the remainder of the fiscal year, the Company expects operating income as a percentage of revenue to be approximately 10% for all of fiscal 2002.

Other income decreased 48% from $1.0 million in the third quarter of fiscal 2001 to $0.5 million in the third quarter of fiscal 2002. Other income decreased 83% from $3.5 million in the first nine months of fiscal 2001 to $0.6 million in the first nine months of fiscal 2002. The decrease in the third quarter was primarily due to lower interest income. The decrease for the first nine months was primarily due to the second quarter noncash impairment charge of $1.0 million related to the Company’s investment in a related party, EasyAsk, Inc., and lower interest income. The Company wrote down the carrying amount of its investment to the estimated fair value based on changes in market conditions for this investment. The decrease in interest income was due to lower interest rates.

The Company’s effective tax rate was 30% in the third quarter and first nine months of fiscal 2002 as compared to 31% in the third quarter and first nine months of fiscal 2001. The Company expects its effective tax rate to remain at approximately 30% for all of fiscal 2002.

Liquidity and Capital Resources

At the end of the third quarter of fiscal 2002, the Company’s cash and short-term investments totaled $196.7 million. The increase of $22.2 million since the end of fiscal 2001 resulted primarily from cash generated from operations, improved collection of accounts receivable and proceeds from stock issuances under the Company’s stock purchase plan and exercises of stock options, offset by capital expenditures and common stock repurchases.

The Company generated $35.8 million in cash from operations in the first nine months of fiscal 2002 and $24.6 million in the first nine months of fiscal 2001. The increase in cash generated from operations in the first nine months of fiscal 2002 was primarily due to higher net income and improved collections of outstanding accounts receivable.

Accounts receivable decreased by $11.3 million from the end of fiscal 2001. This reduction resulted from accounts receivable days sales outstanding (DSO) decreasing to 56 days at the end of the third quarter of fiscal 2002 as compared to 64 days at the end of the third quarter of fiscal 2001 and 70 days at the end of fiscal 2001. The Company targets a DSO range of 60 to 80 days.

The Company purchased $5.7 million of property and equipment in the first nine months of fiscal 2002 and $6.0 million of property and equipment in the first nine months of fiscal 2001. The purchases consisted primarily of computer equipment and software. The Company financed these purchases primarily from cash generated from operations.

The Company purchased and retired approximately 1,208,000 shares of its common stock for $17.7 million in the first nine months of fiscal 2002 and approximately 636,000 shares of its common stock for $8.8 million in the first nine months of fiscal 2001. The Company financed these purchases primarily from cash generated from operations.

In September 2002, the Board of Directors authorized, for the period October 1, 2002 through September 30, 2003, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times as the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes including the issuance of shares pursuant to the Company’s stock option and purchase plans. The Company’s previous share repurchase authorization ended on September 30, 2002.

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

Accounting Changes

Effective June 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14). EITF 01-14 requires reimbursements received for out-of-pocket expenses to be reflected as revenues and to reclassify prior period financial statements to conform with the current period presentation. Prior to the adoption of EITF 01-14, reimbursable out-of-pocket expenses were reflected as net amounts in Cost of Maintenance and Services. Reimbursable out-of-pocket expenses reclassified as revenues for the three months ended August 31, 2001, the nine months ended August 31, 2001, and the six months ended May 31, 2002 were $0.4 million, $1.2 million and $0.5 million, respectively.

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

Net income for the first nine months of fiscal 2001, if adjusted to exclude amortization expense, net of taxes, would have increased by $0.4 million to $12.9 million and diluted earnings per share would have increased by $0.01 to $0.34.

New Accounting Pronouncement

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (SFAS 146). This statement revises the accounting for exit and disposal activities under EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on the Company’s consolidated financial position and results of operations.

Factors That May Affect Future Results

The Company operates in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond the Company’s control. The following discussion highlights some of these risks.

Fluctuations in Revenue and Quarterly Results - The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors. Some of these factors include changes in demand for the Company’s products, introduction, enhancement or announcement of products by the Company and its competitors, market acceptance of new products, the growth rates of certain market segments including messaging, size and timing of significant orders, budgeting cycles of customers, mix of distribution channels, mix of products and services sold, mix of international and North American revenues, fluctuations in currency exchange rates, changes in the level of operating expenses, changes in the Company’s sales incentive plans, customer order deferrals in anticipation of new products announced by the Company or its competitors and general economic conditions. Revenue forecasting is uncertain, in large part, because the Company generally ships its products shortly after receipt of orders. Most of the Company’s expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in the Company’s revenue, or failure to achieve the anticipated rate of growth, would have a material adverse effect on the profitability of the Company.

Global Economic and Political Conditions — The global economic and political environment and the current business climate is likely to impact the Company’s revenue and net income in the near-term. Various economic indicators and analysts do not predict an increase in demand for capital spending, especially within the technology sector, within the near future. The aftermath of the terrorist attacks upon the United Sates and the potential for war with Iraq also contribute to economic and political uncertainty. If customers’ buying patterns, such as lengthier decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to worsening economic or political conditions, there will be a material adverse effect on the Company’s business and its financial results.

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

Distribution Channels and New Markets — Future results also depend upon the Company’s continued successful distribution of its products through its ISV channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. ISVs utilize technology from the Company to create their applications and resell the Company’s products along with their own applications. While revenue from the ISV channel increased in the first nine months of fiscal 2002, such revenue experienced a year-over-year decrease in fiscal 2001. If this negative revenue trend were to reoccur in the remainder of fiscal 2002, the Company’s business and operating results would be adversely affected. Any other adverse effect on the ISVs’ businesses related to competition, pricing and other factors could also have a material adverse effect on the Company’s business, financial condition and operating results.

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

International Operations — Revenue generated outside of North America represented 59% of the Company’s total revenue in the first nine months of fiscal 2002 and 57% in the first nine months of fiscal 2001. Because a majority of the Company’s total revenue is derived from international operations that are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company’s results of operations and financial position. There can be no assurance that the Company’s currency hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company’s business could be adversely affected.

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

Exposure to market rate risk for changes in interest rates relates to the Company’s investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high-quality issuers and has policies limiting, among other things, the amount of credit exposure to any one issuer. The Company limits default risk by purchasing only investment-grade securities. The Company’s investments have an average remaining maturity of less than one years and are primarily fixed-rate instruments. In addition, the Company has classified all its debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows would be immaterial, although the actual effects may differ materially from the hypothetical analysis.

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are generally recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at August 31, 2002 was $50.8 million. Unrealized market value gains on such contracts were immaterial at August 31, 2002. The table below details outstanding forward contracts, which mature in ninety days or less, at August 31, 2002 where the notional amount is determined using contract exchange rates:

(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate

Australian Dollar	$1,659	—	0.55
Brazilian Real	487	—	3.14
Euro	1,365	—	0.97
South African Rand	719	—	10.70
UK Pound	—	$3,400	0.65

	$4,230	$3,400

Item 4. Controls and Procedures

     (a)  Disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Joseph W. Alsop, the Company’s Chief Executive Officer, and Norman R. Robertson, its Senior Vice President, Finance and Administration and Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Messrs. Alsop and Robertson concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

     (b)  Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal accounting controls or in other factors that could significantly affect those controls.

PART II. OTHER INFORMATION

Item 5. Other Information

The Company’s chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

None

b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended August 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: October 11, 2002	/s/ Joseph W. Alsop

Joseph W. Alsop
Chief Executive Officer
(Principal Executive Officer)

Dated: October 11, 2002	/s/ Norman R. Robertson

Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: October 11, 2002	/s/ David H. Benton, Jr.

David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Joseph W. Alsop, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Progress Software Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 11, 2002	/s/ Joseph W. Alsop

Joseph W. Alsop
Chief Executive Officer (Principal Executive Officer)

I, Norman R. Robertson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Progress Software Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 11, 2002	/s/ Norman R. Robertson

Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)