Form 10-K
period 2002-11-30
PROGRESS SOFTWARE CORP /MA
filed 2003-02-14
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2002

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
Yes   [x]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes   [x]    No  [  ]

As of May 31, 2002 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $484,000,000.

As of February 4, 2003, there were 33,389,000 common shares outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002

PART I

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-K, and other information provided by the Company or statements made by its directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company “expects,” “estimates,” “believes,” “is planning” or “plans to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described in greater detail below under the heading “Factors That May Affect Future Results” and include, but are not limited to, global economic conditions, the timing of the receipt and shipment of new orders, the success of the Company’s distribution channels, the timely release of enhancements to the Company’s products, the growth rates of certain market segments, the positioning of the Company’s products in those market segments, success in the messaging and integration market, variations in the demand for professional services and product maintenance, including technical support, pricing pressures and the competitive environment in the software industry, business and consumer use of the Internet, the impact of the eXcelon acquisition and any future acquisitions on the Company’s business and the Company’s ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face. The Company undertakes no obligation to update any forward-looking statements it makes.

Item 1. Business

Progress Software Corporation (PSC or the Company) develops, markets and distributes software to simplify and accelerate the development, deployment, integration and management of business applications. The mission of PSC is to deliver superior software products and services that empower partners and customers to dramatically improve their development, deployment, integration and management of quality applications worldwide. PSC seeks to achieve its mission by providing a robust set of software platforms, tools and services that simplify the process of delivering highly integrated and constantly evolving business applications that support an open, flexible and dynamic architecture. PSC’s products include development tools, databases, application servers, messaging servers, application management tools and integration products for distributed and Web-based applications as well as for client/server and host/terminal applications.

PSC has three principal operating units and a supporting research and business development unit. The first operating unit conducts business as the Progress Company and is a division of PSC. The other two operating units, Sonic Software Corporation and PeerDirect Corporation, address the needs of emerging markets and operate as subsidiaries of the Company. PSC Labs, a division of PSC based in Cambridge, Massachusetts, focuses on new business development, research, and strategic investments. During fiscal 2002, most of the personnel and functions of NuSphere Corporation, a subsidiary of PSC, were merged into PeerDirect in order to focus resources on the market opportunities of distributed application deployment and management.

The Progress Company provides the OpenEdge™ Business Platform, a set of development and deployment technologies, including the Progress® RDBMS, one of the leading embedded databases, that simplifies the job of building superior business applications. The goal of the Progress Company, in partnership with its more than 2,000 Independent Software Vendors (ISVs), is to enable customers to achieve a sustainable competitive advantage by delivering business solutions that simplify their operations, are fast to implement, provide one of the lowest total costs of ownership, and have unparalleled reliability.

Sonic Software is a provider of standards-based integration products and services. Sonic Software delivers a cost-effective, standards-based, flexible infrastructure that reliably connects applications and orchestrates business processes across the extended enterprise.

PeerDirect Corporation is a supplier of technology for distributed application deployment and management. The flagship product suite, PeerDirect™ Distributed Enterprise, allows companies to centrally manage distributed applications with synchronized databases deployed across widely distributed locations. PeerDirect combines the advantages of distributed application deployment with the control and cost-effectiveness of centralized management.

In December 2002, the Company completed its acquisition of eXcelon Corporation (eXcelon) for approximately $24 million in cash. eXcelon had two principal product groups: object-oriented database products and XML (eXtensible Markup Language) technology-based products. The Company is planning to manage the object-oriented database group within the Progress Company and combine the XML-related products and functions with Sonic Software.

Based upon the aggregation criteria for segment reporting within consolidated financial statements, PSC has two reportable segments: E-Business Application Development & Deployment, which primarily includes the Progress Company, PeerDirect and PSC Labs, and E-Business Integration, which includes Sonic Software and certain Sonic-related international sales and marketing support activities within the Progress Company.

More than half of PSC’s worldwide revenue is realized through its relationships with ISVs who market applications that utilize the Company’s technology. These ISVs sell business applications across diverse markets such as manufacturing, distribution, financial services, retail and health care. PSC also sells software products and services directly to the Information Technology (IT) organizations of businesses and governments. PSC operates in North America, Latin America, Europe, Middle East, Africa (EMEA) and the Asia/Pacific region through local subsidiaries as well as independent distributors. Financial information relating to business segments and international operations is found in Note 10 of the Consolidated Financial Statements, in Item 8 of this Annual Report on Form 10-K, and is incorporated here by reference.

PSC Products

PSC provides development tools that empower developers to deliver high-quality applications. PSC delivers reliable, high-performance deployment and integration products—such as application servers, databases, and messaging servers—that are essential to successful use of an application, result in a low total cost of ownership and extend the application’s lifecycle. The Company’s product lines are designed to continually integrate open standards while delivering high levels of performance. PSC’s products are generally licensed as perpetual licenses.

The Progress Company’s OpenEdge Business Platform contains the Progress® product set, which consists of products such as Progress® Dynamics™, Progress® ProVision® Plus, Progress® WebSpeed®, Progress RDBMS, Progress® AppServer™, Progress® Fathom™, Progress® WebClient™, Progress® DataServers and others as well. The Progress product line provides portability across a wide range of computing and networked environments while affording developers the flexibility to build applications on a range of database management products. The Progress Company began shipping Progress Version 9.1d, the latest release of the flagship product line, in May 2002. The Progress Company will also oversee ObjectStore®, which comes from eXcelon. The Sonic product set includes SonicMQ®, a messaging server, SonicXQ™, an enterprise service bus (ESB) that delivers standards-based integration, and products from the eXcelon acquisition, including Sonic XIS™, Sonic BPM™ and Stylus Studio™. PeerDirect’s flagship product suite is PeerDirect Distributed Enterprise. The following descriptions detail information about these significant product groups:

Application Development Products

Progress® Dynamics™

Progress Dynamics is the application environment of the Progress OpenEdge Business Platform for building and deploying distributed enterprise applications. The framework is a result of collaboration between Progress developers, consultants, and customers. Progress Dynamics derives its power from a declarative approach to application development. A repository allows developers to declare object properties and templates. This approach facilitates code re-use, streamlines updating and maintaining objects, and enables dynamic business components. The ability to dynamically generate objects during development and at run time decreases development time, eases deployment, and increases an application’s flexibility to react more quickly to market and customer demands.

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

ProVision Plus permits development, testing, and deployment of applications in a single IDE. It offers the capabilities of the Progress 4GL language as well as visual, component-based development through the Progress® AppBuilder and development versions of the Progress AppServer and RDBMS. It also has integrated reporting and source code management, and other tools to help developers create, test, debug, partition and manage applications. Integration with the Progress RDBMS allows developers to build a single, central repository that not only describes the database definitions but the application defaults and business rules as well. ProVision Plus is also integrated with the Progress AppServer to facilitate the development and deployment of distributed enterprise applications. Progress ProVision Plus includes Progress WebSpeed Workshop, which allows developers to build Internet transaction processing applications that deliver a high level of database connectivity and transaction management. WebSpeed can be used to Web and ASP-enable existing Progress applications.

Stylus Studio™

Stylus Studio is an IDE for creating, validating, and debugging XSL stylesheets and XML-to-XML mappings. Stylus Studio delivers significant productivity with visual editors, a graphical mapper, and its integrated XSLT, Java, and XQuery debugger with source-level debugging and back mapping. Stylus Studio is designed to support XML developers from start to finish, from learning the standards to developing complex, distributed applications. Stylus Studio also complements the Sonic eXtensible Information Server (Sonic XIS) by leveraging XML’s extensibility to simplify development and deployment while maintaining performance, scalability and reliability.

Application Deployment Products

Progress® RDBMS

The Progress RDBMS products are high-performance relational databases that can scale from a single-user Windows system to symmetric multiprocessing (SMP) and cache coherent non-uniform memory access (ccNUMA) systems, supporting thousands of concurrent users. In addition to offering a low total cost of ownership and scalability, the Progress RDBMS products offer high availability, reliability, performance, and platform portability. With support for the ANSI SQL-92 Entry Level specification, Progress RDBMS products integrate with enterprise applications, tools and numerous third-party data management systems. The three Progress RDBMS products – the Progress Enterprise RDBMS, the Progress Workgroup RDBMS, and the Progress Personal RDBMS – allow users to select a solution that satisfies their business objectives.

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

Progress® DataServers

The Company provides developers with a transparent interface to a wide range of database management systems through Progress DataServers. These products offer full read, write, update, insert and delete capabilities to diverse data management systems and enable developers to write Progress-based applications once and deploy them across numerous data sources. Progress DataServer products include the Progress Oracle DataServer, the Progress DataServer for Microsoft SQL Server, the Progress ODBC DataServer and the Progress/400 DataServer. These products provide an environment for developing and deploying Progress 4GL and Web-based applications designed for heterogeneous, distributed computing environments.

ObjectStore®

ObjectStore is an object-oriented database management system. ObjectStore is used in the telecommunications industry in network management applications and softswitch systems, for intelligent networking and for call centers and real-time event handlers. ISVs and original equipment manufacturers (OEMs) embed ObjectStore data management systems in their packaged software applications. ObjectStore is available for C++ and Java. One of the important features of ObjectStore is its cache-forward architecture which creates local data caches for components from the ObjectStore server or other enterprise databases. This architecture enhances application performance while reducing network traffic, thus enabling applications to scale up to serve large volumes of users with minimal additional hardware investment.

Progress® WebClient™

The Progress WebClient with IntelliStream™ technology enables customers to deploy an application with a thin client running a rich, graphical user interface over the Internet, an intranet, or a LAN. Application developers can deploy a client user interface in the Progress 4GL and leverage the Internet for server functionality. The WebClient provides a real-time graphical client running on an end user’s PC without the use of any emulation technology. The WebClient requires less bandwidth to install and has a much smaller footprint than the traditional GUI client, yet it retains the functionality, including user interface triggers and formatting, and performance. Progress IntelliStream is a technology that automates many deployment tasks. It includes simple and flexible technology that performs many common installation tasks.

Integration and Messaging Products

SonicXQ™

SonicXQ is one of the first products to use the ESB – a standards-based, service-oriented architecture for integrating enterprise applications and business partners. By focusing on the challenge of effective integration and management, SonicXQ lets the customer efficiently utilize Web services.

Within the enterprise or beyond, packaged or legacy applications and those built with J2EE or .NET can interact over the SonicXQ bus through Web services and J2EE Connector Architecture (JCA) technologies. SonicXQ then builds upon these endpoint technologies by providing the communications backbone needed to connect endpoints reliably and securely. Central to the SonicXQ architecture is a distributed processing model that provides a flexible framework for configuring and managing services and endpoints from a single location. SonicXQ’s configurable XML services, content-based routing, and process management eliminate the need for point-to-point integrations and the expensive integration brokers or application servers they demand. SonicXQ also delivers the enterprise-class throughput, global scalability and manageability required for large-scale integration projects.

SonicMQ®

SonicMQ is a reliable Java messaging solution that provides a scalable, standards-based platform for the guaranteed and secure delivery of business critical data across the extended enterprise. SonicMQ is one of the only standards-based messaging systems that fully complies with Sun Microsystems’ Java Messaging Server (JMS) and the World Wide Web Consortium’s XML specifications. Distributed applications bring together a number of variables that make the integration and exchange of business-critical data a highly complex endeavor. Messaging allows such applications to exchange data and business logic with each other asynchronously. SonicMQ allows developers to establish quickly and maintain an efficient, high-performance messaging structure that can handle complex business logic flow requirements without compromising application functionality.

SonicMQ provides guaranteed message delivery and high performance through its patent-pending Dynamic Routing Architecture (DRA). The DRA provides the ability to dynamically add numerous business partners to an e-business application. Messages are delivered across the network of brokers via a routing path that enhances performance and limits outages. SonicMQ dynamically detects all message brokers within the enterprise and across a network, including remote operations and business partners over the Internet. This architecture scales to accommodate rapidly growing intranets and extranets without the bottleneck of a central server.

Sonic XIS™

Sonic XIS is a mature and robust native XML database that leverages XML’s extensibility to simplify the development and deployment of XML-based software applications without compromising their performance, scalability or reliability. Customers can use Sonic XIS to deploy applications that natively store XML in order to facilitate communications with partners or employees, improve customer service, reduce cycle time and lower transaction costs. Sonic XIS enables content to be aggregated from a wide variety of sources, including external partner business information and existing internal enterprise systems using XML standards. This content can be personalized and delivered to devices, applications and browsers. Because Sonic XIS uses robust caching technology, it can also make applications run faster.

Sonic BPM™

Sonic BPM is a business process engine that automates, monitors and audits business processes. Sonic BPM is XML-based and can support various protocols to enable organizations to create automated processes that can be used internally or shared between companies. The Sonic BPM models business workflows as a series of XML documents that are stored centrally in a business process repository.

Application Management Products

PeerDirect™ Distributed Enterprise

PeerDirect Distributed Enterprise offers patented technology for two-way, read-write replication of databases and applications, supporting companies that need to manage data across multiple sites, geographies, or systems. This technology enables enterprises to effectively distribute business applications within an enterprise or to remote offices and users, improving the quality of service and system availability. Unlike products from individual vendors, PeerDirect solutions allow enterprises to share data bi-directionally between mixed environments, such as Progress, Oracle, SQL Server, DB2 and open source databases.

For organizations with an existing centralized database resource that needs to be distributed, the PeerDirect InnerEdge™ Server includes the PeerDirect Replication Engine, a database-specific adapter, and an administration console. Multiple InnerEdge Servers can be used to “scale up” any application providing multiple integrated data sources, improving availability and reducing or eliminating the need for expensive fail-over infrastructure.

For organizations that are geographically distributed or require WAN support, the PeerDirect OuterEdge™ Server extends data and applications to remote locations or individual computers allowing an application to “scale out” to the edge of the enterprise. The OuterEdge Server provides a distributed replication platform for distributed deployment to remote organizations and individuals.

Progress® Fathom™

Progress Fathom is a set of enterprise-class application management tools designed to increase the operational effectiveness of business systems. Progress Fathom enhances the availability and performance of Progress-based applications through system monitoring, alerting, and automatic handling of corrective actions. Progress Fathom can allow customers to become more efficient, decreasing the cost of managing the Progress environment while maintaining high availability and performance.

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

PSC’s product development staff consisted of 249 employees as of November 30, 2002. Product development is primarily conducted at PSC’s offices in North America, including Bedford, Massachusetts; Cambridge, Massachusetts; Nashua, New Hampshire; and Missassauga, Ontario. In fiscal years 2002, 2001 and 2000, PSC spent $42.1 million, $42.1 million and $39.5 million, respectively, on product development, of which $0.4 million and $0.5 million, respectively, were capitalized in fiscal years 2001 and 2000. No amounts were capitalized in fiscal 2002. PSC believes that the experience and depth of its product development staff are important factors in its success.

Customers

PSC globally markets its products primarily to ISVs and to direct end users, who are either business managers or IT departments in corporations and government agencies. In addition, the ObjectStore and Sonic product lines are also marketed to OEMs who embed and resell these products as part of an integrated solution. Sonic Software also utilizes value added resellers who resell Sonic products and services, adding value in the form of complementary product, consulting and/or support. No single customer has accounted for more than 10% of PSC’s total revenue in any of its last three fiscal years.

Independent Software Vendors

The Company’s ISVs cover a broad range of markets, offer an extensive library of business applications and are a source of follow-on revenue. PSC maintains on-line application catalogs and includes ISVs in trade shows and other marketing programs. PSC also has kept entry costs for ISVs low to encourage a wide variety of ISVs to build applications. An ISV typically takes six to twelve months to develop an application. Although many of the Company’s ISVs have developed successful applications and have large installed customer bases, others are engaged in earlier stages of product development and marketing and may not contribute follow-on revenue to PSC for some time, if at all. However, if an ISV succeeds in marketing its applications, PSC obtains follow-on revenue as the ISV licenses the Company’s deployment products to allow its application to be installed and used by customers. Through the ASPen (ASP-enablement) Program, the Progress Company offers a subscription model alternative to the traditional sales model for ISVs who have chosen to ASP-enable their business applications.

Direct End Users

PSC licenses its products directly to corporations, government agencies and other organizations. Many end users who purchase ISV applications also purchase PSC’s development tools to supplement their internal application development or purchase add-on products directly from PSC. Like ISVs, end user customers may also license deployment products for internal applications.

Sales and Marketing

PSC sells its products through its direct sales force in the United States and in over 25 other countries and through independent distributors in over 40 countries outside North America. The sales, marketing and service groups are organized by operating company and, within the Progress Company, by region in North America, EMEA, Asia/Pacific and Latin America. PSC believes that this structure allows it to maintain direct contact with and support the diverse market requirements of its customers. PSC’s international operations provide focused local marketing efforts and are able to respond directly to changes in local conditions.

Sales personnel are responsible for developing direct end user accounts, new ISV accounts, assisting ISVs in closing major accounts and servicing existing customers. PSC actively seeks to avoid conflict between the sales efforts of its ISVs and the Company’s own sales efforts. PSC uses its inside sales and customer service groups to enhance its direct sales efforts and to generate new business and follow-on business from existing customers. These groups may provide evaluation copies to ISVs or end user organizations to help qualify them as prospective customers, and also sell additional development and deployment products to existing customers.

PSC’s marketing department conducts a variety of marketing programs designed to ensure a stream of market-ready products, raise general awareness of PSC and its operating companies, generate leads for the sales organization and promote PSC’s various product lines. These programs include public relations, direct mail, participation in trade shows, advertising and production of collateral literature. A single worldwide users conference was held in the United States in fiscal 2002. In fiscal 2003, the Company is planning on holding three regional events in the United States, Ireland and Australia.

Customer Support

PSC’s technical support staff provides telephone support to application developers and end-users. Customers may purchase an annual maintenance contract entitling them to software updates, technical support and technical bulletins. The annual fee for maintenance is generally a fixed percentage, ranging from 15% to 20% depending on the product, of the current list price of the product to be maintained. First year maintenance is not included with the Company’s products and is purchased separately. PSC provides technical support to customers primarily through its technical support centers in Bedford, Massachusetts; Rotterdam, The Netherlands; and Melbourne, Australia.

The Progress Company launched the Progress Software Developers Network (PSDN) to deliver information, education, and software resources for creating business applications with Progress technology. PSDN facilitates the exchange of technical expertise within the Progress developer community. PSDN offers Progress partners access to Progress expertise via technical white papers, live chats with experts and Web seminars.

Professional Services

PSC’s global professional services organization delivers business solutions for customers through a combination of products, consulting and education. PSC’s consulting organization offers project management, custom development, programming, application implementation, Internet migration and other services. PCS’s consulting organization also provides services to Web-enable existing applications or take advantage of the capabilities of new product releases. The Company’s education organization offers numerous training options, from traditional instructor-led courses to advanced learning modules available on CDs. Personnel at PSC’s international subsidiaries and distributors provide consulting and training services for customers located outside North America.

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

PSC seeks to protect the source code of its products as a trade secret and as an unpublished copyrighted work. PSC owns nine patents covering portions of the technology used in its products. PSC also owns twelve patent applications for some of its other product technologies. Where possible, PSC seeks to obtain protection of its product names and service offerings through trademark registration and other similar procedures throughout the world.

Progress, WebSpeed, ObjectStore and ProVision are registered trademarks of PSC. AppServer, Progress Dynamics, Fathom, OpenEdge, WebClient and Intellistream are trademarks of PSC. SonicMQ is a registered trademark and SonicXQ, Sonic XIS, Sonic BPM and Sonic Stylus Studio are a trademarks of Sonic Software Corporation. PeerDirect is a trademark of PeerDirect Corporation. All other trademarks or trade names appearing in this Form 10-K are the property of their respective owners.

PSC believes that due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are as important in establishing and maintaining a leadership position within the industry as are the various legal protections of its technology. In addition, PSC believes that the nature of its customers, the importance of PSC’s products to them and their need for continuing product support may reduce the risk of unauthorized reproduction.

Employees

As of November 30, 2002, PSC had 1,291 employees worldwide, including 548 in sales and marketing, 286 in customer support and services (including manufacturing and distribution), 249 in product development and 208 in administration. None of PSC’s employees is subject to collective bargaining agreements. PSC has experienced no work stoppages and believes its relations with employees are good.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position

Joseph W. Alsop	57	Chief Executive Officer and Director

Lorne J. Cooper	46	President, PeerDirect Corporation

David G. Ireland	56	President, the Progress Company

Gregory J. O’Connor	40	President, Sonic Software Corporation

Richard D. Reidy	43	Senior Vice President, Product and New Business Development

Norman R. Robertson	54	Senior Vice President, Finance and Administration and Chief Financial Officer

Mr. Alsop, a founder of PSC, has been a director and Chief Executive Officer since its inception in 1981.

Mr. Cooper joined the Company in February 2001 as President of NuSphere Corporation, a subsidiary of PSC, and become President of PeerDirect Corporation, a subsidiary of PSC, in September 2002. From November 1994 to June 2000, Mr. Cooper was employed by Sente, Inc., a computer software company, as President and Chief Executive Officer. From July 2000 to January 2001, Mr. Cooper was Vice Chairman of Sequence Design, Inc., a computer software company.

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

Mr. Reidy was appointed Vice President, Development Tools in July 1996 and was appointed Vice President, Product Development in July 1997, Vice President, Products in December 1999 and Senior Vice President, Product and New Business Development in December 2000. Mr. Reidy joined PSC in 1985.

Mr. Robertson joined PSC in May 1996 as Vice President, Finance and Chief Financial Officer and was appointed Vice President, Finance and Administration and Chief Financial Officer in December 1997 and Senior Vice President, Finance and Administration and Chief Financial Officer in December 2000.

Item 2. Properties

PSC owns its principal administrative, sales, support, marketing and product development facility, which is located in a single building of approximately 165,000 square feet in Bedford, Massachusetts. PSC leases approximately 58,000 square feet in Wilmington, Massachusetts, and maintains its manufacturing and distribution operations at this location. In addition, PSC maintains offices in approximately 15 other locations in North America and approximately 40 locations outside North America. The terms of leases generally range from one to seven years. PSC believes that its present and proposed facilities are adequate for its current needs and that suitable additional space will be available as needed.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of PSC’s shareholders during the fourth quarter of the fiscal year ended November 30, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth, for the periods indicated, the range of high and low trade prices for the Company’s common stock. The Company’s common stock trades on the Nasdaq National Market under the symbol PRGS.

Year Ended November 30,	2002		2001

	High	Low	High	Low

First Quarter	$19.76	$14.75	$17.56	$11.63
Second Quarter	18.45	13.11	17.50	12.56
Third Quarter	16.00	12.60	17.80	14.75
Fourth Quarter	14.79	11.50	17.50	13.00

The Company has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the near future. As of December 31, 2002, the Company’s common stock was held by approximately 5,000 shareholders of record or through nominee or street name accounts with brokers.

Information related to securities authorized for issuance under equity compensation plans is set forth under Item 12 of this report on Form 10-K.

Item 6. Selected Financial Data

The following table sets forth selected financial data regarding the Company for the last five fiscal years. In accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” which became effective in fiscal 2002, the Company reclassified reimbursable expenditures as revenue for all years presented below.

(In thousands, except per share data)
Year ended November 30,	2002	2001	2000	1999	1998

Revenue	$273,123	$263,584	$273,080	$287,844	$241,247
Income from operations	28,224	21,305	38,695	46,704	30,027
Net income	20,587	17,643	33,651	34,991	22,758
Basic earnings per share	0.58	0.50	0.94	1.01	0.66
Diluted earnings per share	0.54	0.46	0.85	0.89	0.59
Cash and short-term investments	177,193	174,516	158,106	158,665	113,999
Working capital	127,625	135,241	117,680	111,616	69,188
Total assets	290,166	299,380	278,805	256,554	206,708
Long-term debt	—	—	—	—	—
Shareholders’ equity	172,963	185,176	166,813	142,311	102,693

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company develops, markets and supports application development, deployment, integration and management software. Its core product line, Progress, is composed primarily of the Progress ProVision, Progress RDBMS, Progress WebSpeed, Progress AppServer and Progress DataServer products. In May 2002, the Company began shipping the latest release of its Progress product line, Progress Version 9.1d. The Company began commercial shipments of the Sonic product line in December 1999 and shipped the latest release of SonicXQ in September 2002. Software license revenue continues to be generated primarily from internally developed products. The Company also resells, in connection with its own software, third-party products for reporting and business intelligence solutions. Geographic expansion in overseas markets has been achieved through a combination of establishing offices in new markets and the acquisition of Progress-related assets of certain distributors.

Over the past several years, the Company’s revenue and net income have been adversely affected by the strengthening of the U.S. dollar against many of the major currencies from which a substantial portion of its international revenue is derived. However, in the second half of fiscal 2002, the dollar weakened against such currencies and the Company’s revenue and net income were positively affected by changes in exchange rates. If the dollar continues to weaken against such currencies in fiscal 2003, the Company’s revenue and net income will be positively affected by such exchange rate changes.

The Company conducts business through three principal operating units and a supporting research and business development unit. The first operating unit conducts business as the Progress Company and provides the OpenEdge Business Platform, a set of development and deployment technologies, which includes the Progress RDBMS. The second operating unit, Sonic Software, is a provider of standards-based integration products and services. The third unit, PeerDirect, provides replication technology for distributed computing. PSC Labs is the unit that has responsibility for research and new business development activities.

In December 2002, the Company completed its acquisition of eXcelon for approximately $24 million in cash. eXcelon had two principal product groups: object-oriented database products and XML technology-based products. The Company is planning to manage the object-oriented database group within the Progress Company and combine the XML-related products and functions with Sonic Software.

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

The Company has identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of its consolidated financial statements. This listing is not a comprehensive list of all of the Company’s accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition — The Company’s revenue recognition policy is significant because revenue is a key component affecting results of operations. In determining when to recognize revenue from a customer arrangement, the Company is often required to exercise judgment regarding the application of its accounting policies to a particular arrangement. For example, judgment is required in determining whether a customer arrangement has multiple elements. If such a situation exists, judgment is also involved in determining whether vendor-specific objective evidence (VSOE) of fair value for the undelivered elements exists. While the Company follows specific and detailed rules and guidelines related to revenue recognition, significant management judgments and estimates are made and used in connection with the revenue recognized in any reporting period, particularly in the areas described above as well as collectibility. If management made different estimates or judgments, material differences in the timing of the recognition of revenue could occur.

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates that the Company makes based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the Company used different estimates, or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts would be required and would increase bad debt expense.

Deferred Income Taxes — The Company had a net deferred tax asset of $13.3 million at November 30, 2002. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If the Company were to change its assumptions or otherwise determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

Investment in Related Party — The Company holds a minority interest in EasyAsk, Inc., a privately-held software company whose chairman is a member of the Board of Directors of the Company. During fiscal 2002, the Company recorded an impairment charge of $1.0 million related to this investment based upon a financing valuation. The investment was valued at $0.3 million at November 30, 2002. The Company periodically considers available evidence in evaluating potential impairment of its investment in EasyAsk. Because no public market exists for this investment, the Company estimates its value based on past and potential financing valuations, the anticipated future performance of the company, as well as the external markets for these types of investments. If these estimates prove to be inaccurate, or in the event of future adverse changes in market conditions or poor operating results of the underlying company, an inability to recover the remaining carrying value of the investment could result, thereby possibly requiring an additional impairment charge.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of Total Revenue			Period-to-Period Change

Year Ended November 30,	2002	2001	2000	2002 Compared to 2001	2001 Compared to 2000

Revenue:
Software licenses	34%	36%	40%	(2)%	(13)%
Maintenance and services	66	64	60	7	3

Total revenue	100	100	100	4	(3)

Costs and expenses:
Cost of software licenses	4	4	4	1	8
Cost of maintenance and services	21	22	20	—	4
Sales and marketing	39	39	37	2	1
Product development	15	16	14	1	7
General and administrative	11	11	11	2	3

Total costs and expenses	90	92	86	1	3

Income from operations	10	8	14	32	(45)
Other income (expense), net	1	2	4	(72)	(60)

Income before provision for income taxes	11	10	18	15	(48)
Provision for income taxes	3	3	6	11	(50)

Net income	8%	7%	12%	17	(48)

Fiscal 2002 Compared to Fiscal 2001

The Company’s total revenue increased 4% from $263.6 million in fiscal 2001 to $273.1 million in fiscal 2002. Total revenue would have been increased by 3% in fiscal 2002 if exchange rates had been constant in fiscal 2002 as compared to the exchange rates in effect in fiscal 2001.

Total revenue derived from the Sonic product line was $15.0 million in fiscal 2002 as compared to $8.0 million in fiscal 2001. The Sonic product line revenue in fiscal 2002 included the recognition of $1.8 million of deferred license revenue related to the expiration of one contract signed in a previous year. Revenue from the NuSphere and PeerDirect product lines in each period was not significant.

Software license revenue decreased 2% from $95.3 million in fiscal 2001 to $93.5 million in fiscal 2002. The decrease in software license revenue in fiscal 2002 was primarily due to a decline in demand from end-user customers, partially offset by an increase in revenue through Independent Software Vendors (ISVs), companies which have written software applications utilizing Progress Software technology and which resell the Company’s products in conjunction with the sale of their applications. Software license revenue from development products, such as Progress ProVision, and from most deployment products, including the Progress RDBMS, decreased year over year. Partially offsetting the decline in license revenue from these product groups was a significant increase in license revenue from the Sonic product line, which represented slightly over 10% of total software license revenue.

Maintenance and services revenue increased 7% from $168.3 million in fiscal 2001 to $179.7 million in fiscal 2002. The increase in maintenance and services revenue was primarily the result of growth in the Company’s installed customer base and renewal of maintenance contracts, partially offset by a decline in services revenue. The decline in services revenue was primarily the result of decreases in consulting revenue in North America and the Asia Pacific region due to delays in new engagements, fewer projects as a result of economic conditions and a slower overall market for professional services. Education revenue also decreased in fiscal 2002 as compared to fiscal 2001.

Total revenue generated in markets outside North America increased 3% from $158.6 million in fiscal 2001 to $163.3 million in fiscal 2002 and represented 60% of total revenue in each of fiscal 2002 and fiscal 2001. The increase was the result of higher revenue from EMEA and Asia Pacific, partially offset by a continued decline in revenue in Latin America in fiscal 2002. The decrease in this region was due to an overall market slowdown in the purchase of packaged applications, especially in the government sector in various countries within Latin America. Total revenue generated in markets outside North America as a percentage of total revenue in fiscal 2002 would have decreased by less than one absolute percentage point as compared to the reported ratio if exchange rates had been constant in fiscal 2002 as compared to the exchange rates in effect in fiscal 2001.

The Company is planning for total revenue growth in fiscal 2003 in the range of 3 to 5% from existing businesses and expects total reported revenue to show growth of around 10% with the addition of eXcelon. This revenue expectation is based on a number of assumptions, including the continued success of the Company’s ISVs, improvement in the Company’s ability to generate new business in end user accounts, the Company’s ability to successfully integrate the products and personnel from eXcelon, continued high growth from the Company’s new product sets, especially the Sonic product line, and no strengthening of the US dollar against currencies from which the Company derives a significant portion of its business. There can be no assurance, however, that the Company will be successful in achieving its forecasts and plans or that other factors will not negatively impact its revenue.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 1% from $10.6 million in fiscal 2001 to $10.8 million in fiscal 2002 and increased as a percentage of software license revenue from 11% to 12%. The dollar and percentage increases were primarily due to higher royalty expense for products and technologies licensed from third parties, partially offset by lower amortization expense from previously capitalized software costs. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix. The Company expects costs of software licenses to range from 10% to 12% of the related software license revenue in a given period.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services was essentially the same at $57.0 million in fiscal 2001 as compared to $56.9 million in fiscal 2002, but decreased as a percentage of maintenance and services revenue from 34% to 32%. The maintenance and services revenue margin improvement was due to such revenue in fiscal 2002 including a greater proportion of maintenance revenue, which has a substantially higher margin than professional services revenue. Significant changes affecting maintenance and service expenses in fiscal 2002 were greater usage of third-party contractors for service engagements and a write-down related to excess fixed assets, partially offset by lower headcount-related expenses in the professional services group. The Company decreased its technical support, education, and consulting staff by 15% from the end of fiscal 2001 to the end of fiscal 2002.

Sales and marketing expenses increased 2% from $103.4 million in fiscal 2001 to $105.1 million in fiscal 2002 and represented the same percentage of total revenue in each period at 39%. The dollar increase in sales and marketing expenses was due to a slight increase in the level of discretionary marketing spending for trade shows, advertising campaigns, lead generation, direct mail solicitations and other events, partially offset by a decrease in the sales, sales support and marketing headcount. The Company decreased its sales, sales support and marketing staff by 4% from the end of fiscal 2001 to the end of fiscal 2002.

Product development expenses increased 1% from $41.7 million in fiscal 2001 to $42.1 million in fiscal 2002, but decreased as a percentage of total revenue from 16% to 15%. The dollar increase was primarily due to the absence of capitalized software costs in fiscal 2002 as compared to fiscal 2001 as a result of the timing and stage of development of projects that would qualify for capitalization under the Company’s software capitalization policy. The major product development efforts in fiscal 2002 primarily related to the development and enhancement of new products such as SonicXQ, SonicMQ, Dynamics, Fathom, the PeerDirect Replication Engine and the next release of Progress, the Company’s principal product line. Headcount-related expense savings in fiscal 2002 were offset by higher average compensation. The Company decreased its product development staff by 5% from the end of fiscal 2001 to the end of fiscal 2002.

The Company capitalized $0.4 million of software development costs in fiscal 2001 and none in fiscal 2002 in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amount capitalized in fiscal 2001 represented 1% of total product development costs that year. Capitalized software costs are amortized over the estimated life of the product (generally four years) in an amount equal to the greater of the amount computed using the ratio of current revenue to total expected revenue in the product’s life or straight-line. Amounts amortized are included in cost of software licenses.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 2% from $29.5 million in fiscal 2001 to $30.0 million in fiscal 2002, but remained the same percentage of total revenue at 11%. Excluding amortization of goodwill of $0.7 million in fiscal 2001, general and administrative expenses would have increased by 4% in fiscal 2002, primarily due to greater usage of outside contractors and professional services. The Company decreased its administrative staff by 6% from the end of fiscal 2001 to the end of fiscal 2002.

Income from operations increased as a percentage of total revenue from 8% in fiscal 2001 to 10% in fiscal 2002. The dollar increase and the increase in operating income as a percentage of revenue was primarily due to higher revenue during the year, partially offset by continued investment in new business opportunities such as Sonic Software and PeerDirect. In addition, the Company’s total headcount decreased throughout fiscal 2002, primarily due to attrition. However, operating expenses did not decrease proportionately due to increases in non-headcount related items and higher average compensation. With the acquisition of eXcelon, the Company expects its headcount to be higher in fiscal 2003 as compared to fiscal 2002. If the Company is able to meet its forecasted revenue target and expenses occur as planned, the Company expects operating income as a percentage of revenue to be between 10% and 11% in fiscal 2003, excluding the impact of any one-time, acquisition-related charges.

Other income decreased 72% from $4.3 million in fiscal 2001 to $1.2 million in fiscal 2002. The decrease was primarily due to lower interest income and a second quarter noncash impairment charge of $1.0 million related to the Company’s investment in a related party, EasyAsk, Inc. The Company wrote down the carrying amount of its investment to the estimated fair value based on a financing valuation obtained from the investee. The decrease in interest income was due to lower interest rates. The Company expects its average interest earned on invested cash balances to be lower in fiscal 2003 as compared to fiscal 2002 due to the continued reduction in market interest rates.

The Company’s effective tax rate was 30% in fiscal 2002 as compared to 31% in fiscal 2001. See Note 8 of Notes to Consolidated Financial Statements. The Company expects its effective tax rate to remain at approximately 30% in fiscal 2003. This expected effective tax rate assumes no significant changes in the current tax laws. In particular, the US government is considering alternatives to the extraterritorial income exclusion rules, which currently provide a 3 to 5 absolute percentage point reduction in the Company’s effective tax rate.

Fiscal 2001 Compared to Fiscal 2000

The Company’s total revenue decreased 3% from $273.1 million in fiscal 2000 to $263.6 million in fiscal 2001. Total revenue would have been approximately the same in fiscal 2001 as in fiscal 2000 if exchange rates had been constant in fiscal 2001 as compared to the exchange rates in effect in fiscal 2000.

Total revenue derived from the SonicMQ product line was $8.0 million in fiscal 2001 as compared to $2.4 million in fiscal 2000. Revenue from NuSphere in each period was not significant as this organization was in the development stage.

Software license revenue decreased 13% from $109.2 million in fiscal 2000 to $95.3 million in fiscal 2001. The decrease in software license revenue in fiscal 2001 was primarily due to a decline in demand from end-user customers as well as ISVs. The software license decrease was partially offset by sales from new products such as SonicMQ. In addition, the Company’s license revenue was adversely affected by the strong U.S. dollar, especially relative to the euro, the British pound and the Brazilian real.

Software license revenue from development products, such as Progress ProVision, and most deployment products, including Progress RDBMS, decreased year over year. Partially offsetting the decline in license revenue from these product groups was a significant increase in license revenue from SonicMQ. However, this product line represented a small percentage of total software license revenue.

Maintenance and services revenue increased 3% from $163.9 million in fiscal 2000 to $168.3 million in fiscal 2001. The increase in maintenance and services revenue was primarily the result of growth in the Company’s installed customer base, renewal of maintenance contracts and growth in international consulting revenue, especially in EMEA. The maintenance and services revenue increase was partially offset by a decline in consulting revenue in North America and global education revenue. The decline in North America consulting revenue was primarily due to delays in new engagements, fewer projects as a result of economic conditions and a slower overall market, especially in the ERP sector, for professional services in fiscal 2001 as compared to fiscal 2000.

Total revenue generated in markets outside North America decreased 5% from $166.5 million in fiscal 2000 to $158.6 million in fiscal 2001 and represented 60% of total revenue in fiscal 2001 as compared to 61% in fiscal 2000. The decrease was the result of substantially lower revenue in the Asia Pacific and Latin America regions in fiscal 2001 as compared to fiscal 2000. The decrease in these regions was due to an overall market slowdown in the purchase of packaged applications, especially in the government sector in various countries within Latin America. Total revenue generated in markets outside North America would have represented 62% of total revenue in fiscal 2001 if exchange rates had been constant in fiscal 2001 as compared to the exchange rates in effect in fiscal 2000.

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

Cost of maintenance and services increased 4% from $54.6 million in fiscal 2000 to $57.0 million in fiscal 2001 and increased as a percentage of maintenance and services revenue from 33% to 34%. The dollar increase was due to greater usage of third-party contractors for service engagements, partially offset by lower headcount in the professional services group. The percentage increase was due to a decline in margins on service engagements. The Company decreased its technical support, education, and consulting staff by 6% from the end of fiscal 2000 to the end of fiscal 2001.

Sales and marketing expenses increased 1% from $102.2 million in fiscal 2000 to $103.4 million in fiscal 2001 and increased as a percentage of total revenue from 37% to 39%. The dollar increase in sales and marketing expenses was due to an increase in compensation costs for the sales, sales support and marketing staff, partially offset by a decrease in the level of discretionary marketing spending for trade shows, advertising campaigns, direct mail solicitations and other events. The percentage increase was primarily due to the decline in revenue without a commensurate change in sales and marketing expenses. The Company decreased its sales, sales support and marketing staff by 1% from the end of fiscal 2000 to the end of fiscal 2001.

Product development expenses increased 7% from $39.0 million in fiscal 2000 to $41.7 million in fiscal 2001 and increased as a percentage of total revenue from 14% to 16%. The dollar and percentage increases were primarily due to an increase in headcount and related compensation expense to support continued new product development efforts. The major product development efforts in fiscal 2001 primarily related to the development and enhancement of new products such as SonicXQ and SonicMQ and the next release of the Company’s principal product line, Progress Version 9.1c. The Company capitalized $0.5 million of software development costs in fiscal 2000 and $0.4 million in fiscal 2001. The Company increased its product development staff by 6% from the end of fiscal 2000 to the end of fiscal 2001.

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

The Company’s effective tax rate was 31% in fiscal 2001 as compared to 32% in fiscal 2000. See Note 8 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

At the end of fiscal 2002, the Company’s cash and short-term investments totaled $177.2 million. The increase of $2.7 million since the end of fiscal 2001 resulted from cash generated from operations and proceeds from stock issuances under the stock purchase plan and exercises of stock options, partially offset by common stock repurchases and capital expenditures.

In fiscal years 2002, 2001 and 2000, the Company generated $44.4 million, $31.5 million and $43.1 million, respectively, in cash from operations. The increase in cash generated from operations in fiscal 2002 was due to higher net income, lower accounts receivable and the timing of payments related to accounts payable and other accrued liabilities. The decrease of $5.6 million in accounts receivable in fiscal 2002 was primarily due to improved collections. As a result, accounts receivable days sales outstanding decreased to 61 days at the end of fiscal 2002, as compared to 70 days and 66 days at the end of fiscal years 2001 and 2000, respectively.

In fiscal years 2002, 2001 and 2000, the Company purchased $6.8 million, $8.5 million and $27.3 million, respectively, of property and equipment. The amount for fiscal 2000 included the purchase of the land and building of the Company’s principal facility in Bedford, Massachusetts for $15.7 million. The remaining amounts for fiscal

2000 and the amounts for fiscal years 2002 and 2001 consisted primarily of computer equipment, software and property and leasehold improvements. The Company financed these purchases primarily from cash generated from operations.

In fiscal years 2002, 2001 and 2000, the Company purchased and retired 3,386,676 shares, 832,398 shares and 1,087,942 shares, respectively, of its common stock for $45.1 million, $11.5 million and $17.3 million, respectively. Since beginning the stock repurchase program in 1996, the Company has purchased and retired 16,925,524 shares at a cost of $165.7 million.

In September 2002, the Board of Directors authorized, for the period from October 1, 2002 through September 30, 2003, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times when the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans. At November 30, 2002, approximately 9,000,000 shares of common stock remained available for repurchase under this authorization.

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

On December 19, 2002, the Company completed its acquisition of eXcelon, a provider of data management software. The acquisition will be accounted for as a purchase, and accordingly, the results of operations of eXcelon will be included in the Company’s operating results from the date of acquisition. The acquisition was structured as a merger of a wholly owned subsidiary of the Company with and into eXcelon. Pursuant to the terms of the acquisition, each outstanding share of eXcelon common stock was converted into the right to receive $3.19 in cash, without interest. In addition, as a result of the acquisition, holders of outstanding options to purchase eXcelon common stock with an exercise price of less than $3.19 per share were entitled to receive a cash payment equal to the number of shares of eXcelon common stock subject to such option multiplied by the amount by which $3.19 exceeded the exercise price per share of such option. The aggregate purchase price of approximately $24 million was funded by the Company through cash on hand.

The Company’s only significant long-term financial commitment relates to operating lease obligations. Future annual minimum rental lease payments are detailed in Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

The Company believes that existing cash balances together with funds generated from operations will be sufficient to finance the Company’s operations and meet its foreseeable cash requirements (including planned capital expenditures, lease commitments, potential cash acquisitions and other long-term obligations) through at least the next twelve months.

Accounting Changes

Effective December 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires completion of a two-step transitional goodwill impairment test. In connection with the completion of the first step of its transitional analysis, the Company assigned goodwill to two reporting units. Completion of the first step of the Company’s analysis did not indicate impairment as the fair value of each reporting unit exceeded its carrying amount, including goodwill. As the first step did not indicate that any impairment existed, completion of the second step was not required. The Company will assess the impairment of goodwill on an annual basis or if other indicators of impairment arise.

Net income for fiscal years 2001 and 2000, if adjusted to exclude goodwill amortization expense, net of taxes, would have increased by $0.5 million in each year to $18.1 million and $34.1 million, respectively, and diluted earnings per share would have been $0.47 and $0.87, respectively.

Effective December 1, 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) which addresses financial accounting and reporting for the recognition and measurement of impairment and disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121. The adoption of SFAS 144 did not have a material effect on the Company’s consolidated financial position or results of operations.

During fiscal 2002, the Company adopted Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14). EITF 01-14 requires reimbursements received for out-of-pocket expenses to be reflected as revenue and reclassification of prior period financial statements to conform with the current period presentation. Prior to the adoption of EITF 01-14, reimbursable out-of-pocket expenses were reflected as net amounts in cost of maintenance and services. Reimbursable out-of-pocket expenses reclassified as revenues for fiscal years 2001 and 2000 were $1.6 million and $1.7 million, respectively.

New Accounting Pronouncement

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (SFAS 146). This statement revises the accounting for exit and disposal activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

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

Global Economic and Political Conditions - The global economic and political environment and the current business climate is likely to impact the Company’s revenue and net income in the near term. Various economic indicators and analysts do not predict an increase in demand for capital spending, especially within the technology sector, within the near future. The aftermath of the terrorist attacks upon the United States and the potential for war with Iraq as well as other potential geopolitical issues in North Korea, Venezuela and elsewhere also contribute to economic and political uncertainty. If customers’ buying patterns, such as decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there will be a material adverse effect on the Company’s business, financial condition and operating results.

Products - Ongoing enhancements to the Company’s products, including the Progress product set and Sonic product set, will be required to enable the Company to maintain its competitive position. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Failure to develop enhancements that meet market needs in a timely manner could have a material adverse effect on the Company’s business, financial condition and operating results.

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

The Company has derived most of its revenue from its core product line, Progress, and other products that complement Progress and are generally licensed only in conjunction with Progress. Accordingly, the Company’s future results depend on continued market acceptance of Progress and any factor adversely affecting the market for Progress could have a material adverse effect on the Company’s business, financial condition and operating results.

Some of the Company’s products require a higher level of development, distribution and support expenditures, on a percentage of revenue basis. If revenue generated from these products becomes a greater percentage of the Company’s total revenue and if the expenses associated with these products on a percentage of revenue basis do not decrease, then the Company’s operating margins will be adversely affected.

Future Acquisitions - As part of its business strategy, the Company has made and expects to continue to make acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Such acquisitions or investments involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from the Company’s ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on the Company’s business, financial condition and operating results. Consideration paid for future acquisitions, if any, could include stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

The Company completed its acquisition of eXcelon in December 2002. The success of the acquisition will depend, to some extent, on the Company’s ability to effectively integrate the products and personnel from eXcelon. If the integration efforts take longer than expected or if unforeseen contingencies and obligations are subsequently discovered, the Company’s business and operating results could be adversely affected.

ObjectStore Revenue - Revenue from the ObjectStore product line, an object-oriented database from eXcelon, has declined in recent years. The future revenue from the ObjectStore product line offering will depend to a substantial degree on the Company’s ability both to keep existing customers and to attract and retain new customers for this product. A significant portion of ObjectStore revenue historically has been derived from sales to customers in a limited number of industries, such as the telecommunications industry, some of which have been decreasing their rate of capital expenditures, including expenditures for products such as ObjectStore. If revenue from sales to customers in these traditional markets continues to decline and the Company is unable to create increased demand for ObjectStore in new markets, revenue from this product line could further decline and there could be a material adverse effect on the Company’s business, financial condition and operating results.

Distribution Channels and New Markets - Future results also depend upon the Company’s continued successful distribution of its products through its ISV channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. ISVs utilize technology from the Company to create their applications and resell the Company’s products along with their own applications. While revenue from the ISV channel increased in fiscal 2002, such revenue experienced a year-over-year decrease in fiscal 2001. If this negative revenue trend were to reoccur in fiscal 2003, the Company’s business and operating results would be adversely affected. Any other adverse effect on the ISVs’ businesses related to competition, pricing and other factors could also have a material adverse effect on the Company’s business, financial condition and operating results.

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

XML Market Acceptance - Extensible Markup Language, or XML, is an emerging standard for sharing data over the Internet. To date, the acceptance of XML has been slower than expected. If a competing standard for sharing data over the Internet was perceived to be superior to XML, the market may not continue to accept XML-based products. Some of the Company’s products might not be compatible with this competing standard or the Company might not be able to develop products using this standard in a timely manner, which could materially harm revenues, results of operation and financial condition.

Competition - The Company experiences significant competition from a variety of sources with respect to the marketing and distribution of its products. Many of these competitors have greater financial, marketing or technical resources than the Company and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than can the Company. Increased competition could make it more difficult for the Company to maintain its market presence. The marketplace for new products is intensely competitive and characterized by low barriers to entry. As a result, new competitors possessing technological, marketing or other competitive advantages may emerge and rapidly acquire market share.

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

International Operations - Revenue generated outside of North America represented 60% of the Company’s total revenue in fiscal 2002. Because a majority of the Company’s total revenue is derived from international operations that are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company’s results of operations and financial position. There can be no assurance that the Company’s currency hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company’s business could be adversely affected.

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

Taxation of Extraterritorial Income - The Company currently receives significant benefits from the extraterritorial income exclusion (ETI) provisions of the current U.S. tax law. The World Trade Organization (WTO) has ruled that these provisions constitute a prohibited export subsidy and that the European Union may impose trade sanctions if U.S. rules are not brought into compliance. President Bush has stated the U.S. will bring its tax laws into compliance with the WTO ruling, but the Administration and Congress have not decided on a solution for this issue. It is not possible to predict what impact the WTO decision will have on future results pending final resolution of these matters. If the ETI exclusion is repealed and replacement legislation is not enacted, the loss of this tax benefit, which currently provides approximately a four to six absolute percentage point reduction in the Company’s effective tax rate, would have a material adverse effect on the profitability of the Company.

Hiring and Retention of Skilled Employees - The Company’s future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. There is significant competition for such personnel in the software industry. There can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to develop new and enhanced products and to continue to grow and operate profitably.

Intellectual Property and Proprietary Rights - The Company’s success is heavily dependent upon its proprietary software technology. The Company relies principally on a combination of contract provisions and copyright, trademark, patent and trade secret laws to protect its proprietary technology. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company’s products is difficult. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology.

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

Third-Party Technology - The Company also utilizes certain technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company’s products to perform key functions. There can be no assurance that functionally similar technology will continue to be available on commercially reasonable terms in the future, or at all.

Stock Price Volatility - The market price of the Company’s common stock, like that of other technology companies, is highly volatile and is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, changes in financial estimates by securities analysts or other events or factors. The Company’s stock price may also be affected by broader market trends unrelated to the Company’s performance.

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

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are generally recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at November 30, 2002 was $60.4 million. Unrealized market value gains on such contracts were immaterial at November 30, 2002. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 6% and the Company’s net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2002 where the notional amount is determined using contract exchange rates:

(In thousands)
Functional Currency:	Exchange Foreign Currency For U.S. Dollars (Notional Amount)	Exchange U.S. Dollars For Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate

Australian dollar	$1,829	—	0.55
Brazilian real	443	—	3.61
Euro	988	—	0.99
South African rand	352	—	9.37
UK pound	—	$300	0.65

	$3,612	$300

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

To the Board of Directors and Shareholders of Progress Software Corporation:

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and its subsidiaries as of November 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and its subsidiaries as of November 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts December 19, 2002

Consolidated Financial Statements

Consolidated Balance Sheets

(In thousands, except share data)
November 30,	2002	2001

Assets
Current assets:
Cash and equivalents	$117,425	$108,337
Short-term investments	59,768	66,179
Accounts receivable (less allowances of $7,763 in 2002 and $6,333 in 2001)	48,676	54,230
Other current assets	10,102	11,067
Deferred income taxes	8,857	9,632

Total current assets	244,828	249,445

Property and equipment, net	34,045	36,990
Intangible assets, net	887	1,382
Goodwill	4,013	4,216
Other assets	6,393	7,347

Total	$290,166	$299,380

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,717	$10,386
Accrued compensation and related taxes	21,788	20,146
Income taxes payable	6,785	8,886
Other accrued liabilities	12,509	10,323
Deferred revenue	66,404	64,463

Total current liabilities	117,203	114,204

Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none
Common stock, $.01 par value, and additional paid-in capital; authorized, 100,000,000 shares; issued and outstanding, 33,401,133 in 2002 and 35,621,071 shares in 2001	27,743	42,382
Retained earnings, including accumulated other comprehensive loss of $2,256 in 2002 and $2,720 in 2001	145,220	142,794

Total shareholders’ equity	172,963	185,176

Total	$290,166	$299,380

See notes to consolidated financial statements.

Consolidated Statements of Operations

(In thousands, except per share data)
Year Ended November 30,	2002	2001	2000

Revenue:
Software licenses	$93,468	$95,253	$109,218
Maintenance and services	179,655	168,331	163,862

Total revenue	273,123	263,584	273,080

Costs and expenses:
Cost of software licenses	10,751	10,612	9,798
Cost of maintenance and services	56,934	57,016	54,637
Sales and marketing	105,068	103,434	102,163
Product development	42,113	41,732	39,034
General and administrative	30,033	29,485	28,753

Total costs and expenses	244,899	242,279	234,385

Income from operations	28,224	21,305	38,695

Other income (expense):
Interest income	4,672	6,656	8,073
Foreign currency gain (loss)	(2,559)	(2,385)	2,783
Investment impairment charge	(1,000)	—	—
Other income (expense)	73	(8)	(64)

Total other income, net	1,186	4,263	10,792

Income before provision for income taxes	29,410	25,568	49,487
Provision for income taxes	8,823	7,925	15,836

Net income	$20,587	$17,643	$33,651

Basic earnings per share	$0.58	$0.50	$0.94
Weighted average shares outstanding (basic)	35,419	35,447	35,661

Diluted earnings per share	$0.54	$0.46	$0.85
Weighted average shares outstanding (diluted)	38,132	38,425	39,472

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands)
Year Ended November 30,	2002	2001	2000

Common stock and additional paid-in capital:
Balance, beginning of year	$42,382	$38,082	$40,491
Exercise of employee stock options	6,411	6,926	3,947
Issuance of stock under the ESPP	2,946	2,779	3,162
Repurchase of common stock	(26,516)	(7,434)	(11,612)
Issuance of stock in subsidiaries	67	—	—
Stock option compensation	—	—	77
Tax benefit from stock plans	2,453	2,029	2,017

Balance, end of year	27,743	42,382	38,082

Retained earnings:
Balance, beginning of year	142,794	128,731	101,820

Net income	20,587	17,643	33,651
Other comprehensive income:
Unrealized gains (losses) on investments, net of tax	(124)	819	78
Translation adjustments, net of tax	588	(374)	(1,159)

Comprehensive income	21,051	18,088	32,570
Repurchase of common stock	(18,625)	(4,025)	(5,659)

Balance, end of year	145,220	142,794	128,731

Total shareholders’ equity	$172,963	$185,176	$166,813

     See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)
Year Ended November 30,	2002	2001	2000

Cash flows from operating activities:
Net income	$20,587	$17,643	$33,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,981	10,139	9,800
Allowances for accounts receivable	2,589	1,632	1,495
Amortization of capitalized software costs	828	1,078	1,644
Amortization of intangible assets	500	923	885
Deferred income taxes	51	(818)	(308)
Investment impairment charge	1,000	—	—
Other noncash charges	—	—	439
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,193	(5,962)	(6,470)
Other current assets	968	1,859	(2,977)
Accounts payable and accrued expenses	2,410	828	(6,123)
Income taxes payable	835	663	4,280
Deferred revenue	(530)	3,525	6,750

Net cash provided by operating activities	44,412	31,510	43,066

Cash flows from investing activities:
Purchases of investments available for sale	(30,523)	(38,737)	(63,608)
Maturities of investments available for sale	36,808	40,761	73,316
Purchase of property and equipment	(6,776)	(8,518)	(27,301)
Capitalized software costs	—	(393)	(525)
Acquisitions, net of cash acquired	—	(4,150)	(2,100)
Decrease (increase) in other noncurrent assets	(785)	195	(1,767)

Net cash used for investing activities	(1,276)	(10,842)	(21,985)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,424	9,705	7,109
Repurchase of common stock	(45,141)	(11,459)	(17,271)

Net cash used for financing activities	(35,717)	(1,754)	(10,162)

Effect of exchange rate changes on cash	1,669	(1,299)	(1,848)

Net increase in cash and equivalents	9,088	17,615	9,071
Cash and equivalents, beginning of year	108,337	90,722	81,651

Cash and equivalents, end of year	$117,425	$108,337	$90,722

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

Software licenses are generally sold with annual maintenance contracts and, in some cases, also with consulting services. For the undelivered elements, vendor-specific objective evidence (VSOE) of fair value is determined to be the price charged when the undelivered element is sold separately. VSOE for maintenance sold in connection with a software license is determined based on the amount that will be separately charged for the maintenance renewal period. VSOE for consulting services is determined by reference to the amount charged for similar engagements when a software license sale is not involved.

Revenue from software licenses sold together with maintenance and/or consulting services is generally recognized upon shipment using the residual method, provided that the above criteria have been met. If payment of the software license fees is dependent upon the performance of consulting services or the consulting services are essential to the functionality of the licensed software, then both the software license and consulting fees are recognized under the percentage-of-completion method of contract accounting.

Maintenance revenue is deferred and recognized ratably over the term of the applicable agreement. Revenue from services, primarily consulting and customer education, is generally recognized as the related services are performed.

Warranty Costs

The Company makes periodic provisions for expected warranty costs. Historically, warranty costs have been insignificant.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates that the Company makes based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends.

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

Supplemental Cash Flow Information

In fiscal years 2002, 2001 and 2000, the Company paid $8.1 million, $9.0 million and $10.9 million in income taxes, respectively.

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

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of investments available for sale is based on current market value (Note 2).

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets or the remaining terms of leases, whichever is shorter. Useful lives by major asset class are as follows: computer equipment and software, three to five years; building and improvements, five to thirty-nine years; and furniture and fixtures, five to seven years.

Capitalization of Software Costs

The Company capitalizes certain internally generated software development costs after technological feasibility of the product has been established. Such costs are amortized over the estimated life of the product (generally four years) in an amount equal to the greater of the amount computed using the ratio of current revenue to total expected revenue in the product’s life or straight-line. The Company periodically compares the unamortized costs of capitalized software to the expected future revenues for the products. If the unamortized costs exceed the expected future net realizable value, the excess amount is written off. Capitalized software costs, included in other assets, totaled $0.5 million and $1.3 million (net of accumulated amortization of $12.5 million and $11.7 million, respectively) at November 30, 2002 and 2001, respectively.

Goodwill and Other Intangible Assets

On December 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This statement requires that goodwill and certain other intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires completion of a two-step transitional goodwill impairment test. In connection with the completion of the first step of its transitional analysis, the Company assigned goodwill to two reporting units, both of which are included in the E-Business Application Development & Deployment segment. Completion of the first step of the Company’s analysis did not indicate impairment as the fair value of each reporting unit exceeded its carrying amount, including goodwill. As the first step did not indicate that any impairment existed, completion of the second step was not required. The Company will assess the impairment of goodwill on an annual basis or if other indicators of impairment arise.

Net income for fiscal years 2001 and 2000, if adjusted to exclude goodwill amortization expense, net of taxes, would have increased by $0.5 million in each year to $18.1 million and $34.1 million, respectively, and diluted earnings per share would have been $0.47 and $0.87, respectively. During fiscal 2002, no goodwill was acquired, impaired or written off.

At November 30, 2002, accumulated amortization of other acquired intangible assets, which are all subject to amortization and were composed primarily of purchased technology, totaled $1.1 million. These intangible assets are being amortized over an estimated useful life of three to four years with no expected residual value. Amortization expense related to these intangible assets was $0.5 million for fiscal 2002 and is estimated to be approximately $0.5 million, $0.3 million and $0.1 million in fiscal years 2003, 2004 and 2005, respectively.

Investment in Related Party

The Company holds a minority interest in EasyAsk, Inc., a privately-held software company whose chairman is a member of the Board of Directors of the Company. The Company regularly monitors the carrying value of its investment in EasyAsk. The investment was valued at $0.3 million at November 30, 2002 and is included in other assets. During fiscal 2002, the Company recorded an impairment charge of $1.0 million related to this investment.

Stock-Based Compensation Plans

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), the Company provides additional pro forma disclosures (Note 6).

Income Taxes

The Company provides for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from depreciation, accruals, deferred revenue, capitalized software costs, tax loss carryforwards and allowances for accounts receivable. No provision for U.S. income taxes has been made for the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be principally offset by foreign tax credits. Cumulative undistributed foreign earnings were approximately $17.7 million at November 30, 2002.

Comprehensive Income

The components of comprehensive income include unrealized gains and losses on investments and foreign currency translation adjustments. Accumulated foreign currency translation losses (net of taxes of approximately $1.2 million and $1.5 million at November 30 , 2002 and 2001, respectively) were approximately $2.8 million and $3.4 million at November 30, 2002 and 2001, respectively. Accumulated unrealized gains on short-term investments (net of taxes of approximately $0.3 million at each period end) were approximately $0.6 million and $0.7 million at November 30, 2002 and 2001, respectively.

Accounting Changes

Effective December 1, 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) which addresses financial accounting and reporting for the recognition and measurement of impairment and disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121. The adoption of SFAS 144 did not have a material effect on the Company’s consolidated financial position or results of operations.

During fiscal 2002, the Company adopted Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (EITF 01-14). EITF 01-14 requires reimbursements received for out-of-pocket expenses to be reflected as revenue and reclassification of prior period financial statements to conform to the current period presentation. Prior to the adoption of EITF 01-14, reimbursable out-of-pocket expenses were reflected as net amounts in Cost of Maintenance and Services. Reimbursable out-of-pocket expenses reclassified as revenue for fiscal years 2001 and 2000 were $1.6 million and $1.7 million, respectively.

New Accounting Pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (SFAS 146). This statement revises the accounting for exit and disposal activities under EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002.

Note 2: Cash and Short-Term Investments

A summary of the Company’s investments available for sale by major security type (including $67.9 million classified as cash equivalents) at November 30, 2002 was as follows:

(In thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value

Corporate debt securities	$68,300	—	—	$68,300
State and municipal obligations	46,775	$514	$(24)	47,265
U.S. government obligations	11,705	398	—	12,103

Total	$126,780	$912	$(24)	$127,668

The fair value of debt securities at November 30, 2002, by contractual maturity, was as follows:

(In thousands)
Due in one year or less	$95,333
Due after one year	32,335

Total	$127,668

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

Realized gains and losses from the sale of available-for-sale securities and unrealized gains and losses that were reclassified from accumulated other comprehensive income to income were immaterial for all periods presented.

Note 3: Derivative Instruments

On December 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized immediately in earnings. Adoption of SFAS 133 did not have a material effect on the Company’s consolidated financial position or results of operations.

The Company uses derivative instruments to manage exposures to fluctuations in the value of foreign currencies. Certain forecasted transactions and assets are exposed to foreign currency risk. The Company’s objective for holding derivatives is to eliminate or reduce the impact of these exposures. The Company monitors its foreign currency exposures daily to enhance the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the euro, British pound, and Australian dollar. Options used to hedge a portion of forecasted international intercompany revenue for up to one year in the future are designated as cash flow hedging instruments. Forward contracts not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. The notional principal amount of outstanding foreign exchange option contracts at November 30, 2002 was $60.4 million. Unrealized market value gains on such contracts were immaterial at November 30, 2002. Major U.S. multinational banks are counterparties to the option contracts.

For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for fiscal years 2002 and 2001. In fiscal years 2002 and 2001, foreign currency loss included a net loss of $0.9 and $0.8 million, respectively, for changes in the time value of options designated as cash flow hedges.

The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2002 where the notional amount is determined using contract exchange rates:

(In thousands)
	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate

Australian dollar	$1,829	—	0.55
Brazilian real	443	—	3.61
Euro	988	—	0.99
South African rand	352	—	9.37
UK pound	—	$300	0.65

	$3,612	$300

Note 4: Property and Equipment

Property and equipment consisted of the following:

(In thousands)
November 30,	2002	2001

Computer equipment and software	$66,052	$64,163
Land, building and leasehold improvements	30,303	27,605
Furniture and fixtures	8,033	7,205
Total	104,388	98,973
Less accumulated depreciation and amortization	70,343	61,983

Property and equipment, net	$34,045	$36,990

Note 5: Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share for each fiscal year:

(In thousands, except per share data)
Year Ended November 30,	2002	2001	2002

Net income	$20,587	$17,643	$33,651

Weighted average shares outstanding	35,419	35,447	35,661

Dilutive impact from outstanding stock options	2,713	2,978	3,811

Diluted weighted average shares outstanding	38,132	38,425	39,472

Basic earnings per share	$0.58	$0.50	$0.94

Diluted earnings per share	$0.54	$0.46	$0.85

Approximately 2,460,000, 871,000 and 486,000 weighted average outstanding stock options were excluded from the calculation of diluted earnings per share in fiscal years 2002, 2001 and 2000, respectively, because these options were anti-dilutive. However, these options could be dilutive in the future.

Note 6: Shareholders’ Equity

Preferred Stock

The Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preference and voting rights. At November 30, 2002, the Board of Directors had not authorized any series of preferred stock.

Common Stock

A summary of share activity is as follows:

(In thousands)
Year Ended November 30,	2002	2001	2000

Beginning balance	35,621	35,315	35,553

Shares issued	1,167	1,138	850

Shares repurchased	(3,387)	(832)	(1,088)

Ending balance	33,401	35,621	35,315

Common Stock Repurchases

In fiscal years 2002, 2001 and 2000, the Company purchased and retired 3,386,676 shares, 832,398 shares and 1,087,942 shares, respectively, of its common stock for $45.1 million, $11.5 million and $17.3 million, respectively. Since beginning its stock repurchase program in 1996, the Company has purchased and retired 16,925,524 shares at a cost of $165.7 million.

In September 2002, the Board of Directors authorized, for the period from October 1, 2002 through September 30, 2003, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times when the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans. At November 30, 2002, approximately 9,000,000 shares of common stock remained available for repurchase under this authorization.

Stock Options

The Company has three shareholder-approved stock option plans: the 1992 Incentive and Nonqualified Stock Option Plan (1992 Plan), the 1994 Stock Incentive Plan (1994 Plan) and the 1997 Stock Incentive Plan (1997 Plan). These plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. The 1992 Plan terminated in fiscal 2002 and no future awards may be granted under it. Awards under the 1994 and 1997 Plans may include stock options (both incentive and nonqualified), grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than incentive and nonqualified stock options have been granted under the foregoing plans. A total of 19,540,000 shares are issuable under these plans, of which 1,698,000 shares were available for grant at November 30, 2002.

In June 2002, the Board of Directors approved and adopted the 2002 Nonqualified Stock Plan (2002 Plan), for which the approval of shareholders is not required. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than nonqualified stock options have been granted under the 2002 Plan. A total of 6,500,000 shares are issuable under the 2002 Plan, of which 4,431,000 shares were available for grant at November 30, 2002.

A summary of stock option activity under all plans is as follows:

(In thousands, except per share data)
		Weighted Average
	Number	Exercise Price
	Of Shares	Per Share

Options outstanding, December 1, 1999	7,908	$8.19
Granted	2,472	15.04
Exercised	(552)	7.14
Canceled	(1,296)	10.08

Options outstanding, November 30, 2000	8,532	9.95
Granted	3,265	13.00
Exercised	(898)	7.71
Canceled	(869)	13.09

Options outstanding, November 30, 2001	10,030	10.88
Granted	3,050	13.30
Exercised	(906)	7.07
Canceled	(625)	13.48

Options outstanding, November 30, 2002	11,549	$11.67

For various exercise price ranges, characteristics of outstanding and exercisable stock options at November 30, 2002 were as follows:

(Number of shares in thousands)
		Options Outstanding		Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Number of	Average
Exercise Price:	Shares	Life (in years)	Exercise Price	Shares	Exercise Price

$4.50-6.00	1,061	3.80	$5.08	1,059	$5.08
6.23-7.23	1,513	3.53	7.16	1,445	7.15
9.00-12.19	1,555	7.06	11.03	1,031	10.77
12.28-13.24	6,504	8.74	13.06	2,107	12.98
13.88-19.25	916	7.52	18.03	467	18.45

$4.50-19.25	11,549	7.28	$11.67	6,109	$10.28

At the end of fiscal years 2001 and 2000, the Company had 4,900,000 shares and 3,952,000 shares subject to exercisable options, respectively, with weighted average exercise prices of $8.97 and $7.82 per share, respectively.

Employee Stock Purchase Plan

The 1991 Employee Stock Purchase Plan (ESPP), as amended in April 2001 and April 1998, permits eligible employees to purchase up to a maximum of 2,300,000 shares of common stock of the Company at 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. During fiscal years 2002, 2001 and 2000, 260,942 shares, 240,047 shares and 297,973 shares, respectively, were issued with weighted average purchase prices of $11.29, $11.57 and $10.61 per share, respectively, under the ESPP. At November 30, 2002, approximately 712,000 shares were available and reserved for issuance under the ESPP.

Subsidiary Options Plan

Sonic Software Corporation and NuSphere Corporation, wholly-owned subsidiaries of the Company, have separate stock option plans for their employees. Options under these plans are granted at fair value based on valuation reports from an independent appraiser. The options vest over four years and have terms of ten years. These options are exercisable for stock of the respective subsidiary, and are not exercisable for or convertible into the Company’s shares. The total number of common shares that may be granted under each of these stock option plans represents approximately 20% of the fully-diluted shares of each subsidiary. For NuSphere Corporation, no options under the plan have been exercised as of November 30, 2002. For Sonic Software Corporation, options representing less than 1% of the outstanding shares of Sonic Software Corporation were exercised at a total cost of less than $0.1 million in fiscal 2002. The exercise of stock options by employees results in the creation of minority interest in the subsidiaries. Such amounts were immaterial at November 30, 2002.

Pro Forma Disclosures

The pro forma disclosures are required to be determined as if the Company had accounted for its stock-based compensation arrangements granted subsequent to November 30, 1995 under the fair value method of SFAS 123. The fair value of options and ESPP shares granted in fiscal years 2002, 2001 and 2000 reported below has been estimated at the date of grant using the Black-Scholes option valuation model with the following ranges of assumptions:

Year Ended November 30,	2002	2001	2000

Stock Purchase Plan:
Expected volatility	32.9-57.9%	35.9-57.8%	42.5-61.7%
Risk-free interest rate	1.8-6.0%	2.4-5.6%	4.2-6.2%
Expected life in years	1.6	0.9	1.6
Expected dividend yield	None	None	None
Stock Options:
Expected volatility	46.8-49.5%	50.2-50.3%	47.5-49.7%
Risk-free interest rate	3.5-4.6%	4.2-5.1%	5.9-6.8%
Expected life in years	6.5	6.0	6.0
Expected dividend yield	None	None	None

For purposes of the pro forma disclosure, the estimated fair value of options is amortized to expense over the vesting period. Had compensation costs for options and ESPP shares been determined based on the Black-Scholes option valuation model as prescribed by SFAS 123, pro forma net income and pro forma diluted earnings per share would have been:

(In thousands, except per share data)
Year Ended November 30,	2002	2001	2000

Pro forma net income	$13,022	$11,297	$27,870
Pro forma diluted earnings per share	$0.34	$0.29	$0.71

Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2002, 2001 and 2000 was $7.51, $7.35 and $8.58 per share, respectively. The weighted average estimated fair value for shares issued under the ESPP in fiscal years 2002, 2001 and 2000 was $6.68, $5.66 and $6.01 per share, respectively.

Note 7: Retirement Plan

The Company maintains a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $2.8 million, $1.9 million and $1.8 million for fiscal years 2002, 2001 and 2000, respectively.

Note 8: Income Taxes

The components of pretax income were as follows:

(In thousands)
Year Ended November 30,	2002	2001	2000

United States	$25,754	$16,540	$38,847
Non-U.S	3,656	9,028	10,640

Total	$29,410	$25,568	$49,487

The provisions for income taxes were comprised of the following:

(In thousands)
Year Ended November 30,	2002	2001	2000

Current:
Federal	$5,860	$2,585	$9,942
State	923	1,510	1,996
Foreign	1,989	4,648	4,206

Total current	8,772	8,743	16,144

Deferred:
Federal	56	140	(254)
State	12	28	(50)
Foreign	(17)	(986)	(4)

Total deferred	51	(818)	(308)

Total	$8,823	$7,925	$15,836

The tax effects of significant items comprising the Company’s deferred taxes were as follows:

(In thousands)
November 30,	2002	2001

Deferred tax liabilities:
Capitalized software costs	$—	$(81)

Total deferred tax liabilities	—	(81)

Deferred tax assets:
Accounts receivable	3,074	2,427
Depreciation and amortization	3,134	2,797
Other current assets	711	692
Accrued compensation	537	1,301
Deferred revenue	979	2,231
Tax loss carryforwards	1,166	1,259
Accrued liabilities and other	3,852	3,516

Total deferred tax assets	13,453	14,223

Valuation allowance	(163)	(530)

Total	$13,290	$13,612

The valuation allowance applies to deferred tax assets, primarily net operating loss carryforwards, in certain foreign jurisdictions where realization is not assured. The change in the valuation allowance of $0.3 million in each of fiscal years 2002 and 2001 primarily related to the utilization of tax loss carryforwards. Noncurrent deferred taxes of $4.4 million and $4.0 million were included in other assets at November 30, 2002 and 2001, respectively.

The Company has foreign net operating loss carryforwards of $2.3 million expiring on various dates through 2007 and $0.4 million that may be carried forward indefinitely.

A reconciliation of the U.S. federal statutory rate to the effective tax rate was as follows:

Year Ended November 30,	2002	2001	2000

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
Non-U.S	2.7	1.7	0.3
Extraterritorial income exclusion/foreign sales corporation	(5.6)	(5.2)	(3.6)
State income taxes, net	2.1	5.0	2.5
Tax-exempt interest	(3.4)	(4.6)	(2.0)
Other	(0.8)	(0.9)	(0.2)

Total	30.0%	31.0%	32.0%

The Company currently receives significant benefits from the extraterritorial income exclusion (ETI) provisions of the current U.S. tax law. The World Trade Organization has ruled that these provisions constitute a prohibited export subsidy. If the ETI exclusion is repealed and replacement legislation is not enacted, the loss of this tax benefit, which currently provides approximately a four to six absolute percentage point reduction in the Company’s effective tax rate, would have a material adverse effect on the profitability of the Company.

Note 9: Operating Leases

The Company leases certain facilities and equipment under noncancelable operating lease arrangements. Future minimum rental payments at November 30, 2002 under these leases are as follows:

(In thousands)
2003	$8,384
2004	6,989
2005	4,640
2006	2,135
2007	1,705
Thereafter	4,275

Total	$28,128

Total rent expense under operating lease arrangements was approximately $7.2 million in each of fiscal years 2002, 2001 and 2000.

Note 10: Business Segments and International Operations

The Company conducts business through three principal operating units and a supporting research and business development unit. The first operating unit conducts business as the Progress Company and provides the OpenEdge Business Platform, a set of development and deployment technologies, which includes the Progress RDBMS. The second operating unit, Sonic Software Corporation, is a provider of standards-based integration products and services. The third operating unit, PeerDirect, provides replication technology for distributed computing. PSC Labs has responsibility for research and new business development activities.

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods.

Based upon the aggregation criteria for segment reporting, the Company has two reportable segments: E-Business Application Development & Deployment, which primarily includes the Progress Company, PeerDirect and PSC Labs, and E-Business Integration, which includes Sonic Software and certain Sonic-related international sales and marketing functions within the Progress Company. The Company does not internally report its assets, capital expenditures, interest income or provision for income taxes by segment.

The Company has not presented the reportable segments discussed above for fiscal year 2000 as the Company did not launch these operating units until fiscal 2001 and it is impractical to restate prior periods on this basis. The following table sets forth the Company’s revenue and income from operations from the Company’s reportable segments for fiscal years 2002 and 2001:

(In thousands)
	E-Business
	Application
	Development &	E-Business
	Deployment	Integration	Eliminations	Total

Fiscal 2002:
Revenue	$263,837	$11,457	$(2,171)	$273,123
Income (loss) from operations	$47,843	$(17,448)	$(2,171)	$28,224
Fiscal 2001:
Revenue	$259,571	$5,286	$(1,273)	$263,584
Income (loss) from operations	$43,466	$(20,888)	$(1,273)	$21,305

Amounts included under Eliminations represent intersegment sales. Total revenue from the Sonic product line, generated by both segments, was $15.0 million in fiscal 2002 as compared to $8.0 million in fiscal 2001.

The Company’s revenues are derived from licensing its products, and from related services, which consist of maintenance and consulting and education. Information relating to product and service revenue from external customers is as follows:

(In thousands)
Year Ended November 30,	2002	2001	2000

Licenses	$93,468	$95,253	$109,218
Maintenance	134,827	118,628	113,760
Consulting and education	44,828	49,703	50,102

Total	$273,123	$263,584	$273,080

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

(In thousands)
Year Ended November 30,	2002	2001	2000

North America	$109,821	$104,984	$106,960
EMEA	130,368	121,255	120,500
Latin America	17,386	21,173	26,085
Asia Pacific	15,548	16,172	19,535

Total	$273,123	$263,584	$273,080

Revenue from the United Kingdom totaled $37.8 million, $32.9 million and $34.2 million for fiscal years 2002, 2001 and 2000, respectively. No other country outside of the United States exceeded 10% of the Company’s consolidated total revenue in any year presented. Long-lived assets totaled $31.3 million, $35.0 million and $34.4 million in the United States and $5.0 million, $6.0 million and $6.9 million outside of the United States for fiscal years 2002, 2001 and 2000, respectively. No individual country outside of the United States exceeded 10% of the Company’s consolidated long-lived assets.

Note 11: Litigation

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

Note 12: Business Combinations

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

Note 13: Subsequent Event

On December 19, 2002, the Company completed its acquisition of eXcelon, a provider of data management software. The acquisition will be accounted for as a purchase, and accordingly, the results of operations of eXcelon will be included in the Company’s operating results from the date of acquisition. The acquisition was structured as a merger of a wholly owned subsidiary of the Company with and into eXcelon. Pursuant to the terms of the acquisition, each outstanding share of eXcelon common stock was converted into the right to receive $3.19 in cash, without interest. In addition, as a result of the acquisition, holders of outstanding options to purchase eXcelon common stock with an exercise price of less than $3.19 per share were entitled to receive a cash payment equal to the number of shares of eXcelon common stock subject to such option multiplied by the amount by which $3.19 exceeded the exercise price per share of such option. The aggregate purchase price of approximately $24 million was funded by the Company through cash on hand.

Selected Quarterly Financial Data (unaudited):

(In thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002:
Revenue	$64,478	$67,559	$68,983	$72,103
Gross profit	47,351	50,590	52,332	55,165
Income from operations	3,267	8,418	7,322	9,217
Net income	2,461	5,762	5,486	6,878
Diluted earnings per share	0.06	0.15	0.14	0.19
2001:
Revenue	$60,663	$66,147	$67,091	$69,683
Gross profit	44,951	49,474	49,654	51,877
Income from operations	1,457	7,155	6,100	6,593
Net income	1,983	5,666	4,894	5,100
Diluted earnings per share	0.05	0.15	0.13	0.13

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding executive officers set forth under the caption “Executive Officers of the Registrant” in Item 1 of this Annual Report is incorporated herein by reference.

The information regarding directors set forth under the caption “Election of Directors” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after November 30, 2002, is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “Executive Compensation” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003, which will be filed with the SEC not later than 120 days after November 30, 2002, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “Security Ownership of Certain Holders and Management” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003, which will be filed with the SEC not later than 120 days after November 30, 2002, is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2002 is as follows:

(In thousands, except per share data)
	Number of	Weighted-average	Number of
	Securities to be	Exercise	Securities
	Issued Upon	Price of	Remaining
	Exercise of	Outstanding	Available
	Outstanding	Options,	For
	Options, Warrants	Warrants	Future
Plan Category	and Rights	and Rights	Issuance

Equity compensation plans approved by shareholders	9,480	$11.34	2,410
Equity compensation plans not approved by shareholders	2,069	13.22	4,431

Total	11,549	$11.67	6,841

The Company has one equity compensation plan, the 2002 Nonqualified Stock Plan (2002 Plan), for which the approval of shareholders is not required. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than nonqualified stock options have been granted under the 2002 Plan. A total of 6,500,000 shares are issuable under the 2002 Plan.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003, which will be filed with the SEC not later than 120 days after November 30, 2002, is incorporated herein by reference.

Item 14. Controls and Procedures

     (a)  Disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Joseph W. Alsop, the Company’s Chief Executive Officer, and Norman R. Robertson, its Senior Vice President, Finance and Administration and Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Messrs. Alsop and Robertson concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were effective.

     (b)  Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal accounting controls or in other factors that could significantly affect those controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements

The financial statements are set forth under Item 8 of this report on Form 10-K.

(b) Reports on Form 8-K

During the fourth quarter of fiscal 2002, PSC filed one report on Form 8-K on October 23, 2002 announcing the signing of a definitive agreement to acquire eXcelon Corporation.

(c) Exhibits

Documents listed below, except for documents followed by parenthetical numbers, are being filed as exhibits. Documents followed by parenthetical numbers are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Securities Exchange Act of 1934 (the Act), reference is made to such documents as previously filed as exhibits with the SEC. PSC’s file number under the Act is 0-19417.

2.1	Agreement and Plan of Merger Among Progress Software Corporation, Chopin Merger Sub, Inc. and eXcelon Corporation (1)

3.1	Restated Articles of Organization of the Company (2)

3.1.1	Articles of Amendment to Restated Articles of Organization filed on January 19, 1995 (3)

3.1.2	Articles of Amendment to Restated Articles of Organization filed on November 17, 1997 (4)

3.1.3	Articles of Amendment to Restated Articles of Organization filed on May 6, 1999 (5)

3.1.4.	Articles of Amendment to Restated Articles of Organization filed on June 17, 2000 (6)

3.2	By-Laws of the Company, as amended and restated (7)

4.1	Specimen certificate for the Common Stock of the Company (8)

10.1	Amended and Restated 1984 Incentive Stock Option Plan (9)

10.2	1991 Employee Stock Purchase Plan, as amended (10)

10.3	Progress Software Corporation 401(k) Plan (11)

10.4	1992 Incentive and Nonqualified Stock Option Plan (12)

10.5	1994 Stock Incentive Plan (13)

10.6	1993 Directors’ Stock Option Plan (14)

10.7	1997 Stock Incentive Plan, as amended (15)

10.8	Employee Retention and Motivation Agreement executed by each of the Executive Officers (16)

10.9	First amendment to Employee Retention and Motivation Agreement executed by each of the Executive Officers (17)

10.10	2002 Nonqualified Stock Plan (18)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________
(1)	Incorporated by reference to Exhibit 1 of Schedule 13D filed October 28, 2002.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

(3)	Incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

(4)	Incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

(5)	Incorporated by reference to Exhibit 3.1.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

(6)	Incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

(7)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

(8)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 33-41223, as amended.

(9)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 33-41223, as amended.

(10)	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998.

(11)	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

(12)	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(13)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(14)	Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(15)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

(16)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

(17)	Incorporated by reference to Exhibit 10.10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1999.

(18)	Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002.

(d) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 2003.

PROGRESS SOFTWARE CORPORATION

By:	/s/ JOSEPH W. ALSOP

Joseph W. Alsop Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. ALSOP Joseph W. Alsop	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2003

/s/ NORMAN R. ROBERTSON Norman R. Robertson	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	February 14, 2003

/s/ DAVID H. BENTON, JR. David H. Benton, Jr.	Vice President and Corporate Controller (Principal Accounting Officer)	February 14, 2003

/s/ LARRY R. HARRIS Larry R. Harris	Director	February 14, 2003

/s/ ROGER J. HEINEN, JR. Roger J. Heinen, Jr.	Director	February 14, 2003

/s/ MICHAEL L. MARK Michael L. Mark	Director	February 14, 2003

/s/ ARTHUR J. MARKS Arthur J. Marks	Director	February 14, 2003

/s/ SCOTT A. MCGREGOR Scott A. McGregor	Director	February 14, 2003

/s/ AMRAM RASIEL Amram Rasiel	Director	February 14, 2003

CERTIFICATIONS

I, Joseph W. Alsop, certify that:

1.	I have reviewed this annual report on Form 10-K of Progress Software Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 14, 2003	/s/ Joseph W. Alsop

Joseph W. Alsop Chief Executive Officer (Principal Executive Officer)

I, Norman R. Robertson, certify that:

1.	I have reviewed this annual report on Form 10-K of Progress Software Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 14, 2003	/s/ Norman R. Robertson

Norman R. Robertson Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)