Form 10-Q
period 2003-02-28
PROGRESS SOFTWARE CORP /MA
filed 2003-04-14
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended February 28, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission File Number: 0-19417

PROGRESS SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or other jurisdiction of incorporation or organization)	04-2746201 (I.R.S. Employer Identification No.)

14 Oak Park
Bedford, Massachusetts 01730
(Address of principal executive offices)
Telephone Number: (781) 280-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes   [X]   No   [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes   [X]   No   [  ]

As of April 9, 2003, there were 33,641,000 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED February 28, 2003

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	February 28,	November 30,
	2003	2002

Assets
Current assets:
Cash and equivalents	$109,697	$117,425
Short-term investments	59,072	59,768
Accounts receivable, net	51,270	48,676
Other current assets	11,993	10,102
Deferred income taxes	8,652	8,857

Total current assets	240,684	244,828

Property and equipment, net	35,312	34,045
Intangible assets, net	8,973	887
Goodwill	16,755	4,013
Other assets	15,795	6,393

Total	$317,519	$290,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,381	$9,717
Accrued compensation and related taxes	18,285	21,788
Income taxes payable	4,053	6,785
Other accrued liabilities	23,938	12,509
Deferred revenue	83,550	66,404

Total current liabilities	140,207	117,203

Commitments and contingent liabilities
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 33,418 in 2003 and 33,401 shares in 2002	28,024	27,743
Retained earnings, including accumulated other comprehensive loss of $1,596 in 2003 and $2,256 in 2002	149,288	145,220

Total shareholders’ equity	177,312	172,963

Total	$317,519	$290,166

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended Feb 28,

	2003	2002

Revenue:
Software licenses	$25,454	$22,477
Maintenance and services	46,368	42,001

Total revenue	71,822	64,478

Costs and expenses:
Cost of software licenses	2,326	2,882
Cost of maintenance and services	13,117	14,245
Sales and marketing	29,290	25,979
Product development	12,487	10,718
General and administrative	9,140	7,387
In-process research and development	200	—

Total costs and expenses	66,560	61,211

Income from operations	5,262	3,267

Other income (expense):
Interest income and other	911	1,080
Foreign currency losses	(119)	(831)

Total other income, net	792	249

Income before provision for income taxes	6,054	3,516
Provision for income taxes	1,816	1,055

Net income	$4,238	$2,461

Earnings per share:
Basic	$0.13	$0.07
Diluted	$0.12	$0.06

Weighted average shares outstanding:
Basic	33,411	35,717
Diluted	35,576	39,400

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended Feb 28,

	2003	2002

Cash flows from operating activities:
Net income	$4,238	$2,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,667	2,719
In-process research and development	200	—
Deferred income taxes and other	267	(122)
Changes in operating assets and liabilities:
Accounts receivable	4,055	5,897
Other current assets	913	851
Accounts payable and accrued expenses	(2,001)	(6,414)
Income taxes payable	(2,551)	(534)
Deferred revenue	10,176	5,083

Net cash provided by operating activities	17,964	9,941

Cash flows from investing activities:
Purchases of investments available for sale	(2,756)	(5,155)
Maturities of investments available for sale	3,582	6,612
Purchases of property and equipment	(1,066)	(1,099)
Acquisitions, net of cash acquired	(25,164)	—
Decrease (increase) in other non-current assets	(569)	254

Net cash provided by (used for) investing activities	(25,973)	612

Cash flows from financing activities:
Proceeds from issuance of common stock	2,633	2,351
Repurchase of common stock	(3,331)	(3,528)

Net cash used for financing activities	(698)	(1,177)

Effect of exchange rate changes on cash	979	(275)

Net increase (decrease) in cash and equivalents	(7,728)	9,101
Cash and equivalents, beginning of period	117,425	108,337

Cash and equivalents, end of period	$109,697	$117,438

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Progress Software Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

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

Note 2: Revenue Recognition

Revenue is recognized when earned. Software license revenue is recognized upon shipment of the product provided that the license fee is fixed and determinable, persuasive evidence of an arrangement exists and collection is probable. The Company does not license its software with a right of return and generally does not license its software with conditions of acceptance. If an arrangement does contain conditions of acceptance, recognition of the revenue is deferred until the acceptance criteria are met or the period of acceptance has passed. The Company generally recognizes revenue for products sold through indirect channels, including independent software vendors, original equipment manufacturers (OEMs) and distributors, when the indirect channel partner places an order identifying the end user or reports the number of reproduced copies of the licensed software. Under certain circumstances, nonrefundable license fees from indirect channel partners, primarily OEMs, are recognized upon shipment of the product master provided that the remaining criteria are met.

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

Note 4: Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)

Three Months Ended February 28,	2003	2002

Net income	$4,238	$2,461

Weighted average shares outstanding	33,411	35,717
Dilutive impact from outstanding stock options	2,165	3,683

Diluted weighted average shares outstanding	35,576	39,400

Basic earnings per share	$0.13	$0.07

Diluted earnings per share	$0.12	$0.06

Approximately 771,000 and 720,000 outstanding stock options were excluded from the calculations of diluted earnings per share in the three months ended February 28, 2003 and 2002, respectively, because these options were anti-dilutive. However, these options could be dilutive in the future.

Note 5: Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses, net of tax, and unrealized gains and losses on investments, net of tax, that have been excluded from net income and reflected instead in shareholders’ equity. The following table sets forth the calculation of comprehensive income on an interim basis:

(In thousands)

Three Months Ended February 28,	2003	2002

Net income	$4,238	$2,461
Foreign currency translation adjustments	529	(202)
Unrealized holding gains on investments	130	15

Total comprehensive income	$4,897	$2,274

Note 6: Segment Information

The Company conducts business through three principal operating units and a supporting research and business development unit. The first operating unit conducts business as the Progress Company and provides the OpenEdge platform, a set of development and deployment technologies, which includes the Progress RDBMS. The second operating unit, Sonic Software, is a provider of standards-based integration products and services. The third operating unit, PeerDirect, provides replication technology for distributed computing. PSC Labs has responsibility for research and new business development activities.

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

The following table sets forth the Company’s revenue and income from operations from the Company’s reportable segments on an interim basis:

(In thousands)

	E-Business
	Application
	Development &	E-Business
Three Months Ended Feb 28:	Deployment	Integration	Eliminations	Total

2003:
Revenue	$68,890	$3,864	$(932)	$71,822
Income (loss) from operations	$12,235	$(6,041)	$(932)	$5,262
2002:
Revenue	$62,785	$2,194	$(501)	$64,478
Income (loss) from operations	$8,437	$(4,669)	$(501)	$3,267

Amounts included under Eliminations represent intersegment sales. Total revenue from the Sonic product line, generated by both segments, was $4.6 million in the first three months of fiscal 2003 as compared to $2.9 million in the first three months of fiscal 2002.

Note 7: Acquisition of eXcelon Corporation

On December 19, 2002, the Company completed its acquisition of eXcelon Corporation (eXcelon), a provider of data management software. The acquisition was accounted for as a purchase, and accordingly, the results of operations of eXcelon are included in the Company’s operating results from the date of acquisition. The acquisition was structured as a merger of a wholly owned subsidiary of the Company with and into eXcelon. Pursuant to the terms of the acquisition, each outstanding share of eXcelon common stock was converted into the right to receive $3.19 in cash, without interest. In addition, as a result of the acquisition, holders of outstanding options to purchase eXcelon common stock with an exercise price of less than $3.19 per share were entitled to receive a cash payment equal to the number of shares of eXcelon common stock subject to such option multiplied by the amount by which $3.19 exceeded the exercise price per share of such option. The aggregate purchase price of approximately $34.9 million included $10.2 million for facilities closures and employee severance and $0.7 million for direct transaction costs.

Acquired in-process research and development (“IPR&D”) of $0.2 million was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. The Company used an independent appraiser to calculate the amounts allocated to assets and liabilities acquired including intangible assets and IPR&D. The preliminary allocation of the purchase price as of February 28, 2003 was as follows:

(In thousands)

	Total	Life (in years)

Assets and liabilities, including cash	$14,045
Intangible assets	8,100	1 to 6 years
Goodwill	12,510
In-process research and development	200

Total purchase price	34,855
Less: cash acquired	(9,391)
Less: cash paid for 94 shares of eXcelon owned by PSC	(300)

Net cash paid	$25,164

The following table sets forth supplemental pro forma financial information that assumes the acquisition was completed at the beginning of the earliest period presented. The information for the three months ended February 28, 2002 includes the historical results of the Company for the quarter ended February 28, 2002 and the historical results of eXcelon for the three month period ended December 31, 2001 due to different fiscal period ends. The pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition and decreased interest income related to cash paid for the acquisition purchase price, which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

(In thousands, except per share data)

Three Months Ended February 28,	2002

Pro forma revenue	$78,300
Pro forma net income (loss)	$(57,017)
Pro forma diluted earnings (loss) per share	$(1.60)

The net loss of eXcelon for three month period ended December 31, 2001 included an impairment charge of $54.4 million for goodwill from a previous acquisition.

Note 8: Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (SFAS 148). This statement amends SFAS No. 123, “Accounting for Stock-based Compensation,” (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for the Company in the second quarter of fiscal 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q contains, and other information provided by the Company or statements made by its directors, officers or employees from time to time may contain, “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “believes,” “contemplates,” “predicts,” “projects,” “continue” and other similar terminology or the negative of these terms. All such forward-looking statements, whether written or oral, are expressly qualified by the cautionary statements contained in this Form 10-Q, including those set forth below under the heading “Factors That May Affect Future Results” and any other cautionary statements which may accompany the forward-looking statements. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face. The Company undertakes no obligation to update any forward-looking statements it makes.

Overview

The Company develops, markets and distributes software to simplify and accelerate the development, deployment, integration and management of business applications. The mission of the Company is to deliver software products and services that empower partners and customers to improve their development, deployment, integration and management of quality applications worldwide. The Company’s products include development tools, databases, application servers, messaging servers, application management tools and integration products for distributed and Web-based applications as well as for client/server and host/terminal applications.

The Company has three principal operating units and a supporting research and business development unit. The first operating unit conducts business as the Progress Company and is a division of the Company. The other two operating units, Sonic Software Corporation and PeerDirect Corporation, seek to address the needs of emerging markets and operate as subsidiaries of the Company. PSC Labs, a division of the Company based in Cambridge, Massachusetts, focuses on new business development, research and strategic investments.

The Progress Company provides the OpenEdge™ platform, a set of development and deployment technologies, including the Progress® RDBMS, one of the leading embedded databases. Sonic Software is a provider of standards-based integration products and services. Sonic Software delivers a standards-based, flexible infrastructure that connects applications and orchestrates business processes across the extended enterprise. PeerDirect Corporation is a supplier of technology for distributed application deployment and management. Its flagship product suite, PeerDirect™ Distributed Enterprise, allows companies to centrally manage distributed applications with synchronized databases deployed across widely distributed locations.

In December 2002, the Company completed its acquisition of eXcelon Corporation, which had two principal product groups: object-oriented database products, principally ObjectStore, and XML (eXtensible Markup Language) technology-based products. The Company is managing the ObjectStore group within the Progress Company and combining the XML-related products and functions with Sonic Software.

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

The Company has identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of its consolidated financial statements. This listing is not a comprehensive list of all of the Company’s accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2002.

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

Deferred Income Taxes — The Company had a net deferred tax asset of $22.1 million at February 28, 2003. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If the Company were to change its assumptions or otherwise determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue		Period-to-Period Change

			2003
			Compared
Three Months Ended February 28,	2003	2002	to 2002

Revenue:
Software licenses	35%	35%	13%
Maintenance and services	65	65	10

Total revenue	100	100	11

Costs and expenses:
Cost of software licenses	3	5	(19)
Cost of maintenance and services	18	22	(8)
Sales and marketing	41	40	13
Product development	18	17	17
General and administrative	13	11	24
In-process research and development	—	—	—

Total costs and expenses	93	95	9

Income from operations	7	5	61
Other income, net	1	—	218

Income before provision for income taxes	8	5	72
Provision for income taxes	2	1	72

Net income	6%	4%	72%

The Company’s total revenue increased 11% from $64.5 million in the first quarter of fiscal 2002 to $71.8 million in the first quarter of fiscal 2003. Total revenue would have increased by approximately 6% in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 if exchange rates had been constant in the first quarter of fiscal 2003 as compared to the exchange rates in effect in the first quarter of fiscal 2002. In addition to the positive effect of changes in exchange rates, the Company’s revenue increased due to software licenses and services derived from the products acquired from eXcelon and the continued growth of the Sonic product line.

Total revenue derived from the Sonic product line, including the XML-based products acquired in the acquisition of eXcelon, increased from $2.9 million in the first quarter of fiscal 2002 to $4.6 million in the first quarter of fiscal 2003. Revenue from the ObjectStore product line, which was also acquired in the acquisition of eXcelon, contributed $2.6 million of revenue in the first quarter of fiscal 2003. Revenue from the PeerDirect product lines in each period was not significant.

Software license revenue increased 13% from $22.5 million in the first quarter of fiscal 2002 to $25.5 million in the first quarter of fiscal 2003. The increase in software license revenue in the first quarter was primarily due to an increase in revenue from sales to direct end users and, to a lesser extent, Independent Software Vendors (ISVs), companies which have written software applications utilizing Progress Software technology and which resell the Company’s products in conjunction with the sale of their applications. Software license revenue from the Progress product set increased year over year, primarily within the database product and other deployment products. Software license revenue also increased from new products such as the Sonic product line. In addition, the Company’s license revenue was positively affected in the first quarter by the year-over-year exchange movements of the U.S. dollar.

Maintenance and services revenue increased 10% from $42.0 million in the first quarter of fiscal 2002 to $46.4 million in the first quarter of fiscal 2003. The increase in maintenance and services revenue was primarily the result of growth in the Company’s installed customer base and renewal of maintenance contracts, partially offset by a decline in services revenue. The decline in services revenue was primarily the result of decreases in consulting revenue in the Europe, Middle East and Africa (EMEA) region as a result of economic conditions and a slower overall market for professional services.

Total revenue generated in markets outside North America increased 20% from $36.7 million in the first quarter of fiscal 2002 to $44.0 million in the first quarter of fiscal 2003 and represented 61% of total revenue in the first quarter of fiscal 2003 as compared to 57% in the first quarter of fiscal 2002. The dollar increase in revenue was primarily the result of higher revenue in the EMEA region, partially offset by lower amounts from the Latin American region. Total revenue generated in markets outside North America would have represented 59% of total revenue in the first quarter of fiscal 2003 if exchange rates had been constant in the first quarter of fiscal 2003 as compared to the exchange rates in effect in the first quarter of fiscal 2002.

The Company anticipates an increase in total revenue in the second quarter of fiscal 2003 in the range of 12% to 14% as compared to the second quarter of fiscal 2002. This revenue expectation is based on the continued success of our ISVs, continued improvement in our ability to generate new business in end user accounts, the ability to successfully integrate the products and people from eXcelon and continued high growth from our new product sets, especially the Sonic product line. However, external factors, such as the war with Iraq or a significant strengthening of the U.S. dollar against currencies from which we derive a significant portion of our business, could negatively impact our revenue expectation.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses decreased 19% from $2.9 million in the first quarter of fiscal 2002 to $2.3 million in the first quarter of fiscal 2003 and decreased as a percentage of software license revenue from 13% to 9%. The percentage and dollar decreases for the first quarter were primarily due to lower royalty expense for products and technologies licensed from third parties and lower amortization expense from previously capitalized software costs. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix. The Company expects costs of software licenses to range from 10% to 12% of the related software license revenue in a given period.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased 8% from $14.2 million in the first quarter of fiscal 2002 to $13.1 million in the first quarter of fiscal 2003 and decreased as a percentage of maintenance and services revenue from 34% to 28%. The maintenance and services revenue margin improvement was due to maintenance revenue, which has a substantially higher margin than professional services revenue, representing a greater proportion of the total maintenance and services revenue in the first quarter of fiscal 2003. The dollar decrease was due to lower usage of third-party contractors for service engagements and lower headcount-related expenses in the professional services group. The Company’s technical support, education, and consulting headcount decreased by 2% from the end of the first quarter of fiscal 2002 to the end of the first quarter of fiscal 2003.

Sales and marketing expenses increased 13% from $26.0 million in the first quarter of fiscal 2002 to $29.3 million in the first quarter of fiscal 2003 and increased as a percentage of total revenue from 40% to 41%. The dollar increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses assumed in the acquisition of eXcelon as well as a slight increase in the level of discretionary marketing spending for trade shows, advertising campaigns, lead generation, direct mail solicitations and other events. Expenses also increased in the first quarter due to year-over-year changes in exchange rates as a significant percentage of sales and marketing expenses are incurred outside of North America. The Company’s sales, sales support and marketing headcount increased by 5% from the end of the first quarter of fiscal 2002 to the end of the first quarter of fiscal 2003.

Product development expenses increased 17% from $10.7 million in the first quarter of fiscal 2002 to $12.5 million in the first quarter of fiscal 2003 and increased as a percentage of total revenue from 17% to 18%. The dollar and percentage increases were primarily due to an increase in headcount and related expenses assumed in the acquisition of eXcelon, including the ObjectStore development group and the XML development group. There were no capitalized software development costs in either the first quarter of fiscal 2002 or the first quarter of fiscal 2003, due to the timing and stage of development of projects that might qualify for capitalization under the Company’s software capitalization policy. The Company’s product development headcount increased 17% from the end of the first quarter of fiscal 2002 to the end of the first quarter of fiscal 2003.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 24% from $7.4 million in the first quarter of fiscal 2002 to $9.1 million in the first quarter of fiscal 2003 and increased as a percentage of total revenue from 11% to 13%. The increase was due to transition and integration costs associated with the acquisition of eXcelon, the impact of changes in exchange rates and an increase in amortization expense from acquired intangible assets. The Company’s administrative headcount decreased 2% from the end of the first quarter of fiscal 2002 to the end of the first quarter of fiscal 2003.

Acquired in-process research and development of $0.2 million was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows.

Income from operations increased as a percentage of total revenue from 5% in the first quarter of fiscal 2002 to 7% in the first quarter of fiscal 2003. The increase in operating income as a percentage of revenue was primarily due to revenue growth in the period. If the Company is able to meet its forecasted revenue target and expenses occur as planned for the remainder of the fiscal year, the Company expects operating income as a percentage of revenue to be approximately 11% for all of fiscal 2003.

Other income increased 218% from $0.2 million in the first quarter of fiscal 2002 to $0.8 million in the first quarter of fiscal 2003. The increase was primarily due to a lower foreign exchange transaction loss in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002, partially offset by lower interest income. The decrease in interest income was due to lower interest rates.

The Company’s effective tax rate was 30% in the first quarter of fiscal 2003 and in the first quarter of fiscal 2002. The Company expects its effective tax rate to remain at approximately 30% for all of fiscal 2003.

Liquidity and Capital Resources

At the end of the first quarter of fiscal 2003, the Company’s cash and short-term investments totaled $168.8 million. The decrease of $8.4 million since the end of fiscal 2002 resulted primarily from the acquisition of eXcelon and common stock repurchases, partially offset by cash generated from operations and proceeds from stock issuances under the Company’s stock purchase plan and exercises of stock options.

The Company generated $18.0 million in cash from operations in the first three months of fiscal 2003 and $9.9 million in the first three months of fiscal 2002. The increase in cash generated from operations in the first three months of fiscal 2003 was primarily due to higher net income and increases in deferred revenue from maintenance billings.

Accounts receivable increased by $2.6 million from the end of fiscal 2002. This increase resulted from accounts receivable days sales outstanding (DSO) increasing to 64 days at the end of the first quarter of fiscal 2003 as compared to 61 days at the end of fiscal 2002. However, DSO decreased by 2 days from 66 days at the end of the first quarter of fiscal 2002. The Company targets a DSO range of 60 to 80 days.

On December 19, 2002, the Company completed its acquisition of eXcelon, a provider of data management software. The acquisition was accounted for as a purchase, and accordingly, the results of operations of eXcelon are included in the Company’s operating results from the date of acquisition. The acquisition was structured as a merger of a wholly owned subsidiary of the Company with and into eXcelon. Pursuant to the terms of the acquisition, each outstanding share of eXcelon common stock was converted into the right to receive $3.19 in cash, without interest. In addition, as a result of the acquisition, holders of outstanding options to purchase eXcelon common stock with an exercise price of less than $3.19 per share were entitled to receive a cash payment equal to the number of shares of eXcelon common stock subject to such option multiplied by the amount by which $3.19 exceeded the exercise price per share of such option. The aggregate purchase price of approximately $34.9 million included $10.2 million for facilities closures and employee severance and $0.7 million for direct transaction costs. The Company financed this acquisition from cash on hand.

The Company purchased $1.1 million of property and equipment in the first three months of each of fiscal 2002 and fiscal 2003. The purchases consisted primarily of computer equipment and software. The Company financed these purchases primarily from cash generated from operations.

The Company purchased and retired approximately 218,000 shares of its common stock for $3.5 million in the first three months of fiscal 2002 and approximately 242,000 shares of its common stock for $3.3 million in the first three months of fiscal 2003. The Company financed these purchases primarily from cash generated from operations.

In September 2002, the Board of Directors authorized, for the period from October 1, 2002 through September 30, 2003, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times that the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans. At February 28, 2003, approximately 8,800,000 shares of common stock remained available for repurchase under this authorization.

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

The Company’s only significant long-term financial commitment relates to operating lease obligations. Future annual minimum rental lease payments are detailed in Note 9 of the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2002.

The Company believes that existing cash balances together with funds generated from operations will be sufficient to finance the Company’s operations and meet its foreseeable cash requirements (including planned capital expenditures and lease commitments) through at least the next twelve months.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (SFAS 148). This statement amends SFAS No. 123, “Accounting for Stock-based Compensation,” (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 are effective for the Company in the second quarter of fiscal 2003.

Factors That May Affect Future Results

The Company operates in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond the Company’s control. The following discussion highlights some of these risks.

Fluctuations in Revenue and Quarterly Results – The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors. Some of these factors include changes in demand for the Company’s products, introduction, enhancement or announcement of products by the Company and its competitors, market acceptance of new products, the growth rates of certain market segments including messaging, size and timing of significant orders, budgeting cycles of customers, mix of distribution channels, mix of products and services sold, mix of international and North American revenues, fluctuations in currency exchange rates, changes in the level of operating expenses, changes in the Company’s sales incentive plans, customer order deferrals in anticipation of new products announced by the Company or its competitors and general economic conditions. Revenue forecasting is uncertain, in large part, because the Company generally ships its products shortly after receipt of orders. Most of the Company’s expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in the Company’s revenue, or failure to achieve the anticipated rate of growth, would have a material adverse effect on the profitability of the Company.

Global Economic and Political Conditions - The global economic and political environment and the current business climate is likely to impact the Company’s revenue and net income in the near term. Various economic indicators and analysts do not predict an increase in demand for capital spending, especially within the technology sector, within the near future. The war in Iraq and the aftermath of the terrorist attacks upon the United States as well as other potential geopolitical issues in North Korea, Venezuela and elsewhere also contribute to economic and political uncertainty. If customers’ buying patterns, such as decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there will be a material adverse effect on the Company’s business, financial condition and operating results.

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

Distribution Channels and New Markets - Future results also depend upon the Company’s continued successful distribution of its products through its ISV channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. ISVs utilize technology from the Company to create their applications and resell the Company’s products along with their own applications. While revenue from the ISV channel increased in the first quarter of fiscal 2003 and in fiscal 2002, such revenue experienced a year-over-year decrease in fiscal 2001. Any adverse effect on the ISVs’ businesses related to competition, pricing and other factors could also have a material adverse effect on the Company’s business, financial condition and operating results.

The Company is currently developing and enhancing the Sonic product set and other new products and services. The market for Web services, messaging products, other Internet business-to-business products and application integration software is highly competitive. Many potential customers have made significant investments in proprietary or internally developed systems and would incur significant costs in switching to the Sonic product set or other third-party products. Global e-commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. There can be no assurance that the Company’s products will be successful in penetrating these new and evolving markets.

XML Market Acceptance - Extensible Markup Language, or XML, is an emerging standard for sharing data over the Internet. To date, the acceptance of XML has been slower than expected. If a competing standard for sharing data over the Internet is perceived to be superior to XML, the market may not continue to accept XML-based products. Some of the Company’s products might not be compatible with this competing standard or the Company might not be able to develop products using this standard in a timely manner, which could materially harm revenues, results of operations and financial condition.

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

International Operations – The Company generally derives approximately 60% of its total revenue from sales outside of North America. Because a majority of the Company’s total revenue is derived from international operations that are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company’s results of operations and financial position. There can be no assurance that the Company’s currency hedging transactions will materially reduce the effect of fluctuation in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company’s business could be adversely affected.

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

In addition, litigation may be necessary in the future to enforce the Company’s intellectual property rights, to protect the Company’s trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, financial condition and operating results. Such litigation could also result in the Company being prohibited from selling one or more of its products.

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

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are generally recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at February 28, 2003 was $60.4 million. Unrealized market value gains on such contracts were immaterial at February 28, 2003. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 6% and the Company’s net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding forward contracts, which mature in ninety days or less, at February 28, 2003 where the notional amount is determined using contract exchange rates:

(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate

Australian dollar	$1,578	—	1.65
Brazilian real	463	—	3.67
Euro	2,365	—	0.93
Japanese yen	4,007	—	117.29
South African rand	162	—	8.04
UK pound	3,321	—	0.63

	$11,896	—

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

     (b)  Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls.

PART II.      OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits

99.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

         The Company filed an 8-K on December 23, 2002 reporting under Item 5 that the Company had completed its acquisition of eXcelon Corporation.

         The Company filed an 8-K on January 3, 2003 reporting under Items 2 and 7 information related to the acquisition of eXcelon Corporation. The Company amended this 8-K on February 14, 2003 and March 4, 2003 to include the historical and pro forma financial information under Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	April 11, 2003	/s/ Joseph W. Alsop Joseph W. Alsop Chief Executive Officer (Principal Executive Officer)

Dated:	April 11, 2003	/s/ Norman R. Robertson Norman R. Robertson Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated:	April 11, 2003	/s/ David H. Benton, Jr. David H. Benton, Jr. Vice President and Corporate Controller (Principal Accounting Officer)

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date:	April 11, 2003	/s/ Joseph W. Alsop Joseph W. Alsop Chief Executive Officer (Principal Executive Officer)

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date:	April 11, 2003	/s/ Norman R. Robertson Norman R. Robertson Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)