Form 10-Q
period 2003-05-31
PROGRESS SOFTWARE CORP /MA
filed 2003-07-15
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2003

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
Telephone Number: (781) 280-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  X      No

As of July 10, 2003, there were 34,581,000 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MAY 31, 2003

INDEX

PART 1.      FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)
	May 31,	November 30,
	2003	2002

Assets
Current assets:
Cash and equivalents	$114,718	$117,425
Short-term investments	75,875	59,768
Accounts receivable, net	54,008	48,676
Other current assets	12,249	10,102
Deferred income taxes	8,830	8,857

Total current assets	265,680	244,828

Property and equipment, net	34,558	34,045
Intangible assets, net	8,409	887
Goodwill	17,011	4,013
Other assets	15,566	6,393

Total	$341,224	$290,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,357	$9,717
Accrued compensation and related taxes	21,886	21,788
Income taxes payable	3,371	6,785
Other accrued liabilities	21,167	12,509
Deferred revenue	87,124	66,404

Total current liabilities	144,905	117,203

Commitments and contingent liabilities
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 34,383 in 2003 and 33,401 shares in 2002	40,473	27,743
Retained earnings, including accumulated other comprehensive loss of $1,232 in 2003 and $2,256 in 2002	155,846	145,220

Total shareholders’ equity	196,319	172,963

Total	$341,224	$290,166

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)
	Three Months Ended May 31,		Six Months Ended May 31,

	2003	2002	2003	2002

Revenue:
Software licenses	$27,074	$23,023	$52,528	$45,500
Maintenance and services	50,476	44,536	96,844	86,537

Total revenue	77,550	67,559	149,372	132,037

Costs and expenses:
Cost of software licenses	2,434	2,586	4,760	5,468
Cost of maintenance and services	12,790	14,383	25,907	28,628
Sales and marketing	31,992	24,456	61,282	50,435
Product development	12,802	10,563	25,289	21,281
General and administrative	8,367	7,153	17,507	14,540
In-process research and development	—	—	200	—

Total costs and expenses	68,385	59,141	134,945	120,352

Income from operations	9,165	8,418	14,427	11,685

Other income (expense):
Interest income and other	835	1,159	1,746	2,239
Investment impairment charge	—	(1,000)	—	(1,000)
Foreign currency losses	(443)	(346)	(562)	(1,177)

Total other income, net	392	(187)	1,184	62

Income before provision for income taxes	9,557	8,231	15,611	11,747
Provision for income taxes	2,867	2,469	4,683	3,524

Net income	$6,690	$5,762	$10,928	$8,223

Earnings per share:
Basic	$0.20	$0.16	$0.32	$0.23
Diluted	$0.18	$0.15	$0.30	$0.21

Weighted average shares outstanding:
Basic	33,844	35,749	33,628	35,733
Diluted	37,829	39,117	36,703	39,259

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)
	Six Months Ended May 31,

	2003	2002

Cash flows from operating activities:
Net income	$10,928	$8,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,419	5,358
Investment impairment charge	—	1,000
In-process research and development	200	—
Deferred income taxes and other	228	(172)
Changes in operating assets and liabilities:
Accounts receivable	3,729	8,887
Other current assets	1,080	(804)
Accounts payable and accrued expenses	(1,478)	(4,961)
Income taxes payable	(656)	1,060
Deferred revenue	10,468	3,638

Net cash provided by operating activities	29,918	22,229

Cash flows from investing activities:
Purchases of investments available for sale	(23,545)	(12,916)
Maturities of investments available for sale	7,589	12,356
Purchases of property and equipment	(2,066)	(3,961)
Acquisitions, net of cash acquired	(25,164)	—
Increases in other non-current assets	(521)	(19)

Net cash used for investing activities	(43,707)	(4,540)

Cash flows from financing activities:
Proceeds from issuance of common stock	13,451	4,838
Repurchase of common stock	(4,865)	(6,683)

Net cash provided by (used for) financing activities	8,586	(1,845)

Effect of exchange rate changes on cash	2,496	349

Net increase (decrease) in cash and equivalents	(2,707)	16,193
Cash and equivalents, beginning of period	117,425	108,337

Cash and equivalents, end of period	$114,718	$124,530

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

Note 2: Stock-based Compensation

Effective March 1, 2003, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (SFAS 148). The Company accounts for stock-based compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost is recognized for stock options granted to employees at fair market value.

Had the Company recognized compensation expense for its stock option and purchase plans based on the fair value for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” pro forma net income and pro forma earnings per share would have been as follows:

(In thousands, except per share data)

Three Months Ended May 31,	2003	2002

Net income, as reported	$6,690	$5,762
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(2,148)	(1,783)

Pro forma net income	$4,542	$3,979

Earnings per share:
Basic, as reported	$0.20	$0.16

Basic, pro forma	$0.13	$0.11

Diluted, as reported	$0.18	$0.15

Diluted, pro forma	$0.12	$0.10

(In thousands, except per share data)

Six Months Ended May 31,	2003	2002

Net income, as reported	$10,928	$8,223
Less: stock based compensation expense determined under fair value method for all awards, net of tax	(4,037)	(3,539)

Pro forma net income	$6,891	$4,684

Earnings per share:
Basic, as reported	$0.32	$0.23

Basic, pro forma	$0.20	$0.13

Diluted, as reported	$0.30	$0.21

Diluted, pro forma	$0.19	$0.12

Note 3: Revenue Recognition

Revenue is recognized when earned. Software license revenue is recognized upon shipment of the product provided that the license fee is fixed and determinable, persuasive evidence of an arrangement exists and collection is probable. The Company does not license its software with a right of return and generally does not license its software with conditions of acceptance. If an arrangement does contain conditions of acceptance, recognition of the revenue is deferred until the acceptance criteria are met or the period of acceptance has passed. The Company generally recognizes revenue for products sold through indirect channels, including application partners, original equipment manufacturers (OEMs) and distributors, when the indirect channel partner places an order identifying the end user or reports the number of reproduced copies of the licensed software. Under certain circumstances, nonrefundable license fees from indirect channel partners, primarily OEMs, are recognized upon shipment of the product master provided that all other criteria are met.

Software licenses are generally sold with annual maintenance contracts and, in some cases, also with consulting services. For the undelivered elements, vendor-specific objective evidence (VSOE) of fair value is determined to be the price charged when the undelivered element is sold separately. VSOE for maintenance sold in connection with a software license is determined based on the amount that will be separately charged for the maintenance renewal period. VSOE for consulting services is determined by reference to amounts charged for consulting services when a software license sale is not involved.

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

Note 4: Income Taxes

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

Note 5: Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)

Three Months Ended May 31,	2003	2002

Net income	$6,690	$5,762

Weighted average shares outstanding	33,844	35,749
Dilutive impact from outstanding stock options	3,985	3,368

Diluted weighted average shares outstanding	37,829	39,117

Basic earnings per share	$0.20	$0.16

Diluted earnings per share	$0.18	$0.15

(In thousands, except per share data)

Six Months Ended May 31,	2003	2002

Net income	$10,928	$8,223

Weighted average shares outstanding	33,628	35,733
Dilutive impact from outstanding stock options	3,075	3,526

Diluted weighted average shares outstanding	36,703	39,259

Basic earnings per share	$0.32	$0.23

Diluted earnings per share	$0.30	$0.21

Approximately 634,000 and 730,000 outstanding stock options were excluded from the calculations of diluted earnings per share in the three months ended May 31, 2003 and 2002, respectively, and approximately 703,000 and 725,000 outstanding stock options were excluded from the calculations of diluted earnings per share in the six months ended May 31, 2003 and 2002, respectively, because these options were anti-dilutive. However, these options could be dilutive in the future.

Note 6: Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses, net of tax, and unrealized gains and losses on hedging contracts and investments, net of tax, that have been excluded from net income and reflected instead in shareholders’ equity. The following table sets forth the calculation of comprehensive income on an interim basis:

(In thousands)

Three Months Ended May 31,	2003	2002

Net income	$6,690	$5,762
Foreign currency translation adjustments	690	(192)
Unrealized losses on foreign exchange hedging contracts	(345)	(315)
Unrealized holding gains on investments	20	529

Total comprehensive income	$7,055	$5,784

(In thousands)

Six Months Ended May 31,	2003	2002

Net income	$10,928	$8,223
Foreign currency translation adjustments	1,219	(280)
Unrealized losses on foreign exchange hedging contracts	(345)	(315)
Unrealized holding gains on investments	150	544

Total comprehensive income	$11,952	$8,172

Note 7: Segment Information

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

The following table sets forth the Company’s revenue and income from operations from the Company’s reportable segments on an interim basis:

(In thousands)
	E-Business
	Application
	Development &	E-Business
Three Months Ended May 31:	Deployment	Integration	Eliminations	Total

2003:
Revenue	$73,707	$5,717	$(1,874)	$77,550
Income (loss) from operations	$16,467	$(5,428)	$(1,874)	$9,165
2002:
Revenue	$64,548	$3,447	$(436)	$67,559
Income (loss) from operations	$13,050	$(4,196)	$(436)	$8,418

(In thousands)
	E-Business
	Application
	Development &	E-Business
Six Months Ended May 31:	Deployment	Integration	Eliminations	Total

2003:
Revenue	$142,597	$9,581	$(2,806)	$149,372
Income (loss) from operations	$28,702	$(11,469)	$(2,806)	$14,427
2002:
Revenue	$127,333	$5,641	$(937)	$132,037
Income (loss) from operations	$21,487	$(8,865)	$(937)	$11,685

Amounts included under Eliminations represent intersegment sales. Total revenue from the Sonic product line, generated by both segments, was $11.0 million in the first six months of fiscal 2003 as compared to $7.2 million in the first six months of fiscal 2002.

Note 8: Acquisition of eXcelon Corporation

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

Acquired in-process research and development (“IPR&D”) of $0.2 million was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. The Company used an independent appraiser to calculate the amounts allocated to assets and liabilities acquired including intangible assets and IPR&D. The preliminary allocation of the purchase price as of May 31, 2003 was as follows:

(In thousands)
	Total	Life (in years)

Assets and liabilities, including cash	$14,045
Intangible assets	8,100	1 to 6 years
Goodwill	12,510
In-process research and development	200

Total purchase price	34,855
Less: cash acquired	(9,391)
Less: cash paid for 94 shares of eXcelon owned by PSC	(300)

Net cash paid	$25,164

The following table sets forth supplemental pro forma financial information that assumes the acquisition was completed at the beginning of the earliest period presented. The information for the three months ended May 31, 2002 includes the historical results of the Company for the three months ended May 31, 2002 and the historical results of eXcelon for the three month period ended March 31, 2002 and the information for the six months ended May 31, 2002 includes the historical results of the Company for the six months ended May 31, 2002 and the historical results of eXcelon for the six month period ended March 31, 2002 due to different fiscal period ends. The pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition and decreased interest income related to cash paid for the acquisition purchase price, which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

(In thousands, except per share data)

Three Months Ended May 31,	2002

Pro forma revenue	$78,692
Pro forma net income	$524
Pro forma diluted earnings per share	$0.01

In thousands, except per share data)

Six Months Ended May 31,	2002

Pro forma revenue	$156,992
Pro forma net income (loss)	$(56,493)
Pro forma diluted earnings (loss) per share	$(1.58)

The net loss of eXcelon for the six month period ended March 31, 2002 included an impairment charge of $54.4 million for goodwill from a previous acquisition.

Note 9: Commitments and Contingent Liabilities

In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the Company’s end user license agreement, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. Other agreements provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by the Company or its subcontractors. Historically, the Company’s costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding “forward-looking statements.” This Form 10-Q contains, and other information provided by the Company or statements made by its directors, officers or employees from time to time may contain, forward-looking statements and information, which involve risks and uncertainties. Actual future results may differ materially. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “believes,” “contemplates,” “predicts,” “projects,” “continue” and other similar terminology or the negative of these terms. All such forward-looking statements, whether written or oral, are expressly qualified by the cautionary statements contained in this Form 10-Q, including those set forth below under the heading “Factors That May Affect Future Results” and any other cautionary statements which may accompany the forward-looking statements. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face. The Company undertakes no obligation to update any forward-looking statements it makes.

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

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates that the Company makes based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, customer creditworthiness and current economic trends. If the Company used different estimates, or if the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts would be required and would increase bad debt expense.

Deferred Income Taxes — The Company had a net deferred tax asset of $22.1 million at May 31, 2003. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If the Company were to change its assumptions or otherwise determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

Results of Operations

     The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue
					Period-to-Period Change
	Three Months Ended		Six Months Ended
					Three	Six
	May 31,	May 31,	May 31,	May 31,	Month	Month
	2003	2002	2003	2002	Period	Period

Revenue:
Software licenses	35%	34%	35%	34%	18%	15%
Maintenance and services	65	66	65	66	13	12

Total revenue	100	100	100	100	15	13

Costs and expenses:
Cost of software licenses	3	4	3	4	(6)	(13)
Cost of maintenance and services	16	21	17	22	(11)	(10)
Sales and marketing	41	36	41	38	31	22
Product development	17	16	17	16	21	19
General and administrative	11	11	12	11	17	20
In-process research and development	0	0	0	0	—	*

Total costs and expenses	88	88	90	91	16	12

Income from operations	12	12	10	9	9	23
Other income	0	0	0	0	*	*

Income before provision for taxes	12	12	10	9	16	33
Provision for income taxes	3	3	3	3	16	33

Net income	9%	9%	7%	6%	16%	33%

* not meaningful

The Company’s total revenue increased 15% from $67.6 million in the second quarter of fiscal 2002 to $77.6 million in the second quarter of fiscal 2003. Total revenue would have increased by approximately 6% in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 if exchange rates had been constant in the second quarter of fiscal 2003 as compared to the exchange rates in effect in the second quarter of fiscal 2002.

The Company’s total revenue increased 13% from $132.0 million in the first six months of fiscal 2002 to $149.4 million in the first six months of fiscal 2003. Total revenue would have increased by approximately 5% in the first six months of fiscal 2003 as compared to the first six months of fiscal 2002 if exchange rates had been constant in the first six months of fiscal 2003 as compared to the exchange rates in effect in the first six months of fiscal 2002. In addition to the positive effect of changes in exchange rates, the Company’s revenue increased due to software licenses and services derived from the products acquired from eXcelon and the continued growth of the Sonic product line.

Total revenue derived from the Sonic product line, including the XML-based products acquired in the acquisition of eXcelon, increased from $4.3 million in the second quarter of fiscal 2002 to $6.4 million in the second quarter of fiscal 2003 and increased from $7.2 million in the first six months of fiscal 2002 to $11.0 million in the first six months of fiscal 2003. Revenue from the ObjectStore product line, which was also acquired in the acquisition of eXcelon, contributed $3.8 million of revenue in the second quarter of fiscal 2003 and $6.4 million for the first six months of fiscal 2003. Revenue from the PeerDirect product line in any period presented was not significant.

Software license revenue increased 18% from $23.0 million in the second quarter of fiscal 2002 to $27.1 million in the second quarter of fiscal 2003 and increased 15% from $45.5 million in the first six months of fiscal 2002 to $52.5 million in the first six months of fiscal 2003. The increase in software license revenue was primarily due to an increase in revenue from sales to direct end users and, to a lesser extent, Application Partners (APs), companies that have written software applications utilizing Progress Software technology and that resell the Company’s products in conjunction with the sale of their applications. Software license revenue from the Progress product set increased year over year in both periods, primarily within the database product and other deployment products. Software license revenue also increased from new products such as the Sonic product line. In addition, the Company’s license revenue was positively affected in the second quarter and first six months of the fiscal year by the year-over-year exchange movements of the U.S. dollar.

Maintenance and services revenue increased 13% from $44.5 million in the second quarter of fiscal 2002 to $50.5 million in the second quarter of fiscal 2003 and increased 12% from $86.5 million in the first six months of fiscal 2002 to $96.8 million in the first six months of fiscal 2003. The increase in maintenance and services revenue was primarily the result of growth in the Company’s installed customer base, renewal of maintenance contracts and the positive affect of year-over-year changes in foreign exchange rates, partially offset by a decline in services revenue. The decline in services revenue was primarily the result of decreases in consulting revenue in the Europe, Middle East and Africa (EMEA) and Latin American regions as a result of economic conditions and a slower overall market for professional services.

Total revenue generated in markets outside North America increased 15% from $41.2 million in the second quarter of fiscal 2002 to $47.3 million in the second quarter of fiscal 2003 and represented 61% of total revenue in the second quarter of fiscal 2002 and fiscal 2003. Total revenue generated in markets outside North America would have represented 58% of total revenue in the second quarter of fiscal 2003 if exchange rates had been constant in the second quarter of fiscal 2003 as compared to the exchange rates in effect in the second quarter of fiscal 2002.

Total revenue generated in markets outside North America increased 17% from $77.9 million in the first six months of fiscal 2002 to $91.4 million in the first six months of fiscal 2003 and represented 61% of total revenue in the first six months of fiscal 2003 as compared to 59% in the first six months of fiscal 2002. Total revenue generated in markets outside North America would have represented 58% of total revenue in the first six months of fiscal 2003 if exchange rates had been constant in the first six months of fiscal 2003 as compared to the exchange rates in effect in the first six months of fiscal 2002. The dollar increase in revenue in fiscal 2003 for each period presented was primarily the result of higher revenue in the EMEA region, partially offset by lower amounts from the Latin American region.

The Company anticipates an increase in total revenue in the third quarter of fiscal 2003 in the range of 12% to 14%, including the positive impact from favorable changes in year-over-year foreign exchange rates, as compared to the third quarter of fiscal 2002. This revenue expectation is based on the continued success of the Company’s APs, continued improvement in the Company’s ability to generate new business in end user accounts, the addition of and the ability to successfully integrate the products and personnel from eXcelon and continued growth from new product sets, especially the Sonic product line. However, external factors, such as a worsening of economic conditions in North America or EMEA or a strengthening of the U.S. dollar against currencies from which the Company derives a significant portion of its business, could negatively impact this revenue expectation.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses decreased 6% from $2.6 million in the second quarter of fiscal 2002 to $2.4 million in the second quarter of fiscal 2003 and decreased as a percentage of software license revenue from 11% to 9%. Cost of software licenses decreased 13% from $5.5 million in the first six months of fiscal 2002 to $4.8 million in the first six months of fiscal 2003 and decreased as a percentage of software license revenue from 12% to 9%. The percentage and dollar decreases were primarily due to lower royalty expense for products and technologies licensed from third parties and lower amortization expense from previously capitalized software costs. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased 11% from $14.4 million in the second quarter of fiscal 2002 to $12.8 million in the second quarter of fiscal 2003 and decreased as a percentage of maintenance and services revenue from 32% to 25%. Cost of maintenance and services decreased 10% from $28.6 million in the first six months of fiscal 2002 to $25.9 million in the first six months of fiscal 2003 and decreased as a percentage of maintenance and services revenue from 33% to 27%. The maintenance and services revenue margin improvement was due to maintenance revenue, which has a substantially higher margin than professional services revenue, representing a greater proportion of the total maintenance and services revenue in each period presented of fiscal 2003. The dollar decrease was due to lower usage of third-party contractors for service engagements and lower headcount-related expenses in the professional services group, partially offset by increased headcount-related expenses in technical support, primarily related to the addition of eXcelon personnel. The Company’s technical support, education and consulting headcount increased by 3% from the end of the second quarter of fiscal 2002 to the end of the second quarter of fiscal 2003.

Sales and marketing expenses increased 31% from $24.5 million in the second quarter of fiscal 2002 to $32.0 million in the second quarter of fiscal 2003 and increased as a percentage of total revenue from 36% to 41%. Sales and marketing expenses increased 22% from $50.4 million in the first six months of fiscal 2002 to $61.3 million in the first six months of fiscal 2003 and increased as a percentage of total revenue from 38% to 41%. The dollar increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses assumed in the acquisition of eXcelon, user conference event expenses, as well as a slight increase in the level of discretionary marketing spending for trade shows, advertising campaigns, lead generation, direct mail solicitations and other events. Expenses also increased in each period presented for fiscal 2003 due to year-over-year changes in exchange rates as a significant percentage of sales and marketing expenses are incurred outside of North America. The Company’s sales, sales support and marketing headcount increased by 7% from the end of the second quarter of fiscal 2002 to the end of the second quarter of fiscal 2003.

Product development expenses increased 21% from $10.6 million in the second quarter of fiscal 2002 to $12.8 million in the second quarter of fiscal 2003 and increased as a percentage of total revenue from 16% to 17%. Product development expenses increased 19% from $21.3 million in the first six months of fiscal 2002 to $25.3 million in the first six months of fiscal 2003 and increased as a percentage of total revenue from 16% to 17%. The dollar and percentage increases were primarily due to an increase in headcount and related expenses assumed in the acquisition of eXcelon, including the ObjectStore development group and the XML development group. There were no capitalized software development costs in the first six months of either fiscal 2002 or fiscal 2003, due to the timing and stage of development of projects that might qualify for capitalization under the Company’s software capitalization policy. The Company’s product development headcount increased 17% from the end of the second quarter of fiscal 2002 to the end of the second quarter of fiscal 2003.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 17% from $7.2 million in the second quarter of fiscal 2002 to $8.3 million in the second quarter of fiscal 2003, but remained the same percentage of revenue at 11%. General and administrative expenses increased 20% from $14.5 million in the first six months of fiscal 2002 to $17.5 million in the first six months of fiscal 2003 and increased as a percentage of total revenue from 11% to 12%. The expense increase in the second quarter and first six months was due to the impact of changes in exchange rates and an increase in amortization expense from acquired intangible assets. The expense increase in the first six months also was due to transition and integration costs associated with the acquisition of eXcelon. The Company’s administrative headcount increased 1% from the end of the second quarter of fiscal 2002 to the end of the second quarter of fiscal 2003.

Acquired in-process research and development of $0.2 million was expensed when the acquisition of eXcelon was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows.

Income from operations remained the same percentage of total revenue in the second quarter of fiscal 2002 and fiscal 2003 at 12% and increased as a percentage of revenue from 9% in the first six months of fiscal 2002 to 10% in the first six months of fiscal 2003. The increase in operating income as a percentage of revenue was primarily due to revenue growth in the period. If the Company is able to meet its forecasted revenue target and expenses occur as planned for the remainder of the fiscal year, the Company expects operating income as a percentage of revenue to be between 11% and 12% for all of fiscal 2003.

Other income increased from $(0.2) million in the second quarter of fiscal 2002 to $0.4 million in the second quarter of fiscal 2003 and increased from $0.1 million in the first six months of fiscal 2002 to $1.2 million in the first six months of fiscal 2003. The second quarter of fiscal 2002 included a noncash impairment charge of $1.0 million related to the Company’s investment in a related party, EasyAsk, Inc. Other income, excluding the investment writedown, decreased in the second quarter due to a decline in interest income and slightly higher foreign exchange transaction losses. Interest income decreased in each period presented due to lower interest rates. Other income, excluding the investment writedown, increased in the first six months of fiscal 2003 as compared to the first six months of fiscal 2002 due to lower foreign exchange transaction losses.

The Company’s effective tax rate was 30% in each period presented for fiscal 2002 and fiscal 2003. The Company expects its effective tax rate to remain at approximately 30% for the remainder of fiscal 2003. This expected effective tax rate assumes no significant changes in the current tax laws. In particular, the US government is considering alternatives to the extraterritorial income exclusion rules, which currently provide a four to six absolute percentage point reduction in the Company’s effective tax rate.

Liquidity and Capital Resources

At the end of the second quarter of fiscal 2003, the Company’s cash and short-term investments totaled $190.6 million. The increase of $13.4 million since the end of fiscal 2002 resulted primarily from cash generated from operations and proceeds from exercise of stock options and stock issuances under the Company’s stock purchase plan, partially offset by the acquisition of eXcelon and common stock repurchases.

The Company generated $22.2 million in cash from operations in the first six months of fiscal 2002 and $29.9 million in the first six months of fiscal 2003. The increase in cash generated from operations was primarily due to higher net income and increases in deferred revenue from maintenance billings.

Accounts receivable increased by $5.3 million from the end of fiscal 2002. This increase resulted from higher revenue and accounts receivable days sales outstanding (DSO) increasing to 63 days at the end of the second quarter of fiscal 2003 as compared to 61 days at the end of fiscal 2002 and at the end of the second quarter of fiscal 2002. The Company targets a DSO range of 60 to 80 days.

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

The Company purchased $4.0 million of property and equipment in the first six months of fiscal 2002 and $2.1 million in the first six months of fiscal 2003. The purchases consisted primarily of computer equipment and software. The Company financed these purchases primarily from cash generated from operations.

The Company purchased and retired approximately 408,000 shares of its common stock for $6.8 million in the first six months of fiscal 2002 and approximately 323,000 shares of its common stock for $4.9 million in the first six months of fiscal 2003. The Company financed these purchases primarily from cash generated from operations.

In September 2002, the Board of Directors authorized, for the period from October 1, 2002 through September 30, 2003, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times that the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans. At May 31, 2003, approximately 8,700,000 shares of common stock remained available for repurchase under this authorization.

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

Fluctuations in Revenue and Quarterly Results — The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors. Some of these factors include changes in demand for the Company’s products, introduction, enhancement or announcement of products by the Company and its competitors, market acceptance of new products, the growth rates of certain market segments including enterprise application integration and messaging, size and timing of significant orders, budgeting cycles of customers, mix of distribution channels, mix of products and services sold, mix of international and North American revenues, fluctuations in currency exchange rates, changes in the level of operating expenses, changes in the Company’s sales incentive plans, customer order deferrals in anticipation of new products announced by the Company or its competitors and general economic conditions. Revenue forecasting is uncertain, in large part, because the Company generally ships its products shortly after receipt of orders. Most of the Company’s expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in the Company’s revenue, or failure to achieve the anticipated rate of growth, would have a material adverse effect on the profitability of the Company.

Global Economic and Political Conditions — The global economic and political environment and the current business climate is likely to impact the Company’s revenue and net income in the near term. Various economic indicators and analysts do not predict an increase in demand for capital spending, especially within the technology sector, within the near future. The aftermath of the war in Iraq and the terrorist attacks upon the United States, as well as potential geopolitical issues in other parts of the world, also contribute to economic and political uncertainty. If customers’ buying patterns, such as decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there will be a material adverse effect on the Company’s business, financial condition and operating results.

Products — Ongoing enhancements to the Company’s products, including the Progress product set and Sonic product set, will be required to enable the Company to maintain its competitive position. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Failure to develop enhancements that meet market needs in a timely manner could have a material adverse effect on the Company’s business, financial condition and operating results.

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

Some of the Company’s products, such as the Sonic and PeerDirect product sets, require a higher level of development, distribution and support expenditures, on a percentage of revenue basis. If revenue generated from these products becomes a greater percentage of the Company’s total revenue and if the expenses associated with these products on a percentage of revenue basis do not decrease, then the Company’s operating margins will be adversely affected.

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

ObjectStore Revenue — Revenue from the ObjectStore product line, an object-oriented database acquired in the eXcelon acquisition in December 2002, has declined in recent years. The future revenue from the ObjectStore product line offering will depend to a substantial degree on the Company’s ability to keep existing customers and to attract and retain new customers for this product. A significant portion of ObjectStore revenue historically has been derived from sales to customers in a limited number of industries, such as the telecommunications industry, some of which have been decreasing their rate of capital expenditures, including expenditures for products such as ObjectStore. If revenue from sales to customers in these traditional markets continues to decline and the Company is unable to create increased demand for ObjectStore in new markets, revenue from this product line could further decline and there could be a material adverse effect on the Company’s business, financial condition and operating results.

Distribution Channels and New Markets — Future results also depend upon the Company’s continued successful distribution of its products through its AP channel and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. APs utilize technology from the Company to create their applications and resell the Company’s products along with their own applications. Any adverse effect on the APs’ businesses related to competition, pricing and other factors could also have a material adverse effect on the Company’s business, financial condition and operating results.

The Company is currently developing and enhancing the Sonic product set and other new products and services. The market for enterprise application integration, Web services, messaging products and other Internet business-to-business products is highly competitive. Many potential customers have made significant investments in proprietary or internally developed systems and would incur significant costs in switching to the Sonic product set or other third-party products. Global e-commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. There can be no assurance that the Company’s products will be successful in penetrating these new and evolving markets.

XML Market Acceptance — Extensible Markup Language, or XML, is an emerging standard for sharing data over the Internet. To date, the acceptance of XML has been slower than expected. If a competing standard for sharing data over the Internet is perceived to be superior to XML, the market may not continue to accept XML-based products. Some of the Company’s products might not be compatible with this competing standard or the Company might not be able to develop products using this standard in a timely manner, which could materially harm revenues, results of operations and financial condition.

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

Taxation of Extraterritorial Income — The Company currently receives significant benefits from the extraterritorial income (ETI) exclusion provisions of the current U.S. tax law. The World Trade Organization (WTO) has ruled that these provisions constitute a prohibited export subsidy and that the European Union may impose trade sanctions if U.S. rules are not brought into compliance. President Bush has stated the U.S. will bring its tax laws into compliance with the WTO ruling, but the Administration and Congress have not decided on a solution for this issue. It is not possible to predict what impact the WTO decision will have on future results pending final resolution of these matters. If the ETI exclusion is repealed and replacement legislation is not enacted, the loss of this tax benefit, which currently provides approximately a four to six absolute percentage point reduction in the Company’s effective tax rate, would have a material adverse effect on the profitability of the Company.

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

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are generally recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at May 31, 2003 was $60.4 million. There were no unrealized market value gains on such contracts at May 31, 2003. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 6% and the Company’s net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding forward contracts, which mature in ninety days or less, at May 31, 2003 where the notional amount is determined using contract exchange rates:

(In thousands)
	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate

Australian dollar	$1,361	—	1.54
Brazilian real	520	—	3.07
Euro	—	$2,600	0.84
Japanese yen	4,789	—	119.02
South African rand	490	—	8.37
UK pound	3,625	—	0.61

	$10,785	$2,600

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

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on April 24, 2003, the shareholders voted on the items described below:

     •     To fix the number of directors constituting the full board at six:

For	Against	Abstain

27,392,192	1,188,912	93,264

     •     To elect the following six directors: Joseph W. Alsop, Larry R. Harris, Roger J. Heinen, Jr., Michael L. Mark, Scott A. McGregor and
           Amram Rasiel:

Nominee	For	Withhold Authority

Joseph W. Alsop	24,158,693	4,515,676
Larry R. Harris	28,052,690	621,678
Roger J. Heinen, Jr.	24,154,092	4,520,276
Michael L. Mark	24,154,092	4,520,276
Scott A. McGregor	28,141,671	532,697
Amram Rasiel	24,153,042	4,521,326

Item 6.    Exhibits and Reports on Form 8-K

     a)  Exhibits

           99.1 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: July 14, 2003	/s/ Joseph W. Alsop Joseph W. Alsop Chief Executive Officer (Principal Executive Officer)

Dated: July 14, 2003	/s/ Norman R. Robertson Norman R. Robertson Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: July 14, 2003	/s/ David H. Benton, Jr. David H. Benton, Jr. Vice President and Corporate Controller (Principal Accounting Officer)

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

Date: July 14, 2003	/s/ Joseph W. Alsop Joseph W. Alsop Chief Executive Officer (Principal Executive Officer)

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

Date: July 14, 2003	/s/ Norman R. Robertson Norman R. Robertson Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)