Form 10-Q
period 2003-08-31
PROGRESS SOFTWARE CORP /MA
filed 2003-10-07
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended August 31, 2003

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
Telephone Number: (781) 280-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes  ☒   No  ☐

As of October 3, 2003, there were 34,878,000 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED AUGUST 31, 2003

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	August 31,	November 30,
	2003	2002

Assets
Current assets:
Cash and equivalents	$125,530	$117,425
Short-term investments	77,673	59,768
Accounts receivable, net	42,205	48,676
Other current assets	10,999	10,102
Deferred income taxes	8,773	8,857

Total current assets	265,180	244,828

Property and equipment, net	34,570	34,045
Intangible assets, net	7,800	887
Goodwill	14,676	4,013
Other assets	16,680	6,393

Total	$338,906	$290,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,448	$9,717
Accrued compensation and related taxes	24,341	21,788
Income taxes payable	3,030	6,785
Other accrued liabilities	20,126	12,509
Deferred revenue	79,050	66,404

Total current liabilities	134,995	117,203

Commitments and contingent liabilities
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 34,601 shares in 2003 and 33,401 shares in 2002	43,794	27,743
Retained earnings, including accumulated other comprehensive loss of $1,991 in 2003 and $2,256 in 2002	160,117	145,220

Total shareholders’ equity	203,911	172,963

Total	$338,906	$290,166

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,

	2003	2002	2003	2002

Revenue:
Software licenses	$27,191	$22,842	$79,719	$68,342
Maintenance and services	50,504	46,141	147,348	132,678

Total revenue	77,695	68,983	227,067	201,020

Costs and expenses:
Cost of software licenses	2,098	2,505	6,858	7,973
Cost of maintenance and services	13,088	14,146	38,995	42,774
Sales and marketing	30,806	27,146	92,088	77,581
Product development	13,010	10,459	38,299	31,740
General and administrative	8,630	7,405	26,137	21,945
In-process research and development	—	—	200	—

Total costs and expenses	67,632	61,661	202,577	182,013

Income from operations	10,063	7,322	24,490	19,007

Other income (expense):
Interest income and other	811	1,147	2,557	3,386
Investment impairment charge	—	—	—	(1,000)
Foreign currency losses	(404)	(632)	(966)	(1,809)

Total other income, net	407	515	1,591	577

Income before provision for income taxes	10,470	7,837	26,081	19,584
Provision for income taxes	3,141	2,351	7,824	5,875

Net income	$7,329	$5,486	$18,257	$13,709

Earnings per share:
Basic	$0.21	$0.15	$0.54	$0.38
Diluted	$0.19	$0.14	$0.49	$0.35

Weighted average shares outstanding:
Basic	34,604	35,962	33,953	35,809
Diluted	38,182	38,251	37,196	38,923

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended August 31,

	2003	2002

Cash flows from operating activities:
Net income	$18,257	$13,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,280	8,455
Investment impairment charge	—	1,000
In-process research and development	200	—
Deferred income taxes and other	290	69
Changes in operating assets and liabilities:
Accounts receivable	13,920	13,216
Other current assets	2,038	1,564
Accounts payable and accrued expenses	(1,812)	(4,460)
Income taxes payable	657	1,430
Deferred revenue	4,692	852

Net cash provided by operating activities	46,522	35,835

Cash flows from investing activities:
Purchases of investments available for sale	(35,733)	(23,481)
Maturities of investments available for sale	17,453	23,254
Purchases of property and equipment	(4,445)	(5,654)
Acquisitions, net of cash acquired	(24,040)	—
Decrease (increase) in other non-current assets	(396)	88

Net cash used for investing activities	(47,161)	(5,793)

Cash flows from financing activities:
Proceeds from issuance of common stock	19,624	8,345
Repurchase of common stock	(11,703)	(17,724)

Net cash provided by (used for) financing activities	7,921	(9,379)

Effect of exchange rate changes on cash	823	1,304

Net increase in cash and equivalents	8,105	21,967
Cash and equivalents, beginning of period	117,425	108,337

Cash and equivalents, end of period	$125,530	$130,304

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

Note 2: Stock-based Compensation

Effective March 1, 2003, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (SFAS 148). The Company accounts for stock-based compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost is recognized for stock options granted to employees at fair market value.

Had the Company recognized compensation expense for its stock option and purchase plans based on the fair value for awards under those plans in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” pro forma net income and pro forma earnings per share would have been as follows:

(In thousands, except per share data)

Three Months Ended August 31,	2003	2002

Net income, as reported	$7,329	$5,486
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(2,144)	(1,872)

Pro forma net income	$5,185	$3,614

Earnings per share:
Basic, as reported	$0.21	$0.15

Basic, pro forma	$0.15	$0.10

Diluted, as reported	$0.19	$0.14

Diluted, pro forma	$0.14	$0.09

(In thousands, except per share data)

Nine Months Ended August 31,	2003	2002

Net income, as reported	$18,257	$13,709
Less: stock based compensation expense determined under fair value method for all awards, net of tax	(6,181)	(5,411)

Pro forma net income	$12,076	$8,298

Earnings per share:
Basic, as reported	$0.54	$0.38

Basic, pro forma	$0.36	$0.23

Diluted, as reported	$0.49	$0.35

Diluted, pro forma	$0.32	$0.21

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

Note 5: Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)

Three Months Ended August 31,	2003	2002

Net income	$7,329	$5,486

Weighted average shares outstanding	34,604	35,962
Dilutive impact from outstanding stock options	3,578	2,289

Diluted weighted average shares outstanding	38,182	38,251

Basic earnings per share	$0.21	$0.15

Diluted earnings per share	$0.19	$0.14

(In thousands, except per share data)

Nine Months Ended August 31,	2003	2002

Net income	$18,257	$13,709

Weighted average shares outstanding	33,953	35,809
Dilutive impact from outstanding stock options	3,243	3,114

Diluted weighted average shares outstanding	37,196	38,923

Basic earnings per share	$0.54	$0.38

Diluted earnings per share	$0.49	$0.35

Approximately 857,000 outstanding stock options were excluded from the calculation of diluted earnings per share in the three months ended August 31, 2002 and approximately 468,000 and 769,000 outstanding stock options were excluded from the calculations of diluted earnings per share in the nine months ended August 31, 2003 and 2002, respectively, because these options were anti-dilutive. However, these options could be dilutive in the future.

Note 6: Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses, net of tax, and unrealized gains and losses on hedging contracts and investments, net of tax, that have been excluded from net income and reflected instead in shareholders’ equity. The following table sets forth the calculation of comprehensive income on an interim basis:

(In thousands)

Three Months Ended August 31,	2003	2002

Net income	$7,329	$5,486
Foreign currency translation adjustments	(413)	212
Unrealized gains on foreign exchange hedging contracts	180	106
Unrealized holding gains (losses) on investments	(526)	180

Total comprehensive income	$6,570	$5,984

(In thousands)

Nine Months Ended August 31,	2003	2002

Net income	$18,257	$13,709
Foreign currency translation adjustments	806	621
Unrealized losses on foreign exchange hedging contracts	(165)	(209)
Unrealized holding (losses) gains on investments	(376)	35

Total comprehensive income	$18,522	$14,156

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

The following table sets forth the Company’s revenue and income from operations from the Company’s reportable segments on an interim basis:

(In thousands)

	E-Business
	Application
	Development &	E-Business
Three Months Ended August 31:	Deployment	Integration	Eliminations	Total

2003:
Revenue	$73,915	$4,910	$(1,130)	$77,695
Income (loss) from operations	$16,942	$(5,749)	$(1,130)	$10,063
2002:
Revenue	$67,272	$2,526	$(815)	$68,983
Income (loss) from operations	$12,657	$(4,520)	$(815)	$7,322

(In thousands)

	E-Business
	Application
	Development &	E-Business
Nine Months Ended August 31:	Deployment	Integration	Eliminations	Total

2003:
Revenue	$216,512	$14,491	$(3,936)	$227,067
Income (loss) from operations	$45,644	$(17,218)	$(3,936)	$24,490
2002:
Revenue	$194,605	$8,167	$(1,752)	$201,020
Income (loss) from operations	$34,144	$(13,385)	$(1,752)	$19,007

Amounts included under Eliminations represent intersegment sales. Total revenue from the Sonic product line, generated by both segments, was $16.8 million in the first nine months of fiscal 2003 as compared to $10.7 million in the first nine months of fiscal 2002.

Note 8: Acquisition of eXcelon Corporation

On December 19, 2002, the Company completed its acquisition of eXcelon Corporation (eXcelon), a provider of data management software. The acquisition was accounted for as a purchase, and accordingly, the results of operations of eXcelon are included in the Company’s operating results from the date of acquisition. The acquisition was structured as a merger of a wholly owned subsidiary of the Company with and into eXcelon. Pursuant to the terms of the acquisition, each outstanding share of eXcelon common stock was converted into the right to receive $3.19 in cash, without interest. In addition, as a result of the acquisition, holders of outstanding options to purchase eXcelon common stock with an exercise price of less than $3.19 per share were entitled to receive a cash payment equal to the number of shares of eXcelon common stock subject to such option multiplied by the amount by which $3.19 exceeded the exercise price per share of such option. The aggregate purchase price of approximately $33.7 million included $9.1 million for facilities closures and employee severance and $0.7 million for direct transaction costs.

Acquired in-process research and development (“IPR&D”) of $0.2 million was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. The Company used an independent appraiser to calculate the amounts allocated to assets and liabilities acquired including intangible assets and IPR&D. The preliminary allocation of the purchase price as of August 31, 2003 was as follows:

(In thousands)

	Total	Life (in years)

Assets and liabilities, including cash	$15,334
Intangible assets	8,100	1 to 6 years
Goodwill	10,110
In-process research and development	200

Total purchase price	33,744
Less: cash acquired	(9,404)
Less: cash paid for 94 shares of eXcelon owned by PSC	(300)

Net cash paid	$24,040

The following table sets forth supplemental pro forma financial information that assumes the acquisition was completed at the beginning of the earliest period presented. The information for the three months ended August 31, 2002 includes the historical results of the Company for the three months ended August 31, 2002 and the historical results of eXcelon for the three month period ended June 30, 2002 and the information for the nine months ended August 31, 2002 includes the historical results of the Company for the nine months ended August 31, 2002 and the historical results of eXcelon for the nine month period ended June 30, 2002 due to different fiscal period ends. The pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition and decreased interest income related to cash paid for the acquisition purchase price, which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

(In thousands, except per share data)

Three Months Ended August 31,	2002

Pro forma revenue	$78,362
Pro forma net loss	$(1,733)
Pro forma diluted loss per share	$(0.05)

(In thousands, except per share data)

Nine Months Ended August 31,	2002

Pro forma revenue	$235,354
Pro forma net loss	$(58,226)
Pro forma diluted loss per share	$(1.63)

The net loss of eXcelon for the nine month period ended June 30, 2002 included an impairment charge of $54.4 million for goodwill from a previous acquisition.

Note 9: Commitments and Contingent Liabilities

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the Company’s licensing agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with patent, copyright or other intellectual property infringement claims by any third party with respect to the Company’s products. Other agreements provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by the Company or its subcontractors. Historically, the Company’s costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

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

In December 2002, the Company completed its acquisition of eXcelon Corporation, which had two principal product groups: object-oriented database products, principally ObjectStore®, and XML (eXtensible Markup Language) technology-based products. The Company is managing the ObjectStore group within the Progress Company and combining the XML-related products and functions with Sonic Software.

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

Deferred Income Taxes — The Company had a net deferred tax asset of $23.5 million at August 31, 2003. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If the Company were to change its assumptions or otherwise determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change

	Three Months Ended		Nine Months Ended
					Three	Nine
	Aug. 31,	Aug. 31,	Aug. 31,	Aug. 31,	Month	Month
	2003	2002	2003	2002	Period	Period

Revenue:
Software licenses	35%	33%	35%	34%	19%	17%
Maintenance and services	65	67	65	66	9	11

Total revenue	100	100	100	100	13	13

Costs and expenses:
Cost of software licenses	3	4	3	4	(16)	(14)
Cost of maintenance and services	17	20	17	21	(7)	(9)
Sales and marketing	39	39	41	39	13	19
Product development	17	15	17	16	24	21
General and administrative	11	11	11	11	17	19
In-process research and development	0	0	*	0	—	*

Total costs and expenses	87	89	89	91	10	11

Income from operations	13	11	11	9	37	29
Other income	0	0	0	1	(21)	176

Income before provision for taxes	13	11	11	10	34	33
Provision for income taxes	4	3	3	3	34	33

Net income	9%	8%	8%	7%	34%	33%

*	not meaningful

The Company’s total revenue increased 13% from $69.0 million in the third quarter of fiscal 2002 to $77.7 million in the third quarter of fiscal 2003. Total revenue would have increased by approximately 6% if exchange rates had been constant in the third quarter of fiscal 2003 as compared to the exchange rates in effect in the third quarter of fiscal 2002.

The Company’s total revenue increased 13% from $201.0 million in the first nine months of fiscal 2002 to $227.1 million in the first nine months of fiscal 2003. Total revenue would have increased by approximately 5% if exchange rates had been constant in the first nine months of fiscal 2003 as compared to the exchange rates in effect in the first nine months of fiscal 2002. In addition to the positive effect of changes in exchange rates, the Company’s revenue increased due to software licenses and services derived from the products acquired from eXcelon and the continued growth of the Sonic product line.

Total revenue derived from the Sonic product line, including the XML-based products acquired in the acquisition of eXcelon, increased from $3.6 million in the third quarter of fiscal 2002 to $5.8 million in the third quarter of fiscal 2003 and increased from $10.7 million in the first nine months of fiscal 2002 to $16.8 million in the first nine months of fiscal 2003. Revenue from the ObjectStore product line, which was also acquired in the acquisition of eXcelon, contributed $3.6 million of revenue in the third quarter of fiscal 2003 and $10.0 million for the first nine months of fiscal 2003. Revenue from the PeerDirect product line in any period presented was not significant.

Software license revenue increased 19% from $22.8 million in the third quarter of fiscal 2002 to $27.2 million in the third quarter of fiscal 2003 and increased 17% from $68.3 million in the first nine months of fiscal 2002 to $79.7 million in the first nine months of fiscal 2003. The increase in software license revenue in the first nine months of fiscal 2003 was due to an increase in revenue from sales to direct end users and, to a lesser extent, Application Partners (APs), companies that have written software applications utilizing Progress Software technology and that resell the Company’s products in conjunction with the sale of their applications. Software license revenue in the third quarter of fiscal 2003 increased more from sales through APs than from direct accounts. Software license revenue from the Progress product set increased year over year in both periods, primarily within the database product and other deployment and management products. Software license revenue also increased from new products, such as the Sonic product line, as well as from ObjectStore. In addition, the Company’s license revenue was positively affected in the third quarter and first nine months of the fiscal year by the year-over-year exchange movements of the U.S. dollar.

Maintenance and services revenue increased 9% from $46.1 million in the third quarter of fiscal 2002 to $50.5 million in the third quarter of fiscal 2003 and increased 11% from $132.7 million in the first nine months of fiscal 2002 to $147.3 million in the first nine months of fiscal 2003. The increase in maintenance and services revenue was primarily the result of growth in the Company’s installed customer base, renewal of maintenance contracts and the positive effect of year-over-year changes in foreign exchange rates, partially offset by a decline in services revenue. The decline in services revenue was primarily the result of decreases in consulting revenue in the Europe, Middle East and Africa (EMEA) and Latin American regions as a result of economic conditions and a slower overall market for professional services.

Total revenue generated in markets outside North America increased 10% from $41.2 million in the third quarter of fiscal 2002 to $45.2 million in the third quarter of fiscal 2003 and represented 60% of total revenue in the third quarter of fiscal 2002 as compared to 58% of total revenue in the third quarter of fiscal 2003. Total revenue generated in markets outside North America would have represented 56% of total revenue in the third quarter of fiscal 2003 if exchange rates had been constant in the third quarter of fiscal 2003 as compared to the exchange rates in effect in the third quarter of fiscal 2002.

Total revenue generated in markets outside North America increased 15% from $119.1 million in the first nine months of fiscal 2002 to $136.6 million in the first nine months of fiscal 2003 and represented 59% of total revenue in the first nine months of fiscal 2002 as compared to 60% in the first nine months of fiscal 2003. Total revenue generated in markets outside North America would have represented 57% of total revenue in the first nine months of fiscal 2003 if exchange rates had been constant in the first nine months of fiscal 2003 as compared to the exchange rates in effect in the first nine months of fiscal 2002. The dollar increase in revenue in fiscal 2003 for each period presented was primarily the result of higher revenue in the EMEA region, partially offset by lower amounts from the Latin American region.

The Company anticipates an increase in total revenue in the fourth quarter of fiscal 2003 of approximately 10%, including the positive impact from favorable changes in year-over-year foreign exchange rates, as compared to the fourth quarter of fiscal 2002. This revenue expectation is based on the continued success of the Company’s APs, continued improvement in the Company’s ability to generate new business in end user accounts and continued growth from new product sets, especially the Sonic product line. However, external factors, such as a worsening of economic conditions in North America or EMEA or a strengthening of the U.S. dollar against currencies from which the Company derives a significant portion of its business, could negatively impact this revenue expectation.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses decreased 16% from $2.5 million in the third quarter of fiscal 2002 to $2.1 million in the third quarter of fiscal 2003 and decreased as a percentage of software license revenue from 11% to 8%. Cost of software licenses decreased 14% from $8.0 million in the first nine months of fiscal 2002 to $6.9 million in the first nine months of fiscal 2003 and decreased as a percentage of software license revenue from 12% to 9%. The percentage and dollar decreases were primarily due to lower royalty expense for products and technologies licensed from third parties and lower amortization expense from previously capitalized software costs. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased 7% from $14.1 million in the third quarter of fiscal 2002 to $13.1 million in the third quarter of fiscal 2003 and decreased as a percentage of maintenance and services revenue from 31% to 26%. Cost of maintenance and services decreased 9% from $42.8 million in the first nine months of fiscal 2002 to $39.0 million in the first nine months of fiscal 2003 and decreased as a percentage of maintenance and services revenue from 32% to 26%. The maintenance and services revenue margin improvement was due to a change in the mix of maintenance and services revenue. Maintenance revenue, which has a substantially higher margin than professional services revenue, represented a greater proportion of the total maintenance and services revenue in each period presented of fiscal 2003. The dollar decrease was due to lower usage of third-party contractors for service engagements and lower headcount-related expenses in the professional services group, partially offset by increased headcount-related expenses in technical support, primarily related to the addition of eXcelon personnel. The Company’s technical support, education and consulting headcount increased by 4% from the end of the third quarter of fiscal 2002 to the end of the third quarter of fiscal 2003.

Sales and marketing expenses increased 13% from $27.1 million in the third quarter of fiscal 2002 to $30.8 million in the third quarter of fiscal 2003, but remained the same percentage of total revenue at 39%. Sales and marketing expenses increased 19% from $77.6 million in the first nine months of fiscal 2002 to $92.1 million in the first nine months of fiscal 2003 and increased as a percentage of total revenue from 39% to 41%. The dollar increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses assumed in the acquisition of eXcelon, as well as an increase in the level of discretionary marketing spending for trade shows, advertising campaigns, lead generation, direct mail solicitations and other events. Expenses also increased in each period presented for fiscal 2003 due to year-over-year changes in exchange rates as a significant percentage of sales and marketing expenses are incurred outside of North America. The Company’s sales, sales support and marketing headcount increased by 9% from the end of the third quarter of fiscal 2002 to the end of the third quarter of fiscal 2003.

Product development expenses increased 24% from $10.5 million in the third quarter of fiscal 2002 to $13.0 million in the third quarter of fiscal 2003 and increased as a percentage of total revenue from 15% to 17%. Product development expenses increased 21% from $31.7 million in the first nine months of fiscal 2002 to $38.3 million in the first nine months of fiscal 2003 and increased as a percentage of total revenue from 16% to 17%. The dollar and percentage increases were primarily due to an increase in headcount and related expenses assumed in the acquisition of eXcelon, including the ObjectStore development group and the XML development group. There were no capitalized software development costs in the first nine months of either fiscal 2002 or fiscal 2003, due to the timing and stage of development of projects that might qualify for capitalization under the Company’s software capitalization policy. The Company’s product development headcount increased by 19% from the end of the third quarter of fiscal 2002 to the end of the third quarter of fiscal 2003.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 17% from $7.4 million in the third quarter of fiscal 2002 to $8.6 million in the third quarter of fiscal 2003, but remained the same percentage of revenue at 11%. General and administrative expenses increased 19% from $21.9 million in the first nine months of fiscal 2002 to $26.1 million in the first nine months of fiscal 2003, but remained the same percentage of total revenue at 11%. The expense increase in 2003 was due to the impact of changes in exchange rates and an increase in amortization expense from acquired intangible assets. The expense increase in the first nine months also was due to transition and integration costs associated with the acquisition of eXcelon. The Company’s administrative headcount increased by 4% from the end of the third quarter of fiscal 2002 to the end of the third quarter of fiscal 2003.

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

Income from operations increased as a percentage of revenue from 11% in the third quarter of fiscal 2002 to 13% in the third quarter of fiscal 2003 and increased as a percentage of revenue from 9% in the first nine months of fiscal 2002 to 11% in the first nine months of fiscal 2003. The increase in operating income as a percentage of revenue was primarily due to revenue growth in the period. If the Company is able to meet its forecasted revenue target and expenses occur as planned for the remainder of the fiscal year, the Company expects operating income as a percentage of revenue to be approximately 15% in the fourth quarter of fiscal 2003.

Other income decreased from $0.5 million in the third quarter of fiscal 2002 to $0.4 million in the third quarter of fiscal 2003 and increased from $0.6 million in the first nine months of fiscal 2002 to $1.6 million in the first nine months of fiscal 2003. The second quarter of fiscal 2002 included a noncash impairment charge of $1.0 million related to the Company’s investment in a related party, EasyAsk, Inc. Other income, excluding the investment writedown, was approximately the same in each period presented primarily due to a decline in interest income as a result of lower interest rates, offset by lower foreign exchange losses resulting from translation and settlement of intercompany balances.

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

Liquidity and Capital Resources

At the end of the third quarter of fiscal 2003, the Company’s cash and short-term investments totaled $203.2 million. The increase of $26.0 million since the end of fiscal 2002 resulted primarily from cash generated from operations and proceeds from exercise of stock options and stock issuances under the Company’s stock purchase plan, partially offset by the acquisition of eXcelon and common stock repurchases.

The Company generated $35.8 million in cash from operations in the first nine months of fiscal 2002 and $46.5 million in the first nine months of fiscal 2003. The increase in cash generated from operations was primarily due to higher net income, improved collections of accounts receivables and increases in deferred revenue from maintenance billings.

Accounts receivable decreased by $6.5 million from the end of fiscal 2002 primarily due to improvements in cash collections. Accounts receivable days sales outstanding (DSO) decreased to 49 days at the end of the third quarter of fiscal 2003 as compared to 61 days at the end of fiscal 2002 and 56 days at the end of the third quarter of fiscal 2002. The Company targets a DSO range of 60 to 80 days.

On December 19, 2002, the Company completed its acquisition of eXcelon, a provider of data management software. The acquisition was accounted for as a purchase, and accordingly, the results of operations of eXcelon are included in the Company’s operating results from the date of acquisition. The acquisition was structured as a merger of a wholly owned subsidiary of the Company with and into eXcelon. Pursuant to the terms of the acquisition, each outstanding share of eXcelon common stock was converted into the right to receive $3.19 in cash, without interest. In addition, as a result of the acquisition, holders of outstanding options to purchase eXcelon common stock with an exercise price of less than $3.19 per share were entitled to receive a cash payment equal to the number of shares of eXcelon common stock subject to such option multiplied by the amount by which $3.19 exceeded the exercise price per share of such option. The aggregate purchase price of approximately $33.7 million included $9.1 million for facilities closures and employee severance and $0.7 million for direct transaction costs. The Company financed this acquisition from cash on hand.

The Company purchased $5.7 million of property and equipment in the first nine months of fiscal 2002 and $4.4 million in the first nine months of fiscal 2003. The purchases consisted primarily of computer equipment and software. The Company financed these purchases primarily from cash generated from operations.

The Company purchased and retired approximately 1,208,000 shares of its common stock for $17.7 million in the first nine months of fiscal 2002 and approximately 668,000 shares of its common stock for $11.7 million in the first nine months of fiscal 2003. The Company financed these purchases primarily from cash generated from operations.

In September 2003, the Board of Directors authorized, for the period from October 1, 2003 through September 30, 2004, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times that the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans.

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

Global Economic and Political Conditions — The global economic and political environment and the current business climate are likely to impact the Company’s revenue and net income in the near term. Various economic indicators and analysts do not predict an increase in demand for capital spending, especially within the technology sector, within the near future. The aftermath of the war in Iraq and the terrorist attacks upon the United States, as well as potential geopolitical issues in other parts of the world, also contribute to economic and political uncertainty. If customers’ buying patterns, such as decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there will be a material adverse effect on the Company’s business, financial condition and operating results.

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

Some of the Company’s newer products, such as the Sonic and PeerDirect product sets, require a higher level of development, distribution and support expenditures, on a percentage of revenue basis than the Progress product line. If revenue generated from these products becomes a greater percentage of the Company’s total revenue and if the expenses associated with these products on a percentage of revenue basis do not decrease, then the Company’s operating margins will be adversely affected.

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

Competition — The Company experiences significant competition from a variety of sources with respect to the marketing and distribution of its products. Many of the Company’s competitors have greater financial, marketing or technical resources than the Company and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than can the Company. Increased competition could make it more difficult for the Company to maintain its market presence. The marketplace for new products is intensely competitive and characterized by low barriers to entry. As a result, new competitors possessing technological, marketing or other competitive advantages may emerge and rapidly acquire market share.

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

International Operations — The Company generally derives approximately 60% of its total revenue from sales outside of North America. Because a majority of the Company’s total revenue is derived from international operations that are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company’s results of operations and financial position. There can be no assurance that the Company’s currency hedging transactions will materially reduce the effect of fluctuations in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company’s business could be adversely affected.

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

Taxation of Extraterritorial Income — The Company currently receives significant benefits from the extraterritorial income (ETI) exclusion provisions of the current U.S. tax law. The World Trade Organization (WTO) has ruled that these provisions constitute a prohibited export subsidy and that the European Union may impose trade sanctions if U.S. rules are not brought into compliance. President Bush has stated the U.S. will bring its tax laws into compliance with the WTO ruling, but the Administration and Congress have not decided on a solution for this issue. It is not possible to predict what impact the WTO decision will have on the Company’s future results pending final resolution of these matters. If the ETI exclusion is repealed and replacement legislation is not enacted, the loss of this tax benefit, which currently provides approximately a four to six absolute percentage point reduction in the Company’s effective tax rate, would have a material adverse effect on the profitability of the Company.

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

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are generally recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at August 31, 2003 was $60.4 million. There were no unrealized market value gains on such contracts at August 31, 2003. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 6% and the Company’s net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding forward contracts, which mature in ninety days or less, at August 31, 2003 where the notional amount is determined using contract exchange rates:

(In thousands)
	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate

Australian dollar	$1,322	—	1.51
Brazilian real	493	—	3.04
Euro	—	$5,300	0.88
Japanese yen	4,817	—	120.40
South African rand	485	—	7.43
UK pound	1,945	—	0.62

	$9,062	$5,300

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

     (b)  Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

31.1 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Joseph W. Alsop

31.2 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Norman R. Robertson

32.1 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

b)	Reports on Form 8-K

     On June 17th, 2003, the Company filed a report on Form 8-K, furnishing, under Item 7, a copy of a press release related to the Company’s second quarter financial results, and identifying such press release as required by Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: October 7, 2003	/s/ Joseph W. Alsop

Joseph W. Alsop
Chief Executive Officer
(Principal Executive Officer)

Dated: October 7, 2003	/s/ Norman R. Robertson

Norman R. Robertson
Senior Vice President, Finance and
Administration and Chief Financial
Officer (Principal Financial
Officer)

Dated: October 7, 2003	/s/ David H. Benton, Jr.

David H. Benton, Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)