Form 10-K
period 2003-11-30
PROGRESS SOFTWARE CORP /MA
filed 2004-02-13
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2003

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

As of May 31, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $590,600,000.

As of January 31, 2004, there were 35,672,000 common shares outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004 are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2003

PART I

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-K, and other information provided by the Company or statements made by its directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company “expects,” “estimates,” “believes,” “is planning” or “plans to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described in greater detail in Item 7 of this Form 10-K under the heading “Factors That May Affect Future Results” and include, but are not limited to, the timing of the receipt and shipment of new orders, the success of the Company’s distribution channels, the timely release of enhancements to the Company’s products, the growth rates of certain market segments, the positioning of the Company’s products in those market segments, success in the messaging and integration market, variations in the demand for professional services and product maintenance, including technical support, global economic conditions, pricing pressures and the competitive environment in the software industry, the impact of the DataDirect acquisition and any future acquisitions on the Company’s business and the Company’s ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face. The Company undertakes no obligation to update any forward-looking statements it makes.

Item 1. Business

Progress Software Corporation (PSC or the Company) develops, markets and distributes software to simplify and accelerate the development, deployment, integration and management of business applications. The mission of PSC is to deliver superior software products and services that empower partners and customers to dramatically improve their development, deployment, integration and management of quality applications worldwide. PSC seeks to achieve its mission by providing a robust set of software platforms, tools and services that simplify the process of delivering highly integrated and constantly evolving business applications that support an open, flexible and dynamic architecture. PSC’s products include development tools, databases, application servers, messaging servers, application management tools, data connectivity products and integration products for distributed and Web-based applications as well as for client/server applications.

PSC has five operating units and a supporting research and business development unit. PSC’s principal operating unit conducts business as the Progress Company and is a division of PSC. Two of the other operating units, Sonic Software Corporation and PeerDirect Corporation, address the needs of emerging markets and operate as subsidiaries of the Company. The fourth operating unit is ObjectStore, a division of PSC, providing advanced data management software for developing high performance real-time applications which require processing of large amounts of data. The fifth operating unit, DataDirect Technologies (DataDirect), was acquired in December 2003. DataDirect is a division of PSC and provides standards-based data connectivity software. . PSC Labs, a division of PSC based in Cambridge, Massachusetts, focuses on new business development, research, and strategic investments.

The Progress Company provides the Progress® OpenEdge™ platform, a set of development and deployment technologies, including the OpenEdge RDBMS, one of the leading embedded databases, that simplifies the job of building business applications. With the release of OpenEdge 10 in December 2003, certain products were combined within the product set and the entire suite was rebranded from Progress to OpenEdge. The goal of the Progress Company, in partnership with its more than 2,000 Application Partners (APs), is to enable customers to achieve a sustainable competitive advantage by delivering business solutions that simplify their operations, are fast to implement, provide one of the lowest total costs of ownership, and have unparalleled reliability.

Sonic Software Corporation delivers a distributed, standards-based, communications and integration infrastructure, built on an enterprise service bus (ESB) that integrates existing business applications and orchestrates business processes across the extended enterprise.

PeerDirect Corporation supplies technology for distributed application and database deployment and management. Its flagship product suite, PeerDirect™ Distributed Enterprise, allows companies to centrally manage distributed applications and synchronize databases. Its products can be deployed across widely distributed locations and mobile users.

ObjectStore, acquired in December 2002 as part of the acquisition of eXcelon Corporation (eXcelon), provides advanced data management software for developing real-time, high performance operational applications. ObjectStore products enable complex relationships among data elements to be modeled identically in memory and on disk, providing fast storage and retrieval of complex data structures at in-memory speeds.

In December 2003, the Company completed its cash acquisition of certain assets and subsidiaries and the assumption of certain liabilities of DataDirect Technologies Limited for approximately $87.4 million, net of cash acquired and subject to certain post-closing adjustments. DataDirect now operates as a division of PSC. Its principal products provide connectivity between software applications and databases in heterogeneous environments.

Based upon the aggregation criteria for segment reporting within consolidated financial statements, PSC had two reportable segments in fiscal 2003: Application Development & Deployment, which primarily includes the Progress Company, ObjectStore, PeerDirect and PSC Labs, and Enterprise Application Integration, which principally represents Sonic Software.

More than half of PSC’s worldwide revenue is realized through its relationships with indirect channel partners, principally APs that market applications utilizing the Company’s technology. These APs sell business applications across diverse markets such as manufacturing, distribution, financial services, retail and health care. PSC also sells software products and services directly to the business groups and Information Technology (IT) organizations of businesses and governments. PSC operates in North America, Latin America, Europe, Middle East, Africa (EMEA) and the Asia/Pacific region through local subsidiaries as well as independent distributors. Financial information relating to business segments and international operations is found in Note 11 of the Consolidated Financial Statements, in Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.

PSC Products

PSC develops, markets and distributes software for the development, deployment, integration and management of business applications. PSC provides development tools that empower developers to deliver high-quality applications. PSC delivers reliable, high-performance deployment and integration products — such as application servers, databases, ESBs and messaging servers — that are essential to the successful use of an application, result in a low total cost of ownership and extend the application’s lifecycle. The Company’s product lines are designed to continually integrate open standards while delivering high levels of performance and scalability. PSC’s products are generally licensed as perpetual licenses.

The Progress Company’s OpenEdge product suite is a flexible, reliable and comprehensive business platform whose components are designed to work together. OpenEdge 10, released in December 2003, allows developers to efficiently develop, deploy, integrate and manage critical business applications. Through a standards-based, service-oriented architecture, OpenEdge delivers flexibility that allows developers to leverage existing technology, effectively adopt new technology and connect applications with customers, partners and suppliers. The OpenEdge 10 product set consists of products such as OpenEdge Studio, WebSpeed® WorkShop, OpenEdge RDBMS, OpenEdge Application Server, Progress Fathom™, OpenEdge DataServers and others as well. OpenEdge 10 provides backward compatibility to the Company’s previous release, Progress Version 9.

Sonic Software provides the Sonic Business Integration Suite™, a standards-based, distributed infrastructure that is designed to reliably and cost-effectively connect applications and orchestrate business processes across the extended enterprise. The Sonic Business Integration Suite is built on the Sonic ESB, which was the first commercially available ESB. Sonic Software also offers SonicMQ®, a highly scalable messaging server. The ObjectStore® product set from the ObjectStore division provides a technology solution for developing reliable, high performance data management and caching support for applications. DataDirect’s primary product for standards-based database connectivity is DataDirect Connect™. PeerDirect’s primary product is PeerDirect Distributed Enterprise.

The following descriptions, organized by technology groups, provide details about the Company’s significant products:

Development Products

OpenEdge™ Studio

OpenEdge Studio provides developers with a unified, highly productive development environment for building complex distributed business applications. OpenEdge Studio presents one workbench and one set of tools for developing a range of applications from client/server models to transaction processing over the Internet. OpenEdge Studio is the development environment for the Progress® Dynamics™ application framework. OpenEdge contains Progress® AppBuilder, a central workbench providing visual tools for defining objects, laying out interfaces and linking data, and the 4GL Development System, a toolset for writing Progress applications that includes an editor, compiler, data dictionary and data administration utilities.

Progress Dynamics™

Progress Dynamics™ is the application framework of the Progress OpenEdge platform for building and deploying distributed enterprise applications. The application framework is a result of collaboration between Progress developers, consultants, and customers. Progress Dynamics derives its power from a declarative approach to application development. A repository allows developers to declare object properties and templates. This approach facilitates code re-use, streamlines updating and maintaining objects, and enables dynamic business components. The ability to dynamically generate objects during development and at run time decreases development time, eases deployment, and increases an application’s flexibility to react more quickly to market and customer demands.

WebSpeed® Workshop

WebSpeed Workshop is a solution for building and deploying highly scalable, business Web applications that process large volumes of transactions. WebSpeed WorkShop combines a visual toolset, packaged Web objects, and SpeedScript, a scripting language specially purposed for internet applications to create a productive development environment.

Sonic Stylus Studio™

Sonic Stylus Studio™ is an advanced eXtensible Mark-up Language (XML) development environment. Sonic Stylus Studio includes numerous XML-related data maps, editors and debuggers. Sonic Stylus Studio has the capability to query and update relational data using the emerging SQL/XML standard. Sonic Stylus Studio includes the XQuery Editor, a standards-based, advanced XQuery development environment.

Deployment Products

OpenEdge™ RDBMS

The OpenEdge RDBMS products are high-performance relational databases that can scale from a single-user Windows system to symmetric multiprocessing (SMP) and cache coherent non-uniform memory access (ccNUMA) systems, supporting thousands of concurrent users. In addition to offering scalability and a low total cost of ownership, the OpenEdge RDBMS products offer high availability, reliability, performance, and platform portability. OpenEdge provides flexible data storage capabilities that allow multiple clients to access the same data via Progress 4GL or SQL-92 access via Open DataBase Connectivity (ODBC) and Java DataBase Connectivity (JDBC). OpenEdge RDBMS products integrate with enterprise applications, tools and numerous third-party data management systems. The three OpenEdge RDBMS products – Enterprise, Workgroup and Personal - allow users to select a solution that satisfies their business objectives.

The OpenEdge Enterprise RDBMS is designed for large user environments and the transaction processing throughput of high volume SQL-based and Progress 4GL-based on-line transaction processing (OLTP) applications. The OpenEdge Enterprise RDBMS was developed with a flexible, multithreaded, multiserver architecture. The OpenEdge Enterprise RDBMS is a powerful, open and large-scale enterprise database that can run across multiple hardware platforms and networks. The architecture of the OpenEdge storage engine lets applications take advantage of powerful computing systems. With support for over 10,000 concurrent users and numerous terabytes of data, it provides the capacity for large-scale, high-performance computing.

The OpenEdge Workgroup RDBMS, which offers many of the same powerful capabilities as the OpenEdge Enterprise RDBMS, is designed for workgroups of two to thirty simultaneous users. This department-level solution provides high performance, multi-user support and cross-platform interoperability. The OpenEdge Workgroup RDBMS runs on a wide variety of hardware and operating system platforms. The OpenEdge Personal RDBMS is bundled with OpenEdge development tools and is suitable for deploying single-user SQL-based and 4GL-based applications and for developing, prototyping and testing applications.

OpenEdge™ Application Server

OpenEdge Application Server supports an open, component-based model for partitioning applications and enables applications to be transformed into modular elements within an integrated environment. This enables business logic to be more easily distributed and reused. OpenEdge Application Server provides open, standards-based interoperability and integration to ensure that applications can support multiple user interface and integration methodologies. OpenEdge Application Server includes WebSpeed Transaction Server which is designed for high-throughput transaction processing over the Internet.

There are two editions of OpenEdge Application Server to address varying processing needs. OpenEdge Application Server Basic Edition provides a solution for deploying simple yet dynamic business applications for some small and mid-sized businesses. OpenEdge Application Server Enterprise Edition provides an application server solution for mid-size and large businesses. The Enterprise Edition provides the foundation for delivering service-oriented architecture and next-generation integration, including Web services, SonicMQ messaging and Sonic ESB.

OpenEdge™ DataServers

OpenEdge DataServers provide developers with a transparent interface to a wide range of database management systems. These products offer full read, write, update, insert and delete capabilities to diverse data management systems and enable developers to write OpenEdge-based applications once and deploy them across numerous data sources. OpenEdge DataServers provide native access to Oracle and Microsoft SQL Server and access to range of ODBC-compliant data sources, including IBM DB2, IBM Informix On-Line and Sybase.

ObjectStore®

ObjectStore is a data management solution for enterprise e-Business, telecommunications and commercial software applications. This scalable, high-performance technology leverages its object-oriented data modeling and native support for Java® and C++ to provide the reliability, scalability and time-to-market demands required of mission-critical systems. ObjectStore provides developers with highly efficient data storage. An ObjectStore database is defined by the components’ object model. ObjectStore’s Cache-Forward™ architecture is designed to maximize the performance of an application through load balancing, cache affinity, transaction services, and overall component coordination and management. The Cache-Forward architecture creates local data caches for components from the ObjectStore server or other enterprise databases.

DataDirect Connect™

DataDirect offers DataDirect Connect for ODBC, a wire protocol ODBC driver for every major database, including DB2, Informix, OpenEdge, Oracle, SQL Server and Sybase. The wire protocol drivers eliminate the need for the database vendor’s client software. This feature makes applications easier to configure, deploy and maintain, and increases data access speeds. DataDirect Connect for JDBC is a Type 4 JDBC driver for high-performance database connectivity. DataDirect Connect for JDBC drivers support the latest database features, such as JTA (Java Transaction API). Other products from DataDirect include Connect for .NET, Connect for ADO and Connect for XML/XQuery.

Integration and Messaging Products

Sonic Business Integration Suite™

The Sonic Business Integration Suite provides a distributed service-oriented architecture that connects any number of applications to each other. The Sonic Business Integration Suite is composed of the Sonic ESB, Sonic Orchestration Server™, Sonic XML Server™, Sonic Integration Workbench™ and Adapters for the Sonic ESB™. The key component of the Sonic Business Integration Suite is the Sonic ESB, which provides an incrementally extensible method to connect applications through the distributed service-oriented architecture. The Sonic Integration Workbench provides tools, including process modeling, definitions of service interfaces and data transformation maps, for service-oriented integration projects.

Sonic ESB™

The Sonic ESB™ is an enterprise service bus that provides a new and more efficient approach to application integration. Merging service-oriented architecture, messaging, Web services and XML with a distributed deployment infrastructure, the Sonic ESB provides a cost-effective way to centrally configure, deploy, and manage services distributed across the extended enterprise. The Sonic ESB supports incremental deployment, enables companies to reuse resources from one integration project to the next, and is flexible enough to scale from project to enterprise level. Its management framework allows administrators to configure, deploy and manage large integration networks from any point in the network. Adapters for Sonic ESB improve integration efforts and lower the costs associated with maintaining data islands when used in conjunction with the Sonic ESB.

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

SonicMQ provides guaranteed message delivery and high performance through its patent-pending Dynamic Routing Architecture® (DRA). The DRA provides the ability to dynamically add numerous business partners to an e-business application. Messages are delivered across the network of brokers via a routing path that enhances performance and limits outages. SonicMQ dynamically detects all message brokers within the enterprise and across a network, including remote operations and business partners over the Internet. This architecture scales to accommodate rapidly growing intranets and extranets without the bottleneck of a central server.

Sonic Orchestration Server™

The Sonic Orchestration Server extends the intelligent routing capabilities of the ESB to facilitate the modeling, execution, and management of sophisticated business processes across the extended enterprise. The Sonic Orchestration Server leverages the extensive reach of the ESB to include any service in a coordinated and managed process.

Sonic XML Server™

The Sonic XML Server provides flexible and scalable XML processing, storage and query services throughout the ESB-enabled enterprise. Because it can be accessed as an ESB service, the Sonic XML Server is an easy-to-configure and natural way to provide a broad range of XML capabilities to integration projects. Sonic XML Server’s embedded database overcomes the performance vs. flexibility compromise associated with storing XML data in relational databases, while providing the enterprise-class capacity required to manage vast amounts of XML data.

Management Products

PeerDirect™ Distributed Enterprise

PeerDirect™ Distributed Enterprise offers patented technology for two-way, read-write replication of databases and applications, supporting companies that need to manage data across multiple sites, geographies or systems. This technology enables enterprises to effectively distribute business applications within an enterprise or to remote offices and users, improving the quality of service and system availability. Unlike products from individual vendors, PeerDirect solutions allow enterprises to share data bi-directionally between mixed environments, such as OpenEdge, Oracle, SQL Server, DB2 and open source databases.

PeerDirect Mobilized Enterprise and PeerDirect Remote Office are products in the PeerDirect Distributed Enterprise suite that leverage patented technology for application distribution and data synchronization. PeerDirect Mobilized Enterprise enables centralized control of applications and their databases, while automatically provisioning the same application on mobile computers. PeerDirect Mobilized Enterprise also provides mobile users access to a subset of the application database whether they are online or offline. PeerDirect Remote Office enables applications and associated data to be managed centrally even when deployed in remote offices. PeerDirect Remote Office includes database synchronization technology that provides integration of data from remote systems, and features embedded application management that makes installation, updates and support a centralized function.

Progress® Fathom™

Progress Fathom is a set of enterprise-class application management tools designed to increase the operational effectiveness of business systems. Progress Fathom enhances the availability and performance of Progress-based applications through system monitoring, alerting and automatic handling of corrective actions. Progress Fathom can allow customers to become more efficient, decreasing the cost of managing the OpenEdge or Progress environment while maintaining high availability and performance.

Product Development

Most of PSC’s products have been developed by its internal product development staff or the internal staffs of acquired companies. PSC believes that the features and performance of its products are competitive with those of other available development and deployment tools and that none of the current versions of its products is approaching obsolescence. However, PSC believes that significant investments in new product development and continuing enhancements of its current products will be required to enable the Company to maintain its competitive position.

PSC’s product development staff consisted of 296 employees as of November 30, 2003. Product development is primarily conducted at PSC’s offices in North America, including Bedford, Massachusetts; Cambridge, Massachusetts; Nashua, New Hampshire; and Mississauga, Ontario. In fiscal years 2003, 2002 and 2001, PSC spent $50.6 million, $42.1 million and $42.1 million, respectively, on product development, of which $0.4 million in each of fiscal years 2003 and 2001 was capitalized. No amounts were capitalized in fiscal 2002.

Customers

PSC globally markets its products primarily through APs and to direct end users, who are either business managers or IT departments in corporations and government agencies. In addition, the DataDirect, ObjectStore and Sonic product lines are also marketed to OEMs who embed and resell these products as part of an integrated solution. Sonic Software also utilizes value added resellers who resell Sonic products and services, adding value in the form of complementary product, consulting and/or support. No single customer has accounted for more than 10% of PSC’s total revenue in any of its last three fiscal years.

Application Partners

The Company’s APs cover a broad range of markets, offer an extensive library of business applications and are a source of follow-on revenue. PSC maintains on-line application catalogs and includes APs in trade shows and other marketing programs. PSC also has kept entry costs for APs low to encourage a wide variety of APs to build applications. An AP typically takes six to twelve months to develop an application. Although many of the Company’s APs have developed successful applications and have large installed customer bases, others are engaged in earlier stages of product development and marketing and may not contribute follow-on revenue to PSC for some time, if at all. However, if an AP succeeds in marketing its applications, PSC obtains follow-on revenue as the AP licenses the Company’s deployment products to allow its application to be installed and used by customers. Through the ASPen (ASP-enablement) Program, the Progress Company offers a subscription model alternative to the traditional sales model for APs who have chosen to ASP-enable their business applications.

Direct End Users

PSC licenses its products directly to corporations, government agencies and other organizations. Many end users who purchase AP applications also purchase PSC’s development tools to supplement their internal application development or purchase add-on products directly from PSC. Like APs, end user customers also license deployment products for internal applications.

Sales and Marketing

PSC sells its products through its direct sales force in the United States and in over 25 other countries and through independent distributors in over 30 countries outside North America. The sales, marketing and service groups are organized by operating company and by regions within each operating company as applicable. The Progress Company operates by region in North America, EMEA, Asia/Pacific and Latin America. Sonic Software operates by region within North America, EMEA and Japan. PSC believes that this structure allows it to maintain direct contact with and support the diverse market requirements of its customers. PSC’s international operations provide focused local marketing efforts and are able to respond directly to changes in local conditions.

Sales personnel are responsible for developing direct end user accounts, new AP accounts, assisting APs in closing major accounts and servicing existing customers. PSC actively seeks to avoid conflict between the sales efforts of its APs and the Company’s own sales efforts. PSC uses its inside sales and customer service groups to enhance its direct sales efforts and to generate new business and follow-on business from existing customers. These groups may provide evaluation copies to APs or end user organizations to help qualify them as prospective customers, and also sell additional development and deployment products to existing customers.

The marketing groups within PSC and each operating company conduct a variety of marketing programs designed to ensure a stream of market-ready products, raise general awareness of PSC and its operating companies, generate leads for the sales organization and promote the various product lines. These programs include public relations, direct mail, participation in trade shows, advertising and production of collateral literature. In fiscal 2003, the Company held three regional user conference events in the United States, Ireland and Australia.

Customer Support

PSC’s technical support staff provides telephone support to application developers and end-users. Customers may purchase maintenance services entitling them to software updates, technical support and technical bulletins. The annual fee for maintenance is generally a fixed percentage, ranging from 15% to 20% depending on the product, of the current list price of the product to be maintained. First year maintenance is not included with the Company’s products and is purchased separately. PSC provides technical support to customers primarily through its technical support centers in Bedford, Massachusetts; Rotterdam, The Netherlands; Slough, United Kingdom; and Melbourne, Australia. Local technical support for specific products is provided in certain countries, primarily in Japan.

The Progress Company launched the Progress Software Developers Network (PSDN) to deliver information, education and software resources for creating business applications with Progress technology. PSDN facilitates the exchange of technical expertise within the Progress developer community. PSDN offers Progress partners access to Progress expertise via technical white papers, live chats with experts and Web seminars.

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

PSC competes in various markets with a number of entities including database vendors offering development tools in conjunction with their database systems, such as Microsoft Corporation, Oracle Corporation and IBM Corporation, as well as numerous enterprise application integration vendors, messaging vendors and application development tools vendors. PSC believes that Oracle, Microsoft and IBM currently dominate the database market and that IBM dominates the messaging market. PSC does not believe that there is a dominant application development tools vendor or enterprise application integration vendor. Some of PSC’s competitors have greater financial, marketing or technical resources than PSC and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than can the Company. Increased competition could make it more difficult for PSC to maintain its revenue and market presence.

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

PSC seeks to protect the source code of its products as trade secrets and as unpublished copyrighted works. PSC owns nine patents covering portions of its products. PSC also owns twelve patent applications for some of its other product technologies. Where possible, PSC seeks to obtain protection of its product names and service offerings through trademark registration and other similar procedures throughout the world.

Progress, WebSpeed and ObjectStore are registered trademarks of Progress Software Corporation in the U.S. and other countries. Progress Dynamics, Fathom, Cache-Forward and OpenEdge are trademarks of Progress Software Corporation in the U.S. and other countries. SonicMQ and Dynamic Routing Architecture are registered trademarks of Sonic Software Corporation in the U.S. and other countries. Sonic ESB, Sonic Business Integration Suite, Sonic Integration Workbench, Sonic XML Server, Sonic Orchestration Server and Sonic Stylus Studio are trademarks of Sonic Software Corporation in the U.S. and other countries. PeerDirect is a trademark of PeerDirect Corporation in the U.S. and a registered trademark of PeerDirect Corporation in Canada. DataDirect Connect is a trademark of DataDirect Technologies Corp. in the U.S. and other countries. Java and all Java-based marks are trademarks or registered trademarks of Sun Microsystems, Inc. in the U.S. and other countries. Any other trademarks or trade names appearing in this Form 10-K are the property of their respective owners.

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

Employees

As of November 30, 2003, PSC had 1,391 employees worldwide, including 571 in sales and marketing, 306 in customer support and services (including manufacturing and distribution), 296 in product development and 218 in administration. None of PSC’s U.S. employees is subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in that jurisdiction. PSC has experienced no work stoppages and believes its relations with employees are good.

PSC has various equity incentive plans that permit the granting of options to eligible employees and the purchase of shares by eligible employees. The payment of cash bonuses and contributions to retirement plans is at the discretion of the compensation committee of the Board of Directors and the amounts depend on the level of attainment relative to PSC’s financial plan. These programs are designed to reward employees for performance and reduce employee turnover, although there can be no assurance that such programs will be successful.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position

Joseph W. Alsop	58	Co-Founder and Chief Executive Officer and Director

Lorne J. Cooper	47	President, PeerDirect Corporation

David G. Ireland	57	President, the Progress Company

Gregory J. O’Connor	41	President, Sonic Software Corporation

Edward M. Peters, Jr.	49	President, DataDirect Technologies

Richard D. Reidy	44	Senior Vice President, Products and Corporate Development

Norman R. Robertson	55	Senior Vice President, Finance and Administration and Chief Financial Officer

Mr. Alsop, a co-founder of PSC, has been a director and Chief Executive Officer since the Company’s inception in 1981.

Mr. Cooper joined the Company in February 2001 as President of NuSphere Corporation, a subsidiary of PSC, and became President of PeerDirect Corporation in September 2002. From November 1994 to June 2000, Mr. Cooper was employed by Sente, Inc., a computer software company, as President and Chief Executive Officer. From July 2000 to January 2001, Mr. Cooper was Vice Chairman of Sequence Design, Inc., a computer software company.

Mr. Ireland joined the Company in September 1997 as Vice President, Core Products and Services and was appointed Vice President and General Manager, Core Products and Services in March 1998, Vice President and General Manager, Worldwide Field Operations in December 1999 and President, the Progress Company in December 2000.

Mr. O’Connor was appointed Vice President, Apptivity Engineering in August 1998 and was appointed Vice President, Sonic Engineering in December 1999 and President, Sonic Software Corporation in November 2001. Mr. O’Connor joined PSC in 1992.

Mr. Peters joined the Company in December 2003 upon the completion of the acquisition of DataDirect as the President of DataDirect Technologies. From November 2001 to December 2003, Mr. Peters was President and CEO, DataDirect Technologies, Inc. From February 2001 to November 2001, Mr. Peters was Senior Vice President and General Manager – Enterprise Connectivity Division, Merant Plc, a computer software company. Prior to that, Mr. Peters was President and CEO, Cerebellum Software Corporation, a computer software company, from August 1999 to September 2000.

Mr. Reidy was appointed Vice President, Development Tools in July 1996 and was appointed Vice President, Product Development in July 1997, Vice President, Products in December 1999 and Senior Vice President, Products and Corporate Development in December 2000. Mr. Reidy joined PSC in 1985.

Mr. Robertson joined PSC in May 1996 as Vice President, Finance and Chief Financial Officer and was appointed Vice President, Finance and Administration and Chief Financial Officer in December 1997 and Senior Vice President, Finance and Administration and Chief Financial Officer in December 2000.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the Company’s website at www.progress.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information posted on the Company’s web site is not incorporated into this Annual Report.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of PSC’s shareholders during the fourth quarter of the fiscal year ended November 30, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The following table sets forth, for the periods indicated, the range of high and low trade prices for the Company’s common stock. The Company’s common stock trades on the Nasdaq National Market under the symbol PRGS.

Year Ended November 30,	2003		2002

	High	Low	High	Low

First Quarter	$15.98	$12.60	$19.76	$14.75
Second Quarter	20.43	13.76	18.45	13.11
Third Quarter	24.06	18.90	16.00	12.60
Fourth Quarter	24.00	20.33	14.79	11.50

The Company has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the near future. As of December 31, 2003, the Company’s common stock was held by approximately 6,000 shareholders of record or through nominee or street name accounts with brokers.

Information related to securities authorized for issuance under equity compensation plans is set forth under Item 12 of this report on Form 10-K.

Item 6. Selected Financial Data

The following table sets forth selected financial data regarding the Company for the last five fiscal years.

(In thousands, except per share data)

Year ended November 30,	2003	2002	2001	2000	1999

Revenue	$309,060	$273,123	$263,584	$273,080	$287,844
Income from operations	36,752	28,224	21,305	38,695	46,704
Net income	27,074	20,587	17,643	33,651	34,991
Basic earnings per share	0.79	0.58	0.50	0.94	1.01
Diluted earnings per share	0.72	0.54	0.46	0.85	0.89
Cash and short-term investments	219,131	177,193	174,516	158,106	158,665
Working capital	148,001	127,625	135,241	117,680	111,616
Total assets	367,770	290,166	299,380	278,805	256,554
Long-term debt	—	—	—	—	—
Shareholders’ equity	222,041	172,963	185,176	166,813	142,311

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company develops, markets and distributes software to simplify and accelerate the development, deployment, integration and management of business applications. The mission of the Company is to deliver software products and services that empower partners and customers to improve their development, deployment, integration and management of quality applications worldwide. The Company’s products include development tools, databases, application servers, messaging servers, application management tools and integration products for distributed and Web-based applications as well as for client/server applications. The Company, through its various operating units, markets its products globally to a broad range of organizations in manufacturing, distribution, finance, retail, healthcare, telecommunications, government and many others fields.

A significant portion of the Company’s revenue is derived from international operations. In fiscal 2003 and fiscal 2002, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the Company’s results. Prior to that, the U.S. dollar had strengthened considerably and the Company’s results were adversely affected.

In fiscal 2003, the Company had four principal operating units and a supporting research and business development unit. The first operating unit conducts business as the Progress Company and is a division of the Company. Two other operating units, Sonic Software Corporation and PeerDirect Corporation, seek to address the needs of emerging markets and operate as subsidiaries of the Company. The fourth operating unit is ObjectStore, which is also a division of the Company. PSC Labs, a division of the Company based in Cambridge, Massachusetts, focuses on new business development, research and strategic investments.

The Progress Company provides the OpenEdge™ platform, a set of development and deployment technologies, including the OpenEdge RDBMS, one of the leading embedded databases, for building business applications. Sonic Software Corporation delivers a distributed, standards-based, communications and integration infrastructure, built on an ESB that integrates existing business applications and orchestrates business processes across the extended enterprise. PeerDirect Corporation is a supplier of technology for distributed application deployment and management. Its flagship product suite, PeerDirect™ Distributed Enterprise, allows companies to centrally manage distributed applications with synchronized databases deployed across widely distributed locations.

In December 2002, the Company completed its acquisition of eXcelon for approximately $24 million in cash. eXcelon had two principal product groups: object-oriented data management products marketed under the ObjectStore brand and XML technology-based products. The ObjectStore division of PSC manages the data management products. The XML-related products and functions were combined with Sonic Software.

In December 2003, the Company completed its cash acquisition of certain assets and subsidiaries and the assumption of certain liabilities of DataDirect Technologies Limited for approximately $87.4 million, net of cash acquired and subject to certain post-closing adjustments. DataDirect will operate as a division of PSC. Its principal products provide connectivity between applications and data sources in heterogeneous environments.

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

Deferred Income Taxes — The Company had a net deferred tax asset of $25.2 million at November 30, 2003. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If the Company were to change its assumptions or otherwise determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of Total Revenue			Period-to-Period Change

				2003	2002
				Compared	Compared
Year Ended November 30,	2003	2002	2001	to 2002	to 2001

Revenue:
Software licenses	35%	34%	36%	17%	(2)%
Maintenance and services	65	66	64	11	7

Total revenue	100	100	100	13	4

Costs and expenses:
Cost of software licenses	3	4	4	(15)	1
Cost of maintenance and services	17	21	22	(8)	0
Sales and marketing	41	39	39	20	2
Product development	16	15	16	19	1
General and administrative	11	11	11	14	2
In-process research and development	0	—	—	*	—

Total costs and expenses	88	90	92	11	1

Income from operations	12	10	8	30	32
Other income (expense), net	1	1	2	62	(72)

Income before provision for income taxes	13	11	10	32	15
Provision for income taxes	4	3	3	32	11

Net income	9%	8%	7%	32%	17%

*     not meaningful

Fiscal 2003 Compared to Fiscal 2002

The Company’s total revenue increased 13% from $273.1 million in fiscal 2002 to $309.1 million in fiscal 2003. Total revenue would have increased by 5% in fiscal 2003 if exchange rates had been constant in fiscal 2003 as compared to the exchange rates in effect in fiscal 2002.

Total revenue derived from the Sonic product line, including the XML-based products acquired as part of the eXcelon acquisition, increased from $15.0 million in fiscal 2002 to $23.0 million in fiscal 2003. Revenue from the ObjectStore product line, acquired as part of the eXcelon acquisition, totaled $13.5 million in fiscal 2003. Revenue from the PeerDirect product line in each period was not significant.

Software license revenue increased 17% from $93.5 million in fiscal 2002 to $109.7 million in fiscal 2003. Software license revenue would have increased by 10% in fiscal 2003 if exchange rates had been constant in fiscal 2003 as compared to the exchange rates in effect in fiscal 2002. The increase in software license revenue in fiscal 2003 was due to an increase in revenue from sales to direct end users and, to a lesser extent, Application Partners (APs), companies that have written software applications utilizing PSC technology and that resell the Company’s products in conjunction with the sale of their applications. Software license revenue from the Progress product set increased year over year, primarily within the database product and other deployment and management products. Software license revenue also increased from new products, such as the Sonic product line, as well as from ObjectStore.

Maintenance and services revenue increased 11% from $179.7 million in fiscal 2002 to $199.4 million in fiscal 2003. Maintenance and services revenue would have increased by 3% in fiscal 2003 if exchange rates had been constant in fiscal 2003 as compared to the exchange rates in effect in fiscal 2002. The increase in maintenance and services revenue was the result of growth in the Company’s installed customer base and renewal of maintenance contracts, partially offset by a decline in services revenue. The decline in services revenue was primarily the result of decreases in consulting revenue in EMEA and the Latin America region due to fewer projects as a result of economic conditions and a slower overall market for professional services. Education revenue also decreased in fiscal 2003 as compared to fiscal 2002.

Total revenue generated in markets outside North America increased 15% from $163.3 million in fiscal 2002 to $187.0 million in fiscal 2003 and represented 61% of total revenue in fiscal 2003 as compared to 60% of total revenue in fiscal 2002. The increase was the result of higher revenue from EMEA and Asia Pacific, partially offset by a continued decline in revenue from Latin America in fiscal 2003. The decrease in this region was due to an overall market slowdown in the purchase of packaged applications, especially in the government sector in various countries within Latin America. Total revenue generated in markets outside North America as a percentage of total revenue in fiscal 2003 would have been 58% if exchange rates had been constant in fiscal 2003 as compared to the exchange rates in effect in fiscal 2002.

The Company is planning for total revenue growth in fiscal 2004 in the mid to high single digits from existing businesses and expects total reported revenue to show an increase of around 15% with the addition of DataDirect. This revenue expectation is based on a number of assumptions, including the continued success of the Company’s APs, improvement in the Company’s ability to generate new business in end user accounts, the Company’s ability to successfully integrate the products and personnel from DataDirect, continued high growth from the Company’s new product sets, especially the Sonic product line, and no significant strengthening of the U.S. dollar against currencies from which the Company derives a significant portion of its business. There can be no assurance, however, that the Company will be successful in achieving its forecasts and plans or that other factors will not negatively impact its revenue.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses decreased 15% from $10.8 million in fiscal 2002 to $9.2 million in fiscal 2003 and decreased as a percentage of software license revenue from 12% to 8%. The dollar and percentage decreases were primarily due to lower royalty expense for products and technologies licensed from third parties and lower amortization expense from previously capitalized software costs. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative mix of products sold in each period. The Company expects costs of software licenses to range from 8% to 10% of the related software license revenue in a given period.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased 8% from $56.9 million in fiscal 2002 to $52.6 million in fiscal 2003 and decreased as a percentage of maintenance and services revenue from 32% to 26%. The maintenance and services revenue margin improvement was due to a change in the mix of maintenance and services revenue. Maintenance revenue, which has a substantially higher margin than professional services revenue, represented a greater proportion of the total maintenance and services revenue in fiscal 2003. The dollar decrease was due to lower usage of third-party contractors for service engagements, partially offset by increased headcount-related expenses primarily in technical support assumed in the acquisition of eXcelon. The Company increased its technical support, education and consulting staff by 8% from the end of fiscal 2002 to the end of fiscal 2003.

Sales and marketing expenses increased 20% from $105.1 million in fiscal 2002 to $125.9 million in fiscal 2003 and increased as a percentage of total revenue from 39% to 41%. The dollar and percentage increases in sales and marketing expenses were due to the addition of sales and marketing personnel and related expenses assumed in the acquisition of eXcelon, as well as an increase in the level of discretionary marketing spending for trade shows, advertising campaigns, lead generation, direct mail solicitations and other events. Expenses also increased in fiscal 2003 due to year-over-year changes in exchange rates as a significant percentage of sales and marketing expenses are incurred outside of North America. The Company increased its sales, sales support and marketing staff by 4% from the end of fiscal 2002 to the end of fiscal 2003.

Product development expenses increased 19% from $42.1 million in fiscal 2002 to $50.2 million in fiscal 2003 and increased as a percentage of total revenue from 15% to 16%. The dollar and percentage increases were primarily due to the addition of development personnel for the ObjectStore and XML product groups from the eXcelon acquisition. The major product development efforts in fiscal 2003 primarily related to the development and enhancement of the next release of the OpenEdge platform, the Company’s principal product line, a new release of ObjectStore and new products such as SonicESB, SonicMQ, Dynamics, Fathom and PeerDirect Replication Engine. The Company increased its product development staff by 19% from the end of fiscal 2002 to the end of fiscal 2003.

The Company capitalized $0.4 million of software development costs in fiscal 2003 and none in fiscal 2002 in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The amount capitalized in fiscal 2003 represented 1% of total product development costs that year. Capitalized software costs are amortized over the estimated life of the product (generally four years) in an amount equal to the greater of the amount computed using the ratio of current revenue to total expected revenue in the product’s life or the amount computed using the straight-line method. Amounts amortized are included in cost of software licenses.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 14% from $30.0 million in fiscal 2002 to $34.2 million in fiscal 2003, but remained the same percentage of total revenue at 11%. General and administrative expenses increased primarily due to higher headcount-related costs, the impact of changes in exchange rates and an increase in amortization expense from acquired intangible assets. The expense increase in fiscal 2003 also was due to transition and integration costs associated with the acquisition of eXcelon. The Company increased its administrative staff by 5% from the end of fiscal 2002 to the end of fiscal 2003.

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

Income from operations increased as a percentage of total revenue from 10% in fiscal 2002 to 12% in fiscal 2003. The dollar increase and the increase in operating income as a percentage of revenue were primarily due to higher revenue during the year, partially offset by continued investment in new business opportunities such as Sonic Software and PeerDirect. In addition, the Company’s total headcount increased throughout fiscal 2003, primarily due to the personnel acquired from eXcelon. If the Company is able to meet its forecasted revenue target and expenses occur as planned, the Company expects operating income as a percentage of revenue to be between 13% and 14% in fiscal 2004, excluding the impact of any one-time, acquisition-related charges related to DataDirect.

Other income increased 62% from $1.2 million in fiscal 2002 to $1.9 million in fiscal 2003. Excluding a noncash impairment charge of $1.0 million related to the Company’s investment in a related party, EasyAsk, Inc., in fiscal 2002, the Company’s other income would have decreased 12% primarily due to lower interest income earned on cash balances, partially offset by lower foreign exchange transaction losses. The decrease in interest income was due to lower interest rates. The Company expects its interest income to be lower in fiscal 2004 as compared to fiscal 2003 due to the reduction in the Company’s cash balances as a result of the acquisition of DataDirect in December 2003.

The Company’s effective tax rate was 30% in each of fiscal 2002 and fiscal 2003. See Note 9 of Notes to Consolidated Financial Statements. The Company expects its effective tax rate to remain at approximately 30% in fiscal 2004. This expected effective tax rate assumes no significant changes in the current tax laws. In particular, the U.S. government is considering alternatives to the extraterritorial income exclusion rules, which currently provide a five to six absolute percentage point reduction in the Company’s effective tax rate.

Fiscal 2002 Compared to Fiscal 2001

The Company’s total revenue increased 4% from $263.6 million in fiscal 2001 to $273.1 million in fiscal 2002. Total revenue would have increased by 3% in fiscal 2002 if exchange rates had been constant in fiscal 2002 as compared to the exchange rates in effect in fiscal 2001.

Total revenue derived from the Sonic product line was $15.0 million in fiscal 2002 as compared to $8.0 million in fiscal 2001. The Sonic product line revenue in fiscal 2002 included the recognition of $1.8 million of deferred license revenue related to the expiration of one contract signed in a previous year. Revenue from the PeerDirect product line in each period was not significant.

Software license revenue decreased 2% from $95.3 million in fiscal 2001 to $93.5 million in fiscal 2002. The decrease in software license revenue in fiscal 2002 was primarily due to a decline in demand from end-user customers, partially offset by an increase in revenue through APs. Software license revenue from development products and from most deployment products decreased year over year. Partially offsetting the decline in license revenue from these product groups was a significant increase in license revenue from the Sonic product line, which represented slightly over 10% of total software license revenue.

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

Product development expenses increased 1% from $41.7 million in fiscal 2001 to $42.1 million in fiscal 2002, but decreased as a percentage of total revenue from 16% to 15%. The dollar increase was primarily due to the absence of capitalized software costs in fiscal 2002 as compared to fiscal 2001 as a result of the timing and stage of development of projects that would qualify for capitalization under the Company’s software capitalization policy. The major product development efforts in fiscal 2002 primarily related to the development and enhancement of new products such as SonicESB, SonicMQ, Dynamics, Fathom, the PeerDirect Replication Engine and the next release of Progress, the Company’s principal product line. Headcount-related expense savings in fiscal 2002 were offset by higher average compensation. The Company capitalized $0.4 million of software development costs in fiscal 2001 and none in fiscal 2002. The Company decreased its product development staff by 5% from the end of fiscal 2001 to the end of fiscal 2002.

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

Income from operations increased as a percentage of total revenue from 8% in fiscal 2001 to 10% in fiscal 2002. The dollar increase and the increase in operating income as a percentage of revenue were primarily due to higher revenue during the year, partially offset by continued investment in new business opportunities such as Sonic Software and PeerDirect. In addition, the Company’s total headcount decreased throughout fiscal 2002, primarily due to attrition. However, operating expenses did not decrease proportionately due to increases in non-headcount related items and higher average compensation.

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

The Company’s effective tax rate was 30% in fiscal 2002 as compared to 31% in fiscal 2001. See Note 9 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

At the end of fiscal 2003, the Company’s cash and short-term investments totaled $219.1 million. The increase of $42 million since the end of fiscal 2002 resulted from cash generated from operations and proceeds from stock issuances under the stock purchase plan and exercises of stock options, partially offset by the acquisition of eXcelon, common stock repurchases and capital expenditures.

In fiscal years 2003, 2002 and 2001, the Company generated $57.7 million, $44.4 million and $31.5 million, respectively, in cash from operations. The increase in cash generated from operations in fiscal 2003 from fiscal 2002 was due to higher net income and an increase in deferred revenue, primarily the result of increased billings for maintenance. The increase in cash generated from operations in fiscal 2002 from fiscal 2001 was due to higher net income, lower accounts receivable and the timing of payments related to accounts payable and other accrued liabilities.

Accounts receivable increased by $3.4 million in fiscal 2003 primarily due to higher revenue, partially offset by improved collections. As a result, accounts receivable days sales outstanding decreased to 57 days at the end of fiscal 2003, as compared to 61 days and 70 days at the end of fiscal years 2002 and 2001, respectively.

In fiscal years 2003, 2002 and 2001, the Company purchased $7.1 million, $6.8 million and $8.5 million, respectively, of property and equipment. The amounts in each fiscal year consisted primarily of computer equipment, software and property and leasehold improvements. The Company financed these purchases primarily from cash generated from operations.

In fiscal years 2003, 2002 and 2001, the Company purchased and retired 686,237 shares, 3,386,676 shares and 832,398 shares, respectively, of its common stock for $12.1 million, $45.1 million and $11.5 million. Since beginning its stock repurchase program in 1996, the Company has purchased and retired 17,611,761 shares at a cost of $177.8 million.

In September 2003, the Board of Directors authorized, for the period from October 1, 2003 through September 30, 2004, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times when the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans. At November 30, 2003, substantially all such shares of common stock remained available for repurchase under this authorization.

On December 23, 2003, the Company, through a wholly owned subsidiary, acquired substantially all of the assets and certain subsidiaries and assumed certain liabilities of DataDirect Technologies Limited, a private company incorporated under the laws of Ireland, for an aggregate purchase price of approximately $87.4 million, net of cash acquired and subject to certain post-closing adjustments. DataDirect Technologies is a provider of standards-based software for data connectivity. The acquisition will be accounted for as a purchase, and accordingly, the results of operations of DataDirect Technologies will be included in the Company’s operating results from the date of acquisition. The purchase price was paid in cash from available funds.

In December 2002, the Company completed its acquisition of eXcelon, a provider of data management software. The acquisition was accounted for as a purchase, and accordingly, the results of operations of eXcelon are included in the Company’s operating results from the date of acquisition. The acquisition was structured as a merger of a wholly owned subsidiary of the Company with and into eXcelon. Pursuant to the terms of the acquisition, each outstanding share of eXcelon common stock was converted into the right to receive $3.19 in cash, without interest. In addition, as a result of the acquisition, holders of outstanding options to purchase eXcelon common stock with an exercise price of less than $3.19 per share were entitled to receive a cash payment equal to the number of shares of eXcelon common stock subject to such option multiplied by the amount by which $3.19 exceeded the exercise price per share of such option. The aggregate purchase price of approximately $33.7 million included $9.1 million for facilities closures and employee severance and $0.7 million for direct transaction costs.

In October 2001, the Company, through a wholly owned subsidiary, acquired certain assets of PeerDirect, Inc., a developer of a heterogeneous database replication system, for $2.0 million in cash. The acquisition was accounted for as a purchase, and accordingly, the results of operations with respect to the purchased assets are included in the Company’s operating results from the date of acquisition.

In June 2001, the Company, through a wholly owned subsidiary, acquired certain assets of Allegrix, Inc., an application service infrastructure provider, for $2.5 million, including $2.2 million in cash and the assumption of $0.3 million of liabilities. The acquisition was accounted for as a purchase, and accordingly, the results of operations with respect to the purchased assets are included in the Company’s operating results from the date of acquisition.

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

The Company has no long-term debt. The Company believes that existing cash balances together with funds generated from operations will be sufficient to finance the Company’s operations and meet its foreseeable cash requirements (including planned capital expenditures, lease commitments, potential cash acquisitions and other long-term obligations) through at least the next twelve months.

Off-Balance Sheet Arrangements

The Company’s only significant off-balance sheet arrangements relate to operating lease obligations. Future annual minimum rental lease payments are detailed in Note 10 of the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (FIN 46). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company does not have any investments in or contractual relationships or other business relationships with any variable interest entity and therefore the adoption did not have any impact on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). This statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of SFAS 149 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not use such instruments in its share repurchase program. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. Adoption of SFAS 150 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Factors That May Affect Future Results

The Company operates in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond the Company’s control. The following discussion highlights some of these risks.

Fluctuations in Revenue and Quarterly Results - The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors. Some of these factors include changes in demand for the Company’s products, introduction, enhancement or announcement of products by the Company and its competitors, market acceptance of new products, the growth rates of certain market segments including enterprise application integration and messaging, size and timing of significant orders, budgeting cycles of customers, mix of distribution channels, mix of products and services sold, mix of international and North American revenues, fluctuations in currency exchange rates, changes in the level of operating expenses, changes in the Company’s sales incentive plans, customer order deferrals in anticipation of new products announced by the Company or its competitors and general economic conditions in regions in which the Company conducts business. Revenue forecasting is uncertain, in large part, because the Company generally ships its products shortly after receipt of orders. Most of the Company’s expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in the Company’s revenue, or failure to achieve the anticipated rate of growth, would have a material adverse effect on the profitability of the Company.

Global Economic and Political Conditions - The global economic and political environment and the current business climate are likely to impact the Company’s revenue and net income in the near term. Political instability and armed conflict in various regions of the world also contribute to economic uncertainty. If customers’ buying patterns, such as decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there will be a material adverse effect on the Company’s business, financial condition and operating results.

Products - Ongoing enhancements to the Company’s various product sets will be required to enable the Company to maintain its competitive position. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Failure to develop enhancements that meet market needs in a timely manner could have a material adverse effect on the Company’s business, financial condition and operating results.

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

The Company has derived most of its revenue from its core product line, OpenEdge, and other products that complement OpenEdge and are generally licensed only in conjunction with OpenEdge. Accordingly, the Company’s future results depend on continued market acceptance of OpenEdge and any factor adversely affecting the market for OpenEdge could have a material adverse effect on the Company’s business, financial condition and operating results.

Some of the Company’s newer products, such as the Sonic and PeerDirect product sets, require a higher level of development, distribution and support expenditures, on a percentage of revenue basis than the OpenEdge or DataDirect product lines. If revenue generated from these products becomes a greater percentage of the Company’s total revenue and if the expenses associated with these products on a percentage of revenue basis do not decrease, then the Company’s operating margins will be adversely affected.

Future Acquisitions - As part of its business strategy, the Company has made and expects to continue to make acquisitions of businesses or investments in companies that offer complementary products, services and technologies, such as the recently completed acquisition of DataDirect. Such acquisitions or investments involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from the Company’s ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on the Company’s business, financial condition and operating results. Consideration paid for future acquisitions, if any, could include stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

Distribution Channels and New Markets - Future results also depend upon the Company’s continued successful distribution of its products through its AP and OEM channels and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. APs utilize technology from the Company to create their applications and resell the Company’s products along with their own applications. OEMs embed the Company’s products within their software product or technology device. Any adverse effect on the APs’ or OEMs’ businesses related to competition, pricing and other factors could also have a material adverse effect on the Company’s business, financial condition and operating results.

Sonic Software is currently developing and enhancing the Sonic product set and other new products and services. The market for enterprise application integration, Web services, messaging products and other Internet business-to-business products is highly competitive. Many potential customers have made significant investments in proprietary or internally developed systems and would incur significant costs in switching to the Sonic product set or other third-party products. Global e-commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. There can be no assurance that the Company’s products will be successful in penetrating these evolving markets.

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

International Operations - The Company typically generates approximately 60% of its total revenue from sales outside of North America. Because a majority of the Company’s total revenue is derived from international operations that are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company’s results of operations and financial position. In the past year, the U.S. dollar has been significantly weaker than in the previous few years against most major foreign currencies, which has positively affected the Company’s revenue and results of operations. This trend may not continue. There can be no assurance that the Company’s currency hedging transactions will materially reduce the effect of fluctuations in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company’s business could be adversely affected.

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

Taxation of Extraterritorial Income - The Company currently receives significant benefits from the extraterritorial income (ETI) exclusion provisions of the current U.S. tax law. The World Trade Organization (WTO) has ruled that these provisions constitute a prohibited export subsidy and that the European Union may impose trade sanctions if U.S. rules are not brought into compliance. President Bush has stated the U.S. will bring its tax laws into compliance with the WTO ruling, but the Administration and Congress have not decided on a solution for this issue. It is not possible to predict what impact the WTO decision will have on the Company’s future results pending final resolution of these matters. If the ETI exclusion is repealed and replacement legislation providing similar benefit is not enacted, the loss of this tax benefit, which currently provides approximately a five to six absolute percentage point reduction in the Company’s effective tax rate, would have a material adverse effect on the profitability of the Company.

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

In addition, litigation may be necessary in the future to enforce the Company’s intellectual property rights, to protect the Company’s trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. Although the Company believes that its products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future or that any such claims will not be successful. Such litigation could result in substantial costs and diversion of resources, whether or not the Company ultimately prevails on the merits, and could have a material adverse effect on the Company’s business, financial condition and operating results. Such litigation could also result in the Company being prohibited from selling one or more of its products or cause reluctance by potential customers to purchase the Company’s products.

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

Exposure to market rate risk for changes in interest rates relates to the Company’s investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high-quality issuers and has policies limiting, among other things, the amount of credit exposure to any one issuer. The Company limits default risk by purchasing only investment-grade securities. The Company’s investments have an average remaining maturity of less than two years and are primarily fixed-rate instruments. In addition, the Company has classified all its debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial.

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are generally recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at November 30, 2003 was $76.2 million.

Unrealized market value gains on such contracts were immaterial at November 30, 2003. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 6% and the Company’s net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2003 where the notional amount is determined using contract exchange rates:

(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	for U.S. Dollars	for Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	$1,291	—	1.39
Brazilian real	432	—	3.01
Euro	—	$7,800	0.85
Japanese yen	5,482	—	109.45
South African rand	848	—	6.61
U.K. pound	4,092	—	0.59

	$12,145	$7,800

*expressed as local currency unit per U.S. dollar

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

To the Board of Directors and Shareholders of Progress Software Corporation:

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and its subsidiaries as of November 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and its subsidiaries as of November 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 12, 2004

Consolidated Financial Statements

Consolidated Balance Sheets

(In thousands, except share data)

November 30,	2003	2002

Assets
Current assets:
Cash and equivalents	$152,117	$117,425
Short-term investments	67,014	59,768
Accounts receivable (less allowances of $8,561 in 2003 and $7,763 in 2002)	52,065	48,676
Other current assets	11,942	10,102
Deferred income taxes	10,592	8,857

Total current assets	293,730	244,828

Property and equipment, net	35,572	34,045
Intangible assets, net	7,217	887
Goodwill	14,313	4,013
Deferred income taxes	14,654	4,433
Other assets	2,284	1,960

Total	$367,770	$290,166

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,593	$9,717
Accrued compensation and related taxes	28,773	21,788
Income taxes payable	5,001	6,785
Other accrued liabilities	17,748	12,509
Deferred revenue	82,614	66,404

Total current liabilities	145,729	117,203

Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none
Common stock, $.01 par value, and additional paid-in capital; authorized, 100,000,000 shares; issued and outstanding, 35,238,895 in 2003 and 33,401,133 shares in 2002	53,102	27,743
Retained earnings, including accumulated other comprehensive loss of $1,825 in 2003 and $2,256 in 2002	168,939	145,220

Total shareholders’ equity	222,041	172,963

Total	$367,770	$290,166

See notes to consolidated financial statements.

Consolidated Statements of Operations

(In thousands, except per share data)

Year Ended November 30,	2003	2002	2001

Revenue:
Software licenses	$109,666	$93,468	$95,253
Maintenance and services	199,394	179,655	168,331

Total revenue	309,060	273,123	263,584

Costs and expenses:
Cost of software licenses	9,173	10,751	10,612
Cost of maintenance and services	52,599	56,934	57,016
Sales and marketing	125,934	105,068	103,434
Product development	50,243	42,113	41,732
General and administrative	34,159	30,033	29,485
In-process research and development	200	—	—

Total costs and expenses	272,308	244,899	242,279

Income from operations	36,752	28,224	21,305

Other income (expense):
Interest income	3,617	4,672	6,656
Foreign currency loss	(1,433)	(2,559)	(2,385)
Investment impairment charge	—	(1,000)	—
Other income (expense)	(259)	73	(8)

Total other income, net	1,925	1,186	4,263

Income before provision for income taxes	38,677	29,410	25,568
Provision for income taxes	11,603	8,823	7,925

Net income	$27,074	$20,587	$17,643

Earnings per share:
Basic	$0.79	$0.58	$0.50
Diluted	$0.72	$0.54	$0.46

Weighted average shares outstanding:
Basic	34,217	35,419	35,447
Diluted	37,554	38,132	38,425

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands)

Year Ended November 30,	2003	2002	2001

Common stock and additional paid-in capital:
Balance, beginning of year	$27,743	$42,382	$38,082
Exercise of employee stock options	23,209	6,411	6,926
Issuance of stock under the ESPP	3,496	2,946	2,779
Repurchase of common stock	(8,330)	(26,516)	(7,434)
Issuance of stock in subsidiaries	56	67	—
Tax benefit from stock plans	6,928	2,453	2,029

Balance, end of year	53,102	27,743	42,382

Retained earnings:
Balance, beginning of year	145,220	142,794	128,731

Net income	27,074	20,587	17,643
Other comprehensive income:
Unrealized gains (losses) on investments, net of tax	(254)	(124)	819
Translation adjustments, net of tax	685	588	(374)

Comprehensive income	27,505	21,051	18,088
Repurchase of common stock	(3,786)	(18,625)	(4,025)

Balance, end of year	168,939	145,220	142,794

Total shareholders’ equity	$222,041	$172,963	$185,176

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Year Ended November 30,	2003	2002	2001

Cash flows from operating activities:
Net income	$27,074	$20,587	$17,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,389	9,981	10,139
Allowances for accounts receivable	1,725	2,589	1,632
Amortization of capitalized software costs	318	828	1,078
Amortization of intangible assets	2,290	500	923
Deferred income taxes	(1,905)	51	(818)
In-process research and development	200	—	—
Investment impairment charge	—	1,000	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,233	5,193	(5,962)
Other current assets	1,400	968	1,859
Accounts payable and accrued expenses	2,708	2,410	828
Income taxes payable	5,533	835	663
Deferred revenue	4,715	(530)	3,525

Net cash provided by operating activities	57,680	44,412	31,510

Cash flows from investing activities:
Purchases of investments available for sale	(36,646)	(30,523)	(38,737)
Maturities of investments available for sale	29,147	36,808	40,761
Purchase of property and equipment	(7,134)	(6,776)	(8,518)
Capitalized software costs	(400)	—	(393)
Acquisitions, net of cash acquired	(24,255)	—	(4,150)
Decrease (increase) in other noncurrent assets	(463)	(785)	195

Net cash used for investing activities	(39,751)	(1,276)	(10,842)

Cash flows from financing activities:
Proceeds from issuance of common stock	26,761	9,424	9,705
Repurchase of common stock	(12,116)	(45,141)	(11,459)

Net cash provided by (used for) financing activities	14,645	(35,717)	(1,754)

Effect of exchange rate changes on cash	2,118	1,669	(1,299)

Net increase in cash and equivalents	34,692	9,088	17,615
Cash and equivalents, beginning of year	117,425	108,337	90,722

Cash and equivalents, end of year	$152,117	$117,425	$108,337

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Nature of Business and Summary of Significant Accounting Policies

The Company

Progress Software Corporation (the Company) is a global supplier of software and services for the development, deployment, integration and management of business applications deployed in a distributed, Web-based or client/server environment. The Company develops, markets and distributes its products to business, industry and governments worldwide. The Company also provides consulting, education and technical support services.

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

Revenue Recognition

Revenue is recognized when earned. Software license revenue is recognized upon shipment of the product provided that the license fee is fixed and determinable, persuasive evidence of an arrangement exists and collection is probable. The Company does not license its software with a right of return and generally does not license its software with conditions of acceptance. If an arrangement does contain conditions of acceptance, recognition of the revenue is deferred until the acceptance criteria are met or the period of acceptance has passed. The Company generally recognizes revenue for products distributed through application partners and distributors when sold through to the end user.

Software licenses are generally sold with maintenance services and, in some cases, also with consulting services. For the undelivered elements, vendor-specific objective evidence (VSOE) of fair value is determined to be the price charged when the undelivered element is sold separately. VSOE for maintenance sold in connection with a software license is determined based on the amount that will be separately charged for the maintenance renewal period. VSOE for consulting services is determined by reference to the amount charged for similar engagements when a software license sale is not involved.

Revenue from software licenses sold together with maintenance and/or consulting services is generally recognized upon shipment using the residual method, provided that the above criteria have been met. If VSOE of fair value for the undelivered elements cannot be established, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered or if the only undelivered element is maintenance, then the entire fee is recognized ratably. If payment of the software license fees is dependent upon the performance of consulting services or the consulting services are essential to the functionality of the licensed software, then both the software license and consulting fees are recognized under the percentage-of-completion method of contract accounting.

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

Supplemental Cash Flow Information

In fiscal years 2003, 2002 and 2001, the Company paid $8.0 million, $8.1 million and $9.0 million in income taxes, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets or the remaining terms of leases, whichever is shorter. Useful lives by major asset class are as follows: computer equipment and software, three to five years; buildings and improvements, five to thirty-nine years; and furniture and fixtures, five to seven years.

Capitalization of Software Costs

The Company capitalizes certain internally generated software development costs after technological feasibility of the product has been established. Such costs are amortized over the estimated life of the product (generally four years) in an amount equal to the greater of the amount computed using the ratio of current revenue to total expected revenue in the product’s life or the amount computed using the straight-line method. The Company periodically compares the unamortized costs of capitalized software to the expected future revenues for the products. If the unamortized costs exceed the expected future net realizable value, the excess amount is written off. Capitalized software costs, included in other assets, totaled $0.6 million and $0.5 million (net of accumulated amortization of $12.8 million and $12.5 million, respectively) at November 30, 2003 and 2002, respectively.

Goodwill, Other Intangible Assets and Long-lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. For purposes of the annual impairment test, goodwill of $11.3 million has been assigned to the Application Development and Deployment operating segment and $3.0 million has been assigned to the Enterprise Application Integration operating segment.

Prior to December 1, 2001, the Company amortized goodwill over five to seven years and amortized other intangible assets, such as purchased software and capitalized software, over four to five years. Effective December 1, 2001 with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company no longer amortizes goodwill or other intangible assets with indefinite useful lives. Instead, these assets are evaluated for impairment annually. To conduct these tests of goodwill and indefinite-lived intangible assets, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair values of its reporting units using discounted cash flow valuation models and third-party valuation reports.

Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software, capitalized software and customer lists). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Investment in Related Party

The Company holds a minority interest in EasyAsk, Inc., a privately-held software company whose chairman is a member of the Board of Directors of the Company. The Company regularly monitors the carrying value of its investment in EasyAsk. The investment was carried at $0.3 million at November 30, 2003 and is included in other assets. During fiscal 2002, the Company recorded an impairment charge of $1.0 million related to this investment.

Stock-Based Compensation Plans

At November 30, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation.

(In thousands, except per share data)

Year Ended November 30,	2003	2002	2001

Net income, as reported	$27,074	$20,587	$17,643
Less: stock based compensation expense determined under fair value method for all awards, net of tax	(8,294)	(7,565)	(6,346)

Pro forma net income	$18,780	$13,022	$11,297

Earnings per share:
Basic, as reported	$0.79	$0.58	$0.50

Basic, pro forma	$0.55	$0.37	$0.32

Diluted, as reported	$0.72	$0.54	$0.46

Diluted, pro forma	$0.50	$0.34	$0.29

Income Taxes

The Company provides for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from depreciation, accruals, deferred revenue, capitalized software costs, tax loss carryforwards and allowances for accounts receivable. No provision for U.S. income taxes has been made for the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be principally offset by foreign tax credits. Cumulative undistributed foreign earnings were approximately $25.4 million at November 30, 2003.

Comprehensive Income

The components of comprehensive income include unrealized gains and losses on investments and foreign currency translation adjustments. Accumulated foreign currency translation losses (net of taxes of approximately $1.0 million and $1.2 million at November 30 , 2003 and 2002, respectively) were approximately $2.1 million and $2.8 million at November 30, 2003 and 2002, respectively. Accumulated unrealized gains on short-term investments (net of taxes of approximately $0.1 million and $0.3 million at November 30, 2003 and 2002, respectively) were approximately $0.3 million and $0.6 million at November 30, 2003 and 2002, respectively.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (FIN 46). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company does not have any investments in or contractual relationships or other business relationships with any variable interest entity and therefore the adoption did not have any impact on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). This statement is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of SFAS 149 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not use such instruments in its share repurchase program. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. Adoption of SFAS 150 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 2: Cash and Short-Term Investments

A summary of the Company’s investments available for sale by major security type (including $89.9 million classified as cash equivalents) at November 30, 2003 was as follows:

(In thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value

Corporate debt securities	$92,201	—	—	$92,201
State and municipal obligations	56,134	$400	$(52)	56,482
U.S. government obligations	8,122	149	—	8,271

Total	$156,457	$549	$(52)	$156,954

The fair value of debt securities at November 30, 2003, by contractual maturity, was as follows:

(In thousands)

Due in one year or less	$113,847
Due after one year	43,107

Total	$156,954

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

Note 3: Derivative Instruments

All derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized immediately in earnings.

The Company uses derivative instruments to manage exposures to fluctuations in the value of foreign currencies. Certain forecasted transactions and assets are exposed to foreign currency risk. The Company’s objective for holding derivatives is to eliminate or reduce the impact of these exposures. The Company periodically monitors its foreign currency exposures to enhance the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the euro, British pound, and Australian dollar. Options used to hedge a portion of forecasted international intercompany revenue for up to one year in the future are designated as cash flow hedging instruments. Forward contracts not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. The notional principal amount of outstanding foreign exchange option contracts at November 30, 2003 was $76.2 million. Unrealized market value gains on such contracts were immaterial at November 30, 2003. Major U.S. multinational banks are counterparties to the option contracts.

For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for fiscal years 2003, 2002 and 2001. In fiscal years 2003, 2002 and 2001, foreign currency loss included a net loss of $0.8 million, $0.9 million and $0.8 million, respectively, for changes in the time value of options designated as cash flow hedges.

The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2003 where the notional amount is determined using contract exchange rates:

(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	$1,291	—	1.39
Brazilian real	432	—	3.01
Euro	—	$7,800	0.85
Japanese yen	5,482	—	109.45
South African rand	848	—	6.61
U.K. pound	4,092	—	0.59

	$12,145	$7,800

*     expressed as local currency unit per U.S. dollar

Note 4: Property and Equipment

Property and equipment consisted of the following:

(In thousands)

November 30,	2003	2002

Computer equipment and software	$75,121	$66,052
Land, building and leasehold improvements	32,380	30,303
Furniture and fixtures	9,438	8,033

Total	116,939	104,388
Less accumulated depreciation and amortization	81,367	70,343

Property and equipment, net	$35,572	$34,045

Note 5: Intangible Assets and Goodwill

Intangible assets were composed of the following significant classes at November 30, 2003:

(In thousands)

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Purchased technology	$5,310	$2,218	$3,092
Customer-related and other	5,307	1,182	4,125

Total	$10,617	$3,400	$7,217

At November 30, 2002, accumulated amortization of other acquired intangible assets, which are all subject to amortization and were composed primarily of purchased technology, totaled $1.1 million.

Intangible assets are being amortized with no expected residual value. Amortization expense related to these intangible assets was $2.3 million, $0.5 million and $0.9 million in fiscal 2003, 2002 and 2001, respectively. Amortization expense is estimated to be approximately $2.1 million, $1.9 million, $1.4 million, $1.4 million and $0.4 million in fiscal years 2004, 2005, 2006, 2007 and 2008, respectively.

During fiscal 2003, $9.4 million was added to goodwill as a result of the acquisition of eXcelon. In addition, the change in the carrying amount of goodwill from November 30, 2002 to November 30, 2003 was due to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies. No goodwill was acquired in fiscal 2002. During fiscal 2003 and 2002, no goodwill was impaired or written-off.

Net income for fiscal 2001, if adjusted to exclude goodwill amortization expense, net of taxes, would have increased by $0.5 million to $18.1 million and diluted earnings per share would have been $0.47.

Note 6: Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share for each fiscal year:

(In thousands, except per share data)

Year Ended November 30,	2003	2002	2001

Net income	$27,074	$20,587	$17,643

Weighted average shares outstanding	34,217	35,419	35,447
Dilutive impact from outstanding stock options	3,337	2,713	2,978

Diluted weighted average shares outstanding	37,554	38,132	38,425

Basic earnings per share	$0.79	$0.58	$0.50

Diluted earnings per share	$0.72	$0.54	$0.46

Approximately 383,000, 2,460,000 and 871,000 weighted average outstanding stock options were excluded from the calculation of diluted earnings per share in fiscal years 2003, 2002 and 2001, respectively, because these options were anti-dilutive. However, these options could be dilutive in the future.

Note 7: Shareholders’ Equity

Preferred Stock

The Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. At November 30, 2003, the Board of Directors had not authorized any series of preferred stock.

Common Stock

A summary of share activity is as follows:

(In thousands)

Year Ended November 30,	2003	2002	2001

Beginning balance	33,401	35,621	35,315
Shares issued	2,524	1,167	1,138
Shares repurchased	(686)	(3,387)	(832)

Ending balance	35,239	33,401	35,621

Common Stock Repurchases

In fiscal years 2003, 2002 and 2001, the Company purchased and retired 686,237 shares, 3,386,676 shares and 832,398 shares, respectively, of its common stock for $12.1 million, $45.1 million and $11.5 million, respectively. Since beginning its stock repurchase program in 1996, the Company has purchased and retired 17,611,761 shares at a cost of $177.8 million.

In September 2003, the Board of Directors authorized, for the period from October 1, 2003 through September 30, 2004, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times when the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans. At November 30, 2003, substantially all such shares of common stock remained available for repurchase under this authorization.

Stock Options

The Company has three shareholder-approved stock option plans: the 1992 Incentive and Nonqualified Stock Option Plan (1992 Plan), the 1994 Stock Incentive Plan (1994 Plan) and the 1997 Stock Incentive Plan (1997 Plan). These plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. The 1992 Plan terminated in fiscal 2002 and no further awards may be granted under it, but existing awards remain outstanding in accordance with their terms. Awards under the 1994 and 1997 Plans may include stock options (both incentive and nonqualified), grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than incentive and nonqualified stock options have been granted under the foregoing plans. A total of 19,540,000 shares are issuable under these plans, of which 1,257,000 shares were available for grant at November 30, 2003.

In June 2002, the Board of Directors approved and adopted the 2002 Nonqualified Stock Plan (2002 Plan), for which the approval of shareholders was not required. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than nonqualified stock options have been granted under the 2002 Plan. A total of 6,500,000 shares are issuable under the 2002 Plan, of which 2,340,000 shares were available for grant at November 30, 2003.

A summary of stock option activity under all plans is as follows:

(In thousands, except per share data)

		Weighted Average
	Number	Exercise Price
	Of Shares	Per Share

Options outstanding, December 1, 2000	8,532	$9.95
Granted	3,265	13.00
Exercised	(898)	7.71
Canceled	(869)	13.09

Options outstanding, November 30, 2001	10,030	10.88
Granted	3,050	13.30
Exercised	(906)	7.07
Canceled	(625)	13.48

Options outstanding, November 30, 2002	11,549	11.67
Granted	3,129	18.42
Exercised	(2,201)	10.55
Canceled	(657)	13.49

Options outstanding, November 30, 2003	11,820	$13.57

For various exercise price ranges, characteristics of outstanding and exercisable stock options at November 30, 2003 were as follows:

(Number of shares in thousands)

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Number of	Average
Exercise Price:	Shares	Life (in years)	Exercise Price	Shares	Exercise Price

$4.50-7.23	1,734	2.62	$6.23	1,729	$6.23
9.00-12.94	2,862	6.29	12.07	2,022	11.89
13.00-16.87	5,111	8.60	13.78	1,602	13.56
19.09-21.86	2,113	8.91	21.10	682	20.17

$4.50-21.86	11,820	7.22	$13.57	6,035	$11.65

At the end of fiscal years 2002 and 2001, the Company had 6,109,000 shares and 4,900,000 shares subject to exercisable options, respectively, with weighted average exercise prices of $10.28 and $8.97 per share, respectively.

Employee Stock Purchase Plan

The 1991 Employee Stock Purchase Plan (ESPP), as amended in April 2001 and April 1998, permits eligible employees to purchase up to a maximum of 2,300,000 shares of common stock of the Company at 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. During fiscal years 2003, 2002 and 2001, 323,046 shares, 260,942 shares and 240,047 shares, respectively, were issued with weighted average purchase prices of $10.82, $11.29 and $11.57 per share, respectively, under the ESPP. At November 30, 2003, approximately 389,000 shares were available and reserved for issuance under the ESPP.

Subsidiary Options Plan

Sonic Software Corporation and PeerDirect Corporation, wholly-owned subsidiaries of the Company, have separate stock option plans for their employees. Options under these plans are granted at fair value based on valuation reports from an independent appraiser. The options vest over four years and have terms of ten years. These options are exercisable for stock of the respective subsidiary, and are not exercisable for or convertible into the Company’s shares. The total number of common shares that may be granted under each of these stock option plans represents approximately 20% of the fully-diluted shares of each subsidiary. For PeerDirect Corporation, no options under the plan have been exercised as of November 30, 2003. For Sonic Software Corporation, options representing less than 1% of the outstanding shares of Sonic Software Corporation have been exercised at a total cost of approximately $0.1 million at November 30, 2003. The exercise of stock options by employees results in the creation of minority interest in the subsidiaries. Such amounts were immaterial at November 30, 2003.

Pro Forma Disclosures

The pro forma disclosures are required to be determined as if the Company had accounted for its stock-based compensation arrangements under the fair value method of SFAS 123. The fair value of options and ESPP shares granted in fiscal years 2003, 2002 and 2001 reported below has been estimated at the date of grant using the Black-Scholes option valuation model with the following ranges of assumptions:

Year Ended November 30,	2003	2002	2001

Stock Purchase Plan:
Expected volatility	31.7-34.5%	32.9-57.9%	35.9-57.8%
Risk-free interest rate	1.0-1.6%	1.8-6.0%	2.4-5.6%
Expected life in years	0.9	1.6	0.9
Expected dividend yield	None	None	None
Stock Options:
Expected volatility	31.4-46.8%	46.8-49.5%	50.2-50.3%
Risk-free interest rate	1.3-3.8%	3.5-4.6%	4.2-5.1%
Expected life in years	6.5	6.5	6.0
Expected dividend yield	None	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2003, 2002 and 2001 was $9.28, $7.51 and $7.35 per share, respectively. The weighted average estimated fair value for shares issued under the ESPP in fiscal years 2003, 2002 and 2001 was $4.18, $6.68 and $5.66 per share, respectively. For purposes of the pro forma disclosure in Note 1, the estimated fair value of options is amortized to expense over the vesting period.

Note 8: Retirement Plan

The Company maintains a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $3.5 million, $2.8 million and $1.9 million for fiscal years 2003, 2002 and 2001, respectively.

Note 9: Income Taxes

The components of pretax income were as follows:

(In thousands)

Year Ended November 30,	2003	2002	2001

United States	$31,962	$25,754	$16,540
Non-U.S.	6,715	3,656	9,028

Total	$38,677	$29,410	$25,568

The provisions for income taxes were comprised of the following:

(In thousands)

Year Ended November 30,	2003	2002	2001

Current:
Federal	$8,240	$5,860	$2,585
State	1,796	923	1,510
Foreign	3,472	1,989	4,648

Total current	13,508	8,772	8,743

Deferred:
Federal	(1,367)	56	140
State	(271)	12	28
Foreign	(267)	(17)	(986)

Total deferred	(1,905)	51	(818)

Total	$11,603	$8,823	$7,925

The tax effects of significant items comprising the Company’s deferred taxes were as follows:

(In thousands)

November 30,	2003	2002

Deferred tax assets:
Accounts receivable	3,112	3,074
Depreciation and amortization	168	3,134
Capitalized research costs	4,801	—
Other current assets	673	711
Accrued compensation	739	537
Deferred revenue	972	979
Tax loss carryforwards	9,745	1,166
Accrued liabilities and other	5,485	3,852

Total deferred tax assets	25,695	13,453

Valuation allowance	(449)	(163)

Total	$25,246	$13,290

The valuation allowance primarily applies to net operating loss carryforwards in certain foreign jurisdictions where realization is not assured. The change in the valuation allowance of $(0.3) million, $0.3 million and $0.3 million in fiscal years 2003, 2002 and 2001, respectively, primarily related to the utilization or creation of tax loss carryforwards.

The Company has net operating loss carryforwards of $21.9 million expiring on various dates through 2022 and $3.7 million that may be carried forward indefinitely. The increase in net operating loss carryforwards in fiscal 2003 was primarily due to amounts acquired as part of the acquisition of eXcelon.

A reconciliation of the U.S. federal statutory rate to the effective tax rate was as follows:

Year Ended November 30,	2003	2002	2001

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differences	1.5	2.7	1.7
Extraterritorial income exclusion	(5.1)	(5.6)	(5.2)
State income taxes, net	2.6	2.1	5.0
Research credits	(2.5)	(1.2)	(1.3)
Tax-exempt interest	(1.8)	(3.4)	(4.6)
Other	0.3	0.4	0.4

Total	30.0%	30.0%	31.0%

The Company currently receives significant benefits from the extraterritorial income exclusion (ETI) provisions of the current U.S. tax law. The World Trade Organization has ruled that these provisions constitute a prohibited export subsidy. If the ETI exclusion is repealed and replacement legislation is not enacted, the loss of this tax benefit, which currently provides approximately a five to six absolute percentage point reduction in the Company’s effective tax rate, would have a material adverse effect on the profitability of the Company.

Note 10: Commitments and Contingencies

Leasing Arrangements

The Company leases certain facilities and equipment under noncancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2003:

(In thousands)

2004	$11,611
2005	7,995
2006	3,717
2007	1,938
2008	867
Thereafter	589

Total	$26,717

Total rent expense under operating lease arrangements was approximately $8.0 million, $7.2 million and $7.2 million in fiscal years 2003, 2002 and 2001.

Guarantees and Indemnification Obligations

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee and requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the Company’s licensing agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to the Company’s products. Other agreements provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by the Company or its subcontractors. Historically, the Company’s costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

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

Note 11: Business Segments and International Operations

During the periods presented, the Company conducted business through four principal operating units and a supporting research and business development unit. The first operating unit conducts business as the Progress Company and provides the OpenEdge platform, a set of development and deployment technologies, which includes the OpenEdge RDBMS, for building business applications. The second operating unit, Sonic Software Corporation, is a provider of standards-based integration products and services. The third operating unit, PeerDirect, provides technology for managing distributed applications and synchronizing databases. The fourth operating unit, ObjectStore, acquired as part of the acquisition of eXcelon Corporation in December 2002, provides advanced data management software for developing real-time applications. PSC Labs has responsibility for research and new business development activities.

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods.

Based upon the aggregation criteria for segment reporting, the Company has two reportable segments: Application Development & Deployment, which primarily includes the Progress Company, ObjectStore, PeerDirect and PSC Labs, and Enterprise Application Integration, which includes Sonic Software and certain Sonic-related international sales and marketing functions within the Progress Company. The Company does not internally report its assets, capital expenditures, interest income or provision for income taxes by segment.

The following table sets forth the Company’s revenue and income from operations from the Company’s reportable segments for fiscal years 2003, 2002 and 2001:

(In thousands)

	Application	Enterprise
	Development &	Application
	Deployment	Integration	Eliminations	Total

Fiscal 2003:
Revenue	$293,294	$19,440	$(3,674)	$309,060
Income (loss) from operations	$64,072	$(23,646)	$(3,674)	$36,752
Fiscal 2002:
Revenue	$263,837	$11,457	$(2,171)	$273,123
Income (loss) from operations	$47,843	$(17,448)	$(2,171)	$28,224
Fiscal 2001:
Revenue	$259,571	$5,286	$(1,273)	$263,584
Income (loss) from operations	$43,466	$(20,888)	$(1,273)	$21,305

Amounts included under Eliminations represent intersegment sales. Total revenue from the Sonic product line, generated by both segments, was $23.0 million, $15.0 million and $8.0 million in fiscal years 2003, 2002 and 2001, respectively.

The Company’s revenues are derived from licensing its products, and from related services, which consist of maintenance and consulting and education. Information relating to product and service revenue from external customers is as follows:

(In thousands)

Year Ended November 30,	2003	2002	2001

Licenses	$109,666	$93,468	$95,253
Maintenance	160,626	134,827	118,628
Consulting and education	38,768	44,828	49,703

Total	$309,060	$273,123	$263,584

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

(In thousands)

Year Ended November 30,	2003	2002	2001

North America	$122,046	$109,821	$104,984
EMEA	153,345	130,368	121,255
Latin America	14,716	17,386	21,173
Asia Pacific	18,953	15,548	16,172

Total	$309,060	$273,123	$263,584

Revenue from the United Kingdom totaled $45.9 million, $37.8 million and $32.9 million for fiscal years 2003, 2002 and 2001, respectively. No other country outside of the United States exceeded 10% of the Company’s consolidated total revenue in any year presented. Long-lived assets totaled $32.5 million, $31.3 million and $35.0 million in the United States and $5.4 million, $5.0 million and $6.0 million outside of the United States for fiscal years 2003, 2002 and 2001, respectively. No individual country outside of the United States exceeded 10% of the Company’s consolidated long-lived assets.

Note 12: Business Combinations

On December 19, 2002, the Company completed its acquisition of eXcelon Corporation (eXcelon), a provider of data management software. The acquisition was accounted for as a purchase, and accordingly, the results of operations of eXcelon are included in the Company’s operating results from the date of acquisition. The acquisition was structured as a merger of a wholly owned subsidiary of the Company with and into eXcelon. Pursuant to the terms of the acquisition, each outstanding share of eXcelon common stock was converted into the right to receive $3.19 in cash, without interest. In addition, as a result of the acquisition, holders of outstanding options to purchase eXcelon common stock with an exercise price of less than $3.19 per share were entitled to receive a cash payment equal to the number of shares of eXcelon common stock subject to such option multiplied by the amount by which $3.19 exceeded the exercise price per share of such option. The aggregate purchase price of approximately $33.8 million included $9.1 million for facilities closures and employee severance and $0.7 million for direct transaction costs.

Acquired in-process research and development (IPR&D) of $0.2 million was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. The Company used an independent appraiser to calculate the amounts allocated to assets and liabilities acquired including intangible assets, primarily customer-related and purchased technology, and IPR&D. The allocation of the purchase price was as follows:

(In thousands, except share data)

	Total	Life (in years)

Assets and liabilities, including cash	$5,762
Deferred income taxes	10,276
Intangible assets	8,100	1 to 6 years
Goodwill	9,417
In-process research and development	200

Total purchase price	33,755
Less: cash acquired	(9,200)
Less: cash paid for 94,425 shares of eXcelon owned by PSC	(300)

Net cash paid	$24,255

The following table sets forth unaudited, supplemental, pro forma financial information that assumes the acquisition was completed at the beginning of the earliest period presented. The information for the twelve months ended November 30, 2002 includes the historical results of the Company for fiscal 2002 and the historical results of eXcelon for the twelve-month period ended September 30, 2002, and the information for the twelve months ended November 30, 2001 includes the historical results of the Company for fiscal 2001 and the historical results of eXcelon for the twelve-month period ended September 30, 2001, due to different fiscal period ends. The pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition and decreased interest income related to cash paid for the acquisition purchase price, which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

(In thousands, except per share data)

Year Ended November 30,	2002	2001

Pro forma revenue	$314,946	$314,890
Pro forma net loss	$(61,067)	$(14,980)
Pro forma diluted loss per share	$(1.72)	$(0.42)

The net loss of eXcelon for the twelve-month period ended September 30, 2002 included an impairment charge of $54.4 million for goodwill from a previous acquisition.

In connection with the acquisition of eXcelon, the Company established a reserve for exit costs related to facilities closures and related costs and employee severance. Activity during fiscal 2003 was as follows:

(In thousands)

	Facilities Closures	Employee Severance
	and Related Costs	and Related Benefits	Total

Balance, December 1, 2002	—	—	—
Establishment of reserve on date of acquisition	$6,955	$2,140	$9,095
Cash disbursements	(2,580)	(2,140)	(4,720)

Balance, November 30, 2003	$4,375	$—	$4,375

In October 2001, the Company, through a wholly owned subsidiary, acquired certain assets of PeerDirect, Inc., a developer of a heterogeneous database replication system, for $2.0 million in cash. The acquisition was accounted for as a purchase, and accordingly the results of operations with respect to the purchased assets are included in the Company’s operating results from the date of acquisition. The allocation of the purchase price included $1.4 million to goodwill and $0.6 million to purchased technology.

In June 2001, the Company, through a wholly owned subsidiary, acquired certain assets of Allegrix, Inc., an application service infrastructure provider, for $2.5 million, consisting of $2.2 million in cash and the assumption of $0.3 million of liabilities. The acquisition was accounted for as a purchase, and accordingly, the results of operations with respect to the purchased assets are included in the Company’s operating results from the date of acquisition. The allocation of the purchase price included $1.4 million to property and equipment, $1.0 million to goodwill and $0.1 million to accounts receivable and other current assets.

If the acquisitions of PeerDirect, Inc. and Allegrix, Inc. had been made at the beginning of fiscal 2001, the effect on the consolidated financial statements would not have been significant.

13: Subsequent Event

On December 23, 2003, the Company, through a wholly owned subsidiary, acquired substantially all of the assets and certain subsidiaries and assumed certain liabilities of DataDirect Technologies Limited, a private company incorporated under the laws of Ireland, for an aggregate purchase price of approximately $87.4 million, net of cash acquired and subject to certain post-closing adjustments. DataDirect Technologies is a provider of standards-based software for data connectivity. The acquisition will be accounted for as a purchase, and accordingly, the results of operations of DataDirect Technologies will be included in the Company’s operating results from the date of acquisition. The purchase price was paid in cash from available funds.

Selected Quarterly Financial Data (unaudited):

(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003:
Revenue	$71,822	$77,550	$77,695	$81,993
Gross profit	56,379	62,326	62,509	66,074
Income from operations	5,262	9,165	10,063	12,262
Net income	4,238	6,690	7,329	8,817
Diluted earnings per share	0.12	0.18	0.19	0.23
2002:
Revenue	$64,478	$67,559	$68,983	$72,103
Gross profit	47,351	50,590	52,332	55,165
Income from operations	3,267	8,418	7,322	9,217
Net income	2,461	5,762	5,486	6,878
Diluted earnings per share	0.06	0.15	0.14	0.19

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended November 30, 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding executive officers set forth under the caption “Executive Officers of the Registrant” in Item 1 of this Annual Report is incorporated herein by reference.

The information regarding directors set forth under the caption “Election of Directors” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after November 30, 2003, is incorporated herein by reference.

The information regarding the Company’s code of ethics and audit committee set forth under the caption “Board of Directors and Committees of the Board” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004, which will be filed with the SEC not later than 120 days after November 30, 2003, is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “Executive Compensation” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004, which will be filed with the SEC not later than 120 days after November 30, 2003, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “Security Ownership of Certain Holders and Management” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004, which will be filed with the SEC not later than 120 days after November 30, 2003, is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2003 is as follows:

(In thousands, except per share data)

	Number of	Weighted-average	Number of
	Securities to be	Exercise	Securities
	Issued Upon	Price of	Remaining
	Exercise of	Outstanding	Available
	Outstanding	Options,	For
	Options, Warrants	Warrants	Future
Plan Category	and Rights	and Rights	Issuance

Equity compensation plans approved by shareholders	7,960	$12.24	1,257
Equity compensation plans not approved by shareholders	3,860	16.31	2,340

Total	11,820	$13.57	3,597

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

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004, which will be filed with the SEC not later than 120 days after November 30, 2003, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Principal Accounting Fees and Services” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004, which will be filed with the SEC not later than 120 days after November 30, 2003, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements

The financial statements are set forth under Item 8 of this report on Form 10-K.

(b) Reports on Form 8-K

On September 16th, 2003, the Company filed a report on Form 8-K, furnishing, under Item 7, a copy of a press release related to the Company’s third-quarter financial results and identifying such press release as required by Item 12.

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

2.1	Agreement and Plan of Merger Among Progress Software Corporation, Chopin Merger Sub, Inc. and eXcelon Corporation (1)

2.2	Purchase Agreement Dated as of December 5, 2003 By and Among Progress Software Corporation, Diamond Acquisition Corp. and DataDirect Technologies Limited (2)

3.1	Restated Articles of Organization of the Company (3)

3.1.1	Articles of Amendment to Restated Articles of Organization filed on January 19, 1995 (4)

3.1.2	Articles of Amendment to Restated Articles of Organization filed on November 17, 1997 (5)

3.1.3	Articles of Amendment to Restated Articles of Organization filed on May 6, 1999 (6)

3.1.4	Articles of Amendment to Restated Articles of Organization filed on June 17, 2000 (7)

3.2	By-Laws of the Company, as amended and restated (8)

4.1	Specimen certificate for the Common Stock of the Company (9)

10.1	Amended and Restated 1984 Incentive Stock Option Plan (10)

10.2	1991 Employee Stock Purchase Plan, as amended (11)

10.3	1992 Incentive and Nonqualified Stock Option Plan (12)

10.4	1994 Stock Incentive Plan (13)

10.5	1993 Directors’ Stock Option Plan (14)

10.6	1997 Stock Incentive Plan, as amended (15)

10.7	Employee Retention and Motivation Agreement executed by each of the Executive Officers (16)

10.8	First amendment to Employee Retention and Motivation Agreement executed by each of the Executive Officers (17)

10.9	2002 Nonqualified Stock Plan (18)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – Joseph W. Alsop

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 1 of Schedule 13D filed October 28, 2002.

(2)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed January 7, 2004

(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

(4)	Incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

(5)	Incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

(6)	Incorporated by reference to Exhibit 3.1.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

(7)	Incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

(8)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

(9)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 33-41223, as amended.

(10)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 33-41223, as amended.

(11)	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998.

(12)	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(13)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(14)	Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(15)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

(16)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

(17)	Incorporated by reference to Exhibit 10.10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1999.

(18)	Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002.

(d) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February, 2004.

PROGRESS SOFTWARE CORPORATION

By: /s/ JOSEPH W. ALSOP

Joseph W. Alsop
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. ALSOP Joseph W. Alsop	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2004

/s/ NORMAN R. ROBERTSON Norman R. Robertson	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	February 12, 2004

/s/ DAVID H. BENTON, JR. David H. Benton, Jr.	Vice President and Corporate Controller (Principal Accounting Officer)	February 12, 2004

/s/ LARRY R. HARRIS Larry R. Harris	Director	February 12, 2004

/s/ ROGER J. HEINEN, JR. Roger J. Heinen, Jr.	Director	February 12, 2004

/s/ MICHAEL L. MARK Michael L. Mark	Director	February 12, 2004

/s/ SCOTT A. MCGREGOR Scott A. McGregor	Director	February 12, 2004

/s/ AMRAM RASIEL Amram Rasiel	Director	February 12, 2004