Form 10-Q
period 2004-02-29
PROGRESS SOFTWARE CORP /MA
filed 2004-04-06
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 29, 2004

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

As of April 2, 2004, there were 36,027,000 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	February 29,	November 30,
	2004	2003
Assets
Current assets:
Cash and equivalents	$91,628	$152,117
Short-term investments	57,159	67,014
Accounts receivable, net	66,112	52,065
Other current assets	25,539	22,534

Total current assets	240,438	293,730

Property and equipment, net	36,123	35,572
Acquired intangible assets, net	42,222	7,217
Goodwill	60,861	14,313
Other assets	17,205	16,938

Total	$396,849	$367,770

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,314	$11,593
Accrued compensation and related taxes	23,056	28,773
Income taxes payable	2,980	5,001
Other accrued liabilities	19,688	17,748
Deferred revenue	105,972	82,614

Total current liabilities	163,010	145,729

Commitments and contingent liabilities
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 35,795 shares in 2004 and 35,239 shares in 2003	60,616	53,102
Retained earnings, including accumulated other comprehensive loss of $1,781 in 2004 and $1,825 in 2003	173,223	168,939

Total shareholders’ equity	233,839	222,041

Total	$396,849	$367,770

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended
	Feb 29, 2004	Feb 28, 2003
Revenue:
Software licenses	$33,895	$25,454
Maintenance and services	52,480	46,368

Total revenue	86,375	71,822

Costs and expenses:
Cost of software licenses	2,592	2,163
Cost of maintenance and services	12,826	13,117
Sales and marketing	36,180	29,231
Product development	14,609	12,458
General and administrative	9,676	8,913
Amortization of acquired intangibles	1,559	478
In-process research and development	2,600	200

Total costs and expenses	80,042	66,560

Income from operations	6,333	5,262

Other income (expense):
Interest income and other	771	911
Foreign currency losses	(379)	(119)

Total other income, net	392	792

Income before provision for income taxes	6,725	6,054
Provision for income taxes	2,085	1,816

Net income	$4,640	$4,238

Earnings per share:
Basic	$0.13	$0.13
Diluted	$0.12	$0.12

Weighted average shares outstanding:
Basic	35,644	33,411
Diluted	38,955	35,576

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	Feb 29, 2004	Feb 28, 2003
Cash flows from operating activities:
Net income	$4,640	$4,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,970	2,667
In-process research and development	2,600	200
Deferred income taxes and other	232	267
Changes in operating assets and liabilities:
Accounts receivable, net	(5,580)	4,055
Other current assets	316	913
Accounts payable and accrued expenses	(9,271)	(2,001)
Income taxes payable	(399)	(2,551)
Deferred revenue	16,815	10,176

Net cash provided by operating activities	13,323	17,964

Cash flows from investing activities:
Purchases of investments available for sale	(1,601)	(2,756)
Maturities of investments available for sale	11,609	3,582
Purchases of property and equipment	(2,071)	(1,066)
Acquisitions, net of cash acquired	(87,520)	(25,164)
Increase in other non-current assets	(343)	(569)

Net cash used for investing activities	(79,926)	(25,973)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,206	2,633
Repurchase of common stock	(1,028)	(3,331)

Net cash provided by (used for) financing activities	5,178	(698)

Effect of exchange rate changes on cash	936	979

Net decrease in cash and equivalents	(60,489)	(7,728)
Cash and equivalents, beginning of period	152,117	117,425

Cash and equivalents, end of period	$91,628	$109,697

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Progress Software Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

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

Certain amounts from the prior year have been reclassified to conform to the current year presentation.

Note 2: Stock-based Compensation

The Company accounts for stock-based compensation cost using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost is recognized for stock options granted to employees at fair market value.

Had the Company recognized compensation expense for its stock option and purchase plans based on the fair value for awards under those plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” pro forma net income and pro forma earnings per share would have been as follows:

(In thousands, except per share data)

Three Months Ended	Feb 29, 2004	Feb 28, 2003
Net income, as reported	$4,640	$4,238
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	2,253	1,889

Pro forma net income	$2,387	$2,349

Earnings per share:
Basic, as reported	$0.13	$0.13

Basic, pro forma	$0.07	$0.07

Diluted, as reported	$0.12	$0.12

Diluted, pro forma	$0.06	$0.07

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

Note 5: Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)

Three Months Ended	Feb 29, 2004	Feb 28, 2003
Net income	$4,640	$4,238

Weighted average shares outstanding	35,644	33,411
Dilutive impact from outstanding stock options	3,311	2,165

Diluted weighted average shares outstanding	38,955	35,576

Basic earnings per share	$0.13	$0.13

Diluted earnings per share	$0.12	$0.12

Approximately 771,000 outstanding stock options were excluded from the calculation of diluted earnings per share in the three months ended February 28, 2003 because these options were anti-dilutive.

Note 6: Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses, net of tax, and unrealized gains and losses on investments, net of tax, that have been excluded from net income and reflected instead in shareholders’ equity. The following table sets forth the calculation of comprehensive income on an interim basis:

(In thousands)

Three Months Ended	Feb 29, 2004	Feb 28, 2003
Net income	$4,640	$4,238
Foreign currency translation adjustments	216	529
Unrealized losses on foreign exchange hedging contracts	(325)	—
Unrealized holding gains on investments	153	130

Total comprehensive income	$4,684	$4,897

Note 7: Segment Information

The Company conducts business through five operating units and a supporting research and business development unit. The Company’s principal operating unit conducts business as the Progress Company and is a division of THE COMPANY. Two of the other operating units, Sonic Software Corporation and PeerDirect Corporation, address the needs of emerging markets and operate as subsidiaries of the Company. The fourth operating unit is ObjectStore, a division of the Company, providing data management software for developing applications which require processing of large amounts of data. The fifth operating unit, DataDirect Technologies (DataDirect), was acquired in December 2003. DataDirect is a division of the Company and provides standards-based data connectivity software. PSC Labs, a division of the Company based in Cambridge, Massachusetts, focuses on new business development, research, and strategic investments.

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods.

Based upon the aggregation criteria for segment reporting, the Company has two reportable segments: Application Development & Deployment, which primarily includes the Progress Company, DataDirect, ObjectStore, PeerDirect and PSC Labs, and Enterprise Application Integration, which primarily includes Sonic Software. The Company does not internally report its assets, capital expenditures, interest income or provision for income taxes by segment.

The following table sets forth revenue and income from operations from the Company’s reportable segments on an interim basis:

(In thousands)

	Application	Enterprise
	Development &	Application
Three Months Ended:	Deployment	Integration	Eliminations	Total
February 29, 2004:
Revenue	$81,657	$5,580	$(862)	$86,375
Income (loss) from operations	$14,247	$(7,052)	$(862)	$6,333
February 28, 2003:
Revenue	$68,890	$3,864	$(932)	$71,822
Income (loss) from operations	$12,235	$(6,041)	$(932)	$5,262

Amounts included under Eliminations represent intersegment sales. Total revenue from the Sonic product line, generated by both segments, was $6.1 million in the first three months of fiscal 2004 as compared to $4.6 million in the first three months of fiscal 2003.

Note 8: Acquisition of DataDirect Technologies

On December 23, 2003, the Company, through a wholly owned subsidiary, acquired substantially all of the assets and certain subsidiaries and assumed certain liabilities of DataDirect Technologies Limited, a private company incorporated under the laws of Ireland, for an aggregate purchase price of approximately $87.5 million, net of cash acquired and subject to certain post-closing adjustments. The aggregate purchase price included $0.7 million of direct transaction costs. DataDirect is a provider of standards-based software for data connectivity. The Company acquired DataDirect in order to expand its business. The acquisition was accounted for as a purchase, and accordingly, the results of operations of DataDirect are included in the Company’s operating results from the date of acquisition. The purchase price was paid in cash from available funds.

Acquired in-process research and development (“IPR&D”) of $2.6 million was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. The Company used an independent appraiser to calculate the amounts allocated to assets and liabilities acquired including intangible assets and IPR&D. The preliminary allocation of the purchase price as of February 29, 2004 was as follows:

(In thousands)

	Total	Life (in years)
Assets and liabilities, including cash	$7,538
Acquired intangible assets	36,570	1 to 10 years
Goodwill	46,624
In-process research and development	2,600

Total purchase price	93,332
Less: cash acquired	(5,812)

Net cash paid	$87,520

The following table sets forth supplemental pro forma financial information that assumes the acquisition was completed at the beginning of the earliest period presented. The information for the three months ended February 28, 2003 includes the historical results of the Company for the quarter ended February 28, 2003 and the historical results of DataDirect Technologies for the three month period ended January 31, 2003 due to different fiscal period ends. The pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, a reduction in interest expense related to bank loans of DataDirect and decreased interest income related to cash paid for the acquisition purchase price, which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had occurred on the date indicated, or that may result in the future.

(In thousands, except per share data)

Three Months Ended February 28,	2003
Pro forma revenue	$83,645
Pro forma net income	$5,577
Pro forma diluted earnings per share	$0.16

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

Overview

The Company develops, markets and distributes software to simplify and accelerate the development, deployment, integration and management of business applications. The mission of the Company is to deliver software products and services that empower partners and customers to improve their development, deployment, integration and management of quality applications worldwide. The Company’s products include development tools, databases, application servers, messaging servers, application management tools, data connectivity products and integration products for distributed and Web-based applications as well as for client/server applications. The Company, through its various operating units, markets its products globally to a broad range of organizations in manufacturing, distribution, finance, retail, healthcare, telecommunications, government and many other fields.

A significant portion of the Company’s revenue is derived from international operations. In the first quarter of fiscal 2004 as well as in fiscal years 2003 and 2002, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the Company’s results. Prior to that, the U.S. dollar had strengthened considerably and the Company’s results were adversely affected.

The Company conducts business through five operating units and a supporting research and business development unit. The Company’s principal operating unit conducts business as the Progress Company and is a division of THE COMPANY. Two of the other operating units, Sonic Software Corporation and PeerDirect Corporation, address the needs of emerging markets and operate as subsidiaries of the Company. The fourth operating unit is ObjectStore, a division of the Company, providing data management software for developing applications which require processing of large amounts of data. The fifth operating unit, DataDirect Technologies (DataDirect), was acquired in December 2003. DataDirect is a division of the Company and provides standards-based data connectivity software. PSC Labs, a division of the Company based in Cambridge, Massachusetts, focuses on new business development, research, and strategic investments.

The Progress Company provides the OpenEdge™ platform, a set of development and deployment technologies, including the OpenEdge RDBMS, one of the leading embedded databases, for building business applications. Sonic Software Corporation delivers a distributed, standards-based communications and integration infrastructure, built on an enterprise service bus that integrates existing business applications and orchestrates business processes across the extended enterprise. PeerDirect Corporation is a supplier of technology for distributed application deployment and management. Its flagship product suite, PeerDirect™ Distributed Enterprise, allows companies to centrally manage distributed applications with synchronized databases deployed across widely distributed locations.

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

In December 2003, the Company completed its cash acquisition of certain assets and subsidiaries and the assumption of certain liabilities of DataDirect Technologies Limited for approximately $87.5 million, net of cash acquired and subject to certain post-closing adjustments. DataDirect’s principal products provide connectivity between software applications and databases in heterogeneous environments.

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

The Company has identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of its consolidated financial statements. This listing is not a comprehensive list of all of the Company’s accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2003.

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

Deferred Income Taxes — The Company had a net deferred tax asset of $25.0 million at February 29, 2004. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If the Company were to change its assumptions or otherwise determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue		Period-to-Period Change
			2004
			Compared
Three Months Ended	Feb 29, 2004	Feb 28, 2003	to 2003
Revenue:
Software licenses	39%	35%	33%
Maintenance and services	61	65	13

Total revenue	100	100	20

Costs and expenses:
Cost of software licenses	3	3	20
Cost of maintenance and services	15	18	(2)
Sales and marketing	42	41	24
Product development	17	18	17
General and administrative	11	12	9
Amortization of purchased intangibles	2	1	226
In-process research and development	3	—	1200

Total costs and expenses	93	93	20

Income from operations	7	7	20
Other income, net	1	1	(51)

Income before provision for income taxes	8	8	11
Provision for income taxes	3	2	15

Net income	5%	6%	9%

The Company’s total revenue increased 20% from $71.8 million in the first quarter of fiscal 2003 to $86.4 million in the first quarter of fiscal 2004. Total revenue would have increased by approximately 11% if exchange rates had been constant in the first quarter of fiscal 2004 as compared to the exchange rates in effect in the first quarter of fiscal 2003. In addition to the positive effect of changes in exchange rates, the Company’s revenue increased due to software licenses and services derived from the products acquired as part of the DataDirect acquisition and growth of all of the Company’s major product lines including Progress OpenEdge, Sonic and ObjectStore.

Total revenue derived from the Sonic product line increased from $4.6 million in the first quarter of fiscal 2003 to $6.1 million in the first quarter of fiscal 2004. Revenue from the ObjectStore product line increased from $2.6 million in the first quarter of fiscal 2003 to $3.5 million in the first quarter of fiscal 2004. Revenue from the DataDirect product line, which was acquired in the acquisition of DataDirect Technologies, contributed $5.1 million of revenue in the first quarter of fiscal 2004. Revenue from the PeerDirect product lines in each period was not significant.

Software license revenue increased 33% from $25.5 million in the first quarter of fiscal 2003 to $33.9 million in the first quarter of fiscal 2004. Software license revenue would have increased by approximately 24% if exchange rates had been constant in the first quarter of fiscal 2004 as compared to the exchange rates in effect in the first quarter of fiscal 2003. The increase in software license revenue was positively affected by the addition of DataDirect, which contributed 12% of the year over year increase. Software license revenue from indirect channels, including Application Partners who have written software applications utilizing Progress Software technology and which resell the Company’s products in conjunction with the sale of their applications, increased at a greater rate of growth in the first quarter than sales to direct end users. Software license revenue from the Progress product set increased year over year, primarily within the database products. Software license revenue also increased from newer products such as the Sonic product line.

Maintenance and services revenue increased 13% from $46.4 million in the first quarter of fiscal 2003 to $52.5 million in the first quarter of fiscal 2004. The increase in maintenance and services revenue was primarily the result of growth in the Company’s installed customer base and renewal of maintenance, partially offset by a decline in services revenue. The decline in services revenue was primarily the result of decreases in consulting revenue in the Europe, Middle East and Africa (EMEA) region as a result of economic conditions and a slower overall market for professional services.

Total revenue generated in markets outside North America increased 15% from $44.0 million in the first quarter of fiscal 2003 to $50.5 million in the first quarter of fiscal 2004 and represented 59% of total revenue in the first quarter of fiscal 2004 as compared to 61% in the first quarter of fiscal 2003. The three major regions outside of North America, consisting of EMEA, Latin America and Asia Pacific, each grew in the first quarter of fiscal 2004. Total revenue generated in markets outside North America would have represented 55% of total revenue in the first quarter of fiscal 2004 if exchange rates had been constant in the first quarter of fiscal 2004 as compared to the exchange rates in effect in the first quarter of fiscal 2003.

The Company anticipates total revenue in the second quarter of fiscal 2004 to be in the range of $88 million to $90 million, representing an increase of 13% to 16% as compared to the second quarter of fiscal 2003. The Company anticipates total revenue for all of fiscal 2004 to be in the range of $360 million to $365 million, representing an increase of 16% to 18% over fiscal 2003 amounts. This revenue expectation is based on the continued success of the Company’s application partners and other channel partners, continued improvement in its ability to generate new business in end user accounts, the ability to successfully integrate the products and personnel from DataDirect and continued growth from our newer product sets, especially the Sonic and ObjectStore product lines. However, external factors, such as geopolitical issues or a significant strengthening of the U.S. dollar against currencies from which the Company derives a significant portion of its business, could negatively impact its revenue expectation.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 20% from $2.2 million in the first quarter of fiscal 2003 to $2.6 million in the first quarter of fiscal 2004 and remained approximately the same percentage of software license revenue at 8%. The dollar increase for the first quarter was primarily due to higher royalty expense for products and technologies licensed from third parties. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix. The Company expects costs of software licenses to range from 8% to 10% of the related software license revenue in a given period.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased 2% from $13.1 million in the first quarter of fiscal 2003 to $12.8 million in the first quarter of fiscal 2004 and decreased as a percentage of maintenance and services revenue from 28% to 24%. The maintenance and services revenue margin improvement was due to maintenance revenue, which has a substantially higher margin than professional services revenue, representing a greater proportion of the total maintenance and services revenue in the first quarter of fiscal 2004. The dollar decrease was due to lower usage of third-party contractors for service engagements and lower headcount-related expenses in the professional services group, partially offset by additional technical support personnel and related costs from DataDirect. The Company’s technical support, education, and consulting headcount decreased by 3% from the end of the first quarter of fiscal 2003 to the end of the first quarter of fiscal 2004.

Sales and marketing expenses increased 24% from $29.2 million in the first quarter of fiscal 2003 to $36.2 million in the first quarter of fiscal 2004 and increased as a percentage of total revenue from 41% to 42%. The increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses assumed in the acquisition of DataDirect as well as a slight increase in the level of discretionary marketing spending for trade shows, advertising campaigns, lead generation, direct mail solicitations and other events. Expenses also increased in the first quarter due to year-over-year changes in exchange rates as a significant percentage of sales and marketing expenses are incurred outside of North America. The Company’s sales, sales support and marketing headcount increased by 4% from the end of the first quarter of fiscal 2003 to the end of the first quarter of fiscal 2004.

Product development expenses increased 17% from $12.5 million in the first quarter of fiscal 2003 to $14.6 million in the first quarter of fiscal 2004, but decreased as a percentage of total revenue from 18% to 17%. The dollar increase was primarily due to an increase in headcount and related expenses assumed in the acquisition of DataDirect. Capitalized software costs associated with Progress OpenEdge 10 totaled $0.3 million in the first quarter of fiscal 2004 as compared to none in the first quarter of fiscal 2003. The Company’s product development headcount increased 21% from the end of the first quarter of fiscal 2003 to the end of the first quarter of fiscal 2004.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 9% from $8.9 million in the first quarter of fiscal 2003 to $9.7 million in the first quarter of fiscal 2004, but decreased as a percentage of total revenue from 12% to 11%. The dollar increase was primarily due to headcount related costs and the impact of changes in exchange rates, partially offset by lower transition and integration costs associated with acquisitions. The Company’s administrative headcount increased 12% from the end of the first quarter of fiscal 2003 to the end of the first quarter of fiscal 2004.

Amortization of acquired intangibles increased from $0.5 million in the first quarter of fiscal 2003 to $1.6 million in the first quarter of fiscal 2004. The increase is due to amortization expense associated with the acquisition of DataDirect. The Company expects amortization of acquired intangibles to total approximately $1.9 million in the second quarter of fiscal 2004 and to total approximately $7.1 million for all of fiscal 2004.

Acquired in-process research and development from the acquisition of DataDirect totaled $2.6 million in the first quarter of fiscal 2004 and was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. The value of in-process research and development was determined based on an independent appraisal from a third party. In the first quarter of fiscal 2003, the Company incurred $0.2 million of in-process research and development related to the acquisition of eXcelon.

Income from operations as a percentage of total revenue remained approximately the same at 7% in each of the first quarter of fiscal 2003 and the first quarter of fiscal 2004. Noncash charges for amortization of purchased intangibles and in-process research and development consumed 1% of total revenue in the first quarter of fiscal 2003 as compared to 5% of total revenue in the first quarter of fiscal 2004. If the Company is able to meet its forecasted revenue target and expenses occur as planned for the remainder of the fiscal year, the Company expects operating income as a percentage of revenue to be between 11% and 12% for all of fiscal 2004.

Other income decreased 51% from $0.8 million in the first quarter of fiscal 2003 to $0.4 million in the first quarter of fiscal 2004. The decrease was primarily due to higher foreign exchange transaction losses in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 and to lower interest income. The decrease in interest income was due to lower interest rates and the reduction in cash and short-term investment balances due to the acquisition of DataDirect.

The Company’s effective tax rate was 30% in the first quarter of fiscal 2003 as compared to 31% in the first quarter of fiscal 2004. The Company estimates that its effective tax rate will remain at approximately 31% for all of fiscal 2004.

Liquidity and Capital Resources

At the end of the first quarter of fiscal 2004, the Company’s cash and short-term investments totaled $148.8 million. The decrease of $70.3 million since the end of fiscal 2003 resulted primarily from the acquisition of DataDirect, partially offset by cash generated from operations and proceeds from exercises of stock options and stock issuances under the Company’s stock purchase plan.

The Company generated $13.3 million in cash from operations in the first three months of fiscal 2004 and $18.0 million in the first three months of fiscal 2003. The decrease in cash generated from operations in the first three months of fiscal 2004 as compared to the first three months of fiscal 2003 was primarily due to changes in operating assets and liabilities.

Accounts receivable increased by $14.1 million from the end of fiscal 2003. This increase resulted from accounts receivable days sales outstanding (DSO) increasing by 12 days to 69 days at the end of the first quarter of fiscal 2004 as compared to 57 days at the end of fiscal 2003 and increasing by 5 days from 64 days at the end of the first quarter of fiscal 2003. The increase in DSO is primarily related to the impact of maintenance renewal billings as the first quarter of each fiscal year typically has the highest portion of such billings relative to the full year. The Company targets a DSO range of 60 to 80 days.

The Company purchased property and equipment totaling $1.1 million in the first three months of fiscal 2003 and $2.1 million in the first three months of fiscal 2004. The purchases consisted primarily of computer equipment and software. The Company financed these purchases primarily from cash generated from operations.

The Company purchased and retired approximately 242,000 shares of its common stock for $3.3 million in the first three months of fiscal 2003 and approximately 46,000 shares of its common stock for $1.0 million in the first three months of fiscal 2004. The Company financed these purchases primarily from cash generated from operations.

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

In December 2003, the Company, through a wholly owned subsidiary, acquired substantially all of the assets and certain subsidiaries and assumed certain liabilities of DataDirect Technologies Limited, a private company incorporated under the laws of Ireland, for an aggregate purchase price of approximately $87.5 million, net of cash acquired and subject to certain post-closing adjustments. The aggregate purchase price included $0.7 million of direct transaction costs. DataDirect is a provider of standards-based software for data connectivity. The acquisition was accounted for as a purchase, and accordingly, the results of operations of DataDirect are included in the Company’s operating results from the date of acquisition. The purchase price was paid in cash from available funds.

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

Off-Balance Sheet Arrangements

The Company’s only significant off-balance sheet arrangements relate to operating lease obligations. Future annual minimum rental lease payments are detailed in Note 10 of the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2003.

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

Global Economic and Political Conditions — The global economic and political environment and the current business climate could impact the Company’s revenue and net income in the near term. Political instability and armed conflict in various regions of the world also contribute to economic uncertainty. If customers’ buying patterns, such as decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there will be a material adverse effect on the Company’s business, financial condition and operating results.

Products — Ongoing enhancements to the Company’s various product sets will be required to enable the Company to maintain its competitive position. There can be no assurance that the Company will be successful in developing and marketing enhancements to its products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Failure to develop enhancements that meet market needs in a timely manner could have a material adverse effect on the Company’s business, financial condition and operating results.

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

Some of the Company’s newer products, such as the Sonic and PeerDirect product sets, require a higher level of development, distribution and support expenditures, on a percentage of revenue basis, than the OpenEdge or DataDirect product lines. If revenue generated from these products becomes a greater percentage of the Company’s total revenue and if the expenses associated with these products do not decrease on a percentage of revenue basis, then the Company’s operating margins will be adversely affected.

Acquisitions — As part of its business strategy, the Company has made and expects to continue to make acquisitions of businesses or investments in companies that offer complementary products, services and technologies, such as the recently completed acquisition of DataDirect. Such acquisitions or investments involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from the Company’s ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on the Company’s business, financial condition and operating results. Consideration paid for future acquisitions, if any, could include company stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

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

International Operations – The Company typically generates approximately 60% of its total revenue from sales outside of North America. Because a majority of the Company’s total revenue is derived from international operations that are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company’s results of operations and financial position. In the past year, the U.S. dollar has been significantly weaker than in the previous few years against most major foreign currencies, which has positively affected the Company’s revenue and results of operations. This trend may not continue. There can be no assurance that the Company’s currency hedging transactions will materially reduce the effect of fluctuations in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company’s business could be adversely affected.

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

Taxation of Extraterritorial Income — The Company currently receives significant benefits from the extraterritorial income (ETI) exclusion provisions of the current U.S. tax law. The World Trade Organization (WTO) has ruled that these provisions constitute a prohibited export subsidy. In March 2004, the European Union began imposing sanctions against a wide range of U.S. exports (software not included) as part of an effort, authorized by the WTO, to force the U.S. to bring its ETI rules into compliance. President Bush has stated the U.S. will bring its tax laws into compliance with the WTO ruling, but the Administration and Congress have not decided on a solution for this issue. If the ETI exclusion is repealed and replacement legislation providing similar benefit is not enacted, the loss of this tax benefit, which currently provides approximately a five to six absolute percentage point reduction in the Company’s effective tax rate, would have a material adverse effect on the profitability of the Company.

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

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are generally recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at February 29, 2004 was $76.2 million. Unrealized market value gains on such contracts were immaterial at February 29, 2004. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 6% and the Company’s net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding forward contracts, which mature in ninety days or less, at February 29, 2004 where the notional amount is determined using contract exchange rates:

(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	for U.S. Dollars	for Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*
Australian dollar	$230	—	1.30
Brazilian real	733	—	3.00
Euro	—	$3,282	0.80
Japanese yen	5,288	—	109.69
South African rand	737	—	6.65
U.K. pound	561	—	0.53

	$7,549	$3,282

*expressed as local currency unit per U.S. dollar

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

     31.1 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Joseph W. Alsop

     31.2 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Norman R. Robertson

     32.1 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

b) Reports on Form 8-K

The Company filed a report on Form 8-K on December 9, 2003 reporting under Item 5 that the Company had signed a definitive agreement to acquire certain assets and subsidiaries and assume certain liabilities of DataDirect Technologies Limited.

The Company filed a report on Form 8-K on December 17, 2003, furnishing, under Item 7, a copy of a press release related to the Company’s fourth quarter financial results, and identifying such press release as required by Item 12.

The Company filed a report on Form 8-K on January 7, 2004 reporting under Items 2 and 7 information related to the acquisition of DataDirect Technologies Limited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION

(Registrant)

Dated: April 6, 2004	/s/ Joseph W. Alsop

Joseph W. Alsop
Chief Executive Officer
(Principal Executive Officer)

Dated: April 6, 2004	/s/ Norman R. Robertson

Norman R. Robertson
Senior Vice President, Finance and
Administration and Chief Financial
Officer (Principal Financial Officer)

Dated: April 6, 2004	/s/ David H. Benton, Jr.

David H. Benton, Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)