Form 10-Q
period 2004-05-31
PROGRESS SOFTWARE CORP /MA
filed 2004-07-01
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2004

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

As of June 28, 2004, there were 36,270,000 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MAY 31, 2004

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	May 31,	November 30,
	2004	2003
Assets
Current assets:
Cash and equivalents	$116,905	$152,117
Short-term investments	58,710	67,014
Accounts receivable, net	56,002	52,065
Other current assets	26,121	22,534

Total current assets	257,738	293,730

Property and equipment, net	35,668	35,572
Acquired intangible assets, net	39,678	7,217
Goodwill	61,476	14,313
Other assets	17,289	16,938

Total	$411,849	$367,770

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,454	$11,593
Accrued compensation and related taxes	27,283	28,773
Income taxes payable	3,602	5,001
Other accrued liabilities	17,682	17,748
Deferred revenue	106,947	82,614

Total current liabilities	165,968	145,729

Commitments and contingent liabilities
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 36,189 shares in 2004 and 35,239 shares in 2003	66,412	53,102
Retained earnings, including accumulated other comprehensive loss of $2,475 in 2004 and $1,825 in 2003	179,469	168,939

Total shareholders’ equity	245,881	222,041

Total	$411,849	$367,770

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Revenue:
Software licenses	$36,905	$27,074	$70,800	$52,528
Maintenance and services	53,872	50,476	106,352	96,844

Total revenue	90,777	77,550	177,152	149,372

Costs and expenses:
Cost of software licenses	2,299	2,242	4,891	4,405
Cost of maintenance and services	13,959	12,790	26,785	25,907
Sales and marketing	36,100	31,917	72,280	61,148
Product development	15,275	12,749	29,884	25,207
General and administrative	9,837	8,083	19,513	16,996
Amortization of acquired intangibles	1,837	604	3,396	1,082
In-process research and development	—	—	2,600	200

Total costs and expenses	79,307	68,385	159,349	134,945

Income from operations	11,470	9,165	17,803	14,427

Other income (expense):
Interest income and other	650	835	1,421	1,746
Foreign currency losses	(403)	(443)	(782)	(562)

Total other income, net	247	392	639	1,184

Income before provision for income taxes	11,717	9,557	18,442	15,611
Provision for income taxes	3,632	2,867	5,717	4,683

Net income	$8,085	$6,690	$12,725	$10,928

Earnings per share:
Basic	$0.22	$0.20	$0.36	$0.32
Diluted	$0.21	$0.18	$0.33	$0.30

Weighted average shares outstanding:
Basic	36,046	33,844	35,845	33,628
Diluted	39,233	37,829	39,094	36,703

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended May 31,
	2004	2003
Cash flows from operating activities:
Net income	$12,725	$10,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,124	5,419
In-process research and development	2,600	200
Deferred income taxes and other	109	228
Changes in operating assets and liabilities:
Accounts receivable, net	3,340	3,729
Other current assets	(377)	1,080
Accounts payable and accrued expenses	(7,409)	(1,478)
Income taxes payable	1,966	(656)
Deferred revenue	19,235	10,468

Net cash provided by operating activities	40,313	29,918

Cash flows from investing activities:
Purchases of short-term investments	(10,133)	(23,545)
Maturities and sales of short-term investments	18,025	7,589
Purchases of property and equipment	(4,032)	(2,066)
Acquisitions, net of cash acquired	(87,520)	(25,164)
Decrease (increase) in other non-current assets	(65)	(521)

Net cash used for investing activities	(83,725)	(43,707)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,489	13,451
Repurchase of common stock	(4,261)	(4,865)

Net cash provided by financing activities	8,228	8,586

Effect of exchange rate changes on cash	(28)	2,496

Net decrease in cash and equivalents	(35,212)	(2,707)
Cash and equivalents, beginning of period	152,117	117,425

Cash and equivalents, end of period	$116,905	$114,718

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Progress Software Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

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

Certain amounts from the prior periods have been reclassified to conform to the current periods presentation.

Note 2: Stock-based Compensation

The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees. The Company accounts for stock options and awards to non-employees using the fair value method. The Company has not granted any stock awards to non-employees.

Under the intrinsic value method, compensation associated with stock awards to employees is determined as the excess, if any, of the current fair value of the underlying common stock on the date compensation is measured over the price an employee must pay to exercise the award. The measurement date for employee awards is generally the date of grant. Under the fair value method, compensation associated with stock awards is determined based on the estimated fair value of the award itself, measured using either current market data or an established option pricing model.

Had the Company used the fair value method to measure compensation related to stock awards to employees, pro forma net income and pro forma earnings per share would have been as follows:

(In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net income, as reported	$8,085	$6,690	$12,725	$10,928
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(2,653)	(2,148)	(4,906)	(4,037)

Pro forma net income	$5,432	$4,542	$7,819	$6,891

Basic earnings per share:
As reported	$0.22	$0.20	$0.36	$0.32
Pro forma	$0.15	$0.13	$0.22	$0.20

Diluted earnings per share:
As reported	$0.21	$0.18	$0.33	$0.30
Pro forma	$0.14	$0.12	$0.20	$0.19

Note 3: Revenue Recognition

Revenue is recognized when earned. Software license revenue is recognized upon shipment of the product or, if delivered electronically, when the customer has the right to access the software provided that the license fee is fixed and determinable, persuasive evidence of an arrangement exists and collection is probable. The Company does not license its software with a right of return and generally does not license its software with conditions of acceptance.

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

Maintenance revenue is recognized ratably over the term of the applicable agreement. Revenue from services, primarily consulting and customer education, is generally recognized as the related services are performed.

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

Note 5: Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net income	$8,085	$6,690	$12,725	$10,928

Weighted average shares outstanding	36,046	33,844	35,845	33,628
Dilutive impact from outstanding stock Options	3,187	3,985	3,249	3,075

Diluted weighted average shares outstanding	39,233	37,829	39,094	36,703

Earnings per share:
Basic	$0.22	$0.20	$0.36	$0.32
Diluted	$0.21	$0.18	$0.33	$0.30

Approximately 634,000 outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended May 31, 2003 and approximately 703,000 outstanding stock options were excluded from the calculation of diluted earnings per share for the six months ended May 31, 2003 because these options were anti-dilutive.

Note 6: Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses, net of tax, and unrealized gains and losses on investments, net of tax, that have been excluded from net income and reflected instead in shareholders’ equity. The following table sets forth the calculation of comprehensive income on an interim basis:

(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Net income, as reported	$8,085	$6,690	$12,725	$10,928
Foreign currency translation adjustments	(365)	690	(149)	1,219
Unrealized gains (losses) on foreign exchange hedging contracts	237	(345)	(88)	(345)
Unrealized holding gains (losses) on Investments	(566)	20	(413)	150

Total comprehensive income	$7,391	$7,055	$12,075	$11,952

Note 7: Segment Information

The Company conducts business through five operating units and a supporting research and business development unit. The Company’s principal operating unit conducts business as the Progress Company and is a division of the Company. Two of the other operating units, Sonic Software Corporation and PeerDirect Corporation, address the needs of emerging markets and operate as subsidiaries of the Company. The fourth operating unit is ObjectStore, a division of the Company, which provides data management software for developing applications that require the processing of large amounts of data. The fifth operating unit, DataDirect Technologies (DataDirect), was acquired in December 2003. DataDirect is a division of the Company and provides standards-based data connectivity software. PSC Labs, a division of the Company based in Cambridge, Massachusetts, focuses on new business development, research, and strategic investments.

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

(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2004	2003	2004	2003
Revenue:
Application Development and Deployment	$85,425	$73,707	$167,082	$142,597
Enterprise Application Integration	5,916	5,717	11,496	9,581
Eliminations	(564)	(1,874)	(1,426)	(2,806)

Total	$90,777	$77,550	$177,152	$149,372

Income (loss) from operations:
Application Development and Deployment	$17,915	$16,467	$32,162	$28,702
Enterprise Application Integration	(5,881)	(5,428)	(12,933)	(11,469)
Eliminations	(564)	(1,874)	(1,426)	(2,806)

Total	$11,470	$9,165	$17,803	$14,427

Amounts included under Eliminations represent intersegment sales. Total revenue from the Sonic product line, generated by both segments, was $12.7 million in the first six months of fiscal 2004 as compared to $11.0 million in the first six months of fiscal 2003.

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

Acquired in-process research and development (“IPR&D”) of $2.6 million was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. The Company used an independent appraiser to calculate the amounts allocated to assets and liabilities acquired including intangible assets and IPR&D. The preliminary allocation of the purchase price as of May 31, 2004 was as follows:

(In thousands)

	Total	Life (in years)
Assets and liabilities, including cash	$7,538
Acquired intangible assets	35,870	1 to 10 years
Goodwill	47,324
In-process research and development	2,600

Total purchase price	93,332
Less: cash acquired	(5,812)

Net cash paid	$87,520

The following table sets forth supplemental pro forma financial information that assumes the acquisition was completed at the beginning of the earliest period presented. The information for the three months ended May 31, 2003 includes the historical results of the Company for the quarter ended May 31, 2003 and the historical results of DataDirect for the three month period ended April 30, 2003 and the information for the six months ended May 31, 2003 includes the historical results of the Company for the six months ended May 31, 2003 and the historical results of DataDirect for the six month period ended April 30, 2003 due to different fiscal period ends.

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

(In thousands, except per share data)

Three Months Ended May 31,	2003
Pro forma revenue	$89,491
Pro forma net income	$8,377
Pro forma diluted earnings per share	$0.22

(In thousands, except per share data)

Six Months Ended May 31,	2003
Pro forma revenue	$173,136
Pro forma net income	$13,954
Pro forma diluted earnings per share	$0.38

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q contains, and other information provided by the Company or statements made by its directors, officers or employees from time to time may contain, forward-looking statements and information, which involve risks and uncertainties. Actual future results may differ materially. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, intentions, projections, developments, future events, performance or products, underlying assumptions and other statements which are other than statements of historical facts. In some cases, forward-looking statements are identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “believes,” “contemplates,” “predicts,” “projects,” “continue” and other similar terminology or the negative of these terms. All such forward-looking statements, whether written or oral, are expressly qualified by the cautionary statements contained in this Form 10-Q, including those set forth below under the heading “Factors That May Affect Future Results,” and any other cautionary statements which may accompany the forward-looking statements. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face. The Company undertakes no obligation to update any forward-looking statements it makes.

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

A significant portion of the Company’s revenue is derived from international operations. In the first half of fiscal 2004 as well as in fiscal years 2003 and 2002, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the Company’s results. Prior to that, the U.S. dollar was stronger and the Company’s results were adversely affected.

The Company conducts business through five operating units and a supporting research and business development unit. The Company’s principal operating unit conducts business as the Progress Company and is a division of the Company. Two of the other operating units, Sonic Software Corporation and PeerDirect Corporation, address the needs of emerging markets and operate as subsidiaries of the Company. The fourth operating unit is ObjectStore, a division of the Company, which provides data management software for developing applications that require processing of large amounts of data. The fifth operating unit, DataDirect Technologies (DataDirect), was acquired in December 2003. DataDirect is a division of the Company and provides standards-based data connectivity software. PSC Labs, a division of the Company based in Cambridge, Massachusetts, focuses on new business development, research, and strategic investments.

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

Deferred Income Taxes — The Company had a net deferred tax asset of approximately $25 million at May 31, 2004. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If the Company were to change its assumptions or otherwise determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change
	Three Months Ended		Six Months Ended		Three	Six
	May 31,	May 31,	May 31,	May 31,	Month	Month
	2004	2003	2004	2003	Period	Period
Revenue:
Software licenses	41%	35%	40%	35%	36%	35%
Maintenance and services	59	65	60	65	7	10

Total revenue	100	100	100	100	17	19

Costs and expenses:
Cost of software licenses	2	3	3	3	3	11
Cost of maintenance and services	15	17	15	17	9	3
Sales and marketing	40	41	41	41	13	18
Product development	17	16	17	17	20	19
General and administrative	11	10	11	11	22	15
Amortization of acquired intangibles	2	1	2	1	204	214
In-process research and development	—	—	1	0	—	*

Total costs and expenses	87	88	90	90	16	18

Income from operations	13	12	10	10	25	23
Other income	0	0	0	0	(37)	(46)

Income before provision for taxes	13	12	10	10	23	18
Provision for income taxes	4	3	3	3	27	22

Net income	9%	9%	7%	7%	21%	16%

* not meaningful

The Company’s total revenue increased 17% from $77.6 million in the second quarter of fiscal 2003 to $90.8 million in the second quarter of fiscal 2004. Total revenue would have increased by approximately 11% if exchange rates had been constant in the second quarter of fiscal 2004 as compared to the exchange rates in effect in the second quarter of fiscal 2003. The Company’s total revenue increased 19% from $149.4 million in the first six months of fiscal 2003 to $177.2 million in the first six months of fiscal 2004. Total revenue would have increased by approximately 11% if exchange rates had been constant in the first six months of fiscal 2004 as compared to the exchange rates in effect in the first six months of fiscal 2003. In addition to the positive effect of changes in exchange rates, the Company’s revenue increased due to software license and maintenance revenue derived from the products acquired as part of the DataDirect acquisition and software license revenue growth of all of the Company’s major product lines including Progress OpenEdge, Sonic and ObjectStore.

Total revenue derived from the Sonic product line increased from $6.4 million in the second quarter of fiscal 2003 to $6.6 million in the second quarter of fiscal 2004 and increased from $11.0 million in the first six months of fiscal 2003 to $12.7 million in the first six months of fiscal 2004. Revenue from the ObjectStore product line increased from $3.8 million in the second quarter of fiscal 2003 to $5.0 million in the second quarter of fiscal 2004 and increased from $6.4 million in the first six months of fiscal 2003 to $8.5 million in the first six months of fiscal 2004. Revenue from the DataDirect product line, which was acquired in the acquisition of DataDirect Technologies, contributed $8.3 million of revenue in the second quarter of fiscal 2004 and $13.3 million in the first six months of fiscal 2004. Revenue from the PeerDirect product line in each period was not significant.

Software license revenue increased 36% from $27.1 million in the second quarter of fiscal 2003 to $36.9 million in the second quarter of fiscal 2004 and increased 35% from $52.5 million in the first six months of fiscal 2003 to $70.8 million in the first six months of fiscal 2004. Software license revenue would have increased by approximately 30% if exchange rates had been constant in the second quarter of fiscal 2004 as compared to the exchange rates in effect in the second quarter of fiscal 2003. Software license revenue would have increased by approximately 27% if exchange rates had been constant in the first six months of fiscal 2004 as compared to the exchange rates in effect in the first six months of fiscal 2003. The increase in software license revenue was positively affected by the addition of DataDirect, which accounted for 15% of software license revenue in the second quarter of fiscal 2004. Software license revenue from indirect channels, including Application Partners, which have written software applications utilizing Progress Software technology and which resell the Company’s products in conjunction with the sale of their applications and OEMs, and from sales to direct end users both increased in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. Software license revenue from the Progress product set increased year over year, primarily within the database products. Software license revenue also increased from newer products such as the Sonic and ObjectStore product lines.

Maintenance and services revenue increased 7% from $50.5 million in the second quarter of fiscal 2003 to $53.9 million in the second quarter of fiscal 2004 and increased 10% from $96.8 million in the first six months of fiscal 2003 to $106.4 million in the first six months of fiscal 2004. The increase in maintenance and services revenue was primarily the result of growth in the Company’s installed customer base and renewal of maintenance, partially offset by a decline in services revenue. The decline in services revenue was primarily the result of decreases in consulting revenue in the Europe, Middle East and Africa (EMEA) region as a result of economic conditions and a slower overall market for professional services.

Total revenue generated in markets outside North America increased 8% from $47.3 million in the second quarter of fiscal 2003 to $50.9 million in the second quarter of fiscal 2004 and represented 56% of total revenue in the second quarter of fiscal 2004 as compared to 61% in the second quarter of fiscal 2003. Revenue from the three major regions outside of North America, consisting of EMEA, Latin America and Asia Pacific, each increased in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003. Total revenue generated in markets outside North America would have represented 54% of total revenue in the second quarter of fiscal 2004 if exchange rates had been constant in the second quarter of fiscal 2004 as compared to the exchange rates in effect in the second quarter of fiscal 2003.

Total revenue generated in markets outside North America increased 11% from $91.3 million in the first six months of fiscal 2003 to $101.4 million in the first six months of fiscal 2004 and represented 57% of total revenue in the first six months of fiscal 2004 as compared to 61% in the first six months of fiscal 2003. Revenue from the three major regions outside of North America, consisting of EMEA, Latin America and Asia Pacific, each increased in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003. Total revenue generated in markets outside North America would have represented 54% of total revenue in the first six months of fiscal 2004 if exchange rates had been constant in the first six months of fiscal 2004 as compared to the exchange rates in effect in the first six months of fiscal 2003.

The Company anticipates total revenue in the third quarter of fiscal 2004 to be in the range of $88 million to $90 million, representing an increase of 13% to 16% as compared to the third quarter of fiscal 2003. The Company anticipates total revenue for all of fiscal 2004 to be in the range of $360 million to $365 million, representing an increase of 16% to 18% over fiscal 2003 amounts. This revenue expectation is based on the continued success of the Company’s application partners and other channel partners, continued improvement in the Company’s ability to generate new business in end user accounts and continued growth and success from the Company’s newer product sets, the DataDirect, Sonic and ObjectStore product lines. However, external factors, such as geopolitical issues or a significant strengthening of the U.S. dollar against currencies from which the Company derives a significant portion of its business, could negatively impact its revenue expectation.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses increased 3% from $2.2 million in the second quarter of fiscal 2003 to $2.3 million in the second quarter of fiscal 2004, but decreased as a percentage of software license revenue from 8% to 6%. Cost of software licenses increased 11% from $4.4 million in the first six months of fiscal 2003 to $4.9 million in the first six months of fiscal 2004, but decreased as a percentage of software license revenue from 8% to 7%. The dollar increase for the second quarter was primarily due to higher royalty expense for products and technologies licensed from third parties. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 9% from $12.8 million in the second quarter of fiscal 2003 to $14.0 million in the second quarter of fiscal 2004 and increased as a percentage of maintenance and services revenue from 25% to 26%. Cost of maintenance and services increased 3% from $25.9 million in the first six months of fiscal 2003 to $26.8 million in the first six months of fiscal 2004 and decreased as a percentage of maintenance and services revenue from 27% to 25%. The margin decrease for the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003 was due to lower margins in professional services, partially offset by a change in the mix of revenue, with maintenance revenue representing a greater proportion of the total. The maintenance and services revenue margin improvement for the first six months of fiscal 2004 as compared to the first six months of fiscal 2003 was due to maintenance revenue, which has a substantially higher margin than professional services revenue, representing a greater proportion of the total maintenance and services revenue. The dollar increase was due to the impact of year-over-year changes in exchange rates and additional technical support personnel and related costs associated with DataDirect, partially offset by lower third-party contractor expenses in professional services. The Company’s technical support, education, and consulting headcount decreased by 2% from the end of the second quarter of fiscal 2003 to the end of the second quarter of fiscal 2004.

Sales and marketing expenses increased 13% from $31.9 million in the second quarter of fiscal 2003 to $36.1 million in the second quarter of fiscal 2004, but decreased as a percentage of revenue at from 41% to 40%. Sales and marketing expenses increased 18% from $61.1 million in the first six months of fiscal 2003 to $72.3 million in the first six months of fiscal 2004, but remained the same percentage of revenue at 41%. The increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses assumed in the acquisition of DataDirect as well as a slight increase in the level of discretionary marketing spending for trade shows, advertising campaigns, lead generation, direct mail solicitations and other events. Expenses also increased due to the impact of year-over-year changes in exchange rates as a significant percentage of sales and marketing expenses are incurred outside of North America. The Company’s sales, sales support and marketing headcount increased by 5% from the end of the second quarter of fiscal 2003 to the end of the second quarter of fiscal 2004.

Product development expenses increased 20% from $12.7 million in the second quarter of fiscal 2003 to $15.3 million in the second quarter of fiscal 2004 and increased as a percentage of revenue from 16% to 17%. Product development expenses increased 19% from $25.2 million in the first six months of fiscal 2003 to $29.9 million in the first six months of fiscal 2004 and remained the same percentage of total revenue at 17%. The dollar increase was primarily due to an increase in headcount and related expenses assumed in the acquisition of DataDirect. There were no capitalized software development costs in the second quarter of either fiscal 2003 or fiscal 2004, due to the timing and stage of development of projects that might qualify for capitalization under the Company’s software capitalization policy. Capitalized software costs associated with Progress OpenEdge 10 totaled $0.3 million in the first six months of fiscal 2004 as compared to none in the first six months of fiscal 2003. The Company’s product development headcount increased 19% from the end of the second quarter of fiscal 2003 to the end of the second quarter of fiscal 2004.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 22% from $8.1 million in the second quarter of fiscal 2003 to $9.8 million in the second quarter of fiscal 2004 and increased as a percentage of revenue from 10% to 11%. General and administrative expenses increased 15% from $17.0 million in the first six months of fiscal 2003 to $19.5 million in the first six months of fiscal 2004, but remained the same percentage of revenue at 11%. The dollar increase was primarily due to headcount related costs, higher transition and integration costs associated with acquisitions and the impact of changes in exchange rates. The Company’s administrative headcount increased 9% from the end of the second quarter of fiscal 2003 to the end of the second quarter of fiscal 2004.

Amortization of acquired intangibles increased from $0.6 million in the second quarter of fiscal 2003 to $1.8 million in the second quarter of fiscal 2004. Amortization of acquired intangibles increased from $1.1 million in the first six months of fiscal 2003 to $3.4 million in the first six months of fiscal 2004. The increase was due to amortization expense associated with the acquisition of DataDirect. The Company expects amortization of acquired intangibles to total approximately $1.8 million in the third quarter of fiscal 2004 and to total approximately $7.0 million for all of fiscal 2004.

Acquired in-process research and development from the acquisition of DataDirect totaled $2.6 million in the first six months of fiscal 2004 and was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. The value of in-process research and development was determined based on an independent appraisal from a third party. In the first six months of fiscal 2003, the Company incurred $0.2 million of in-process research and development related to the acquisition of eXcelon.

Income from operations as a percentage of total revenue increased from 12% in the second quarter of fiscal 2003 to 13% in the second quarter of fiscal 2004. Noncash charges for amortization of purchased intangibles represented 1% of total revenue in the second quarter of fiscal 2003 as compared to 2% of total revenue in the second quarter of fiscal 2004. Income from operations as a percentage of total revenue remained approximately the same at 10% in each of the first six months of fiscal 2003 and the first six months of fiscal 2004. Noncash charges for amortization of purchased intangibles and in-process research and development represented 1% of total revenue in the first six months of fiscal 2003 as compared to 3% of total revenue in the first six months of fiscal 2004. If the Company is able to meet its forecasted revenue target and expenses occur as planned for the remainder of the fiscal year, the Company expects operating income as a percentage of revenue to be between 11% and 12% for all of fiscal 2004.

Other income decreased 37% from $0.4 million in the second quarter of fiscal 2003 to $0.2 million in the second quarter of fiscal 2004 and decreased 46% from $1.2 million in the first six months of fiscal 2003 to $0.6 million in the first six months of fiscal 2004. The decrease was primarily due to lower interest income, resulting from lower interest rates and the reduction in cash and short-term investment balances due to the acquisition of DataDirect.

The Company’s effective tax rate was 30% in the second quarter and first six months of fiscal 2003 as compared to 31% in the second quarter and first six months of fiscal 2004. The Company estimates that its effective tax rate will remain at approximately 31% for all of fiscal 2004.

Liquidity and Capital Resources

The Company’s cash and short-term investments totaled $175.6 million at May 31, 2004. The decrease of $43.5 million since the end of fiscal 2003 resulted primarily from the acquisition of DataDirect and stock repurchases, partially offset by cash generated from operations and proceeds from exercises of stock options and stock issuances under the Company’s stock purchase plan.

The Company generated $40.3 million in cash from operations in the first six months of fiscal 2004 and $29.9 million in the first six months of fiscal 2003. The increase in cash generated from operations in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003 was primarily due to higher net income and changes in operating assets and liabilities.

Accounts receivable increased by $3.9 million from the end of fiscal 2003 primarily as a result of growth in revenue. Accounts receivable days sales outstanding (DSO) decreased by 1 day to 56 days at the end of the second quarter of fiscal 2004 as compared to 57 days at the end of fiscal 2003 and decreased by 7 days from 63 days at the end of the second quarter of fiscal 2003. The Company targets a DSO range of 60 to 80 days.

The Company purchased property and equipment totaling $4.0 million in the first six months of fiscal 2004 and $2.1 million in the first six months of fiscal 2003. The purchases consisted primarily of computer equipment and software. The Company financed these purchases primarily from operating cash.

In September 2003, the Board of Directors authorized, for the period from October 1, 2003 through September 30, 2004, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times that the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans. At May 31, 2004, approximately 9,800,000 shares of common stock remained available for repurchase under this authorization.

The Company purchased and retired approximately 198,000 shares of its common stock for $4.3 million in the first six months of fiscal 2004 and approximately 323,000 shares of its common stock for $4.9 million in the first six months of fiscal 2003. The Company financed these purchases primarily from operating cash.

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

International Operations – The Company typically generates between 55% and 60% of its total revenue from sales outside of North America. Because a majority of the Company’s total revenue is derived from international operations that are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company’s results of operations and financial position. In the past year, the U.S. dollar has been significantly weaker than in the previous few years against most major foreign currencies, which has positively affected the Company’s revenue and results of operations. This trend may not continue. There can be no assurance that the Company’s currency hedging transactions will materially reduce the effect of fluctuations in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company’s business could be adversely affected.

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

Taxation of Extraterritorial Income — The Company currently receives significant benefits from the extraterritorial income (ETI) exclusion provisions of the current U.S. tax law. The World Trade Organization (WTO) has ruled that these provisions constitute a prohibited export subsidy. In March 2004, the European Union began imposing sanctions against a wide range of U.S. exports (software not included) as part of an effort, authorized by the WTO, to force the U.S. to bring its ETI rules into compliance. President Bush has stated the U.S. will bring its tax laws into compliance with the WTO ruling and tax law changes, including repeal of the ETI, are at various stages of passage within each body of Congress. If the ETI exclusion is repealed and replacement legislation providing similar benefit is not enacted, the loss of this tax benefit, which currently provides approximately a five to six absolute percentage point reduction in the Company’s effective tax rate, would have a material adverse effect on the profitability of the Company.

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

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are generally recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at May 31, 2004 was $76.2 million. Unrealized market value gains on such contracts were immaterial at May 31, 2004. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 6% and the Company’s net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding forward contracts, which mature in ninety days or less, at May 31, 2004 where the notional amount is determined using contract exchange rates:

(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	for U.S. Dollars	for Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*
Australian dollar	—	$190	1.41
Brazilian real	—	160	3.13
Euro	—	12,168	0.82
Japanese yen	$4,858	—	111.17
South African rand	647	—	6.64
U.K. pound	2,187	—	0.55

	$7,692	$12,518

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Items 2(a) through 2(d) are not applicable

(e) Stock Repurchases

(in thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased*	Per Share	Or Programs	Programs
March 1, 2004 – March 31, 2004	—	—	—	9,936
April 1, 2004 – April 30, 2004	77	$22.60	77	9,936
May 1, 2004 – May 31, 2004	75	$20.00	75	9,859

	152	$21.32	152	9,784

*all shares were purchased in open market transactions

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of the Company held on April 22, 2004, the shareholders voted on the items described below:

•	To fix the number of directors constituting the full board at six:

For	Against	Abstain
32,143,104	503,443	266,608

•	To elect the following six directors: Joseph W. Alsop, Larry R. Harris, Roger J. Heinen, Jr., Michael L. Mark, Scott A. McGregor and Amram Rasiel:

Nominee	For	Withhold Authority
Joseph W. Alsop	31,998,536	914,620
Larry R. Harris	32,189,966	723,190
Roger J. Heinen, Jr.	31,253,609	1,659,547
Michael L. Mark	31,684,915	1,228,241
Scott A. McGregor	31,527,812	1,385,344
Amram Rasiel	31,915,763	997,393

•	To act upon a proposal to amend the Company’s 1991 Employee Stock Purchase Plan to increase the maximum number of shares that may be issued under such plan from 2,300,000 shares to 3,200,000 shares:

For	Against	Abstain
23,790,714	3,898,404	28,521

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Joseph W. Alsop

31.2	- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Norman R. Robertson

32.1	- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

b)	Reports on Form 8-K

The Company filed a report on Form 8-K/A on March 8, 2004 reporting, under Items 2 and 7, information related to the acquisition of DataDirect Technologies Limited.

The Company filed a report on Form 8-K on March 16, 2004, furnishing, under Item 7, a copy of a press release related to the Company’s first quarter financial results, and identifying such press release as required by Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: June 30, 2004	/s/ Joseph W. Alsop
Joseph W. Alsop
Chief Executive Officer (Principal Executive Officer)

Dated: June 30, 2004	/s/ Norman R. Robertson
Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: June 30, 2004	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)