Form 10-Q
period 2004-08-31
PROGRESS SOFTWARE CORP /MA
filed 2004-10-01
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended August 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-19417

PROGRESS SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2746201
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of September 28, 2004, there were 36,095,000 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED AUGUST 31, 2004

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	August 31,	November 30,
	2004	2003
Assets
Current assets:
Cash and equivalents	$141,495	$152,117
Short-term investments	43,895	67,014
Accounts receivable, net	50,307	52,065
Other current assets	22,900	22,534

Total current assets	258,597	293,730

Property and equipment, net	35,299	35,572
Acquired intangible assets, net	37,876	7,217
Goodwill	60,243	14,313
Other assets	16,886	16,938

Total	$408,901	$367,770

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,161	$11,593
Accrued compensation and related taxes	29,230	28,773
Income taxes payable	1,762	5,001
Other accrued liabilities	17,955	17,748
Deferred revenue	99,475	82,614

Total current liabilities	157,583	145,729

Commitments and contingent liabilities
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 36,085 shares in 2004 and 35,239 shares in 2003	64,979	53,102
Retained earnings, including accumulated other comprehensive loss of $1,868 in 2004 and $1,825 in 2003	186,339	168,939

Total shareholders’ equity	251,318	222,041

Total	$408,901	$367,770

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended August 31,		Nine months ended August 31,
	2004	2003	2004	2003
Revenue:
Software licenses	$32,864	$27,191	$103,664	$79,719
Maintenance and services	56,452	50,504	162,804	147,348

Total revenue	89,316	77,695	266,468	227,067

Costs and expenses:
Cost of software licenses	2,092	1,907	6,983	6,312
Cost of maintenance and services	12,826	13,088	39,611	38,995
Sales and marketing	35,310	30,731	107,590	91,879
Product development	14,907	12,956	44,791	38,163
General and administrative	9,674	8,348	29,187	25,344
Amortization of acquired intangibles	1,809	602	5,205	1,684
In-process research and development	—	—	2,600	200

Total costs and expenses	76,618	67,632	235,967	202,577

Income from operations	12,698	10,063	30,501	24,490

Other income (expense):
Interest income and other	606	811	2,027	2,557
Foreign currency losses	(503)	(404)	(1,285)	(966)

Total other income, net	103	407	742	1,591

Income before provision for income taxes	12,801	10,470	31,243	26,081
Provision for income taxes	4,281	3,141	9,998	7,824

Net income	$8,520	$7,329	$21,245	$18,257

Earnings per share:
Basic	$0.24	$0.21	$0.59	$0.54
Diluted	$0.22	$0.19	$0.54	$0.49

Weighted average shares outstanding:
Basic	36,220	34,604	35,970	33,953
Diluted	38,853	38,182	39,014	37,196

See notes to condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine months ended August 31,
	2004	2003
Cash flows from operating activities:
Net income	$21,245	$18,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,290	8,280
In-process research and development	2,600	200
Deferred income taxes and other	251	290
Changes in operating assets and liabilities:
Accounts receivable, net	4,176	13,920
Other current assets	1,616	2,038
Accounts payable and accrued expenses	(6,461)	(1,812)
Income taxes payable	4,362	657
Deferred revenue	15,354	4,692

Net cash provided by operating activities	55,433	46,522

Cash flows from investing activities:
Purchases of short-term investments	(23,706)	(35,733)
Maturities and sales of short-term investments	46,544	17,453
Purchases of property and equipment	(5,943)	(4,445)
Acquisitions, net of cash acquired	(87,520)	(24,040)
Increase in other non-current assets	(138)	(396)

Net cash used for investing activities	(70,763)	(47,161)

Cash flows from financing activities:
Proceeds from issuance of common stock	16,189	19,624
Repurchase of common stock	(12,060)	(11,703)

Net cash provided by financing activities	4,129	7,921

Effect of exchange rate changes on cash	579	823

Net increase (decrease) in cash and equivalents	(10,622)	8,105
Cash and equivalents, beginning of period	152,117	117,425

Cash and equivalents, end of period	$141,495	$125,530

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

Certain amounts from the prior periods have been reclassified to conform to the presentation in the current periods. In the third quarter of fiscal 2004, the Company adjusted the allocation of the purchase price related to its December 2002 acquisition of eXcelon Corporation by reducing goodwill by $2.7 million to reflect an additional tax benefit not contemplated in the original allocation.

Note 2: Stock-based Compensation

The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options or awards to employees. The Company accounts for stock options and awards to non-employees using the fair value method. The Company has not granted any stock options or awards to non-employees.

Under the intrinsic value method, compensation associated with stock options or awards to employees is determined as the excess, if any, of the current fair value of the underlying common stock on the date compensation is measured over the price an employee must pay to exercise the option or award. The measurement date for employee options or awards is generally the date of grant. Under the fair value method, compensation associated with stock options and awards is determined based on the estimated fair value of the option or award itself, measured using either current market data or an established option pricing model.

Had the Company used the fair value method to measure compensation related to stock options and awards to employees, pro forma net income and pro forma earnings per share would have been as follows:

(In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net income, as reported	$8,520	$7,329	$21,245	$18,257
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(2,298)	(2,144)	(7,203)	(6,181)

Pro forma net income	$6,222	$5,185	$14,042	$12,076

Basic earnings per share:
As reported	$0.24	$0.21	$0.59	$0.54
Pro forma	$0.17	$0.15	$0.39	$0.36

Diluted earnings per share:
As reported	$0.22	$0.19	$0.54	$0.49
Pro forma	$0.16	$0.14	$0.36	$0.32

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

Note 5: Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net income	$8,520	$7,329	$21,245	$18,257

Weighted average shares outstanding	36,220	34,604	35,970	33,953
Dilutive impact from outstanding stock options	2,633	3,578	3,044	3,243

Diluted weighted average shares outstanding	38,853	38,182	39,014	37,196

Earnings per share:
Basic	$0.24	$0.21	$0.59	$0.54
Diluted	$0.22	$0.19	$0.54	$0.49

Approximately 1,517,000 and zero outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended August 31, 2004 and 2003, respectively, and approximately 506,000 and 468,000 outstanding stock options were excluded from the calculation of diluted earnings per share for the nine months ended August 31, 2004 and 2003, respectively, because these options were anti-dilutive. However, these options could be dilutive in the future.

Note 6: Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses, net of tax, and unrealized gains and losses on investments, net of tax, that have been excluded from net income and reflected instead in shareholders’ equity. The following table sets forth the calculation of comprehensive income on an interim basis:

(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Net income, as reported	$8,520	$7,329	$21,245	$18,257
Foreign currency translation adjustments	250	(413)	101	806
Unrealized gains (losses) on foreign exchange hedging contracts	245	180	157	(165)
Unrealized holding gains (losses) on investments	112	(526)	(301)	(376)

Total comprehensive income	$9,127	$6,570	$21,202	$18,522

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

The following table sets forth revenue and income from operations from the Company’s reportable segments on an interim basis:

(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2004	2003	2004	2003
Revenue:
Application Development and Deployment	$84,485	$73,915	$251,567	$216,512
Enterprise Application Integration	5,526	4,910	17,022	14,491
Eliminations	(695)	(1,130)	(2,121)	(3,936)

Total	$89,316	$77,695	$266,468	$227,067

Income (loss) from operations:
Application Development and Deployment	$19,485	$16,942	$51,647	$45,644
Enterprise Application Integration	(6,092)	(5,749)	(19,025)	(17,218)
Eliminations	(695)	(1,130)	(2,121)	(3,936)

Total	$12,698	$10,063	$30,501	$24,490

Amounts included under Eliminations represent intersegment sales. Total revenue from the Sonic product line, generated by both segments, was $19.3 million in the first nine months of fiscal 2004 as compared to $16.8 million in the first nine months of fiscal 2003.

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

Acquired in-process research and development (IPR&D) of $2.6 million was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. The Company used an independent appraiser to calculate the amounts allocated to assets and liabilities acquired, including intangible assets and IPR&D. The preliminary allocation of the purchase price as of August 31, 2004 was as follows:

(In thousands)

	Total	Life (in years)
Assets and liabilities, including cash	$6,148
Acquired intangible assets	35,870	1 to 10 years
Goodwill	48,714
In-process research and development	2,600

Total purchase price	93,332
Less: cash acquired	(5,812)

Net cash paid	$87,520

The following table sets forth supplemental pro forma financial information that assumes the acquisition was completed at the beginning of the earliest period presented. The information for the three months ended August 31,

2003 includes the historical results of the Company for the quarter ended August 31, 2003 and the historical results of DataDirect for the three month period ended July 31, 2003, and the information for the nine months ended August 31, 2003 includes the historical results of the Company for the nine months ended August 31, 2003 and the historical results of DataDirect for the nine month period ended July 31, 2003 due to different fiscal period ends.

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

(In thousands, except per share data)

Three Months Ended August 31,	2003
Pro forma revenue	$86,915
Pro forma net income	$7,325
Pro forma diluted earnings per share	$0.19

(In thousands, except per share data)

Nine months ended August 31,	2003
Pro forma revenue	$260,051
Pro forma net income	$21,278
Pro forma diluted earnings per share	$0.57

Note 9: Subsequent Event

On September 27, 2004, the Company announced the signing of a definitive agreement to acquire Persistence Software, Inc. (Persistence), a provider of data access and caching software, in an all-cash transaction for a purchase price of $5.70 per share or approximately $16 million in the aggregate. Upon the closing of the transaction, Persistence will become part of ObjectStore. The acquisition has been approved by the boards of directors of the Company and Persistence and is subject to the approval of Persistence’s stockholders. The acquisition is expected to close within 90 days, subject to satisfaction of customary closing conditions.

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

A significant portion of the Company’s revenue is derived from international operations. In the first nine months of fiscal 2004 as well as in fiscal years 2003 and 2002, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the Company’s results. Prior to that, the U.S. dollar was stronger and the Company’s results were adversely affected.

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

Deferred Income Taxes — The Company had a net deferred tax asset of approximately $24 million at August 31, 2004. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers scheduled reversals of deferred tax liabilities, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If the Company were to change its assumptions or otherwise determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue
					Period-to-Period Change
	Three Months Ended		Nine Months Ended
					Three	Nine
	Aug 31,	Aug 31,	Aug 31,	Aug 31,	Month	Month
	2004	2003	2004	2003	Period	Period
Revenue:
Software licenses	37%	35%	39%	35%	21%	30%
Maintenance and services	63	65	61	65	12	10

Total revenue	100	100	100	100	15	17

Costs and expenses:
Cost of software licenses	2	2	3	3	10	11
Cost of maintenance and services	14	17	15	17	(2)	2
Sales and marketing	40	39	40	40	15	17
Product development	17	17	17	17	15	17
General and administrative	11	11	11	11	16	15
Amortization of acquired intangibles	2	1	2	1	200	209
In-process research and development	—	—	1	0	—	*

Total costs and expenses	86	87	89	89	13	16

Income from operations	14	13	11	11	26	25
Other income	0	0	1	0	(75)	(53)

Income before provision for taxes	14	13	12	11	22	20
Provision for income taxes	4	4	4	3	36	28

Net income	10%	9%	8%	8%	16%	16%

* not meaningful

The Company’s total revenue increased 15% from $77.7 million in the third quarter of fiscal 2003 to $89.3 million in the third quarter of fiscal 2004. Total revenue would have increased by approximately 10% if exchange rates had been constant in the third quarter of fiscal 2004 as compared to the exchange rates in effect in the third quarter of fiscal 2003. The Company’s total revenue increased 17% from $227.1 million in the first nine months of fiscal 2003 to $266.5 million in the first nine months of fiscal 2004. Total revenue would have increased by approximately 11% if exchange rates had been constant in the first nine months of fiscal 2004 as compared to the exchange rates in effect in the first nine months of fiscal 2003. In addition to the positive effect of changes in exchange rates, the Company’s revenue increased due to software license and maintenance revenue derived from the products acquired as part of the DataDirect acquisition and software license and maintenance revenue growth of all of the Company’s major product lines including Progress OpenEdge, Sonic and ObjectStore.

Total revenue derived from the Sonic product line increased from $5.8 million in the third quarter of fiscal 2003 to $6.6 million in the third quarter of fiscal 2004 and increased from $16.8 million in the first nine months of fiscal 2003 to $19.3 million in the first nine months of fiscal 2004. Revenue from the ObjectStore product line increased from $3.6 million in the third quarter of fiscal 2003 to $5.2 million in the third quarter of fiscal 2004 and increased from $10.0 million in the first nine months of fiscal 2003 to $13.7 million in the first nine months of fiscal 2004. Revenue from the DataDirect product line, which was acquired in the acquisition of DataDirect Technologies, contributed $7.0 million of revenue in the third quarter of fiscal 2004 and $20.3 million in the first nine months of fiscal 2004. Revenue from the PeerDirect product line in each period was not significant.

Software license revenue increased 21% from $27.2 million in the third quarter of fiscal 2003 to $32.9 million in the third quarter of fiscal 2004 and increased 30% from $79.7 million in the first nine months of fiscal 2003 to $103.7 million in the first nine months of fiscal 2004. Software license revenue would have increased by approximately 16% if exchange rates had been constant in the third quarter of fiscal 2004 as compared to the exchange rates in effect in the third quarter of fiscal 2003, and would have increased by approximately 23% if exchange rates had been constant in the first nine months of fiscal 2004 as compared to the exchange rates in effect in the first nine months of fiscal 2003. The increase in software license revenue was positively affected by the addition of DataDirect, which accounted for 13% of software license revenue in the third quarter of fiscal 2004 and 12% in the first nine months of fiscal 2004. Software license revenue from indirect channels, including application partners which have written software applications utilizing Progress Software technology and which resell the Company’s products in conjunction with the sale of their applications and OEMs, and from sales to direct end users both increased in the third quarter of fiscal 2004 as compared to the third quarter of fiscal 2003. Software license revenue from the Progress OpenEdge product set increased year over year, primarily within the database products. Software license revenue also increased from newer products such as the Sonic and ObjectStore product lines.

Maintenance and services revenue increased 12% from $50.5 million in the third quarter of fiscal 2003 to $56.5 million in the third quarter of fiscal 2004 and increased 10% from $147.3 million in the first nine months of fiscal 2003 to $162.8 million in the first nine months of fiscal 2004. Maintenance and services revenue would have increased by approximately 7% if exchange rates had been constant in the third quarter of fiscal 2004 as compared to the exchange rates in effect in the third quarter of fiscal 2003, and would have increased by approximately 4% if exchange rates had been constant in the first nine months of fiscal 2004 as compared to the exchange rates in effect in the first nine months of fiscal 2003. The increase in maintenance and services revenue was also the result of growth in the Company’s installed customer base, renewal of maintenance and the acquisition of DataDirect, partially offset by a decline in professional services revenue. The decline in services revenue was primarily the result of decreases in consulting revenue in the Europe, Middle East and Africa (EMEA) region as a result of economic conditions and a slower overall market for professional services.

Total revenue generated in markets outside North America increased 14% from $45.2 million in the third quarter of fiscal 2003 to $51.6 million in the third quarter of fiscal 2004, primarily due to revenue in EMEA increasing by 19%, and represented 58% of total revenue in each of the third quarter of fiscal 2004 and the third quarter of fiscal 2003. Total revenue generated in markets outside North America would have represented 56% of total revenue if exchange rates had been constant in the third quarter of fiscal 2004 as compared to the exchange rates in effect in the third quarter of fiscal 2003.

Total revenue generated in markets outside North America increased 12% from $136.6 million in the first nine months of fiscal 2003 to $153.1 million in the first nine months of fiscal 2004 and represented 57% of total revenue in the first nine months of fiscal 2004 as compared to 60% in the first nine months of fiscal 2003. Revenue from the three major regions outside of North America, consisting of EMEA, Latin America and Asia Pacific, each increased in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003. Total revenue generated in markets outside North America would have represented 55% of total revenue if exchange rates had been constant in the first nine months of fiscal 2004 as compared to the exchange rates in effect in the first nine months of fiscal 2003.

The Company anticipates total revenue in the fourth quarter of fiscal 2004 to be in the range of $93 million to $95 million, representing an increase of 13% to 16% as compared to the fourth quarter of fiscal 2003. This level of revenue would result in total revenue for all of fiscal 2004 being in the range of $360 million to $362 million, representing an increase of 16% to 17% over fiscal 2003 amounts. This revenue expectation is based on the continued success of the Company’s application partners and other channel partners, continued improvement in the Company’s ability to generate new business in end user accounts and continued growth and success from the newer DataDirect, Sonic and ObjectStore product lines. However, external factors, such as geopolitical issues or a significant strengthening of the U.S. dollar against currencies from which the Company derives a significant portion of its business, could negatively impact its revenue expectation.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, electronic software distribution, royalties and amortization of capitalized software costs. Cost of software licenses increased 10% from $1.9 million in the third quarter of fiscal 2003 to $2.1 million in the third quarter of fiscal 2004, but decreased as a percentage of software license revenue from 7% to 6%. Cost of software licenses increased 11% from $6.3 million in the first nine months of fiscal 2003 to $7.0 million in the first nine months of fiscal 2004, but decreased as a percentage of software license revenue from 8% to 7%. The dollar increase was primarily due to higher royalty expense for products and technologies licensed from third parties. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased 2% from $13.1 million in the third quarter of fiscal 2003 to $12.8 million in the third quarter of fiscal 2004 and decreased as a percentage of maintenance and services revenue from 26% to 23%. Cost of maintenance and services increased 2% from $39.0 million in the first nine months of fiscal 2003 to $39.6 million in the first nine months of fiscal 2004, but decreased as a percentage of maintenance and services revenue from 26% to 24%. The maintenance and services revenue margin improvement was due to maintenance revenue, which has a substantially higher margin than professional services revenue, representing a greater proportion of the total maintenance and services revenue in 2004. The dollar decrease in the third quarter of fiscal 2004 was due to lower professional services expenses related to the year over year decrease in such revenue. The dollar increase in the first nine months of fiscal 2004 was due to the impact of year-over-year changes in exchange rates and additional technical support personnel and related costs associated with DataDirect, partially offset by lower expenses in professional services. The Company’s technical support, education and consulting headcount decreased by 2% from the end of the third quarter of fiscal 2003 to the end of the third quarter of fiscal 2004.

Sales and marketing expenses increased 15% from $30.7 million in the third quarter of fiscal 2003 to $35.3 million in the third quarter of fiscal 2004 and increased as a percentage of revenue from 39% to 40%. Sales and marketing expenses increased 17% from $91.9 million in the first nine months of fiscal 2003 to $107.6 million in the first nine months of fiscal 2004 and remained the same percentage of revenue at 40%. The increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses resulting from the acquisition of DataDirect as well as a slight increase in the level of discretionary marketing spending for trade shows, advertising campaigns, lead generation, direct mail solicitations and other events. Expenses also increased due to the impact of year-over-year changes in exchange rates as a significant percentage of sales and marketing expenses are incurred outside of North America. The Company’s sales, sales support and marketing headcount increased by 3% from the end of the third quarter of fiscal 2003 to the end of the third quarter of fiscal 2004.

Product development expenses increased 15% from $13.0 million in the third quarter of fiscal 2003 to $14.9 million in the third quarter of fiscal 2004, but remained approximately the same percentage of revenue at 17%. Product development expenses increased 17% from $38.2 million in the first nine months of fiscal 2003 to $44.8 million in the first nine months of fiscal 2004, but remained the same percentage of total revenue at 17%. The dollar increase was primarily due to an increase in headcount and related expenses resulting from the acquisition of DataDirect. There were no capitalized software development costs in the third quarter of either fiscal 2003 or fiscal 2004, due to the timing and stage of development of projects that might qualify for capitalization under the Company’s software capitalization policy. Capitalized software costs associated with Progress OpenEdge 10 totaled $0.3 million in the first nine months of fiscal 2004 as compared to none in the first nine months of fiscal 2003. The Company’s product development headcount increased 21% from the end of the third quarter of fiscal 2003 to the end of the third quarter of fiscal 2004.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 16% from $8.3 million in the third quarter of fiscal 2003 to $9.7 million in the third quarter of fiscal 2004, but remained the same percentage of revenue at 11%. General and administrative expenses increased 15% from $25.3 million in the first nine months of fiscal 2003 to $29.2 million in the first nine months of fiscal 2004, but remained the same percentage of revenue at 11%. The dollar increase was primarily due to headcount related costs, higher transition and integration costs associated with acquisitions, higher professional services fees and the impact of changes in exchange rates. The Company’s administrative headcount increased 7% from the end of the third quarter of fiscal 2003 to the end of the third quarter of fiscal 2004.

Amortization of acquired intangibles increased from $0.6 million in the third quarter of fiscal 2003 to $1.8 million in the third quarter of fiscal 2004. Amortization of acquired intangibles increased from $1.7 million in the first nine months of fiscal 2003 to $5.2 million in the first nine months of fiscal 2004. The increase was due to amortization expense associated with the acquisition of DataDirect. The Company expects amortization of acquired intangibles to total approximately $1.8 million in the fourth quarter of fiscal 2004 and to total approximately $7.0 million for all of fiscal 2004.

Acquired in-process research and development from the acquisition of DataDirect totaled $2.6 million in the first nine months of fiscal 2004 and was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. The value of in-process research and development was determined based on an independent appraisal from a third party. In the first nine months of fiscal 2003, the Company incurred $0.2 million of in-process research and development related to the acquisition of eXcelon.

Income from operations as a percentage of total revenue increased from 13% in the third quarter of fiscal 2003 to 14% in the third quarter of fiscal 2004. Noncash charges for amortization of purchased intangibles represented 1% of total revenue in the third quarter of fiscal 2003 as compared to 2% of total revenue in the third quarter of fiscal 2004. Income from operations as a percentage of total revenue remained approximately the same at 11% in each of the first nine months of fiscal 2003 and the first nine months of fiscal 2004. Noncash charges for amortization of purchased intangibles and in-process research and development represented 1% of total revenue in the first nine months of fiscal 2003 as compared to 3% of total revenue in the first nine months of fiscal 2004. If the Company is able to meet its forecasted revenue target and expenses occur as planned in the fourth quarter of fiscal 2004, the Company expects operating income as a percentage of revenue to be between 12% and 13% for all of fiscal 2004.

Other income decreased 75% from $0.4 million in the third quarter of fiscal 2003 to $0.1 million in the third quarter of fiscal 2004 and decreased 53% from $1.6 million in the first nine months of fiscal 2003 to $0.7 million in the first nine months of fiscal 2004. The decrease was primarily due to lower interest income, resulting from lower interest rates and the reduction in cash and short-term investment balances due to the acquisition of DataDirect.

The Company’s effective tax rate was 30% in the third quarter and first nine months of fiscal 2003 as compared to 33% in the third quarter and 32% in the first nine months of fiscal 2004. The third quarter of fiscal 2004 included an adjustment of $0.2 million to reflect a change in the estimated effective tax rate for the full fiscal year from 31% to 32%. The Company estimates that its effective tax rate will remain at approximately 32% in the fourth quarter of fiscal 2004.

Liquidity and Capital Resources

The Company’s cash and short-term investments totaled $185.4 million at August 31, 2004. The decrease of $33.7 million since the end of fiscal 2003 resulted primarily from the acquisition of DataDirect and stock repurchases, partially offset by cash generated from operations and proceeds from exercises of stock options and stock issuances under the Company’s stock purchase plan.

The Company generated $55.4 million in cash from operations in the first nine months of fiscal 2004 and $46.5 million in the first nine months of fiscal 2003. The increase in cash generated from operations in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 was primarily due to higher net income and changes in operating assets and liabilities.

Accounts receivable decreased by $1.8 million from the end of fiscal 2003. Accounts receivable days sales outstanding (DSO) decreased by 6 days to 51 days at the end of the third quarter of fiscal 2004 as compared to 57 days at the end of fiscal 2003 and increased by 2 days from 49 days at the end of the third quarter of fiscal 2003. The third quarter of each fiscal year is typically the quarter-end period within the year with the lowest DSO due to a lower proportion of annual customer billings for maintenance renewals occurring in this quarterly period. The Company targets a DSO range of 60 to 80 days.

The Company purchased property and equipment totaling $5.9 million in the first nine months of fiscal 2004 and $4.4 million in the first nine months of fiscal 2003. The purchases consisted primarily of computer equipment and software. The Company financed these purchases primarily from cash generated from operations.

The Company purchased and retired approximately 600,000 shares of its common stock for $12.1 million in the first nine months of fiscal 2004 and approximately 668,000 shares of its common stock for $11.7 million in the first nine months of fiscal 2003. The Company financed these purchases primarily from cash generated from operations.

In September 2004, the Board of Directors authorized, for the period from October 1, 2004 through September 30, 2005, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times that the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans.

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

On September 27, 2004, the Company announced the signing of a definitive agreement to acquire Persistence Software, Inc. (Persistence), a provider of data access and caching software, in an all-cash transaction for a purchase price of $5.70 per share or approximately $16 million in the aggregate. Upon the closing of the transaction, Persistence will become part of ObjectStore. The acquisition has been approved by the boards of directors of the Company and Persistence and is subject to the approval of Persistence’s stockholders. The acquisition is expected to close within 90 days, subject to satisfaction of customary closing conditions.

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

Global Economic and Political Conditions - The global economic and political environment and the current business climate could impact the Company’s revenue and net income in the near term. Political instability, oil price shocks and armed conflict in various regions of the world also contribute to economic uncertainty. If customers’ buying patterns, such as decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there will be a material adverse effect on the Company’s business, financial condition and operating results.

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

The Company derives a significant portion of its revenue from its core product line, Progress OpenEdge, and other products that complement OpenEdge and are generally licensed only in conjunction with OpenEdge. Accordingly, the Company’s future results depend on continued market acceptance of OpenEdge and any factor adversely affecting the market for OpenEdge could have a material adverse effect on the Company’s business, financial condition and operating results.

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

Acquisitions - As part of its business strategy, the Company has made and expects to continue to make acquisitions of businesses or investments in companies that offer complementary products, services and technologies, such as the acquisition of DataDirect at the beginning of fiscal 2004. Such acquisitions or investments involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from the Company’s ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on the Company’s business, financial condition and operating results. Consideration paid for future acquisitions, if any, could include company stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

Distribution Channels and New Markets - Future results also depend upon the Company’s continued successful distribution of its products through its application partner (AP) and OEM channels and may be impacted by downward pressure on pricing, which may not be offset by increases in volume. APs utilize technology from the Company to create their applications and resell the Company’s products along with their own applications. OEMs embed the Company’s products within their software product or technology device. Any adverse effect on the APs’ or OEMs’ businesses related to competition, pricing and other factors could also have a material adverse effect on the Company’s business, financial condition and operating results.

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

Exposure to market rate risk for changes in interest rates relates to the Company’s investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high-quality issuers and has policies limiting, among other things, the amount of credit exposure to any one issuer. The Company limits default risk by purchasing only investment-grade securities. The Company’s investments have an average remaining maturity of less than two years and are primarily fixed-rate instruments. In addition, the Company has classified all its debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial.

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies, primarily in EMEA and Asia Pacific, against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are generally recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at August 31, 2004 was $76.2 million. Unrealized market value gains on such contracts were immaterial at August 31, 2004. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 6% and the Company’s net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding forward contracts, which mature in ninety days or less, at August 31, 2004 where the notional amount is determined using contract exchange rates:

(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	for U.S. Dollars	for Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*
Brazilian real	$368	—	2.99
Euro	—	$8,298	0.83
Japanese yen	4,288	—	109.61
South African rand	712	—	6.75
U.K. pound	1,432	—	0.56

	$6,800	$8,298

* expressed as local currency unit per U.S. dollar

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable

(c) Stock Repurchases

(in thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased (1)	Per Share	Or Programs	Programs (2)
June 1, 2004 – June 30, 2004	—	—	—	9,784
July 1, 2004 – July 31, 2004	251	$19.56	251	9,533
August 1, 2004 – August 31, 2004	152	$19.06	152	9,381

	403	$19.37	403	9,381

(1) all shares were purchased in open market transactions

(2) in September 2003, the Board of Directors authorized, for the period from October 1, 2003 through September 30, 2004, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times that the Company deems such purchases to be an effective use of cash

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

31.1	- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Joseph W. Alsop

31.2	- Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Norman R. Robertson

32.1	- Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

b)	Reports on Form 8-K

The Company filed a report on Form 8-K on June 17, 2004, furnishing, under Item 7, a copy of a press release related to the Company’s second quarter financial results, and identifying such press release as required by Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION

(Registrant)

Dated: September 30, 2004	/s/ Joseph W. Alsop
Joseph W. Alsop
Chief Executive Officer (Principal Executive Officer)

Dated: September 30, 2004	/s/ Norman R. Robertson
Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: September 30, 2004	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)