Form 10-K
period 2004-11-30
PROGRESS SOFTWARE CORP /MA
filed 2005-02-14
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2004

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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☑ No ☐

As of May 31, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $579,000,000.

As of January 31, 2005, there were 36,545,000 common shares outstanding.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2005 are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2004

PART I

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-K, and other information provided by the Company or statements made by its directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company “expects,” “estimates,” “believes,” “is planning” or “plans to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described in greater detail in Item 7 of this Form 10-K under the heading “Factors That May Affect Future Results” and include, but are not limited to, the timing of the receipt and shipment of new orders, the success of the Company’s distribution channels, the timely release of enhancements to the Company’s products, the growth rates of certain market segments, the positioning of the Company’s products in those market segments, success in the messaging and integration market, variations in the demand for professional services and product maintenance, including technical support, global economic conditions, pricing pressures and the competitive environment in the software industry, the impact of recent acquisitions and any future acquisitions on the Company’s business and the Company’s ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face. The Company undertakes no obligation to update any forward-looking statements it makes.

Item 1. Business

Progress Software Corporation (PSC or the Company) develops, markets and distributes software to simplify and accelerate the development, deployment, integration and management of business applications software. The mission of PSC is to deliver superior software products and services that empower partners and customers to dramatically improve their development, deployment, integration and management of quality applications worldwide. PSC seeks to achieve its mission by providing a robust set of software platforms, tools and services that simplify the process of delivering highly integrated and constantly evolving business applications that support an open, flexible and dynamic architecture. PSC’s products include development tools, databases, application servers, messaging servers, application management tools, data connectivity products and integration products for distributed and Web-based applications as well as for client/server applications.

PSC has four principal operating units. PSC’s largest operating unit conducts business as the Progress OpenEdge Division. The second operating unit is Sonic Software Corporation, which invented and is a leading provider of the enterprise service bus (ESB) and operates as a subsidiary of the Company. The third operating unit is ObjectStore, a division of PSC, providing advanced data management software for developing high performance real-time applications which require processing of large amounts of data. The ObjectStore division is also responsible for the PeerDirect product line and the products and people associated with the recently acquired business of Persistence Software, Inc. (Persistence). The fourth operating unit, DataDirect Technologies (DataDirect), was acquired in December 2003. DataDirect is a division of PSC and provides standards-based data connectivity software.

The Progress OpenEdge Division (OED) provides the Progress OpenEdge® platform, a set of development and deployment technologies, including the OpenEdge™ RDBMS, one of the leading embedded databases, that simplifies the job of building business applications. OED was formerly known as the Progress Company. OED released its latest version, OpenEdge 10, in December 2003. The goal of OED, in partnership with its more than 2,000 Application Partners (APs), is to enable end users to achieve a sustainable competitive advantage through AP developed business solutions that simplify end users’ operations, are fast to implement, provide one of the lowest total costs of ownership, and have unparalleled reliability.

Sonic Software Corporation provides distributed infrastructure products that integrate applications and orchestrate business processes across the extended enterprise.

PSC’s ObjectStore division, acquired in December 2002 as part of the acquisition of eXcelon Corporation (eXcelon), provides advanced data management software for developing real-time, high performance operational applications. ObjectStore products enable complex relationships among data elements to be modeled identically in memory and on disk, providing fast storage and retrieval of complex data structures at in-memory speeds. ObjectStore’s PeerDirect group supplies technology for distributed application and database deployment and management. Its flagship product suite, PeerDirect™ Distributed Enterprise, allows companies to centrally manage distributed applications and synchronize databases.

In December 2003, the Company completed its cash acquisition of certain assets and subsidiaries and the assumption of certain liabilities of DataDirect Technologies Limited for $87.5 million, net of cash acquired. DataDirect operates as a division of PSC. DataDirect provides data connectivity middleware including ODBC and JDBC drivers, .Net data providers, and XML query products.

In November 2004, the Company completed its cash acquisition of Persistence for approximately $11.8 million, net of cash acquired. The principal product of Persistence is data caching technology. The products and people associated with the Persistence business were combined with the ObjectStore operating unit.

Based upon the aggregation criteria for segment reporting within consolidated financial statements, PSC had two reportable segments in fiscal 2004: Application Development & Deployment, which primarily includes OED, ObjectStore and DataDirect, and Enterprise Application Integration, which principally represents Sonic Software.

More than half of PSC’s worldwide revenue is realized through its relationships with indirect channel partners, principally APs, independent software vendors that develop and market applications utilizing the Company’s technology. These APs sell business applications in diverse markets such as manufacturing, distribution, financial services, retail and health care. PSC also sells software products and services directly to the business groups and Information Technology (IT) organizations of businesses and governments. PSC operates in North America, Latin America, Europe, Middle East, Africa (EMEA) and the Asia/Pacific region through local subsidiaries as well as independent distributors. For financial information relating to business segments and international operations, see Note 11 of the Consolidated Financial Statements, included in this Annual Report on Form 10-K.

PSC Products

PSC develops, markets and distributes software for the development, deployment, integration and management of business applications. PSC provides development tools that empower developers to deliver high-quality applications. PSC delivers reliable, high-performance deployment and integration products—such as application servers, databases, ESBs and messaging servers—that are essential to the successful use of an application, result in a low total cost of ownership and extend the application’s lifecycle. The Company’s product lines are designed to continually integrate open standards and to deliver high levels of performance and scalability. PSC’s products are generally licensed under perpetual licenses.

OED’s OpenEdge product suite is a flexible, reliable and comprehensive business application development and deployment platform whose components are designed to work together. OpenEdge 10, released in December 2003, supports the latest advance in software development and deployment: Service Oriented Architecture (SOA). Under a SOA, applications are built as reusable services that can interoperate dynamically through industry standard web services interfaces. OpenEdge delivers flexibility that allows developers to leverage existing technology, effectively adopt new technology and connect applications with customers, partners and suppliers. OpenEdge 10 provides backward compatibility to the Company’s previous release, Progress Version 9.

Sonic Software Corporation is focused on providing infrastructure software for enterprise messaging, integration and interoperability. The core Sonic product, Sonic ESB®, enables the configuration, reliable connection, mediation and control of software services and their interactions. Sonic ESB is particularly well-suited for integrating large numbers of mission critical applications that must interoperate across a global enterprise and with its many business partners. Sonic Software also offers SonicMQ®, a highly scalable messaging server. The ObjectStore® product set from the ObjectStore division provides a technology solution for developing reliable, high performance data management and data caching support for applications. DataDirect’s primary product for standards-based database connectivity is DataDirect Connect®.

The following descriptions, organized by technology groups, provide details about the Company’s significant products:

Development Products

OpenEdge™ Studio

OpenEdge™ Studio provides developers with a unified, highly productive development environment for building complex distributed business applications. OpenEdge Studio presents one workbench and one set of tools for developing a range of applications from client/server models to transaction processing over the Internet. OpenEdge contains Progress® AppBuilder, a central workbench that provides visual tools for defining objects, laying out interfaces and linking data, and the 4GL Development System, a toolset for writing Progress applications that includes an editor, compiler, data dictionary and data administration utilities.

WebSpeed® Workshop

WebSpeed® Workshop is a solution for building and deploying highly scalable, business Web applications that process large volumes of transactions. WebSpeed WorkShop combines a visual toolset, packaged Web objects, and SpeedScript, a scripting language specially purposed for internet applications to create a productive development environment.

Stylus Studio®

Stylus Studio® is an advanced eXtensible Mark-up Language (XML) development environment. Stylus Studio includes numerous XML-related data maps, editors and debuggers. Stylus Studio has the capability to query and update relational data using the SQL/XML standard. Stylus Studio includes XQuery (XML Query) Tools, a standards-based, advanced XQuery development environment.

Deployment Products

OpenEdge™ RDBMS

The OpenEdge RDBMS products are high-performance relational databases that can scale from a single-user Windows system to symmetric multiprocessing (SMP) and cache coherent non-uniform memory access (ccNUMA) systems, supporting thousands of concurrent users. In addition to offering scalability and a low total cost of ownership, the OpenEdge RDBMS products offer high availability, reliability, performance, and platform portability. OpenEdge provides flexible data storage capabilities that allow multiple clients to access the same data via Progress 4GL or SQL access via Open DataBase Connectivity (ODBC) and Java DataBase Connectivity (JDBC). OpenEdge RDBMS products integrate with enterprise applications, tools and numerous third-party data management systems. The three OpenEdge RDBMS products – Enterprise, Workgroup and Personal — allow users to select a solution that satisfies their business objectives.

The OpenEdge Enterprise RDBMS is designed for mid-size and large user environments and the transaction processing throughput of high volume SQL-based and Progress 4GL-based on-line transaction processing (OLTP) applications. The OpenEdge Enterprise RDBMS was developed with a flexible, multithreaded, multiserver architecture. The OpenEdge Enterprise RDBMS is a powerful, open and large-scale enterprise database that can run across multiple hardware platforms and networks. The architecture of the OpenEdge storage engine lets applications take advantage of powerful computing systems. With support for over 10,000 concurrent users and numerous terabytes of data, it provides the capacity for large-scale, high-performance computing.

The OpenEdge Workgroup RDBMS, which offers many of the same powerful capabilities as the OpenEdge Enterprise RDBMS, is designed for deployment in a departmental or small business environment that involves a limited number of users (up to fifty). This department-level solution provides high performance, multi-user support and cross-platform interoperability. The OpenEdge Workgroup RDBMS runs on a wide variety of hardware and operating system platforms. The OpenEdge Personal RDBMS is bundled with OpenEdge development tools and is suitable for deploying single-user SQL-based and 4GL-based applications and for developing, prototyping and testing applications.

OpenEdge™ Application Server

OpenEdge™ Application Server supports an open, component-based model for partitioning applications and enables applications to be transformed into modular elements within an integrated environment. This enables business logic to be more easily distributed and reused. OpenEdge Application Server provides open, standards-based interoperability and integration to ensure that applications can support multiple user interface and integration methodologies. OpenEdge Application Server includes WebSpeed Transaction Server which is designed for high-throughput transaction processing over the Internet.

There are two editions of OpenEdge Application Server to address varying processing needs. OpenEdge Application Server Basic Edition provides a solution for deploying simple yet dynamic business applications for some small and mid-size businesses. OpenEdge Application Server Enterprise Edition provides an application server solution for mid-size and large businesses. The Enterprise Edition provides the foundation for delivering service-oriented architecture (SOA) and next-generation integration, including Web services, SonicMQ messaging and Sonic ESB.

OpenEdge™ DataServers

OpenEdge DataServers provide developers with a transparent interface to a wide range of database management systems. These products offer full read, write, update, insert and delete capabilities to diverse data management systems and enable developers to write OpenEdge-based applications once and deploy them across numerous data sources. OpenEdge DataServers provide native access to Oracle and Microsoft SQL Server and access to a wide range of ODBC-compliant data sources, including IBM DB2, IBM Informix On-Line and Sybase.

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

ObjectStore® EdgeXtend®

ObjectStore® EdgeXtend® provides a distributed data caching infrastructure that is automatically generated using model-driven, object-relational mapping tools. This data access and caching layer is designed to minimize bottlenecks in custom enterprise applications by optimizing relational database access. ObjectStore EdgeXtend provides graphical object-relational mapping tools and model-driven, interactive code generation designed to accelerate development. Built-in intelligent cache design incorporates the object model and schema for high performance. Cache clustering capabilities provide scalability and high availability.

DataDirect Connect®

DataDirect Connect for ODBC is a clientless wire protocol ODBC driver for all major databases, including IBM DB2, Informix, Oracle, Microsoft SQL Server, Progress OpenEdge and Sybase. Wire protocol drivers eliminate the need for the database vendor’s client software, thereby making applications easier to configure, deploy and maintain, and increases data access speeds. DataDirect Connect for JDBC is a Type 4 JDBC driver for high-performance database connectivity. DataDirect Connect for JDBC drivers support the latest database features, such as JTA (Java Transaction API). Other products from DataDirect include Connect64 for ODBC, Connect for .NET, Connect for ADO and Connect for SQL/XML.

Integration and Messaging Products

Sonic ESB®

Sonic ESB is an enterprise service bus which is designed to simplify the integration and flexible reuse of business components using a standards-based, service-oriented architecture. Sonic ESB is designed to allow architects to dynamically configure the reliable connection, mediation and control of services and their interactions. Sonic ESB spans clusters and security infrastructures to form a federated environment which can be managed from any point. With its configurable service interaction that eliminates hard-wired dependencies, Sonic ESB is designed to make it easier to deploy initial projects and, without recoding, evolve, scale, and extend them throughout the enterprise.

SonicMQ®

SonicMQ is a standards-based enterprise messaging system that is designed to deliver high performance, management capabilities and scalability for large enterprise deployments. The patent-pending Sonic Continuously Available Architecture (CAA™) is designed to ensure continuous system performance while the Dynamic Routing Architecture® and advanced clustering technologies are designed to ensure scalability to large numbers of messages, users and brokers. Sonic CAA provides high availability for SonicMQ message brokers, SonicMQ clients and the communications among clients, brokers, and destinations. The advanced distributed management and deployment infrastructure of SonicMQ simplifies operations and lowers the total cost of ownership for business-critical communication across the enterprise. SonicMQ is designed to have strong authentication, authorization, and encryption support to ensure that messages and systems are protected inside and outside the firewall. With its guaranteed message delivery system that ensures messages are not lost due to software, network, or hardware failure, SonicMQ is utilized for very complex business transactions and mission-critical communications.

Sonic Orchestration Server™

Sonic Orchestration Server™ extends the intelligent routing capabilities of the Sonic ESB to enable the modeling, automation, and management of complex, stateful business processes across the extended enterprise. The Orchestration Server leverages the reach of the ESB to include participating services in a coordinated and managed business process.

Sonic XML Server™

Sonic XML Server™ provides high-speed XML processing, storage, and query services for management of Sonic ESB operational data. By processing XML messages in their native XML format, Sonic XML Server is designed to be fast, without imposing restrictions on XML message schema. Sonic XML Server can be used as an operational data cache and aggregation service and it can be deployed anywhere on the Sonic ESB to enhance performance, or support data warehousing, business event management, auditing and non-repudiation applications.

Management Products

PeerDirect® Distributed Enterprise

PeerDirect® Distributed Enterprise offers patented technology for two-way, read-write replication of databases and applications, supporting companies that need to manage data across multiple sites, geographies or systems. This technology enables enterprises to effectively distribute business applications within an enterprise or to remote offices and users, improving the quality of service and system availability. PeerDirect Mobilized Enterprise and PeerDirect Remote Office are products in the PeerDirect Distributed Enterprise suite that leverage patented technology for application distribution and data synchronization. PeerDirect Mobilized Enterprise enables centralized control of applications and their databases, while automatically provisioning the same application on mobile computers. PeerDirect Remote Office enables applications and associated data to be managed centrally even when deployed in remote offices.

Progress® Fathom™

Progress® Fathom™ is a set of enterprise-class application management tools designed to increase the availability and performance of business systems. Progress Fathom enhances the availability and performance of Progress-based applications through system monitoring, alerting and automatic handling of corrective actions.

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

PSC’s product development staff consisted of 381 employees as of November 30, 2004. The Company has six development offices in North America and one in Belgium. In fiscal years 2004, 2003 and 2002, PSC spent $60.7 million, $50.5 million and $42.0 million, respectively, on product development, of which $0.3 million in fiscal 2004 and $0.4 million in fiscal 2003 was capitalized. No amounts were capitalized in fiscal 2002.

Customers

PSC globally markets its products primarily through APs and, to some extent, directly to end users. Purchasers of Progress-based applications are generally either business managers or IT managers in corporations and government agencies. In addition, the DataDirect, ObjectStore and Sonic product lines are also marketed to OEMs who embed and resell these products as part of an integrated solution. International distributors are generally located in countries where PSC does not have a direct presence. No single customer has accounted for more than 10% of PSC’s total revenue in any of its last three fiscal years.

Application Partners

The Company’s APs cover a broad range of markets, offer an extensive library of business applications and are a source of follow-on revenue. PSC maintains on-line application catalogs and includes APs in trade shows and other marketing programs. PSC also has kept entry costs for APs low to encourage a wide variety of APs to build applications. An AP typically takes six to twelve months to develop an application. Although many of the Company’s APs have developed successful applications and have large installed customer bases, others are engaged in earlier stages of product development and marketing and may not contribute follow-on revenue to PSC for some time, if at all. However, if an AP succeeds in marketing its applications, PSC obtains follow-on revenue as the AP licenses the Company’s deployment products to allow its application to be installed and used by customers. OED offers a subscription model alternative to the traditional perpetual license model for APs who have chosen to enable their business applications under a “software as a service” business model.

Direct End Users

PSC licenses its products directly to corporations, government agencies and other organizations. Many end users who purchase AP applications also purchase PSC’s development tools to supplement their internal application development or purchase add-on products directly from PSC. Like APs, end user customers also license deployment products for internal applications.

Sales and Marketing

PSC sells its products through its direct sales force in the United States and in over 25 other countries and through independent distributors in over 30 countries outside North America. The sales, marketing and service groups are organized by operating company and by regions within each operating company as applicable. OED operates by region in North America, EMEA, Asia/Pacific and Latin America. DataDirect, ObjectStore and Sonic Software operate by region within North America, EMEA and Japan. PSC believes that this structure allows it to maintain direct contact with and support the diverse market requirements of its customers. PSC’s international operations provide focused local marketing efforts and are able to respond directly to changes in local conditions.

Sales personnel are responsible for developing direct end user accounts, recruiting new AP accounts, assisting APs in marketing, closing major accounts and servicing existing customers. PSC actively seeks to avoid conflict between the sales efforts of its APs and the Company’s own direct sales efforts. PSC uses its inside sales and customer service groups to enhance its direct sales efforts and to generate new business and follow-on business from existing customers. These groups may provide evaluation copies to APs or end user organizations to help qualify them as prospective customers, and also sell additional development and deployment products to existing customers.

The marketing groups within PSC and each operating unit conduct a variety of marketing programs designed to ensure a stream of market-ready products, assist APs with marketing, raise general awareness of PSC and its operating companies, generate leads for the sales organization and promote the various product lines. These programs include public relations, direct mail, participation in trade shows, advertising and production of collateral literature. In fiscal 2004, the Company held three regional user conference events in the United States, Spain and Australia.

Customer Support

PSC’s technical support staff provides telephone support to application developers and end-users. Customers may purchase maintenance services entitling them to software updates, technical support and technical bulletins. First year maintenance and any subsequent annual renewals are not included with the Company’s products and are purchased separately. PSC provides technical support to customers primarily through its technical support centers in Bedford, Massachusetts; Rotterdam, The Netherlands; Slough, United Kingdom; and Melbourne, Australia. Local technical support for specific products is provided in certain countries, primarily in Japan.

OED launched the Progress Software Developers Network (PSDN) to deliver information, education and software resources for creating business applications with Progress technology. PSDN facilitates the exchange of technical expertise within the Progress developer community. PSDN offers Progress partners access to Progress expertise via technical white papers, live chats with experts and Web seminars.

Professional Services

PSC’s global professional services organization delivers business solutions for customers through a combination of products, consulting and education. PSC’s consulting organization offers project management, custom development, programming, application implementation, Internet migration and other services. PSC’s consulting organization also provides services to Web-enable existing applications or to take advantage of the capabilities of new product releases. The Company’s education organization offers numerous training options, from traditional instructor-led courses to advanced learning modules available on CDs. Personnel at PSC’s international subsidiaries and distributors provide consulting and training services for customers located outside North America.

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

PSC seeks to protect the source code of its products as trade secrets and as unpublished copyrighted works. PSC owns twenty patents covering portions of its products. PSC also owns twenty-five patent applications for some of its other product technologies. Where possible, PSC seeks to obtain protection of its product names and service offerings through trademark registration and other similar procedures throughout the world.

DataDirect, DataDirect Connect, Dynamic Routing Architecture, EdgeXtend, ObjectStore, PeerDirect, Progress, Progress OpenEdge, Persistence, Sonic ESB, SonicMQ, Stylus Studio and WebSpeed are registered trademarks of Progress Software Corporation or one of its subsidiaries in the U.S. and/or other countries. Cache-Forward, DataDirect Connect64, Fathom, OpenEdge, Sonic Orchestration Server and Sonic XML Server are trademarks of Progress Software Corporation or one of its subsidiaries in the U.S. and other countries. Java and all Java-based marks are trademarks or registered trademarks of Sun Microsystems, Inc. in the U.S. and other countries. Any other trademarks or trade names appearing in this Form 10-K are the property of their respective owners.

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

Employees

As of November 30, 2004, PSC had 1,552 employees worldwide, including 612 in sales and marketing, 319 in customer support and services (including manufacturing and distribution), 381 in product development and 240 in administration. None of PSC’s U.S. employees is subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in that jurisdiction. PSC has experienced no work stoppages and believes its relations with employees are good.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company.

Name	Age	Position

Joseph W. Alsop	59	Co-Founder and Chief Executive Officer and Director

James D. Freedman	56	Senior Vice President and General Counsel

David G. Ireland	58	President, Progress OpenEdge

Gregory J. O’Connor	42	President, Sonic Software Corporation

Richard D. Reidy	45	President, DataDirect Technologies

Norman R. Robertson	56	Senior Vice President, Finance and Administration and Chief Financial Officer

Peter G. Sliwkowski	40	President, ObjectStore

Jeffrey R. Stamen	59	Senior Vice President, Corporate Strategy and Business Development

Mr. Alsop, a co-founder of PSC, has been a director and Chief Executive Officer since the Company’s inception in 1981.

Mr. Freedman was appointed Vice President and General Counsel in 1995 and was appointed Senior Vice President and General Counsel in August 2004. Mr. Freedman joined PSC in 1992.

Mr. Ireland joined the Company in 1997 as Vice President, Core Products and Services and was appointed Vice President and General Manager, Core Products and Services in 1998, Vice President and General Manager, Worldwide Field Operations in 1999 and President, Progress OpenEdge in 2000.

Mr. O’Connor was appointed Vice President, Apptivity Engineering in 1998 and was appointed Vice President, Sonic Engineering in 1999 and President, Sonic Software Corporation in 2001. Mr. O’Connor joined PSC in 1992.

Mr. Reidy was appointed Vice President, Development Tools in 1996 and was appointed Vice President, Product Development in 1997, Vice President, Products in 1999, Senior Vice President, Products and Corporate Development in 2000 and President, DataDirect Technologies in May 2004. Mr. Reidy joined PSC in 1985.

Mr. Robertson joined PSC in 1996 as Vice President, Finance and Chief Financial Officer and was appointed Vice President, Finance and Administration and Chief Financial Officer in 1997 and Senior Vice President, Finance and Administration and Chief Financial Officer in 2000.

Mr. Sliwkowski was appointed Vice President, Development in 1997 and President, ObjectStore in October 2004. Mr. Sliwkowski joined PSC in 1988.

Mr. Stamen joined the Company in June 2004 as Senior Vice President, Corporate Strategy and Business Development. From 1999 to 2004, Mr. Stamen was CEO of Syncra Systems, Inc., a software developer.

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

Item 2. Properties

PSC owns its principal administrative, sales, support, marketing and product development facility, which is located in a single building of approximately 165,000 square feet in Bedford, Massachusetts. In November 2004, PSC purchased an adjacent 40,000 square feet facility which will be used for office space and manufacturing and distribution. In addition, PSC maintains offices in leased facilities in approximately 20 other locations in North America and approximately 40 locations outside North America. The terms of leases generally range from one to seven years. PSC believes that its facilities are adequate for its current needs and that suitable additional space will be available as needed.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of PSC’s shareholders during the fourth quarter of the fiscal year ended November 30, 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Company’s common stock. The Company’s common stock trades on the Nasdaq National Market under the symbol PRGS.

Year Ended November 30,	2004		2003
	High	Low	High	Low
First Quarter	$24.46	$20.10	$15.98	$12.60
Second Quarter	24.75	17.87	20.43	13.76
Third Quarter	22.46	17.82	24.06	18.90
Fourth Quarter	23.33	18.97	24.00	20.33

The Company has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends to its shareholders in the near future. As of December 31, 2004, the Company’s common stock was held by approximately 8,500 shareholders of record or through nominee or street name accounts with brokers.

Information related to repurchases by the Company of its common stock by month in the fourth quarter of fiscal 2004 is as follows:

(in thousands, except per share data)
			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased (1)	per Share	or Programs	Programs (2)

Sep. 1, 2004 – Sep. 30, 2004	24	$19.28	24	9,357
Oct. 1, 2004 – Oct. 31, 2004	23	$19.63	23	9,977
Nov. 1, 2004 – Nov. 30, 2004	—	—	—	9,977

	47	$19.45	47	9,977

(1) All shares were purchased in open market transactions.

(2) In September 2003, the Board of Directors authorized, for the period from October 1, 2003 through September 30, 2004, the purchase of up to 10,000,000 shares of the Company’s common stock. In September 2004, the Board of Directors authorized, for the period from October 1, 2004 through September 30, 2005, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times that the Company deems such purchases to be an effective use of cash.

Item 6. Selected Financial Data

The following table sets forth selected financial data regarding the Company for the last five fiscal years.

(In thousands, except per share data)

Year ended November 30,	2004	2003	2002	2001	2000
Revenue	$362,662	$309,060	$273,123	$263,584	$273,080
Income from operations	46,364	36,752	28,224	21,305	38,695
Net income	32,101	27,074	20,587	17,643	33,651
Basic earnings per share	0.89	0.79	0.58	0.50	0.94
Diluted earnings per share	0.82	0.72	0.54	0.46	0.85
Cash and short-term investments	191,267	219,131	177,193	174,516	158,106
Total assets	446,814	367,770	290,166	299,380	278,805
Long-term debt, including current portion	2,438	—	—	—	—
Shareholders’ equity	266,978	222,041	172,963	185,176	166,813

As discussed below in Item 7 of this Annual Report on Form 10-K, the Company completed the acquisition of eXcelon in fiscal 2003 and the acquisitions of DataDirect and Persistence in fiscal 2004.

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

A significant portion of the Company’s revenue is derived from international operations. In fiscal 2004 as well as in fiscal years 2003 and 2002, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the Company’s results. Prior to that, the U.S. dollar was stronger and the Company’s results were adversely affected.

The Company conducts business through four operating units. The Company’s principal operating unit conducts business as the Progress OpenEdge Division (OED). OED provides the Progress® OpenEdge™ platform, a set of development and deployment technologies, including the OpenEdge RDBMS, one of the leading embedded databases, for building business applications. Sonic Software Corporation is focused on enterprise application integration and the emerging market for enterprise service bus (ESB) and operates as a subsidiary of the Company. Sonic Software Corporation delivers a distributed, standards-based communications and integration infrastructure, built on an ESB that integrates existing business applications and orchestrates business processes across the extended enterprise. The third operating unit is ObjectStore, a division of PSC, providing advanced data management software for developing high performance real-time applications which require processing of large amounts of data. ObjectStore was acquired in December 2002 as part of the acquisition of eXcelon Corporation (eXcelon). The ObjectStore division is also responsible for the PeerDirect product line. The fourth operating unit, the DataDirect division of PSC, provides standards-based data connectivity software.

In December 2003, the Company completed its cash acquisition of certain assets and subsidiaries and the assumption of certain liabilities of DataDirect Technologies Limited for approximately $87.5 million, net of cash acquired and subject to certain post-closing adjustments.

In November 2004, the Company completed its cash acquisition of Persistence for approximately $11.8 million, net of cash acquired. The principal product of Persistence is data caching technology. The products and people associated with the Persistence business were combined with the ObjectStore operating unit.

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

Allowance for Doubtful Accounts — The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates that the Company makes based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, changes to customer creditworthiness and current economic trends. If the Company used different estimates, or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts would be required and would increase bad debt expense.

Goodwill and Intangible Assets — The Company has goodwill and net intangible assets of $107.4 million at November 30, 2004. The Company assesses the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment charge would be recorded if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends or a significant decline in the stock price of the Company for a sustained period of time. The Company utilizes discounted cash flow models or valuation reports from third-party firms to determine the fair value of its reporting units. The Company must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.

Deferred Income Taxes — The Company had a net deferred tax asset of $28.8 million at November 30, 2004. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If the Company were to change its assumptions or otherwise determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of Total Revenue			Period-to-Period Change

				2004	2003
				Compared	Compared
Year Ended November 30,	2004	2003	2002	to 2003	to 2002

Revenue:
Software licenses	39%	35%	34%	28%	17%
Maintenance and services	61	65	66	11	11

Total revenue	100	100	100	17	13

Costs and expenses:
Cost of software licenses	2	3	4	6	(20)
Cost of maintenance and services	14	17	21	0	(8)
Sales and marketing	40	40	39	16	20
Product development	17	16	15	21	19
General and administrative	11	11	11	17	11
Amortization of acquired intangibles	2	1	0	209	358
In-process research and development	1	0	—	*	*

Total costs and expenses	87	88	90	16	11

Income from operations	13	12	10	26	30
Other income (expense), net	0	1	1	(56)	62

Income before provision for income taxes	13	13	11	22	32
Provision for income taxes	4	4	3	30	32

Net income	9%	9%	8%	19%	32%

* not meaningful

Fiscal 2004 Compared to Fiscal 2003

The Company’s total revenue increased 17% from $309.1 million in fiscal 2003 to $362.7 million in fiscal 2004. Total revenue would have increased by approximately 11% if exchange rates had been constant in fiscal 2004 as compared to the exchange rates in effect in fiscal 2003. In addition to the positive effect of changes in exchange rates, the Company’s revenue increased due to software license and maintenance revenue derived from the products acquired as part of the DataDirect acquisition and software license and maintenance revenue growth of all of the Company’s major product lines including Progress OpenEdge, Sonic and ObjectStore.

Total revenue from the Progress OpenEdge product line increased 7% from $272.5 million in fiscal 2003 to $290.3 million in fiscal 2004. Total revenue derived from the Sonic product line increased 14% from $23.0 million in fiscal 2003 to $26.2 million in fiscal 2004. Revenue from the ObjectStore product line increased 32% from $13.5 million in fiscal 2003 to $17.9 million in fiscal 2004. Revenue from the DataDirect product line, which was acquired in the December 2003 acquisition of DataDirect Technologies, contributed $28.2 million of revenue in fiscal 2004.

Software license revenue increased 28% from $109.7 million in fiscal 2003 to $140.5 million in fiscal 2004. Software license revenue would have increased by approximately 22% if exchange rates had been constant in fiscal 2004 as compared to the exchange rates in effect in fiscal 2003. The increase in software license revenue was positively affected by the addition of DataDirect, which accounted for 13% of software license revenue in fiscal 2004. Software license revenue from indirect channels, including application partners which have written software applications utilizing Progress Software technology and which resell the Company’s products in conjunction with the sale of their applications and OEMs, and from sales to direct end users, both increased in fiscal 2004 as compared to fiscal 2003. Software license revenue from the Progress OpenEdge product set increased year over year, primarily within the database products. Software license revenue also increased from newer products such as the Sonic and ObjectStore product lines.

Maintenance and services revenue increased 11% from $199.4 million in fiscal 2003 to $222.2 million in fiscal 2004. Maintenance and services revenue would have increased by approximately 5% if exchange rates had been constant in fiscal 2004 as compared to the exchange rates in effect in fiscal 2003. The increase in maintenance and services revenue was also the result of growth in the Company’s installed customer base, renewal of maintenance agreements and the acquisition of DataDirect, partially offset by a decline in professional services revenue. The decline in professional services revenue was primarily the result of a continued decrease in consulting revenue in the Europe, Middle East and Africa (EMEA) region as a result of economic conditions and a slower overall market for professional services.

Total revenue generated in markets outside North America increased 12% from $187.0 million in fiscal 2003 to $208.9 million in fiscal 2004 and represented 61% of total revenue in fiscal 2003 and 58% of total revenue in fiscal 2004. Revenue from the three major regions outside of North America, consisting of EMEA, Latin America and Asia Pacific, each increased in fiscal 2004 as compared to fiscal 2003. Total revenue generated in markets outside North America would have represented 55% of total revenue if exchange rates had been constant in fiscal 2004 as compared to the exchange rates in effect in fiscal 2003. The decrease in the percentage of business derived from international operations in fiscal 2004 is primarily the result of the addition of DataDirect. The customer base for DataDirect is more concentrated within North America.

The Company anticipates total revenue in fiscal 2005 to be in the range of $390 million to $400 million, representing an increase of 8% to 10% as compared to fiscal 2004. This revenue expectation assumes the continued success of the Company’s application partners and other channel partners, continued improvement in the Company’s ability to generate new business in end user accounts and continued growth and success from the newer product lines of DataDirect, ObjectStore and Sonic. However, many factors, including external factors such as geopolitical issues or a significant strengthening of the U.S. dollar against currencies from which the Company derives a significant portion of its business, could negatively impact this revenue expectation.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, electronic software distribution, royalties and amortization of capitalized software costs. Cost of software licenses increased 6% from $8.4 million in fiscal 2003 to $9.0 million in fiscal 2004, but decreased as a percentage of software license revenue from 8% to 6%. The dollar increase was primarily due to higher royalty expense for products and technologies licensed from third parties. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix. However, the Company expects the cost of software licenses for fiscal 2005 to remain at the lower end of the past few years’ historical range of 6% to 10% of the related software license revenue.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased less than 1% from $52.6 million in fiscal 2003 to $52.4 million in fiscal 2004, but decreased as a percentage of maintenance and services revenue from 26% to 24%. The maintenance and services revenue margin improvement was due to maintenance revenue, which has a substantially higher margin than professional services revenue, representing a greater proportion of the total maintenance and services revenue in 2004. The total dollar amount in fiscal 2004 increased due to the impact of year-over-year changes in exchange rates and additional technical support personnel and related costs associated with DataDirect, but were offset by lower outside contractor expenses in professional services. The Company’s technical support, education and consulting headcount increased by 5% from the end of fiscal 2003 to the end of fiscal 2004.

Sales and marketing expenses increased 16% from $125.7 million in fiscal 2003 to $146.2 million in fiscal 2004, but remained the same percentage of total revenue at 40%. The increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses resulting from the acquisition of DataDirect as well as a slight increase in the level of discretionary marketing spending for trade shows, advertising campaigns, lead generation, direct mail solicitations and other events. Expenses also increased due to the impact of year-over-year changes in exchange rates as a significant percentage of sales and marketing expenses are incurred outside of North America. The Company’s sales, sales support and marketing headcount increased by 7% from the end of fiscal 2003 to the end of fiscal 2004.

Product development expenses increased 21% from $50.1 million in fiscal 2003 to $60.4 million in fiscal 2004 and increased as a percentage of revenue from 16% to 17%. The most significant development efforts in fiscal 2004 related to the release of Progress OpenEdge 10, new releases of Sonic ESB and SonicMQ and updated versions of the DataDirect and ObjectStore product lines. The dollar increase was primarily due to an increase in headcount and related expenses resulting from the acquisition of DataDirect. Capitalized software costs associated with Progress OpenEdge 10 totaled $0.3 million in fiscal 2004 as compared to $0.4 million in fiscal 2003. Amounts capitalized represented less than 1% of total product development spending. The Company’s product development headcount increased 29% from the end of fiscal 2003 to the end of fiscal 2004.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 17% from $33.1 million in fiscal 2003 to $38.8 million in fiscal 2004, but remained the same percentage of revenue at 11%. The dollar increase was primarily due to headcount related costs, transition and integration costs associated with acquisitions, higher professional services fees and the impact of changes in exchange rates. The Company’s administrative headcount increased 10% from the end of fiscal 2003 to the end of fiscal 2004.

Amortization of acquired intangibles primarily represents the assigned value of intangible assets obtained in business combinations. Amortization of acquired intangibles increased from $2.3 million in fiscal 2003 to $7.1 million in fiscal 2004. The increase was due to amortization expense associated with the acquisition of DataDirect. The Company expects amortization of acquired intangibles to total approximately $7.9 million for fiscal 2005.

Acquired in-process research and development from the acquisition of DataDirect totaled $2.6 million in fiscal 2004 and was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. At the date of the acquisition, the Company anticipated the completed product being released in the first half of fiscal 2005. The value of in-process research and development was determined based on an independent appraisal from a third party. In fiscal 2003, the Company incurred $0.2 million of in-process research and development related to the acquisition of eXcelon.

Income from operations increased 26% from $36.8 million in fiscal 2003 to $46.4 million in fiscal 2004 and increased as a percentage of total revenue from 12% in fiscal 2003 to 13% in fiscal 2004. Noncash charges for amortization of purchased intangibles and in-process research and development increased from 1% of total revenue in fiscal 2003 to 3% of total revenue in fiscal 2004. If the Company is able to meet its forecasted revenue target and expenses occur as planned in fiscal 2005, the Company expects operating income as a percentage of revenue to be between 13% and 14% for fiscal 2005.

Other income decreased 56% from $1.9 million in fiscal 2003 to $0.8 million in fiscal 2004. The decrease was primarily due to lower interest income, resulting from lower interest rates and the reduction in cash and short-term investment balances due to the acquisition of DataDirect.

The Company’s effective tax rate was 30% in fiscal 2003 as compared to 32% in fiscal 2004. The increase in the effective tax rate was due to a change in expected rates for state taxes on deferred taxes and lower benefits from tax-exempt interest. See Note 9 of Notes to Consolidated Financial Statements. The IRS is currently examining the Company’s United States income tax returns for fiscal years through 2002. The Company has provided reserves for certain tax matters, both domestic and foreign, which it believes could result in additional tax being due. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate in the period when the audit is completed. Excluding the impact of the results of the IRS audit, the Company estimates that its effective tax rate will remain at approximately 32% in fiscal 2005.

Fiscal 2003 Compared to Fiscal 2002

The Company’s total revenue increased 13% from $273.1 million in fiscal 2002 to $309.1 million in fiscal 2003. Total revenue would have increased by 5% in fiscal 2003 if exchange rates had been constant in fiscal 2003 as compared to the exchange rates in effect in fiscal 2002.

Total revenue from the Progress OpenEdge product line increased 6% from $258.2 million in fiscal 2002 to $272.5 million in fiscal 2003. Total revenue derived from the Sonic product line, including the XML-based products acquired as part of the eXcelon acquisition, increased 54% from $15.0 million in fiscal 2002 to $23.0 million in fiscal 2003. Revenue from the ObjectStore product line, acquired as part of the eXcelon acquisition, totaled $13.5 million in fiscal 2003.

Software license revenue increased 17% from $93.5 million in fiscal 2002 to $109.7 million in fiscal 2003. Software license revenue would have increased by 10% in fiscal 2003 if exchange rates had been constant in fiscal 2003 as compared to the exchange rates in effect in fiscal 2002. The increase in software license revenue in fiscal 2003 was due to an increase in revenue from sales to direct end users and, to a lesser extent, APs. Software license revenue from the Progress product set increased year over year, primarily within the database product and other deployment and management products. Software license revenue also increased from new products, such as the Sonic product line, as well as from ObjectStore.

Maintenance and services revenue increased 11% from $179.7 million in fiscal 2002 to $199.4 million in fiscal 2003. Maintenance and services revenue would have increased by 3% in fiscal 2003 if exchange rates had been constant in fiscal 2003 as compared to the exchange rates in effect in fiscal 2002. The increase in maintenance and services revenue was the result of growth in the Company’s installed customer base and renewal of maintenance contracts, partially offset by a decline in services revenue. The decline in professional services revenue was primarily the result of decreases in consulting revenue in EMEA and the Latin America region due to fewer projects as a result of economic conditions and a slower overall market for professional services. Education revenue also decreased in fiscal 2003 as compared to fiscal 2002.

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

Cost of software licenses decreased 20% from $10.5 million in fiscal 2002 to $8.4 million in fiscal 2003 and decreased as a percentage of software license revenue from 11% to 8%. The dollar and percentage decreases were primarily due to lower royalty expense for products and technologies licensed from third parties and lower amortization expense from previously capitalized software costs.

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

Sales and marketing expenses increased 20% from $105.1 million in fiscal 2002 to $125.7 million in fiscal 2003 and increased as a percentage of total revenue from 39% to 40%. The dollar and percentage increases in sales and marketing expenses were due to the addition of sales and marketing personnel and related expenses assumed in the acquisition of eXcelon, as well as an increase in the level of discretionary marketing spending for trade shows, advertising campaigns, lead generation, direct mail solicitations and other events. Expenses also increased in fiscal 2003 due to year-over-year changes in exchange rates as a significant percentage of sales and marketing expenses are incurred outside of North America. The Company increased its sales, sales support and marketing staff by 4% from the end of fiscal 2002 to the end of fiscal 2003.

Product development expenses increased 19% from $42.0 million in fiscal 2002 to $50.1 million in fiscal 2003 and increased as a percentage of total revenue from 15% to 16%. The dollar and percentage increases were primarily due to the addition of development personnel for the ObjectStore and XML product groups from the eXcelon acquisition. The major product development efforts in fiscal 2003 primarily related to the development and enhancement of the next release of the OpenEdge platform, the Company’s principal product line, a new release of

ObjectStore and new products such as SonicESB, SonicMQ, Dynamics, Fathom and PeerDirect Replication Engine. The Company capitalized $0.4 million of software development costs in fiscal 2003 and none in fiscal 2002. The amount capitalized in fiscal 2003 represented less than 1% of total product development costs that year. The Company increased its product development staff by 19% from the end of fiscal 2002 to the end of fiscal 2003.

General and administrative expenses increased 11% from $29.8 million in fiscal 2002 to $33.1 million in fiscal 2003, but remained the same percentage of total revenue at 11%. General and administrative expenses increased primarily due to higher headcount-related costs, the impact of changes in exchange rates and an increase in amortization expense from acquired intangible assets. The expense increase in fiscal 2003 also was due to transition and integration costs associated with the acquisition of eXcelon. The Company increased its administrative staff by 5% from the end of fiscal 2002 to the end of fiscal 2003.

Amortization of acquired intangibles increased from $0.5 million in fiscal 2002 to $2.3 million in fiscal 2003. The increase was due to amortization expense associated with the acquisition of eXcelon.

Acquired in-process research and development of $0.2 million was expensed when the acquisition of eXcelon was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. At the date of the acquisition, the Company anticipated the completed product being released in the second half of fiscal 2003.

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

Liquidity and Capital Resources

The Company’s cash and short-term investments totaled $191.3 million at November 30, 2004. The decrease of $27.8 million since the end of fiscal 2003 resulted primarily from the acquisitions of DataDirect and Persistence and stock repurchases, partially offset by cash generated from operations and proceeds from exercises of stock options and stock issuances under the Company’s stock purchase plan.

In fiscal years 2004, 2003 and 2002, the Company generated $72.2 million, $57.7 million and $44.4 million, respectively, in cash from operations. The increase in cash generated from operations in each year was due to higher net income and increases in deferred revenue, primarily the result of increased billings for maintenance.

Accounts receivable at November 30, 2004 increased by $11.4 million from the end of fiscal 2003. The increase was primarily the result of higher revenue. Accounts receivable days sales outstanding (DSO) increased by 2 days to 59 days at the end of fiscal 2004 as compared to 57 days at the end of fiscal 2003 and 61 days at the end of fiscal 2002. The Company targets a DSO range of 60 to 80 days.

In fiscal years 2004, 2003 and 2002, the Company purchased $13.1 million (including amounts associated with the assumption of a mortgage of $2.4 million), $7.1 million and $6.8 million, respectively, of property and equipment. The amount for fiscal 2004 included the purchase of a building adjacent to the Company’s headquarters for $4.7 million. The remaining amounts in fiscal 2004 and in each of fiscal years 2003 and 2002 consisted primarily of computer equipment, software and building and leasehold improvements. The Company financed these purchases primarily from cash generated from operations, except with respect to the building purchase which included the required assumption of an existing mortgage.

In fiscal years 2004, 2003 and 2002, the Company purchased and retired 646,618 shares, 686,237 shares and 3,386,676 shares, respectively, of its common stock for $13.0 million, $12.1 million and $45.1 million, respectively. Since beginning its stock repurchase program in 1996, the Company has purchased and retired 18,258,379 shares at a cost of $190.8 million. In September 2004, the Board of Directors authorized, for the period from October 1, 2004 through September 30, 2005, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times that the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans.

In November 2004, the Company completed its acquisition of Persistence. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Persistence are included in the Company’s operating results from the date of acquisition. The acquisition was structured as a merger of a wholly owned subsidiary of the Company with and into Persistence. Pursuant to the terms of the acquisition, each outstanding share of Persistence common stock was converted into the right to receive $5.70 in cash, without interest. In addition, as a result of the acquisition, holders of exercisable options and warrants to purchase Persistence common stock with an exercise price of less than $5.70 per share were entitled to receive a cash payment equal to the number of shares of Persistence common stock subject to such option or warrant multiplied by the amount by which $5.70 exceeded the exercise price per share of such option or warrant. The aggregate purchase price, net of cash acquired, of approximately $11.8 million included $0.3 million for direct transaction costs. The purchase price was paid in cash from available funds.

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

In December 2002, the Company completed its acquisition of eXcelon, a provider of data management software. The acquisition was accounted for as a purchase, and accordingly, the results of operations of eXcelon are included in the Company’s operating results from the date of acquisition. The acquisition was structured as a merger of a wholly owned subsidiary of the Company with and into eXcelon. Pursuant to the terms of the acquisition, each outstanding share of eXcelon common stock was converted into the right to receive $3.19 in cash, without interest. In addition, as a result of the acquisition, holders of outstanding options to purchase eXcelon common stock with an exercise price of less than $3.19 per share were entitled to receive a cash payment equal to the number of shares of eXcelon common stock subject to such option multiplied by the amount by which $3.19 exceeded the exercise price per share of such option. The aggregate purchase price of approximately $33.7 million included $9.1 million for facilities closures and employee severance and $0.7 million for direct transaction costs. The purchase price was paid in cash from available funds.

The Company includes standard intellectual property indemnification provisions in its licensing agreements in the ordinary course of business. Pursuant to the Company’s product license agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to the Company’s products. Other agreements with the Company’s customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by the Company or its subcontractors. Historically, the Company’s costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

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

In connection with the purchase of a building adjacent to the Company’s headquarters, the Company was required to assume long-term debt, including the current portion, of $2.4 million. The Company believes that existing cash balances together with funds generated from operations will be sufficient to finance the Company’s operations and meet its foreseeable cash requirements (including planned capital expenditures, lease commitments, debt payments, potential cash acquisitions and other long-term obligations) through at least the next twelve months.

Contractual Obligations

The Company has no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K. The following table details the Company’s contractual obligations as of November 30, 2004:

(In thousands)

		Payments Due by Period

		Less than 1	1-3	3-5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-term debt	$2,438	$238	$541	$635	$1,024
Operating leases	21,994	10,508	8,853	2,174	459

Total	$24,432	$10,746	$9,394	$2,809	$1,483

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

The Company is currently evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123R will materially increase stock compensation expense and decrease net income. In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

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

Some of the Company’s newer products, such as the Sonic and PeerDirect product sets, require a higher level of development, distribution and support expenditures, on a percentage of revenue basis, than the OpenEdge, ObjectStore or DataDirect product lines. If revenue generated from these products becomes a greater percentage of the Company’s total revenue and if the expenses associated with these products do not decrease on a percentage of revenue basis, then the Company’s operating margins will be adversely affected.

International Operations – The Company typically generates between 55% and 60% of its total revenue from sales outside of North America. Because a majority of the Company’s total revenue is derived from international operations that are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company’s results of operations and financial position. In the past two years, the U.S. dollar has been significantly weaker than in the previous few years against most major foreign currencies, which has positively affected the Company’s revenue and results of operations. This trend may not continue. There can be no assurance that the Company’s currency hedging transactions will materially reduce the effect of fluctuations in foreign currency exchange rates on such results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company’s business could be adversely affected.

Other potential risks inherent in the Company’s international business include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, economic instability in emerging markets and potentially adverse tax consequences. Any one of these factors could adversely impact the success of the Company’s international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company’s future international operations, and, consequently, on the Company’s business, financial condition and operating results.

Acquisitions — As part of its business strategy, the Company has made and expects to continue to make acquisitions of businesses or investments in companies that offer complementary products, services and technologies, such as the acquisitions of DataDirect and Persistence in fiscal 2004. Such acquisitions or investments involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from the Company’s ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on the Company’s business, financial condition and operating results. Consideration paid for any future acquisitions could include company stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

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

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. Market value increases and decreases on the foreign exchange option and forward contracts are generally recognized in income in the same period as gains and losses on the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at November 30, 2004 was $89.3 million. Unrealized market value gains on such contracts were immaterial at November 30, 2004. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 6% and the Company’s net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2004 where the notional amount is determined using contract exchange rates:

(In thousands, except exchange rate data)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	for U.S. Dollars	for Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$78	1.28
Brazilian real	$1,940	—	2.78
Euro	—	7,179	0.75
Japanese yen	5,055	—	102.87
South African rand	776	—	5.80
U.K. pound	3,589	—	0.53

	$11,360	$7,257

*expressed as local currency unit per U.S. dollar

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Progress Software Corporation:

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and its subsidiaries as of November 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and its subsidiaries as of November 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of November 30, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 11, 2005

Consolidated Financial Statements

Consolidated Balance Sheets

(In thousands, except share data)

November 30,	2004	2003

Assets
Current assets:
Cash and equivalents	$141,449	$152,117
Short-term investments	49,818	67,014
Accounts receivable (less allowances of $8,710 in 2004 and $8,561 in 2003)	63,503	52,065
Other current assets	11,909	11,387
Deferred income taxes	11,576	10,592

Total current assets	278,255	293,175

Property and equipment, net	40,658	35,572
Intangible assets, net	40,233	7,217
Goodwill	67,130	14,313
Deferred income taxes	17,176	14,654
Other assets	3,362	2,839

Total	$446,814	$367,770

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$238	$—
Accounts payable	11,953	11,593
Accrued compensation and related taxes	34,907	28,773
Income taxes payable	3,018	5,001
Other accrued liabilities	20,553	17,748
Short-term deferred revenue	101,106	80,039

Total current liabilities	171,775	143,154

Long-term debt, less current portion	2,200	—

Long-term deferred revenue	5,861	2,575

Commitments and contingencies (note 10)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none
Common stock, $.01 par value, and additional paid-in capital; authorized, 100,000,000 shares; issued and outstanding, 36,421,700 in 2004 and 35,238,895 in 2003	70,085	53,102
Retained earnings, including accumulated other comprehensive loss of $1,913 in 2004 and $1,825 in 2003	196,893	168,939

Total shareholders’ equity	266,978	222,041

Total	$446,814	$367,770

See notes to consolidated financial statements.

Consolidated Statements of Operations

(In thousands, except per share data)

Year Ended November 30,	2004	2003	2002

Revenue:
Software licenses	$140,462	$109,666	$93,468
Maintenance and services	222,200	199,394	179,655

Total revenue	362,662	309,060	273,123

Costs and expenses:
Cost of software licenses	8,973	8,435	10,501
Cost of maintenance and services	52,354	52,599	56,934
Sales and marketing	146,171	125,650	105,068
Product development	60,371	50,054	42,047
General and administrative	38,753	33,080	29,849
Amortization of acquired intangibles	7,076	2,290	500
In-process research and development	2,600	200	—

Total costs and expenses	316,298	272,308	244,899

Income from operations	46,364	36,752	28,224

Other income (expense):
Interest income	2,805	3,617	4,672
Foreign currency loss	(1,942)	(1,433)	(2,559)
Investment impairment charge	—	—	(1,000)
Other income (expense)	(20)	(259)	73

Total other income, net	843	1,925	1,186

Income before provision for income taxes	47,207	38,677	29,410
Provision for income taxes	15,106	11,603	8,823

Net income	$32,101	$27,074	$20,587

Earnings per share:
Basic	$0.89	$0.79	$0.58
Diluted	$0.82	$0.72	$0.54

Weighted average shares outstanding:
Basic	36,031	34,217	35,419
Diluted	39,010	37,554	38,132

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands)

Year Ended November 30,	2004	2003	2002

Common stock and additional paid-in capital:
Balance, beginning of year	$53,102	$27,743	$42,382
Exercise of employee stock options	16,173	23,209	6,411
Issuance of stock under the employee stock purchase plan	4,932	3,496	2,946
Repurchase of common stock	(8,907)	(8,330)	(26,516)
Issuance of stock by subsidiaries	40	56	67
Tax benefit from stock plans	4,745	6,928	2,453

Balance, end of year	70,085	53,102	27,743

Retained earnings:
Balance, beginning of year	168,939	145,220	142,794

Net income	32,101	27,074	20,587
Other comprehensive income:
Unrealized losses on investments, net of tax	(418)	(254)	(124)
Unrealized losses on foreign exchange hedging contracts, net of tax	(332)	(261)	—
Translation adjustments, net of tax	662	946	588

Comprehensive income	32,013	27,505	21,051
Repurchase of common stock	(4,059)	(3,786)	(18,625)

Balance, end of year	196,893	168,939	145,220

Total shareholders’ equity	$266,978	$222,041	$172,963

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)
Year Ended November 30,	2004	2003	2002

Cash flows from operating activities:
Net income	$32,101	$27,074	$20,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,134	8,389	9,981
Allowances for accounts receivable	922	1,725	2,589
Amortization of capitalized software costs	313	318	828
Amortization of intangible assets	7,076	2,290	500
Deferred income taxes	2,596	(1,905)	51
In-process research and development	2,600	200	—
Investment impairment charge	—	—	1,000
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,516)	5,233	5,193
Other assets	2,105	1,400	968
Accounts payable and accrued expenses	857	2,708	2,410
Income taxes payable	3,837	5,533	835
Deferred revenue	16,163	4,715	(530)

Net cash provided by operating activities	72,188	57,680	44,412

Cash flows from investing activities:
Purchases of investments available for sale	(50,402)	(36,646)	(30,523)
Sales and maturities of investments available for sale	67,212	29,147	36,808
Purchases of property and equipment	(10,716)	(7,134)	(6,776)
Capitalized software costs	(300)	(400)	—
Acquisitions, net of cash acquired	(99,320)	(24,255)	—
Increase in other noncurrent assets	(88)	(463)	(785)

Net cash used for investing activities	(93,614)	(39,751)	(1,276)

Cash flows from financing activities:
Proceeds from issuance of common stock	21,145	26,761	9,424
Repurchase of common stock	(12,966)	(12,116)	(45,141)

Net cash provided by (used for) financing activities	8,179	14,645	(35,717)

Effect of exchange rate changes on cash	2,579	2,118	1,669

Net increase (decrease) in cash and equivalents	(10,668)	34,692	9,088
Cash and equivalents, beginning of year	152,117	117,425	108,337

Cash and equivalents, end of year	$141,449	$152,117	$117,425

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

Certain amounts for fiscal 2003 and fiscal 2002 have been reclassified to conform to the fiscal 2004 presentation.

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

Revenue Recognition

Revenue is recognized when earned. Software license revenue is recognized upon shipment of the product or, if delivered electronically, when the customer has the right to access the software, provided that the license fee is fixed and determinable, persuasive evidence of an arrangement exists and collection is probable. The Company does not license its software with a right of return and generally does not license its software with conditions of acceptance. If an arrangement does contain conditions of acceptance, recognition of the revenue is deferred until the acceptance criteria are met or the period of acceptance has passed. The Company generally recognizes revenue for products distributed through application partners and distributors when sold through to the end user.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates that the Company makes based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, changes to customer creditworthiness and current economic trends.

A summary of activity in the allowances against accounts receivable is as follows:

(In thousands)
Year Ended November 30,	2004	2003	2002

Beginning balance	$8,561	$7,763	$6,333
Charged to costs and expenses	922	1,725	2,589
Write-offs and other	(773)	(927)	(1,159)

Ending balance	$8,710	$8,561	$7,763

Cash Equivalents and Short-Term Investments

Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. Short-term investments, which consist primarily of municipal and U.S. government obligations and corporate debt securities purchased with remaining maturities of more than three months, are classified as investments available for sale and stated at fair value. Aggregate unrealized holding gains and losses are included as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Supplemental Cash Flow Information

In fiscal 2004, the Company purchased a building adjacent to its headquarters and assumed an existing mortgage of $2.4 million as part of the total purchase price of $4.7 million.

In fiscal years 2004, 2003 and 2002, the Company paid $7.9 million, $8.0 million and $8.1 million in income taxes, respectively.

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

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. The fair value of investments available for sale is based on current market value (Note 2). The carrying value of long-term debt approximates its fair value due to the short period of time that it was on the Company’s balance sheet.

Property and Equipment

Property and equipment are recorded at cost. Property and equipment purchased in business combinations are recorded at fair values which are then treated as the current cost. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the related assets or the remaining initial or current terms of leases, whichever is shorter. Useful lives by major asset class are as follows: computer equipment and software, three to five years; buildings and improvements, five to thirty-nine years; and furniture and fixtures, five to seven years.

Capitalization of Software Costs

Product development costs, other than certain software-related costs, are expensed as incurred. The Company capitalizes certain internally generated software development costs after technological feasibility of the product has been established. Such costs are amortized over the estimated life of the product (generally four years) in an amount equal to the greater of the amount computed using the ratio of current revenue to total expected revenue in the product’s life or the amount computed using the straight-line method. The Company periodically compares the unamortized costs of capitalized software to the expected future revenues for the products. If the unamortized costs exceed the expected future net realizable value, the excess amount is written off. Capitalized software costs, included in other assets, totaled $0.6 million (net of accumulated amortization of $13.2 million and $12.9 million, respectively) at November 30, 2004 and 2003.

Goodwill, Other Intangible Assets and Long-lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. For purposes of the annual impairment test, goodwill of $65.0 million has been assigned to the Application Development and Deployment operating segment and $2.1 million has been assigned to the Enterprise Application Integration operating segment.

Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates goodwill or other intangible assets with indefinite useful lives for impairment annually. To conduct these impairment tests of goodwill and indefinite-lived intangible assets, the fair value of the reporting unit is compared to its carrying value. If the reporting unit’s carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company estimates the fair values of its reporting units using discounted cash flow valuation models and third-party valuation reports.

Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software, capitalized software and customer-related intangibles). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis.

Investment in Related Party

The Company holds a minority interest in EasyAsk, Inc., a privately-held software company whose chairman is a member of the Board of Directors of the Company. The Company regularly monitors the carrying value of its investment in EasyAsk. The investment was carried at $0.3 million at November 30, 2004 and is included in other assets. During fiscal 2002, the Company recorded an impairment charge of $1.0 million related to this investment.

Stock-Based Compensation Plans

At November 30, 2004, the Company has three stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation.

(In thousands, except per share data)
Year Ended November 30,	2004	2003	2002

Net income, as reported	$32,101	$27,074	$20,587
Less: stock based compensation expense determined under fair value method for all awards, net of tax	(9,351)	(8,294)	(7,565)

Pro forma net income	$22,750	$18,780	$13,022

Earnings per share:
Basic, as reported	$0.89	$0.79	$0.58

Basic, pro forma	$0.63	$0.55	$0.37

Diluted, as reported	$0.82	$0.72	$0.54

Diluted, pro forma	$0.58	$0.50	$0.34

The fair value of options and Employee Stock Purchase Plan (ESPP) shares granted in fiscal years 2004, 2003 and 2002 has been estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Year Ended November 30,	2004	2003	2002

Stock Purchase Plan:
Expected volatility	35.0%	33.0%	51.8%
Risk-free interest rate	1.7%	1.5%	5.1%
Expected life in years	1.7	0.9	1.6
Expected dividend yield	None	None	None
Stock Options:
Expected volatility	43.7%	45.7%	48.6%
Risk-free interest rate	3.6%	3.5%	3.8%
Expected life in years	6.4	6.5	6.5
Expected dividend yield	None	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2004, 2003 and 2002 was $9.31, $9.28 and $7.51 per share, respectively. The weighted average estimated fair value for shares issued under the ESPP in fiscal years 2004, 2003 and 2002 was $5.22, $4.18 and $6.68 per share, respectively. For purposes of the pro forma disclosure above, the estimated fair value of options is amortized to expense over the vesting period.

Income Taxes

The Company provides for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from depreciation, accruals, deferred revenue, capitalized software costs, tax loss carryforwards and allowances for accounts receivable. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. No provision for U.S. income taxes has been made for the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be principally offset by foreign tax credits. Cumulative undistributed foreign earnings were approximately $30.6 million at November 30, 2004.

Comprehensive Income

The components of comprehensive income include unrealized gains and losses on investments, unrealized gains and losses on foreign exchange hedging contracts and foreign currency translation adjustments. Accumulated foreign currency translation losses (net of taxes of approximately $0.6 million and $0.9 million at November 30, 2004 and 2003, respectively) were approximately $1.2 million and $1.9 million at November 30, 2004 and 2003, respectively. Accumulated unrealized foreign exchange hedging contracts losses (net of taxes of approximately $0.3 million and $0.1 million at November 30, 2004 and 2003, respectively) were approximately $0.6 million and $0.3 million at November 30, 2004 and 2003, respectively. Accumulated unrealized gains (losses) on short-term investments (net of taxes of approximately ($0.1) million and $0.1 million at November 30, 2004 and 2003, respectively) were approximately ($0.1) million and $0.3 million at November 30, 2004 and 2003, respectively.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

The Company is currently evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123R will materially increase stock compensation expense and decrease net income. In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

Note 2: Cash and Short-Term Investments

A summary of the Company’s investments available for sale by major security type (including $84.1 million classified as cash equivalents) at November 30, 2004 was as follows:

(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value

Corporate debt securities	$75,798	$—	$—	$75,798
State and municipal obligations	58,192	28	(175)	58,045

Total	$133,990	$28	$175	$133,843

The fair value of debt securities at November 30, 2004, by contractual maturity, was as follows:

(In thousands)

Due in one year or less	$113,761
Due after one year	20,082

Total	$133,843

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

In fiscal 2004, realized losses from the sale of available-for-sale securities totaled $0.1 million. The cost basis used to determine the realized losses was the amortized cost on the date of sale. Such amounts in all other years were insignificant. Unrealized gains and losses that were reclassified from accumulated other comprehensive income to income were insignificant for all years presented.

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

The Company uses derivative instruments to manage exposures to fluctuations in the value of foreign currencies. Certain forecasted transactions and assets are exposed to foreign currency risk. The Company’s objective for holding derivatives is to eliminate or reduce the impact of these exposures. The Company periodically monitors its foreign currency exposures to enhance the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the euro, British pound, and Australian dollar. Options used to hedge a portion of forecasted international intercompany revenue for up to one year in the future are designated as cash flow hedging instruments. Forward contracts not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. The notional principal amount of outstanding foreign exchange option contracts at November 30, 2004 was $89.3 million. Unrealized market value gains on such contracts were immaterial at November 30, 2004 and 2003. Major U.S. multinational banks are counterparties to the option contracts.

For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. In fiscal years 2004, 2003 and 2002, foreign currency loss included a net loss of $1.0 million, $0.8 million and $0.9 million, respectively, for changes in the time value of options designated as cash flow hedges.

The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2004 where the notional amount is determined using contract exchange rates:

(In thousands)
	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$78	1.28
Brazilian real	$1,940	—	2.78
Euro	—	7,179	0.75
Japanese yen	5,055	—	102.87
South African rand	776	—	5.80
U.K. pound	3,589	—	0.53

	$11,360	$7,257

* expressed as local currency unit per U.S. dollar

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

* expressed as local currency unit per U.S. dollar

Note 4: Property and Equipment

Property and equipment consisted of the following:

(In thousands)
November 30,	2004	2003

Computer equipment and software	$83,195	$75,121
Land, building and leasehold improvements	38,715	32,380
Furniture and fixtures	11,180	9,438

Total	133,090	116,939
Less accumulated depreciation and amortization	92,432	81,367

Property and equipment, net	$40,658	$35,572

Note 5: Intangible Assets and Goodwill

Intangible assets were composed of the following significant classes at November 30, 2004:

(In thousands)
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Purchased technology	$30,183	$6,268	$23,915
Customer-related and other	20,477	4,159	16,318

Total	$50,660	$10,427	$40,233

Intangible assets were composed of the following significant classes at November 30, 2003:

(In thousands)
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Purchased technology	$5,310	$2,218	$3,092
Customer-related and other	5,307	1,182	4,125

Total	$10,617	$3,400	$7,217

Intangible assets are being amortized with no expected residual value. The weighted average amortization period for all intangible assets was 6.4 years, including 6.5 years for purchased technology and 6.3 years for customer- related and other intangible assets. Amortization expense related to these intangible assets was $7.1 million, $2.3 million and $0.5 million in fiscal years 2004, 2003 and 2002, respectively. Amortization expense is estimated to be approximately $7.9 million, $7.4 million, $7.4 million, $6.5 million and $5.0 million in fiscal years 2005, 2006, 2007, 2008 and 2009, respectively.

During fiscal 2004, $55.2 million was added to goodwill as a result of the acquisitions of DataDirect Technologies and Persistence Software. In addition, the Company adjusted the allocation of the purchase price related to its December 2002 acquisition of eXcelon by reducing goodwill by $2.7 million to reflect an additional tax benefit not contemplated in the original allocation. During fiscal 2003, $9.4 million was added to goodwill as a result of the acquisition of eXcelon. In addition, the carrying amount of goodwill in fiscal years 2004 and 2003 changed due to foreign currency translation adjustments related to those asset balances that are recorded in non-U.S. currencies. No goodwill was acquired in fiscal 2002. During fiscal years 2004, 2003 and 2002, no goodwill was impaired or written-off.

Note 6: Earnings Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share for each fiscal year:

(In thousands, except per share data)
Year Ended November 30,	2004	2003	2002

Net income	$32,101	$27,074	$20,587

Weighted average shares outstanding	36,031	34,217	35,419
Dilutive impact from outstanding stock options	2,979	3,337	2,713

Diluted weighted average shares outstanding	39,010	37,554	38,132

Basic earnings per share	$0.89	$0.79	$0.58

Diluted earnings per share	$0.82	$0.72	$0.54

Stock options to purchase approximately 1,100,000 shares, 383,000 shares and 2,460,000 shares had exercise prices per share in excess of the average market price for the Company’s common stock and were excluded from the calculation of diluted earnings per share in fiscal years 2004, 2003 and 2002, respectively, because these options were anti-dilutive. However, these options could be dilutive in the future.

Note 7: Shareholders’ Equity

Preferred Stock

The Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. At November 30, 2004, the Board of Directors had not established any series of preferred stock.

Common Stock

A summary of share activity is as follows:

(In thousands)
Year Ended November 30,	2004	2003	2002

Beginning balance	35,239	33,401	35,621
Shares issued	1,830	2,524	1,167
Shares repurchased	(647)	(686)	(3,387)

Ending balance	36,422	35,239	33,401

Common Stock Repurchases

In fiscal years 2004, 2003 and 2002, the Company purchased and retired 646,618 shares, 686,237 shares and 3,386,676 shares, respectively, of its common stock for $13.0 million, $12.1 million and $45.1 million, respectively. Since beginning its stock repurchase program in 1996, the Company has purchased and retired 18,258,379 shares at a cost of $190.8 million.

In September 2004, the Board of Directors authorized, for the period from October 1, 2004 through September 30, 2005, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times when the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans. At November 30, 2004, substantially all such shares of common stock remained available for repurchase under this authorization.

Stock Options

The Company has three shareholder-approved stock option plans: the 1992 Incentive and Nonqualified Stock Option Plan (1992 Plan), the 1994 Stock Incentive Plan (1994 Plan) and the 1997 Stock Incentive Plan (1997 Plan). These plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 1992, 1994 and 1997 Plans may include stock options (both incentive and nonqualified), grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than incentive and nonqualified stock options have been granted under the foregoing plans. The options generally vest over five years and have terms of ten years. A total of 19,540,000 shares are issuable under these plans, of which 743,000 shares were available for grant at November 30, 2004.

In 2002, the Board of Directors approved and adopted the 2002 Nonqualified Stock Plan (2002 Plan), for which the approval of shareholders was not required. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than nonqualified stock options have been granted under the 2002 Plan. The options generally vest over five years and have terms of ten years. A total of 6,500,000 shares are issuable under the 2002 Plan, of which 943,000 shares were available for grant at November 30, 2004.

In 2004, the Board of Directors approved and adopted the 2004 Inducement Stock Plan (2004 Plan), for which approval of shareholders was not required. The Company intends that the 2004 Plan be reserved for persons to whom the Company may issue securities without shareholder approval as an inducement to become employed by the Company pursuant to the rules and regulations of the Nasdaq Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than nonqualified stock options have been granted under the 2004 Plan. The options generally vest over five years and have terms of ten years. A total of 200,000 shares are issuable under the 2004 Plan, of which 75,000 shares were available for grant at November 30, 2004.

A summary of stock option activity under all plans is as follows:

(In thousands, except per share data)
		Weighted Average
	Number	Exercise Price
	Of Shares	Per Share

Options outstanding, December 1, 2001	10,030	$10.88
Granted	3,050	13.30
Exercised	(906)	7.07
Canceled	(625)	13.48

Options outstanding, November 30, 2002	11,549	11.67
Granted	3,129	18.42
Exercised	(2,201)	10.55
Canceled	(657)	13.49

Options outstanding, November 30, 2003	11,820	13.57
Granted	2,466	18.91
Exercised	(1,410)	11.47
Canceled	(430)	16.28

Options outstanding, November 30, 2004	12,446	$14.77

For various exercise price ranges, characteristics of outstanding and exercisable stock options at November 30, 2004 were as follows:

(Number of shares in thousands)
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Number of	Average
Exercise Price:	Shares	Life (in years)	Exercise Price	Shares	Exercise Price

$4.50- 7.23	1,265	2.18	$5.98	1,263	$5.98
9.00-12.94	2,485	5.24	12.05	2,146	11.96
13.00-16.87	4,347	7.63	13.77	2,122	13.60
18.15-21.86	4,349	8.88	19.88	1,420	20.01

$4.50-21.86	12,446	7.03	$14.77	6,951	$13.02

At the end of fiscal years 2003 and 2002, the Company had 6,035,000 shares and 6,109,000 shares subject to exercisable options, respectively, with weighted average exercise prices of $11.65 and $10.28 per share, respectively.

Employee Stock Purchase Plan

The 1991 Employee Stock Purchase Plan (ESPP), as amended in April 2004, April 2001 and April 1998, permits eligible employees to purchase up to a maximum of 3,200,000 shares of common stock of the Company at 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. During fiscal years 2004, 2003 and 2002, 418,940 shares, 323,046 shares and 260,942 shares, respectively, were issued with weighted average purchase prices of $11.77, $10.82 and $11.29 per share, respectively, under the ESPP. At November 30, 2004, approximately 870,000 shares were available and reserved for issuance under the ESPP.

Subsidiary Option Plans

Sonic Software Corporation and PeerDirect Corporation, wholly-owned subsidiaries of the Company, have separate stock option plans for their employees. Options under these plans are granted at fair value based on valuation reports from an independent appraiser. The options vest over four years and have terms of ten years. These options are exercisable for stock of the respective subsidiary, and are not exercisable for or convertible into the Company’s shares. The total number of common shares that may be granted under each of these stock option plans represents approximately 20% of the fully-diluted shares of each subsidiary. For PeerDirect Corporation, no options under the plan have been exercised as of November 30, 2004. For Sonic Software Corporation, options representing less than 1% of the outstanding shares of Sonic Software Corporation have been exercised at a total cost of approximately $0.2 million at November 30, 2004. The exercise of stock options by employees results in the creation of minority interest in the subsidiaries. Such amounts were immaterial at November 30, 2004.

Note 8: Retirement Plan

The Company maintains a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $4.2 million, $3.5 million and $2.8 million for fiscal years 2004, 2003 and 2002, respectively.

Note 9: Income Taxes

The components of pretax income were as follows:

(In thousands)
Year Ended November 30,	2004	2003	2002

United States	$37,286	$31,962	$25,754
Non-U.S.	9,921	6,715	3,656

Total	$47,207	$38,677	$29,410

The provisions for income taxes were comprised of the following:

(In thousands)
Year Ended November 30,	2004	2003	2002

Current:
Federal	$6,512	$8,240	$5,860
State	1,589	1,796	923
Foreign	4,409	3,472	1,989

Total current	12,510	13,508	8,772

Deferred:
Federal	2,310	(1,367)	56
State	994	(271)	12
Foreign	(708)	(267)	(17)

Total deferred	2,596	(1,905)	51

Total	$15,106	$11,603	$8,823

The tax effects of significant items comprising the Company’s deferred taxes were as follows:

(In thousands)
November 30,	2004	2003

Deferred tax liabilities:
Goodwill	$(1,488)	$(197)
Depreciation and amortization	(187)	—

Total deferred tax liabilities	(1,675)	(197)

Deferred tax assets:
Accounts receivable	2,586	3,112
Depreciation and amortization	—	168
Capitalized research costs	4,584	4,801
Other current assets	488	673
Accrued compensation	1,478	739
Deferred revenue	1,877	972
Tax loss carryforwards	14,810	10,132
Accrued liabilities and other	5,468	5,682

Total deferred tax assets	31,291	26,279

Valuation allowance	(864)	(836)

Total	$28,752	$25,246

The valuation allowance primarily applies to net operating loss carryforwards in certain foreign jurisdictions where realization is not assured. The change in the valuation allowance of $(0.3) million and $0.3 million in fiscal years 2003 and 2002, respectively, primarily related to the utilization or creation of tax loss carryforwards.

At November 30, 2004, the Company has net operating loss carryforwards of $34.1 million expiring on various dates through 2024 and $5.5 million that may be carried forward indefinitely. The increase in net operating loss carryforwards in fiscal 2004 was primarily due to amounts acquired as part of the acquisition of Persistence.

A reconciliation of the U.S. federal statutory rate to the effective tax rate was as follows:

Year Ended November 30,	2004	2003	2002

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differences	0.9	1.5	2.7
Extraterritorial income exclusion	(4.8)	(5.1)	(5.6)
State income taxes, net	2.8	2.6	2.1
Research credits	(2.2)	(2.5)	(1.2)
Tax-exempt interest	(1.3)	(1.8)	(3.4)
Change in estimated state tax rates	1.1	—	—
Other	0.5	0.3	0.4

Total	32.0%	30.0%	30.0%

The IRS is currently examining the Company’s United States income tax returns for fiscal years through 2002. The Company has provided reserves for certain tax matters, both domestic and foreign, which it believes could result in additional tax being due. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate in the period when the audit is completed.

Note 10: Long-term Debt, Commitments and Contingencies

Long-term Debt

In connection with the purchase of a building adjacent to the Company’s headquarters building, the Company was required to assume the existing mortgage under the terms of the agreement. The mortgage had a remaining principal balance of $2.4 million with a fixed annual interest rate of 8.05% and is secured by the building. The Company, at its option, may repay the entire outstanding balance beginning in July 2006, subject to a potential penalty based on interest rates in effect at that time. The final payment is due in June 2012. Future principal and interest payments are as follows:

(In thousands)	Principal	Interest

2005	$238	$188
2006	260	168
2007	281	146
2008	305	122
2009	330	97
Thereafter	1,024	117

Total	$2,438	$838

Leasing Arrangements

The Company leases certain facilities and equipment under noncancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2004:

(In thousands)

2005	$10,508
2006	5,647
2007	3,206
2008	1,490
2009	684
Thereafter	459

Total	$21,994

Total rent expense under operating lease arrangements was approximately $9.5 million, $8.0 million and $7.2 million in fiscal years 2004, 2003 and 2002, respectively.

Guarantees and Indemnification Obligations

The Company includes standard intellectual property indemnification provisions in its licensing agreements in the ordinary course of business. Pursuant to the Company’s product license agreements, the Company will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to the Company’s products. Other agreements with the Company’s customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by the Company or its subcontractors. Historically, the Company’s costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

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

Note 11: Business Segments and International Operations

During fiscal 2004, the Company conducted business through four principal operating units and a supporting research and business development unit. The first operating unit conducted business as the Progress OpenEdge Division (OED) and provided the OpenEdge platform, a set of development and deployment technologies, which includes the OpenEdge RDBMS, for building business applications. The second operating unit, Sonic Software Corporation, provided a set of standards-based integration products and services. The third operating unit, ObjectStore, acquired as part of the acquisition of eXcelon Corporation in December 2002, provided advanced data management software for developing real-time applications. The fourth operating unit, DataDirect Technologies (DataDirect), was acquired in December 2003. DataDirect provided standards-based data connectivity software. PeerDirect, which provides technology for managing distributed applications and synchronizing databases, was combined with ObjectStore in the fourth quarter of fiscal 2004. PSC Labs had responsibility for research and new business development activities.

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods.

Based upon the aggregation criteria for segment reporting, the Company has two reportable segments: Application Development & Deployment, which primarily includes OED, ObjectStore, DataDirect Technologies, PeerDirect and

PSC Labs, and Enterprise Application Integration, which includes Sonic Software and certain Sonic-related international sales and marketing functions within OED. The Company has aggregated its segment data based on similar utilization characteristics, such as deployment and integration, of the primary products in each operating unit. The Company does not internally report its assets, capital expenditures, interest income or provision for income taxes by segment.

The following table sets forth the Company’s revenue and income from operations from the Company’s reportable segments for fiscal years 2004, 2003 and 2002:

(In thousands)
	Application	Enterprise
	Development &	Application
	Deployment	Integration	Eliminations	Total

Fiscal 2004:
Revenue	$343,076	$22,680	$(3,094)	$362,662
Income (loss) from operations	$74,242	$(24,784)	$(3,094)	$46,364

Fiscal 2003:
Revenue	$293,294	$19,440	$(3,674)	$309,060
Income (loss) from operations	$64,072	$(23,646)	$(3,674)	$36,752

Fiscal 2002:
Revenue	$263,837	$11,457	$(2,171)	$273,123
Income (loss) from operations	$47,843	$(17,448)	$(2,171)	$28,224

Amounts included under Eliminations represent intersegment sales, which are accounted for as if sold under an equivalent arms-length basis arrangement.

Total revenue by significant product line, regardless of which segment generated the revenue, is as follows:

(In thousands)

Year Ended November 30,	2004	2003	2002

DataDirect	$28,243	$—	$—
ObjectStore	17,889	13,543	—
Sonic	26,211	22,980	14,966
Progress OpenEdge and other	290,319	272,537	258,157

Total	$362,662	$309,060	$273,123

The Company’s revenues are derived from licensing its products, and from related services, which consist of maintenance and consulting and education. Information relating to product and service revenue from external customers is as follows:

(In thousands)

Year Ended November 30,	2004	2003	2002

Licenses	$140,462	$109,666	$93,468
Maintenance	189,072	160,626	134,827
Consulting and education	33,128	38,768	44,828

Total	$362,662	$309,060	$273,123

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

(In thousands)

Year Ended November 30,	2004	2003	2002

North America	$153,730	$122,046	$109,821
EMEA	170,870	153,345	130,368
Latin America	16,574	14,716	17,386
Asia Pacific	21,488	18,953	15,548

Total	$362,662	$309,060	$273,123

Revenue from the United Kingdom totaled $51.6 million, $45.9 million and $37.8 million for fiscal years 2004, 2003 and 2002, respectively. No other country outside of the United States exceeded 10% of the Company’s consolidated total revenue in any year presented. Long-lived assets totaled $37.9 million, $32.5 million and $31.3 million in the United States and $5.3 million, $5.4 million and $5.0 million outside of the United States at the end of fiscal years 2004, 2003 and 2002, respectively. No individual country outside of the United States exceeded 10% of the Company’s consolidated long-lived assets.

Note 12: Business Combinations

On November 5, 2004, the Company completed its acquisition of Persistence Software, Inc. (Persistence), a provider of data caching software. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Persistence are included in the Company’s operating results from the date of acquisition. The purpose of the acquisition was to expand the product set of the ObjectStore operating unit. The acquisition was structured as a merger of a wholly owned subsidiary of the Company with and into Persistence. Pursuant to the terms of the acquisition, each outstanding share of Persistence common stock was converted into the right to receive $5.70 in cash, without interest. In addition, as a result of the acquisition, holders of exercisable options and warrants to purchase Persistence common stock with an exercise price of less than $5.70 per share were entitled to receive a cash payment equal to the number of shares of Persistence common stock subject to such option or warrant multiplied by the amount by which $5.70 exceeded the exercise price per share of such option or warrant. The aggregate purchase price, net of cash acquired, of approximately $11.8 million included $0.3 million for direct transaction costs. The preliminary allocation of the purchase price was as follows:

(In thousands)

	Total	Life (in years)

Assets and liabilities, including cash	$1,913
Deferred income taxes	3,531
Acquired intangible assets	4,207	1 to 6 years
Goodwill (not deductible for tax purposes)	6,357

Total purchase price	16,008
Less: cash acquired	(4,208)

Net cash paid	$11,800

On December 23, 2003, the Company, through a wholly owned subsidiary, acquired substantially all of the assets and certain subsidiaries and assumed certain liabilities of DataDirect Technologies Limited (DataDirect), a private company incorporated under the laws of Ireland, for an aggregate purchase price of approximately $87.5 million, net of cash acquired and subject to certain post-closing adjustments. The aggregate purchase price included $0.7 million of direct transaction costs. The purpose of the acquisition was to expand the product sets and size of the Company. DataDirect is a provider of standards-based software for data connectivity. The acquisition was accounted for as a purchase, and accordingly, the results of operations of DataDirect are included in the Company’s operating results from the date of acquisition. The purchase price was paid in cash from available funds.

Acquired in-process research and development (IPR&D) of $2.6 million was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. At the date of the acquisition, the Company anticipated the completed product being released in the first half of fiscal 2005. The Company used an independent appraiser to calculate the amounts allocated to assets and liabilities acquired, including intangible assets and IPR&D. The allocation of the purchase price was as follows:

(In thousands)

	Total	Life (in years)

Assets and liabilities, including cash	$6,045
Acquired intangible assets	35,870	1 to 10 years
Goodwill (deductible for tax purposes)	48,817
In-process research and development	2,600

Total purchase price	93,332
Less: cash acquired	(5,812)

Net cash paid	$87,520

The following table sets forth supplemental unaudited pro forma financial information that assumes the acquisitions of Persistence and DataDirect were completed at the beginning of the fiscal 2003. The information for the twelve months ended November 30, 2004 includes the historical results of the Company for fiscal 2004 and the historical results of Persistence for the twelve-month period ended September 30, 2004, due to different fiscal period ends. The information for the twelve months ended November 30, 2003 includes the historical results of the Company for fiscal 2003 and the historical results of Persistence for the twelve-month period ended September 30, 2003, and the historical results of DataDirect for the twelve months ended October 31, 2003, due to different fiscal periods.

The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, a reduction in interest expense related to bank loans of DataDirect and decreased interest income related to cash paid for purchase price of the acquisitions, which the Company believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the date indicated, or that may result in the future.

(In thousands, except per share data, unaudited)

Year Ended November 30,	2004	2003

Pro forma revenue	$371,631	$363,035
Pro forma net income	$31,680	$25,533
Pro forma diluted earnings per share	$0.81	$0.68

On December 19, 2002, the Company completed its acquisition of eXcelon Corporation (eXcelon), a provider of data management software. The acquisition was accounted for as a purchase, and accordingly, the results of operations of eXcelon are included in the Company’s operating results from the date of acquisition. The purpose of the acquisition was to expand the product set of the Sonic Software operating unit and, in addition, increase the size of the Company with the ObjectStore product line. The acquisition was structured as a merger of a wholly owned subsidiary of the Company with and into eXcelon. Pursuant to the terms of the acquisition, each outstanding share of eXcelon common stock was converted into the right to receive $3.19 in cash, without interest. In addition, as a result of the acquisition, holders of outstanding options to purchase eXcelon common stock with an exercise price of less than $3.19 per share were entitled to receive a cash payment equal to the number of shares of eXcelon common stock subject to such option multiplied by the amount by which $3.19 exceeded the exercise price per share of such option. The aggregate purchase price of approximately $33.8 million included $9.1 million for facilities closures and employee severance and $0.7 million for direct transaction costs.

Acquired IPR&D of $0.2 million was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. At the date of the acquisition, the Company anticipated the completed product being released in the second half of fiscal 2003. The Company used an independent appraiser to calculate the amounts allocated to assets and liabilities acquired including intangible assets, primarily customer-related and purchased technology, and IPR&D. In fiscal 2004, the Company adjusted the allocation of the purchase price by reducing goodwill by $2.7 million to reflect an additional tax benefit not contemplated in the original allocation. The allocation of the purchase price was as follows:

(In thousands, except share data)

	Total	Life (in years)

Assets and liabilities, including cash	$5,762
Deferred income taxes	12,997
Intangible assets	8,100	1 to 6 years
Goodwill (not deductible for tax purposes)	6,696
In-process research and development	200

Total purchase price	33,755
Less: cash acquired	(9,200)
Less: cash paid for 94,425 shares of eXcelon owned by PSC	(300)

Net cash paid	$24,255

In connection with the acquisition of eXcelon, the Company established a reserve for exit costs related to facilities closures and related costs and employee severance. During fiscal 2004, the Company sublet portions of certain of the locations. The amounts included under cash disbursements are net of proceeds received from subrental agreements. A summary of activity is as follows:

(In thousands)

	Facilities Closures	Employee Severance
	and Related Costs	and Related Benefits	Total

Balance, December 1, 2002	—	—	—
Establishment of reserve on date of acquisition	$6,955	$2,140	$9,095
Cash disbursements	(2,580)	(2,140)	(4,720)

Balance, November 30, 2003	4,375	—	4,375
Cash disbursements	(2,023)	—	(2,023)

Balance, November 30, 2004	$2,352	$—	$2,352

Selected Quarterly Financial Data (unaudited):

(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004:
Revenue	$86,375	$90,777	$89,316	$96,194
Gross profit	70,957	74,519	74,398	81,461
Income from operations	6,333	11,470	12,698	15,863
Net income	4,640	8,085	8,520	10,856
Diluted earnings per share	0.12	0.21	0.22	0.28
2003:
Revenue	$71,822	$77,550	$77,695	$81,993
Gross profit	56,542	62,518	62,700	66,266
Income from operations	5,262	9,165	10,063	12,262
Net income	4,238	6,690	7,329	8,817
Diluted earnings per share	0.12	0.18	0.19	0.23

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

The management of Progress Software Corporation (PSC) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). PSC’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

PSC’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of November 30, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of its internal control over financial reporting as of November 30, 2004 has been attested to by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in internal control over financial reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended November 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Scope of Management’s Annual Report on Internal Control Over Financial Reporting

For purposes of evaluating the internal controls over financial reporting, management determined that the internal control over financial reporting of DataDirect and Persistence Software would be excluded from the fiscal 2004 internal control assessment, as permitted by the rules and regulations of the Securities and Exchange Commission.

In December 2003 DataDirect was acquired for an aggregate purchase price of approximately $87.5 million, net of cash acquired. DataDirect contributed approximately 8% of the Company’s total revenue in fiscal 2004 and accounted for approximately 2% of its total assets at November 30, 2004. In November 2004 Persistence was acquired for an aggregate purchase price of approximately $11.8 million, net of cash. Persistence contributed less than 1% of the Company’s total revenue in fiscal 2004 and accounted for approximately 1% of its total assets at November 30, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in Item 9A of the Annual Report on Form 10-K, that Progress Software Corporation and its subsidiaries maintained effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at DataDirect Technologies Limited (“DataDirect”) which was acquired on December 23, 2003 and whose financial statements reflect total assets and revenues constituting 2% and 8%, respectively, and Persistence Software, Inc. (“Persistence”) which was acquired on November 5, 2004 and whose financial statements reflect total assets and revenues constituting 1% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended November 30, 2004. Accordingly, our audit did not include the internal control over financial reporting at DataDirect and Persistence. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of November 30, 2004 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2004 of the Company and our report dated February 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 11, 2005

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information regarding executive officers set forth under the caption “Executive Officers of the Registrant” in Item 1 of this Annual Report is incorporated herein by reference.

The information regarding directors set forth under the caption “Election of Directors” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2005, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after November 30, 2004, is incorporated herein by reference.

The information regarding the Company’s code of ethics and audit committee set forth under the caption “Board of Directors and Committees of the Board” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2005, which will be filed with the SEC not later than 120 days after November 30, 2004, is incorporated herein by reference.

Item 11. Executive Compensation

The information set forth under the caption “Executive Compensation” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2005, which will be filed with the SEC not later than 120 days after November 30, 2004, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “Security Ownership of Certain Holders and Management” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2005, which will be filed with the SEC not later than 120 days after November 30, 2004, is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2004 is as follows:

(In thousands, except per share data)
	Number of	Weighted-average	Number of
	Securities to be	Exercise	Securities
	Issued Upon	Price of	Remaining
	Exercise of	Outstanding	Available
	Outstanding	Options,	For
	Options, Warrants	Warrants	Future
Plan Category	and Rights	and Rights	Issuance
Equity compensation plans approved by shareholders	7,397	$13.02	743
Equity compensation plans not approved by shareholders	5,049	17.33	1,018

Total	12,446	$14.77	1,761

The Company has adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of shareholders was not required. The Company intends that the 2004 Plan be reserved for persons to whom the Company may issue securities without shareholder approval as an inducement to become employed by the Company pursuant to the rules and regulations of the Nasdaq Stock Market. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer or director would be eligible to receive an award under the 2004 Plan only as an inducement to join the Company. Awards under the 2002 Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than nonqualified stock options have been granted under either plan. A total of 6,700,000 shares are issuable under the two plans.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2005, which will be filed with the SEC not later than 120 days after November 30, 2004, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Principal Accounting Fees and Services” appearing in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2005, which will be filed with the SEC not later than 120 days after November 30, 2004, is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Form 10-K

1. Financial Statements (included in Item 8 of this report on Form 10-K):

-	Report of Independent Registered Public Accounting Firm

-	Consolidated Balance Sheets as of November 30, 2004 and 2003

-	Consolidated Statements of Operations for the years ending November 30, 2004, 2003 and 2002

-	Consolidated Statements of Shareholders’ Equity for the years ending November 30, 2004, 2003 and 2002

-	Consolidated Statements of Cash Flows for the years ending November 30, 2004, 2003 and 2002

-	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted as they are either not required or the information is otherwise included.

(b) Exhibits

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

2.1	Agreement and Plan of Merger Among Progress Software Corporation, Chopin Merger Sub, Inc. and eXcelon Corporation (1)

2.2	Purchase Agreement Dated as of December 5, 2003 By and Among Progress Software Corporation, Diamond Acquisition Corp. and DataDirect Technologies Limited (2)

2.3	Agreement and Plan of Merger By and Among Progress Software Corporation, PSI Acquisition Sub, Inc. and Persistence Software, Inc. (3)

3.1	Restated Articles of Organization of the Company (4)

3.1.1	Articles of Amendment to Restated Articles of Organization filed on January 19, 1995 (5)

3.1.2	Articles of Amendment to Restated Articles of Organization filed on November 17, 1997 (6)

3.1.3	Articles of Amendment to Restated Articles of Organization filed on May 6, 1999 (7)

3.1.4	Articles of Amendment to Restated Articles of Organization filed on June 17, 2000 (8)

3.2	By-Laws of the Company, as amended and restated (9)

4.1	Specimen certificate for the Common Stock of the Company (10)

10.1*	Amended and Restated 1984 Incentive Stock Option Plan (11)

10.2*	1991 Employee Stock Purchase Plan, as amended (12)

10.3*	1992 Incentive and Nonqualified Stock Option Plan (13)

10.4*	1994 Stock Incentive Plan (14)

10.5*	1993 Directors’ Stock Option Plan (15)

10.6*	1997 Stock Incentive Plan, as amended (16)

10.7*	Employee Retention and Motivation Agreement executed by each of the Executive Officers (17)

10.8*	First amendment to Employee Retention and Motivation Agreement executed by each of the Executive Officers (18)

10.9*	2002 Nonqualified Stock Plan (19)

10.10*	Sonic Software Corporation 2001 Stock Incentive Plan, as amended

10.11	PeerDirect Corporation 2003 Stock Incentive Plan

10.12	2004 Inducement Stock Plan

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – Joseph W. Alsop

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 1 of Schedule 13D filed October 28, 2002.

(2)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed January 7, 2004

(3)	Incorporate by reference to Exhibit 99.1 of Form 8-K filed September 27, 2004.

(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

(5)	Incorporated by reference to Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

(6)	Incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

(7)	Incorporated by reference to Exhibit 3.1.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

(8)	Incorporated by reference to Exhibit 3.1.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

(9)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

(10)	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 33-41223, as amended.

(11)	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 33-41223, as amended.

(12)	Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1998.

(13)	Incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(14)	Incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(15)	Incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(16)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

(17)	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

(18)	Incorporated by reference to Exhibit 10.10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1999.

(19)	Incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of PSC participates

(c) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February, 2005.

PROGRESS SOFTWARE CORPORATION
By:	/s/ JOSEPH W. ALSOP
Joseph W. Alsop
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. ALSOP Joseph W. Alsop	Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2005

/s/ NORMAN R. ROBERTSON Norman R. Robertson	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	February 11, 2005

/s/ DAVID H. BENTON, JR. David H. Benton, Jr.	Vice President and Corporate Controller (Principal Accounting Officer)	February 11, 2005

/s/ LARRY R. HARRIS Larry R. Harris	Director	February 11, 2005

/s/ ROGER J. HEINEN, JR. Roger J. Heinen, Jr.	Director	February 11, 2005

/s/ MICHAEL L. MARK Michael L. Mark	Director	February 11, 2005

/s/ SCOTT A. MCGREGOR Scott A. McGregor	Director	February 11, 2005

/s/ AMRAM RASIEL Amram Rasiel	Director	February 11, 2005