Form 10-Q
period 2005-02-28
PROGRESS SOFTWARE CORP /MA
filed 2005-04-11
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended February 28, 2005

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
Telephone Number: (781) 280-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

As of March 31, 2005, there were 37,228,000 shares of the registrant’s Common Stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)
	February 28,	November 30,
	2005	2004

Assets
Current assets:
Cash and equivalents	$64,942	$69,939
Short-term investments	139,732	121,328

Total cash and short-term investments	204,674	191,267
Accounts receivable, net	70,857	63,503
Other current assets	24,548	23,485

Total current assets	300,079	278,255

Property and equipment, net	40,567	40,658
Acquired intangible assets, net	38,248	40,233
Goodwill	67,249	67,130
Other assets	19,992	20,538

Total	$466,135	$446,814

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$243	$238
Accounts payable	11,755	11,953
Accrued compensation and related taxes	25,026	34,907
Income taxes payable	3,861	3,018
Other accrued liabilities	19,361	20,553
Short-term deferred revenue	117,919	101,106

Total current liabilities	178,165	171,775

Long-term debt, less current portion	2,137	2,200

Long-term deferred revenue	6,665	5,861

Commitments and contingent liabilities
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 36,667 shares in 2005 and 36,422 shares in 2004	74,316	70,085
Retained earnings, including accumulated other comprehensive loss of $1,252 in 2005 and $1,913 in 2004	204,852	196,893

Total shareholders’ equity	279,168	266,978

Total	$466,135	$446,814

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)
	Three Months Ended
	Feb 28, 2005	Feb 29, 2004

Revenue:
Software licenses	$37,555	$33,895
Maintenance and services	60,167	52,480

Total revenue	97,722	86,375

Costs and expenses:
Cost of software licenses	1,951	2,592
Cost of maintenance and services	14,036	12,826
Sales and marketing	38,329	36,180
Product development	16,399	14,609
General and administrative	10,652	9,676
Amortization of acquired intangibles	1,997	1,559
In-process research and development	—	2,600

Total costs and expenses	83,364	80,042

Income from operations	14,358	6,333

Other income (expense):
Interest income and other	890	771
Foreign currency losses	(1,551)	(379)

Total other (expense) income, net	(661)	392

Income before provision for income taxes	13,697	6,725
Provision for income taxes	4,383	2,085

Net income	$9,314	$4,640

Earnings per share:
Basic	$0.25	$0.13
Diluted	$0.23	$0.12

Weighted average shares outstanding:
Basic	36,573	35,644
Diluted	39,721	38,955

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)
	Three Months Ended
	Feb 28, 2005	Feb 29, 2004

Cash flows from operating activities:
Net income	$9,314	$4,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,279	3,970
In-process research and development	—	2,600
Deferred income taxes and other	(7)	232
Changes in operating assets and liabilities:
Accounts receivable, net	(7,363)	(5,580)
Other current assets	713	316
Accounts payable and accrued expenses	(11,311)	(9,271)
Income taxes payable	1,254	(399)
Deferred revenue	17,325	16,815

Net cash provided by operating activities	14,204	13,323

Cash flows from investing activities:
Purchases of investments available for sale	(38,831)	(51,278)
Maturities of investments available for sale	20,375	115,374
Purchases of property and equipment	(2,106)	(2,071)
Acquisitions, net of cash acquired	—	(87,520)
Decrease (increase) in other non-current assets	81	(343)

Net cash used for investing activities	(20,481)	(25,838)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,696	6,206
Repurchase of common stock	(5,757)	(1,028)
Repayment of long-term debt	(63)	—

Net cash provided by financing activities	876	5,178

Effect of exchange rate changes on cash	404	936

Net decrease in cash and equivalents	(4,997)	(6,401)
Cash and equivalents, beginning of period	69,939	62,683

Cash and equivalents, end of period	$64,942	$56,282

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Progress Software Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

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

In light of recent views expressed by the Securities and Exchange Commission with respect to accounting for auction rate securities (ARS), the Company has reclassified the accompanying November 30, 2004 condensed consolidated balance sheet to no longer report ARS as cash equivalents. Such investments are now reported within the Company’s short-term investments. The amount reclassified from cash and equivalents to short-term investments at November 30, 2004 was $71.5 million. Net cash used for investing activities within the condensed consolidated statement of cash flows for the three months ending February 29, 2004 has also been reclassified to conform to this presentation. The reclassifications to the prior period financial statements did not affect the Company’s key financial indicators such as total cash and short-term investments, total assets, shareholders’ equity, revenue, income from operations, net income, diluted earnings per share or cash flows from operating activities. In addition, the Company does not believe a reader’s ability to understand other key aspects of the Company’s financial position or operations that might be pertinent to an investment decision has been affected as a result of the reclassifications. As a result, the Company believes the effects of these reclassifications are not material to the Company’s previously issued consolidated financial statements.

Note 2: Stock-based Compensation

The Company uses the intrinsic value method to measure compensation expense associated with the grants of stock options and awards to employees. The Company accounts for stock options and awards to non-employees using the fair value method. The Company has not granted any stock options or awards to non-employees, except to outside directors.

Under the intrinsic value method, compensation associated with stock options and awards to employees is determined as the excess, if any, of the current fair value of the underlying common stock on the date compensation is measured over the price an employee must pay to exercise the option or award. Under the fair value method, compensation associated with stock options and awards is determined based on the estimated fair value of the option or award itself, measured using either current market data or an established option pricing model. The measurement date for employee options and awards is generally the date of grant.

Had the Company used the fair value method to measure compensation related to stock options and awards to employees, pro forma net income and pro forma earnings per share would have been as follows:

(In thousands, except per share data)
Three Months Ended	Feb 28, 2005	Feb 29, 2004

Net income, as reported	$9,314	$4,640
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	2,513	2,253

Pro forma net income	$6,801	$2,387

Earnings per share:
Basic, as reported	$0.25	$0.13

Basic, pro forma	$0.19	$0.07

Diluted, as reported	$0.23	$0.12

Diluted, pro forma	$0.18	$0.06

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

The Company is currently evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123R will materially increase stock compensation expense and decrease net income and diluted earnings per share. In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

Note 3: Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)
Three Months Ended	Feb 28, 2005	Feb 29, 2004

Net income	$9,314	$4,640

Weighted average shares outstanding	36,573	35,644
Dilutive impact from outstanding stock options	3,148	3,311

Diluted weighted average shares outstanding	39,721	38,955

Basic earnings per share	$0.25	$0.13

Diluted earnings per share	$0.23	$0.12

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

Note 5: Comprehensive Income

The components of comprehensive income include net income, foreign currency translation adjustments, unrealized gains and losses on foreign exchange hedging contracts and unrealized gains and losses on investments. The following table sets forth the calculation of comprehensive income on an interim basis:

(In thousands)
Three Months Ended	Feb 28, 2005	Feb 29, 2004

Net income	$9,314	$4,640
Foreign currency translation adjustments	95	216
Unrealized gains (losses) on foreign exchange hedging contracts	622	(325)
Unrealized holding gains (losses) on investments	(56)	153

Total comprehensive income	$9,975	$4,684

Note 6: Segment Information

The Company conducts business through four principal operating units. The first operating unit conducts business as the Progress OpenEdge Division (OED) and provides the OpenEdge platform, a set of development and deployment technologies, which includes the OpenEdge RDBMS, for building business applications. The second operating unit, Sonic Software Corporation, provides a set of standards-based integration products and services. The third operating unit, ObjectStore, provides advanced data management software for developing real-time applications. The fourth operating unit, DataDirect Technologies, was acquired in December 2003 and provides standards-based data connectivity software.

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” This standard is based on a management approach which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods.

Based upon the aggregation criteria for segment reporting, the Company has two reportable segments: Application Development & Deployment, which primarily includes OED, ObjectStore and DataDirect Technologies, and Enterprise Application Integration, which includes Sonic Software and certain Sonic-related international sales and marketing functions within OED. The Company has aggregated its segment data based on similar utilization characteristics, such as deployment and integration, of the primary products in each operating unit. The Company does not internally report its assets, capital expenditures, interest income or provision for income taxes by segment.

The following table sets forth revenue and income from operations from the Company’s reportable segments on an interim basis:

(In thousands)
	Application	Enterprise
	Development &	Application
Three Months Ended:	Deployment	Integration	Eliminations	Total

February 28, 2005:
Revenue	$93,343	$5,462	$(1,083)	$97,722
Income (loss) from operations	$21,022	$(5,581)	$(1,083)	$14,358
February 29, 2004:
Revenue	$81,657	$5,580	$(862)	$86,375
Income (loss) from operations	$14,247	$(7,052)	$(862)	$6,333

Amounts included under Eliminations represent intersegment sales, which are accounted for as if made under an equivalent arms-length basis arrangement. Total revenue from the Sonic product line, generated by both segments, was $6.6 million in the first three months of fiscal 2005 as compared to $6.1 million in the first three months of fiscal 2004.

Note 7: Subsequent Event

On April 7, 2005, the Company acquired privately-held Apama, Inc. (Apama) for an aggregate purchase price of approximately $25 million, net of cash acquired. Apama is a provider of event stream processing software focused on the financial services industry. Apama will become part of the ObjectStore operating unit. The acquisition will be accounted for as a purchase, and accordingly, the results of operations of Apama will be included in the Company’s operating results from the date of acquisition. In addition, the Company is implementing an employee retention program by which payments will be made over the next twelve months to Apama employees, if they meet certain employment criteria. If all retention criteria are met, the Company will be obligated to pay a total of $4 million in retention payments. The purchase price was paid in cash from available funds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by the Company or statements made by its directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company “expects,” “estimates,” “believes,” “is planning” or “plans to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described below in greater detail under the heading “Factors That May Affect Future Results” and include, but are not limited to, the timing of the receipt and shipment of new orders, the success of the Company’s distribution channels, the timely release of enhancements to the Company’s products, the growth rates of certain market segments, the positioning of the Company’s products in those market segments, success in the enterprise service bus market, variations in the demand for professional services and software license maintenance, including technical support, global economic conditions, pricing pressures and the competitive environment in the software industry, the impact of recent acquisitions and any future acquisitions on the Company’s business and the Company’s ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face. The Company undertakes no obligation to update any forward-looking statements it makes.

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

A significant portion of the Company’s revenue is derived from international operations. In the first quarter of fiscal 2005 as well as in fiscal years 2002 through 2004, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the Company’s results. Prior to that, the U.S. dollar was stronger and the Company’s results were adversely affected.

In recent years, the Company has completed a number of acquisitions, including eXcelon Corporation in December 2002, DataDirect Technologies Limited in December 2003 and Persistence Software Inc. (Persistence) in November 2004. These acquisitions were designed to expand the size and breadth of the Company’s business and/or add complementary products and technologies to existing product sets.

The Company conducts business through four operating units. The Company’s principal operating unit conducts business as the Progress OpenEdge Division (OED). OED provides the Progress® OpenEdge™ platform, a set of development and deployment technologies, including the OpenEdge RDBMS, one of the leading embedded databases, for building business applications. Sonic Software Corporation is focused on enterprise application integration and the emerging market for enterprise service bus (ESB) and operates as a subsidiary of the Company. Sonic Software Corporation delivers a distributed, standards-based communications and integration infrastructure, built on an ESB that integrates existing business applications and orchestrates business processes across the extended enterprise. The third operating unit is ObjectStore, a division of PSC, providing advanced data management software for developing high performance real-time applications which require processing of large amounts of data. The operations of Persistence were integrated into ObjectStore. The ObjectStore division is also responsible for the PeerDirect product line. The fourth operating unit, the DataDirect division of PSC, provides standards-based data connectivity software.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company makes estimates and assumptions in the preparation of its consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates.

The Company has identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of its consolidated financial statements. This listing is not a comprehensive list of all of the Company’s accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K.

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

Goodwill and Intangible Assets — The Company has goodwill and net intangible assets of $105.5 million at February 28, 2005. The Company assesses the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment charge would be recorded if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends or a significant decline in the stock price of the Company for a sustained period of time. The Company utilizes discounted cash flow models or valuation reports from third-party firms to determine the fair value of its reporting units. The Company must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.

Deferred Income Taxes — The Company had a net deferred tax asset of $29.1 million, including $12.5 million in other current assets and $16.6 million in other assets, at February 28, 2005. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If the Company were to change its assumptions or otherwise determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue		Period-to-Period Change
			2005
	Three Months Ended		Compared
	Feb 28, 2005	Feb 29, 2004	to 2004

Revenue:
Software licenses	38%	39%	11%
Maintenance and services	62	61	15

Total revenue	100	100	13

Costs and expenses:
Cost of software licenses	2	3	(25)
Cost of maintenance and services	14	15	9
Sales and marketing	39	42	6
Product development	17	17	12
General and administrative	11	11	10
Amortization of acquired intangibles	2	2	28
In-process research and development	—	3	—

Total costs and expenses	85	93	4

Income from operations	15	7	127
Other (expense) income, net	(1)	1	(269)

Income before provision for income taxes	14	8	104
Provision for income taxes	4	3	110

Net income	10%	5%	101%

The Company’s total revenue increased 13% from $86.4 million in the first quarter of fiscal 2004 to $97.7 million in the first quarter of fiscal 2005. Total revenue would have increased by approximately 10% if exchange rates had been constant in the first quarter of fiscal 2005 as compared to the exchange rates in effect in the first quarter of fiscal 2004. In addition to the positive effect of changes in exchange rates, the Company’s revenue increased due to growth in sales volume across all of the Company’s major product lines.

Total revenue from the Progress OpenEdge product line increased 6% from $71.5 million in the first quarter of fiscal 2004 to $76.0 million in the first quarter of fiscal 2005. Total revenue from the DataDirect product line increased 68% from $5.1 million in the first quarter of fiscal 2004 to $8.6 million in the first quarter of fiscal 2005. Total revenue from the ObjectStore product line, including amounts associated with the recently acquired Persistence products, increased 81% from $3.7 million in the first quarter of fiscal 2004 to $6.6 million in the first quarter of fiscal 2005. Total revenue from the Sonic product line increased 8% from $6.1 million in the first quarter of fiscal 2004 to $6.6 million in the first quarter of fiscal 2005.

Software license revenue increased 11% from $33.9 million in the first quarter of fiscal 2004 to $37.6 million in the first quarter of fiscal 2005. Software license revenue would have increased by approximately 8% if exchange rates had been constant in the first quarter of fiscal 2005 as compared to the exchange rates in effect in the first quarter of fiscal 2004. The increase in software license revenue was primarily due to growth from the Company’s newer product lines, DataDirect, ObjectStore and Sonic, which accounted for 34% of software license revenue in the first quarter of fiscal 2005 as compared to 24% in the first quarter of fiscal 2004. Software license revenue from sales to direct end users increased at a greater rate of growth in the first quarter than sales through indirect channels, including application partners which have written software applications utilizing OED technology and resell the Company’s products in conjunction with the sale of their applications.

Maintenance and services revenue increased 15% from $52.5 million in the first quarter of fiscal 2004 to $60.2 million in the first quarter of fiscal 2005. The increase in maintenance and services revenue was primarily the result of growth in the Company’s installed customer base, renewal of maintenance agreements and an increase in professional services revenue.

Total revenue generated in markets outside North America increased 9% from $50.5 million in the first quarter of fiscal 2004 to $55.0 million in the first quarter of fiscal 2005 and represented 56% of total revenue in the first quarter of fiscal 2005 as compared to 59% in the first quarter of fiscal 2004. The three major regions outside of North America, consisting of Europe, Middle East and Africa (EMEA), Latin America and Asia Pacific, each grew in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. Total revenue generated in markets outside North America would have represented 55% of total revenue in the first quarter of fiscal 2005 if exchange rates had been constant in the first quarter of fiscal 2005 as compared to the exchange rates in effect in the first quarter of fiscal 2004.

The Company expects total revenue in the second quarter of fiscal 2005 to be in the range of $98 million to $100 million, representing an increase of 8% to 10% as compared to the second quarter of fiscal 2004. The Company anticipates total revenue for fiscal 2005 to be in the range of $395 million to $405 million, representing an increase of 9% to 12% over fiscal 2004. This revenue expectation assumes the continued success of the Company’s application partners and other channel partners, continued improvement in the Company’s ability to generate new business in end user accounts, the ability to successfully integrate the products and personnel from Persistence and continued growth from the newer product sets, especially the DataDirect, ObjectStore and Sonic product lines. External factors, such as geopolitical issues or a significant strengthening of the U.S. dollar against currencies from which the Company derives a significant portion of its business, could negatively impact this revenue expectation.

Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses decreased 25% from $2.6 million in the first quarter of fiscal 2004 to $2.0 million in the first quarter of fiscal 2005 and decreased as a percentage of software license revenue from 8% to 5%. The dollar decrease for the first quarter was primarily due to lower royalty expense for products and technologies licensed or resold from third parties and lower costs for documentation and media. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix. The Company expects costs of software licenses to range from 5% to 8% of the related software license revenue in a given period.

Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 9% from $12.8 million in the first quarter of fiscal 2004 to $14.0 million in the first quarter of fiscal 2005 and decreased as a percentage of maintenance and services revenue from 24% to 23%. The maintenance and services revenue margin improvement was due to the fact that maintenance revenue, which has a substantially higher margin than professional services revenue, represented a slightly greater proportion of the total maintenance and services revenue in the first quarter of fiscal 2005. The dollar increase was due to greater usage of third-party contractors for service engagements and higher headcount-related expenses. The Company’s technical support, education, and consulting headcount increased by 1% from the end of the first quarter of fiscal 2004 to the end of the first quarter of fiscal 2005.

Sales and marketing expenses increased 6% from $36.2 million in the first quarter of fiscal 2004 to $38.3 million in the first quarter of fiscal 2005, but decreased as a percentage of total revenue from 42% to 39%. The increase in sales and marketing expenses was due to the addition of sales and marketing expense in the ObjectStore group related to the acquisition of Persistence in the fourth quarter of fiscal 2004. Expenses also increased in the first quarter due to year-over-year changes in exchange rates, as a significant percentage of sales and marketing expenses are incurred outside of North America. The Company’s sales, sales support and marketing headcount decreased by 3% from the end of the first quarter of fiscal 2004 to the end of the first quarter of fiscal 2005.

Product development expenses increased 12% from $14.6 million in the first quarter of fiscal 2004 to $16.4 million in the first quarter of fiscal 2005 and remained the same percentage of total revenue at 17%. The dollar increase was primarily due to expenses related to the development team associated with the recently acquired Persistence products and greater use of outside contractors. No software development costs were capitalized in the first quarter of fiscal 2005 as compared to $0.3 million in the first quarter of fiscal 2004. The Company’s product development headcount decreased 1% from the end of the first quarter of fiscal 2004 to the end of the first quarter of fiscal 2005.

General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 10% from $9.7 million in the first quarter of fiscal 2004 to $10.7 million in the first quarter of fiscal 2005 and remained the same percentage of total revenue at 11%. The dollar increase was primarily due to headcount related costs, additional professional service fees for audit and legal expenses and the impact of changes in exchange rates, partially offset by lower transition and integration costs associated with acquisitions. The Company’s general and administrative headcount decreased 1% from the end of the first quarter of fiscal 2004 to the end of the first quarter of fiscal 2005.

Amortization of acquired intangibles increased from $1.6 million in the first quarter of fiscal 2004 to $2.0 million in the first quarter of fiscal 2005. The increase was primarily due to amortization expense associated with the acquisition of Persistence in November 2004. The Company expects amortization of acquired intangibles to total approximately $2.0 million in the second quarter of fiscal 2005 and to total approximately $7.9 million for fiscal 2005.

Acquired in-process research and development from the acquisition of DataDirect totaled $2.6 million in the first quarter of fiscal 2004 and was expensed when the acquisition was consummated because the technological feasibility of products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. The value of in-process research and development was determined based on an independent appraisal from a third party.

Income from operations as a percentage of total revenue increased from 7% in the first quarter of fiscal 2004 to 15% in the first quarter of fiscal 2005. If the Company is able to meet its forecasted revenue target and expenses occur as planned for the remainder of the fiscal year, the Company expects operating income as a percentage of revenue to be between 15% and 17% for all of fiscal 2005.

Other income (expense), net decreased from $0.4 million in the first quarter of fiscal 2004 to ($0.7) million in the first quarter of fiscal 2005. The decrease was primarily due to higher foreign exchange losses in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004, primarily related to the timing of recording foreign exchange hedging expenses, which more than offset an increase in interest income. The increase in interest income was primarily due to slightly higher interest rates and higher average cash and short-term investment balances.

The Company’s effective tax rate was 31% in the first quarter of fiscal 2004 as compared to 32% in the first quarter of fiscal 2005. The IRS is currently examining the Company’s United States income tax returns for fiscal years through 2002. The Company has provided reserves for certain tax matters, both domestic and foreign, which it believes could result in additional tax being due. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate in the period when the audit is completed. Excluding the impact of the results of the IRS audit, the Company estimates that its effective tax rate will remain at approximately 32% for all of fiscal 2005.

Liquidity and Capital Resources

At the end of the first quarter of fiscal 2005, the Company’s cash and short-term investments totaled $204.7 million. The increase of $13.4 million since the end of fiscal 2004 resulted primarily from cash generated from operations and proceeds from exercises of stock options and stock issuances under the Company’s stock purchase plan, partially offset by capital expenditures and common stock repurchases.

The Company generated $14.2 million in cash from operations in the first three months of fiscal 2005 as compared to $13.3 million in the first three months of fiscal 2004. The increase in cash generated from operations in the first three months of fiscal 2005 as compared to the first three months of fiscal 2004 was primarily due to increased profitability, partially offset by net working capital uses.

Accounts receivable increased by $7.4 million from the end of fiscal 2004. This increase resulted in accounts receivable days sales outstanding (DSO) increasing by 6 days to 65 days at the end of the first quarter of fiscal 2005 as compared to 59 days at the end of fiscal 2004 and decreasing by 4 days from 69 days at the end of the first quarter of fiscal 2004. The increase in DSO is primarily related to the impact of maintenance renewal billings, as the first quarter of each fiscal year typically has the highest portion of such billings relative to the full year. The Company targets a DSO range of 60 to 80 days.

The Company purchased property and equipment totaling $2.1 million in each of the first three months of fiscal 2004 and fiscal 2005. The purchases consisted primarily of computer equipment. The Company financed these purchases primarily from cash generated from operations.

The Company purchased and retired approximately 46,000 shares of its common stock for $1.0 million in the first three months of fiscal 2004 and approximately 265,000 shares of its common stock for $5.8 million in the first three months of fiscal 2005. The Company financed these purchases primarily from cash generated from operations.

In September 2004, the Board of Directors authorized, for the period from October 1, 2004 through September 30, 2005, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times that the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans. A total of 9,712,000 shares of common stock remained available for repurchase under this authorization at February 28, 2005.

On April 7, 2005, the Company acquired privately-held Apama, Inc. (Apama) for an aggregate purchase price of approximately $25 million, net of cash acquired. Apama is a provider of event stream processing software focused on the financial services industry. Apama will become part of the ObjectStore operating unit. The acquisition will be accounted for as a purchase, and accordingly, the results of operations of Apama will be included in the Company’s operating results from the date of acquisition. In addition, the Company is implementing an employee retention program by which payments will be made over the next twelve months to Apama employees, if they meet certain employment criteria. If all retention criteria are met, the Company will be obligated to pay a total of $4 million in retention payments. The purchase price was paid in cash from available funds.

In connection with the purchase of a building adjacent to the Company’s headquarters in November 2004, the Company was required to assume an existing mortgage on the building of $2.4 million. Principal payments on this long-term debt in the first three months of fiscal 2005 totaled approximately $0.1 million.

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

Off-Balance Sheet Arrangements

The Company’s only significant off-balance sheet commitments relate to operating lease obligations. The Company has no “off balance arrangements” within the meaning of Item 303(a)(4) of Regulation S-K. Future annual minimum rental lease payments are detailed in Note 10 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2004.

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

The Company is currently evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123R will materially increase stock compensation expense and decrease net income and diluted earnings per share. In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

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

Acquisitions — As part of its business strategy, the Company has made and expects to continue to make acquisitions of businesses or investments in companies that offer complementary products, services and technologies, such as the acquisitions of DataDirect and Persistence in fiscal 2004 and Apama in fiscal 2005. Such acquisitions or investments involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from the Company’s ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on the Company’s business, financial condition and operating results. Consideration paid for any future acquisitions could include company stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

Distribution Channels and New Markets — Future results also depend upon the Company’s continued successful distribution of its products through its Application Partner (AP) and OEM channels and may be adversely affected by downward pressure on pricing, which may not be offset by increases in volume. APs utilize technology from the Company to create their applications and resell the Company’s products along with their own applications. OEMs embed the Company’s products within their software product or technology device. Any adverse effect on the APs’ or OEMs’ businesses related to competition, pricing and other factors could also have a material adverse effect on the Company’s business, financial condition and operating results.

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

Exposure to market rate risk for changes in interest rates relates to the Company’s investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high-quality issuers and has policies limiting, among other things, the amount of credit exposure to any one issuer. The Company limits default risk by purchasing only investment-grade securities. The Company’s investments are primarily fixed-rate instruments. In addition, the Company has classified all its debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial.

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at February 28, 2005 was $89.3 million. There were no unrealized market value gains on such contracts at February 28, 2005. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 6% and the Company’s net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding forward contracts, which mature in ninety days or less, at February 28, 2005 where the notional amount is determined using contract exchange rates:

(In thousands, except exchange rate data)
	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	for U.S. Dollars	for Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$628	1.27
Brazilian real	$1,534	—	2.67
Euro	—	9,490	0.76
Japanese yen	4,578	—	104.85
South African rand	746	—	5.90
U.K. pound	—	4,592	0.52

	$6,858	$14,710

*	expressed as local currency unit per U.S. dollar

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

     (b) Changes in internal control over financial reporting. There were no significant changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable

(c) Stock Repurchases

(in thousands, except per share data)
			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased (1)	Per Share	Or Programs	Programs (2)

Dec. 1, 2004 – Dec. 31, 2004	—	—	—	9,977
Jan. 1, 2005 – Jan 31, 2005	265	$21.73	265	9,712
Feb. 1, 2005 – Feb. 28, 2005	—	—	—	9,712

	265	$21.73	265	9,712

(1)	all shares were purchased in open market transactions

(2)	in September 2004, the Board of Directors authorized, for the period from October 1, 2004 through September 30, 2005, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times that the Company deems such purchases to be an effective use of cash

Item 6. Exhibits

The following exhibits are furnished as part of this Quarterly Report on form 10-Q:

31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Joseph W. Alsop

31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Norman R. Robertson

32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: April 8, 2005	/s/ Joseph W. Alsop
Joseph W. Alsop
Chief Executive Officer (Principal Executive Officer)

Dated: April 8, 2005	/s/ Norman R. Robertson
Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: April 8, 2005	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)