Form 10-Q
period 2005-05-31
PROGRESS SOFTWARE CORP /MA
filed 2005-07-08
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 31, 2005

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

As of June 30, 2005, there were 38,500,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED MAY 31, 2005

INDEX

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)
	May 31,	November 30,
	2005	2004

Assets
Current assets:
Cash and equivalents	$68,437	$69,939
Short-term investments	151,515	121,328

Total cash and short-term investments	219,952	191,267
Accounts receivable, net	55,617	63,503
Other current assets	24,392	23,485

Total current assets	299,961	278,255

Property and equipment, net	40,411	40,658
Acquired intangible assets, net	52,698	40,233
Goodwill	88,497	67,130
Other assets	19,725	20,538

Total	$501,292	$446,814

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$249	$238
Accounts payable	10,076	11,953
Accrued compensation and related taxes	31,096	34,907
Income taxes payable	1,500	3,018
Other accrued liabilities	21,251	20,553
Short-term deferred revenue	107,203	101,106

Total current liabilities	171,375	171,775

Long-term debt, less current portion	2,071	2,200

Long-term deferred revenue	7,456	5,861

Other liabilities	4,220	—

Commitments and contingent liabilities
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 38,083 shares in 2005 and 36,422 shares in 2004	99,996	70,085
Retained earnings, including accumulated other comprehensive loss of $2,047 in 2005 and $1,913 in 2004	216,174	196,893

Total shareholders’ equity	316,170	266,978

Total	$501,292	$446,814

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)
	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004

Revenue:
Software licenses	$37,221	$36,905	$74,776	$70,800
Maintenance and services	62,988	53,872	123,155	106,352

Total revenue	100,209	90,777	197,931	177,152

Costs and expenses:
Cost of software licenses	1,855	2,299	3,806	4,891
Cost of maintenance and services	13,800	13,959	27,836	26,785
Sales and marketing	37,560	36,100	75,889	72,280
Product development	15,393	15,275	31,792	29,884
General and administrative	11,012	9,837	21,664	19,513
Amortization of acquired intangibles	2,296	1,837	4,293	3,396
Acquisition-related expenses, net	974	—	974	2,600

Total costs and expenses	82,890	79,307	166,254	159,349

Income from operations	17,319	11,470	31,677	17,803

Other income (expense):
Interest income and other	1,160	650	2,050	1,421
Foreign currency losses	(260)	(403)	(1,811)	(782)

Total other income, net	900	247	239	639

Income before provision for income taxes	18,219	11,717	31,916	18,442
Provision for income taxes	5,990	3,632	10,373	5,717

Net income	$12,229	$8,085	$21,543	$12,725

Earnings per share:
Basic	$0.33	$0.22	$0.58	$0.36
Diluted	$0.30	$0.21	$0.53	$0.33

Weighted average shares outstanding:
Basic	37,433	36,046	37,003	35,845
Diluted	40,979	39,233	40,350	39,094

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)
	Six Months Ended May 31,
	2005	2004

Cash flows from operating activities:
Net income	$21,543	$12,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,728	8,124
In-process research and development	—	2,600
Deferred income taxes and other	21	109
Tax benefit from stock plans	7,090	3,525
Changes in operating assets and liabilities:
Accounts receivable, net	7,936	3,340
Other current assets	1,212	(377)
Accounts payable and accrued expenses	(5,629)	(7,409)
Income taxes payable	(2,172)	(1,559)
Deferred revenue	9,134	19,235

Net cash provided by operating activities	47,863	40,313

Cash flows from investing activities:
Purchases of investments available for sale	(175,185)	(103,683)
Maturities of investments available for sale	144,903	88,000
Purchases of property and equipment	(4,049)	(4,032)
Acquisitions, net of cash acquired	(34,596)	(87,520)
Decrease (increase) in other non-current assets	2,091	(65)

Net cash used for investing activities	(66,836)	(107,300)

Cash flows from financing activities:
Proceeds from issuance of common stock	26,716	12,489
Repurchase of common stock	(6,023)	(4,261)
Repayment of long-term debt	(118)	—

Net cash provided by financing activities	20,575	8,228

Effect of exchange rate changes on cash	(3,103)	(28)

Net decrease in cash and equivalents	(1,501)	(58,788)
Cash and equivalents, beginning of period	69,938	116,770

Cash and equivalents, end of period	$68,437	$57,982

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Progress Software Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

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

The condensed consolidated statement of cash flows for the six months ended May 31, 2004, and the condensed consolidated balance sheet as of November 30, 2004 have been reclassified to conform to the current year presentation.

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

Had the Company used the fair value method to measure compensation related to stock options and awards to employees, pro forma net income and pro forma earnings per share would have been as follows:

(In thousands, except per share data)
	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004

Net income, as reported	$12,229	$8,085	$21,543	$12,725
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(3,495)	(2,653)	(6,008)	(4,906)

Pro forma net income	$8,734	$5,432	$15,535	$7,819

Basic earnings per share:
As reported	$0.33	$0.22	$0.58	$0.36
Pro forma	$0.23	$0.15	$0.42	$0.22

Diluted earnings per share:
As reported	$0.30	$0.21	$0.53	$0.33
Pro forma	$0.22	$0.14	$0.40	$0.20

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. In April 2005, the SEC announced that the SFAS 123R effective transition date will be extended to the annual period beginning after June 15, 2005. The Company will adopt SFAS 123R on December 1, 2005.

The Company is currently evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123R will materially increase the Company’s stock compensation expense and decrease its net income and basic and diluted earnings per share. SFAS 123R also requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

Note 3: Earnings Per Share

Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table provides the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)
	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004

Net income	$12,229	$8,085	$21,543	$12,725

Weighted average shares outstanding	37,433	36,046	37,003	35,845
Dilutive impact from outstanding stock Options	3,546	3,187	3,347	3,249

Diluted weighted average shares outstanding	40,979	39,233	40,350	39,094

Earnings per share:
Basic	$0.33	$0.22	$0.58	$0.36
Diluted	$0.30	$0.21	$0.53	$0.33

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

Note 5: Comprehensive Income

The components of comprehensive income include net income, foreign currency translation adjustments, unrealized gains and losses on foreign exchange hedging contracts and unrealized gains and losses on investments. The following table provides the calculation of comprehensive income on an interim basis:

(In thousands)
	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004

Net income, as reported	$12,229	$8,085	$21,543	$12,725
Foreign currency translation adjustments	(755)	(365)	(660)	(149)
Unrealized gains (losses) on foreign exchange hedging contracts	—	237	622	(88)
Unrealized losses on investments	(41)	(566)	(97)	(413)

Total comprehensive income	$11,433	$7,391	$21,408	$12,075

Note 6: Segment Information

The Company conducts business through four principal operating units. The first operating unit conducts business as the Progress OpenEdge Division (OED) and provides the OpenEdge platform, a set of development and deployment technologies, which includes the OpenEdge RDBMS, for building business applications. The second operating unit, Sonic Software Corporation, provides a set of standards-based integration products and services. The third operating unit is the Progress Real Time Division (formerly ObjectStore). The Progress Real Time Division provides event stream processing, data management, data access and synchronization products to enable the real-time enterprise. The division includes the recent acquisitions of Persistence Software and Apama and the integration of PeerDirect, creating a comprehensive source of real-time enterprise products. The fourth operating unit, DataDirect Technologies, provides standards-based data connectivity software.

Segment information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This standard is based on a management approach which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods.

Based upon the aggregation criteria for segment reporting, the Company has two reportable segments: Application Development & Deployment, which primarily includes OED, the Progress Real Time Division and DataDirect Technologies, and Enterprise Application Integration, which primarily includes Sonic Software. The Company has aggregated its segment data based on similar utilization characteristics, such as deployment or integration, of the primary products in each operating unit. The Company does not internally report its assets, capital expenditures, interest income or provision for income taxes by segment.

The following table provides revenue and income from operations from the Company’s reportable segments on an interim basis:

(In thousands)
	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004

Revenue:
Application Development and Deployment	$95,165	$85,425	$188,508	$167,082
Enterprise Application Integration	6,150	5,916	11,612	11,496
Eliminations	(1,106)	(564)	(2,189)	(1,426)

Total	$100,209	$90,777	$197,931	$177,152

Income (loss) from operations:
Application Development and Deployment	$22,710	$17,915	$43,732	$32,162
Enterprise Application Integration	(4,285)	(5,881)	(9,866)	(12,933)
Eliminations	(1,106)	(564)	(2,189)	(1,426)

Total	$17,319	$11,470	$31,677	$17,803

Amounts included under Eliminations represent intersegment sales, which are accounted for as if made under an equivalent arms-length basis arrangement. Total revenue from the Sonic product line, generated by both segments, was $14.0 million in the first six months of fiscal 2005 as compared to $12.7 million in the first six months of fiscal 2004.

Note 7: Acquisitions of Apama and EasyAsk

On April 6, 2005, the Company acquired the stock of Apama, Inc. (Apama) for an aggregate purchase price of approximately $25 million, net of cash acquired. Apama is a provider of event stream processing software focused on the financial services industry. Apama has become part of the Progress Real Time Division. The acquisition was accounted for as a purchase, and accordingly, the results of operations for Apama are included in the Company’s operating results from the date of acquisition. Included in the aggregate purchase price of $25 million is $0.6 million of direct acquisition costs. In addition, the Company has implemented an employee retention program by which payments will be made over the next twelve months to Apama employees joining the Company, if they meet certain employment criteria. If all retention criteria are met, the Company will be obligated to pay a total of $4 million in retention payments. Such amounts are payable over the next twelve months and expenses associated with these payments will be recognized ratably based on the terms of the agreement. The purchase price was paid in cash from available funds.

On May 12, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of EasyAsk, Inc. (EasyAsk) for an aggregate purchase price of approximately $9 million, net of cash acquired. EasyAsk is a provider of natural language question/answer and eCommerce search solutions. Prior to the acquisition, the Company held a minority interest in EasyAsk, whose chairman was a member of the Board of Directors of the Company until the successful closing of the purchase agreement. EasyAsk is included within the Application Development and Deployment segment. Included in the aggregate purchase price of $9 million is $0.4 million of expenses related to excess facilities space and $0.2 million of direct acquisition costs. In addition, the Company has implemented an employee retention program by which payments will be made over the next twelve months to EasyAsk employees joining the Company, if they meet certain employment criteria. If all retention criteria are met, the Company will be obligated to pay a total of $0.5 million in retention payments. Such amounts are payable over the next twelve months and expenses associated with these payments will be recognized ratably based on the terms of the agreement. The purchase price was paid in cash from available funds.

Acquisition-related expenses for the second quarter of fiscal 2005 include expenses for retention bonuses to Apama and EasyAsk employees joining the Company of $1.6 million, of which $0.4 million is attributable to sales and marketing, $0.6 million is attributable to product development, and $0.6 million is attributable to general and administrative, partially offset by a credit of $0.6 million for settlement of pre-acquisition assets and liabilities. Acquisition-related expenses for the first six months of fiscal 2004 include acquired in-process research and development from the acquisition of DataDirect of $2.6 million which was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. There was no in-process research and development associated with Apama or EasyAsk acquisitions. In each case, the value of in-process research and development was determined based on an appraisal from an independent third party.

For both acquisitions the Company obtained valuations from independent appraisers for the amounts assigned to intangible assets. The preliminary allocation of the purchase price as of May 31, 2005 was as follows:

(In thousands)
	Total	Life (in years)

Assets and liabilities, including cash	$1,747
Acquired intangible assets	17,149	1 to 10 years
Goodwill	23,634
Deferred tax liability	(4,220)

Total purchase price	38,310
Less: cash acquired	(3,414)
Less: cash paid for existing investment in EasyAsk by PSC	(300)

Net cash paid	$34,596

Pro forma financial information, including Apama and EasyAsk, has not been presented, as the historical operations of the acquired companies were not material to the Company’s consolidated financial statements either individually or in the aggregate.

In March 2005, the Company finalized a settlement agreement related to a previous acquisition resulting in a purchase price adjustment and return of funds to the Company of approximately $2 million. The settlement was recorded as a decrease to goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q and other information provided by the Company or statements made by its directors, officers or employees, from time to time, may contain “forward-looking” statements and information which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that the Company “expects,” “estimates,” “believes,” “is planning” or “plans to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are described below in greater detail under the heading “Factors That May Affect Future Results” and include, but are not limited to, the timing of the receipt and shipment of new orders, the success of the Company’s distribution channels, the timely release of enhancements to the Company’s products, the growth rates of certain market segments, the positioning of the Company’s products in those market segments, success in the enterprise service bus market, variations in the demand for professional services and software license maintenance, including technical support, global economic conditions, pricing pressures and the competitive environment in the software industry, the impact of recent acquisitions and any future acquisitions on the Company’s business and the Company’s ability to penetrate international markets and manage its international operations. Although the Company has sought to identify the most significant risks to its business, the Company cannot predict whether, or to what extent, any of such risks may be realized, nor can there be any assurance that the Company has identified all possible issues which the Company might face. The Company undertakes no obligation to update any forward-looking statements it makes.

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

A significant portion of the Company’s revenue is derived from international operations. In the first six months of fiscal 2005, as well as in fiscal years 2002 through 2004, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the Company’s results. However, the U.S. dollar strengthened against most major currencies near the end of the second quarter of fiscal 2005 to approximate levels from one year earlier.

In recent years, the Company has completed a number of acquisitions, including eXcelon Corporation in December 2002, DataDirect Technologies Limited in December 2003, Persistence Software Inc. in November 2004 and most recently Apama, Inc. and EasyAsk, Inc. in April 2005 and May 2005, respectively. These acquisitions were designed to expand the size and breadth of the Company’s business and/or add complementary products and technologies to existing product sets.

The Company conducts business primarily through four operating units. The Company’s principal operating unit conducts business as the Progress OpenEdge Division, or OED. OED provides the Progress® OpenEdge™ platform, a set of development and deployment technologies, including the OpenEdge RDBMS, one of the leading embedded databases, for building business applications. Another operating unit, Sonic Software Corporation, is focused on enterprise application integration and the emerging market for enterprise service bus, or ESB, and operates as a subsidiary of the Company. Sonic Software Corporation delivers a distributed, standards-based communications and integration infrastructure, built on an ESB that integrates existing business applications and orchestrates business processes across the extended enterprise. The third operating unit is the Progress Real Time Division (formerly ObjectStore). The Progress Real Time Division provides event stream processing, data management, data access and synchronization products to enable the real-time enterprise. The division includes the recent acquisitions of Persistence Software and Apama and the integration of PeerDirect, creating a comprehensive source of real-time enterprise products. The fourth operating unit, the DataDirect division of PSC, provides standards-based data connectivity software.

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

Revenue Recognition - The Company’s revenue recognition policy is significant because revenue is a key component affecting results of operations. In determining when to recognize revenue from a customer arrangement, the Company is often required to exercise judgment regarding the application of its accounting policies to a particular arrangement. For example, judgment is required in determining whether a customer arrangement has multiple elements. When such a situation exists, judgment is also involved in determining whether vendor-specific objective evidence (VSOE) of fair value for the undelivered elements exists. While the Company follows specific and detailed rules and guidelines related to revenue recognition, significant management judgments and estimates are made and used in connection with the revenue recognized in any reporting period, particularly in the areas described above, as well as collectibility. If management made different estimates or judgments, material differences in the timing of the recognition of revenue could occur.

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. This allowance is established using estimates that the Company makes based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, changes to customer creditworthiness and current economic trends. If the Company used different estimates, or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional provisions for doubtful accounts would be required and would increase bad debt expense.

Goodwill and Intangible Assets - The Company had goodwill and net intangible assets of $141.2 million at May 31, 2005. The Company assesses the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment charge would be recorded if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends or a significant decline in the stock price of the Company for a sustained period of time. The Company utilizes discounted cash flow models or valuation reports from third-party firms to determine the fair value of its reporting units. The Company and these third-party firms must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.

Income Tax Accounting - The Company had a net deferred tax asset of $25.3 million, including $12.4 million in other current assets, $17.1 million in other assets and $4.2 million in other liabilities at May 31, 2005. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If the Company were to change its assumptions or otherwise determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

Results of Operations

The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change
	Three Months Ended		Six Months Ended		Three	Six
	May 31,	May 31,	May 31,	May 31,	Month	Month
	2005	2004	2005	2004	Period	Period

Revenue:
Software licenses	37%	41%	38%	40%	1%	6%
Maintenance and services	63	59	62	60	17	16

Total revenue	100	100	100	100	10	12

Costs and expenses:
Cost of software licenses	2	2	2	3	(19)	(22)
Cost of maintenance and services	14	15	14	15	(1)	4
Sales and marketing	38	40	38	41	4	5
Product development	15	17	16	17	1	6
General and administrative	11	11	11	11	12	11
Amortization of acquired intangibles	2	2	2	2	25	26
Acquisition-related expenses, net	1	—	1	1	*	*

Total costs and expenses	83	87	84	90	5	4

Income from operations	17	13	16	10	51	78
Other income	1	0	0	0	264	(63)

Income before provision for taxes	18	13	16	10	55	73
Provision for income taxes	6	4	5	3	65	81

Net income	12%	9%	11%	7%	51%	69%

*	not meaningful

Revenue. The Company’s total revenue increased 10% from $90.8 million in the second quarter of fiscal 2004 to $100.2 million in the second quarter of fiscal 2005. Approximately 3 percentage points of this increase is attributable to favorable changes in currency exchange rates from those in effect during the second quarter of 2004 to those in effect during the second quarter of 2005. The Company’s total revenue increased 12% from $177.2 million in the first six months of fiscal 2004 to $197.9 million in the first six months of fiscal 2005. Approximately 4 percentage points of this increase is attributable to favorable changes in currency exchange rates from those in effect during the first six months of 2004 to those in effect during the first six months of 2005. In addition to the positive effect of changes in exchange rates, the Company’s revenue increased due to growth in sales volume across all of the Company’s major product lines.

Total revenue derived from the OED product line increased from $70.8 million in the second quarter of fiscal 2004 to $77.2 million in the second quarter of fiscal 2005 and increased from $142.3 million in the first six months of fiscal 2004 to $153.2 million in the first six months of fiscal 2005. Total revenue derived from the Sonic product line increased from $6.6 million in the second quarter of fiscal 2004 to $7.4 million in the second quarter of fiscal 2005 and increased from $12.7 million in the first six months of fiscal 2004 to $14.0 million in the first six months of fiscal 2005. Revenue from the Real Time product line increased from $5.1 million in the second quarter of fiscal 2004 to $6.3 million in the second quarter of fiscal 2005 and increased from $8.8 million in the first six months of fiscal 2004 to $12.9 million in the first six months of fiscal 2005. Total revenue derived from the DataDirect product line increased from $8.3 million in the second quarter of fiscal 2004 to $9.3 million in the second quarter of fiscal 2005 and increased from $13.3 million in the first six months of fiscal 2004 to $17.8 million in the first six months of fiscal 2005.

Software license revenue increased 1% from $36.9 million in the second quarter of fiscal 2004 to $37.2 million in the second quarter of fiscal 2005. Software license revenue would have decreased by approximately 2% if exchange rates had been constant in the second quarter of fiscal 2005 as compared to the exchange rates in effect in the second quarter of fiscal 2004. Software license revenue increased 6% from $70.8 million in the first six months of fiscal 2004 to $74.8 million in the first six months of fiscal 2005. Approximately 4 percentage points of this increase is attributable to favorable changes in currency exchange rates from those in effect during the first six months of 2004 to those in effect during the first six months of 2005. The increase in software license revenue in the six-month period was primarily due to growth from the Company’s newer product lines, DataDirect, Real Time (including the impact of recent acquisitions) and Sonic, which accounted for 35% of software license revenue in the second quarter of fiscal 2005 as compared to 34% in the second quarter of fiscal 2004. Software license revenue through indirect channels, including application partners which have written software applications utilizing OED technology and resell the Company’s products in conjunction with the sale of their application, increased 14% in the second quarter of 2005 as compared to the second quarter of 2004, which was partially offset by a decrease in sales to direct end users.

Maintenance and services revenue increased 17% from $53.9 million in the second quarter of fiscal 2004 to $63.0 million in the second quarter of fiscal 2005. Approximately 4 percentage points of this increase is attributable to favorable changes in currency exchange rates from those in effect during the second quarter of 2004 to those in effect during the second quarter of 2005. Maintenance and services revenue increased 16% from $106.4 million in the first six months of fiscal 2004 to $123.2 million in the first six months of fiscal 2005. Approximately 4 percentage points of this increase is attributable to favorable changes in currency exchange rates from those in effect during the first six months of 2004 to those in effect during the first six months of 2005. The increase in maintenance and services revenue was primarily the result of growth in the Company’s installed customer base, renewal of maintenance agreements and an increase in professional services revenue.

Total revenue generated in markets outside North America increased 14% from $50.9 million in the second quarter of fiscal 2004 to $58.0 million in the second quarter of fiscal 2005 and represented 58% of total revenue in the second quarter of fiscal 2005 as compared to 56% in the second quarter of fiscal 2004. Revenue from the three major regions outside North America, consisting of Europe, Middle East and Africa (EMEA), Latin America and Asia Pacific, each increased in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. Total revenue generated in markets outside North America would have represented 56% of total revenue in the second quarter of fiscal 2005 if exchange rates had been constant in the second quarter of fiscal 2005 as compared to the exchange rates in effect in the second quarter of fiscal 2004.

Total revenue generated in markets outside North America increased 11% from $101.4 million in the first six months of fiscal 2004 to $113.0 million in the first six months of fiscal 2005 and represented 57% of total revenue in the first six months of both fiscal 2005 and 2004. Revenue from the three major regions outside North America each increased in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004. Total revenue generated in markets outside North America would have represented 56% of total revenue in the first six months of fiscal 2005 if exchange rates had been constant in the first six months of fiscal 2005 as compared to the exchange rates in effect in the first six months of fiscal 2004.

The Company anticipates total revenue in the third quarter of fiscal 2005 to be in the range of $97 million to $99 million, representing an increase of 9% to 11% as compared to the third quarter of fiscal 2004. The Company anticipates total revenue for all of fiscal 2005 to be in the range of $397 million to $403 million, representing an increase of 9% to 11% over fiscal 2004 amounts. This revenue expectation assumes the continued success of the Company’s application partners and other channel partners, continued improvement in the Company’s ability to generate new business in end user accounts and continued growth and success from the Company’s newer product sets, the DataDirect, Sonic and Real Time product lines. However, external factors, such as geopolitical issues or a further strengthening of the U.S. dollar against currencies in which the Company derives a significant portion of its revenues, could negatively impact this revenue expectation.

Cost of Software Licenses. Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses decreased 19% from $2.3 million in the second quarter of fiscal 2004 to $1.9 million in the second quarter of fiscal 2005 and decreased as a percentage of software license revenue from 6% to 5%. Cost of software licenses decreased 22% from $4.9 million in the first six months of fiscal 2004 to $3.8 million in the first six months of fiscal 2005 and decreased as a percentage of software license revenue from 7% to 5%. The dollar decrease for the second quarter and for the first six months of fiscal 2005 was primarily due to lower royalty expense for products and technologies licensed or resold from third parties and lower costs for documentation and media. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix. The Company expects costs of software licenses to range from 5% to 8% of the related software license revenue in a given period.

Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased 1% from $14.0 million in the second quarter of fiscal 2004 to $13.8 million in the second quarter of fiscal 2005 and decreased as a percentage of maintenance and services revenue from 26% to 22%. Cost of maintenance and services increased 4% from $26.8 million in the first six months of fiscal 2004 to $27.8 million in the first six months of fiscal 2005, but decreased as a percentage of maintenance and services revenue from 25% to 23%. The margin increase for the second quarter and first six months of fiscal 2005 as compared to the comparable periods of fiscal 2004 was due to a change in the mix of revenue with maintenance revenue representing a greater proportion of the total, partially offset by slightly lower margins in professional services. The dollar increase in the first six months of fiscal 2005 compared to the first six months of 2004 was primarily due to year over year changes in exchange rates. The Company’s technical support, education, and consulting headcount decreased by 1% from the end of the second quarter of fiscal 2004 to the end of the second quarter of fiscal 2005.

Sales and Marketing. Sales and marketing expenses increased 4% from $36.1 million in the second quarter of fiscal 2004 to $37.6 million in the second quarter of fiscal 2005, but decreased as a percentage of revenue from 40% to 38%. Sales and marketing expenses increased 5% from $72.3 million in the first six months of fiscal 2004 to $75.9 million in the first six months of fiscal 2005, but decreased as a percentage of revenue from 41% to 38%. The increase in sales and marketing expenses was due to the addition of sales and marketing expense in the Real Time group related to the acquisition of Persistence in the fourth quarter of fiscal 2004 and the acquisition of Apama in the second quarter of 2005. Expenses also increased in the second quarter of 2005 due to year-over-year changes in exchange rates, as a significant percentage of sales and marketing expenses are incurred outside North America. The Company’s sales, sales support and marketing headcount decreased by 1% from the end of the second quarter of fiscal 2004 to the end of the second quarter of fiscal 2005.

Product Development. Product development expenses increased 1% from $15.3 million in the second quarter of fiscal 2004 to $15.4 million in the second quarter of fiscal 2005, but decreased as a percentage of revenue from 17% to 15%. Product development expenses increased 6% from $29.9 million in the first six months of fiscal 2004 to $31.8 million in the first six months of fiscal 2005, but decreased as a percentage of revenue from 17% to 16%. The dollar increase was primarily due to expenses related to the development teams associated with the recently acquired Persistence and Apama products, the start-up of the Company’s offshore development center in India and greater use of outside contractors. There were no capitalized software development costs in the second quarter of fiscal 2004 or fiscal 2005 due to the timing and stage of development of projects that might otherwise qualify for capitalization under the Company’s software capitalization policy. Capitalized software costs associated with Progress OpenEdge 10 totaled $0.3 million in the first six months of fiscal 2004 as compared to none in the first six months of fiscal 2005. The Company’s product development headcount increased 10% from the end of the second quarter of fiscal 2004 to the end of the second quarter of fiscal 2005.

General and Administrative. General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 12% from $9.8 million in the second quarter of fiscal 2004 to $11.0 million in the second quarter of fiscal 2005, but remained the same percentage of total revenue at 11%. General and administrative expenses increased 11% from $19.5 million in the first six months of fiscal 2004 to $21.7 million in the first six months of fiscal 2005, but remained the same percentage of revenue at 11%. The dollar increase was primarily due to headcount-related costs, the impact of changes in exchange rates and higher transition and integration costs associated with acquisitions. The Company’s administrative headcount increased 2% from the end of the second quarter of fiscal 2004 to the end of the second quarter of fiscal 2005.

Amortization of Acquired Intangibles. Amortization of acquired intangibles increased from $1.8 million in the second quarter of fiscal 2004 to $2.3 million in the second quarter of fiscal 2005. Amortization of acquired intangibles increased from $3.4 million in the first six months of fiscal 2004 to $4.3 million in the first six months of fiscal 2005. The increase was due to amortization expense associated with intangible assets identified in the acquisitions of Persistence, Apama and EasyAsk. The Company expects amortization of acquired intangibles to total approximately $2.6 million in the third quarter of fiscal 2005 and approximately $9.4 million for all of fiscal 2005.

Acquisition-Related Expenses. Acquisition-related expenses for the second quarter of fiscal 2005 include expenses for retention bonuses to Apama and EasyAsk employees who joined the Company of $1.6 million, of which $0.4 million is attributable to sales and marketing, $0.6 million is attributable to product development, and $0.6 million is attributable to general and administrative, partially offset by a credit of $0.6 million for settlement of pre-acquisition assets and liabilities. Acquisition-related expenses for the first six months of fiscal 2004 include in-process research and development from the acquisition of DataDirect of $2.6 million which was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. There was no in-process research and development associated with Apama or EasyAsk acquisitions. In each case, the value of in-process research and development was determined based on an appraisal from an independent third party.

Income From Operations. Income from operations as a percentage of total revenue increased from 13% in the second quarter of fiscal 2004 to 17% in the second quarter of fiscal 2005. Income from operations as a percentage of revenue increased from 10% in the first six months of fiscal 2004 to 16% in the first six months of fiscal 2005. If the Company is able to meet its forecasted revenue target and expenses occur as planned for the remainder of the fiscal year, the Company expects operating income as a percentage of revenue to be between 15% and 17% for all of fiscal 2005. Income from operations increased from $17.9 million in the second quarter of 2004 to $22.7 million in the second quarter of 2005 in the Company’s Application Development & Deployment segment, which primarily includes OED, the Progress Real Time Division and DataDirect Technologies. Income from operations in the same segment increased from $32.2 million in the first six months of fiscal 2004 to $43.7 million in the first six months of fiscal 2005. Losses from operations decreased from $5.9 million in the second quarter of 2004 to $4.3 million in the second quarter of 2005 in the Company’s Enterprise Application Integration segment, which includes Sonic Software. Losses from operations from this segment decreased from $12.9 million in the first six months of fiscal 2004 to $9.9 million in the first six months of fiscal 2005.

Other Income. Other income increased 264% from $0.2 million in the second quarter of fiscal 2004 to $0.9 million in the second quarter of fiscal 2005 and decreased 63% from $0.6 million in the first six months of fiscal 2004 to $0.2 million in the first six months of fiscal 2005. The increase in other income in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004 primarily related to an increase in interest income. The increase in interest income was primarily due to higher interest rates and higher average cash and short-term investment balances. The decrease in other income in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 primarily related to the timing of recording foreign exchange hedging expenses, partially offset by an increase in interest income.

Provision for Income Taxes. The Company’s effective tax rate was 32.5% in the second quarter of fiscal 2005 as compared to 31% in the second quarter of fiscal 2004. The IRS is currently examining the Company’s United States income tax returns for fiscal years through 2002. The Company has provided reserves for certain tax matters, both domestic and foreign, which it believes could result in additional tax being due. Any additional assessment or reduction of these contingent liabilities will be reflected in the Company’s effective tax rate in the period when the audit is completed. Without taking into account the potential impact of the results of the IRS audit, the Company estimates that its effective tax rate will be between 32% and 33% for all of fiscal 2005.

Liquidity and Capital Resources

At the end of the second quarter of fiscal 2005, the Company’s cash and short-term investments totaled $220.0 million. The increase of $28.7 million since the end of fiscal 2004 resulted primarily from cash generated from operations and proceeds from exercises of stock options and stock issuances under the Company’s stock purchase plan, partially offset by acquisitions, capital expenditures, and common stock repurchases.

The Company generated $47.9 million in cash from operations in the first six months of fiscal 2005 as compared to $40.3 million in the first six months of fiscal 2004. The increase in cash generated from operations in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004 was primarily due to increased profitability, partially offset by lower contributions from working capital changes.

Accounts receivable decreased by $7.9 million from the end of fiscal 2004. Accounts receivable days sales outstanding, or DSO, decreased by 9 days to 50 days at the end of the second quarter of fiscal 2005 as compared to 59 days at the end of fiscal 2004 and decreased by 6 days from 56 days at the end of the second quarter of fiscal 2004. The Company targets a DSO range of 60 to 80 days.

The Company purchased property and equipment totaling $4.0 million in each of the first six months of fiscal 2005 and 2004. The purchases consisted primarily of computer equipment. The Company financed these purchases primarily from cash generated from operations.

In September 2004, the Board of Directors authorized, for the period from October 1, 2004 through September 30, 2005, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times that the Company deems such purchases to be an effective use of cash. Shares that are repurchased may be used for various purposes, including the issuance of shares pursuant to the Company’s stock option and stock purchase plans. The Company purchased and retired approximately 275,000 shares of its common stock for $6.0 million in the first six months of fiscal 2005 and approximately 198,000 shares of its common stock for $4.3 million in the first six months of fiscal 2004. The Company financed these purchases primarily from cash generated from operations. A total of 9,702,000 shares of common stock remained available for repurchase under this authorization at May 31, 2005.

On April 6, 2005, the Company acquired the stock of Apama, Inc. (Apama) for an aggregate purchase price of approximately $25 million, net of cash acquired. Apama is a provider of event stream processing software focused on the financial services industry. Apama has become part of the Progress Real Time Division. The acquisition was accounted for as a purchase, and accordingly, the results of operations for Apama are included in the Company’s operating results from the date of acquisition. Included in the aggregate purchase price of $25 million is $0.6 million of direct acquisition costs. In addition, the Company has implemented an employee retention program by which payments will be made over the next twelve months to Apama employees joining the Company, if they meet certain employment criteria. If all retention criteria are met, the Company will be obligated to pay a total of $4 million in retention payments. Such amounts are payable over the next twelve months and expenses associated with these payments will be recognized ratably based on the terms of the agreement. The purchase price was paid in cash from available funds.

On May 12, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of EasyAsk, Inc. (EasyAsk) for an aggregate purchase price of approximately $9 million, net of cash acquired. EasyAsk is a provider of natural language question/answer and eCommerce search solutions. Prior to the acquisition, the Company held a minority interest in EasyAsk, whose chairman was a member of the Board of Directors of the Company until the successful closing of the purchase agreement. EasyAsk is included within the Application Development and Deployment segment. Included in the aggregate purchase price of $9 million is $0.4 million of expenses related to excess facilities space and $0.2 million of direct acquisition costs. In addition, the Company has implemented an employee retention program by which payments will be made over the next twelve months to EasyAsk employees joining the Company, if they meet certain employment criteria. If all retention criteria are met, the Company will be obligated to pay a total of $0.5 million in retention payments. Such amounts are payable over the next twelve months and expenses associated with these payments will be recognized ratably based on the terms of the agreement. The purchase price was paid in cash from available funds.

In March 2005, the Company entered into a settlement agreement related to a previous acquisition resulting in a purchase price adjustment and return of funds to the Company of approximately $2 million.

In connection with the purchase of a building adjacent to the Company’s headquarters in November 2004, the Company was required to assume an existing mortgage on the building of $2.4 million. Principal payments on this long-term debt in the first six months of fiscal 2005 totaled approximately $0.1 million.

The Company includes standard intellectual property indemnification provisions in its licensing agreements in the ordinary course of business. Pursuant to the Company’s product license agreements, the Company will indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to the Company’s products. Other agreements with the Company’s customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by the Company or its subcontractors. Historically, the Company’s costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

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

Off-Balance Sheet Arrangements

The Company’s only significant off-balance sheet commitments relate to operating lease obligations. The Company has no “off-balance arrangements” within the meaning of Item 303(a)(4) of Regulation S-K. Future annual minimum rental lease payments are detailed in Note 10 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2004.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment . This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. In April 2005, the SEC announced that the SFAS 123R effective transition date will be extended to the annual period beginning after June 15, 2005. The Company will adopt SFAS 123R on December 1, 2005.

The Company is currently evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method. Adoption of SFAS 123R will materially increase the Company’s stock compensation expense and decrease its net income and basic and diluted earnings per share, but will have no impact on the Company’s financial position. In addition, SFAS 123R requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.

Factors That May Affect Future Results

The Company operates in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond the Company’s control. The following discussion highlights some of these risks.

Fluctuations in Revenue and Quarterly Results - The Company may experience significant fluctuations in future quarterly operating results that may be caused by many factors. Some of these factors include changes in demand for the Company’s products, introduction, enhancement or announcement of products by the Company or its competitors, market acceptance of new products, the growth rates of certain market segments including enterprise application integration and messaging, size and timing of significant orders, budgeting cycles of customers, mix of distribution channels, mix of products and services sold, mix of international and North American revenues, fluctuations in currency exchange rates, changes in the level of operating expenses, changes in the Company’s sales incentive plans, customer order deferrals in anticipation of new products announced by the Company or its competitors and general economic conditions in regions in which the Company conducts business. Revenue forecasting is uncertain, in large part, because the Company generally ships its products shortly after receipt of orders. Most of the Company’s expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in the Company’s revenue, or failure to achieve the anticipated rate of growth, would have a material adverse effect on the profitability of the Company.

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

Products - Ongoing enhancements to the Company’s various product sets will be required to enable the Company to maintain its competitive position. The Company may not be successful in developing and marketing enhancements to its products on a timely basis, and any enhancements may not adequately address the changing needs of the marketplace. Failure to develop enhancements that meet market needs in a timely manner could have a material adverse effect on the Company’s business, financial condition and operating results.

Overlaying the risks associated with the Company’s existing products and enhancements are ongoing technological developments and rapid changes in customer requirements. The Company’s future success will depend upon its ability to develop and introduce in a timely manner new products that take advantage of technological advances and respond to new customer requirements. The development of new products is increasingly complex and uncertain, which increases the risk of delays. The Company may not be successful in developing new products incorporating new technology on a timely basis, and any new products may not adequately address the changing needs of the marketplace.

The Company derives a significant portion of its revenue from its core product line, Progress OpenEdge, and other products that complement OpenEdge and are generally licensed only in conjunction with OpenEdge. Accordingly, the Company’s future results depend on continued market acceptance of OpenEdge, and any factor adversely affecting the market for OpenEdge could have a material adverse effect on the Company’s business, financial condition and operating results.

Some of the Company’s products, such as the Sonic and Real Time product sets, require a higher level of development, distribution and support expenditures, on a percentage of revenue basis, than the OpenEdge or DataDirect product lines. If revenue generated from these products becomes a greater percentage of the Company’s total revenue and if the expenses associated with these products do not decrease on a percentage of revenue basis, then the Company’s operating margins will be adversely affected.

International Operations - The Company typically generates between 55% and 60% of its total revenue from sales outside North America. Because a majority of the Company’s total revenue is derived from international operations that are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company’s results of operations and financial position. In the past two years, the U.S. dollar has been significantly weaker than in the previous few years against most major foreign currencies, which has positively affected the Company’s revenue and results of operations. However, the U.S. dollar strengthened against most major currencies at the end of the second quarter of fiscal 2005 to equivalent levels of one year earlier. The Company’s currency hedging transactions may not materially reduce the effect of fluctuations in foreign currency exchange rates on its results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company’s business could be adversely affected.

Other potential risks inherent in the Company’s international business include longer payment cycles, greater difficulties in accounts receivable collection, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, economic instability in emerging markets and potentially adverse tax consequences. Any one of these factors could adversely impact the success of the Company’s international operations. One or more of these factors could have a material adverse effect on the Company’s future international operations, and, consequently, on the Company’s business, financial condition and operating results.

Acquisitions - As part of its business strategy, the Company has made and expects to continue to make acquisitions of businesses or investments in companies that offer complementary products, services and technologies, such as the acquisitions of DataDirect and Persistence in fiscal 2004 and Apama and EasyAsk in fiscal 2005. These acquisitions or investments involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, unanticipated liabilities, distraction of management from the Company’s ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on the Company’s business, financial condition and operating results. Consideration paid for any future acquisitions could include company stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

Distribution Channels and New Markets - Future results also depend upon the Company’s continued successful distribution of its products through its Application Partner, or AP, and OEM channels and may be adversely affected by downward pressure on pricing, which may not be offset by increases in volume. APs utilize technology from the Company to create their applications and resell the Company’s products along with their own applications. OEMs embed the Company’s products within their software product or technology device. Any adverse effect on the APs’ or OEMs’ businesses related to competition, pricing and other factors could also have a material adverse effect on the Company’s business, financial condition and operating results.

Sonic Software is currently developing and enhancing the Sonic product set and other new products and services. The market for enterprise application integration, Web services, messaging products and other Internet business-to-business products is highly competitive. Many potential customers have made significant investments in proprietary or internally developed systems and would incur significant costs in switching to the Sonic product set or other third-party products. Global e-commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. The Company’s products may not be successful in penetrating these evolving markets.

Competition - The Company experiences significant competition from a variety of sources with respect to the marketing and distribution of its products. Many of the Company’s competitors have greater financial, marketing and technical resources than the Company and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than can the Company. Increased competition could make it more difficult for the Company to maintain its market presence. The marketplace for new products is intensely competitive and characterized by low barriers to entry. As a result, new competitors possessing technological, marketing or other competitive advantages may emerge and rapidly acquire market share.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to deliver products that better address the needs of the Company’s prospective customers. Current and potential competitors also may be more successful than the Company in having their products or technologies widely accepted. The Company may be unable to compete successfully against current and future competitors, and its failure to do so could have a material adverse effect on the Company’s business, prospects, financial condition and operating results.

Hiring and Retention of Skilled Employees - The Company’s future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. There is significant competition for such personnel in the software industry. The Company may not be successful in attracting and retaining the personnel it requires to develop new and enhanced products and to continue to grow and operate profitably.

Intellectual Property and Proprietary Rights - The Company’s success is heavily dependent upon its proprietary software technology. The Company relies principally on a combination of contract provisions and copyright, trademark, patent and trade secret laws to protect its proprietary technology. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company’s products is difficult. The steps taken by the Company to protect its proprietary rights may not be adequate to prevent misappropriation of its technology or independent development by others of similar technology.

In addition, litigation may be necessary to enforce the Company’s intellectual property rights, to protect the Company’s trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. Third parties may assert infringement claims against the Company, and there is a risk that any such claim will be successful. Such litigation could result in substantial costs and diversion of resources, whether or not the Company ultimately prevails on the merits, and could have a material adverse effect on the Company’s business, financial condition and operating results. Such litigation could also result in the Company being prohibited from selling one or more of its products or cause potential customers to become reluctant to purchase the Company’s products.

Third-Party Technology - The Company utilizes technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company’s products to perform key functions. This technology or functionally similar technology may not continue to be available on commercially reasonable terms, or at all.

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

Exposure to market risk for changes in interest rates relates to the Company’s investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company places its investments with high-quality issuers and has policies limiting, among other things, the amount of credit exposure to any one issuer. The Company limits default risk by purchasing only investment-grade securities. The Company’s investments are primarily fixed-rate instruments. In addition, the Company has classified all its debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments, and cash flows are immaterial.

The Company has entered into foreign exchange option and forward contracts to hedge certain transactions in selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at May 31, 2005 was $89.3 million. There were no unrealized market value gains on such contracts at May 31, 2005. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 6% and the Company’s net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding forward contracts, which mature in ninety days or less, at May 31, 2005 where the notional amount is determined using contract exchange rates:

(In thousands, except exchange rate data)
	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	for U.S. Dollars	for Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	$159	—	1.32
Brazilian real	1,971	—	2.44
Euro	—	$17,563	0.80
Japanese yen	5,010	—	107.78
South African rand	1,009	—	6.61
U.K. pound	—	4,259	0.55

	$8,149	$21,822

*expressed as local currency unit per U.S. dollar

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

The effectiveness of any system of disclosure controls and procedures and internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, any system of disclosure controls and procedures and internal control over financial reporting may not be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

(in thousands, except per share data)
			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased (1)	Per Share	Or Programs	Programs (2)

Mar. 1, 2005 – Mar. 31, 2005	—	—	—	9,712
Apr. 1, 2005 – Apr. 30, 2005	—	—	—	9,712
May 1, 2005 – May 31, 2005	10	$26.53	10	9,702

	10	$26.53	10	9,702

(1)	All shares were purchased in open market transactions

(2) In September 2004, the Board of Directors authorized, for the period from October 1, 2004 through September 30, 2005, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times that the Company deems such purchases to be an effective use of cash.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of the Company held on April 21, 2005, the shareholders voted on the items described below:

•	To fix the number of directors constituting the full board at six:

For	Against	Abstain
33,593,622	145,789	363,244

•	To elect the following six directors: Joseph W. Alsop, Larry R. Harris, Roger J. Heinen, Jr., Michael L. Mark, Scott A. McGregor and Amram Rasiel:

Nominee	For	Withhold Authority
Joseph W. Alsop	33,342,833	759,822
Larry R. Harris	32,499,324	1,603,331
Roger J. Heinen, Jr.	32,162,285	1,940,370
Michael L. Mark	31,840,820	2,261,835
Scott A. McGregor	32,853,601	1,249,054
Amram Rasiel	33,074,653	1,028,002

Item 6. Exhibits

The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

2.1	-	Agreement and Plan of Merger dated as of April 6, 2005 by and among Progress Software Corporation, PSC Merger Corp., Apama Inc., and certain stockholders of Apama Inc. (1)

10.1	-	Written offer of employment with Larry R. Harris dated April 29, 2005 (2)

31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Joseph W. Alsop

31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Norman R. Robertson

32.1	-	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	-	Asset Purchase Agreement dated April 29, 2005 by and among Progress Development Corporation, EasyAsk, Inc. and Sigma Partners LLP, as indemnification representative (2)

(1)	Incorporated by reference to the similarly numbered exhibit to the Company’s current report on Form 8-K filed on April 12, 2005.

(2)	Incorporated by reference to the similarly numbered exhibit to the Company’s current report on Form 8-K filed on May 5, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	July 8, 2005	/s/ Joseph W. Alsop

Joseph W. Alsop
Chief Executive Officer
(Principal Executive Officer)

Dated:	July 8, 2005	/s/ Norman R. Robertson

Norman R. Robertson
Senior Vice President, Finance and
Administration and Chief Financial
Officer (Principal Financial
Officer)

Dated:	July 8, 2005	/s/ David H. Benton, Jr.

David H. Benton, Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)