Form 10-Q
period 2005-08-31
PROGRESS SOFTWARE CORP /MA
filed 2005-10-07
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2005
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
Telephone Number: (781) 280-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of October 3, 2005, there were 39,706,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED AUGUST 31, 2005

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	August 31,	November 30,
	2005	2004

Assets
Current assets:
Cash and equivalents	$58,778	$69,939
Short-term investments	194,004	121,328

Total cash and short-term investments	252,782	191,267
Accounts receivable, net	52,128	63,503
Other current assets	34,494	23,485

Total current assets	339,404	278,255

Property and equipment, net	40,128	40,658
Acquired intangible assets, net	50,290	40,233
Goodwill	84,708	67,130
Other assets	23,350	20,538

Total	$537,880	$446,814

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$255	$238
Accounts payable	8,491	11,953
Accrued compensation and related taxes	35,923	34,907
Income taxes payable	1,906	3,018
Other accrued liabilities	23,148	20,553
Short-term deferred revenue	100,767	101,106

Total current liabilities	170,490	171,775

Long-term debt, less current portion	2,005	2,200

Long-term deferred revenue	5,124	5,861

Other liabilities	4,189	—

Commitments and contingent liabilities
Shareholders’ equity:
Common stock; authorized, 100,000 shares; issued and outstanding, 39,576 shares in 2005 and 36,422 shares in 2004, and additional paid-in capital	127,945	70,085
Retained earnings, including accumulated other comprehensive loss of $2,047 in 2005 and $1,913 in 2004	228,127	196,893

Total shareholders’ equity	356,072	266,978

Total	$537,880	$446,814

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004

Revenue:
Software licenses	$37,986	$32,864	$112,762	$103,664
Maintenance and services	61,502	56,452	184,657	162,804

Total revenue	99,488	89,316	297,419	266,468

Costs and expenses:
Cost of software licenses	1,843	2,092	5,649	6,983
Cost of maintenance and services	13,492	12,826	41,328	39,611
Sales and marketing	37,910	35,310	113,799	107,590
Product development	15,957	14,907	47,749	44,791
General and administrative	10,284	9,674	31,948	29,187
Amortization of acquired intangibles	2,568	1,809	6,861	5,205
Compensation expense from repurchase of subsidiary stock options	2,803	—	2,803	—
Acquisition-related expenses, net	1,776	—	2,750	2,600

Total costs and expenses	86,633	76,618	252,887	235,967

Income from operations	12,855	12,698	44,532	30,501

Other income (expense):
Interest income and other	1,620	606	3,670	2,027
Foreign currency losses	(317)	(503)	(2,128)	(1,285)

Total other income, net	1,303	103	1,542	742

Income before provision for income taxes	14,158	12,801	46,074	31,243
Provision for income taxes	801	4,281	11,174	9,998

Net income	$13,357	$8,520	$34,900	$21,245

Earnings per share:
Basic	$0.34	$0.24	$0.93	$0.59
Diluted	$0.31	$0.22	$0.85	$0.54

Weighted average shares outstanding:
Basic	38,947	36,220	37,651	35,970
Diluted	42,501	38,853	41,067	39,014

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended August 31,
	2005	2004

Cash flows from operating activities:
Net income	$34,900	$21,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,416	12,290
In-process research and development	—	2,600
Deferred income taxes and other	(11,335)	251
Tax benefit from stock plans	17,833	3,945
Changes in operating assets and liabilities:
Accounts receivable, net	10,383	4,176
Other current assets	39	1,616
Accounts payable and accrued expenses	(870)	(6,461)
Income taxes payable	(619)	417
Deferred revenue	103	15,354

Net cash provided by operating activities	63,850	55,433

Cash flows from investing activities:
Purchases of investments available for sale	(285,003)	(146,131)
Maturities of investments available for sale	212,322	180,684
Purchases of property and equipment	(5,860)	(5,943)
Acquisitions, net of cash acquired	(32,161)	(87,520)
Decrease (increase) in other non-current assets	324	(138)

Net cash used for investing activities	(110,378)	(59,048)

Cash flows from financing activities:
Proceeds from issuance of common stock	46,084	16,189
Repurchase of stock in subsidiary, net of issuances	(467)	—
Repurchase of common stock	(9,275)	(12,060)
Repayment of long-term debt	(151)	—

Net cash provided by financing activities	36,191	4,129

Effect of exchange rate changes on cash	(823)	579

Net (decrease) increase in cash and equivalents	(11,160)	1,093
Cash and equivalents, beginning of period	69,938	62,677

Cash and equivalents, end of period	$58,778	$63,770

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
Certain balances in the condensed consolidated statement of cash flows for the nine months ended August 31, 2004, and the condensed consolidated balance sheet as of November 30, 2004 have been restated to conform to the current year presentation.
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
Had the Company used the fair value method to measure compensation related to stock options and awards to employees, pro forma net income and pro forma earnings per share would have been as follows:
(In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004

Net income, as reported	$13,357	$8,520	$34,900	$21,245
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(2,517)	(2,298)	(8,525)	(7,203)

Pro forma net income	$10,840	$6,222	$26,375	$14,042

Basic earnings per share:
As reported	$0.34	$0.24	$0.93	$0.59
Pro forma	$0.28	$0.17	$0.70	$0.39

Diluted earnings per share:
As reported	$0.31	$0.22	$0.85	$0.54
Pro forma	$0.26	$0.16	$0.64	$0.36

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (SFAS 123R). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. In April 2005, the SEC announced that the SFAS 123R effective transition date will be extended to the annual period beginning after June 15, 2005. The Company will adopt SFAS 123R on December 1, 2005.
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
Note 3: Earnings Per Share
Basic earnings per share is calculated using the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table provides the calculation of basic and diluted earnings per share on an interim basis:
(In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004

Net income	$13,357	$8,520	$34,900	$21,245

Weighted average shares outstanding	38,947	36,220	37,651	35,970
Dilutive impact from outstanding stock options	3,554	2,633	3,416	3,044

Diluted weighted average shares outstanding	42,501	38,853	41,067	39,014

Earnings per share:
Basic	$0.34	$0.24	$0.93	$0.59
Diluted	$0.31	$0.22	$0.85	$0.54

Note 4: Income Taxes
The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. During the quarter ended August 31, 2005, the IRS completed an examination of the Company’s United States income tax returns for fiscal years through 2002. The provision for taxes in the third quarter of fiscal 2005 included a tax benefit of $3.8 million resulting from the reversal of previously established income tax liabilities that were no longer required.

Note 5: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments, unrealized gains and losses on foreign exchange hedging contracts and unrealized gains and losses on investments. The following table provides the calculation of comprehensive income on an interim basis:
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004

Net income, as reported	$13,357	$8,520	$34,900	$21,245
Foreign currency translation adjustments	132	250	(528)	101
Unrealized gains on foreign exchange hedging contracts	—	245	622	157
Unrealized gains (losses) on investments	19	112	(78)	(301)

Total comprehensive income	$13,508	$9,127	$34,916	$21,202

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

The following table provides revenue and income from operations from the Company’s reportable segments on an interim basis:
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004

Revenue:
Application Development and Deployment	$93,646	$84,485	$282,154	$251,567
Enterprise Application Integration	7,119	5,526	18,731	17,022
Eliminations	(1,277)	(695)	(3,466)	(2,121)

Total	$99,488	$89,316	$297,419	$266,468

Income (loss) from operations:
Application Development and Deployment	$20,228	$19,485	$63,960	$51,647
Enterprise Application Integration	(6,096)	(6,092)	(15,962)	(19,025)
Eliminations	(1,277)	(695)	(3,466)	(2,121)

Total	$12,855	$12,698	$44,532	$30,501

Amounts included under Eliminations represent intersegment sales, which are accounted for as if made under an equivalent arms-length basis arrangement. Total revenue from the Sonic product line, generated by both segments, was $22.6 million in the first nine months of fiscal 2005 and $19.3 million in the first nine months of fiscal 2004.
Note 7: Acquisitions of Apama and EasyAsk
On April 6, 2005, the Company acquired the stock of Apama, Inc. (Apama) for an aggregate purchase price of approximately $25 million, net of cash acquired. Apama is a provider of event stream processing software focused on the financial services industry. Apama has become part of the Progress Real Time Division. The acquisition was accounted for as a purchase, and accordingly, the results of operations for Apama are included in the Company’s operating results from the date of acquisition. Included in the aggregate purchase price of $25 million is $0.6 million of direct acquisition costs. In addition, the Company has implemented an employee retention program by which payments will be made on certain dates over the twelve months following the acquisition to Apama employees who joined the Company, if they meet certain employment criteria. If all retention criteria are met, the Company will be obligated to pay a total of $4 million in retention payments. Compensation expense will be recognized ratably over the service period associated with each payment. The purchase price was paid in cash from available funds.
On May 12, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of EasyAsk, Inc. (EasyAsk) for an aggregate purchase price of approximately $9.4 million, net of cash acquired. EasyAsk is a provider of natural language question/answer and eCommerce search solutions. Prior to the acquisition, the Company held a minority interest in EasyAsk, whose chairman was a member of the Board of Directors of the Company until the closing of the purchase agreement. EasyAsk is included within the Application Development and Deployment segment. Included in the aggregate purchase price of $9.4 million is $0.4 million of expenses related to excess facilities space and $0.2 million of direct acquisition costs. In addition, the Company has implemented an employee retention program by which payments will be made twelve months following the acquisition to EasyAsk employees who joined the Company, if they meet certain employment criteria. If all retention criteria are met, the Company will be obligated to pay a total of $0.5 million in retention payments. Compensation expense associated with these payments will be recognized ratably over the twelve month service period. The purchase price was paid in cash from available funds.
Acquisition-related expenses for the first nine months of fiscal 2005 include expenses for retention bonuses to Apama and EasyAsk employees who joined the Company of $3.3 million, of which $1.8 million is attributable to sales and marketing, $1.3 million is attributable to product development, and $0.2 million is attributable to general and administrative, partially offset by a credit of $0.6 million for settlement of pre-acquisition assets and liabilities related to a previous acquisition. Acquisition-related expenses for the first nine months of fiscal 2004 include acquired in-process research and development from the acquisition of DataDirect of $2.6 million, which was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. The value of in-process research and development was determined based on an appraisal from an independent third party. There was no in-process research and development associated with the Apama or EasyAsk acquisitions.
For both acquisitions the Company obtained valuations from independent appraisers for the amounts assigned to intangible assets. The allocation of the purchase price as of August 31, 2005 was as follows:
(In thousands)

	Total	Life (in years)

Assets and liabilities, including cash	$1,811
Acquired intangible assets	17,149	1 to 10 years
Goodwill	23,435
Deferred tax liability	(4,350)

Total purchase price	38,045
Less: cash acquired	(3,384)
Less: existing investment in EasyAsk held by PSC	(300)

Net cash paid	$34,361

Pro forma financial information has not been presented, as the historical operations of Apama and EasyAsk were not material to the Company’s consolidated financial statements either individually or in the aggregate.
In March 2005, the Company finalized a settlement agreement related to a previous acquisition resulting in a purchase price adjustment and return of funds to the Company of approximately $2 million. The settlement was recorded as a decrease to goodwill.
Note 8: Repurchase of Stock in Subsidiary
On August 31, 2005, the Company entered into an agreement and plan of merger with Sonic Software Corporation (Sonic), a Delaware corporation and majority-owned subsidiary of the Company, and Sonic Merger Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (Merger Sub). The purpose of the merger was for the Company to purchase the shares of the minority stockholders of Sonic and the in-the-money, vested stock options of Sonic. Sonic is the surviving corporation of the merger and is now a wholly-owned subsidiary of the Company. The merger agreement was unanimously approved by the boards of directors of the Company, Sonic and Merger Sub and was also approved by the requisite votes of the stockholders of Sonic and Merger Sub. The merger was consummated on August 31, 2005 immediately after execution of the merger agreement.
Pursuant to the merger agreement, the Company will pay $0.6 million, recorded as a treasury stock transaction on the balance sheet, in the aggregate to the holders of Sonic common stock (other than the Company) and will pay $2.8 million, recorded as compensation expense in the statement of operations, in the aggregate to Sonic employees who hold vested, in-the-money options to purchase Sonic common stock.
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
A significant portion of the Company’s revenue is derived from international operations. In the first six months of fiscal 2005, as well as in fiscal years 2002 through 2004, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the Company’s results. However, the U.S. dollar strengthened against most major currencies in the third quarter of fiscal 2005 to approximate levels from one year earlier.
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
The Company conducts business through four primary operating units. The Company’s principal operating unit conducts business as the Progress OpenEdge Division, or OED. OED provides the Progress® OpenEdge™ platform, a set of development and deployment technologies, including the OpenEdge RDBMS, one of the leading embedded databases, for building business applications. Another operating unit, Sonic Software Corporation, is focused on enterprise application integration and the emerging market for enterprise service bus, or ESB, and operates as a subsidiary of the Company. Sonic Software Corporation delivers a distributed, standards-based communications and integration infrastructure, built on an ESB that integrates existing business applications and orchestrates business processes across the extended enterprise. The third operating unit is the Progress Real Time Division (formerly ObjectStore). The Progress Real Time Division provides event stream processing, data management, data access and synchronization products to enable the real-time enterprise. The division includes the recent acquisitions of Persistence Software and Apama and the integration of PeerDirect, creating a comprehensive source of real-time enterprise products. The fourth operating unit, the DataDirect division of PSC, provides standards-based data connectivity software.

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
Goodwill and Intangible Assets — The Company had goodwill and net intangible assets of $135.0 million at August 31, 2005. The Company assesses the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment charge would be recorded if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends or a significant decline in the stock price of the Company for a sustained period of time. For the annual assessment of impairment, the Company utilizes discounted cash flow models or valuation reports from third-party firms to determine the fair value of its reporting units. The Company and these third-party firms must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting — The Company had a net deferred tax asset of $39.1 million, including $22.8 million in other current assets, $20.5 million in other assets and $4.2 million in other liabilities at August 31, 2005. The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company considers scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If the Company were to change its assumptions or otherwise determine that it was unable to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.
Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change
	Three Months Ended		Nine Months Ended		Three	Nine
	August 31,	August 31,	August 31,	August 31,	Month	Month
	2005	2004	2005	2004	Period	Period

Revenue:
Software licenses	38%	37%	38%	39%	16%	9%
Maintenance and services	62	63	62	61	9	13

Total revenue	100	100	100	100	11	12

Costs and expenses:
Cost of software licenses	2	2	2	3	(12)	(19)
Cost of maintenance and services	14	14	14	15	5	4
Sales and marketing	38	40	38	40	7	6
Product development	16	17	16	17	7	7
General and administrative	10	11	11	11	6	9
Amortization of acquired intangibles	3	2	2	2	42	32
Compensation expense from re- purchase of subsidiary stock options	3	—	1	—	*	*
Acquisition-related expenses, net	1	—	1	1	*	*

Total costs and expenses	87	86	85	89	13	7

Income from operations	13	14	15	11	1	46
Other income	1	0	1	1	*	108

Income before provision for taxes	14	14	15	12	11	47
Provision for income taxes	1	4	4	4	(81)	12

Net income	13%	10%	12%	8%	57%	64%

*	not meaningful
Revenue. The Company’s total revenue increased 11% from $89.3 million in the third quarter of fiscal 2004 to $99.5 million in the third quarter of fiscal 2005. Less than 1 percentage point of this increase is attributable to favorable changes in currency exchange rates from those in effect during the third quarter of 2004 to those in effect during the third quarter of 2005. The Company’s total revenue increased 12% from $266.5 million in the first nine months of fiscal 2004 to $297.4 million in the first nine months of fiscal 2005. Approximately 3 percentage points of this increase is attributable to favorable changes in currency exchange rates from those in effect during the first nine months of 2004 to those in effect during the first nine months of 2005. In addition to the positive effect of changes in exchange rates, the Company’s revenue increased due to growth in sales volume across all of the Company’s major product lines.
Total revenue derived from the OED product line increased from $70.5 million in the third quarter of fiscal 2004 to $75.6 million in the third quarter of fiscal 2005 and increased from $212.9 million in the first nine months of fiscal 2004 to $228.8 million in the first nine months of fiscal 2005. Total revenue derived from the Sonic product line increased from $6.6 million in the third quarter of fiscal 2004 to $8.6 million in the third quarter of fiscal 2005 and increased from $19.3 million in the first nine months of fiscal 2004 to $22.6 million in the first nine months of fiscal 2005. Revenue from the Real Time product line increased from $5.2 million in the third quarter of fiscal 2004 to $7.4 million in the third quarter of fiscal 2005 and increased from $14.0 million in the first nine months of fiscal 2004 to $20.3 million in the first nine months of fiscal 2005. Total revenue derived from the DataDirect product line increased from $7.0 million in the third quarter of fiscal 2004 to $7.9 million in the third quarter of fiscal 2005 and increased from $20.3 million in the first nine months of fiscal 2004 to $25.7 million in the first nine months of fiscal 2005.

Software license revenue increased 16% from $32.9 million in the third quarter of fiscal 2004 to $38.0 million in the third quarter of fiscal 2005. Approximately 1 percentage point of this increase is attributable to favorable changes in currency exchange rates from those in effect during the third quarter of 2004 to those in effect during the third quarter of 2005. Software license revenue increased 9% from $103.7 million in the first nine months of fiscal 2004 to $112.8 million in the first nine months of fiscal 2005. Approximately 3 percentage points of this increase is attributable to favorable changes in currency exchange rates from those in effect during the first nine months of 2004 to those in effect during the first nine months of 2005. The increase in software license revenue in the third quarter and first nine months of fiscal 2005 was primarily due to growth from the Company’s newer product lines, including DataDirect, Real Time and Sonic. These product lines accounted for 36% of software license revenue in the third quarter of fiscal 2005 as compared to 34% in the third quarter of fiscal 2004. Software license revenue through indirect channels, including application partners which have written software applications utilizing OED technology and resell the Company’s products in conjunction with the sale of their application, increased 7% in the third quarter of 2005 as compared to the third quarter of 2004, which was partially offset by a decrease in sales to direct end users.
Maintenance and services revenue increased 9% from $56.5 million in the third quarter of fiscal 2004 to $61.5 million in the third quarter of fiscal 2005. Approximately 1 percentage point of this increase is attributable to favorable changes in currency exchange rates from those in effect during the third quarter of 2004 to those in effect during the third quarter of 2005. Maintenance and services revenue increased 13% from $162.8 million in the first nine months of fiscal 2004 to $184.7 million in the first nine months of fiscal 2005. Approximately 1 percentage point of this increase is attributable to favorable changes in currency exchange rates from those in effect during the first nine months of 2004 to those in effect during the first nine months of 2005. The increase in maintenance and services revenue was primarily the result of growth in the Company’s installed customer base, renewal of maintenance agreements and an increase in professional services revenue.
Total revenue generated in markets outside North America increased 7% from $51.6 million in the third quarter of fiscal 2004 to $55.4 million in the third quarter of fiscal 2005 and represented 55% of total revenue in the third quarter of fiscal 2005 as compared to 58% in the third quarter of fiscal 2004. Revenue from the three major regions outside North America, consisting of Europe, Middle East and Africa (EMEA), Latin America and Asia Pacific, each increased in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. Total revenue generated in markets outside North America would have represented 56% of total revenue in the third quarter of fiscal 2005 if exchange rates had been constant in the third quarter of fiscal 2005 as compared to the exchange rates in effect in the third quarter of fiscal 2004.
Total revenue generated in markets outside North America increased 10% from $153.1 million in the first nine months of fiscal 2004 to $168.4 million in the first nine months of fiscal 2005 and represented 57% of total revenue in the first nine months of both fiscal 2005 and 2004. Revenue from the three major regions outside North America each increased in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004. Total revenue generated in markets outside North America would have represented 56% of total revenue in the first nine months of fiscal 2005 if exchange rates had been constant in the first nine months of fiscal 2005 as compared to the exchange rates in effect in the first nine months of fiscal 2004.
The Company anticipates total revenue in the fourth quarter of fiscal 2005 to be in the range of $104 million to $106 million, representing an increase of 8% to 10% as compared to the fourth quarter of fiscal 2004. The Company anticipates total revenue for all of fiscal 2005 to be in the range of $401 million to $403 million, representing an increase of approximately 11% over fiscal 2004 amounts. This revenue expectation assumes the continued success of the Company’s application partners and other channel partners, continued improvement in the Company’s ability to generate new business in end user accounts and continued growth and success from the Company’s newer product sets, including the DataDirect, Sonic and Real Time product lines. However, external factors, such as the impact of oil price shocks to the economy, geopolitical issues or a further strengthening of the U.S. dollar against currencies in which the Company derives a significant portion of its revenues, could negatively impact this revenue expectation.
Cost of Software Licenses. Cost of software licenses consists primarily of cost of product media, documentation, duplication, packaging, royalties and amortization of capitalized software costs. Cost of software licenses decreased 12% from $2.1 million in the third quarter of fiscal 2004 to $1.8 million in the third quarter of fiscal 2005 and decreased as a percentage of software license revenue from 6% to 5%. Cost of software licenses decreased 19% from $7.0 million in the first nine months of fiscal 2004 to $5.6 million in the first nine months of fiscal 2005 and decreased as a percentage of software license revenue from 7% to 5%. The dollar decrease for the third quarter and for the first nine months of fiscal 2005 were primarily due to lower royalty expense for products and technologies licensed or resold from third parties and lower costs for documentation and media. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix. The Company expects costs of software licenses to range from 5% to 8% of the related software license revenue in a given period.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 5% from $12.8 million in the third quarter of fiscal 2004 to $13.5 million in the third quarter of fiscal 2005 and decreased as a percentage of maintenance and services revenue from 23% to 22%. Cost of maintenance and services increased 4% from $39.6 million in the first nine months of fiscal 2004 to $41.3 million in the first nine months of fiscal 2005, but decreased as a percentage of maintenance and services revenue from 24% to 22%. The margin increases for the third quarter and first nine months of fiscal 2005 as compared to the same periods of fiscal 2004 were due to a change in the mix of revenue, with maintenance revenue representing a greater proportion of the total, partially offset by slightly lower margins in professional services. The dollar increase in the first nine months of fiscal 2005 as compared to the first nine months of 2004 was primarily due to headcount-related expenses and year-over-year changes in exchange rates. The Company’s technical support, education, and consulting headcount increased by 1% from the end of the third quarter of fiscal 2004 to the end of the third quarter of fiscal 2005.
Sales and Marketing. Sales and marketing expenses increased 7% from $35.3 million in the third quarter of fiscal 2004 to $37.9 million in the third quarter of fiscal 2005, but decreased as a percentage of revenue from 40% to 38%. Sales and marketing expenses increased 6% from $107.6 million in the first nine months of fiscal 2004 to $113.8 million in the first nine months of fiscal 2005, but decreased as a percentage of revenue from 40% to 38%. The increase in sales and marketing expenses was due to the addition of sales and marketing expense in the Real Time division related to the acquisition of Persistence in the fourth quarter of fiscal 2004 and the acquisition of Apama in the second quarter of 2005. Expenses also increased in the first nine months of 2005 due to year-over-year changes in exchange rates, as a significant percentage of sales and marketing expenses are incurred outside North America. The Company’s sales, sales support and marketing headcount increased by 1% from the end of the third quarter of fiscal 2004 to the end of the third quarter of fiscal 2005.
Product Development. Product development expenses increased 7% from $14.9 million in the third quarter of fiscal 2004 to $16.0 million in the third quarter of fiscal 2005, but decreased as a percentage of revenue from 17% to 16%. Product development expenses increased 7% from $44.8 million in the first nine months of fiscal 2004 to $47.7 million in the first nine months of fiscal 2005, but decreased as a percentage of revenue from 17% to 16%. The dollar increase was primarily due to expenses related to the development teams associated with the recently acquired Persistence and Apama products, the start-up of the Company’s offshore development center in India and greater use of outside contractors. There were no capitalized software development costs in the third quarter of fiscal 2004 or fiscal 2005 due to the timing and stage of development of projects that might otherwise qualify for capitalization under the Company’s software capitalization policy. Capitalized software costs associated with Progress OpenEdge 10 totaled $0.3 million in the first nine months of fiscal 2004 as compared to none in the first nine months of fiscal 2005. The Company’s product development headcount increased 10% from the end of the third quarter of fiscal 2004 to the end of the third quarter of fiscal 2005.
General and Administrative. General and administrative expenses include the costs of the finance, human resources, legal, information systems and administrative departments of the Company. General and administrative expenses increased 6% from $9.7 million in the third quarter of fiscal 2004 to $10.3 million in the third quarter of fiscal 2005, but decreased as a percentage of revenue from 11% to 10%. General and administrative expenses increased 9% from $29.2 million in the first nine months of fiscal 2004 to $31.9 million in the first nine months of fiscal 2005, but remained the same percentage of revenue at 11%. The dollar increase was primarily due to headcount-related costs, the impact of changes in exchange rates, higher professional services fees and higher transition and integration costs associated with acquisitions. The Company’s administrative headcount increased 6% from the end of the third quarter of fiscal 2004 to the end of the third quarter of fiscal 2005.

Amortization of Acquired Intangibles. Amortization of acquired intangibles increased from $1.8 million in the third quarter of fiscal 2004 to $2.6 million in the third quarter of fiscal 2005. Amortization of acquired intangibles increased from $5.2 million in the first nine months of fiscal 2004 to $6.9 million in the first nine months of fiscal 2005. The increase was due to amortization expense associated with intangible assets identified in the acquisitions of Persistence, Apama and EasyAsk. The Company expects amortization of acquired intangibles to total approximately $2.5 million in the fourth quarter of fiscal 2005 and approximately $9.4 million for all of fiscal 2005.
Acquisition-Related Expenses. Acquisition-related expenses for the third quarter of fiscal 2005 totaling $1.8 million include expenses for retention bonuses to Apama and EasyAsk employees who joined the Company, of which $1.0 million is attributable to sales and marketing, $0.7 million is attributable to product development, and $0.1 million is attributable to general and administrative. Acquisition-related expenses for the first nine months of fiscal 2005 totaling $3.3 million include expenses for retention bonuses to Apama and EasyAsk employees who joined the Company, of which $1.8 million is attributable to sales and marketing, $1.3 million is attributable to product development, and $0.2 million is attributable to general and administrative, partially offset by a credit of $0.6 million for settlement of pre-acquisition assets and liabilities related to a previous acquisition. Acquisition-related expenses for the first nine months of fiscal 2004 include in-process research and development from the acquisition of DataDirect of $2.6 million, which was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. The value of in-process research and development was determined based on an appraisal from an independent third party. There was no in-process research and development associated with the Apama or EasyAsk acquisitions.
Compensation expense from repurchase of subsidiary stock options. Compensation expense from repurchase of subsidiary stock options for the third quarter of fiscal 2005 represented expenses of $2.8 million related to the settlement and pay-out to Sonic employees who held vested, in-the-money options to purchase Sonic common stock.
Income From Operations. Income from operations as a percentage of total revenue decreased from 14% in the third quarter of fiscal 2004 to 13% in the third quarter of fiscal 2005. The decline in the operating margin percentage in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004 was primarily due to compensation expense from repurchase of Sonic stock options, which represented 3% of total revenue. Income from operations as a percentage of revenue increased from 11% in the first nine months of fiscal 2004 to 15% in the first nine months of fiscal 2005. If the Company is able to meet its forecasted revenue target and expenses occur as planned for the remainder of the fiscal year, the Company expects operating income as a percentage of revenue to be approximately 16% for all of fiscal 2005.
Income from operations increased from $19.5 million in the third quarter of fiscal 2004 to $20.2 million in the third quarter of fiscal 2005 in the Company’s Application Development & Deployment segment, which primarily includes OED, the Progress Real Time Division and DataDirect Technologies. Income from operations in the same segment increased from $51.6 million in the first nine months of fiscal 2004 to $61.2 million in the first nine months of fiscal 2005. Losses from operations remained the same at $6.1 million in the third quarter of fiscal 2004 and fiscal 2005 in the Company’s Enterprise Application Integration segment, which includes Sonic Software. Losses from operations from this segment decreased from $19.0 million in the first nine months of fiscal 2004 to $16.0 million in the first nine months of fiscal 2005. The operating loss in the Enterprise Application Integration segment in the third quarter and first nine months of fiscal 2005 included the compensation charge related to the repurchase of Sonic stock options of $2.8 million.
Other Income. Other income increased from $0.1 million in the third quarter of fiscal 2004 to $1.3 million in the third quarter of fiscal 2005 and increased from $0.7 million in the first nine months of fiscal 2004 to $1.5 million in the first nine months of fiscal 2005. The increase in other income in the third quarter and first nine months of fiscal 2005 as compared to the third quarter and first nine months of fiscal 2004 primarily related to an increase in interest income. The increase in interest income was primarily due to higher interest rates and higher average cash and short-term investment balances, partially offset by foreign exchange hedging and transaction expenses.

Provision for Income Taxes. The Company’s effective tax rate was 6% in the third quarter of fiscal 2005 as compared to 33% in the third quarter of fiscal 2004. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. During the third quarter of fiscal 2005, the IRS completed an examination of the Company’s United States income tax returns for fiscal years through 2002. The provision for taxes in the third quarter of fiscal 2005 included a tax benefit of $3.8 million resulting from the reversal of previously established income tax liabilities that were no longer required. The decrease in the effective tax rate from the third quarter and first nine months of fiscal 2004 as compared to the same periods in fiscal 2005 was primarily due to this benefit. The Company estimates that for all of fiscal 2005 its effective tax rate will be approximately 27%, including the effect of the $3.8 million tax benefit which represents an approximate 6% reduction in the overall effective tax rate.
Liquidity and Capital Resources
At the end of the third quarter of fiscal 2005, the Company’s cash and short-term investments totaled $252.8 million. The increase of $61.5 million since the end of fiscal 2004 resulted primarily from cash generated from operations and proceeds from exercises of stock options and stock issuances under the Company’s stock purchase plan, partially offset by acquisitions, capital expenditures, and common stock repurchases.
The Company generated $63.9 million in cash from operations in the first nine months of fiscal 2005 as compared to $55.4 million in the first nine months of fiscal 2004. The increase in cash generated from operations in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004 was primarily due to increased profitability and tax benefits from stock plans associated with disqualifying dispositions, partially offset by lower contributions from changes in working capital. The Company’s taxable income in the United States, on a tax return basis, is expected to be negligible as a result of the tax benefit from disqualifying dispositions. Other current assets have increased primarily due to the resulting increase in deferred taxes associated with tax credit carryforwards and refundable estimated tax payments.
Accounts receivable decreased by $11.4 million from the end of fiscal 2004. Accounts receivable days sales outstanding, or DSO, decreased by 12 days to 47 days at the end of the third quarter of fiscal 2005 as compared to 59 days at the end of fiscal 2004 and decreased by 4 days from 51 days at the end of the third quarter of fiscal 2004. The third quarter of each fiscal year is typically the quarter-end period with the lowest DSO due to a lower proportion of annual customer billings for maintenance renewals occurring in this quarterly period. The Company’s objective is to maintain a DSO range of 60 to 80 days.
The Company purchased property and equipment totaling $5.9 million in the first nine months of each of fiscal 2005 and 2004. The purchases consisted primarily of computer equipment and building and leasehold improvements. The Company funded these purchases primarily from cash generated from operations.
In September 2004, the Board of Directors authorized, for the period from October 1, 2004 through September 30, 2005, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times that the Company deems such purchases to be an effective use of cash. The Company purchased and retired approximately 379,000 shares of its common stock for $9.3 million in the first nine months of fiscal 2005 and approximately 600,000 shares of its common stock for $12.1 million in the first nine months of fiscal 2004. The Company funded these purchases primarily from cash generated from operations. A total of 9,597,000 shares of common stock remained available for repurchase under this authorization at August 31, 2005. In September 2005, the Board of Directors authorized, for the period from October 1, 2005 through September 30, 2006, the purchase of up to 10,000,000 shares of the Company’s common stock. On October 1, 2005, this authorization will supersede the authorization in place at August 31, 2005.
In March 2005, the Company entered into a settlement agreement related to a previous acquisition resulting in a purchase price adjustment and return of funds to the Company of approximately $2 million.
On April 6, 2005, the Company acquired the stock of Apama for an aggregate purchase price of approximately $25 million, net of cash acquired. Apama is a provider of event stream processing software focused on the financial services industry. Apama has become part of the Progress Real Time Division. The acquisition was accounted for as a purchase, and accordingly, the results of operations for Apama are included in the Company’s operating results from the date of acquisition. Included in the aggregate purchase price of $25 million is $0.6 million of direct acquisition costs. In addition, the Company has implemented an employee retention program by which payments will be made on certain dates over the twelve months following the acquisition to Apama employees who joined the Company, if they meet certain employment criteria. If all retention criteria are met, the Company will be obligated to pay a total of $4 million in retention payments. Compensation expense will be recognized ratably over the service period associated with each payment. The purchase price was paid in cash from available funds.
On May 12, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of EasyAsk for an aggregate purchase price of approximately $9.4 million, net of cash acquired. EasyAsk is a provider of natural language question/answer and eCommerce search solutions. Prior to the acquisition, the Company held a minority interest in EasyAsk, whose chairman was a member of the Board of Directors of the Company until the closing of the purchase agreement. EasyAsk is included within the Application Development and Deployment segment. Included in the aggregate purchase price of $9.4 million is $0.4 million of expenses related to excess facilities space and $0.2 million of direct acquisition costs. In addition, the Company has implemented an employee retention program by which payments will be made twelve months following the acquisition to EasyAsk employees who joined the Company, if they meet certain employment criteria. If all retention criteria are met, the Company will be obligated to pay a total of $0.5 million in retention payments. Compensation expense associated with these payments will be recognized ratably over the twelve month service period. The purchase price was paid in cash from available funds.
On August 31, 2005, the Company entered into an agreement and plan of merger with Sonic Software Corporation (Sonic), a Delaware corporation and majority-owned subsidiary of the Company, and Sonic Merger Corporation, a Delaware corporation and wholly-owned subsidiary of the Company (Merger Sub). The purpose of the merger was for the Company to purchase the shares of the minority stockholders of Sonic and the in-the-money, vested stock options of Sonic. Sonic is the surviving corporation of the merger and is now a wholly-owned subsidiary of the Company. The merger agreement was unanimously approved by the boards of directors of the Company, Sonic and Merger Sub and was also approved by the requisite votes of the stockholders of Sonic and Merger Sub. The merger was consummated on August 31, 2005 immediately after execution of the merger agreement.
Pursuant to the merger agreement, the Company will pay $0.6 million, recorded as a treasury stock transaction on the balance sheet, in the aggregate to the holders of Sonic common stock (other than the Company) and will pay $2.8 million, recorded as compensation expense in the statement of operations, in the aggregate to Sonic employees who hold vested, in-the-money options to purchase Sonic common stock.
In connection with the purchase of a building adjacent to the Company’s headquarters in November 2004, the Company was required to assume an existing mortgage on the building of $2.4 million. Principal payments on this long-term debt in the first nine months of fiscal 2005 totaled approximately $0.2 million.
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
Off-Balance Sheet Arrangements
The Company’s only significant off-balance sheet commitments relate to operating lease obligations. The Company has no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K. Future annual minimum rental lease payments are detailed in Note 10 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended November 30, 2004.
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment. This statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. In April 2005, the SEC announced that the SFAS 123R effective transition date will be extended to the annual period beginning after June 15, 2005. The Company will adopt SFAS 123R on December 1, 2005.
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
Global Economic and Political Conditions — The global economic and political environment and the current business climate could impact the Company’s revenue and net income in the near term. Political instability, natural disasters, oil price shocks and armed conflict in various regions of the world also contribute to economic uncertainty. If customers’ buying patterns, such as decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there will be a material adverse effect on the Company’s business, financial condition and operating results.
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
International Operations — The Company typically generates between 55% and 60% of its total revenue from sales outside North America. Because a majority of the Company’s total revenue is derived from international operations that are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect the Company’s results of operations and financial position. In the past two years, the U.S. dollar has been significantly weaker than in the previous few years against most major foreign currencies, which has positively affected the Company’s revenue and results of operations. However, the U.S. dollar strengthened against most major currencies at the end of the second quarter of fiscal 2005 to equivalent levels of one year earlier. The Company’s currency hedging transactions may not materially reduce the effect of fluctuations in foreign currency exchange rates on its results. If for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, the Company’s business could be adversely affected.
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
Sonic Software is currently developing and enhancing the Sonic product set and other new products and services. The market for the enterprise service bus, enterprise application integration, Web services, messaging products and other Internet business-to-business products is highly competitive. Many potential customers have made significant investments in proprietary or internally developed systems and would incur significant costs in switching to the Sonic product set or other third-party products. Global e-commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. The Company’s products may not be successful in penetrating these evolving markets.
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
Third-Party Technology — The Company utilizes technology which it licenses from third parties, including software which is integrated with internally developed software and used in the Company’s products to perform key functions. This technology or functionally similar technology may not continue to be available on commercially reasonable terms, or at all.
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
The Company has entered into foreign exchange option and forward contracts to hedge certain transactions in selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. The Company has not entered into foreign exchange option and forward contracts for speculative or trading purposes. The Company’s accounting policies for these contracts are based on the designation of the contracts as hedging instruments. The criteria the Company uses for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. The Company operates in certain countries where there are limited forward currency exchange markets and thus the Company has unhedged transaction exposures in these currencies. The Company generally does not hedge the net assets of its international subsidiaries. The notional principal amount of outstanding foreign exchange option contracts at August 31, 2005 was $89.3 million. There were no unrealized market value gains on such contracts at August 31, 2005. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, the Company’s revenue would be adversely affected by approximately 6% and the Company’s net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from the Company’s ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.
The table below details outstanding forward contracts, which mature in ninety days or less, at August 31, 2005 where the notional amount is determined using contract exchange rates:
(In thousands, except exchange rate data)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	for U.S. Dollars	for Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	$187	—	1.34
Brazilian real	1,936	—	2.43
Euro	—	$19,070	0.82
Japanese yen	5,122	—	111.29
South African rand	1,546	—	6.53
U.K. pound	—	1,783	0.56

	$8,791	$20,853

*	expressed as local currency unit per U.S. dollar

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
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are not applicable.
(c) Stock Repurchases
(in thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased (1)	Per Share	Or Programs	Programs (2)

June 1, 2005 - June 30, 2005	—	—	—	9,702
July 1, 2005 - July 31, 2005	16	$29.90	16	9,686
Aug. 1, 2005 - Aug. 31, 2005	89	$31.33	89	9,597

	105	$31.11	105	9,597

(1)	All shares were purchased in open market transactions

(2)	In September 2004, the Board of Directors authorized, for the period from October 1, 2004 through September 30, 2005, the purchase of up to 10,000,000 shares of the Company’s common stock, at such times that the Company deems such purchases to be an effective use of cash. In September 2005, the Board of Directors authorized, for the period from October 1, 2005 through September 30, 2006, the purchase of up to 10,000,000 shares of the Company’s common stock. On October 1, 2005, this authorization will supersede the authorization in place at August 31, 2005.

Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:
2.1	Agreement and Plan of Merger dated August 31, 2005 by and among Progress Software Corporation, Sonic Software Corporation and Sonic Merger Corporation (1)

31.1—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Joseph W. Alsop

31.2—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Norman R. Robertson

32.1— Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the similarly numbered exhibit to the Company’s current report on Form 8-K filed on September 7, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: October 7, 2005	/s/ Joseph W. Alsop
Joseph W. Alsop
Chief Executive Officer
(Principal Executive Officer)

Dated: October 7, 2005	/s/ Norman R. Robertson

Norman R. Robertson
Senior Vice President, Finance and
Administration and Chief Financial
Officer (Principal Financial
Officer)

Dated: October 7, 2005	/s/ David H. Benton, Jr.

David H. Benton, Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)