Form 10-K
period 2005-11-30
PROGRESS SOFTWARE CORP /MA
filed 2006-02-10
CIK 876167

\

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2005
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
Common Stock $.01 par value
Title of each class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑                      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐                     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
                        Large accelerated filer ☑                                Accelerated filer ☐                                                           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
As of May 31, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $966,000,000.
As of January 31, 2006, there were 40,406,000 common shares outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2006 are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2005

PART I
CAUTIONARY STATEMENTS
The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-K, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described in Item 1A of this Form 10-K under the heading “Risk Factors.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.
Item 1. Business
Overview
Progress Software Corporation develops, markets and distributes application infrastructure software to simplify and accelerate the development, deployment, integration and management of business applications software. Our mission is to deliver superior software products and services that empower partners and customers to dramatically improve their development, deployment, integration and management of quality applications worldwide. We seek to achieve our mission by providing a robust set of software platforms, tools and services that enable the highly distributed deployment of responsive applications across internal networks, the Internet and occasionally-connected users and simplify the connectivity and integration of applications and data across the enterprise and between enterprises.
More than half of our worldwide revenue is realized through relationships with indirect channel partners, principally application partners and original equipment manufacturers (OEMs). Application partners are independent software vendors that develop and market applications utilizing our technology and resell our products in conjunction with sales of their own products that incorporate our technology. These application partners sell business applications in diverse markets such as manufacturing, distribution, financial services, retail and health care. OEMs are companies that embed our products into their software products or devices. We also sell software products and services directly to the business groups and information technology (IT) organizations of businesses and governments. We operate in North America, Latin America, Europe, Middle East, Africa (EMEA) and the Asia/Pacific region through local subsidiaries as well as independent distributors.
Operating Units and Segments
We have four principal operating units:
•	The Progress OpenEdge Division (OpenEdge Division)

•	Sonic Software Corporation (Sonic)

•	The Progress Real Time Division (Real Time Division)

•	DataDirect Technologies (DataDirect)
The Progress OpenEdge Division, our largest operating unit, provides the Progress OpenEdge® platform, a unified set of development and deployment technologies, including the OpenEdge™ RDBMS, one of the leading embedded databases, that simplifies the job of building business applications. OpenEdge Division was formerly known as the Progress Company. OpenEdge Division released its latest major version, OpenEdge 10, in December 2003. The goal of the OpenEdge Division, along with its more than 2,000 application partners, is to enable end users to achieve a sustainable competitive advantage through application partner developed business solutions that simplify end users’ operations, are fast to implement, provide one of the lowest total costs of ownership, and have unparalleled reliability.

In May 2005, we acquired substantially all of the assets and assumed certain liabilities of EasyAsk, Inc. (EasyAsk) for an aggregate purchase price of approximately $9 million, net of cash acquired. EasyAsk is a provider of natural language question/answer solutions that empower non-technical users to quickly find and retrieve critical business information from multiple enterprise data sources. EasyAsk is reported within the OpenEdge Division.
Sonic Software Corporation, our wholly owned subsidiary, invented and is a leading provider of the enterprise service bus. Sonic provides distributed infrastructure products that integrate applications and orchestrate business processes across the extended enterprise. The Sonic product line offers a standards-based foundation for building a service oriented architecture (SOA). Sonic ESB® enables the configuration, reliable connection, mediation and control of software services and their interactions. Sonic ESB is particularly well-suited for integrating large numbers of mission critical applications that must interoperate across a global enterprise and with the global enterprise’s many business partners. Sonic Software also offers SonicMQ®, a highly scalable messaging server.
The Progress Real Time Division provides event stream processing, data management, data access, and synchronization products to enable the real-time enterprise. These products help businesses monitor, analyze and act on streaming event data, such as radio frequency identification (RFID) or stock tickers, accelerate the performance of existing relational databases and support occasionally-connected users requiring real-time access to shared enterprise data.
DataDirect Technologies, acquired in December 2003, provides data connectivity components that enable software developers to use industry standard interfaces, such as ODBC, JDBC and ADO.NET, to connect applications running on various platforms to major databases. DataDirect is the market leader in the relational data connectivity market, with components embedded in the products of over 250 top software companies and the applications of thousands of large enterprises. DataDirect also offers an XML development tool, Stylus Studio®, and has introduced DataDirect XQuery, the industry’s first embeddable software product based on the XQuery and XQJ standards.
Segments. Based upon the aggregation criteria for segment reporting within consolidated financial statements, we have two reportable segments:
•	the Application Development and Deployment segment, which consists primarily of the OpenEdge Division and DataDirect, and

•	the Enterprise SOA Infrastructure segment, which consists primarily of Sonic Software and the Real Time Division.
These segments have changed from our previously reported segments as we combined the sales and marketing organizations of Sonic and Real Time in December 2005. Since we will be combining results for those two operating units in fiscal 2006, we have restated our segments in this Form 10-K to conform to our organizational structure moving forward.
For financial information relating to business segments and international operations, see Note 11 of the Consolidated Financial Statements, included in this Annual Report on Form 10-K.
Recent Developments
On January 30, 2006 we acquired, through a wholly-owned subsidiary, all of the outstanding shares of common stock of NEON Systems, Inc. (NEON) for an aggregate purchase price of approximately $52 million, net of cash acquired. The purchase price also included the value of in-the-money stock options and warrants. NEON is a provider of mainframe integration products and services. The purpose of the acquisition was to broaden the product offerings of DataDirect. Upon the closing of the transaction, NEON became part of our DataDirect operating unit. We will account for the acquisition as a purchase, and accordingly, we will include the results of operations of NEON in our operating results from the date of acquisition.
On January 20, 2006, we acquired for a combination of cash and stock, through a wholly-owned subsidiary, all of the outstanding stock of Actional Corporation (Actional) for an aggregate purchase price of approximately $32 million, net of cash acquired. Actional is a leading provider of Web services management software for visibility and run-time governance of distributed IT systems in a service-oriented architecture. The purpose of the acquisition was to broaden the Sonic product line. Upon the closing of the transaction, Actional became part of our Sonic operating unit. We will account for the acquisition as a purchase, and accordingly, we will include the results of operations of Actional in our operating results from the date of acquisition.
Our Products
We develop, market and distribute software for the development, deployment, integration and management of business applications. We provide development tools that empower developers to deliver high-quality applications. We deliver reliable, high-performance deployment and integration products such as application servers, databases, enterprise service buses and messaging servers that are essential to the successful use of an application, result in a low total cost of ownership and extend the application’s lifecycle. Our product lines are designed to comply with open standards and to deliver high levels of performance and scalability. Our products are generally licensed under perpetual licenses.
The following descriptions, organized by technology groups, provide details about our significant products:
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
WebSpeed® Workshop
WebSpeed® Workshop is a solution for building and deploying highly scalable business Web applications that process large volumes of transactions. WebSpeed WorkShop combines a visual toolset, packaged Web objects, and SpeedScript, a scripting language specially purposed for internet applications to create a productive development environment.
Stylus Studio®
Stylus Studio® is an advanced eXtensible Mark-up Language (XML) development environment. Stylus Studio includes numerous XML-related data maps, editors and debuggers. Stylus Studio has the capability to query and update relational data using the SQL/XML standard.
DataDirect™ XQuery
DataDirect™ Xquery is an Xquery implementation for applications that need to process both XML and relational data sources. DataDirect Xquery provides special query optimization and mediation for optimal performance when accessing relational data. DataDirect Xquery includes XQuery (XML Query) Tools, a standards-based, advanced XQuery development environment.
Deployment Products
OpenEdge™ RDBMS
The OpenEdge RDBMS products are high-performance relational databases that can scale from a single-user Windows system to symmetric multiprocessing and cache coherent non-uniform memory access systems, supporting thousands of concurrent users. In addition to offering scalability and a low total cost of ownership, the OpenEdge RDBMS products offer high availability, reliability, performance, and platform portability. OpenEdge RDBMS provides flexible data storage capabilities that allow multiple clients to access the same data via Progress 4GL or SQL access via Open DataBase Connectivity (ODBC) and Java DataBase Connectivity (JDBC). OpenEdge

RDBMS products integrate with enterprise applications, tools and numerous third-party data management systems. The three OpenEdge RDBMS products, Enterprise, Workgroup and Personal, allow users to select a solution that satisfies their business objectives.
The OpenEdge Enterprise RDBMS is designed for mid-size and large user environments and the transaction processing throughput of high volume SQL-based and Progress 4GL-based on-line transaction processing applications. The OpenEdge Enterprise RDBMS was developed with a flexible, multithreaded, multiserver architecture. The OpenEdge Enterprise RDBMS is a powerful, open and large-scale enterprise database that can run across multiple hardware platforms and networks. The architecture of the storage engine lets applications take advantage of powerful computing systems. With support for over 10,000 concurrent users and numerous terabytes of data, it provides the capacity for large-scale, high-performance computing.
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
There are two editions of OpenEdge Application Server to address varying processing needs. OpenEdge Application Server Basic Edition provides a solution for deploying simple yet dynamic business applications for some small and mid-size businesses. OpenEdge Application Server Enterprise Edition provides an application server solution for mid-size and large businesses. The Enterprise Edition provides the foundation for delivering SOA and next-generation integration, including Web services, SonicMQ messaging and Sonic ESB.
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
ObjectStore®
ObjectStore is an object-oriented data management solution for enterprise e-Business, telecommunications and commercial software applications. This scalable, high-performance system utilizes object-oriented data modeling and native support for Java® and C++ to provide the reliability, scalability and time-to-market demands required of mission-critical systems. ObjectStore provides developers with highly efficient data storage. ObjectStore’s Cache-Forward™ architecture is designed to maximize the performance of an application through load balancing, cache affinity, transaction services, and overall component coordination and management. The Cache-Forward architecture creates local data caches for components from the ObjectStore server or other enterprise databases.
DataXtend™ CE
DataXtend™ CE provides a distributed data caching infrastructure that is automatically generated using model-driven, object-relational mapping tools. This data access and caching layer is designed to minimize bottlenecks in custom enterprise applications by optimizing relational database access. DataXtend™ CE provides graphical object-relational mapping tools and model-driven, interactive code generation designed to accelerate development. Built-in intelligent cache design incorporates the object model and schema for high performance. Cache clustering capabilities provide scalability and high availability.
DataDirect Connect®
DataDirect Connect for ODBC is a clientless wire protocol ODBC driver for all major databases, including IBM DB2, Informix, Oracle, Microsoft SQL Server, Progress OpenEdge and Sybase. Wire protocol drivers eliminate the need for the database vendor’s client software, thereby making applications easier to configure, deploy and maintain, and increasing data access speeds. DataDirect Connect for JDBC is a Type 4 JDBC driver for high-performance database connectivity. DataDirect Connect for JDBC drivers support the latest database features, such as JTA (Java Transaction API). Other products from DataDirect include Connect64 for ODBC, Connect for .NET, Connect for ADO and Connect for SQL/XML.
DataXtend™ RE
DataXtend™ RE offers patented technology for two-way, read-write replication of databases and applications, supporting companies that need to manage data across multiple sites, geographies or systems. This technology enables enterprises to effectively distribute business applications within an enterprise or to remote offices and users, improving the quality of service and system availability.
Enterprise SOA Infrastructure Products
Sonic ESB®
Sonic ESB is an enterprise service bus that is designed to simplify the integration and flexible reuse of business components using a standards-based, service-oriented architecture. Sonic ESB is designed to allow system architects to dynamically configure the reliable connection, mediation and control of services and their interactions. Sonic ESB spans clusters and security infrastructures to form a federated environment which can be managed from any point. With its configurable service interaction that eliminates hard-wired dependencies, Sonic ESB is designed to make it easier to deploy initial projects and, without recoding, evolve, scale, and extend them throughout the enterprise.
SonicMQ®
SonicMQ is a standards-based enterprise messaging system that is designed to deliver high performance, management capabilities and scalability for large enterprise deployments. The patent-pending Sonic Continuously Available Architecture (CAA™) is designed to ensure continuous system performance, while the Dynamic Routing Architecture® and advanced clustering technologies are designed to ensure scalability to large numbers of messages, users and brokers. Sonic CAA provides high availability for SonicMQ message brokers, SonicMQ clients and the communications among clients, brokers, and destinations. The advanced distributed management and deployment infrastructure of SonicMQ simplifies operations and lowers the total cost of ownership for business-critical communication across the enterprise. SonicMQ is designed to have strong authentication, authorization, and encryption support to ensure that messages and systems are protected inside and outside the firewall. With its guaranteed message delivery system that ensures messages are not lost due to software, network, or hardware failure, SonicMQ is utilized for very complex business transactions and mission-critical communications.
Sonic Orchestration Server™
Sonic Orchestration Server™ extends the intelligent routing capabilities of the Sonic ESB to enable the modeling, automation, and management of complex business processes across the extended enterprise. The Orchestration Server leverages the reach of the ESB to include participating services in a coordinated and managed business process.

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
Progress® Apama® Algorithmic Trading Platform
Progress® Apama® provides a platform to enable next-generation algorithmic trading, giving trading groups within financial institutions full control over composing, deploying, and managing algorithmic trading strategies, such as VWAP, spread trading and index arbitrage management products.
Progress® Apama® ESP
Progress Apama ESP (Event Stream Processing) supports the processing of multiple streams of event data with the goal of identifying the meaningful events within those streams. Progress Apama ESP monitors event-oriented data, applies sets of analytic rules to those events — in real time, and, through that real-time analysis, determines the appropriate action to be taken.
Management Products
Progress® Fathom™
Progress® Fathom™ is a set of enterprise-class application management tools designed to increase the availability and performance of business systems. Progress Fathom enhances the availability and performance of Progress-based applications through system monitoring, alerting and automatic handling of corrective actions.
Product Development
Most of our products have been developed by our internal product development staff or the internal staffs of acquired companies. We believe that the features and performance of our products are competitive with those of other available development and deployment tools and that none of the current versions of our products are approaching obsolescence. However, we believe that significant investments in new product development and continuing enhancements of our current products will be required to enable us to maintain our competitive position.
Our product development staff consisted of 400 employees as of November 30, 2005. We have six development offices in North America, one in Belgium, and one in India. In fiscal years 2005, 2004 and 2003, we spent $63.1 million, $60.7 million and $50.5 million, respectively, on product development, of which no amounts were capitalized in fiscal 2005, and $0.3 million in fiscal 2004 and $0.4 million in fiscal 2003 were capitalized.
Customers
We globally market our products primarily through application partners and, to some extent, directly to end users. Purchasers of Progress-based applications are generally either business managers or IT managers in corporations and government agencies. In addition, we market our DataDirect and, to a lesser extent, our Real Time and Sonic product lines to OEMs who embed and resell these products as part of an integrated solution. We use international distributors in countries where we do not have a direct presence. No single customer has accounted for more than 10% of our total revenue in any of our last three fiscal years.
Application Partners
Our application partners cover a broad range of markets, offer an extensive library of business applications and are a source of follow-on revenue. We have kept entry costs, consisting of primarily the initial purchase of development licenses, low to encourage a wide variety of application partners to build applications. An application partner typically takes six to twelve months to develop an application. Although many of our application partners have developed successful applications and have large installed customer bases, others are engaged in earlier stages of product development and marketing and may not contribute follow-on revenue to us for some time, if at all. However, if an application partner succeeds in marketing its applications, we obtain follow-on revenue as the application partner licenses our deployment products to allow its application to be installed and used by customers. Our OpenEdge Division offers a subscription model alternative to the traditional perpetual license model for application partners who have chosen to enable their business applications under a “software as a service” business model.
Original Equipment Manufacturers (OEMs)
We enter into arrangements with OEMs whereby the OEM embeds our products into its solutions, potentially either software or technology devices. The OEM channel is primarily utilized by DataDirect and, to a lesser extent, Sonic and Real Time. OEMs typically license the right to embed our products into their solutions and distribute such solutions for initial terms ranging from one to three years. Historically, a significant portion of our OEMs have renewed their agreement upon the expiration of the initial term.
Direct End Users
We license our products directly to corporations, government agencies and other organizations. Many end users who purchase application partner applications also purchase our development tools to supplement their internal application development or purchase add-on products directly from us. Like application partners, end user customers also license deployment products for internal applications.
Sales and Marketing
We sell our products through our direct sales force in the United States and in over 25 other countries and through independent distributors in over 30 countries outside North America. The sales, marketing and service groups are organized by operating unit and by region within each operating unit as applicable. The OpenEdge Division operates by region in North America, EMEA, Asia/Pacific and Latin America. DataDirect, Real Time and Sonic Software operate by region within North America, EMEA and Japan. We believe that this structure allows us to maintain direct contact with and support the diverse market requirements of our customers. Our international operations provide focused local marketing efforts and are able to respond directly to changes in local conditions.
Sales personnel are responsible for developing direct end user accounts, recruiting new application partners and OEM accounts, managing existing application partner relationships and servicing existing customers. We actively seek to avoid conflict between the sales efforts of our application partners and our own direct sales efforts. We use our inside sales and customer service groups to enhance our direct sales efforts and to generate new business and follow-on business from existing customers. These groups may provide evaluation copies to application partners or end user organizations to help qualify them as prospective customers, and also sell additional development and deployment products to existing customers.
Our marketing groups within each operating unit conduct a variety of marketing programs designed to ensure a stream of market-ready products, raise the general awareness of us and our operating units, generate leads for the sales organization and promote the various product lines. These programs include public relations, direct mail, participation in trade shows, advertising and production of collateral literature. In fiscal 2005, we held five regional user conference events in the United States, Brazil, Mexico, Portugal and Australia.
Customer Support
Our technical support staff provides telephone support to application developers and end-users. Customers may purchase maintenance services entitling them to software updates, technical support and technical bulletins. First year maintenance and any subsequent annual renewals are not included with our products and are purchased separately. We provide technical support to customers primarily through our technical support centers in Bedford, Massachusetts; Rotterdam, The Netherlands; Slough, United Kingdom; and Melbourne, Australia. Local technical support for specific products is provided in certain countries as well.

The Progress Software Developers Network® (PSDN) is a set of online and offline services designed to help developers write best-of-breed business applications using Progress products and technologies. PSDN provides access to the latest information on Progress technology. Through PSDN Subscriptions, developers gain priority access to a complete, continuously updated set of Progress development and deployment products.
Professional Services
Our global professional services organization delivers business solutions for customers through a combination of products, consulting and education. Our consulting organization offers project management, custom development, programming, application implementation and other services. Our consulting organization also provides services to Web-enable existing applications or to take advantage of the capabilities of new product releases. Our education organization offers numerous training options, from traditional instructor-led courses to advanced learning modules available on CDs. Personnel at our international subsidiaries and distributors provide consulting and training services for customers located outside North America.
Competition
The computer software industry is intensely competitive. We experience significant competition from a variety of sources with respect to all our products. We believe that the breadth and integration of our product offerings have become increasingly important competitive advantages. Other factors affecting competition in the markets we serve include product performance in complex applications, application portability, vendor experience, ease of integration, price, training and support.
We compete in various markets with a number of entities including database vendors offering development tools in conjunction with their database systems, such as Microsoft Corporation, Oracle Corporation and IBM Corporation, as well as numerous enterprise application integration vendors, messaging vendors, event processing vendors and application development tools vendors. We believe that Oracle, Microsoft and IBM currently dominate the database market and that IBM dominates the messaging market. We do not believe that there is a dominant application development tools vendor, event processing vendor or enterprise application integration vendor. Some of our competitors have greater financial, marketing or technical resources than we have and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our revenue and market presence.
Copyrights, Trademarks, Patents and Licenses
We rely upon a combination of contractual provisions and copyright, patent, trademark and trade secret laws to protect our proprietary rights in our products. We distribute our products under software license agreements that grant customers a perpetual nonexclusive license to use our products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with employees and consultants. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.
We seek to protect the source code of our products as trade secrets and as unpublished copyrighted works. We own twenty patents covering portions of our products. We also own twenty-five patent applications for some of our other product technologies. Where possible, we seek to obtain protection of our product names and service offerings through trademark registration and other similar procedures throughout the world.
DataDirect, DataDirect Connect, Dynamic Routing Architecture, Real Time, PeerDirect, Progress, Progress Apama, Progress OpenEdge, Persistence, Sonic ESB, SonicMQ, Stylus Studio and WebSpeed are registered trademarks of Progress Software Corporation or one of our subsidiaries in the U.S. and/or other countries. Cache-Forward, DataDirect Connect64, DataXtend, Fathom, OpenEdge, Sonic Orchestration Server and Sonic XML Server are trademarks of Progress Software Corporation or one of our subsidiaries in the U.S. and other countries. Java and all Java-based marks are trademarks or registered trademarks of Sun Microsystems, Inc. in the U.S. and other countries. Any other trademarks or trade names appearing in this Form 10-K are the property of their respective owners.

We believe that due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are as important in establishing and maintaining a leadership position within the industry as are the various legal protections of our technology. In addition, we believe that the nature of our customers, the importance of our products to them and their need for continuing product support may reduce the risk of unauthorized reproduction.
Employees
As of November 30, 2005, we had 1,593 employees worldwide, including 618 in sales and marketing, 318 in customer support and services (including manufacturing and distribution), 400 in product development and 257 in administration. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in those jurisdictions. We have experienced no work stoppages and believe our relations with employees are good.
We have various equity incentive plans that permit the granting of stock awards to eligible employees and the purchase of shares by eligible employees. The payment of cash bonuses and contributions to retirement plans is at the discretion of the compensation committee of the Board of Directors and the amounts depend on the level of attainment relative to our financial plan. We design these programs to reward employees for performance and reduce employee turnover, although there can be no assurance that such programs will be successful.
Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers.

Name	Age	Position

Joseph W. Alsop	60	Co-Founder and Chief Executive Officer and Director
James D. Freedman	57	Senior Vice President and General Counsel
David G. Ireland	59	President, Progress OpenEdge Division
Gregory J. O’Connor	43	President, Sonic Software Corporation
Richard D. Reidy	46	President, DataDirect Technologies
Norman R. Robertson	57	Senior Vice President, Finance and Administration
		and Chief Financial Officer
Peter G. Sliwkowski	41	President, Progress Real Time Division
Jeffrey P. Stamen	60	Senior Vice President, Corporate Development and Strategy
Mr. Alsop, our co-founder, has been a director and Chief Executive Officer since our inception in 1981.
Mr. Freedman was appointed Vice President and General Counsel in 1995 and was appointed Senior Vice President and General Counsel in August 2004. Mr. Freedman joined us in 1992.
Mr. Ireland joined us in 1997 as Vice President, Core Products and Services and was appointed Vice President and General Manager, Core Products and Services in 1998, Vice President and General Manager, Worldwide Field Operations in 1999 and President, Progress OpenEdge Division in 2000.
Mr. O’Connor was appointed Vice President, Apptivity Engineering in 1998 and was appointed Vice President, Sonic Engineering in 1999 and President, Sonic Software Corporation in 2001. Mr. O’Connor joined us in 1992.

Mr. Reidy was appointed Vice President, Development Tools in 1996 and was appointed Vice President, Product Development in 1997, Vice President, Products in 1999, Senior Vice President, Products and Corporate Development in 2000 and President, DataDirect Technologies in May 2004. Mr. Reidy joined us in 1985.
Mr. Robertson joined us in 1996 as Vice President, Finance and Chief Financial Officer and was appointed Vice President, Finance and Administration and Chief Financial Officer in 1997 and Senior Vice President, Finance and Administration and Chief Financial Officer in 2000.
Mr. Sliwkowski was appointed Vice President, Development in 1997 and President, Progress Real Time Division in October 2004. Mr. Sliwkowski joined us in 1988.
Mr. Stamen joined us in June 2004 as Senior Vice President, Corporate Development and Strategy. From 1999 to 2004, Mr. Stamen was CEO of Syncra Systems, Inc., a software developer.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.progress.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information posted on our web site is not incorporated into this Annual Report.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. The following discussion highlights some of these risks.
Our revenue and quarterly results may fluctuate, which could adversely affect our stock price. We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include:
•	changes in demand for our products;

•	introduction, enhancement or announcement of products by us or our competitors;

•	market acceptance of our new products;

•	the growth rates of certain market segments in which we compete;

•	size and timing of significant orders;

•	budgeting cycles of customers;

•	mix of distribution channels;

•	mix of products and services sold;

•	mix of international and North American revenues;

•	fluctuations in currency exchange rates;

•	changes in the level of operating expenses;

•	changes in our sales incentive plans;

•	completion or announcement of acquisitions by us or competitors;

•	customer order deferrals in anticipation of new products announced by us or our competitors; and

•	general economic conditions in regions in which we conduct business.
Revenue forecasting is uncertain, in large part, because we generally ship our products shortly after receipt of orders. Most of our expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in our revenue, or failure to achieve the anticipated rate of growth, would have a material adverse effect on our profitability. If our operating results do not meet our publicly stated guidance, if any, or the expectations of investors, our stock price may decline.
Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. We typically generate between 55% and 60% of our total revenue from sales outside of North America. Political instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely influence our business. If customers’ buying patterns, such as decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there will be a material adverse effect on our business, financial condition and operating results. Other potential risks inherent in our international business include:
•	longer payment cycles;

•	greater difficulties in accounts receivable collection;

•	unexpected changes in regulatory requirements;

•	export restrictions, tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	political instability;

•	reduced protection for intellectual property rights in some countries;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	economic instability in emerging markets; and

•	potentially adverse tax consequences.
Any one or more of such factors could have a material adverse effect on our international operations, and, consequently, on our business, financial condition and operating results.
Fluctuations in foreign currency exchange rates could have an adverse impact on our financial condition and results of operations. Because a majority of our total revenue is derived from international operations that are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may affect our results of operations and financial position. In the first six months of fiscal 2005, as well as in fiscal years 2002 through 2004, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected our results. However, the U.S. dollar strengthened against most major currencies in the last six months of fiscal 2005 to approximate levels from one year earlier, and further unfavorable changes in foreign currency exchange rates may occur. We seek to reduce our exposure to fluctuations in foreign currency exchange rates by entering into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific). There can be no assurance that our currency hedging transactions will be effective in reducing the effect on us of fluctuations in foreign currency exchange rates. Further, if for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, our business could be adversely affected.
Technology and customer requirements evolve rapidly in our industry, and if we do not continue to develop new products and enhance our existing products in response to these changes, our business could be harmed. Ongoing enhancements to our product sets will be required to enable us to maintain our competitive position. There can be no assurance that we will be successful in developing and marketing enhancements to our products on a timely basis, or that the enhancements will adequately address the changing needs of the marketplace. Overlaying the risks associated with our existing products and enhancements are ongoing technological developments and rapid changes in customer requirements. Our future success will depend upon our ability to develop and introduce in a timely manner new products that take advantage of technological advances and respond to new customer requirements. The development of new products is increasingly complex and uncertain, which increases the risk of delays. There can be no assurance that we will be successful in developing new products incorporating new technology on a timely basis, or that our new products will adequately address the changing needs of the marketplace. Failure to develop new products and product enhancements that meet market needs in a timely manner could have a material adverse effect on our business, financial condition and operating results.
We are substantially dependent on our core product, Progress OpenEdge. We derive a significant portion of our revenue from software license and maintenance revenue attributable to our core product line, Progress OpenEdge, and other products that complement OpenEdge and are generally licensed only in conjunction with OpenEdge. Accordingly, our future results depend on continued market acceptance of OpenEdge and any factor adversely affecting the market for OpenEdge could have a material adverse effect on our business, financial condition and operating results.

Higher costs associated with some of our newer products could adversely affect our operating margins. Some of our newer products, such as the Sonic and Real Time product sets, require a higher level of development, distribution and support expenditures, on a percentage of revenue basis, than the OpenEdge or DataDirect product lines. If revenue generated from these products becomes a greater percentage of our total revenue and if the expenses associated with these products do not decrease on a percentage of revenue basis, then our operating margins will be adversely affected.
We may make acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition or results of operations. As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies, such as the acquisitions of DataDirect and Persistence in fiscal 2004, Apama and EasyAsk in fiscal 2005 and our recently completed acquisitions of Actional Corporation and NEON Systems, Inc. in the first quarter of fiscal 2006. Such acquisitions or investments involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition and operating results. Consideration paid for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.
We recognize a substantial portion of our revenue from sales made through third parties, including our application partners and OEMs, and adverse developments in the businesses of these third parties or in our relationships with them could harm our revenues and results of operations. Our future results also depend upon our continued successful distribution of our products through our application partner and OEM channels. Application partners utilize our technology to create their applications and resell our products along with their own applications. OEMs embed our products within their software products or technology devices. The activities of these third parties are not within our direct control. Our failure to manage our relationships with these third parties effectively could impair the effectiveness of our sales, marketing and support activities. A reduction in the sales efforts, technical capabilities or financial viability of these parties, a misalignment of interest between us and them, or a termination of our relationship with a major application partner or OEM could have a negative effect on our sales and financial results. Any adverse effect on the application partners’ or OEMs’ businesses related to competition, pricing and other factors could also have a material adverse effect on our business, financial condition and operating results.
The market for enterprise integration and messaging products and services in which our Sonic Software subsidiary participates is rapidly evolving and highly competitive, and failure of our Sonic ESB and other enterprise infrastructure products to achieve and maintain market acceptance could harm our business. We are currently developing and enhancing the Sonic product set and other related new products and services. The market for enterprise application integration, Web services, messaging products and other Internet business-to-business products is highly competitive. Many potential customers have made significant investments in proprietary or internally developed systems and would incur significant costs in switching to the Sonic product set or other third-party products. Global e-commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. If our Sonic products are not successful in penetrating these evolving markets, our results of operations will be adversely affected.
The software industry in which we participate is intensely competitive, and our inability to compete effectively would harm our business. We experience significant competition from a variety of sources with respect to the marketing and distribution of our products. Many of our competitors have greater financial, marketing or technical resources than we do and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our market presence or lead to downward pricing pressure. The marketplace for new products is intensely competitive and characterized by low barriers to entry. As a result, new competitors possessing technological, marketing or other competitive advantages may emerge and rapidly acquire market share.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to deliver products that better address the needs of our prospective customers. Current and potential competitors also may be more successful than we are in having their products or technologies widely accepted. There can be no assurance that we will be able to compete successfully against current and future competitors, and our failure to do so could have a material adverse effect upon our business, prospects, financial condition and operating results.
We rely on the experience and expertise of our skilled employees, and must continue to attract and retain qualified technical, marketing and managerial personnel in order to succeed. Our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial and marketing personnel. There is significant competition for such personnel in the software industry. There can be no assurance that we will continue to be successful in attracting and retaining the personnel we require to develop new and enhanced products and to continue to grow and operate profitably.
Our success is dependent upon our proprietary software technology, and our inability to protect it would harm our business. We rely principally on a combination of contract provisions and copyright, trademark, patent and trade secret laws to protect our proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. There can be no assurance that the steps we take to protect our proprietary rights will be adequate to prevent misappropriation of our technology or that others will not independently develop similar technology.
We could be subject to claims that we infringe intellectual property rights of others, or incur substantial cost in protecting our own technology, either of which could harm our business, financial condition or results of operations. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. Although we believe that our products and technology do not infringe on any existing proprietary rights of others, there can be no assurance that third parties will not assert infringement claims in the future or that any such claims will not be successful. Such litigation could result in substantial costs and diversion of resources, whether or not we ultimately prevail on the merits. Such litigation could also lead to our being prohibited from selling one or more of our products, cause reluctance by potential customers to purchase our products, or result in liability to our customers and could have a material adverse effect on our business, financial condition and operating results.
The loss of technology licensed from third parties could adversely affect our ability to deliver our products. We utilize certain technology which we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. There can be no assurance that this technology, or functionally similar technology, will continue to be available on commercially reasonable terms in the future, or at all. The loss of any significant third-party technology license could cause delays in our ability to deliver our products or services until equivalent technology is developed internally or equivalent third-party technology, if available, is identified, licensed and integrated.
Our common stock price may continue to be volatile, which could result in losses for investors. The market price of our common stock, like that of other technology companies, is highly volatile and is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance. As a result, purchasers of our common stock may be unable at any given time to sell their shares at or above the price they paid for them.
Item 1B. Unresolved Staff Comments
As of the date of this report, we do not have any open comments or communications from the Securities and Exchange Commission (SEC) related to our financial statements or periodic filings with the SEC.

Item 2. Properties
We own our principal administrative, sales, support, marketing, product development and distribution facilities, which are located in two buildings totaling approximately 200,000 square feet in Bedford, Massachusetts. In addition, we maintain offices in leased facilities in approximately 26 other locations in North America and approximately 42 locations outside North America. The terms of our leases generally range from one to seven years. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed.
Item 3. Legal Proceedings
We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
We did not submit any matter to a vote of our shareholders during the fourth quarter of the fiscal year ended November 30, 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the Nasdaq National Market under the symbol PRGS.

Year Ended November 30,	2005		2004
	High	Low	High	Low

First Quarter	$24.23	$20.97	$24.46	$20.10
Second Quarter	29.88	22.30	24.75	17.87
Third Quarter	32.49	27.20	22.46	17.82
Fourth Quarter	35.84	29.26	23.33	18.97

We have not declared or paid cash dividends on our common stock and we do not plan to pay cash dividends to our shareholders in the near future. As of December 31, 2005, our common stock was held by approximately 8,000 shareholders of record or through nominee or street name accounts with brokers.
Information related to our repurchases of our common stock by month in the fourth quarter of fiscal 2005 is as follows:

(in thousands, except per share data)
			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased (1)	per Share	or Programs	Programs (2)

Sep. 1, 2005 — Sep. 30, 2005	—	—	—	9,597
Oct. 1, 2005 — Oct. 31, 2005	81	$30.00	81	9,919
Nov. 1, 2005 — Nov. 30, 2005	—	—	—	9,919

	81	$30.00	81	9,919

(1)	All shares were purchased in open market transactions.

(2)	In September 2005, the Board of Directors authorized, for the period from October 1, 2005 through September 30, 2006, the purchase of up to 10,000,000 shares of our common stock. In October 2005, this authorization superseded the previous authorization that had been in place.
Item 6. Selected Financial Data
The following table sets forth selected financial data for the last five fiscal years.

(In thousands, except per share data)
Year ended November 30,	2005	2004	2003	2002	2001

Revenue	$405,376	$362,662	$309,060	$273,123	$263,584
Income from operations	63,765	46,364	36,752	28,224	21,305
Net income	48,933	32,101	27,074	20,587	17,643
Basic earnings per share	1.28	0.89	0.79	0.58	0.50
Diluted earnings per share	1.18	0.82	0.72	0.54	0.46
Cash and short-term investments	266,420	191,267	219,131	177,193	174,516
Total assets	566,838	446,814	367,770	290,166	299,380
Long-term debt, including current portion	2,200	2,438	—	—	—
Shareholders’ equity	381,659	266,978	222,041	172,963	185,176

We have completed a number of acquisitions over the last three fiscal years which may affect year over year comparisons of our selected financial data. See a description of such acquisitions under the heading “Overview” in Item 7.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We develop, market and distribute software to simplify and accelerate the development, deployment, integration and management of business applications. Our mission is to deliver software products and services that empower partners and customers to improve their development, deployment, integration and management of quality applications worldwide. Our products include development tools, databases, application servers, messaging servers, application management tools, data connectivity products and integration products that enable the highly distributed deployment of responsive applications across internal networks, the Internet and occasionally-connected. Through our various operating units, we market our products globally to a broad range of organizations in manufacturing, distribution, finance, retail, healthcare, telecommunications, government and many other fields.
We derive a significant portion of our revenue from international operations. In the first six months of fiscal 2005, as well as in fiscal years 2002 through 2004, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected our results. However, the U.S. dollar strengthened against most major currencies in the last six months of fiscal 2005 to approximate levels from one year earlier.
We conduct business through four primary operating units. Our principal operating unit conducts business as the Progress OpenEdge Division. The OpenEdge Division provides the Progress® OpenEdge™ platform, a set of development and deployment technologies, including the OpenEdge RDBMS, one of the leading embedded databases, for building business applications. Another operating unit, Sonic Software Corporation, is focused on enterprise application integration and the emerging market for the enterprise service bus, or ESB, and operates as a subsidiary. Sonic provides distributed infrastructure products that integrate applications and orchestrate business processes across the extended enterprise. The third operating unit is the Progress Real Time Division (formerly ObjectStore). The Progress Real Time Division provides event stream processing, data management, data access and synchronization products to enable the real-time enterprise. The division includes the recent acquisitions of Persistence Software and Apama and the integration of PeerDirect, creating a comprehensive source of real-time enterprise products. The fourth operating unit, DataDirect, provides standards-based data connectivity software.
During fiscal years 2003, 2004 and 2005, we completed a number of acquisitions, including eXcelon Corporation in December 2002, DataDirect Technologies Limited in December 2003, Persistence Software Inc. in November 2004, Apama, Inc. in April 2005 and EasyAsk, Inc. in May 2005. These acquisitions were designed to expand the size and breadth of our business and/or add complementary products and technologies to existing product sets.
Since the beginning of fiscal 2005, we have consummated the following transactions:
•	On April 6, 2005, we acquired the stock of Apama, Inc. (Apama) for an aggregate purchase price of approximately $24.7 million, net of cash acquired. Apama is a provider of event stream processing software focused on the financial services industry. Apama has become part of the Progress Real Time Division.

•	On May 12, 2005, we acquired substantially all of the assets and assumed certain liabilities of EasyAsk, Inc. (EasyAsk) for an aggregate purchase price of approximately $9.0 million, net of cash acquired. EasyAsk is a provider of natural language question/answer and eCommerce search solutions. EasyAsk is reported as part of our OpenEdge Division.

•	On January 20, 2006, we acquired, through a wholly-owned subsidiary, substantially all of the assets and assumed certain liabilities of Actional Corporation (Actional) for an aggregate purchase price of approximately $32 million, net of cash. Actional is a leading provider of Web services management software for visibility and run-time governance of distributed IT systems in a service-oriented architecture (SOA). The acquisition will be accounted for as a purchase, and accordingly, the results of operations of Actional will be included in our operating results from the date of acquisition. The purchase price was paid in cash from available funds.

•	On January 30, 2006 we acquired, through a wholly-owned subsidiary, all of the outstanding shares of common stock of NEON Systems, Inc. (NEON) for an aggregate purchase price of approximately $52 million, net of cash acquired. The purchase price also included the value of in-the-money stock options and warrants. NEON is a provider of mainframe integration products and services. The purpose of the acquisition was to broaden the product offerings of DataDirect. Upon the closing of the transaction, NEON became part of our DataDirect operating unit.
Critical Accounting Policies
Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates.
We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
Revenue Recognition — Our revenue recognition policy is significant because revenue is a key component affecting results of operations. In determining when to recognize revenue from a customer arrangement, we are often required to exercise judgment regarding the application of our accounting policies to a particular arrangement. For example, judgment is required in determining whether a customer arrangement has multiple elements. When such a situation exists, judgment is also involved in determining whether vendor-specific objective evidence (VSOE) of fair value for the undelivered elements exists. While we follow specific and detailed rules and guidelines related to revenue recognition, we make and use significant management judgments and estimates in connection with the revenue recognized in any reporting period, particularly in the areas described above, as well as collectibility. If management made different estimates or judgments, material differences in the timing of the recognition of revenue could occur.
Allowance for Doubtful Accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We establish this allowance using estimates that we make based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, changes to customer creditworthiness and current economic trends. If we used different estimates, or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, we would require additional provisions for doubtful accounts that would increase bad debt expense.
Goodwill and Intangible Assets – We had goodwill and net intangible assets of $132.2 million at November 30, 2005. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize discounted cash flow models or valuation reports from third-party firms to determine the fair value of our reporting units. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.

Income Tax Accounting — We had a net deferred tax asset of $38.4 million at November 30, 2005. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.
Results of Operations
The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of Total Revenue			Period-to-Period Change
				2005	2004
				Compared	Compared
Year Ended November 30,	2005	2004	2003	to 2004	to 2003

Revenue:
Software licenses	39%	39%	35%	12%	28%
Maintenance and services	61	61	65	12	11

Total revenue	100	100	100	12	17

Costs of revenue:
Cost of software licenses	2	3	3	(9)	6
Cost of maintenance and services	14	14	17	6	0
Amortization of acquired intangibles for purchased technology	1	1	0	25	369

Total costs of revenue	17	18	20	5	5

Gross profit	83	82	80	13	21

Operating expenses:
Sales and marketing	39	40	40	7	16
Product development	15	16	16	4	21
General and administrative	10	11	11	9	17
Amortization of other acquired intangibles	1	1	1	44	251
Compensation expense from repurchase of subsidiary stock options	1	—	—	*	*
Acquisition-related expenses, net	1	1	0	31	*

Total operating expenses	67	69	68	9	19

Income from operations	16	13	12	38	26
Other income (expense), net	0	0	1	268	(56)

Income before provision for income taxes	16	13	13	42	22
Provision for income taxes	4	4	4	19	30

Net income	12%	9%	9%	52%	19%

*	not meaningful
Fiscal 2005 Compared to Fiscal 2004
Revenue. Our total revenue increased 12% from $362.7 million in fiscal 2004 to $405.4 million in fiscal 2005. Our revenue increased principally due to increased volume of software license and maintenance sales for of all of our major product lines. In addition, approximately two percentage points of the revenue increase is attributable to favorable changes in currency exchange rates from those in effect in fiscal 2004 to those in effect during fiscal 2005.
Revenue from the Progress OpenEdge product line increased 6% from $290.3 million in fiscal 2004 to $308.2 million in fiscal 2005. Revenue derived from the Sonic product line increased 24% from $26.2 million in fiscal 2004 to $32.5 million in fiscal 2005. Revenue from the Real Time product line increased 56% from $18.6 million in fiscal 2004 to $28.9 million in fiscal 2005. Revenue from the DataDirect product line increased 26% from $28.2 million in fiscal 2004 to $35.7 million in fiscal 2005. We estimate that revenue from the products obtained in the acquisitions of Persistence, Apama and EasyAsk contributed less than 5% of total revenue in fiscal 2005.
Software license revenue increased 12% from $140.5 million in fiscal 2004 to $156.8 million in fiscal 2005. The increase in software license revenue in fiscal 2005 was primarily due to growth from the DataDirect, Real Time and Sonic product lines. These product lines accounted for 36% of software license revenue in fiscal 2005 as compared to 30% in fiscal 2004. Software license revenue from indirect channels, including application partners and OEMs, and from sales to direct end users, both increased in fiscal 2005 as compared to fiscal 2004. Software license revenue from the Progress OpenEdge product set increased year over year, primarily within the deployment and management products. Approximately two percentage points of the increase in software license revenue is attributable to favorable changes in currency exchange rates from those in effect in fiscal 2004 to those in effect during fiscal 2005.
Maintenance and services revenue increased 12% from $222.2 million in fiscal 2004 to $248.6 million in fiscal 2005. The increase in maintenance and services revenue was primarily the result of growth in our installed customer base, renewal of maintenance agreements and an increase in professional services revenue. Approximately two percentage points of the increase in maintenance and services revenue is attributable to favorable changes in currency exchange rates from those in effect in fiscal 2004 to those in effect during fiscal 2005.
Total revenue generated in markets outside North America increased 10% from $208.9 million in fiscal 2004 to $229.4 million in fiscal 2005 and represented 58% of total revenue in fiscal 2004 and 57% of total revenue in fiscal 2005. Revenue from the three major regions outside of North America, consisting of EMEA, Latin America and Asia Pacific, each increased in fiscal 2005 as compared to fiscal 2004. Total revenue generated in markets outside North America would have represented 56% of total revenue if exchange rates had been constant in fiscal 2005 as compared to the exchange rates in effect in fiscal 2004. The decrease in the percentage of business derived from international operations in fiscal 2005 is primarily the result of the higher percentage increase generated in markets within North America.
We anticipate total revenue in fiscal 2006 to be in the range of $437 million to $449 million, representing an increase of 8% to 11% as compared to fiscal 2005. This revenue expectation assumes the continued success of our application partners and other channel partners, continued improvement in our ability to generate new business in end user accounts and continued growth and success from the newer product lines of DataDirect, Real Time and Sonic. This revenue expectation also includes expected amounts from the recently completed NEON and Actional acquisitions. However, many factors, including external factors such as geopolitical issues or a significant strengthening of the U.S. dollar against currencies from which we derive a significant portion of our business, could negatively impact this revenue expectation.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of product media, documentation, duplication, packaging, electronic software distribution, royalties and amortization of capitalized software costs. Cost of software licenses decreased 9% from $9.0 million in fiscal 2004 to $8.2 million in fiscal 2005, and decreased as a percentage of software license revenue from 6% to 5%. The dollar decrease was primarily due to lower third party product sales and increased adoption by customers of electronic software delivery. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix. However, we expect the cost of software licenses for fiscal 2006 to remain at the lower end of the past few years’ historical range of 5% to 8% of the related software license revenue.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 6% from $52.4 million in fiscal 2004 to $55.3 million in fiscal 2005, and decreased as a percentage of maintenance and services revenue from 24% to 22%. The maintenance and services revenue margin improvement was due to maintenance revenue, which has a substantially higher margin than professional services revenue, representing a greater proportion of the total maintenance and services revenue in 2005. The total dollar amount in fiscal 2005 increased due to the impact of year-over-year changes in exchange rates and headcount-related expenses. Our technical support, education and consulting headcount decreased by less than 1% from the end of fiscal 2004 to the end of fiscal 2005.

Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased from $4.1 million in fiscal 2004 to $5.1 million in fiscal 2005. The increase was due to amortization expense associated with the acquisitions of Apama and EasyAsk.
Gross Profit. Our gross profit increased 13% from $297.2 million in fiscal 2004 to $336.8 million in fiscal 2005. The gross profit percentage increased from 82% of total revenue in fiscal 2004 to 83% of total revenue in fiscal 2005 due primarily to slight improvements in the margins of both software license sales as well as maintenance and services revenue.
Sales and Marketing. Sales and marketing expenses increased 7% from $146.2 million in fiscal 2004 to $157.1 million in fiscal 2005, but decreased as a percentage of total revenue from 40% to 39%. The increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses resulting from the acquisitions of Persistence, Apama and EasyAsk, as well as a slight increase in variable compensation expense as a result of increased sales. Expenses also increased due to the impact of year-over-year changes in exchange rates, as a significant percentage of sales and marketing expenses are incurred outside of North America. In fiscal 2005 sales and marketing expenses included $0.1 million of stock based compensation related to restricted share issuance. Our sales support and marketing headcount increased by 1% from the end of fiscal 2004 to the end of fiscal 2005.
Product Development. Product development expenses increased 4% from $60.4 million in fiscal 2004 to $63.1 million in fiscal 2005, but decreased as a percentage of revenue from 16% to 15%. The most significant development efforts in fiscal 2005 related to an updated version Progress® OpenEdge 10, the introduction of DataDirect™ Xquery and updated versions of the Sonic and Real Time product lines. The dollar increase was primarily due to expenses related to the development teams associated with the recently acquired Persistence and Apama products and the start-up of our offshore development center in India. There were no capitalized software development costs in fiscal 2005 due to the timing and stage of development of projects that might otherwise qualify for capitalization under our software capitalization policy. Capitalized software costs associated with Progress OpenEdge 10 totaled $0.3 million in fiscal 2004 as compared to none in fiscal 2005. Our product development headcount increased 6% from the end of fiscal 2004 to the end of fiscal 2005.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 9% from $38.8 million in fiscal 2004 to $42.3 million in fiscal 2005, but decreased as a percentage of revenue from 11% to 10%. The dollar increase was primarily due to headcount related costs, transition and integration costs associated with acquisitions, higher professional services fees and the impact of changes in exchange rates. Our administrative headcount increased 7% from the end of fiscal 2004 to the end of fiscal 2005.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of other acquired intangibles increased from $3.0 million in fiscal 2004 to $4.3 million in fiscal 2005. The increase was due to amortization expense associated with the acquisitions of Apama and EasyAsk and the full year impact of the acquisition of Persistence.
Compensation Expense from Repurchase of Subsidiary Stock Options. Compensation expense from repurchase of subsidiary stock options in fiscal 2005 consisted of costs of $2.8 million related to the settlement and pay-out to Sonic employees who held vested, in-the-money options to purchase Sonic common stock.
Acquisition-Related Expenses. Acquisition-related expenses for fiscal 2005 totaling $3.4 million include expenses of $4.0 million for retention bonuses to Apama and EasyAsk employees who joined us, of which $2.0 million is attributable to sales and marketing, $1.6 million is attributable to product development, and $0.4 million is attributable to general and administrative. These costs were partially offset by a credit of $0.6 million for settlement of pre-acquisition assets and liabilities related to a previous acquisition. Acquisition-related expenses for fiscal 2004 include in-process research and development from the acquisition of DataDirect of $2.6 million, which was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. The value of in-process research and development was determined based on an appraisal from an independent third party. There was no in-process research and development associated with the Apama or EasyAsk acquisitions in fiscal 2005.
Income from Operations. Income from operations increased 38% from $46.4 million in fiscal 2004 to $63.8 million in fiscal 2005 and increased as a percentage of total revenue from 13% in fiscal 2004 to 16% in fiscal 2005. Noncash charges for amortization of purchased intangibles and in-process research and development decreased from 3% of total revenue in fiscal 2004 to 2% of total revenue in fiscal 2005. If we are able to meet our forecasted revenue target and expenses occur as planned in fiscal 2006, we expect income from operations as a percentage of revenue to be between 10% and 11% for fiscal 2006.
Other Income. Other income increased 268% from $0.8 million in fiscal 2004 to $3.1 million in fiscal 2005. The increase was primarily related to an increase in interest income. The increase in interest income was primarily due to higher interest rates and higher average cash and short-term investment balances, partially offset by foreign exchange hedging and transaction expenses.
Provision for Income Taxes. Our effective tax rate decreased from 32% in fiscal 2004 to 27% in fiscal 2005. During the third quarter of fiscal 2005, the IRS completed an examination of our United States income tax returns for fiscal years through 2002. The provision for taxes in fiscal 2005 includes a tax benefit of $3.8 million resulting from the reversal of accruals for estimated income tax liabilities that were no longer required. The decrease in the effective tax rate in fiscal 2005 as compared to fiscal 2004 was primarily due to this benefit. See Note 9 of Notes to Consolidated Financial Statements. We estimate that our effective tax rate will be approximately 33% in fiscal 2006.
Fiscal 2004 Compared to Fiscal 2003
Revenue. Our total revenue increased 17% from $309.1 million in fiscal 2003 to $362.7 million in fiscal 2004. Total revenue would have increased by approximately 11% if exchange rates had been constant in fiscal 2004 as compared to the exchange rates in effect in fiscal 2003.
Total revenue from the Progress OpenEdge product line increased 7% from $272.5 million in fiscal 2003 to $290.3 million in fiscal 2004. Revenue derived from the Sonic product line increased 14% from $23.0 million in fiscal 2003 to $26.2 million in fiscal 2004. Revenue from the Real Time product line increased 38% from $13.5 million in fiscal 2003 to $18.6 million in fiscal 2004. Revenue from the DataDirect product line, which was acquired in the December 2003 acquisition of DataDirect Technologies, contributed $28.2 million of revenue in fiscal 2004.
Software license revenue increased 28% from $109.7 million in fiscal 2003 to $140.5 million in fiscal 2004. Software license revenue would have increased by approximately 22% if exchange rates had been constant in fiscal 2004 as compared to the exchange rates in effect in fiscal 2003. The increase in software license revenue was positively affected by the addition of DataDirect, which accounted for 13% of software license revenue in fiscal 2004. Software license revenue from indirect channels, including application partners and OEMs, and from sales to direct end users, both increased in fiscal 2004 as compared to fiscal 2003. Software license revenue from the Progress OpenEdge product set increased year over year, primarily within the database products. Software license revenue also increased from newer products such as the Sonic and Real Time product lines.
Maintenance and services revenue increased 11% from $199.4 million in fiscal 2003 to $222.2 million in fiscal 2004. Maintenance and services revenue would have increased by approximately 5% if exchange rates had been constant in fiscal 2004 as compared to the exchange rates in effect in fiscal 2003. The increase in maintenance and services revenue was also the result of growth in our installed customer base, renewal of maintenance agreements and the acquisition of DataDirect, partially offset by a decline in professional services revenue. The decline in professional services revenue was primarily the result of a continued decrease in consulting revenue in the EMEA region as a result of economic conditions and a slower overall market for professional services.
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
Cost of Software Licenses. Cost of software licenses increased 6% from $8.4 million in fiscal 2003 to $9.0 million in fiscal 2004, but decreased as a percentage of software license revenue from 8% to 6%. The dollar increase was primarily due to higher royalty expense for products and technologies licensed from third parties.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased less than 1% from $52.6 million in fiscal 2003 to $52.4 million in fiscal 2004, but decreased as a percentage of maintenance and services revenue from 26% to 24%. The maintenance and services revenue margin improvement was due to maintenance revenue, which has a substantially higher margin than professional services revenue, representing a greater proportion of the total maintenance and services revenue in 2004. The total dollar amount in fiscal 2004 increased due to the impact of year-over-year changes in exchange rates and additional technical support personnel and related costs associated with DataDirect, but were offset by lower outside contractor expenses in professional services. Our technical support, education and consulting headcount increased by 5% from the end of fiscal 2003 to the end of fiscal 2004.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology increased from $1.1 million in fiscal 2003 to $4.1 million in fiscal 2004. The increase was due to amortization expense associated with the acquisition of DataDirect.
Gross Profit. Our gross profit increased from 80% in fiscal 2003 to 82% in fiscal 2004 due primarily to an increase in the margin associated with maintenance and services revenue and, to a lesser extent, an increase in the margin associated with software licenses.
Sales and Marketing. Sales and marketing expenses increased 16% from $125.7 million in fiscal 2003 to $146.2 million in fiscal 2004, but remained the same percentage of total revenue at 40%. The increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses resulting from the acquisition of DataDirect as well as a slight increase in the level of discretionary marketing spending for trade shows, advertising campaigns, lead generation, direct mail solicitations and other events. Expenses also increased due to the impact of year-over-year changes in exchange rates as a significant percentage of sales and marketing expenses are incurred outside of North America. Our sales support and marketing headcount increased by 7% from the end of fiscal 2003 to the end of fiscal 2004.
Product Development. Product development expenses increased 21% from $50.1 million in fiscal 2003 to $60.4 million in fiscal 2004, but remained the same percentage of revenue at 16%. The most significant development efforts in fiscal 2004 related to the release of Progress OpenEdge 10, new releases of Sonic ESB and SonicMQ and updated versions of the DataDirect and Real Time product lines. The dollar increase was primarily due to an increase in headcount and related expenses resulting from the acquisition of DataDirect. Capitalized software costs associated with Progress OpenEdge 10 totaled $0.3 million in fiscal 2004 as compared to $0.4 million in fiscal 2003. Amounts capitalized represented less than 1% of total product development spending. Our product development headcount increased 29% from the end of fiscal 2003 to the end of fiscal 2004.
General and Administrative. General and administrative expenses increased 17% from $33.1 million in fiscal 2003 to $38.8 million in fiscal 2004, but remained the same percentage of revenue at 11%. The dollar increase was primarily due to headcount related costs, transition and integration costs associated with acquisitions, higher professional services fees and the impact of changes in exchange rates. Our administrative headcount increased 10% from the end of fiscal 2003 to the end of fiscal 2004.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles increased from $1.2 million in fiscal 2003 to $3.0 million in fiscal 2004. The increase was due to amortization expense associated with the acquisition of DataDirect.

Acquisition-Related Expenses. Acquired in-process research and development from the acquisition of DataDirect totaled $2.6 million in fiscal 2004 and was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. The value of in-process research and development was determined based on an independent appraisal from a third party. In fiscal 2003, we incurred $0.2 million of in-process research and development related to the acquisition of eXcelon.
Income From Operations. Income from operations increased 26% from $36.8 million in fiscal 2003 to $46.4 million in fiscal 2004 and increased as a percentage of total revenue from 12% in fiscal 2003 to 13% in fiscal 2004. Noncash charges for amortization of purchased intangibles and in-process research and development increased from 1% of total revenue in fiscal 2003 to 3% of total revenue in fiscal 2004.
Other Income. Other income decreased 56% from $1.9 million in fiscal 2003 to $0.8 million in fiscal 2004. The decrease was primarily due to lower interest income, resulting from lower interest rates and the reduction in cash and short-term investment balances due to the acquisition of DataDirect.
Provision for Income Taxes. Our effective tax rate increased from 30% in fiscal 2003 to 32% in fiscal 2004. The increase in the effective tax rate was due to a change in expected rates for state taxes on deferred taxes and lower benefits from tax-exempt interest.
Liquidity and Capital Resources
Our cash and short-term investments totaled $266.4 million at November 30, 2005. The increase of $75.2 million from the end of fiscal 2004 was due to cash generated from operations and proceeds from exercises of stock options and stock issuances under our stock purchase plan, partially offset by cash used for the acquisitions of Apama and EasyAsk, stock repurchases and purchases of property and equipment.
In fiscal years 2005, 2004 and 2003, we generated $80.6 million, $72.2 million and $57.7 million, respectively, in cash from operations. The increase in cash generated from operations in each year was primarily due to higher net income. The increase in fiscal 2004 over fiscal 2003 was also due to increases in deferred revenue, primarily the result of increased billings for maintenance.
Accounts receivable at November 30, 2005 increased by $3.0 million from the end of fiscal 2004. The increase was primarily the result of higher revenue. There was no significant impact on accounts receivable from customer balances obtained from acquired companies in fiscal 2005 or fiscal 2004. Accounts receivable days sales outstanding (DSO) decreased by 3 days to 56 days at the end of fiscal 2005 as compared to 59 days at the end of fiscal 2004 and 57 days at the end of fiscal 2003. We target a DSO range of 60 to 80 days.
In fiscal years 2005, 2004 and 2003, we purchased $10.9 million, $13.1 million (including amounts associated with the assumption of a mortgage of $2.4 million) and $7.1 million, respectively, of property and equipment. The amount for fiscal 2004 included the purchase of a building adjacent to our headquarters for $4.7 million. The remaining amounts in fiscal 2004 and in each of fiscal years 2005 and 2003 consisted primarily of computer equipment, software and building and leasehold improvements. We financed these purchases primarily from cash generated from operations, except with respect to the building purchase which included the required assumption of an existing mortgage.
In fiscal years 2005, 2004 and 2003, we purchased and retired 461,000 shares, 647,000 shares and 686,000 shares, respectively, of our common stock for $11.7 million, $13.0 million and $12.1 million, respectively. Since beginning our stock repurchase program in 1996, we have purchased and retired 18,719,000 shares at a cost of $202.5 million. In September 2005, the Board of Directors authorized, for the period from October 1, 2005 through September 30, 2006, the purchase of up to 10,000,000 shares of our common stock, at such times that we deem such purchases to be an effective use of cash.
In fiscal years 2005, 2004 and 2003, we used cash to complete several acquisitions. Each of these acquisitions was accounted for as a purchase, and accordingly, the results of operations of the acquired companies are included in our operating results from the date of acquisition. In each case, the purchase price was paid in cash from available funds:

•	In May 2005, we acquired substantially all of the assets and assumed certain liabilities of EasyAsk for an aggregate purchase price of approximately $9.0 million, net of cash acquired

•	In April 2005, we acquired the stock of Apama for an aggregate purchase price of approximately $24.7 million, net of cash acquired

•	In November 2004, we acquired the stock of Persistence for an aggregate purchase price of approximately $11.8 million, net of cash acquired

•	In December 2003, we acquired substantially all of the assets and certain subsidiaries and assumed certain liabilities of DataDirect Technologies Limited for an aggregate purchase price of approximately $87.5 million, net of cash acquired

•	In December 2002, we acquired the stock of eXcelon for an aggregate purchase price of approximately $33.8 million, net of cash acquired.
We include standard intellectual property indemnification provisions in our licensing agreements in the ordinary course of business. Pursuant to our product license agreements, we will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to our products. Other agreements with our customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.
We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.
In connection with the purchase of a building adjacent to our headquarters in fiscal 2004, we were required to assume long-term debt of $2.4 million.
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, lease commitments, debt payments, potential cash acquisitions and other long-term obligations) through at least the next twelve months.
Contractual Obligations
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K. The following table details our contractual obligations as of November 30, 2005:

(In thousands)
	Payments Due by Period
		Less than 1	1-3	3-5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-term debt	$2,200	$262	$586	$687	$665
Operating leases	24,752	8,074	9,283	4,014	3,381

Total	$26,952	$8,336	$9,869	$4,701	$4,046

New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. In April 2005, the SEC announced that the SFAS 123R effective transition date will be extended to the annual period beginning after June 15, 2005. We adopted SFAS 123R on December 1, 2005 using the modified-prospective transition method.
Adoption of SFAS 123R will materially increase our stock compensation expense and decrease our net income and basic and diluted earnings per share. However, adoption of SFAS 123R will have no impact on our financial position. For fiscal 2006, total stock-based compensation expense, including amounts from the issuance of restricted shares in fiscal 2005 and amounts from stock options using the fair value provisions of SFAS 123R, is estimated to be approximately $23 million. In order to develop the fiscal 2006 stock-based compensation expense estimate, we utilized assumptions, including, among other items, projected option grants, expected life and volatility, which were similar to the amounts in fiscal 2005. SFAS 123R also requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.
Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. Our investments have an average remaining maturity of less than two years and are primarily fixed-rate instruments. In addition, we have classified all or our debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial.
We enter into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. We have not entered into foreign exchange option and forward contracts for speculative or trading purposes. We base our accounting policies for these contracts on the designation of the contracts as hedging instruments. The criteria we use for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. We generally recognize market value increases and decreases on the foreign exchange option and forward contracts in income in the same period as gains and losses on the underlying transactions. We operate in certain countries where there are limited forward currency exchange markets and thus we have unhedged transaction exposures in these currencies. There were no outstanding foreign exchange option contracts at November 30, 2005. In December 2005, we entered into foreign exchange option contracts with a notional value of $100.2 million. We also hedge net intercompany balances. We generally do not hedge the net assets of our international subsidiaries. The foreign exchange exposure from a 10% movement of currency exchange rates on our financial position is not significant. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 6% and our net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2005 where the notional amount is determined using contract exchange rates:

(In thousands, except exchange rate data)
	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	for U.S. Dollars	for Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$799	1.35
Brazilian real	$1,617	—	2.23
Euro	—	17,306	0.85
Japanese yen	3,366	—	118.85
South African rand	2,004	—	6.54
U.K. pound	—	1,874	0.58

	$6,987	$19,979

*expressed as local currency unit per U.S. dollar

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Progress Software Corporation:
We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the Company) as of November 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and subsidiaries as of November 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 10, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 10, 2006

Consolidated Financial Statements
Consolidated Balance Sheets

(In thousands, except share data)
November 30,	2005	2004

Assets
Current assets:
Cash and equivalents	$57,399	$69,939
Short-term investments	209,021	121,328

Total cash and short-term investments	266,420	191,267
Accounts receivable (less allowances of $8,639 in 2005 and $8,710 in 2004)	66,592	63,503
Other current assets	11,813	11,909
Deferred income taxes	21,502	11,576

Total current assets	366,327	278,255

Property and equipment, net	42,816	40,658
Intangible assets, net	47,213	40,233
Goodwill	84,974	67,130
Deferred income taxes	20,442	17,176
Other assets	5,066	3,362

Total	$566,838	$446,814

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$262	$238
Accounts payable	11,654	11,953
Accrued compensation and related taxes	39,259	34,907
Income taxes payable	984	3,018
Other accrued liabilities	22,737	20,553
Short-term deferred revenue	99,697	101,106

Total current liabilities	174,593	171,775

Long-term debt, less current portion	1,938	2,200

Long-term deferred revenue	5,068	5,861

Deferred income taxes	3,580	—

Commitments and contingencies (note 10)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none
Common stock, $.01 par value, and additional paid-in capital; authorized, 100,000,000 shares; issued and outstanding, 40,435,918 in 2005 and 36,421,700 in 2004	146,589	70,085
Deferred compensation	(5,706)	—
Retained earnings, including accumulated other comprehensive loss of $2,182 in 2005 and $1,913 in 2004	240,776	196,893

Total shareholders’ equity	381,659	266,978

Total	$566,838	$446,814

See notes to consolidated financial statements.

Consolidated Statements of Operations

(In thousands, except per share data)
Year Ended November 30,	2005	2004	2003

Revenue:
Software licenses	$156,846	$140,462	$109,666
Maintenance and services	248,530	222,200	199,394

Total revenue	405,376	362,662	309,060

Costs of revenue:
Cost of software licenses	8,150	8,973	8,435
Cost of maintenance and services	55,318	52,354	52,599
Amortization of acquired intangibles for purchased technology	5,122	4,099	1,108

Total costs of revenue	68,590	65,426	62,142

Gross profit	336,786	297,236	246,918

Operating expenses:
Sales and marketing	157,145	146,171	125,650
Product development	63,071	60,371	50,054
General and administrative	42,322	38,753	33,080
Amortization of other acquired intangibles	4,277	2,977	1,182
Compensation expense from repurchase of subsidiary stock options	2,803	—	—
Acquisition-related expenses, net	3,403	2,600	200

Total operating expenses	273,021	250,872	210,166

Income from operations	63,765	46,364	36,752

Other income (expense):
Interest income and other	5,257	2,785	3,358
Foreign currency loss	(2,158)	(1,942)	(1,433)

Total other income, net	3,099	843	1,925

Income before provision for income taxes	66,864	47,207	38,677
Provision for income taxes	17,931	15,106	11,603

Net income	$48,933	$32,101	$27,074

Earnings per share:
Basic	$1.28	$0.89	$0.79
Diluted	$1.18	$0.82	$0.72

Weighted average shares outstanding:
Basic	38,227	36,031	34,217
Diluted	41,571	39,010	37,554

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands)
Year Ended November 30,	2005	2004	2003

Common stock and additional paid-in capital:
Balance, beginning of year	$70,085	$53,102	$27,743
Exercise of employee stock options	49,822	16,173	23,209
Issuance of stock under the employee stock purchase plan	5,373	4,932	3,496
Repurchase of common stock	(6,932)	(8,907)	(8,330)
Issuance (repurchase) of stock in subsidiary, net	(467)	40	56
Issuance of restricted stock	5,840	—	—
Tax benefit from stock plans	22,868	4,745	6,928

Balance, end of year	146,589	70,085	53,102

Deferred compensation:
Balance, beginning of year	—	—	—
Issuance of restricted stock	(5,840)	—	—
Recognition of compensation expense	134	—	—

Balance, end of year	(5,706)	—	—

Retained earnings:
Balance, beginning of year	196,893	168,939	145,220

Net income	48,933	32,101	27,074
Other comprehensive income:
Unrealized losses on investments, net of tax	(100)	(418)	(254)
Unrealized gains (losses) on foreign exchange hedging contracts, net of tax	593	(332)	(261)
Translation adjustments, net of tax	(761)	662	946

Comprehensive income	48,665	32,013	27,505
Repurchase of common stock	(4,782)	(4,059)	(3,786)

Balance, end of year	240,776	196,893	168,939

Total shareholders’ equity	$381,659	$266,978	$222,041

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)
Year Ended November 30,	2005	2004	2003

Cash flows from operating activities:
Net income	$48,933	$32,101	$27,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,547	9,134	8,389
Amortization of capitalized software costs	243	313	318
Amortization of intangible assets	9,399	7,076	2,290
Stock-based compensation	134	—	—
Allowances for accounts receivable	648	922	1,725
Deferred income taxes	(10,213)	2,596	(1,905)
In-process research and development	—	2,600	200
Tax benefit from stock plans	22,868	4,745	6,928
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,141)	(5,516)	5,233
Other assets	1,628	2,105	1,400
Accounts payable and accrued expenses	5,077	857	2,708
Income taxes payable	(2,565)	(908)	(1,395)
Deferred revenue	1,072	16,163	4,715

Net cash provided by operating activities	80,630	72,188	57,680

Cash flows from investing activities:
Purchases of investments available for sale	(368,463)	(193,277)	(200,496)
Sales and maturities of investments available for sale	280,765	228,017	170,557
Purchases of property and equipment	(10,909)	(10,716)	(7,134)
Capitalized software costs	—	(300)	(400)
Acquisitions, net of cash acquired and purchase price settlements	(31,488)	(99,320)	(24,255)
Increase in other noncurrent assets	(2,390)	(88)	(463)

Net cash used for investing activities	(132,485)	(75,684)	(62,191)

Cash flows from financing activities:
Issuance of common stock	55,195	21,105	26,705
Issuance (repurchase) of stock in subsidiary, net	(467)	40	56
Payment of long-term debt	(238)	—	—
Repurchase of common stock	(11,714)	(12,966)	(12,116)

Net cash provided by financing activities	42,776	8,179	14,645

Effect of exchange rate changes on cash	(3,461)	2,579	2,118

Net increase (decrease) in cash and equivalents	(12,540)	7,262	12,252
Cash and equivalents, beginning of year	69,939	62,677	50,425

Cash and equivalents, end of year	$57,399	$69,939	$62,677

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1: Nature of Business and Summary of Significant Accounting Policies
The Company
We are a global supplier of software and services for the development, deployment, integration and management of business applications deployed in a distributed, Web-based or client/server environment. We develop, market and distribute our products to business, industry and governments worldwide. We also provide consulting, education and technical support services.
Accounting Principles
We prepare our consolidated financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America.
In light of views expressed by the Securities and Exchange Commission with respect to accounting for auction rate securities (ARS), we have restated the accompanying November 30, 2004 consolidated balance sheet to no longer report ARS as cash equivalents. We now report such investments within our short-term investments. The amount of cash and equivalents restated to short-term investments at November 30, 2004 was $71.5 million. We also restated net cash used for investing activities within the consolidated statement of cash flows for fiscal 2004 and fiscal 2003 to conform to this presentation. The restatements to the prior period financial statements did not affect our key financial indicators such as total cash and short-term investments, total assets, shareholders’ equity, revenue, income from operations, net income, diluted earnings per share or cash flows from operating activities. In addition, we do not believe a reader’s ability to understand other key aspects of our financial position or operations that might be pertinent to an investment decision have been affected as a result of the restatements.
We also reclassified certain other amounts for fiscal 2004 and fiscal 2003 to conform to the fiscal 2005 presentation.
Use of Estimates
The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Basis of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries. All intercompany balances and transactions have been eliminated.
Foreign Currency Translation
For foreign operations with the local currency as the functional currency, we translate assets and liabilities into U.S. dollars at the exchange rate on the balance sheet date. We translate income and expense items at average rates of exchange prevailing during each period. We accumulate translation adjustments in other comprehensive income (loss), a component of shareholders’ equity.
For foreign operations with the U.S. dollar as the functional currency, we translate monetary assets and liabilities into U.S. dollars at the exchange rate on the balance sheet date. We re-measure non-monetary assets and liabilities into U.S. dollars at historical exchange rates. We translate income and expense items at average rates of exchange prevailing during each period. We recognize translation adjustments currently as a component of foreign currency gain or loss.

Revenue Recognition
We recognize revenue when earned. We recognize software license revenue upon shipment of the product or, if delivered electronically, when the customer has the right to access the software, provided that the license fee is fixed or determinable, persuasive evidence of an arrangement exists and collection is probable. We do not license our software with a right of return and generally do not license our software with conditions of acceptance. If an arrangement does contain conditions of acceptance, we defer recognition of the revenue until the acceptance criteria are met or the period of acceptance has passed. We generally recognize revenue for products distributed through application partners and distributors when sold through to the end user.
We generally sell our software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, we determine vendor-specific objective evidence (VSOE) of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with a software license based on the amount that will be separately charged for the maintenance renewal period. We determine VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved.
We generally recognize revenue from software licenses sold together with maintenance and/or consulting services upon shipment using the residual method, provided that the above criteria have been met. If VSOE of fair value for the undelivered elements cannot be established, we defer all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, then we recognize the entire fee ratably. If payment of the software license fees is dependent upon the performance of consulting services or the consulting services are essential to the functionality of the licensed software, then we recognize both the software license and consulting fees using the proportional performance method.
We recognize maintenance revenue ratably over the term of the applicable agreement. We generally recognize revenue from services, primarily consulting and customer education, as the related services are performed.
Warranty Costs
We make periodic provisions for expected warranty costs. Historically, warranty costs have been insignificant.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We establish this allowance using estimates that we make based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, changes to customer creditworthiness and current economic trends.
A summary of activity in the allowances against accounts receivable is as follows:

(In thousands)
Year Ended November 30,	2005	2004	2003

Beginning balance	$8,710	$8,561	$7,763
Charged to costs and expenses	648	922	1,725
Write-offs and other	(719)	(773)	(927)

Ending balance	$8,639	$8,710	$8,561

Cash Equivalents and Short-Term Investments
Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. We classify short-term investments, which consist primarily of state and municipal obligations and auction rate securities purchased with remaining maturities of more than three months, as investments available for sale and stated at fair value. We include aggregate unrealized holding gains and losses as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Supplemental Cash Flow Information
In fiscal 2004, we purchased a building adjacent to our headquarters and assumed an existing mortgage of $2.4 million as part of the total purchase price of $4.7 million.
In fiscal years 2005, 2004 and 2003, we paid $8.4 million, $7.9 million and $8.0 million in income taxes, respectively. In fiscal 2005, we received a refund from the IRS of $1.7 million related to the filing of amended tax returns from prior years. Refunds in other years were insignificant.
In fiscal 2005, cash paid for interest on the mortgage totaled $0.2 million. Such amounts were insignificant in all other years.
Concentration of Credit Risk
Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, short-term investments and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base.
Fair Value of Financial Instruments
The carrying amount of our cash, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. We base the fair value of investments available for sale on current market value (Note 2). The carrying value of long-term debt approximates its fair value.
Property and Equipment
We record property and equipment at cost. We record property and equipment purchased in business combinations at fair values which are then treated as the current cost. We provide for depreciation and amortization on the straight-line method over the estimated useful lives of the related assets or the remaining initial or current terms of leases, whichever is shorter. Useful lives by major asset class are as follows: computer equipment and software, three to five years; buildings and improvements, five to thirty-nine years; and furniture and fixtures, five to seven years.
Product Development Costs
We expense product development costs, other than certain software-related costs, as incurred. We capitalize certain internally generated software development costs after technological feasibility of the product has been established. We amortize such costs as a component of cost of software licenses over the estimated life of the product (generally four years) in an amount equal to the greater of the amount computed using the ratio of current revenue to total expected revenue in the product’s life or the amount computed using the straight-line method. We periodically compare the unamortized costs of capitalized software to the expected future revenues for the products. If the unamortized costs exceed the expected future net realizable value, we write off the excess amount. Capitalized software costs, included in other assets, totaled $0.4 million (net of accumulated amortization of $13.4 million and $13.2 million, respectively) at November 30, 2005 and 2004.
Goodwill, Other Intangible Assets and Long-lived Assets
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. For purposes of the annual impairment test, we assigned goodwill of $59.7 million to the Application Development and Deployment operating segment and goodwill of $25.3 million to the Enterprise SOA Infrastructure operating segment.

Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill or other intangible assets with indefinite useful lives for impairment annually. To conduct these impairment tests of goodwill, we compare the fair value of the reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow valuation models and third-party valuation reports. During fiscal 2005 and fiscal 2004, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2004 and December 15, 2003, the goodwill impairment measurement dates for fiscal 2005 and fiscal 2004, respectively.
Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased software, capitalized software and customer-related intangibles). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, we write down the asset to its estimated fair value based on a discounted cash flow analysis.
Stock-Based Compensation Plans
At November 30, 2005, we had three stock-based employee compensation plans, which are described more fully in Note 7. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. Stock-based employee compensation cost generally has not been reflected in net income, as all options granted under those plans have had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation.

(In thousands, except per share data)
Year Ended November 30,	2005	2004	2003

Net income, as reported	$48,933	$32,101	$27,074
Add: stock-based compensation included above, net of tax	90	—	—
Less: stock based compensation expense determined under fair value method for all awards, net of tax	(25,665)	(9,351)	(8,294)

Pro forma net income	$23,358	$22,750	$18,780

Earnings per share:
Basic, as reported	$1.28	$0.89	$0.79

Basic, pro forma	$0.61	$0.63	$0.55

Diluted, as reported	$1.18	$0.82	$0.72

Diluted, pro forma	$0.58	$0.58	$0.50

In fiscal 2005, we determined that the estimated forfeiture rate for unvested options required an adjustment due to changes in retention rates, increases in the stock price and other factors which generally increased an employee’s expected length of service. The impact of the estimated forfeiture rate change during fiscal 2005 from approximately 50% to approximately 22% was to increase pro forma stock-based compensation expense determined under the fair value method for all awards, net of tax, by approximately $13 million.

We estimated the fair value of options and Employee Stock Purchase Plan (ESPP) shares granted in fiscal years 2005, 2004 and 2003 at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Year Ended November 30,	2005	2004	2003

Stock Purchase Plan:
Expected volatility	32.6%	35.0%	33.0%
Risk-free interest rate	2.4%	1.7%	1.5%
Expected life in years	1.5	1.7	0.9
Expected dividend yield	None	None	None
Stock Options:
Expected volatility	32.2%	43.7%	45.7%
Risk-free interest rate	4.3%	3.6%	3.5%
Expected life in years	4.8	6.4	6.5
Expected dividend yield	None	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2005, 2004 and 2003 was $10.30, $9.31 and $9.28 per share, respectively. The weighted average estimated fair value for shares issued under the ESPP in fiscal years 2005, 2004 and 2003 was $6.33, $5.22 and $4.18 per share, respectively. For purposes of the pro forma disclosure above, we amortize the estimated fair value of options to expense over the vesting period.
Income Taxes
We provide for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from depreciation, accruals, goodwill, deferred revenue, capitalized software costs, tax carryforwards and allowances for accounts receivable. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be principally offset by foreign tax credits. Cumulative undistributed foreign earnings were approximately $37.4 million at November 30, 2005.
Comprehensive Income (Loss)
The components of comprehensive income include, in addition to net income, unrealized gains and losses on investments, unrealized gains and losses on foreign exchange hedging contracts and foreign currency translation adjustments.
Accumulated other comprehensive loss is made up of the following components:

(In thousands)
November 30,	2005	2004

Cumulative translation adjustment, net of tax	$(1,986)	$(1,225)
Accumulated unrealized losses on foreign exchange hedging contracts, net of tax	—	(593)
Accumulated unrealized losses on investments, net of tax	(196)	(95)

Total accumulated comprehensive loss	$(2,182)	$(1,913)

New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. In April 2005, the SEC announced that the SFAS 123R effective transition date will be extended to the annual period beginning after June 15, 2005. We adopted SFAS 123R on December 1, 2005 using the modified-prospective transition method.
Adoption of SFAS 123R will materially increase our stock compensation expense and decrease our net income and basic and diluted earnings per share. However, adoption of SFAS 123R will have no impact on our financial position. For fiscal 2006, total stock-based compensation expense, including amounts from the issuance of restricted shares in fiscal 2005 and amounts from stock options using the fair value provisions of SFAS 123R, is estimated to be approximately $23 million. In order to develop the fiscal 2006 stock-based compensation expense estimate, we utilized assumptions, including, among other items, projected option grants, expected life and volatility, which were similar to the amounts in fiscal 2005. SFAS 123R also requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations.
Total unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards, expected to be recognized over a weighted average period of 1.5 years, amounted to $44.3 million at November 30, 2005.
Note 2: Cash and Short-Term Investments
A summary of our investments available for sale by major security type (including $17.0 million classified as cash equivalents) at November 30, 2005 is as follows:

(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value

Auction rate securities	$166,143	$—	$—	$166,143
State and municipal bond obligations	60,180	—	(301)	59,879

Total	$226,323	$—	$(301)	$226,022

The fair value of debt securities at November 30, 2005, by contractual maturity, is as follows:

(In thousands)
Due in one year or less	$210,690
Due after one year	15,332

Total	$226,022

A summary of our investments available for sale by major security type (including $12.5 million classified as cash equivalents) at November 30, 2004 is as follows:

(In thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value

Auction rate securities	$75,798	$—	$—	$75,798
State and municipal bond obligations	58,192	28	(175)	58,045

Total	$133,990	$28	$(175)	$133,843

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
Note 3: Derivative Instruments
We record all derivatives, whether designated in hedging relationships or not, on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, we record the effective portions of changes in the fair value of the derivative in other comprehensive income and transfer such amounts to the income statement when the hedged item affects earnings. We immediately recognize ineffective portions of changes in the fair value of cash flow hedges in earnings.
We use derivative instruments to manage exposures to fluctuations in the value of foreign currencies. Certain forecasted transactions and assets are exposed to foreign currency risk. Our objective for holding derivatives is to eliminate or reduce the impact of these exposures. We periodically monitor our foreign currency exposures to enhance the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, British pound, and Australian dollar. Options used to hedge a portion of forecasted international intercompany revenue for up to one year in the future are designated as cash flow hedging instruments. We also use forward contracts not designated as hedging instruments under SFAS 133 to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. There were no outstanding foreign exchange option contracts at November 30, 2005. In December 2005, we entered into foreign exchange option contracts with a notional principal amount of $100.2 million. Major U.S. multinational banks are counterparties to the option contracts.
For options designated as cash flow hedges, we exclude changes in the time value from the assessment of hedge effectiveness. In fiscal years 2005, 2004 and 2003, foreign currency loss included a net loss of $1.1 million, $1.0 million and $0.8 million, respectively, for changes in the time value of options designated as cash flow hedges.
The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2005 where the notional amount is determined using contract exchange rates:

(In thousands)
	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$799	1.35
Brazilian real	$1,617	—	2.23
Euro	—	17,306	0.85
Japanese yen	3,366	—	118.85
South African rand	2,004	—	6.54
U.K. pound	—	1,874	0.58

	$6,987	$19,979

*	expressed as local currency unit per U.S. dollar

The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2004 where the notional amount is determined using contract exchange rates:

(In thousands)
	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$78	1.28
Brazilian real	$1,940	—	2.78
Euro	—	7,179	0.75
Japanese yen	5,055	—	102.87
South African rand	776	—	5.80
U.K. pound	3,589	—	0.53

	$11,360	$7,257

*	expressed as local currency unit per U.S. dollar
Note 4: Property and Equipment
Property and equipment consists of the following:

(In thousands)
November 30,	2005	2004

Computer equipment and software	$57,051	$83,195
Land, building and leasehold improvements	41,211	38,715
Furniture and fixtures	8,908	11,180

Total	107,170	133,090
Less accumulated depreciation and amortization	64,354	92,432

Property and equipment, net	$42,816	$40,658

In the fourth quarter of fiscal 2005, we determined that certain fully-depreciated fixed assets were no longer in service or could not be located. The write-off of such assets totaled approximately $28.8 million. There was no gain or loss on disposal of these assets.
Note 5: Intangible Assets and Goodwill
Intangible assets are composed of the following significant classes at November 30, 2005:

(In thousands)
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Purchased technology	$37,023	$11,393	$25,630
Customer-related and other	30,078	8,495	21,583

Total	$67,101	$19,888	$47,213

Intangible assets are composed of the following significant classes at November 30, 2004:

(In thousands)
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Purchased technology	$30,183	$6,268	$23,915
Customer-related and other	20,477	4,159	16,318

Total	$50,660	$10,427	$40,233

We amortize intangible assets assuming no expected residual value. The weighted average amortization period for all intangible assets was 6.6 years, including 6.8 years for purchased technology and 6.4 years for customer- related and other intangible assets. Amortization expense related to these intangible assets was $9.4 million, $7.1 million and $2.3 million in fiscal years 2005, 2004 and 2003, respectively. We estimate future amortization expense from intangible assets held as of November 30, 2005, to be approximately $9.8 million, $9.8 million, $8.8 million, $7.4 million and $7.2 million in fiscal years 2006, 2007, 2008, 2009 and 2010, respectively.
A summary of activity in goodwill is as follows:

(In thousands)
Year Ended November 30,	2005	2004	2003

Beginning balance	$67,130	$14,313	$4,013
Additions and adjustments from acquisitions	17,900	52,453	9,417
Write-offs and impairments	—	—	—
Translation adjustments	(56)	364	883

Ending balance	$84,974	$67,130	$14,313

Note 6: Earnings Per Share
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share for each fiscal year:

(In thousands, except per share data)
Year Ended November 30,	2005	2004	2003

Net income	$48,933	$32,101	$27,074

Weighted average shares outstanding	38,227	36,031	34,217
Dilutive impact from outstanding stock options	3,344	2,979	3,337

Diluted weighted average shares outstanding	41,571	39,010	37,554

Basic earnings per share	$1.28	$0.89	$0.79

Diluted earnings per share	$1.18	$0.82	$0.72

Stock options to purchase approximately 1,100,000 shares and 383,000 shares had exercise prices per share in excess of the average market price for our common stock and were excluded from the calculation of diluted earnings per share in fiscal years 2004 and 2003, respectively, because these options were anti-dilutive. There were no anti-dilutive options in fiscal 2005.

Note 7: Shareholders’ Equity
Preferred Stock
The Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. At November 30, 2005, the Board of Directors had not established any series of preferred stock.
Common Stock
A summary of share activity is as follows:

(In thousands)
Year Ended November 30,	2005	2004	2003

Beginning balance	36,422	35,239	33,401
Shares issued	4,475	1,830	2,524
Shares repurchased	(461)	(647)	(686)

Ending balance	40,436	36,422	35,239

Common Stock Repurchases
In fiscal years 2005, 2004 and 2003, we purchased and retired 461,000 shares, 647,000 shares and 686,000 shares, respectively, of our common stock for $11.7 million, $13.0 million and $12.1 million, respectively. Since beginning our stock repurchase program in 1996, we have purchased and retired 18,719,000 shares at a cost of $202.5 million.
In September 2005, the Board of Directors authorized, for the period from October 1, 2005 through September 30, 2006, the purchase of up to 10,000,000 shares of our common stock, at such times when we deem such purchases to be an effective use of cash. At November 30, 2005, approximately 9,900,000 shares of common stock remained available for repurchase under this authorization.
Stock Options
We have three shareholder-approved stock option plans: the 1992 Incentive and Nonqualified Stock Option Plan (1992 Plan), the 1994 Stock Incentive Plan (1994 Plan) and the 1997 Stock Incentive Plan (1997 Plan). These plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 1992, 1994 and 1997 Plans may include stock options (both incentive and nonqualified), grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. Prior to fiscal 2005, no awards other than incentive and nonqualified stock options had been granted under the foregoing plans. The options granted prior to fiscal 2005 generally vest over five years and had terms of ten years. The options granted in fiscal 2005 generally vest over five years and have terms of seven years. A total of 19,540,000 shares are issuable under these plans, of which 301,000 shares were available for grant at November 30, 2005.
In 2002, the Board of Directors approved and adopted the 2002 Nonqualified Stock Plan (2002 Plan), for which the approval of shareholders was not required. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. Prior to fiscal 2005, no awards other than nonqualified stock options had been granted under the 2002 Plan. The options granted prior to fiscal 2005 generally vest over five years and had terms of ten years. The options granted in fiscal 2005 generally vest over five years and have terms of seven years. A total of 6,500,000 shares are issuable under the 2002 Plan, of which 374,000 shares were available for grant at November 30, 2005.
In 2004, the Board of Directors approved and adopted the 2004 Inducement Stock Plan (2004 Plan), for which approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the Nasdaq Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than nonqualified stock options have been granted under the 2004 Plan. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. The options granted in fiscal 2005 generally vest over five years and have terms of seven years. A total of 500,000 shares are issuable under the 2004 Plan, of which 222,000 shares were available for grant at November 30, 2005.
During fiscal 2005, we issued 190,000 shares of restricted stock under the 1997 Stock Incentive Plan and the 2002 Nonqualified Stock Plan. The restricted stock generally vests over two years. None of the restricted stock shares were forfeited and approximately 1,000 shares had vested as of November 30, 2005.
A summary of stock option activity under all plans is as follows:

(In thousands, except per share data)
		Weighted Average
	Number	Exercise Price
	Of Shares	Per Share

Options outstanding, December 1, 2002	11,549	$11.67
Granted	3,129	18.42
Exercised	(2,201)	10.55
Canceled	(657)	13.49

Options outstanding, November 30, 2003	11,820	13.57
Granted	2,466	18.91
Exercised	(1,410)	11.47
Canceled	(430)	16.28

Options outstanding, November 30, 2004	12,446	14.77
Granted	1,427	29.34
Exercised	(3,961)	12.58
Canceled	(453)	17.50

Options outstanding, November 30, 2005	9,459	$17.75

For various exercise price ranges, characteristics of outstanding and exercisable stock options at November 30, 2005 are as follows:

(Number of shares in thousands)
	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Number of	Average
Exercise Price:	Shares	Life (in years)	Exercise Price	Shares	Exercise Price

$ 4.50- 7.23	399	1.86	$6.38	398	$6.38
9.00-12.94	1,355	4.06	11.74	1,289	11.71
13.00-16.87	2,809	6.69	13.85	1,710	13.68
18.15-24.91	3,706	7.83	20.08	1,557	20.04
27.91-30.81	1,190	6.97	30.39	192	30.63

$ 4.50-30.81	9,459	6.59	$17.75	5,146	$15.18

At the end of fiscal years 2004 and 2003, we had 6,951,000 shares and 6,035,000 shares subject to exercisable options, respectively, with weighted average exercise prices of $13.02 and $11.65 per share, respectively.

Employee Stock Purchase Plan
The 1991 Employee Stock Purchase Plan (ESPP), as amended in April 2004, April 2001 and April 1998, permits eligible employees to purchase up to a maximum of 3,200,000 shares of our common stock at 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. During fiscal years 2005, 2004 and 2003, we issued 324,000 shares, 419,000 shares and 323,000 shares, respectively, with weighted average purchase prices of $16.56, $11.77 and $10.82 per share, respectively, under the ESPP. At November 30, 2005, approximately 546,000 shares were available and reserved for issuance under the ESPP.
Repurchase of Outstanding Subsidiary Options
In August 2005, we entered into an agreement and plan of merger with Sonic Software Corporation (Sonic), a Delaware corporation and our majority-owned subsidiary, and Sonic Merger Corporation, a Delaware corporation and our wholly-owned subsidiary (Merger Sub). The purpose of the merger was for us to purchase the minority-owned shares and the in-the-money, vested stock options of Sonic. The surviving corporation in the merger was Sonic, which is now a wholly-owned subsidiary. The merger agreement was unanimously approved by our board of directors as well as the boards of directors of Sonic and Merger Sub and was also approved by the requisite votes of the stockholders of Sonic and Merger Sub. We consummated the merger on August 31, 2005 immediately after execution of the merger agreement.
Pursuant to the merger agreement, we paid an aggregate of $0.6 million, recorded as a reduction in shareholders’ equity on the balance sheet, to the holders of Sonic common stock (other than us) and paid an aggregate of $2.8 million, recorded as compensation expense in the statement of operations, to Sonic employees who held vested, in-the-money options to purchase Sonic common stock. The price per share paid to the minority stockholders and the option holders of Sonic was determined by our board of directors and that of Sonic, based on a number of factors, including the receipt of a recent valuation analysis of Sonic by an independent third-party and our desire that Sonic employees perceive the merger as fair and reasonable under all of the circumstances.
Note 8: Retirement Plan
We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $4.7 million, $4.2 million and $3.5 million for fiscal years 2005, 2004 and 2003, respectively.
Note 9: Income Taxes
The components of pretax income are as follows:

(In thousands)
Year Ended November 30,	2005	2004	2003

United States	$53,925	$37,286	$31,962
Non-U.S.	12,939	9,921	6,715

Total	$66,864	$47,207	$38,677

The provisions for income taxes are comprised of the following:

(In thousands)
Year Ended November 30,	2005	2004	2003

Current:
Federal	$21,118	$6,512	$8,240
State	1,920	1,589	1,796
Foreign	5,106	4,409	3,472

Total current	28,144	12,510	13,508

Deferred:
Federal	(10,182)	2,310	(1,367)
State	203	994	(271)
Foreign	(234)	(708)	(267)

Total deferred	(10,213)	2,596	(1,905)

Total	$17,931	$15,106	$11,603

The tax effects of significant items comprising our deferred taxes are as follows:

(In thousands)
November 30,	2005	2004

Deferred tax liabilities:
Goodwill	$(2,833)	$(1,488)
Depreciation and amortization	(1,466)	(187)

Total deferred tax liabilities	(4,299)	(1,675)

Deferred tax assets:
Accounts receivable	2,133	2,586
Capitalized research costs	8,065	4,584
Other current assets	588	488
Accrued compensation	1,009	1,478
Deferred revenue	1,893	1,877
Tax credit and loss carryforwards	28,233	14,810
Accrued liabilities and other	6,085	5,468

Total deferred tax assets	48,006	31,291

Valuation allowance	(5,343)	(864)

Total	$38,364	$28,752

The valuation allowance primarily applies to net operating and capital loss carryforwards where realization is not assured. The change in the valuation allowance of ($4.5) million and ($0.3) million in fiscal years 2005 and 2004, respectively, primarily related to the creation or acquisition of net operating and capital loss carryforwards. Of the total valuation allowance, we would credit goodwill for $4.7 million if we reversed such valuation allowances upon utilization of the balances related to net operating losses obtained in acquisitions.
At November 30, 2005, we had net operating loss carryforwards of $38.6 million expiring on various dates through 2025 and $18.7 million that may be carried forward indefinitely. The increase in net operating loss carryforwards in fiscal 2005 was primarily due to amounts acquired as part of the acquisition of Apama.

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

Year Ended November 30,	2005	2004	2003

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differences	0.7	0.9	1.5
Extraterritorial income exclusion	(3.2)	(4.8)	(5.1)
State income taxes, net	2.1	2.8	2.6
Research credits	(0.6)	(2.2)	(2.5)
Tax-exempt interest	(2.1)	(1.3)	(1.8)
Adjustment related to previously established tax reserve	(5.7)	—	—
Other	0.6	1.6	0.3

Total	26.8%	32.0%	30.0%

During fiscal 2005, the IRS completed an examination of our United States income tax returns for fiscal years through 2002. The provision for taxes in fiscal 2005 included a tax benefit of $3.8 million resulting from the reversal of accruals for estimated income tax liabilities that were no longer required.
Note 10: Long-term Debt, Commitments and Contingencies
Long-term Debt
In connection with the purchase of a building adjacent to our headquarters building, we were required to assume the existing mortgage under the terms of the agreement. The mortgage, secured by the building, had a remaining principal balance of $2.4 million with a fixed annual interest rate of 8.05% at the time of the purchase. We may repay the entire outstanding balance beginning in July 2006, subject to a potential penalty based on interest rates in effect at that time. The final payment is due in June 2012. Future principal and interest payments are as follows:

(In thousands)

	Principal	Interest

2006	$262	$168
2007	281	146
2008	305	122
2009	330	97
2010	357	69
Thereafter	665	48

Total	$2,200	$650

Leasing Arrangements
We lease certain facilities and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2005:

(In thousands)

2006	$8,074
2007	6,375
2008	2,908
2009	2,730
2010	1,284
Thereafter	3,381

Total	$24,752

Total rent expense under operating lease arrangements was approximately $9.4 million, $9.5 million and $8.0 million in fiscal years 2005, 2004 and 2003, respectively.
Guarantees and Indemnification Obligations
We include standard intellectual property indemnification provisions in our licensing agreements in the ordinary course of business. Pursuant to our product license agreements, we will indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to our products. Other agreements with our customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.
Litigation
We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position or results of operations.
Note 11: Business Segments and International Operations
During fiscal 2005, we conducted business through four primary operating units. Our principal operating unit conducts business as the Progress OpenEdge Division. The OpenEdge Division provides the Progress® OpenEdge™ platform, a set of development and deployment technologies, including the OpenEdge RDBMS, one of the leading embedded databases, for building business applications. Another operating unit, Sonic Software Corporation, is focused on enterprise application integration and the emerging market for the enterprise service bus, or ESB, and operates as a subsidiary. Sonic provides distributed infrastructure products that integrate applications and orchestrate business processes across the extended enterprise. The third operating unit is the Progress Real Time Division (formerly ObjectStore). The Progress Real Time Division provides event stream processing, data management, data access and synchronization products to enable the real-time enterprise. The division includes the recent acquisitions of Persistence Software and Apama and the integration of PeerDirect, creating a comprehensive source of real-time enterprise products. The fourth operating unit, DataDirect, provides standards-based data connectivity software. In December 2005, we combined the sales and marketing organizations of Sonic and Real Time in order to provide more focus and market coverage as the target markets and customers of the two operating units are similar. As a result, we changed the composition of our reporting segments from previous annual disclosures. We restated the fiscal 2004 and fiscal 2003 segment disclosures to conform to the fiscal 2005 presentation.
Segment information, as restated, is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods.
Based upon the aggregation criteria for segment reporting, we have two reportable segments: Application Development and Deployment, which primarily includes the OpenEdge Division and DataDirect Technologies, and Enterprise SOA Infrastructure, which includes Sonic Software, Real Time and, for fiscal 2003, certain Sonic-related international sales and marketing functions within the OpenEdge Division. We have aggregated our segment data based on similar utilization characteristics, such as deployment and integration, of the primary products in each operating unit. We do not manage our assets, capital expenditures, interest income or provision for income taxes by segment. We manage such items on a company basis.
The following table sets forth our revenue and income from operations from our reportable segments for fiscal years 2005, 2004 and 2003:

(In thousands)
Year Ended November 30,	2005	2004	2003

Revenue:
Application Development and Deployment	$355,027	$325,198	$278,789
Enterprise SOA Infrastructure	55,346	39,912	32,905
Reconciling items	(4,997)	(2,448)	(2,634)

Total	$405,376	$362,662	$309,060

Income (loss) from operations:
Application Development and Deployment	$112,417	$96,259	$74,882
Enterprise SOA Infrastructure	(26,716)	(29,049)	(28,979)
Reconciling items	(21,936)	(20,846)	(9,151)

Total	$63,765	$46,364	$36,752

Amounts included under reconciling items represent intersegment sales, which are accounted for as if sold under an equivalent arms-length basis arrangement, amortization of acquired intangibles, compensation expenses for the repurchase of subsidiary stock options, stock-based compensation, acquisition-related expenses and certain unallocated administrative expenses.
Total revenue by significant product line, regardless of which segment generated the revenue, is as follows:

(In thousands)
Year Ended November 30,	2005	2004	2003

DataDirect	$35,680	$28,243	$—
Real Time	28,938	18,553	13,543
Sonic	32,515	26,211	22,980
Progress OpenEdge and other	308,243	289,655	272,537

Total	$405,376	$362,662	$309,060

Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from external customers by revenue type is as follows:

(In thousands)
Year Ended November 30,	2005	2004	2003

Software licenses	$156,846	$140,462	$109,666
Maintenance	212,290	189,072	160,626
Consulting and education	36,240	33,128	38,768

Total	$405,376	$362,662	$309,060

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

(In thousands)
Year Ended November 30,	2005	2004	2003

North America	$176,015	$153,730	$122,046
EMEA	185,039	170,870	153,345
Latin America	21,624	16,574	14,716
Asia Pacific	22,698	21,488	18,953

Total	$405,376	$362,662	$309,060

Revenue from the United Kingdom totaled $56.5 million, $51.6 million and $45.9 million for fiscal years 2005, 2004 and 2003, respectively. No other country outside of the United States exceeded 10% of our consolidated total revenue in any year presented. Long-lived assets totaled $39.8 million, $37.9 million and $32.5 million in the United States and $6.0 million, $5.3 million and $5.4 million outside of the United States at the end of fiscal years 2005, 2004 and 2003, respectively. No individual country outside of the United States exceeded 10% of our consolidated long-lived assets.
Note 12: Business Combinations
Fiscal 2005 Transactions:
In fiscal 2005, we paid a total of $31.5 million for acquisitions, net of the cash acquired and net of a settlement related to a previous acquisition resulting in a purchase price adjustment and return of funds to us of approximately $2 million. The settlement was recorded as a decrease to goodwill.
On May 12, 2005, we acquired, through a wholly-owned subsidiary, substantially all of the assets and assumed certain liabilities of EasyAsk, Inc. (EasyAsk) for an aggregate purchase price of approximately $9.0 million, net of cash acquired. EasyAsk is a provider of natural language question/answer solutions. The purpose of the acquisition was to broaden our product offerings. Prior to the acquisition, we held a minority interest in EasyAsk, whose chairman was a member of our Board of Directors until the closing of the purchase agreement. EasyAsk is included within the Application Development and Deployment segment. Transaction costs related to this acquisition included $0.4 million of expenses related to excess facilities space and $0.2 million of direct acquisition costs. In addition, we have implemented an employee retention program by which payments will be made twelve months following the acquisition to EasyAsk employees who joined us, if the employees meet certain employment criteria. If all retention criteria are met, we will be obligated to pay a total of $0.5 million in retention payments. We recognize compensation expense associated with these payments ratably over the twelve month service period. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations for EasyAsk in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.
On April 6, 2005, we acquired the stock of Apama, Inc. (Apama) for an aggregate purchase price of approximately $24.7 million, net of cash acquired. Apama is a provider of event stream processing software focused on the financial services industry. The purpose of the acquisition was to expand the product set of the Real Time operating unit. Upon the closing of the transaction, Apama became part of the Progress Real Time Division. Transaction costs related to this acquisition totaled $0.6 million of direct acquisition costs. In addition, we have implemented an employee retention program by which payments will be made on certain dates over the twelve months following the acquisition to Apama employees who joined us, if the employees meet certain employment criteria. If all retention criteria are met, we will be obligated to pay a total of approximately $4 million in retention payments. We recognize compensation expense ratably over the service period associated with each payment. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations for Apama in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

Acquisition-related expenses for fiscal 2005 totaling $3.4 million include expenses for retention bonuses to Apama and EasyAsk employees who joined us of $4.0M, of which $2.0 million is attributable to sales and marketing, $1.6 million is attributable to product development, and $0.4 million is attributable to general and administrative, partially offset by a credit of $0.6 million for settlement of pre-acquisition assets and liabilities related to a previous acquisition.
For both acquisitions, we obtained valuations from independent appraisers for the amounts assigned to intangible assets. The preliminary allocation of the purchase prices as of November 30, 2005 is as follows:

(In thousands)
	Total	Life (in years)

Assets and liabilities, including cash	$560
Acquired intangible assets	17,500	1 to 10 years
Goodwill ($16,087 not deductible for tax purposes)	24,037
Deferred income taxes	(4,726)
Total purchase price	37,371
Less: cash acquired	(3,383)
Less: existing investment in EasyAsk held by us	(300)

Net cash paid	$33,688

We have not presented pro forma financial information as the historical operations of Apama and EasyAsk were not material to our consolidated financial statements either individually or in the aggregate.
Fiscal 2004 Transactions:
On November 5, 2004, we acquired the stock of Persistence Software, Inc. (Persistence), a provider of data caching software for an aggregate purchase price, net of cash acquired, of approximately $11.8 million. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Persistence are included in our operating results from the date of acquisition. The purpose of the acquisition was to expand the product set of the Real Time operating unit. We structured the acquisition as a merger of a wholly owned subsidiary of ours with and into Persistence. Pursuant to the terms of the acquisition, each outstanding share of Persistence common stock was converted into the right to receive $5.70 in cash, without interest. In addition, as a result of the acquisition, holders of exercisable options and warrants to purchase Persistence common stock with an exercise price of less than $5.70 per share were entitled to receive a cash payment equal to the number of shares of Persistence common stock subject to such option or warrant multiplied by the amount by which $5.70 exceeded the exercise price per share of such option or warrant. Direct transaction costs related to the acquisition totaled $0.3 million. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations for Persistence in our operating results from the date of acquisition. We paid the purchase price in cash from available funds. In fiscal 2005, we adjusted the allocation of the purchase price by reducing goodwill by $3.8 million to reflect an additional tax benefit not contemplated in the original allocation. The allocation of the purchase price is as follows:

(In thousands)
	Total	Life (in years)

Assets and liabilities, including cash	$1,913
Deferred income taxes	7,331
Acquired intangible assets	4,207	1 to 6 years
Goodwill (not deductible for tax purposes)	2,557

Total purchase price	16,008
Less: cash acquired	(4,208)

Net cash paid	$11,800

On December 23, 2003, we acquired, through a wholly owned subsidiary, substantially all of the assets and certain subsidiaries and assumed certain liabilities of DataDirect Technologies Limited (DataDirect), a private company incorporated under the laws of Ireland, for an aggregate purchase price of approximately $87.5 million, net of cash acquired. The purpose of the acquisition was to expand the breadth of our product sets. DataDirect is a provider of standards-based software for data connectivity. Direct transaction costs related to the acquisition totaled $0.7 million. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of DataDirect in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.
We expensed acquired in-process research and development (IPR&D) of $2.6 million when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. We used an independent appraiser to calculate the amounts allocated to assets and liabilities acquired, including intangible assets and IPR&D. The allocation of the purchase price is as follows:

(In thousands)
	Total	Life (in years)

Assets and liabilities, including cash	$6,045
Acquired intangible assets	35,870	1 to 10 years
Goodwill (deductible for tax purposes)	48,817
In-process research and development	2,600

Total purchase price	93,332
Less: cash acquired	(5,812)

Net cash paid	$87,520

Fiscal 2003 Transactions:
On December 19, 2002, we acquired, through a wholly-owned subsidiary, the stock of eXcelon Corporation (eXcelon), a provider of data management software, for an aggregate purchase price of $24.3 million, net of cash acquired. The purpose of the acquisition was to expand the product set of the Sonic Software operating unit and, in addition, increase our size with the establishment of the Real Time product line. The acquisition was structured as a merger of a wholly owned subsidiary with and into eXcelon. Pursuant to the terms of the acquisition, each outstanding share of eXcelon common stock was converted into the right to receive $3.19 in cash, without interest. In addition, as a result of the acquisition, holders of outstanding options to purchase eXcelon common stock with an exercise price of less than $3.19 per share were entitled to receive a cash payment equal to the number of shares of eXcelon common stock subject to such option multiplied by the amount by which $3.19 exceeded the exercise price per share of such option. Transaction costs related to this acquisition included $9.1 million for facilities closures and employee severance and $0.7 million for direct transaction costs. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of eXcelon in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.
We expensed acquired IPR&D of $0.2 million when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. We used an independent appraiser to calculate the amounts allocated to assets and liabilities acquired including intangible assets, primarily customer-related and purchased technology, and IPR&D. In fiscal 2004, we adjusted the allocation of the purchase price by reducing goodwill by $2.7 million to reflect an additional tax benefit not contemplated in the original allocation. The allocation of the purchase price is as follows:

(In thousands, except share data)
	Total	Life (in years)

Assets and liabilities, including cash	$5,762
Deferred income taxes	12,997
Intangible assets	8,100	1 to 6 years
Goodwill (not deductible for tax purposes)	6,696
In-process research and development	200

Total purchase price	33,755
Less: cash acquired	(9,200)
Less: existing investment in eXcelon held by us	(300)

Net cash paid	$24,255

In connection with certain of the above acquisitions, we established reserves for exit costs related to facilities closures and related costs and employee severance. The amounts included under cash disbursements are net of proceeds received from subrental agreements. A summary of activity is as follows:

(In thousands)
	Facilities Closures	Employee Severance
	and Related Costs	and Related Benefits	Total

Balance, December 1, 2002	—	—	—
Establishment of reserve related to eXcelon	$6,955	$2,140	$9,095
Cash disbursements	(2,580)	(2,140)	(4,720)

Balance, November 30, 2003	4,375	—	4,375
Establishment of reserve related to DataDirect	—	281	281
Cash disbursements	(2,023)	(281)	(2,304)

Balance, November 30, 2004	2,352	—	2,352
Establishment of reserve related to EasyAsk	376	—	376
Cash disbursements	(930)	—	(930)

Balance, November 30, 2005	$1,798	$—	$1,798

Note 13: Subsequent Events
On January 30, 2006 we acquired, through a wholly-owned subsidiary, all of the outstanding shares of common stock of NEON Systems, Inc. (NEON) for an aggregate purchase price of approximately $52 million, net of cash acquired. The purchase price also included the value of in-the-money stock options and warrants. NEON is a provider of mainframe integration products and services. The purpose of the acquisition was to broaden the product offerings of DataDirect. Upon the closing of the transaction, NEON became part of our DataDirect operating unit. We will account for the acquisition as a purchase, and accordingly, we will include the results of operations of NEON in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.
On January 20, 2006, we acquired for a combination of cash and stock, through a wholly-owned subsidiary, the stock of Actional Corporation (Actional) for an aggregate purchase price of approximately $32 million, net of cash acquired. Actional is a leading provider of Web services management software for visibility and run-time governance of distributed IT systems in a service-oriented architecture. The purpose of the acquisition was to broaden the Sonic product line. Upon the closing of the transaction, Actional became part of our Sonic operating unit. We will account for the acquisition as a purchase, and accordingly, we will include the results of operations of Actional in our operating results from the date of acquisition.

Selected Quarterly Financial Data (unaudited):

(In thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005:
Revenue	$97,722	$100,209	$99,488	$107,957
Gross profit	80,590	83,294	82,786	90,116
Income from operations	14,358	17,319	12,855	19,233
Net income	9,314	12,229	13,357	14,033
Diluted earnings per share	0.23	0.30	0.31	0.33
2004:
Revenue	$86,375	$90,777	$89,316	$96,194
Gross profit	70,059	73,432	73,353	80,392
Income from operations	6,333	11,470	12,698	15,863
Net income	4,640	8,085	8,520	10,856
Diluted earnings per share	0.12	0.21	0.22	0.28

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
The management of Progress Software Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of November 30, 2005, our internal control over financial reporting is effective based on those criteria.
Management’s assessment of the effectiveness of its internal control over financial reporting as of November 30, 2005 has been attested to by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in internal control over financial reporting
No changes in our internal control over financial reporting occurred during the quarter ended November 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, included in the Annual Report on Form 10-K, that Progress Software Corporation and its subsidiaries maintained effective internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of November 30, 2005 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2005 of the Company and our report, dated February 10, 2006, expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 10, 2006

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information regarding executive officers set forth under the caption “Executive Officers of the Registrant” in Item 1 of this Annual Report is incorporated herein by reference.
The information regarding directors set forth under the caption “Election of Directors” appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2006, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after November 30, 2005, is incorporated herein by reference.
The information regarding our code of ethics and audit committee set forth under the caption “Board of Directors and Committees of the Board” appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2006, which will be filed with the SEC not later than 120 days after November 30, 2005, is incorporated herein by reference.
Item 11. Executive Compensation
The information set forth under the caption “Executive Compensation” appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2006, which will be filed with the SEC not later than 120 days after November 30, 2005, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information set forth under the caption “Security Ownership of Certain Holders and Management” appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2006, which will be filed with the SEC not later than 120 days after November 30, 2005, is incorporated herein by reference.
Information related to securities authorized for issuance under equity compensation plans as of November 30, 2005 is as follows:

(In thousands, except per share data)
	Number of	Weighted-average	Number of
	Securities to be	Exercise	Securities
	Issued Upon	Price of	Remaining
	Exercise of	Outstanding	Available
	Outstanding	Options,	For
	Options, Warrants	Warrants	Future
Plan Category	and Rights	and Rights	Issuance

Equity compensation plans approved by shareholders	4,842	$15.26	301
Equity compensation plans not approved by shareholders	4,617	20.37	596

Total	9,459	$17.75	897

We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the Nasdaq Stock Market. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer or director would be eligible to receive an award under the 2004 Plan only as an inducement to join us. Awards under the 2002 Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 7,000,000 shares are issuable under the two plans.
Item 13. Certain Relationships and Related Transactions
The information set forth under the caption “Certain Relationships and Related Transactions” appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2006, which will be filed with the SEC not later than 120 days after November 30, 2005, is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information set forth under the caption “Principal Accounting Fees and Services” appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2006, which will be filed with the SEC not later than 120 days after November 30, 2005, is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents Filed as Part of this Form 10-K
1. Financial Statements (included in Item 8 of this report on Form 10-K):
–	Report of Independent Registered Public Accounting Firm

–	Consolidated Balance Sheets as of November 30, 2005 and 2004

–	Consolidated Statements of Operations for the years ending November 30, 2005, 2004 and 2003

–	Consolidated Statements of Shareholders’ Equity for the years ending November 30, 2005, 2004 and 2003

–	Consolidated Statements of Cash Flows for the years ending November 30, 2005, 2004 and 2003

–	Notes to Consolidated Financial Statements
2. Financial Statement Schedules
Financial statement schedules are omitted as they are either not required or the information is otherwise included.
(b) Exhibits
Documents listed below, except for documents followed by parenthetical numbers, are being filed as exhibits. Documents followed by parenthetical numbers are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Securities Exchange Act of 1934 (the Act), reference is made to such documents as previously filed as exhibits with the SEC. Our file number under the Act is 0-19417.

2.1	Agreement and Plan of Merger Among Progress Software Corporation, Chopin Merger Sub, Inc. and eXcelon Corporation (1)

2.2	Purchase Agreement Dated as of December 5, 2003 By and Among Progress Software Corporation, Diamond Acquisition Corp. and DataDirect Technologies Limited (2)

2.3	Agreement and Plan of Merger dated as of April 6, 2005 by and among Progress Software Corporation, PSC Merger Corp., Apama Inc., and certain stockholders of Apama Inc. (3)

2.4	Agreement and Plan of Merger dated August 31, 2005 by and among Progress Software Corporation, Sonic Software Corporation and Sonic Merger Corporation (4)

2.5	Agreement and Plan of Merger dated December 19, 2005 by and among Progress Software Corporation, Noble Acquisition Corporation and NEON Systems, Inc. (5)

2.6	Agreement and Plan of Merger dated January 18, 2006 by and among Progress Software Corporation, ACTC Acquisition Corp., Actional Corporation, Certain Stockholders of Actional Corporation and Standish O’Grady, as the Company Stockholder Representative (6)

3.1	Restated Articles of Organization (7)

3.1.1	Articles of Amendment to Restated Articles of Organization filed on January 19, 1995 (8)

3.1.2	Articles of Amendment to Restated Articles of Organization filed on November 17, 1997 (9)

3.1.3	Articles of Amendment to Restated Articles of Organization filed on May 6, 1999 (10)

3.1.4	Articles of Amendment to Restated Articles of Organization filed on June 17, 2000 (11)

3.2	By-Laws, as amended and restated (12)

4.1	Specimen certificate for the Common Stock (13)

10.1*	Amended and Restated 1984 Incentive Stock Option Plan (14)

10.2*	1991 Employee Stock Purchase Plan, as amended (15)

10.3*	1992 Incentive and Nonqualified Stock Option Plan (16)

10.4*	1994 Stock Incentive Plan (17)

10.5*	1993 Directors’ Stock Option Plan (18)

10.6*	1997 Stock Incentive Plan, as amended (19)

10.7*	Employee Retention and Motivation Agreement executed by each of the Executive Officers (20)

10.8*	First amendment to Employee Retention and Motivation Agreement executed by each of the Executive Officers (21)

10.9*	2002 Nonqualified Stock Plan (22)

10.10*	2004 Inducement Stock Plan (23)

10.12	Written offer of employment with Larry R. Harris dated April 29, 2005 (24)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – Joseph W. Alsop

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement and Plan of Merger By and Among Progress Software Corporation, PSI Acquisition Sub, Inc. and Persistence Software, Inc. (25)

99.1	Asset Purchase Agreement dated April 29, 2005 by and among Progress Development Corporation, EasyAsk, Inc. and Sigma Partners LLP, as indemnification representative (26)

(1)	Incorporated by reference to Exhibit 1 of Schedule 13D filed October 28, 2002.

(2)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed January 7, 2004.

(3)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed April 12, 2005.

(4)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed September 7, 2005.

(5)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed December 22, 2005.

(6)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed January 23, 2006.

(7)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

(8)	Incorporated by reference to Exhibit 3.1.1 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

(9)	Incorporated by reference to Exhibit 3.1.2 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

(10)	Incorporated by reference to Exhibit 3.1.3 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

(11)	Incorporated by reference to Exhibit 3.1.4 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

(12)	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

(13)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 33-41223, as amended.

(14)	Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 33-41223, as amended.

(15)	Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 1998.

(16)	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(17)	Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(18)	Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(19)	Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

(20)	Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

(21)	Incorporated by reference to Exhibit 10.10.1 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1999.

(22)	Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2002.

(23)	Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

(24)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed May 5, 2005.

(25)	Incorporated by reference to Exhibit 99.1 of Form 8-K filed September 27, 2004.

(26)	Incorporated by reference to Exhibit 99.1 of Form 8-K filed May 5, 2005.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of PSC participates
(c) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of February, 2006.

PROGRESS SOFTWARE CORPORATION

By:	/s/ JOSEPH W. ALSOP Joseph W. Alsop
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. ALSOP	Chief Executive Officer and Director	February 10, 2006
Joseph W. Alsop	(Principal Executive Officer)

/s/ NORMAN R. ROBERTSON	Senior Vice President, Finance and	February 10, 2006
Norman R. Robertson	Administration and Chief Financial
Officer (Principal Financial Officer)

/s/ DAVID H. BENTON, JR.	Vice President and Corporate	February 10, 2006
David H. Benton, Jr.	Controller (Principal Accounting
Officer)

/s/ ROGER J. HEINEN, JR.	Director	February 10, 2006
Roger J. Heinen, Jr.

/s/ MICHAEL L. MARK	Director	February 10, 2006
Michael L. Mark

/s/ SCOTT A. MCGREGOR	Director	February 10, 2006
Scott A. McGregor

/s/ AMRAM RASIEL	Director	February 10, 2006
Amram Rasiel