Form 10-Q
period 2006-02-28
PROGRESS SOFTWARE CORP /MA
filed 2006-04-07
CIK 876167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 28, 2006
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 0-19417
PROGRESS SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2746201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14 Oak Park
Bedford, Massachusetts 01730
(Address of principal executive offices)(Zip code)
Telephone Number: (781) 280-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
As of March 31, 2006, there were 41,091,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION

FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	February 28,	November 30,
	2006	2005

Assets
Current assets:
Cash and equivalents	$70,586	$57,399
Short-term investments	136,523	209,021

Total cash and short-term investments	207,109	266,420
Accounts receivable, net	77,592	66,592
Other current assets	17,862	11,813
Deferred income taxes	22,967	21,502

Total current assets	325,530	366,327

Property and equipment, net	46,489	42,816
Acquired intangible assets, net	76,182	47,213
Goodwill	153,419	84,974
Deferred income taxes	14,433	20,442
Other assets	4,986	5,066

Total	$621,039	$566,838

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$265	$262
Accounts payable	12,815	11,654
Accrued compensation and related taxes	26,377	39,259
Income taxes payable	1,993	984
Other accrued liabilities	28,887	22,737
Remaining purchase price due to Actional shareholders	18,129	—
Short-term deferred revenue	124,871	99,697

Total current liabilities	213,337	174,593

Long-term debt, less current portion	1,870	1,938

Long-term deferred revenue	6,263	5,068

Deferred income taxes	3,639	3,580

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 40,575 shares in 2006 and 40,436 shares in 2005	154,721	146,589
Deferred compensation	(4,363)	(5,706)
Retained earnings, including accumulated other comprehensive loss of $1,795 in 2006 and $2,182 in 2005	245,572	240,776

Total shareholders’ equity	395,930	381,659

Total	$621,039	$566,838

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended
	Feb. 28, 2006	Feb. 28, 2005

Revenue:
Software licenses	$42,780	$37,555
Maintenance and services	61,141	60,167

Total revenue	103,921	97,722

Costs of revenue:
Cost of software licenses	2,214	1,951
Cost of maintenance and services	14,250	14,036
Amortization of acquired intangibles for purchased technology	1,524	1,145

Total costs of revenue	17,988	17,132

Gross profit	85,933	80,590

Operating expenses:
Sales and marketing	42,797	38,329
Product development	19,007	16,399
General and administrative	13,347	10,652
Amortization of other acquired intangibles	1,383	852
Acquisition-related expenses	1,534	—

Total operating expenses	78,068	66,232

Income from operations	7,865	14,358

Other income (expense):
Interest income and other	1,795	890
Foreign currency loss	(1,098)	(1,551)

Total other income, net	697	(661)

Income before provision for income taxes	8,562	13,697
Provision for income taxes	2,783	4,383

Net income	$5,779	$9,314

Earnings per share:
Basic	$0.14	$0.25
Diluted	$0.14	$0.23

Weighted average shares outstanding:
Basic	40,499	36,573
Diluted	42,465	39,721

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended Feb. 28,
	2006	2005

Cash flows from operating activities:
Net income	$5,779	$9,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,084	2,214
Amortization of capitalized software costs	44	68
Amortization of acquired intangible assets	2,907	1,997
Stock-based compensation	6,444	—
Deferred income taxes	(1,391)	(7)
Tax benefit from stock options	—	1,277
In-process research and development	900	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(5,285)	(7,363)
Other current assets	(3,677)	713
Accounts payable and accrued expenses	(20,024)	(11,311)
Income taxes payable	984	(23)
Deferred revenue	16,553	17,325

Net cash provided by operating activities	5,318	14,204

Cash flows from investing activities:
Purchases of investments available for sale	(86,961)	(38,831)
Sales and maturities of investments available for sale	159,460	20,375
Purchases of property and equipment	(4,878)	(2,106)
Acquisitions, net of cash acquired	(62,033)	—
Decrease in other non-current assets	26	81

Net cash provided by (used for) investing activities	5,614	(20,481)

Cash flows from financing activities:
Issuance of common stock	4,165	6,696
Excess tax benefit from stock plans	858	—
Payment of long-term debt	(65)	(63)
Repurchase of common stock	(3,361)	(5,757)

Net cash provided by financing activities	1,597	876

Effect of exchange rate changes on cash	658	404

Net increase (decrease) in cash and equivalents	13,187	(4,997)
Cash and equivalents, beginning of period	57,399	69,939

Cash and equivalents, end of period	$70,586	$64,942

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1: Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005.
In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year. Certain prior period amounts have been reclassified to conform to the current presentation as described in the following notes.
Note 2: Stock-based Compensation
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. SFAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. We adopted SFAS 123R on December 1, 2005 using the modified prospective transition method.
Prior to adopting SFAS 123R, we accounted for stock-based compensation under APB 25, as permitted by SFAS 123. No stock-based compensation cost was recognized in the Statement of Operations for the three months ended February 28, 2005, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in the three months ended February 28, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
Prior to the adoption of SFAS 123R, we presented all excess tax benefits related to stock compensation as cash flows from operating activities in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from these tax benefits to be classified as cash flows from financing activities. In the first quarter of fiscal 2006, the excess tax benefit from the exercise of stock options was $0.9 million and was classified as cash flows from financing activities.

Had we used the fair value method prescribed by SFAS 123R to measure compensation related to stock options and awards to employees in prior periods, pro forma net income and pro forma earnings per share would have been as follows:

(In thousands, except per share data)	Three Months Ended Feb. 28,

	2006	2005

Net income, as reported	$5,779	$9,314
Add: stock-based compensation expense included in reported net income, net of tax	4,350	—
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(4,350)	(2,513)

Pro forma net income	$5,779	$6,801

Basic earnings per share:
As reported	$0.14	$0.25
Pro forma	$0.14	$0.19

Diluted earnings per share:
As reported	$0.14	$0.23
Pro forma	$0.14	$0.18

The stock-based employee compensation expense that is reflected in the Statement of Operations in the first quarter of fiscal 2006 was approximately $6.4 million. The total income tax benefit recognized in the Statement of Operations for the first quarter of fiscal 2006 for share-based payments was approximately $2.0 million.
We have three shareholder-approved stock option plans: the 1992 Incentive and Nonqualified Stock Option Plan (1992 Plan), the 1994 Stock Incentive Plan (1994 Plan) and the 1997 Stock Incentive Plan (1997 Plan). These plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 1992, 1994 and 1997 Plans may include stock options (both incentive and nonqualified), grants of restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. Prior to fiscal 2005, no awards other than incentive and nonqualified stock options had been granted under the foregoing plans. The options granted prior to fiscal 2005 generally vest over five years and had terms of ten years. Subsequent option grants generally vest over five years and have terms of seven years. A total of 19,540,000 shares are issuable under these plans, of which 302,000 shares were available for grant at February 28, 2006.
In 2002, the Board of Directors approved and adopted the 2002 Nonqualified Stock Plan (2002 Plan), for which the approval of shareholders was not required. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. Prior to fiscal 2005, no awards other than nonqualified stock options had been granted under the 2002 Plan. The options granted prior to fiscal 2005 generally vest over five years and had terms of ten years. Subsequent option grants generally vest over five years and have terms of seven years. A total of 6,500,000 shares are issuable under the 2002 Plan, of which 401,000 shares were available for grant at February 28, 2006.
In 2004, the Board of Directors approved and adopted the 2004 Inducement Stock Plan (2004 Plan), for which approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the Nasdaq Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than nonqualified stock options have been granted under the 2004 Plan. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. Subsequent option grants generally vest over five years and have terms of seven years. A total of 700,000 shares are issuable under the 2004 Plan, of which 63,000 shares were available for grant at February 28, 2006.

During the fourth quarter of fiscal 2005, we issued 190,000 shares of restricted stock under the 1997 Plan and the 2002 Plan. The restricted stock generally vests over two years. Approximately 3,000 shares were forfeited and approximately 2,000 shares were vested as of February 28, 2006.
A summary of stock option activity under all plans is as follows:
(In thousands, except per share data)

		Weighted Average
	Number	Exercise Price
	of Shares	Per Share

Options outstanding, December 1, 2005	9,459	$17.75
Granted	378	28.23
Exercised	(184)	14.82
Canceled	(46)	19.10

Options outstanding, February 28, 2006	9,607	$18.22

Options exercisable, February 28, 2006	5,456	$15.42

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at February 28, 2006 were 6.4 years and $111.2 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at February 28, 2006 were 5.6 years and $78.0 million, respectively.
A summary of the status of our restricted stock awards as of February 28, 2006 is as follows:
(In thousands, except per share data)

		Weighted Average
	Number	Grant date
	of Shares	Fair value

Restricted stock awards nonvested, December 1, 2005	188	$30.81
Granted	—	—
Vested	(1)	30.81
Forfeited	(2)	30.81

Restricted stock awards nonvested, February 28, 2006	185	$30.81

We estimate the fair value of each option award issued under the Plans on the date of grant using a Black-Scholes based option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of our common stock. We base the expected term of the options on our historical option exercise data taking into consideration the exercise patterns of the option holder during the option’s life. We base the risk-free interest rate on the U.S. Treasury yield curve in effect at the time of the grant for a term equivalent to the expected life of the options.

	Three Months Ended Feb. 28,

	2006	2005

Stock Purchase Plan:
Expected volatility	26.6%	38.3%
Risk-free interest rate	2.9%	2.0%
Expected life in years	1.2	1.9
Expected dividend yield	None	None
Stock Options:
Expected volatility	30.1%	37.3%
Risk-free interest rate	4.6%	3.7%
Expected life in years	4.6	4.8
Expected dividend yield	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in the first quarter of fiscal years 2006 and 2005 was $9.36 and $8.09 per share, respectively. We estimate forfeitures related to option grantss at an annual rate of 4% per year. The weighted average estimated fair value for shares issued under the ESPP in the first quarter of fiscal years 2006 and 2005 was $6.42 and $5.67 per share, respectively.
Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.
Total unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards, expected to be recognized over a weighted average period of 1.5 years, amounted to $41.1 million at February 28, 2006.
Note 3: Earnings Per Share
We calculate basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table provides the calculation of basic and diluted earnings per share on an interim basis:
(In thousands, except per share data)

	Three Months Ended Feb. 28,
	2006	2005

Net income	$5,779	$9,314

Weighted average shares outstanding	40,499	36,573
Dilutive impact from outstanding stock options	1,966	3,148

Diluted weighted average shares outstanding	42,465	39,721

Earnings per share:
Basic	$0.14	$0.25
Diluted	$0.14	$0.23

Note 4: Income Taxes
We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. We record cumulative adjustments to the tax provision in an interim period in which a change in the estimated annual effective rate is determined.

Note 5: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments, unrealized gains and losses on foreign exchange hedging contracts and unrealized gains and losses on investments. The following table provides the calculation of comprehensive income on an interim basis:
(In thousands)

	Three Months Ended Feb. 28,
	2006	2005

Net income, as reported	$5,779	$9,314
Foreign currency translation adjustments, net of tax	359	95
Unrealized gains on foreign exchange hedging contracts, net of tax	—	622
Unrealized gains (losses) on investments, net of tax	27	(56)

Total comprehensive income	$6,165	$9,975

Note 6: Segment Information
Based upon the aggregation criteria for segment reporting, we have two reportable segments: Application Development and Deployment, which primarily includes the OpenEdge Division and DataDirect Technologies, and Enterprise SOA Infrastructure, which includes Sonic Software and Real Time. We aggregated our segment data based on similar utilization characteristics, such as deployment and integration, of the primary products in each operating unit. We do not manage our assets, capital expenditures, interest income or provision for income taxes by segment. We manage such items on a company basis.
At the end of fiscal 2005, we changed the composition of our reporting segments from previous disclosures. We restated the fiscal 2005 segment disclosure to conform to the current presentation.
The following table provides revenue and income from operations from our reportable segments on an interim basis:
(In thousands)

	Three Months Ended Feb. 28,
	2006	2005

Revenue:
Application Development and Deployment	$91,894	$86,423
Enterprise SOA Infrastructure	13,847	12,116
Reconciling items	(1,820)	(817)

Total	$103,921	$97,722

Income (loss) from operations:
Application Development and Deployment	$30,490	$26,579
Enterprise SOA Infrastructure	(6,805)	(7,433)
Reconciling items	(15,820)	(4,788)

Total	$7,865	$14,358

Amounts included under reconciling items represent inter-segment sales, which are accounted for as if sold under an equivalent arms-length basis arrangement, amortization of acquired intangibles, stock-based compensation, acquisition-related expenses and certain unallocated administrative expenses.

Total revenue by significant product line, regardless of which segment generated the revenue, is as follows:
(In thousands)

	Three Months Ended Feb. 28,
	2006	2005

DataDirect	$11,905	$8,555
Sonic and Real Time	16,056	13,192
Progress OpenEdge and other	75,960	75,975

Total revenue	$103,921	$97,722

Note 7: Acquisitions of NEON and Actional
On January 20, 2006, we acquired for a combination of cash and stock, through a wholly-owned subsidiary, the stock of Actional Corporation (Actional) for an aggregate purchase price of approximately $29 million, net of cash acquired. Actional is a leading provider of Web services management software for visibility and run-time governance of distributed IT systems in a service-oriented architecture. The purpose of the acquisition was to broaden the Sonic product line. Upon the closing of the transaction, Actional became part of our Sonic operating unit. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Actional in our operating results from the date of acquisition. Transaction costs related to this acquisition totaled $0.4 million of direct acquisition costs. We paid the purchase price in cash from available funds. Approximately $18.1 million of the total purchase price remained to be paid at February 28, 2006. We expect to make these payments by the end of our second quarter.
On January 30, 2006, we acquired, through a wholly-owned subsidiary, approximately 91% of the outstanding shares of common stock of NEON Systems, Inc. (NEON), and we acquired the remaining outstanding shares of common stock of NEON on February 2, 2006. The aggregate purchase price of the acquisition was approximately $51 million, net of cash acquired. The purchase price also included the value of in-the-money stock options and warrants. NEON is a provider of mainframe integration products and services. The purpose of the acquisition was to broaden the product offerings of DataDirect. Upon the closing of the transaction, NEON became part of our DataDirect operating unit. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of NEON in our operating results from January 30, 2006, the date of acquisition. Transaction costs related to this acquisition included $0.7 million of expenses related to a facilities closure and $0.8 million of direct acquisition costs. We paid the purchase price in cash from available funds.
Acquisition-related expenses for the first three months of fiscal 2006 include $0.6 million of expenses for retention bonuses to Apama and EasyAsk employees who joined us in fiscal 2005 and $0.9 million of in-process research and development from the acquisition of NEON, which was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. The value of in-process research and development was determined based on an appraisal from an independent third party.

For both acquisitions we obtained valuations from independent appraisers for the amounts assigned to intangible assets. The preliminary allocation of the purchase prices as of February 28, 2006 was as follows:
(In thousands)

	Total	Life (in years)

Assets and liabilities, including cash	$4,801
Acquired intangible assets	31,709	1 to 10 years
Goodwill (not deductible for tax purposes)	68,256
In-process research and development	900
Deferred tax liability	(6,121)

Total purchase price	99,545
Less: cash acquired	(19,383)
Less: unpaid value of purchase price	(18,129)

Net cash paid	$62,033

Pro forma financial information has not been presented, as the historical operations of NEON and Actional are not significant to our consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.
Overview
We develop, market and distribute software to simplify and accelerate the development, deployment, integration and management of business applications. Our mission is to deliver software products and services that empower partners and customers to improve their development, deployment, integration and management of quality applications worldwide. Our products include development tools, databases, application servers, messaging servers, application management tools, data connectivity products and integration products that enable the highly distributed deployment of responsive applications across internal networks, the Internet and occasionally-connected users. Through our various operating units, we market our products globally to a broad range of organizations in manufacturing, distribution, finance, retail, healthcare, telecommunications, government and many other fields.
We derive a significant portion of our revenue from international operations. In the first quarter of fiscal 2006, the strengthening of the U.S. dollar against most major currencies, primarily the euro and the British pound, negatively affected our results. In the first quarter of fiscal 2005 as well as in fiscal years 2002 through 2004, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected our results.

Adoption of SFAS 123R
Effective December 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). SFAS 123R requires us to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. Prior to adopting SFAS 123R, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under APB 25, we generally did not recognize compensation expense in connection with the grant of stock options because all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.
In transitioning from APB 25 to SFAS 123R, we have applied the modified prospective method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in periods after adoption includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, less estimated forfeitures.
The stock-based employee compensation cost that is reflected in net income in the first quarter of fiscal 2006 was approximately $6.4 million. The total income tax benefit recognized in our statement of operations for the first quarter of fiscal 2006 for share-based payments was approximately $2.0 million. At February 28, 2006, total unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards, expected to be recognized over a weighted average period of 1.5 years, amounted to $41.1 million. Total unrecognized stock-based compensation expense will be adjusted for any future changes in estimated forfeitures, if any. For fiscal 2006, total stock-based compensation expense, including amounts from the issuance of restricted shares and amounts from stock options using the fair value provisions of SFAS 123R, is estimated to be approximately $23 million.
Prior to the adoption of SFAS 123R, we presented all excess tax benefits related to stock compensation as cash flows from operating activities in our statement of cash flows. SFAS 123R requires the cash flows resulting from these tax benefits to be classified as cash flows from financing activities. In the first quarter of fiscal 2006, the tax benefit from the exercise of stock options was $0.9 million, which was classified as cash flows from financing activities.
For more information about stock-based compensation, including valuation methodology, see Note 2 of Notes to our Consolidated Financial Statements included in Item 1 of this Form 10-Q and “– Critical Accounting Policies – Stock-Based Compensation” below.
Critical Accounting Policies
Our management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results may differ from these estimates.
We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K, as well as the notes to our Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Revenue Recognition – Our revenue recognition policy is significant because revenue is a key component affecting results of operations. In determining when to recognize revenue from a customer arrangement, we are often required to exercise judgment regarding the application of our accounting policies to a particular arrangement. For example, judgment is required in determining whether a customer arrangement has multiple elements. When such a situation exists, judgment is also involved in determining whether vendor-specific objective evidence (VSOE) of fair value for the undelivered elements exists. While we follow specific and detailed rules and guidelines related to revenue recognition, we make and use significant management judgments and estimates in connection with the revenue recognized in any reporting period, particularly in the areas described above, as well as collectibility. If management made different estimates or judgments, material differences in the timing of the recognition of revenue could occur.
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
Goodwill and Intangible Assets – We have goodwill and net intangible assets of $229.6 million at February 28, 2006. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize cash flow models to determine the fair value of our reporting units. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models, as do the third parties that provide valuation reports to us. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting – We have a net deferred tax asset of $33.8 million at February 28, 2006. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.
Stock-Based Compensation – We account for stock-based compensation expense in accordance with SFAS 123R. Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.

Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue		Period-to-Period Change

			2006
	Three Months Ended		Compared
	Feb. 28, 2006	Feb. 28, 2005	to 2005

Revenue:
Software licenses	41%	38%	14%
Maintenance and services	59	62	2

Total revenue	100	100	6

Costs of revenue:
Cost of software licenses	2	2	13
Cost of maintenance and services	14	14	2
Amortization of acquired intangibles for purchased technology	1	1	33

Total costs of revenue	17	17	5

Gross profit	83	83	7

Operating expenses:
Sales and marketing	41	39	12
Product development	18	17	16
General and administrative	13	11	25
Amortization of other acquired intangibles	1	1	62
Acquisition-related expenses	2	—	—

Total operating expenses	75	68	18

Income from operations	8	15	(45)
Other (expense) income, net	1	(1)	205

Income before provision for income taxes	9	14	(37)
Provision for income taxes	3	4	(37)

Net income	6%	10%	(38)%

Revenue. Our total revenue increased 6% from $97.7 million in the first quarter of fiscal 2005 to $103.9 million in the first quarter of fiscal 2006. Our revenue increased primarily due to increased volume of software license and maintenance sales from all of our major product lines, partially offset by the year-over-year impact of exchange rates. Total revenue would have increased by 11% if exchange rates had been constant in the first quarter of fiscal 2006 as compared to exchange rates in effect in the first quarter of fiscal 2005.
Revenue from our Progress OpenEdge product line was essentially flat at $76.0 million in each of the first quarters of fiscal 2005 and fiscal 2006. Revenue derived from our Sonic and Real Time product lines increased 22% from $13.2 million in the first quarter of fiscal 2005 to $16.0 million in the first quarter of fiscal 2006. Revenue from our DataDirect product line increased 39% from $8.5 million in the first quarter of fiscal 2005 to $11.9 million in the first quarter of fiscal 2006.
Software license revenue increased 14% from $37.6 million in the first quarter of fiscal 2005 to $42.8 million in the first quarter of fiscal 2006. Software license revenue would have increased by 18% if exchange rates had been constant in the first quarter of fiscal 2006 as compared to exchange rates in effect in the first quarter of fiscal 2005. The increase in software license revenue was primarily due to growth from the DataDirect and the Sonic and Real Time product lines. These product lines accounted for 39% of software license revenue in the first quarter of fiscal 2006 as compared to 34% in fiscal 2005. Software license revenue from indirect channels, including application partners and OEMs, increased in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. Software license revenue from the Progress OpenEdge product set increased year over year, primarily within the deployment and management products and the database products.

Maintenance and services revenue increased 2% from $60.2 million in the first quarter of fiscal 2005 to $61.1 million in the first quarter of fiscal 2006. The increase in maintenance and services revenue was primarily the result of growth in our installed customer base, renewal of maintenance agreements and an increase in professional services revenue, partially offset by the year-over-year impact of exchange rates. Maintenance and services revenue would have increased by 6% if exchange rates had been constant in the first quarter of fiscal 2006 as compared to exchange rates in effect in the first quarter of fiscal 2005.
Total revenue generated in markets outside North America increased 5% from $55.0 million in the first quarter of fiscal 2005 to $57.5 million in the first quarter of fiscal 2006 and represented 56% of total revenue in the first quarter of fiscal 2005 and 55% of total revenue in the first quarter of fiscal 2006. Revenue from two of the three major regions outside North America, consisting of EMEA and Latin America, each increased in fiscal 2006 as compared to fiscal 2005. Revenue from the third major region outside North America, Asia Pacific, decreased slightly in fiscal 2006 as compared to fiscal 2005. Total revenue generated in markets outside North America would have represented 57% of total revenue if exchange rates had been constant in the first quarter of fiscal 2006 as compared to the exchange rates in effect in the first quarter of fiscal 2005.
We anticipate total revenue in the second quarter of fiscal 2006 to be in the range of $108 million to $110 million, representing an increase of 8% to 10% as compared to the second quarter of fiscal 2005. This revenue expectation assumes the continued success of our application partners and other channel partners, continued improvement in our ability to generate new business in end user accounts and continued growth and success from the newer product lines of DataDirect and Sonic and Real Time. This revenue expectation also includes expected amounts from the recently completed NEON and Actional acquisitions. However, many factors, including external factors such as geopolitical issues or a significant strengthening of the U.S. dollar against currencies from which we derive a significant portion of our business, could negatively impact this revenue expectation.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of product media, documentation, duplication, packaging, electronic software distribution, royalties and amortization of capitalized software costs. Cost of software licenses increased 13% from $2.0 million in the first quarter of fiscal 2005 to $2.2 million in the first quarter of fiscal 2006, and remained the same as a percentage of software license revenue at 5%. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix. However, we expect the cost of software licenses to range from 5% to 8% of the related software license revenue in a given period.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 2% from $14.0 million in the first quarter of fiscal 2005 to $14.3 million in the first quarter of fiscal 2006, and remained the same as a percentage of maintenance and services revenue at 23%. The total dollar amount in the first quarter of fiscal 2006 increased primarily due the adoption of SFAS 123R. In the first quarter of fiscal 2006, cost of maintenance and services included $0.5 million of stock-based compensation. Our technical support, education and consulting headcount increased by 2% from the end of the first quarter of fiscal 2005 to the end of the first quarter of fiscal 2006.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased from $1.1 million in the first quarter of fiscal 2005 to $1.5 million in the first quarter of fiscal 2006. The increase was due to amortization expense associated with the acquisitions of Apama and EasyAsk in the second quarter of fiscal 2005 and NEON and Actional in the first quarter of fiscal 2006.
Gross Profit. Our gross profit increased 7% from $80.6 million in the first quarter of fiscal 2005 to $85.9 million in the first quarter of fiscal 2006. The gross profit percentage remained the same at 83% of total revenue in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.
Sales and Marketing. Sales and marketing expenses increased 12% from $38.3 million in the first quarter of fiscal 2005 to $42.8 million in the first quarter of fiscal 2006, and increased as a percentage of total revenue from 39% to

41%. The increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses resulting from acquisitions and to the adoption of SFAS 123R. In the first quarter of fiscal 2006, sales and marketing expenses included $2.4 million of stock-based compensation. Our sales support and marketing headcount increased by 8% from the end of the first quarter of fiscal 2005 to the end of the first quarter of fiscal 2006.
Product Development. Product development expenses increased 16% from $16.4 million in the first quarter of fiscal 2005 to $19.0 million in the first quarter of fiscal 2006, and increased as a percentage of revenue from 17% to 18%. The dollar increase was primarily due to expenses related to the development teams associated with the recently acquired Apama, NEON and Actional products and the adoption of SFAS 123R. In the first quarter of fiscal 2006, product development expenses included $1.5 million of stock-based compensation. Our product development headcount increased 29% from the end of the first quarter of fiscal 2005 to the end of the first quarter of fiscal 2006.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 25% from $10.7 million in the first quarter of fiscal 2005 to $13.3 million in the first quarter of fiscal 2006, and increased as a percentage of revenue from 11% to 13%. The dollar increase was primarily due to headcount-related costs, transition and integration costs associated with acquisitions, and the adoption of SFAS 123R. In the first quarter of fiscal 2006, general and administrative expenses included $2.0 million of stock-based compensation. Our administrative headcount increased 14% from the end of the first quarter of fiscal 2005 to the end of the first quarter of fiscal 2006.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles increased from $0.9 million in the first quarter of fiscal 2005 to $1.4 million in the first quarter of fiscal 2006. The increase was due to amortization expense associated with the acquisitions of Apama and EasyAsk in the second quarter of fiscal 2005 and Neon and Actional in the first quarter of fiscal 2006.
Acquisition-Related Expenses. Acquisition-related expenses for the first three months of fiscal 2006 include $0.6 million of expenses for retention bonuses to Apama and EasyAsk employees who joined us in fiscal 2005 and $0.9 million of in-process research and development from the acquisition of NEON, which was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. The value of in-process research and development was determined based on an appraisal from an independent third party.
Income From Operations. Income from operations decreased 45% from $14.4 million in the first quarter of fiscal 2005 to $7.9 million in the first quarter of fiscal 2006 and decreased as a percentage of total revenue from 15% in the first quarter of fiscal 2005 to 8% in the first quarter of fiscal 2006. The decrease was primarily due to the adoption of SFAS 123R and the increase in amortization of acquired intangibles and other acquisition-related expenses. If we are able to meet our forecasted revenue target and expenses occur as planned for the remainder of the fiscal year, we expect income from operations as a percentage of revenue to be between 10% and 11% for all of fiscal 2006.
Income from operations increased from $26.6 million in the first quarter of fiscal 2005 to $30.5 million in the first quarter of fiscal 2006 in our Application Development & Deployment segment, which primarily includes OED and DataDirect Technologies. Losses from operations decreased from $7.4 million in the first quarter of fiscal 2005 to $6.8 million in the first quarter of fiscal 2006 in our Enterprise SOA Infrastructure segment, which includes Sonic and Real Time. See Note 6 to the accompanying condensed consolidated financial statements for a reconciliation of income from operations for each segment to consolidated income from operations.
Other Income. Other income increased 205% from ($0.7) million in the first quarter of fiscal 2005 to $0.7 million in the first quarter of fiscal 2006. The increase was primarily due to an increase in interest income resulting from slightly higher interest rates, higher average cash and short-term investment balances and lower foreign exchange losses.
Provision for Income Taxes. Our effective tax rate increased from 32% in the first quarter of fiscal 2005 to 33% in the first quarter of fiscal 2006. We estimate that our effective tax rate will be approximately 33% for all of fiscal 2006.
Liquidity and Capital Resources
At the end of the first quarter of fiscal 2006, our cash and short-term investments totaled $207.1 million. The decrease of $59.3 million since the end of fiscal 2005 resulted primarily from cash paid for the acquisitions of NEON and Actional.
We generated $5.3 million in cash from operations in the first three months of fiscal 2006 as compared to $14.2 million in the first three months of fiscal 2005. The decrease in cash generated from operations in the first quarter of fiscal 2006 over the first quarter of fiscal 2005 was primarily due to higher year-end compensation payouts as compared to amounts from the previous period.
Accounts receivable increased by $11.0 million from the end of fiscal 2005. Accounts receivable days sales outstanding, or DSO, increased by 2 days to 67 days at the end of the first quarter of fiscal 2006 as compared to 65 days at the end of fiscal 2005 and increased by 11 days from 56 days at the end of the first quarter of fiscal 2005. The increase in DSO is primarily related to the impact of maintenance renewal billings, as the first quarter of each fiscal year typically has the highest portion of such billings relative to the full year and to the impact of assuming opening accounts receivable balances from recent acquisitions. We target a DSO range of 60 to 80 days.
We purchased property and equipment totaling $4.9 million in the first three months of fiscal 2006 as compared to $2.1 million in the first three months of fiscal 2005. The purchases consisted primarily of computer equipment and building and leasehold improvements.
In September 2005, the Board of Directors authorized, for the period from October 1, 2005 through September 30, 2006, the purchase of up to 10,000,000 shares of our common stock, at such times that we deem such purchases to be an effective use of cash. We purchased and retired approximately 119,000 shares of our common stock for $3.4 million in the first three months of fiscal 2006 as compared to approximately 265,000 shares of our common stock for $5.8 million in the first three months of fiscal 2005.
We received $4.2 million in the first three months of fiscal 2006 from the exercise of stock options and the issuance of ESPP shares compared to $6.7 million in the first three months of fiscal 2005.
In the first quarter of fiscal year 2006, we used cash to complete two acquisitions. Both of these acquisitions were accounted for as purchases, and accordingly, the results of operations of the acquired companies are included in our operating results from their respective dates of acquisition. In each case, the purchase price was paid in cash, except for the remaining portion of Actional shares, from available funds:
•	On January 20, 2006, we acquired for a combination of cash and stock, through a wholly-owned subsidiary, the stock of Actional Corporation for an aggregate purchase price of approximately $29 million, net of cash. At February 28, 2006, approximately $18.1 million of the purchase price remained to be paid, a portion of which has since been satisfied through the issuance of 460,011 shares of our common stock.

•	On January 30, 2006, we acquired, through a wholly-owned subsidiary, approximately 91% of the outstanding shares of common stock of NEON Systems, Inc., and we acquired the remaining outstanding shares of common stock of NEON on February 2, 2006. The aggregate purchase price of the acquisition was approximately $51 million, net of cash acquired.
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
Off-Balance Sheet Arrangements
Our only significant off-balance sheet commitments relate to operating lease obligations. We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K. Future annual minimum rental lease payments are detailed in Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended November 30, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.
Exposure to market risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We seek to place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. Our investments have an average remaining maturity of less than two years and are primarily fixed-rate instruments. In addition, we have classified all or our debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial.
We enter into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. We have not entered into foreign exchange option and forward contracts for speculative or trading purposes. We base our accounting policies for these contracts on the designation of the contracts as hedging instruments. The criteria we use for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. We generally recognize market value increases and decreases on the foreign exchange option and forward contracts in income in the same period as gains and losses on the underlying transactions. We operate in certain countries where there are limited forward currency exchange markets and thus we have unhedged transaction exposures in these currencies. The notional principal amount of outstanding foreign exchange option contracts at February 28, 2006 was $100.2 million. There were no unrealized market value gains on such contracts at February 28, 2006. We also hedge net intercompany balances. We generally do not hedge the net assets of our international subsidiaries. The foreign exchange exposure from a 10% movement of currency exchange rates on our financial position is not significant. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 6% and our net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding forward contracts, which mature in ninety days or less, at February 28, 2006 where the notional amount is determined using contract exchange rates:

(In thousands, except exchange rate data)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	for U.S. Dollars	for Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$362	1.35
Brazilian real	$1,522	—	2.17
Euro	—	11,584	0.84
Japanese yen	3,808	—	115.56
South African rand	515	—	6.21
U.K. pound	—	7,786	0.57

	$5,845	$19,732

*	expressed as local currency unit per U.S. dollar
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
     (b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
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
Our revenue and quarterly results may fluctuate, which could adversely affect our stock price. We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include:
•	changes in demand for our products;

•	introduction, enhancement or announcement of products by us or our competitors;

•	market acceptance of our new products;

•	the growth rates of certain market segments in which we compete;

•	size and timing of significant orders;

•	budgeting cycles of customers;

•	mix of distribution channels;

•	mix of products and services sold;

•	mix of international and North American revenues;

•	fluctuations in currency exchange rates;

•	changes in the level of operating expenses;

•	the amount of our stock-based compensation;

•	changes in our sales incentive plans;

•	completion or announcement of acquisitions by us or competitors;

•	customer order deferrals in anticipation of new products announced by us or our competitors; and

•	general economic conditions in regions in which we conduct business.
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
Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. We typically generate between 55% and 60% of our total revenue from sales outside North America. Political instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely influence our business. If customers’ buying patterns, such as decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there will be a material adverse effect on our business, financial condition and operating results. Other potential risks inherent in our international business include:
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
Any one or more of these factors could have a material adverse effect on our international operations, and, consequently, on our business, financial condition and operating results.
Fluctuations in foreign currency exchange rates could continue to have an adverse impact on our financial condition and results of operations. Because a majority of our total revenue is derived from international operations that are primarily conducted in foreign currencies, changes in the value of these foreign currencies relative to the U.S. dollar may adversely affect our results of operations and financial position. In the first six months of fiscal 2005, as well as in fiscal years 2002 through 2004, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected our results. However, since the middle of fiscal 2005 the U.S. dollar has strengthened against most major currencies and negatively affected our results, and further unfavorable changes in foreign currency exchange rates may occur. We seek to reduce our exposure to fluctuations in foreign currency exchange rates by entering into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific). Our currency hedging transactions may not be effective in reducing any adverse impact of fluctuations in foreign currency exchange rates. Further, if for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, our business could be adversely affected.
Technology and customer requirements evolve rapidly in our industry, and if we do not continue to develop new products and enhance our existing products in response to these changes, our business could be harmed. Ongoing enhancements to our product sets will be required to enable us to maintain our competitive position. We may not be successful in developing and marketing enhancements to our products on a timely basis, and any enhancements we develop may not adequately address the changing needs of the marketplace. Overlaying the risks associated with our existing products and enhancements are ongoing technological developments and rapid changes in customer requirements. Our future success will depend upon our ability to develop and introduce in a timely manner new products that take advantage of technological advances and respond to new customer requirements. The development of new products is increasingly complex and uncertain, which increases the risk of delays. We may not be successful in developing new products incorporating new technology on a timely basis, and any new products may not adequately address the changing needs of the marketplace. Failure to develop new products and product enhancements that meet market needs in a timely manner could have a material adverse effect on our business, financial condition and operating results.
We are substantially dependent on our core product, Progress OpenEdge. We derive a significant portion of our revenue from software license and maintenance revenue attributable to our core product line, Progress OpenEdge, and other products that complement OpenEdge and are generally licensed only in conjunction with OpenEdge. Accordingly, our future results depend on continued market acceptance of OpenEdge, and any factor adversely affecting the market for OpenEdge could have a material adverse effect on our business, financial condition and operating results.
Higher costs associated with some of our newer products could adversely affect our operating margins. Some of our newer products, such as the Sonic and Real Time product sets, require a higher level of development, distribution and support expenditures, on a percentage of revenue basis, than the OpenEdge or DataDirect product lines. If revenue generated from these products grows as a percentage of our total revenue and if the expenses associated with these products do not decrease on a percentage of revenue basis, then our operating margins will be adversely affected.
We may make acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition or results of operations. As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies, such as the acquisitions of DataDirect and Persistence in fiscal 2004, Apama and EasyAsk in fiscal 2005 and our recently completed acquisitions of Actional and NEON in the first quarter of fiscal 2006. These acquisitions or investments involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition and operating results. Consideration paid for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.
We recognize a substantial portion of our revenue from sales made through third parties, including our application partners and original equipment manufacturers (OEMs), and adverse developments in the businesses of these third parties or in our relationships with them could harm our revenues and results of operations. Our future results also depend upon our continued successful distribution of our products through our application partner and OEM channels. Application partners utilize our technology to create their applications and resell our products along with their own applications. OEMs embed our products within their software products or technology devices. The activities of these third parties are not within our direct control. Our failure to manage our relationships with these third parties effectively could impair the effectiveness of our sales, marketing and support activities. A reduction in the sales efforts, technical capabilities or financial viability of these parties, a misalignment of interest between us and them, or a termination of our relationship with a major application partner or OEM could have a negative effect on our sales and financial results. Any adverse effect on the application partners’ or OEMs’ businesses related to competition, pricing and other factors could also have a material adverse effect on our business, financial condition and operating results.
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
In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to deliver products that better address the needs of our prospective customers. Current and potential competitors also may be more successful than we are in having their products or technologies widely accepted. We may be unable to compete successfully against current and future competitors, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and operating results.
We rely on the experience and expertise of our skilled employees, and must continue to attract and retain qualified technical, marketing and managerial personnel in order to succeed. Our future success will depend in a large part upon our ability to attract and retain highly skilled technical, managerial and marketing personnel. There is significant competition for such personnel in the software industry. We may not continue to be successful in attracting and retaining the personnel we require to develop new and enhanced products and to continue to grow and operate profitably.
Our success is dependent upon our proprietary software technology, and our inability to protect it would harm our business. We rely principally on a combination of contract provisions and copyright, trademark, patent and trade secret laws to protect our proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. The steps we take to protect our proprietary rights may be inadequate to prevent misappropriation of our technology; moreover, others could independently develop similar technology.
We could be subject to claims that we infringe intellectual property rights of others, or incur substantial cost in protecting our own technology, either of which could harm our business, financial condition or results of operations. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. Although we believe that our products and technology do not infringe on any existing proprietary rights of others, third parties could assert infringement claims in the future, and such claims might be successful. Such litigation could result in substantial costs and diversion of resources, whether or not we ultimately prevail on the merits. Such litigation could also lead to our being prohibited from selling one or more of our products, cause reluctance by potential customers to purchase our products, or result in liability to our customers and could have a material adverse effect on our business, financial condition and operating results.

The loss of technology licensed from third parties could adversely affect our ability to deliver our products. We utilize certain technology that we license from third parties, including software that is integrated with internally developed software and used in our products to perform key functions. This technology, or functionally similar technology, may not continue to be available on commercially reasonable terms in the future, or at all. The loss of any significant third-party technology license could cause delays in our ability to deliver our products or services until equivalent technology is developed internally or equivalent third-party technology, if available, is identified, licensed and integrated.
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
(c) Stock Repurchases

(in thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased (1)	Per Share	Or Programs	Programs (2)

Dec. 1, 2005 – Dec. 31, 2005	—	—	—	9,919
Jan. 1, 2006 – Jan. 31, 2006	108	$28.17	108	9,811
Feb. 1, 2006 – Feb. 28, 2006	11	$27.96	11	9,800

Total	119	$28.15	119	9,800

(1)	All shares were purchased in open market transactions.

(2)	In September 2005, the Board of Directors authorized, for the period from October 1, 2005 through September 30, 2006, the purchase of up to 10,000,000 shares of our common stock.

Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 18, 2006 by and among Progress Software Corporation, Actional Corporation, ACTC Acquisition Corp., certain stockholders of Actional Corporation and Standish O’Grady, as representative of certain stockholders of Actional Corporation (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K dated as of January 17, 2006)

10.1	Letter agreement dated November 15, 2005 with Joseph W. Alsop regarding Fiscal 2005 Stock Option Grant (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated as of November 15, 2005)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Joseph W. Alsop

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: April 7, 2006	/s/ Joseph W. Alsop Joseph W. Alsop
Chief Executive Officer
(Principal Executive Officer)

Dated: April 7, 2006	/s/ Norman R. Robertson

Norman R. Robertson
Senior Vice President, Finance and
Administration and Chief Financial
Officer (Principal Financial
Officer)

Dated: April 7, 2006	/s/ David H. Benton, Jr.

David H. Benton, Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)