Form 10-K/A
period 2005-11-30
PROGRESS SOFTWARE CORP /MA
filed 2006-12-19
CIK 876167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
Yes ☑           No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
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

Explanatory Note — Restatement of Consolidated Financial Statements
We are amending our Annual Report on Form 10-K (the Original Filing) for the year ended November 30, 2005 to restate our consolidated financial statements for the years ended November 30, 2005, 2004 and 2003 and the related disclosures appearing in Item 8 of this Form 10-K/A. This Form 10-K/A also includes the restatement of Item 6, Selected Financial Data as of and for the years ended November 30, 2005, 2004, 2003, 2002 and 2001. Item 6 also includes certain supplementary selected financial data for the years November 30, 2000, 1999 and 1998, and additional information for the years ended November 30, 1997 and 1996.
On August 29, 2006, the Audit Committee of our Board of Directors concluded that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates we used in preparing our consolidated financial statements, and that our consolidated financial statements, including the reports of our independent registered public accounting firm thereon, and our earnings releases and similar communications for the year ended November 30, 1996 and subsequent periods, should no longer be relied upon.
On November 28, 2006, our Board of Directors concluded that our consolidated financial statements for the three months ended February 28, 2006 and each of the years during the three year period ended November 30, 2005, as well as the selected financial data for the years ended November 30, 2002 and 2001 (as well as for certain prior periods not included in these financial statements) should be restated to record additional non-cash stock-based compensation expense, and related tax effects, resulting from stock options granted during fiscal years 1996 to 2005 that were incorrectly accounted for under accounting principles generally accepted in the United States of America (GAAP). This decision was based on the determination that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates we used in preparing our consolidated financial statements.
Our decision to restate our financial statements was based on the facts obtained by an internal investigation into our stock option accounting. This investigation was initiated voluntarily by our Board of Directors in May 2006 as a result of media and analysts’ reports regarding stock option grant practices of numerous companies, including Progress Software, as well as investor inquiries. The investigation was conducted initially under the direction of the Audit Committee of the Board of Directors, which included an independent director who also served on the Compensation Committee of our Board of Directors. In September 2006, our Board of Directors created a Special Committee (the Special Committee) of the Board of Directors, consisting only of independent directors who had never served on the Compensation Committee of our Board of Directors, to continue the investigation. The investigation was jointly conducted by our outside legal counsel and by special legal counsel retained by the Special Committee, which counsel had no prior relationship with us or our management.
In our restated financial statements, we recorded additional stock-based compensation charges of $29.2 million for the years ended November 30, 1996 through November 30, 2005. As a result of the errors in determining measurement dates, we also recorded payroll withholding tax-related adjustments for certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. We recorded estimated payroll withholding tax liabilities of $2.4 million for the years ended November 30, 2003 through November 30, 2005 in connection with the disqualification of such ISO tax treatment. The stock-based compensation charges, including the aforementioned withholding tax adjustments and income tax expense adjustments, decreased net income by $22.0 million for the fiscal years ended November 30, 1996 through November 30, 2005.
All of the charges relating to revised measurement dates arose from incorrect measurement dates for stock option grants made from December 1995 through July 2005. During the second half of fiscal 2005, which was prior to the inception of the investigation, we had revised our stock option grant practices, as described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements.” The Special Committee concluded, based on its review of the facts and circumstances surrounding our option grant practices, including the retrospective selection of grant dates, that management knew that relevant accounting rules required us to record stock-based compensation charges when we made below fair market value option grants, but did not apply those rules correctly or assure that they were being applied correctly and therefore failed to record necessary accounting charges. The Special Committee further concluded that there was no evidence to indicate that the practices that caused errors related to stock option grant measurement dates and stock-based compensation resulted from willful misconduct.

We also restated our balance sheets to reclassify auction rate securities to short-term investments from cash and equivalents and the related purchases and sales of such securities in the statements of cash flows.
We have not amended and we do not intend to amend any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q, except for our Form 10-Q for the three months ended February 28, 2006, for the periods affected by the restatements or adjustments, except as described above. As we have previously announced, the consolidated financial statements and related financial information contained in such previously filed reports, including the reports of our independent registered public accounting firm thereon, and our earnings releases and similar communications for fiscal 1996 and subsequent periods, should no longer be relied upon. All the information in this Form 10-K/A is as of November 30, 2005 and does not reflect any subsequent information or events other than the restatement discussed in Note 14 and related matters discussed in Note 13 of the Consolidated Financial Statements appearing in this Form 10-K/A. Specifically, we are not reconfirming, updating or otherwise endorsing as of the date hereof any financial guidance for fiscal 2006, including our previous projections of revenue, income from operations, effective tax rates or other results of operations, or other forward-looking information restated in this report. For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:
Part I – Item 1 – Business (amended solely to restate certain financial data included therein);
Part I – Item 3 – Legal Proceedings;
Part II – Item 6 – Selected Financial Data;
Part II – Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II – Item 8 – Financial Statements and Supplementary Data;
Part II – Item 9A – Controls and Procedures;
Part IV – Item 15 – Exhibits and Financial Statement Schedules
In accordance with applicable SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, and 32.1.

PROGRESS SOFTWARE CORPORATION
FORM 10-K/A
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2005

PART I
CAUTIONARY STATEMENTS
The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-K/A, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described in Item 1A of this Form 10-K/A under the heading “Risk Factors.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.
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
These segments have changed from our previously reported segments as we combined the sales and marketing organizations of Sonic and Real Time in December 2005. Since we will be combining results for those two operating units in fiscal 2006, we have restated our segments in this Form 10-K/A to conform to our organizational structure moving forward.
For financial information relating to business segments and international operations, see Note 11 of the Consolidated Financial Statements appearing in this Form 10-K/A.
Recent Developments
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
Our product development staff consisted of 400 employees as of November 30, 2005. We have six development offices in North America, one in Belgium, and one in India. In fiscal years 2005, 2004 and 2003, we spent $64.0 million, $61.5 million and $51.3 million, respectively, on product development, of which no amounts were capitalized in fiscal 2005, and $0.3 million in fiscal 2004 and $0.4 million in fiscal 2003 were capitalized.
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
DataDirect, DataDirect Connect, Dynamic Routing Architecture, Real Time, PeerDirect, Progress, Progress Apama, Progress OpenEdge, Persistence, Sonic ESB, SonicMQ, Stylus Studio and WebSpeed are registered trademarks of Progress Software Corporation or one of our subsidiaries in the U.S. and/or other countries. Cache-Forward, DataDirect Connect64, DataXtend, Fathom, OpenEdge, Sonic Orchestration Server and Sonic XML Server are trademarks of Progress Software Corporation or one of our subsidiaries in the U.S. and other countries. Java and all

Java-based marks are trademarks or registered trademarks of Sun Microsystems, Inc. in the U.S. and other countries. Any other trademarks or trade names appearing in this Form 10-K/A are the property of their respective owners.
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
Item 3. Legal Proceedings
On June 23, 2006, we received written notice that the Boston, Massachusetts office of the Securities and Exchange Commission is conducting an informal inquiry into our option-granting practices during the period December 1, 1995 through November 30, 2002. The informal inquiry has been expanded to cover periods through the present. The SEC has requested testimony from certain of our officers and documents relating to our stock option practices for the period under investigation. We have produced responsive documents and are in the process of producing additional documents. We are unable to predict accurately what consequences may arise from the SEC inquiry. We have already incurred, and expect to continue to incur, significant legal and accounting expenses arising from the inquiry. The inquiry could also divert the attention of our management and harm our business. If the SEC institutes legal action, we could face significant fines and penalties and be required to take remedial actions determined by the SEC or a court. Although we have filed certain restated financial statements that we believe correct the accounting errors arising from our past option-granting practices, the filing of those financial statements will not resolve the pending SEC inquiry. The SEC has not reviewed our restated financial statements, and any future review could lead to further restatements or other modifications of our financial statements.
On July 19, 2006, we received a staff determination letter from the Nasdaq Stock Market stating that our failure to timely file our quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2006 was a violation of Nasdaq rules and that our securities would be delisted unless we requested a hearing. We requested a hearing, and this request stayed the delisting pending the outcome of the hearing. On October 13, 2006, we received a similar staff determination letter with respect to our failure to timely file our quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2006. The outcome of the hearing resulted in our delisting being deferred until November 30, 2006 based on our ability to meet certain conditions, including the filing of our delayed and restated financial statements by that date and providing Nasdaq with information regarding the results of our internal investigation. We have provided the Nasdaq Hearing Department with certain requested information. On November 29, 2006, we requested an extension of time until December 15, 2006 to file our delayed and restated financial statements. On December 15, 2006, we requested another such extension until December 18, 2006. The Nasdaq Listing Qualifications Panel has not granted us a formal written extension of the above conditions. If Nasdaq does not grant our requested extension, or if we do not meet any extended deadline for those filings or if Nasdaq is not satisfied with the result of our internal investigation, our common stock may be delisted.
On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al. was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We are also named as a nominal defendant. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from an alleged option backdating scheme. The complaint seeks monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. A motion to dismiss the derivative complaint has been filed and is pending. We have also received derivative demands relating to substantially the same allegations from three purported shareholders, including the plaintiff that filed the derivative complaint. On November 30, 2006, the plaintiff filed an amended complaint. The ultimate outcome of these complaints could have a material adverse effect on our results of operations. We expect to incur additional legal expenses arising from the derivative action, including the advancement of legal expenses to our directors and officers in connection with the derivative action. We have indemnification obligations to our directors and officers, and the outcome of the derivative or any other litigation may require that we indemnify some or all of our directors and officers for expenses they may incur in defending the litigation and other losses.
We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial position or results of operations.

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
Information related to our repurchases of our common stock by month in the fourth quarter of fiscal 2005 is as follows:
(In thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased (1)	per Share	or Programs	Programs (2)

Sep. 1, 2005 – Sep. 30, 2005	—	—	—	9,597
Oct. 1, 2005 – Oct. 31, 2005	81	$30.00	81	9,919
Nov. 1, 2005 – Nov. 30, 2005	—	—	—	9,919

	81	$30.00	81	9,919

(1)	All shares were purchased in open market transactions.

(2)	In September 2005, the Board of Directors authorized, for the period from October 1, 2005 through September 30, 2006, the purchase of up to 10,000,000 shares of our common stock. In October 2005, this authorization superseded the previous authorization that had been in place.

Item 6. Selected Financial Data
The following table sets forth selected financial data for the last five fiscal years and reflects the restatement of our consolidated financial statements for the items discussed in Note 14 of the Consolidated Financial Statements appearing in this Form 10-K/A.
(In thousands, except per share data)

Year ended November 30,	2005 (1)	2004 (1)	2003 (1)	2002 (2)	2001 (2)
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)

Revenue	$405,376	$362,662	$309,060	$273,123	$263,584
Income from operations	59,950	42,414	32,421	23,823	16,565
Net income	46,257	29,368	24,148	17,470	14,296
Basic earnings per share	1.21	0.82	0.71	0.49	0.40
Diluted earnings per share	1.12	0.76	0.65	0.47	0.38
Cash and short-term investments	266,420	191,267	219,131	177,193	174,516
Total assets	561,715	446,814	367,770	290,166	299,380
Long-term debt, including current portion	2,200	2,438	—	—	—
Shareholders’ equity	374,004	265,317	220,760	172,963	185,176

(1)	See Note 14 of the Consolidated Financial Statements for a description of the restatement and its effects.

(2)	The following table reflects the adjustments related to the restatements for periods not derived from the accompanying audited consolidated financial statements:
(In thousands, except per share data)

Year ended November 30,	2002			2001
	(as reported)	(adjustment)	(as restated)	(as reported)	(adjustment)	(as restated)

Revenue	$273,123	—	$273,123	$263,584	—	$263,584
Income from operations	28,224	(4,401)	23,823	21,305	(4,740)	16,565
Net income	20,587	(3,117)	17,470	17,643	(3,347)	14,296
Basic earnings per share	0.58	(0.09)	0.49	0.50	(0.10)	0.40
Diluted earnings per share	0.54	(0.07)	0.47	0.46	(0.08)	0.38
Cash and short-term investments	177,193	—	177,193	174,516	—	174,516
Total assets	290,166	—	290,166	299,380	—	299,380
Long-term debt, incl. current portion	—	—	—	—	—	—
Shareholders’ equity	172,963	—	172,963	185,176	—	185,176
We have completed a number of acquisitions over the last three fiscal years which may affect year over year comparisons of our selected financial data. See a description of such acquisitions under the heading “Overview” in Item 7.

Restatement of Financial Results for Periods Prior to Fiscal 2001
The financial information set forth below reflects the restatement of our consolidated financial statements for the years ended November 30, 1998, 1999 and 2000 for the items discussed in Note 14 of the Consolidated Financial Statements appearing in this Form 10-K/A. We did not consider the effects of the restatement on periods prior to fiscal 1998 to be material and have not restated such years separately. The impact on the net income for the year ended November 30, 1996 was $(0.3) million and the impact for the year ended November 30, 1997 was $(0.4) million. Previously reported stock-based compensation expense in each of fiscal 1996 and 1997 was nominal. All adjustments for these periods relate to compensation expense, net of taxes, associated with the stock option review.
(In thousands, except per share data)

Year ended November 30,	2000			1999
	(as reported)	(Adjustment)	(as restated)	(as reported)	(Adjustment)	(as restated)

Revenue	$273,080	—	$273,080	$286,147	—	$286,147
Income from operations	38,695	(3,922)	34,773	46,704	(2,895)	43,809
Net income	33,651	(2,741)	30,910	34,991	(2,023)	32,968
Basic earnings per share	0.94	(0.07)	0.87	1.01	(0.05)	0.96
Diluted earnings per share	0.85	(0.04)	0.81	0.89	(0.01)	0.88
Cash and short-term investments	158,106	—	158,106	158,665	—	158,665
Total assets	278,805	—	278,805	256,554	—	256,554
Long-term debt, incl. current portion	—	—	—	—	—	—
Shareholders’ equity	166,813	—	166,813	142,311	—	142,311
(In thousands, except per share data)

Year ended November 30,	1998
	(as reported)	(Adjustment)	(as restated)

Revenue	$241,247	—	$241,247
Income from operations	30,027	(2,400)	27,627
Net income	22,758	(1,674)	21,084
Basic earnings per share	0.66	(0.05)	0.61
Diluted earnings per share	0.59	(0.02)	0.57
Cash and short-term investments	113,999	—	113,999
Total assets	206,708	—	206,708
Long-term debt, incl. current portion	—	—	—
Shareholders’ equity	102,693	—	102,693
Restated Pro Forma Disclosures of Stock-Based Compensation Prior to 2003
The financial information set forth below reflects our restated pro forma disclosures made in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” for the years ended November 30, 2002, 2001, 2000, 1999 and 1998 for the items discussed in note 1 to the consolidated financial statements included in this Form 10-K/A.
(In thousands, except per share data)

Year Ended November 30,	2002	2001	2000	1999	1998

Net income, as restated	17,470	14,296	30,910	32,968	21,084
Add: stock-based compensation included above, net of tax	3,117	3,347	2,818	2,104	1,674
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(10,608)	(9,178)	(7,990)	(4,906)	(3,289)

Pro forma net income	$9,979	$8,465	$25,738	$30,166	$19,469

Earnings per share:
Basic, as reported	$0.49	$0.40	$0.87	$0.96	$0.61

Basic, pro forma	$0.28	$0.24	$0.72	$0.87	$0.57

Diluted, as reported	$0.47	$0.38	$0.81	$0.88	$0.57

Diluted, pro forma	$0.27	$0.23	$0.67	$0.80	$0.53

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
Restatement of Consolidated Financial Statements
On August 29, 2006, the Audit Committee of our Board of Directors concluded that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates we used in preparing our consolidated financial statements, and that our consolidated financial statements, including the reports of our independent registered public accounting firm thereon, and our earnings releases and similar communications for the year ended November 30, 1996 and subsequent periods, should no longer be relied upon.
On November 28, 2006, our Board of Directors concluded that our consolidated financial statements for each of the years during the three year period ended November 30, 2005 and for the three months ended February 28, 2006, as well as the selected financial data for the years ended November 30, 2002 and 2001 (as well as for certain prior periods not included in these financial statements) should be restated to record additional non-cash stock-based compensation expense, and related tax effects, resulting from stock options granted during fiscal years 1996 to 2005 that were incorrectly accounted for under GAAP. This decision was based on the determination that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates we used in preparing our consolidated financial statements.
Our decision to restate our financial statements was based on the facts obtained by an internal investigation into our stock option accounting. This investigation was initiated voluntarily by our Board of Directors in May 2006 as a result of media and analysts’ reports regarding stock option grant practices of numerous companies, including Progress Software, as well as investor inquiries. The investigation was conducted initially under the direction of the Audit Committee of the Board of Directors, which included an independent director who also served on the Compensation Committee of our Board of Directors. In September 2006, our Board of Directors created the Special Committee of the Board of Directors, consisting only of independent directors who had never served on the Compensation Committee of our Board of Directors, to continue the investigation. The investigation was jointly conducted by our outside legal counsel and by special legal counsel retained by the Special Committee, which counsel had no prior relationship with us or our management.
Special Committee Conclusions
Several key findings and additional details related to the Special Committee’s review are described below:
•	The Special Committee, advised by outside legal counsel and special legal counsel, concluded that nearly all option grants made between December 1995 and July 2005 were accounted for improperly, and concluded that stock-based compensation expense associated with nearly all grants was misstated in fiscal years 1996 through 2005 and in the first quarter of fiscal 2006.

•	The Special Committee identified several practices which caused errors related to stock option grant measurement dates and stock-based compensation. First, our option grants were made by means of unanimous written consents executed by the Compensation Committee. However, during the period from December 1995 through July 2005, the Compensation Committee generally did not execute those written consents on the dates appearing on those consents. Instead, the consents were generally executed by the Compensation Committee after the dates stated on the consents.

•	In addition, during fiscal years 1996 through 2002, we generally selected the dates used as the grant dates retrospectively. Particularly for our annual grants, which represented the largest number of options granted each year, we generally chose as the grant date a date on which the closing price of our common stock was at or near the lowest price for the quarter in which the annual grant was made.

•	For our large annual grants made between December 2002 and November 2004, we used as the measurement date the date reported by our Section 16 officers as the grant date on their Forms 4, which were timely filed. Generally, however, as of the reported grant date, we had not made a final determination of the number of options to be granted to individual recipients other than our Section 16 officers and chose as the grant date the date with the lowest price within the 2-day Section 16 reporting period.

•	The Special Committee also concluded, based on its review of the facts and circumstances surrounding our option grant practices, that past and present members of management knew that relevant accounting rules required us to record stock-based compensation charges when we made below fair market value option grants and recorded such charges when discounted grants were identified; however, management did not apply those rules correctly or assure that they were being applied correctly to option grants when grant dates were selected retrospectively and therefore failed to record necessary accounting charges. The Special Committee further concluded that there was no evidence to indicate that the practices that caused errors related to stock option grant measurement dates and stock-based compensation resulted from willful misconduct.

•	Outside counsel routinely attended meetings of the Board of Directors and were actively involved in the affairs of the Company. There is evidence that outside counsel was aware of the retrospective dating of unanimous written consents and that certain members of the compensation committee and management may have relied on such involvement in believing that certain aspects of the Company’s stock option granting practices were acceptable.

•	In 2005, members of the Compensation Committee and management undertook to change the process for granting stock options on a going forward basis. During the second half of fiscal 2005, prior to the commencement of the investigation by the Audit Committee and the Special Committee, we revised our stock option grant practices. The revised grant process includes, among other things, fixed grant dates during the year, review by the Compensation Committee of a preliminary grant list in advance of the fixed grant date and a final approval by the Compensation Committee of the final list of grant recipients on the fixed grant date. When this change in process occurred, we did not consider whether we should have used a different accounting treatment for historical option grants under our previous process.
The Special Committee concluded that there was no evidence to indicate that the practices that caused errors related to stock option grant measurement dates and stock-based compensation resulted from willful misconduct, but the Special Committee also concluded that it would be inappropriate for certain employees who participated in, or knew or should have known of, the practices described above, to retain the benefit arising from the below-market nature of the option grants. These employees were the Chief Executive Officer, the Senior Vice President and Chief Financial Officer, the Vice President and Controller, the Senior Vice President and General Counsel and one non-officer employee.
Accordingly, the Special Committee requested and each of these persons has agreed that all outstanding options to purchase our common stock issued to such persons during periods when they participated in, or knew or should have known of, the practices described above will be amended to increase the exercise prices of these options to an amount equal to the fair market value of our common stock on the measurement dates of such options for accounting and tax purposes, as determined by the Special Committee. To the extent that any such below-market option has already been exercised, each such person has agreed to pay us an amount equal to the bargain element of the grant, i.e., the amount by which the fair market value exceeded the exercise price on the measurement date. The payment will be reduced by the amount of any federal and state taxes on the bargain element already paid or incurred by the individual in connection with such exercise. Among other things, we will accept as payment the cancellation of vested options having an in-the-money value equal to the amount of the payment.
Each of our non-employee directors has agreed voluntarily to amend any below-market option he received to increase its exercise price and, to the extent the option has already been exercised, to make a payment to us on the same terms as apply to the five employees.
We have also taken steps, and will in the future take additional steps, to enhance our corporate governance processes. In November 2006 we added a new independent director, Charles Kane, to our Board of Directors. Also, the Special Committee has recommended, and our Board of Directors has resolved, to take additional steps, including:
•	adding at least one additional independent director as a member of the Board of Directors;

•	appointing a non-management director as Chairman;

•	enhancing the structure for reporting by management to the Board; and

•	directing the Nominating and Governance Committee of the Board to conduct a comprehensive review of our governance structure to ensure that it is following best practices to ensure sound governance and legal compliance.
For this restatement, we determined the actual grant or measurement date for options by determining when the last step in the process necessary to complete a grant took place. We considered receipt of an executed unanimous written consent from each member of the Compensation Committee as the last required step. After comparing the grant or measurement dates that we historically used during fiscal years 1996 through 2005 to the actual grant dates identified by determining when the last step in the process necessary to complete a grant took place, we determined that certain options were granted at an exercise price below the fair market value of our common stock on the actual grant date. As a result of this determination, we recorded additional stock-based compensation charges of $29.2 million for the years ended November 30, 1996 through November 30, 2005.
As a result of the errors in determining measurement dates, we also recorded payroll withholding tax-related adjustments for the exercise of certain options formerly classified as ISO grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date, and thus did not qualify for ISO tax treatment. Because these options did not qualify for ISO tax treatment, we should have withheld additional taxes on exercise of those options. Accordingly, we recorded estimated payroll withholding tax liabilities of $2.4 million for the years ended November 30, 2003 through November 30, 2005 in connection with the disqualification of such ISO tax treatment. We have included in the estimated payroll withholding liabilities an estimate of a gross-up in income for any payments to be made on behalf of employees. The related reduction in the provision for income taxes associated with the additional stock-based compensation charges and the additional payroll withholding taxes expense totaled $9.6 million for the years ended November 30, 1996 through November 30, 2005. The net effect of these amounts decreased net income by $22.0 million for the fiscal years ended November 30, 1996 through November 30, 2005.
The following table details the components of the adjustments recorded in the Statements of Operations by fiscal year:
(In thousands)

	Cost and Operating Expenses
	Stock-based	Payroll
	Compensation	Withholding	Total	Income Tax	Total
Year Ended November 30,	Expense	Expense	Expense	Benefit	Adjustments

2003	$3,623	$708	$4,331	$1,405	$2,926
2004	3,468	482	3,950	1,217	2,733
2005	2,611	1,204	3,815	1,139	2,676

Total	$9,702	$2,394	$12,096	$3,761	$8,335

In addition, the deductibility on our tax returns of the income recognized on certain stock option exercises by the five most highly compensated executive officers is limited by Section 162(m) of the Internal Revenue Code. We recorded an adjustment of $0.8 million and $5.1 million to additional paid-in capital in fiscal 2003 and fiscal 2005, respectively, with a corresponding increase of $0.8 million to income taxes payable and a reduction of $5.1 million to deferred tax assets.
Options determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date and vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which they vest. We have determined that options to purchase approximately 3.1 million shares of our common stock held by current and former employees may be subject to adverse tax consequences under Section 409A.

In order to mitigate the unfavorable personal tax consequences under Section 409A, we intend to offer holders of these options the opportunity to amend their affected options. Specifically, we expect to conduct a tender offer pursuant to which we will offer to amend the affected options to increase the exercise price to the fair market value of our common stock on the revised grant date, and to give the option holders (excluding certain executive officers and employees) a cash payment for the increase in the exercise price.
We expect to provide to option holders who are eligible for the tender offer, and to file with the Securities and Exchange Commission, a formal Offer to Amend, a related Letter of Transmittal and other documents describing the tender offer in detail. Eligible option holders should read these tender offer documents carefully when they are available because they will contain important information about the tender offer. Eligible option holders can obtain the tender offer documents, when available, and other related documents filed with the Commission for free at the Commission’s web site (www.sec.gov) or at no cost from us.
We also intend to enter into option amendment agreements containing similar terms with a limited number of individuals for whom the deadline for such an amendment is December 31, 2006. We will account for the impact of the tender offer and these option amendment agreements as a stock option modification under SFAS 123R and recognize additional stock-based compensation expense, with a corresponding offset to additional paid-in capital, over the vesting period of the modified options. We will record a liability for the present value of the expected cash payments, with a corresponding reduction in additional paid-in capital, and recognize interest expense through the period up to each payment date.
We also plan to compensate holders of exercised options for the consequences of Section 409A and plan to take steps to compensate holders for the loss of value arising from the cancellation of vested, in-the-money options from May 2006 to the filing of our restated consolidated financial statements, including any consequences arising under Section 409A. We estimate that we will incur additional compensation expense of $0.7 million in the fourth quarter of fiscal 2006 in connection with these actions.
We also restated our balance sheets to reclassify auction rate securities to short-term investments from cash and equivalents and the related purchases and sales of such securities in the statements of cash flows.
The accompanying discussion in “Results of Operations” below reflects the effects of the restatement described above.
Related Proceedings
On June 23, 2006, we received written notice that the Boston, Massachusetts office of the Securities and Exchange Commission is conducting an informal inquiry into our option-granting practices during the period December 1, 1995 through November 30, 2002. The informal inquiry has been expanded to cover periods through the present. The SEC has requested testimony from certain of our officers and documents relating to our stock option practices for the period under investigation. We have produced responsive documents and are in the process of producing additional documents. We are unable to predict accurately what consequences may arise from the SEC inquiry. We have already incurred, and expect to continue to incur, significant legal and accounting expenses arising from the inquiry. The inquiry could also divert the attention of our management and harm our business. If the SEC institutes legal action, we could face significant fines and penalties and be required to take remedial actions determined by the SEC or a court. Although we have filed certain restated financial statements that we believe correct the accounting errors arising from our past option-granting practices, the filing of those financial statements will not resolve the pending SEC inquiry. The SEC has not reviewed our restated financial statements, and any future review could lead to further restatements or other modifications of our financial statements.
On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al. was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We are also named as a nominal defendant. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from an alleged option backdating scheme. The complaint seeks monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. A motion to dismiss the derivative complaint has been filed and is pending. We have also received derivative demands relating to substantially the same allegations from three purported shareholders, including the plaintiff that filed the derivative complaint. On November 30, 2006, the plaintiff filed an amended complaint. The ultimate outcome of these complaints could have a material adverse effect on our results of operations. We expect to incur additional legal expenses arising from the derivative action, including the advancement of legal expenses to our directors and officers in connection with the derivative action. We have indemnification obligations to our directors and officers, and the outcome of the derivative or any other litigation may require that we indemnify some or all of our directors and officers for expenses they may incur in defending the litigation and other losses.
NASDAQ Delisting Notice
On July 19, 2006, we received a staff determination letter from the Nasdaq Stock Market stating that our failure to timely file our quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2006 was a violation of Nasdaq rules and that our securities would be delisted unless we requested a hearing. We requested a hearing, and this request stayed the delisting pending the outcome of the hearing. On October 13, 2006, we received a similar staff determination letter with respect to our failure to timely file our quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2006. The outcome of the hearing resulted in our delisting being deferred until November 30, 2006 based on our ability to meet certain conditions, including the filing of our delayed and restated financial statements by that date and providing Nasdaq with information regarding the results of our internal investigation.

We have provided the Nasdaq Hearing Department with certain requested information. On November 29, 2006, we requested an extension of time until December 15, 2006 to file our delayed and restated financial statements. On December 15, 2006, we requested another such extension until December 18, 2006. The Nasdaq Listing Qualifications Panel has not granted us a formal written extension of the above conditions. If Nasdaq does not grant our requested extension, or if we do not meet any extended deadline for those filings or if Nasdaq is not satisfied with the result of our internal investigation, our common stock may be delisted.
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
We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 of the Consolidated Financial Statements appearing in this Form 10-K/A.
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
Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We establish this allowance using estimates that we make based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, changes to customer creditworthiness and current economic trends. If we used different estimates, or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, we would require additional provisions for doubtful accounts that would increase bad debt expense.
Goodwill and Intangible Assets — We had goodwill and net intangible assets of $132.2 million at November 30, 2005. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize discounted cash flow models or valuation reports from third-party firms to determine the fair value of our reporting units. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting — We had a net deferred tax asset of $33.2 million at November 30, 2005. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.
Stock-based Compensation Expense – We record stock-based compensation charges under APB25 for the difference in value, if any, between our common stock price on the measurement date and the exercise price of options. We recognize stock-based compensation charges ratably over the vest period, generally five years. We record the compensation charges in the line items of the statements of operations based on the function of the grant recipient. For this restatement, we determined the actual grant or measurement date for options by determining when the last step in the process necessary to complete a grant took place. We considered receipt of an executed unanimous written consent from each member of the Compensation Committee as the last required step. For certain grant dates, corroborative evidence of when the last signed consent was received by us is not available. In those situations, we determined that the most likely date on which we received the signed unanimous written consent was five business days after the transmittal date of the consent to the members of the compensation committee. We prepared a sensitivity analysis of the impact of utilizing a different number of potential business days from transmittal date, ranging from three to eight business days, and determined that the difference in the amount of stock-based compensation charges in any one year would not be significant. See New Accounting Pronouncements for discussion of the impact of adopting SFAS 123R in the first quarter of fiscal 2006.
Results of Operations
The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of Total Revenue			Period-to-Period Change
				2005	2004
				Compared	Compared
Year Ended November 30,	2005	2004	2003	to 2004	to 2003

Revenue:
Software licenses	39%	39%	35%	12%	28%
Maintenance and services	61	61	65	12	11

Total revenue	100	100	100	12	17

Costs of revenue:
Cost of software licenses	2	2	3	(9)	6
Cost of maintenance and services	14	15	17	6	(1)
Amortization of acquired intangibles for purchased technology	1	1	0	25	270

Total costs of revenue	17	18	20	5	5

Gross profit	83	82	80	13	20

Operating expenses:
Sales and marketing	39	40	41	7	16
Product development	15	17	16	5	20
General and administrative	11	11	11	8	16
Amortization of other acquired intangibles	1	1	1	44	152
Compensation expense from repurchase of subsidiary stock options	1	—	—	*	*
Acquisition-related expenses, net	1	1	0	31	*

Total operating expenses	68	70	69	9	19

Income from operations	15	12	11	41	31
Other income (expense), net	0	0	0	268	(56)

Income before provision for income taxes	15	12	11	46	26
Provision for income taxes	4	4	3	21	36

Net income	11%	8%	8%	58%	22%

*	not meaningful
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

Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 6% from $52.7 million in fiscal 2004 to $55.8 million in fiscal 2005, and decreased as a percentage of maintenance and services revenue from 24% to 22%. The maintenance and services revenue margin improvement was due to maintenance revenue, which has a substantially higher margin than professional services revenue, representing a greater proportion of the total maintenance and services revenue in 2005. The total dollar amount in fiscal 2005 increased due to the impact of year-over-year changes in exchange rates and headcount-related expenses. Our technical support, education and consulting headcount decreased by less than 1% from the end of fiscal 2004 to the end of fiscal 2005.
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
Gross Profit. Our gross profit increased 13% from $296.9 million in fiscal 2004 to $336.3 million in fiscal 2005. The gross profit percentage increased from 82% of total revenue in fiscal 2004 to 83% of total revenue in fiscal 2005 due primarily to slight improvements in the margins of both software license sales as well as maintenance and services revenue.
Sales and Marketing. Sales and marketing expenses increased 7% from $147.7 million in fiscal 2004 to $158.5 million in fiscal 2005, but decreased as a percentage of total revenue from 40% to 39%. The increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses resulting from the acquisitions of Persistence, Apama and EasyAsk, as well as a slight increase in variable compensation expense as a result of increased sales. Expenses also increased due to the impact of year-over-year changes in exchange rates, as a significant percentage of sales and marketing expenses are incurred outside of North America. In fiscal 2005 sales and marketing expenses included $0.1 million of stock based compensation related to restricted share issuance. Our sales support and marketing headcount increased by 1% from the end of fiscal 2004 to the end of fiscal 2005.
Product Development. Product development expenses increased 5% from $61.2 million in fiscal 2004 to $64.0 million in fiscal 2005, but decreased as a percentage of revenue from 17% to 15%. The most significant development efforts in fiscal 2005 related to an updated version Progress® OpenEdge 10, the introduction of DataDirect™ Xquery and updated versions of the Sonic and Real Time product lines. The dollar increase was primarily due to expenses related to the development teams associated with the recently acquired Persistence and Apama products and the start-up of our offshore development center in India. There were no capitalized software development costs in fiscal 2005 due to the timing and stage of development of projects that might otherwise qualify for capitalization under our software capitalization policy. Capitalized software costs associated with Progress OpenEdge 10 totaled $0.3 million in fiscal 2004 as compared to none in fiscal 2005. Our product development headcount increased 6% from the end of fiscal 2004 to the end of fiscal 2005.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 8% from $40.0 million in fiscal 2004 to $43.3 million in fiscal 2005, and remained the same as a percentage of revenue at 11%. The dollar increase was primarily due to headcount related costs, transition and integration costs associated with acquisitions, higher professional services fees and the impact of changes in exchange rates. Our administrative headcount increased 7% from the end of fiscal 2004 to the end of fiscal 2005.
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
Income from Operations. Income from operations increased 41% from $42.4 million in fiscal 2004 to $60.0 million in fiscal 2005 and increased as a percentage of total revenue from 12% in fiscal 2004 to 15% in fiscal 2005. Noncash charges for amortization of purchased intangibles and in-process research and development decreased from 3% of total revenue in fiscal 2004 to 2% of total revenue in fiscal 2005. If we are able to meet our forecasted revenue target and expenses occur as planned in fiscal 2006, we expect income from operations as a percentage of revenue to be between 10% and 11% for fiscal 2006.
Other Income. Other income increased 268% from $0.8 million in fiscal 2004 to $3.1 million in fiscal 2005. The increase was primarily related to an increase in interest income. The increase in interest income was primarily due to higher interest rates and higher average cash and short-term investment balances, partially offset by foreign exchange hedging and transaction expenses.
Provision for Income Taxes. Our effective tax rate decreased from 32% in fiscal 2004 to 27% in fiscal 2005. During the third quarter of fiscal 2005, the IRS completed an examination of our United States income tax returns for fiscal years through 2002. The provision for taxes in fiscal 2005 includes a tax benefit of $3.8 million resulting from the reversal of accruals for estimated income tax liabilities that were no longer required. The decrease in the effective tax rate in fiscal 2005 as compared to fiscal 2004 was primarily due to this benefit. See Note 9 of the Consolidated Financial Statements appearing in this Form 10-K/A. We estimate that our effective tax rate will be approximately 33% in fiscal 2006.
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
Cost of Software Licenses. Cost of software licenses increased 6% from $8.5 million in fiscal 2003 to $9.0 million in fiscal 2004, but decreased as a percentage of software license revenue from 8% to 6%. The dollar increase was primarily due to higher royalty expense for products and technologies licensed from third parties.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased 1% from $53.0 million in fiscal 2003 to $52.7 million in fiscal 2004 and decreased as a percentage of maintenance and services revenue from 27% to 24%. The maintenance and services revenue margin improvement was due to maintenance revenue, which has a substantially higher margin than professional services revenue, representing a greater proportion of the total maintenance and services revenue in 2004. The total dollar amount in fiscal 2004 increased due to the impact of year-over-year changes in exchange rates and additional technical support personnel and related costs associated with DataDirect, but were offset by lower outside contractor expenses in professional services. Our technical support, education and consulting headcount increased by 5% from the end of fiscal 2003 to the end of fiscal 2004.
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
Sales and Marketing. Sales and marketing expenses increased 16% from $127.3 million in fiscal 2003 to $147.7 million in fiscal 2004, but decreased as a percentage of total revenue from 41% to 40%. The increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses resulting from the acquisition of DataDirect as well as a slight increase in the level of discretionary marketing spending for trade shows, advertising campaigns, lead generation, direct mail solicitations and other events. Expenses also increased due to the impact of year-over-year changes in exchange rates as a significant percentage of sales and marketing expenses are incurred outside of North America. Our sales support and marketing headcount increased by 7% from the end of fiscal 2003 to the end of fiscal 2004.
Product Development. Product development expenses increased 20% from $50.9 million in fiscal 2003 to $61.2 million in fiscal 2004 and increased as a percentage of revenue from 16% to 17%. The most significant development efforts in fiscal 2004 related to the release of Progress OpenEdge 10, new releases of Sonic ESB and SonicMQ and updated versions of the DataDirect and Real Time product lines. The dollar increase was primarily due to an increase in headcount and related expenses resulting from the acquisition of DataDirect. Capitalized software costs associated with Progress OpenEdge 10 totaled $0.3 million in fiscal 2004 as compared to $0.4 million in fiscal 2003. Amounts capitalized represented less than 1% of total product development spending. Our product development headcount increased 29% from the end of fiscal 2003 to the end of fiscal 2004.

General and Administrative. General and administrative expenses increased 16% from $34.5 million in fiscal 2003 to $40.0 million in fiscal 2004, but remained the same percentage of revenue at 11%. The dollar increase was primarily due to headcount related costs, transition and integration costs associated with acquisitions, higher professional services fees and the impact of changes in exchange rates. Our administrative headcount increased 10% from the end of fiscal 2003 to the end of fiscal 2004.
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
Income From Operations. Income from operations increased 31% from $32.4 million in fiscal 2003 to $42.4 million in fiscal 2004 and increased as a percentage of total revenue from 11% in fiscal 2003 to 12% in fiscal 2004. Noncash charges for amortization of purchased intangibles and in-process research and development increased from 1% of total revenue in fiscal 2003 to 3% of total revenue in fiscal 2004.
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
Effect of the Restatement on Previously Reported Interim Results
The impact of the additional stock-based compensation charges and related tax effects on our previously reported interim results was to decrease income from operations as a percentage of total revenue by approximately one percentage point in each quarter for fiscal years 2004 and 2005. The changes in the line item year-over-year comparisons on a quarterly basis as a result of the restatement were consistent with the changes in the line item year-over-year comparisons on annual basis. We have included additional details of the effects of the restatement on our interim results in Note 15 of the Consolidated Financial Statements appearing in this Form 10-K/A.
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

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Progress Software Corporation:
We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the Company) as of November 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 14, the consolidated financial statements have been restated.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2006 (December 18, 2006 as to the effect of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 10, 2006 (December 18, 2006 as to the effect of the matters discussed in the third, fourth and fifth paragraphs of Note 13 and the effect of the restatement discussed in Note 14)

Consolidated Financial Statements
Consolidated Balance Sheets
(In thousands, except share data)

November 30,	2005	2004
	(as restated, see Note 14)	(as restated, see Note 14)
Assets
Current assets:
Cash and equivalents	$40,398	$58,439
Short-term investments	226,022	132,828

Total cash and short-term investments	266,420	191,267
Accounts receivable (less allowances of $8,639 in 2005 and $8,710 in 2004)	66,592	63,503
Other current assets	11,813	11,909
Deferred income taxes	16,379	11,576

Total current assets	361,204	278,255

Property and equipment, net	42,816	40,658
Intangible assets, net	47,213	40,233
Goodwill	84,974	67,130
Deferred income taxes	20,442	17,176
Other assets	5,066	3,362

Total	$561,715	$446,814

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$262	$238
Accounts payable	11,654	11,953
Accrued compensation and related taxes	41,653	36,097
Income taxes payable	1,122	3,489
Other accrued liabilities	22,737	20,553
Short-term deferred revenue	99,697	101,106

Total current liabilities	177,125	173,436

Long-term debt, less current portion	1,938	2,200

Long-term deferred revenue	5,068	5,861

Deferred income taxes	3,580	—

Commitments and contingencies (note 10)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none
Common stock, $.01 par value, and additional paid-in capital; authorized, 100,000,000 shares; issued and outstanding, 40,435,918 in 2005 and 36,421,700 in 2004	160,911	87,725
Deferred compensation	(5,706)	—
Retained earnings, including accumulated other comprehensive loss of $2,181 in 2005 and $1,913 in 2004	218,799	177,592

Total shareholders’ equity	374,004	265,317

Total	$561,715	$446,814

See notes to consolidated financial statements.

Consolidated Statements of Operations
(In thousands, except per share data)

Year Ended November 30,	2005	2004	2003
	(as restated, see Note 14)	(as restated, see Note 14)	(as restated, see Note 14)

Revenue:
Software licenses	$156,846	$140,462	$109,666
Maintenance and services	248,530	222,200	199,394

Total revenue	405,376	362,662	309,060

Costs of revenue:
Cost of software licenses	8,170	9,000	8,463
Cost of maintenance and services	55,752	52,692	52,991
Amortization of acquired intangibles for purchased technology	5,122	4,099	1,108

Total costs of revenue	69,044	65,791	62,562

Gross profit	336,332	296,871	246,498

Operating expenses:
Sales and marketing	158,544	147,701	127,344
Product development	64,010	61,172	50,864
General and administrative	43,345	40,007	34,487
Amortization of other acquired intangibles	4,277	2,977	1,182
Compensation expense from repurchase of subsidiary stock options	2,803	—	—
Acquisition-related expenses, net	3,403	2,600	200

Total operating expenses	276,382	254,457	214,077

Income from operations	59,950	42,414	32,421

Other income (expense):
Interest income and other	5,257	2,785	3,358
Foreign currency loss	(2,158)	(1,942)	(1,433)

Total other income, net	3,099	843	1,925

Income before provision for income taxes	63,049	43,257	34,346
Provision for income taxes	16,792	13,889	10,198

Net income	$46,257	$29,368	$24,148

Earnings per share:
Basic	$1.21	$0.82	$0.71
Diluted	$1.12	$0.76	$0.65

Weighted average shares outstanding:
Basic	38,227	36,031	34,217
Diluted	41,424	38,807	36,930

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(In thousands)

Year Ended November 30,	2005	2004	2003
	(as restated, see Note 14)	(as restated, see Note 14)	(as restated, see Note 14)

Common stock and additional paid-in capital:
Balance, beginning of year (as reported)			$27,743
Adjustments to beginning common stock and additional paid-in capital in connection with the restatement			13,642

Balance, beginning of year (as restated)	87,725	68,389	41,385

Exercise of employee stock options	49,822	16,173	23,209
Issuance of stock under the employee stock purchase plan	5,373	4,932	3,496
Repurchase of common stock	(6,932)	(8,907)	(8,330)
Issuance (repurchase) of stock in subsidiary, net	(467)	40	56
Stock-based compensation (as restated)	2,611	3,468	3,623
Issuance of restricted stock	5,840	—	—
Tax benefit from stock plans (as restated)	16,939	3,630	4,950

Balance, end of year (as restated)	160,911	87,725	68,389

Deferred compensation:
Balance, beginning of year	—	—	—
Issuance of restricted stock	(5,840)	—	—
Recognition of compensation expense	134	—	—

Balance, end of year	(5,706)	—	—

Retained earnings:
Balance, beginning of year (as reported)			145,220
Adjustments to beginning retained earnings in connection with the restatement			(13,642)

Balance, beginning of year (as restated)	177,592	152,371	131,578

Net income (as restated)	46,257	29,368	24,148
Other comprehensive income:
Unrealized losses on investments, net of tax	(100)	(418)	(254)
Unrealized gains (losses) on foreign exchange hedging contracts, net of tax	593	(332)	(261)
Translation adjustments, net of tax	(761)	662	946

Comprehensive income (as restated)	45,989	29,280	24,579
Repurchase of common stock	(4,782)	(4,059)	(3,786)

Balance, end of year (as restated)	218,799	177,592	152,371

Total shareholders’ equity	$374,004	$265,317	$220,760

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

Year Ended November 30,	2005	2004	2003
	(as restated, see Note 14)	(as restated, see Note 14)	(as restated, see Note 14)

Cash flows from operating activities:
Net income	$46,257	$29,368	$24,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,547	9,134	8,389
Amortization of capitalized software costs	243	313	318
Amortization of intangible assets	9,399	7,076	2,290
Stock-based compensation	2,745	3,468	3,623
Allowances for accounts receivable	648	922	1,725
Deferred income taxes	(5,896)	1,481	(3,067)
In-process research and development	—	2,600	200
Tax benefit from stock plans	17,745	4,745	6,112
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,141)	(5,516)	5,233
Other assets	1,628	2,105	1,400
Accounts payable and accrued expenses	6,281	1,339	3,416
Income taxes payable	(2,898)	(1,010)	(822)
Deferred revenue	1,072	16,163	4,715

Net cash provided by operating activities	80,630	72,188	57,680

Cash flows from investing activities:
Purchases of investments available for sale	(373,963)	(204,777)	(200,496)
Sales and maturities of investments available for sale	280,765	228,017	170,557
Purchases of property and equipment	(10,909)	(10,716)	(7,134)
Capitalized software costs	—	(300)	(400)
Acquisitions, net of cash acquired and purchase price settlements	(31,488)	(99,320)	(24,255)
Increase in other noncurrent assets	(2,390)	(88)	(463)

Net cash used for investing activities	(137,985)	(87,184)	(62,191)

Cash flows from financing activities:
Issuance of common stock	55,195	21,105	26,705
Issuance (repurchase) of stock in subsidiary, net	(467)	40	56
Payment of long-term debt	(238)	—	—
Repurchase of common stock	(11,714)	(12,966)	(12,116)

Net cash provided by financing activities	42,776	8,179	14,645

Effect of exchange rate changes on cash	(3,462)	2,579	2,118

Net increase (decrease) in cash and equivalents	(18,041)	(4,238)	12,252
Cash and equivalents, beginning of year	58,439	62,677	50,425

Cash and equivalents, end of year	$40,398	$58,439	$62,677

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

Cash Equivalents and Short-Term Investments
Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. We classify short-term investments, which consist primarily of state and municipal obligations and auction rate securities, as investments available for sale and stated at fair value. We include aggregate unrealized holding gains and losses as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

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
Stock-Based Compensation Plans
At November 30, 2005, we had three stock-based employee compensation plans, which are described more fully in Note 7. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. Stock-based employee compensation cost generally has been reflected in net income using the intrinsic value method. It is our practice, where there is compensation expense to record, to only give recognition to the expense as incurred. We do not establish deferred compensation accounts in equity. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to stock-based employee compensation.
(In thousands, except per share data)

Year Ended November 30,	2005	2004	2003

Net income, as currently reported	$46,257	$29,368	$24,148
Add: stock-based compensation included above, net of tax	1,805	2,353	2,461
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(27,888)	(11,824)	(10,613)

Pro forma net income	$20,174	$19,897	$15,996

Earnings per share:
Basic, as reported	$1.21	$0.82	$0.71

Basic, pro forma	$0.53	$0.55	$0.47

Diluted, as reported	$1.12	$0.76	$0.65

Diluted, pro forma	$0.49	$0.51	$0.43

In fiscal 2005, we determined that the estimated forfeiture rate for unvested options required an adjustment due to changes in retention rates, increases in the stock price and other factors which generally increased an employee’s expected length of service. The impact of the estimated forfeiture rate change during fiscal 2005 from approximately 50% to approximately 22% was to increase pro forma stock-based compensation expense determined under the fair value method for all awards, net of tax, by approximately $17 million.

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

Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2005, 2004 and 2003 was $11.05, $10.06 and $9.73 per share, respectively. The weighted average estimated fair value for shares issued under the ESPP in fiscal years 2005, 2004 and 2003 was $6.33, $5.22 and $4.18 per share, respectively. For purposes of the pro forma disclosure above, we amortize the estimated fair value of options to expense over the vesting period.
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
Accumulated other comprehensive loss is made up of the following components:
(In thousands)

November 30,	2005	2004

Cumulative translation adjustment, net of tax	$(1,986)	$(1,225)
Accumulated unrealized losses on foreign exchange hedging contracts, net of tax	—	(593)
Accumulated unrealized losses on investments, net of tax	(195)	(95)

Total accumulated comprehensive loss	$(2,181)	$(1,913)

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
Total gross unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards amounted to $47.4 million at November 30, 2005. The shares associated with this unrecognized expense have a weighted average remaining vest period of 2.8 years.
Note 2: Cash and Short-Term Investments
A summary of our investments available for sale by major security type at November 30, 2005 is as follows:
(In thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value

Auction rate securities	$183,250	$—	$—	$183,250
State and municipal bond obligations	43,073	—	(301)	42,772

Total	$226,323	$—	$(301)	$226,022

The fair value of debt securities at November 30, 2005, by contractual maturity, is as follows:
(In thousands)

Due in one year or less(1)	$210,690
Due after one year	15,332

Total	$226,022

(1)	Includes auction rate securities which are tendered for interest-rate setting purposes periodically throughout the year
A summary of our investments available for sale by major security type (including $1.0 million classified as cash equivalents) at November 30, 2004 is as follows:
(In thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value

Auction rate securities	$87,298	$—	$—	$87,298
State and municipal bond obligations	46,692	28	(175)	46,545

Total	$133,990	$28	$(175)	$133,843

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

Note 6: Earnings Per Share
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share for each fiscal year:
(In thousands, except per share data)

Year Ended November 30,	2005	2004	2003

Net income	$46,257	$29,368	$24,148

Weighted average shares outstanding	38,227	36,031	34,217
Dilutive impact from outstanding stock options	3,197	2,776	2,713

Diluted weighted average shares outstanding	41,424	38,807	36,930

Basic earnings per share	$1.21	$0.82	$0.71

Diluted earnings per share	$1.12	$0.76	$0.65

Stock options to purchase approximately 62,000 shares, 967,000 shares and 796,000 shares of common stock were excluded from the calculation of diluted earnings per share in fiscal years 2005, 2004 and 2003, respectively, because these options were anti-dilutive.
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
A summary of stock option activity under all plans is as follows:
(In thousands, except per share data)

		Weighted Average
	Number	Exercise Price
	Of Shares	Per Share

Options outstanding, December 1, 2002	11,549	$11.67
Granted	3,129	18.42
Exercised	(2,201)	10.55
Canceled	(657)	13.49

Options outstanding, November 30, 2003	11,820	13.57
Granted	2,466	18.91
Exercised	(1,410)	11.47
Canceled	(430)	16.28

Options outstanding, November 30, 2004	12,446	14.77
Granted	1,427	29.34
Exercised	(3,961)	12.58
Canceled	(453)	17.50

Options outstanding, November 30, 2005	9,459	$17.75

For various exercise price ranges, characteristics of outstanding and exercisable stock options at November 30, 2005 are as follows:
(Number of shares in thousands)

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Number of	Average
Exercise Price:	Shares	Life (in years)	Exercise Price	Shares	Exercise Price

$4.50- 7.23	399	1.86	$6.38	398	$6.38
9.00-12.94	1,355	4.06	11.74	1,289	11.71
13.00-16.87	2,809	6.69	13.85	1,710	13.68
18.15-24.91	3,706	7.83	20.08	1,557	20.04
27.91-30.81	1,190	6.97	30.39	192	30.63

$4.50-30.81	9,459	6.59	$17.75	5,146	$15.18

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
Note 9: Income Taxes
The components of pretax income are as follows:
(In thousands)

Year Ended November 30,	2005	2004	2003

United States	$50,110	$33,336	$27,631
Non-U.S.	12,939	9,921	6,715

Total	$63,049	$43,257	$34,346

The provisions for income taxes are comprised of the following:
(In thousands)

Year Ended November 30,	2005	2004	2003

Current:
Federal	$20,829	$6,432	$8,040
State	1,876	1,567	1,753
Foreign	5,106	4,409	3,472

Total current	27,811	12,408	13,265

Deferred:
Federal	(10,902)	1,341	(2,337)
State	117	848	(463)
Foreign	(234)	(708)	(267)

Total deferred	(11,019)	1,481	(3,067)

Total	$16,792	$13,889	$10,198

The tax effects of significant items comprising our deferred taxes are as follows:
(In thousands)

November 30,	2005	2004

Deferred tax liabilities:
Goodwill	$(2,833)	$(1,488)
Depreciation and amortization	(1,466)	(187)

Total deferred tax liabilities	(4,299)	(1,675)

Deferred tax assets:
Accounts receivable	2,133	2,586
Capitalized research costs	8,065	4,584
Other current assets	588	488
Accrued compensation	1,009	1,478
Deferred revenue	1,893	1,877
Tax credit and loss carryforwards	23,110	14,810
Accrued liabilities and other	6,085	5,468

Total deferred tax assets	42,883	31,291

Valuation allowance	(5,343)	(864)

Total	$33,241	$28,752

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
At November 30, 2005, we had net operating loss carryforwards of $33.1 million expiring on various dates through 2024 and $18.7 million that may be carried forward indefinitely. The increase in net operating loss carryforwards in fiscal 2005 was primarily due to amounts acquired as part of the acquisition of Apama, Inc.
A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

Year Ended November 30,	2005	2004	2003

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differences	0.7	0.9	1.7
Extraterritorial income exclusion	(3.4)	(5.2)	(5.8)
State income taxes, net	2.1	2.8	2.4
Research credits	(0.6)	(2.4)	(2.8)
Tax-exempt interest	(2.3)	(1.5)	(2.1)
Adjustment related to previously established tax reserve	(6.0)	—	—
Other	1.1	2.5	1.3

Total	26.6%	32.1%	29.7%

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
See Note 13 for a discussion of regulatory and legal matters relating to our stock option practices.
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

The following table sets forth our revenue and income from operations from our reportable segments for fiscal years 2005, 2004 and 2003:
(In thousands)

Year Ended November 30,	2005	2004	2003

Revenue:
Application Development and Deployment	$355,027	$325,198	$278,789
Enterprise SOA Infrastructure	55,346	39,912	32,905
Reconciling items	(4,997)	(2,448)	(2,634)

Total	$405,376	$362,662	$309,060

Income (loss) from operations:
Application Development and Deployment	$112,417	$96,259	$74,882
Enterprise SOA Infrastructure	(26,716)	(29,049)	(28,979)
Reconciling items	(25,751)	(24,796)	(13,482)

Total	$59,950	$42,414	$32,421

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
On June 23, 2006, we received written notice that the Boston, Massachusetts office of the Securities and Exchange Commission is conducting an informal inquiry into our option-granting practices during the period December 1, 1995 through November 30, 2002. The informal inquiry has been expanded to cover periods through the present. The SEC has requested testimony from certain of our officers and documents relating to our stock option practices for the period under investigation. We have produced responsive documents and are in the process of producing additional documents. We are unable to predict accurately what consequences may arise from the SEC inquiry. We have already incurred, and expect to continue to incur, significant legal and accounting expenses arising from the inquiry. The inquiry could also divert the attention of our management and harm our business. If the SEC institutes legal action, we could face significant fines and penalties and be required to take remedial actions determined by the SEC or a court. Although we have filed certain restated financial statements that we believe correct the accounting errors arising from our past option-granting practices, the filing of those financial statements will not resolve the pending SEC inquiry. The SEC has not reviewed our restated financial statements, and any future review could lead to further restatements or other modifications of our financial statements.

On July 19, 2006, we received a staff determination letter from the Nasdaq Stock Market stating that our failure to timely file our quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2006 was a violation of Nasdaq rules and that our securities would be delisted unless we requested a hearing. We requested a hearing, and this request stayed the delisting pending the outcome of the hearing. On October 13, 2006, we received a similar staff determination letter with respect to our failure to timely file our quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2006. The outcome of the hearing resulted in our delisting being deferred until November 30, 2006 based on our ability to meet certain conditions, including the filing of our delayed and restated financial statements by that date and providing Nasdaq with information regarding the results of our internal investigation. We have provided the Nasdaq Hearing Department with certain requested information. On November 29, 2006, we requested an extension of time until December 15, 2006 to file our delayed and restated financial statements. On December 15, 2006, we requested another such extension until December 18, 2006. The Nasdaq Listing Qualifications Panel has not granted us a formal written extension of the above conditions. If Nasdaq does not grant our requested extension, or if we do not meet any extended deadline for those filings or if Nasdaq is not satisfied with the result of our internal investigation, our common stock may be delisted.
On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al. was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We are also named as a nominal defendant. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from an alleged option backdating scheme. The complaint seeks monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. A motion to dismiss the derivative complaint has been filed and is pending. We have also received derivative demands relating to substantially the same allegations from three purported shareholders, including the plaintiff that filed the derivative complaint. On November 30, 2006, the plaintiff filed an amended complaint. The ultimate outcome of these complaints could have a material adverse effect on our results of operations. We expect to incur additional legal expenses arising from the derivative action, including the advancement of legal expenses to our directors and officers in connection with the derivative action. We have indemnification obligations to our directors and officers, and the outcome of the derivative or any other litigation may require that we indemnify some or all of our directors and officers for expenses they may incur in defending the litigation and other losses.

Note 14: Restatement of Previously Issued Consolidated Financial Statements
Accounting for Stock Options
On November 28, 2006, our Board of Directors concluded that our consolidated financial statements for each of the years during the three year period ended November 30, 2005 (as well as for certain prior periods not included in these financial statements) should be restated to record additional non-cash stock-based compensation expense resulting from stock options granted during fiscal years 1996 to 2005 that were incorrectly accounted for under GAAP. This decision was based on the determination that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates we used in preparing our consolidated financial statements.
For this restatement, we determined the actual grant or measurement date for options by determining when the last step in the process necessary to complete a grant took place. We considered receipt of an executed unanimous written consent from each member of the Compensation Committee as the last required step. After comparing the grant or measurement dates that we historically used during fiscal years 1996 through 2005 to the actual grant dates identified by determining when the last step in the process necessary to complete a grant took place, we determined that certain options were granted at an exercise price below the fair market value of our common stock on the actual grant date. As a result of this determination, we recorded additional stock-based compensation charges of $29.2 million for the years ended November 30, 1996 through November 30, 2005.
As a result of the errors in determining measurement dates, we also recorded payroll withholding tax-related adjustments for the exercise of certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date, and thus did not qualify for ISO tax treatment. Because these options did not qualify for ISO tax treatment, we should have withheld additional taxes on exercise of those options. Accordingly, we recorded estimated payroll withholding tax liabilities of $2.4 million for the years ended November 30, 2003 through November 30, 2005 in connection with the disqualification of such ISO tax treatment. We have included in the estimated payroll withholding liabilities an estimate of a gross-up in income for any payments to be made on behalf of employees. The related reduction in the provision for income taxes associated with the additional stock-based compensation charges and the additional payroll withholding taxes expense totaled $9.6 million for the years ended November 30, 1996 through November 30, 2005. The net effect of these amounts decreased net income by $22.0 million for the fiscal years ended November 30, 1996 through November 30, 2005.

In addition, the deductibility on our tax returns of the income on certain stock option exercises by the five most highly compensated executive officers is limited by Section 162(m) of the Internal Revenue Code. We recorded an adjustment of $0.8 million and $5.1 million to additional paid-in capital in fiscal 2003 and fiscal 2005, respectively, with a corresponding increase of $0.8 million to income taxes payable and a reduction of $5.1 million to deferred tax assets.
The following table reconciles as previously reported to as restated net income and retained earnings:
(In thousands)

	Net Income for Years Ended November 30,			Retained	Retained
				Earnings as of	Earnings as of
	2005	2004	2003	December 1, 2002	November 30, 2005

As previously reported	$48,933	$32,101	$27,074	$145,220	$240,776
Increase (decrease) to net income and retained earnings:
Stock-based compensation expense	(2,611)	(3,468)	(3,623)	(19,541)	(29,243)
Payroll withholding expense	(1,204)	(482)	(708)	—	(2,394)
Income tax benefit	1,139	1,217	1,405	5,899	9,660

Total	(2,676)	(2,733)	(2,926)	(13,642)	(21,977)

As restated	$46,257	$29,368	$24,148	$131,578	$218,799

The following table details the components of the beginning retained earnings adjustment as of December 1, 2002 by fiscal year:
(In thousands)

	Stock-based
	Compensation		Income Tax
Year Ended November 30,	Expense		Benefit	Total

1996	$431		$163	$268
1997	752		280	472
1998	2,400		726	1,674
1999	2,895		872	2,023
2000	3,922		1,181	2,741
2001	4,740		1,393	3,347
2002	4,401		1,284	3,117

Total	$19,541	(1)	$5,899	$13,642

(1)	Stock-based compensation expense previously reported by us was nominal during this period.
Accounting for Auction Rate Securities
In light of views expressed by the Securities and Exchange Commission with respect to accounting for auction rate securities (ARS), we restated the accompanying November 30, 2004 consolidated balance sheet to no longer report ARS as cash equivalents. We now report such investments within our short-term investments. In completing this restatement, additional ARS amounts totaling $17.0 million and $11.5 million at November 30, 2005 and 2004, respectively, of cash and equivalents were restated to reclassify such amounts to short-term investments. We also restated net cash used for investing activities within the consolidated statement of cash flows for each year.

Statement of Operations Adjustments
The following is a summary of the adjustments to our previously issued consolidated statements of operations for the fiscal years ended November 30, 2005, 2004 and 2003.
(In thousands, except per share data)

Year Ended November 30,	2005			2004
	(as reported)	(adjustments)	(as restated)	(as reported)	(adjustments)	(as restated)

Revenue:
Software licenses	$156,846	—	$156,846	$140,462	—	$140,462
Maintenance and services	248,530	—	248,530	222,200	—	222,200

Total revenue	405,376	—	405,376	362,662	—	362,662

Costs of revenue:
Cost of software licenses	8,150	20	8,170	8,973	27	9,000
Cost of maintenance and services	55,318	434	55,752	52,354	338	52,692
Amortization of acquired intangibles for purchased technology	5,122	—	5,122	4,099	—	4,099

Total costs of revenue	68,590	454	69,044	65,426	365	65,791

Gross profit	336,786	(454)	336,332	297,236	(365)	296,871

Operating expenses:
Sales and marketing	157,145	1,399	158,544	146,171	1,530	147,701
Product development	63,071	939	64,010	60,371	801	61,172
General and administrative	42,322	1,023	43,345	38,753	1,254	40,007
Amortization of other acquired intangibles	4,277	—	4,277	2,977	—	2,977
Compensation expense from repurchase of subsidiary stock options	2,803	—	2,803	—	—	—
Acquisition-related expenses, net	3,403	—	3,403	2,600	—	2,600

Total operating expenses	273,021	3,361	276,382	250,872	3,585	254,457

Income from operations	63,765	(3,815)	59,950	46,364	(3,950)	42,414

Other income (expense):
Interest income and other	5,257	—	5,257	2,785	—	2,785
Foreign currency loss	(2,158)	—	(2,158)	(1,942)	—	(1,942)

Total other income, net	3,099	—	3,099	843	—	843

Income before provision for income Taxes	66,864	(3,815)	63,049	47,207	(3,950)	43,257
Provision for income taxes	17,931	(1,139)	16,792	15,106	(1,217)	13,889

Net income	$48,933	$(2,676)	$46,257	$32,101	$(2,733)	$29,368

Earnings per share:
Basic	$1.28	$(0.07)	$1.21	$0.89	$(0.07)	$0.82
Diluted	$1.18	$(0.06)	$1.12	$0.82	$(0.06)	$0.76

Weighted average shares outstanding:
Basic	38,227	—	38,227	36,031	—	36,031
Diluted	41,571	(147)	41,424	39,010	(203)	38,807

(In thousands, except per share data)

Year Ended November 30,	2003
	(as reported)	(adjustments)	(as restated)

Revenue:
Software licenses	$109,666	—	$109,666
Maintenance and services	199,394	—	199,394

Total revenue	309,060	—	309,060

Costs of revenue:
Cost of software licenses	8,435	28	8,463
Cost of maintenance and services	52,599	392	52,991
Amortization of acquired intangibles for purchased technology	1,108	—	1,108

Total costs of revenue	62,142	420	62,562

Gross profit	246,918	(420)	246,498

Operating expenses:
Sales and marketing	125,650	1,694	127,344
Product development	50,054	810	50,864
General and administrative	33,080	1,407	34,487
Amortization of other acquired Intangibles	1,182	—	1,182
Compensation expense from Repurchase of subsidiary stock options	—	—	—
Acquisition-related expenses, net	200	—	200

Total operating expenses	210,166	3,911	214,077

Income from operations	36,752	(4,331)	32,421

Other income (expense):
Interest income and other	3,358	—	3,358
Foreign currency loss	(1,433)	—	(1,433)

Total other income, net	1,925	—	1,925

Income before provision for income Taxes	38,677	(4,331)	34,346
Provision for income taxes	11,603	(1,405)	10,198

Net income	$27,074	$(2,926)	$24,148

Earnings per share:
Basic	$0.79	$(0.08)	$0.71
Diluted	$0.72	$(0.07)	$0.65

Weighted average shares outstanding:
Basic	34,217	—	34,217
Diluted	37,554	(624)	36,930

Balance Sheet Adjustments
The following is a summary of the adjustments to our previously issued consolidated balance sheets as of November 30, 2005 and 2004.
(In thousands, except share data)

November 30,	2005			2004
	(as reported)	(adjustments)	(as restated)	(as reported)	(adjustments)	(as restated)
Assets
Current assets:
Cash and equivalents	$57,399	(17,001)	$40,398	$69,939	(11,500)	$58,439
Short-term investments	209,021	17,001	226,022	121,328	11,500	132,828

Total cash and short-term investments	266,420	—	266,420	191,267	—	191,267
Accounts receivable	66,592	—	66,592	63,503	—	63,503
Other current assets	11,813	—	11,813	11,909	—	11,909
Deferred income taxes	21,502	(5,123)	16,379	11,576	—	11,576

Total current assets	366,327	(5,123)	361,204	278,255	—	278,255

Property and equipment, net	42,816	—	42,816	40,658	—	40,658
Intangible assets, net	47,213	—	47,213	40,233	—	40,233
Goodwill	84,974	—	84,974	67,130	—	67,130
Deferred income taxes	20,442	—	20,442	17,176	—	17,176
Other assets	5,066	—	5,066	3,362	—	3,362

Total	$566,838	(5,123)	$561,715	$446,814	—	$446,814

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$262	—	$262	$238	—	$238
Accounts payable	11,654	—	11,654	11,953	—	11,953
Accrued compensation and related taxes	39,259	2,394	41,653	34,907	1,190	36,097
Income taxes payable	984	138	1,122	3,018	471	3,489
Other accrued liabilities	22,737	—	22,737	20,553	—	20,553
Short-term deferred revenue	99,697	—	99,697	101,106	—	101,106

Total current liabilities	174,593	2,532	177,125	171,775	1,661	173,436

Long-term debt, less current portion	1,938	—	1,938	2,200	—	2,200

Long-term deferred revenue	5,068	—	5,068	5,861	—	5,861

Deferred income taxes	3,580	—	3,580	—	—	—

Shareholders’ equity:
Common stock, $.01 par value, and additional paid-in capital	146,589	14,322	160,911	70,085	17,640	87,725
Deferred compensation	(5,706)	—	(5,706)	—	—	—
Retained earnings	240,776	(21,977)	218,799	196,893	(19,301)	177,592

Total shareholders’ equity	381,659	(7,655)	374,004	266,978	(1,661)	265,317

Total	$566,838	(5,123)	$561,715	$446,814	—	$446,814

Consolidated Statements of Cash Flows Adjustments
The following is a summary of the adjustments to our previously issued consolidated statements of cash flows for the fiscal years ended November 30, 2005, 2004 and 2003.
(In thousands)

Year Ended November 30,	2005
	(as reported)	(adjustment)	(as restated)

Cash flows from operating activities:
Net income	$48,933	$(2,676)	$46,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,547	—	8,547
Amortization of capitalized software costs	243	—	243
Amortization of intangible assets	9,399	—	9,399
Stock-based compensation	134	2,611	2,745
Allowances for accounts receivable	648	—	648
Deferred income taxes	(10,213)	4,317	(5,896)
In-process research and development	—	—	—
Tax benefit from stock plans	22,868	(5,123)	17,745
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,141)	—	(5,141)
Other assets	1,628	—	1,628
Accounts payable and accrued expenses	5,077	1,204	6,281
Income taxes payable	(2,565)	(333)	(2,898)
Deferred revenue	1,072	—	1,072

Net cash provided by operating activities	80,630	—	80,630

Cash flows from investing activities:
Purchases of investments available for sale	(368,463)	(5,500)	(373,963)
Sales and maturities of investments available for sale	280,765	—	280,765
Purchases of property and equipment	(10,909)	—	(10,909)
Capitalized software costs	—	—	—
Acquisitions, net of cash acquired and purchase price settlements	(31,488)	—	(31,488)
Increase in other noncurrent assets	(2,390)	—	(2,390)

Net cash used for investing activities	(132,485)	(5,500)	(137,985)

Cash flows from financing activities:
Issuance of common stock	55,195	—	55,195
Issuance (repurchase) of stock in subsidiary, net	(467)	—	(467)
Payment of long-term debt	(238)	—	(238)
Repurchase of common stock	(11,714)	—	(11,714)

Net cash provided by financing activities	42,776	—	42,776

Effect of exchange rate changes on cash	(3,461)	(1)	(3,462)

Net increase (decrease) in cash and equivalents	(12,540)	(5,501)	(18,041)
Cash and equivalents, beginning of year	69,939	(11,500)	58,439

Cash and equivalents, end of year	$57,399	$(17,001)	$40,398

(In thousands)

Year Ended November 30,	2004
	(as reported)	(adjustment)	(as restated)
Cash flows from operating activities:
Net income	$32,101	$(2,733)	$29,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,134	—	9,134
Amortization of capitalized software costs	313	—	313
Amortization of intangible assets	7,076	—	7,076
Stock-based compensation	—	3,468	3,468
Allowances for accounts receivable	922	—	922
Deferred income taxes	2,596	(1,115)	1,481
In-process research and development	2,600	—	2,600
Tax benefit from stock plans	4,745	—	4,745
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,516)	—	(5,516)
Other assets	2,105	—	2,105
Accounts payable and accrued expenses	857	482	1,339
Income taxes payable	(908)	(102)	(1,010)
Deferred revenue	16,163	—	16,163

Net cash provided by operating activities	72,188	—	72,188

Cash flows from investing activities:
Purchases of investments available for sale	(193,277)	(11,500)	(204,777)
Sales and maturities of investments available for sale	228,017	—	228,017
Purchases of property and equipment	(10,716)	—	(10,716)
Capitalized software costs	(300)	—	(300)
Acquisitions, net of cash acquired and purchase price settlements	(99,320)	—	(99,320)
Increase in other noncurrent assets	(88)	—	(88)

Net cash used for investing activities	(75,684)	(11,500)	(87,184)

Cash flows from financing activities:
Issuance of common stock	21,105	—	21,105
Issuance (repurchase) of stock in subsidiary, net	40	—	40
Payment of long-term debt	—	—	—
Repurchase of common stock	(12,966)	—	(12,966)

Net cash provided by financing activities	8,179	—	8,179

Effect of exchange rate changes on cash	2,579	—	2,579

Net increase (decrease) in cash and equivalents	7,262	(11,500)	(4,238)
Cash and equivalents, beginning of year	62,677	—	62,677

Cash and equivalents, end of year	$69,939	$(11,500)	$58,439

(In thousands)

Year Ended November 30,	2003
	(as reported)	(adjustment)	(as restated)
Cash flows from operating activities:
Net income	$27,074	$(2,926)	$24,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,389	—	8,389
Amortization of capitalized software costs	318	—	318
Amortization of intangible assets	2,290	—	2,290
Stock-based compensation	—	3,623	3,623
Allowances for accounts receivable	1,725	—	1,725
Deferred income taxes	(1,905)	(1,162)	(3,067)
In-process research and development	200	—	200
Tax benefit from stock plans	6,928	(816)	6,112
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	5,233	—	5,233
Other assets	1,400	—	1,400
Accounts payable and accrued expenses	2,708	708	3,416
Income taxes payable	(1,395)	573	(822)
Deferred revenue	4,715	—	4,715

Net cash provided by operating activities	57,680	—	57,680

Cash flows from investing activities:
Purchases of investments available for sale	(200,496)	—	(200,496)
Sales and maturities of investments available for sale	170,557	—	170,557
Purchases of property and equipment	(7,134)	—	(7,134)
Capitalized software costs	(400)	—	(400)
Acquisitions, net of cash acquired and purchase price settlements	(24,255)	—	(24,255)
Increase in other noncurrent assets	(463)	—	(463)

Net cash used for investing activities	(62,191)	—	(62,191)

Cash flows from financing activities:
Issuance of common stock	26,705	—	26,705
Issuance (repurchase) of stock in subsidiary, net	56	—	56
Payment of long-term debt	—	—	—
Repurchase of common stock	(12,116)	—	(12,116)

Net cash provided by financing activities	14,645	—	14,645

Effect of exchange rate changes on cash	2,118	—	2,118

Net increase (decrease) in cash and equivalents	12,252	—	12,252
Cash and equivalents, beginning of year	50,425	—	50,425

Cash and equivalents, end of year	$62,677	—	$62,677

Note 15. Selected Quarterly Financial Data (Unaudited)
The unaudited quarterly results presented below reflect the restatement of our previously issued consolidated financial statements as discussed above in Note 14. As a result, the quarterly data presented herein does not agree to previously issued quarterly statements. Selected quarterly financial data for the years ended November 30, 2005 and 2004 is as follows:

	Three Months			Three Months
	Ended,			Ended,
(In thousands, except per share data)	Feb. 28, 2005			May 31, 2005
	(as reported)	(adjustments)	(as restated)	(as reported)	(adjustments)	(as restated)

Revenue:
Software licenses	$37,555	—	$37,555	$37,221	—	$37,221
Maintenance and services	60,167	—	60,167	62,988	—	62,988

Total revenue	97,722	—	97,722	100,209	—	100,209

Costs of revenue:
Cost of software licenses	1,951	6	1,957	1,855	5	1,860
Cost of maintenance and services	14,036	118	14,154	13,800	117	13,917
Amortization of acquired intangibles for purchased technology	1,145	—	1,145	1,260	—	1,260

Total costs of revenue	17,132	124	17,256	16,915	122	17,037

Gross profit	80,590	(124)	80,466	83,294	(122)	83,172

Operating expenses:
Sales and marketing	38,329	405	38,734	37,560	352	37,912
Product development	16,399	262	16,661	15,393	245	15,638
General and administrative	10,652	309	10,961	11,012	245	11,257
Amortization of other acquired intangibles	852	—	852	1,036	—	1,036
Acquisition-related expenses, net	—	—	—	974	—	974

Total operating expenses	66,232	976	67,208	65,975	842	66,817

Income from operations	14,358	(1,100)	13,258	17,319	(964)	16,355

Other income (expense):
Interest income and other	890	—	890	1,160	—	1,160
Foreign currency loss	(1,551)	—	(1,551)	(260)	—	(260)

Total other income, net	(661)	—	(661)	900	—	900

Income before provision for income taxes	13,697	(1,100)	12,597	18,219	(964)	17,255
Provision for income taxes	4,383	(332)	4,051	5,990	(293)	5,697

Net income	$9,314	$(768)	$8,546	$12,229	$(671)	$11,558

Earnings per share:
Basic	$0.25	$(0.02)	$0.23	$0.33	$(0.02)	$0.31
Diluted	$0.23	$(0.01)	$0.22	$0.30	$(0.02)	$0.28

Weighted average shares outstanding:
Basic	36,573	—	36,573	37,433	—	37,433
Diluted	39,721	(177)	39,544	40,979	(147)	40,832

	Three Months			Three Months
	Ended,			Ended,
(In thousands, except per share data)	Aug. 31, 2005			Nov. 30, 2005
	(as reported)	(adjustments)	(as restated)	(as reported)	(adjustments)	(as restated)

Revenue:
Software licenses	$37,986	—	$37,986	$44,084	—	$44,084
Maintenance and services	61,502	—	61,502	63,873	—	63,873

Total revenue	99,488	—	99,488	107,957	—	107,957

Costs of revenue:
Cost of software licenses	1,843	5	1,848	2,501	4	2,505
Cost of maintenance and services	13,492	141	13,633	13,990	58	14,048
Amortization of acquired intangibles for purchased technology	1,367	—	1,367	1,350	—	1,350

Total costs of revenue	16,702	146	16,848	17,841	62	17,903

Gross profit	82,786	(146)	82,640	90,116	(62)	90,054

Operating expenses:
Sales and marketing	37,910	396	38,306	43,346	246	43,592
Product development	15,957	289	16,246	15,322	143	15,465
General and administrative	10,284	259	10,543	10,374	210	10,584
Amortization of other acquired intangibles	1,201	—	1,201	1,188	—	1,188
Compensation expense from repurchase of subsidiary stock options	2,803	—	2,803	—	—	—
Acquisition-related expenses, net	1,776	—	1,776	653	—	653

Total operating expenses	69,931	944	70,875	70,833	599	71,482

Income from operations	12,855	(1,090)	11,765	19,233	(661)	18,572

Other income (expense):
Interest income and other	1,620	—	1,620	1,587	—	1,587
Foreign currency loss	(317)	—	(317)	(30)	—	(30)

Total other income, net	1,303	—	1,303	1,557	—	1,557

Income before provision for income taxes	14,158	(1,090)	13,068	20,790	(661)	20,129
Provision for income taxes	801	(328)	473	6,757	(186)	6,571

Net income	$13,357	$(762)	$12,595	$14,033	$(475)	$13,558

Earnings per share:
Basic	$0.34	$(0.02)	$0.32	$0.35	$(0.01)	$0.34
Diluted	$0.31	$(0.01)	$0.30	$0.33	$(0.01)	$0.32

Weighted average shares outstanding:
Basic	38,947	—	38,947	39,953	—	39,953
Diluted	42,501	(144)	42,357	43,083	(121)	42,962

	Three Months			Three Months
	Ended,			Ended,
(In thousands, except per share data)	Feb. 28, 2004			May 31, 2004
	(as reported)	(adjustments)	(as restated)	(as reported)	(adjustments)	(as restated)

Revenue:
Software licenses	$33,895	—	$33,895	$36,905	—	$36,905
Maintenance and services	52,480	—	52,480	53,872	—	53,872

Total revenue	86,375	—	86,375	90,777	—	90,777

Costs of revenue:
Cost of software licenses	2,592	6	2,598	2,299	6	2,305
Cost of maintenance and services	12,826	100	12,926	13,959	78	14,037
Amortization of acquired intangibles for purchased technology	898	—	898	1,087	—	1,087

Total costs of revenue	16,316	106	16,422	17,345	84	17,429

Gross profit	70,059	(106)	69,953	73,432	(84)	73,348

Operating expenses:
Sales and marketing	36,180	384	36,564	36,100	355	36,455
Product development	14,609	222	14,831	15,275	185	15,460
General and administrative	9,676	290	9,966	9,837	291	10,128
Amortization of other acquired intangibles	661	—	661	750	—	750
Acquisition-related expenses, net	2,600	—	2,600	—	—	—

Total operating expenses	63,726	896	64,622	61,962	831	62,793

Income from operations	6,333	(1,002)	5,331	11,470	(915)	10,555

Other income (expense):
Interest income and other	771	—	771	650	—	650
Foreign currency loss	(379)	—	(379)	(403)	—	(403)

Total other income, net	392	—	392	247	—	247

Income before provision for income taxes	6,725	(1,002)	5,723	11,717	(915)	10,802
Provision for income taxes	2,085	(311)	1,774	3,632	(276)	3,356

Net income	$4,640	$(691)	$3,949	$8,085	$(639)	$7,446

Earnings per share:
Basic	$0.13	$(0.02)	$0.11	$0.22	$(0.01)	$0.21
Diluted	$0.12	$(0.02)	$0.10	$0.21	$(0.02)	$0.19

Weighted average shares outstanding:
Basic	35,644	—	35,644	36,046	—	36,046
Diluted	38,955	(294)	38,661	39,233	(216)	39,017

	Three Months			Three Months
	Ended,			Ended,
(In thousands, except per share data)	Aug. 31, 2004			Nov. 30, 2004
	(as reported)	(adjustments)	(as restated)	(as reported)	(adjustments)	(as restated)

Revenue:
Software licenses	$32,864	—	$32,864	$36,798	—	$36,798
Maintenance and services	56,452	—	56,452	59,396	—	59,396

Total revenue	89,316	—	89,316	96,194	—	96,194

Costs of revenue:
Cost of software licenses	2,092	6	2,098	1,990	9	1,999
Cost of maintenance and services	12,826	65	12,891	12,743	95	12,838
Amortization of acquired intangibles for purchased technology	1,045	—	1,045	1,070	—	1,070

Total costs of revenue	15,963	71	16,034	15,803	104	15,907

Gross profit	73,353	(71)	73,282	80,391	(104)	80,287

Operating expenses:
Sales and marketing	35,310	305	35,615	38,581	486	39,067
Product development	14,907	156	15,063	15,580	238	15,818
General and administrative	9,674	256	9,930	9,566	417	9,983
Amortization of other acquired intangibles	764	—	764	801	—	801
Acquisition-related expenses, net	—	—	—	—	—	—

Total operating expenses	60,655	717	61,372	64,528	1,141	65,669

Income from operations	12,698	(788)	11,910	15,863	(1,245)	14,618

Other income (expense):
Interest income and other	606	—	606	758	—	758
Foreign currency loss	(503)	—	(503)	(657)	—	(657)

Total other income, net	103	—	103	101	—	101

Income before provision for income taxes	12,801	(788)	12,013	15,964	(1,245)	14,719
Provision for income taxes	4,281	(233)	4,048	5,108	(397)	4,711

Net income	$8,520	$(555)	$7,965	$10,856	$(848)	$10,008

Earnings per share:
Basic	$0.24	$(0.02)	$0.22	$0.30	$(0.02)	$0.28
Diluted	$0.22	$(0.01)	$0.21	$0.28	$(0.02)	$0.26

Weighted average shares outstanding:
Basic	36,220	—	36,220	36,212	—	36,212
Diluted	38,853	(153)	38,700	38,997	(149)	38,848

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Background of Restatement
On August 29, 2006, the Audit Committee of our Board of Directors concluded that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates we used in preparing our consolidated financial statements, and that our consolidated financial statements, including the reports of our independent registered public accounting firm thereon, and our earnings releases and similar communications for the year ended November 30, 1996 and subsequent periods, should no longer be relied upon.
On November 28, 2006, our Board of Directors concluded that our consolidated financial statements for each of the years during the three year period ended November 30, 2005 and for the three months ended February 28, 2006, as well as the selected financial data for the years ended November 30, 2002 and 2001 (as well as for certain prior periods not included in these financial statements) should be restated to record additional non-cash stock-based compensation expense, and related tax effects, resulting from stock options granted during fiscal years 1996 to 2005 that were incorrectly accounted for under GAAP. This decision was based on the determination that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates we used in preparing our consolidated financial statements.
Our decision to restate our financial statements was based on the facts obtained by an internal investigation into our stock option accounting, conducted initially by the Audit Committee of our Board of Directors, and subsequently by a Special Committee of our Board consisting entirely of non-employee directors who had not served on the Compensation Committee of our Board. The Special Committee, advised by our outside legal counsel and special legal counsel, in consultation with management, concluded that nearly all option grants from December 1995 through July 2005 were accounted for improperly, and concluded that stock-based compensation associated with nearly all grants was misstated in fiscal years 1996 through 2005 and in the first quarter of fiscal 2006. The Special Committee identified several practices, including the retrospective selection of grant dates and the completion subsequent to the grant date of the allocation of individual awards, which caused errors related to stock option grant measurement dates and stock-based compensation. The Special Committee concluded, based on its review of the facts and circumstances surrounding our option grant practices, that management knew that relevant accounting rules required us to record stock-based compensation charges when we made below fair market value option grants, but did not apply those rules correctly or assure that they were being applied correctly and therefore failed to record necessary accounting charges. The Special Committee further concluded that there was no evidence to indicate that the practices that caused errors related to stock option grant measurement dates and stock-based compensation resulted from willful misconduct.
During the second half of fiscal 2005, prior to the commencement of the investigation by the Audit Committee and the Special Committee, we revised our stock option grant practices. The revised grant process includes, among other things, fixed grant dates during the year, review by the Compensation Committee of a preliminary grant list in advance of the fixed grant date and a final approval by the Compensation Committee of the final list of grant recipients on the fixed grant date.
(a) Evaluation of disclosure controls and procedures
Our management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities and Exchange Act of 1934, as amended) as of November 30, 2005 in connection with the filing of our original Form 10-K in February 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods.
Subsequent to the evaluation made in connection with the Original Filing for the year ended November 30, 2005 and in connection with the restatement and the filing of this Form 10-K/A, our management, including the chief executive officer and chief financial officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of November 30, 2005. Notwithstanding the material weakness discussed below, our management, including the chief executive officer and chief financial officer, has concluded that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
(b) Management’s Annual Report on Internal Control Over Financial Reporting (as revised)
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
In connection with the filing of the original Form 10-K in February 2006, our management included Management’s Annual Report on Internal Control over Financial Reporting therein, which expressed a conclusion by management that management believed that our internal control over financial reporting was effective as of November 30, 2005. In connection with filing this amended Form 10-K/A for the year ended November 30, 2005, our management reassessed the effectiveness of our internal control over financial reporting as of November 30, 2005. In making each of these assessments, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. As a result of the restatement of our consolidated financial statements, our management has determined that a material weakness in our internal control over financial reporting existed as of November 30, 2005, and, based on the criteria noted above, has now concluded that our internal control over financial reporting was not effective as of November 30, 2005.
Specifically, our management determined that we had a material weakness resulting from the failure to design and implement controls necessary to provide reasonable assurance that historical measurement dates for stock option grants to employees were appropriately determined; accordingly, the measurement dates used for certain option grants were not appropriate, and the Company’s accounting for those grants was not in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. This material weakness resulted in the restatement described in Note 14 to the restated consolidated financial statements included in this Form 10-K/A. Our management determined that this control deficiency was a material weakness, based upon the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiency, and the lack of other mitigating controls.
Management’s revised assessment of the effectiveness of its internal control over financial reporting as of November 30, 2005, as included in this Form 10-K/A, has been attested to by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in internal control over financial reporting
No changes in our internal control over financial reporting occurred during the quarter ended November 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We believe that subsequent to November 30, 2005, we completed our remediation of the material weakness in our internal control over financial reporting relating to the proper measurement of expense under Accounting Principles Board Opinion 25 that existed at November 30, 2005. During the second half of fiscal 2005, prior to the commencement of the investigation by the Audit Committee and the Special Committee, we revised our stock option grant practices. The revised grant process includes, among other things, fixed grant dates during the year, review by the Compensation Committee of a preliminary grant list in advance of the fixed grant date and a final approval by the Compensation Committee of the final list of grant recipients on the fixed grant date. Additionally, during fiscal 2006 our management has corrected its understanding of the accounting principles included in APB 25 and as a result, our previous accounting for stock-based compensation has been corrected in the restated selected financial data appearing in Item 6 and the restated consolidated financial statements appearing in Item 8 of this Form 10-K/A.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as revised), that Progress Software Corporation and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of November 30, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our report dated February 10, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting as of November 30, 2005. As described in the following paragraph, the Company subsequently identified material misstatements in its annual financial statements, which caused such annual financial statements to be restated. Management subsequently revised its assessment due to the identification of the material weakness described in the following paragraph. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of November 30, 2005 expressed herein is different from that expressed in our previous report.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment. The Company did not design and implement controls necessary to provide reasonable assurance that historical measurement dates for stock option grants to employees were appropriately determined; accordingly, the measurement dates used for certain option grants were not appropriate, and the Company’s accounting for those grants was not in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. This material weakness resulted in the restatement described in Note 14 to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company’s consolidated financial statements as of and for the year ended November 30, 2005 (as restated), and this report does not affect our report on such restated financial statements.
In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of November 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of November 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended November 30, 2005 (as restated), and our report dated February 10, 2006 (December 18, 2006 as to the effect of the matters discussed in the third, fourth and fifth paragraphs of Note 13 and the effect of the restatement discussed in Note 14) expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 10, 2006 (December 18, 2006 as to the effect of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (as revised))
Item 9B. Other Information
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
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents Filed as Part of this Form 10-K/A
1. Financial Statements (included in Item 8 of this report on Form 10-K/A):
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

2.1	Agreement and Plan of Merger Among Progress Software Corporation, Chopin Merger Sub, Inc. and eXcelon Corporation (1)

2.2	Purchase Agreement Dated as of December 5, 2003 By and Among Progress Software Corporation, Diamond Acquisition Corp. and DataDirect Technologies Limited (2)

2.3	Agreement and Plan of Merger dated as of April 6, 2005 by and among Progress Software Corporation, PSC Merger Corp., Apama Inc., and certain stockholders of Apama Inc. (3)

2.4	Agreement and Plan of Merger dated August 31, 2005 by and among Progress Software Corporation, Sonic Software Corporation and Sonic Merger Corporation (4)

2.5	Agreement and Plan of Merger dated December 19, 2005 by and among Progress Software Corporation, Noble Acquisition Corporation and NEON Systems, Inc. (5)

2.6	Agreement and Plan of Merger dated January 18, 2006 by and among Progress Software Corporation, ACTC Acquisition Corp., Actional Corporation, Certain Stockholders of Actional Corporation and Standish O’Grady, as the Company Stockholder Representative (6)

3.1	Restated Articles of Organization (7)

3.1.1	Articles of Amendment to Restated Articles of Organization filed on January 19, 1995 (8)

3.1.2	Articles of Amendment to Restated Articles of Organization filed on November 17, 1997 (9)

3.1.3	Articles of Amendment to Restated Articles of Organization filed on May 6, 1999 (10)

3.1.4	Articles of Amendment to Restated Articles of Organization filed on June 17, 2000 (11)

3.2	By-Laws, as amended and restated (12)

4.1	Specimen certificate for the Common Stock (13)

10.1*	Amended and Restated 1984 Incentive Stock Option Plan (14)

10.2*	1991 Employee Stock Purchase Plan, as amended (15)

10.3*	1992 Incentive and Nonqualified Stock Option Plan (16)

10.4*	1994 Stock Incentive Plan (17)

10.5*	1993 Directors’ Stock Option Plan (18)

10.6*	1997 Stock Incentive Plan, as amended (19)

10.7*	Employee Retention and Motivation Agreement executed by each of the Executive Officers (20)

10.8*	First amendment to Employee Retention and Motivation Agreement executed by each of the Executive Officers (21)

10.9*	2002 Nonqualified Stock Plan (22)

10.10*	2004 Inducement Stock Plan (23)

10.12	Written offer of employment with Larry R. Harris dated April 29, 2005 (24)

21.1**	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – Joseph W. Alsop

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 – Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement and Plan of Merger By and Among Progress Software Corporation, PSI Acquisition Sub, Inc. and Persistence Software, Inc. (25)

99.1	Asset Purchase Agreement dated April 29, 2005 by and among Progress Development Corporation, EasyAsk, Inc. and Sigma Partners LLP, as indemnification representative (26)

(1)	Incorporated by reference to Exhibit 1 of Schedule 13D filed October 28, 2002.

(2)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed January 7, 2004.

(3)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed April 12, 2005.

(4)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed September 7, 2005.

(5)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed December 22, 2005.

(6)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed January 23, 2006.

(7)	Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

(8)	Incorporated by reference to Exhibit 3.1.1 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1994.

(9)	Incorporated by reference to Exhibit 3.1.2 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1997.

(10)	Incorporated by reference to Exhibit 3.1.3 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1999.

(11)	Incorporated by reference to Exhibit 3.1.4 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

(12)	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1991.

(13)	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1, File No. 33-41223, as amended.

(14)	Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, File No. 33-41223, as amended.

(15)	Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 1998.

(16)	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(17)	Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(18)	Incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(19)	Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

(20)	Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

(21)	Incorporated by reference to Exhibit 10.10.1 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1999.

(22)	Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2002.

(23)	Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

(24)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed May 5, 2005.

(25)	Incorporated by reference to Exhibit 99.1 of Form 8-K filed September 27, 2004.

(26)	Incorporated by reference to Exhibit 99.1 of Form 8-K filed May 5, 2005.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of PSC participates

**	Previously filed
(c) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of December, 2006.

PROGRESS SOFTWARE CORPORATION

By:	/s/ JOSEPH W. ALSOP Joseph W. Alsop
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. ALSOP Joseph W. Alsop	Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2006

/s/ NORMAN R. ROBERTSON Norman R. Robertson	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	December 18, 2006

/s/ DAVID H. BENTON, JR. David H. Benton, Jr.	Vice President and Corporate Controller (Principal Accounting Officer)	December 18, 2006

/s/ ROGER J. HEINEN, JR. Roger J. Heinen, Jr.	Director	December 18, 2006

/s/ CHARLES F. KANE Charles F. Kane	Director	December 18, 2006

/s/ MICHAEL L. MARK Michael L. Mark	Director	December 18, 2006

/s/ SCOTT A. MCGREGOR Scott A. McGregor	Director	December 18, 2006

/s/ AMRAM RASIEL Amram Rasiel	Director	December 18, 2006