Form 10-Q/A
period 2006-02-28
PROGRESS SOFTWARE CORP /MA
filed 2006-12-19
CIK 876167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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
Yes ☐      No☑
As of March 31, 2006, there were 41,091,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

Explanatory Note — Restatement of Consolidated Financial Statements
We are amending our Quarterly Report on Form 10-Q for the three months ended February 28, 2006, originally filed with the Securities and Exchange Commission (SEC) on April 7, 2006 (the Original Filing), to restate our consolidated financial statements and the related disclosures.
On August 29, 2006, the Audit Committee of our Board of Directors concluded that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates we used in preparing our consolidated financial statements, and that our annual and interim consolidated financial statements, including the reports of our independent registered public accounting firm thereon, and our earnings releases and similar communications for the year ended November 30, 1996 and subsequent periods, should no longer be relied upon.
On November 28, 2006, our Board of Directors concluded that our consolidated financial statements for the three months ended February 28, 2006 and each of the years during the three year period ended November 30, 2005 (including all interim periods) should be restated to record additional non-cash stock-based compensation expense, and related tax effects, resulting from stock options granted during fiscal years 1996 to 2005 that were incorrectly accounted for under accounting principles generally accepted in the United States of America (GAAP). This decision was based on the determination that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates we used in preparing our consolidated financial statements.
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
For more information regarding the proceedings of the Special Committee and the restatement, see Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Consolidated Financial Statements” of this report, the “Explanatory Note - Restatement of Consolidated Financial Statements” at the beginning of our amended Annual Report on Form 10-K/A filed on December 18, 2006, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements” of that report.
In our restated financial statements, we recorded a reduction of stock-based compensation expense of $0.5 million for the three months ended February 28, 2006 and additional stock-based compensation expense of $0.8 million for the three months ended February 28, 2005. As a result of the errors in determining measurement dates, we also recorded payroll withholding tax-related adjustments for certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. We recorded estimated payroll withholding tax liabilities of $0.1 million and $0.3 million for the three months ended February 28, 2006 and 2005, respectively, in connection with the disqualification of such ISO tax treatment. The stock-based compensation expenses, including the aforementioned withholding tax adjustments and income tax expense adjustments, increased net income by $0.1 million for the three months ended February 28, 2006 and decreased net income by $0.8 million for the three months ended February 28, 2005.
We also restated our balance sheet as of February 28, 2006 to reclassify auction rate securities to short-term investments from cash and equivalents and the related purchases and sales of such securities in the statements of cash flows.
All the information in this Form 10-Q/A is as of February 28, 2006 and does not reflect any subsequent information or events other than the restatement and related matters as discussed in notes 2 and 9 to the consolidated financial statements appearing in this Form 10-Q/A. Specifically, we are not reconfirming, updating or otherwise endorsing as of the date hereof any financial guidance for fiscal 2006, including any previous projections of revenue, income from operations, effective tax rates or other results of operations, or other forward-looking information restated in this report. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:

Part I - Item 1 - Financial Information
Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I - Item 4 - Controls and Procedures
Part II - Item 1 - Legal Proceedings
Part II - Item 1A - Risk Factors
Part II - Item 6 - Exhibits
In accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, and 32.1.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q/A
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	February 28,	November 30,
	2006	2005
	(as restated,
	see Note 2)
Assets
Current assets:
Cash and equivalents	$53,586	$40,398
Short-term investments	153,523	226,022

Total cash and short-term investments	207,109	266,420
Accounts receivable, net	77,592	66,592
Other current assets	17,862	11,813
Deferred income taxes	17,589	16,379

Total current assets	320,152	361,204

Property and equipment, net	46,489	42,816
Acquired intangible assets, net	76,182	47,213
Goodwill	153,419	84,974
Deferred income taxes	14,433	20,442
Other assets	4,986	5,066

Total	$615,661	$561,715

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$265	$262
Accounts payable	12,815	11,654
Accrued compensation and related taxes	28,867	41,653
Income taxes payable	2,132	306
Other accrued liabilities	28,887	22,737
Remaining purchase price due to Actional shareholders	18,129	—
Short-term deferred revenue	124,871	99,697

Total current liabilities	215,966	176,309

Long-term debt, less current portion	1,870	1,938

Long-term deferred revenue	6,263	5,068

Deferred income taxes	3,639	3,580

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 40,575 shares in 2006 and 40,436 shares in 2005	164,198	161,727
Deferred compensation	—	(5,706)
Retained earnings, including accumulated other comprehensive loss of $1,795 in 2006 and $2,181 in 2005	223,725	218,799

Total shareholders’ equity	387,923	374,820

Total	$615,661	$561,715

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended
	Feb. 28, 2006	Feb. 28, 2005
	(as restated,	(as restated,
	see Note 2)	see Note 2)
Revenue:
Software licenses	$42,780	$37,555
Maintenance and services	61,141	60,167

Total revenue	103,921	97,722

Costs of revenue:
Cost of software licenses	2,210	1,957
Cost of maintenance and services	14,231	14,154
Amortization of acquired intangibles for purchased technology	1,524	1,145

Total costs of revenue	17,965	17,256

Gross profit	85,956	80,466

Operating expenses:
Sales and marketing	42,644	38,734
Product development	18,927	16,661
General and administrative	13,198	10,961
Amortization of other acquired intangibles	1,383	852
Acquisition-related expenses	1,534	—
-
Total operating expenses	77,686	67,208

Income from operations	8,270	13,258

Other income (expense):
Interest income and other	1,795	890
Foreign currency loss	(1,098)	(1,551)

Total other income, net	697	(661)

Income before provision for income taxes	8,967	12,597
Provision for income taxes	3,058	4,051

Net income	$5,909	$8,546

Earnings per share:
Basic	$0.15	$0.23
Diluted	$0.14	$0.22

Weighted average shares outstanding:
Basic	40,499	36,573
Diluted	43,057	39,544

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended Feb. 28,
	2006	2005
	(as restated,	(as restated,
	see Note 2)	see Note 2)
Cash flows from operating activities:
Net income	$5,909	$8,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,084	2,214
Amortization of capitalized software costs	44	68
Amortization of acquired intangible assets	2,907	1,997
Stock-based compensation	5,943	811
Deferred income taxes	(1,136)	(260)
Tax benefit from stock options	504	1,277
In-process research and development	900	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(5,285)	(7,363)
Other current assets	(3,677)	713
Accounts payable and accrued expenses	(19,930)	(11,022)
Income taxes payable	985	(102)
Deferred revenue	16,553	17,325

Net cash provided by operating activities	5,801	14,204

Cash flows from investing activities:
Purchases of investments available for sale	(86,961)	(38,831)
Sales and maturities of investments available for sale	159,460	20,375
Purchases of property and equipment	(4,878)	(2,106)
Acquisitions, net of cash acquired	(62,033)	—
Increase in other non-current assets	26	81

Net cash provided by (used for) investing activities	5,614	(20,481)

Cash flows from financing activities:
Issuance of common stock from stock plans	4,166	6,696
Excess tax benefit from stock options	374	—
Payment of long-term debt	(65)	(63)
Repurchase of common stock	(3,361)	(5,757)

Net cash provided by financing activities	1,114	876

Effect of exchange rate changes on cash	659	404

Net increase (decrease) in cash and equivalents	13,188	(4,997)
Cash and equivalents, beginning of period	40,398	58,439

Cash and equivalents, end of period	$53,586	$53,442

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1: Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the restated audited financial statements included in our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2005.
In the opinion of management, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the restated audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.
Note 2: Restatement of Previously Issued Consolidated Financial Statements
On November 28, 2006, our Board of Directors concluded that our consolidated financial statements for the three months ended February 28, 2006 and each of the years during the three year period ended November 30, 2005 (including all interim periods) should be restated to record additional non-cash stock-based compensation expense, and related tax effects, resulting from stock options granted during fiscal years 1996 to 2005 that were incorrectly accounted for under GAAP. This decision was based on the determination that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates we used in preparing our consolidated financial statements.
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
In the accompanying restated financial statements, we recorded a reduction of stock-based compensation expense of $0.5 million for the three months ended February 28, 2006 and additional stock-based compensation expense of $0.8 million for the three months ended February 28, 2005. The change in the amount of stock-based compensation expense in the three months ended February 28, 2006 also included adjustments resulting from implementing an enhanced IT system to measure and recognize the fair value of equity awards. As a result of the errors in determining measurement dates, we also recorded payroll withholding tax-related adjustments for the exercise of certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date, and thus did not qualify for ISO tax treatment. Because these options did not qualify for ISO tax treatment, we should have withheld additional taxes on exercise of those options. We recorded estimated payroll withholding tax liabilities of $0.1 million and $0.3 million for the three months ended February 28, 2006 and 2005, respectively, in connection with the disqualification of such ISO tax treatment. We have included in the estimated payroll withholding liabilities an estimate of a gross-up in income for any payments to be made on behalf of employees. The stock-based compensation expenses, including the aforementioned withholding tax adjustments and income tax expense adjustments, increased net income by $0.1 million for the three months ended February 28, 2006 and decreased net income by $0.8 million for the three months ended February 28, 2005.

We also restated our balance sheet as of February 28, 2006 to reclassify auction rate securities totaling $17.0 million to short-term investments from cash and equivalents and we restated net cash used for investing activities within the consolidated statement of cash flows for each period.
Statement of Operations Adjustments
The following is a summary of the adjustments to our previously issued statements of operations for the three months ended February 28, 2006 and 2005.
(In thousands, except per share data)

Three Months Ended,	Feb. 28, 2006			Feb. 28, 2005
	(as reported)	(adjustments)	(as restated)	(as reported)	(adjustments)	(as restated)

Revenue:
Software licenses	$42,780	—	$42,780	$37,555	—	$37,555
Maintenance and services	61,141	—	61,141	60,167	—	60,167

Total revenue	103,921	—	103,921	97,722	—	97,722

Costs of revenue:
Cost of software licenses	2,214	(4)	2,210	1,951	6	1,957
Cost of maintenance and services	14,250	(19)	14,231	14,036	118	14,154
Amortization of acquired intangibles for purchased technology	1,524	—	1,524	1,145	—	1,145

Total costs of revenue	17,988	(23)	17,965	17,132	124	17,256

Gross profit	85,933	23	85,956	80,590	(124)	80,466

Operating expenses:
Sales and marketing	42,797	(153)	42,644	38,329	405	38,734
Product development	19,007	(80)	18,927	16,399	262	16,661
General and administrative	13,347	(149)	13,198	10,652	309	10,961
Amortization of other acquired intangibles	1,383	—	1,383	852	—	852
Acquisition-related expenses, net	1,534	—	1,534	—	—	—

Total operating expenses	78,068	(382)	77,686	66,232	976	67,208

Income from operations	7,865	405	8,270	14,358	(1,100)	13,258

Other income (expense):
Interest income and other	1,795	—	1,795	890	—	890
Foreign currency loss	(1,098)	—	(1,098)	(1,551)	—	(1,551)

Total other income, net	697	—	697	(661)	—	(661)

Income before provision for income taxes	8,562	405	8,967	13,697	(1,100)	12,597
Provision for income taxes	2,783	275	3,085	4,383	(332)	4,051

Net income	$5,779	$130	$5,909	$9,314	$(768)	$8,546

Earnings per share:
Basic	$0.14	$0.01	$0.15	$0.25	$(0.02)	$0.23
Diluted	$0.14	—	$0.14	$0.23	$(0.01)	$0.22

Weighted average shares outstanding:
Basic	40,499	—	40,499	36,573	—	36,573
Diluted	42,465	592	43,057	39,721	(177)	39,544

Balance Sheet Adjustments
The following is a summary of the impact of the financial statement adjustments on our previously reported consolidated balance sheets as of February 28, 2006.
(In thousands, except share data)

	As of
	Feb. 28, 2006
	(as reported)	(adjustments)	(as restated)
Assets
Current assets:
Cash and equivalents	$70,586	(17,000)	$53,586
Short-term investments	136,523	17,000	153,523

Total cash and short-term investments	207,109	—	207,109
Accounts receivable	77,592	—	77,592
Other current assets	17,862	—	17,862
Deferred income taxes	22,967	(5,378)	17,589

Total current assets	325,530	(5,378)	320,152

Property and equipment, net	46,489	—	46,489
Intangible assets, net	76,182	—	76,182
Goodwill	153,419	—	153,419
Deferred income taxes	14,433	—	14,433
Other assets	4,986	—	4,986

Total	$621,039	(5,378)	$615,661

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$265	—	$265
Accounts payable	12,815	—	12,815
Accrued compensation and related taxes	26,377	2,490	28,867
Income taxes payable	1,993	139	2,132
Other accrued liabilities	28,887	—	28,887
Remaining purchase price due to Actional shareholders	18,129	—	18,129
Short-term deferred revenue	124,871	—	124,871

Total current liabilities	213,337	2,629	215,966

Long-term debt, less current portion	1,870	—	1,870

Long-term deferred revenue	6,263	—	6,263

Deferred income taxes	3,639	—	3,639

Shareholders’ equity:
Common stock, $.01 par value, and additional paid-in capital;	150,358	13,840	164,198

Retained earnings	245,572	(21,847)	223,725
Total shareholders’ equity	395,930	(8,007)	387,923
Total	$621,039	(5,378)	$615,661

Note 3: Stock-based Compensation
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
Prior to adopting SFAS 123R, we accounted for stock-based compensation under APB 25, as permitted by SFAS 123. Under APB 25, we recorded stock-based compensation expense associated with below-market grants of stock options but generally did not otherwise record any stock-based compensation. We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated to conform to FAS 123R and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in the three months ended February 28, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, less estimated forfeitures.
Prior to the adoption of SFAS 123R, we presented all excess tax benefits related to stock compensation as cash flows from operating activities in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from these tax benefits to be classified as cash flows from financing activities. In the first quarter of fiscal 2006, the excess tax benefit from the exercise of stock options was $0.4 million and was classified as cash flows from financing activities.
Had we used the fair value method prescribed by SFAS 123R to measure compensation related to stock options and awards to employees in prior periods, pro forma net income and pro forma earnings per share would have been as follows:
(In thousands, except per share data)

Three Months Ended Feb. 28,	2005

Net income, as currently reported	$8,546
Add: stock-based compensation expense included in reported net income, net of tax	558
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(2,823)

Pro forma net income	$6,281

Basic earnings per share:
As reported	$0.23
Pro forma	$0.17

Diluted earnings per share:
As reported	$0.22
Pro forma	$0.16

The stock-based employee compensation expense that is reflected in the Statement of Operations in the first quarter of fiscal 2006 was approximately $5.9 million. The total income tax benefit recognized in the Statement of Operations for the first quarter of fiscal 2006 for share-based payments was approximately $1.6 million.
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
We have an employee stock purchase plan which permits eligible employees to purchase shares of our common stock at 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. A total of 3,200,000 shares are issuable under the employee stock purchase plan, of which 473,000 shares were available at February 28, 2006.
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
A summary of the status of our restricted stock awards as of February 28, 2006 is as follows:
(In thousands, except per share data)

		Weighted Average
	Number	Grant date
	of Shares	Fair value

Restricted stock awards nonvested, December 1, 2005	188	$30.81
Granted	—	—
Vested	—	30.81
Forfeited	(3)	30.81

Restricted stock awards nonvested, February 28, 2006	185	$30.81

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

Based on the above assumptions, the weighted average estimated fair value of options granted in the first quarter of fiscal years 2006 and 2005 was $9.36 and $8.76 per share, respectively. We estimate forfeitures related to option grants at an annual rate of 7% per year. The weighted average estimated fair value for shares issued under the ESPP in the first quarter of fiscal years 2006 and 2005 was $6.42 and $5.67 per share, respectively.
Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.
Total gross unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards amounted to $44.5 million at February 28, 2006. The shares associated with this unrecognized expense have a weighted average remaining vest period of 2.9 years.
Note 4: Earnings Per Share
We calculate basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table provides the calculation of basic and diluted earnings per share on an interim basis:
(In thousands, except per share data)

	Three Months Ended Feb. 28,
	2006	2005

Net income	$5,909	$8,546

Weighted average shares outstanding	40,499	36,573
Dilutive impact from outstanding stock options	2,558	2,971

Diluted weighted average shares outstanding	43,057	39,544

Earnings per share:
Basic	$0.15	$0.23
Diluted	$0.14	$0.22

Note 5: Income Taxes
We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. We record cumulative adjustments to the tax provision in an interim period in which a change in the estimated annual effective rate is determined.

Note 6: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments, unrealized gains and losses on foreign exchange hedging contracts and unrealized gains and losses on investments. The following table provides the calculation of comprehensive income on an interim basis:
(In thousands)

	Three Months Ended Feb. 28,
	2006	2005

Net income	$5,909	$8,546
Foreign currency translation adjustments, net of tax	359	95
Unrealized gains on foreign exchange hedging contracts, net of tax	—	622
Unrealized gains (losses) on investments, net of tax	27	(56)

Total comprehensive income	$6,295	$9,207

Note 7: Segment Information
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
The following table provides revenue and income from operations from our reportable segments on an interim basis:
(In thousands)

	Three Months Ended Feb. 28,
	2006	2005

Revenue:
Application Development and Deployment	$91,894	$86,423
Enterprise SOA Infrastructure	13,847	12,116
Reconciling items	(1,820)	(817)

Total	$103,921	$97,722

Income (loss) from operations:
Application Development and Deployment	$30,490	$26,579
Enterprise SOA Infrastructure	(6,805)	(7,433)
Reconciling items	(15,415)	(5,888)

Total	$8,270	$13,258

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

Note 8: Acquisitions of NEON and Actional
On January 20, 2006, we acquired for a combination of cash and stock, through a wholly-owned subsidiary, the stock of Actional Corporation (Actional) for an aggregate purchase price of approximately $29 million, net of cash acquired. Actional is a leading provider of Web services management software for visibility and run-time governance of distributed IT systems in a service-oriented architecture. The purpose of the acquisition was to broaden the Sonic product line. Upon the closing of the transaction, Actional became part of our Sonic operating unit. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Actional in our operating results from the date of acquisition. Transaction costs related to this acquisition totaled $0.4 million of direct acquisition costs. We paid the purchase price in cash from available funds. Approximately $18.1 million of the total purchase price remained to be paid at February 28, 2006. We expect to make these payments by the end of our second quarter.
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
Included in acquisition-related expenses is $0.9 million of in-process research and development from the acquisition of NEON, which was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. The value of in-process research and development was determined based on an appraisal from an independent third party.

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
Note 9: Subsequent Events
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
The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q/A, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those described in Part II, Item 1A of this Form 10-Q/A under the heading “Risk Factors.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.
Restatement of Consolidated Financial Statements
On August 29, 2006, the Audit Committee of our Board of Directors concluded that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates we used in preparing our consolidated financial statements, and that our annual and interim consolidated financial statements, including the reports of our independent registered public accounting firm thereon, and our earnings releases and similar communications for the year ended November 30, 1996 and subsequent periods, should no longer be relied upon.
On November 28, 2006, our Board of Directors concluded that our consolidated financial statements for the three months ended February 28, 2006 and each of the years during the three year period ended November 30, 2005 (including all interim periods) should be restated to record additional non-cash stock-based compensation expense, and related tax effects, resulting from stock options granted during fiscal years 1996 to 2005 that were incorrectly accounted for under GAAP. This decision was based on the determination that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates we used in preparing our consolidated financial statements.
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
Our option grants were made by means of unanimous written consents executed by the Compensation Committee. During fiscal years 1996 through 2005, we used as the measurement date for our option grants the dates which appeared on the unanimous written consents. However, during the period from December 1995 through July 2005, the Compensation Committee generally did not execute those written consents on the dates appearing on those consents. Instead, the consents were generally executed by the Compensation Committee after the dates stated on the consents. During fiscal years 1996 through 2002, we generally selected the dates used as the grant dates retrospectively. Particularly for our annual grants, which represented the largest number of options granted each year, we chose as the grant date a date on which the closing price of our common stock was at or near the lowest price for the quarter in which the annual grant was made.
For our large annual grants made between December 2002 and November 2004, we used as the measurement date the date reported by our Section 16 officers as the grant date on their Forms 4. Generally, however, as of the reported grant date, we had not made a final determination of the number of options to be granted to individual recipients other than our Section 16 officers. In addition, we generally selected the reported grant date by choosing the date when our common stock price was the lowest between the second business day before the filing date of the Forms 4 and the filing date.
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
For more information regarding the proceedings of the Special Committee and the restatement, see the “Explanatory Note - Restatement of Consolidated Financial Statements” at the beginning of our amended Annual Report on Form 10-K/A filed on December 18, 2006, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Consolidated Financial Statements” of that report.
In the accompanying restated financial statements, we recorded a reduction of stock-based compensation expense of $0.5 million for the three months ended February 28, 2006 and additional stock-based compensation expense of $0.8 million for the three months ended February 28, 2005. The change in the amount of stock-based compensation expense in the three months ended February 28, 2006 also included adjustments resulting from implementing an enhanced IT system to measure and recognize the fair value of equity awards. As a result of the errors in determining measurement dates, we also recorded payroll withholding tax-related adjustments for the exercise of certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date, and thus did not qualify for ISO tax treatment. Because these options did not qualify for ISO tax treatment, we should have withheld additional taxes on exercise of those options. We recorded estimated payroll withholding tax liabilities of $0.1 million and $0.3 million for the three months ended February 28, 2006 and 2005, respectively, in connection with the disqualification of such ISO tax treatment. We have included in the estimated payroll withholding liabilities an estimate of a gross-up in income for any payments to be made on behalf of employees. The stock-based compensation expenses, including the aforementioned withholding tax adjustments and income tax expense adjustments, increased net income by $0.1 million for the three months ended February 28, 2006 and decreased net income by $0.8 million for the three months ended February 28, 2005.

On November 28, 2006, our Board of Directors authorized us to mitigate the unfavorable personal tax consequences under Section 409A of the Internal Revenue Code. Options determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date and vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A, and holders are subject to an excise tax on the value of the options in the year in which they vest. We have determined that options to purchase approximately 3.1 million shares of our common stock held by current and former employees may be subject to adverse tax consequences under Section 409A.
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
We derive a significant portion of our revenue from international operations. In the first quarter of fiscal 2006, the strengthening of the U.S. dollar against most major currencies, primarily the euro and the British pound, negatively affected the translation of our results into U.S. dollars. In the first quarter of fiscal 2005 as well as in fiscal years 2002 through 2004, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the translation of our results into U.S. dollars.

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
In transitioning from APB 25 to SFAS 123R, we have applied the modified prospective method. Accordingly, periods prior to adoption have not been restated to conform to SFAS 123R and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in periods after adoption includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, less estimated forfeitures.
The stock-based employee compensation cost that is reflected in net income in the first quarter of fiscal 2006 was approximately $5.9 million. The total income tax benefit recognized in our statement of operations for the first quarter of fiscal 2006 for share-based payments was approximately $1.6 million. Total gross unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards amounted to $44.5 million at February 28, 2006. The shares associated with this unrecognized expense have a weighted average remaining vest period of 2.9 years. For fiscal 2006, total stock-based compensation expense, including amounts from the issuance of restricted shares and amounts from stock options using the fair value provisions of SFAS 123R, is estimated to be approximately $23 million.
Prior to the adoption of SFAS 123R, we presented all excess tax benefits related to stock compensation as cash flows from operating activities in our statement of cash flows. SFAS 123R requires the cash flows resulting from these excess tax benefits to be classified as cash flows from financing activities when realized. In the first quarter of fiscal 2006, the tax benefit from the exercise of stock options was $0.4 million, which was classified as cash flows from financing activities.
For more information about stock-based compensation, including valuation methodology, see Note 3 of Notes to our Consolidated Financial Statements included in Item 1 of this Form 10-Q/A and “- Critical Accounting Policies — Stock-Based Compensation” below.
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
We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K/A, as well as the notes to our Consolidated Financial Statements included in Item 1 of this Form 10-Q/A.
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
Goodwill and Intangible Assets — We have goodwill and net intangible assets of $229.6 million at February 28, 2006. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize cash flow models to determine the fair value of our reporting units. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models, as do the third parties that provide valuation reports to us. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting — We have a net deferred tax asset of $28.4 million at February 28, 2006. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.
Stock-Based Compensation — We account for stock-based compensation expense in accordance with SFAS 123R. Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.

Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue		Period-to-Period Change
			2006
	Three Months Ended		Compared
	Feb. 28, 2006	Feb. 28, 2005	to 2005

Revenue:
Software licenses	41%	38%	14%
Maintenance and services	59	62	2

Total revenue	100	100	6

Costs of revenue:
Cost of software licenses	2	2	13
Cost of maintenance and services	14	14	1
Amortization of acquired intangibles for purchased technology	1	1	33

Total costs of revenue	17	17	4

Gross profit	83	83	7

Operating expenses:
Sales and marketing	41	40	10
Product development	18	17	14
General and administrative	13	11	20
Amortization of other acquired intangibles	1	1	62
Acquisition-related expenses	2	—	—

Total operating expenses	75	69	16

Income from operations	8	14	(38)
Other (expense) income, net	1	(1)	205

Income before provision for income taxes	9	13	(29)
Provision for income taxes	3	4	(25)

Net income	6%	9%	(31)%

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

Maintenance and services revenue increased 2% from $60.2 million in the first quarter of fiscal 2005 to $61.1 million in the first quarter of fiscal 2006. Maintenance and services revenue would have increased by 6% if exchange rates had been constant in the first quarter of fiscal 2006 as compared to exchange rates in effect in the first quarter of fiscal 2005. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of growth in our installed customer base, renewal of maintenance agreements and an increase in professional services revenue.
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
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services remained the same at $14.2 million in the first quarter of fiscal 2005 and in the first quarter of fiscal 2006, and remained the same as a percentage of maintenance and services revenue at 23%. Our technical support, education and consulting headcount increased by 2% from the end of the first quarter of fiscal 2005 to the end of the first quarter of fiscal 2006.
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
Gross Profit. Our gross profit increased 7% from $80.5 million in the first quarter of fiscal 2005 to $86.0 million in the first quarter of fiscal 2006. The gross profit percentage remained the same at 83% of total revenue in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.
Sales and Marketing. Sales and marketing expenses increased 10% from $38.7 million in the first quarter of fiscal 2005 to $42.6 million in the first quarter of fiscal 2006, and increased as a percentage of total revenue from 40% to

41%. The increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses resulting from acquisitions and to the adoption of SFAS 123R. Sales and marketing expenses included $0.3 million stock-based compensation in the first quarter of fiscal 2005 as compared to $2.2 million of stock-based compensation in the first quarter of fiscal 2006. Our sales support and marketing headcount increased by 8% from the end of the first quarter of fiscal 2005 to the end of the first quarter of fiscal 2006.
Product Development. Product development expenses increased 14% from $16.7 million in the first quarter of fiscal 2005 to $18.9 million in the first quarter of fiscal 2006, and increased as a percentage of revenue from 17% to 18%. The dollar increase was primarily due to headcount-related expenses from the development teams associated with the recently acquired Apama, NEON and Actional products and the adoption of SFAS 123R. Product development expenses included $0.2 million of stock-based compensation in the first quarter of fiscal 2005 as compared to $1.4 million of stock-based compensation in the first quarter of fiscal 2006. Our product development headcount increased 29% from the end of the first quarter of fiscal 2005 to the end of the first quarter of fiscal 2006.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 20% from $11.0 million in the first quarter of fiscal 2005 to $13.2 million in the first quarter of fiscal 2006, and increased as a percentage of revenue from 11% to 13%. The dollar increase was primarily due to headcount-related costs, transition and integration costs associated with acquisitions, and the adoption of SFAS 123R. General and administrative expenses included $0.3 million of stock-based compensation in the first quarter of fiscal 2005 as compared to $1.9 million of stock-based compensation in the first quarter of fiscal 2006. Our administrative headcount increased 14% from the end of the first quarter of fiscal 2005 to the end of the first quarter of fiscal 2006.
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
Income From Operations. Income from operations decreased 38% from $13.3 million in the first quarter of fiscal 2005 to $8.3 million in the first quarter of fiscal 2006 and decreased as a percentage of total revenue from 14% in the first quarter of fiscal 2005 to 8% in the first quarter of fiscal 2006. The decrease was primarily due to the adoption of SFAS 123R and the increase in amortization of acquired intangibles and other acquisition-related expenses. If we are able to meet our forecasted revenue target and expenses occur as planned for the remainder of the fiscal year, we expect income from operations as a percentage of revenue to be between 10% and 11% for all of fiscal 2006.
Income from operations increased from $26.6 million in the first quarter of fiscal 2005 to $30.5 million in the first quarter of fiscal 2006 in our Application Development & Deployment segment, which primarily includes OED and DataDirect Technologies. Losses from operations decreased from $7.4 million in the first quarter of fiscal 2005 to $6.8 million in the first quarter of fiscal 2006 in our Enterprise SOA Infrastructure segment, which includes Sonic and Real Time. See Note 7 to the accompanying condensed consolidated financial statements for a reconciliation of income from operations for each segment to consolidated income from operations.

Other Income. Other income increased 205% from ($0.7) million in the first quarter of fiscal 2005 to $0.7 million in the first quarter of fiscal 2006. The increase was primarily due to an increase in interest income resulting from slightly higher interest rates, higher average cash and short-term investment balances and lower foreign exchange losses.
Provision for Income Taxes. Our effective tax rate increased from 32% in the first quarter of fiscal 2005 to 34% in the first quarter of fiscal 2006. We estimate that our effective tax rate will be approximately 34% for all of fiscal 2006.
Liquidity and Capital Resources
At the end of the first quarter of fiscal 2006, our cash and short-term investments totaled $207.1 million. The decrease of $59.3 million since the end of fiscal 2005 resulted primarily from cash paid for the acquisitions of NEON and Actional.
We generated $5.8 million in cash from operations in the first three months of fiscal 2006 as compared to $14.2 million in the first three months of fiscal 2005. The decrease in cash generated from operations in the first quarter of fiscal 2006 over the first quarter of fiscal 2005 was primarily due to higher year-end compensation payouts as compared to amounts from the previous period.
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
Off-Balance Sheet Arrangements
Our only significant off-balance sheet commitments relate to operating lease obligations. We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K. Future annual minimum rental lease payments are detailed in Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended November 30, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.
Exposure to market risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We seek to place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. Our investments have an average remaining maturity of less than two years and are primarily fixed-rate instruments. In addition, we have classified all of our debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial.
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
Item 4. Controls and Procedures
Background of Restatement
On August 29, 2006, the Audit Committee of our Board of Directors concluded that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates we used in preparing our consolidated financial statements, and that our annual and interim consolidated financial statements, including the reports of our independent registered public accounting firm thereon, and our earnings releases and similar communications for the year ended November 30, 1996 and subsequent periods, should no longer be relied upon.
On November 28, 2006, our Board of Directors concluded that our consolidated financial statements for the three months ended February 28, 2006 and each of the years during the three year period ended November 30, 2005 (including all interim periods) should be restated to record additional non-cash stock-based compensation expense, and related tax effects, resulting from stock options granted during fiscal years 1996 to 2005 that were incorrectly accounted for under GAAP. This decision was based on the determination that the actual measurement dates for determining the accounting treatment of certain stock option grants differed from the measurement dates we used in preparing our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
Our management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities and Exchange Act of 1934, as amended) in connection with the original filing of our Form 10-Q in April 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods.
Subsequent to the evaluation made in connection with the original filing of our Form 10-Q for the quarter ended February 28, 2006 and in connection with the restatement and the filing of this Form 10-Q/A, our management, including the chief executive officer and chief financial officer, re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of February 28, 2006. Notwithstanding the material weakness discussed below, our management, including the chief executive officer and chief financial officer, has concluded that the consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Specifically, our management determined that we had a material weakness resulting from the failure to design and implement controls necessary to provide reasonable assurance that historical measurement dates for stock option grants to employees were appropriately determined; accordingly, the measurement dates used for certain option grants were not appropriate, and the Company’s accounting for those grants was not in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees and, beginning December 1, 2005, Financial Accounting Standard No. 123(R), Share-based Payments. This material weakness resulted in the restatement described in Note 2 to the restated consolidated financial statements included in this Form 10-Q/A. Our management determined that this control deficiency was a material weakness, based upon the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiency, and the lack of other mitigating controls.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We believe that subsequent to February 28, 2006, we completed our remediation of the aforementioned material weakness in our internal control over financial reporting. During the second half of fiscal 2005, prior to the commencement of the investigation by the Audit Committee and the Special Committee, we revised our stock option grant practices. The revised grant process includes, among other things, fixed grant dates during the year, review by the Compensation Committee of a preliminary grant list in advance of the fixed grant date and a final approval by the Compensation Committee of the final list of grant recipients on the fixed grant date. Additionally, our management has corrected its understanding of the accounting principles included in APB 25 and as a result, our previous accounting for stock-based compensation has been corrected in the restated consolidated financial statements appearing in Item 1 of this Form 10-Q/A.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
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
(c) Stock Repurchases
(in thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased (1)	Per Share	Or Programs	Programs (2)

Dec. 1, 2005 – Dec. 31, 2005	—	—	—	9,919
Jan. 1, 2006 – Jan. 31, 2006	108	$28.17	108	9,811
Feb. 1, 2006 – Feb. 28, 2006	11	$27.96	11	9,800

Total	119	$28.15	119	9,800

(1)	All shares were purchased in open market transactions.
(2)	In September 2005, the Board of Directors authorized, for the period from October 1, 2005 through September 30, 2006, the purchase of up to 10,000,000 shares of our common stock.
Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q/A:

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated as of January 18, 2006 by and among Progress Software Corporation, Actional Corporation, ACTC Acquisition Corp., certain stockholders of Actional Corporation and Standish O’Grady, as representative of certain stockholders of Actional Corporation (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K dated as of January 17, 2006)

10.1	Letter agreement dated November 15, 2005 with Joseph W. Alsop regarding Fiscal 2005 Stock Option Grant (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K dated as of November 15, 2005)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Joseph W. Alsop

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: December 18, 2006	/s/ Joseph W. Alsop
Joseph W. Alsop
Chief Executive Officer (Principal Executive Officer)

Dated: December 18, 2006	/s/ Norman R. Robertson
Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: December 18, 2006	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)