Form 10-Q
period 2006-05-31
PROGRESS SOFTWARE CORP /MA
filed 2006-12-19
CIK 876167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2006
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
Telephone Number: (781) 280-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐            No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☑
As of November 22, 2006, there were 41,207,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MAY 31, 2006

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	May 31,	November 30,
	2006	2005
Assets
Current assets:
Cash and equivalents	$48,609	$40,398
Short-term investments	178,055	226,022

Total cash and short-term investments	226,664	266,420
Accounts receivable, net	71,613	66,592
Other current assets	17,023	11,813
Deferred income taxes	18,628	16,379

Total current assets	333,928	361,204

Property and equipment, net	48,719	42,816
Acquired intangible assets, net	73,829	47,213
Goodwill	152,028	84,974
Deferred income taxes	13,691	20,442
Other assets	4,803	5,066

Total	$626,998	$561,715

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$268	$262
Accounts payable	12,656	11,654
Accrued compensation and related taxes	35,346	41,653
Income taxes payable	5,701	1,122
Other accrued liabilities	21,813	22,737
Short-term deferred revenue	125,769	99,697

Total current liabilities	201,553	177,125

Long-term debt, less current portion	1,802	1,938

Long-term deferred revenue	5,831	5,068

Deferred income taxes	3,877	3,580

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 40,575 shares in 2006 and 40,436 shares in 2005	184,429	160,911
Deferred compensation	—	(5,706)
Retained earnings, including accumulated other comprehensive loss of $430 in 2006 and $2,181 in 2005	229,506	218,799

Total shareholders’ equity	413,935	374,004

Total	$626,998	$561,715

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
		(as restated,		(as restated,
		see Note 2)		see Note 2)
Revenue:
Software licenses	$41,357	$37,221	$84,137	$74,776
Maintenance and services	68,229	62,988	129,370	123,155

Total revenue	109,586	100,209	213,507	197,931

Costs of revenue:
Cost of software licenses	1,817	1,860	4,027	3,817
Cost of maintenance and services	15,125	13,917	29,356	28,071
Amortization of acquired intangibles for purchased technology	1,993	1,260	3,517	2,405

Total costs of revenue	18,935	17,037	36,900	34,293

Gross profit	90,651	83,172	176,607	163,638

Operating expenses:
Sales and marketing	44,983	37,912	87,627	76,646
Product development	19,346	15,638	38,273	32,299
General and administrative	13,034	11,257	26,232	22,218
Amortization of other acquired intangibles	1,984	1,036	3,367	1,888
Acquisition-related expenses	297	974	1,831	974

Total operating expenses	79,644	66,817	157,330	134,025

Income from operations	11,007	16,355	19,277	29,613

Other income (expense):
Interest income and other	1,711	1,160	3,506	2,050
Foreign currency loss	(1,193)	(260)	(2,291)	(1,811)

Total other income, net	518	900	1,215	239

Income before provision for income taxes	11,525	17,255	20,492	29,852
Provision for income taxes	3,807	5,697	6,865	9,748

Net income	$7,718	$11,558	$13,627	$20,104

Earnings per share:
Basic	$0.19	$0.31	$0.33	$0.54
Diluted	$0.18	$0.28	$0.31	$0.50

Weighted average shares outstanding:
Basic	41,062	37,433	40,781	37,003
Diluted	43,473	40,832	43,265	40,188

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended May 31,
	2006	2005
		(as restated,
		see Note 2)
Cash flows from operating activities:
Net income	$13,627	$20,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,313	4,298
Amortization of capitalized software costs	87	137
Amortization of acquired intangible assets	6,884	4,293
Stock-based compensation	11,767	1,417
Deferred income taxes	(2,239)	(422)
Tax benefit from stock options	974	7,090
In-process research and development	900	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	3,139	7,936
Other current assets	(2,538)	1,212
Accounts payable and accrued expenses	(22,400)	(4,982)
Income taxes payable	4,549	(2,354)
Deferred revenue	13,523	9,134

Net cash provided by operating activities	32,586	47,863

Cash flows from investing activities:
Purchases of investments available for sale	(172,463)	(175,185)
Sales and maturities of investments available for sale	220,429	144,903
Purchases of property and equipment	(9,161)	(4,049)
Acquisitions, net of cash acquired	(66,438)	(34,596)
Decrease in other non-current assets	205	2,091

Net cash used for investing activities	(27,428)	(66,836)

Cash flows from financing activities:
Issuance of common stock from stock plans	10,158	26,716
Excess tax benefit from stock options	843	—
Payment of long-term debt	(127)	(118)
Repurchase of common stock	(12,678)	(6,023)

Net cash provided by (used for) financing activities	(1,804)	20,575

Effect of exchange rate changes on cash	4,857	(3,104)

Net increase (decrease) in cash and equivalents	8,211	(1,502)
Cash and equivalents, beginning of period	40,398	58,439

Cash and equivalents, end of period	$48,609	$56,937

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
In the accompanying restated fiscal 2005 financial statements, we recorded additional stock-based compensation expense of $0.6 million and $1.4 million for the three month and six month periods ended May 31, 2005, respectively. As a result of the errors in determining measurement dates, we also recorded payroll withholding tax-related adjustments for the exercise of certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date, and thus did not qualify for ISO tax treatment. Because these options did not qualify for ISO tax treatment, we should have withheld additional taxes on exercise of those options. We recorded estimated payroll withholding tax liabilities of $0.4 million and $0.7 million for the three month and six month periods ended May 31, 2005, respectively, in connection with the disqualification of such ISO tax treatment. We have included in the estimated payroll withholding liabilities an estimate of a gross-up in income for any payments to be made on behalf of employees. The stock-based compensation expenses, including the aforementioned withholding tax adjustments and income tax expense adjustments, decreased net income by $0.7 million and $1.4 million for the three month and six month periods ended May 31, 2005, respectively.

Statement of Operations Adjustments
The following is a summary of the adjustments to our previously issued statements of operations for the three and six months ended May 31, 2005.

	Three months			Six months
	ended			ended
(In thousands, except per share data)	May 31, 2005			May 31, 2005
	(as reported)	(adjustments)	(as restated)	(as reported)	(adjustments)	(as restated)
Revenue:
Software licenses	$37,221	—	$37,221	$74,776	—	$74,776
Maintenance and services	62,988	—	62,988	123,155	—	123,155

Total revenue	100,209	—	100,209	197,931	—	197,931

Costs of revenue:
Cost of software licenses	1,855	5	1,860	3,806	11	3,817
Cost of maintenance and services	13,800	117	13,917	27,836	235	28,071
Amortization of acquired intangibles for purchased technology	1,260	—	1,260	2,405	—	2,405
Total costs of revenue	16,915	122	17,037	34,047	246	34,293

Gross profit	83,294	(122)	83,172	163,884	(246)	163,638

Operating expenses:
Sales and marketing	37,560	352	37,912	75,889	757	76,646
Product development	15,393	245	15,638	31,792	507	32,299
General and administrative	11,012	245	11,257	21,664	554	22,218
Amortization of other acquired intangibles	1,036	—	1,036	1,888	—	1,888
Acquisition-related expenses, net	974	—	974	974	—	974

Total operating expenses	65,975	842	66,817	132,207	1,818	134,025

Income from operations	17,319	(964)	16,355	31,677	(2,064)	29,613

Other income (expense):
Interest income and other	1,160	—	1,160	2,050	—	2,050
Foreign currency loss	(260)	—	(260)	(1,811)	—	(1,811)

Total other income, net	900	—	900	239	—	239

Income before provision for income taxes	18,219	(964)	17,255	31,916	(2,064)	29,852
Provision for income taxes	5,990	(293)	5,697	10,373	(625)	9,748

Net income	$12,229	$(671)	$11,558	$21,543	$(1,439)	$20,104

Earnings per share:
Basic	$0.33	$(0.02)	$0.31	$0.58	$(0.04)	$0.54
Diluted	$0.30	$(0.02)	$0.28	$0.53	$(0.03)	$0.50

Weighted average shares outstanding:
Basic	37,433	—	37,433	37,003	—	37,003
Diluted	40,979	(147)	40,832	40,350	(162)	40,188

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
Prior to adopting SFAS 123R, we accounted for stock-based compensation under APB 25, as permitted by SFAS 123. Under APB 25, we recorded stock-based compensation expense associated with below-market grants of stock options but generally did not otherwise record any stock-based compensation. We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated to conform to SFAS 123R and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in the six months ended May 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, less estimated forfeitures.
Prior to the adoption of SFAS 123R, we presented all excess tax benefits related to stock compensation as cash flows from operating activities in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from these tax benefits to be classified as cash flows from financing activities. In the first six months of fiscal 2006, the excess tax benefit from the exercise of stock options was $0.8 million and was classified as cash flows from financing activities.
Had we used the fair value method prescribed by SFAS 123R to measure compensation related to stock options and awards to employees in prior periods, pro forma net income and pro forma earnings per share would have been as follows:
(In thousands, except per share data)

	Three Months Ended May 31,	Six Months Ended May 31,
	2005	2005
Net income, as currently reported	$11,558	$20,104
Add: stock-based compensation expense included in reported net income, net of tax	416	974
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(4,086)	(6,909)

Pro forma net income	$7,888	$14,169

Basic earnings per share:
As reported	$0.31	$0.54
Pro forma	$0.21	$0.38

Diluted earnings per share:
As reported	$0.28	$0.50
Pro forma	$0.19	$0.36

(In thousands, except per share data)
The stock-based employee compensation expense that is reflected in the statement of operations in the second quarter of fiscal 2006 was approximately $5.8 million. The stock-based employee compensation expense that is reflected in the statement of operations in the first six months of fiscal 2006 was approximately $11.8 million. The total income tax benefit recognized in the statement of operations for the second quarter of fiscal 2006 for share-based payments was approximately $1.7 million and was approximately $3.3 million for the first six months of fiscal 2006.
We have three shareholder-approved stock option plans: the 1992 Incentive and Nonqualified Stock Option Plan (1992 Plan), the 1994 Stock Incentive Plan (1994 Plan) and the 1997 Stock Incentive Plan (1997 Plan). These plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 1992, 1994 and 1997 Plans may include stock options (both incentive and nonqualified), grants of restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. Prior to fiscal 2005, no awards other than incentive and nonqualified stock options had been granted under the foregoing plans. The options granted prior to fiscal 2005 generally vest over five years and had terms of ten years. Subsequent option grants generally vest over five years and have terms of seven years. A total of 21,540,000 shares are issuable under these plans, of which 1,999,000 shares were available for grant at May 31, 2006.
We have an employee stock purchase plan which permits eligible employees to purchase shares of our common stock at 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. A total of 3,200,000 shares are issuable under the employee stock purchase plan, of which 355,000 shares were available at May 31, 2006.
In 2002, the Board of Directors approved and adopted the 2002 Nonqualified Stock Plan (2002 Plan), for which the approval of shareholders was not required. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. Prior to fiscal 2005, no awards other than nonqualified stock options had been granted under the 2002 Plan. The options granted prior to fiscal 2005 generally vest over five years and had terms of ten years. Subsequent option grants generally vest over five years and have terms of seven years. A total of 6,500,000 shares are issuable under the 2002 Plan, of which 30,000 shares were available for grant at May 31, 2006.
In 2004, the Board of Directors approved and adopted the 2004 Inducement Stock Plan (2004 Plan), for which approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the Nasdaq Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than nonqualified stock options have been granted under the 2004 Plan. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. Subsequent option grants generally vest over five years and have terms of seven years. A total of 700,000 shares are issuable under the 2004 Plan, of which 179,000 shares were available for grant at May 31, 2006.

During the fourth quarter of fiscal 2005, we issued 190,000 shares of restricted stock under the 1997 Plan and the 2002 Plan. The restricted stock generally vests over two years. Approximately 21,000 shares were forfeited and approximately 48,000 shares were vested as of May 31, 2006.
A summary of stock option activity under all plans is as follows:
(In thousands, except per share data)

		Weighted Average
	Number	Exercise Price
	of Shares	Per Share

Options outstanding, December 1, 2005	9,459	$17.75
Granted	1,117	24.84
Exercised	(438)	14.72
Canceled	(230)	23.81

Options outstanding, May 31, 2006	9,908	$18.55

Options exercisable, May 31, 2006	5,691	$15.84

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at May 31, 2006 were 6.2 years and $57.6 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at May 31, 2006 were 5.5 years and $45.0 million, respectively.
A summary of the status of our restricted stock awards as of May 31, 2006 is as follows:
(In thousands, except per share data)

		Weighted Average
	Number	Grant date
	of Shares	Fair value

Restricted stock awards nonvested, December 1, 2005	188	$30.81
Granted	—	—
Vested	(47)	30.81
Forfeited	(20)	30.81

Restricted stock awards nonvested, May 31, 2006	121	$30.81

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

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005

Stock Purchase Plan:
Expected volatility	27.5%	35.5%	27.2%	36.9%
Risk-free interest rate	3.0%	2.0%	3.0%	2.0%
Expected life in years	1.5	2.0	1.4	2.0
Expected dividend yield	None	None	None	None
Stock Options:
Expected volatility	29.6%	40.4%	29.7%	39.6%
Risk-free interest rate	4.9%	4.0%	4.8%	3.9%
Expected life in years	4.8	4.4	4.7	4.5
Expected dividend yield	None	None	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in the second quarter of fiscal years 2006 and 2005 was $7.97 and $11.58 per share, respectively. The weighted average estimated fair value of options granted in the first six months of fiscal years 2006 and 2005 was $8.44 and $10.87 per share, respectively. We estimate forfeitures related to option grants at an annual rate of 7% per year. The weighted average estimated fair value for shares issued under the ESPP in the second quarter of fiscal years 2006 and 2005 was $6.65 and $6.33 per share, respectively. The weighted average estimated fair value for shares issued under the ESPP in the first six months of fiscal years 2006 and 2005 was $6.56 and $5.99 per share, respectively.
Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.
Total gross unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards amounted to $45.3 million at May 31, 2006. The shares associated with this unrecognized expense have a weighted average remaining vest period of 3.0 years.
Note 4: Earnings Per Share
We calculate basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table provides the calculation of basic and diluted earnings per share on an interim basis:
(In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005

Net income	$7,718	$11,558	$13,627	$20,104

Weighted average shares outstanding	41,062	37,433	40,781	37,003
Dilutive impact from outstanding stock options	2,411	3,399	2,484	3,185

Diluted weighted average shares outstanding	43,473	40,832	43,265	40,188

Earnings per share:
Basic	$0.19	$0.31	$0.33	$0.54
Diluted	$0.18	$0.28	$0.31	$0.50

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
Note 6: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments, unrealized gains and losses on foreign exchange hedging contracts and unrealized gains and losses on investments. The following table provides the calculation of comprehensive income on an interim basis:

(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005

Net income	$7,718	$11,558	$13,627	$20,104
Foreign currency translation adjustments, net of tax	1,343	(755)	1,703	(660)
Unrealized gains on foreign exchange hedging contracts, net of tax	—	—	—	622
Unrealized gains (losses) on investments, net of tax	22	(41)	49	(97)

Total comprehensive income	$9,083	$10,762	$15,379	$19,969

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
The following table provides revenue and income from operations from our reportable segments on an interim basis:
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005

Revenue:
Application Development and Deployment	$96,934	$88,549	$188,827	$174,971
Enterprise SOA Infrastructure	14,314	12,399	28,161	24,515
Reconciling items	(1,662)	(739)	(3,481)	(1,555)

Total	$109,586	$100,209	$213,507	$197,931

Income (loss) from operations:
Application Development and Deployment	$31,341	$29,558	$61,825	$56,136
Enterprise SOA Infrastructure	(8,321)	(6,900)	(15,120)	(14,333)
Reconciling items	(12,013)	(6,303)	(27,428)	(12,190)

Total	$11,007	$16,355	$19,277	$29,613

Amounts included under reconciling items represent inter-segment sales, which are accounted for as if sold under an equivalent arms-length basis arrangement, amortization of acquired intangibles, stock-based compensation, acquisition-related expenses and certain unallocated administrative expenses.
Total revenue by significant product line, regardless of which segment generated the revenue, is as follows:
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005

DataDirect	$14,280	$9,254	$26,185	$17,809
Sonic and Real Time	16,146	13,714	32,202	26,906
Progress OpenEdge and other	79,160	77,241	155,120	153,216

Total revenue	$109,586	$100,209	$213,507	$197,931

Note 8: Acquisitions of NEON and Actional
On January 20, 2006, we acquired for a combination of cash and stock, through a wholly-owned subsidiary, the stock of Actional Corporation (Actional) for an aggregate purchase price of approximately $29 million, net of cash acquired. Actional is a leading provider of Web services management software for visibility and run-time governance of distributed IT systems in a service-oriented architecture. The purpose of the acquisition was to broaden the Sonic product line. Upon the closing of the transaction, Actional became part of our Sonic operating unit. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Actional in our operating results from the date of acquisition. Transaction costs related to this acquisition totaled $0.4 million of direct acquisition costs. We paid the cash portion of the purchase price from available funds. At February 28, 2006, approximately $18.1 million of the purchase price remained to be paid, a portion of which was satisfied through the issuance of 460,011 shares of our common stock in the second quarter of fiscal 2006. The remaining cash balance was paid in the second quarter of fiscal 2006.
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
For both acquisitions we obtained valuations from independent appraisers for the amounts assigned to intangible assets. The preliminary allocation of the purchase prices as of May 31, 2006 was as follows:
(In thousands)

	Total	Life (in years)

Assets and liabilities, including cash	$4,748
Acquired intangible assets	32,569	1 to 10 years
Goodwill (not deductible for tax purposes)	66,954
In-process research and development	900
Deferred tax liability	(5,862)

Total purchase price	99,309
Less: cash acquired	(19,360)
Less: stock issuance	(13,511)

Net cash paid	$66,438

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
In our restated fiscal 2005 financial statements, we recorded additional stock-based compensation expense of $0.6 million and $1.4 million for the three month and six month periods ended May 31, 2005, respectively. As a result of the errors in determining measurement dates, we also recorded payroll withholding tax-related adjustments for the exercise of certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date, and thus did not qualify for ISO tax treatment. Because these options did not qualify for ISO tax treatment, we should have withheld additional taxes on exercise of those options. We recorded estimated payroll withholding tax liabilities of $0.4 million and $0.7 million for the three month and six month periods ended May 31, 2005, respectively, in connection with the disqualification of such ISO tax treatment. We have included in the estimated payroll withholding liabilities an estimate of a gross-up in income for any payments to be made on behalf of employees. The stock-based compensation expenses, including the aforementioned withholding tax adjustments and income tax expense adjustments, decreased net income by $0.7 million and $1.4 million for the three month and six month periods ended May 31, 2005, respectively.

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
We derive a significant portion of our revenue from international operations. In the first and second quarter of fiscal 2006, the strengthening of the U.S. dollar against most major currencies, primarily the euro and the British pound, negatively affected the translation of our results into U.S. dollars. In the first two quarters of fiscal 2005 as well as in fiscal years 2002 through 2004, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the translation of our results into U.S. dollars.
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
Total stock-based employee compensation cost of $5.8 million is reflected in net income in the second quarter of fiscal 2006 and approximately $11.8 million is reflected in net income in the first six months of fiscal 2006. The total income tax benefit recognized in our statement of operations for the second quarter of fiscal 2006 for share-based payments was approximately $1.7 million. The total income tax benefit recognized in our statement of operations for the first six months of fiscal 2006 for share-based payments was approximately $3.3 million.
Total gross unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards amounted to $45.3 million at May 31, 2006. The shares associated with this unrecognized expense have a weighted average remaining vest period of 3.0 years. For fiscal 2006, total stock-based compensation expense, including amounts from the issuance of restricted shares and amounts from stock options and shares issued under our ESPP using the fair value provisions of SFAS 123R, is estimated to be approximately $23 million.
Prior to the adoption of SFAS 123R, we presented all excess tax benefits related to stock compensation as cash flows from operating activities in our statement of cash flows. SFAS 123R requires the cash flows resulting from these excess tax benefits to be classified as cash flows from financing activities when realized. In the first six months of fiscal 2006, the tax benefit from the exercise of stock options was $0.8 million, which was classified as cash flows from financing activities.

For more information about stock-based compensation, including valuation methodology, see Note 3 of Notes to our Consolidated Financial Statements included in Item 1 of this Form 10-Q and “— Critical Accounting Policies — Stock-Based Compensation” below.
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
Goodwill and Intangible Assets — We have goodwill and net intangible assets of $225.9 million at May 31, 2006. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize cash flow models to determine the fair value of our reporting units. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models, as do the third parties that provide valuation reports to us. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting — We have a net deferred tax asset of $28.4 million at May 31, 2006. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.
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
Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change
	Three Months Ended		Six Months Ended		Three	Six
	May 31,	May 31,	May 31,	May 31,	Month	Month
	2006	2005	2006	2005	Period	Period
Revenue:
Software licenses	38%	37%	39%	38%	11%	13%
Maintenance and services	62	63	61	62	8	5

Total revenue	100	100	100	100	9	8

Costs of revenue:
Cost of software licenses	1	2	2	2	(2)	6
Cost of maintenance and services	14	14	14	14	9	5
Amortization of acquired intangibles for purchased technology	2	1	1	1	58	46

Total costs of revenue	17	17	17	17	11	8

Gross profit	83	83	83	83	9	8

Operating expenses:
Sales and marketing	41	38	41	39	19	14
Product development	18	15	18	16	24	18
General and administrative	12	11	12	11	16	18
Amortization of other acquired intangibles	2	1	2	1	91	78
Acquisition-related expenses, net	0	1	1	1	*	*

Total operating expenses	73	66	74	68	19	17

Income from operations	10	17	9	15	(33)	(35)
Other income	1	1	1	0	(42)	408

Income before provision for taxes	11	18	10	15	(33)	(31)
Provision for income taxes	4	6	3	5	(33)	(30)

Net income	7%	12%	7%	10%	(33)%	(32)%

Revenue. Our total revenue increased 9% from $100.2 million in the second quarter of fiscal 2005 to $109.6 million in the second quarter of fiscal 2006. Total revenue would have increased by 11% if exchange rates had been constant in the second quarter of fiscal 2006 as compared to exchange rates in effect in the second quarter of fiscal

2005. Total revenue increased 8% from $197.9 million in the first six months of fiscal 2005 to $213.5 million in the first six months of fiscal 2006. Total revenue would have increased by 11% if exchange rates had been constant in the first six months of fiscal 2006 as compared to exchange rates in effect in the first six months of fiscal 2005. Our revenue increased primarily due to the incremental revenue from the acquisitions of NEON and Actional and to increased volume of software license and maintenance sales from all of our major product lines, partially offset by the year-over-year impact of exchange rates.
Revenue from our Progress OpenEdge product line increased from $77.2 million in the second quarter of fiscal 2005 to $79.2 million in the second quarter of fiscal 2006 and increased from $153.2 million in the first six months of fiscal 2005 to $155.1 million in the first six months of fiscal 2006. Revenue derived from our Sonic and Real Time product lines increased 18% from $13.7 million in the second quarter of fiscal 2005 to $16.2 million in the second quarter of fiscal 2006 and increased 20% from $26.9 million in the first six months of fiscal 2005 to $32.2 million in the first six months of fiscal 2006. Revenue from our DataDirect product line increased 54% from $9.3 million in the second quarter of fiscal 2005 to $14.3 million in the second quarter of fiscal 2006 and increased 47% from $17.8 million in the first six months of fiscal 2005 to $26.2 million in the first six months of fiscal 2006.
Software license revenue increased 11% from $37.2 million in the second quarter of fiscal 2005 to $41.4 million in the second quarter of fiscal 2006. Software license revenue would have increased by 13% if exchange rates had been constant in the second quarter of fiscal 2006 as compared to exchange rates in effect in the second quarter of fiscal 2005. Software license revenue increased 13% from $74.8 million in the first six months of fiscal 2005 to $84.1 million in the first six months of fiscal 2006. Software license revenue would have increased by 15% if exchange rates had been constant in the first six months of fiscal 2006 as compared to exchange rates in effect in the first six months of fiscal 2005. The increase in software license revenue in the six month period was primarily due to growth from the DataDirect and the Sonic and Real Time product lines. These product lines accounted for 39% of software license revenue in the second quarter of fiscal 2006 as compared to 35% in fiscal 2005. Software license revenue from indirect channels, including application partners and OEMs, increased 10% in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005. Software license revenue from the Progress OpenEdge product set increased year over year, primarily within the middleware products and the reporting and management products.
Maintenance and services revenue increased 8% from $63.0 million in the second quarter of fiscal 2005 to $68.2 million in the second quarter of fiscal 2006. Maintenance and services revenue would have increased by 10% if exchange rates had been constant in the second quarter of fiscal 2006 as compared to exchange rates in effect in the second quarter of fiscal 2005. Maintenance and services revenue increased 5% from $123.2 million in the first six months of fiscal 2005 to $129.4 million in the first six months of fiscal 2006. Maintenance and services revenue would have increased by 8% if exchange rates had been constant in the first six months of fiscal 2006 as compared to exchange rates in effect in the first six months of fiscal 2005. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of growth in our installed customer base, renewal of maintenance agreements and an increase in professional services revenue.
Total revenue generated in markets outside North America increased 3% from $58.0 million in the second quarter of fiscal 2005 to $59.6 million in the second quarter of fiscal 2006 and represented 58% of total revenue in the second quarter of fiscal 2005 and 54% of total revenue in the second quarter of fiscal 2006. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, increased in fiscal 2006 as compared to fiscal 2005. Total revenue generated in markets outside North America would have represented 55% of total revenue if exchange rates had been constant in the second quarter of fiscal 2006 as compared to the exchange rates in effect in the second quarter of fiscal 2005.
Total revenue generated in markets outside North America increased 4% from $113.0 million in the first six months of fiscal 2005 to $117.1 million in the first six months of fiscal 2006 and represented 57% of total revenue in the first six months of fiscal 2005 and 55% of total revenue in the first six months of fiscal 2006. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, each increased in fiscal 2006 as compared to fiscal 2005. Total revenue generated in markets outside North America would have represented 56% of total revenue if exchange rates had been constant in the first six months of fiscal 2006 as compared to the exchange rates in effect in the first six months of fiscal 2005.

Cost of Software Licenses. Cost of software licenses consists primarily of costs of product media, documentation, duplication, packaging, electronic software distribution, royalties and amortization of capitalized software costs. Cost of software licenses decreased 2% from $1.9 million in the second quarter of fiscal 2005 to $1.8 million in the second quarter of fiscal 2006, and decreased slightly as a percentage of software license revenue from 5% in the second quarter of fiscal 2005 to 4% in the second quarter of fiscal 2006. Cost of software licenses increased 6% from $3.8 million in the first six months of fiscal 2005 to $4.0 million in the first six months of fiscal 2006, and remained the same as a percentage of software license revenue at 5%. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix. However, we expect the cost of software licenses to range from 5% to 8% of the related software license revenue in a given period.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 9% from $13.9 million in the second quarter of fiscal 2005 to $15.1 million in the second quarter of fiscal 2006, and remained the same as a percentage of maintenance and services revenue at 22%. Cost of maintenance and services increased 5% from $28.1 million in the first six months of fiscal 2005 to $29.4 million in the first six months of fiscal 2006, and remained the same as a percentage of maintenance and services revenue at 23%. The total dollar amount in the second quarter of fiscal 2006 and in the first six months of fiscal 2006 increased primarily due the adoption of SFAS 123R. Cost of maintenance and services included $0.1 million of stock-based compensation in the second quarter of fiscal 2005 as compared to $0.4 million of stock-based compensation in the second quarter of fiscal 2006. Cost of maintenance and services included $0.1 million of stock-based compensation in the first six months of fiscal 2005 as compared to $0.9 million of stock-based compensation in the first six months of fiscal 2006. Our technical support, education and consulting headcount increased by 1% from the end of the second quarter of fiscal 2005 to the end of the second quarter of fiscal 2006.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased from $1.3 million in the second quarter of fiscal 2005 to $2.0 million in the second quarter of fiscal 2006. Amortization of acquired intangibles for purchased technology increased from $2.4 million in the first six months of fiscal 2005 to $3.5 million in the first six months of fiscal 2006. The increase was due to amortization expense associated with the acquisitions of NEON and Actional in the first quarter of fiscal 2006.
Gross Profit. Our gross profit increased 9% from $83.2 million in the second quarter of fiscal 2005 to $90.7 million in the second quarter of fiscal 2006. The gross profit percentage remained the same at 83% of total revenue in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. Our gross profit increased 8% from $163.6 million in the first six months of fiscal 2005 to $176.6 million in the first six months of fiscal 2006. The gross profit percentage remained the same at 83% of total revenue in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005.
Sales and Marketing. Sales and marketing expenses increased 19% from $37.9 million in the second quarter of fiscal 2005 to $45.0 million in the second quarter of fiscal 2006, and increased as a percentage of total revenue from 38% to 41%. Sales and marketing expenses increased 14% from $76.6 million in the first six months of fiscal 2005 to $87.6 million in the first six months of fiscal 2006, and increased as a percentage of total revenue from 39% to 41%. The increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses resulting from acquisitions and to the adoption of SFAS 123R. Sales and marketing expenses included $0.2 million of stock-based compensation in the second quarter of fiscal 2005 as compared to $2.2 million of stock-based compensation in the second quarter of fiscal 2006. Sales and marketing expenses included $0.5 million of stock-based compensation in the first six months of fiscal 2005 as compared to $4.4 million of stock-based compensation in the first six months of fiscal 2006. Our sales support and marketing headcount increased by 6% from the end of the second quarter of fiscal 2005 to the end of the second quarter of fiscal 2006.
Product Development. Product development expenses increased 24% from $15.6 million in the second quarter of fiscal 2005 to $19.3 million in the second quarter of fiscal 2006, and increased as a percentage of revenue from 15% to 18%. Product development expenses increased 18% from $32.3 million in the first six months of fiscal 2005 to $38.3 million in the first six months of fiscal 2006, and increased as a percentage of revenue from 16% to 18%. The dollar increase was primarily due to headcount-related expenses from the development teams associated with the recently acquired Apama, NEON and Actional products and the adoption of SFAS 123R. Product development expenses included $0.1 million of stock-based compensation in the second quarter of fiscal 2005 as compared to $1.3 million of stock-based compensation in the second quarter of fiscal 2006. Product development expenses included $0.3 million of stock-based compensation in the first six months of fiscal 2005 as compared to $2.7 million of stock-based compensation in the first six months of fiscal 2006. Our product development headcount increased 16% from the end of the second quarter of fiscal 2005 to the end of the second quarter of fiscal 2006.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 16% from $11.3 million in the second quarter of fiscal 2005 to $13.0 million in the second quarter of fiscal 2006, and increased as a percentage of revenue from 11% to 12%. General and administrative expenses increased 18% from $22.2 million in the first six months of fiscal 2005 to $26.2 million in the first six months of fiscal 2006, and increased as a percentage of revenue from 11% to 12%. The dollar increase was primarily due to headcount-related costs, transition and integration costs associated with acquisitions, and the adoption of SFAS 123R. General and administrative expenses included $0.2 million of stock-based compensation in the second quarter of fiscal 2005 as compared to $1.9 million of stock-based compensation in the second quarter of fiscal 2006. General and administrative expenses included $0.5 million of stock-based compensation in the first six months of fiscal 2005 as compared to $3.7 million of stock-based compensation in the first six months of fiscal 2006. Our administrative headcount increased 13% from the end of the second quarter of fiscal 2005 to the end of the second quarter of fiscal 2006.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles increased from $1.0 million in the second quarter of fiscal 2005 to $1.8 million in the second quarter of fiscal 2006. Amortization of other acquired intangibles increased from $1.9 million in the first six months of fiscal 2005 to $3.2 million in the first six months of fiscal 2006. The increase was due to amortization expense associated with the acquisitions of Neon and Actional in the first quarter of fiscal 2006.
Acquisition-Related Expenses. Acquisition-related expenses for the second quarter of fiscal 2006 include $0.3 million of expenses for retention bonuses to Apama and EasyAsk employees who joined us in fiscal 2005. Acquisition-related expenses for the first six months of fiscal 2006 totaled $1.8 million and include $0.9 million of expenses for retention bonuses to Apama and EasyAsk employees who joined us in fiscal 2005 and $0.9 million of in-process research and development from the acquisition of NEON, which was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. The value of in-process research and development was determined based on an appraisal from an independent third party.
Income From Operations. Income from operations decreased 33% from $16.4 million in the second quarter of fiscal 2005 to $11.0 million in the second quarter of fiscal 2006 and decreased as a percentage of total revenue from 17% in the second quarter of fiscal 2005 to 10% in the second quarter of fiscal 2006. Income from operations decreased 35% from $29.6 million in the first six months of fiscal 2005 to $19.3 million in the first six months of fiscal 2006 and decreased as a percentage of total revenue from 15% in the first six months of fiscal 2005 to 9% in the first six months of fiscal 2006. The decrease was primarily due to the adoption of SFAS 123R and the increase in amortization of acquired intangibles and other acquisition-related expenses.
Income from operations increased from $29.6 million in the second quarter of fiscal 2005 to $31.3 million in the second quarter of fiscal 2006 in our Application Development & Deployment segment, which primarily includes OED and DataDirect Technologies. Income from operations in the same segment increased from $56.2 million in the first six months of fiscal 2005 to $61.8 million in the first six months of fiscal 2006. Losses from operations increased from $6.9 million in the second quarter of fiscal 2005 to $8.3 million in the second quarter of fiscal 2006 in our Enterprise SOA Infrastructure segment, which includes Sonic and Real Time. Losses from operations in the same segment increased from $14.3 million in the first six months of fiscal 2005 to $15.1 million in the first six months of fiscal 2006. See Note 7 to the accompanying condensed consolidated financial statements for a reconciliation of income from operations for each segment to consolidated income from operations.
Other Income. Other income decreased 42% from $0.9 million in the second quarter of fiscal 2005 to $0.5 million in the second quarter of fiscal 2006. The decrease was due to higher foreign exchange losses in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. Other income increased 408% from $0.2 million in the first six months of fiscal 2005 to $1.2 million in the first six months of fiscal 2006. The increase was primarily due to an increase in interest income resulting from slightly higher interest rates, higher average cash and short-term investment balances, partially offset by higher foreign exchange losses.
Provision for Income Taxes. Our effective tax rate remained the same at 33% in the second quarter of fiscal 2005 and fiscal 2006. Our effective tax rate increased from 33% in the first six months of fiscal 2005 to 34% in the first six months of fiscal 2006.
Liquidity and Capital Resources
At the end of the second quarter of fiscal 2006, our cash and short-term investments totaled $226.7 million. The decrease of $39.8 million since the end of fiscal 2005 resulted primarily from cash paid for the acquisitions of NEON and Actional.
We generated $32.6 million in cash from operations in the first six months of fiscal 2006 as compared to $47.9 million in the first six months of fiscal 2005. The decrease in cash generated from operations in the first six months of fiscal 2006 over the first six months of fiscal 2005 was primarily due to an increase in acquisition related payments as compared to amounts from the previous period.
Accounts receivable increased by $5.0 million from the end of fiscal 2005. Accounts receivable days sales outstanding, or DSO, increased by 3 days to 59 days at the end of the second quarter of fiscal 2006 as compared to 56 days at the end of fiscal 2005 and increased by 9 days from 50 days at the end of the second quarter of fiscal 2005. We target a DSO range of 60 to 80 days.
We purchased property and equipment totaling $9.2 million in the first six months of fiscal 2006 as compared to $4.0 million in the first six months of fiscal 2005. The purchases consisted primarily of computer software, equipment and building and leasehold improvements. The increase primarily related to costs associated with our ongoing ERP implementation.
In September 2005, the Board of Directors authorized, for the period from October 1, 2005 through September 30, 2006, the purchase of up to 10,000,000 shares of our common stock, at such times that we deem such purchases to be an effective use of cash. We purchased and retired approximately 470,000 shares of our common stock for $12.7 million in the first six months of fiscal 2006 as compared to approximately 275,000 shares of our common stock for $6.0 million in the first six months of fiscal 2005.
We received $10.2 million in the first six months of fiscal 2006 from the exercise of stock options and the issuance of ESPP shares as compared to $26.7 million in the first six months of fiscal 2005.
In the first quarter of fiscal year 2006, we used cash and stock to complete two acquisitions. Both of these acquisitions were accounted for as purchases, and accordingly, the results of operations of the acquired companies are included in our operating results from their respective dates of acquisition. The details of the two acquisitions are as follows:
On January 20, 2006, we acquired for a combination of cash and stock, through a wholly-owned subsidiary, the stock of Actional Corporation for an aggregate purchase price of approximately $29 million, net of cash acquired. At February 28, 2006, approximately $18.1 million of the purchase price remained to be paid, a portion of which was satisfied through the issuance of 460,011 shares of our common stock in the second quarter of fiscal 2006. The remaining cash balance was paid in the second quarter of fiscal 2006.

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
Off-Balance Sheet Arrangements
Our only significant off-balance sheet commitments relate to operating lease obligations. We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K. Future annual minimum rental lease payments are detailed in Note 10 of Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended November 30, 2005.
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
We enter into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. We have not entered into foreign exchange option and forward contracts for speculative or trading purposes. We base our accounting policies for these contracts on the designation of the contracts as hedging instruments. The criteria we use for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. We generally recognize market value increases and decreases on the foreign exchange option and forward contracts in income in the same period as gains and losses on the underlying transactions. We operate in certain countries where there are limited forward currency exchange markets and thus we have unhedged transaction exposures in these currencies. The notional principal amount of outstanding foreign exchange option contracts at May 31, 2006 was $100.2 million. There were no unrealized market value gains on such contracts at May 31, 2006. We also hedge net intercompany balances. We generally do not hedge the net assets of our international subsidiaries. The foreign exchange exposure from a 10% movement of currency exchange rates on our financial position is not significant. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 6% and our net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.
The table below details outstanding forward contracts, which mature in ninety days or less, at May 31, 2006 where the notional amount is determined using contract exchange rates:
(In thousands, except exchange rate data)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	for U.S. Dollars	for Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$1,169	1.31
Brazilian real	$1,007	—	2.38
Euro	—	34,991	0.77
Japanese yen	4,021	—	111.91
South African rand	712	—	6.74
U.K. pound	—	16,660	0.53

	$5,740	$52,820

*	expressed as local currency unit per U.S. dollar
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
Evaluation of Disclosure Controls and Procedures
Our management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of May 31, 2006.
Specifically, our management determined that we had a material weakness resulting from the failure to design and implement controls necessary to provide reasonable assurance that historical measurement dates for stock option grants to employees were appropriately determined; accordingly, the measurement dates used for certain option grants were not appropriate, and the Company's accounting for those grants was not in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees and, beginning December 1, 2005, Financial Accounting Standard No. 123(R), Share-based Payments. This material weakness resulted in the restatement described in Note 2 to the restated consolidated financial statements included in this Form 10-Q. Our management determined that this control deficiency was a material weakness, based upon the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiency, and the lack of other mitigating controls.

Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We believe that subsequent to May 31, 2006, we completed our remediation of the aforementioned material weakness in our internal control over financial reporting. During the second half of fiscal 2005, prior to the commencement of the investigation by the Audit Committee and the Special Committee, we revised our stock option grant practices. The revised grant process includes, among other things, fixed grant dates during the year, review by the Compensation Committee of a preliminary grant list in advance of the fixed grant date and a final approval by the Compensation Committee of the final list of grant recipients on the fixed grant date. Additionally, our management has corrected its understanding of the accounting principles included in APB 25 and as a result, our previous accounting for stock-based compensation has been corrected in the restated consolidated financial statements appearing in Item 1 of this Form 10-Q.
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
We face risks related to the restatement of our financial statements and the pending SEC inquiry regarding our past practices with respect to stock options. On June 23, 2006, we received written notice that the Boston, Massachusetts office of the Securities and Exchange Commission is conducting an informal inquiry into our option-granting practices during the period December 1, 1995 through November 30, 2002. The informal inquiry has been expanded to cover periods through the present. The SEC has requested testimony from certain of our officers and documents relating to our stock option practices for the period under investigation. We have also received requests for documents relating to our stock option practices for the period under investigation. We have produced responsive documents and are in the process of producing additional documents.

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
Our common stock may be delisted from Nasdaq. On July 19, 2006, we received a staff determination letter from the Nasdaq Stock Market stating that our failure to timely file our quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2006 was a violation of Nasdaq rules and that our securities would be delisted unless we requested a hearing. We requested a hearing, and this request stayed the delisting pending the outcome of the hearing. On October 13, 2006, we received a similar staff determination letter with respect to our failure to timely file our quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2006. The outcome of the hearing resulted in our delisting being deferred until November 30, 2006 based on our ability to meet certain conditions, including the filing of our delayed and restated financial statements by that date and providing Nasdaq with information regarding the results of our internal investigation. We have provided the Nasdaq Hearing Department with certain requested information. On November 29, 2006, we requested an extension of time until December 15, 2006 to file our delayed and restated financial statements. On December 15, 2006, we requested another such extension until December 18, 2006. The Nasdaq Listing Qualifications Panel has not granted us a formal written extension of the above conditions. If Nasdaq does not grant our requested extension, or if we do not meet any extended deadline for those filings or if Nasdaq is not satisfied with the result of our internal investigation, our common stock may be delisted. The delisting of our common stock would likely make the market for trading of our common stock less liquid, which could adversely affect the trading price of our common stock.
We face litigation risks relating to our past practices with respect to stock options that could have a material adverse effect our business. On August 17, 2006, a derivative complaint was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We are also named as a nominal defendant. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from an alleged option backdating scheme. The complaint seeks monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. A motion to dismiss the derivative complaint has been filed and is pending. We have also received derivative demands relating to substantially the same allegations from three purported shareholders, including the plaintiff that filed the derivative complaint. On November 30, 2006, the plaintiff filed an amended complaint. Additional lawsuits, including purported class actions and additional derivative actions, may be filed in state or federal court based upon allegations substantially similar to those described in this complaint or otherwise relating to our option grant practices. We expect to incur additional legal expenses arising from the derivative action, including the advancement of legal expenses to our directors and officers in connection with the derivative action. This and any other litigation may divert the attention of our management, which could impair our ability to operate our business. We have indemnification obligations to our directors and officers, and the outcome of the derivative or any other litigation may require that we indemnify some or all of our directors and officers for expenses they may incur in defending the litigation and other losses.
We have recently amended our annual report on Form 10-K for the year ended November 30, 2005 and included in that filing, among other things, restated financial statements for the years ended November 30, 2005, 2004 and 2003 and restated selected financial data for the years ended November 30, 2002, 2001, 2000 1999 and 1998. We similarly amended our quarterly report on Form 10-Q for the three months ended February 28, 2006 to restate the financial statements in that filing. These restatements may lead to new litigation, may strengthen and expand the claims in the pending litigation, and may increase the cost of defending or resolving the current litigation.
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
We may make acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition or results of operations. As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies, such as the acquisitions of DataDirect and Persistence in fiscal 2004, Apama and EasyAsk in fiscal 2005 and our recently completed acquisitions of Actional, NEON, Pantero and Open Access in fiscal 2006. These acquisitions or investments involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition and operating results. As in the Actional acquisition, consideration paid for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.
We recognize a substantial portion of our revenue from sales made through third parties, including our application partners and original equipment manufacturers (OEMs), and adverse developments in the businesses of these third parties or in our relationships with them could harm our revenues and results of operations. Our future results depend upon our continued successful distribution of our products through our application partner and OEM channels. Application partners utilize our technology to create their applications and resell our products along with their own applications. OEMs embed our products within their software products or technology devices. The activities of these third parties are not within our direct control. Our failure to manage our relationships with these third parties effectively could impair the effectiveness of our sales, marketing and support activities. A reduction in the sales efforts, technical capabilities or financial viability of these parties, a misalignment of interest between us and them, or a termination of our relationship with a major application partner or OEM could have a negative effect on our sales and financial results. Any adverse effect on the application partners’ or OEMs’ businesses related to competition, pricing and other factors could also have a material adverse effect on our business, financial condition and operating results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
On January 23, 2006, we filed a Form 8-K to report that on January 18, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Actional Corporation, a Delaware corporation, ACTC Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Progress, certain stockholders of Actional and Standish O’Grady, as representative of certain stockholders of Actional. We acquired Actional on January 20, 2006 for an aggregate purchase price of approximately $29 million, net of cash acquired. Under the terms of the Merger Agreement, stockholders of Actional whom we determined to be “accredited investors” under Rule 501(a) of Regulation D under the Securities Act were entitled to elect, in accordance with the terms and conditions of the Merger Agreement, to receive the portion of the merger consideration to which they were entitled in cash or shares of our common stock. Following the expiration of the election period, on or about March 9, 2006, we instructed our transfer agent to issue an aggregate of 460,011 shares of our common stock to seven accredited investors (including shares held by a third-party escrow agent on behalf of those investors). We issued the shares in reliance on the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act and/or Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.
(b) Not applicable.
(c) Stock Repurchases
(in thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased (1)	Per Share	Or Programs	Programs (2)

Mar. 1, 2006 — Mar. 31, 2006	21	$29.24	21	9,779
Apr. 1, 2006 — Apr. 30, 2006	150	$28.12	150	9,629
May 1, 2006 — May 31, 2006	180	$24.96	180	9,449

Total	351	$26.57	351	9,449

(1)	All shares were purchased in open market transactions.

(2)	In September 2005, the Board of Directors authorized, for the period from October 1, 2005 through September 30, 2006, the purchase of up to 10,000,000 shares of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of our shareholders held on April 20, 2006, the shareholders voted on the items described below:
•	To fix the number of directors constituting the full board at five:

For	Against	Abstain
36,794,364	992,463	238,727
•	To elect the following five directors: Joseph W. Alsop, Roger J. Heinen, Jr., Michael L. Mark, Scott A. McGregor and Amram Rasiel:

Nominee	For	Withhold Authority
Joseph W. Alsop	36,907,728	1,117,826
Roger J. Heinen, Jr.	34,522,752	3,502,802
Michael L. Mark	34,954,201	3,071,353
Scott A. McGregor	15,611,351	22,414,203
Amram Rasiel	34,935,841	3,089,713
•	To act upon a proposal to amend the Company’s 1997 Stock Incentive Plan, to increase the maximum number of shares that may be issued under such plan from 7,540,000 shares to 9,540,000 shares and to extend the term of the plan during which incentive stock options may be granted by ten years:

For	Against	Abstain	Broker Non-Vote
24,513,146	9,323,612	233,997	3,054,799
Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

3.1	Restated Articles of Organization, as amended (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 1, 2006)

3.2	By-laws, as amended (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 1, 2006)

4.1	Specimen certificate for the common stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 1, 2006)

10.1	Progress Software Corporation 1997 Stock Incentive Plan, as amended and restated (incorporated by reference to Annex A to our Proxy Statement filed with the SEC on March 20, 2006)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Joseph W. Alsop

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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