Form 10-Q
period 2006-08-31
PROGRESS SOFTWARE CORP /MA
filed 2006-12-19
CIK 876167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2006
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

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED AUGUST 31, 2006

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	August 31,	November 30,
	2006	2005

Assets
Current assets:
Cash and equivalents	$49,556	$40,398
Short-term investments	187,560	226,022

Total cash and short-term investments	237,116	266,420
Accounts receivable, net	67,248	66,592
Other current assets	17,930	11,813
Deferred income taxes	20,272	16,379

Total current assets	342,566	361,204

Property and equipment, net	49,620	42,816
Acquired intangible assets, net	75,265	47,213
Goodwill	153,547	84,974
Deferred income taxes	13,419	20,442
Other assets	4,785	5,066

Total	$639,202	$561,715

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$276	$262
Accounts payable	10,702	11,654
Accrued compensation and related taxes	35,226	41,653
Income taxes payable	9,953	1,122
Other accrued liabilities	22,888	22,737
Short-term deferred revenue	117,450	99,697

Total current liabilities	196,495	177,125

Long-term debt, less current portion	1,730	1,938

Long-term deferred revenue	5,615	5,068

Deferred income taxes	3,946	3,580

Commitments and contingencies Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 41,218 shares in 2006 and 40,436 shares in 2005	192,537	160,911
Deferred compensation	—	(5,706)
Retained earnings, including accumulated other comprehensive gain (loss) of $72 in 2006 and ($2,182) in 2005	238,879	218,799

Total shareholders’ equity	431,416	374,004

Total	$639,202	$561,715

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2006	2005	2006	2005
		(as restated,		(as restated,
		see Note 2)		see Note 2)
Revenue:
Software licenses	$42,296	$37,986	$126,433	$112,762
Maintenance and services	69,066	61,502	198,436	184,657

Total revenue	111,362	99,488	324,869	297,419

Costs of revenue:
Cost of software licenses	2,034	1,848	6,061	5,665
Cost of maintenance and services	15,044	13,633	44,400	41,704
Amortization of acquired intangibles for purchased technology	2,255	1,367	5,772	3,772

Total costs of revenue	19,333	16,848	56,233	51,141

Gross profit	92,029	82,640	268,636	246,278

Operating expenses:
Sales and marketing	44,609	38,306	132,236	114,952
Product development	19,288	16,246	57,561	48,545
General and administrative	13,981	10,543	40,213	32,761
Amortization of other acquired intangibles	1,961	1,201	5,328	3,089
Compensation expense from repurchase of subsidiary stock options	—	2,803	—	2,803
Acquisition-related expenses	3	1,776	1,834	2,750

Total operating expenses	79,842	70,875	237,172	204,900

Income from operations	12,187	11,765	31,464	41,378

Other income (expense):
Interest income and other	1,931	1,620	5,437	3,670
Foreign currency loss	(263)	(317)	(2,554)	(2,128)

Total other income, net	1,668	1,303	2,883	1,542

Income before provision for income taxes	13,855	13,068	34,347	42,920
Provision for income taxes	4,985	473	11,850	10,221

Net income	$8,870	$12,595	$22,497	$32,699

Earnings per share:
Basic	$0.22	$0.32	$0.55	$0.87
Diluted	$0.21	$0.30	$0.52	$0.80

Weighted average shares outstanding:
Basic	41,137	38,947	40,899	37,651
Diluted	42,901	42,357	43,144	40,911

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended August 31,
	2006	2005
		(as restated,
		see Note 2)
Cash flows from operating activities:
Net income	$22,497	$32,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,593	6,357
Amortization of capitalized software costs	131	199
Amortization of acquired intangible assets	11,100	6,860
Stock-based compensation	16,874	2,027
Deferred income taxes	(3,811)	(11,961)
Tax benefit from stock options	1,137	17,833
In-process research and development	900	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	7,840	10,383
Other current assets	(3,374)	39
Accounts payable and accrued expenses	(24,868)	257
Income taxes payable	8,771	(946)
Deferred revenue	4,517	103

Net cash provided by operating activities	48,307	63,850

Cash flows from investing activities:
Purchases of investments available for sale	(258,040)	(288,403)
Sales and maturities of investments available for sale	296,501	212,322
Purchases of property and equipment	(12,305)	(5,860)
Acquisitions, net of cash acquired	(72,066)	(32,161)
Decrease in other non-current assets	125	324

Net cash used for investing activities	(45,785)	(113,778)

Cash flows from financing activities:
Issuance of common stock from stock plans	12,961	46,084
Repurchase of stock in subsidiary, net of issuances	—	(467)
Excess tax benefit from stock options	875	—
Payment of long-term debt	(193)	(151)
Repurchase of common stock	(12,679)	(9,275)

Net cash provided by financing activities	964	36,191

Effect of exchange rate changes on cash	5,671	(824)

Net increase (decrease) in cash and equivalents	9,157	(14,561)
Cash and equivalents, beginning of period	40,399	58,439

Cash and equivalents, end of period	$49,556	$43,878

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
In our accompanying fiscal 2005 interim financial statements, we recorded additional stock-based compensation expense of $0.6 million and $2.0 million for the three month and nine month periods ended August 31, 2005, respectively. As a result of the errors in determining measurement dates, we also recorded payroll withholding tax-related adjustments for the exercise of certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date, and thus did not qualify for ISO tax treatment. Because these options did not qualify for ISO tax treatment, we should have withheld additional taxes on exercise of those options. We recorded estimated payroll withholding tax liabilities of $0.5 million and $1.2 million for the three month and nine month periods ended August 31, 2005, respectively, in connection with the disqualification of such ISO tax treatment. We have included in the estimated payroll withholding liabilities an estimate of a gross-up in income for any payments to be made on behalf of employees. The stock-based compensation expenses, including the aforementioned withholding tax adjustments and income tax expense adjustments, decreased net income by $0.8 million and $2.2 million for the three month and nine month periods ended August 31, 2005, respectively.

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

Statement of Operations Adjustments
The following is a summary of the adjustments to our previously issued statements of operations for the three and nine months ended August 31, 2005.
(In thousands, except per share data)

		Three months			Nine months
		ended			ended
Three Months Ended,		Aug. 31, 2005			Aug. 31, 2005
	(as reported)	(adjustments)	(as restated)	(as reported)	(adjustments)	(as restated)
Revenue:
Software licenses	$37,986	—	$37,986	$112,762	—	$112,762
Maintenance and services	61,502	—	61,502	184,657	—	184,657

Total revenue	99,488	—	99,488	297,419	—	297,419

Costs of revenue:
Cost of software licenses	1,843	5	1,848	5,649	16	5,665
Cost of maintenance and services	13,492	141	13,633	41,328	376	41,704
Amortization of acquired intangibles for purchased technology	1,367	—	1,367	3,772	—	3,772

Total costs of revenue	16,702	146	16,848	50,749	392	51,141

Gross profit	82,786	(146)	82,640	246,670	(392)	246,278

Operating expenses:
Sales and marketing	37,910	396	38,306	113,799	1,153	114,952
Product development	15,957	289	16,246	47,749	796	48,545
General and administrative	10,284	259	10,543	31,948	813	32,761
Amortization of other acquired intangibles	1,201	—	1,201	3,089	—	3,089
Compensation expense from repurchase of subsidiary stock options	2,803	—	2,803	2,803	—	2,803
Acquisition-related expenses, net	1,776	—	1,776	2,750	—	2,750

Total operating expenses	69,931	944	70,875	202,138	2,762	204,900

Income from operations	12,855	(1,090)	11,765	44,532	(3,154)	41,378

Other income (expense):
Interest income and other	1,620	—	1,620	3,670	—	3,670
Foreign currency loss	(317)	—	(317)	(2,128)	—	(2,128)

Total other income, net	1,303	—	1,303	1,542	—	1,542

Income before provision for income taxes	14,158	(1,090)	13,068	46,074	(3,154)	42,920
Provision for income taxes	801	(328)	473	11,174	(953)	10,221

Net income	$13,357	$(762)	$12,595	$34,900	$(2,201)	$32,699

Earnings per share:
Basic	$0.34	$(0.02)	$0.32	$0.93	$(0.06)	$0.87
Diluted	$0.31	$(0.01)	$0.30	$0.85	$(0.05)	$0.80

Weighted average shares outstanding:
Basic	38,947	—	38,947	37,651	—	37,651
Diluted	42,501	(144)	42,357	41,067	(156)	40,911

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
Prior to adopting SFAS 123R, we accounted for stock-based compensation under APB 25, as permitted by SFAS 123. Under APB 25, we recorded stock-based compensation expense associated with below-market grants of stock options but generally did not otherwise record any stock-based compensation. We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated to conform to SFAS 123R and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in the nine months ended August 31, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, less estimated forfeitures.
Prior to the adoption of SFAS 123R, we presented all excess tax benefits related to stock compensation as cash flows from operating activities in the statement of cash flows. SFAS 123R requires the cash flows resulting from these tax benefits to be classified as cash flows from financing activities. In the first nine months of fiscal 2006, the excess tax benefit from the exercise of stock options was $0.9 million and was classified as cash flows from financing activities.
Had we used the fair value method prescribed by SFAS 123R to measure compensation related to stock options and awards to employees in prior periods, pro forma net income and pro forma earnings per share would have been as follows:
(In thousands, except per share data)

	Three Months Ended Aug. 31,	Nine Months Ended Aug. 31,
	2005	2005

Net income, currently reported	$12,595	$32,699
Add: stock-based compensation expense included in reported net income, net of tax	427	1,401
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(2,703)	(9,612)

Pro forma net income	$10,319	$24,488

Basic earnings per share:
As reported	$0.32	$0.87
Pro forma	$0.26	$0.65

Diluted earnings per share:
As reported	$0.30	$0.80
Pro forma	$0.24	$0.60

The stock-based employee compensation expense that is reflected in the Statement of Operations in the third quarter of fiscal 2006 was approximately $5.1 million. The stock-based employee compensation expense that is reflected in the Statement of Operations in the first nine months of fiscal 2006 was approximately $16.9 million. The total income tax benefit recognized in the Statement of Operations for the third quarter of fiscal 2006 for share-based payments was approximately $1.5 million and was approximately $4.8 million for the first nine months of fiscal 2006.
We have three shareholder-approved stock option plans: the 1992 Incentive and Nonqualified Stock Option Plan (1992 Plan), the 1994 Stock Incentive Plan (1994 Plan) and the 1997 Stock Incentive Plan (1997 Plan). These plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 1992, 1994 and 1997 Plans may include stock options (both incentive and nonqualified), grants of restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. Prior to fiscal 2005, no awards other than incentive and nonqualified stock options had been granted under the foregoing plans. The options granted prior to fiscal 2005 generally vest over five years and had terms of ten years. Subsequent option grants generally vest over five years and have terms of seven years. A total of 21,540,000 shares are issuable under these plans, of which 2,000,000 shares were available for grant at August 31, 2006.
We have an employee stock purchase plan which permits eligible employees to purchase shares of our common stock at 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. A total of 3,200,000 shares are issuable under the employee stock purchase plan, of which 263,000 shares were available at August 31, 2006.
In 2002, the Board of Directors approved and adopted the 2002 Nonqualified Stock Plan (2002 Plan), for which the approval of shareholders was not required. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. Prior to fiscal 2005, no awards other than nonqualified stock options had been granted under the 2002 Plan. The options granted prior to fiscal 2005 generally vest over five years and had terms of ten years. Subsequent option grants generally vest over five years and have terms of seven years. A total of 6,500,000 shares are issuable under the 2002 Plan, of which 72,100 shares were available for grant at August 31, 2006.
In 2004, the Board of Directors approved and adopted the 2004 Inducement Stock Plan (2004 Plan), for which approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the Nasdaq

Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than nonqualified stock options have been granted under the 2004 Plan. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. Subsequent option grants generally vest over five years and have terms of seven years. A total of 700,000 shares are issuable under the 2004 Plan, of which 197,000 shares were available for grant at August 31, 2006.
During the fourth quarter of fiscal 2005, we issued 190,000 shares of restricted stock under the 1997 Plan and the 2002 Plan. The restricted stock generally vests over two years. Approximately 22,000 shares were forfeited and approximately 49,000 shares were vested as of August 31, 2006.
A summary of stock option activity under all plans is as follows:
(In thousands, except per share data)

		Weighted Average
	Number	Exercise Price
	of Shares	Per Share
Options outstanding, December 1, 2005	9,459	$17.75
Granted	1,153	24.74
Exercised	(508)	14.78
Canceled	(324)	23.73

Options outstanding, August 31, 2006	9,780	$18.54

Options exercisable, August 31, 2006	6,046	$16.10

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at August 31, 2006 were 5.9 years and $72.6 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at August 31, 2006 were 5.3 years and $57.3 million, respectively.
A summary of the status of our restricted stock awards as of August 31, 2006 is as follows:
(In thousands, except per share data)

		Weighted Average
	Number	Grant date
	of Shares	Fair value
Restricted stock awards nonvested, December 1, 2005	188	$30.81
Granted	—	—
Vested	(47)	30.81
Forfeited	(22)	30.81

Restricted stock awards nonvested, August 31, 2006	119	$30.81

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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005

Stock Purchase Plan:
Expected volatility	27.2%	27.6%	27.2%	34.5%
Risk-free interest rate	3.3%	2.5%	3.1%	2.1%
Expected life in years	1.5	0.9	1.4	1.7
Expected dividend yield	None	None	None	None
Stock Options:
Expected volatility	28.4%	34.6%	29.7%	37.5%
Risk-free interest rate	5.1%	3.7%	4.8%	3.9%
Expected life in years	4.4	5.0	4.7	4.7
Expected dividend yield	None	None	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in the third quarter of fiscal years 2006 and 2005 was $6.97 and $12.36 per share, respectively. The weighted average estimated fair value of options granted in the first nine months of fiscal years 2006 and 2005 was $8.39 and $11.50 per share, respectively. We estimate forfeitures related to option grants at an annual rate of 7% per year. The weighted average estimated fair value for shares issued under the ESPP in the third quarter of fiscal years 2006 and 2005 was $6.98 and $5.69 per share, respectively. The weighted average estimated fair value for shares issued under the ESPP in the first nine months of fiscal years 2006 and 2005 was $6.70 and $5.92 per share, respectively.
Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.
Total gross unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards amounted to $40.8 million at August 31, 2006. The shares associated with this unrecognized expense have a weighted average remaining vest period of 2.8 years.
Note 4: Earnings Per Share
We calculate basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method. The following table provides the calculation of basic and diluted earnings per share on an interim basis:
(In thousands, except per share data)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Net income	$8,870	$12,595	$22,497	$32,699

Weighted average shares outstanding	41,137	38,947	40,899	37,651
Dilutive impact from outstanding stock options	1,764	3,410	2,245	3,260

Diluted weighted average shares outstanding	42,901	42,357	43,144	40,911

Earnings per share:
Basic	$0.22	$0.32	$0.55	$0.87
Diluted	$0.21	$0.30	$0.52	$0.80

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
Note 6: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments, unrealized gains and losses on foreign exchange hedging contracts and unrealized gains and losses on investments. The following table provides the calculation of comprehensive income on an interim basis:
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Net income	$8,870	$12,595	$22,497	$32,699
Foreign currency translation adjustments, net of tax	436	132	2,139	(528)
Unrealized gains on foreign exchange hedging contracts, net of tax	—	—	—	622
Unrealized gains (losses) on investments, net of tax	66	19	115	(78)

Total comprehensive income	$9,372	$12,746	$24,751	$32,715

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
The following table provides revenue and income from operations from our reportable segments on an interim basis:
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Revenue:
Application Development and Deployment	$98,164	$86,599	$286,992	$261,570
Enterprise SOA Infrastructure	16,211	14,483	44,372	38,998
Reconciling items	(3,013)	(1,594)	(6,495)	(3,149)

Total	$111,362	$99,488	$324,869	$297,419

Income (loss) from operations:
Application Development and Deployment	$31,164	$27,488	$92,990	$83,624
Enterprise SOA Infrastructure	(5,004)	(6,803)	(20,125)	(21,136)
Reconciling items	(13,973)	(8,920)	(41,401)	(21,110)

Total	$12,187	$11,765	$31,464	$41,378

Amounts included under reconciling items represent inter-segment sales, which are accounted for as if sold under an equivalent arms-length basis arrangement, amortization of acquired intangibles, stock-based compensation, acquisition-related expenses and certain unallocated administrative expenses.
Total revenue by significant product line, regardless of which segment generated the revenue, is as follows:
(In thousands)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005

DataDirect	$15,949	$7,887	$42,134	$25,696
Sonic and Real Time	18,098	16,015	50,300	42,921
Progress OpenEdge and other	77,315	75,586	232,435	228,802

Total revenue	$111,362	$99,488	$324,869	$297,419

Note 8: Acquisitions of NEON, Actional and Pantero
On January 20, 2006, we acquired for a combination of cash and stock, through a wholly-owned subsidiary, the stock of Actional Corporation (Actional) for an aggregate purchase price of approximately $29 million, net of cash acquired. Actional is a leading provider of Web services management software for visibility and run-time governance of distributed IT systems in a service-oriented architecture. The purpose of the acquisition was to broaden the Sonic product line. Upon the closing of the transaction, Actional became part of our Sonic operating unit. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Actional in our operating results from the date of acquisition. Transaction costs related to this acquisition totaled $0.4 million of direct acquisition costs. We paid the cash portion of the purchase price from available funds. After the closing, approximately $18.1 million of the purchase price remained to be paid, a portion of which was satisfied through the issuance of 460,011 shares of our common stock in the second quarter of fiscal 2006. The remaining cash balance was paid in the second quarter of fiscal 2006.
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
On June 19, 2006, we acquired, through a wholly-owned subsidiary, the stock of Pantero Corporation for an aggregate purchase price of approximately $6 million, net of cash acquired. Pantero is a provider of technology for validating business data in integration projects. Upon the closing of the transaction, Pantero became part of our Real Time operating unit. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Pantero in our operating results from June 19, 2006, the date of acquisition. Transaction costs related to this acquisition included $0.1 million of direct acquisition costs. We paid the purchase price in cash from available funds.
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
For all acquisitions we obtained valuations from independent appraisers for the amounts assigned to intangible assets. The preliminary allocation of the purchase prices as of August 31, 2006 was as follows:
(In thousands)

	Total	Life (in years)

Assets and liabilities, including cash	$3,527
Acquired intangible assets	38,009	1 to 10 years
Goodwill (not deductible for tax purposes)	68,393
In-process research and development	900
Deferred tax liability	(5,862)

Total purchase price	104,967
Less: cash acquired	(19,390)
Less: stock issuance	(13,511)

Net cash paid	$72,066

Pro forma financial information has not been presented, as the historical operations of NEON, Actional and Pantero are not significant to our consolidated financial statements.
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
In our accompanying fiscal 2005 interim financial statements, we recorded additional stock-based compensation expense of $0.6 million and $2.0 million for the three month and nine month periods ended August 31, 2005, respectively. As a result of the errors in determining measurement dates, we also recorded payroll withholding tax-related adjustments for the exercise of certain options formerly classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations. These options were determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date, and thus did not qualify for ISO tax treatment. Because these options did not qualify for ISO tax treatment, we should have withheld additional taxes on exercise of those options. We recorded estimated payroll withholding tax liabilities of $0.5 million and $1.2 million for the three month and nine month periods ended August 31, 2005, respectively, in connection with the disqualification of such ISO tax treatment. We have included in the estimated payroll withholding liabilities an estimate of a gross-up in income for any payments to be made on behalf of employees. The stock-based compensation expenses, including the aforementioned withholding tax adjustments and income tax expense adjustments, decreased net income by $0.8 million and $2.2 million for the three month and nine month periods ended August 31, 2005, respectively.
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
We derive a significant portion of our revenue from international operations. In the second half of fiscal 2005 and the first half of fiscal 2006, the strengthening of the U.S. dollar against most major currencies, primarily the euro and the British pound, negatively affected the translation of our results into U.S. dollars. In the third quarter of fiscal 2006, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the translation of our results into U.S. dollars. In the first two quarters of fiscal 2005 as well as in fiscal years 2002 through 2004, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the translation of our results into U.S. dollars.
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
Total stock-based employee compensation cost of $5.1 million is reflected in net income in the third quarter of fiscal 2006 and approximately $16.9 million is reflected in net income in the first nine months of fiscal 2006. The total income tax benefit recognized in our statement of operations for the third quarter of fiscal 2006 for share-based payments was approximately $1.5 million. The total income tax benefit recognized in our statement of operations for the first nine months of fiscal 2006 for share-based payments was approximately $4.8 million. Total gross unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards amounted to $40.8 million at August 31, 2006. The shares associated with this unrecognized expense have a weighted average remaining vest period of 2.8 years. For fiscal 2006, total stock-based compensation expense, including amounts from the issuance of restricted shares and amounts from stock options using the fair value provisions of SFAS 123R, is estimated to be approximately $23 million.
Prior to the adoption of SFAS 123R, we presented all excess tax benefits related to stock compensation as cash flows from operating activities in our statement of cash flows. SFAS 123R requires the cash flows resulting from these excess tax benefits to be classified as cash flows from financing activities when realized. In the first nine months of fiscal 2006, the tax benefit from the exercise of stock options was $0.9 million, which was classified as cash flows from financing activities.

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
Goodwill and Intangible Assets – We have goodwill and net intangible assets of $228.8 million at August 31, 2006. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize cash flow models to determine the fair value of our reporting units. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models, as do the third parties that provide valuation reports to us. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting – We have a net deferred tax asset of $29.7 million at August 31, 2006. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.
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

Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change
	Three Months Ended		Nine Months Ended		Three	Nine
	August 31,	August 31,	August 31,	August 31,	Month	Month
	2006	2005	2006	2005	Period	Period

Revenue:
Software licenses	38%	38%	39%	38%	11%	12%
Maintenance and services	62	62	61	62	12	7

Total revenue	100	100	100	100	12	9

Costs of revenue:
Cost of software licenses	2	2	2	2	10	7
Cost of maintenance and services	13	14	14	14	10	6
Amortization of acquired intangibles for purchased technology	2	1	1	1	65	53

Total costs of revenue	17	17	17	17	15	10

Gross Profit	83	83	83	83	11	9

Operating expenses:
Sales and marketing	40	38	41	39	16	15
Product development	17	16	18	16	19	19
General and administrative	13	11	12	11	33	23
Amortization of other acquired intangibles	2	2	2	1	63	72
Compensation expenses from repurchase of subsidiary stock options	—	3	—	1	*	*
Acquisition-related expenses, net	0	1	0	1	*	(33)

Total operating expenses	72	71	73	69	13	16

Income from operations	11	12	10	14	4	(24)
Other income	1	1	1	0	28	87

Income before provision for taxes	12	13	11	14	6	(20)
Provision for income taxes	4	0	4	3	954	16

Net income	8%	13%	7%	11%	(30)%	(31)%

Revenue. Our total revenue increased 12% from $99.5 million in the third quarter of fiscal 2005 to $111.4 million in the third quarter of fiscal 2006. Total revenue would have increased by 10% if exchange rates had been constant in the third quarter of fiscal 2006 as compared to exchange rates in effect in the third quarter of fiscal 2005. Total revenue increased 9% from $297.4 million in the first nine months of fiscal 2005 to $324.9 million in the first nine months of fiscal 2006. Total revenue would have increased by 11% if exchange rates had been constant in the first nine months of fiscal 2006 as compared to exchange rates in effect in the first nine months of fiscal 2005. Our revenue increased primarily due to the incremental revenue from the acquisitions of NEON and Actional and to increased volume of software license and maintenance sales from all of our major product lines, partially offset by the year-over-year impact of exchange rates.
Revenue from our Progress OpenEdge product line increased from $75.6 million in the third quarter of fiscal 2005 to $77.3 million in the third quarter of fiscal 2006 and increased from $228.8 million in the first nine months of fiscal 2005 to $232.4 million in the first nine months of fiscal 2006. Revenue derived from our Sonic and Real Time product lines increased 13% from $16.0 million in the third quarter of fiscal 2005 to $18.1 million in the third quarter of fiscal 2006 and increased 17% from $42.9 million in the first nine months of fiscal 2005 to $50.3 million in the first nine months of fiscal 2006. Revenue from our DataDirect product line increased 102% from $7.9 million in the third quarter of fiscal 2005 to $15.9 million in the third quarter of fiscal 2006 and increased 64% from $25.7 million in the first nine months of fiscal 2005 to $42.1 million in the first nine months of fiscal 2006.

Software license revenue increased 11% from $38.0 million in the third quarter of fiscal 2005 to $42.3 million in the third quarter of fiscal 2006. Software license revenue would have increased by 10% if exchange rates had been constant in the third quarter of fiscal 2006 as compared to exchange rates in effect in the third quarter of fiscal 2005. Software license revenue increased 12% from $112.8 million in the first nine months of fiscal 2005 to $126.4 million in the first nine months of fiscal 2006. Software license revenue would have increased by 14% if exchange rates had been constant in the first nine months of fiscal 2006 as compared to exchange rates in effect in the first nine months of fiscal 2005. The increase in software license revenue in the nine month period was primarily due to growth from the DataDirect product line, including the impact of products acquired in the NEON acquisition, and the Sonic and Real Time product lines. These product lines accounted for 47% of software license revenue in the third quarter of fiscal 2006 as compared to 36% in the third quarter of fiscal 2005. Software license revenue from indirect channels, including application partners and OEMs, increased 6% in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005.
Maintenance and services revenue increased 12% from $61.5 million in the third quarter of fiscal 2005 to $69.1 million in the third quarter of fiscal 2006. Maintenance and services revenue would have increased by 10% if exchange rates had been constant in the third quarter of fiscal 2006 as compared to exchange rates in effect in the third quarter of fiscal 2005. Maintenance and services revenue increased 7% from $184.7 million in the first nine months of fiscal 2005 to $198.4 million in the first nine months of fiscal 2006. Maintenance and services revenue would have increased by 9% if exchange rates had been constant in the first nine months of fiscal 2006 as compared to exchange rates in effect in the first nine months of fiscal 2005. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of growth in our installed customer base, renewal of maintenance agreements and an increase in professional services revenue.
Total revenue generated in markets outside North America increased 8% from $55.4 million in the third quarter of fiscal 2005 to $59.9 million in the third quarter of fiscal 2006 and represented 56% of total revenue in the third quarter of fiscal 2005 and 54% of total revenue in the third quarter of fiscal 2006. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, increased in EMEA and Latin America in fiscal 2006 as compared to fiscal 2005 partially offset by a decrease in Asia Pacific. Total revenue generated in markets outside North America would have represented 53% of total revenue if exchange rates had been constant in the third quarter of fiscal 2006 as compared to the exchange rates in effect in the third quarter of fiscal 2005.
Total revenue generated in markets outside North America increased 5% from $168.4 million in the first nine months of fiscal 2005 to $177.0 million in the first nine months of fiscal 2006 and represented 57% of total revenue in the first nine months of fiscal 2005 and 54% of total revenue in the first nine months of fiscal 2006. Revenue in EMEA and Latin America increased in fiscal 2006 as compared to fiscal 2005 and was partially offset by a decrease in Asia Pacific. Total revenue generated in markets outside North America would have represented 55% of total revenue if exchange rates had been constant in the first nine months of fiscal 2006 as compared to the exchange rates in effect in the first nine months of fiscal 2005.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of product media, documentation, duplication, packaging, electronic software distribution, royalties and amortization of capitalized software costs. Cost of software licenses increased 10% from $1.8 million in the third quarter of fiscal 2005 to $2.0 million in the third quarter of fiscal 2006, and remained the same as a percentage of software license revenue at 5%. Cost of software licenses increased 7% from $5.7 million in the first nine months of fiscal 2005 to $6.1 million in the first nine months of fiscal 2006, and remained the same as a percentage of software license revenue at 5%. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix. However, we expect the cost of software licenses to range from 5% to 8% of the related software license revenue in a given period.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 10% from $13.6 million in the third quarter of fiscal 2005 to $15.0 million in the third quarter of fiscal 2006, and remained the same as a percentage of maintenance and services revenue at 22%. Cost of maintenance and services increased 6% from $41.7 million in the first nine months of fiscal 2005 to $44.4 million in the first nine months of fiscal 2006, and decreased as a percentage of maintenance and services revenue from 23% to 22%. The total dollar amount in the third quarter of fiscal 2006 and in the first nine months of fiscal 2006 increased primarily due to increased usage of third party contractors for professional services engagements and the adoption of SFAS 123R. Cost of maintenance and services included $0.1 million of stock-based compensation in the third quarter of fiscal 2005 as compared to $0.4 million of stock-based compensation in the third quarter of fiscal 2006. Cost of maintenance and services included $0.2 million of stock-based compensation in the first nine months of fiscal 2005 as compared to $1.3 million of stock-based compensation in the first nine months of fiscal 2006. Our technical support, education and consulting headcount decreased by 4% from the end of the third quarter of fiscal 2005 to the end of the third quarter of fiscal 2006.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased from $1.4 million in the third quarter of fiscal 2005 to $2.3 million in the third quarter of fiscal 2006. Amortization of acquired intangibles for purchased technology increased from $3.8 million in the first nine months of fiscal 2005 to $5.8 million in the first nine months of fiscal 2006. The increase was due to amortization expense associated with the acquisitions of NEON and Actional in the first quarter of fiscal 2006.
Gross Profit. Our gross profit increased 11% from $82.6 million in the third quarter of fiscal 2005 to $92.0 million in the third quarter of fiscal 2006. The gross profit percentage of total revenue remained the same at 83% in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2006. Our gross profit increased 9% from $246.3 million in the first nine months of fiscal 2005 to $268.6 million in the first nine months of fiscal 2006. The gross profit percentage remained the same at 83% of total revenue in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005.
Sales and Marketing. Sales and marketing expenses increased 16% from $38.3 million in the third quarter of fiscal 2005 to $44.6 million in the third quarter of fiscal 2006, and increased as a percentage of total revenue from 38% to 40%. Sales and marketing expenses increased 15% from $115.0 million in the first nine months of fiscal 2005 to $132.2 million in the first nine months of fiscal 2006, and increased as a percentage of total revenue from 39% to 41%. The increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses resulting from acquisitions and to the adoption of SFAS 123R. Sales and marketing expenses included $0.2 million of stock-based compensation in the third quarter of fiscal 2005 as compared to $1.9 million of stock-based compensation in the third quarter of fiscal 2006. Sales and marketing expenses included $0.8 million of stock-based compensation in the first nine months of fiscal 2005 and $6.3 million of stock-based compensation in the first nine months of fiscal 2006. Our sales support and marketing headcount increased by 3% from the end of the third quarter of fiscal 2005 to the end of the third quarter of fiscal 2006.
Product Development. Product development expenses increased 19% from $16.2 million in the third quarter of fiscal 2005 to $19.3 million in the third quarter of fiscal 2006, and increased as a percentage of revenue from 16% to 17%. Product development expenses increased 19% from $48.5 million in the first nine months of fiscal 2005 to $57.6 million in the first nine months of fiscal 2006, and increased as a percentage of revenue from 16% to 18%. The dollar increase was primarily due to headcount-related expenses from the development teams associated with the recently acquired NEON and Actional products and the adoption of SFAS 123R. Product development expenses included $0.1 million of stock-based compensation in the third quarter of fiscal 2005 as compared to $1.2 million of stock-based compensation in the third quarter of fiscal 2006. Product development expenses included $0.4 million of stock-

based compensation in the first nine months of fiscal 2005 as compared to $3.9 million of stock-based compensation in the first nine months of fiscal 2006. Our product development headcount increased 17% from the end of the third quarter of fiscal 2005 to the end of the third quarter of fiscal 2006.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 33% from $10.5 million in the third quarter of fiscal 2005 to $14.0 million in the third quarter of fiscal 2006, and increased as a percentage of revenue from 11% to 13%. General and administrative expenses increased 23% from $32.8 million in the first nine months of fiscal 2005 to $40.2 million in the first nine months of fiscal 2006, and increased as a percentage of revenue from 11% to 12%. General and administrative expenses for the first nine months of fiscal 2006 include $1.1 million of costs related to the stock option review. The dollar increase was also due to headcount-related costs, transition and integration costs associated with acquisitions, and the adoption of SFAS 123R. General and administrative expenses included $0.2 million of stock-based compensation in the third quarter of fiscal 2005 as compared to $1.6 million of stock-based compensation in the third quarter of fiscal 2006. General and administrative expenses included $0.7 million of stock-based compensation in the first nine months of fiscal 2005 as compared to $5.4 million of stock-based compensation in the first nine months of fiscal 2006. Our administrative headcount increased 8% from the end of the third quarter of fiscal 2005 to the end of the third quarter of fiscal 2006.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles increased from $1.2 million in the third quarter of fiscal 2005 to $2.0 million in the third quarter of fiscal 2006. Amortization of other acquired intangibles increased from $3.1 million in the first nine months of fiscal 2005 to $5.3 million in the first nine months of fiscal 2006. The increase was due to amortization expense associated with the acquisitions of NEON and Actional in the first quarter of fiscal 2006.
Acquisition-Related Expenses. Acquisition-related expenses for the first nine months of fiscal 2006 include $0.9 million of expenses for retention bonuses to Apama and EasyAsk employees who joined us in fiscal 2005 and $0.9 million of in-process research and development from the acquisition of NEON, which was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. The value of in-process research and development was determined based on an appraisal from an independent third party.
Compensation expense from repurchase of subsidiary stock options. Compensation expense from repurchase of subsidiary stock options for the third quarter of fiscal 2005 represented expenses of $2.8 million related to the settlement and pay-out to Sonic employees who held vested, in-the-money options to purchase Sonic common stock.
Income From Operations. Income from operations increased 4% from $11.8 million in the third quarter of fiscal 2005 to $12.2 million in the third quarter of fiscal 2006 and decreased as a percentage of total revenue from 12% in the third quarter of fiscal 2005 to 11% in the third quarter of fiscal 2006. Income from operations decreased 24% from $41.4 million in the first nine months of fiscal 2005 to $31.5 million in the first nine months of fiscal 2006 and decreased as a percentage of total revenue from 14% in the first nine months of fiscal 2005 to 10% in the first nine months of fiscal 2006. The decrease was primarily due to the adoption of SFAS 123R and the increase in amortization of acquired intangibles and other acquisition-related expenses.
Income from operations increased from $27.5 million in the third quarter of fiscal 2005 to $31.2 million in the third quarter of fiscal 2006 in our Application Development & Deployment segment, which primarily includes OED and DataDirect Technologies. Income from operations in the same segment increased from $83.6 million in the first nine months of fiscal 2005 to $93.0 million in the first nine months of fiscal 2006. Losses from operations decreased from $6.8 million in the third quarter of fiscal 2005 to $5.0 million in the third quarter of fiscal 2006 in our Enterprise SOA Infrastructure segment, which includes Sonic and Real Time. Losses from operations in the same segment decreased from $21.1 million in the first nine months of fiscal 2005 to $20.1 million in the first nine months of fiscal 2006. See Note 7 to the accompanying condensed consolidated financial statements for a reconciliation of income from operations for each segment to consolidated income from operations.
Other Income. Other income increased 28% from $1.3 million in the third quarter of fiscal 2005 to $1.7 million in the third quarter of fiscal 2006. The increase was primarily due to an increase in interest income resulting from slightly higher interest rates, and to lower foreign exchange losses in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. Other income increased 87% from $1.5 million in the first nine months of fiscal 2005 to $2.9 million in the first nine months of fiscal 2006. The increase was primarily due to an increase in interest income resulting from slightly higher interest rates, higher average cash and short-term investment balances, partially offset by higher foreign exchange losses.
Provision for Income Taxes. Our effective tax rate was 4% in the third quarter of fiscal 2005 as compared to 36% in the third quarter of fiscal 2006. Our effective tax rate was 24% in the first nine months of fiscal 2005 as compared to 35% in the first nine months of fiscal 2006. We provide for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year. Cumulative adjustments to the tax provision are recorded in the interim period in which a change in the estimated annual effective rate is determined. During the third quarter of fiscal 2005, the IRS completed an examination of our United States income tax returns for fiscal years through 2002. The provision for income taxes in the third quarter of fiscal 2005 included a tax benefit of $3.8 million resulting from the reversal of previously established income tax liabilities that were no longer required. The increase in the effective tax rate from the third quarter and first nine months of fiscal 2005 as compared to the same periods in fiscal 2006 was primarily due to this benefit.
Liquidity and Capital Resources
At the end of the third quarter of fiscal 2006, our cash and short-term investments totaled $237.1 million. The decrease of $29.3 million since the end of fiscal 2005 resulted primarily from cash paid for the acquisitions of NEON, Actional and Pantero.
We generated $48.3 million in cash from operations in the first nine months of fiscal 2006 as compared to $63.9 million in the first nine months of fiscal 2005. The decrease in cash generated from operations in the third quarter of fiscal 2006 over the third quarter of fiscal 2005 was primarily due to an increase in acquisition related payments as compared to amounts from the previous period.
Accounts receivable increased by $0.7 million from the end of fiscal 2005. Accounts receivable days sales outstanding, or DSO, decreased by 2 days to 54 days at the end of the third quarter of fiscal 2006 as compared to 56 days at the end of fiscal 2005 and increased by 7 days from 47 days at the end of the third quarter of fiscal 2005. Our DSO tends to be lowest at the end of the third quarter of each fiscal year and highest at the end of the first quarter due to the concentration of maintenance renewal billings in the first quarter. We target a DSO range of 60 to 80 days.
We purchased property and equipment totaling $12.3 million in the first nine months of fiscal 2006 as compared to $5.9 million in the first nine months of fiscal 2005. The purchases consisted primarily of computer software, equipment and building and leasehold improvements. The increase primarily related to costs associated with our ongoing ERP implementation.
In September 2005, the Board of Directors authorized, for the period from October 1, 2005 through September 30, 2006, the purchase of up to 10,000,000 shares of our common stock, at such times that we deem such purchases to be an effective use of cash. We purchased and retired approximately 470,000 shares of our common stock for $12.7 million in the first nine months of fiscal 2006 as compared to approximately 379,000 shares of our common stock for $9.3 million in the first nine months of fiscal 2005.
We received $13.0 million in the first nine months of fiscal 2006 from the exercise of stock options and the issuance of ESPP shares as compared to $46.1 million in the first nine months of fiscal 2005.
In the first nine months of fiscal year 2006, we used cash and stock to complete three acquisitions. All of these acquisitions were accounted for as purchases, and accordingly, the results of operations of the acquired companies are included in our operating results from their respective dates of acquisition. The details of the acquisitions are as follows:
•	On January 20, 2006, we acquired for a combination of cash and stock, through a wholly-owned subsidiary, the stock of Actional Corporation for an aggregate purchase price of approximately $29 million, net of cash. At February 28, 2006, approximately $18.1 million of the purchase price remained to be paid, a portion of which has since been satisfied through the issuance of 460,011 shares of our common stock. The remaining cash balance was paid in the second quarter of fiscal 2006.

•	On January 30, 2006, we acquired, through a wholly-owned subsidiary, approximately 91% of the outstanding shares of common stock of NEON Systems, Inc., and we acquired the remaining outstanding shares of common stock of NEON on February 2, 2006. The aggregate purchase price of the acquisition was approximately $51 million, net of cash acquired.

•	On June 19, 2006, we acquired, through a wholly-owned subsidiary, the stock of Pantero Corporation for an aggregate purchase price of $6 million, net of cash acquired.
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
We enter into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. We have not entered into foreign exchange option and forward contracts for speculative or trading purposes. We base our accounting policies for these contracts on the designation of the contracts as hedging instruments. The criteria we use for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. We generally recognize market value increases and decreases on the foreign exchange option and forward contracts in income in the same period as gains and losses on the underlying transactions. We operate in certain countries where there are limited forward currency exchange markets and thus we have unhedged transaction exposures in these currencies. The notional principal amount of outstanding foreign exchange option contracts at August 31, 2006 was $100.2 million. There were no unrealized market value gains on such contracts at August 31, 2006. We also hedge net intercompany balances. We generally do not hedge the net assets of our international subsidiaries. The foreign exchange exposure from a 10% movement of currency exchange rates on our financial position is not significant. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 6% and our net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.
The table below details outstanding forward contracts, which mature in ninety days or less, at August 31, 2006 where the notional amount is determined using contract exchange rates:
(In thousands, except exchange rate data)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	for U.S. Dollars	for Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$2,870	1.31
Brazilian real	$1,066	—	2.16
Euro	—	34,607	0.78
Japanese yen	4,197	—	116.75
South African rand	745	—	7.12
U.K. pound	—	17,192	0.52

	$6,008	$54,669

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
Evaluation of Disclosure Controls and Procedures
Our management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d- 15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2006.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We believe that subsequent to August 31, 2006, we completed our remediation of the aforementioned material weakness in our internal control over financial reporting. During the second half of fiscal 2005, prior to the commencement of the investigation by the Audit Committee and the Special Committee, we revised our stock option grant practices. The revised grant process includes, among other things, fixed grant dates during the year, review by the Compensation Committee of a preliminary grant list in advance of the fixed grant date and a final approval by the Compensation Committee of the final list of grant recipients on the fixed grant date. Additionally, our management has corrected its understanding of the accounting principles included in APB 25 and as a result, our previous accounting for stock-based compensation has been corrected in the restated consolidated financial statements appearing in Item 1 of this Form 10-Q.
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
(c) Stock Repurchases
(in thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased (1)	Per Share	Or Programs	Programs (2)

June 1, 2006 – June 30, 2006	—	—	—	9,449
July 1, 2006 – July 31, 2006	—	—	—	9,449
August 1, 2006 – August 31, 2006	—	—	—	9,449

Total	—	—	—	9,449

(1)	All shares were purchased in open market transactions.

(2)	Our board authorized repurchase programe which existed at August 31, 2006 expired on September 30, 2006. In September 2006, the Board of Directors authorized, for the period from October 1, 2006 through September 30, 2007, the purchase of up to 10,000,000 shares of our common stock.
Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Joseph W. Alsop

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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