Form 10-K
period 2006-11-30
PROGRESS SOFTWARE CORP /MA
filed 2007-02-13
CIK 876167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-19417
PROGRESS SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-2746201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14 Oak Park
Bedford, Massachusetts 01730
(Address of principal executive offices)
Telephone Number: (781) 280-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock $.01 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐       No ☑
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
Yes ☐       No ☑
As of May 31, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $932,000,000.
As of January 31, 2007, there were 40,789,000 common shares outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007 are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2006

CAUTIONARY STATEMENTS
The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-K, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are various factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors are more fully described in Item 1A of this Form 10-K under the heading “Risk Factors.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.
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
We completed four acquisitions in fiscal 2006. See a description of such acquisitions under the heading “Overview” in Item 7 of this Form 10-K.
Product Lines and Segments
We have nine principal product lines:
•	Progress® OpenEdge®

•	Progress® Apama®

•	Progress® Sonic™

•	Progress® Actional®

•	DataDirect® Shadow®

•	DataDirect® Connect®

•	Progress® EasyAsk®

•	Progress® DataXtend™

•	Progress® ObjectStore®

Progress® OpenEdge®
The Progress OpenEdge platform, with more than 60,000 customers worldwide, is a comprehensive platform for the rapid development and deployment of business applications that are standards-based and service-oriented. OpenEdge applications can be deployed and managed over virtually any computer platform and across the Internet. OpenEdge provides a unified environment comprising development tools, application servers, application management tools, an embedded database, and the capability to easily connect and integrate with other applications and data sources.
Progress® Apama®
The Progress Apama Event Processing platform can monitor rapidly moving event streams, detect sophisticated patterns, and take action at extremely fast speeds. Apama’s sophisticated complex event processing (CEP) functionality can act on a variety of diverse, high velocity data streams, including financial market feeds, RFID signals, telecommunications network traffic, and satellite telemetry data.
Progress® Sonic™
The Sonic products help IT organizations achieve broad-scale interoperability of IT systems and the flexibility to adapt these systems to rapidly changing business needs. The Sonic products include the SonicMQ continuously available enterprise messaging system, and Sonic ESB, a leading enterprise service bus (ESB). Sonic products simplify the integration and flexible reuse of diverse and often proprietary business systems by manipulating them as modular, standards-based services which can be rapidly combined to serve the business in new ways.
Progress® Actional®
The Progress Actional product line delivers Service-Oriented Architecture (SOA) and Web services management products that provide visibility, security and control of the activities of services and end-to-end business processes in the runtime environment. Actional capabilities include system and process-level visibility, as well as policy enforcement across a SOA infrastructure deployed on any combination of platforms.
DataDirect® Shadow®
The DataDirect Shadow product is a multi-threaded, native runtime architecture and consolidated development environment providing a real-time foundation architecture for standards-based mainframe integration. The Shadow product supports Web services for SOA, Real-time events for event-driven architecture, SQL for direct data access and transactional support and automatic presentation layer generation for extending screen-based applications to the Web.
DataDirect® Connect®
DataDirect Connect products provide data connectivity components that use industry-standard interfaces to connect applications running on various platforms to any major database. With components embedded in the products of over 250 software companies and in the applications of thousands of large enterprises, DataDirect is a global leader in the data connectivity market.
Progress® EasyAsk®
Progress EasyAsk provides product search, navigation and merchandising for the web sites of many of the nation’s largest retailers. Progress EasyAsk also provides a unique natural language query and reporting product that enables enterprise and ISV customers to reach a broader community of non-technical users.
Progress® DataXtend™
The Progress DataXtend product family provides data integration for distributed applications, delivering real-time transactional views of shared data in the form that applications need. The Progress DataXtend Semantic Integrator product offers a unique approach to the data management problems often associated with SOA, employing a common semantic data model to create sophisticated data transformations, enabling organizations to integrate heterogeneous data sources with no disruption to existing applications.

Progress® ObjectStore®
The Progress ObjectStore object data management system enables users to store C++ and Java data much faster than with a relational database management system (RDBMS) or file-based storage system. The ObjectStore system provides all the transactional and high-availability features utilized in distributed enterprises, but with much less code than traditional database technology. As a result, the ObjectStore product provides high-performance data management with substantially faster time to market.
Segments. Based upon the aggregation criteria for segment reporting within consolidated financial statements, we have three reportable segments. We also have two operating units that do not meet the criteria for separate segment reporting. Sales from each of these two operating units are included within the results of the three primary segments as shown below:
•	the OpenEdge segment, which consists primarily of the OpenEdge and EasyAsk divisions,

•	the Enterprise Infrastructure segment, which consists primarily of the Enterprise Infrastructure Division and the Apama Division, and

•	the DataDirect segment, which consists primarily of the DataDirect Technologies operating unit.
For financial information relating to business segments and international operations, see Note 11 of the Consolidated Financial Statements appearing in this Form 10-K.
Our Products
We develop, market and distribute software for the development, deployment, integration and management of business applications. We provide development tools that empower developers to deliver high-quality applications. We deliver reliable, high-performance deployment and integration products such as application servers, databases, enterprise service buses and messaging servers that are essential to the successful use of an application, result in a low total cost of ownership and extend the application’s lifecycle. Our product lines are designed to comply with open standards and to deliver high levels of performance and scalability. Our products are generally licensed as perpetual licenses, but certain products and business activities utilize a subscription licensing model.
The following descriptions, organized by product lines, provide details about our significant products:
Progress® OpenEdge®
OpenEdge® Studio
The OpenEdge Studio product provides developers with a unified, highly productive development environment for building complex distributed business applications. The OpenEdge Studio environment presents one workbench and one set of tools for developing a range of applications from client/server models to transaction processing over the Internet. OpenEdge contains the Progress AppBuilder central workbench that provides visual tools for defining objects, laying out interfaces and linking data, and the 4GL Development System, a toolset for writing Progress applications that includes an editor, compiler, data dictionary and data administration utilities.
OpenEdge® RDBMS
The OpenEdge RDBMS products are high-performance relational databases that can scale from a single-user Windows system to symmetric multiprocessing and cache coherent non-uniform memory access systems, supporting thousands of concurrent users. In addition to offering scalability and a low total cost of ownership, the OpenEdge RDBMS products offer high availability, reliability, performance, and platform portability. OpenEdge RDBMS products provide flexible data storage capabilities that allow multiple clients to access the same data via Progress 4GL or SQL access via Open DataBase Connectivity (ODBC) and Java™ DataBase Connectivity (JDBC). OpenEdge RDBMS products integrate with enterprise applications, tools and numerous third-party data management systems. The three OpenEdge RDBMS products, Enterprise, Workgroup and Personal, allow users to select a solution that satisfies their business objectives.

The OpenEdge Enterprise RDBMS database is designed for mid-size and large user environments and the transaction processing throughput of high volume SQL-based and Progress 4GL-based on-line transaction processing applications. The OpenEdge Enterprise RDBMS product was developed with a flexible, multi-threaded, multi-server architecture. The OpenEdge Enterprise RDBMS product is a powerful, open and large-scale enterprise database that can run across multiple hardware platforms and networks. The architecture of the storage engine lets applications take advantage of powerful computing systems. With support for over 10,000 concurrent users and numerous terabytes of data, it provides the capacity for large-scale, high-performance computing.
The OpenEdge Workgroup RDBMS product, which offers many of the same powerful capabilities as the OpenEdge Enterprise RDBMS database, is designed for deployment in a departmental or small business environment that involves a limited number of users (up to fifty). This department-level solution provides high performance, multi-user support and cross-platform interoperability. The OpenEdge Workgroup RDBMS product runs on a wide variety of hardware and operating system platforms. The OpenEdge Personal RDBMS product is bundled with OpenEdge development tools and is suitable for deploying single-user SQL-based and 4GL-based applications and for developing, prototyping and testing applications.
OpenEdge® Application Server
The OpenEdge Application Server product supports an open, component-based model for partitioning applications and enables applications to be transformed into modular elements within an integrated environment. This enables business logic to be more easily distributed and reused. The OpenEdge Application Server product provides open, standards-based interoperability and integration to ensure that applications can support multiple user interface and integration methodologies. The OpenEdge Application Server product includes the WebSpeed® Transaction Server product, which is designed for high-throughput transaction processing over the Internet.
There are two editions of the OpenEdge Application Server product to address varying processing needs. The OpenEdge Application Server Basic Edition product provides a solution for deploying simple yet dynamic business applications for some small and mid-size businesses. The OpenEdge Application Server Enterprise Edition product provides an application server solution for mid-size and large businesses. The Enterprise Edition solution provides the foundation for delivering SOA and next-generation integration, including SonicMQ messaging and Sonic ESB Web services
OpenEdge® DataServers
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
Progress® Fathom®
Progress Fathom® enterprise-class application management tools are designed to increase the availability and performance of business systems. Progress Fathom tools enhance the availability and performance of Progress-based applications through system monitoring, alerting and automatic handling of corrective actions.
Progress® Apama®
Progress® Apama® Algorithmic Trading Platform
Progress Apama provides a platform to enable next-generation algorithmic trading, giving trading groups within financial institutions full control over composing, deploying, and managing algorithmic trading strategies, such as VWAP, spread trading and index arbitrage management products.
Progress® Apama® ESP
The Progress Apama ESP (Event Stream Processing) product supports the processing of multiple streams of event data with the goal of identifying the meaningful events within those streams. The Progress Apama ESP product monitors event-oriented data, applies sets of analytic rules to those events in real time, and, through that real-time analysis, determines the appropriate action to be taken.

Progress® Sonic™
Sonic ESB®
Sonic ESB enterprise service bus is designed to simplify the integration and flexible reuse of business components using a standards-based, service-oriented architecture. The Sonic ESB product is designed to allow system architects to dynamically configure the reliable connection, mediation and control of services and their interactions. The Sonic ESB product spans clusters and security infrastructures to form a federated environment which can be managed from any point. With its configurable service interaction that eliminates hard-wired dependencies, the Sonic ESB product is designed to make it easier to deploy initial projects and, without recoding, evolve, scale, and extend them throughout the enterprise.
SonicMQ®
SonicMQ standards-based enterprise messaging system is designed to deliver high performance, management capabilities and scalability for large enterprise deployments. The patent-pending Sonic Continuously Available Architecture (CAA) is designed to ensure continuous system performance, while the Dynamic Routing Architecture® capabilities and advanced clustering technologies are designed to ensure scalability to large numbers of messages, users and brokers. Sonic CAA provides high availability for SonicMQ message brokers, SonicMQ clients and the communications among clients, brokers, and destinations. The advanced distributed management and deployment infrastructure of the SonicMQ system simplifies operations and lowers the total cost of ownership for business-critical communication across the enterprise. The SonicMQ product is designed to have strong authentication, authorization, and encryption support to ensure that messages and systems are protected inside and outside the firewall. With its guaranteed message delivery system that ensures messages are not lost due to software, network, or hardware failure, the SonicMQ system is utilized for very complex business transactions and mission-critical communications.
Progress® Actional®
Looking Glass™
Looking Glass enterprise-class management and runtime governance solution enables users to secure, govern and manage Web services and SOA processes from end to end. Utilizing Actional’s weightless and non-intrusive Ghost Agents™ product, the Looking Glass solution gathers message data and enforces policy as messages flow through the Services Network, dynamically mapping each and every transaction for unprecedented visibility and control.
SOAPstation®
SOAPstation Web services intermediary reduces the costs and complexity of deploying and managing Web services projects. As an active participant in the message flow, the SOAPstation product controls Web service monitoring, security and access control, interoperability, traffic flow, change management and policy implementation. By deploying the SOAPstation product, organizations can cost effectively manage and scale their Web services and SOA deployments.
DataDirect® Shadow®
Shadow® RTE
The Shadow RTE product is a robust, multi-threaded, native runtime providing a real-time foundation architecture for standards-based mainframe integration. Shadow RTE runtime supports Web Services for SOA, Real-time events for Event-Driven Architecture (EDA), SQL for direct data access and transactional support and Automatic presentation layer generation for extending screen-based applications to the web. With the Shadow RTE product, organizations have a mainframe integration infrastructure that at its core delivers a secure, reliable and scalable framework for all mainframe integration.

DataDirect® Connect®
DataDirect® Connect®
The DataDirect Connect for ODBC product is a clientless wire protocol ODBC driver for all major databases, including IBM DB2, Informix, Oracle, Microsoft SQL Server, Progress OpenEdge and Sybase. Wire protocol drivers eliminate the need for the database vendor’s client software, thereby making applications easier to configure, deploy and maintain, and increasing data access speeds. The DataDirect Connect for JDBC product is a Type 4 JDBC driver for high-performance database connectivity. DataDirect Connect for JDBC drivers support the latest database features, such as JTA (Java Transaction API). Other products from DataDirect include Connect64 for ODBC, Connect for         .NET, Connect for ADO and Connect for SQL/XML.
Stylus Studio®
Stylus Studio advanced eXtensible Mark-up Language (XML) development environment includes numerous XML-related data maps, editors and debuggers. The Stylus Studio product has the capability to query and update relational data using the SQL/XML standard.
DataDirect XQuery®
The DataDirect XQuery product is an XQuery implementation for applications that need to process both XML and relational data sources. DataDirect XQuery implementation provides special query optimization and mediation for optimal performance when accessing relational data, and includes XQuery (XML Query) Tools, a standards-based, advanced XQuery development environment.
Progress® EasyAsk®
EasyAsk® Commerce
The EasyAsk Commerce product provides advanced product search, navigation and merchandising for e-commerce sites. The solution offers a wide variety of ways for web shoppers to find the products they are looking for, resulting in higher sales for the e-commerce site.
EasyAsk® Enterprise
The EasyAsk Enterprise product provides advanced natural language query and reporting tools that enable non-technical users to find and extract information from enterprise databases. EasyAsk enables a non-technical users to easily ask for, locate and access data that exists in corporate databases.
EasyAsk® ISV
The EasyAsk ISV product provides embedded query, search and navigation tools that enable ISVs to extend the functionality of their applications with a compelling differentiation to drive revenue, increase customer satisfaction and reduce customer support costs. EasyAsk enables an ISV’s customers to easily ask for, locate and access data that exists in the ISV’s application, but traditionally can not be easily retrieved.
Progress® DataXtend™
DataXtend™ Semantic Integrator (SI)
The DataXtend Semantic Integrator (SI) product solves the problem of validating data exchanges between systems by focusing on the business integrity of data — not just ensuring that the format of that data is correct, but ensuring that data is valid based on business rules for the users and applications that require the data.

DataXtend™ CE
The DataXtend™ CE product provides a distributed data caching infrastructure that is automatically generated using model-driven, object-relational mapping tools. This data access and caching layer is designed to minimize bottlenecks in custom enterprise applications by optimizing relational database access. The DataXtend CE product provides graphical object-relational mapping tools and model-driven, interactive code generation designed to accelerate development. Built-in intelligent cache design incorporates the object model and schema for high performance. Cache clustering capabilities provide scalability and high availability.
DataXtend™ RE
The DataXtend RE product offers patented technology for two-way, read-write replication of databases and applications, supporting companies that need to manage data across multiple sites, geographies or systems. This technology enables enterprises to effectively distribute business applications within an enterprise or to remote offices and users, improving the quality of service and system availability.
Progress® ObjectStore®
ObjectStore® Enterprise
The Progress ObjectStore Enterprise product is an ODBMS that delivers high performance at in-memory speed. It is the ideal embedded database for applications that demand reliable, transactional object persistence. Its Cache-Forward Architecture enables users to accelerate their C++ and Java development.
ObjectStore® PSE Pro™
Progress ObjectStore PSE Pro™ persistent object data management solution is designed for single-process and/or embedded application support. The PSE (Personal Storage Edition) Pro product delivers a complete set of data services for Java or C++ applications, packaged in a compact footprint.
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
Our product development staff consisted of 456 employees as of November 30, 2006. We have ten development offices in North America, two development offices in EMEA and one development office in India. We spent $77.3 million in fiscal 2006, $64.0 million in fiscal 2005, and $61.5 million in fiscal 2004 on product development, of which no amounts were capitalized in fiscal 2006 and in fiscal 2005, and $0.3 million in fiscal 2004 was capitalized.
Customers
We globally market our products through indirect channels, primarily application partners and OEMs, and directly to end-users. Purchasers of Progress-based applications are generally either business managers or IT managers in corporations and government agencies. In addition, we market our DataDirect and, to a lesser extent, our Enterprise Infrastructure product line to OEMs who embed and resell these products as part of an integrated solution. We use international distributors in countries where we do not have a direct presence. No single customer has accounted for more than 10% of our total revenue in any of our last three fiscal years.
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
Original Equipment Manufacturers (OEMs)
We enter into arrangements with OEMs whereby the OEM embeds our products into its solutions, potentially either software or technology devices. The OEM channel is primarily utilized by DataDirect and, to a lesser extent, the Enterprise Infrastructure Division. OEMs typically license the right to embed our products into their solutions and distribute such solutions for initial terms ranging from one to three years. Historically, a significant portion of our OEMs have renewed their agreement upon the expiration of the initial term.
Direct End-users
We license our products directly to corporations, government agencies and other organizations. Many end-users who purchase application partner applications also purchase our development tools to supplement their internal application development or purchase add-on products directly from us. Like application partners, end-user customers also license deployment products for internal applications.
Sales and Marketing
We sell our products through our direct sales force in the United States and in over 25 other countries and through independent distributors in over 30 additional countries outside North America. The sales, marketing and service groups are organized by operating unit and by region within each operating unit as applicable. We conduct business through our five operating units. Our three primary operating units include the OpenEdge Division, the Enterprise Infrastructure Division, and DataDirect Technologies. We also conduct business through the Apama Division and the EasyAsk Division. The OpenEdge Division operates by region in North America, EMEA, Asia/Pacific and Latin America. The Enterprise Infrastructure Division, which primarily sells the Sonic, Actional, DataXtend, ObjectStore, and Apama product lines, operates by region within North America and EMEA. DataDirect Technologies, which consists primarily of the DataDirect Connect and DataDirect Shadow product lines, operates by region within North America, EMEA and Japan. The Apama operating unit is included as part of our Enterprise Infrastructure segment, and EasyAsk is included as part of our OpenEdge segment.
We believe that this structure allows us to maintain direct contact with and support the diverse market requirements of our customers. Our international operations provide focused local marketing efforts and are able to respond directly to changes in local conditions.
Sales personnel are responsible for developing direct end-user accounts, recruiting new application partners and OEM accounts, managing existing application partner relationships and servicing existing customers. We actively seek to avoid conflict between the sales efforts of our application partners and our own direct sales efforts. We use our inside sales and customer service groups to enhance our direct sales efforts and to generate new business and follow-on business from existing customers. These groups may provide evaluation copies to application partners or end-user organizations to help qualify them as prospective customers, and also sell additional development and deployment products to existing customers.
Our marketing groups within each operating unit conduct a variety of marketing programs designed to ensure a stream of market-ready products, raise the general awareness of our company and our operating units, generate leads for the sales organization and promote our various product lines. These programs include public relations, direct mail, participation in trade shows, advertising and production of collateral literature. In fiscal 2006, we held six regional user conference events in the United States, Brazil, Mexico, Greece, South Africa and Australia.

Customer Support
Our technical support staff provides telephone support to application developers and end-users. Customers may purchase maintenance services entitling them to software updates, technical support and technical bulletins. First year maintenance and any subsequent annual renewals are not included with our products and are purchased separately. We provide technical support to customers primarily through our technical support centers in Bedford, Massachusetts; Morrisville, North Carolina; Sugarland, Texas; Rotterdam, The Netherlands; Slough, United Kingdom; and Melbourne, Australia. Local technical support for specific products is provided in certain other countries as well.
The Progress Software Developers Network® (PSDN) online and offline services are designed to help developers write best-of-breed business applications using Progress products and technologies. PSDN services provide access to the latest information on Progress technology. Through PSDN Subscriptions, developers gain priority access to a complete, continuously updated set of Progress development and deployment products.
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
We seek to protect the source code of our products as trade secrets and as unpublished copyrighted works. We own twenty-six patents covering portions of our products. We also own thirty-seven patent applications for some of our other product technologies. Where possible, we seek to obtain protection of our product names and service offerings through trademark registration and other similar procedures throughout the world.
Actional, Apama, DataDirect, DataDirect Connect, DataDirect XQuery, Dynamic Routing Architecture, EasyAsk, Progress, ObjectStore, OpenEdge, Progress OpenEdge, Progress Software Developers Network, Shadow, SOAPstation, Sonic ESB, SonicMQ, Stylus Studio and WebSpeed are registered trademarks of Progress Software Corporation or one of our subsidiaries in the United

States and/or other countries. Cache-Forward, DataXtend, Fathom, Looking Glass, PSE Pro, and Sonic are trademarks of Progress Software Corporation or one of its subsidiaries in the United States and other countries. Java and all Java-based marks are trademarks or registered trademarks of Sun Microsystems, Inc. in the United States and other countries. Any other trademarks or trade names appearing in this Form 10-K are the property of their respective owners.
We believe that due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are as important in establishing and maintaining a leadership position within the industry as are the various legal protections of our technology. In addition, we believe that the nature of our customers, the importance of our products to them and their need for continuing product support may reduce the risk of unauthorized reproduction, although no assurance can be made in this regard.
Employees
As of November 30, 2006, we had 1,661 employees worldwide, including 635 in sales and marketing, 298 in customer support and services (including manufacturing and distribution), 456 in product development and 272 in administration. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in those jurisdictions. We have experienced no work stoppages and believe our relations with employees are good.
We have various equity incentive plans that permit the granting of stock awards to eligible employees and the purchase of shares by eligible employees. The payment of cash bonuses and contributions to retirement plans is at the discretion of the compensation committee of our Board of Directors and the amounts primarily depend on the level of attainment relative to our financial plan. We design these programs to reward employees for performance and reduce employee turnover, although there can be no assurance that such programs will be successful.
Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers.

Name	Age	Position
Joseph W. Alsop	61	Co-Founder and Chief Executive Officer and Director
James D. Freedman	58	Senior Vice President and General Counsel
David G. Ireland	60	President, OpenEdge Division
Gordon A. Van Huizen	46	Vice President and General Manager, Enterprise Infrastructure Division
Richard D. Reidy	47	President, DataDirect Technologies
Norman R. Robertson	58	Senior Vice President, Finance and Administration and Chief Financial Officer
Jeffrey P. Stamen	61	Senior Vice President, Corporate Development and Strategy
Mr. Alsop, our co-founder, has been a director and Chief Executive Officer since our inception in 1981.
Mr. Freedman was appointed Vice President and General Counsel in 1995 and was appointed Senior Vice President and General Counsel in August 2004. Mr. Freedman joined us in 1992.
Mr. Ireland joined us in 1997 as Vice President, Core Products and Services and was appointed Vice President and General Manager, Core Products and Services in 1998, Vice President and General Manager, Worldwide Field Operations in 1999 and President, OpenEdge Division in 2000.
Mr. Van Huizen joined us 2001 as Vice President, Product Management, Sonic Software Corporation and was appointed Chief Technology Officer, Sonic Software Corporation in 2003, Chief Technology Officer, Progress Software Corporation in 2005, Vice President, Products, Sonic Software Division in March 2006 and Vice President and General Manager, Enterprise Infrastructure Division in October 2006.
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
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.progress.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The information posted on our web site is not incorporated into this Annual Report.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. The following discussion highlights some of these risks.
We face risks related to the restatement of our financial statements and the pending SEC inquiry regarding our past practices with respect to stock options. On June 23, 2006, we received written notice that the Boston, Massachusetts office of the SEC is conducting an informal inquiry into our option-granting practices during the period December 1, 1995 through November 30, 2002. The informal inquiry was expanded to cover periods through the present. The SEC has requested testimony from certain of our officers and documents relating to our stock option practices for the period under investigation. We have produced responsive documents and are in the process of producing additional documents. On December 19, 2006, the Securities and Exchange Commission informed us that it had issued a formal order of investigation into our option-granting practices during the period December 1, 1995 through November 30, 2002. We are unable to predict accurately what consequences may arise from the SEC investigation. We have already incurred, and expect to continue to incur, significant legal and accounting expenses arising from the inquiry. The inquiry could also divert the attention of our management and harm our business. If the SEC institutes legal action, we could face significant fines and penalties and be required to take remedial actions determined by the SEC or a court. Although we have filed certain restated financial statements that we believe correct the accounting errors arising from our past option-granting practices, the filing of those financial statements did not resolve the pending SEC inquiry. The SEC has not reviewed our restated financial statements, and any future review could lead to further restatements or other modifications of our financial statements.
We face litigation risks relating to our past practices with respect to stock options that could have a material adverse effect on our business. On August 17, 2006, a derivative complaint was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We are also named as a nominal defendant. On November 30, 2006, the plaintiff filed an amended complaint. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from an alleged option backdating scheme. The complaint seeks monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. A motion to dismiss the derivative complaint has been filed and is pending. We have also received derivative demands relating to substantially the same allegations from three purported shareholders, including the plaintiff that filed the derivative complaint. One additional derivative complaint has been filed in state court in Massachusetts and additional lawsuits, including purported class actions and additional derivative actions, may be filed in state or federal court based upon allegations substantially similar to those described in this federal complaint or otherwise relating to the Company’s option grant practices. The ultimate outcome of these complaints could have a material adverse effect on our results of operations. We expect to incur additional legal expenses arising from the derivative actions, which may be significant, including the advancement of legal expenses to our directors and officers in connection with the derivative actions. This and any other litigation may divert the attention of our management, which could impair our ability to operate our business. We have certain indemnification obligations to our directors and officers, and the outcome of the derivative or any other litigation may require that we indemnify some or all of our directors and officers for expenses they may incur in defending the litigation and other losses.

We have recently amended our annual report on Form 10-K for the year ended November 30, 2005 and included in that filing, among other things, restated financial statements for the years ended November 30, 2005, 2004 and 2003 and restated selected financial data for each of the five years in the period ended November 30, 2005. We similarly amended our quarterly report on Form 10-Q for the three months ended February 28, 2006 to restate the financial statements in that filing. These restatements may lead to new litigation, may strengthen and expand the claims in the pending litigation, and may increase the cost of defending or resolving the current litigation.
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
Higher costs associated with some of our newer products could adversely affect our operating margins. Some of our newer products, such as the Enterprise Infrastructure product sets, require a higher level of development, distribution and support expenditures, on a percentage of revenue basis, than the OpenEdge or DataDirect product lines. If revenue generated from these products grows as a percentage of our total revenue and if the expenses associated with these products do not decrease on a percentage of revenue basis, then our operating margins will be adversely affected.
We may make acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition or results of operations. As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies, such as the acquisitions of DataDirect and Persistence in fiscal 2004, Apama and EasyAsk in fiscal 2005 and the acquisitions of Actional, NEON, Pantero and OpenAccess in fiscal 2006. These acquisitions involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition and operating results. As in the Actional acquisition, consideration paid for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.
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

The segments of the software industry in which we participate are intensely competitive, and our inability to compete effectively would harm our business. We experience significant competition from a variety of sources with respect to the marketing and distribution of our products. Many of our competitors have greater financial, marketing or technical resources than we do and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our market presence or lead to downward pricing pressure. The marketplace for new products is intensely competitive and characterized by low barriers to entry. As a result, new competitors possessing technological, marketing or other competitive advantages may emerge and rapidly acquire market share.
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
The market for enterprise integration and messaging products and services is rapidly evolving and highly competitive, and failure of our Sonic ESB and other enterprise infrastructure products to achieve and maintain market acceptance could harm our business. We are currently developing and enhancing the Sonic product set and other related new products and services. The market for enterprise application integration, Web services, messaging products and other Internet business-to-business products is highly competitive. Many potential customers have made significant investments in proprietary or internally developed systems and would incur significant costs in switching to the Sonic product set or other third-party products. Global e-commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. If our Sonic products are not successful in penetrating these evolving markets, our results of operations will be adversely affected.
The market for enterprise software products and services in which our Apama division participates is rapidly evolving and highly competitive, and failure of our Apama products to achieve and maintain market acceptance could harm our business. We are currently developing and enhancing the Apama product set and other related new products and services. The market for event processing business-to-business products is highly competitive, and continues to evolve rapidly. If our Apama products are not successful in penetrating these evolving markets, our results of operations will be adversely affected.
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
We could be subject to claims that we infringe intellectual property rights of others, or incur substantial cost in protecting our own technology, either of which could harm our business, financial condition or results of operations. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. Third parties could assert infringement claims in the future with respect to our products and technology, and such claims might be successful. Such litigation could result in substantial costs and diversion of resources, whether or not we ultimately prevail on the merits. Such litigation could also lead to our being prohibited from selling one or more of our products, cause reluctance by potential customers to purchase our products, or result in liability to our customers and could have a material adverse effect on our business, financial condition and operating results.
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
Item 1B. Unresolved Staff Comments
As of the date of this report, we do not have any open comments or communications from the SEC related to our financial statements or periodic filings with the SEC.
Item 2. Properties
We own our principal administrative, sales, support, marketing, product development and distribution facilities, which are located in three buildings totaling approximately 258,000 square feet in Bedford, Massachusetts. In connection with the purchase of one of these buildings, we were required to assume the existing mortgage, which had a remaining principal balance of $1.9 million as of November 30, 2006. In addition, we maintain offices in leased facilities in approximately 27 other locations in North America and approximately 42 locations outside North America. The terms of our leases generally range from one to seven years. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed.
Item 3. Legal Proceedings
On June 23, 2006, we received written notice that the Boston, Massachusetts office of the SEC is conducting an informal inquiry into our option-granting practices during the period December 1, 1995 through November 30, 2002. The informal inquiry was expanded to cover periods through the present. The SEC has requested testimony from certain of our officers and documents relating to our stock option practices for the period under investigation. We have produced responsive documents and are in the process of producing additional documents. On December 19, 2006, the Securities and Exchange Commission informed us that it had issued a formal order of investigation into our option-granting practices during the period December 1, 1995 through November 30, 2002. We are unable to predict accurately what consequences may arise from the SEC investigation. We have already incurred, and expect to continue to incur, significant legal and accounting expenses arising from the inquiry. The inquiry could also divert the attention of our management and harm our business. If the SEC institutes legal action, we could face significant fines and penalties and be required to take remedial actions determined by the SEC or a court. Although we have filed certain restated financial statements that we believe correct the accounting errors arising from our past option-granting practices, the filing of those financial statements did not resolve the pending SEC inquiry. The SEC has not reviewed our restated financial statements, and any future review could lead to further restatements or other modifications of our financial statements.
On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al. was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We are also named as a nominal defendant. On November 30, 2006, the plaintiff filed an amended complaint. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from an alleged option backdating scheme. The complaint seeks monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. A motion to dismiss the derivative complaint has been filed and is pending. One additional derivative complaint has been filed in state court in Massachusetts and additional lawsuits, including purported class actions and additional derivative actions, may be filed in state or federal court based upon allegations substantially similar to those described in this federal complaint or otherwise relating to the Company’s option grant practices. The ultimate outcome of these complaints could have a material adverse effect on our results of operations. We expect to incur additional legal expenses arising from the derivative actions, which may be significant, including the advancement of legal expenses to our directors and officers in connection with the derivative actions. We have certain indemnification obligations to our directors and officers, and the outcome of the derivative or any other litigation may require that we indemnify some or all of our directors and officers for expenses they may incur in defending the litigation and other losses.

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
Item 4. Submission of Matters to a Vote of Security Holders
We did not submit any matter to a vote of our shareholders during the fourth quarter of the fiscal year ended November 30, 2006.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the Nasdaq Global Select Market under the symbol PRGS.

Year Ended November 30,	2006		2005
	High	Low	High	Low

First Quarter	$31.59	$27.32	$24.23	$20.97
Second Quarter	30.62	22.59	29.88	22.30
Third Quarter	25.57	20.36	32.49	27.20
Fourth Quarter	29.44	24.10	35.84	29.26
We have not declared or paid cash dividends on our common stock and we do not plan to pay cash dividends to our shareholders in the near future. As of December 31, 2006, our common stock was held by approximately 5,500 shareholders of record or through nominee or street name accounts with brokers.
Information related to our repurchases of our common stock by month in the fourth quarter of fiscal 2006 is as follows:
(in thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased (1)	per Share	or Programs	Programs (2)

Sep. 1, 2006 — Sep. 30, 2006	10	$25.37	—	9,448
Oct. 1, 2006 — Oct. 31, 2006	—	—	—	10,000
Nov. 1, 2006 — Nov. 30, 2006	—	—	—	10,000

Total	10	$25.37	—	10,000

(1)	All shares were purchased from employees in settlement of payroll withholding obligations relating to the vesting of restricted share awards.

(2)	In September 2006, our Board of Directors authorized, for the period from October 1, 2006 through September 30, 2007, the purchase of up to 10,000,000 shares of our common stock. This authorization superseded the previous authorization that expired on September 30, 2006.

Item 6. Selected Financial Data
The following tables set forth selected financial data for the last five fiscal years.
(In thousands, except per share data)

Year ended November 30,	2006	2005	2004	2003	2002

Revenue	$447,063	$405,376	$362,662	$309,060	$273,123
Income from operations	40,943	59,950	42,414	32,421	23,823
Net income	29,401	46,257	29,368	24,148	17,470
Basic earnings per share	0.72	1.21	0.82	0.71	0.49
Diluted earnings per share	0.68	1.12	0.76	0.65	0.47
Cash and short-term investments	241,315	266,420	191,267	219,131	177,193
Total assets	670,239	561,715	446,814	367,770	290,166
Long-term debt, including current portion	1,938	2,200	2,438	—	—
Shareholders’ equity	444,564	374,004	265,317	220,760	172,963
We have completed a number of acquisitions over the last four fiscal years which may affect year over year comparisons of our selected financial data. See a description of such acquisitions under the heading “Overview” in Item 7.
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
We derive a significant portion of our revenue from international operations. In the second half of fiscal 2005 and the first half of fiscal 2006, the strengthening of the U.S. dollar against most major currencies, primarily the euro and the British pound, negatively affected the translation of our results into U.S. dollars. In fiscal 2004, the first half of fiscal 2005 and the second half of fiscal 2006, the weakening of the U.S. dollar against these same currencies positively affected the translation of our results into U.S. dollars.
During fiscal years 2004 and 2005, we completed a number of acquisitions, including DataDirect Technologies Limited in December 2003, Persistence Software Inc. in November 2004, Apama, Inc. in April 2005 and EasyAsk, Inc. in May 2005. These acquisitions were designed to expand the size and breadth of our business and/or add complementary products and technologies to existing product sets.
Since the beginning of fiscal 2006, we have consummated the following transactions:
•	On January 20, 2006, we acquired for a combination of cash and stock, through a wholly-owned subsidiary, the stock of Actional Corporation (Actional) for an aggregate purchase price of approximately $29.2 million, net of cash acquired. Actional is a leading provider of Web services management software for visibility and run-time governance of distributed IT systems in a service-oriented architecture. Upon the closing of the transaction, Actional became part of our Enterprise Infrastructure Division.

•	On January 30, 2006, we acquired, through a wholly-owned subsidiary, approximately 91% of the outstanding shares of common stock of NEON Systems, Inc. (NEON), and we acquired the remaining outstanding shares of common stock of NEON on February 2, 2006. The aggregate purchase price of the acquisition was approximately $51.9 million, net of cash acquired. The purchase price also included the value of in-the-money stock options and warrants. NEON is a provider of mainframe integration products and services. Upon the closing of the transaction, NEON became part of our DataDirect operating unit.

•	On June 19, 2006, we acquired, through a wholly-owned subsidiary, privately held Pantero Corporation (Pantero) for an aggregate purchase price of $5.7 million, net of cash acquired. Pantero is a provider of technology for validating business data in integration projects. Upon the closing of the transaction, Pantero became part of our Enterprise Infrastructure Division.

•	On November 6, 2006, we acquired, through a wholly-owned subsidiary, privately held OpenAccess Software Inc. (OpenAccess) for an aggregate purchase price of $6.0 million, net of cash acquired. OpenAccess is a provider of development toolkits for rapid development of ODBC and JDBC drivers as well as ADO.NET and OLE DB providers. Upon the closing of the transaction, OpenAccess became part of our DataDirect operating unit.
We conduct business through three primary operating units. Our principal operating unit conducts business as the OpenEdge Division. The OpenEdge Division (OED) provides the Progress® OpenEdge platform, a set of development and deployment technologies, including the OpenEdge RDBMS, one of the leading embedded databases, for building business applications. Another operating unit, the Enterprise Infrastructure Division (EID) is responsible for the development, marketing and sales of our Sonic, Actional, DataXtend (which includes DataXtend Semantic Integrator, formerly Pantero) and ObjectStore product lines. It combines the former Sonic Software and Real Time divisions. The third operating unit, DataDirect Technologies, provides standards-based data connectivity software. DataDirect Technologies includes the product lines obtained as part of the NEON and OpenAccess acquisitions. We have two other operating units: the Apama Division, which is included as part of our Enterprise Infrastructure segment, and the EasyAsk Division, which is included as part of our OpenEdge segment.
Adoption of SFAS 123R
Effective December 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). SFAS 123R requires us to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. Prior to adopting SFAS 123R, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).
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
Total stock-based employee compensation cost of $22.4 million is reflected in net income for fiscal 2006. The total income tax benefit recognized in our statement of operations for fiscal 2006 for share-based payments was approximately $6.6 million. Total gross unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards amounted to $40.8 million at November 30, 2006. The shares associated with this unrecognized expense have a weighted average remaining vesting period of 2.9 years. For fiscal 2007, total stock-based compensation expense, including amounts from the issuance of restricted shares and amounts from stock options using the fair value provisions of SFAS 123R, is estimated to be approximately $21 million.
Prior to the adoption of SFAS 123R, we presented all excess tax benefits related to stock compensation as cash flows from operating activities in our statement of cash flows. SFAS 123R requires the cash flows resulting from these excess tax benefits to be classified as cash flows from financing activities when realized. In fiscal 2006, we received a tax benefit of $1.9 million from the exercise of stock options, of which $0.9 million represented excess tax benefits and, as such, was classified as cash flows from financing activities.
For more information about stock-based compensation, including valuation methodology, see Note 1 of the Consolidated Financial Statements appearing in this Form 10-K and “Critical Accounting Policies” below.

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
We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 of the Consolidated Financial Statements appearing in this Form 10-K.
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
Goodwill and Intangible Assets — We had goodwill and net intangible assets, primarily purchased technology and customer-related, of $232.9 million at November 30, 2006. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize discounted cash flow models or valuation models to determine the fair value of our reporting units. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting — We had a net deferred tax asset of $28.8 million at November 30, 2006. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.
Stock-Based Compensation — We account for stock-based compensation in accordance with SFAS 123R. Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.
Results of Operations
The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of Total Revenue			Period-to-Period Change
				2006	2005
				Compared	Compared
Year Ended November 30,	2006	2005	2004	to 2005	to 2004

Revenue:
Software licenses	39%	39%	39%	12%	12%
Maintenance and services	61	61	61	9	12

Total revenue	100	100	100	10	12

Costs of revenue:
Cost of software licenses	1	2	2	(9)	(9)
Cost of maintenance and services	14	14	15	10	6
Amortization of acquired intangibles for purchased technology	2	1	1	59	25

Total costs of revenue	17	17	18	11	5

Gross profit	83	83	82	10	13

Operating expenses:
Sales and marketing	42	39	40	17	7
Product development	17	15	17	21	5
General and administrative	13	11	11	31	8
Amortization of other acquired intangibles	2	1	1	72	44
Compensation expense from repurchase of subsidiary stock options	—	1	—	*	*
Acquisition-related expenses, net	—	1	1	(46)	31

Total operating expenses	74	68	70	19	9

Income from operations	9	15	12	(32)	41
Other income (expense), net	1	0	0	50	268

Income before provision for income taxes	10	15	12	(28)	46
Provision for income taxes	3	4	4	(4)	21

Net income	7%	11%	8%	(36)%	58%

*	not meaningful
Fiscal 2006 Compared to Fiscal 2005
Revenue. Our total revenue increased 10% from $405.4 million in fiscal 2005 to $447.1 million in fiscal 2006. Our revenue increased principally due to increased volume of software license and maintenance sales from each of our major product lines. Total revenue would have increased by 11% if exchange rates had been constant in fiscal 2006 as compared to exchange rates in effect in fiscal 2005.
Revenue from the Progress OpenEdge product line increased 3% from $308.2 million in fiscal 2005 to $316.5 million in fiscal 2006. Revenue derived from the Enterprise Infrastructure product line increased 12% from $61.5 million in fiscal 2005 to $68.6 million in fiscal 2006. Revenue from the DataDirect product line increased 74% from $35.7 million in fiscal 2005 to $61.9 million in fiscal 2006. Revenue from the products obtained in the acquisitions of Actional, NEON, Pantero and OpenAccess contributed less than 5% of total revenue in fiscal 2006.
Software license revenue increased 12% from $156.8 million in fiscal 2005 to $175.8 million in fiscal 2006. The increase in software license revenue in fiscal 2006 was primarily due to growth from the DataDirect and Enterprise Infrastructure product lines. These product lines accounted for 42% of software license revenue in fiscal 2006 as compared to 36% in fiscal 2005. Software license revenue from indirect channels, including application partners and OEMs, and from sales to direct end-users, both increased in fiscal 2006 as compared to fiscal 2005. Software license revenue increased year over year, primarily within our middleware products. Software license revenue would have increased by 13% if exchange rates had been constant in fiscal 2006 as compared to exchange rates in effect in fiscal 2005.
Maintenance and services revenue increased 9% from $248.5 million in fiscal 2005 to $271.2 million in fiscal 2006. The increase in maintenance and services revenue was primarily the result of growth in our installed customer base, renewal of maintenance agreements and an increase in professional services revenue. The impact of changes in exchange rates on maintenance and services revenue in fiscal 2006 as compared to fiscal 2005 was insignificant.
Total revenue generated in markets outside North America increased 6% from $229.4 million in fiscal 2005 to $243.8 million in fiscal 2006 and represented 57% of total revenue in fiscal 2005 and 54% of total revenue in fiscal 2006. Revenue from the three major regions outside of North America, consisting of EMEA, Latin America and Asia Pacific, each increased in fiscal 2006 as compared to fiscal 2005. Total revenue generated in markets outside North America would have represented 55% of total revenue if exchange rates had been constant in fiscal 2006 as compared to the exchange rates in effect in fiscal 2005. The decrease in the percentage of business derived from international operations in fiscal 2006 is primarily the result of higher revenue growth generated in markets within North America.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of product media, documentation, duplication, packaging, electronic software distribution, royalties and amortization of capitalized software costs. Cost of software licenses decreased 9% from $8.2 million in fiscal 2005 to $7.4 million in fiscal 2006, and decreased as a percentage of software license revenue from 5% to 4%. The dollar decrease was primarily due to lower third party product sales and increased adoption by customers of electronic software delivery. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 10% from $55.8 million in fiscal 2005 to $61.2 million in fiscal 2006, and increased as a percentage of maintenance and services revenue from 22% to 23%. The total dollar amount in fiscal 2006 increased due to an increase in stock-based compensation and higher usage of third-party contractors for service engagements. Cost of maintenance and services expenses included $17.2 million of third-party contractor expenses in fiscal 2006 as compared to $12.3 million of third-party contractor expenses in fiscal 2005 and $1.6 million of stock-based compensation in fiscal 2006 as compared to $0.2 million of stock-based compensation in fiscal 2005. Our technical support, education and consulting headcount decreased by 6% from the end of fiscal 2005 to the end of fiscal 2006.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased from $5.1 million in fiscal 2005 to $8.2 million in fiscal 2006. The increase was due to amortization expense associated with the acquisitions of Actional, NEON, Pantero and OpenAccess.
Gross Profit. Our gross profit increased 10% from $336.3 million in fiscal 2005 to $370.3 million in fiscal 2006. The gross profit percentage remained the same at 83% of total revenue in fiscal 2005 and in fiscal 2006.
Sales and Marketing. Sales and marketing expenses increased 17% from $158.5 million in fiscal 2005 to $186.3 million in fiscal 2006, and increased as a percentage of total revenue from 39% to 42%. The increase in sales and marketing expenses was due to an increase in stock-based compensation, the addition of sales and marketing personnel and related expenses resulting from the acquisitions of Actional, NEON and Pantero, a slight increase in variable compensation expense as a result of increased sales and an increase in severance related costs. In fiscal 2006, sales and marketing expenses included $8.4 million of stock-based compensation compared to $1.1 million of stock-based compensation in fiscal 2005. Our sales support and marketing headcount increased by 4% from the end of fiscal 2005 to the end of fiscal 2006.
Product Development. Product development expenses increased 21% from $64.0 million in fiscal 2005 to $77.3 million in fiscal 2006, and increased as a percentage of revenue from 15% to 17%. The dollar increase was primarily due to an increase in stock-based compensation, expenses related to the development teams associated with the Actional and NEON acquisitions, an increase in headcount related expenses and an increase in development expenses incurred in our offshore development center in India. In fiscal 2006, product development expenses included $5.1 million of stock-based compensation in fiscal 2006 compared to $0.5 million of stock-based compensation in fiscal 2005. There were no capitalized software development costs in either fiscal 2005 or fiscal 2006, due to the timing and stage of development of projects that might otherwise qualify for capitalization under our software capitalization policy. Our product development headcount increased 14% from the end of fiscal 2005 to the end of fiscal 2006.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 31% from $43.3 million in fiscal 2005 to $56.6 million in fiscal 2006, and increased as a percentage of revenue from 11% to 13%. The dollar increase was primarily due to an increase in stock-based compensation, headcount related costs and higher legal and accounting costs related to the stock option review. General and administrative expenses included $7.2 million of stock-based compensation compared to $0.9 million of stock-based compensation in fiscal 2005. Our administrative headcount increased 4% from the end of fiscal 2005 to the end of fiscal 2006.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of other acquired intangibles increased from $4.3 million in fiscal 2005 to $7.4 million in fiscal 2006. The increase primarily was due to amortization expense associated with the acquisitions of Actional, NEON, Pantero and OpenAccess.
Compensation Expense from Repurchase of Subsidiary Stock Options. Compensation expense from repurchase of subsidiary stock options in fiscal 2005 consisted of costs of $2.8 million related to the settlement and pay-out to Sonic employees who held vested, in-the-money options to purchase Sonic common stock.
Acquisition-Related Expenses. Acquisition-related expenses for fiscal 2006 include $0.9 million of expenses for retention bonuses to Apama and EasyAsk employees who joined us in fiscal 2005 and $0.9 million of in-process research and development from the acquisition of NEON, which was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. The value of in-process research and development was determined based on an appraisal from an independent third party. Acquisition-related expenses for fiscal 2005 totaling $3.4 million include expenses of $4.0 million for retention bonuses to Apama and EasyAsk employees who joined us upon the close of the respective acquisitions. These costs were partially offset by a credit of $0.6 million for settlement of pre-acquisition assets and liabilities related to a previous acquisition.
Income from Operations. Income from operations decreased 32% from $60.0 million in fiscal 2005 to $40.9 million in fiscal 2006 and decreased as a percentage of total revenue from 15% in fiscal 2005 to 9% in fiscal 2006. The decrease in income from operations in fiscal 2006 as compared to fiscal 2005 was primarily due to an increase in stock-based compensation. Stock-based compensation totaled $22.4 million in fiscal 2006 as compared to $2.7 million in fiscal 2005.
Other Income. Other income increased 50% from $3.1 million in fiscal 2005 to $4.6 million in fiscal 2006. The increase was primarily related to an increase in interest income, partially offset by foreign exchange hedging and transaction expenses. The increase in interest income was primarily due to higher interest rates, partially offset by a slight decrease in our average cash and short-term investment balances.
Provision for Income Taxes. Our effective tax rate increased from 27% in fiscal 2005 to 36% in fiscal 2006. During the third quarter of fiscal 2005, the IRS completed an examination of our U.S. income tax returns for fiscal years through 2002. The provision for taxes in fiscal 2005 includes a tax benefit of $3.8 million resulting from the reversal of accruals for estimated income tax liabilities that were no longer required. The increase in the effective tax rate in fiscal 2006 as compared to fiscal 2005 was primarily due to this benefit and non-deductible stock-based compensation expenses in fiscal 2006. See Note 9 of the Consolidated Financial Statements appearing in this Form 10-K.
Fiscal 2005 Compared to Fiscal 2004
Revenue. Our total revenue increased 12% from $362.7 million in fiscal 2004 to $405.4 million in fiscal 2005. Our revenue increased principally due to increased volume of software license and maintenance sales for of all of our major product lines. In addition, approximately two percentage points of the revenue increase was attributable to favorable changes in currency exchange rates from those in effect in fiscal 2004 to those in effect during fiscal 2005.
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
Software license revenue increased 12% from $140.5 million in fiscal 2004 to $156.8 million in fiscal 2005. The increase in software license revenue in fiscal 2005 was primarily due to growth from the DataDirect, Real Time and Sonic product lines. These product lines accounted for 36% of software license revenue in fiscal 2005 as compared to 30% in fiscal 2004. Software license revenue from indirect channels, including application partners and OEMs, and from sales to direct end-users, both increased in fiscal 2005 as compared to fiscal 2004. Software license revenue from the Progress OpenEdge product set increased year over year, primarily within the deployment and management products. Approximately two percentage points of the increase in software license revenue was attributable to favorable changes in currency exchange rates from those in effect in fiscal 2004 to those in effect during fiscal 2005.
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
Sales and Marketing. Sales and marketing expenses increased 7% from $147.7 million in fiscal 2004 to $158.5 million in fiscal 2005, but decreased as a percentage of total revenue from 40% to 39%. The increase in sales and marketing expenses was due to the addition of sales and marketing personnel and related expenses resulting from the acquisitions of Persistence, Apama and EasyAsk, as well as a slight increase in variable compensation expense as a result of increased sales. Expenses also increased due to the impact of year-over-year changes in exchange rates, as a significant percentage of sales and marketing expenses are incurred outside of North America. In fiscal 2005 sales and marketing expenses included $0.1 million of stock-based compensation related to restricted share issuance. Our sales support and marketing headcount increased by 1% from the end of fiscal 2004 to the end of fiscal 2005.

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
Provision for Income Taxes. Our effective tax rate decreased from 32% in fiscal 2004 to 27% in fiscal 2005. During the third quarter of fiscal 2005, the IRS completed an examination of our U.S. income tax returns for fiscal years through 2002. The provision for taxes in fiscal 2005 includes a tax benefit of $3.8 million resulting from the reversal of accruals for estimated income tax liabilities that were no longer required. The decrease in the effective tax rate in fiscal 2005 as compared to fiscal 2004 was primarily due to this benefit. See Note 9 of the Consolidated Financial Statements appearing in this Form 10-K.

Liquidity and Capital Resources
Our cash and short-term investments totaled $241.3 million and $266.4 million at November 30, 2006 and 2005, respectively. The decrease of $25.1 million from the end of fiscal 2005 was due to cash used for acquisitions, stock repurchases and purchases of property and equipment, offset by positive cash generated from operations.
We generated cash from operations of $67.9 million in fiscal 2006, $80.6 million in fiscal 2005, and $72.2 million in fiscal 2004. A summary of our cash flows from operations for fiscal years 2006, 2005 and 2004 is as follows:
(In thousands)

Year Ended November 30,	2006	2005	2004

Net income	$29,401	$46,257	$29,368
Depreciation, amortization and other noncash charges	47,181	20,934	22,591
Tax benefit from stock plans	1,064	17,745	4,745
Changes in working capital	(9,731)	(4,306)	15,484

Total	$67,915	$80,630	$72,188

Accounts receivable at November 30, 2006 increased by $16.2 million from the end of fiscal 2005. The increase was primarily the result of higher revenues. There was no significant impact on ending accounts receivable from customer balances obtained from acquired companies in fiscal 2006 or fiscal 2005. Accounts receivable days sales outstanding (DSO) increased by 5 days to 61 days at the end of fiscal 2006 as compared to 56 days at the end of fiscal 2005 and 59 days at the end of fiscal 2004. We target a DSO range of 60 to 80 days.
We purchased $21.7 million of property and equipment in fiscal 2006, $10.9 million in fiscal 2005 and $13.1 million (including amounts associated with the assumption of a mortgage of $2.4 million) in fiscal 2004. The amount for fiscal 2006 included the purchase of a building adjacent to our headquarters for $6.3 million. The increase in fiscal 2006 as compared to fiscal 2005 was also due to costs associated with our ongoing ERP implementation. The amount for fiscal 2004 included the purchase of a building adjacent to our headquarters for $4.7 million. The remaining amounts in fiscal 2004 and in each of fiscal years 2006 and 2005 consisted primarily of computer equipment, software and building and leasehold improvements. We financed these purchases primarily from cash generated from operations, except with respect to the building purchase in 2004 which included the required assumption of an existing mortgage.
We purchased and retired 481,000 shares of our common stock for $13.0 million in fiscal 2006, 461,000 shares for $11.7 million in fiscal 2005, and 647,000 shares for $13.0 million in fiscal 2004. Since beginning our stock repurchase program in 1996, we have purchased and retired 19,200,000 shares at a cost of $215.4 million. In September 2006, our Board of Directors authorized, for the period from October 1, 2006 through September 30, 2007, the purchase of up to 10,000,000 shares of our common stock, at such times and at such prices that we deem such purchases to be an effective use of cash.
In fiscal years 2006, 2005 and 2004, we used cash and stock to complete several acquisitions. Each of these acquisitions was accounted for as a purchase, and accordingly, the results of operations of the acquired companies are included in our operating results from the date of acquisition. In each case, the cash portion of the purchase price was paid from available funds:
•	On November 6, 2006, we acquired the stock of OpenAccess for an aggregate purchase price of $6.0 million, net of cash acquired.

•	On June 19, 2006, we acquired the stock of Pantero for an aggregate purchase price of $5.7 million, net of cash acquired.

•	On January 30, 2006, we acquired approximately 91% of the outstanding shares of common stock of NEON, and we acquired the remaining outstanding shares of common stock of NEON on February 2, 2006. The aggregate purchase price of the acquisition was approximately $51.9 million, net of cash acquired. The purchase price also included the value of in-the-money stock options and warrants.

•	On January 20, 2006, we acquired for a combination of cash and stock the stock of Actional for an aggregate purchase price of approximately $29.2 million, net of cash acquired.

•	In May 2005, we acquired substantially all of the assets and assumed certain liabilities of EasyAsk for an aggregate purchase price of approximately $9.0 million, net of cash acquired.

•	In April 2005, we acquired the stock of Apama for an aggregate purchase price of approximately $24.7 million, net of cash acquired

•	In November 2004, we acquired the stock of Persistence for an aggregate purchase price of approximately $11.8 million, net of cash acquired.

•	In December 2003, we acquired substantially all of the assets and certain subsidiaries and assumed certain liabilities of DataDirect Technologies Limited for an aggregate purchase price of approximately $87.5 million, net of cash acquired.
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
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, lease commitments, debt payments and other long-term obligations) through at least the next twelve months.
Contractual Obligations and Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K. The following table details our contractual obligations as of November 30, 2006:
(In thousands)

	Payments Due by Period
		Less than 1	1-3	3-5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-term debt	$1,938	$281	$635	$746	$276
Interest payment on long-term debt	482	146	219	108	9
Operating leases	31,647	10,526	12,518	6,202	2,401

Total	$34,067	$10,953	$13,372	$7,056	$2,686

New Accounting Pronouncements
We adopted, Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Years Misstatements in Current Year Financial Statements” (SAB 108) issued by the SEC. SAB 108 requires that companies utilize a dual-approach to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. The adoption of SAB 108 had no effect on our consolidated financial statements for the year ended November 30, 2006.
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will not be effective for us until December 1, 2007. Because of this timing, we have just begun to evaluate the impact of the adoption of FIN 48 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of SFAS 157 will have an impact on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.
Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. Our investments have an average remaining maturity of less than two years and are primarily fixed-rate instruments. In addition, we have classified all of our debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, reductions in fair value of risk-sensitive instruments and reductions in cash flows are immaterial.
We enter into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. We have not entered into foreign exchange option and forward contracts for speculative or trading purposes. We base our accounting policies for these contracts on the designation of the contracts as hedging instruments. The criteria we use for designating a contract as a hedge include the contract’s effectiveness in risk reduction and matching of derivative instruments to the underlying transactions. We generally recognize market value increases and decreases on the foreign exchange option and forward contracts in income in the same period as gains and losses on the underlying transactions. We operate in certain countries where there are limited forward currency exchange markets and thus we have unhedged transaction exposures in these currencies. There were approximately $95.0 million of outstanding foreign exchange option contracts at November 30, 2006. Major U.S. multinational banks are counterparties to the option contracts. We also hedge net intercompany balances. We generally do not hedge the net assets of our international subsidiaries. The foreign exchange exposure from a 10% movement of currency exchange rates would have a material impact on our revenue and net income. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 6% and our net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.
The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2006 where the notional amount is determined using contract exchange rates:
(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$2,645	1.28
Brazilian real	$868	—	2.19
Euro	—	33,979	0.76
Japanese yen	4,311	—	115.98
South African rand	140	—	7.14
U.K. pound	—	16,050	0.51

	$5,319	$52,674

*	expressed as local currency unit per U.S. dollar

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Progress Software Corporation:
We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the Company) as of November 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and subsidiaries as of November 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for share-based payments upon the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective December 1, 2005.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of November 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 13, 2007

Consolidated Financial Statements
Consolidated Balance Sheets
(In thousands, except share data)

November 30,	2006	2005

Assets
Current assets:
Cash and equivalents	$46,449	$40,398
Short-term investments	194,866	226,022

Total cash and short-term investments	241,315	266,420
Accounts receivable (less allowances of $8,549 in 2006 and $8,639 in 2005)	82,762	66,592
Other current assets	17,943	11,813
Deferred income taxes	18,119	16,379

Total current assets	360,139	361,204

Property and equipment, net	57,585	42,816
Intangible assets, net	75,069	47,213
Goodwill	157,858	84,974
Deferred income taxes	14,153	20,442
Other assets	5,435	5,066

Total	$670,239	$561,715

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$281	$262
Accounts payable	15,034	11,654
Accrued compensation and related taxes	48,398	41,653
Income taxes payable	6,316	1,122
Other accrued liabilities	23,166	22,737
Short-term deferred revenue	120,974	99,697

Total current liabilities	214,169	177,125

Long-term debt, less current portion	1,657	1,938

Long-term deferred revenue	6,355	5,068

Deferred income taxes	3,494	3,580

Commitments and contingencies (note 10)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none
Common stock, $.01 par value, and additional paid-in capital; authorized, 100,000,000 shares; issued and outstanding, 41,177,361 in 2006 and 40,435,918 in 2005	197,748	160,911
Deferred compensation	—	(5,706)
Retained earnings, including accumulated other comprehensive income (loss) of $1,106 in 2006 and $(2,181) in 2005	246,816	218,799

Total shareholders’ equity	444,564	374,004

Total	$670,239	$561,715

See notes to consolidated financial statements.

Consolidated Statements of Operations
(In thousands, except per share data)

Year Ended November 30,	2006	2005	2004

Revenue:
Software licenses	$175,845	$156,846	$140,462
Maintenance and services	271,218	248,530	222,200

Total revenue	447,063	405,376	362,662

Costs of revenue:
Cost of software licenses	7,441	8,170	9,000
Cost of maintenance and services	61,196	55,752	52,692
Amortization of acquired intangibles for purchased technology	8,150	5,122	4,099

Total costs of revenue	76,787	69,044	65,791

Gross profit	370,276	336,332	296,871

Operating expenses:
Sales and marketing	186,286	158,544	147,701
Product development	77,269	64,010	61,172
General and administrative	56,571	43,345	40,007
Amortization of other acquired intangibles	7,358	4,277	2,977
Compensation expense from repurchase of subsidiary stock options	—	2,803	—
Acquisition-related expenses, net	1,849	3,403	2,600

Total operating expenses	329,333	276,382	254,457

Income from operations	40,943	59,950	42,414

Other income (expense):
Interest income and other	7,544	5,257	2,785
Foreign currency loss	(2,904)	(2,158)	(1,942)

Total other income, net	4,640	3,099	843

Income before provision for income taxes	45,583	63,049	43,257
Provision for income taxes	16,182	16,792	13,889

Net income	$29,401	$46,257	$29,368

Earnings per share:
Basic	$0.72	$1.21	$0.82
Diluted	$0.68	$1.12	$0.76

Weighted average shares outstanding:
Basic	40,976	38,227	36,031
Diluted	43,269	41,424	38,807

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(In thousands)

Year Ended November 30,	2006	2005	2004

Common stock and additional paid-in capital:
Balance, beginning of year	$160,911	$87,725	$68,389
Exercise of employee stock options	7,514	49,822	16,173
Issuance of stock under the employee stock purchase plan	5,484	5,373	4,932
Repurchase of common stock	(8,309)	(6,932)	(8,907)
Issuance (repurchase) of stock in subsidiary, net	—	(467)	40
Stock-based compensation	22,405	2,611	3,468
Issuance of restricted stock	—	5,840	—
Issuance of shares in connection with Actional business combination	13,510	—	—
Tax benefit from stock plans	1,939	16,939	3,630
Reclassification from deferred compensation pursuant to the adoption of SFAS 123R	(5,706)	—	—

Balance, end of year	197,748	160,911	87,725

Deferred compensation:
Balance, beginning of year	(5,706)	—	—
Issuance of restricted stock	—	(5,840)	—
Recognition of compensation expense	—	134	—
Reclassification to additional paid-in capital pursuant to the adoption of SFAS 123R	5,706	—	—

Balance, end of year	—	(5,706)	—

Retained earnings:
Balance, beginning of year	218,799	177,592	152,371

Net income	29,401	46,257	29,368
Other comprehensive income:
Unrealized losses on investments, net of tax	148	(100)	(418)
Unrealized gains (losses) on foreign exchange hedging contracts, net of tax	—	593	(332)
Translation adjustments, net of tax	3,140	(761)	662

Comprehensive income	32,689	45,989	29,280
Repurchase of common stock	(4,672)	(4,782)	(4,059)

Balance, end of year	246,816	218,799	177,592

Total shareholders’ equity	$444,564	$374,004	$265,317

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

Year Ended November 30,	2006	2005	2004

Cash flows from operating activities:
Net income	$29,401	$46,257	$29,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,093	8,547	9,134
Amortization of capitalized software costs	175	243	313
Amortization of intangible assets	15,508	9,399	7,076
Stock-based compensation	22,405	2,745	3,468
Allowances for accounts receivable	1,150	648	922
Deferred income taxes	(7,219)	(5,896)	1,481
In-process research and development	900	—	2,600
Tax benefit from stock plans	1,064	17,745	4,745
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,224)	(5,141)	(5,516)
Other assets	(3,597)	1,628	2,105
Accounts payable and accrued expenses	(5,542)	6,281	1,339
Income taxes payable	5,091	(2,898)	(1,010)
Deferred revenue	6,710	1,072	16,163

Net cash provided by operating activities	67,915	80,630	72,188

Cash flows from investing activities:
Purchases of investments available for sale	(310,539)	(373,963)	(204,777)
Sales and maturities of investments available for sale	341,694	280,765	228,017
Purchases of property and equipment	(21,738)	(10,909)	(10,716)
Capitalized software costs	—	—	(300)
Acquisitions, net of cash acquired and purchase price settlements	(79,288)	(31,488)	(99,320)
Decrease (increase) in other noncurrent assets	103	(2,390)	(88)

Net cash used for investing activities	(69,768)	(137,985)	(87,184)

Cash flows from financing activities:
Issuance of common stock	12,998	55,195	21,105
Issuance of stock in subsidiary, net	—	(467)	40
Payment of long-term debt	(262)	(238)	—
Excess tax benefit from stock plans	875	—	—
Repurchase of common stock	(12,981)	(11,714)	(12,966)

Net cash provided by financing activities	630	42,776	8,179

Effect of exchange rate changes on cash	7,274	(3,462)	2,579

Net increase (decrease) in cash and equivalents	6,051	(18,041)	(4,238)
Cash and equivalents, beginning of year	40,398	58,439	62,677

Cash and equivalents, end of year	$46,449	$40,398	$58,439

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
Basis of Consolidation
We include our accounts and those of our subsidiaries in our consolidated financial statements. We eliminate all intercompany balances and transactions.
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
We recognize realized and unrealized foreign currency transaction gains and losses in the consolidated statements of operations except where such transaction gains and losses arise in intercompany transactions of a long-term investment nature. In those situations, we report such movements in accumulated other comprehensive income (loss).
Revenue Recognition
We recognize revenue when earned. We recognize software license revenue upon shipment of the product or, if delivered electronically, when the customer has the right to access the software, provided that the license fee is fixed or determinable, persuasive evidence of an arrangement exists and collection is probable. We do not license our software with a right of return and generally do not license our software with conditions of acceptance. If an arrangement does contain conditions of acceptance, we defer recognition of the revenue until the acceptance criteria are met or the period of acceptance has passed. We generally recognize revenue for products distributed through application partners and distributors when sold through to the end-user.
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
A summary of activity in the allowances against accounts receivable is as follows:
(In thousands)

Year Ended November 30,	2006	2005	2004

Beginning balance	$8,639	$8,710	$8,561
Charged to costs and expenses	1,150	648	922
Write-offs and other	(1,240)	(719)	(773)

Ending balance	$8,549	$8,639	$8,710

Cash Equivalents and Short-Term Investments
Cash equivalents represent short-term, highly liquid investments purchased with remaining maturities of three months or less. We classify short-term investments, which consist primarily of state and municipal obligations and auction rate securities, as investments available for sale and state such investments at fair value. We include aggregate unrealized holding gains and losses as a component of accumulated other comprehensive income (loss) in shareholders’ equity.
Supplemental Cash Flow Information
In fiscal 2004, we purchased a building adjacent to our headquarters and assumed an existing mortgage of $2.4 million as part of the total purchase price of $4.7 million.
In fiscal years 2006, 2005 and 2004, we paid $17.3 million, $8.4 million and $7.9 million in income taxes, respectively. In fiscal years 2006 and 2005, we received refunds from the Internal Revenue Service of $1.3 million and $1.7 million, respectively, related to the filing of original tax returns and amended tax returns from prior years. Refunds in fiscal 2004 were insignificant.
In fiscal years 2006 and 2005, cash paid for interest on the mortgage totaled $0.2 million in each year.
In fiscal 2006, we issued 460,011 shares of our common stock in conjunction with the acquisition of Actional Corporation. The total value of these shares was $13.5 million.
In fiscal 2006, we purchased $0.9 million of property and equipment which is included in accounts payable at November 30, 2006. In fiscal years 2005 and 2004, such amounts were not significant.
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
Property and Equipment
We record property and equipment at cost. We record property and equipment purchased in business combinations at fair values which are then treated as the current cost. We provide for depreciation and amortization on the straight-line method over the estimated useful lives of the related assets or the remaining initial or current terms of leases, whichever is shorter. Useful lives by major asset class are as follows: computer equipment and software, three to seven years; buildings and improvements, five to thirty-nine years; and furniture and fixtures, five to seven years.
Product Development Costs
We expense product development costs, other than certain software-related costs, as incurred. We capitalize certain internally generated software development costs after technological feasibility of the product has been established. We amortize such costs as a component of cost of software licenses over the estimated life of the product (generally four years) in an amount equal to the greater of the amount computed using the ratio of current revenue to total expected revenue in the product’s life or the amount computed using the straight-line method. We periodically compare the unamortized costs of capitalized software to the expected future revenues for the products. If the unamortized costs exceed the expected future net realizable value, we write off the excess amount. Capitalized software costs, included in other assets, totaled $0.2 million (net of accumulated amortization of $13.6 million) at November 30, 2006 and totaled $0.4 million (net of accumulated amortization of $13.4 million) at November 30, 2005.
Goodwill, Other Intangible Assets and Long-lived Assets
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. For purposes of the annual impairment test, we assigned goodwill of $11.6 million to the reporting units comprising the OpenEdge segment, $57.2 million to the reporting units comprising the Enterprise Infrastructure segment and $89.1 million to the reporting unit comprising the DataDirect segment.
Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill or other intangible assets with indefinite useful lives for impairment annually or on an interim basis when events and circumstances arise that indicate an impairment may have occurred. To conduct these impairment tests of goodwill, we compare the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow models or valuation models. During fiscal 2006 and fiscal 2005, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2005 and December 15, 2004, the goodwill impairment measurement dates for fiscal 2006 and fiscal 2005, respectively.
Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased technology, capitalized software and customer-related intangibles). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, we write down the asset to its estimated fair value based on a discounted cash flow analysis.
Stock-Based Compensation Plans
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123R). This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and its related implementation guidance. SFAS 123R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. We adopted SFAS 123R on December 1, 2005 using the modified prospective transition method.
At November 30, 2006, we had three stock-based employee compensation plans, which are described more fully in Note 7. We have applied the modified prospective method in adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in the fiscal year ended November 30, 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, less estimated forfeitures, and (b) compensation cost for all share-based payments granted and vested subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, less estimated forfeitures.
Prior to adopting SFAS 123R, we accounted for stock-based compensation under APB 25, as permitted by SFAS 123. Under APB 25, we recorded stock-based compensation expense associated with below-market grants of stock options but generally did not otherwise record any stock-based compensation. Prior to the adoption of SFAS 123R, we presented all excess tax benefits related to stock compensation as cash flows from operating activities in the Statement of Cash Flows. SFAS 123R requires the cash flows resulting from these excess tax benefits to be classified as cash flows from financing activities. In fiscal 2006, we received a tax benefit of $1.9 million from the exercise of stock options, of which $0.9 million represented excess tax benefits and, as such, was classified as cash flows from financing activities.
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation in fiscal years 2005 and 2004.
(In thousands, except per share data)

Year Ended November 30,	2005	2004

Net income, as reported	$46,257	$29,368
Add: stock-based compensation included above, net of tax	1,805	2,353
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(27,888)	(11,824)

Pro forma net income	$20,174	$19,897

Earnings per share:
Basic, as reported	$1.21	$0.82

Basic, pro forma	$0.53	$0.55

Diluted, as reported	$1.12	$0.76

Diluted, pro forma	$0.49	$0.51

We estimated the fair value of options and employee stock purchase plan (ESPP) shares granted in fiscal years 2006, 2005 and 2004 on the measurement dates using the Black-Scholes option valuation model with the following weighted average assumptions:

Year Ended November 30,	2006	2005	2004

Stock Purchase Plan:
Expected volatility	27.2%	32.6%	35.0%
Risk-free interest rate	3.1%	2.4%	1.7%
Expected life in years	1.4	1.5	1.7
Expected dividend yield	None	None	None
Stock Options:
Expected volatility	29.3%	32.2%	43.7%
Risk-free interest rate	4.8%	4.3%	3.6%
Expected life in years	4.8	4.8	6.4
Expected dividend yield	None	None	None

Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2006, 2005 and 2004 was $8.38, $11.05 and $10.06 per share, respectively. We estimate forfeitures related to option grants at an annual rate of 7% per year. We amortize the estimated fair value of options to expense over the vesting period. The weighted average estimated fair value for ESSP shares issued in fiscal years 2006, 2005 and 2004 was $6.70, $6.33 and $5.22 per share, respectively.
Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.
Total stock-based employee compensation cost of $22.4 million is reflected in net income for fiscal 2006. The total income tax benefit recognized in our statement of operations for fiscal 2006 for share-based payments was approximately $6.6 million. Total gross unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards amounted to $40.8 million at November 30, 2006. The shares associated with this unrecognized expense have a weighted average remaining vesting period of 2.9 years.
Income Taxes
We provide for deferred income taxes resulting from temporary differences between the book and tax bases of assets and liabilities. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be principally offset by foreign tax credits. Cumulative undistributed foreign earnings were approximately $43.7 million at November 30, 2006.
Comprehensive Income (Loss)
The components of comprehensive income (loss) include, in addition to net income, unrealized gains and losses on investments, unrealized gains and losses on foreign exchange hedging contracts and foreign currency translation adjustments.
Accumulated other comprehensive loss is made up of the following components:
(In thousands)

November 30,	2006	2005

Cumulative translation adjustment, net of tax	$1,153	$(1,986)
Accumulated unrealized losses on investments, net of tax	(47)	(195)

Total accumulated comprehensive loss	$1,106	$(2,181)

New Accounting Pronouncements
We adopted, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Years Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that companies utilize a dual-approach to assessing the quantitative effects of financial statement misstatements. The dual approach includes both an income statement focused and balance sheet focused assessment. The adoption of SAB 108 had no effect on our consolidated financial statements for the year ended November 30, 2006.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will not be effective for us until December 1, 2007. Because of this timing, we have just begun to evaluate the impact of the adoption of FIN 48 on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of SFAS 157 will have an impact on our financial statements.
Note 2: Short-Term Investments
A summary of our investments available for sale by major security type at November 30, 2006 is as follows:
(In thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value

Auction rate securities	$152,709	$—	$—	$152,709
State and municipal bond obligations	42,229	24	(96)	42,157

Total	$194,938	$24	$(96)	$194,866

A summary of our investments available for sale by major security type at November 30, 2005 is as follows:
(In thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value

Auction rate securities	$183,250	$—	$—	$183,250
State and municipal bond obligations	43,073	—	(301)	42,772

Total	$226,323	$—	$(301)	$226,022

The fair value of debt securities at November 30, 2006 and 2005 by contractual maturity, is as follows:

(In thousands)	2006	2005

Due in one year or less (1)	$172,027	$210,690
Due after one year	22,839	15,332

Total	$194,866	$226,022

(1)	Includes auction rate securities which are tendered for interest-rate setting purposes periodically throughout the year.
Note 3: Derivative Instruments
We record all derivatives, whether designated in hedging relationships or not, on the balance sheet at fair value. We use derivative instruments to manage exposures to fluctuations in the value of foreign currencies. Certain assets and forecasted transactions are exposed to foreign currency risk. Our objective for holding derivatives is to eliminate or reduce the impact of these exposures. We periodically monitor our foreign currency exposures to enhance the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, British pound, and Australian dollar. Options used to hedge a portion of forecasted international intercompany revenue for up to one year in the future are designated as cash flow hedging instruments. There were approximately $95 million of outstanding foreign exchange option contracts at November 30, 2006. Major U.S. multinational banks are counterparties to the option contracts. We also use forward contracts not designated as hedging instruments under SFAS 133 to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies.

The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2006 where the notional amount is determined using contract exchange rates:
(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$2,645	1.28
Brazilian real	$868	—	2.19
Euro	—	33,979	0.76
Japanese yen	4,311	—	115.98
South African rand	140	—	7.14
U.K. pound	—	16,050	0.51

	$5,319	$52,674

*	expressed as local currency unit per U.S. dollar
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

The fair value of outstanding forward contracts was $0.4 million and nil at November 30, 2006 and 2005, respectively.
Note 4: Property and Equipment
Property and equipment consists of the following:
(In thousands)

November 30,	2006	2005

Computer equipment and software	$59,316	$57,051
Land, building and leasehold improvements	53,340	41,211
Furniture and fixtures	9,219	8,908

Total	121,875	107,170
Less accumulated depreciation and amortization	64,290	64,354

Property and equipment, net	$57,585	$42,816

Note 5: Intangible Assets and Goodwill
Intangible assets are composed of the following significant classes at November 30, 2006:
(In thousands)

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Purchased technology	$65,899	$19,679	$46,220
Customer-related and other	44,904	16,055	28,849

Total	$110,803	$35,734	$75,069

Intangible assets are composed of the following significant classes at November 30, 2005:
(In thousands)

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Purchased technology	$37,023	$11,393	$25,630
Customer-related and other	30,078	8,495	21,583

Total	$67,101	$19,888	$47,213

We amortize intangible assets assuming no expected residual value. The weighted average amortization period for all intangible assets is 6.6 years, including 6.5 years for purchased technology and 6.8 years for customer-related and other intangible assets. Amortization expense related to these intangible assets was $15.5 million, $9.4 million and $7.1 million in fiscal years 2006, 2005 and 2004, respectively. We estimate future amortization expense from intangible assets held as of November 30, 2006, to be approximately $17.2 million, $15.1 million, $13.7 million, $12.8 million and $6.3 million in fiscal years 2007, 2008, 2009, 2010 and 2011, respectively.
Changes in the carrying amount of goodwill for fiscal years 2006 and 2005 by segment are as follows:
(In thousands)

		Acquisitions and			Acquisitions and
	Balance	Purchase		Balance	Purchase		Balance
	Nov. 30,	Accounting		Nov. 30,	Accounting		Dec. 1,
	2006	Adjustments	Other	2005	Adjustments	Other	2004

OpenEdge	$11,561	$—	$108	$11,453	$7,574	$(56)	$3,935
Enterprise Infrastructure	57,208	30,172	—	27,036	12,283	—	14,753
DataDirect	89,089	42,604	—	46,485	(1,957)	—	48,442

Total	$157,858	$72,776	$108	$84,974	$17,900	$(56)	$67,130

Other primarily represents translation adjustments related to goodwill in foreign subsidiaries.

Note 6: Earnings Per Share
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share for each fiscal year:
(In thousands, except per share data)

Year Ended November 30,	2006	2005	2004

Net income	$29,401	$46,257	$29,368

Weighted average shares outstanding	40,976	38,227	36,031
Dilutive impact from outstanding stock options	2,293	3,197	2,776

Diluted weighted average shares outstanding	43,269	41,424	38,807

Basic earnings per share	$0.72	$1.21	$0.82

Diluted earnings per share	$0.68	$1.12	$0.76

Stock options to purchase approximately 2,468,000 shares, 62,000 shares and 967,000 shares of common stock were excluded from the calculation of diluted earnings per share in fiscal years 2006, 2005 and 2004, respectively, because these options were anti-dilutive.
Note 7: Shareholders’ Equity
Preferred Stock
Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. At November 30, 2006, our Board of Directors had not established any series of preferred stock.
Common Stock
A summary of share activity is as follows:
(In thousands)

Year Ended November 30,	2006	2005	2004

Beginning balance	40,436	36,422	35,239
Shares issued	1,252	4,475	1,830
Shares repurchased	(481)	(461)	(647)
Restricted shares forfeited	(30)	—	—

Ending balance	41,177	40,436	36,422

Common Stock Repurchases
In fiscal years 2006, 2005 and 2004, we purchased and retired 481,000 shares, 461,000 shares and 647,000 shares, respectively, of our common stock for $12.9 million, $11.7 million and $13.0 million, respectively. Since beginning our stock repurchase program in 1996, we have purchased and retired 19,200,000 shares at a cost of $215.4 million.
In September 2006, our Board of Directors authorized, for the period from October 1, 2006 through September 30, 2007, the purchase of up to 10,000,000 shares of our common stock. At November 30, 2006, all of the shares of common stock remained available for repurchase under this authorization.

Stock Options
We have three shareholder-approved stock plans: the 1992 Incentive and Nonqualified Stock Option Plan (1992 Plan), the 1994 Stock Incentive Plan (1994 Plan) and the 1997 Stock Incentive Plan (1997 Plan). These plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 1992, 1994 and 1997 Plans may include stock options (both incentive and nonqualified), grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. Prior to fiscal 2005, no awards other than incentive and nonqualified stock options had been granted under the foregoing plans. The options granted prior to fiscal 2005 generally vest over five years and had terms of ten years. The options granted in fiscal years 2006 and 2005 generally vest over five years and have terms of seven years. A total of 21,540,000 shares are issuable under these plans, of which 1,241,000 shares were available for grant at November 30, 2006.
We have adopted two stock plans for which the approval of shareholders was not required: the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan). Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. Prior to fiscal 2005, no awards other than nonqualified stock options had been granted under the 2002 Plan. The options granted prior to fiscal 2005 generally vest over five years and had terms of ten years. The options granted in fiscal years 2006 and 2005 generally vest over five years and have terms of seven years. A total of 6,500,000 shares are issuable under the 2002 Plan, of which 126,000 shares were available for grant at November 30, 2006.
We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the Nasdaq Global Select Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than nonqualified stock options have been granted under the 2004 Plan. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. The options granted in fiscal years 2006 and 2005 generally vest over five years and have terms of seven years. A total of 700,000 shares are issuable under the 2004 Plan, of which 202,000 shares were available for grant at November 30, 2006.
A summary of stock option activity under all plans is as follows:
(In thousands, except per share data)

		Weighted Average
	Number	Exercise Price
	Of Shares	Per Share

Options outstanding, December 1, 2003	11,820	$13.57
Granted	2,466	18.91
Exercised	(1,410)	11.47
Canceled	(430)	16.28

Options outstanding, November 30, 2004	12,446	14.77
Granted	1,427	29.34
Exercised	(3,961)	12.58
Canceled	(453)	17.50

Options outstanding, November 30, 2005	9,459	17.75
Granted	1,934	24.88
Exercised	(509)	14.78
Canceled	(406)	23.19

Options outstanding, November 30, 2006	10,478	$19.00

Options exercisable, November 30, 2006	6,617	$16.54

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at November 30, 2006 were 5.7 years and $88.4 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at November 30, 2006 were 5.2 years and $71.0 million, respectively.

For various exercise price ranges, characteristics of outstanding and exercisable stock options at November 30, 2006 are as follows:
(Number of shares in thousands)

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Number of	Average
Exercise Price:	Shares	Life (in years)	Exercise Price	Shares	Exercise Price

$ 4.71- 7.23	386	0.88	$6.43	386	$6.43
9.00-12.94	1,261	3.00	11.71	1,253	11.71
13.00-16.87	2,471	5.70	13.86	2,110	13.74
18.15-24.91	4,161	6.76	20.55	2,264	20.25
25.01-30.81	2,199	6.29	28.24	604	28.90

$ 4.71-30.81	10,478	5.74	$19.00	6,617	$16.54

At the end of fiscal years 2005 and 2004, we had 5,146,000 shares and 6,951,000 shares subject to exercisable options, respectively, with weighted average exercise prices of $15.18 and $13.02 per share, respectively.
A summary of the status of our restricted stock awards as of November 30, 2006 is as follows:
(In thousands, except per share data)

		Weighted Average
	Number	Grant date
	of Shares	Fair value

Restricted stock awards nonvested, December 1, 2004	—	—
Granted	190	$30.81
Vested	(2)	30.81
Forfeited	—	—
Restricted stock awards nonvested, November 30, 2005	188	30.81
Granted	—	—
Vested	(86)	30.81
Forfeited	(30)	30.81

Restricted stock awards nonvested, November 30, 2006	72	$30.81

During fiscal years 2006, 2005 and 2004 the following activity occurred under our plans:
(In thousands)

Year Ended November 30,	2006	2005	2004

Total intrinsic value of stock options on date exercised	$6,615	$63,129	$14,366
Total fair value of restricted stock on date vested	2,670	42	—
Employee Stock Purchase Plan
The 1991 Employee Stock Purchase Plan (1991 Plan), as amended, permits eligible employees to purchase up to a maximum of 3,200,000 shares of our common stock at 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. During fiscal years 2006, 2005 and 2004, we issued 283,000 shares, 324,000 shares and 419,000 shares, respectively, with weighted average purchase prices of $19.35, $16.56 and $11.77 per share, respectively, under the 1991 Plan. At November 30, 2006, approximately 263,000 shares were available and reserved for issuance under the 1991 Plan.

Repurchase of Outstanding Subsidiary Options
In fiscal 2005, we entered into an agreement and plan of merger with Sonic Software Corporation (Sonic), a Delaware corporation and our majority-owned subsidiary, and Sonic Merger Corporation, a Delaware corporation and our wholly-owned subsidiary (Merger Sub). The purpose of the merger was for us to purchase the minority-owned shares and the in-the-money, vested stock options of Sonic. The surviving corporation in the merger was Sonic, which is now a wholly-owned subsidiary. The merger agreement was unanimously approved by our board of directors as well as the boards of directors of Sonic and Merger Sub and was also approved by the requisite votes of the stockholders of Sonic and Merger Sub. We consummated the merger on August 31, 2005 immediately after execution of the merger agreement.
Pursuant to the merger agreement, we paid an aggregate of $0.6 million, recorded as a reduction in shareholders’ equity, to the holders of Sonic common stock (other than us) and paid an aggregate of $2.8 million, recorded as compensation expense in the statement of operations, to Sonic employees who held vested, in-the-money options to purchase Sonic common stock. The price per share paid to the minority stockholders and the option holders of Sonic was determined by our board of directors and that of Sonic, based on a number of factors, including the receipt of a recent valuation analysis of Sonic by an independent third-party and our desire that Sonic employees perceive the merger as fair and reasonable under all of the circumstances.
Tender Offer Disclosure
We recently determined that the exercise price of some of our stock options from previous years were less than the fair market value of our common stock on the date of grant. Options determined to have been granted with an exercise price below the fair market value of our common stock on the actual grant date and vesting subsequent to December 2004 result in nonqualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which they vest. We have determined that options to purchase approximately 2.8 million shares of our common stock held by current and former employees may be subject to adverse tax consequences under Section 409A.
In order to mitigate the unfavorable personal tax consequences under Section 409A, we offered holders of these options the opportunity to amend their affected options. Specifically, on December 22, 2006, we commenced a tender offer in which we offered to amend the affected options to increase the exercise price to the fair market value of our common stock on the revised grant date, and to give the option holders (excluding certain executive officers and employees) a cash payment, to be paid in increments on certain dates in fiscal years 2008 through 2010, for the increase in the exercise price. The tender offer is expected to be completed by the end of February 2007.
We have also entered into option amendment agreements containing similar terms with a limited number of individuals for whom the deadline for such an amendment was December 31, 2006. We will account for the impact of the tender offer and these option amendment agreements as a stock option modification under SFAS 123R and will recognize additional stock-based compensation expense, with a corresponding offset to additional paid-in capital, over the vesting period of the modified options. We will record a liability for the present value of the expected cash payments, with a corresponding reduction in additional paid-in capital, and recognize interest expense through the period up to each payment date.
Note 8: Retirement Plan
We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Our contributions to the plan are at the discretion of our Board of Directors. Such contributions totaled approximately $5.3 million, $4.7 million and $4.2 million for fiscal years 2006, 2005 and 2004, respectively.
Note 9: Income Taxes
The components of pretax income are as follows:
(In thousands)

Year Ended November 30,	2006	2005	2004

United States	$28,613	$50,110	$33,336
Non-U.S.	16,970	12,939	9,921

Total	$45,583	$63,049	$43,257

The provisions for income taxes are comprised of the following:
(In thousands)

Year Ended November 30,	2006	2005	2004

Current:
Federal	$15,265	$20,829	$6,432
State	2,564	1,876	1,567
Foreign	6,827	5,106	4,409

Total current	24,656	27,811	12,408

Deferred:
Federal	(6,622)	(10,902)	1,341
State	(947)	117	848
Foreign	(905)	(234)	(708)

Total deferred	(8,474)	(11,019)	1,481

Total	$16,182	$16,792	$13,889

The tax effects of significant items comprising our deferred taxes are as follows:
(In thousands)

November 30,	2006	2005

Deferred tax assets:
Accounts receivable	$2,538	$2,133
Other current assets	582	588
Capitalized research costs	7,540	8,065
Accrued compensation	1,185	1,009
Accrued liabilities and other	6,719	6,085
Deferred revenue	1,640	1,893
Stock-based compensation	5,221	—
Tax credit and loss carryforwards	27,648	23,110

Gross deferred tax assets	53,073	42,883
Valuation allowance	(6,224)	(5,343)

Total deferred tax assets	46,849	37,540

Deferred tax liabilities:
Goodwill	(4,287)	(2,833)
Depreciation and amortization	(13,784)	(1,466)

Total deferred tax liabilities	(18,071)	(4,299)

Total	$28,778	$33,241

The valuation allowance primarily applies to net operating and capital loss carryforwards where realization is not assured. The change in the valuation allowance of ($0.9) million and ($4.5) million in fiscal years 2006 and 2005, respectively, primarily related to the creation or acquisition of net operating and capital loss carryforwards. Of the total valuation allowance at November 30, 2006, we would credit goodwill for $5.2 million if we reversed such valuation allowances upon utilization of the balances related to net operating losses obtained in acquisitions.
At November 30, 2006, we had net operating loss carryforwards of $46.2 million expiring on various dates through 2025 and $18.6 million that may be carried forward indefinitely. The increase in net operating loss carryforwards in fiscal 2006 was primarily due to carryforwards of approximately $15.8 million acquired as part of the acquisition of NEON. We have tax credit carryforwards of approximately $5.4 million, which are subject to limitations on their utilization. Approximately $0.3 million of these tax credit carryforwards are not currently subject to expiration dates. The remainder, approximately $5.1 million, expires in various fiscal years between 2015 and 2025.

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

Year Ended November 30,	2006	2005	2004

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differences	1.1	0.7	0.9
Extraterritorial income exclusion	(3.3)	(3.4)	(5.2)
State income taxes, net	2.3	2.1	2.8
Research credits	—	(0.6)	(2.4)
Tax-exempt interest	(4.9)	(2.3)	(1.5)
Adjustment related to previously established tax reserve	—	(6.0)	—
Nondeductible stock-based compensation	3.8	—	—
Other	1.5	1.1	2.5

Total	35.5%	26.6%	32.1%

During fiscal 2005, the IRS completed an examination of our United States income tax returns for fiscal years through 2002. The provision for taxes in fiscal 2005 included a tax benefit of $3.8 million resulting from the reversal of accruals for estimated income tax liabilities that were no longer required. The IRS is currently examining our United States income tax returns for fiscal 2004.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when we determine the liabilities are no longer necessary.
Note 10: Long-term Debt, Commitments and Contingencies
Long-term Debt
In connection with the purchase of a building adjacent to our headquarters building, we were required to assume the existing mortgage under the terms of the agreement. The mortgage, secured by the building, had a remaining principal balance of $2.4 million with a fixed annual interest rate of 8.05% at the time of the purchase. We may repay the entire outstanding balance at any time, subject to a potential penalty based on interest rates in effect at that time. The final payment is due in June 2012. Future principal and interest payments are as follows:
(In thousands)

	Principal	Interest

2007	$281	$146
2008	305	122
2009	330	97
2010	358	69
2011	388	39
Thereafter	276	9

Total	$1,938	$482

Leasing Arrangements
We lease certain facilities and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2006:
(In thousands)

2007	$10,526
2008	7,160
2009	5,358
2010	3,539
2011	2,663
Thereafter	2,401

Total	$31,647

Total rent expense under operating lease arrangements was approximately $11.0 million, $9.4 million and $9.5 million in fiscal years 2006, 2005 and 2004, respectively.
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
Litigation
On June 23, 2006, we received written notice that the Boston, Massachusetts office of the Securities and Exchange Commission is conducting an informal inquiry into our option-granting practices during the period December 1, 1995 through November 30, 2002. The informal inquiry was expanded to cover periods through the present. The SEC has requested testimony from certain of our officers and documents relating to our stock option practices for the period under investigation. We have produced responsive documents and are in the process of producing additional documents. On December 19, 2006, the Securities and Exchange Commission informed us that it had issued a formal order of investigation into our option-granting practices during the period December 1, 1995 through November 30, 2002. We are unable to predict accurately what consequences may arise from the SEC investigation. We have already incurred, and expect to continue to incur, significant legal and accounting expenses arising from the inquiry. The inquiry could also divert the attention of our management and harm our business. If the SEC institutes legal action, we could face significant fines and penalties and be required to take remedial actions determined by the SEC or a court. Although we have filed certain restated financial statements that we believe correct the accounting errors arising from our past option-granting practices, the filing of those financial statements did not resolve the pending SEC inquiry. The SEC has not reviewed our restated financial statements, and any future review could lead to further restatements or other modifications of our financial statements.
On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al. was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We are also named as a nominal defendant. On November 30, 2006, the plaintiff filed an amended complaint. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from an alleged option backdating scheme. The complaint seeks monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. A motion to dismiss the derivative complaint has been filed and is pending. One additional derivative complaint has been filed in state court in Massachusetts and additional lawsuits, including purported class actions and additional derivative actions, may be filed in state or federal court based upon allegations substantially similar to those described in this federal complaint or otherwise relating to the Company’s option grant practices. The ultimate outcome of these complaints could have a material adverse effect on our results of operations. We expect to incur additional legal expenses arising from the derivative actions, which may be significant, including the advancement of legal expenses to our directors and officers in connection with the derivative actions. We have certain indemnification obligations to our directors and officers, and the outcome of the derivative or any other litigation may require that we indemnify some or all of our directors and officers for expenses they may incur in defending the litigation and other losses.
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
Note 11: Business Segments and International Operations
At the end of fiscal 2006, we reorganized our business into five operating units. Our principal operating unit conducts business as the OpenEdge Division. The OpenEdge Division (OED) provides the Progress® OpenEdge platform, a set of development and deployment technologies, including the OpenEdge RDBMS, one of the leading embedded databases, for building business applications. Another significant operating unit, the Enterprise Infrastructure Division (EID) is responsible for the development, marketing and sales of our Sonic, Actional, DataXtend (which includes DataXtend Semantic Integrator, formerly Pantero) and ObjectStore product lines. It combines the former Sonic Software and Real Time divisions. The third significant operating unit, DataDirect Technologies, provides standards-based data connectivity software. DataDirect Technologies includes the product lines obtained as part of the NEON and OpenAccess acquisitions. Our other two operating units include: the Apama Division and the EasyAsk Division.
Segment information, as restated, is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. Our chief decision maker is our Chief Executive Officer.
Based upon the aggregation criteria for segment reporting, we have three reportable segments: the OpenEdge segment, which primarily includes the OED and EasyAsk Division, the Enterprise Infrastructure segment, which includes the EID and Apama Division, and the DataDirect segment. We do not manage our assets, capital expenditures, interest income or provision for income taxes by segment. We manage such items on a company basis.
The following table sets forth our revenue and income from operations from our reportable segments for fiscal years 2006, 2005 and 2004:
(In thousands)

Year Ended November 30,	2006	2005	2004

Revenue:
OpenEdge	$334,541	$318,921	$296,530
Enterprise Infrastructure	59,117	55,346	39,912
DataDirect	62,316	36,106	28,668
Reconciling items	(8,911)	(4,997)	(2,448)

Total	$447,063	$405,376	$362,662

Income (loss) from operations:
OpenEdge	$123,425	$113,480	$97,114
Enterprise Infrastructure	(29,068)	(26,716)	(29,049)
DataDirect	3,345	(1,063)	(856)
Reconciling items	(56,759)	(25,751)	(24,795)

Total	$40,943	$59,950	$42,414

Amounts included under reconciling items represent intersegment sales, which are accounted for as if sold under an equivalent arms-length basis arrangement, amortization of acquired intangibles, compensation expenses for the repurchase of subsidiary stock options, stock-based compensation, acquisition-related expenses and certain unallocated administrative expenses.

Total revenue by significant product line, regardless of which segment generated the revenue, is as follows:
(In thousands)

Year Ended November 30,	2006	2005	2004

DataDirect	$61,891	$35,680	$28,243
Enterprise Infrastructure	68,648	61,453	44,764
Progress OpenEdge and other	316,524	308,243	289,655

Total	$447,063	$405,376	$362,662

Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from external customers by revenue type is as follows:
(In thousands)

Year Ended November 30,	2006	2005	2004

Software licenses	$175,845	$156,846	$140,462
Maintenance	230,072	212,290	189,072
Consulting and education	41,146	36,240	33,128

Total	$447,063	$405,376	$362,662

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
(In thousands)

Year Ended November 30,	2006	2005	2004

North America	$203,265	$176,015	$153,730
EMEA	196,104	185,039	170,870
Latin America	24,346	21,624	16,574
Asia Pacific	23,348	22,698	21,488

Total	$447,063	$405,376	$362,662

Revenue from the United Kingdom totaled $64.1 million, $56.5 million and $51.6 million for fiscal years 2006, 2005 and 2004, respectively. No other country outside of the United States accounted for more than 10% of our consolidated total revenue in any year presented. Long-lived assets totaled $56.4 million, $39.8 million and $37.9 million in the United States and $6.6 million, $6.0 million and $5.3 million outside of the United States at the end of fiscal years 2006, 2005 and 2004, respectively. No individual country outside of the United States accounted for more than 10% of our consolidated long-lived assets.
Note 12: Business Combinations
Fiscal 2006 Transactions:
On January 20, 2006, we acquired for a combination of cash and stock, through a wholly-owned subsidiary, the stock of Actional Corporation (Actional) for an aggregate purchase price of approximately $29.2 million, net of cash acquired. Actional is a leading provider of Web services management software for visibility and run-time governance of distributed IT systems in a service-oriented architecture. The purpose of the acquisition was to broaden the product offerings within our Enterprise Infrastructure Division. Upon the closing of the transaction, Actional became part of our Enterprise Infrastructure operating unit. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Actional in our operating results from the date of acquisition. Transaction costs related to this acquisition totaled $0.5 million of direct acquisition costs. We paid approximately $15.7 million of the purchase price in cash from available funds with the remainder approximating $13.5 million being paid through the issuance of 460,011 shares of our common stock.

On January 30, 2006, we acquired, through a wholly-owned subsidiary, approximately 91% of the outstanding shares of common stock of NEON Systems, Inc. (NEON), and we acquired the remaining outstanding shares of common stock of NEON on February 2, 2006. The aggregate purchase price of the acquisition was approximately $51.9 million, net of cash acquired. The purchase price also included the value of in-the-money stock options and warrants. NEON is a provider of mainframe integration products and services. The purpose of the acquisition was to broaden the product offerings of DataDirect. Upon the closing of the transaction, NEON became part of our DataDirect operating unit. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of NEON in our operating results from January 30, 2006, the date of acquisition. Transaction costs related to this acquisition included $0.7 million of expenses related to a facilities closure and $0.8 million of direct acquisition costs. We paid the purchase price in cash from available funds.
On June 19, 2006, we acquired, through a wholly-owned subsidiary, the stock of Pantero Corporation for an aggregate purchase price of approximately $5.7 million, net of cash acquired. Pantero is a provider of technology for validating business data in integration projects. The purpose of the acquisition was to broaden the product offerings within our Enterprise Infrastructure Division. Upon the closing of the transaction, Pantero became part of our Enterprise Infrastructure operating unit. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Pantero in our operating results from June 19, 2006, the date of acquisition. Transaction costs related to this acquisition included $0.1 million of direct acquisition costs. We paid the purchase price in cash from available funds.
On November 6, 2006, we acquired, through a wholly-owned subsidiary, the stock of OpenAccess Software Inc. for an aggregate purchase price of $6.0 million, net of cash acquired. Open Access is a provider of development toolkits for rapid development of ODBC and JDBC drivers as well as ADO.NET and OLE DB providers. The purpose of the acquisition was to broaden the product offerings of DataDirect. Upon the closing of the transaction Open Access became part of our DataDirect operating unit. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of OpenAccess in our operating results from November 6, 2006, the date of acquisition. We paid the purchase price in cash from available funds.
Acquisition-related expenses for fiscal 2006 include $0.9 million of expenses for retention bonuses to Apama and EasyAsk employees who joined us in fiscal 2005 and $0.9 million of in-process research and development from the acquisition of NEON, which was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. The value of in-process research and development was determined based on an appraisal from an independent third party.
For all acquisitions we obtained valuations from independent appraisers for the amounts assigned to intangible assets. The preliminary allocation of the purchase prices as of November 30, 2006 was as follows:
(In thousands)

	Total	Life (in years)

Assets and liabilities, including cash	$6,366
Acquired intangible assets	41,859	1 to 10 years
Goodwill (not deductible for tax purposes)	72,759
In-process research and development	900
Deferred tax liabilities	(9,669)

Total purchase price	112,215
Less: cash acquired	(19,416)
Less: stock issuance	(13,511)

Net cash paid	$79,288

Pro forma financial information has not been presented, as the historical operations of Actional, NEON, Pantero and OpenAccess are not significant to our consolidated financial statements.

Fiscal 2005 Transactions:
In fiscal 2005, we paid a total of $31.5 million for acquisitions, net of the cash acquired and net of a settlement related to a previous acquisition resulting in a purchase price adjustment and return of funds to us of approximately $2 million. The settlement was recorded as a decrease to goodwill.
On May 12, 2005, we acquired, through a wholly-owned subsidiary, substantially all of the assets and assumed certain liabilities of EasyAsk, Inc. (EasyAsk) for an aggregate purchase price of approximately $9.0 million, net of cash acquired. EasyAsk is a provider of natural language question/answer solutions. The purpose of the acquisition was to broaden our product offerings. Prior to the acquisition, we held a minority interest in EasyAsk, whose chairman was a member of our Board of Directors until the closing of the purchase agreement. EasyAsk is included within the Application Development and Deployment segment. Transaction costs related to this acquisition included $0.4 million of expenses related to excess facilities space and $0.2 million of direct acquisition costs. In addition, we paid a total of $0.5 million in retention payments to EasyAsk employees who joined us and met certain employment criteria. We recognized compensation expense associated with these payments ratably over the related twelve-month service period. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations for EasyAsk in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.
On April 6, 2005, we acquired the stock of Apama, Inc. (Apama) for an aggregate purchase price of approximately $24.7 million, net of cash acquired. Apama is a provider of event stream processing software focused on the financial services industry. The purpose of the acquisition was to expand the product set of the Real Time operating unit. Upon the closing of the transaction, Apama became part of the Progress Real Time Division. Transaction costs related to this acquisition totaled $0.6 million of direct acquisition costs. In addition, we paid a total of $4.0 million in retention payments to Apama employees who joined us and met certain employment criteria. We recognized compensation expense ratably over the service period associated with each payment. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations for Apama in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.
Acquisition-related expenses for fiscal 2005 totaling $3.4 million include expenses for retention bonuses to Apama and EasyAsk employees who joined us of $4.0 million, of which $2.0 million is attributable to sales and marketing, $1.6 million is attributable to product development, and $0.4 million is attributable to general and administrative, partially offset by a credit of $0.6 million for settlement of pre-acquisition assets and liabilities related to a previous acquisition.
For both acquisitions, we obtained valuations from independent appraisers for the amounts assigned to intangible assets. The final allocation of the purchase prices as of November 30, 2005 is as follows:
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

In connection with certain of the above acquisitions, we established reserves for exit costs related to facilities closures and related costs and employee severance. The amounts included under cash disbursements are net of proceeds received from subrental agreements. A summary of activity is as follows:
(In thousands)

	Facilities Closures	Employee Severance
	and Related Costs	and Related Benefits	Total

Balance, December 1, 2003	$4,375	—	$4,375
Establishment of reserve related to DataDirect	—	$281	281
Cash disbursements	(2,023)	(281)	(2,304)

Balance, November 30, 2004	2,352	—	2,352
Establishment of reserve related to EasyAsk	376	—	376
Cash disbursements	(930)	—	(930)

Balance, November 30, 2005	1,798	—	1,798
Establishment of reserve related to Actional	—	277	277
Establishment of reserve related to Neon	657	—	657
Establishment of reserve related to Pantero	—	113	113
Cash disbursements	(891)	(390)	(1,281)

Balance, November 30, 2006	$1,564	$—	$1,564

We will complete all payments related to facilities closures and related costs by fiscal 2015.
Note 13: Selected Quarterly Financial Data (unaudited)
(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006:
Revenue	$103,921	$109,586	$111,362	$122,194
Gross profit	85,956	90,651	92,029	101,640
Income from operations	8,270	11,007	12,187	9,479
Net income	5,909	7,718	8,870	6,904
Diluted earnings per share	0.14	0.18	0.21	0.16
2005:
Revenue	$97,722	$100,209	$99,488	$107,957
Gross profit	80,466	83,172	82,640	90,054
Income from operations	13,258	16,355	11,765	18,572
Net income	8,546	11,558	12,595	13,558
Diluted earnings per share	0.22	0.28	0.30	0.32
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.
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
Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of November 30, 2006, our internal control over financial reporting is effective based on these criteria.
Management’s assessment of the effectiveness of its internal control over financial reporting as of November 30, 2006 has been attested to by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in internal control over financial reporting
We previously reported a material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which was described in Item 9A and Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K/A for the fiscal year ended November 30, 2005, which we filed on December 18, 2006. A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
During the first three quarters of the year ended November 30, 2006, we reported on Form 10-Q/A and Form 10-Q significant changes made to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to address our previously reported material weakness. During the fourth quarter, management completed testing to assess the effectiveness of its remedial measures and based on that testing has concluded in the fourth quarter that the previously reported material weakness no longer constitutes a material weakness as of November 30, 2006.
A discussion of the changes reported on Form 10-Q/A and Form 10-Q in previous quarters and their impact on our previously reported material weakness is included below. The following previously reported material weakness no longer constitutes a material weakness as of November 30, 2006:
Accounting for Stock Options and Stock Option Grant Practices — We completed our remediation of the aforementioned material weakness in our internal control over financial reporting; we revised our stock option grant practices. The revised grant process includes, among other things, fixed grant dates during the year, review by the Compensation Committee of a preliminary grant list in advance of the fixed grant date and a final approval by the Compensation Committee of the final list of grant recipients on the fixed grant date. Additionally, our management has corrected its understanding of the accounting principles included in APB 25 and as a result, our previous accounting for stock-based compensation has been corrected in the restated consolidated financial statements.
During the fourth quarter of 2006, management concluded that the remedial measures described above were sufficient such that accounting for stock options and stock option grant practices no longer constituted a material weakness as of November 30, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Progress Software Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of November 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2006 of the Company and our report dated February 13, 2007 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 13, 2007

Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
The information regarding executive officers set forth under the caption “Executive Officers of the Registrant” in Item 1 of this Annual Report is incorporated herein by reference.
The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after November 30, 2006.
The information regarding our code of ethics and audit committee required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007, which will be filed with the SEC not later than 120 days after November 30, 2006.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007, which will be filed with the SEC not later than 120 days after November 30, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007, which will be filed with the SEC not later than 120 days after November 30, 2006.
Information related to securities authorized for issuance under equity compensation plans as of November 30, 2006 is as follows:
(In thousands, except per share data)

	Number of		Weighted-average	Number of
	Securities to be		Exercise	Securities
	Issued Upon		Price of	Remaining
	Exercise of		Outstanding	Available
	Outstanding		Options,	For
	Options, Warrants		Warrants	Future
Plan Category	and Rights		and Rights	Issuance

Equity compensation plans approved by shareholders (1)	5,705	(2)	$17.08	1,241	(3)
Equity compensation plans not approved by shareholders (4)	4,773		21.30	329

Total	10,478		$19.00	1,570

(1)	Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, and 1991 Employee Stock Purchase Plan (ESPP).

(2)	Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)	Includes shares available for future issuance under the ESPP.

(4)	Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.
We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the Nasdaq Global Select Market. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer or director would be eligible to receive an award under the 2004 Plan only as an inducement to join us. Awards under the 2002

Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 7,200,000 shares are issuable under the two plans.
Item 13. Certain Relationships and Related Transactions
The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007, which will be filed with the SEC not later than 120 days after November 30, 2006.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007, which will be filed with the SEC not later than 120 days after November 30, 2006.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents Filed as Part of this Form 10-K
1. Financial Statements (included in Item 8 of this report on Form 10-K):
–	Report of Independent Registered Public Accounting Firm

–	Consolidated Balance Sheets as of November 30, 2006 and 2005

–	Consolidated Statements of Operations for the years ending November 30, 2006, 2005 and 2004

–	Consolidated Statements of Shareholders’ Equity for the years ending November 30, 2006, 2005 and 2004

–	Consolidated Statements of Cash Flows for the years ending November 30, 2006, 2005 and 2004

–	Notes to Consolidated Financial Statements
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
2.1	Agreement and Plan of Merger dated as of October 18, 2002 among Progress Software Corporation, Chopin Merger Sub, Inc. and eXcelon Corporation (1)

2.2	Purchase Agreement dated as of December 5, 2003 by and among Progress Software Corporation, Diamond Acquisition Corp. and DataDirect Technologies Limited (2)

2.3	Agreement and Plan of Merger dated as of April 6, 2005 by and among Progress Software Corporation, PSC Merger Corp., Apama Inc., and certain stockholders of Apama Inc. (3)

2.4	Agreement and Plan of Merger dated August 31, 2005 by and among Progress Software Corporation, Sonic Software Corporation and Sonic Merger Corporation (4) (5)

2.5	Agreement and Plan of Merger dated as of January 18, 2006 by and among Progress Software Corporation, ACTC Acquisition Corp., Actional Corporation, certain stockholders of Actional Corporation and Standish O’Grady, as the Company Stockholder Representative (5)

3.1	Restated Articles of Organization, as amended (6)

3.2	By-Laws, as amended and restated (7)

4.1	Specimen Certificate for the Common Stock (8)

10.1.1*	1991 Employee Stock Purchase Plan, as amended and restated (9)

10.1.2*	Amendment to 1991 Employee Stock Purchase Plan, as amended (10)

10.2*	1992 Incentive and Nonqualified Stock Option Plan (11)

10.3*	1994 Stock Incentive Plan (12)

10.4*	1997 Stock Incentive Plan, as amended and restated (13)

10.5*	Employee Retention and Motivation Agreement executed by each of the Executive Officers (14)

10.6*	First Amendment to Employee Retention and Motivation Agreement executed by each of the Executive Officers (15)

10.7*	2002 Nonqualified Stock Plan (16)

10.8*	2004 Inducement Stock Plan (17)

10.9	Written offer of employment with Larry R. Harris dated April 29, 2005 (18)

10.10* Letter Agreement dated November 15, 2005 with Joseph W. Alsop regarding Fiscal 2005 Stock option grant (19)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 — Joseph W. Alsop

31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 — Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement and Plan of Merger dated as of September 26, 2004 by and among Progress Software Corporation, PSI Acquisition Sub, Inc. and Persistence Software, Inc. (20)

99.2	Asset Purchase Agreement dated as of April 29, 2005 by and among Progress Development Corporation, EasyAsk, Inc. and Sigma Partners LLP, as indemnification representative (21)

99.3	Agreement and Plan of Merger dated as of December 19, 2005 by and among Progress Software Corporation, Noble Acquisition Corporation and NEON Systems, Inc. (22)

(1)	Incorporated by reference to Exhibit 1 of Schedule 13D filed October 28, 2002.

(2)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed January 7, 2004.

(3)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed April 12, 2005.

(4)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed September 7, 2005.

(5)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed January 23, 2006.

(6)	Incorporated by reference to Exhibit 3.1 of Form 8-K filed May 1, 2006.

(7)	Incorporated by reference to Exhibit 3.2 of Form 8-K filed May 1, 2006.

(8)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed May 1, 2006.

(9)	Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 1998.

(10)	Incorporated by reference to Exhibit 99.1 to our Form 8-K filed September 11, 2006.

(11)	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(12)	Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(13)	Incorporated by reference to Annex A to our Proxy Statement for our 2006 Annual Meeting of Shareholders filed March 20, 2006.

(14)	Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

(15)	Incorporated by reference to Exhibit 10.10.1 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1999.

(16)	Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2002.

(17)	Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

(18)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed May 5, 2005.

(19)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed November 21, 2005.

(20)	Incorporated by reference to Exhibit 99.1 of Form 8-K filed September 27, 2004.

(21)	Incorporated by reference to Exhibit 99.1 of Form 8-K filed May 5, 2005.

(22)	Incorporated by reference to Exhibit 99.1 of Form 8-K filed December 22, 2005.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of PSC participates
(c) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of February, 2007.

PROGRESS SOFTWARE CORPORATION
By:	/s/ JOSEPH W. ALSOP
Joseph W. Alsop
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. ALSOP Joseph W. Alsop	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2007

/s/ NORMAN R. ROBERTSON Norman R. Robertson	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	February 13, 2007

/s/ DAVID H. BENTON, JR. David H. Benton, Jr.	Vice President and Corporate Controller (Principal Accounting Officer)	February 13, 2007

/s/ ROGER J. HEINEN, JR. Roger J. Heinen, Jr.	Director	February 13, 2007

/s/ CHARLES F. KANE Charles F. Kane	Director	February 13, 2007

/s/ MICHAEL L. MARK Michael L. Mark	Director	February 13, 2007

/s/ SCOTT A. MCGREGOR Scott A. McGregor	Director	February 13, 2007

/s/ AMRAM RASIEL Amram Rasiel	Director	February 13, 2007