Form 10-Q
period 2007-02-28
PROGRESS SOFTWARE CORP /MA
filed 2007-04-09
CIK 876167

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 28, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 30, 2007, there were 41,022,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007

PART 1. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	February 28,	November 30,
	2007	2006

Assets
Current assets:
Cash and equivalents	$56,445	$46,449
Short-term investments	177,375	194,866

Total cash and short-term investments	233,820	241,315
Accounts receivable, net	91,663	82,762
Other current assets	16,351	17,943
Deferred income taxes	19,280	18,119

Total current assets	361,114	360,139

Property and equipment, net	61,215	57,585
Acquired intangible assets, net	70,578	75,069
Goodwill	157,343	157,858
Deferred income taxes	14,263	14,153
Other assets	4,770	5,435

Total	$669,283	$670,239

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$287	$281
Accounts payable	13,994	15,034
Accrued compensation and related taxes	29,561	48,398
Income taxes payable	8,159	6,316
Other accrued liabilities	21,972	23,166
Short-term deferred revenue	136,758	120,974

Total current liabilities	210,731	214,169

Long-term debt, less current portion	1,583	1,657

Long-term deferred revenue	9,179	6,355

Other non-current liabilities	3,778	3,494

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 40,866 shares in 2007 and 41,177 shares in 2006	196,279	197,748
Retained earnings, including accumulated other comprehensive gains of $921 in 2007 and $1,106 in 2006	247,733	246,816

Total shareholders’ equity	444,012	444,564

Total	$669,283	$670,239

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended Feb. 28,
	2007	2006

Revenue:
Software licenses	$44,729	$42,780
Maintenance and services	70,500	61,141

Total revenue	115,229	103,921

Costs of revenue:
Cost of software licenses	1,672	2,210
Cost of maintenance and services	16,262	14,231
Amortization of acquired intangibles for purchased technology	2,491	1,524

Total costs of revenue	20,425	17,965

Gross profit	94,804	85,956

Operating expenses:
Sales and marketing	44,645	42,644
Product development	20,795	18,927
General and administrative	15,031	13,198
Amortization of other acquired intangibles	1,980	1,383
Acquisition-related expenses	—	1,534

Total operating expenses	82,451	77,686

Income from operations	12,353	8,270

Other income (expense):
Interest income and other	1,918	1,795
Foreign currency loss	(828)	(1,098)

Total other income, net	1,090	697

Income before provision for income taxes	13,443	8,967
Provision for income taxes	4,705	3,058

Net income	$8,738	$5,909

Earnings per share:
Basic	$0.21	$0.15
Diluted	$0.20	$0.14

Weighted average shares outstanding:
Basic	41,069	40,499
Diluted	43,437	43,057

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended Feb. 28,
	2007	2006

Cash flows from operating activities:
Net income	$8,738	$5,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,492	2,084
Amortization of capitalized software costs	44	44
Amortization of acquired intangible assets	4,471	2,907
Stock-based compensation	4,877	5,943
Deferred income taxes	(1,151)	(1,136)
Tax benefit from stock options	77	504
In-process research and development	—	900
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(8,970)	(5,285)
Other current assets	2,047	(3,677)
Accounts payable and accrued expenses	(20,781)	(19,930)
Income taxes payable	1,880	985
Deferred revenue	18,526	16,553

Net cash provided by operating activities	12,250	5,801

Cash flows from investing activities:
Purchases of investments available for sale	(43,050)	(86,961)
Sales and maturities of investments available for sale	60,541	159,460
Purchases of property and equipment	(6,103)	(4,878)
Acquisitions, net of cash acquired	—	(62,033)
Increase in other non-current assets	200	26

Net cash provided by investing activities	11,588	5,614

Cash flows from financing activities:
Issuance of common stock	5,681	4,166
Excess tax benefit from stock options	233	374
Payment of long-term debt	(65)	(65)
Repurchase of common stock	(19,238)	(3,361)

Net cash (used for) provided by financing activities	(13,389)	1,114

Effect of exchange rate changes on cash	(453)	659

Net increase in cash and equivalents	9,996	13,188
Cash and equivalents, beginning of period	46,449	40,398

Cash and equivalents, end of period	$56,445	$53,586

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1: Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006.
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
Note 2: Revenue Recognition
We recognize revenue when earned. We recognize software license revenue upon shipment of the product or, if delivered electronically, when the customer has the right to access the software, provided that the license fee is fixed or determinable, persuasive evidence of an arrangement exists and collection is probable. We do not consider software license arrangements with payment terms greater than ninety days beyond our standard payment terms to be fixed and determinable and therefore such software license fees are recognized upon due date. We do not license our software with a right of return and generally do not license our software with conditions of acceptance. If an arrangement does contain conditions of acceptance, we defer recognition of the revenue until the acceptance criteria are met or the period of acceptance has passed. We generally recognize revenue for products distributed through application partners and distributors when sold through to the end-user.
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
We generally recognize revenue from software licenses sold together with maintenance and/or consulting services upon shipment using the residual method, provided that the above criteria have been met. If VSOE of fair value for the undelivered elements cannot be established, we defer all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, then we recognize the entire fee ratably. If payment of the software license fees is dependent upon the performance of consulting services or the consulting services are essential to the functionality of the licensed software, then we recognize both the software license and consulting fees using the percentage of completion method.
We recognize maintenance revenue ratably over the term of the applicable agreement. We generally recognize revenue from services, primarily consulting and customer education, as the related services are performed.

Note 3: Earnings Per Share
We calculate basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share on the basis of the weighted average number of common shares outstanding plus the effects of outstanding stock options using the treasury stock method. The following table provides the calculation of basic and diluted earnings per share on an interim basis:
(In thousands, except per share data)

	Three Months Ended Feb. 28,
	2007	2006

Net income	$8,738	$5,909

Weighted average shares outstanding	41,069	40,499
Dilutive impact from outstanding stock options	2,368	2,558

Diluted weighted average shares outstanding	43,437	43,057

Earnings per share:
Basic	$0.21	$0.15
Diluted	$0.20	$0.14

Stock options to purchase approximately 2,965,000 shares and 1,669,000 shares of common stock were excluded from the calculation of diluted earnings per share in the first quarter of fiscal years 2007 and 2006, respectively, because these options were anti-dilutive.
Note 4: Stock-based Compensation
We account for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.
The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations:
(In thousands)

	Three Months Ended Feb. 28,
	2007	2006

Cost of software licenses	$30	$40
Cost of maintenance and services	347	450
Sales and marketing	1,796	2,224
Product development	1,119	1,354
General and administrative	1,585	1,875

Total stock-based compensation expense	$4,877	$5,943

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
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.
Note 6: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments, unrealized gains and losses on foreign exchange hedging contracts and unrealized gains and losses on investments. The following table provides the calculation of comprehensive income on an interim basis:
(In thousands)

	Three Months Ended Feb. 28,
	2007	2006

Net income, as reported	$8,738	$5,909
Foreign currency translation adjustments, net of tax	(168)	359
Unrealized (losses) gains on investments, net of tax	(17)	27

Total comprehensive income	$8,553	$6,295

Note 7: Shareholders’ Equity
Common Stock Repurchases
In September 2006, the Board of Directors authorized, for the period from October 1, 2006 through September 30, 2007, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash. We purchased and retired approximately 695,000 shares of our common stock for $19.2 million in the first three months of fiscal 2007 as compared to approximately 119,000 shares of our common stock for $3.4 million in the first three months of fiscal 2006.
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
In order to mitigate the unfavorable personal tax consequences under Section 409A, we offered holders of these options the opportunity to amend their affected options. Specifically, on December 22, 2006, we commenced a tender offer in which we offered to amend the affected options to increase the exercise price to the fair market value of our common stock on the revised grant date, and to give the option holders (excluding certain executive officers and employees) a cash payment, to be paid in increments on certain dates in fiscal years 2008 through 2010, for the increase in the exercise price. The tender offer is expected to be completed in April 2007.

We also entered into option amendment agreements containing similar terms with a limited number of individuals for whom the deadline for such an amendment was December 31, 2006. In the first quarter of fiscal year 2006, we accounted for the impact of these option amendment agreements as a stock option modification under SFAS 123R. We will recognize additional stock-based compensation expense, with a corresponding offset to additional paid-in capital, over the vesting period of the modified options. We recorded a liability of approximately $0.7 million for the present value of the expected cash payments associated with the option amendment agreements, with a corresponding reduction in additional paid-in capital. We will recognize interest expense through the period up to each payment date.
Note 8: Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. For purposes of the annual impairment test, we assigned goodwill of $11.6 million to the operating divisions comprising the OpenEdge operating segment, $56.8 million to the operating divisions comprising the Enterprise Infrastructure reporting segment and $88.9 million to the reporting unit comprising the DataDirect reporting segment.
During the first quarter of fiscal 2007, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2006, the goodwill impairment measurement date for fiscal 2007. The decrease in goodwill from the end of fiscal 2006 was primarily related to changes to the preliminary allocation of the purchase price from previous acquisitions.
Note 9: Segment Information
At the end of fiscal 2006, we reorganized our business into five operating units. Our principal operating unit conducts business as the OpenEdge Division. The OpenEdge Division (OED) provides the Progress® OpenEdge platform, a set of development and deployment technologies, including the OpenEdge RDBMS, one of the leading embedded databases, for building business applications. Another significant operating unit, the Enterprise Infrastructure Division (EID), is responsible for the development, marketing and sales of our Sonic, Actional, DataXtend and ObjectStore product lines. The third significant operating unit, DataDirect Technologies, provides standards-based data connectivity software. Our other two operating units are the Apama Division and the EasyAsk Division.
Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. Our chief decision maker is our Chief Executive Officer.
Based upon the aggregation criteria for segment reporting, we have three reportable segments: the OpenEdge segment, which includes the OED and EasyAsk Division, the Enterprise Infrastructure segment, which includes the EID and Apama Division, and the DataDirect segment. We do not manage our assets, capital expenditures, interest income or provision for income taxes by segment. We manage such items on a company basis.
At the end of fiscal 2006, we changed the composition of our reporting segments from previous disclosures. We restated the fiscal 2006 segment disclosure to conform to the current presentation.

The following table provides revenue and income from operations from our reportable segments on an interim basis:
(In thousands)

	Three Months Ended Feb. 28,
	2007	2006

Revenue:
OpenEdge segment	$87,254	$79,989
Enterprise Infrastructure segment	13,535	13,847
DataDirect segment	16,305	11,905
Reconciling items	(1,865)	(1,820)

Total	$115,229	$103,921

Income (loss) from operations:
OpenEdge segment	$31,245	$27,695
Enterprise Infrastructure segment	(6,628)	(6,805)
DataDirect segment	1,455	783
Reconciling items	(13,719)	(13,403)

Total	$12,353	$8,270

The reconciling items within revenue primarily represent intersegment sales, which are accounted for as if sold under an equivalent arms-length basis arrangement, generated by the Enterprise Infrastructure segment. Amounts included under reconciling items within income from operations represent amortization of acquired intangibles, stock-based compensation, acquisition-related expenses and certain unallocated administrative expenses.
Total revenue by significant product line, regardless of which segment generated the revenue, is as follows:
(In thousands)

	Three Months Ended Feb. 28,
	2007	2006

DataDirect	$16,305	$11,905
Enterprise Infrastructure	17,122	16,056
Progress OpenEdge and other	81,802	75,960

Total	$115,229	$103,921

Note 10: Contingencies
On June 23, 2006, we received written notice that the Enforcement Staff in the Boston, Massachusetts office of the SEC had begun an informal inquiry into our option-granting practices during the period December 1, 1995 through November 30, 2002. On December 19, 2006, the SEC informed us that it had issued a formal order of investigation into our option-granting practices during the period December 1, 1995 through the present. We are unable to predict with certainty what consequences may arise from the SEC investigation. We have already incurred, and expect to continue to incur, significant legal expenses arising from the investigation. The investigation could also divert the attention of our management and harm our business. If the SEC institutes legal action, we could face significant fines and penalties and be required to take remedial actions determined by the SEC or a court. Although we have filed certain restated financial statements that we believe correct the accounting errors arising from our past option-granting practices, the filing of those financial statements did not resolve the pending SEC inquiry. The SEC has not indicated to us whether it has reviewed our restated financial statements, and any SEC review could lead to further restatements or other modifications of our financial statements.
On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al, Civ. Act. No. 06-CA-11459 RCL was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We are also named as a nominal defendant. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of

1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint seeks monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. On January 23, 2007, we moved to dismiss the Arkansas Teacher Retirement System complaint on the grounds that the Plaintiff failed to make a proper pre-filing demand upon our Board of Directors. This motion is pending.
On January 16, 2007, another party identifying itself as one of our shareholders purporting to act on our behalf filed a derivative complaint styled Acuna, Derivatively on Behalf of Progress Software Corporation v. Joseph Alsop et al., Civ. Act. No. 07-0157 against our directors and certain of our present and former officers in Massachusetts Superior Court. We are named as a nominal defendant in this action as well. The complaint alleges breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint seeks monetary damages and disgorgement, among other forms of relief. A Special Litigation Committee formed by our board of directors to investigate and determine the Company’s response to the complaint has moved to stay the action, while the investigation is ongoing.
Further, on March 28, 2007, an additional party identifying itself as one of our shareholders purporting to act on our behalf filed a derivative complaint styled White, Derivatively on Behalf Of Nominal Defendant Progress v. Progress Software Corporation et al., Civ 07-01172. This complaint involves substantially the same defendants, allegations and demands for relief as the Acuna complaint described above.
The ultimate outcome of any of these matters could have a material adverse effect on our results of operations. These matters could divert the attention of our management and harm our business. In addition, we have incurred, and expect to incur legal expenses arising from these matters, which may be significant, including the advancement of legal expenses to our directors and officers. We have certain indemnification obligations to our directors and officers, and the outcome of derivative or any other litigation may require that we indemnify some or all of our directors and officers for expenses they may incur in defending the litigation and other losses.
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
We derive a significant portion of our revenue from international operations. In the first half of fiscal 2006, the strengthening of the U.S. dollar against most major currencies, primarily the euro and the British pound, negatively affected the translation of our results into U.S. dollars. In the second half of fiscal 2006 and the first quarter of fiscal 2007, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the translation of our results into U.S. dollars.
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
We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the year ended November 30, 2006, as well as the notes to our Consolidated Financial Statements included in Item 1 of this Form 10-Q.
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

Goodwill and Intangible Assets – We have goodwill and net intangible assets of approximately $228 million at February 28, 2007. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize cash flow models to determine the fair value of our reporting units. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting – We have a net deferred tax asset of approximately $30 million at February 28, 2007. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made. On a quarterly basis we provide for income taxes based on the estimated effective tax rate for the full fiscal year.
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

Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue		Period-to-Period Change
			2007
	Three Months Ended Feb. 28,		Compared
	2007	2006	to 2006

Revenue:
Software licenses	39%	41%	5%
Maintenance and services	61	59	15

Total revenue	100	100	11

Costs of revenue:
Cost of software licenses	1	2	(24)
Cost of maintenance and services	14	14	14
Amortization of acquired intangibles for purchased technology	2	1	63

Total costs of revenue	17	17	14

Gross profit	83	83	10

Operating expenses:
Sales and marketing	39	41	5
Product development	18	18	10
General and administrative	13	13	14
Amortization of other acquired intangibles	2	1	43
Acquisition-related expenses	—	2	(100)

Total operating expenses	72	75	6

Income from operations	11	8	49
Other (expense) income, net	1	1	56

Income before provision for income taxes	12	9	50

Provision for income taxes	4	3	54

Net income	8%	6%	48%

Revenue. Our total revenue increased 11% from $103.9 million in the first quarter of fiscal 2006 to $115.2 million in the first quarter of fiscal 2007. Total revenue would have increased by 6% if exchange rates had been constant in the first quarter of fiscal 2007 as compared to exchange rates in effect in the first quarter of fiscal 2006. In addition to the positive effect of changes in exchange rates, each of our major product lines experienced growth in the first quarter of fiscal 2007.
Revenue from our Progress OpenEdge product line increased from $76.0 million in the first quarter of fiscal 2006 to $81.8 million in the first quarter of fiscal 2007. Revenue derived from our Enterprise Infrastructure product line increased 7% from $16.1 million in the first quarter of fiscal 2006 to $17.1 million in the first quarter of fiscal 2007. Revenue from our DataDirect product line increased 37% from $11.9 million in the first quarter of fiscal 2006 to $16.3 million in the first quarter of fiscal 2007. Approximately half of the increase in the DataDirect product line was attributable to Shadow products which were acquired as part of the NEON acquisition in the latter part of the first quarter of fiscal 2006.
Software license revenue increased 5% from $42.8 million in the first quarter of fiscal 2006 to $44.7 million in the first quarter of fiscal 2007. Software license revenue would have been flat if exchange rates had been constant in the first quarter of fiscal 2007 as compared to exchange rates in effect in the first quarter of fiscal 2006. The DataDirect and the Enterprise Infrastructure product lines accounted for 39% of software license revenue in each of the first quarters of fiscal 2007 and fiscal 2006. Software license revenue from direct end users increased in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. Software license revenue from the Progress OpenEdge product set increased year over year, primarily within the development and the database products.
Maintenance and services revenue increased 15% from $61.1 million in the first quarter of fiscal 2006 to $70.5 million in the first quarter of fiscal 2007. The increase in maintenance and services revenue was primarily the result of growth in our installed customer base, renewal of maintenance agreements and greater professional services revenue. Maintenance revenue increased 12% and professional services revenue increased 33% in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006. Maintenance and services revenue would have increased by 10% if exchange rates had been constant in the first quarter of fiscal 2007 as compared to exchange rates in effect in the first quarter of fiscal 2006.
Total revenue generated in markets outside North America increased 13% from $57.5 million in the first quarter of fiscal 2006 to $65.0 million in the first quarter of fiscal 2007 and represented 55% of total revenue in the first quarter of fiscal 2006 and 56% of total revenue in the first quarter of fiscal 2007. Revenue from the Europe, Middle East and Africa region (“EMEA”), and the Asia Pacific region increased in fiscal 2007 as compared to fiscal 2006, while the Latin America region was essentially flat. Total revenue generated in markets outside North America would have represented 54% of total revenue if exchange rates had been constant in the first quarter of fiscal 2007 as compared to the exchange rates in effect in the first quarter of fiscal 2006.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of product media, documentation, duplication, packaging, electronic software distribution, royalties and amortization of capitalized software costs. Cost of software licenses decreased 24% from $2.2 million in the first quarter of fiscal 2006 to $1.7 million in the first quarter of fiscal 2007, and decreased as a percentage of software license revenue from 5% to 4%. The dollar decrease for the first quarter was primarily due to lower royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 14% from $14.2 million in the first quarter of fiscal 2006 to $16.3 million in the first quarter of fiscal 2007, and remained the same as a percentage of maintenance and services revenue at 23%. The total dollar amount in fiscal 2007 increased due to higher usage of third-party contractors for service engagements. Our technical support, education and consulting headcount decreased by 11% from the end of the first quarter of fiscal 2006 to the end of the first quarter of fiscal 2007.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased from $1.5 million in the first quarter of fiscal 2006 to $2.5 million in the first quarter of fiscal 2007. The increase was due to amortization expense associated with the acquisitions of NEON, Actional, Pantero and OpenAccess in fiscal 2006.
Gross Profit. Our gross profit increased 10% from $86.0 million in the first quarter of fiscal 2006 to $94.8 million in the first quarter of fiscal 2007. The gross profit percentage remained the same at 83% of total revenue in each of the first quarters of fiscal 2007 and fiscal 2006.
Sales and Marketing. Sales and marketing expenses increased 5% from $42.6 million in the first quarter of fiscal 2006 to $44.6 million in the first quarter of fiscal 2007, and decreased as a percentage of total revenue from 41% to 39%. The increase in sales and marketing expenses was due to higher average selling costs, partially offset by a decrease in marketing program expenses. Our sales and marketing headcount decreased by 3% from the end of the first quarter of fiscal 2006 to the end of the first quarter of fiscal 2007.
Product Development. Product development expenses increased 10% from $18.9 million in the first quarter of fiscal 2006 to $20.8 million in the first quarter of fiscal 2007, and remained the same as a percentage of revenue at 18%. The dollar increase was primarily due to expenses related to the development teams associated with the acquisitions of NEON and Actional which occurred at the end of the first quarter of fiscal 2006. Our product development headcount remained the same from the end of the first quarter of fiscal 2006 to the end of the first quarter of fiscal 2007.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 14% from $13.2 million in the first quarter of fiscal 2006 to $15.0 million in the first quarter of fiscal 2007, and remained the same as a percentage of revenue at 13%. The dollar increase was primarily due to professional services fees related to the stock option review of $1.7 million in the first quarter of fiscal 2007. Our administrative headcount decreased 6% from the end of the first quarter of fiscal 2006 to the end of the first quarter of fiscal 2007.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles increased from $1.4 million in the first quarter of fiscal 2006 to $2.0 million in the first quarter of fiscal 2007. The increase was due to amortization expense associated with the acquisitions of NEON and Actional in the first quarter of fiscal 2006.
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
Income From Operations. Income from operations increased 49% from $8.3 million in the first quarter of fiscal 2006 to $12.4 million in the first quarter of fiscal 2007 and increased as a percentage of total revenue from 8% in the first quarter of fiscal 2006 to 11% in the first quarter of fiscal 2007.
Income from operations increased from $27.7 million in the first quarter of fiscal 2006 to $31.2 million in the first quarter of fiscal 2007 in our OpenEdge segment, which primarily includes OED and the EasyAsk Division. Losses from operations decreased from $6.8 million in the first quarter of fiscal 2006 to $6.6 million in the first quarter of fiscal 2007 in our Enterprise Infrastructure segment. Income from operations increased from $0.8 million in the first quarter of fiscal 2006 to $1.5 million in the first quarter of fiscal 2007 in our DataDirect segment. See Note 9 to the accompanying condensed consolidated financial statements for a reconciliation of income from operations for each segment to consolidated income from operations.
Other Income. Other income increased 56% from $0.7 million in the first quarter of fiscal 2006 to $1.1 million in the first quarter of fiscal 2007. The increase was primarily due to an increase in interest income resulting from slightly higher interest rates, higher average cash and short-term investment balances and lower foreign exchange losses.
Provision for Income Taxes. Our effective tax rate was 35% in the first quarter of fiscal 2007 as compared to 34% in the first quarter of fiscal 2006. The increase in our effective tax rate was due to the loss of the ETI benefit, which was phased out as of December 31, 2006 (approximately 3%), partially offset by research and development credits. We estimate that our effective tax rate will be approximately 35% for all of fiscal 2007.
Liquidity and Capital Resources
At the end of the first quarter of fiscal 2007, our cash and short-term investments totaled $233.8 million. The decrease of $7.5 million since the end of fiscal 2006 resulted primarily from common stock repurchases partially offset by an increase in cash generated from operations.

We generated $12.3 million in cash from operations in the first three months of fiscal 2007 as compared to $5.8 million in the first three months of fiscal 2006. The increase in cash generated from operations in the first quarter of fiscal 2007 over the first quarter of fiscal 2006 was primarily due to increased profitability and a lower reduction from working capital uses.
A summary of our cash flows from operations for the first quarters of fiscal years 2007 and 2006 is as follows:
(In thousands)

	Three Months Ended Feb. 28,
	2007	2006

Net income	$8,738	$5,909
Depreciation, amortization and other noncash charges	12,022	11,878
Tax benefit from stock plans	77	504
Changes in operating assets and liabilities	(8,587)	(12,490)

Total	$12,250	$5,801

Accounts receivable increased by $8.9 million from the end of fiscal 2006. Accounts receivable days sales outstanding, or DSO, increased by 11 days to 72 days at the end of the first quarter of fiscal 2007 as compared to 61 days at the end of fiscal 2006 and increased by 5 days from 67 days at the end of the first quarter of fiscal 2006. The increase in DSO is primarily related to the impact of maintenance renewal billings, as the first quarter of each fiscal year typically has the highest portion of such billings relative to the full year and to the impact of assuming opening accounts receivable balances from recent acquisitions. We target a DSO range of 60 to 80 days.
We purchased property and equipment totaling $6.1 million in the first three months of fiscal 2007 as compared to $4.9 million in the first three months of fiscal 2006. The purchases consisted primarily of computer equipment and software and building and leasehold improvements. The increase primarily related to costs associated with our ongoing ERP implementation.
In September 2006, the Board of Directors authorized, for the period from October 1, 2006 through September 30, 2007, the purchase of up to 10,000,000 shares of our common stock, at such times that we deem such purchases to be an effective use of cash. We purchased and retired approximately 695,000 shares of our common stock for $19.2 million in the first three months of fiscal 2007 as compared to approximately 119,000 shares of our common stock for $3.4 million in the first three months of fiscal 2006.
We received $5.7 million in the first three months of fiscal 2007 from the exercise of stock options and the issuance of ESPP shares as compared to $4.2 million in the first three months of fiscal 2006.
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, lease commitments, debt payments, potential cash acquisitions and other long-term obligations) through at least the next twelve months.
Revenue Backlog – Our aggregate revenue backlog at February 28, 2007 was approximately $171 million of which $146 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At February 28, 2007, the remaining amount of backlog of approximately $25 million was composed of multi-year licensing arrangements of approximately $23 million and open software license orders received but not shipped of approximately $2 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
Our aggregate revenue backlog at February 28, 2006 was approximately $148 million of which $131 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At February 28, 2006, the remaining amount of backlog of approximately $17 million was composed of multi-year licensing arrangements of approximately $15 million and open software license orders received but not shipped of approximately $2 million.

We typically fulfill most of our software license orders within 30 days of acceptance of a purchase order. Assuming all other revenue recognition criteria have been met, we recognize software license revenue upon shipment of the product, or if delivered electronically, when the customer has the right to access the software. Because there are many elements governing when revenue is recognized, including when orders are shipped, credit approval, completion of internal control processes over revenue recognition and other factors, management has some control in determining the period in which certain revenue is recognized. We frequently have open software license orders at the end of the quarter which have not shipped or have otherwise not met all the required criteria for revenue recognition. Although the amount of open software license orders may vary at any time, we generally do not believe that the amount, if any, of such software license orders at the end of a particular quarter is a reliable indicator of future performance. In addition, there is no industry standard for the definition of backlog and there may be an element of estimation in determining the amount. As such, direct comparisons with other companies may be difficult or potentially misleading.
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
Legal and Other Regulatory Matters
On June 23, 2006, we received written notice that the Enforcement Staff in the Boston, Massachusetts office of the SEC had begun an informal inquiry into our option-granting practices during the period December 1, 1995 through November 30, 2002. On December 19, 2006, the SEC informed us that it had issued a formal order of investigation into our option-granting practices during the period December 1, 1995 through the present. We are unable to predict with certainty what consequences may arise from the SEC investigation. We have already incurred, and expect to continue to incur, significant legal expenses arising from the investigation. The investigation could also divert the attention of our management and harm our business. If the SEC institutes legal action, we could face significant fines and penalties and be required to take remedial actions determined by the SEC or a court. Although we have filed certain restated financial statements that we believe correct the accounting errors arising from our past option-granting practices, the filing of those financial statements did not resolve the pending SEC inquiry. The SEC has not indicated to us whether it has reviewed our restated financial statements, and any SEC review could lead to further restatements or other modifications of our financial statements.
On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al, Civ. Act. No. 06-CA-11459 RCL was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We are also named as a nominal defendant. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint seeks monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. On January 23, 2007, we moved to dismiss the Arkansas Teacher Retirement System complaint on the grounds that the Plaintiff failed to make a proper pre-filing demand upon our Board of Directors. This motion is pending.
On January 16, 2007, another party identifying itself as one of our shareholders purporting to act on our behalf filed a derivative complaint styled Acuna, Derivatively on Behalf of Progress Software Corporation v. Joseph Alsop et al., Civ. Act. No. 07-0157 against our directors and certain of our present and former officers in Massachusetts Superior Court. We are named as a nominal defendant in this action as well. The complaint alleges breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint seeks monetary damages and disgorgement, among other forms of relief. A Special Litigation Committee formed by our board of directors to investigate and determine the Company’s response to the complaint has moved to stay the action, while the investigation is ongoing.
Further, on March 28, 2007, an additional party identifying itself as one of our shareholders purporting to act on our behalf filed a derivative complaint styled White, Derivatively on Behalf Of Nominal Defendant Progress v. Progress Software Corporation et al., Civ 07-01172. This complaint involves substantially the same defendants, allegations and demands for relief as the Acuna complaint described above.
The ultimate outcome of any of these matters could have a material adverse effect on our results of operations. These matters could divert the attention of our management and harm our business. In addition, we have incurred, and expect to incur legal expenses arising from these matters, which may be significant, including the advancement of legal expenses to our directors and officers. We have certain indemnification obligations to our directors and officers, and the outcome of derivative or any other litigation may require that we indemnify some or all of our directors and officers for expenses they may incur in defending the litigation and other losses.
We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial position or results of operations.
Off-Balance Sheet Arrangements
Our only significant off-balance sheet commitments relate to operating lease obligations. We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K. Future annual minimum rental lease payments are detailed in Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended November 30, 2006.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We will adopt FIN 48 on December 1, 2007. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating whether adoption of SFAS 157 will have an impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year end that begins after November 15, 2007. SFAS 159 also allows an entity to early adopt the statement as of the beginning of an entity’s fiscal year that begins after the issuance of SFAS 159, provided that the entity also adopts the requirement of SFAS No. 157. We are currently evaluating whether adoption of SFAS 159 will have an impact on our consolidated financial statements.

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
We enter into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. We have not entered into foreign exchange option and forward contracts for speculative or trading purposes. We recognize market value increases and decreases on the foreign exchange option and forward contracts in income each period. We operate in certain countries where there are limited forward currency exchange markets and thus we have unhedged transaction exposures in these currencies. There were approximately $111.1 million of outstanding foreign exchange option contracts at February 28, 2007. Major U.S. multinational banks are counterparties to the option contracts. We also hedge net intercompany balances. We generally do not hedge the net assets of our international subsidiaries. The foreign exchange exposure from a 10% movement of currency exchange rates would have a material impact on our revenue and net income. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 6% and our net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.
The table below details outstanding forward contracts, which mature in ninety days or less, at February 28, 2007 where the notional amount is determined using contract exchange rates:
(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$3,811	1.26
Brazilian real	$1, 867	—	2.14
Euro	—	34,656	0.75
Japanese yen	3,895	—	118.09
South African rand	193	—	7.26
U.K. pound	—	25,518	0.51

	$5,955	$63,985

*	expressed as local currency unit per U.S. dollar
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

(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 23, 2006, we received written notice that the Enforcement Staff in the Boston, Massachusetts office of the SEC had begun an informal inquiry into our option-granting practices during the period December 1, 1995 through November 30, 2002. On December 19, 2006, the SEC informed us that it had issued a formal order of investigation into our option-granting practices during the period December 1, 1995 through the present. We are unable to predict with certainty what consequences may arise from the SEC investigation. We have already incurred, and expect to continue to incur, significant legal expenses arising from the investigation. The investigation could also divert the attention of our management and harm our business. If the SEC institutes legal action, we could face significant fines and penalties and be required to take remedial actions determined by the SEC or a court. Although we have filed certain restated financial statements that we believe correct the accounting errors arising from our past option-granting practices, the filing of those financial statements did not resolve the pending SEC inquiry. The SEC has not indicated to us whether it has reviewed our restated financial statements, and any SEC review could lead to further restatements or other modifications of our financial statements.
On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al, Civ. Act. No. 06-CA-11459 RCL was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We are also named as a nominal defendant. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint seeks monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. On January 23, 2007, we moved to dismiss the Arkansas Teacher Retirement System complaint on the grounds that the Plaintiff failed to make a proper pre-filing demand upon our Board of Directors. This motion is pending.
On January 16, 2007, another party identifying itself as one of our shareholders purporting to act on our behalf filed a derivative complaint styled Acuna, Derivatively on Behalf of Progress Software Corporation v. Joseph Alsop et al., Civ. Act. No. 07-0157 against our directors and certain of our present and former officers in Massachusetts Superior Court. We are named as a nominal defendant in this action as well. The complaint alleges breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint seeks monetary damages and disgorgement, among other forms of relief. A Special Litigation Committee formed by our board of directors to investigate and determine the Company’s response to the complaint has moved to stay the action, while the investigation is ongoing.
Further, on March 28, 2007, an additional party identifying itself as one of our shareholders purporting to act on our behalf filed a derivative complaint styled White, Derivatively on Behalf Of Nominal Defendant Progress v. Progress Software Corporation et al., Civ 07-01172. This complaint involves substantially the same defendants, allegations and demands for relief as the Acuna complaint described above.
The ultimate outcome of any of these matters could have a material adverse effect on our results of operations. These matters could divert the attention of our management and harm our business. In addition, we have incurred, and expect to incur legal expenses arising from these matters, which may be significant, including the advancement of legal expenses to our directors and officers. We have certain indemnification obligations to our directors and officers, and the outcome of derivative or any other litigation may require that we indemnify some or all of our directors and officers for expenses they may incur in defending the litigation and other losses.
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
We face risks related to the restatement of our financial statements and the pending SEC inquiry regarding our past practices with respect to stock options. On June 23, 2006, we received written notice that the Enforcement Staff in the Boston, Massachusetts office of the SEC had begun an informal inquiry into our option-granting practices during the period December 1, 1995 through November 30, 2002. On December 19, 2006, the SEC informed us that it had issued a formal order of investigation into our option-granting practices during the period December 1, 1995 through the present. We are unable to predict with certainty what consequences may arise from the SEC investigation. We have already incurred, and expect to continue to incur, significant legal expenses arising from the investigation. The investigation could also divert the attention of our management and harm our business. If the SEC institutes legal action, we could face significant fines and penalties and be required to take remedial actions determined by the SEC or a court. Although we have filed certain restated financial statements that we believe correct the accounting errors arising from our past option-granting practices, the filing of those financial statements did not resolve the pending SEC inquiry. The SEC has not indicated to us whether it has reviewed our restated financial statements, and any SEC review could lead to further restatements or other modifications of our financial statements.
We face litigation risks relating to our past practices with respect to stock options that could have a material adverse effect on our business. On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al, Civ. Act. No. 06-CA-11459 RCL was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We are also named as a nominal defendant. The complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint seeks monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. On January 23, 2007, we moved to dismiss the Arkansas Teacher Retirement System complaint on the grounds that the Plaintiff failed to make a proper pre-filing demand upon our Board of Directors. This motion is pending.
On January 16, 2007, another party identifying itself as one of our shareholders purporting to act on our behalf filed a derivative complaint styled Acuna, Derivatively on Behalf of Progress Software Corporation v. Joseph Alsop et al., Civ. Act. No. 07-0157 against our directors and certain of our present and former officers in Massachusetts Superior Court. We are named as a nominal defendant in this action as well. The complaint alleges breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint seeks monetary damages and disgorgement, among other forms of relief. A Special Litigation Committee formed by our board of directors to investigate and determine the Company’s response to the complaint has moved to stay the action, while the investigation is ongoing.
Further, on March 28, 2007, an additional party identifying itself as one of our shareholders purporting to act on our behalf filed a derivative complaint styled White, Derivatively on Behalf Of Nominal Defendant Progress v. Progress Software Corporation et al., Civ 07-01172. This complaint involves substantially the same defendants, allegations and demands for relief as the Acuna complaint described above.
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
We amended our Annual Report on Form 10-K for the year ended November 30, 2005 and included in that filing, among other things, restated financial statements for the years ended November 30, 2005, 2004 and 2003 and restated selected financial data for each of the five years in the period November 30, 2005. We similarly restated our quarterly reports on Form 10-Q for 2005 and the three months ended February 28, 2006 to restate the financial statements in that filing. These restatements may lead to new litigation, may strengthen and expand the claims in the pending litigation, and may increase the cost of defending or resolving the current litigation.
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
The market for enterprise integration and messaging products and services is rapidly evolving and highly competitive, and failure of our SonicESB and other enterprise infrastructure products to achieve and maintain market acceptance could harm our business. We are currently developing and enhancing the Sonic product set and other related new products and services. The market for enterprise application integration, Web services, messaging products and other Internet business-to-business products is highly competitive. Many potential customers have made significant investments in proprietary or internally developed systems and would incur significant costs in switching to the Sonic product set or other third-party products. Global e-commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. If our Sonic products are not successful in penetrating these evolving markets, our results of operations will be adversely affected.
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
(c) Stock Repurchases
(In thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased (1)	Per Share	Or Programs	Programs (2)

Dec. 1, 2006 – Dec. 31, 2006	20	$28.13	20	9,980
Jan. 1, 2007 – Jan. 31, 2007	606	$27.59	606	9,374
Feb. 1, 2007 – Feb. 28, 2007	69	$28.33	69	9,305

Total	695	$27.68	695	9,305

(1)	All shares were purchased in open market transactions.

(2)	In September 2006, the Board of Directors authorized, for the period from October 1, 2006 through September 30, 2007, the purchase of up to 10,000,000 shares of our common stock.
Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1	Employee Retention and Motivation Agreement, amended and restated as of March 22, 2007, executed by Norman R. Robertson

10.2	Employee Retention and Motivation Agreement, amended and restated as of March 22, 2007, executed by James D. Freedman

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Joseph W. Alsop

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: April 9, 2007	/s/ Joseph W. Alsop
Joseph W. Alsop
Chief Executive Officer (Principal Executive Officer)

Dated: April 9, 2007	/s/ Norman R. Robertson
Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: April 9, 2007	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)