Form 10-Q
period 2007-05-31
PROGRESS SOFTWARE CORP /MA
filed 2007-07-10
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2007
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
Yes ☐    No ☑
As of June 29, 2007, there were 41,654,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MAY 31, 2007
INDEX

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of May 31, 2007 and November 30, 2006	3
	Condensed Consolidated Statements of Operations for the three months and six months ended May 31, 2007 and 2006	4
	Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 6.	Exhibits	25

	Signatures	26
EX-10.3 Exployee Retention and Motivatiion Agreement, dated April 27, 2007
EX-10.4 Progress Software Corporate Executive Bonus Plan
EX-10.5 Progress Software Corp. 2007 Fiscal Year Director Compensation Program
EX-10.6 Deferred Stock Unit Agreement
EX-10.7 Non-Qualified Stock Option Agreement (Initial Grant))
EX-10.8 Non-Qualified Stock Option Agreement (Annual Grant)
EX-10.9 Cancellation of Stock Option Roger J. Heinen
EX-10.10 Cancellation of Stock Option, Scott A. McGregor
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO & CFO

PART 1. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)

(In thousands)
	May 31,	November 30,
	2007	2006

Assets
Current assets:
Cash and equivalents	$48,407	$46,449
Short-term investments	222,370	194,866

Total cash and short-term investments	270,777	241,315
Accounts receivable, net	84,415	82,762
Other current assets	20,107	17,943
Deferred income taxes	19,780	18,119

Total current assets	395,079	360,139

Property and equipment, net	60,239	57,585
Acquired intangible assets, net	66,230	75,069
Goodwill	157,632	157,858
Deferred income taxes	13,509	14,153
Other assets	5,056	5,435

Total	$697,745	$670,239

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$292	$281
Accounts payable	12,332	15,034
Accrued compensation and related taxes	37,277	48,398
Income taxes payable	7,467	6,316
Other accrued liabilities	22,229	23,166
Short-term deferred revenue	133,237	120,974

Total current liabilities	212,834	214,169

Long-term debt, less current portion	1,508	1,657

Long-term deferred revenue	8,565	6,355

Other non-current liabilities	3,714	3,494

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 41,479 shares in 2007 and 41,177 shares in 2006	213,631	197,748
Retained earnings, including accumulated other comprehensive gains of $2,290 in 2007 and $1,106 in 2006	257,493	246,816

Total shareholders’ equity	471,124	444,564

Total	$697,745	$670,239

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)
	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006

Revenue:
Software licenses	$44,555	$41,357	$89,284	$84,137
Maintenance and services	75,087	68,229	145,587	129,370

Total revenue	119,642	109,586	234,871	213,507

Costs of revenue:
Cost of software licenses	1,880	1,817	3,552	4,027
Cost of maintenance and services	16,871	15,125	33,133	29,356
Amortization of acquired intangibles for purchased technology	2,493	1,993	4,984	3,517

Total costs of revenue	21,244	18,935	41,669	36,900

Gross profit	98,398	90,651	193,202	176,607

Operating expenses:
Sales and marketing	45,745	44,983	90,390	87,627
Product development	20,389	19,346	41,184	38,273
General and administrative	19,029	13,034	34,060	26,232
Amortization of other acquired intangibles	1,946	1,984	3,926	3,367
Acquisition-related expenses	—	297	—	1,831

Total operating expenses	87,109	79,644	169,560	157,330

Income from operations	11,289	11,007	23,642	19,277

Other income (expense):
Interest income and other	2,331	1,711	4,249	3,506
Foreign currency loss	(710)	(1,193)	(1,538)	(2,291)

Total other income, net	1,621	518	2,711	1,215

Income before provision for income taxes	12,910	11,525	26,353	20,492
Provision for income taxes	4,519	3,807	9,224	6,865

Net income	$8,391	$7,718	$17,129	$13,627

Earnings per share:
Basic	$0.20	$0.19	$0.42	$0.33
Diluted	$0.19	$0.18	$0.39	$0.31

Weighted average shares outstanding:
Basic	41,178	41,062	41,123	40,781
Diluted	43,636	43,473	43,537	43,265

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)
	Six Months Ended May 31,
	2007	2006

Cash flows from operating activities:
Net income	$17,129	$13,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,849	4,313
Write-down for asset impairment	2,388	—
Amortization of capitalized software costs	87	87
Amortization of acquired intangible assets	8,910	6,884
Stock-based compensation	12,408	11,767
Deferred income taxes	(1,477)	(2,239)
Tax benefit from stock options	230	974
In-process research and development	—	900
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(925)	3,139
Other current assets	(879)	(2,538)
Accounts payable and accrued expenses	(17,927)	(22,400)
Income taxes payable	1,178	4,549
Deferred revenue	13,047	13,523

Net cash provided by operating activities	39,018	32,586

Cash flows from investing activities:
Purchases of investments available for sale	(108,061)	(172,463)
Sales and maturities of investments available for sale	80,557	220,429
Purchases of property and equipment	(9,622)	(9,161)
Acquisitions, net of cash acquired	—	(66,438)
Decrease (increase) in other non-current assets	(827)	205

Net cash used for investing activities	(37,953)	(27,428)

Cash flows from financing activities:
Issuance of common stock	17,359	10,158
Excess tax benefit from stock options	1,039	843
Payment of long-term debt	(138)	(127)
Repurchase of common stock	(19,529)	(12,678)

Net cash used for financing activities	(1,269)	(1,804)

Effect of exchange rate changes on cash	2,162	4,857

Net increase in cash and equivalents	1,958	8,211
Cash and equivalents, beginning of period	46,449	40,398

Cash and equivalents, end of period	$48,407	$48,609

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1: Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006.
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
Note 3: Earnings Per Share
We calculate basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share on the basis of the weighted average number of common shares outstanding plus the effects of outstanding stock options using the treasury stock method. The following table provides the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)
	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006

Net income	$8,391	$7,718	$17,129	$13,627

Weighted average shares outstanding	41,178	41,062	41,123	40,781
Dilutive impact from outstanding stock Options	2,458	2,411	2,414	2,484

Diluted weighted average shares outstanding	43,636	43,473	43,537	43,265

Earnings per share:
Basic	$0.20	$0.19	$0.42	$0.33
Diluted	$0.19	$0.18	$0.39	$0.31

Stock options to purchase approximately 2,156,000 shares and 1,997,000 shares of common stock were excluded from the calculation of diluted earnings per share in the second quarter of fiscal years 2007 and 2006, respectively, because these options were anti-dilutive. Stock options to purchase approximately 2,561,000 shares and 1,833,000 shares of common stock were excluded from the calculation of diluted earnings per share in the first six months of fiscal years 2007 and 2006, respectively, because these options were anti-dilutive.
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

SFAS 123R requires the cash flows resulting from excess tax benefits related to stock compensation to be classified as cash flows from financing activities when realized. In the first six months of fiscal 2007, the excess tax benefit from the exercise of stock options was $1.0 million, which was classified as cash flows from financing activities compared to $0.8 million in the first six months of fiscal 2006.
The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations:

(In thousands)
	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006

Cost of software licenses	$44	$37	$74	$77
Cost of maintenance and services	515	427	862	877
Sales and marketing	2,702	2,161	4,498	4,385
Product development	1,731	1,335	2,850	2,689
General and administrative	2,539	1,864	4,124	3,739

Total stock-based compensation expense	$7,531	$5,824	$12,408	$11,767

On April 12, 2007, we completed a tender offer to amend stock options issued in previous years for which it was determined that the exercise price was less than the fair value on the revised date of grant, in order to mitigate the unfavorable personal tax consequences under Section 409A. The impact of the amendment of such options resulted in a stock option modification under SFAS 123R. The terms of such offer require us to make cash payments to option holders in an amount equal to the difference between the exercise price of the original option and the amended price of the new option. We recorded a liability of approximately $2.5 million in the second quarter for the present value of the fully vested cash payments to be paid in January 2008, of which $0.5 million was recorded as stock-based compensation expense and $2.0 million was recorded as a reduction in additional paid in capital. The stock-based compensation expense amount represents the incremental fair value of the new options, and was recognized in the second quarter due to the fact that the future cash payments were fully vested as of the conclusion of the tender offer. Also, as a result of the modification and subsequent remeasurement of the options included in the tender offer, we accelerated the recognition of $0.4 million of unamortized stock-based compensation associated with the partial settlement of the unvested portion of the original award.
We also entered into option amendment agreements with a limited number of individuals for whom the deadline for such an amendment was December 31, 2006. These agreements contained similar terms to the tender offer except that the cash payment associated with unvested shares as of the date of the agreements require the individuals to be employed by us on the payment dates. In the first quarter of fiscal year 2007, we accounted for the impact of these option amendment agreements as a stock option modification under SFAS 123R. We recorded a liability of approximately $0.7 million in the first quarter for the present value of the expected cash payments, which will be paid in up to five payments depending on the vest schedules of each individual through October 2009. Approximately $0.2 million of this liability represents the incremental fair value of the new options, and will be recorded as stock-based compensation expense over the remaining vest period and $0.5 million was recorded as a reduction in additional paid in capital.
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

Note 6: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis:

(In thousands)
	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006

Net income, as reported	$8,391	$7,718	$17,129	$13,627
Foreign currency translation adjustments, net of tax	1,386	1,343	1,218	1,703
Unrealized gains (losses) on investments, net of tax	(17)	22	(34)	49

Total comprehensive income	$9,760	$9,083	$18,313	$15,379

Note 7: Shareholders’ Equity
Common Stock Repurchases
In September 2006, the Board of Directors authorized, for the period from October 1, 2006 through September 30, 2007, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash. Approximately 9.3 million shares were available for repurchase under this repurchase authorization. We purchased and retired approximately 705,000 shares of our common stock for $19.5 million in the first six months of fiscal 2007 as compared to approximately 470,000 shares of our common stock for $12.7 million in the first six months of fiscal 2006.
Note 8: Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. For purposes of the annual impairment test, we assigned goodwill of $11.7 million to the operating divisions comprising the OpenEdge operating segment, $56.9 million to the operating divisions comprising the Enterprise Infrastructure reporting segment and $89.0 million to the reporting unit comprising the DataDirect reporting segment.
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
At the end of fiscal 2006, we changed the composition of our reporting segments from previous disclosures. We have restated our fiscal 2006 segment disclosure to conform to the current presentation.
The following table provides revenue and income from operations from our reportable segments on an interim basis:

(In thousands)
	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006

Revenue:
OpenEdge segment	$89,851	$82,653	$177,105	$162,642
Enterprise Infrastructure segment	14,895	14,313	28,430	28,160
DataDirect segment	16,892	14,280	33,197	26,185
Reconciling items	(1,996)	(1,660)	(3,861)	(3,480)

Total	$119,642	$109,586	$234,871	$213,507

Income (loss) from operations:
OpenEdge segment	$32,725	$30,515	$63,970	$58,210
Enterprise Infrastructure segment	(6,026)	(8,326)	(12,654)	(15,131)
DataDirect segment	2,084	(899)	3,539	(116)
Reconciling items	(17,494)	(10,283)	(31,214)	(23,686)

Total	$11,289	$11,007	$23,641	$19,277

The reconciling items within revenue primarily represent intersegment sales, which are accounted for as if sold under an equivalent arms-length basis arrangement. Amounts included under reconciling items within income from operations represent expenses which are not charged to segments for internal reporting and include amortization of acquired intangibles, stock-based compensation, acquisition-related expenses and certain unallocated administrative expenses.
Total revenue by significant product line, regardless of which segment generated the revenue, is as follows:

(In thousands)
	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006

DataDirect	$16,892	$14,280	$33,197	$26,185
Enterprise Infrastructure	20,894	16,146	38,016	32,202
Progress OpenEdge and other	81,856	79,160	163,658	155,120

Total revenue	$119,642	$109,586	$234,871	$213,507

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
On January 16, 2007, another party identifying itself as one of our shareholders purporting to act on our behalf filed a derivative complaint styled Acuna, Derivatively on Behalf of Progress Software Corporation v. Joseph Alsop et al., Civ. Act. No. 07-0157 against our directors and certain of our present and former officers in Massachusetts Superior Court. We are named as a nominal defendant in this action as well. The complaint alleges breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint seeks monetary damages and disgorgement, among other forms of relief. A Special Litigation Committee formed by our board of directors to investigate and determine the Company’s response to the complaint.
Further, on March 28, 2007, an additional party identifying itself as one of our shareholders purporting to act on our behalf filed a derivative complaint styled White, Derivatively on Behalf Of Nominal Defendant Progress v. Progress Software Corporation et al., Civ 07-01172, in Massachusetts Superior Court. This complaint involves substantially the same defendants, allegations and demands for relief as the Acuna complaint described above. On June 26, 2007, the White and Acuna cases were consolidated. The consolidated case has been stayed while the Special Litigation Committee’s investigation is ongoing.
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
We derive a significant portion of our revenue from international operations. In the first half of fiscal 2006, the strengthening of the U.S. dollar against most major currencies, primarily the euro and the British pound, negatively affected the translation of our results into U.S. dollars. In the second half of fiscal 2006 and the first half of fiscal 2007, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the translation of our results into U.S. dollars.
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

Goodwill and Intangible Assets — We had goodwill and net intangible assets of approximately $224 million at May 31, 2007. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize cash flow models to determine the fair value of our reporting units. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting — We had a net deferred tax asset of approximately $30 million at May 31, 2007. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made. On a quarterly basis we provide for income taxes based on the estimated effective tax rate for the full fiscal year.
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

Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change
	Three Months Ended		Six Months Ended		Three	Six
	May 31,	May 31,	May 31,	May 31,	Month	Month
	2007	2006	2007	2006	Period	Period

Revenue:
Software licenses	37%	38%	38%	39%	8%	6%
Maintenance and services	63	62	62	61	10	13

Total revenue	100	100	100	100	9	10

Costs of revenue:
Cost of software licenses	2	1	2	2	3	(12)
Cost of maintenance and services	14	14	14	14	12	13
Amortization of acquired intangibles for purchased technology	2	2	2	1	25	42

Total costs of revenue	18	17	18	17	12	13

Gross profit	82	83	82	83	9	9

Operating expenses:
Sales and marketing	38	41	38	41	2	3
Product development	17	18	18	18	5	8
General and administrative	16	12	14	12	46	30
Amortization of other acquired intangibles	2	2	2	2	(2)	17
Acquisition-related expenses, net	0	0	0	1	(100)	(100)

Total operating expenses	73	73	72	74	9	8

Income from operations	9	10	10	9	3	23
Other income	2	1	1	1	213	123

Income before provision for taxes	11	11	11	10	12	29
Provision for income taxes	4	4	4	3	19	34

Net income	7%	7%	7%	7%	9%	26%

Revenue. Our total revenue increased 9% from $109.6 million in the second quarter of fiscal 2006 to $119.6 million in the second quarter of fiscal 2007. Total revenue would have increased by 5% if exchange rates had been constant in the second quarter of fiscal 2007 as compared to exchange rates in effect in the second quarter of fiscal 2006. Total revenue increased 10% from $213.5 million in the first six months of fiscal 2006 to $234.9 million in the first six months of fiscal 2007. Total revenue would have increased by 5% if exchange rates had been constant in the first six months of fiscal 2007 as compared to exchange rates in effect in the first six months of fiscal 2007. In addition to the positive effect of changes in exchange rates, each of our major product lines experienced growth in the first six months of fiscal 2007.
Revenue from our Progress OpenEdge product line increased from $79.2 million in the second quarter of fiscal 2006 to $81.9 million in the second quarter of fiscal 2007 and increased from $155.1 million in the first six months of fiscal 2006 to $163.7 million in the first six months of fiscal 2007. Revenue derived from our Enterprise Infrastructure product lines increased 29% from $16.1 million in the second quarter of fiscal 2006 to $20.9 million in the second quarter of fiscal 2007 and increased 18% from $32.2 million in the first six months of fiscal 2006 to $38.0 million in the first six months of fiscal 2007. Revenue from our DataDirect product line increased 18% from $14.3 million in the second quarter of fiscal 2006 to $16.9 million in the second quarter of fiscal 2007 and increased 27% from $26.2 million in the first six months of fiscal 2006 to $33.2 million in the first six months of fiscal 2007.

Software license revenue increased 8% from $41.4 million in the second quarter of fiscal 2006 to $44.6 million in the second quarter of fiscal 2007. Software license revenue would have increased by 4% if exchange rates had been constant in the second quarter of fiscal 2007 as compared to exchange rates in effect in the second quarter of fiscal 2006. Software license revenue increased 6% from $84.1 million in the first six months of fiscal 2006 to $89.3 million in the first six months of fiscal 2007. Software license revenue would have increased by 2% if exchange rates had been constant in the first six months of fiscal 2007 as compared to exchange rates in effect in the first six months of fiscal 2006. The increase in software license revenue in the six month period was primarily due to growth from the DataDirect and the Enterprise Infrastructure product lines. These product lines accounted for 46% of software license revenue in the second quarter of fiscal 2007 as compared to 39% in fiscal 2006. Software license revenue from the Progress OpenEdge product set increased year over year, primarily within the development products.
Maintenance and services revenue increased 10% from $68.2 million in the second quarter of fiscal 2006 to $75.1 million in the second quarter of fiscal 2007. Maintenance and services revenue would have increased by 5% if exchange rates had been constant in the second quarter of fiscal 2007 as compared to exchange rates in effect in the second quarter of fiscal 2006. Maintenance and services revenue increased 13% from $129.4 million in the first six months of fiscal 2006 to $145.6 million in the first six months of fiscal 2007. Maintenance and services revenue would have increased by 7% if exchange rates had been constant in the first six months of fiscal 2007 as compared to exchange rates in effect in the first six months of fiscal 2006. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of an increase in professional services revenue, growth in our installed customer base and renewal of maintenance agreements.
Total revenue generated in markets outside North America increased 14% from $59.6 million in the second quarter of fiscal 2006 to $68.0 million in the second quarter of fiscal 2007 and represented 54% of total revenue in the second quarter of fiscal 2006 and 57% of total revenue in the second quarter of fiscal 2007. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, each increased in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006. Total revenue generated in markets outside North America would have represented 55% of total revenue if exchange rates had been constant in the second quarter of fiscal 2007 as compared to the exchange rates in effect in the second quarter of fiscal 2006.
Total revenue generated in markets outside North America increased 14% from $117.1 million in the first six months of fiscal 2006 to $133.1 million in the first six months of fiscal 2007 and represented 55% of total revenue in the first six months of fiscal 2006 and 57% of total revenue in the first six months of fiscal 2007. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, each increased in fiscal 2007 as compared to fiscal 2006. Total revenue generated in markets outside North America would have represented 55% of total revenue if exchange rates had been constant in the first six months of fiscal 2007 as compared to the exchange rates in effect in the first six months of fiscal 2006.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of product media, documentation, duplication, packaging, electronic software distribution, royalties and amortization of capitalized software costs. Cost of software licenses increased 3% from $1.8 million in the second quarter of fiscal 2006 to $1.9 million in the second quarter of fiscal 2007, and remained the same as a percentage of software license revenue at 4%. The dollar increase for the second quarter was primarily due to a slight increase in royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses decreased 12% from $4.0 million in the first six months of fiscal 2006 to $3.6 million in the first six months of fiscal 2007, and decreased as a percentage of software licenses revenue from 5% in the first six months of fiscal 2006 to 4% in the first six months of fiscal 2007. The dollar decrease in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 was primarily due to a decrease in royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 12% from $15.1 million in the second quarter of fiscal 2006 to $16.9 million in the second quarter of fiscal 2007, and remained the same as a percentage of maintenance and services revenue at 22%. Cost of maintenance and services increased 13% from $29.4 million in the first six months of fiscal 2006 to $33.1 million in the first six months of fiscal 2007, and remained the same as a percentage of maintenance and services revenue at 23%. The total dollar amount in the second quarter of fiscal 2007 and in the first six months of fiscal 2007 increased primarily due to higher usage of third-party contractors for service engagements. Our technical support, education and consulting headcount decreased by 3% from the end of the second quarter of fiscal 2006 to the end of the second quarter of fiscal 2007.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased from $2.0 million in the second quarter of fiscal 2006 to $2.5 million in the second quarter of fiscal 2007. Amortization of acquired intangibles for purchased technology increased from $3.5 million in the first six months of fiscal 2006 to $5.0 million in the first six months of fiscal 2007. The increase was due to a full six months of amortization expense associated with the acquisitions of NEON, Actional, Pantero and OpenAccess in fiscal 2006.
Gross Profit. Our gross profit increased 9% from $90.7 million in the second quarter of fiscal 2006 to $98.4 million in the second quarter of fiscal 2007. Our gross profit percentage of total revenue decreased from 83% in the second quarter of fiscal 2006 to 82% in the second quarter of fiscal 2007. Our gross profit increased 9% from $176.6 million in the first six months of fiscal 2006 to $193.2 million in the first six months of fiscal 2007. Our gross profit percentage of total revenue decreased from 83% in the first six months of fiscal 2006 to 82% in the first six months of fiscal 2007. The slight decrease in our gross profit percentage was due to professional services, the lowest margin revenue component, growing at the highest rate of our revenue components.
Sales and Marketing. Sales and marketing expenses increased 2% from $45.0 million in the second quarter of fiscal 2006 to $45.7 million in the second quarter of fiscal 2007, and decreased as a percentage of total revenue from 41% to 38%. Sales and marketing expenses increased 3% from $87.6 million in the first six months of fiscal 2006 to $90.4 million in the first six months of fiscal 2007, and decreased as a percentage of total revenue from 41% to 38%. The increase in sales and marketing expenses was due to higher average selling costs, partially offset by a decrease in marketing program expenses. Our sales support and marketing headcount remained relatively flat from the end of the second quarter of fiscal 2006 to the end of the second quarter of fiscal 2007.
Product Development. Product development expenses increased 5% from $19.3 million in the second quarter of fiscal 2006 to $20.4 million in the second quarter of fiscal 2007, and decreased as a percentage of revenue from 18% to 17%. Product development expenses increased 8% from $38.3 million in the first six months of fiscal 2006 to $41.2 million in the first six months of fiscal 2007, and remained the same as a percentage of revenue at 18%. The dollar increase in the first six months of fiscal 2007 as compared to the first six months of fiscal 2006 was primarily due to expenses related to the development teams associated with the acquisitions of NEON and Actional, which occurred at the end of the first quarter of fiscal 2006. Our product development headcount increased 2% from the end of the second quarter of fiscal 2006 to the end of the second quarter of fiscal 2007.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 46% from $13.0 million in the second quarter of fiscal 2006 to $19.0 million in the second quarter of fiscal 2007, and increased as a percentage of revenue from 12% to 16%. General and administrative expenses increased 30% from $26.2 million in the first six months of fiscal 2006 to $34.1 million in the first six months of fiscal 2007, and increased as a percentage of revenue from 12% to 14%. The dollar increase was primarily due to a write-down associated with a portion of the implementation of a new ERP system of $2.4 million in the second quarter of fiscal 2007, payments made to compensation committee members for cancelled options of $1.3 million, and professional services fees associated with the investigation and shareholder derivative lawsuits related to our historical stock option grant practices of $0.8 million in the second quarter of fiscal 2007 and $2.4 million in the first six months of fiscal 2007. The write-down was necessitated by the conclusion that it was not advisable to proceed further with the implementation of the third-party application. Our administrative headcount decreased 6% from the end of the second quarter of fiscal 2006 to the end of the second quarter of fiscal 2007.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles decreased slightly from $2.0 million in the second quarter of fiscal 2006 to $1.9 million in the second quarter of fiscal 2007. Amortization of other acquired intangibles increased from $3.4 million in the first six months of fiscal 2006 to $3.9 million in the first six months of fiscal 2007. The increase was due to amortization expense associated with the acquisitions of NEON and Actional in the first quarter of fiscal 2006.
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
Income From Operations. Income from operations increased 3% from $11.0 million in the second quarter of fiscal 2006 to $11.3 million in the second quarter of fiscal 2007 and decreased as a percentage of total revenue from 10% in the second quarter of fiscal 2006 to 9% in the second quarter of fiscal 2007. Income from operations increased 23% from $19.3 million in the first six months of fiscal 2006 to $23.6 million in the first six months of fiscal 2007 and increased as a percentage of total revenue from 9% in the first six months of fiscal 2006 to 10% in the first six months of fiscal 2007.
Income from operations increased from $30.5 million in the second quarter of fiscal 2006 to $32.7 million in the second quarter of fiscal 2007 in our OpenEdge segment, which primarily includes OED and the EasyAsk Division. Income from operations in the same segment increased from $58.2 million in the first six months of fiscal 2006 to $64.0 million in the first six months of fiscal 2007. Losses from operations decreased from $8.3 million in the second quarter of fiscal 2006 to $6.0 million in the second quarter of fiscal 2007 in our Enterprise Infrastructure segment. Losses from operations in the same segment decreased from $15.1 million in the first six months of fiscal 2006 to $12.7 million in the first six months of fiscal 2007. Income from operations increased from a loss of $0.9 million in the second quarter of fiscal 2006 to income of $2.1 million in the second quarter of fiscal 2007 in our DataDirect segment. Income from operations in the same segment increased from a loss of $0.1 million in the first six months of fiscal 2006 to income of $3.5 million in the first six months of fiscal 2007. See Note 9 to the accompanying condensed consolidated financial statements for a reconciliation of income from operations for each segment to consolidated income from operations.
Other Income. Other income increased 213% from $0.5 million in the second quarter of fiscal 2006 to $1.6 million in the second quarter of fiscal 2007. Other income increased 123% from $1.2 million in the first six months of fiscal 2006 to $2.7 million in the first six months of fiscal 2007. The increase in each period was primarily due to an increase in interest income, resulting from slightly higher interest rates and higher average cash and short-term investment balances, and lower foreign exchange losses.
Provision for Income Taxes. Our effective tax rate was 35% in the first six months of fiscal 2007 as compared to 34% in the first six months of fiscal 2006. The increase in our effective tax rate was due to the loss of the ETI benefit, which was phased out as of December 31, 2006 (approximately 3%), partially offset by research and development credits. We estimate that our effective tax rate will be approximately 35% for all of fiscal 2007.
Liquidity and Capital Resources
At the end of the second quarter of fiscal 2007, our cash and short-term investments totaled $270.8 million. The increase of $29.5 million since the end of fiscal 2006 resulted primarily from cash generated from operations, partially offset by capital expenditures.
We generated $39.0 million in cash from operations in the first six months of fiscal 2007 as compared to $32.6 million in the first six months of fiscal 2006. The increase in cash generated from operations in the second quarter of fiscal 2007 over the second quarter of fiscal 2006 was primarily due to increased profitability and a lower reduction from working capital uses.
A summary of our cash flows from operations for the first six months of fiscal years 2007 and 2006 is as follows:

(In thousands)	Six Months Ended May 31,
	2007	2006

Net income	$17,129	$13,627
Depreciation, amortization and other noncash charges	28,642	23,951
Tax benefit from stock plans	230	974
Changes in operating assets and liabilities	(6,983)	(5,966)

Total	$39,018	$32,586

Accounts receivable increased by $1.7 million from the end of fiscal 2006. Accounts receivable days sales outstanding, or DSO, increased by 3 days to 64 days at the end of the second quarter of fiscal 2007 as compared to 61 days at the end of fiscal 2006 and increased by 5 days from 59 days at the end of the second quarter of fiscal 2006. We target a DSO range of 60 to 80 days.
We purchased property and equipment totaling $9.6 million in the first six months of fiscal 2007 as compared to $9.2 million in the first six months of fiscal 2006. The purchases consisted primarily of computer equipment and software and building and leasehold improvements. The increase primarily related to costs associated with our ongoing ERP implementation.
In September 2006, our Board of Directors authorized, for the period from October 1, 2006 through September 30, 2007, the purchase of up to 10,000,000 shares of our common stock, at such times that we deem such purchases to be an effective use of cash. We purchased and retired approximately 705,000 shares of our common stock for $19.5 million in the first six months of fiscal 2007 as compared to approximately 470,000 shares of our common stock for $12.7 million in the first six months of fiscal 2006.
We received $17.4 million in the first six months of fiscal 2007 from the exercise of stock options and the issuance of shares under our Employee Stock Purchase Plan as compared to $10.2 million in the first six months of fiscal 2006.
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, lease commitments, debt payments, potential cash acquisitions and other long-term obligations) through at least the next twelve months.
Revenue Backlog — Our aggregate revenue backlog at May 31, 2007 was approximately $167 million of which $142 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At May 31, 2007, the remaining amount of backlog of approximately $25 million was composed of multi-year licensing arrangements of approximately $21 million and open software license orders received but not shipped of approximately $4 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
Our aggregate revenue backlog at May 31, 2006 was approximately $154 million of which $131 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At May 31, 2006, the remaining amount of backlog of approximately $23 million was composed of multi-year licensing arrangements of approximately $17 million and open software license orders received but not shipped of approximately $6 million.
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
On January 16, 2007, another party identifying itself as one of our shareholders purporting to act on our behalf filed a derivative complaint styled Acuna, Derivatively on Behalf of Progress Software Corporation v. Joseph Alsop et al., Civ. Act. No. 07-0157 against our directors and certain of our present and former officers in Massachusetts Superior Court. We are named as a nominal defendant in this action as well. The complaint alleges breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint seeks monetary damages and disgorgement, among other forms of relief. A Special Litigation Committee formed by our board of directors to investigate and determine the Company’s response to the complaint.

Further, on March 28, 2007, an additional party identifying itself as one of our shareholders purporting to act on our behalf filed a derivative complaint styled White, Derivatively on Behalf Of Nominal Defendant Progress v. Progress Software Corporation et al., Civ 07-01172, in Massachusetts Superior Court. This complaint involves substantially the same defendants, allegations and demands for relief as the Acuna complaint described above. On June 26, 2007, the White and Acuna cases were consolidated. The consolidated case has been stayed while the Special Litigation Committee’s investigation is ongoing.
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
We enter into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. We have not entered into foreign exchange option and forward contracts for speculative or trading purposes. We recognize market value increases and decreases on the foreign exchange option and forward contracts in income each period. We operate in certain countries where there are limited forward currency exchange markets and thus we have unhedged transaction exposures in these currencies. There were approximately $111.1 million of outstanding foreign exchange option contracts at May 31, 2007. Major U.S. multinational banks are counterparties to the option contracts. We also hedge net intercompany balances. We generally do not hedge the net assets of our international subsidiaries. The foreign exchange exposure from a 10% movement of currency exchange rates would have a material impact on our revenue and net income. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 6% and our net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.
The table below details outstanding forward contracts, which mature in ninety days or less, at May 31, 2007 where the notional amount is determined using contract exchange rates:
(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$3,558	1.22
Brazilian real	$1, 022	—	1.96
Euro	—	37,053	0.74
Japanese yen	3,718	—	121.04
South African rand	432	—	7.18
U.K. pound	—	27,708	0.51

	$5,172	$68,319

*	expressed as local currency unit per U.S. dollar
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

(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On January 16, 2007, another party identifying itself as one of our shareholders purporting to act on our behalf filed a derivative complaint styled Acuna, Derivatively on Behalf of Progress Software Corporation v. Joseph Alsop et al., Civ. Act. No. 07-0157 against our directors and certain of our present and former officers in Massachusetts Superior Court. We are named as a nominal defendant in this action as well. The complaint alleges breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint seeks monetary damages and disgorgement, among other forms of relief. A Special Litigation Committee formed by our board of directors to investigate and determine the Company’s response to the complaint.
Further, on March 28, 2007, an additional party identifying itself as one of our shareholders purporting to act on our behalf filed a derivative complaint styled White, Derivatively on Behalf Of Nominal Defendant Progress v. Progress Software Corporation et al., Civ 07-01172, in Massachusetts Superior Court. This complaint involves substantially the same defendants, allegations and demands for relief as the Acuna complaint described above. On June 26, 2007, the White and Acuna cases were consolidated. The consolidated case has been stayed while the Special Litigation Committee’s investigation is ongoing.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part II, Item 1A (Risk Factors) in our Quarterly Report on Form 10Q for the period ending February 28, 2007. No material changes have occurred during the three months ended May 31, 2007 to the risk factors previously presented, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are not applicable.
(c) Stock Repurchases
(In thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased (1)	Per Share	Or Programs	Programs (2)

Mar. 1, 2007 – Mar. 31, 2007	10	$27.82	10	9,295
Apr. 1, 2007 – Apr. 30, 2007	—	—	—	9,295
May 1, 2007 – May 31, 2007	—	—	—	9,295

Total	10	$27.82	10	9,295

(1)	All shares were purchased in open market transactions.

(2)	In September 2006, the Board of Directors authorized, for the period from October 1, 2006 through September 30, 2007, the purchase of up to 10,000,000 shares of our common stock.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of our shareholders held on April 26, 2007, the shareholders voted on the items described below:
•	To fix the number of directors constituting the full board at six:

For	Against	Abstain

36,939,090	298,670	153,506
•	To elect the following six directors: Joseph W. Alsop, Barry N. Bycoff, Roger J. Heinen, Jr., Charles F. Kane, Michael L. Mark, and Scott A. McGregor:

Nominee	For	Withhold Authority

Joseph W. Alsop	33,011,789	4,379,477
Barry N. Bycoff	36,681,671	709,595
Roger J. Heinen, Jr.	31,258,289	6,132,977

Nominee	For	Withhold Authority

Charles F. Kane	34,745,236	2,646,030
Michael L. Mark	32,785,368	4,605,898
Scott A. McGregor	31,500,966	5,890,300
•	To act upon a proposal to amend the Company’s 1991 Employee Stock Purchase Plan, to increase the maximum number of shares that may be issued under such plan from 3,200,000 shares to 4,000,000 shares:

For	Against	Abstain	Broker Non-Vote

30,868,592	1,826,882	39,010	4,656,782
•	To act upon a proposal to amend and restate the Company’s 1997 Stock Incentive Plan:

For	Against	Abstain	Broker Non-Vote

29,337,120	3,354,272	43,092	4,656,782
•	To act upon a shareholder proposal related to the Company’s executive compensation plan:

For	Against	Abstain	Broker Non-Vote

14,686,920	17,975,685	71,879	4,656,782

Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Annex A to our Proxy Statement filed with the SEC on March 27, 2007)

10.2	Progress Software Corporation 1997 Stock Incentive Plan, as amended and restated (incorporated by reference to Annex B to our Proxy Statement filed with the SEC on March 27, 2007)

10.3	Employee Retention and Motivation Agreement, dated April 27, 2007, with Gordon Van Huizen

10.4	Progress Software Corporation Corporate Executive Bonus Plan

10.5	Progress Software Corporation 2007 Fiscal Year Director Compensation Program

10.6	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 1997 Stock Incentive Plan

10.7	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 1997 Stock Incentive Plan (Initial Grant)

10.8	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 1997 Stock Incentive Plan (Annual Grant)

10.9	Letter Agreement, dated March 29, 2007, executed by Roger J. Heinen, Jr. regarding Cancellation of Stock Options

10.10	Letter Agreement, dated March 23, 2007, executed by Scott A. McGregor regarding Cancellation of Stock Options

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Joseph W. Alsop

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: July 10, 2007	/s/ Joseph W. Alsop
Joseph W. Alsop
Chief Executive Officer (Principal Executive Officer)

Dated: July 10, 2007	/s/ Norman R. Robertson
Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: July 10, 2007	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)