Form 10-Q
period 2007-08-31
PROGRESS SOFTWARE CORP /MA
filed 2007-10-10
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2007
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
Yes ☐            No ☑
As of September 28, 2007, there were 42,076,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED AUGUST 31, 2007

PART 1. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	August 31,	November 30,
	2007	2006

Assets
Current assets:
Cash and equivalents	$50,486	$46,449
Short-term investments	256,485	194,866

Total cash and short-term investments	306,971	241,315
Accounts receivable, net	76,127	82,762
Other current assets	17,583	17,943
Deferred income taxes	16,437	18,119

Total current assets	417,118	360,139

Property and equipment, net	62,869	57,585
Acquired intangible assets, net	63,821	75,069
Goodwill	157,824	157,858
Deferred income taxes	13,462	14,153
Other assets	5,481	5,435

Total	$720,575	$670,239

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$299	$281
Accounts payable	9,396	15,034
Accrued compensation and related taxes	40,350	48,398
Income taxes payable	6,175	6,316
Other accrued liabilities	23,603	23,166
Short-term deferred revenue	129,659	120,974

Total current liabilities	209,482	214,169

Long-term debt, less current portion	1,431	1,657

Long-term deferred revenue	9,048	6,355

Other non-current liabilities	3,780	3,494

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 41,829 shares in 2007 and 41,177 shares in 2006	225,878	197,748
Retained earnings, including accumulated other comprehensive gains of $2,706 in 2007 and $1,106 in 2006	270,956	246,816

Total shareholders’ equity	496,834	444,564

Total	$720,575	$670,239

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Aug. 31, 2007	Aug. 31, 2006	Aug. 31, 2007	Aug. 31, 2006

Revenue:
Software licenses	$44,011	$42,296	$133,295	$126,433
Maintenance and services	77,793	69,066	223,380	198,436

Total revenue	121,804	111,362	356,675	324,869

Costs of revenue:
Cost of software licenses	2,109	2,034	5,661	6,061
Cost of maintenance and services	16,915	15,044	50,048	44,400
Amortization of acquired intangibles for purchased technology	2,496	2,255	7,480	5,772

Total costs of revenue	21,520	19,333	63,189	56,233

Gross profit	100,284	92,029	293,486	268,636

Operating expenses:
Sales and marketing	47,644	44,609	138,034	132,236
Product development	19,829	19,288	61,013	57,561
General and administrative	13,188	13,981	47,248	40,213
Amortization of other acquired intangibles	1,820	1,961	5,746	5,328
Acquisition-related expenses	—	3	—	1,834

Total operating expenses	82,481	79,842	252,041	237,172

Income from operations	17,803	12,187	41,445	31,464

Other income (expense):
Interest income and other	2,602	1,931	6,851	5,437
Foreign currency loss	(332)	(263)	(1,870)	(2,554)

Total other income, net	2,270	1,668	4,981	2,883

Income before provision for income taxes	20,073	13,855	46,426	34,347
Provision for income taxes	7,026	4,985	16,250	11,850

Net income	$13,047	$8,870	$30,176	$22,497

Earnings per share:
Basic	$0.31	$0.22	$0.73	$0.55
Diluted	$0.30	$0.21	$0.69	$0.52

Weighted average shares outstanding:
Basic	41,712	41,137	41,319	40,899
Diluted	44,153	42,901	43,742	43,144

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended August 31,
	2007	2006

Cash flows from operating activities:
Net income	$30,176	$22,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,276	6,593
Write-down for asset impairment	2,388	—
Amortization of capitalized software costs	131	131
Amortization of acquired intangible assets	13,226	11,100
Stock-based compensation	16,586	16,874
Deferred income taxes	1,843	(3,811)
Tax benefit from stock options	556	1,137
In-process research and development	—	900
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	8,005	7,840
Other current assets	1,188	(3,374)
Accounts payable and accrued expenses	(18,555)	(24,868)
Income taxes payable	(149)	8,771
Deferred revenue	9,165	4,517

Net cash provided by operating activities	71,836	48,307

Cash flows from investing activities:
Purchases of investments available for sale	(196,115)	(258,040)
Sales and maturities of investments available for sale	134,496	296,501
Purchases of property and equipment	(14,625)	(12,305)
Acquisitions, net of cash acquired	—	(72,066)
Decrease (increase) in other non-current assets	(953)	125

Net cash used for investing activities	(77,197)	(45,785)

Cash flows from financing activities:
Issuance of common stock	24,669	12,961
Excess tax benefit from stock options	1,473	875
Payment of long-term debt	(209)	(193)
Repurchase of common stock	(19,529)	(12,679)

Net cash provided by financing activities	6,404	964

Effect of exchange rate changes on cash	2,994	5,672

Net increase in cash and equivalents	4,037	9,158
Cash and equivalents, beginning of period	46,449	40,398

Cash and equivalents, end of period	$50,486	$49,556

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
Note 3: Earnings Per Share
We calculate basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share on the basis of the weighted average number of common shares outstanding plus the effects of outstanding stock options using the treasury stock method. The following table provides the calculation of basic and diluted earnings per share on an interim basis:
(In thousands, except per share data)

	Three Months Ended Aug. 31,			Nine Months Ended Aug. 31,
	2007	2006	2007	2006

Net income	$13,047	$8,870	$30,176	$22,497

Weighted average shares outstanding	41,712	41,137	41,319	40,899
Dilutive impact from outstanding stock options	2,441	1,764	2,423	2,245

Diluted weighted average shares outstanding	44,153	42,901	43,742	43,144

Earnings per share:
Basic	$0.31	$0.22	$0.73	$0.55
Diluted	$0.30	$0.21	$0.69	$0.52

Stock options to purchase approximately 2,098,000 shares and 3,274,000 shares of common stock were excluded from the calculation of diluted earnings per share in the third quarter of fiscal years 2007 and 2006, respectively, because these options were anti-dilutive. Stock options to purchase approximately 2,406,000 shares and 2,313,000 shares of common stock were excluded from the calculation of diluted earnings per share in the first nine months of fiscal years 2007 and 2006, respectively, because these options were anti-dilutive.
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

SFAS 123R requires the cash flows resulting from excess tax benefits related to stock compensation to be classified as cash flows from financing activities when realized. In the first nine months of fiscal 2007, the excess tax benefit from the exercise of stock options was $1.5 million, which was classified as a cash flow from financing activities, compared to $0.9 million in the first nine months of fiscal 2006.
The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations:
(In thousands)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2007	2006	2007	2006

Cost of software licenses	$24	$33	$97	$110
Cost of maintenance and services	286	374	1,148	1,251
Sales and marketing	1,499	1,894	5,997	6,278
Product development	960	1,171	3,810	3,860
General and administrative	1,409	1,636	5,534	5,375

Total stock-based compensation expense	$4,178	$5,108	$16,586	$16,874

On April 12, 2007, we completed a tender offer to amend stock options issued in previous years for which it was determined that the exercise price was less than the fair value on the revised date of grant, in order to mitigate the unfavorable personal tax consequences under Section 409A of the Internal Revenue Code. The amendment of such options resulted in a stock option modification under SFAS 123R. The terms of the offer require us to make cash payments to option holders in an amount equal to the difference between the exercise price of the original option and the amended price of the new option. We recorded a liability of approximately $2.5 million in the second quarter of fiscal 2007 for the present value of the fully vested cash payments to be paid in January 2008, of which $0.5 million was charged to stock-based compensation expense and $2.0 million was recorded charged to additional paid-in capital. The stock-based compensation expense amount represents the incremental fair value of the new options, and was recognized in the second quarter due to the fact that the future cash payments were fully vested as of the conclusion of the tender offer. Also, as a result of the modification and subsequent remeasurement of the options included in the tender offer, we accelerated the recognition of $0.4 million of unamortized stock-based compensation associated with the partial settlement of the unvested portion of the original award.
In December 2006, we also entered into option amendment agreements with a limited number of individuals for whom the deadline for such an amendment was December 31, 2006. These agreements contained similar terms to the tender offer except that the cash payment associated with unvested shares as of the date of the agreements require the individuals to be employed by us on the payment dates. In the first quarter of fiscal 2007, we accounted for the impact of these option amendment agreements as a stock option modification under SFAS 123R. We recorded a liability of approximately $0.7 million in the first quarter for the present value of the expected cash payments, which will be paid in up to five installments, depending on the vest schedules of each individual, through October 2009. Approximately $0.2 million of this liability represents the incremental fair value of the new options, and will be recorded as stock-based compensation expense over the remaining vest period and $0.5 million was recorded as a reduction in additional paid in capital.
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

Note 6: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis:
(In thousands)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2007	2006	2007	2006

Net income, as reported	$13,047	$8,870	$30,176	$22,497
Foreign currency translation adjustments, net of tax	364	436	1,582	2,139
Unrealized gains on investments, net of tax	51	66	17	115

Total comprehensive income	$13,462	$9,372	$31,775	$24,751

Note 7: Shareholders’ Equity
Common Stock Repurchases
In September 2006, the Board of Directors authorized, for the period from October 1, 2006 through September 30, 2007, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash. Approximately 9.3 million shares were available for repurchase under this repurchase authorization as of August 31, 2007. We purchased and retired approximately 705,000 shares of our common stock for $19.5 million in the first nine months of fiscal 2007 as compared to approximately 470,000 shares of our common stock for $12.7 million in the first nine months of fiscal 2006. In September 2007, the Board of Directors authorized, for the period from October 1, 2007 through September 30, 2008, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash.
Note 8: Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. For purposes of the annual impairment test, we assigned goodwill of $11.8 million to the operating divisions comprising the OpenEdge operating segment, $57.0 million to the operating divisions comprising the Enterprise Infrastructure reporting segment and $89.0 million to the reporting unit comprising the DataDirect reporting segment.
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
The following table provides revenue and income from operations from our reportable segments on an interim basis:
(In thousands)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2007	2006	2007	2006

Revenue:
OpenEdge segment	$90,971	$82,216	$268,076	$244,858
Enterprise Infrastructure segment	16,916	16,210	45,346	44,370
DataDirect segment	16,996	15,948	50,191	42,133
Reconciling items	(3,079)	(3,012)	(6,938)	(6,492)

Total	$121,804	$111,362	$356,675	$324,869

Income (loss) from operations:
OpenEdge segment	$31,600	$26,379	$95,570	$84,589
Enterprise Infrastructure segment	(6,664)	(5,004)	(19,318)	(20,135)
DataDirect segment	1,768	1,650	5,307	1,534
Reconciling items	(8,901)	(10,838)	(40,114)	(34,524)

Total	$17,803	$12,187	$41,445	$31,464

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
Total revenue by significant product line, regardless of which segment generated the revenue, is as follows:
(In thousands)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2007	2006	2007	2006

DataDirect	$16,996	$15,949	$50,191	$42,134
Enterprise Infrastructure	22,511	18,098	60,527	50,300
Progress OpenEdge and other	82,297	77,315	245,957	232,435

Total revenue	$121,804	$111,362	$356,675	$324,869

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
On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al, Civ. Act. No. 06-CA-11459 RCL was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We were also named as a nominal defendant. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint sought monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief.  A Special Litigation Committee was formed by our Board of Directors to investigate and determine the Company’s response to the complaint. On September 25, 2007, the Court, in response to our motion, dismissed the Arkansas Teacher Retirement System complaint on the grounds that the Plaintiff failed to make a proper pre-filing demand upon our Board of Directors, and entered judgment for Defendants.  Also on September 25, 2007, the Board received a demand from the Plaintiff regarding the allegedly improper backdating, which stated that absent Board action the Plaintiff may again seek relief. The Special Litigation Committee has taken the demand under advisement.
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
We derive a significant portion of our revenue from international operations. In the first half of fiscal 2006, the strengthening of the U.S. dollar against most major currencies, primarily the euro and the British pound, negatively affected the translation of our results into U.S. dollars. In the second half of fiscal 2006 and the first nine months of fiscal 2007, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the translation of our results into U.S. dollars.
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
Goodwill and Intangible Assets – We had goodwill and net intangible assets of approximately $222 million at August 31, 2007. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize cash flow models to determine the fair value of our reporting units. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting – We had a net deferred tax asset of approximately $26 million at August 31, 2007. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made. On a quarterly basis we provide for income taxes based on the estimated effective tax rate for the full fiscal year.
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

Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change
	Three Months Ended		Nine Months Ended		Three	Nine
	Aug. 31,	Aug. 31,	Aug. 31,	Aug. 31,	Month	Month
	2007	2006	2007	2006	Period	Period

Revenue:
Software licenses	36%	38%	37%	39%	4%	5%
Maintenance and services	64	62	63	61	13	13

Total revenue	100	100	100	100	9	10

Costs of revenue:
Cost of software licenses	2	1	2	2	4	(7)
Cost of maintenance and services	14	14	14	14	12	13
Amortization of acquired intangibles for purchased technology	2	2	2	1	11	30

Total costs of revenue	18	17	18	17	11	12

Gross profit	82	83	82	83	9	9

Operating expenses:
Sales and marketing	39	40	39	41	7	4
Product development	16	17	17	18	3	6
General and administrative	11	13	13	13	(6)	17
Amortization of other acquired intangibles	2	2	1	1	(7)	8
Acquisition-related expenses, net	0	0	0	0	(100)	(100)

Total operating expenses	68	72	70	73	3	6

Income from operations	14	11	12	10	46	32
Other income	2	2	1	1	36	73

Income before provision for taxes	16	13	13	11	45	35
Provision for income taxes	6	5	5	4	41	37

Net income	10%	8%	8%	7%	47%	34%

Revenue. Our total revenue increased 9% from $111.4 million in the third quarter of fiscal 2006 to $121.8 million in the third quarter of fiscal 2007. Total revenue would have increased by 5% if exchange rates had been constant in the third quarter of fiscal 2007 as compared to exchange rates in effect in the third quarter of fiscal 2006. Total revenue increased 10% from $324.9 million in the first nine months of fiscal 2006 to $356.7 million in the first nine months of fiscal 2007. Total revenue would have increased by 5% if exchange rates had been constant in the first nine months of fiscal 2007 as compared to exchange rates in effect in the first nine months of fiscal 2006. In addition to the positive effect of changes in exchange rates, each of our major product lines experienced growth in the first nine months of fiscal 2007.
Revenue from our Progress OpenEdge product line increased from $77.3 million in the third quarter of fiscal 2006 to $82.3 million in the third quarter of fiscal 2007 and increased from $232.4 million in the first nine months of fiscal 2006 to $246.0 million in the first nine months of fiscal 2007. Revenue derived from our Enterprise Infrastructure product lines increased 24% from $18.1 million in the third quarter of fiscal 2006 to $22.5 million in the third quarter of fiscal 2007 and increased 20% from $50.3 million in the first nine months of fiscal 2006 to $60.5 million in the first nine months of fiscal 2007. Revenue from our DataDirect product line increased 7% from $15.9 million in the third quarter of fiscal 2006 to $17.0 million in the third quarter of fiscal 2007 and increased 19% from $42.1 million in the first nine months of fiscal 2006 to $50.2 million in the first nine months of fiscal 2007.

Software license revenue increased 4% from $42.3 million in the third quarter of fiscal 2006 to $44.0 million in the third quarter of fiscal 2007. Software license revenue would have remained flat if exchange rates had been constant in the third quarter of fiscal 2007 as compared to exchange rates in effect in the third quarter of fiscal 2006. Software license revenue increased 5% from $126.4 million in the first nine months of fiscal 2006 to $133.3 million in the first nine months of fiscal 2007. Software license revenue would have increased by 2% if exchange rates had been constant in the first nine months of fiscal 2007 as compared to exchange rates in effect in the first nine months of fiscal 2006. The increase in software license revenue in the nine month period was primarily due to growth from the DataDirect and the Enterprise Infrastructure product lines. These product lines accounted for 44% of software license revenue in the first nine months of fiscal 2007 compared to 42% in the first nine months of fiscal 2006. Software license revenue from the Progress OpenEdge product set increased year over year, primarily within the development products.
Maintenance and services revenue increased 13% from $69.1 million in the third quarter of fiscal 2006 to $77.8 million in the third quarter of fiscal 2007. Maintenance and services revenue would have increased by 8% if exchange rates had been constant in the third quarter of fiscal 2007 as compared to exchange rates in effect in the third quarter of fiscal 2006. Maintenance and services revenue increased 13% from $198.4 million in the first nine months of fiscal 2006 to $223.4 million in the first nine months of fiscal 2007. Maintenance and services revenue would have increased by 8% if exchange rates had been constant in the first nine months of fiscal 2007 as compared to exchange rates in effect in the first nine months of fiscal 2006. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of an increase in professional services revenue, growth in our installed customer base and renewal of maintenance agreements.
Total revenue generated in markets outside North America increased 15% from $59.9 million in the third quarter of fiscal 2006 to $69.0 million in the third quarter of fiscal 2007 and represented 54% of total revenue in the third quarter of fiscal 2006 and 57% of total revenue in the third quarter of fiscal 2007. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, each increased in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006. Total revenue generated in markets outside North America would have represented 55% of total revenue if exchange rates had been constant in the third quarter of fiscal 2007 as compared to the exchange rates in effect in the third quarter of fiscal 2006.
Total revenue generated in markets outside North America increased 14% from $177.0 million in the first nine months of fiscal 2006 to $202.1 million in the first nine months of fiscal 2007 and represented 54% of total revenue in the first nine months of fiscal 2006 and 57% of total revenue in the first nine months of fiscal 2007. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, each increased in fiscal 2007 as compared to fiscal 2006. Total revenue generated in markets outside North America would have represented 55% of total revenue if exchange rates had been constant in the first nine months of fiscal 2007 as compared to the exchange rates in effect in the first nine months of fiscal 2006.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of product media, documentation, duplication, packaging, electronic software distribution, royalties and amortization of capitalized software costs. Cost of software licenses increased 4% from $2.0 million in the third quarter of fiscal 2006 to $2.1 million in the third quarter of fiscal 2007, and remained the same as a percentage of software license revenue at 5%. The dollar increase for the third quarter was primarily due to a slight increase in royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses decreased 7% from $6.1 million in the first nine months of fiscal 2006 to $5.7 million in the first nine months of fiscal 2007, and decreased as a percentage of software license revenue from 5% in the first nine months of fiscal 2006 to 4% in the first nine months of fiscal 2007. The dollar decrease in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily due to a decrease in royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 12% from $15.0 million in the third quarter of fiscal 2006 to $16.9 million in the third quarter of fiscal 2007, and remained the same as a percentage of maintenance and services revenue at 22%. Cost of maintenance and services increased 13% from $44.4 million in the first nine months of fiscal 2006 to $50.0 million in the first nine months of fiscal 2007, and remained the same as a percentage of maintenance and services revenue at 22%. The total dollar amount in the third quarter of fiscal 2007 and in the first nine months of fiscal 2007 increased primarily due to higher usage of third-party contractors for service engagements. Our technical support, education and consulting headcount decreased by 2% from the end of the third quarter of fiscal 2006 to the end of the third quarter of fiscal 2007.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased from $2.3 million in the third quarter of fiscal 2006 to $2.5 million in the third quarter of fiscal 2007. Amortization of acquired intangibles for purchased technology increased from $5.8 million in the first nine months of fiscal 2006 to $7.5 million in the first nine months of fiscal 2007. The increase was due to a full nine months of amortization expense in fiscal 2007 associated with the acquisitions of NEON, Actional, Pantero and OpenAccess, which occurred in fiscal 2006.
Gross Profit. Our gross profit increased 9% from $92.0 million in the third quarter of fiscal 2006 to $100.3 million in the third quarter of fiscal 2007. Our gross profit percentage of total revenue decreased from 83% in the third quarter of fiscal 2006 to 82% in the third quarter of fiscal 2007. Our gross profit increased 9% from $268.6 million in the first nine months of fiscal 2006 to $293.5 million in the first nine months of fiscal 2007. Our gross profit percentage of total revenue decreased from 83% in the first nine months of fiscal 2006 to 82% in the first nine months of fiscal 2007. The slight decrease in our gross profit percentage was due to professional services, the lowest margin revenue component, growing at the highest rate of our revenue components.
Sales and Marketing. Sales and marketing expenses increased 7% from $44.6 million in the third quarter of fiscal 2006 to $47.6 million in the third quarter of fiscal 2007, and decreased as a percentage of total revenue from 40% to 39%. Sales and marketing expenses increased 4% from $132.2 million in the first nine months of fiscal 2006 to $138.0 million in the first nine months of fiscal 2007, and decreased as a percentage of total revenue from 41% to 39%. The increase in sales and marketing expenses was due to higher average selling costs, including higher commission expense, partially offset by a decrease in marketing program expenses. Our sales support and marketing headcount decreased 1% from the end of the third quarter of fiscal 2006 to the end of the third quarter of fiscal 2007.
Product Development. Product development expenses increased 3% from $19.3 million in the third quarter of fiscal 2006 to $19.8 million in the third quarter of fiscal 2007, and decreased as a percentage of revenue from 17% to 16%. Product development expenses increased 6% from $57.6 million in the first nine months of fiscal 2006 to $61.0 million in the first nine months of fiscal 2007, and decreased as a percentage of revenue from 18% to 17%. The dollar increase in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006 was primarily due to a full nine months of expenses related to the development teams associated with the acquisitions of NEON and Actional, which occurred at the end of the first quarter of fiscal 2006. Our product development headcount increased 3% from the end of the third quarter of fiscal 2006 to the end of the third quarter of fiscal 2007.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased 6% from $14.0 million in the third quarter of fiscal 2006 to $13.2 million in the third quarter of fiscal 2007, and decreased as a percentage of revenue from 13% to 11%. General and administrative expenses increased 17% from $40.2 million in the first nine months of fiscal 2006 to $47.2 million in the first nine months of fiscal 2007, and remained the same as a percentage of revenue at 13%. The dollar increase in the first nine months of fiscal 2007 was primarily due to professional services fees associated with the investigation and shareholder derivative lawsuits related to our historical stock option grant practices of $3.3 million, a write-down associated with a portion of the implementation of a new ERP system of $2.4 million and payments made to compensation committee members for cancelled options of $1.3 million. The write-down was necessitated by the conclusion that it was not advisable to proceed further with the implementation of the third-party application. Our administrative headcount decreased 6% from the end of the third quarter of fiscal 2006 to the end of the third quarter of fiscal 2007.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations.

Amortization of other acquired intangibles decreased 7% from $2.0 million in the third quarter of fiscal 2006 to $1.8 million in the third quarter of fiscal 2007. Amortization of other acquired intangibles increased from $5.3 million in the first nine months of fiscal 2006 to $5.7 million in the first nine months of fiscal 2007. The increase was due to a full nine months of amortization expense in fiscal 2007 associated with the acquisitions of NEON, Actional, Pantero and OpenAccess, which occurred in fiscal 2006.
Acquisition-Related Expenses. Acquisition-related expenses for the first nine months of fiscal 2006 totaled $1.8 million and included $0.9 million of expenses for retention bonuses to Apama and EasyAsk employees who joined us in fiscal 2005 and $0.9 million of in-process research and development from the acquisition of NEON, which was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. Research and development costs to bring the acquired products to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. The value of in-process research and development was determined in part from an appraisal from an independent third party.
Income From Operations. Income from operations increased 46% from $12.2 million in the third quarter of fiscal 2006 to $17.8 million in the third quarter of fiscal 2007 and increased as a percentage of total revenue from 11% in the third quarter of fiscal 2006 to 14% in the third quarter of fiscal 2007. Income from operations increased 32% from $31.5 million in the first nine months of fiscal 2006 to $41.4 million in the first nine months of fiscal 2007 and increased as a percentage of total revenue from 10% in the first nine months of fiscal 2006 to 12% in the first nine months of fiscal 2007.
Income from operations increased from $26.4 million in the third quarter of fiscal 2006 to $31.6 million in the third quarter of fiscal 2007 in our OpenEdge segment, which primarily includes OED and the EasyAsk Division. Income from operations in the same segment increased from $84.6 million in the first nine months of fiscal 2006 to $95.6 million in the first nine months of fiscal 2007. Losses from operations increased from $5.0 million in the third quarter of fiscal 2006 to $6.7 million in the third quarter of fiscal 2007 in our Enterprise Infrastructure segment. Losses from operations in the same segment decreased from $20.1 million in the first nine months of fiscal 2006 to $19.3 million in the first nine months of fiscal 2007. Income from operations increased from $1.7 million in the third quarter of fiscal 2006 to $1.8 million in the third quarter of fiscal 2007 in our DataDirect segment. Income from operations in the same segment increased from $1.5 million in the first nine months of fiscal 2006 to $5.3 million in the first nine months of fiscal 2007. See Note 9 to the accompanying condensed consolidated financial statements for a reconciliation of income from operations for each segment to consolidated income from operations.
Other Income. Other income increased 36% from $1.7 million in the third quarter of fiscal 2006 to $2.3 million in the third quarter of fiscal 2007. Other income increased 73% from $2.9 million in the first nine months of fiscal 2006 to $5.0 million in the first nine months of fiscal 2007. The increase in each period was primarily due to an increase in interest income, resulting from slightly higher interest rates and higher average cash and short-term investment balances, and lower foreign exchange losses.
Provision for Income Taxes. Our effective tax rate was 35% in the first nine months of both fiscal years 2006 and 2007. A cumulative adjustment was made to the tax provision in the third quarter of fiscal 2006 to reflect a change in the estimated annual effective rate for 2006. We estimate that our effective tax rate will be approximately 35% for all of fiscal 2007.
Liquidity and Capital Resources
At the end of the third quarter of fiscal 2007, our cash and short-term investments totaled $307.0 million. The increase of $65.6 million since the end of fiscal 2006 resulted primarily from cash generated from operations, partially offset by capital expenditures.
We generated $71.8 million in cash from operations in the first nine months of fiscal 2007 as compared to $48.3 million in the first nine months of fiscal 2006. The increase in cash generated from operations in the third quarter of fiscal 2007 over the third quarter of fiscal 2006 was primarily due to increased profitability and a positive increase in working capital.

A summary of our cash flows from operations for the first nine months of fiscal years 2007 and 2006 is as follows:

(In thousands)	Nine Months Ended Aug. 31,
	2007	2006

Net income	$30,176	$22,497
Depreciation, amortization and other noncash charges	39,607	35,598
Tax benefit from stock plans	556	1,137
Changes in operating assets and liabilities	1,497	(10,925)

Total	$71,836	$48,307

Accounts receivable decreased by $6.6 million from the end of fiscal 2006. Accounts receivable days sales outstanding, or DSO, decreased by 5 days to 56 days at the end of the third quarter of fiscal 2007 as compared to 61 days at the end of fiscal 2006 and increased by 2 days from 54 days at the end of the third quarter of fiscal 2006. We target a DSO range of 60 to 80 days.
We purchased property and equipment totaling $14.6 million in the first nine months of fiscal 2007 as compared to $12.3 million in the first nine months of fiscal 2006. The purchases consisted primarily of computer equipment and software and building and leasehold improvements. The increase primarily related to costs associated with our ongoing ERP implementation.
In September 2006, our Board of Directors authorized, for the period from October 1, 2006 through September 30, 2007, the purchase of up to 10,000,000 shares of our common stock, at such times that we deem such purchases to be an effective use of cash. We purchased and retired approximately 705,000 shares of our common stock for $19.5 million in the first nine months of fiscal 2007 as compared to approximately 470,000 shares of our common stock for $12.7 million in the first nine months of fiscal 2006. In September 2007, the Board of Directors authorized, for the period from October 1, 2007 through September 30, 2008, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash.
We received $24.7 million in the first nine months of fiscal 2007 from the exercise of stock options and the issuance of shares under our Employee Stock Purchase Plan as compared to $13.0 million in the first nine months of fiscal 2006.
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, lease commitments, debt payments, potential cash acquisitions and other long-term obligations) through at least the next twelve months.
Revenue Backlog – Our aggregate revenue backlog at August 31, 2007 was approximately $163 million, of which $139 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At August 31, 2007, the remaining amount of backlog of approximately $24 million was composed of multi-year licensing arrangements of approximately $20 million and open software license orders received but not shipped of approximately $4 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
Our aggregate revenue backlog at August 31, 2006 was approximately $147 million, of which $123 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At August 31, 2006, the remaining amount of backlog of approximately $24 million was composed of multi-year licensing arrangements of approximately $19 million and open software license orders received but not shipped of approximately $5 million.
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
On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al, Civ. Act. No. 06-CA-11459 RCL was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We were also named as a nominal defendant. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint sought monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief.  A Special Litigation Committee was formed by our Board of Directors to investigate and determine the Company’s response to the complaint. On September 25, 2007, the Court, in response to our motion, dismissed the Arkansas Teacher Retirement System complaint on the grounds that the Plaintiff failed to make a proper pre-filing demand upon our Board of Directors, and entered judgment for Defendants.  Also on September 25, 2007, the Board received a demand from the Plaintiff regarding the allegedly improper backdating, which stated that absent Board action the Plaintiff may again seek relief. The Special Litigation Committee has taken the demand under advisement.
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
We enter into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe and Asia Pacific) against fluctuations in exchange rates. We have not entered into foreign exchange option and forward contracts for speculative or trading purposes. We recognize market value increases and decreases on the foreign exchange option and forward contracts in income each period. We operate in certain countries where there are limited forward currency exchange markets and thus we have unhedged transaction exposures in these currencies. There were approximately $111.1 million of outstanding foreign exchange option contracts at August 31, 2007. Major U.S. multinational banks are counterparties to the option contracts. We also hedge net intercompany balances. We generally do not hedge the net assets of our international subsidiaries. The foreign exchange exposure from a 10% movement of currency exchange rates would have a material impact on our revenue and net income. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 6% and our net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.
The table below details outstanding forward contracts, which mature in ninety days or less, at August 31, 2007 where the notional amount is determined using contract exchange rates:
(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$8,978	1.23
Brazilian real	$853	—	1.99
Euro	—	40,216	0.73
Japanese yen	3,991	—	115.27
South African rand	153	—	7.20
U.K. pound	—	31,816	0.50

	$4,997	$81,010

*	expressed as local currency unit per U.S. dollar
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

(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al, Civ. Act. No. 06-CA-11459 RCL was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We were also named as a nominal defendant. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint sought monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief.  A Special Litigation Committee was formed by our Board of Directors to investigate and determine the Company’s response to the complaint. On September 25, 2007, the Court, in response to our motion, dismissed the Arkansas Teacher Retirement System complaint on the grounds that the Plaintiff failed to make a proper pre-filing demand upon our Board of Directors, and entered judgment for Defendants.  Also on September 25, 2007, the Board received a demand from the Plaintiff regarding the allegedly improper backdating, which stated that absent Board action the Plaintiff may again seek relief. The Special Litigation Committee has taken the demand under advisement.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part II, Item 1A (Risk Factors) in our Quarterly Report on Form 10Q for the period ending February 28, 2007. No material changes have occurred since the period ending February 28, 2007 to the risk factors previously presented, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are not applicable.
(c) Stock Repurchases
(In thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased	Per Share	Or Programs	Programs (1)

June 1, 2007 – June 30, 2007	—	—	—	9,295
July 1, 2007 – July 31, 2007	—	—	—	9,295
Aug. 1, 2007 – Aug. 31, 2007	—	—	—	9,295

Total	—	—	—	9,295

(1)	The maximum number of shares that may yet be purchased listed in the table above relates to our repurchase program which expired on September 30, 2007. In September 2007, the Board of Directors authorized, for the period from October 1, 2007 through September 30, 2008, the purchase of up to 10,000,000 shares of our common stock.

Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Joseph W. Alsop

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: October 10, 2007	/s/ Joseph W. Alsop Joseph W. Alsop
Chief Executive Officer
(Principal Executive Officer)

Dated: October 10, 2007	/s/ Norman R. Robertson

Norman R. Robertson
Senior Vice President, Finance and
Administration and Chief Financial
Officer (Principal Financial
Officer)

Dated: October 10, 2007	/s/ David H. Benton, Jr.

David H. Benton, Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)