Form 10-K
period 2007-11-30
PROGRESS SOFTWARE CORP /MA
filed 2008-01-29
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2007
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
Yes ☐     No ☑
As of May 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,348,000,000.
As of January 22, 2008, there were 42,353,000 common shares outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008 are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2007

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
More than half of our worldwide revenue is realized through relationships with indirect channel partners, principally application partners and original equipment manufacturers (OEMs). Application partners are independent software vendors that develop and market applications utilizing our technology and resell our products in conjunction with sales of their own products that incorporate our technology. These application partners sell business applications in diverse markets such as manufacturing, distribution, financial services, retail and health care. OEMs are companies that embed our products into their software products or devices. We also sell software products and services directly to the business groups and information technology (IT) organizations of corporations and governments. We operate in North America, Latin America, Europe, Middle East, Africa (EMEA) and the Asia/Pacific region through local subsidiaries as well as independent distributors.
Our Products
We develop, market and distribute software for the development, deployment, integration and management of business applications. Our product lines are focused on three areas of the software market — application platforms with the Progress® OpenEdge® and the Progress® Apama® product lines, service oriented architecture (SOA) infrastructure with the Progress® Sonic™, Progress® Actional®, Progress® DataXtend™ and DataDirect® Shadow® product lines and data infrastructure with the DataDirect® Connect®, Progress® EasyAsk®, Progress DataXtend and Progress® ObjectStore® product lines. Our product lines are designed to comply with open standards, deliver high levels of performance and scalability and provide a low total cost of ownership. Our products are generally licensed as perpetual licenses, but certain product lines and business activities also utilize a subscription licensing model.
Our application platform products empower both end-user organizations and independent software vendors and developers to rapidly develop, deploy and manage sophisticated applications utilized in an ever-changing business environment.
Using a SOA approach, information systems are built from shared components called “services” which automate discrete business functions. Our SOA infrastructure products connect, mediate, control and monitor these services and their communications to support and optimize business processes. Specialized integration capabilities of the SOA infrastructure enable legacy systems to take part in a SOA environment.

Our data infrastructure product capabilities provide data management, integration, replication, caching, access, and security spanning multiple data stores which can be multi-vendor and in multiple locations including disconnected and mobile data. In support of an SOA, a data infrastructure enables both database level integration as well as data services support for distributed application services.
The following descriptions detail our significant product lines:
Progress® OpenEdge®
The Progress OpenEdge platform, with more than 60,000 customers worldwide, is a comprehensive platform for the rapid development and deployment of business applications that are standards-based and service-oriented. OpenEdge applications can be deployed and managed over virtually any computer platform and across the Internet. OpenEdge provides a unified environment comprising development tools, application servers, application management tools, an embedded database, and the capability to connect and integrate with other applications and data sources. The primary products included in this product line are OpenEdge® Studio, OpenEdge® RDBMS, OpenEdge® Application Server, OpenEdge® DataServers, OpenEdge® Management and OpenEdge Replication.
Progress® Apama®
The Progress Apama event processing platform can monitor rapidly moving event streams, detect sophisticated patterns, and take action at extremely fast speeds. Apama’s sophisticated complex event processing functionality can act on a variety of diverse, high velocity data streams, including financial market feeds, RFID signals, telecommunications network traffic, and satellite telemetry data. The primary products included in this product line are Progress® Apama® Algorithmic Trading Platform and Progress® Apama® ESP.
Progress® Sonic™
The Progress Sonic products help IT organizations achieve broad-scale interoperability of IT systems and the flexibility to adapt these systems to rapidly changing business needs. The Sonic products include an enterprise messaging system with continuous availability features and one of the leading enterprise service buses. Sonic products simplify the integration and flexible reuse of diverse and often proprietary business systems by manipulating them as modular, standards-based services which can be rapidly combined to serve the business in new ways. The primary products included in this product line are Sonic ESB®, Sonic Orchestration Server, Sonic WorkBench and SonicMQ®.
Progress® Actional®
The Progress Actional product line delivers SOA and Web services management products that provide visibility, security and control of the activities of services and end-to-end business processes in the runtime environment. Actional capabilities include system and process-level visibility, as well as policy enforcement across a SOA infrastructure deployed on any combination of platforms. The primary products included in this product line are Actional Looking Glass™ and Actional SOAPstation®.
DataDirect® Shadow®
The DataDirect Shadow product is a multi-threaded, native runtime architecture and consolidated development environment providing a real-time foundation architecture for standards-based mainframe integration. The Shadow product supports Web services for SOA, real-time events for event-driven architecture, SQL for direct data access and transactional support and automatic presentation layer generation for extending screen-based applications to the Web. The primary products included in this product line are Shadow, Shadow z/Direct and Shadow z/Services.
DataDirect® Connect®
DataDirect Connect products provide data connectivity components that use industry-standard interfaces to connect applications running on various platforms to any major database. With components embedded in the products of over 250 software companies and in the applications of thousands of large enterprises, DataDirect is a global leader in the data connectivity market. The primary products included in this product line are DataDirect® Connect®, Stylus Studio® and DataDirect XQuery®.

Progress® EasyAsk®
Progress EasyAsk provides product search, navigation and merchandising for the web sites of many of the nation’s largest retailers. EasyAsk also provides a unique natural language query and reporting product that enables enterprise and ISV customers to reach a broader community of non-technical users. The primary products included in this product line are EasyAsk® Commerce, EasyAsk® Enterprise and EasyAsk® ISV.
Progress® DataXtend™
The Progress DataXtend product family provides data integration for distributed applications, delivering real-time transactional views of shared data in the form that applications need. The Progress DataXtend Semantic Integrator product offers a unique approach to the data management problems often associated with SOA, employing a common semantic data model to create sophisticated data transformations, enabling organizations to integrate heterogeneous data sources with no disruption to existing applications. The primary products included in this product line are DataXtend™ Semantic Integrator (SI), DataXtend™ CE and DataXtend™ RE.
Progress® ObjectStore®
The Progress ObjectStore object data management system enables users to store C++ and Java data much faster than with a relational database management system (RDBMS) or file-based storage system. The ObjectStore system provides transactional and high-availability features utilized in distributed enterprises, but with less code than traditional database technology. The ObjectStore product provides high-performance data management with faster time to market. The primary products included in this product line are ObjectStore® Enterprise and ObjectStore® PSE Pro™.
Segments.
For fiscal 2007, we had three reporting units that qualified as reportable segments based upon the aggregation criteria for segment reporting within consolidated financial statements. We also had two reporting units, Apama and EasyAsk, that did not meet the criteria for separate segment reporting. Results from each of these two operating units were included within the results of the three primary segments as shown below:
•	the OpenEdge segment, which consists primarily of the OpenEdge Division and the EasyAsk Division,

•	the Enterprise Infrastructure segment, which consists primarily of the Enterprise Infrastructure Division and the Apama Division, and

•	the DataDirect segment, which consists primarily of the DataDirect Technologies operating unit.
For financial information relating to business segments and international operations, see Note 11 of the Consolidated Financial Statements appearing in this Form 10-K.
At the beginning of fiscal 2008, we reorganized some of our field operations and product groups. This resulted in changes in our operating units. We now have five operating units comprised of: (1) the OpenEdge and SOA Group, which focuses on the OpenEdge platform and SOA infrastructure products; (2) the Apama Division, which focuses on the Apama product line and algorithmic trading for capital markets; (3) the DataXtend Division, which focuses on the DataXtend product line: (4) DataDirect Technologies which focuses on the Connect and Shadow product lines and provides standards-based data connectivity software; (5) and the EasyAsk Division.
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

Our product development staff consisted of 450 employees as of November 30, 2007. We have eleven development offices in North America, two development offices in EMEA and one development office in India. We spent $80.3 million in fiscal year 2007, $77.3 million in fiscal 2006, and $64.0 million in fiscal 2005 on product development.
Customers
We globally market our products directly to end users and through application partners. Purchasers of Progress-based applications are generally either business managers or IT managers in corporations and government agencies. In addition, we market our DataDirect and, to a lesser extent, our Sonic, ObjectStore and DataXtend product lines to OEMs who embed and resell these products as part of an integrated solution. We use international distributors in countries where we do not have a direct presence. No single customer has accounted for more than 10% of our total revenue in any of our last three fiscal years.
Application Partners
Our application partners cover a broad range of markets, offer an extensive library of business applications and are a source of follow-on revenue. We have kept entry costs, consisting of primarily the initial purchase of development licenses, low to encourage a wide variety of application partners to build applications. An application partner typically takes six to twelve months to develop an application. Although many of our application partners have developed successful applications and have large installed customer bases, others are engaged in earlier stages of product development and marketing and may not contribute follow-on revenue to us for some time, if at all. However, if an application partner succeeds in marketing its applications, we obtain follow-on revenue as the application partner licenses our deployment products to allow its application to be installed and used by customers. We offer a subscription model alternative to the traditional perpetual license model for application partners who have chosen to enable their business applications under a “software as a service” business model.
Original Equipment Manufacturers (OEMs)
We enter into arrangements with OEMs whereby the OEM embeds our products into its solutions, potentially either software or technology devices. The OEM channel is primarily utilized by DataDirect Technologies and, to a lesser extent, the OpenEdge and SOA Group. OEMs typically license the right to embed our products into their solutions and distribute such solutions for initial terms ranging from one to three years. Historically, a significant portion of our OEMs have renewed their agreement upon the expiration of the initial term, although no assurance can be made that these renewals will continue in the future.
Direct End-users
We license our products directly to corporations, government agencies and other organizations. Many end-users who purchase application partner applications also purchase our development tools to supplement their internal application development or purchase additional products directly from us. Like application partners, end-user customers also license development and deployment products for internal applications.
Sales and Marketing
We sell our products through our direct sales force in the United States and in over 25 other countries and through independent distributors in over 30 additional countries outside North America. The sales, marketing and service groups are organized by operating unit and by region within each operating unit as applicable. We conduct business through our five operating units. Our two primary operating units are the OpenEdge and SOA Group and DataDirect Technologies. We also conduct business through the Apama Division, the DataXtend Division and the EasyAsk Division. The OpenEdge and SOA Group operates by region in North America, EMEA, Asia/Pacific and Latin America. DataDirect Technologies operates by region within North America, EMEA and Japan. The other three divisions maintain specialized sales groups focused on particular markets or industries.
We believe that this structure allows us to maintain direct contact with and support the diverse market requirements of our customers. Our international operations provide focused local marketing efforts and are able to respond directly to changes in local conditions.

Sales personnel are responsible for developing new direct end-user accounts, recruiting new application partners and OEM accounts, managing existing channel partner relationships and servicing existing customers. We actively seek to avoid conflict between the sales efforts of our application partners and our own direct sales efforts. We use our inside sales and customer service groups to enhance our direct sales efforts and to generate new business and follow-on business from existing customers. These groups may provide evaluation copies to application partners or end-user organizations to help qualify them as prospective customers, and also sell additional development and deployment products to existing customers.
Our marketing groups conduct a variety of marketing programs designed to ensure a stream of market-ready products, raise the general awareness of our company and our operating units, generate leads for the sales organization and promote our various product lines. These programs include public relations, direct mail, participation in trade shows, advertising and production of collateral literature. We also hold regional user conference events in various locations throughout the world.
Customer Support
Our technical support staff provides telephone and Web-based support to application developers and end-users. Customers may purchase maintenance services entitling them to software updates, technical support and technical bulletins. First year maintenance and any subsequent annual renewals are not included with our products and are purchased separately. We provide technical support to customers primarily through our technical support centers in Bedford, Massachusetts; Morrisville, North Carolina; Sugarland, Texas; Rotterdam, The Netherlands; Slough, United Kingdom; and Melbourne, Australia. Local technical support for specific products is provided in certain other countries as well.
The Progress Software Developers Network® (PSDN) online and offline services are designed to help developers write best-of-breed business applications using Progress products and technologies. PSDN services provide access to the latest information on Progress technology. Through a subscription to PSDN, developers gain priority access to a complete, continuously updated set of Progress development and deployment products.
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
We compete in various markets with a number of entities including database vendors offering development tools in conjunction with their database systems, such as Microsoft Corporation, Oracle Corporation and IBM Corporation, as well as numerous enterprise application integration vendors, messaging vendors, event processing vendors and application development tools vendors. We believe that Oracle, Microsoft and IBM currently dominate the database market and that IBM dominates the messaging market. We do not believe that there is a dominant application development tools vendor, event processing vendor or SOA infrastructure vendor. Some of our competitors have greater financial, marketing or technical resources than we have and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our revenue and market presence.

Copyrights, Trademarks, Patents and Licenses
We rely upon a combination of contractual provisions and copyright, patent, trademark and trade secret laws to protect our proprietary rights in our products. We generally distribute our products under software license agreements that grant customers a perpetual nonexclusive license to use our products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. We also license our products under term or subscription arrangements. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with employees and consultants. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.
We seek to protect the source code of our products as trade secrets and as unpublished copyrighted works. We hold thirty four patents covering portions of our products. We also have forty-six patent applications for some of our other product technologies. Where possible, we seek to obtain protection of our product names and service offerings through trademark registration and other similar procedures throughout the world.
Actional, Apama, DataDirect, DataDirect Connect, DataDirect XQuery, DataXtend, EasyAsk, Progress, ObjectStore, OpenEdge, Progress DataXtend, Progress OpenEdge, Progress Software Developers Network, Shadow, SOAPstation, SonicESB, SonicMQ, and Stylus Studio are registered trademarks of Progress Software Corporation or one of our subsidiaries in the United States and/or other countries. Looking Glass, Progress Sonic, PSE Pro, and Sonic are trademarks of Progress Software Corporation or one of its subsidiaries in the United States and/or other countries. Java and all Java-based marks are trademarks or registered trademarks of Sun Microsystems, Inc. in the United States and other countries. Any other trademarks or trade names appearing in this Form 10-K are the property of their respective owners.
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
Employees
As of November 30, 2007, we had 1,662 employees worldwide, including 642 in sales and marketing, 303 in customer support and services (including manufacturing and distribution), 450 in product development and 267 in administration. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in those jurisdictions. We have experienced no work stoppages and believe our relations with employees are good.
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
Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers.

Name	Age	Position

Joseph W. Alsop	62	Co-Founder and Chief Executive Officer and Director
James D. Freedman	59	Senior Vice President and General Counsel
David G. Ireland	61	Executive Vice President
Gordon A. Van Huizen	47	Vice President, Products
Richard D. Reidy	48	Executive Vice President
Norman R. Robertson	59	Senior Vice President, Finance and Administration and Chief Financial Officer
Jeffrey P. Stamen	62	Senior Vice President, Corporate Development and Strategy
John Goodson	43	Vice President and General Manager, DataDirect Technologies
Mr. Alsop, our co-founder, has been a director and Chief Executive Officer since our inception in 1981.

Mr. Freedman was appointed Vice President and General Counsel in 1995 and was appointed Senior Vice President and General Counsel in August 2004. Mr. Freedman joined us in 1992.
Mr. Ireland joined us in 1997 as Vice President, Core Products and Services and was appointed Vice President and General Manager, Core Products and Services in 1998, Vice President and General Manager, Worldwide Field Operations in 1999, President, Progress OpenEdge Division in 2000 and Executive Vice President in December 2007.
Mr. Van Huizen was appointed Vice President, Product Management, Sonic Software Corporation in 2001 and was appointed Chief Technology Officer, Sonic Software Corporation in 2003, Chief Technology Officer, Progress Software Corporation in 2005, Vice President, Products, Sonic Software Division in March 2006, Vice President and General Manager, Enterprise Infrastructure Division in October 2006 and Vice President, Products in December 2007. Mr. Van Huizen joined us in 2001.
Mr. Reidy was appointed Vice President, Development Tools in 1996 and was appointed Vice President, Product Development in 1997, Vice President, Products in 1999, Senior Vice President, Products and Corporate Development in 2000, President, DataDirect Technologies in 2004 and Executive Vice President in December 2007. Mr. Reidy joined us in 1985.
Mr. Robertson joined us in 1996 as Vice President, Finance and Chief Financial Officer and was appointed Vice President, Finance and Administration and Chief Financial Officer in 1997 and Senior Vice President, Finance and Administration and Chief Financial Officer in 2000.
Mr. Stamen joined us in June 2004 as Senior Vice President, Corporate Development and Strategy. From 1999 to 2004, Mr. Stamen was Chief Executive Officer of Syncra Systems, Inc., a software developer.
Mr. Goodson was appointed Vice President, Product Operations, DataDirect Technologies in 1999 and was appointed Vice President and General Manager, DataDirect Technologies in December 2007. Mr. Goodson joined DataDirect in 1992.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.progress.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The information posted on our web site is not incorporated into this Annual Report.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. The following discussion highlights some of these risks.
We face risks related to the ongoing SEC investigation regarding our past practices with respect to stock options and the restatement of our financial statements. On June 23, 2006, we received written notice that the Enforcement Staff in the Boston, Massachusetts office of the SEC had begun an informal inquiry into our option-granting practices during the period December 1, 1995 through November 30, 2002. On December 19, 2006, the SEC informed us that it had issued a formal order of investigation into our option-granting practices during the period December 1, 1995 through the present. We are unable to predict with certainty what consequences may arise from the SEC investigation. We have already incurred, and expect to continue to incur, significant legal expenses arising from the investigation. If the SEC institutes legal action, we could face significant fines and penalties and be required to take remedial actions determined by the SEC or a court. Although we have filed certain restated financial statements that we believe correct the accounting errors arising from our past option-granting practices, the filing of those financial statements did not resolve the pending SEC inquiry. The SEC has not indicated to us whether it has reviewed our restated financial statements, and any SEC review could lead to further restatements or other modifications of our financial statements.
We face litigation risks relating to our past practices with respect to stock options that could have a material adverse effect on our business. On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al, Civ. Act. No. 06-CA-11459 RCL was filed in the United States

District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We were also named as a nominal defendant. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint sought monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. A Special Litigation Committee was formed by our Board of Directors to investigate and determine our response to the complaint. On September 25, 2007, the Court, in response to our motion, dismissed the Arkansas Teacher Retirement System complaint on the grounds that the Plaintiff failed to make a proper pre-filing demand upon our Board of Directors, and entered judgment for Defendants. Also on September 25, 2007, the Board received a demand from the Plaintiff regarding the allegedly improper backdating, which stated that absent Board action the Plaintiff may again seek relief. The Special Litigation Committee has taken the demand under advisement.
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
The ultimate outcome of any of these matters could have a material adverse effect on our results of operations. These matters could divert the attention of our management and harm our business. In addition, we have incurred, and expect to continue to incur legal expenses arising from these matters, which may be significant, including the advancement of legal expenses to our directors and officers. We have certain indemnification obligations to our directors and officers, and the outcome of the derivative or any other litigation may require that we indemnify some or all of our directors and officers for expenses they may incur in defending the litigation and other losses.
Our revenue and quarterly results may fluctuate, which could adversely affect our stock price. We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include:
•	changes in demand for our products;

•	introduction, enhancement or announcement of products by us or our competitors;

•	market acceptance of our new products;

•	the growth rates of certain market segments in which we compete;

•	size and timing of significant orders;

•	budgeting cycles of customers;

•	mix of distribution channels;

•	mix of products and services sold;

•	mix of international and North American revenues;

•	fluctuations in currency exchange rates;

•	changes in the level of operating expenses;

•	the amount of our stock-based compensation;

•	reorganizations of our salesforce;

•	changes in our sales incentive plans;

•	completion or announcement of acquisitions by us or competitors;

•	customer order deferrals in anticipation of new products announced by us or our competitors; and

•	general economic conditions in regions in which we conduct business.

Revenue forecasting is uncertain, and the failure to meet our forecasts could result in a decline in our stock price. Most of our expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in our revenue, or failure to achieve the anticipated rate of growth, would have a material adverse effect on our profitability. If our operating results do not meet our publicly stated guidance, if any, or the expectations of investors, our stock price may decline.
Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. We typically generate between 50% and 60% of our total revenue from sales outside North America. Political instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely influence our business. If customers’ buying patterns, such as decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there will be a material adverse effect on our business, financial condition and operating results. Other potential risks inherent in our international business include:
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
Fluctuations in foreign currency exchange rates could have an adverse impact on our financial condition and results of operations. We typically generate the majority of our revenue from international operations that are primarily conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar may adversely affect our results of operations and financial position. We seek to reduce our exposure to fluctuations in foreign currency exchange rates by entering into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe, South America and Asia Pacific). Our currency hedging transactions may not be effective in reducing any adverse impact of fluctuations in foreign currency exchange rates. Further, if for any reason exchange or price controls or other restrictions on the conversion of foreign currencies were imposed, our business could be adversely affected.
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
Higher costs associated with some of our newer products could adversely affect our operating margins. Some of our newer products, such as the SOA Infrastructure and Apama product sets, require a higher level of development, distribution and support expenditures, on a percentage of revenue basis, than the OpenEdge or DataDirect product lines. If revenue generated from these products grows as a percentage of our total revenue and if the expenses associated with these products do not decrease on a percentage of revenue basis, then our operating margins will be adversely affected.
We may make acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition or results of operations. As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies, such as the acquisitions of Apama and EasyAsk in fiscal 2005 and the acquisitions of Actional, NEON, Pantero and OpenAccess in fiscal 2006. These acquisitions involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition and operating results. As in the Actional acquisition, consideration paid for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.
If our products contain software defects or security flaws, it could harm our revenues and expose us to litigation. Our products are complex to develop and, despite extensive testing and quality control, may contain defects or security flaws, especially when we first introduce them or when new versions are released. We may need to issue corrective releases of our software products to fix any defects or errors. The detection and correction of any security flaws can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products and could expose us to potential litigation. If we experience errors or delays in releasing new products or new versions of products, such errors or delays could have a material adverse effect on our revenue.
We recognize a substantial portion of our revenue from sales made through third parties, including our application partners and original equipment manufacturers (OEMs), and adverse developments in the businesses of these third parties or in our relationships with them could harm our revenues and results of operations. Our future results depend upon our continued successful distribution of our products through our application partner and OEM channels. Application partners utilize our technology to create their applications and resell our products along with their own applications. OEMs embed our products within their software products or technology devices. The activities of these third parties are not within our direct control. Our failure to manage our relationships with these third parties effectively could impair the success of our sales, marketing and support activities. A reduction in the sales efforts, technical capabilities or financial viability of these parties, a misalignment of interest between us and them, or a termination of our relationship with a major application partner or OEM could have a negative effect on our sales and financial results. Any adverse effect on the application partners’ or OEMs’ businesses related to competition, pricing and other factors could also have a material adverse effect on our business, financial condition and operating results.

The segments of the software industry in which we participate are intensely competitive, and our inability to compete effectively would harm our business. We experience significant competition from a variety of sources with respect to the marketing and distribution of our products. Many of our competitors have greater financial, marketing or technical resources than we do and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our market presence or lead to downward pricing pressure. The marketplace for new products is intensely competitive and characterized by low barriers to entry. For example, an increase in market acceptance of open source software may cause downward pricing pressures. As a result, new competitors possessing technological, marketing or other competitive advantages may emerge and rapidly acquire market share. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to deliver products that better address the needs of our prospective customers. Current and potential competitors also may be more successful than we are in having their products or technologies widely accepted. We may be unable to compete successfully against current and future competitors, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and operating results.
The market for SOA infrastructure, enterprise integration and messaging products and services is rapidly evolving and highly competitive, and failure of our SonicESB and other SOA infrastructure products to achieve and maintain market acceptance could harm our business. We are developing and enhancing our SOA Infrastructure product set and other related new products and services. The market for SOA infrastructure, enterprise application integration, Web services, messaging products and other Internet business-to-business products is highly competitive. Many potential customers have made significant investments in proprietary or internally developed systems and would incur significant costs in switching to the Sonic and/or Actional product sets or other third-party products. Global e-commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. If our SOA infrastructure products are not successful in penetrating these evolving markets, our results of operations will be adversely affected.
The market for enterprise software products and services in which our Apama division participates is rapidly evolving and highly competitive, and failure of our Apama products to achieve and maintain market acceptance could harm our business. We are currently developing and enhancing the Apama product set and other related new products and services. The market for complex event processing products is highly competitive, and continues to evolve rapidly. If our Apama products are not successful in penetrating these evolving markets, our results of operations will be adversely affected.
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
Item 2. Properties
We own our principal administrative, sales, support, marketing, product development and distribution facilities, which are located in three buildings totaling approximately 258,000 square feet in Bedford, Massachusetts. In connection with the purchase of one of these buildings, we were required to assume the existing mortgage, which has a remaining principal balance of $1.7 million as of November 30, 2007. In addition, we maintain offices in leased facilities in approximately 21 other locations in North America and approximately 38 locations outside North America. The terms of our leases generally range from one to seven years. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed.
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
On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al, Civ. Act. No. 06-CA-11459 RCL was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We were also named as a nominal defendant. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint sought monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. A Special Litigation Committee was formed by our Board of Directors to investigate and determine our response to the complaint. On September 25, 2007, the Court, in response to our motion, dismissed the Arkansas Teacher Retirement System complaint on the grounds that the Plaintiff failed to make a proper pre-filing demand upon our Board of Directors, and entered judgment for Defendants. Also on September 25, 2007, the Board received a demand from the Plaintiff regarding the allegedly improper backdating, which stated that absent Board action the Plaintiff may again seek relief. The Special Litigation Committee has taken the demand under advisement.

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
The ultimate outcome of any of these matters could have a material adverse effect on our results of operations. These matters could divert the attention of our management and harm our business. In addition, we have incurred, and expect to continue to incur legal expenses arising from these matters, which may be significant, including the advancement of legal expenses to our directors and officers. We have certain indemnification obligations to our directors and officers, and the outcome of derivative or any other litigation may require that we indemnify some or all of our directors and officers for expenses they may incur in defending the litigation and other losses.
We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
We did not submit any matter to a vote of our shareholders during the fourth quarter of the fiscal year ended November 30, 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the NASDAQ Global Select Market under the symbol PRGS.

Year Ended November 30,	2007		2006

	High	Low	High	Low

First Quarter	$29.34	$26.18	$31.59	$27.32
Second Quarter	33.13	26.90	30.62	22.59
Third Quarter	34.45	26.61	25.57	20.36
Fourth Quarter	33.55	28.27	29.44	24.10

We have not declared or paid cash dividends on our common stock and we do not plan to pay cash dividends to our shareholders in the near future. As of December 31, 2007, our common stock was held by approximately 3,700 shareholders of record or through nominee or street name accounts with brokers.

Information related to our repurchases of our common stock by month in the fourth quarter of fiscal 2007 is as follows:
(in thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased (1)	per Share	or Programs	Programs (2)

Sep. 1, 2007 — Sep. 30, 2007	9	$30.51	—	9,286
Oct. 1, 2007 — Oct. 31, 2007	134	$31.87	134	9,866
Nov. 1, 2007 — Nov. 30, 2007	442	$31.58	442	9,424

Total	585	$31.63	576	9,424

(1)	8,601 shares were purchased from employees in settlement of payroll withholding obligations relating to the vesting of restricted share awards.

(2)	In September 2007, our Board of Directors authorized, for the period from October 1, 2007 through September 30, 2008, the purchase of up to 10,000,000 shares of our common stock. This authorization superseded the previous authorization that expired on September 30, 2007.
Item 6. Selected Financial Data
The following tables set forth selected financial data for the last five fiscal years.
(In thousands, except per share data)

Year ended November 30,	2007	2006	2005	2004	2003

Revenue	$493,500	$447,063	$405,376	$362,662	$309,060
Income from operations	57,216	40,943	59,950	42,414	32,421
Net income	42,280	29,401	46,257	29,368	24,148
Basic earnings per share	1.02	0.72	1.21	0.82	0.71
Diluted earnings per share	0.96	0.68	1.12	0.76	0.65
Cash and short-term investments	339,525	241,315	266,420	191,267	219,131
Total assets	761,828	670,239	561,715	446,814	367,770
Long-term debt, including current portion	1,657	1,938	2,200	2,438	—
Shareholders’ equity	517,874	444,564	374,004	265,317	220,760

We have completed a number of acquisitions during fiscal years 2003 through 2006 which may affect year over year comparisons of our selected financial data. See a description of recent acquisitions under the heading “Overview” in Item 7.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We develop, market and distribute software to simplify and accelerate the development, deployment, integration and management of business applications. Our mission is to deliver software products and services that empower partners and customers to improve their development, deployment, integration and management of quality applications worldwide. Our products include development tools, databases, application servers, messaging servers, application management tools, data connectivity products and integration products that enable the highly distributed deployment of responsive applications across internal networks, the Internet and occasionally-connected users. Through our various operating units, we market our products globally to a broad range of organizations in manufacturing, distribution, finance, retail, healthcare, telecommunications, government and many other fields. We derive a significant portion of our revenue from international operations. In the first half of fiscal 2006, the strengthening of the U.S. dollar against most major currencies, primarily the euro, the British pound and the Brazilian real, negatively affected the translation of our operating results into U.S. dollars. In the second half of fiscal 2006 and all of fiscal 2007, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the translation of our operating results into U.S. dollars.

In fiscal 2007, we conducted business through three primary operating units. Our principal operating unit conducts business as the OpenEdge Division. The OpenEdge Division provides the Progress® OpenEdge platform, a set of development and deployment technologies, including the OpenEdge RDBMS, one of the leading embedded databases, for building business applications. Another operating unit, the Enterprise Infrastructure Division, is focused on enterprise application integration and the market for the enterprise service bus, or ESB, and provides distributed infrastructure products that integrate applications and orchestrate business processes across the extended enterprise. This operating unit also provides event stream processing, data management, data access and synchronization products to enable the real-time enterprise. The third operating unit, DataDirect, provides standards-based data connectivity software. The Apama operating unit is included as part of our Enterprise Infrastructure segment, and the EasyAsk operating unit is included as part of our OpenEdge segment.
We did not make any acquisitions in fiscal 2007. In fiscal years 2005 and 2006, we completed a number of acquisitions, including Apama, Inc. in April 2005, EasyAsk, Inc. in May 2005, Actional Corporation (Actional) in January 2006, NEON Systems, Inc. (NEON) in January 2006, Pantero Corporation in June 2006, and OpenAccess Software Inc. in November 2006. These acquisitions were designed to expand the size and breadth of our business and/or add complementary products and technologies to existing product sets.
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
Goodwill and Intangible Assets — We had goodwill and net intangible assets of $209.0 million at November 30, 2007. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In fact, during the fourth quarter of 2007, we did identify events that gave rise to a challenge of the carrying amounts of goodwill and resulted in a write-down. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize discounted cash flow models or valuation models to assist in determining the fair value of our operating units. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting — We had a net deferred tax asset of $27.8 million at November 30, 2007. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made. In fiscal 2008, we will adopt FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” We are currently evaluating the adoption of FIN 48, but it will likely result in a change to the amount of reserves for prior year taxes. Such changes will be recorded directly through equity. See Note 1 of the Consolidated Financial Statements appearing in this Form 10-K.
Stock-Based Compensation — We account for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, “Accounting for Stock-Based Compensation” (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of fiscal 2008. We are currently evaluating the adoption of FIN 48, but it will likely result in a change to the amount of reserves for prior year taxes. Such changes will be recorded directly through equity.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 for us was December 1, 2007.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R establishes a framework to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R to any acquisition after the date of adoption.
Results of Operations
The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of Total Revenue			Period-to-Period Change

				2007	2006
				Compared	Compared
Year Ended November 30,	2007	2006	2005	to 2006	to 2005

Revenue:
Software licenses	38%	39%	39%	6%	12%
Maintenance and services	62	61	61	13	9

Total revenue	100	100	100	10	10

Costs of revenue:
Cost of software licenses	2	1	2	8	(9)
Cost of maintenance and services	14	14	14	12	10
Amortization of acquired intangibles for purchased technology	2	2	1	24	59

Total costs of revenue	18	17	17	13	11

Gross profit	82	83	83	10	10

Operating expenses:
Sales and marketing	39	42	39	3	17
Product development	16	17	15	4	21
General and administrative	12	13	11	10	31
Amortization of other acquired intangibles	1	2	1	(1)	72
Compensation expense from repurchase of subsidiary stock options	—	—	1	*	*
Impairment of goodwill	2	—	—	*	*
Acquisition-related expenses, net	—	—	1	*	(46)

Total operating expenses	70	74	68	6	19

Income from operations	12	9	15	40	(32)
Other income (expense), net	1	1	0	69	50

Income before provision for income taxes	13	10	15	43	(28)
Provision for income taxes	4	3	4	41	(4)

Net income	9%	7%	11%	44%	(36)%

*	not meaningful
Fiscal 2007 Compared to Fiscal 2006
Revenue. Our total revenue increased 10% from $447.1 million in fiscal 2006 to $493.5 million in fiscal 2007. Total revenue would have increased by 5% if exchange rates had been constant in fiscal 2007 as compared to exchange rates in effect in fiscal 2006. Our revenue increased principally due to an increase in the number of software licenses sold and maintenance sales from our major products. Changes in prices in fiscal 2007 from fiscal 2006 did not have a significant impact on our revenue.
Revenue from the OpenEdge product line increased 6% from $316.5 million in fiscal 2006 to $336.6 million in fiscal 2007. Revenue from the Enterprise Infrastructure product line increased 21% from $68.6 million in fiscal 2006 to $83.0 million in fiscal 2007. Revenue from the DataDirect product line increased 19% from $61.9 million in fiscal 2006 to $73.9 million in fiscal 2007.

Software license revenue increased 6% from $175.8 million in fiscal 2006 to $187.1 million in fiscal 2007. Software license revenue would have increased by 2% if exchange rates had been constant in fiscal 2007 as compared to exchange rates in effect in fiscal 2006. The increase in software license revenue in fiscal 2007, excluding the impact of changes in exchange rates, was primarily due to growth from the DataDirect and Enterprise Infrastructure product lines, partially offset by a slight decline in the OpenEdge product line. The DataDirect and Enterprise Infrastructure product lines accounted for 45% of software license revenue in fiscal 2007 as compared to 42% in fiscal 2006. Software license revenue from indirect channels, including application partners and OEMs, and from sales to direct end-users, both increased in fiscal 2007 as compared to fiscal 2006.
Maintenance and services revenue increased 13% from $271.2 million in fiscal 2006 to $306.4 million in fiscal 2007. Maintenance and services revenue would have increased by 8% if exchange rates had been constant in fiscal 2007 as compared to exchange rates in effect in fiscal 2006. The increase in maintenance and services revenue, excluding the impact of changes in exchange rates, was primarily the result of growth in our installed customer base, renewal of maintenance agreements and an increase in professional services revenue.
Total revenue generated in markets outside North America increased 16% from $243.8 million in fiscal 2006 to $281.7 million in fiscal 2007 and represented 54% of total revenue in fiscal 2006 and 57% of total revenue in fiscal 2007. Revenue from the three major regions outside of North America, consisting of EMEA, Latin America and Asia Pacific, each increased in fiscal 2007 as compared to fiscal 2006. Total revenue generated in markets outside North America would have represented 55% of total revenue if exchange rates had been constant in fiscal 2007 as compared to the exchange rates in effect in fiscal 2006. The increase in the percentage of business derived from international operations in fiscal 2007 is primarily the result of the positive impact of foreign exchange rates in fiscal 2007 and the success of our newer product lines.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of product media, documentation, duplication, packaging, electronic software distribution, royalties and amortization of capitalized software costs. Cost of software licenses increased 8% from $7.4 million in fiscal 2006 to $8.1 million in fiscal 2007, and remained the same percentage of software license revenue at 4%. The dollar increase was primarily due to higher royalty expense associated with the sale of third-party products. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing technical support, education and consulting. Cost of maintenance and services increased 12% from $61.2 million in fiscal 2006 to $68.6 million in fiscal 2007, but decreased as a percentage of maintenance and services revenue from 23% to 22%. The total dollar amount in fiscal 2007 increased due to higher usage of third-party contractors for professional service engagements. Our technical support, education and consulting headcount increased by 1% from the end of fiscal 2006 to the end of fiscal 2007.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased from $8.2 million in fiscal 2006 to $10.1 million in fiscal 2007. The increase was due to a full year of amortization expense in fiscal 2007 associated with the acquisitions of NEON, Actional, Pantero and OpenAccess, as these acquisitions occurred at various times in fiscal 2006.
Gross Profit. Our gross profit increased 10% from $370.3 million in fiscal 2006 to $406.7 million in fiscal 2007. The gross profit percentage decreased slightly from 83% of total revenue in fiscal 2006 to 82% in fiscal 2007. The slight decrease in gross profit margin was due to consulting and education revenue, which has the lowest margin, increasing at a faster rate of growth than both software license revenue and maintenance revenue.
Sales and Marketing. Sales and marketing expenses increased 3% from $186.3 million in fiscal 2006 to $191.4 million in fiscal 2007, but decreased as a percentage of revenue from 42% to 39%. The increase in sales and marketing expenses was primarily due to changes in foreign exchange rates, partially offset by a decrease in marketing program expense. Sales and marketing expenses as a percentage of total revenue decreased in fiscal 2007 as compared to fiscal 2006 due to improved field sales productivity. Our sales support and marketing headcount increased by less than 1% from the end of fiscal 2006 to the end of fiscal 2007.
Product Development. Product development expenses increased 4% from $77.3 million in fiscal 2006 to $80.3 million in fiscal 2007, but decreased as a percentage of revenue from 17% to 16%. The dollar increase was primarily due to a full year of expenses related to the development teams associated with the Actional and NEON acquisitions, which occurred at the end of the first quarter of fiscal 2006. Our product development expenses also benefited from additional development activities at our offshore development center in India. There were no capitalized software development costs in either fiscal 2006 or fiscal 2007, due to the timing and stage of development of projects that might otherwise qualify for capitalization under our software capitalization policy. Our product development headcount remained flat from the end of fiscal 2006 to the end of fiscal 2007.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 10% from $56.6 million in fiscal 2006 to $62.3 million in fiscal 2007, but decreased as a percentage of revenue from 13% to 12%. The dollar increase was primarily due to a write-down associated with a portion of the implementation of a new ERP system of $2.4 million, incremental stock-based compensation expense associated with the re-grant of stock options to members of the compensation committee and the impact of changes in foreign exchange rates. General and administrative expenses in fiscal 2007 also include $3.7 million of professional services fees related to the derivative lawsuits and investigation of our historical stock option grant practices as compared to $3.4 million in fiscal 2006. Our administrative headcount increased by 2% from the end of fiscal 2006 to the end of fiscal 2007.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of other acquired intangibles decreased slightly from $7.4 million in fiscal 2006 to $7.3 million in fiscal 2007.
Impairment of Goodwill. In the fourth quarter of fiscal 2007, an interim impairment test was performed as recent circumstances indicated that an impairment may have occurred in our EasyAsk reporting unit. Based on the interim impairment testing, it was determined that the EasyAsk reporting unit’s carrying value exceeded its fair value. As a result, we recorded an impairment loss of approximately $8.2 million, which was equal to the amount by which the carrying value of goodwill assigned to the EasyAsk reporting unit exceeded its implied fair value. No impairment of goodwill was recorded in any of our other reporting units as the fair values of our other reporting units exceeded their carrying values.
Acquisition-Related Expenses. Acquisition-related expenses for fiscal 2006 include $0.9 million of expenses for retention bonuses to Apama and EasyAsk employees who joined us in fiscal 2005 and $0.9 million of in-process research and development from the acquisition of NEON, which was expensed when the acquisition was consummated because the technological feasibility of several products under development at the time of the acquisition had not been achieved and no alternate future uses had been established. The value of in-process research and development was determined based on an appraisal from an independent third party. There were no such amounts in fiscal 2007.
Income from Operations. Income from operations increased 40% from $40.9 million in fiscal 2006 to $57.2 million in fiscal 2007 and increased as a percentage of total revenue from 9% in fiscal 2006 to 12% in fiscal 2007. The increase in income from operations in fiscal 2007 as compared to fiscal 2006 was primarily due to improved profitability in each of our reportable segments. Income from operations in our OpenEdge segment increased 5% from $123.4 million in fiscal 2006 to $129.3 million in fiscal 2007. Losses from operations in our Enterprise Infrastructure segment decreased by 19% from $29.1 million in fiscal 2006 to $23.7 million in fiscal 2007. Income from operations in our DataDirect segment increased 161% from $3.3 million in fiscal 2006 to $8.7 million in fiscal 2007. See Note 11 of the Consolidated Financial Statements appearing in this Form 10-K for a reconciliation of segment income from operations to consolidated income from operations.
Other Income. Other income increased 69% from $4.6 million in fiscal 2006 to $7.8 million in fiscal 2007. The increase was primarily related to an increase in interest income, resulting from higher interest rates and higher average cash and short-term investment balances, and lower foreign exchange losses.
Provision for Income Taxes. Our effective tax rate decreased from 36% in fiscal 2006 to 35% in fiscal 2007. The decrease in the effective tax rate in fiscal 2007 as compared to fiscal 2006 was primarily due to the utilization of research and development credits in fiscal 2007. See Note 9 of the Consolidated Financial Statements appearing in this Form 10-K for further discussion.
Fiscal 2006 Compared to Fiscal 2005
Revenue. Our total revenue increased 10% from $405.4 million in fiscal 2005 to $447.1 million in fiscal 2006. Total revenue would have increased by 11% if exchange rates had been constant in fiscal 2006 as compared to exchange rates in effect in fiscal 2005. Our revenue increased principally due to an increase in the number of software licenses sold. Changes in prices in fiscal 2006 from fiscal 2005 did not have a significant impact on our revenue.

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
Maintenance and services revenue increased 9% from $248.5 million in fiscal 2005 to $271.2 million in fiscal 2006. The increase in maintenance and services revenue was primarily the result of growth in our installed customer base, renewal of maintenance agreements and an increase in professional services revenue. Foreign exchange rate impact on maintenance and services revenue in fiscal year 2006 as compared to fiscal year 2005 was nominal.
Total revenue generated in markets outside North America increased 6% from $229.4 million in fiscal 2005 to $243.8 million in fiscal 2006 and represented 57% of total revenue in fiscal 2005 and 54% of total revenue in fiscal 2006. Revenue from the three major regions outside of North America, consisting of EMEA, Latin America and Asia Pacific, each increased in fiscal 2006 as compared to fiscal 2005. Total revenue generated in markets outside North America would have represented 55% of total revenue if exchange rates had been constant in fiscal 2006 as compared to the exchange rates in effect in fiscal 2005. The decrease in the percentage of business derived from international operations in fiscal 2006 is primarily the result of the higher percentage increase in revenue generated in markets within North America.
Cost of Software Licenses. Cost of software licenses decreased 9% from $8.2 million in fiscal 2005 to $7.4 million in fiscal 2006, and decreased as a percentage of software license revenue from 5% to 4%. The dollar decrease was primarily due to lower royalty expense associated with the sale of third-party product sales and increased adoption by customers of electronic software delivery. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services increased 10% from $55.8 million in fiscal 2005 to $61.2 million in fiscal 2006, and increased as a percentage of maintenance and services revenue from 22% to 23%. The total dollar amount in fiscal 2006 increased due to an increase in stock-based compensation and higher usage of third-party contractors for service engagements. Cost of maintenance and services expenses included $1.6 million of stock-based compensation in fiscal 2006 as compared to $0.2 million of stock-based compensation in fiscal 2005. Our technical support, education and consulting headcount decreased by 6% from the end of fiscal 2005 to the end of fiscal 2006.
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
Sales and Marketing. Sales and marketing expenses increased 17% from $158.5 million in fiscal 2005 to $186.3 million in fiscal 2006, and increased as a percentage of revenue from 39% to 42%. The increase in sales and marketing expenses was due to an increase in stock-based compensation, the addition of sales and marketing personnel and related expenses resulting from the acquisitions of Actional, NEON and Pantero, a slight increase in variable compensation expense as a result of increased sales and an increase in severance related costs. In fiscal 2006, sales and marketing expenses included $8.4 million of stock-

based compensation compared to $1.1 million of stock-based compensation in fiscal 2005. Our sales support and marketing headcount increased by 4% from the end of fiscal 2005 to the end of fiscal 2006.
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
General and Administrative. General and administrative expenses increased 31% from $43.3 million in fiscal 2005 to $56.6 million in fiscal 2006, and increased as a percentage of revenue from 11% to 13%. The dollar increase was primarily due to an increase in stock-based compensation, headcount related costs and higher legal and accounting costs related to the stock option review. General and administrative expenses included $7.2 million of stock-based compensation compared to $0.9 million of stock-based compensation in fiscal 2005. Professional services fees related to the stock option review totaled $3.4 million in fiscal 2006 as compared to none in fiscal 2005. Our administrative headcount increased 4% from the end of fiscal 2005 to the end of fiscal 2006.
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
Provision for Income Taxes. Our effective tax rate increased from 27% in fiscal 2005 to 36% in fiscal 2006. During the third quarter of fiscal 2005, the IRS completed an examination of our U.S. income tax returns for fiscal years through 2002. The provision for taxes in fiscal 2005 includes a tax benefit of $3.8 million resulting from the reversal of accruals for estimated income tax liabilities that were no longer required. The increase in the effective tax rate in fiscal 2006 as compared to fiscal

2005 was primarily due to this benefit and non-deductible stock-based compensation expenses in fiscal 2006. See Note 9 of the Consolidated Financial Statements appearing in this Form 10-K for further discussion.
Liquidity and Capital Resources
Our cash and short-term investments totaled $339.5 million and $241.3 million at November 30, 2007 and 2006, respectively. The increase of $98.2 million from the end of fiscal 2006 resulted primarily from cash generated from operations.
We held approximately $240 million in tax-exempt auction rate securities at November 30, 2007, and none of these investments have been impaired during the recent sub-prime mortgage market crisis. Our investments in auction rate securities consist principally of insured governmental debt obligations .None of the auction rate securities in our portfolio are asset or mortgage-backed, and there have been no failed auctions related to those securities. If an auction were to fail for securities in which we have invested, the investment will not be liquid. In the event that we need access to these funds, we will not be able to do so until a future auction is successful, the issuer redeems the outstanding securities or the securities mature which in substantially all cases is in excess of one year. If an issuer of the securities is unable to successfully close future auctions and its credit rating deteriorates or adverse developments occur in the bond insurance market, we may be required to adjust the carrying value of our auction rate securities through a future impairment charge.
We generated cash from operations of $104.0 million in fiscal year 2007, $67.9 million in fiscal year 2006, and $80.6 million in fiscal year 2005. The components of our cash flows from operations for fiscal years 2007, 2006 and 2005 are as follows:
(In thousands)

Year Ended November 30,	2007	2006	2005

Net income	$42,280	$29,401	$46,257
Depreciation, amortization and other noncash charges	58,675	47,181	20,934
Tax benefit from stock plans	1,614	1,064	17,745
Changes in operating assets and liabilities	1,438	(9,731)	(4,306)

Total	$104,007	$67,915	$80,630

Accounts receivable at November 30, 2007 increased by $11.2 million from the end of fiscal 2006. The increase was primarily the result of higher revenue. Accounts receivable days sales outstanding (DSO) increased year over year by one day to 62 days at the end of fiscal 2007 as compared to 61 days at the end of fiscal 2006 and 56 days at the end of fiscal 2005. We target a DSO range of 60 to 80 days.
We purchased $18.3 million of property and equipment in fiscal year 2007, $21.7 million in fiscal year 2006 and $10.9 million in fiscal year 2005. The amount for fiscal 2006 included the purchase of a building adjacent to our headquarters for $6.3 million. The increase in fiscal 2007 and fiscal 2006 as compared to fiscal 2005 was also due to costs associated with our ongoing ERP implementation. The remaining amounts in each fiscal year consisted primarily of computer equipment, software and building and leasehold improvements. We financed these purchases primarily from cash generated from operations.
We purchased and retired 1,290,000 shares of our common stock for $38.0 million in fiscal year 2007, 481,000 shares for $13.0 million in fiscal year 2006, and 461,000 shares for $11.7 million in fiscal year 2005. Since beginning our stock repurchase program in 1996, we have purchased and retired 20,490,000 shares at a cost of $253.4 million. In September 2007, our Board of Directors authorized, for the period from October 1, 2007 through September 30, 2008, the purchase of up to 10,000,000 shares of our common stock, at such times and at such prices that we deem such purchases to be an effective use of cash.
In fiscal 2007, we purchased certain technology for use in our products for $1.8 million.
In fiscal years 2006 and 2005, we used cash and stock to complete several acquisitions. Each of these acquisitions was accounted for as a purchase, and accordingly, the results of operations of the acquired companies are included in our operating results from the date of acquisition. In each case, the cash portion of the purchase price was paid from available funds:

•	On November 6, 2006, we acquired the stock of OpenAccess Software Inc. for an aggregate purchase price of $6.0 million, net of cash acquired.

•	On June 19, 2006, we acquired the stock of Pantero Corporation for an aggregate purchase price of $5.7 million, net of cash acquired.

•	On January 30, 2006, we acquired approximately 91% of the outstanding shares of common stock of NEON Systems, Inc. (NEON), and we acquired the remaining outstanding shares of common stock of NEON on February 2, 2006. The aggregate purchase price of the acquisition was approximately $51.9 million, net of cash acquired. The purchase price also included the value of in-the-money stock options and warrants.

•	On January 20, 2006, we acquired for a combination of cash and stock the stock of Actional Corporation (Actional) for an aggregate purchase price of approximately $29.2 million, net of cash acquired.

•	In May 2005, we acquired substantially all of the assets and assumed certain liabilities of EasyAsk for an aggregate purchase price of approximately $9.0 million, net of cash acquired.

•	In April 2005, we acquired the stock of Apama for an aggregate purchase price of approximately $24.7 million, net of cash acquired.
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
Revenue Backlog — Our aggregate revenue backlog at November 30, 2007 was approximately $178 million, of which $147 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At November 30, 2007, the remaining amount of backlog of approximately $31 million was composed of multi-year licensing arrangements of approximately $21 million and open software license orders received but not shipped of approximately $10 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
Our aggregate revenue backlog at November 30, 2006 was approximately $160 million, of which $127 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At November 30, 2006, the remaining amount of backlog of approximately $33 million was composed of multi-year licensing arrangements of approximately $23 million and open software license orders received but not shipped of approximately $10 million.
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

Contractual Obligations
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K. The following table details our contractual obligations as of November 30, 2007:
(In thousands)

	Payments Due by Period

		Less than 1	1-3	3-5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-term debt	$1,657	$305	$688	$664	$—
Interest payment on long-term debt	336	122	166	48	—
Payments for re-pricing of stock options	3,428	3,304	124	—	—
Operating leases	41,968	11,779	15,034	9,666	5,489

Total	$47,389	$15,510	$16,012	$10,378	$5,489

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.
Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. Our investments have an average remaining maturity of less than two years and are primarily fixed-rate instruments. In addition, we have classified all of our debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date because changes in fair value due to market changes in interest rates are recorded on the balance sheet in accumulated other comprehensive income. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial.
We use derivative instruments to manage exposures to fluctuations in the value of foreign currencies, which exist as part of our on-going business operations. Certain assets and forecasted transactions are exposed to foreign currency risk. Our objective for holding derivatives is to eliminate or reduce the impact of these exposures. We periodically monitor our foreign currency exposures to enhance the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, British pound, Brazilian real, Japanese yen and Australian dollar. We do not enter into derivative instruments for speculative purposes, nor do we hold or issue any derivative instruments for trading purposes. We enter into certain derivative instruments that may not be designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Although these derivatives do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of such derivative instruments that are not accounted for as hedges are recognized in earnings.
We use foreign currency option contracts that are not designated as hedging instruments under SFAS 133, to hedge a portion of forecasted international intercompany revenue for up to one year in the future. There were outstanding foreign currency option contracts with a fair value of $0.7 million (and a notional value of $129.6 million) at November 30, 2007. Major U.S. multinational banks are counterparties to the option contracts. We also use forward contracts that are not designated as hedging instruments under SFAS 133 to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. The unrealized gains (losses) of our outstanding foreign currency forward contracts were $(0.3) million and $0.4 million at November 30, 2007 and 2006, respectively.

The foreign exchange exposure from a 10% movement of currency exchange rates would have a material impact on our revenue and net income. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 5% and our net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.
The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2007 where the notional amount is determined using contract exchange rates:
(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$6,724	1.14
Brazilian real	$1,278	—	1.80
Euro	—	41,606	0.68
Japanese yen	4,564	—	109.55
U.K. pound	—	30,581	0.48

	$5,842	$78,911

*	expressed as local currency unit per U.S. dollar

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Progress Software Corporation:
Bedford, MA
We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the “Company”) as of November 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and subsidiaries as of November 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for share-based payments upon the adoption of Financial Accounting Standards Board No. 123(R), Share-Based Payment, effective December 1, 2005.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
January 29, 2008

Consolidated Financial Statements
Consolidated Balance Sheets
(In thousands, except share data)

November 30,	2007	2006

Assets
Current assets:
Cash and equivalents	$53,879	$46,449
Short-term investments	285,646	194,866

Total cash and short-term investments	339,525	241,315
Accounts receivable (less allowances of $9,458 in 2007 and $8,549 in 2006)	93,998	82,762
Other current assets	17,891	17,943
Deferred income taxes	13,009	18,119

Total current assets	464,423	360,139

Property and equipment, net	64,949	57,585
Intangible assets, net	59,931	75,069
Goodwill	149,057	157,858
Deferred income taxes	17,617	14,153
Other assets	5,851	5,435

Total	$761,828	$670,239

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$305	$281
Accounts payable	12,684	15,034
Accrued compensation and related taxes	50,092	48,398
Income taxes payable	3,409	6,316
Other accrued liabilities	26,493	23,166
Short-term deferred revenue	135,487	120,974

Total current liabilities	228,470	214,169

Long-term debt, less current portion	1,352	1,657

Long-term deferred revenue	11,200	6,355

Deferred income taxes	2,817	3,494

Other noncurrent liabilities	115	—

Commitments and contingencies (note 10)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none
Common stock, $.01 par value, and additional paid-in capital; authorized, 100,000,000 shares; issued and outstanding, 42,380,338 in 2007 and 41,177,361 in 2006	240,647	197,748
Retained earnings, including accumulated other comprehensive income of $4,833 in 2007 and $1,106 in 2006	277,227	246,816

Total shareholders’ equity	517,874	444,564

Total	$761,828	$670,239

See notes to consolidated financial statements.

Consolidated Statements of Operations
(In thousands, except per share data)

Year Ended November 30,	2007	2006	2005

Revenue:
Software licenses	$187,080	$175,845	$156,846
Maintenance and services	306,420	271,218	248,530

Total revenue	493,500	447,063	405,376

Costs of revenue:
Cost of software licenses	8,050	7,441	8,170
Cost of maintenance and services	68,614	61,196	55,752
Amortization of acquired intangibles for purchased technology	10,092	8,150	5,122

Total costs of revenue	86,756	76,787	69,044

Gross profit	406,744	370,276	336,332

Operating expenses:
Sales and marketing	191,436	186,286	158,544
Product development	80,345	77,269	64,010
General and administrative	62,270	56,571	43,345
Amortization of other acquired intangibles	7,303	7,358	4,277
Compensation expense from repurchase of subsidiary stock options	—	—	2,803
Impairment of goodwill	8,174	—	—
Acquisition-related expenses, net	—	1,849	3,403

Total operating expenses	349,528	329,333	276,382

Income from operations	57,216	40,943	59,950

Other income (expense):
Interest income and other	9,862	7,544	5,257
Foreign currency loss	(2,031)	(2,904)	(2,158)

Total other income, net	7,831	4,640	3,099

Income before provision for income taxes	65,047	45,583	63,049
Provision for income taxes	22,767	16,182	16,792

Net income	$42,280	$29,401	$46,257

Earnings per share:
Basic	$1.02	$0.72	$1.21
Diluted	$0.96	$0.68	$1.12

Weighted average shares outstanding:
Basic	41,554	40,976	38,227
Diluted	43,943	43,269	41,424

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(In thousands)

Year Ended November 30,	2007	2006	2005

Common stock and additional paid-in capital:
Balance, beginning of year	$197,748	$160,911	$87,725
Exercise of employee stock options	36,144	7,514	49,822
Issuance of stock under the employee stock purchase plan	6,248	5,484	5,373
Repurchase of common stock	(22,329)	(8,309)	(6,932)
Repurchase of stock in subsidiary, net	—	—	(467)
Present value of payments for re-pricing of stock options	(2,604)	—	—
Stock-based compensation	20,878	22,405	2,611
Issuance of restricted stock	—	—	5,840
Issuance of shares in connection with Actional business combination	—	13,510	—
Tax benefit from stock plans	4,562	1,939	16,939
Reclassification from deferred compensation	—	(5,706)	—

Balance, end of year	240,647	197,748	160,911

Deferred compensation:
Balance, beginning of year	—	(5,706)	—
Issuance of restricted stock	—	—	(5,840)
Recognition of compensation expense	—	—	134
Reclassification to additional paid-in capital	—	5,706	—

Balance, end of year	—	—	(5,706)

Retained earnings:
Balance, beginning of year	246,816	218,799	177,592

Net income	42,280	29,401	46,257
Other comprehensive income:
Unrealized gains (losses) on investments, net of tax	158	148	(100)
Unrealized gains (losses) on foreign exchange hedging contracts, net of tax	—	—	593
Translation adjustments, net of tax	3,569	3,140	(761)

Comprehensive income	46,007	32,689	45,989
Repurchase of common stock	(15,596)	(4,672)	(4,782)

Balance, end of year	277,227	246,816	218,799

Total shareholders’ equity	$517,874	$444,564	$374,004

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

Year Ended November 30,	2007	2006	2005

Cash flows from operating activities:
Net income	$42,280	$29,401	$46,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,492	9,093	8,547
Impairment of certain ERP costs	2,388	—	—
Loss on disposal of fixed assets	173	—	—
Amortization of capitalized software costs	175	175	243
Amortization of intangible assets	17,395	15,508	9,399
Impairment of goodwill	8,174	—	—
Stock-based compensation	20,878	22,405	2,745
In-process research and development	—	900	—
Tax benefit from stock plans	4,562	1,939	17,745
Excess tax benefit from stock plans	(2,948)	(875)	—
Allowances for accounts receivable	968	1,150	648
Deferred income taxes	(4,127)	(7,219)	(5,896)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(8,255)	(7,224)	(5,141)
Other assets	973	(3,597)	1,628
Accounts payable and accrued expenses	(2,277)	(5,542)	6,281
Income taxes payable	1,350	5,091	(2,898)
Deferred revenue	12,806	6,710	1,072

Net cash provided by operating activities	104,007	67,915	80,630

Cash flows from investing activities:
Purchases of investments available for sale	(334,296)	(310,539)	(373,963)
Sales and maturities of investments available for sale	243,516	341,694	280,765
Purchases of property and equipment	(18,482)	(21,738)	(10,909)
Purchase of technology	(1,800)	—	—
Acquisitions, net of cash acquired and purchase price settlements	—	(79,288)	(31,488)
Decrease (increase) in other noncurrent assets	(547)	103	(2,390)

Net cash used for investing activities	(111,609)	(69,768)	(137,985)

Cash flows from financing activities:
Issuance of common stock	42,499	12,998	55,195
Repurchase of common stock	(38,031)	(12,981)	(11,714)
Repurchase of stock in subsidiary, net	—	—	(467)
Excess tax benefit from stock plans	2,948	875	—
Payment of long-term debt	(281)	(262)	(238)

Net cash provided by financing activities	7,135	630	42,776

Effect of exchange rate changes on cash	7,897	7,274	(3,462)

Net increase (decrease) in cash and equivalents	7,430	6,051	(18,041)
Cash and equivalents, beginning of year	46,449	40,398	58,439

Cash and equivalents, end of year	$53,879	$46,449	$40,398

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1: Nature of Business and Summary of Significant Accounting Policies
The Company
We are a global supplier of software and services for the development, deployment, integration and management of business applications deployed in a distributed, Web-based or client/server environment. We develop, market and distribute our products to business, industry and governments worldwide. We also provide consulting, training and technical support services.
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
Basis of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries. We eliminate all intercompany balances and transactions.
Reclassification
We have reclassified certain amounts in the fiscal 2006 cash flow presentation of operations to conform to the fiscal 2007 cash flow presentation. We have not changed operating, investing or financing cash flows as a result of this reclassification. The following table details the reclassification:
(In thousands)

Year Ended November 30,	2006	2006

	(As previously reported)	(As reclassified)
Cash flows from operating activities:
Tax benefit from stock plans	$1,064	$1,939
Excess tax benefit from stock plans	—	(875)

Foreign Currency Translation
For foreign operations where the local currency is considered to be the functional currency, we translate assets and liabilities into U.S. dollars at the exchange rate on the balance sheet date. We translate income and expense items at average rates of exchange prevailing during each period. We accumulate translation adjustments in other comprehensive income (loss), a component of shareholders’ equity.
For foreign operations where the U.S. dollar is considered to be the functional currency, we translate monetary assets and liabilities into U.S. dollars at the exchange rate on the balance sheet date. We re-measure non-monetary assets and liabilities into U.S. dollars at historical exchange rates. We translate income and expense items at average rates of exchange prevailing during each period. We recognize translation adjustments currently as a component of foreign currency gain or loss.

Revenue Recognition
We recognize software license revenue upon shipment of the product or, if delivered electronically, when the customer has the right to access the software, provided that the license fee is fixed or determinable, persuasive evidence of an arrangement exists and collection is probable. We do not license our software with a right of return and generally do not license our software with conditions of acceptance. If an arrangement does contain conditions of acceptance, we defer recognition of the revenue until the acceptance criteria are met or the period of acceptance has passed. If software licenses are sold on a subscription basis, we recognize the license fee over the subscription period. We generally recognize revenue for products distributed through application partners and distributors when sold through to the end-user.
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
We generally recognize revenue from software licenses sold together with maintenance and/or consulting services upon shipment using the residual method, provided that the above criteria have been met. If VSOE of fair value for the undelivered elements cannot be established, we defer all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, then we recognize the entire fee ratably. If payment of the software license fees is dependent upon the performance of consulting services or the consulting services are essential to the functionality of the licensed software, then we recognize both the software license and consulting fees using the percentage completion method.
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
A summary of activity in the allowances against accounts receivable is as follows:
(In thousands)

Year Ended November 30,	2007	2006	2005

Beginning balance	$8,549	$8,639	$8,710
Charged to costs and expenses	968	1,150	648
Write-offs and other	(59)	(1,240)	(719)

Ending balance	$9,458	$8,549	$8,639

Cash Equivalents and Short-Term Investments
Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. We classify short-term investments, which consist primarily of auction rate securities and state and municipal obligations, as investments available for sale which are stated at fair value. We include aggregate unrealized holding gains and losses as a component of accumulated other comprehensive income in shareholders’ equity.

Supplemental Cash Flow Information
In fiscal years 2007, 2006 and 2005, we paid $21.7 million, $17.3 million and $8.4 million in income taxes, respectively. Refunds from the Internal Revenue Service in fiscal 2007 were insignificant. In fiscal years 2006 and 2005, we received refunds from the Internal Revenue Service of $1.3 million and $1.7 million, respectively, related to the filing of original tax returns and amended tax returns from prior years.
In fiscal year 2007, cash paid for interest on the mortgage totaled $0.1 million. In fiscal years 2006 and 2005, cash paid for interest on the mortgage totaled $0.2 million in each year.
In fiscal 2006, we issued 460,011 shares of our common stock in connection with the acquisition of Actional Corporation. The total value of these shares was $13.5 million.
In fiscal 2007, we recorded a liability of approximately $2.5 million for the present value of the fully vested cash payments to be paid in January 2008 as part of the tender offer that concluded in April 2007, of which $0.5 million was charged to stock-based compensation expense and $2.0 million was recorded as a reduction to additional paid-in capital. We also recorded a liability of $0.7 million for the present value of the cash payments to be paid in up to five installments, depending on the vest schedules of each individual, through October 2009 as part of individual option amendment agreements. Approximately $0.1 million of this liability represented the fully vested portion of the incremental fair value of the new options and was recorded as stock-based compensation expense and $0.6 million was recorded as a reduction in additional paid-in capital
Concentration of Credit Risk
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
Fair Value of Financial Instruments
The carrying amount of our cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. We base the fair value of investments available for sale on current market value (Note 2). The carrying value of long-term debt (Note 10) approximates its fair value. We measure and record derivative financial instruments at fair value (Note 3).
Property and Equipment
We record property and equipment at cost. We record property and equipment purchased in business combinations at fair values which are then treated as the cost. We provide for depreciation and amortization on the straight-line method over the estimated useful lives of the related assets or the remaining initial or current terms of leases, whichever is shorter. Useful lives by major asset class are as follows: computer equipment and software, three to seven years; buildings and improvements, five to thirty-nine years; and furniture and fixtures, five to seven years.
Product Development Costs
We expense product development costs as incurred. We capitalize certain internally generated software development costs after technological feasibility of the product has been established. We amortize such costs as a component of cost of software licenses over the estimated life of the product (generally four years) in an amount equal to the greater of the amount computed using the ratio of current revenue to total expected revenue in the product’s life or the amount computed using the straight-line method. We periodically compare the unamortized costs of capitalized software to the expected future revenues for the products. If the unamortized costs exceed the expected future net realizable value, we write off the excess amount. There were no capitalized software costs included in other assets at November 30, 2007, and $0.2 million (net of accumulated amortization of $13.6 million) at November 30, 2006.

Goodwill, Other Intangible Assets and Long-lived Assets
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. For purposes of the annual impairment test, we assigned goodwill of $11.9 million to the reporting units comprising the OpenEdge operating segment, $57.2 million to the reporting units comprising the Enterprise Infrastructure reporting segment and $88.2 million to the reporting unit comprising the DataDirect reporting segment.
We evaluate goodwill or other intangible assets with indefinite useful lives for impairment annually or on an interim basis when events and circumstances arise that indicate an impairment may have occurred. To conduct these impairment tests of goodwill, we compare the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow models or valuation models. During fiscal 2007 and fiscal 2006, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2006 and December 15, 2005, the goodwill impairment measurement dates for fiscal 2007 and fiscal 2006, respectively. However, an interim impairment test was also performed in the fourth quarter of fiscal 2007 as recent circumstances indicated that an impairment may have occurred in our EasyAsk reporting unit. Based on the interim impairment testing, it was determined that the EasyAsk reporting unit’s carrying value exceeded its fair value. As a result, we recorded an impairment loss of approximately $8.2 million, which was equal to the amount by which the carrying value of goodwill assigned to the EasyAsk reporting unit exceeded its implied fair value. No impairment of goodwill was recorded in any of our other reporting units as the fair value of our other reporting units exceeded their carrying values.
Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased technology, capitalized software and customer-related intangibles). We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, we write down the asset to its estimated fair value based on a discounted cash flow analysis. In fiscal 2007, we recorded a write-down of long-lived assets associated with a portion of the implementation of a new ERP system of $2.4 million. The write-down was necessitated by the conclusion that it was not advisable to proceed further with the implementation of the third-party application.
Stock-based Compensation
On December 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment” (SFAS 123R) using the modified prospective transition method. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed.
Prior to adopting SFAS 123R, we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), as permitted by SFAS 123. Under APB 25, we recorded stock-based compensation expense associated with below-market grants of stock options but generally did not otherwise record any stock-based compensation.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in fiscal year 2005.

(In thousands, except per share data)

Year Ended November 30,	2005

Net income, as reported	$46,257
Add: stock-based compensation included above, net of tax	1,805
Less: stock-based compensation expense determined under fair value method for all awards, net of tax	(27,888)

Pro forma net income	$20,174

Earnings per share:
Basic, as reported	$1.21

Basic, pro forma	$0.53

Diluted, as reported	$1.12

Diluted, pro forma	$0.49

Income Taxes
We provide for deferred income taxes resulting from temporary differences between financial and taxable income. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be principally offset by foreign tax credits. Cumulative undistributed foreign earnings were approximately $57.0 million at November 30, 2007.
Comprehensive Income
The components of comprehensive income include, in addition to net income, unrealized gains and losses on investments, unrealized gains and losses on foreign exchange hedging contracts and foreign currency translation adjustments.
Accumulated other comprehensive income is made up of the following components:

(In thousands)

November 30,	2007	2006

Cumulative translation adjustment, net of tax	$4,722	$1,153
Accumulated unrealized gains (losses) on investments, net of tax	111	(47)

Total accumulated comprehensive income	$4,833	$1,106

The tax effect on cumulative translation adjustment in fiscal years 2007 and 2006 was $2.5 million and $0.6 million respectively. The tax effect on accumulated unrealized gains (losses) on investments was insignificant.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first quarter of fiscal 2008. We are currently evaluating the adoption of FIN 48, but it will likely result in a change to the amount of reserves for prior year taxes. Such changes will be recorded directly through equity.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 for us was December 1, 2007.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R establishes a framework to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R to any acquisition after the date of adoption.
Note 2: Short-Term Investments
A summary of our investments available for sale by major security type at November 30, 2007 is as follows:

(In thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value

Auction rate securities	$240,446	$—	$—	$240,446
State and municipal bond obligations	45,030	173	(3)	45,200

Total	$285,476	$173	$(3)	$285,646

A summary of our investments available for sale by major security type at November 30, 2006 is as follows:

(In thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Security Type	Cost	Gains	Losses	Value

Auction rate securities	$152,709	$—	$—	$152,709
State and municipal bond obligations	42,229	24	(96)	42,157

Total	$194,938	$24	$(96)	$194,866

The fair value of debt securities at November 30, 2007 and 2006 by contractual maturity, is as follows:

(In thousands)	2007	2006

Due in one year or less (1)	$261,287	$172,027
Due after one year	24,359	22,839

Total	$285,646	$194,866

(1)	Includes auction rate securities which are tendered for interest-rate setting purposes periodically throughout the year. In the event that a future tender is not able to be completed, the investment will not be liquid. In the event that we need access to these funds, we will not be able to do so until a future tender is successful, the issuer redeems the outstanding securities or the securities mature which in substantially all cases is in excess of one year.

Note 3: Derivative Instruments
We record all derivatives, whether designated in hedging relationships or not, on the balance sheet at fair value. We use derivative instruments to manage exposures to fluctuations in the value of foreign currencies, which exist as part of our on-going business operations. Certain assets and forecasted transactions are exposed to foreign currency risk. Our objective for holding derivatives is to eliminate or reduce the impact of these exposures. We periodically monitor our foreign currency exposures to enhance the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, British pound, Brazilian real, Japanese yen and Australian dollar. We do not enter into derivative instruments for speculative purposes, nor do we hold or issue any derivative instruments for trading purposes.
We enter into certain derivative instruments that are not designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Although these derivatives do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of such derivative instruments that are not accounted for as hedges are recognized in earnings.
We use foreign currency option contracts that are not designated as hedging instruments under SFAS 133, to hedge a portion of forecasted international intercompany revenue for up to one year in the future. There were outstanding foreign currency option contracts with a fair value of $0.7 million (and a notional value of $129.6 million) at November 30, 2007. Major U.S. multinational banks are counterparties to the option contracts. We also use forward contracts that are not designated as hedging instruments under SFAS 133 to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. The unrealized gains (losses) of our outstanding foreign currency forward contracts were $(0.3) million and $0.4 million at November 30, 2007 and 2006, respectively.
The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2007 where the notional amount is determined using contract exchange rates:

(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$6,724	1.14
Brazilian real	$1,278	—	1.80
Euro	—	41,606	0.68
Japanese yen	4,564	—	109.55
U.K. pound	—	30,581	0.48

	$5,842	$78,911

*	expressed as local currency unit per U.S. dollar

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

*      expressed as local currency unit per U.S. dollar
Note 4: Property and Equipment
Property and equipment consists of the following:

(In thousands)

November 30,	2007	2006

Computer equipment and software	$53,520	$59,316
Land, buildings and leasehold improvements	52,587	53,340
Furniture and fixtures	10,218	9,219

Total	116,325	121,875
Less accumulated depreciation and amortization	51,376	64,290

Property and equipment, net	$64,949	$57,585

In fiscal 2007, we recorded a write-down associated with a portion of the implementation of a new ERP system of $2.4 million. The write-down was necessitated by the conclusion that it was not advisable to proceed further with the implementation of the third-party application. In fiscal 2007, we also determined that certain fully-depreciated fixed assets were no longer in service or could not be located. The write-off of such assets totaled approximately $22.9 million. There was a loss of $0.2 million on the disposal of these assets.
Note 5: Intangible Assets and Goodwill
Intangible assets are composed of the following significant classes at November 30, 2007:

(In thousands)

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Purchased technology	$68,121	$29,969	$38,152
Customer-related and other	45,282	23,503	21,779

Total	$113,403	$53,472	$59,931

Intangible assets are composed of the following significant classes at November 30, 2006:

(In thousands)

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Purchased technology	$65,899	$19,679	$46,220
Customer-related and other	44,904	16,055	28,849

Total	$110,803	$35,734	$75,069

We amortize intangible assets assuming no expected residual value. The weighted average amortization period for all intangible assets is 6.6 years, including 6.5 years for purchased technology and 6.8 years for customer-related and other intangible assets. Amortization expense related to these intangible assets was $17.4 million, $15.5 million and $9.4 million in fiscal years 2007, 2006 and 2005, respectively. We estimate future amortization expense from intangible assets held as of November 30, 2007, to be approximately $15.7 million, $14.3 million, $13.4 million, $6.7 million and $4.9 million in fiscal years 2008, 2009, 2010, 2011 and 2012, respectively.
Changes in the carrying amount of goodwill for fiscal year 2007 by segment is as follows:

(In thousands)

		Acquisitions and
	Balance	Purchase			Balance
	Dec. 1,	Accounting		Translation	Nov. 30,
	2006	Adjustments	Write-down	Adjustments	2007

OpenEdge	$11,561	$—	$(8,174)	$296	$3,683
Enterprise Infrastructure	57,208	(318)	—	250	57,140
DataDirect	89,089	(855)	—	—	88,234

Total	$157,858	$(1,173)	$(8,174)	$546	$149,057

Changes in the carrying amount of goodwill for fiscal year 2006 by segment is as follows:

(In thousands)

		Acquisitions and
	Balance	Purchase			Balance
	Dec. 1,	Accounting		Translation	Nov. 30,
	2005	Adjustments	Write-down	Adjustments	2006

OpenEdge	$11,453	$—	$—	$108	$11,561
Enterprise Infrastructure	27,036	30,172	—	—	57,208
DataDirect	46,485	42,604	—	—	89,089

Total	$84,974	$72,776	$—	$108	$157,858

Note 6: Earnings Per Share
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share for each fiscal year:

(In thousands, except per share data)

Year Ended November 30,	2007	2006	2005

Net income	$42,280	$29,401	$46,257

Weighted average shares outstanding	41,554	40,976	38,227
Dilutive impact from outstanding stock options	2,389	2,293	3,197

Diluted weighted average shares outstanding	43,943	43,269	41,424

Basic earnings per share	$1.02	$0.72	$1.21

Diluted earnings per share	$0.96	$0.68	$1.12

Stock options to purchase approximately 2,379,000 shares, 2,468,000 shares and 62,000 shares of common stock were excluded from the calculation of diluted earnings per share in fiscal years 2007, 2006 and 2005, respectively, because these options were anti-dilutive.
Note 7: Shareholders’ Equity
Preferred Stock
Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. At November 30, 2007, our Board of Directors had not issued any series of preferred stock.
Common Stock
A summary of share activity is as follows:

(In thousands)

Year Ended November 30,	2007	2006	2005

Beginning balance	41,177	40,436	36,422
Shares issued	2,508	1,252	4,475
Shares repurchased	(1,290)	(481)	(461)
Shares forfeited	(15)	(30)	—

Ending balance	42,380	41,177	40,436

Common Stock Repurchases
In fiscal years 2007, 2006 and 2005, we purchased and retired 1,290,000 shares, 481,000 shares and 461,000 shares, respectively, of our common stock for $38.0 million, $12.9 million and $11.7 million, respectively. Since beginning our stock repurchase program in 1996, we have purchased and retired 20,490,000 shares at a cost of $253.4 million.
In September 2007, our Board of Directors authorized, for the period from October 1, 2007 through September 30, 2008, the purchase of up to 10,000,000 shares of our common stock. There were 9,424,000 shares of common stock available for repurchase under this authorization at November 30, 2007.

Stock Options and Stock Awards
We have three shareholder-approved stock plans: the 1992 Incentive and Nonqualified Stock Option Plan (1992 Plan), the 1994 Stock Incentive Plan (1994 Plan) and the 1997 Stock Incentive Plan (1997 Plan). These plans permit the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 1992, 1994 and 1997 Plans may include nonqualified stock options (as well as incentive stock options in the case of the 1997 Plan), grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. Prior to fiscal 2005, no awards other than incentive and nonqualified stock options had been granted under the foregoing plans. The options granted prior to fiscal 2005 generally vest over five years and had terms of ten years. Options granted since fiscal 2005 generally vest over five years and have terms of seven years. A total of 21,540,000 shares are issuable under these plans, of which 105,000 shares were available for grant at November 30, 2007.
We have adopted two stock plans for which the approval of shareholders was not required: the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan). Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. Prior to fiscal 2005, no awards other than nonqualified stock options had been granted under the 2002 Plan. The options granted prior to fiscal 2005 generally vest over five years and had terms of ten years. The options granted in fiscal years 2007, 2006 and 2005 generally vest over five years and have terms of seven years. A total of 6,500,000 shares are issuable under the 2002 Plan, of which 248,000 shares were available for grant at November 30, 2007.
We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Global Select Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than nonqualified stock options have been granted under the 2004 Plan. The options granted prior to fiscal 2005 generally vested over five years and have terms of ten years. The options granted in fiscal years 2007, 2006 and 2005 generally vest over five years and have terms of seven years. A total of 700,000 shares are issuable under the 2004 Plan, of which 272,000 shares were available for grant at November 30, 2007.
A summary of stock option activity under all plans is as follows:

(In thousands, except per share data)

		Weighted Average
	Number	Exercise Price
	Of Shares	Per Share

Options outstanding, December 1, 2006	10,478	$19.00
Granted	1,495	31.67
Exercised	(2,216)	16.31
Canceled	(577)	23.36

Options outstanding, November 30, 2007	9,180	$22.47

Options exercisable, November 30, 2007	6,016	$19.99

The weighted average remaining contractual term and the aggregate intrinsic value for options outstanding at November 30, 2007 were 5.2 years and $83.1 million, respectively. The weighted average remaining contractual term and the aggregate intrinsic value for options exercisable at November 30, 2007 were 4.8 years and $69.1 million, respectively.

For various exercise price ranges, characteristics of outstanding and exercisable stock options at November 30, 2007 are as follows:

(Number of shares in thousands)

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Number of	Average
Exercise Price:	Shares	Life (in years)	Exercise Price	Shares	Exercise Price

$ 7.21—13.50	1,285	3.60	$13.08	1,285	$13.08
13.88—16.99	1,100	3.89	15.75	1,047	15.70
17.42—21.86	2,638	5.86	20.30	2,098	20.28
21.87—25.01	1,424	5.15	23.92	610	23.74
27.09—32.40	2,733	5.87	30.94	976	30.73

$ 7.21—32.40	9,180	5.20	$22.47	6,016	$19.99

A summary of the status of our restricted stock awards as of November 30, 2007 is as follows:

(In thousands, except per share data)

		Weighted Average
	Number	Grant date
	of Shares	Fair value

Restricted stock awards nonvested, December 1, 2006	72	$30.81
Granted	—	—
Vested	(68)	30.81
Forfeited	(4)	30.81

Restricted stock awards nonvested, November 30, 2007	—	—

In fiscal 2007, we issued 27,000 deferred stock units (DSU) with a fair value of $0.9 million to outside members of our board of directors. Each DSU represents one share of our common stock. The DSUs are fully vested on date of grant, but do not have voting rights and can only be converted into common stock when the recipient ceases being a member of the board.
In April 2007, we completed a tender offer to amend stock options issued in previous years for which it was determined that the exercise price was less than the fair value on the revised date of grant in order to mitigate the unfavorable personal tax consequences under Section 409A of the Internal Revenue Code (IRC). The amendment of such options resulted in a stock option modification under SFAS 123R. The terms of the offer require us to make cash payments to approximately 400 option holders in an amount equal to the difference between the exercise price of the original option and the amended exercise price of the new option. We recorded a liability of approximately $2.5 million in fiscal 2007 for the present value of the fully vested cash payments to be paid in January 2008, of which $0.5 million was charged to stock-based compensation expense and $2.0 million was recorded as a reduction to additional paid-in capital. The stock-based compensation expense amount represents the incremental fair value of the new options, and was recognized in the second quarter due to the fact that the future cash payments were fully vested as of the conclusion of the tender offer. Also, as a result of the modification and subsequent remeasurement of the options included in the tender offer, we accelerated the recognition of $0.4 million of unamortized stock-based compensation associated with the partial settlement of the unvested portion of the original award.
In April 2007, we cancelled certain outstanding options held by two members of the Compensation Committee of the Board of Directors, due to their ineligibility to receive options under the 1997 Stock Incentive Plan. Approximately 117,000 options were cancelled, and subsequently re-granted after the plan was amended to allow the granting of options to Compensation Committee members. The cancel and re-grant of those options resulted in a stock option modification under SFAS 123R. Cash payments totaling approximately $1.4 million were made to the two individuals in the second quarter of fiscal 2007 to compensate them for the profits lost due to the cancellation of the original options, calculated using the closing stock price on the cancellation date, versus the exercise price of the options. The re-granted options were issued at fair market value on the grant date, and had a total fair value of approximately $1.3 million. Since the re-granted options were fully vested on the grant date, the total incremental fair value of $1.2 million was recognized as stock-based compensation expense in fiscal 2007.
In December 2006, we also entered into option amendment agreements in order to mitigate the unfavorable personal tax consequences under Section 409A of the IRC with five individuals for whom the deadline for such an amendment was December 31, 2006. These agreements contained similar terms to the tender offer except that the cash payments associated with unvested shares as of the date of the agreements require the individuals to be employed by us on the payment dates. We accounted for the impact of these option amendment agreements as a stock option modification under SFAS 123R. We recorded a liability of approximately $0.7 million for the present value of the expected cash payments, which will be paid in up to five installments, depending on the vest schedules of each individual, through October 2009. Approximately $0.1 million of this liability represented the fully vested portion of the incremental fair value of the new options and was recorded as stock-based compensation expense and $0.6 million was recorded as a reduction in additional paid-in capital. An additional incremental fair value of $0.1 million will be recorded to stock-based compensation over the remaining vest period.
The following table provides the classification of stock-based compensation expense as reflected in our consolidated statements of operations:

(In thousands)

Year Ended November 30,	2007	2006	2005

Cost of software licenses	$129	$144	$21
Cost of maintenance and services	1,518	1,645	203
Sales and marketing	7,979	8,316	1,028
Product development	5,083	5,130	545
General and administrative	8,175	7,170	948

Total stock-based compensation expense	22,884	22,405	2,745
Income tax benefit included in provision for income taxes	(5,728)	(6,554)	(856)

Total stock-based compensation expense, net of tax	$17,156	$15,851	$1,889

Of the total stock-based compensation expense of $22.9 million in fiscal 2007, $20.9 million was recorded as an increase to additional paid-in capital, $1.4 million represented cash payments and $0.6 million was recorded as an increase to accrued liabilities.
We estimated the fair value of options and employee stock purchase plan shares granted in fiscal years 2007, 2006 and 2005 on the measurement dates using the Black-Scholes option valuation model with the following weighted average assumptions:

Year Ended November 30,	2007	2006	2005

Stock Purchase Plan:
Expected volatility	25.4%	27.2%	32.6%
Risk-free interest rate	4.6%	3.1%	2.4%
Expected life in years	1.3	1.4	1.5
Expected dividend yield	None	None	None
Stock Options:
Expected volatility	26.5%	29.3%	32.2%
Risk-free interest rate	4.5%	4.8%	4.3%
Expected life in years	4.9	4.8	4.8
Expected dividend yield	None	None	None

For each option award, the expected life in years is based on historical exercise patterns and post-vesting termination behavior, and separate groups of employees that have different historical exercise patterns are considered separately for valuation purposes. Expected volatility is based on historical volatility of our stock, and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not currently pay cash dividends on our common stock and do not anticipate doing so for the foreseeable future. Accordingly, our expected dividend yield is zero.

For each stock purchase plan award, the expected life in years is based on the period of time between the beginning of the offering period and the date of purchase, plus an additional holding period of three months. Expected volatility is based on historical volatility of the company’s stock, and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at each purchase period.
Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2007, 2006 and 2005 was $10.11, $8.38 and $11.05 per share, respectively. We estimate forfeitures related to option grants at an annual rate of 7% per year. We amortize the estimated fair value of options to expense over the vesting period. The weighted average estimated fair value for shares issued under the ESPP in fiscal years 2007, 2006 and 2005 was $7.04, $6.70 and $6.33 per share, respectively.
Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates, forfeitures and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.
Total gross unrecognized stock-based compensation expense related to unvested stock options and unvested restricted stock awards amounted to $29.2 million at November 30, 2007. These costs are expected to be recognized over a weighted average period of 3.0 years.
SFAS 123R requires the cash flows resulting from excess tax benefits related to stock compensation to be classified as cash flows from financing activities when realized. Excess tax benefits from the exercise of stock options, classified as a cash flow from financing activities, were $2.9 million in fiscal 2007 and $0.9 million in fiscal 2006.
During fiscal years 2007, 2006 and 2005 the following activity occurred under our plans:

(In thousands)

Year Ended November 30,	2007	2006	2005

Total intrinsic value of stock options on date exercised	$32,767	$6,615	$63,129
Total fair value of DSUs on date vested	872	—	—
Total fair value of restricted stock on date vested	2,083	2,670	42

Employee Stock Purchase Plan
The 1991 Employee Stock Purchase Plan (ESPP), as amended, permits eligible employees to purchase up to a maximum of 4,000,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27-month offering period comprised of nine three month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27-month offering period, subsequent to the purchase, the offering period is cancelled and the employee is entered into a new 27-month offering period with the then current market price as the new base price. During fiscal years 2007, 2006 and 2005, we issued 292,000 shares, 283,000 shares and 324,000 shares, respectively, with weighted average purchase prices of $21.42, $19.35 and $16.56 per share, respectively, under the ESPP. At November 30, 2007, approximately 771,000 shares were available and reserved for issuance under the ESPP.
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
Note 8: Retirement Plan
We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $5.5 million, $5.3 million and $4.7 million for fiscal years 2007, 2006 and 2005, respectively.
Note 9: Income Taxes
The components of pretax income are as follows:

(In thousands)

Year Ended November 30,	2007	2006	2005

United States	$50,485	$28,613	$50,110
Non-U.S.	14,562	16,970	12,939

Total	$65,047	$45,583	$63,049

The provisions for income taxes are comprised of the following:

(In thousands)

Year Ended November 30,	2007	2006	2005

Current:
Federal	$19,046	$15,265	$20,829
State	2,645	2,564	1,876
Foreign	5,203	6,827	5,106

Total current	26,894	24,656	27,811

Deferred:
Federal	(2,896)	(6,622)	(10,902)
State	(215)	(947)	117
Foreign	(1,016)	(905)	(234)

Total deferred	(4,127)	(8,474)	(11,019)

Total	$22,767	$16,182	$16,792

The tax effects of significant items comprising our deferred taxes are as follows:

(In thousands)

November 30,	2007	2006

Deferred tax assets:
Accounts receivable	$2,408	$2,538
Other current assets	588	582
Capitalized research costs	6,971	7,540
Accrued compensation	914	1,185
Accrued liabilities and other	5,612	6,719
Deferred revenue	1,336	1,640
Stock-based compensation	6,756	5,221
Tax credit and loss carryforwards	32,534	27,648

Gross deferred tax assets	57,119	53,073
Valuation allowance	(17,201)	(6,224)

Total deferred tax assets	39,918	46,849

Deferred tax liabilities:
Goodwill	(2,635)	(4,287)
Depreciation and amortization	(9,474)	(13,784)

Total deferred tax liabilities	(12,109)	(18,071)

Total	$27,809	$28,778

The valuation allowance primarily applies to net operating loss carryforwards, unutilized tax credits and capital loss carryforwards where realization is not assured. The increase in the valuation allowance during fiscal 2007 primarily resulted from additional deferred tax assets associated with changes in our estimates of tax credit carryforwards. The increase in the valuation allowance in fiscal 2006 primarily related to the creation or acquisition of net operating loss and capital loss carryforwards. Of the total valuation allowance at November 30, 2007, we would credit goodwill for $5.1 million if we reversed such valuation allowances upon utilization of the balances related to net operating losses obtained in acquisitions.
At November 30, 2007, we have net operating loss carryforwards of $44.9 million expiring on various dates through 2026 and $20.0 million that may be carried forward indefinitely. At November 30, 2007, we have tax credit carryforwards of approximately $10.2 million expiring on various dates through 2027 and $0.6 million that may be carried forward indefinitely.
A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

Year Ended November 30,	2007	2006	2005

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differences	1.5	1.1	0.7
Extraterritorial income exclusion	(0.3)	(3.3)	(3.4)
State income taxes, net	2.4	2.3	2.1
Research credits	(2.6)	—	(0.6)
Tax-exempt interest	(4.6)	(4.9)	(2.3)
Adjustment related to previously established tax reserve	—	—	(6.0)
Nondeductible stock-based compensation	3.3	3.8	—
Other	0.3	1.5	1.1

Total	35.0%	35.5%	26.6%

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
Future principal and interest payments are as follows:

(In thousands)

	Principal	Interest

2008	$305	$122
2009	330	97
2010	358	69
2011	388	39
2012	276	9

Total	$1,657	$336

Leasing Arrangements
We lease certain facilities and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2007:

(In thousands)

2008	$11,779
2009	8,121
2010	6,913
2011	5,286
2012	4,380
Thereafter	5,489

Total	$41,968

Total rent expense, net of sub-rental income which is insignificant, under operating lease arrangements was approximately $11.5 million, $11.0 million and $9.4 million in fiscal years 2007, 2006 and 2005, respectively.
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
On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al, Civ. Act. No. 06-CA-11459 RCL was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We were also named as a nominal defendant. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint sought monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. A Special Litigation Committee was formed by our Board of Directors to investigate and determine our response to the complaint. On September 25, 2007, the Court, in response to our motion, dismissed the Arkansas Teacher Retirement System complaint on the grounds that the Plaintiff failed to make a proper pre-filing demand upon our Board of Directors, and entered judgment for Defendants. Also on September 25, 2007, the Board received a demand from the Plaintiff regarding the allegedly improper backdating, which stated that absent Board action the Plaintiff may again seek relief. The Special Litigation Committee has taken the demand under advisement.
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
The ultimate outcome of any of these matters could have a material adverse effect on our results of operations. These matters could divert the attention of our management and harm our business. In addition, we have incurred, and expect to continue to incur legal expenses arising from these matters, which may be significant, including the advancement of legal expenses to our directors and officers. We have certain indemnification obligations to our directors and officers, and the outcome of derivative or any other litigation may require that we indemnify some or all of our directors and officers for expenses they may incur in defending the litigation and other losses.
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
Note 11: Business Segments and International Operations
In fiscal 2007, we conducted our business through three primary operating units. Our principal operating unit conducted business as the OpenEdge Division. The OpenEdge Division (OED) provided the Progress® OpenEdge platform, a set of development and deployment technologies for building business applications. Another significant operating unit, the Enterprise Infrastructure Division (EID), was focused on enterprise application integration and the market for the enterprise service bus, or ESB, and provided distributed infrastructure products that integrate applications and orchestrate business processes across the extended enterprise. This operating unit also provided event stream processing, data management, data access and synchronization products to enable the real-time enterprise. The third significant operating unit, DataDirect, provided standards-based data connectivity software. Our other two operating units are the Apama Division and the EasyAsk Division.
Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” This standard is based on a management approach, which requires segmentation based upon our internal organization and disclosure of revenue and operating income based upon internal accounting methods. Our chief decision maker (CDM) is our Chief Executive Officer.
Based upon the aggregation criteria for segment reporting, we had three reportable segments: the OpenEdge segment, which included OED and the EasyAsk Division; the Enterprise Infrastructure segment, which included EID and the Apama Division; and the DataDirect segment. We have aggregated our segment data based on similar product line characteristics. We did not manage our assets, capital expenditures, total other income or provision for income taxes by segment. We managed such items on a company basis.
The following table sets forth our revenue and income from operations from our reportable segments for fiscal years 2007, 2006 and 2005:

(In thousands)

Year Ended November 30,	2007	2006	2005

Revenue:
OpenEdge segment	$366,139	$334,541	$318,921
Enterprise Infrastructure segment	63,599	59,117	55,346
DataDirect segment	73,776	62,316	36,106
Reconciling items	(10,014)	(8,911)	(4,997)

Total	$493,500	$447,063	$405,376

Income (loss) from operations:
OpenEdge segment	$129,309	$123,425	$113,480
Enterprise Infrastructure segment	(23,654)	(29,068)	(26,716)
DataDirect segment	8,722	3,345	(1,063)
Reconciling items	(57,161)	(56,759)	(25,751)

Total	$57,216	$40,943	$59,950

Amounts included under reconciling items represent intersegment sales, which are accounted for as if sold under an equivalent arms-length basis arrangement, and certain expenses, including amortization of acquired intangibles, compensation expenses for the repurchase of subsidiary stock options, stock-based compensation, acquisition-related expenses and certain unallocated administrative expenses, which are not considered in the CDM’s evaluation of segment performance.

Total revenue by significant product line, regardless of which segment generated the revenue, is as follows:

(In thousands)

Year Ended November 30,	2007	2006	2005

DataDirect	$73,876	$61,891	$35,680
Enterprise Infrastructure	83,028	68,648	61,453
Progress OpenEdge and other	336,596	316,524	308,243

Total	$493,500	$447,063	$405,376

Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from external customers by revenue type is as follows:

(In thousands)

Year Ended November 30,	2007	2006	2005

Software licenses	$187,080	$175,845	$156,846
Maintenance	252,562	230,072	212,290
Consulting and education	53,858	41,146	36,240

Total	$493,500	$447,063	$405,376

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

(In thousands)

Year Ended November 30,	2007	2006	2005

North America	$211,782	$203,265	$176,015
EMEA	225,164	196,104	185,039
Latin America	29,158	24,346	21,624
Asia Pacific	27,396	23,348	22,698

Total	$493,500	$447,063	$405,376

Revenue from the United Kingdom totaled $72.0 million, $64.1 million and $56.5 million for fiscal years 2007, 2006 and 2005, respectively. No other country outside of the United States accounted for more than 10% of our consolidated total revenue in any year presented. Long-lived assets totaled $60.2 million, $56.4 million and $39.8 million in the United States and $10.6 million, $6.6 million and $6.0 million outside of the United States at the end of fiscal years 2007, 2006 and 2005, respectively. No individual country outside of the United States accounted for more than 10% of our consolidated long-lived assets. Long-lived assets exclude goodwill and intangible assets, which are not allocated to specific geographies as it is impracticable to do so.
Note 12: Business Combinations
Fiscal 2006 Transactions:
On January 20, 2006, we acquired for a combination of cash and stock, through a wholly-owned subsidiary, the stock of Actional Corporation (Actional) for an aggregate purchase price of approximately $29.2 million, net of cash acquired. Actional is a leading provider of Web services management software for visibility and run-time governance of distributed IT systems in a service-oriented architecture. The purpose of the acquisition was to broaden the Sonic product line. Upon the closing of the transaction, Actional became part of our Enterprise Infrastructure operating unit. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Actional in our operating results from the date of acquisition. Transaction costs related to this acquisition totaled $0.5 million of direct acquisition costs. We paid approximately

$15.7 million of the purchase price in cash from available funds with the remainder approximating $13.5 million paid through the issuance of 460,011 shares of our common stock.
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
For all acquisitions we obtained valuations from independent appraisers for the amounts assigned to intangible assets. The final allocation of the purchase prices, which differs from the preliminary allocation in our previously issued 2006 financial statements, was as follows:

(In thousands)

	Total	Life (in years)

Assets and liabilities, including cash	$6,734
Acquired intangible assets	41,859	1 to 10 years
Goodwill (not deductible for tax purposes)	71,586
In-process research and development	900
Deferred tax liabilities	(8,864)

Total purchase price	112,215
Less: cash acquired	(19,416)
Less: stock issuance	(13,511)

Net cash paid	$79,288

We have not presented pro forma financial information as the historical operations of Actional, NEON, Pantero and OpenAccess were not significant to our consolidated financial statements either individually or in the aggregate.
Fiscal 2005 Transactions:
In fiscal 2005, we paid a total of $31.5 million for acquisitions, net of the cash acquired and net of a settlement related to a previous acquisition resulting in a purchase price adjustment and return of funds to us of approximately $2 million. The settlement was recorded as a decrease to goodwill.
On May 12, 2005, we acquired, through a wholly-owned subsidiary, substantially all of the assets and assumed certain liabilities of EasyAsk, Inc. (EasyAsk) for an aggregate purchase price of approximately $9.0 million, net of cash acquired. EasyAsk is a provider of natural language question/answer solutions. The purpose of the acquisition was to broaden our product offerings. Prior to the acquisition, we held a minority interest in EasyAsk, whose chairman was a member of our Board of Directors until the closing of the purchase agreement. EasyAsk is included within the OpenEdge segment. Transaction costs related to this acquisition included $0.4 million of expenses related to excess facilities space and $0.2 million of direct acquisition costs. In addition, we paid a total of $0.5 million in retention payments to EasyAsk employees who joined us and met certain employment criteria. We recognized compensation expense associated with these payments ratably over the related twelve-month service period. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations for EasyAsk in our operating results from the date of acquisition. We paid the purchase price in cash from available funds. In fiscal 2007, we wrote-off the goodwill associated with this acquisition.
On April 6, 2005, we acquired the stock of Apama, Inc. (Apama) for an aggregate purchase price of approximately $24.7 million, net of cash acquired. Apama is a provider of event stream processing software focused on the financial services industry. The purpose of the acquisition was to expand the breadth of our product lines. Transaction costs related to this acquisition totaled $0.6 million of direct acquisition costs. In addition, we paid a total of $4.0 million in retention payments to Apama employees who joined us and met certain employment criteria. We recognized compensation expense ratably over the service period associated with each payment. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations for Apama in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.
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
For both acquisitions, we obtained valuations from independent appraisers for the amounts assigned to intangible assets. The final allocation of the purchase prices was as follows:

(In thousands)

	Total	Life (in years)

Assets and liabilities, including cash	$560
Acquired intangible assets	17,500	1 to 10 years
Goodwill ($16,087 not deductible for tax purposes)	24,037
Deferred income taxes	(4,726)

Total purchase price	37,371
Less: cash acquired	(3,383)
Less: existing investment in EasyAsk held by us	(300)

Net cash paid	$33,688

We have not presented pro forma financial information as the historical operations of Apama and EasyAsk were not significant to our consolidated financial statements either individually or in the aggregate.

In connection with certain of the above acquisitions, we established reserves for exit costs related to facilities closures and related costs and employee severance. The amounts included under cash disbursements are net of proceeds received from subrental agreements. A summary of activity is as follows:

(In thousands)

	Facilities Closures	Employee Severance
	and Related Costs	and Related Benefits	Total

Balance, December 1, 2004	$2,352	—	$2,352
Establishment of reserve related to EasyAsk	376	—	376
Cash disbursements	(930)	—	(930)

Balance, November 30, 2005	1,798	—	1,798
Establishment of reserve related to Actional	—	$277	277
Establishment of reserve related to Neon	657	—	657
Establishment of reserve related to Pantero	—	113	277
Cash disbursements	(891)	(390)	(1,281)

Balance, November 30, 2006	1,564	—	1,564
Reversal of previously established reserve	(365)	—	(365)
Cash disbursements	(863)	—	(863)

Balance, November 30, 2007	$336	$—	$336

The remaining balance primarily relates to an abandoned lease for a sales office in the UK. Annual payments of less than $0.1 million are required through the remaining lease term that ends in 2015.
Note 13: Selected Quarterly Financial Data (unaudited)

(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007:
Revenue	$115,229	$119,642	$121,804	$136,825
Gross profit	94,804	98,398	100,284	113,258
Income from operations	12,353	11,289	17,803	15,771
Net income	8,738	8,391	13,047	12,104
Diluted earnings per share	0.20	0.19	0.30	0.27
Basic earnings per share	0.21	0.20	0.31	0.29
2006:
Revenue	$103,921	$109,586	$111,362	$122,194
Gross profit	85,956	90,651	92,029	101,640
Income from operations	8,270	11,007	12,187	9,479
Net income	5,909	7,718	8,870	6,904
Diluted earnings per share	0.14	0.18	0.21	0.16
Basic earnings per share	0.15	0.19	0.22	0.17

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods.
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
Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of November 30, 2007, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c) Changes in internal control over financial reporting
No changes in our internal control over financial reporting occurred during the quarter ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts
We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the “Company”) as of November 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2007 of the Company and our report dated January 29, 2008 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
January 29, 2008
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information regarding executive officers set forth under the caption “Executive Officers of the Registrant” in Item 1 of this Annual Report is incorporated herein by reference.
The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after November 30, 2007.
The information regarding our code of ethics and audit committee required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008, which will be filed with the SEC not later than 120 days after November 30, 2007.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008, which will be filed with the SEC not later than 120 days after November 30, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008, which will be filed with the SEC not later than 120 days after November 30, 2007.
Information related to securities authorized for issuance under equity compensation plans as of November 30, 2007 is as follows:

(In thousands, except per share data)

	Number of		Weighted-average	Number of
	Securities to be		Exercise	Securities
	Issued Upon		Price of	Remaining
	Exercise of		Outstanding	Available
	Outstanding		Options,	For
	Options, Warrants		Warrants	Future
Plan Category	and Rights		and Rights	Issuance

Equity compensation plans approved by shareholders (1)	5,787	(2)	$22.13	876	(3)
Equity compensation plans not approved by shareholders (4)	3,393		23.06	520

Total	9,180		$22.47	1,396

(1)	Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, and 1991 Employee Stock Purchase Plan (ESPP).

(2)	Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)	Includes 771,000 shares available for future issuance under the ESPP.

(4)	Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.

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
Item 13. Certain Relationships and Related Transactions
The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008, which will be filed with the SEC not later than 120 days after November 30, 2007.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008, which will be filed with the SEC not later than 120 days after November 30, 2007.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents Filed as Part of this Form 10-K
1.	Financial Statements (included in Item 8 of this report on Form 10-K):
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of November 30, 2007 and 2006

•	Consolidated Statements of Operations for the years ending November 30, 2007, 2006 and 2005

•	Consolidated Statements of Shareholders’ Equity for the years ending November 30, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ending November 30, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements
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

3.1	Restated Articles of Organization, as amended (6)

3.2	By-Laws, as amended and restated (7)

4.1	Specimen certificate for the Common Stock (8)

10.1*	1992 Incentive and Nonqualified Stock Option Plan (9)

10.2*	1994 Stock Incentive Plan (10)

10.3*	Employee Retention and Motivation Agreement as amended and restated, executed by each of the Executive Officers (11)

10.4*	2002 Nonqualified Stock Plan (12)

10.5*	2004 Inducement Stock Plan (13)

10.6	Written offer of employment with Larry R. Harris dated April 29, 2005 (14)

10.7*	Letter Agreement dated November 15, 2005 with Joseph W. Alsop regarding Fiscal 2005 Stock Option grant (15)

10.8*	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (16)

10.9*	Progress Software Corporation 1997 Stock Incentive Plan, as amended and restated (17)

10.10*	Progress Software Corporation Corporate Executive Bonus Plan (18)

10.11*	Progress Software Corporation 2007 Fiscal Year Director Compensation Program (19)

10.12*	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 1997 Stock Incentive Plan (20)

10.13*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 1997 Stock Incentive Plan (Initial Grant) (21)

10.14*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 1997 Stock Incentive Plan (Annual Grant) (22)

10.15*	Letter Agreement, dated March 29, 2007, executed by Roger J. Heinen, Jr. regarding Cancellation of Stock Options (23)

10.16*	Letter Agreement, dated March 23, 2007, executed by Scott A. McGregor regarding Cancellation of Stock Options (24)

10.17*	Form of Option Amendment Agreement with Non-Employee Directors (25)

10.18*	Form of Option Amendment Agreement with Payment to Progress Software Corporation executed by each of Joseph W. Alsop, Norman R. Robertson and James D. Freedman (26)

10.19*	Form of Option Amendment Agreement with Cash Bonus executed by certain Executive Officers (27)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Joseph W. Alsop

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement and Plan of Merger dated as of September 26, 2004 by and among Progress Software Corporation, PSI Acquisition Sub, Inc. and Persistence Software, Inc. (28)

99.2	Asset Purchase Agreement dated April 29, 2005 by and among Progress Development Corporation, EasyAsk, Inc. and Sigma Partners LLP, as indemnification representative (29)

99.3	Agreement and Plan of Merger dated as of December 19, 2005 by and among Progress Software Corporation, Noble Acquisition Corporation and NEON Systems, Inc. (30)

(1)	Incorporated by reference to Exhibit 1 of Schedule 13D filed October 28, 2002.

(2)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed January 7, 2004.

(3)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed April 12, 2005.

(4)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed September 7, 2005.

(5)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed January 23, 2006.

(6)	Incorporated by reference to Exhibit 3.1 of Form 8-K filed May 1, 2006.

(7)	Incorporated by reference to Exhibit 3.2 of Form 8-K filed May 1, 2006.

(8)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed May 1, 2006.

(9)	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(10)	Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(11)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed March 28, 2007.

(12)	Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2002.

(13)	Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

(14)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed May 5, 2005.

(15)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed November 21, 2005.

(16)	Incorporated by reference to Appendix A to our definitive Proxy Statement filed March 27, 2007.

(17)	Incorporated by reference to Appendix B to our definitive Proxy Statement filed March 27, 2007.

(18)	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(19)	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(20)	Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(21)	Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(22)	Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(23)	Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(24)	Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(25)	Incorporated by reference to Exhibit 99.(d)(10) of Schedule TO filed December 22, 2006.

(26)	Incorporated by reference to Exhibit 99.(d)(9) of Schedule TO filed December 22, 2006.

(27)	Incorporated by reference to Exhibit 99.(d)(11) of Schedule TO filed December 22, 2006.

(28)	Incorporated by reference to Exhibit 99.1 of Form 8-K filed September 27, 2004.

(29)	Incorporated by reference to Exhibit 99.1 of Form 8-K filed May 5, 2005.

(30)	Incorporated by reference to Exhibit 99.1 of Form 8-K filed December 22, 2005.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of PSC participates
(c) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of January, 2008.

PROGRESS SOFTWARE CORPORATION
By:	/s/ JOSEPH W. ALSOP
Joseph W. Alsop
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. ALSOP Joseph W. Alsop	Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2008

/s/ NORMAN R. ROBERTSON Norman R. Robertson	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	January 29, 2008

/s/ DAVID H. BENTON, JR.	Vice President and Corporate Controller	January 29, 2008
David H. Benton, Jr.	(Principal Accounting Officer)

/s/ BARRY N. BYCOFF	Director	January 29, 2008
Barry N. Bycoff

/s/ ROGER J. HEINEN, JR.	Director	January 29, 2008
Roger J. Heinen, Jr.

/s/ CHARLES F. KANE	Director	January 29, 2008

Charles F. Kane

/s/ MICHAEL L. MARK	Director	January 29, 2008

Michael L. Mark

/s/ SCOTT A. MCGREGOR	Director	January 29, 2008
Scott A. McGregor