Form 10-Q
period 2008-02-29
PROGRESS SOFTWARE CORP /MA
filed 2008-04-09
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 29, 2008
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
Telephone Number: (781) 280-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of March 31, 2008, there were 41,528,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)

(In thousands)
	February 29,	November 30,
	2008	2007

Assets
Current assets:
Cash and equivalents	$166,941	$53,879
Short-term investments	57,142	285,646

Total cash and short-term investments	224,083	339,525
Accounts receivable, net	92,453	93,998
Other current assets	22,346	17,891
Deferred income taxes	12,217	13,009

Total current assets	351,099	464,423

Property and equipment, net	65,131	64,949
Acquired intangible assets, net	59,218	59,931
Goodwill	153,273	149,057
Deferred income taxes	17,566	17,617
Investments	95,275	—
Other assets	5,880	5,851

Total	$747,442	$761,828

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$311	$305
Accounts payable	11,769	12,684
Accrued compensation and related taxes	30,246	50,092
Income taxes payable	1,847	3,409
Other accrued liabilities	27,729	26,493
Short-term deferred revenue	152,442	135,487

Total current liabilities	224,344	228,470

Long-term debt, less current portion	1,277	1,352

Long-term deferred revenue	10,801	11,200

Deferred income taxes	4,086	2,817

Other non-current liabilities	4,893	115

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 41,483 shares in 2008 and 42,380 shares in 2007	229,416	240,647
Retained earnings, including accumulated other comprehensive gains of $5,317 in 2008 and $4,833 in 2007	272,625	277,227

Total shareholders’ equity	502,041	517,874

Total	$747,442	$761,828

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)
	Three Months Ended
	Feb. 29, 2008	Feb. 28, 2007

Revenue:
Software licenses	$45,102	$44,729
Maintenance and services	76,465	70,500

Total revenue	121,567	115,229

Costs of revenue:
Cost of software licenses	2,296	1,672
Cost of maintenance and services	17,641	16,262
Amortization of acquired intangibles for purchased technology	2,673	2,491

Total costs of revenue	22,610	20,425

Gross profit	98,957	94,804

Operating expenses:
Sales and marketing	45,842	44,645
Product development	20,693	20,795
General and administrative	13,900	15,031
Amortization of other acquired intangibles	1,374	1,980

Total operating expenses	81,809	82,451

Income from operations	17,148	12,353

Other income (expense):
Interest income and other	3,155	1,918
Foreign currency loss	(89)	(828)

Total other income, net	3,066	1,090

Income before provision for income taxes	20,214	13,443
Provision for income taxes	7,378	4,705

Net income	$12,836	$8,738

Earnings per share:
Basic	$0.30	$0.21
Diluted	$0.29	$0.20

Weighted average shares outstanding:
Basic	42,238	41,069
Diluted	44,174	43,437

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)
	Three Months Ended
	Feb. 29, 2008	Feb. 28, 2007

Cash flows from operating activities:
Net income	$12,836	$8,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,601	2,492
Amortization of capitalized software costs	—	44
Amortization of acquired intangible assets	4,047	4,471
Stock-based compensation	3,970	4,877
Deferred income taxes	2,109	(1,151)
Tax benefit from stock options	1,658	77
Excess tax benefit from stock plans	(1,102)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,854	(8,970)
Other current assets	(208)	2,047
Accounts payable and accrued expenses	(21,639)	(20,781)
Income taxes payable	(2,091)	1,880
Deferred revenue	14,777	18,526

Net cash provided by operating activities	19,812	12,250

Cash flows from investing activities:
Purchases of investments available for sale	(138,759)	(43,050)
Sales and maturities of investments available for sale	271,989	60,541
Purchases of property and equipment	(2,581)	(6,103)
Acquisitions, net of cash acquired	(5,728)	—
Increase in other non-current assets	(74)	200

Net cash provided by investing activities	124,847	11,588

Cash flows from financing activities:
Issuance of common stock	11,383	5,681
Excess tax benefit from stock plans	1,102	233
Payment of long-term debt	(68)	(65)
Repurchase of common stock	(46,155)	(19,238)

Net cash used for financing activities	(33,738)	(13,389)

Effect of exchange rate changes on cash	2,141	(453)

Net increase in cash and equivalents	113,062	9,996
Cash and equivalents, beginning of period	53,879	46,449

Cash and equivalents, end of period	$166,941	$56,445

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1: Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
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
New Accounting Pronouncements
In June 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R establishes a framework to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R to any acquisition after the date of adoption.
On December 1, 2007, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) and have not elected to use fair value measurement on any assets or liabilities under this statement.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating whether adoption of SFAS 161 will have an impact on our consolidated financial statements.
Note 2: Revenue Recognition
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
Note 3: Earnings Per Share
We calculate basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share on the basis of the weighted average number of common shares outstanding plus the effects of outstanding stock options using the treasury stock method. The following table provides the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)
	Three Months Ended
	Feb. 29, 2008	Feb. 28, 2007

Net income	$12,836	$8,738

Weighted average shares outstanding	42,238	41,069
Dilutive impact from outstanding stock options	1,936	2,368

Diluted weighted average shares outstanding	44,174	43,437

Earnings per share:
Basic	$0.30	$0.21
Diluted	$0.29	$0.20

Stock options to purchase approximately 2,564,000 shares and 2,965,000 shares of common stock were excluded from the calculation of diluted earnings per share in the first quarter of fiscal years 2008 and 2007, respectively, because these options were anti-dilutive.
Note 4: Stock-based Compensation
Our stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations:

(In thousands)
	Three Months Ended
	Feb. 29, 2008	Feb. 28, 2007

Cost of software licenses	$22	$30
Cost of maintenance and services	267	347
Sales and marketing	1,431	1,796
Product development	919	1,119
General and administrative	1,331	1,585

Total stock-based compensation expense	$3,970	$4,877

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
On December 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement 109, “Accounting for Income Taxes”. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
The total amount of gross unrecognized tax benefits as of December 1, 2007 (the date of adoption of FIN 48) was $4.4 million which was reclassified to non-current liabilities as of February 29, 2008. In addition, as of the date of adoption, $4.3 million of unrecognized benefits would affect our effective tax rate if realized. The adoption of FIN 48 resulted in a nominal decrease to our retained earnings. We recognize interest and penalties related to uncertain tax positions as a component of our provision for income and the gross amount of interest and penalties accrued as of the date of adoption was $0.3 million.
Domestically, U.S. federal and state taxing authorities are currently examining our income tax returns for years through fiscal 2005. Many issues are at an advanced stage in the examination process, the most significant of which relates to research and development credits. With all domestic audit issues considered in the aggregate, we believe it was reasonably possible that, as of December 1, 2007, the unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $1.5 million. Our U.S. federal and, with some exceptions, our state income tax returns have been examined or are closed by statute for all years prior to fiscal 2003, and we are no longer subject to audit for those periods.
Internationally, tax authorities for certain non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2001.
We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

Note 6: Adoption of SFAS 157 – Fair Value Measurements
On December 1, 2007, we adopted SFAS No. 157 “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The following table details the fair value measurements within the fair value hierarchy of our financial assets:

(In thousands)
		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	February 29,	Using Identical	Observable Inputs	Unobservable
Description	2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities	$152,417	$42,617	$109,800	—
Foreign exchange derivatives	22	—	22	—

Total	$152,439	$42,617	$109,822	—

We have included our investments related to auction rate securities (ARS), of which $95.3 million are classified as non-current, in the Level 2 category, as there are significant observable inputs associated with these items as discussed below. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The credit ratings for all of our ARS are AAA. The underlying collateral of the ARS consist primarily of municipal bonds, which are insured by monoline insurance companies, with the remainder consisting of student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies. Beginning in February, auctions for certain of these securities began to fail, which has resulted in higher interest rates being earned on these securities. We will not be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is not active, although there have been instances of redemptions at par to date by municipalities through refinance of new debt. As such, certain of these investments currently lack short-term liquidity and were therefore reclassified as non-current on our February 29, 2008 balance sheet.
Although we have uncertainty with regard to the short-term liquidity of these securities, we continue to believe that the par value represents the fair value of these investments. Our investment firms have received estimated market values from an independent pricing service as of the balance sheet date which carry these investments at par value, due to the overall quality of the underlying investments and the anticipated future market for such investments. Further evidence includes the fact that these securities have redemption features which call for redemption at 100% of par value, the underlying debt primarily consists of securities with a credit rating of A or AA excluding insurance, and that we have the ability to hold these securities to maturity. Based on our cash and short-term investments balance of $224.1 million and expected operating cash flows, we do not anticipate a lack of liquidity associated with our ARS to adversely affect our ability to conduct business, and believe we have the ability to hold the securities throughout the currently estimated recovery period. All such items represent significant other observable inputs which are consistent with a Level 2 assessment.

Note 7: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis:

(In thousands)
	Three Months Ended
	Feb. 29, 2008	Feb. 28, 2007

Net income, as reported	$12,836	$8,738
Foreign currency translation adjustments, net of tax	420	(168)
Unrealized gains (losses) on investments, net of tax	64	(17)

Total comprehensive income	$13,320	$8,553

Note 8: Common Stock Repurchases
In September 2007, the Board of Directors authorized, for the period from October 1, 2007 through September 30, 2008, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash. We purchased and retired approximately 1,524,000 shares of our common stock for $46.2 million in the first three months of fiscal 2008 as compared to approximately 695,000 shares of our common stock for $19.2 million in the first three months of fiscal 2007.
Note 9: Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Goodwill in certain jurisdictions changes each period due to changes in foreign currency exchange rates. During the first quarter of fiscal 2008, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2007. For purposes of the annual impairment test, we assigned goodwill of $30.3 million to the OpenEdge and SOA operating segment, $88.2 million to the DataDirect Technologies operating segment, excluding a preliminary allocation of $4.2 million of goodwill related to the Xcalia acquisition which occurred in February 2008, and $30.6 million to the other operating segment. See Note 10 for a description of each operating segment.
Note 10: Segment Information
At the beginning of fiscal 2008, we reorganized our business into five operating segments. The reorganization resulted in the separation of the DataXtend Division as its own separate operating segment from the Enterprise Infrastructure Division and the combination of the remainder of the Enterprise Infrastructure Division with the OpenEdge Division and which created the OpenEdge and SOA Group. Our principal operating segment conducts business as the OpenEdge and SOA Group. The OpenEdge and SOA Group provides the Progress® OpenEdge platform and the Sonic and Actional product sets, interoperable, best-in-class service infrastructure products used to build, deploy and manage a service-oriented architecture. Another significant operating segment, DataDirect Technologies, provides standards-based data connectivity software. Our other three operating segments include: the DataXtend Division, the Apama Division and the EasyAsk Division.
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
For fiscal 2008, we have two operating segments which met the requirements for separate disclosure: OpenEdge and SOA Group and DataDirect Technologies. The other three operating segments are below the threshold for separate disclosure and are included in the Other segment. We do not manage our assets, capital expenditures, total other income or provision for income taxes by segment. We managed such items on a company basis.

The following table provides revenue and income from operations from our reportable segments on an interim basis:

(In thousands)
Three Months Ended	Feb. 29, 2008

Revenue:
OpenEdge and SOA segment	$99,213
DataDirect Technologies segment	17,098
Other segment	6,691
Reconciling items	(1,435)

Total	$121,567

Income (loss) from operations:
OpenEdge and SOA segment	$29,161
DataDirect Technologies segment	2,328
Other segment	(3,537)
Reconciling items	(10,804)

Total	$17,148

We did not include prior year comparisons as it is not practical to restate the fiscal 2007 data into the fiscal 2008 structure or the fiscal 2008 data into the fiscal 2007 structure.
The reconciling items within revenue primarily represent intersegment sales, which are accounted for as if sold under an equivalent arms-length basis arrangement. Amounts included under reconciling items within income from operations represent amortization of acquired intangibles, stock-based compensation and certain unallocated administrative expenses.
Total revenue by significant product line, regardless of which segment generated the revenue, is as follows:

(In thousands)
	Three Months Ended
	Feb. 29, 2008	Feb. 28, 2007

DataDirect	$17,098	$16,305
Enterprise Infrastructure	21,480	17,122
Progress OpenEdge and other	82,989	81,802

Total	$121,567	$115,229

Note 11: Acquisition of Xcalia
On February 5, 2008, we acquired, through a wholly-owned subsidiary, the stock of Xcalia SA (Xcalia) for an aggregate purchase price of $5.7 million, net of cash acquired. Xcalia is a leader in the development and adoption of service data objects standard and data integration technologies. The purpose of the acquisition was to expand the product offerings within the DataDirect product line. Upon the closing of the transaction, Xcalia became part of our DataDirect Technologies operating segment. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Xcalia in our operating results from February 5, 2008, the date of acquisition. Transaction costs related to this acquisition included $0.8 million of direct acquisition costs. We paid the purchase price in cash from available funds.

For this acquisition, we obtained a valuation from an independent appraiser for the amounts assigned to intangible assets. The preliminary allocation of the purchase price as of February 29, 2008 was as follows:

(In thousands)
	Total	Life (in years)

Assets and liabilities, including cash	$(440)
Acquired intangible assets	3,700	3 to 4 years
Goodwill (not deductible for tax purposes)	4,204
Deferred tax liabilities	(1,258)

Total purchase price	6,206
Less: cash acquired	(478)

Net cash paid	$5,728

Pro forma financial information has not been presented, as the historical operations of Xcalia are not significant to our consolidated financial statements.
Note 12: Contingencies
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
The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements. Such factors include those referenced in Part II, Item 1A of this Form 10-Q under the heading “Risk Factors.” Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.
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
We derive a significant portion of our revenue from international operations. In all of fiscal 2007 and the first three months of fiscal 2008, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the translation of our results into U.S. dollars.

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
We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2007, as well as the notes to our Consolidated Financial Statements included in Item 1 of this Form 10-Q.
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
Goodwill and Intangible Assets – We had goodwill and net intangible assets of approximately $212 million at February 29, 2008. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize cash flow models to determine the fair value of our reporting units. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.

Income Tax Accounting – We had a net deferred tax asset of approximately $26 million at February 29, 2008. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made. On a quarterly basis we provide for income taxes based on the estimated effective tax rate for the full fiscal year.
On December 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement 109, “Accounting for Income Taxes”. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Management judgment is required for each step. If management made different estimates or judgments, material differences in the amount accrued for uncertain tax positions could occur.
Stock-Based Compensation – We account for stock-based compensation expense in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Share-based Payments”, (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.
Investments in Debt Securities – As of February 29, 2008, we had approximately $109.8 million in investments related to auction rate securities (ARS), of which approximately $95.3 million are classified as non-current. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The underlying collateral of the ARS consist primarily of municipal bonds, which are insured by monoline insurance companies, with the remainder consisting of student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies. The credit ratings for all of our ARS are AAA. Beginning in February, auctions for certain of these securities began to fail, which has resulted in higher interest rates being earned on these securities. We will not be able to access these funds until a future auction for these ARS is successful or until we sell the securities in a secondary market which currently is not active, although there have been instances of redemptions at par by municipalities through refinance of new debt to date. As such, certain of these investments currently lack short-term liquidity and were therefore reclassified as non-current on our February 29, 2008 balance sheet. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the ARS through an impairment charge.

Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue		Period to Period Change
			2008
	Three Months Ended		Compared
	Feb. 29, 2008	Feb. 28, 2007	to 2007

Revenue:
Software licenses	37%	39%	1%
Maintenance and services	63	61	8

Total revenue	100	100	6

Costs of revenue:
Cost of software licenses	2	1	37
Cost of maintenance and services	15	14	8
Amortization of acquired intangibles for purchased technology	2	2	7

Total costs of revenue	19	17	11

Gross profit	81	83	4

Operating expenses:
Sales and marketing	38	39	3
Product development	17	18	0
General and administrative	11	13	(8)
Amortization of other acquired intangibles	1	2	(31)
Acquisition-related expenses	—	—	—

Total operating expenses	67	72	(1)

Income from operations	14	11	39
Other (expense) income, net	3	1	181

Income before provision for income taxes	17	12	50
Provision for income taxes	6	4	57

Net income	11%	8%	47%

Revenue. Our total revenue increased 6% from $115.2 million in the first quarter of fiscal 2007 to $121.6 million in the first quarter of fiscal 2008. Revenue from each of our major product lines increased in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. Total revenue would have been flat if exchange rates had been constant in the first quarter of fiscal 2008 as compared to exchange rates in effect in the first quarter of fiscal 2007.
Revenue from our Progress OpenEdge product line increased 1% from $81.8 million in the first quarter of fiscal 2007 to $83.0 million in the first quarter of fiscal 2008. Revenue derived from our Enterprise Infrastructure product line increased 25% from $17.1 million in the first quarter of fiscal 2007 to $21.5 million in the first quarter of fiscal 2008. Revenue from our DataDirect product line increased 5% from $16.3 million in the first quarter of fiscal 2007 to $17.1 million in the first quarter of fiscal 2008.
Software license revenue increased 1% from $44.7 million in the first quarter of fiscal 2007 to $45.1 million in the first quarter of fiscal 2008. Software license revenue would have decreased by 3% if exchange rates had been constant in the first quarter of fiscal 2008 as compared to exchange rates in effect in the first quarter of fiscal 2007. The DataDirect and the Enterprise Infrastructure product lines accounted for 43% of software license revenue in the first quarter of fiscal 2008 compared to 39% in the first quarter of fiscal 2007. Software license revenue from direct end users decreased slightly in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.
Maintenance and services revenue increased 8% from $70.5 million in the first quarter of fiscal 2007 to $76.5 million in the first quarter of fiscal 2008. Maintenance revenue increased 10% and professional services revenue increased 2% in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. Maintenance and services revenue would have increased by 3% if exchange rates had been constant in the first quarter of fiscal 2008 as compared to exchange rates in effect in the first quarter of fiscal 2007. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of growth in our installed customer base and renewal of maintenance agreements and an increase in professional services revenue.
Total revenue generated in markets outside North America increased 9% from $65.0 million in the first quarter of fiscal 2007 to $71.1 million in the first quarter of fiscal 2008 and represented 56% of total revenue in the first quarter of fiscal 2007 and 59% of total revenue in the first quarter of fiscal 2008. Total revenue generated in markets outside North America would have represented 56% of total revenue if exchange rates had been constant in the first quarter of fiscal 2008 as compared to the exchange rates in effect in the first quarter of fiscal 2007. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, each increased in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of product media, documentation, duplication, packaging, electronic software distribution and third-party royalties. Cost of software licenses increased 37% from $1.7 million in the first quarter of fiscal 2007 to $2.3 million in the first quarter of fiscal 2008, and increased as a percentage of software license revenue from 4% to 5%. The dollar increase for the first quarter was primarily due to increased headcount higher royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 8% from $16.3 million in the first quarter of fiscal 2007 to $17.6 million in the first quarter of fiscal 2008, but remained the same percentage of maintenance and services revenue at 23%. The total dollar amount of expense in fiscal 2008 increased due to higher headcount related costs and higher usage of third-party contractors for service engagements. Our technical support, education and consulting headcount increased by 6% from the end of the first quarter of fiscal 2007 to the end of the first quarter of fiscal 2008.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased from $2.5 million in the first quarter of fiscal 2007 to $2.7 million in the first quarter of fiscal 2008. The increase was due to amortization expense associated with the acquisition of Xcalia SA in the first quarter of fiscal 2008.
Gross Profit. Our gross profit increased 4% from $94.8 million in the first quarter of fiscal 2007 to $99.0 million in the first quarter of fiscal 2008. The gross profit percentage of total revenue decreased from 83% in the first quarter of fiscal 2007 to 81% in the first quarter of fiscal 2008. The decrease in our gross profit percentage was due to increases in cost of licenses and amortization expense of acquired intangibles for purchased technology as described above.
Sales and Marketing. Sales and marketing expenses increased 3% from $44.6 million in the first quarter of fiscal 2007 to $45.8 million in the first quarter of fiscal 2008, and decreased as a percentage of total revenue from 39% to 38%. The increase in sales and marketing expenses was due to higher average selling costs. Our sales and marketing headcount remained flat from the end of the first quarter of fiscal 2007 to the end of the first quarter of fiscal 2008.
Product Development. Product development expenses decreased slightly from $20.8 million in the first quarter of fiscal 2007 to $20.7 million in the first quarter of fiscal 2008, and decreased as a percentage of revenue from 18% to 17%. The dollar decrease was primarily due to a decrease in stock-based compensation expense included in product development in fiscal 2008 as compared to fiscal 2007. Our product development headcount increased by 3% from the end of the first quarter of fiscal 2007 to the end of the first quarter of fiscal 2008. The increase in headcount is primarily due to the acquisition of Xcalia SA at the end of the first quarter of fiscal 2008.

General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased 8% from $15.0 million in the first quarter of fiscal 2007 to $13.9 million in the first quarter of fiscal 2008, and decreased as a percentage of revenue from 13% to 11%. The dollar decrease was primarily due to lower professional services fees related to the derivative lawsuits and investigation of our historical stock option grant practices in the first quarter of fiscal 2008 and lower stock-based compensation expense in fiscal 2008 as compared to fiscal 2007. Our administrative headcount decreased 2% from the end of the first quarter of fiscal 2007 to the end of the first quarter of fiscal 2008.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles decreased from $2.0 million in the first quarter of fiscal 2007 to $1.4 million in the first quarter of fiscal 2008 due to certain items from previous acquisitions becoming fully amortized.
Income From Operations. Income from operations increased 39% from $12.4 million in the first quarter of fiscal 2007 to $17.1 million in the first quarter of fiscal 2008 and increased as a percentage of total revenue from 11% in the first quarter of fiscal 2007 to 14% in the first quarter of fiscal 2008. The increase in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was driven by the increase in gross profit of 4% while operating expenses decreased by 1%. This expense decrease was due to lower stock-based compensation, lower professional services fees related to the derivative lawsuits and investigation of our historical stock option grant practices, partially offset by an increase in headcount related expense. Our total headcount increased 1% from the end of the first quarter of fiscal 2007 to the end of the first quarter of fiscal 2008.
Other Income. Other income increased 181% from $1.1 million in the first quarter of fiscal 2007 to $3.1 million in the first quarter of fiscal 2008. The increase was primarily due to an increase in interest income resulting from higher interest rates, including higher interest rates earned on ARS, higher average cash and short-term investment balances, and lower foreign exchange losses.
Provision for Income Taxes. Our effective tax rate was 36.5% in the first quarter of fiscal 2008 as compared to 35.0% in the first quarter of fiscal 2007. The increase in our effective tax rate was due to the expiration of the research and development credit provisions in the federal tax code which has not been renewed. We estimate that our effective tax rate will be approximately 36% for all of fiscal 2008.
Liquidity and Capital Resources
At the end of the first quarter of fiscal 2008, our cash and short-term investments totaled $224.1 million. The decrease of $115.4 million since the end of fiscal 2007 resulted primarily from the reclassification of approximately $95.3 million of auction rate securities to non-current investments, purchases of approximately $46.2 million of our common stock, and cash used for acquisitions of $5.7 million, offset by positive cash generated from operations of $19.8 million and proceeds from issuances of common stock of $11.4 million.
In addition to the $224.1 million of cash and short-term investments, we had approximately $95.3 million in investments related to ARS that are classified as non-current. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The underlying collateral of the ARS consist primarily of municipal bonds, which are insured by monoline insurance companies, with the remainder consisting of student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies. The credit ratings for all of our ARS are AAA. Beginning in February, auctions for these securities began to fail, which has resulted in higher interest rates being earned on these securities. We will not be able to access these funds until a future auction for these ARS is successful, or until we sell the securities in a secondary market which currently is not active, although there have been instances of redemptions at par to date by municipalities through refinance of new debt. As such, these investments currently lack short-term liquidity and were therefore reclassified as non-current on the balance sheet.

Although we have uncertainty with regard to the short-term liquidity of these securities, we continue to believe that the par value represents the fair value of these investments. Our investment firms have received estimated market values from an independent pricing service as of the balance sheet date which carry these investments at par value due to the overall quality of the underlying investments and the anticipated future market for such investments. Further evidence includes the fact that these securities have redemption features which call for redemption at 100% of par value, the underlying debt primarily consists of securities with a credit rating of A or AA excluding insurance, and that we have the ability to hold these securities to maturity. Based on our cash and short-term investments balance of $224.1 million and expected operating cash flows, we do not anticipate a lack of liquidity associated with our ARS to adversely affect our ability to conduct business and believe we have the ability to hold the securities throughout the currently estimated recovery period.
We generated $19.8 million in cash from operations in the first three months of fiscal 2008 as compared to $12.3 million in the first three months of fiscal 2007. The increase in cash generated from operations in the first quarter of fiscal 2008 over the first quarter of fiscal 2007 was primarily due to increased profitability and a lower reduction from working capital uses.
A summary of our cash flows from operations for the first quarters of fiscal years 2008 and 2007 is as follows:

(In thousands)	Three Months Ended
	Feb. 29, 2008	Feb. 28, 2007

Net income	$12,836	$8,738
Depreciation, amortization and other noncash charges	10,618	11,884
Tax benefit from stock plans	556	77
Changes in operating assets and liabilities	(4,198)	(8,449)

Total	$19,812	$12,250

Accounts receivable decreased by $1.5 million from the end of fiscal 2007. Accounts receivable days sales outstanding, or DSO, increased by 6 days to 68 days at the end of the first quarter of fiscal 2008 as compared to 62 days at the end of fiscal 2007 and decreased by 4 days from 72 days at the end of the first quarter of fiscal 2007. The increase in DSO is primarily related to the impact of maintenance renewal billings, as the first quarter of each fiscal year typically has the highest portion of such billings relative to the full year. We target a DSO range of 60 to 80 days.
We purchased property and equipment totaling $2.6 million in the first three months of fiscal 2008 as compared to $6.1 million in the first three months of fiscal 2007. The purchases consisted primarily of computer equipment and software and building and leasehold improvements. The decrease primarily related to higher costs associated with our ongoing ERP implementation in the first three months of fiscal 2007 as compared to the first three months of fiscal 2008.
In September 2007, the Board of Directors authorized, for the period from October 1, 2007 through September 30, 2008, the purchase of up to 10,000,000 shares of our common stock, at such times that we deem such purchases to be an effective use of cash. We purchased and retired approximately 1,524,000 shares of our common stock for $46.2 million in the first three months of fiscal 2008 as compared to approximately 695,000 shares of our common stock for $19.2 million in the first three months of fiscal 2007.
We received $11.4 million in the first three months of fiscal 2008 from the exercise of stock options and the issuance of ESPP shares as compared to $5.7 million in the first three months of fiscal 2007.
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, lease commitments, debt payments, potential cash acquisitions and other long-term obligations) through at least the next twelve months.
Revenue Backlog – Our aggregate revenue backlog at February 29, 2008 was approximately $187 million of which $163 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At February 29, 2008, the remaining amount of backlog of approximately $24 million was composed of multi-year licensing arrangements of approximately $21 million and open software license orders received but not shipped of approximately $3 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
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
Legal and Other Regulatory Matters
See discussion regarding legal and other regulatory matters in Part II, Item 1. – Legal Proceedings.
Off-Balance Sheet Arrangements
Our only significant off-balance sheet commitments relate to operating lease obligations. We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K. Future annual minimum rental lease payments are detailed in Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended November 30, 2007.
New Accounting Pronouncements
In June 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R establishes a framework to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R to any acquisition after the date of adoption.

On December 1, 2007, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) and have not elected to use fair value measurement on any assets or liabilities under this statement.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating whether adoption of SFAS 161 will have an impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.
Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. In addition, we have classified all of our debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date because changes in fair value due to market changes in interest rates are recorded on the balance sheet in accumulated other comprehensive income. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial. See discussion concerning ARS in Liquidity and Capital Resources.
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
We use foreign currency option contracts that are not designated as hedging instruments under SFAS 133, to hedge a portion of forecasted international intercompany revenue for up to one year in the future. There were outstanding foreign currency option contracts with a fair value of $0.6 million (and a notional value of $129.6 million) at February 29, 2008. Major U.S. multinational banks are counterparties to the option contracts. We also use forward contracts that are not designated as hedging instruments under SFAS 133 to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. The unrealized gains (losses) of our outstanding foreign currency forward contracts were $(0.6) million and $(0.1) million at February 29, 2008 and February 28, 2007, respectively.
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

The table below details outstanding forward contracts, which mature in ninety days or less, at February 29, 2008 where the notional amount is determined using contract exchange rates:

(In thousands)
	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$9,970	1.06
Brazilian real	$4,217	—	1.68
Euro	—	44,095	0.66
Japanese yen	4,187	—	105.08
South African rand	565	—	7.62
U.K. pound	—	32,017	0.50

	$8,969	$86,082

*	expressed as local currency unit per U.S. dollar
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
(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part II, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the period ending November 30, 2007. No material changes have occurred since the period ending November 30, 2007 to the risk factors previously presented, other than the addition of the following:
Funds associated with certain of our auction rate securities may not be accessible in the short term, and we may be required to adjust the carrying value of these securities through an impairment charge. As of February 29, 2008, we had approximately $95.3 million in investments related to auction rate securities (ARS) that are classified as non-current. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. Beginning in February 2008, auctions for these securities began to fail, which has resulted in higher interest rates being earned on these securities, but the investments lack short-term liquidity. While we do not currently anticipate the lack of liquidity of the ARS to adversely affect our ability to conduct business, we will not be able to access these funds until a future auction for these ARS is successful or until we sell the securities in a secondary market, which currently is not active. In addition, if the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the ARS through an impairment charge.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are not applicable.
(c) Stock Repurchases

(In thousands, except per share data)
			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased	Per Share	Or Programs	Programs (1)

Dec. 1, 2007 – Dec. 31, 2007	—	—	—	9,424
Jan. 1, 2008 – Jan. 31, 2008	1,028	$30.31	1,028	8,396
Feb. 1, 2008 – Feb. 29, 2008	496	$30.21	496	7,900

Total	1,524	$30.28	1,524	7,900

(1)	In September 2007, our Board of Directors authorized, for the period from October 1, 2007 through September 30, 2008, the purchase of up to 10,000,000 shares of our common stock. This authorization superseded the previous authorization that expired on September 30, 2007.
Item 5. Other Information
See the section titled “Corporate Governance-Policies Governing Director Nominations” in our definitive proxy statement filed on March 24, 2008 with the Securities and Exchange Commission with regard to certain changes in the procedures by which security holders may recommend nominees to our Board of Directors.
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
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: April 9, 2008	/s/ Joseph W. Alsop
Joseph W. Alsop
Chief Executive Officer (Principal Executive Officer)

Dated: April 9, 2008	/s/ Norman R. Robertson
Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: April 9, 2008	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)