Form 10-Q
period 2008-05-31
PROGRESS SOFTWARE CORP /MA
filed 2008-07-10
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2008
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of June 30, 2008, there were 41,153,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MAY 31, 2008

PART 1. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)

(In thousands)
	May 31,	November 30,
	2008	2007

Assets
Current assets:
Cash and equivalents	$216,613	$53,879
Short-term investments	42,413	285,646

Total cash and short-term investments	259,026	339,525
Accounts receivable, net	88,041	93,998
Other current assets	24,384	17,891
Deferred income taxes	12,124	13,009

Total current assets	383,575	464,423

Property and equipment, net	63,916	64,949
Acquired intangible assets, net	55,159	59,931
Goodwill	153,289	149,057
Deferred income taxes	19,074	17,617
Investments	67,691	—
Other assets	12,298	5,851

Total	$755,002	$761,828

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$317	$305
Accounts payable	12,524	12,684
Accrued compensation and related taxes	35,502	50,092
Income taxes payable	416	3,409
Other accrued liabilities	26,490	26,493
Short-term deferred revenue	148,402	135,487

Total current liabilities	223,651	228,470

Long-term debt, less current portion	1,190	1,352

Long-term deferred revenue	10,981	11,200

Deferred income taxes	4,507	2,817

Other non-current liabilities	5,129	115

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 41,269 shares in 2008 and 42,380 shares in 2007	230,466	240,647
Retained earnings and accumulated other comprehensive gains of $3,731 in 2008 and $4,833 in 2007	279,078	277,227

Total shareholders’ equity	509,544	517,874

Total	$755,002	$761,828

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)
	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007

Revenue:
Software licenses	$45,015	$44,555	$90,117	$89,284
Maintenance and services	82,927	75,087	159,392	145,587

Total revenue	127,942	119,642	249,509	234,871

Costs of revenue:
Cost of software licenses	2,164	1,880	4,460	3,552
Cost of maintenance and services	17,715	16,871	35,356	33,133
Amortization of acquired intangibles for purchased technology	2,817	2,493	5,490	4,984

Total costs of revenue	22,696	21,244	45,306	41,669

Gross profit	105,246	98,398	204,203	193,202

Operating expenses:
Sales and marketing	48,158	45,745	94,000	90,390
Product development	20,530	20,389	41,223	41,184
General and administrative	14,605	19,029	28,505	34,060
Amortization of other acquired intangibles	1,349	1,946	2,723	3,926

Total operating expenses	84,642	87,109	166,451	169,560

Income from operations	20,604	11,289	37,752	23,642

Other income (expense):
Interest income and other	2,659	2,331	5,814	4,249
Foreign currency loss	(474)	(710)	(563)	(1,538)

Total other income, net	2,185	1,621	5,251	2,711

Income before provision for income taxes	22,789	12,910	43,003	26,353
Provision for income taxes	8,318	4,519	15,696	9,224

Net income	$14,471	$8,391	$27,307	$17,129

Earnings per share:
Basic	$0.35	$0.20	$0.65	$0.42
Diluted	$0.33	$0.19	$0.62	$0.39

Weighted average shares outstanding:
Basic	41,483	41,178	41,861	41,123
Diluted	43,238	43,636	43,706	43,537

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)
	Six Months Ended May 31,
	2008	2007

Cash flows from operating activities:
Net income	$27,307	$17,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,275	4,849
Write-down for asset impairment	—	2,388
Amortization of capitalized software costs	—	87
Amortization of acquired intangible assets	8,213	8,910
Stock-based compensation	8,080	12,408
Deferred income taxes	2,256	(1,477)
Tax benefit from stock options	2,294	230
Excess tax benefit from stock options	(1,417)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	8,625	(925)
Other current assets	(562)	(879)
Accounts payable and accrued expenses	(17,582)	(17,927)
Income taxes payable	(4,442)	1,178
Deferred revenue	8,784	13,047

Net cash provided by operating activities	46,831	39,018

Cash flows from investing activities:
Purchases of investments available for sale	(140,806)	(108,061)
Sales and maturities of investments available for sale	312,484	80,557
Purchases of property and equipment	(3,935)	(9,622)
Acquisition, net of cash acquired	(5,728)	—
Investment in IONA Technologies	(6,668)	—
Increase in other non-current assets	(411)	(827)

Net cash provided by (used for) investing activities	154,936	(37,953)

Cash flows from financing activities:
Issuance of common stock	18,024	17,359
Excess tax benefit from stock options	1,417	1,039
Payment of long-term debt	(149)	(138)
Repurchase of common stock	(62,921)	(19,529)

Net cash used for financing activities	(43,629)	(1,269)

Effect of exchange rate changes on cash	4,596	2,162

Net increase in cash and equivalents	162,734	1,958
Cash and equivalents, beginning of period	53,879	46,449

Cash and equivalents, end of period	$216,613	$48,407

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
In our opinion, we have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.
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

We generally recognize revenue from software licenses sold together with maintenance and/or consulting services upon shipment using the residual method, provided that the above criteria have been met. If VSOE of fair value for the undelivered elements cannot be established, we defer all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, then we recognize the entire fee ratably. If payment of the software license fees is dependent upon the performance of consulting services or the consulting services are essential to the functionality of the licensed software, then we generally recognize both the software license and consulting fees using the percentage of completion method.
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
Note 3: Earnings Per Share
We calculate basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share on the basis of the weighted average number of common shares outstanding plus the effects of outstanding stock options using the treasury stock method. The following table provides the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)
	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007

Net income	$14,471	$8,391	$27,307	$17,129

Weighted average shares outstanding	41,483	41,178	41,861	41,123
Dilutive impact from outstanding stock Options	1,755	2,458	1,845	2,414

Diluted weighted average shares outstanding	43,238	43,636	43,706	43,537

Earnings per share:
Basic	$0.35	$0.20	$0.65	$0.42
Diluted	$0.33	$0.19	$0.62	$0.39

Stock options to purchase approximately 2,865,000 shares and 2,156,000 shares of common stock were excluded from the calculation of diluted earnings per share in the second quarter of fiscal years 2008 and 2007, respectively, because these options were anti-dilutive. Stock options to purchase approximately 2,715,000 shares and 2,561,000 shares of common stock were excluded from the calculation of diluted earnings per share in the first six months of fiscal years 2008 and 2007, respectively, because these options were anti-dilutive.
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

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations:

(In thousands)
	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007

Cost of software licenses	$13	$44	$35	$74
Cost of maintenance and services	226	515	493	862
Sales and marketing	1,419	2,702	2,850	4,498
Product development	937	1,731	1,856	2,850
General and administrative	1,515	2,539	2,846	4,124

Total stock-based compensation expense	$4,110	$7,531	$8,080	$12,408

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
The total amount of gross unrecognized tax benefits as of December 1, 2007 (the date of adoption of FIN 48) was $4.4 million which was reclassified to non-current liabilities. In addition, as of the date of adoption, $4.3 million of unrecognized benefits would affect our effective tax rate if realized. The adoption of FIN 48 resulted in a nominal decrease to our retained earnings. We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes and the gross amount of interest and penalties accrued as of the date of adoption was $0.3 million.
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

Note 6: Adoption of SFAS 157 — Fair Value Measurements
On December 1, 2007, we adopted SFAS No. 157 “Fair Value Measurements” (SFAS 157). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we only have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The following table details the fair value measurements within the fair value hierarchy of our financial assets:

(In thousands)
		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	May 31,	Using Identical	Observable Inputs	Unobservable
Description	2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities	$110,104	$42,413	—	$67,691
Investment in IONA	6,534	6,534	—	—
Foreign exchange derivatives	565	—	$565	—

Total	$117,203	$48,947	$565	$67,691

Since the end of the first quarter, we have reclassified our investments related to auction rate securities (ARS) to the Level 3 category, which total $67.7 million and are classified as non-current. Previously, such investments were classified in the Level 2 category. We reclassified our ARS to the Level 3 category as some of the inputs used in the trinomial discount model (described below) included unobservable inputs. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The underlying collateral of the ARS consist primarily of municipal bonds, which are insured by monoline insurance companies, with the remainder consisting of student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies. Beginning in February, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. As of February 29, 2008, our ARS investments totaled $109.8 million. During the second quarter, investments totaling $38.2 million were either redeemed at par by the issuer or sold at a successful auction, reducing the par value of our ARS investments to $71.6 million. We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market which currently is not active, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and were therefore reclassified as non-current on our balance sheet.
The following table reflects the activity for our major classes of assets measured at fair value using level 3 inputs:

(In thousands)
Available
For-sale
Securities

Balance, December 1, 2007	$—
Transfers from Level 2	109,800
Redemptions and sales	(38,245)
Unrealized losses included in accumulated other comprehensive loss	(3,864)

Balance, May 31, 2008	$67,691

For each of our ARS, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. Using a trinomial discount model, the weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $67.7 million, and we recorded a temporary impairment charge of $3.9 million to reduce the value of our ARS. Based on our cash and short-term investments balance of $259.0 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with our ARS to adversely affect our ability to conduct business and believe we have the ability to hold the remaining securities throughout the currently estimated recovery period, therefore the impairment was only temporary in nature.
Note 7: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis:

(In thousands)
	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007

Net income, as reported	$14,471	$8,391	$27,307	$17,129
Foreign currency translation adjustments, net of tax	879	1,386	1,299	1,218
Unrealized gains (losses) on investments, net of tax	(2,465)	(17)	(2,401)	(34)

Total comprehensive income	$12,885	$9,760	$26,205	$18,313

Note 8: Common Stock Repurchases
In September 2007, the Board of Directors authorized, for the period from October 1, 2007 through September 30, 2008, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash. We purchased and retired approximately 2,088,000 shares of our common stock for $62.9 million in the first six months of fiscal 2008 as compared to approximately 705,000 shares of our common stock for $19.5 million in the first six months of fiscal 2007.
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
Note 10: Segment Information
At the beginning of fiscal 2008, we reorganized our business into five operating segments. The reorganization resulted in the separation of the DataXtend Division as its own separate operating segment from the Enterprise Infrastructure Division and the combination of the remainder of the Enterprise Infrastructure Division with the OpenEdge Division, which created the OpenEdge and SOA Group. Our principal operating segment conducts business as the OpenEdge and SOA Group. The OpenEdge and SOA Group provides the Progress® OpenEdge platform and the Sonic and Actional product sets, interoperable, best-in-class service infrastructure products used to build, deploy and manage a service-oriented architecture. Another significant operating segment, DataDirect Technologies, provides standards-based data connectivity software. Our other three operating segments include the DataXtend Division, the Apama Division and the EasyAsk Division.

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
The following table provides revenue and income from operations from our reportable segments on an interim basis:

(In thousands)	Three months ended,	Six months ended,
	May 31, 2008	May 31, 2008

Revenue:
OpenEdge and SOA segment	$102,654	$201,866
DataDirect Technologies segment	17,512	34,610
Other segment	9,363	16,054
Reconciling items	(1,587)	(3,021)

Total	$127,942	$249,509

Income (loss) from operations:
OpenEdge and SOA segment	$31,052	$60,213
DataDirect Technologies segment	241	2,569
Other segment	(1,517)	(5,054)
Reconciling items	(9,172)	(19,976)

Total	$20,604	$37,752

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
Total revenue by significant product line, regardless of which segment generated the revenue, is as follows:

(In thousands)
	Three Months Ended May 31,		Six Months Ended May 31,
	2008	2007	2008	2007

DataDirect	$17,512	$16,892	$34,610	$33,197
Enterprise Infrastructure	23,316	20,894	44,796	38,016
Progress OpenEdge and other	87,114	81,856	170,103	163,658

Total revenue	$127,942	$119,642	$249,509	$234,871

Note 11: Acquisition of Xcalia
On February 5, 2008, we acquired, through a wholly-owned subsidiary, the stock of Xcalia SA (Xcalia) for an aggregate purchase price of $5.7 million, net of cash acquired. Xcalia is a leader in the development and adoption of service data objects standard and data integration technologies. The purpose of the acquisition was to expand the product offerings within the DataDirect product line. Upon the closing of the transaction, Xcalia became part of our DataDirect Technologies operating segment. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Xcalia in our operating results from February 5, 2008, the date of acquisition. Transaction costs related to this acquisition included $0.9 million of direct acquisition costs. We paid the purchase price in cash from available funds.
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
On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al, Civ. Act. No. 06-CA-11459 RCL was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We were also named as a nominal defendant. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint sought monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. A Special Litigation Committee was formed by our Board of Directors to investigate and determine our response to the complaint. On September 25, 2007, the Court, in response to our motion, dismissed the Arkansas Teacher Retirement System complaint on the grounds that the Plaintiff failed to make a proper pre-filing demand upon our Board of Directors, and entered judgment for Defendants. On May 5, 2008, the Plaintiff filed a second derivative complaint, largely identical to the first, in the same court. By agreement of the parties, the court has stayed all proceedings while the Special Litigation Committee’s investigation is ongoing.
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
Note 13: Subsequent Events
On June 13, 2008, we acquired substantially all of the assets and assumed certain liabilities of Mindreef, Inc. (Mindreef) for an aggregate purchase price of approximately $6 million, net of cash acquired. The purpose of the acquisition is to expand the capabilities of our Actional product-line. The Mindreef assets will be combined into our OpenEdge and SOA segment. The purchase price was paid in cash from available funds.
On June 25, 2008, we signed a definitive agreement under which we have agreed to acquire IONA Technologies plc (IONA) for $4.05 per share in cash. This represents a total equity value of approximately $162 million and approximately $106 million net of cash and marketable securities reported by IONA on March 31, 2008. The IONA Technologies Board of Directors has unanimously approved the transaction and each IONA Technologies director has entered into an agreement to vote their IONA shares in favor of the transaction. The acquisition will be effected by means of a scheme of arrangement under Irish law. The acquisition will be subject to the terms and conditions to be set forth in the scheme of arrangement document to be delivered to IONA shareholders. To become effective, the scheme of arrangement requires, among other things, the approval of a majority in number of IONA shareholders, present and voting either in person or by proxy, representing 75% or more in value of the IONA shares held by such holders. We own 362,000 shares of IONA common stock and have an economic interest, through contracts for difference, in 1,443,000 shares of IONA common stock. Such equity was purchased in the second quarter and represents approximately 5% of the issued share capital of IONA. The acquisition is also subject to regulatory approval in the U.S. and the approval of the Irish High Court. Assuming the necessary approvals are obtained and all conditions have been satisfied, the acquisition will become effective upon delivery to the Registrar of Companies in Ireland of the court order of the Irish High Court sanctioning the scheme. Upon the acquisition becoming effective, it will be binding on all IONA shareholders. The acquisition is expected to close in September 2008.
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
We derive a significant portion of our revenue from international operations. In all of fiscal 2007 and the first six months of fiscal 2008, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the translation of our results into U.S. dollars.
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

Goodwill and Intangible Assets — We had goodwill and net intangible assets of approximately $208 million at May 31, 2008. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize cash flow models to determine the fair value of our reporting units. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting — We had a net deferred tax asset of approximately $27 million at May 31, 2008. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made. On a quarterly basis we provide for income taxes based on the estimated effective tax rate for the full fiscal year.
On December 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement 109, “Accounting for Income Taxes”. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Management judgment is required for each step. If management made different estimates or judgments, material differences in the amount accrued for uncertain tax positions could have occurred.
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
Investments in Debt Securities — As of May 31, 2008, we had approximately $67.7 million in investments related to auction rate securities (ARS), all of which are classified as non-current. This balance is after recording a temporary reduction in value of $3.9 million. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The underlying collateral of the ARS consist primarily of municipal bonds, which are insured by monoline insurance companies, with the remainder consisting of student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies. Beginning in February, auctions for certain of these securities began to fail, which has resulted in higher interest rates being earned on these securities and less certainty around the short-term liquidity of these securities. As of February 29, 2008, our ARS investments totaled $109.8 million. During the second quarter, investments totaling $38.2 million were either redeemed at par by the issuer or sold at a successful auction, reducing the par value of our ARS investments to $71.6 million. We will not be able to access these funds until a future auction for these ARS is successful or until we sell the securities in a secondary market which currently is not active, although there have been instances of redemptions at par by municipalities through refinance of new debt to date. As such, certain of these investments currently lack short-term liquidity and were therefore reclassified as non-current on our balance sheet. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the ARS through an impairment charge.
Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change
	Three Months Ended		Six Months Ended		Three	Six
	May 31,	May 31,	May 31,	May 31,	Month	Month
	2008	2007	2008	2007	Period	Period

Revenue:
Software licenses	35%	37%	36%	38%	1%	1%
Maintenance and services	65	63	64	62	10	9

Total revenue	100	100	100	100	7	6

Costs of revenue:
Cost of software licenses	2	2	2	2	15	26
Cost of maintenance and services	14	14	14	14	5	7
Amortization of acquired intangibles for purchased technology	2	2	2	2	13	10

Total costs of revenue	18	18	18	18	7	9

Gross profit	82	82	82	82	7	6

Operating expenses:
Sales and marketing	38	38	38	38	5	4
Product development	16	17	17	18	1	1
General and administrative	11	16	11	14	(23)	(16)
Amortization of other acquired intangibles	1	2	1	2	(31)	(31)

Total operating expenses	66	73	67	72	(3)	(2)

Income from operations	16	9	15	10	83	60
Other income	2	2	2	1	35	94

Income before provision for taxes	18	11	17	11	77	63
Provision for income taxes	7	4	6	4	84	70

Net income	11%	7%	11%	7%	72%	59%

Revenue. Our total revenue increased 7% from $119.6 million in the second quarter of fiscal 2007 to $127.9 million in the second quarter of fiscal 2008. Total revenue would have increased by 1% if exchange rates had been constant in the second quarter of fiscal 2008 as compared to exchange rates in effect in the second quarter of fiscal 2007. Total revenue increased 6% from $234.9 million in the first six months of fiscal 2007 to $249.5 million in the first six months of fiscal 2008. Total revenue would have increased by 1% if exchange rates had been constant in the first six months of fiscal 2008 as compared to exchange rates in effect in the first six months of fiscal 2007.
Revenue from our Progress OpenEdge product line increased 6% from $81.9 million in the second quarter of fiscal 2007 to $87.1 million in the second quarter of fiscal 2008 and increased 4% from $163.7 million in the first six months of fiscal 2007 to $170.1 million in the first six months of fiscal 2008. Revenue derived from our Enterprise Infrastructure product lines increased 12% from $20.9 million in the second quarter of fiscal 2007 to $23.3 million in the second quarter of fiscal 2008 and increased 18% from $38.0 million in the first six months of fiscal 2007 to $44.8 million in the first six months of fiscal 2008. Revenue from our DataDirect product line increased 4% from

$16.9 million in the second quarter of fiscal 2007 to $17.5 million in the second quarter of fiscal 2008 and increased 4% from $33.2 million in the first six months of fiscal 2007 to $34.6 million in the first six months of fiscal 2008.
Software license revenue increased 1% from $44.6 million in the second quarter of fiscal 2007 to $45.0 million in the second quarter of fiscal 2008. Software license revenue would have decreased by 4% if exchange rates had been constant in the second quarter of fiscal 2008 as compared to exchange rates in effect in the second quarter of fiscal 2007. Software license revenue increased 1% from $89.3 million in the first six months of fiscal 2007 to $90.1 million in the first six months of fiscal 2008. Software license revenue would have decreased by 4% if exchange rates had been constant in the first six months of fiscal 2008 as compared to exchange rates in effect in the first six months of fiscal 2007. Excluding the impact of changes in exchange rates, the decrease in software license revenue was due to decreases in our OpenEdge and DataDirect product lines partially offset by an increase in our Enterprise Infrastructure product line.
Maintenance and services revenue increased 10% from $75.1 million in the second quarter of fiscal 2007 to $82.9 million in the second quarter of fiscal 2008. Maintenance and services revenue would have increased by 3% if exchange rates had been constant in the second quarter of fiscal 2008 as compared to exchange rates in effect in the second quarter of fiscal 2007. Maintenance and services revenue increased 9% from $145.6 million in the first six months of fiscal 2007 to $159.4 million in the first six months of fiscal 2008. Maintenance and services revenue would have increased by 3% if exchange rates had been constant in the first six months of fiscal 2008 as compared to exchange rates in effect in the first six months of fiscal 2007. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of growth in our installed customer base and renewal of maintenance agreements.
Total revenue generated in markets outside North America increased 12% from $68.0 million in the second quarter of fiscal 2007 to $76.5 million in the second quarter of fiscal 2008 and represented 57% of total revenue in the second quarter of fiscal 2007 and 60% of total revenue in the second quarter of fiscal 2008. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, each increased in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. Total revenue generated in markets outside North America would have represented 57% of total revenue if exchange rates had been constant in the second quarter of fiscal 2008 as compared to the exchange rates in effect in the second quarter of fiscal 2007.
Total revenue generated in markets outside North America increased 11% from $133.1 million in the first six months of fiscal 2007 to $147.7 million in the first six months of fiscal 2008 and represented 57% of total revenue in the first six months of fiscal 2007 and 59% of total revenue in the first six months of fiscal 2008. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, each increased in fiscal 2008 as compared to fiscal 2007. Total revenue generated in markets outside North America would have represented 57% of total revenue if exchange rates had been constant in the first six months of fiscal 2008 as compared to the exchange rates in effect in the first six months of fiscal 2007.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of product media, documentation, duplication, packaging, electronic software distribution, royalties and amortization of capitalized software costs. Cost of software licenses increased 15% from $1.9 million in the second quarter of fiscal 2007 to $2.2 million in the second quarter of fiscal 2008, and increased as a percentage of software license revenue from 4% in the first quarter of fiscal 2007 to 5% in the first quarter of fiscal 2008. Cost of software licenses increased 26% from $3.6 million in the first six months of fiscal 2007 to $4.5 million in the first six months of fiscal 2008, and increased as a percentage of software licenses revenue from 4% in the first six months of fiscal 2007 to 5% in the first six months of fiscal 2008. The dollar increase for the second quarter and for the first six months was primarily due to higher royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services increased 5% from $16.9 million in the second quarter of fiscal 2007 to $17.7 million in the second quarter of fiscal 2008, and decreased as a percentage of maintenance and services revenue from 22% in the first quarter of fiscal 2007 to 21% in the first quarter of fiscal 2008. Cost of maintenance and services increased 7% from $33.1 million in the first six months of fiscal 2007 to $35.4 million in the first six months of fiscal 2008, and decreased as a percentage of maintenance and services revenue from 23% to 22%. The total dollar amount in the second quarter of fiscal 2008 and in the first six months of fiscal 2008 increased primarily due to higher usage of third-party contractors for service engagements. Our technical support, education and consulting headcount decreased by 1% from the end of the second quarter of fiscal 2007 to the end of the second quarter of fiscal 2008.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased 13% from $2.5 million in the second quarter of fiscal 2007 to $2.8 million in the second quarter of fiscal 2008. Amortization of acquired intangibles for purchased technology increased 10% from $5.0 million in the first six months of fiscal 2007 to $5.5 million in the first six months of fiscal 2008. The increase was due to amortization expense associated with the acquisition of Xcalia in the first quarter of fiscal 2008.
Gross Profit. Our gross profit increased 7% from $98.4 million in the second quarter of fiscal 2007 to $105.2 million in the second quarter of fiscal 2008. Our gross profit percentage of total revenue remained the same at 82% in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2008. Our gross profit increased 6% from $193.2 million in the first six months of fiscal 2007 to $204.2 million in the first six months of fiscal 2008. Our gross profit percentage of total revenue remained the same at 82% in the first six months of fiscal 2007 compared to the first six months of fiscal 2008.
Sales and Marketing. Sales and marketing expenses increased 5% from $45.7 million in the second quarter of fiscal 2007 to $48.2 million in the second quarter of fiscal 2008, and remained the same as a percentage of total revenue at 38%. Sales and marketing expenses increased 4% from $90.4 million in the first six months of fiscal 2007 to $94.0 million in the first six months of fiscal 2008, and remained the same as a percentage of total revenue at 38%. The increase in sales and marketing expenses was due to higher average selling costs per head, partially offset by a decrease in marketing program expenses. Our sales support and marketing headcount decreased by 2% from the end of the second quarter of fiscal 2007 to the end of the second quarter of fiscal 2008.
Product Development. Product development expenses increased 1% from $20.4 million in the second quarter of fiscal 2007 to $20.5 million in the second quarter of fiscal 2008, and decreased as a percentage of revenue from 17% to 16%. Product development expenses remained the same at $41.2 million in the first six months of fiscal 2007 and the first six months of fiscal 2008, and decreased as a percentage of revenue from 18% to 17%. The dollar increase in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 was primarily due to expenses related to the development team associated with the acquisition of Xcalia at the end of the first quarter of fiscal 2008, partially offset by a decrease in stock-based compensation expense included in product development in fiscal 2008 as compared to fiscal 2007. Our product development headcount increased 3% from the end of the second quarter of fiscal 2007 to the end of the second quarter of fiscal 2008.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased 23% from $19.0 million in the second quarter of fiscal 2007 to $14.6 million in the second quarter of fiscal 2008, and decreased as a percentage of revenue from 16% to 11%. General and administrative expenses decreased 16% from $34.1 million in the first six months of fiscal 2007 to $28.5 million in the first six months of fiscal 2008, and decreased as a percentage of revenue from 14% to 11%. The dollar decrease was primarily due to a write-down associated with a portion of the implementation of a new ERP system of $2.4 million in the second quarter of fiscal 2007, payments made to compensation committee members for cancelled options of $1.3 million, and professional services fees associated with the investigation and shareholder derivative lawsuits related to our historical stock option grant practices of $0.8 million in the second quarter of fiscal 2007 and $2.4 million in the first six months of fiscal 2007. Our administrative headcount decreased 4% from the end of the second quarter of fiscal 2007 to the end of the second quarter of fiscal 2008.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles decreased from $1.9 million in the second quarter of fiscal 2007 to $1.3 million in the second quarter of fiscal 2008. Amortization of other acquired intangibles decreased from $3.9 million in the first six months of fiscal 2007 to $2.7 million in the first six months of fiscal 2008. The decrease in both periods was related to certain intangibles becoming fully amortized partially offset by amortization expense related to intangible assets acquired in the Xcalia acquisition.
Income From Operations. Income from operations increased 83% from $11.3 million in the second quarter of fiscal 2007 to $20.6 million in the second quarter of fiscal 2008 and increased as a percentage of total revenue from 9% in the second quarter of fiscal 2007 to 16% in the second quarter of fiscal 2008. Income from operations increased 60% from $23.6 million in the first six months of fiscal 2007 to $37.8 million in the first six months of fiscal 2008 and increased as a percentage of total revenue from 10% in the first six months of fiscal 2007 to 15% in the first six months of fiscal 2008.
The increase in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 was driven by the expense decrease which was due to lower stock-based compensation, lower professional services fees related to the derivative lawsuits and investigation of our historical stock option grant practices, partially offset by an increase in headcount related expense. Our total headcount increased 1% from the end of the second quarter of fiscal 2007 to the end of the second quarter of fiscal 2008.
Other Income. Other income increased 35% from $1.6 million in the second quarter of fiscal 2007 to $2.2 million in the second quarter of fiscal 2008. Other income increased 94% from $2.7 million in the first six months of fiscal 2007 to $5.3 million in the first six months of fiscal 2008. The increase in both periods was primarily due to an increase in interest income resulting from higher interest rates earlier in the year, including higher interest rates earned on ARS, higher average cash and short-term investment balances, and lower foreign exchange losses.
Provision for Income Taxes. Our effective tax rate was 36.5% in the first six months of fiscal 2008 as compared to 35% in the first six months of fiscal 2007. The increase in our effective tax rate was due to the expiration of the research and development credit provisions in the federal tax code which have not been renewed. We estimate that our effective tax rate will be approximately 36% for all of fiscal 2008.
Liquidity and Capital Resources
At the end of the second quarter of fiscal 2008, our cash and short-term investments totaled $259.0 million. The decrease of $80.5 million since the end of fiscal 2007 resulted primarily from the reclassification of approximately $67.7 million of auction rate securities to non-current investments (see below), purchases of our common stock, and cash used for acquisitions, offset by cash generated from operations and proceeds from issuances of common stock.
In addition to the $259.0 million of cash and short-term investments, we had $67.7 million in investments related to ARS that are classified as non-current. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The underlying collateral of the ARS consist primarily of municipal bonds, which are insured by monoline insurance companies, with the remainder consisting of student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies. Beginning in February, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. As of February 29, 2008, our ARS investments totaled $109.8 million. During the second quarter, investments totaling $38.2 million were either redeemed at par by the issuer or sold at a successful auction, reducing the par value of our ARS investments to $71.6 million. We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market which currently is not active, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and were therefore reclassified as non-current on the balance sheet.
For each of our ARS, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. Using a trinomial discount model, the weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $67.7 million, and we recorded a temporary impairment charge of $3.9 million to reduce the value of our ARS. Based on our cash and short-term investments balance of $259.0 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with our ARS to adversely affect our ability to conduct business and believe we have the ability to hold the remaining securities throughout the currently estimated recovery period, therefore the impairment was only temporary in nature.
We generated $46.8 million in cash from operations in the first six months of fiscal 2008 as compared to $39.0 million in the first six months of fiscal 2007. The increase in cash generated from operations in the second quarter of fiscal 2008 over the second quarter of fiscal 2007 was primarily due to increased profitability.
A summary of our cash flows from operations for the first six months of fiscal years 2008 and 2007 is as follows:

(In thousands)	Six Months Ended May 31,
	2008	2007

Net income	$27,307	$17,129
Depreciation, amortization and other noncash charges	21,568	28,642
Tax benefit from stock plans	877	230
Changes in operating assets and liabilities	(2,921)	(6,983)

Total	$46,831	$39,018

Accounts receivable decreased by $6.0 million from the end of fiscal 2007. Accounts receivable days sales outstanding, or DSO, remained the same at 62 days at the end of the second quarter of fiscal 2008 as compared to the end of fiscal 2007 and decreased by 2 days from 64 days at the end of the second quarter of fiscal 2007. We target a DSO range of 60 to 80 days.
We purchased property and equipment totaling $3.9 million in the first six months of fiscal 2008 as compared to $9.6 million in the first six months of fiscal 2007. The purchases consisted primarily of computer equipment and software and building and leasehold improvements. The decrease primarily related to higher costs associated with our ongoing ERP implementation in the first six months of fiscal 2007 as compared to the first six months of fiscal 2008.
On February 5, 2008, we acquired, through a wholly-owned subsidiary, the stock of Xcalia SA (Xcalia) for an aggregate purchase price of $5.7 million, net of cash acquired. Xcalia is a leader in the development and adoption of service data objects standard and data integration technologies. The purpose of the acquisition was to expand the product offerings within the DataDirect product line. Upon the closing of the transaction, Xcalia became part of our DataDirect Technologies operating segment. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Xcalia in our operating results from February 5, 2008, the date of acquisition. Transaction costs related to this acquisition included $0.9 million of direct acquisition costs. We paid the purchase price in cash from available funds.
In September 2007, the Board of Directors authorized, for the period from October 1, 2007 through September 30, 2008, the purchase of up to 10,000,000 shares of our common stock, at such times that we deem such purchases to be an effective use of cash. We purchased and retired approximately 2,088,000 shares of our common stock for $62.9 million in the first six months of fiscal 2008 as compared to approximately 705,000 shares of our common stock for $19.5 million in the first six months of fiscal 2007.
We received $18.0 million in the first six months of fiscal 2008 from the exercise of stock options and the issuance of shares under our Employee Stock Purchase Plan as compared to $17.4 million in the first six months of fiscal 2007.
On June 25, 2008, we signed a definitive agreement under which we have agreed to acquire IONA Technologies plc (IONA) for $4.05 per share in cash. This represents a total equity value of approximately $162 million and approximately $106 million net of cash and marketable securities reported by IONA on March 31, 2008. The IONA Technologies Board of Directors has unanimously approved the transaction and each IONA Technologies director has entered into an agreement to vote their IONA shares in favor of the transaction. The acquisition will be effected by means of a scheme of arrangement under Irish law. The acquisition will be subject to the terms and conditions to be set forth in the scheme of arrangement document to be delivered to IONA shareholders. To become effective, the scheme of arrangement requires, among other things, the approval of a majority in number of IONA shareholders, present and voting either in person or by proxy, representing 75% or more in value of the IONA shares held by such holders. We own 362,000 shares of IONA common stock and have an economic interest, through contracts for difference, in 1,443,000 shares of IONA common stock. Such equity was purchased in the second quarter and represents approximately 5% of the issued share capital of IONA. The acquisition is also subject to regulatory approval in the U.S. and the approval of the Irish High Court. Assuming the necessary approvals are obtained and all conditions have been satisfied, the acquisition will become effective upon delivery to the Registrar of Companies in Ireland of the court order of the Irish High Court sanctioning the scheme. Upon the acquisition becoming effective, it will be binding on all IONA shareholders. The acquisition is expected to close in September 2008.
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, lease commitments, debt payments, cash acquisitions and other long-term obligations) through at least the next twelve months.
Revenue Backlog — Our aggregate revenue backlog at May 31, 2008 was approximately $184 million of which $159 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At May 31, 2008, the remaining amount of backlog of approximately $25 million was composed of multi-year licensing arrangements of approximately $23 million and open software license orders received but not shipped of approximately $2 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
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
Legal and Other Regulatory Matters
See discussion regarding legal and other regulatory matters in Part II, Item 1. — Legal Proceedings.

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
Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. In addition, we have classified all of our debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date because changes in fair value due to market changes in interest rates are recorded on the balance sheet in accumulated other comprehensive income. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial. See discussion concerning ARS Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in Liquidity and Capital Resources.
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
We use foreign currency option contracts that are not designated as hedging instruments under SFAS 133, to hedge a portion of forecasted international intercompany revenue for up to one year in the future. There were outstanding foreign currency option contracts with a fair value of $0.3 million (and a notional value of $129.6 million) at May

31, 2008. Major U.S. multinational banks are counterparties to the option contracts. We also use forward contracts that are not designated as hedging instruments under SFAS 133 to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. The unrealized gains (losses) of our outstanding foreign currency forward contracts were $0.3 million and $0.2 million at May 31, 2008 and May 31, 2007, respectively.
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
The table below details outstanding forward contracts, which mature in ninety days or less, at May 31, 2008 where the notional amount is determined using contract exchange rates:

(In thousands)
	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$8,731	1.05
Brazilian real	$6,117	—	1.67
Euro	—	48,401	0.64
Japanese yen	3,902	—	105.07
South African rand	1,108	—	7.67
U.K. pound	—	34,990	0.51

	$11,127	$92,122

*	expressed as local currency unit per U.S. dollar
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
(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On August 17, 2006, a derivative complaint styled Arkansas Teacher Retirement System, Derivatively on Behalf of Progress Software Corporation, v. Joseph Alsop et al, Civ. Act. No. 06-CA-11459 RCL was filed in the United States District Court for the District of Massachusetts by a party identifying itself as one of our shareholders purporting to act on our behalf against our directors and certain of our present and former officers. We were also named as a nominal defendant. The complaint alleged violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. The complaint sought monetary damages, restitution, disgorgement, rescission of stock options, punitive damages and other relief. A Special Litigation Committee was formed by our Board of Directors to investigate and determine our response to the complaint. On September 25, 2007, the Court, in response to our motion, dismissed the Arkansas Teacher Retirement System complaint on the grounds that the Plaintiff failed to make a proper pre-filing demand upon our Board of Directors, and entered judgment for Defendants. On May 5, 2008, the Plaintiff filed a second derivative complaint, largely identical to the first, in the same court. By agreement of the parties, the court has stayed all proceedings while the Special Litigation Committee’s investigation is ongoing.
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
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part II, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007. No material changes have occurred since the fiscal year ended November 30, 2007 to the risk factors previously presented, other than the addition of the following:
Funds associated with certain of our auction rate securities may not be accessible in the short term, and we may be required to adjust the carrying value of these securities through an impairment charge. As of May 31, 2008, we had approximately $67.7 million in investments related to auction rate securities (ARS) that are classified as non-current. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. Beginning in February 2008, auctions for these securities began to fail, which has resulted in higher interest rates being earned on these securities, but the investments lack short-term liquidity. While we do not currently anticipate the lack of liquidity of the ARS to adversely affect our ability to conduct business, we will not be able to access these funds until a future auction for these ARS is successful or until we sell the securities in a secondary market, which currently is not active. In the second quarter of fiscal 2008, we recorded a temporary impairment charge in accumulated other comprehensive losses of $3.9 million. In addition, if the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to further adjust the carrying value of the ARS through an other than temporary impairment charge.
We face various risks in connection with our proposed acquisition of IONA Technologies, plc. On June 25, 2008, we entered into a definitive agreement with IONA Technologies, plc under which we agreed to acquire IONA. We face various risks in connection with our proposed acquisition of IONA, including uncertainties as to the timing of the closing of our acquisition of IONA, uncertainties as to whether the shareholders of IONA will vote in favor of the acquisition, the risk that competing offers to acquire IONA will be made, the possibility that various closing conditions for the transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the transaction, the effects of disruption from the transaction making it more difficult to maintain relationships with employees, licensees, other business partners or governmental entities, other business effects, including the effects of industry, economic or political conditions outside of our or IONA’s control, transaction costs, actual or contingent liabilities, uncertainties as to whether anticipated synergies will be realized and uncertainties as to whether IONA’s business will be successfully integrated with our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are not applicable.
(c) Stock Repurchases

(In thousands, except per share data)
			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased	Per Share	Or Programs	Programs (1)

Mar. 1, 2008 — Mar. 31, 2008	33	$29.78	33	7,867
Apr. 1, 2008 — Apr. 30, 2008	244	$29.58	244	7,623
May 1, 2008 — May 31, 2008	287	$29.88	287	7,336

Total	564	$29.74	564	7,336

(1)	In September 2007, our Board of Directors authorized, for the period from October 1, 2007 through September 30, 2008, the purchase of up to 10,000,000 shares of our common stock. This authorization superseded the previous authorization that expired on September 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of our shareholders held on April 24, 2008, the shareholders voted on the items described below:
•	To fix the number of directors constituting the full board at six:

For	Against	Abstain

37,645,100	641,541	27,428
•	To elect the following six directors: Joseph W. Alsop, Barry N. Bycoff, Roger J. Heinen, Jr., Charles F. Kane, David A. Krall, and Michael L. Mark:

Nominee	For	Withhold Authority

Joseph W. Alsop	38,027,467	286,604
Barry N. Bycoff	37,948,885	365,186
Roger J. Heinen, Jr.	34,993,469	3,320,602
Charles F. Kane	37,965,444	348,627
David A. Krall	35,775,027	2,539,044
Michael L. Mark	36,312,912	2,001,159
•	To act upon a proposal to adopt and approve the Company’s 2008 Stock Option and Incentive Plan:

For	Against	Abstain	Broker Non-Vote

23,896,657	10,445,558	70,523	3,901,333
•	To act upon a proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2008:

For	Against	Abstain	Broker Non-Vote

38,012,150	288,482	13,439	0
Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1	Progress Software Corporation 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 4.3 to our Registration Statement on Form S-8, Registration No. 333-150555)

10.2	Form of Notice of Grant of Stock Options and Grant Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 28, 2008)

10.3
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant) (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 28, 2008)

10.4
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant) (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 28, 2008)

Exhibit No.	Description
10.5
Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 28, 2008)

10.6*	Progress Software Corporation 2008 Fiscal Year Director Compensation Program

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Joseph W. Alsop

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Norman R. Robertson

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: July 10, 2008	/s/ Joseph W. Alsop
Joseph W. Alsop
Chief Executive Officer (Principal Executive Officer)

Dated: July 10, 2008	/s/ Norman R. Robertson
Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: July 10, 2008	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)