Form 10-Q
period 2008-08-31
PROGRESS SOFTWARE CORP /MA
filed 2008-10-10
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2008, there were 39,822,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED AUGUST 31, 2008

PART 1. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	August 31,	November 30,
	2008	2007

Assets
Current assets:
Cash and equivalents	$212,269	$53,879
Short-term investments	19,194	285,646

Total cash and short-term investments	231,463	339,525
Accounts receivable, net	90,160	93,998
Other current assets	20,529	17,891
Deferred income taxes	12,323	13,009

Total current assets	354,475	464,423

Property and equipment, net	63,045	64,949
Acquired intangible assets, net	54,346	59,931
Goodwill	155,333	149,057
Deferred income taxes	20,614	17,617
Investments	51,526	—
Other assets	14,585	5,851

Total	$713,924	$761,828

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$324	$305
Accounts payable	10,408	12,684
Accrued compensation and related taxes	37,928	50,092
Income taxes payable	945	3,409
Other accrued liabilities	26,466	26,493
Short-term deferred revenue	137,821	135,487

Total current liabilities	213,892	228,470

Long-term debt, less current portion	1,107	1,352

Long-term deferred revenue	9,169	11,200

Deferred income taxes	4,235	2,817

Other non-current liabilities	3,773	115

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 39,817 shares in 2008 and 42,380 shares in 2007	207,206	240,647
Retained earnings and accumulated other comprehensive gains of $1,505 in 2008 and $4,833 in 2007	274,542	277,227

Total shareholders’ equity	481,748	517,874

Total	$713,924	$761,828

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended Aug. 31,		Nine Months Ended Aug 31,
	2008	2007	2008	2007

Revenue:
Software licenses	$45,998	$44,011	$136,115	$133,295
Maintenance and services	80,622	77,793	240,014	223,380

Total revenue	126,620	121,804	376,129	356,675

Costs of revenue:
Cost of software licenses	3,219	2,109	7,679	5,661
Cost of maintenance and services	16,558	16,915	51,914	50,048
Amortization of acquired intangibles for purchased technology	2,958	2,496	8,448	7,480

Total costs of revenue	22,735	21,520	68,041	63,189

Gross profit	103,885	100,284	308,088	293,486

Operating expenses:
Sales and marketing	48,367	47,644	142,366	138,034
Product development	21,076	19,829	62,299	61,013
General and administrative	14,966	13,188	43,472	47,248
Amortization of other acquired intangibles	1,369	1,820	4,092	5,746

Total operating expenses	85,778	82,481	252,229	252,041

Income from operations	18,107	17,803	55,859	41,445

Other income (expense):
Interest income and other	2,230	2,602	8,045	6,851
Foreign currency gain (loss)	410	(332)	(153)	(1,870)

Total other income, net	2,640	2,270	7,892	4,981

Income before provision for income taxes	20,747	20,073	63,751	46,426
Provision for income taxes	8,210	7,026	23,907	16,250

Net income	$12,537	$13,047	$39,844	$30,176

Earnings per share:
Basic	$0.31	$0.31	$0.96	$0.73
Diluted	$0.30	$0.30	$0.92	$0.69

Weighted average shares outstanding:
Basic	40,528	41,712	41,416	41,319
Diluted	42,156	44,153	43,189	43,742

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended August 31,
	2008	2007

Cash flows from operating activities:
Net income	$39,844	$30,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,845	7,276
Write-down for asset impairment	—	2,388
Amortization of capitalized software costs	—	131
Amortization of acquired intangible assets	12,540	13,226
Stock-based compensation	11,612	16,586
Deferred income taxes	1,615	1,843
Tax benefit from stock options	2,361	556
Excess tax benefit from stock options	(1,574)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	3,077	8,005
Other current assets	1,161	1,188
Accounts payable and accrued expenses	(16,227)	(18,555)
Income taxes payable	(3,820)	(149)
Deferred revenue	2,003	9,165

Net cash provided by operating activities	60,437	71,836

Cash flows from investing activities:
Purchases of investments available for sale	(140,806)	(196,115)
Sales and maturities of investments available for sale	352,859	134,496
Purchases of property and equipment	(6,024)	(14,625)
Acquisitions, net of cash acquired	(11,758)	—
Investment in IONA Technologies	(6,668)	—
Increase in other non-current assets	(1,837)	(953)

Net cash provided by (used for) investing activities	185,766	(77,197)

Cash flows from financing activities:
Issuance of common stock	21,711	24,669
Excess tax benefit from stock options	1,574	1,473
Payment of long-term debt	(226)	(209)
Repurchase of common stock	(108,316)	(19,529)

Net cash provided by (used for) financing activities	(85,257)	6,404

Effect of exchange rate changes on cash	(2,556)	2,994

Net increase in cash and equivalents	158,390	4,037
Cash and equivalents, beginning of period	53,879	46,449

Cash and equivalents, end of period	$212,269	$50,486

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
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R establishes a framework to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R to any acquisition after the date of adoption.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”. Collectively, the Staff Positions defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS 157. We have adopted SFAS 157 except for those items specifically deferred under FSP No. FAS 157-2. We are currently evaluating the impact of the full adoption of SFAS 157 on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for fiscal years beginning after

December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated financial statements.
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
Note 3: Earnings Per Share
We calculate basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share on the basis of the weighted average number of common shares outstanding plus the effects of outstanding stock options using the treasury stock method. The following table provides the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)
	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2008	2007	2008	2007

Net income	$12,537	$13,047	$39,844	$30,176

Weighted average shares outstanding	40,528	41,712	41,416	41,319
Dilutive impact from outstanding stock Options and deferred stock units	1,628	2,441	1,773	2,423

Diluted weighted average shares outstanding	42,156	44,153	43,189	43,742

Earnings per share:
Basic	$0.31	$0.31	$0.96	$0.73
Diluted	$0.30	$0.30	$0.92	$0.69

Stock options to purchase approximately 3,406,000 shares and 2,098,000 shares of common stock were excluded from the calculation of diluted earnings per share in the third quarter of fiscal years 2008 and 2007, respectively, because these options were anti-dilutive. Stock options to purchase approximately 2,945,000 shares and 2,406,000 shares of common stock were excluded from the calculation of diluted earnings per share in the first nine months of fiscal years 2008 and 2007, respectively, because these options were anti-dilutive.
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
The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations:

(In thousands)
	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2008	2007	2008	2007

Cost of software licenses	$12	$24	$48	$97
Cost of maintenance and services	212	286	705	1,148
Sales and marketing	1,335	1,499	4,184	5,997
Product development	881	960	2,737	3,810
General and administrative	1,092	1,409	3,938	5,534

Total stock-based compensation expense	$3,532	$4,178	$11,612	$16,586

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

(In thousands)
		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	August 31,	Using Identical	Observable Inputs	Unobservable
Description	2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities	$70,720	$19,194	—	$51,526
Investment in IONA	7,201	7,201	—	—
Foreign exchange derivatives	820	—	$820	—

Total	$78,741	$26,395	$820	$51,526

We have reclassified our investments related to auction rate securities (ARS) to the Level 3 category, which total $51.5 million and are classified as non-current. During the first quarter of fiscal 2008, such investments were classified in the Level 2 category. We reclassified our ARS to the Level 3 category as some of the inputs used in the trinomial discount model (described below) included unobservable inputs. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The underlying collateral of the ARS consist primarily of municipal bonds, which are insured by monoline insurance companies, with the remainder consisting of student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies. Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. As of February 29, 2008, our ARS investments totaled $109.8 million. During the second quarter, investments totaling $38.2 million were either redeemed at par by the issuer or sold at a successful auction, reducing the par value of our ARS investments to $71.6 million. During the third quarter, investments totaling $17.2 million were either redeemed at par by the issuer or sold at a successful auction, reducing the par value of our ARS investments to $54.4 million. We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and were therefore reclassified as non-current on our balance sheet.
The following table reflects the activity for our major classes of assets measured at fair value using Level 3 inputs:

(In thousands)
Available
For-sale
Securities

Balance, December 1, 2007 and February 29, 2008	$—
Transfers from Level 2	109,800
Redemptions and sales	(38,245)
Unrealized losses included in accumulated other comprehensive income	(3,864)
Balance, May 31, 2008	67,691
Redemptions and sales	(17,155)
Reduction in the unrealized loss included in accumulated other comprehensive income	990

Balance, August 31, 2008	$51,526

For each of our ARS, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. Using a trinomial discount model, the weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $51.5 million, and we recorded a temporary impairment charge of $2.9 million to reduce the value of our ARS. Based on our cash and short-term investments balance of $231.5 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with our ARS to adversely affect our ability to conduct business and believe we have the ability to hold the remaining securities throughout the currently estimated recovery period. Therefore, the impairment was only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the ARS through an impairment charge in our results of operations.
Note 7: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis:

(In thousands)
	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2008	2007	2008	2007

Net income, as reported	$12,537	$13,047	$39,844	$30,176
Foreign currency translation adjustments, net of tax	(3,172)	364	(1,873)	1,582
Unrealized gains (losses) on investments, net of tax	946	51	(1,455)	17

Total comprehensive income	$10,311	$13,462	$36,516	$31,775

Note 8: Common Stock Repurchases
In September 2007, the Board of Directors authorized, for the period from October 1, 2007 through September 30, 2008, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash. We purchased and retired approximately 3,752,000 shares of our common stock for $108.3 million in the first nine months of fiscal 2008 as compared to approximately 705,000 shares of our common stock for $19.5 million in the first nine months of fiscal 2007. In September 2008, the Board of Directors authorized, for the period from October 1, 2008 through September 30, 2009, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash.

Note 9: Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Goodwill in certain jurisdictions changes each period due to changes in foreign currency exchange rates. During the first quarter of fiscal 2008, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2007. For purposes of the annual impairment test, we assigned goodwill of $30.3 million to the OpenEdge and SOA operating segment, excluding a preliminary allocation of $2.2 million of goodwill related to the Mindreef acquisition which occurred in June 2008, $88.2 million to the DataDirect Technologies operating segment, excluding a preliminary allocation of $4.2 million of goodwill related to the Xcalia acquisition which occurred in February 2008, and $30.4 million to the other operating segment. See Note 11 for a description of the current year acquisitions and Note 10 for a description of each operating segment.
Note 10: Segment Information
At the beginning of fiscal 2008, we reorganized our business into five operating segments. The reorganization resulted in the separation of the DataXtend Division as its own operating segment from the Enterprise Infrastructure Division and the combination of the remainder of the Enterprise Infrastructure Division with the OpenEdge Division, which created the OpenEdge and SOA Group. Our principal operating segment conducts business as the OpenEdge and SOA Group. The OpenEdge and SOA Group provides the Progress® OpenEdge platform and the Sonic and Actional product sets, interoperable, best-in-class service infrastructure products used to build, deploy and manage a service-oriented architecture. Another significant operating segment, DataDirect Technologies, provides standards-based data connectivity software. Our other three operating segments include the Apama Division, the DataXtend Division and the EasyAsk Division.
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
For fiscal 2008, we have two operating segments which met the requirements for separate disclosure: OpenEdge and SOA Group and DataDirect Technologies. The other three operating segments are below the threshold for separate disclosure and are included in the Other segment. We do not manage our assets, capital expenditures, other income or provision for income taxes by segment. We manage such items on a consolidated company basis.
The following table provides revenue and income from operations from our reportable segments on an interim basis:

(In thousands)	Three months ended,	Nine months ended,
	Aug. 31, 2008	Aug. 31, 2008

Revenue:
OpenEdge and SOA segment	$100,306	$302,173
DataDirect Technologies segment	20,068	54,678
Other segment	9,963	26,016
Reconciling items	(3,717)	(6,738)

Total	$126,620	$376,129

Income (loss) from operations:
OpenEdge and SOA segment	$25,045	$85,258
DataDirect Technologies segment	2,865	5,434
Other segment	(1,118)	(6,172)
Reconciling items	(8,685)	(28,661)

Total	$18,107	$55,859

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
Total revenue by significant product line, regardless of which segment generated the revenue, is as follows:

(In thousands)
	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2008	2007	2008	2007

DataDirect	$20,068	$16,996	$54,678	$50,191
Enterprise Infrastructure	25,140	22,511	69,936	60,527
Progress OpenEdge and other	81,412	82,297	251,515	245,957

Total revenue	$126,620	$121,804	$376,129	$356,675

Note 11: Acquisitions
On February 5, 2008, we acquired, through a wholly-owned subsidiary, the stock of Xcalia SA (Xcalia) for an aggregate purchase price of $5.7 million, net of cash acquired. Xcalia is a leader in providing data access and integration for service oriented architectures. The purpose of the acquisition was to expand the product offerings within the DataDirect product line. Upon the closing of the transaction, Xcalia became part of our DataDirect Technologies operating segment. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Xcalia in our operating results from February 5, 2008, the date of acquisition. Transaction costs related to this acquisition included $0.9 million of direct acquisition costs. We paid the purchase price in cash from available funds.
On June 13, 2008, we acquired substantially all of the assets and assumed certain liabilities of Mindreef, Inc. (Mindreef) for an aggregate purchase price of approximately $6.0 million, net of cash acquired. Mindreef develops and sells quality assurance and validation solutions for SOA deployments. The purpose of the acquisition was to expand the capabilities of our Actional product-line. The Mindreef assets were combined with our OpenEdge and SOA segment. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Mindreef in our operating results from June 13, 2008, the date of acquisition. As of August 31, 2008, we accrued transaction costs related to this acquisition of $0.3 million of direct acquisition costs. We paid the purchase price in cash from available funds.
For both acquisitions, we obtained a valuation from an independent appraiser for the amounts assigned to intangible assets. The preliminary allocation of the purchase price for the two acquisitions as of August 31, 2008 was as follows:

(In thousands)
	Total	Life (in years)

Assets and liabilities, including cash	$(905)
Acquired intangible assets	8,020	3 to 8 years
Goodwill (tax deductible)	2,175
Goodwill (not deductible for tax purposes)	4,204
Deferred tax liabilities	(1,258)

Total purchase price	12,236
Less: cash acquired	(478)

Net cash paid	$11,758

Pro forma financial information has not been presented as the historical operations of the acquired companies were not significant to our consolidated financial statements either individually or in the aggregate.
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
On September 25, 2008, the United States District Court for the District of Massachusetts entered an order approving publication of a notice of settlement related to a Stipulation of Settlement (the “Settlement Agreement”) entered into on September 5, 2008 by us which, if finally judicially approved, will resolve all pending shareholder derivative lawsuits relating to our historical stock option-granting practices. On September 18, 2008, the Massachusetts Superior Court entered an order approving the publication of a notice of proposed settlement (subject to the federal court’s approval of the notice) and scheduled a hearing for December 2, 2008 to determine whether to approve the settlement.

Under the terms of the Settlement Agreement, which we entered into on the determination of the Special Litigation Committee of our Board of Directors, we have agreed to make certain corporate governance changes principally relating to stock option-granting procedures. The Settlement Agreement also reflects that eight of the individual defendants, previously (i) amended any below-market, unexercised stock options they received to increase the exercise prices to an amount equal to the fair market value of our common stock as of the actual measurement dates of those options for accounting and tax purposes, and (ii) with respect to restated stock options previously exercised, paid us the amount by which the fair market value of those options exceeded the exercise price on the measurement date for accounting and tax purposes, reduced by the amount of any federal and state taxes already paid by those individuals in connection with such exercises. The total amount of the above-described reimbursements is valued at approximately $7.0 million (net of tax payments), based on the transfer of shares of our common stock, the cancellation of vested stock options, the repricing of unexercised stock options and cash consideration. The Settlement Agreement also provides for us or our insurers to pay up to $1.9 million to plaintiffs’ attorneys for their fees and expenses, subject to court approval of these fees and expenses. Except as described above, we and the individual defendants in these lawsuits agreed to the terms of the Settlement Agreement without admitting any liability, fault or wrongdoing or incurring any additional liability of any kind.
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
Note 13: Subsequent Events
On September 12, 2008, we completed the acquisition of IONA Technologies PLC (IONA) for $4.05 per share in cash. This represents an aggregate purchase price of approximately $123 million, net of cash acquired. As of August 31, 2008, we owned 362,000 shares of IONA common stock and had an economic interest, through contracts for difference, in 1,443,000 shares of IONA common stock. Such equity was purchased in the second fiscal quarter and represents approximately 5% of the issued share capital of IONA. We will account for the acquisition as a purchase and accordingly, we will include the results of operations of IONA in our operating results from September 12, 2008, the date of acquisition. We paid the purchase price in cash from available funds. We anticipate that we will incur a restructuring charge in the fourth quarter primarily relating to severance costs associated with reductions in our workforce being made in connection with our transition and integration of IONA and our on-going cost management and strategic alignment activities. We also expect to incur acquisition-related expenses, primarily in-process research and development and restructuring costs, as a result of the acquisition. We anticipate that the restructuring charge and the acquisition related expenses will be approximately $12 million.
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
We derive a significant portion of our revenue from international operations. In all of fiscal 2007 and the first three quarters of fiscal 2008, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the translation of our results into U.S. dollars.
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
We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our consolidated financial statements:
•	Revenue recognition

•	Allowance for doubtful accounts

•	Goodwill and intangible assets

•	Income tax accounting

•	Stock-based compensation

•	Investments in debt securities
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
Goodwill and Intangible Assets — We had goodwill and net intangible assets of approximately $210 million at August 31, 2008. We assess the impairment of goodwill and identifiable intangible assets on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize cash flow models to determine the fair value of our reporting units. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in our models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting — We had a net deferred tax asset of approximately $29 million at August 31, 2008. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made. On a quarterly basis we provide for income taxes based on the estimated effective tax rate for the full fiscal year.
On December 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement 109, “Accounting for Income Taxes”. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Management judgment is required for each step. If management made different estimates or judgments, material differences in the amount accrued for uncertain tax positions would occur.
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
Investments in Debt Securities — As of August 31, 2008, we had approximately $52 million in investments related to auction rate securities (ARS), all of which are classified as non-current. For each of our ARS, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. Using a trinomial discount model, the weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $52 million, and we recorded a temporary impairment charge of $3 million to reduce the value of our ARS. Based on our cash and short-term investments balance and expected operating cash flows, we do not anticipate the lack of liquidity associated with our ARS to adversely affect our ability to conduct business and believe we have the ability to hold the remaining securities throughout the currently estimated recovery period. We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, certain of these investments currently lack short-term liquidity and were therefore reclassified as non-current on our balance sheet. If we used different assumptions and judgment determinations or the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the ARS through an impairment charge.
Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change
	Three Months Ended		Nine Months Ended		Three	Nine
	Aug. 31,	Aug. 31,	Aug. 31,	Aug. 31,	Month	Month
	2008	2007	2008	2007	Period	Period

Revenue:
Software licenses	36%	36%	36%	37%	5%	2%
Maintenance and services	64	64	64	63	4	7

Total revenue	100	100	100	100	4	5

Costs of revenue:
Cost of software licenses	3	2	2	2	53	36
Cost of maintenance and services	13	14	14	14	(2)	4
Amortization of acquired intangibles for purchased technology	2	2	2	2	19	13

Total costs of revenue	18	18	18	18	6	8

Gross profit	82	82	82	82	4	5

Operating expenses:
Sales and marketing	38	39	38	39	2	3
Product development	17	16	17	17	6	2
General and administrative	12	11	11	13	13	(8)
Amortization of other acquired intangibles	1	2	1	1	(25)	(29)

Total operating expenses	68	68	67	70	4	0

Income from operations	14	14	15	12	2	35
Other income	2	2	2	1	16	58

Income before provision for taxes	16	16	17	13	3	37
Provision for income taxes	6	6	6	5	17	47

Net income	10%	10%	11%	8%	(4)%	32%

Revenue. Our total revenue increased 4% from $121.8 million in the third quarter of fiscal 2007 to $126.6 million in the third quarter of fiscal 2008. Total revenue would have decreased by 1% if exchange rates had been constant in the third quarter of fiscal 2008 as compared to exchange rates in effect in the third quarter of fiscal 2007. Total revenue increased 5% from $356.7 million in the first nine months of fiscal 2007 to $376.1 million in the first nine months of fiscal 2008. Total revenue would have been flat if exchange rates had been constant in the first nine months of fiscal 2008 as compared to exchange rates in effect in the first nine months of fiscal 2007.
Revenue from our Progress OpenEdge product line decreased 1% from $82.3 million in the third quarter of fiscal 2007 to $81.4 million in the third quarter of fiscal 2008 and increased 2% from $246.0 million in the first nine months of fiscal 2007 to $251.5 million in the first nine months of fiscal 2008. Revenue derived from our Enterprise

Infrastructure product lines increased 12% from $22.5 million in the third quarter of fiscal 2007 to $25.1 million in the third quarter of fiscal 2008 and increased 16% from $60.5 million in the first nine months of fiscal 2007 to $69.9 million in the first nine months of fiscal 2008. Revenue from our DataDirect product line increased 18% from $17.0 million in the third quarter of fiscal 2007 to $20.1 million in the third quarter of fiscal 2008 and increased 9% from $50.2 million in the first nine months of fiscal 2007 to $54.7 million in the first nine months of fiscal 2008.
Software license revenue increased 5% from $44.0 million in the third quarter of fiscal 2007 to $46.0 million in the third quarter of fiscal 2008. Software license revenue would have increased by 1% if exchange rates had been constant in the third quarter of fiscal 2008 as compared to exchange rates in effect in the third quarter of fiscal 2007. Excluding the impact of changes in exchange rates, the increase in software license revenue in the third quarter was due to an increase in our Enterprise Infrastructure product lines, especially Apama and DataXtend products, and our DataDirect product line, partially offset by a decrease in our OpenEdge product line. Software license revenue increased 2% from $133.3 million in the first nine months of fiscal 2007 to $136.1 million in the first nine months of fiscal 2008. Software license revenue would have decreased by 2% if exchange rates had been constant in the first nine months of fiscal 2008 as compared to exchange rates in effect in the first nine months of fiscal 2007. Excluding the impact of changes in exchange rates, the decrease in software license revenue was due to a decrease in our OpenEdge product line partially offset by increases in our Enterprise Infrastructure and DataDirect product lines.
Maintenance and services revenue increased 4% from $77.8 million in the third quarter of fiscal 2007 to $80.6 million in the third quarter of fiscal 2008. Maintenance and services revenue would have decreased by 2% if exchange rates had been constant in the third quarter of fiscal 2008 as compared to exchange rates in effect in the third quarter of fiscal 2007. Maintenance and services revenue increased 7% from $223.4 million in the first nine months of fiscal 2007 to $240.0 million in the first nine months of fiscal 2008. Maintenance and services revenue would have increased by 1% if exchange rates had been constant in the first nine months of fiscal 2008 as compared to exchange rates in effect in the first nine months of fiscal 2007. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of growth in our installed customer base and renewal of maintenance agreements. Professional services revenue decreased in the third quarter and first nine months of fiscal 2008 as compared to the third quarter and first nine months of fiscal 2007, respectively. The decrease was due in part to a few large engagements that were substantially completed in early fiscal 2008.
Total revenue generated in markets outside North America increased 9% from $69.0 million in the third quarter of fiscal 2007 to $74.9 million in the third quarter of fiscal 2008 and represented 57% of total revenue in the third quarter of fiscal 2007 and 59% of total revenue in the third quarter of fiscal 2008. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, each increased in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. Total revenue generated in markets outside North America would have represented 57% of total revenue if exchange rates had been constant in the third quarter of fiscal 2008 as compared to the exchange rates in effect in the third quarter of fiscal 2007.
Total revenue generated in markets outside North America increased 10% from $202.1 million in the first nine months of fiscal 2007 to $222.6 million in the first nine months of fiscal 2008 and represented 57% of total revenue in the first nine months of fiscal 2007 and 59% of total revenue in the first nine months of fiscal 2008. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, each increased in fiscal 2008 as compared to fiscal 2007. Total revenue generated in markets outside North America would have represented 57% of total revenue if exchange rates had been constant in the first nine months of fiscal 2008 as compared to the exchange rates in effect in the first nine months of fiscal 2007.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of product media, documentation, duplication, packaging, electronic software distribution, royalties and amortization of capitalized software costs. Cost of software licenses increased 53% from $2.1 million in the third quarter of fiscal 2007 to $3.2 million in the third quarter of fiscal 2008, and increased as a percentage of software license revenue from 5% in the third quarter of fiscal 2007 to 7% in the third quarter of fiscal 2008. Cost of software licenses increased 36% from $5.7 million in the first nine months of fiscal 2007 to $7.7 million in the first nine months of fiscal 2008, and increased as a percentage of software licenses revenue from 4% in the first nine months of fiscal 2007 to 6% in the first nine months of fiscal 2008. The dollar increase for the third quarter and for the first nine months was primarily due to higher royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased 2% from $16.9 million in the third quarter of fiscal 2007 to $16.6 million in the third quarter of fiscal 2008, and decreased as a percentage of maintenance and services revenue from 22% in the third quarter of fiscal 2007 to 21% in the third quarter of fiscal 2008. Cost of maintenance and services increased 4% from $50.0 million in the first nine months of fiscal 2007 to $51.9 million in the first nine months of fiscal 2008, but remained the same percentage of maintenance and services revenue at 22%. The total dollar amount in the third quarter of fiscal 2008 decreased primarily due to a decrease in professional services revenue in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The total dollar amount in the first nine months of fiscal 2008 increased primarily due to higher headcounts and higher usage of third-party contractors for service engagements. Our technical support, education and consulting headcount increased by 4% from the end of the third quarter of fiscal 2007 to the end of the third quarter of fiscal 2008.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased 19% from $2.5 million in the third quarter of fiscal 2007 to $3.0 million in the third quarter of fiscal 2008. Amortization of acquired intangibles for purchased technology increased 13% from $7.5 million in the first nine months of fiscal 2007 to $8.4 million in the first nine months of fiscal 2008. The increase was due to amortization expense associated with the acquisitions of Xcalia and Mindreef in fiscal 2008.
Gross Profit. Our gross profit increased 4% from $100.3 million in the third quarter of fiscal 2007 to $103.9 million in the third quarter of fiscal 2008. Our gross profit increased 5% from $293.5 million in the first nine months of fiscal 2007 to $308.1 million in the first nine months of fiscal 2008. Our gross profit as a percentage of total revenue remained the same at 82% for each such period of fiscal 2007and fiscal 2008.
Sales and Marketing. Sales and marketing expenses increased 2% from $47.6 million in the third quarter of fiscal 2007 to $48.4 million in the third quarter of fiscal 2008, but decreased as a percentage of total revenue from 39% to 38%. Sales and marketing expenses increased 3% from $138.0 million in the first nine months of fiscal 2007 to $142.4 million in the first nine months of fiscal 2008, but decreased as a percentage of total revenue from 39% to 38%. The increase in sales and marketing expenses was due to higher average costs per employee in selling, partially offset by a decrease in marketing program expenses. Our sales support and marketing headcount increased by 1% from the end of the third quarter of fiscal 2007 to the end of the third quarter of fiscal 2008.
Product Development. Product development expenses increased 6% from $19.8 million in the third quarter of fiscal 2007 to $21.1 million in the third quarter of fiscal 2008, and increased as a percentage of revenue from 16% to 17%. Product development expenses increased 2% from $61.0 million in the first nine months of fiscal 2007 to $62.3 million in the first nine months of fiscal 2008, but remained the same as a percentage of total revenue at 17%. The dollar increase in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 was primarily due to expenses related to the development teams associated with the acquisitions of Xcalia and Mindreef during fiscal 2008, partially offset by a decrease in stock-based compensation expense included in product development in fiscal 2008 as compared to fiscal 2007. Our product development headcount increased 7% from the end of the third quarter of fiscal 2007 to the end of the third quarter of fiscal 2008, primarily due to our acquisitions of Xcalia and Mindreef.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 13% from $13.2 million in the third quarter of fiscal 2007 to $15.0 million in the third quarter of fiscal 2008, and increased as a percentage of revenue from 11% to 12%. General and administrative expenses decreased 8% from $47.2 million in the first nine months of fiscal 2007 to $43.5 million in the first nine months of fiscal 2008, and decreased as a percentage of revenue from 13% to 11%. The dollar decrease for the first nine months of fiscal 2008 compared to fiscal 2007 was primarily due to lower stock-based compensation and professional services fees associated with the investigation and shareholder derivative lawsuits related to our historical stock option grant practices and lower headcount. Our administrative headcount decreased 3% from the end of the third quarter of fiscal 2007 to the end of the third quarter of fiscal 2008.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles decreased from $1.8 million in the third quarter of fiscal 2007 to $1.4 million in the third quarter of fiscal 2008. Amortization of other acquired intangibles decreased from $5.7 million in the first nine months of fiscal 2007 to $4.1 million in the first nine months of fiscal 2008. The decrease in both periods was related to certain intangibles from prior acquisitions becoming fully amortized, partially offset by amortization expense related to intangible assets acquired in the Xcalia and Mindreef acquisitions.
Income From Operations. Income from operations increased 2% from $17.8 million in the third quarter of fiscal 2007 to $18.1 million in the third quarter of fiscal 2008 and decreased as a percentage of total revenue from 15% in the third quarter of fiscal 2007 to 14% in the third quarter of fiscal 2008. Income from operations increased 35% from $41.4 million in the first nine months of fiscal 2007 to $55.9 million in the first nine months of fiscal 2008 and increased as a percentage of total revenue from 12% in the first nine months of fiscal 2007 to 15% in the first nine months of fiscal 2008 for the reasons set forth above.
Other Income. Other income, consisting of interest income and foreign currency gains and losses, increased 16% from $2.3 million in the third quarter of fiscal 2007 to $2.6 million in the third quarter of fiscal 2008. Other income increased 58% from $5.0 million in the first nine months of fiscal 2007 to $7.9 million in the first nine months of fiscal 2008. The increase in the three and nine months ended in August, 2008 compared to the same periods ended in August, 2007 was primarily due to an increase in interest income resulting from higher interest rates earlier in the year, including higher interest rates earned on ARS, higher average cash and short-term investment balances, and lower foreign exchange losses.
Provision for Income Taxes. Our effective tax rate was 38% in the first nine months of fiscal 2008 as compared to 35% in the first nine months of fiscal 2007. The increase in our effective tax rate was due to the expiration of the research and development credit provisions in the federal tax code which have not been renewed, an increase in the estimate of expected taxes on foreign income and lower estimates of tax exempt interest income.
Liquidity and Capital Resources
At the end of the third quarter of fiscal 2008, our cash and short-term investments totaled $231.5 million. The decrease of $108.1 million since the end of fiscal 2007 resulted primarily from purchases of our common stock, the reclassification of ARS to non-current investments (see below), and cash used for acquisitions, partially offset by cash generated from operations and proceeds from issuances of common stock.
In addition to the $231.5 million of cash and short-term investments, we had $51.5 million in investments related to ARS that are classified as non-current. Our ARS are floating rate securities with longer-term maturities that are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The underlying collateral of the ARS consist primarily of municipal bonds, which are insured by monoline insurance companies, with the remainder consisting of student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies. Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. As of February 29, 2008, our ARS investments totaled $109.8 million. During the second and third quarters, investments totaling $55.4 million were either redeemed at par by the issuer or sold at a successful auction, reducing the par value of our ARS investments to $54.4 million. We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and were therefore reclassified as non-current on the balance sheet.
For each of our ARS, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. Using a trinomial discount model, the weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $51.5 million, and we recorded a temporary impairment charge in accumulated other comprehensive income of $2.9 million to reduce the value of our ARS. Based on our cash and short-term investments balance of $231.5 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with our ARS to adversely affect our ability to conduct business and believe we have the ability to hold the remaining securities throughout the currently estimated recovery period. Therefore, the impairment was only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the ARS through an impairment charge.
We generated $60.4 million in cash from operations in the first nine months of fiscal 2008 as compared to $71.8 million in the first nine months of fiscal 2007. The decrease in cash generated from operations in the first nine months of fiscal 2008 over the first nine months of fiscal 2007 was primarily due to timing of collections of accounts receivables and an increase in estimated tax payments.
A summary of our cash flows from operations for the first nine months of fiscal years 2008 and 2007 is as follows:

(In thousands)	Nine Months Ended August 31,

	2008	2007

Net income	$39,844	$30,176
Depreciation, amortization and other noncash charges	31,997	39,607
Tax benefit from stock plans	787	556
Changes in operating assets and liabilities	(12,191)	1,497

Total	$60,437	$71,836

Accounts receivable decreased by $3.8 million from the end of fiscal 2007. Accounts receivable days sales outstanding, or DSO, increased two days to 64 days at the end of the third quarter of fiscal 2008 as compared to the end of fiscal 2007 and increased by eight days from 56 days at the end of the third quarter of fiscal 2007. We target a DSO range of 60 to 80 days.
We purchased property and equipment totaling $6.0 million in the first nine months of fiscal 2008 as compared to $14.6 million in the first nine months of fiscal 2007. The purchases consisted primarily of computer equipment and software and building and leasehold improvements. The decrease primarily related to higher expenditures associated with our ERP implementation in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2008.
On February 5, 2008, we acquired, through a wholly-owned subsidiary, the stock of Xcalia for an aggregate purchase price of $5.7 million, net of cash acquired. Xcalia is a leader in providing data access and integration for service oriented architectures. The purpose of the acquisition was to expand the product offerings within the DataDirect product line. Upon the closing of the transaction, Xcalia became part of our DataDirect Technologies operating segment. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Xcalia in our operating results from February 5, 2008, the date of acquisition. Transaction costs related to this acquisition included $0.9 million of direct acquisition costs. We paid the purchase price in cash from available funds.
On June 13, 2008, we acquired substantially all of the assets and assumed certain liabilities of Mindreef for an aggregate purchase price of approximately $6.0 million, net of cash acquired. Mindreef develops and sells quality assurance and validation solutions for SOA deployments. The purpose of the acquisition was to expand the capabilities of our Actional product-line. The Mindreef assets were combined with our OpenEdge and SOA segment. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Mindreef in our operating results from June 13, 2008, the date of acquisition. As of August 31, 2008, we accrued transaction costs related to this acquisition of $0.3 million of direct acquisition costs. We paid the purchase price in cash from available funds.

In September 2007, the Board of Directors authorized, for the period from October 1, 2007 through September 30, 2008, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash. We purchased and retired approximately 3,752,000 shares of our common stock for $108.3 million in the first nine months of fiscal 2008 as compared to approximately 705,000 shares of our common stock for $19.5 million in the first nine months of fiscal 2007. In September 2008, the Board of Directors authorized, for the period from October 1, 2008 through September 30, 2009, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash.
We received $21.7 million in the first nine months of fiscal 2008 from the exercise of stock options and the issuance of shares under our Employee Stock Purchase Plan as compared to $24.7 million in the first nine months of fiscal 2007.
On September 12, 2008, following the receipt of all required regulatory and shareholder approvals, we completed the acquisition of IONA Technologies PLC (IONA) for $4.05 per share in cash. This represents an aggregate purchase price of approximately $123 million, net of cash acquired. As of August 31, 2008, we owned 362,000 shares of IONA common stock and had an economic interest, through contracts for difference, in 1,443,000 shares of IONA common stock. Such equity was purchased in the second fiscal quarter and represents approximately 5% of the issued share capital of IONA with a total purchase price of $6.7 million. We will account for the acquisition as a purchase and accordingly, we will include the results of operations of IONA in our operating results from September 12, 2008, the date of acquisition. We paid the purchase price in cash from available funds. We anticipate that we will incur a restructuring charge in the fourth quarter primarily relating to severance costs associated with reductions in our workforce being made in connection with our transition and integration of IONA and our on-going cost management and strategic alignment activities. We also expect to incur acquisition related expenses, primarily in-process research and development and restructuring costs, as a result of the acquisition. We anticipate that the restructuring charge and the acquisition related expenses will be approximately $12 million.
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, lease commitments, debt payments, cash acquisitions and other long-term obligations) through at least the next twelve months.
Revenue Backlog — Our aggregate revenue backlog at August 31, 2008 was approximately $172 million, of which $147 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At August 31, 2008, the remaining amount of backlog of approximately $25 million was composed of multi-year licensing arrangements of approximately $23 million and open software license orders received but not shipped of approximately $2 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
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
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R establishes a framework to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R to any acquisition after the date of adoption.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”. Collectively, the Staff Positions defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS 157. We have adopted SFAS 157 except for those items specifically deferred under FSP No. FAS 157-2. We are currently evaluating the impact of the full adoption of SFAS 157 on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161) as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.
Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. In addition, we have classified all of our debt securities as available for sale. This classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date because changes in fair value due to market changes in interest rates are recorded on the balance sheet in accumulated other comprehensive income. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial. See the discussion concerning ARS in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations under the section entitled, Liquidity and Capital Resources.
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
We use foreign currency option contracts that are not designated as hedging instruments under SFAS 133, to hedge a portion of forecasted international intercompany revenue for up to one year in the future. There were outstanding foreign currency option contracts with a fair value of $0.8 million (and a notional value of $129.6 million) at August 31, 2008. Major U.S. multinational banks are counterparties to the option contracts. We also use forward contracts that are not designated as hedging instruments under SFAS 133 to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. The unrealized gains (losses) of our outstanding foreign currency forward contracts were $0.1 million and $(0.1) million at August 31, 2008 and August 31, 2007, respectively.
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

The table below details outstanding forward contracts, which mature in 90 days or less, at August 31, 2008 where the notional amount is determined using contract exchange rates:

(In thousands)
	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*

Australian dollar	—	$8,207	1.16
Brazilian real	$9,196	—	1.64
Euro	—	48,180	0.68
Japanese yen	4,027	—	109.27
South African rand	322	—	7.77
U.K. pound	—	30,586	0.55

	$13,545	$86,973

*	expressed as local currency unit per U.S. dollar
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
(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On September 25, 2008, the United States District Court for the District of Massachusetts entered an order approving publication of a notice of settlement related to a Stipulation of Settlement (the “Settlement Agreement”) entered into on September 5, 2008 by us which, if finally judicially approved, will resolve all pending shareholder derivative lawsuits relating to our historical stock option-granting practices. On September 18, 2008, the Massachusetts Superior Court entered an order approving the publication of a notice of proposed settlement (subject to the federal court’s approval of the notice) and scheduled a hearing for December 2, 2008 to determine whether to approve the settlement.
Under the terms of the Settlement Agreement, which we entered into on the determination of the Special Litigation Committee of our Board of Directors, we have agreed to make certain corporate governance changes principally relating to stock option-granting procedures. The Settlement Agreement also reflects that eight of the individual defendants, previously (i) amended any below-market, unexercised stock options they received to increase the exercise prices to an amount equal to the fair market value of our common stock as of the actual measurement dates of those options for accounting and tax purposes, and (ii) with respect to restated stock options previously exercised, paid us the amount by which the fair market value of those options exceeded the exercise price on the measurement date for accounting and tax purposes, reduced by the amount of any federal and state taxes already paid by those individuals in connection with such exercises. The total amount of the above-described reimbursements is valued at approximately $7.0 million (net of tax payments), based on the transfer of shares of our common stock, the cancellation of vested stock options, the repricing of unexercised stock options and cash consideration. The Settlement Agreement also provides for us or our insurers to pay up to $1.9 million to plaintiffs’ attorneys for their fees and expenses, subject to court approval of these fees and expenses. Except as described above, we and the individual defendants in these lawsuits agreed to the terms of the Settlement Agreement without admitting any liability, fault or wrongdoing or incurring any additional liability of any kind.
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
Funds associated with certain of our auction rate securities may not be accessible in the short term, and we may be required to adjust the carrying value of these securities through an impairment charge. As of August 31, 2008, we had approximately $51.5 million in investments related to auction rate securities (ARS) that are classified as non-current. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. Beginning in February 2008, auctions for these securities began to fail, which has resulted in higher interest rates being earned on these securities, but the investments lack short-term liquidity. While we do not currently anticipate the lack of liquidity of the ARS to adversely affect our ability to conduct business, we will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. In the first nine months of fiscal 2008, we recorded a temporary impairment charge in accumulated other comprehensive income of $2.9 million to reduce the value of our ARS investments. In addition, if the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to further adjust the carrying value of the ARS through an other than temporary impairment charge.
We face various risks in connection with our acquisition of IONA Technologies PLC. On September 12, 2008, following the receipt of all required regulatory and shareholder approvals, we completed the acquisition of IONA. We face various risks in connection with our acquisition of IONA, including the effects of disruption from the transaction making it more difficult to maintain relationships with employees, licensees, other business partners or governmental entities, other business effects, including the effects of industry, economic or political conditions outside of our or IONA’s control, transaction costs, actual or contingent liabilities, diversion of management, uncertainties as to whether anticipated synergies will be realized and uncertainties as to whether IONA’s business will be successfully integrated with our business. Any one or more of these factors could have a material adverse effect on the combined business, our results of operations and our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are not applicable.
(c) Stock Repurchases

(In thousands, except per share data)
			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased	Per Share	Or Programs	Programs (1)

June 1, 2008 — June 30, 2008	136	$25.82	136	7,200
July 1, 2008 — July 31, 2008	1,528	$27.41	1,528	5,672
Aug. 1, 2008 — Aug. 31, 2008	—	—	—	—

Total	1,664	$27.28	1,664	5,672

(1)	In September 2007, our Board of Directors authorized, for the period from October 1, 2007 through September 30, 2008, the purchase of up to 10,000,000 shares of our common stock.
Item 6. Exhibits
     The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

2.1	Implementation Agreement, dated as of June 25, 2008, by and among IONA Technologies PLC, SPK Acquisitions Limited and Progress Software Corporation (1)

2.2	Deed of Limited Guaranty, dated as of June 25, 2008, by and among IONA Technologies PLC and Progress Software Corporation (1)

2.3	Expenses Reimbursement and Non-Solicitation Agreement, dated as of June 25, 2008, by and among IONA Technologies PLC, SPK Acquisitions Limited and Progress Software Corporation (1)

2.4	Form of Voting Undertaking executed by members of the IONA Board of Directors (1)

2.5	Voting Undertaking, dated June 25, 2008, by Progress Software Corporation (1)

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Joseph W. Alsop

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Norman R. Robertson

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to our Current Report on Form 8-K filed on June 26, 2008

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: October 10, 2008	/s/ Joseph W. Alsop
Joseph W. Alsop
Chief Executive Officer (Principal Executive Officer)

Dated: October 10, 2008	/s/ Norman R. Robertson
Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: October 10, 2008	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)