Form 10-K
period 2008-11-30
PROGRESS SOFTWARE CORP /MA
filed 2009-01-29
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2008
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
Yes ☐      No ☑
As of May 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,273,000,000.
As of January 23, 2009, there were 39,903,000 common shares outstanding.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2009 are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2008

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
Item 1. Business
Overview
Progress Software Corporation develops markets and distributes application infrastructure software to simplify and accelerate the development, deployment, integration and management of business applications software. Our mission is to deliver superior software products and services that increase business effectiveness by empowering our partners and customers to dramatically improve application development, deployment, integration and management. We seek to achieve our mission by providing a robust portfolio of software platforms, tools and services that allows the development of business applications, enables an event based enterprise, simplifies complex IT problems, and integrates data and applications across internal networks, the Internet and occasionally-connected users and facilitate the connectivity and integration of applications and data across the enterprise and between enterprises.
More than half of our worldwide revenue is realized through relationships with indirect channel partners, principally application partners and original equipment manufacturers (OEMs). Application partners are independent software vendors (ISVs) that develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. These application partners sell business applications in diverse markets such as manufacturing, distribution, financial services, retail, government and health care. OEMs are companies that embed our products into their software products or devices. We also directly sell our software products and services to the business groups and information technology (IT) organizations of corporations and governments. We operate in North America, Latin America, Europe, Middle East, Africa (EMEA) and the Asia/Pacific region through local subsidiaries as well as independent distributors.
In fiscal 2008, we completed three acquisitions, the most significant of which was IONA Technologies PLC (IONA), which occurred in the fourth quarter. The purpose of each acquisition was to expand the breadth or increase the number of product lines that we develop, market and support. We acquired three product lines, Orbix®, Artix® and FUSE®, as part of the acquisition of IONA.
Our Products
We develop, market and distribute software for the development, deployment, integration and management of business applications. With the acquisition of IONA in the fourth quarter of fiscal 2008, we have reorganized our product lines into four business units for fiscal 2009: OpenEdge, Integration Infrastructure, Apama and Data Infrastructure. Our product lines are designed to comply with open standards, deliver high levels of performance and scalability and provide a low total cost of ownership. Our products are generally licensed as perpetual licenses, but certain product lines and business activities also utilize a term or subscription-licensing model.
Our OpenEdge products empower both end-user organizations and ISVs to rapidly develop, deploy and manage sophisticated applications utilized in an ever-changing business environment.
Our integration infrastructure products use a service oriented architecture (SOA) approach where information systems are built from shared components called “services” which automate discrete business functions. Our integration infrastructure products connect, mediate, control and monitor these services and their communications to support and optimize business processes. Specialized integration capabilities of the SOA infrastructure enable legacy systems to take part in a SOA environment.
Our Apama products provide one of the broadest, deepest and most flexible platforms for building event-driven applications. Apama allows both business users and IT to exploit the power of complex event processing.

Our data infrastructure products provide data management, data integration, replication, caching, access, and security capabilities spanning multiple data stores, which can be multi-vendor and in multiple locations including disconnected and mobile data. In support of a SOA, a data infrastructure enables both database level integration as well as data services support for distributed application services.
The following descriptions detail our significant product lines within each business unit:
OpenEdge business unit:
Progress® OpenEdge®
The Progress® OpenEdge® platform, with more than 60,000 customers worldwide, is a comprehensive platform for the rapid development and deployment of business applications that are standards-based and service-oriented. OpenEdge-based applications can be deployed and managed over many computer platforms and across the Internet. OpenEdge provides a unified environment comprising development tools, application servers, application management tools, an embedded database, and the capability to connect and integrate with other applications and data sources. The primary products included in this product line are OpenEdge® Studio, OpenEdge® RDBMS, OpenEdge® Application Server, OpenEdge® DataServers, OpenEdge® Management and OpenEdge® Replication.
Progress® EasyAsk®
Progress® EasyAsk® provides product search, navigation and merchandising for web sites. EasyAsk also provides a unique natural language query and reporting product that enables enterprises and ISVs to reach a broader community of non-technical users.
Integration Infrastructure business unit:
Progress® Sonic™
The Progress® Sonic™ products help IT organizations achieve broad-scale interoperability of IT systems and the flexibility to adapt these systems to rapidly changing business needs. The Sonic products include an enterprise messaging system and one of the leading Enterprise Service Buses (ESB). Sonic products simplify the integration and flexible reuse of diverse and often proprietary business systems by manipulating them as modular, standards-based services, which can be rapidly combined to serve enterprises in new ways. Sonic ESB provides reliable integration of a SOA that incorporates multiple sites or management domains. Unique clustering technology and Continuous Availability Architecture (CAA) ensure scalable processing that never loses messages and never goes down. Through patent-pending CAA, Sonic products can guarantee timely and continuous delivery of mission-critical business events. The primary products included in this product line are Sonic ESB®, SonicMQ®, Sonic Orchestration Server and Sonic WorkBench.
Progress® Actional®
The Progress® Actional® product line offers Web Services management and SOA management providing operation and business visibility, policy-based security and control of services and end-to-end business processes in a heterogeneous environment. Actional continuously optimizes services according to business requirements, ensures compliance with regulatory and security policy, and provides root cause analysis for effective issue resolution. The primary products included in this product line are Actional Diagnostics, Actional Application Development, and Actional Enterprise (which comprises Actional Team Server and Actional Management Server).
Orbix®
The Orbix product line was acquired as part of our acquisition of IONA. Orbix is one of the market-leading implementations of CORBA and is embedded in telephone switches, online brokerage systems, multimedia news delivery, airline front desk systems, rail and road traffic control, large scale banking systems, credit card clearance, subway management and CAD systems. Orbix exemplifies our dedication to addressing high-end enterprise integration problems with standards-based solutions. Orbix is the enterprise CORBA product utilized by organizations when high performance, high availability, and security and systems management are critical. The primary products included in this product line are Orbix and Orbacus.

Artix®
The Artix® product line was acquired as part of our acquisition of IONA. Artix is a suite of advanced, technology-neutral SOA infrastructure products that work together or independently and allow customers flexibility in SOA adoption. The primary products included in this product line are Artix ESB, Artix Mainframe and Artix Data Services.
FUSE®
FUSE® is our open source family of distributed SOA infrastructure products, acquired as part of our acquisition of IONA, for companies seeking an open source option for system integration and SOA implementation. Enterprises are turning to open source software to reduce license costs while still taking advantage of innovation. The FUSE ESB is an open source product based upon popular Apache Software Foundation (ASF) projects, ServiceMix, ActiveMQ, CXF, and Camel. The industry standard Java Business Integration is the key feature FUSE ESB implements for extensible integration and interoperability. FUSE Message Broker is an open source, standards-based enterprise messaging system that is based on Apache ActiveMQ. FUSE ESB, FUSE Message Broker, FUSE Services Framework and FUSE Mediation Router are certified releases of certain Apache projects, and are integrated, tested and supported to combine the advantages of open source software with the security and reliability of working with an enterprise-class commercial vendor.
Apama business unit:
Progress® Apama®
The Progress® Apama® complex event processing platform can monitor rapidly moving event streams, detect sophisticated patterns, and take action at extremely fast speeds. Apama’s sophisticated complex event processing functionality can act on a variety of diverse, high velocity data streams, including financial market feeds, RFID signals, telecommunications network traffic, and satellite telemetry data. The primary products included in this product line are Progress® Apama® Algorithmic Trading Platform and Progress® Apama® complex event processing platform.
Data Infrastructure business unit:
DataDirect® Connect®
DataDirect® Connect® products provide data connectivity components that use industry-standard interfaces to connect applications running on various platforms to any major database. With components embedded in the products of over 250 software companies and in the applications of thousands of large enterprises, DataDirect is a global leader in the data connectivity market. The primary products included in this product line are DataDirect Connect, Stylus Studio® and DataDirect XQuery®.
DataDirect® Shadow®
The DataDirect® Shadow® product is a multi-threaded, native runtime architecture and consolidated development environment providing a real-time foundation architecture for standards-based mainframe integration. The Shadow product supports Web services for SOA, real-time events for event-driven architecture, SQL for direct data access and transactional support and automatic presentation layer generation for extending screen-based applications to the Web. The primary products included in this product line are Shadow, Shadow z/Direct and Shadow z/Services.
Progress® DataXtend®
The Progress® DataXtend® product family provides data integration for distributed applications, delivering real-time transactional views of shared data in the form that applications need. The Progress DataXtend Semantic Integrator product offers a unique approach to the data management problems often associated with SOA, employing a common semantic data model to create sophisticated data transformations, enabling organizations to integrate heterogeneous data sources with no disruption to existing applications. The primary products included in this product line are DataXtend Semantic Integrator (SI), DataXtend CE and DataXtend RE.

Progress® ObjectStore®
The Progress® ObjectStore® object data management system enables users to store data much faster than with a relational database management system or file-based storage system. The ObjectStore system provides transactional and high-availability features utilized in distributed enterprises, but with less code than traditional database technology. The ObjectStore product provides high-performance data management with faster time to market. The primary products included in this product line are ObjectStore® Enterprise and ObjectStore® PSE Pro™.
Segments
For fiscal 2008, we had five operating units comprised of: (1) the OpenEdge and SOA Group, which focuses on the OpenEdge platform and SOA infrastructure products; (2) the Apama Division, which focuses on the Apama product line and algorithmic trading for capital markets; (3) the DataXtend Division, which focuses on the DataXtend product line; (4) DataDirect Technologies, which focuses on the Connect and Shadow product lines and provides standards-based data connectivity software; and (5) the EasyAsk Division. We had two operating segments which met the requirements for separate financial statement disclosure: OpenEdge and SOA Group and DataDirect Technologies. The other three operating segments are below the threshold for separate financial statement disclosure and are included in the Other segment.
With the acquisition of IONA in the fourth quarter of fiscal 2008, we have reorganized into four business units for fiscal 2009: (1) OpenEdge which includes the Progress OpenEdge and Progress EasyAsk product lines; (2) Apama which includes the Progress Apama product lines; (3) Integration Infrastructure which includes the Progress Sonic, Progress Actional, Orbix, Artix and FUSE product lines; and (4) Data Infrastructure which includes the DataDirect Connect, DataDirect Shadow, Progress DataXtend and Progress ObjectStore product lines. We expect to have three operating segments which meet the requirements for separate financial statement disclosure in fiscal 2009: the OpenEdge segment, the Enterprise Infrastructure segment (which includes our Integration Infrastructure business unit and our Apama business unit), and the Data Infrastructure segment.
For financial information relating to business segments and international operations, see Note 12 of the Consolidated Financial Statements appearing in this Form 10-K.
Product Development
Most of our products have been developed by our internal product development staff or the internal staffs of acquired companies. We believe that the features and performance of our products are competitive with those of other available development and deployment tools and that none of the current versions of our products are approaching obsolescence. However, we believe that significant investments in new product development and continuing enhancements of our current products will be required to enable us to maintain our competitive position. Our product development staff consisted of 586 employees as of November 30, 2008. We have twelve development offices in North America, four development offices in EMEA and one development office in India. We spent $87.8 million, $80.3 million and $77.3 million in fiscal years 2008, 2007 and 2006, respectively, on product development.
Customers
We globally market our products directly to end-users and through application partners. Purchasers of Progress-based applications are generally either business managers or IT managers in corporations and government agencies. In addition, we market our DataDirect and, to a lesser extent, our Sonic, ObjectStore and DataXtend product lines to OEMs who embed and resell these products as part of an integrated solution. We use international distributors in certain countries where we do not have a direct presence. No single customer has accounted for more than 10% of our total revenue in any of our last three fiscal years.
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

Original Equipment Manufacturers (OEMs)
We enter into arrangements with OEMs whereby the OEM embeds our products into its solutions, typically either software or technology devices. The DataDirect product lines are the primary products sold through the OEM channel and, to a lesser extent, the products lines with our Integration Infrastructure and Apama business units. OEMs typically license the right to embed our products into their solutions and distribute such solutions for initial terms ranging from one to three years. Historically, a significant portion of our OEMs have renewed their agreement upon the expiration of the initial term, although no assurance can be made that these renewals will continue in the future.
Direct End-users
We license our products directly to corporations, government agencies and other organizations. Many end-users who purchase application partner applications also purchase our development tools to supplement their internal application development or purchase additional deployment products directly from us. Like application partners, end-user customers also license development and deployment products for internal applications.
Sales and Marketing
We sell our products through our direct sales force and through independent distributors in certain countries outside North America. We have sold our products to customers in over 140 countries. The sales, marketing and service groups are organized by region and certain product lines have specialized teams responsible for sales and marketing activities in particular markets or regions. We operate by region in the Americas, EMEA and Asia/Pacific. We believe that this structure allows us to maintain direct contact with our customers and support their diverse market requirements. Our international operations provide focused local sales and marketing efforts and are able to respond directly to changes in local conditions.
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
Our marketing groups conduct a variety of marketing programs designed to ensure a stream of market-ready products, raise the general awareness of our company and our business units, generate leads for the sales organization and promote our various product lines. These programs include public relations, digital/online promotion, direct mail, participation in trade shows, advertising and production of collateral literature. We also hold regional user conference events in various locations throughout the world.
Technical Support
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
The Progress Software Developers Network® (PSDN) online and offline services are designed to help developers write best-of-breed business applications using our products and technologies. PSDN services provide access to the latest information on our technology. Through a subscription to PSDN, developers gain priority access to a complete, continuously updated set of our development and deployment products.
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
We compete in various markets with a number of entities including database vendors offering development tools in conjunction with their database systems, such as Microsoft Corporation, Oracle Corporation and IBM Corporation, as well as numerous enterprise application integration vendors, messaging vendors, event processing vendors and application development tools vendors. We believe that Oracle, Microsoft and IBM currently dominate the database market and that IBM dominates the messaging market. We do not believe that there is a dominant application development tools vendor, event processing vendor or integration infrastructure vendor. Some of our competitors have greater financial, marketing or technical resources than we have and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our revenue and market presence.
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
We seek to protect the source code of our products as trade secrets and as unpublished copyrighted works. We hold 47 patents covering portions of our products. We also have 62 patent applications for some of our other product technologies. Where possible, we seek to obtain protection of our product names and service offerings through trademark registration and other similar procedures throughout the world.
Actional, Apama, Artix, DataDirect, DataDirect Connect, DataDirect XQuery, DataXtend, EasyAsk, FUSE, IONA, Progress, ObjectStore, OpenEdge, Orbix, Progress DataXtend, Progress OpenEdge, Progress Software Developers Network, Shadow, SonicESB, SonicMQ, and Stylus Studio are registered trademarks of Progress Software Corporation or one of our subsidiaries in the United States and/or other countries. Progress Sonic, PSE Pro, and Sonic are trademarks of Progress Software Corporation or one of our subsidiaries in the United States and/or other countries. Java and all Java-based marks are trademarks or registered trademarks of Sun Microsystems, Inc. in the United States and other countries. Any other trademarks or trade names appearing in this Form 10-K are the property of their respective owners.
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
Employees
As of November 30, 2008, we had 1,926 employees worldwide, including 695 in sales and marketing, 362 in customer support and services, 586 in product development and 283 in administration. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in those jurisdictions. We have experienced no work stoppages and believe our relations with employees are good.
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

Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers.

Name	Age	Position
Joseph W. Alsop	63	Co-Founder and Chief Executive Officer and Director
Gary G. Conway	55	Senior Vice President and Chief Marketing Officer
James D. Freedman	60	Senior Vice President and General Counsel
John P. Goodson	44	Vice President and General Manager, Data Infrastructure
David G. Ireland	62	Executive Vice President
Richard D. Reidy	49	Chief Operating Officer
Norman R. Robertson	60	Senior Vice President, Finance and Administration and Chief Financial Officer
Jeffrey P. Stamen	63	Senior Vice President, Corporate Development and Strategy
Mr. Alsop, our co-founder, has been a director and Chief Executive Officer since our inception in 1981.
Mr. Conway joined us in November 2008 as Senior Vice President and Chief Marketing Officer. Prior to joining us, Mr. Conway was Senior Vice President, Marketing at SprintNextel, Inc., with whom he was employed from 2004 until August 2006. Prior to that time, he was Group Vice President, Marketing at PeopleSoft, Inc.
Mr. Freedman has been Senior Vice President and General Counsel since August 2004. Prior to that time, he was Vice President and General Counsel. Mr. Freedman joined us in 1992.
Mr. Goodson has been Vice President and General Manager for Data Infrastructure since December 2008. Prior to that time, he was Vice President and General Manager for DataDirect Technologies, a position he assumed in December 2007. Prior to December 2007, Mr. Goodson was Vice President, Product Operations, for DataDirect Technologies. Mr. Goodson joined DataDirect in 1992.
Mr. Ireland has been Executive Vice President since December 2007. In that capacity, he is responsible for our OpenEdge business unit and our global field organization. Prior to December 2007, Mr. Ireland was President, Progress OpenEdge Division. Mr. Ireland joined us in 1997.
Mr. Reidy has been Chief Operating Officer since September 2008. Prior to that time, he was Executive Vice President, a position he assumed in December 2007. Prior to December 2007, Mr. Reidy was President, DataDirect Technologies. Mr. Reidy joined us in 1985.
Mr. Robertson has been Senior Vice President, Finance and Administration and Chief Financial Officer since 2000. Mr. Robertson joined us in 1996.
Mr. Stamen has been Senior Vice President, Corporate Development and Strategy since joining us in June 2004. Prior to that time, he was Chief Executive Officer of Syncra Systems, Inc., a software developer.
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
Weakness in the U.S. and international economies may result in fewer sales of our products and may otherwise harm our business. We are subject to the risks arising from adverse changes in global economic conditions, especially those in the U.S., Europe and the Asia-Pacific region. Economic growth in the United States slowed in calendar 2008 and macroeconomic conditions have deteriorated worldwide in the second half of calendar 2008. If this economic weakness continues or worsens, customers may delay, reduce or forego technology purchases, both directly and through our application partners and OEMs. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations and financial condition.
Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. Recently, we have generated between 50% and 60% of our total revenue from sales outside North America. Political instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely influence our business. If customers’ buying patterns, such as decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there will be a material adverse effect on our business, financial condition and operating results. Other potential risks inherent in our international business include:
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

Fluctuations in foreign currency exchange rates could have an adverse impact on our financial condition and results of operations. We typically generate the majority of our revenue from international operations that are primarily conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar may adversely affect our results of operations and financial position. We seek to reduce our exposure to fluctuations in foreign currency exchange rates by entering into foreign exchange option and forward contracts to hedge certain transactions of selected foreign currencies (mainly in Europe, South America and Asia Pacific). Our currency hedging transactions may not be effective in reducing any adverse impact of fluctuations in foreign currency exchange rates. Further, the imposition of exchange or price controls or other restrictions on the conversion of foreign currencies could have a material adverse effect on our business.
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
We are substantially dependent on our Progress OpenEdge product line. We derive a significant portion of our revenue from software license and maintenance revenue attributable to our Progress OpenEdge product line, and other products that complement OpenEdge and are generally licensed only in conjunction with OpenEdge. Accordingly, our future results depend on continued market acceptance of OpenEdge, and any factor adversely affecting the market for OpenEdge could have a material adverse effect on our business, financial condition and operating results.
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
We face various risks in connection with our acquisition of IONA Technologies PLC. On September 12, 2008, we completed the acquisition of IONA. We face various risks in connection with our acquisition of IONA, including the effects of disruption from the transaction making it more difficult to maintain relationships with employees, licensees, other business partners or governmental entities, other business effects, including the effects of industry, economic or political conditions outside of our or IONA’s control, transaction costs, actual or contingent liabilities, diversion of management, uncertainties as to whether anticipated synergies will be realized and uncertainties as to whether IONA’s business will be successfully integrated with our business. Any one or more of these factors could have a material adverse effect on the combined business, our results of operations and our financial condition.
We expect to make acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition or results of operations. As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. If we are unable to identify and complete such acquisitions, we may not achieve our revenue or earnings targets. Any acquisitions we do complete involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition and operating results. The consideration we pay for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.
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
The market for SOA infrastructure, enterprise integration and messaging products and services is rapidly evolving and highly competitive, and failure of our SonicESB and other integration infrastructure products to achieve and maintain market acceptance could harm our business. We are currently developing and enhancing our Integration Infrastructure product set and other related new products and services. The market for SOA infrastructure, enterprise application integration, Web services, messaging products and other Internet business-to-business products is highly competitive. Many potential customers have made significant investments in proprietary or internally developed systems and would incur significant costs in switching to the Sonic and/or Actional product sets or other third-party products. Global e-commerce and online exchange of information on the Internet and other similar open wide area networks continue to evolve. If our SOA infrastructure products are not successful in penetrating these evolving markets, our results of operations will be adversely affected.
The market for enterprise software products and services in which our Apama product line participates is rapidly evolving and highly competitive, and failure of our Apama products to achieve and maintain market acceptance could harm our business. We are currently developing and enhancing the Apama product set and other related new products and services. The market for complex event processing products is highly competitive, and continues to evolve rapidly. If our Apama products are not successful in penetrating these evolving markets, our results of operations will be adversely affected.
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
Funds associated with certain of our auction rate securities may not be accessible in the short term, and we may be required to adjust the carrying value of these securities through an impairment charge. As of November 30, 2008, we had approximately $62.4 million in investments related to auction rate securities (ARS) that are classified as noncurrent. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates primarily at 28 or 35 day intervals to provide short-term liquidity. Beginning in February 2008, auctions for these securities began to fail, which has resulted in higher interest rates earned on these securities. However, the investments lack short-term liquidity. The remaining contractual maturities of these securities range from 7 to 38 years. While we do not currently anticipate the lack of liquidity of our ARS to adversely affect our ability to conduct business, we will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer, or with respect to certain ARS, we have the opportunity to exercise a put right. In fiscal 2008, we recorded a temporary impairment charge in accumulated other comprehensive income of $7.2 million to reduce the value of our available-for-sale ARS investments. In addition, if the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to further adjust the carrying value of the ARS through an other than temporary impairment charge to current period earnings.
Item 1B. Unresolved Staff Comments
As of the date of this report, we do not have any open comments or communications from the SEC related to our financial statements or periodic filings with the SEC.

Item 2. Properties
We own our principal administrative, sales, support, marketing, product development and distribution facilities, which are located in three buildings totaling approximately 258,000 square feet in Bedford, Massachusetts. In connection with the purchase of one of these buildings, we were required to assume the existing mortgage, which has a remaining principal balance of $1.4 million as of November 30, 2008. In addition, we maintain offices in leased facilities in approximately 26 other locations in North America and approximately 50 locations outside North America. The terms of our leases generally range from one to seven years. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed.
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
On September 5, 2008, we and the other named defendants entered into a Stipulation of Settlement (the “Settlement Agreement”) resolving all pending shareholder derivative lawsuits relating to our historical stock option-granting practices. As previously reported, three parties identifying themselves as our shareholders purporting to act on our behalf filed separate derivative complaints (two of which were consolidated after filing) against certain of our present and former directors and officers in state and federal courts in Massachusetts. The complaints alleged breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants. A Special Litigation Committee was formed by our Board of Directors to investigate and determine our response to the complaints. On December 2, 2008, following a hearing, the Massachusetts Superior Court entered an order approving the Settlement Agreement. The time to file any appeals of that order has expired with no appeals having been filed. No further court or other approvals of the Settlement Agreement are required.
Under the terms of the Settlement Agreement, which we entered into on the determination of the Special Litigation Committee of our Board of Directors, we agreed to make certain corporate governance changes principally relating to stock option-granting procedures. The Settlement Agreement also reflects that eight of the individual defendants, previously (i) amended any below-market, unexercised stock options they received to increase the exercise prices to an amount equal to the fair market value of our common stock as of the actual measurement dates of those options for accounting and tax purposes, and (ii) with respect to restated stock options previously exercised, paid us the amount by which the fair market value of those options exceeded the exercise price on the measurement date for accounting and tax purposes, reduced by the amount of any federal and state taxes already paid by those individuals in connection with such exercises. The total amount of the above-described reimbursements is valued at approximately $7.0 million (net of tax payments), based on the transfer of shares of our common stock, the cancellation of vested stock options, the repricing of unexercised stock options and cash consideration. The Settlement Agreement also provided for the payment of $1.9 million to plaintiffs’ attorneys for their fees and expenses, which amount was paid on our behalf by our insurers. Except as described above, we and the individual defendants in these lawsuits agreed to the terms of the Settlement Agreement without admitting any liability, fault or wrongdoing or incurring any additional liability of any kind.
We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
We did not submit any matter to a vote of our shareholders during the fourth quarter of the fiscal year ended November 30, 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the NASDAQ Global Select Market under the symbol PRGS.

	2008		2007
Year Ended November 30,	High	Low	High	Low

First Quarter	$34.00	$28.02	$29.34	$26.18
Second Quarter	31.23	27.70	33.13	26.90
Third Quarter	31.19	25.07	34.45	26.61
Fourth Quarter	30.05	17.20	33.55	28.27

We have not declared or paid cash dividends on our common stock and we do not plan to pay cash dividends to our shareholders in the near future. As of December 31, 2008, our common stock was held by approximately 2,900 shareholders of record or through nominee or street name accounts with brokers.
Information related to our repurchases of our common stock by month in the fourth quarter of fiscal 2008 is as follows:

(in thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased	per Share	or Programs	Programs (1)

September 2008	—	—	—	5,672
October 2008	160	$19.97	160	9,840
November 2008	—	—	—	9,840

Total	160	$19.97	160	9,840

(1)	In September 2008, our Board of Directors authorized, for the period from October 1, 2008 through September 30, 2009, the purchase of up to 10,000,000 shares of our common stock. This authorization superseded the previous authorization that expired on September 30, 2008.

Stock Performance Graph and Cumulative Total Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index for each of the last five fiscal years ended November 30, 2008, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

*	$100 invested on 11/30/03 in stock or index, including reinvestment of dividends.

November 30,	2003	2004	2005	2006	2007	2008

Progress Software Corporation	100.00	108.10	147.33	129.10	150.62	101.33
NASDAQ Composite	100.00	106.97	113.90	124.05	135.75	78.34
NASDAQ Computer & Data Processing	100.00	84.31	110.23	117.98	136.62	73.40

Item 6. Selected Financial Data
The following tables set forth selected financial data for the last five fiscal years.

(In thousands, except per share data)

Year ended November 30,	2008	2007	2006	2005	2004

Revenue	$515,560	$493,500	$447,063	$405,376	$362,662
Income from operations	64,383	57,216	40,943	59,950	42,414
Net income	46,296	42,280	29,401	46,257	29,368
Basic earnings per share	1.13	1.02	0.72	1.21	0.82
Diluted earnings per share	1.08	0.96	0.68	1.12	0.76
Cash and short-term investments	118,529	339,525	241,315	266,420	191,267
Total assets	752,370	761,828	670,239	561,715	446,814
Long-term debt, including current portion	1,352	1,657	1,938	2,200	2,438
Shareholders’ equity	481,452	517,874	444,564	374,004	265,317

We have completed a number of acquisitions over the past five years which may affect year over year comparisons of our selected financial data. See a description of recent acquisitions under the heading “Overview” in Item 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We develop, market and distribute software to simplify and accelerate the development, deployment, integration and management of business applications. Our mission is to deliver superior software products and services that increase business effectiveness by empowering our partners and customers to dramatically improve application development, deployment, integration and management. Our products include development tools, databases, application servers, messaging servers, complex event processing tools, enterprise service buses, application management tools, data connectivity products and integration products that enable the highly distributed deployment of responsive applications across internal networks, the Internet and occasionally-connected users. Through our various operating units, we market our products globally to a broad range of organizations in manufacturing, distribution, finance, retail, healthcare, telecommunications, government and many other fields.
We derive a significant portion of our revenue from international operations. These operations are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar significantly impact our results of operations. In the first half of fiscal 2006, the strengthening of the U.S. dollar against most major currencies, primarily the euro, the British pound and the Brazilian real, negatively affected the translation of our operating results into U.S. dollars. From the second half of fiscal 2006 to the end of the first half of fiscal 2008, the weakening of the U.S. dollar against most major currencies positively affected the translation of our operating results into U.S. dollars. In the second half of fiscal 2008, the strengthening of the U.S. dollar against most major currencies negatively affected the translation of our operating results into U.S. dollars.
For fiscal 2008, we had five operating units comprised of: (1) the OpenEdge and SOA Group, which focuses on the OpenEdge platform and SOA infrastructure products; (2) the Apama Division, which focuses on the Apama product line and algorithmic trading for capital markets; (3) the DataXtend Division, which focuses on the DataXtend product line; (4) DataDirect Technologies which focuses on the Connect and Shadow product lines; and (5) the EasyAsk Division. We had two operating units which met the requirements for separate disclosure: the OpenEdge and SOA Group and DataDirect Technologies. The other three operating segments are below the threshold for separate disclosure and are included in the Other segment.
With the acquisition of IONA in the fourth quarter of fiscal 2008, we have reorganized into four business units for fiscal 2009: (1) OpenEdge which includes the Progress OpenEdge and Progress EasyAsk product lines; (2) Apama which includes the Progress Apama product lines; (3) Integration Infrastructure which includes the Progress Sonic, Progress Actional, Orbix, Artix and FUSE product lines; and (4) Data Infrastructure which includes the DataDirect Connect, DataDirect Shadow, Progress DataXtend and Progress ObjectStore product lines. In the first quarter of fiscal 2009, we will realign our disclosures to conform to this new business unit structure.
In fiscal 2008, we completed the acquisitions of Xcalia SA (Xcalia) in February 2008, Mindreef, Inc. (Mindreef) in June 2008 and IONA in September 2008. We did not make any acquisitions in fiscal 2007. In fiscal year 2006, we completed a number of acquisitions, including Actional Corporation (Actional) in January 2006, NEON Systems, Inc. (NEON) in January 2006, Pantero Corporation in June 2006, and OpenAccess Software Inc. in November 2006. These acquisitions were designed to expand the size and breadth of our business and/or add complementary products and technologies to existing product sets. During 2009, we expect to continue to pursue acquisitions designed to expand our business and/or add complimentary products and technologies to our existing product sets.
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, lease commitments, debt payments and other long-term obligations) through at least the next twelve months. To the extent that we complete any future acquisitions, our cash position could be reduced.
We see the most significant risks for 2009 to be the macroeconomic climate, which could cause our customers to delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us, and the decline in foreign currency exchange rates, primarily the euro, the British pound and the Brazilian real, which will adversely affect our reported results as amounts earned in other countries are translated into dollars for reporting purposes.
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
Goodwill and Intangible Assets — We had goodwill and net intangible assets of $342.3 million at November 30, 2008. We assess the impairment of goodwill and intangible assets with indefinite lives on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize either discounted cash flow models or other valuation models to determine the fair value of our reporting units. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting — We had a net deferred tax asset of $33.9 million at November 30, 2008. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.
On December 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. Management judgment is required in evaluating whether a tax position taken or expected to be taken in a tax return, based on the weight of available evidence, indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. Management judgment is also required in measuring the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. If management made different estimates or judgments, material differences in the amount accrued for uncertain tax positions would occur.
Stock-Based Compensation — We account for stock-based compensation expense in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation” (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model. The Black-

Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. If management made different estimates or judgments, material differences in the amount of stock-based compensation would occur.
Investments in Debt Securities - We have approximately $72.4 million at par value in investments related to auction rate securities (ARS), all of which are classified as noncurrent at November 30, 2008. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Based on the results of this assessment, we record either a temporary impairment charge in accumulated other comprehensive income or an other-than-temporary impairment charge in other income in our statement of operations. Accordingly, we recorded a temporary impairment charge of $7.2 million at November 30, 2008 to reduce the value of our ARS classified as available-for-sale securities. For ARS acquired as part of the acquisition of IONA and classified as trading securities, we record all changes in fair value in current period earnings. In the fourth quarter of fiscal 2008, we recorded a charge to earnings of $1.8 million to reduce the value of our ARS classified as trading securities. For further information regarding the ARS acquired as part of the acquisition of IONA, see Notes 2 and 6 of the Consolidated Financial Statements appearing in this Form 10-K. If we used different assumptions and judgment determinations or the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of our available-for-sale ARS through an other-than-temporary impairment charge in current period earnings.
New Accounting Pronouncements
In June 2006, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R establishes a framework to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R to any acquisition after the date of adoption.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. Collectively, the FSPs defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS 157. We adopted SFAS 157 except for those items specifically deferred under FSP FAS 157-2. We are currently evaluating the impact of the full adoption of SFAS 157 on our consolidated financial statements.
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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated financial statements.
Results of Operations
The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of Total Revenue			Period-to-Period Change
				2008	2007
				Compared	Compared
Year Ended November 30,	2008	2007	2006	to 2007	to 2006

Revenue:
Software licenses	37%	38%	39%	3%	6%
Maintenance and services	63	62	61	6	13

Total revenue	100	100	100	4	10

Costs of revenue:
Cost of software licenses	2	2	1	18	8
Cost of maintenance and services	13	14	14	1	12
Amortization of acquired intangibles for purchased technology	3	2	2	29	24

Total costs of revenue	18	18	17	6	13

Gross profit	82	82	83	4	10

Operating expenses:
Sales and marketing	38	39	42	2	3
Product development	17	16	17	9	4
General and administrative	12	12	13	(1)	10
Amortization of other acquired intangibles	1	1	2	(12)	(1)
Restructuring expenses	2	—	—	*		*
Impairment of goodwill	—	2	—	*		*
Acquisition-related expenses	—	—	—	*		*

Total operating expenses	70	70	74	3	6

Income from operations	12	12	9	13	40
Other income (expense), net	2	1	1	23	69

Income before provision for income taxes	14	13	10	14	43
Provision for income taxes	5	4	3	22	41

Net income	9%	9%	7%	9%	44%

*	not meaningful
Fiscal 2008 Compared to Fiscal 2007
Revenue. Our total revenue increased 4% from $493.5 million in fiscal 2007 to $515.6 million in fiscal 2008. Total revenue would have increased by 2% if exchange rates had been constant in fiscal 2008 as compared to exchange rates in effect in fiscal 2007. Our revenue increased principally due to an increase in the number of software licenses sold and maintenance sales from our major products. Changes in prices in fiscal 2008 from fiscal 2007 did not have a significant impact on our revenue. On a product line basis, our revenue increased due to growth in the Enterprise Infrastructure and DataDirect product lines, partially offset by a decline in the OpenEdge product line.
Revenue from the OpenEdge product line decreased 2% from $336.6 million in fiscal 2007 to $331.4 million in fiscal 2008. Revenue from the Enterprise Infrastructure product line increased 28% from $83.0 million in fiscal 2007 to $106.6 million in fiscal 2008. The Enterprise Infrastructure product line included the revenue from the product lines acquired as part of the acquisition of IONA (with such amount totaling approximately $13 million in fiscal 2008). Revenue from the DataDirect product line increased 5% from $73.9 million in fiscal 2007 to $77.5 million in fiscal 2008.
Software license revenue increased 3% from $187.1 million in fiscal 2007 to $192.2 million in fiscal 2008. Software license revenue would have increased by 1% if exchange rates had been constant in fiscal 2008 as compared to exchange rates in effect in fiscal 2007. The increase in software license revenue in fiscal 2008, excluding the impact of changes in exchange rates, was primarily due to increases from the DataDirect product line and the Enterprise Infrastructure product line (including the impact of the software license revenue from the product lines acquired as part of the acquisition of IONA from the acquisition date), partially offset by a decline in the OpenEdge product line. The DataDirect and Enterprise Infrastructure product lines accounted for 49% of software license revenue in fiscal 2008 as compared to 45% in fiscal 2007. Software license revenue from sales to direct end-users increased in fiscal 2008 as compared to fiscal 2007, partially offset by a slight decline in sales from indirect channels, including application partners and OEMs.
Maintenance and services revenue increased 6% from $306.4 million in fiscal 2007 to $323.3 million in fiscal 2008. Maintenance and services revenue would have increased by 4% if exchange rates had been constant in fiscal 2008 as compared to exchange rates in effect in fiscal 2007. The increase in maintenance and services revenue, excluding the impact of changes in exchange rates, was primarily the result of growth in our installed customer base, renewal of maintenance agreements, partially offset by a decrease in professional services revenue.
Total revenue generated in markets outside North America increased 6% from $281.7 million in fiscal 2007 to $299.0 million in fiscal 2008 and represented 57% of total revenue in both fiscal 2007 and fiscal 2008. Revenue from the three major regions outside of North America, consisting of EMEA, Latin America and Asia Pacific, each increased in fiscal 2008 as compared to fiscal 2007. Total revenue generated in markets outside North America would have represented 55% of total revenue if exchange rates had been constant in fiscal 2008 as compared to the exchange rates in effect in fiscal 2007. The increase in the percentage of business derived from international operations in fiscal 2008 is primarily the result of the positive impact of foreign exchange rates in fiscal 2008 and the success of our newer product lines.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of product media, documentation, duplication, packaging, electronic software distribution and royalties. Cost of software licenses increased 18% from $8.1 million in fiscal 2007 to $9.5 million in fiscal 2008, and increased as a percentage of software license revenue from 4% to 5%. The dollar increase was primarily due to higher royalty expense associated with higher sales of third-party products. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing technical support, education and consulting. Cost of maintenance and services increased 1% from $68.6 million in fiscal 2007 to $69.3 million in fiscal 2008, but decreased as a percentage of maintenance and services revenue from 22% to 21%. The decrease in cost of maintenance and services as a percentage of maintenance and services revenue was due to a decrease in professional services revenue, which has a lower margin than maintenance revenue. The dollar increase in cost of maintenance and services was due to higher headcount-related expenses, partially offset by lower usage of third-party contractors. Our technical support, education and consulting headcount increased by 21% from the end of fiscal 2007 to the end of fiscal 2008.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to intangible assets for technology obtained in business combinations. Amortization of acquired intangibles for purchased technology increased 29% from $10.1 million in fiscal 2007 to $13.0 million in fiscal 2008. The increase was due to the additional amortization expense in fiscal 2008 associated with the purchased technology acquired in the Xcalia, Mindreef, and IONA transactions.
Gross Profit. Our gross profit increased 4% from $406.7 million in fiscal 2007 to $423.7 million in fiscal 2008. The gross profit percentage remained the same at 82% of total revenue in fiscal 2007 and fiscal 2008 principally due to the matters discussed above.
Sales and Marketing. Sales and marketing expenses increased 2% from $191.4 million in fiscal 2007 to $195.9 million in fiscal 2008, but decreased as a percentage of revenue from 39% to 38%. The increase in sales and marketing expenses was primarily due to an increase in headcount associated with the acquisition of IONA. Sales and marketing expenses as a percentage of total revenue decreased in fiscal 2008 as compared to fiscal 2007 due to improved field sales productivity. Our sales support and marketing headcount increased by 8% from the end of fiscal 2007 to the end of fiscal 2008.
Product Development. Product development expenses increased 9% from $80.3 million in fiscal 2007 to $87.8 million in fiscal 2008, and increased as a percentage of revenue from 16% to 17%. The dollar increase was primarily due to headcount-related expenses for the development teams from the Xcalia, Mindreef and IONA transactions, which occurred at various times during fiscal 2008. There were no capitalized software development costs in either fiscal 2007 or fiscal 2008, due to the timing and stage of development of projects that might otherwise qualify for capitalization under our software capitalization policy. Our product development headcount increased 30% from the end of fiscal 2007 to the end of fiscal 2008.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased 1% from $62.3 million in fiscal 2007 to $62.1 million in fiscal 2008, and remained the same approximate percentage of revenue at 12%. General and administrative expenses in fiscal 2008 also include $3.0 million of professional services fees related to the investigation of our historical stock option grant practices and derivative lawsuits as compared to $3.7 million in fiscal 2007. Our administrative headcount increased by 6% from the end of fiscal 2007 to the end of fiscal 2008.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of other acquired intangibles decreased 12% from $7.3 million in fiscal 2007 to $6.4 million in fiscal 2008. The decrease in fiscal 2008 compared to fiscal 2007 was related to certain intangibles from prior acquisitions becoming fully amortized, partially offset by amortization expense related to intangible assets acquired in the Xcalia, Mindreef and IONA acquisitions.
Restructuring Expenses. During the fourth quarter of fiscal 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and our recent acquisitions. The total costs associated with the restructuring was $6.9 million, primarily related to employee severance, termination costs of automobile leases for terminated employees and excess facilities costs for unused space.
Impairment of Goodwill. In the fourth quarter of fiscal 2007, an interim impairment test was performed as circumstances indicated that an impairment may have occurred in our EasyAsk reporting unit. Based on the interim impairment testing, it was determined that the EasyAsk reporting unit’s carrying value exceeded its fair value. As a result, we recorded an impairment loss of approximately $8.2 million, which was equal to the amount by which the carrying value of goodwill assigned to the EasyAsk reporting unit exceeded its implied fair value. No impairment of goodwill was recorded in any of our other reporting units as the fair values of our other reporting units exceeded their carrying values in fiscal 2007. In fiscal 2008, it was determined that that no such impairments of goodwill existed.
Income from Operations. Income from operations increased 13% from $57.2 million in fiscal 2007 to $64.4 million in fiscal 2008 and remained the same as a percentage of total revenue at 12%. The increase in income from operations in fiscal 2008 as compared to fiscal 2007 was primarily due to improved revenue increasing at a faster rate than operating expenses.
Other Income. Other income increased 23% from $7.8 million in fiscal 2007 to $9.6 million in fiscal 2008. The increase was related to lower foreign exchange losses and an increase in interest income, primarily resulting from higher average interest rates, primarily from our ARS, and higher average cash and investment balances.
Provision for Income Taxes. Our effective tax rate increased from 35.0% in fiscal 2007 to 37.5% in fiscal 2008. The increase in the effective tax rate in fiscal 2008 as compared to fiscal 2007 was primarily due to lower amounts of tax-exempt interest income and the final phase-out of the extraterritorial income exclusion. See Note 10 of the Consolidated Financial Statements appearing in this Form 10-K for further information.
Fiscal 2007 Compared to Fiscal 2006
Revenue. Our total revenue increased 10% from $447.1 million in fiscal 2006 to $493.5 million in fiscal 2007. Total revenue would have increased by 5% if exchange rates had been constant in fiscal 2007 as compared to exchange rates in effect in fiscal 2006. Our revenue increased principally due to an increase in the number of software licenses sold and maintenance sales from our major products. Changes in prices in fiscal 2007 from fiscal 2006 did not have a significant impact on our revenue. On a product-line basis, revenue from our major product lines, OpenEdge, Enterprise Infrastructure and DataDirect, all increased year-over-year.
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
Cost of Software Licenses. Cost of software licenses increased 8% from $7.4 million in fiscal 2006 to $8.1 million in fiscal 2007, and remained the same percentage of software license revenue at 4%. The dollar increase was primarily due to higher royalty expense associated with higher sales of third-party products. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix.
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
Product Development. Product development expenses increased 4% from $77.3 million in fiscal 2006 to $80.3 million in fiscal 2007, but decreased as a percentage of revenue from 17% to 16%. The dollar increase was primarily due to a full year of expenses related to the development teams associated with the Actional and NEON acquisitions, which occurred at the end of the first quarter of fiscal 2006. Our product development expenses also increased due to additional development activities at our offshore development center in India. There were no capitalized software development costs in either fiscal 2006 or fiscal 2007, due to the timing and stage of development of projects that might otherwise qualify for capitalization under our software capitalization policy. Our product development headcount remained flat from the end of fiscal 2006 to the end of fiscal 2007.
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

Impairment of Goodwill. In the fourth quarter of fiscal 2007, an interim impairment test was performed as circumstances indicated that an impairment may have occurred in our EasyAsk reporting unit. Based on the interim impairment testing, it was determined that the EasyAsk reporting unit’s carrying value exceeded its fair value. As a result, we recorded an impairment loss of approximately $8.2 million, which was equal to the amount by which the carrying value of goodwill assigned to the EasyAsk reporting unit exceeded its implied fair value. No impairment of goodwill was recorded in any of our other reporting units as the fair values of our other reporting units exceeded their carrying values.
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
Provision for Income Taxes. Our effective tax rate decreased slightly from 35.5% in fiscal 2006 to 35.0% in fiscal 2007. The decrease in the effective tax rate in fiscal 2007 as compared to fiscal 2006 was primarily due to the utilization of research and development credits in fiscal 2007.
Liquidity and Capital Resources
At the end of fiscal 2008, our cash and short-term investments totaled $118.5 million. The decrease of $221.0 million since the end of fiscal 2007 resulted primarily from cash used for acquisitions, purchases of our common stock, and the reclassification of ARS to noncurrent investments (see below), partially offset by cash generated from operations.
In addition to the $118.5 million of cash and short-term investments, we had $62.4 million in investments related to ARS that are classified as noncurrent. Our ARS are floating rate securities with longer-term maturities that are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 7 to 38 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies. Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At February 29, 2008, our ARS investments totaled $109.8 million. During the last three quarters of fiscal 2008, investments totaling $55.4 million were either redeemed at par by the issuer or sold at a successful auction. This reduction in our ARS investments was partially offset by an additional $18.0 million par value of ARS acquired as part of the acquisition of IONA, resulting in a net reduction of the par value of our ARS investments to $72.4 million.
For each of the ARS remaining in our portfolio, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $62.4 million, and we recorded a temporary impairment charge in accumulated other comprehensive income of $7.2 million to reduce the value of our available-for sale ARS investments. In the fourth quarter of fiscal 2008, we recorded a charge to earnings of $1.8 million to reduce the value of our ARS investments classified as trading securities, offset by a similar gain on the put option related to the ARS rights offering discussed below.
With the exception of the ARS acquired as part of the acquisition of IONA discussed below, we will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as noncurrent on the balance sheet at November 30, 2008. ARS were classified as current assets at November 30, 2007. Based on our cash and short-term investments balance of $118.5 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the ARS through an impairment charge.
In November 2008, we accepted a settlement offer in the form of a rights offering from UBS Financial Services (UBS), the investment firm that brokered the original purchases of the $18.0 million par value of ARS that we acquired as part of the acquisition of IONA, which will provide us with the option (the put option) to sell these securities at par value to UBS during a period beginning on June 30, 2010. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at fair value in our financial statements at November 30, 2008, and accounted for separately from the associated securities. The fair value of the put option is based on the difference in value between the par value and the fair value of the associated ARS. We have elected to measure the put option at its fair value pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (SFAS 159), and subsequent changes in fair value will also be recognized in current period earnings. Since we intend to exercise the put option in June 2010, we do not have the intent to hold the associated auction rate securities until recovery or maturity. Therefore, we have classified these securities as trading pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), which requires changes in the fair value of these securities to be recorded in current period earnings, which we believe will substantially offset changes in the fair value of the put option.
We generated cash from operations of $87.2 million in fiscal year 2008, $104.0 million in fiscal year 2007, and $67.9 million in fiscal year 2006. The components of our cash flows from operations for fiscal years 2008, 2007 and 2006 are as follows:

(In thousands)

Year Ended November 30,	2008	2007	2006

Net income	$46,296	$42,280	$29,401
Depreciation, amortization and other noncash charges	49,432	58,675	47,181
Tax benefit from stock plans	1,123	1,614	1,064
Changes in operating assets and liabilities	(9,669)	1,438	(9,731)

Total	$87,182	$104,007	$67,915

The fluctuation in the change in operating assets and liabilities between fiscal 2007 and fiscal 2008 and between fiscal 2006 and fiscal 2007 was primarily the result of differences in the timing of maintenance renewal billings. Gross accounts receivable at November 30, 2008 decreased by $0.7 million from the end of fiscal 2007. The decrease was primarily due to increased collections and the impact of exchange rates, partially offset by the result of higher revenue. Days sales outstanding (DSO) in accounts receivable decreased year over year by one day to 61 days at the end of fiscal 2008 as compared to 62 days at the end of fiscal 2007 and 61 days at the end of fiscal 2006. We target a DSO range of 60 to 80 days.
We purchased $8.2 million of property and equipment in fiscal year 2008, $18.3 million in fiscal year 2007 and $21.7 million in fiscal year 2006. The amount for fiscal 2006 included the purchase of a building adjacent to our headquarters for $6.3 million. The decrease in fiscal 2008 as compared to fiscal 2007 and fiscal 2006 was due to lower capital expenditures associated with our ERP implementation as the project was substantially completed in early 2008. The remaining amounts in each fiscal year consisted primarily of computer equipment, software and building and leasehold improvements. We financed these purchases primarily from cash generated from operations.
We purchased and retired 3,912,000 shares of our common stock for $111.5 million in fiscal year 2008, 1,290,000 shares for $38.0 million in fiscal year 2007, and 481,000 shares for $13.0 million in fiscal year 2006. Since beginning our stock repurchase program in 1996, we have purchased and retired 24,402,000 shares at a cost of $365.0 million. In September 2008, our Board of Directors authorized, for the period from October 1, 2008 through September 30, 2009, the purchase of up to 10,000,000 shares of our common stock, at such times and at such prices that we deem such purchases to be an effective use of cash.
In fiscal year 2008, we completed three acquisitions. Each of these acquisitions was accounted for as a purchase, and accordingly, the results of operations of the acquired companies were included in our operating results from the date of acquisition. In each case, the cash portion of the purchase price was paid in cash from available funds:
•	On February 5, 2008, we acquired, through a wholly-owned subsidiary, the stock of Xcalia SA (Xcalia) for a cash payment of $4.9 million, net of cash acquired. Xcalia is a leader in providing data access and integration for service oriented architectures. The purpose of the acquisition was to expand the product offerings within the DataDirect product line. Upon the closing of the transaction, Xcalia became part of our DataDirect Technologies operating segment. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Xcalia in our operating results from February 5, 2008, the date of acquisition. In addition, we paid direct transaction costs related to this acquisition of $0.9 million.
•	On June 13, 2008, we acquired substantially all of the assets and assumed certain liabilities of Mindreef, Inc. (Mindreef) for a cash payment of $6.0 million, net of cash acquired. Mindreef develops and sells quality assurance and validation solutions for SOA deployments. The purpose of the acquisition was to expand the capabilities of our Actional product-line. The Mindreef assets were combined with our OpenEdge and SOA segment. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Mindreef in our operating results from June 13, 2008, the date of acquisition. In addition, we paid direct transaction costs related to this acquisition of $0.2 million.

•	On September 12, 2008, we completed the acquisition of IONA Technologies PLC (IONA) for $4.05 per share in cash, representing a cash payment of approximately $125.1 million, net of cash acquired. IONA is a provider of SOA infrastructure products and services. The purpose of the acquisition was to broaden our Enterprise Infrastructure product lines. Upon the closing of the transaction, IONA became part of our OpenEdge and SOA operating segment. We accounted for the acquisition as a purchase and accordingly, we included the results of operations of IONA in our operating results from September 12, 2008, the date of acquisition. In addition, we paid direct transaction costs related to this acquisition of $3.2 million.
In fiscal 2007, we purchased certain technology for use in our products for $1.8 million.
In fiscal year 2006, we used cash and stock to complete several acquisitions. Each of these acquisitions was accounted for as a purchase, and accordingly, the results of operations of the acquired companies have been included in our operating results from the date of acquisition. In each case, the cash portion of the purchase price was paid from available funds:
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
During 2009, we expect to continue to pursue acquisitions designed to expand our business and/or add complementary products and technologies to our existing product sets. To the extent that we complete any future acquisitions, our cash position could be reduced.
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
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, lease commitments, restructuring obligations, debt payments and other long-term obligations) through at least the next twelve months.
Revenue Backlog — Our aggregate revenue backlog at November 30, 2008 was approximately $176 million, of which $144 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At November 30, 2008, the remaining amount of backlog of approximately $32 million was composed of multi-year licensing arrangements of approximately $22 million and open software license orders received but not shipped of approximately $10 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Our aggregate revenue backlog at November 30, 2007 was approximately $178 million, of which $147 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At November 30, 2007, the remaining amount of backlog of approximately $31 million was composed of multi-year licensing arrangements of approximately $21 million and open software license orders received but not shipped of approximately $10 million.
We typically fulfill most of our software license orders within 30 days of acceptance of a purchase order. Assuming all other revenue recognition criteria have been met, we recognize software license revenue upon shipment of the product, or if delivered electronically, when the customer has the right to access the software. Because there are many elements governing when revenue is recognized, including when orders are shipped, credit approval obtained, completion of internal control processes over revenue recognition and other factors, management has some control in determining the period in which certain revenue is recognized. We frequently have open software license orders at the end of the quarter which have not shipped or have otherwise not met all the required criteria for revenue recognition. Although the amount of open software license orders may vary at any time, we generally do not believe that the amount, if any, of such software license orders at the end of a particular quarter is a reliable indicator of future performance. In addition, there is no industry standard for the definition of backlog and there may be an element of estimation in determining the amount. As such, direct comparisons with other companies may be difficult or potentially misleading.
Contractual Obligations
We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K. The following table details our contractual obligations as of November 30, 2008:

(In thousands)

	Payments Due by Period
		Less than 1	1-3	3-5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-term debt	$1,352	$330	$746	$276	$—
Interest payment on long-term debt	214	97	109	8	—
Operating leases	49,966	14,001	22,077	12,036	1,852

Total	$51,532	$14,428	$22,932	$12,320	$1,852

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.
Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. Our investments have an average remaining maturity of less than two years or interest-rate resets of less than 60 days and are primarily fixed-rate instruments. In addition, we have classified all of our debt securities as available-for-sale, except for certain ARS which are classified as trading. The available-for-sale classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date because changes in fair value due to market changes in interest rates are recorded on the balance sheet in accumulated other comprehensive income. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial.
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
We generally use foreign currency option contracts that are not designated as hedging instruments under SFAS 133 to hedge a portion of forecasted international intercompany cash flows for up to one year in the future, with major U.S. multinational banks as counterparties to the option contracts. There were no outstanding foreign currency option contracts at November 30, 2008 compared to outstanding foreign currency option contracts with a fair value of $0.7 million (and a notional value of $129.6 million) at November 30, 2007. We also use forward contracts that are not designated as hedging instruments under SFAS 133 to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. The unrealized losses, recorded in other income, of our outstanding foreign currency forward contracts were $(0.2) million at November 30, 2008, and $(0.3) million at November 30, 2007.
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
The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2008 where the notional amount is determined using contract exchange rates:

(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*	Fair Value

Australian dollar	—	$5,306	1.54	$48
Brazilian real	$9,669	—	2.35	(175)
Euro	—	36,596	0.78	(145)
Japanese yen	4,508	—	95.38	—
South African rand	635	—	10.07	(5)
U.K. pound	—	16,066	0.65	51

	$14,812	$57,968		$(226)

*	expressed as local currency unit per U.S. dollar

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Progress Software Corporation:
Bedford, MA
We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the “Company”) as of November 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and subsidiaries as of November 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2008, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
January 29, 2009

Consolidated Financial Statements
Consolidated Balance Sheets

(In thousands, except share data)

November 30,	2008	2007

Assets
Current assets:
Cash and equivalents	$96,485	$53,879
Short-term investments	22,044	285,646

Total cash and short-term investments	118,529	339,525
Accounts receivable (less allowances of $7,944 in 2008 and $9,458 in 2007)	94,795	93,998
Other current assets	18,664	17,891
Deferred income taxes	14,264	13,009

Total current assets	246,252	464,423

Property and equipment, net	63,147	64,949
Intangible assets, net	108,869	59,931
Goodwill	233,385	149,057
Deferred income taxes	29,618	17,617
Investments in auction rate securities	62,364	—
Auction rate securities rights offering	2,850	—
Other assets	5,885	5,851

Total	$752,370	$761,828

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$330	$305
Accounts payable	11,592	12,684
Accrued compensation and related taxes	46,001	50,092
Income taxes payable	3,926	3,409
Other accrued liabilities	43,750	26,493
Short-term deferred revenue	135,786	135,487

Total current liabilities	241,385	228,470

Long-term debt, less current portion	1,022	1,352

Long-term deferred revenue	7,957	11,200

Deferred income taxes	10,023	2,817

Other noncurrent liabilities	10,531	115

Commitments and contingencies (note 11)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none
Common stock, $.01 par value, and additional paid-in capital; authorized, 100,000,000 shares; issued and outstanding, 39,903,717 in 2008 and 42,380,338 in 2007	216,261	240,647
Retained earnings, including accumulated other comprehensive income(loss) of $(14,033) in 2008 and $4,833 in 2007	265,191	277,227

Total shareholders’ equity	481,452	517,874

Total	$752,370	$761,828

See notes to consolidated financial statements.

Consolidated Statements of Operations

(In thousands, except per share data)

Year Ended November 30,	2008	2007	2006

Revenue:
Software licenses	$192,217	$187,080	$175,845
Maintenance and services	323,343	306,420	271,218

Total revenue	515,560	493,500	447,063

Costs of revenue:
Cost of software licenses	9,536	8,050	7,441
Cost of maintenance and services	69,321	68,614	61,196
Amortization of acquired intangibles for purchased technology	13,032	10,092	8,150

Total costs of revenue	91,889	86,756	76,787

Gross profit	423,671	406,744	370,276

Operating expenses:
Sales and marketing	195,947	191,436	186,286
Product development	87,788	80,345	77,269
General and administrative	62,084	62,270	56,571
Amortization of other acquired intangibles	6,426	7,303	7,358
Restructuring expense	6,915	—	—
Impairment of goodwill	—	8,174	—
Acquisition-related expenses	128	—	1,849

Total operating expenses	359,288	349,528	329,333

Income from operations	64,383	57,216	40,943

Other income (expense):
Interest income and other	10,385	9,862	7,544
Foreign currency loss	(758)	(2,031)	(2,904)

Total other income, net	9,627	7,831	4,640

Income before provision for income taxes	74,010	65,047	45,583
Provision for income taxes	27,714	22,767	16,182

Net income	$46,296	$42,280	$29,401

Earnings per share:
Basic	$1.13	$1.02	$0.72
Diluted	$1.08	$0.96	$0.68

Weighted average shares outstanding:
Basic	41,035	41,554	40,976
Diluted	42,677	43,943	43,269

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands)

Year Ended November 30,	2008	2007	2006

Common stock and additional paid-in capital:
Balance, beginning of year	$240,647	$197,748	$160,911
Exercise of employee stock options	18,820	36,144	7,514
Issuance of stock under the employee stock purchase plan	6,685	6,248	5,484
Repurchase of common stock	(72,057)	(22,329)	(8,309)
Present value of payments for re-pricing of stock options	—	(2,604)	—
Stock-based compensation	19,318	20,878	22,405
Issuance of shares in connection with Actional business combination	—	—	13,510
Tax benefit from stock plans	2,848	4,562	1,939
Reclassification from deferred compensation	—	—	(5,706)

Balance, end of year	216,261	240,647	197,748

Deferred compensation:
Balance, beginning of year	—	—	(5,706)
Reclassification to additional paid-in capital	—	—	5,706

Balance, end of year	—	—	—

Retained earnings:
Balance, beginning of year	277,227	246,816	218,799

Net income	46,296	42,280	29,401
Other comprehensive income:
Unrealized gains (losses) on investments, net of tax	(4,685)	158	148
Translation adjustments, net of tax	(14,181)	3,569	3,140

Comprehensive income	27,430	46,007	32,689

Adoption of FIN 48	(12)	—	—
Repurchase of common stock	(39,454)	(15,596)	(4,672)

Balance, end of year	265,191	277,227	246,816

Total shareholders’ equity	$481,452	$517,874	$444,564

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Year Ended November 30,	2008	2007	2006

Cash flows from operating activities:
Net income	$46,296	$42,280	$29,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,657	9,492	9,093
Impairment of certain ERP costs	—	2,388	—
Loss on disposal of property and equipment	—	173	—
Amortization of capitalized software costs	—	175	175
Amortization of intangible assets	19,457	17,395	15,508
Impairment of goodwill	—	8,174	—
Stock-based compensation	19,318	20,878	22,405
In-process research and development	—	—	900
Tax benefit from stock plans	2,848	4,562	1,939
Excess tax benefit from stock plans	(1,725)	(2,948)	(875)
Allowances for accounts receivable	(205)	968	1,150
Deferred income taxes	(3,956)	(4,127)	(7,219)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,828)	(8,255)	(7,224)
Other assets	7,268	973	(3,597)
Accounts payable and accrued expenses	(6,866)	(2,277)	(5,542)
Income taxes payable	(5,162)	1,350	5,091
Deferred revenue	3,080	12,806	6,710

Net cash provided by operating activities	87,182	104,007	67,915

Cash flows from investing activities:
Purchases of investments available-for-sale	(143,499)	(334,296)	(310,539)
Sales and maturities of investments available-for-sale	354,753	243,516	341,694
Purchases of property and equipment	(8,213)	(18,482)	(21,738)
Purchase of technology	—	(1,800)	—
Acquisitions, net of cash acquired and purchase price settlements	(140,283)	—	(79,288)
(Increase) decrease in other noncurrent assets	(208)	(547)	103

Net cash provided by (used for) investing activities	62,550	(111,609)	(69,768)

Cash flows from financing activities:
Issuance of common stock	25,505	42,499	12,998
Repurchase of common stock	(111,511)	(38,031)	(12,981)
Excess tax benefit from stock plans	1,725	2,948	875
Payment of long-term debt	(305)	(281)	(262)

Net cash (used for) provided by financing activities	(84,586)	7,135	630

Effect of exchange rate changes on cash	(22,540)	7,897	7,274

Net increase in cash and equivalents	42,606	7,430	6,051
Cash and equivalents, beginning of year	53,879	46,449	40,398

Cash and equivalents, end of year	$96,485	$53,879	$46,449

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1: Nature of Business and Summary of Significant Accounting Policies
The Company
We are a global supplier of software and services for the development, deployment, integration and management of business applications. We develop, market and distribute our products to business, industry and governments worldwide. We also provide consulting, training and technical support services.
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
Basis of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries, (all of which are wholly-owned). We eliminate all intercompany balances and transactions.
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
Revenue Recognition
We recognize software license revenue upon shipment of the product or, if delivered electronically, when the customer has the right to access the software, provided that the license fee is fixed or determinable, persuasive evidence of an arrangement exists and collection is probable. We do not license our software with a right of return and generally do not license our software with conditions of acceptance. If an arrangement does contain conditions of acceptance, we defer recognition of the revenue until the acceptance criteria are met or the period of acceptance has passed. If software licenses are sold on a subscription basis, we recognize the license fee ratably over the subscription period. We generally recognize revenue for products distributed through application partners and distributors when sold through to the end-user.
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
A summary of activity in the allowances against accounts receivable is as follows:

(In thousands)

Year Ended November 30,	2008	2007	2006

Beginning balance	$9,458	$8,549	$8,639
Charged to (benefit to) costs and expenses	(205)	968	1,150
Write-offs and other	(1,309)	(59)	(1,240)

Ending balance	$7,944	$9,458	$8,549

Cash Equivalents and Investments
Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. We classify investments, which consist of auction rate securities, state and municipal obligations, U.S. government securities and corporate bonds and notes, as investments available-for-sale which are stated at fair value, except for certain student loan auction rate securities (ARS), which are classified as trading securities. We include aggregate unrealized holding gains and losses as a component of accumulated other comprehensive income in shareholders’ equity, except for certain ARS classified as trading, where unrealized gains and losses are recorded in current period earnings.
Supplemental Cash Flow Information
In fiscal years 2008, 2007 and 2006, we paid $29.8 million, $21.7 million and $17.3 million in income taxes, respectively, net of refunds received. In fiscal year 2008, we received refunds from the Internal Revenue Service (IRS) of $1.8 million related to the filing of original tax returns and amended tax returns from prior years. Refunds in fiscal 2007 were insignificant. In fiscal year 2006, we received refunds from the IRS of $1.3 million.
In fiscal years 2008, 2007 and 2006, cash paid for interest on long-term debt totaled $0.1 million, $0.1 million and $0.2 million, respectively.
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
Concentration of Credit Risk
Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, investments and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base.

Fair Value of Financial Instruments
The carrying amount of our cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. We base the fair value of short-term investments on current market prices, and the fair value of noncurrent investments, both available-for-sale and trading, using discounted cash flow models (Note 2). The carrying value of the put option related to the ARS rights offering is based on the difference in value between the par value and the fair value of the associated ARS. The carrying value of long-term debt (Note 11) approximates its fair value. We measure and record derivative financial instruments at fair value (Note 3). As permitted under to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (SFAS 159), we elect fair value measurement for certain financial assets on a case by case basis.
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
Product Development Costs
We expense product development costs as incurred. We capitalize certain internally generated software development costs after technological feasibility of the product has been established in accordance with SFAS No. 86, “Accounting for Costs of Software for Sale or Lease.” We amortize such costs as a component of cost of software licenses over the estimated life of the product (generally four years) in an amount equal to the greater of the amount computed using the ratio of current revenue to total expected revenue in the product’s life or the amount computed using the straight-line method. There were no capitalized software costs included on our balance sheet at the end of fiscal years 2008 and 2007. All previously capitalized amounts were fully amortized as of the end of fiscal 2007.
Stock-based Compensation
We account for stock-based compensation expense in accordance with SFAS No. 123R, “Accounting for Stock-Based Compensation” (SFAS 123R). Under SFAS 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally five years.

Goodwill, Other Intangible Assets and Long-lived Assets
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. For purposes of the annual impairment test, we assigned goodwill of $29.4 million to the OpenEdge and SOA operating segment, excluding a preliminary allocation of $2.1 million of goodwill related to the Mindreef acquisition which occurred in June 2008 and $79.3 million related to the IONA acquisition which occurred in September 2008, $88.2 million to the DataDirect Technologies operating segment, excluding a preliminary allocation of $4.2 million of goodwill related to the Xcalia acquisition which occurred in February 2008, and $30.1 million to the other operating segment.
We evaluate goodwill or other intangible assets with indefinite useful lives for impairment annually or on an interim basis when events and circumstances arise that indicate an impairment may have occurred. To conduct these impairment tests of goodwill, we compare the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow models or other valuation models. During fiscal 2008 and fiscal 2007, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed. We perform our annual testing on December 15th of each year. In addition, there were no triggering events that required an interim impairment test in fiscal 2008. However, an interim impairment test was performed in the fourth quarter of fiscal 2007 as circumstances indicated that an impairment may have occurred in our EasyAsk reporting unit. Based on the interim impairment testing, it was determined that the EasyAsk reporting unit’s carrying value exceeded its fair value. As a result, we recorded an impairment loss of approximately $8.2 million in fiscal 2007, which was equal to the amount by which the carrying value of goodwill assigned to the EasyAsk reporting unit exceeded its implied fair value. No impairment of goodwill was recorded in any of our other reporting units as the fair value of our other reporting units exceeded their carrying values.
Long-lived assets primarily include property and equipment and intangible assets with finite lives (purchased technology, capitalized software and customer-related intangibles). We periodically review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the carrying value of the asset. If impairment is indicated, we write down the asset to its estimated fair value based on a discounted cash flow analysis. In fiscal 2007, we recorded a write-down of long-lived assets associated with a specific third-party provided element of the implementation of a new ERP system of $2.4 million. The write-down was necessitated by the conclusion that it was not advisable to proceed further with the implementation of the third-party application.
Income Taxes
We provide for deferred income taxes resulting from temporary differences between financial and taxable income. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be principally offset by foreign tax credits. Cumulative undistributed foreign earnings were approximately $75.2 million at November 30, 2008.
On December 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48), which contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return, We first determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is that we measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. FIN 48 also required us to reclassify our uncertain tax positions from current to noncurrent upon adoption. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes on our consolidated statements of operations. See Note 10 for further information of the impact of adopting FIN 48.

Comprehensive Income
The components of comprehensive income include, in addition to net income, the net of tax amounts for unrealized gains and losses on investments and foreign currency translation adjustments.
Accumulated other comprehensive income is made up of the following components:

(In thousands)

November 30,	2008	2007

Cumulative translation adjustment, net of tax	$(9,459)	$4,722
Accumulated unrealized gains (losses) on investments, net of tax	(4,574)	111

Total accumulated comprehensive income	$(14,033)	$4,833

The tax effect on cumulative translation adjustment in fiscal years 2008 and 2007 was $5.5 million and $2.5 million respectively. The tax effect on accumulated unrealized gains (losses) on investments was $2.7 million in fiscal 2008 and was insignificant in fiscal 2007.
New Accounting Pronouncements
In June 2006, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R establishes a framework to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R to any acquisition after the date of adoption.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. Collectively, the FSPs defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of SFAS 157. We adopted SFAS 157 in 2008 except for those items specifically deferred under FSP FAS 157-2. We are currently evaluating the impact of the full adoption of SFAS 157 on our consolidated financial statements.
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
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. We are currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated financial statements.

Note 2: Investments
A summary of our investments by major security type at November 30, 2008 is as follows:

(In thousands)

	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

State and municipal bond obligations	$16,903	$107	$(5)	$17,005
US government securities	2,719	1	—	2,720
Auction rate securities – municipal bonds	33,891	—	(4,420)	29,471
Auction rate securities – student loans	20,804	—	(2,741)	18,063
Corporate bonds and notes	2,001	—	(2)	1,999

Subtotal – available-for-sale securities	76,318	108	(7,168)	69,258

Auction rate securities – student loans	18,000	—	(2,850)	15,150

Subtotal – trading securities	18,000	—	(2,850)	15,150

Total	$94,318	$108	$(10,018)	$84,408

Such amounts are classified on our balance sheet at November 30, 2008 as follows:

(In thousands)

	Short-term	Long-term
Security Type	Investments	Investments

State and municipal bond obligations	$17,005	$—
US government securities	2,720	—
Auction rate securities – municipal bonds	16	29,455
Auction rate securities – student loans	304	17,759
Corporate bonds and notes	1,999	—

Subtotal – available-for-sale securities	22,044	47,214

Auction rate securities – student loans	—	15,150

Subtotal – trading securities	—	15,150

Total	$22,044	$62,364

For each of our ARS, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. Using a trinomial discount model, the weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $62.4 million, and we recorded a temporary impairment charge in accumulated other comprehensive income of $7.2 million to reduce the value of our available-for-sale ARS investments. In the fourth quarter of fiscal 2008, we recorded a charge to earnings of $1.8 million to reduce the value of our ARS investments classified as trading securities, offset by the gain on the put option related to the ARS rights offering. Based on our cash and short-term investments balance and expected operating cash flows, we do not anticipate the lack of liquidity associated with our ARS to adversely affect our ability to conduct business and believe we have the ability to hold the remaining securities throughout the currently estimated recovery period.
In November 2008, we accepted a settlement offer in the form of a rights offering from UBS Financial Services (UBS), the investment firm that brokered the original purchases of the $18.0 million par value of ARS that we acquired as part of the acquisition of IONA, which effectively will provide us with a put option to sell these securities at par value to UBS during a period beginning on June 30, 2010. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at fair value in our financial statements at November 30, 2008, and accounted for separately from the associated securities as a noncurrent asset. Since we intend to exercise the put option in June 2010, we do not have the intent to hold the associated ARS until recovery or maturity. Therefore, we have classified these securities as trading pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). SFAS 115 requires changes in the fair value of these securities to be recorded in current period earnings, which we believe will substantially offset changes in the fair value of the put option.

A summary of our investments available-for-sale by major security type at November 30, 2007 is as follows (all were included in short-term investments on our balance sheet):

(In thousands)

	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

Auction rate securities – municipal bonds	$219,826	$—	$—	$219,826
Auction rate securities – students loans	20,620	—	—	20,620
State and municipal bond obligations	45,030	173	(3)	45,200

Total	$285,476	$173	$(3)	$285,646

The fair value of debt securities at November 30, 2008 and 2007, by contractual maturity, is as follows:

(In thousands)	2008	2007

Due in one year or less (1)	$78,168	$261,287
Due after one year	6,240	24,359

Total	$84,408	$285,646

(1)	Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 7 to 38 years. With the exception of the trading ARS acquired as part of the acquisition of IONA which are subject to the UBS rights offering discussed above, we will not be able to access these funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer.
Note 3: Derivative Instruments
We generally use foreign currency option contracts that are not designated as hedging instruments under SFAS 133 to hedge a portion of forecasted international intercompany revenue for up to one year in the future, with major U.S. multinational banks as counterparties to the option contracts. There were no outstanding foreign currency option contracts at November 30, 2008 compared to outstanding foreign currency option contracts with a fair value of $0.7 million (and a notional value of $129.6 million) at November 30, 2007. We also use forward contracts that are not designated as hedging instruments under SFAS 133 to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. The unrealized losses, recorded in other income, of our outstanding foreign currency forward contracts were $(0.2) million and $(0.3) million at November 30, 2008 and 2007, respectively.
The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2008 where the notional amount is determined using contract exchange rates:

(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*	Fair Value

Australian dollar	—	$5,306	1.54	$48
Brazilian real	$9,669	—	2.35	(175)
Euro	—	36,596	0.78	(145)
Japanese yen	4,508	—	95.38	—
South African rand	635	—	10.07	(5)
U.K. pound	—	16,066	0.65	51

	$14,812	$57,968		$(226)

*	expressed as local currency unit per U.S. dollar

The table below details outstanding forward contracts, which mature in ninety days or less, at November 30, 2007 where the notional amount is determined using contract exchange rates:

(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*	Fair Value

Australian dollar	—	$6,724	1.14	$32
Brazilian real	$1,278	—	1.80	(5)
Euro	—	41,606	0.68	(347)
Japanese yen	4,564	—	109.55	64
U.K. pound	—	30,581	0.48	(91)

	$5,842	$78,911		$(347)

*	expressed as local currency unit per U.S. dollar
Note 4: Property and Equipment
Property and equipment consists of the following:

(In thousands)

November 30,	2008	2007

Computer equipment and software	$56,693	$53,520
Land, buildings and leasehold improvements	49,812	52,587
Furniture and fixtures	9,711	10,218

Total	116,216	116,325
Less accumulated depreciation and amortization	53,069	51,376

Property and equipment, net	$63,147	$64,949

In fiscal 2007, we recorded a write-down associated with a specific third-party provided element of the implementation of a new ERP system of $2.4 million. The write-down was necessitated by the conclusion that it was not advisable to proceed further with the implementation of the third-party application. In fiscal 2007, we also determined that certain fully-depreciated fixed assets were no longer in service or could not be located.  The write-off of such assets totaled approximately $22.9 million, resulting in a loss of $0.2 million on the disposal of these assets.
Note 5: Intangible Assets and Goodwill
Intangible assets are composed of the following significant classes at November 30, 2008:

(In thousands)

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Purchased technology	$120,065	$41,984	$78,081
Customer-related and other	59,466	28,678	30,788

Total	$179,531	$70,662	$108,869

Intangible assets are composed of the following significant classes at November 30, 2007:

(In thousands)

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Purchased technology	$68,121	$29,969	$38,152
Customer-related and other	45,282	23,503	21,779

Total	$113,403	$53,472	$59,931

We amortize intangible assets assuming no expected residual value. The weighted average amortization period for all intangible assets is 6.5 years, including 6.5 years for purchased technology and 6.7 years for customer-related and other intangible assets. Amortization expense related to these intangible assets was $19.5 million, $17.4 million and $15.5 million in fiscal years 2008, 2007 and 2006, respectively. We estimate future amortization expense from intangible assets held as of November 30, 2008, to be approximately $28.1 million, $25.6 million, $18.5 million, $14.9 million and $8.6 million in fiscal years 2009, 2010, 2011, 2012 and 2013, respectively.
Changes in the carrying amount of goodwill for fiscal year 2008 by segment, as organized in fiscal 2008, is as follows:

(In thousands)

		Acquisitions and
	Balance	Purchase			Balance
	Dec. 1,	Accounting		Translation	Nov. 30,
	2007	Adjustments	Write-down	Adjustments	2008

OpenEdge and SOA	$30,269	$81,414	$—	$(915)	$110,768
DataDirect	88,234	4,236	—	—	92,470
Other	30,554	—	—	(407)	30,147

Total	$149,057	$85,650	$—	$(1,322)	$233,385

Changes in the carrying amount of goodwill for fiscal year 2007 by segment, as organized in fiscal 2007, is as follows:

(In thousands)

		Acquisitions and
	Balance	Purchase			Balance
	Dec. 1,	Accounting		Translation	Nov. 30,
	2006	Adjustments	Write-down	Adjustments	2007

OpenEdge	$11,561	$—	$(8,174)	$296	$3,683
Enterprise Infrastructure	57,208	(318)	—	250	57,140
DataDirect	89,089	(855)	—	—	88,234

Total	$157,858	$(1,173)	$(8,174)	$546	$149,057

Note 6: Fair Value Measurements
On December 1, 2007, we adopted SFAS 157. As provided by FSP FAS 157-2, we only have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

The following table details the fair value measurements within the fair value hierarchy of our financial assets:

(In thousands)

		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Nov. 30,	Using Identical	Observable Inputs	Unobservable
Description	2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities	$69,258	$22,044	—	$47,214
Trading securities	15,150	—	—	15,150
Put option related to ARS rights offering	2,850	—	—	2,850
Foreign exchange derivatives	(226)	—	$(226)	—

Total	$87,032	$22,044	$(226)	$65,214

The valuation technique used to measure fair value for our Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. The valuation technique used to measure fair value for our Level 3 assets is an income approach, where the expected weighted average future cash flows were discounted back to present value for each asset, except for the put option related to the ARS rights offering, which is based on the difference in value between the par value and the fair value of the associated ARS.
During fiscal 2008, we reclassified our ARS of $62.4 million to the Level 3 category. During the first quarter of fiscal 2008, such investments were classified in the Level 2 category. We reclassified our ARS to the Level 3 category as some of the inputs used in the trinomial discount model include unobservable inputs. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The underlying collateral of the ARS consist primarily of municipal bonds, which are insured by monoline insurance companies, with the remainder consisting of student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies. Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document.
As described in Note 2, we accepted a settlement offer in the form of a rights offering from UBS which will provide us with a put option to sell these securities at par value to UBS during a period beginning on June 30, 2010. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at its fair value of $2.8 million in our financial statements at November 30, 2008, accounted for separately from the associated securities. Changes in the fair value of the put option, based on the difference in value between the par value and the fair value of the associated ARS, are recognized in current period earnings. We have elected to measure the put option at fair value pursuant to SFAS 159, and subsequent changes in fair value will also be recognized in current period earnings.
With the exception of the ARS acquired as part of the acquisition of IONA, we will not be able to access these funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and were therefore classified as noncurrent on our balance sheet at November 30, 2008.

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs:

(in thousands)

Level 3
Financial
Assets

Balance, December 1, 2007	$—
Transfers from Level 2	109,800
Redemptions and sales	(55,425)
Unrealized losses included in accumulated other comprehensive income	(7,161)
ARS acquired in the acquisition of IONA	17,000
Put option related to ARS rights offering acquired in the acquisition of IONA	1,000
Unrealized losses on ARS trading securities included in other income	(1,850)
Unrealized gains on put option related to ARS rights offering included in other income	1,850

Balance, November 30, 2008	$65,214

Note 7: Earnings Per Share
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options using the treasury stock method and outstanding deferred stock units. The following table sets forth the calculation of basic and diluted earnings per share for each fiscal year:

(In thousands, except per share data)

Year Ended November 30,	2008	2007	2006

Net income	$46,296	$42,280	$29,401

Weighted average shares outstanding	41,035	41,554	40,976
Dilutive impact from common stock equivalents	1,642	2,389	2,293

Diluted weighted average shares outstanding	42,677	43,943	43,269

Basic earnings per share	$1.13	$1.02	$0.72

Diluted earnings per share	$1.08	$0.96	$0.68

Stock options to purchase approximately 3,440,000 shares, 2,379,000 shares and 2,468,000 shares of common stock were excluded from the calculation of diluted earnings per share in fiscal years 2008, 2007 and 2006, respectively, because these options were anti-dilutive.
Note 8: Shareholders’ Equity
Preferred Stock
Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. At November 30, 2008, our Board of Directors had not issued any series of preferred stock.
Common Stock
A summary of share activity is as follows:

(In thousands)

Year Ended November 30,	2008	2007	2006

Beginning balance	42,380	41,177	40,436
Shares issued	1,437	2,508	1,252
Shares repurchased and retired	(3,912)	(1,290)	(481)
Shares forfeited	(1)	(15)	(30)

Ending balance	39,904	42,380	41,177

Common Stock Repurchases
In fiscal years 2008, 2007 and 2006, we purchased and retired 3,912,000 shares, 1,290,000 shares and 481,000 shares, respectively, of our common stock for $111.5 million, $38.0 million and $13.0 million, respectively. Since beginning our stock repurchase program in 1996, we have purchased and retired 24,402,000 shares at a cost of $365.0 million.
In September 2008, our Board of Directors authorized, for the period from October 1, 2008 through September 30, 2009, the purchase of up to 10,000,000 shares of our common stock. There were 9,840,000 shares of common stock available for repurchase under this authorization at November 30, 2008.
Stock Options and Stock Awards
We currently have one shareholder-approved stock plan from which we can issue equity securities, including options, deferred stock awards and restricted stock. In fiscal 2008, our board of directors and shareholders approved the 2008 Stock Option and Incentive Plan, which replaced the 1992 Incentive and Nonqualified Stock Option Plan, the 1994 Stock Incentive Plan and the 1997 Stock Incentive Plan (collectively, the Previous Plans). The Previous Plans solely exist to satisfy outstanding options previously granted under these plans. The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units and stock appreciation rights. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. Options granted since fiscal 2005 generally vest over five years and have terms of seven years. A total of 25,340,000 shares are issuable under these plans, of which 2,091,000 shares were available for grant at November 30, 2008.
We have adopted two stock plans for which the approval of shareholders was not required: the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. The options granted since fiscal 2005 generally vest over five years and have terms of seven years. A total of 6,500,000 shares are issuable under the 2002 Plan, of which 460,000 shares were available for grant at November 30, 2008.
The 2004 Plan is reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. No awards other than nonqualified stock options have been granted under the 2004 Plan. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. The options granted since fiscal 2005 generally vest over five years and have terms of seven years. A total of 1,000,000 shares are issuable under the 2004 Plan, of which 355,000 shares were available for grant at November 30, 2008.
A summary of stock option activity under all plans is as follows:

(In thousands, except per share data)

		Weighted Average
	Number	Exercise Price
	Of Shares	Per Share

Options outstanding, December 1, 2007	9,180	$22.47
Granted	2,223	23.76
Exercised	(1,109)	16.96
Canceled	(525)	28.51

Options outstanding, November 30, 2008	9,769	$23.07

For various exercise price ranges, characteristics of outstanding and exercisable stock options at November 30, 2008 are as follows:

(Number of shares in thousands)

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Number of	Average
Exercise Price:	Shares	Life (in years)	Exercise Price	Shares	Exercise Price

$10.47-18.15	1,964	3.27	$14.94	1,962	$14.93
18.75-19.78	2,062	5.99	19.31	927	19.10
20.68-24.91	1,991	4.71	22.20	1,689	22.09
25.01-30.71	1,787	5.39	28.18	682	27.45
30.81-32.40	1,965	5.02	31.37	1,030	31.23

$10.47-32.40	9,769	4.88	$23.07	6,290	$21.49

The aggregate intrinsic value for options outstanding at November 30, 2008 was $16.5 million.
Options outstanding that have vested and that are expected to vest as of November 30, 2008 are as follows:

(In thousands, except per share data)

		Weighted
		Average	Weighted	Aggregate
	Outstanding	Remaining	Average	Intrinsic
	Options	Life (in years)	Exercise Price	Value (1)

Vested	6,290	4.32	$21.49	$14,476
Expected to vest	3,092	5.89	25.96	1,774

Total	9,382	4.84	$22.97	$16,250

(1) The aggregate intrinsic value was calculated based on the difference between the closing price of our stock on November 30, 2008 of $21.28 and the exercise prices for all in-the-money options outstanding.
A summary of the status of our restricted stock awards at November 30, 2008 is as follows:

(In thousands, except per share data)

		Weighted Average
	Number	Grant date
	of Shares	Fair value

Restricted stock awards outstanding, December 1, 2007	—	—
Granted	17	$26.05
Vested	—	—
Forfeited	(1)	26.05

Restricted stock awards outstanding, November 30, 2008	16	$26.05

The restricted stock awards vest semi-annually over a three-year period.

A summary of the status of our deferred stock units at November 30, 2008 is as follows:

(In thousands, except per share data)

		Weighted Average
	Number	Grant date
	of Shares	Fair value

Deferred stock units outstanding, December 1, 2007	28	$31.75
Granted	29	23.72
Issued in the form of common shares	(10)	31.17

Deferred stock units outstanding, November 30, 2008	47	$26.86

Each deferred stock unit (DSU) represents one share of our common stock. All DSU grants have been made to non-employee members of our Board of Directors. The DSUs are fully vested on date of grant, but do not have voting rights and can only be converted into common stock when the recipient ceases being a member of the Board.
The fair value of restricted stock awards and DSUs is equal to the closing price of our common stock on the date of grant.
The following table provides the classification of stock-based compensation expense as reflected in our consolidated statements of operations:

(In thousands)

Year Ended November 30,	2008	2007	2006

Cost of software licenses	$72	$129	$144
Cost of maintenance and services	1,170	1,518	1,645
Sales and marketing	6,982	7,979	8,316
Product development	4,588	5,083	5,130
General and administrative	6,506	8,175	7,170

Total stock-based compensation expense	19,318	22,884	22,405
Income tax benefit included in provision for income taxes	(4,632)	(5,728)	(6,554)

Total stock-based compensation expense, net of tax	$14,686	$17,156	$15,851

We estimated the fair value of options and employee stock purchase plan shares granted in fiscal years 2008, 2007 and 2006 on the measurement dates using the Black-Scholes option valuation model with the following weighted average assumptions:

Year Ended November 30,	2008	2007	2006

Stock Purchase Plan:
Expected volatility	23.4%	25.4%	27.2%
Risk-free interest rate	4.1%	4.6%	3.1%
Expected life in years	1.3	1.3	1.4
Expected dividend yield	None	None	None
Stock Options:
Expected volatility	24.9%	26.5%	29.3%
Risk-free interest rate	2.9%	4.5%	4.8%
Expected life in years	4.8	4.9	4.8
Expected dividend yield	None	None	None

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

Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2008, 2007 and 2006 was $6.46, $10.11 and $8.38 per share, respectively. We amortize the estimated fair value of options to expense over the vesting period. The weighted average estimated fair value for shares issued under our 1991 Employee Stock Purchase Plan, or ESPP, in fiscal years 2008, 2007 and 2006 was $7.24, $7.04 and $6.70 per share, respectively.
Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.
Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $23.5 million at November 30, 2008. These costs are expected to be recognized over a weighted average period of 3.1 years.
SFAS 123R requires the cash flows resulting from excess tax benefits related to stock compensation to be classified as cash flows from financing activities when realized. Excess tax benefits from the exercise of stock options, classified as a cash flow from financing activities, were $1.7 million, $2.9 million and $0.9 million in fiscal years 2008, 2007 and 2006, respectively.
During fiscal years 2008, 2007 and 2006 the following activity occurred under our plans:

(In thousands)

Year Ended November 30,	2008	2007	2006

Total intrinsic value of stock options on date exercised	$14,462	$32,767	$6,615
Total fair value of DSUs on date vested	695	872	—
Total fair value of restricted stock on date vested	—	2,083	2,670

Employee Stock Purchase Plan
The ESPP permits eligible employees to purchase up to a maximum of 4,000,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27-month offering period comprised of nine three month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27-month offering period, subsequent to the purchase, the offering period is cancelled and the employee is entered into a new 27-month offering period with the then current market price as the new base price. We issued 301,000 shares, 292,000 shares and 283,000 shares with weighted average purchase prices of $22.30, $21.42 and $19.35 per share, respectively, in fiscal years 2008, 2007 and 2006, respectively. At November 30, 2008, approximately 470,000 shares were available and reserved for issuance under the ESPP.
Note 9: Retirement Plan
We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $5.2 million, $5.5 million and $5.3 million for fiscal years 2007, 2006 and 2005, respectively.
Note 10: Income Taxes
The components of pretax income are as follows:

(In thousands)

Year Ended November 30,	2008	2007	2006

United States	$49,462	$50,485	$28,613
Non-U.S.	24,548	14,562	16,970

Total	$74,010	$65,047	$45,583

The provisions for income taxes are comprised of the following:

(In thousands)

Year Ended November 30,	2008	2007	2006

Current:
Federal	$20,131	$19,046	$15,265
State	1,639	2,645	2,564
Foreign	9,900	5,203	6,827

Total current	31,670	26,894	24,656

Deferred:
Federal	(2,499)	(2,896)	(6,622)
State	(454)	(215)	(947)
Foreign	(1,003)	(1,016)	(905)

Total deferred	(3,956)	(4,127)	(8,474)

Total	$27,714	$22,767	$16,182

The tax effects of significant items comprising our deferred taxes are as follows:

(In thousands)

November 30,	2008	2007

Deferred tax assets:
Accounts receivable	$1,911	$2,408
Other current assets	410	588
Capitalized research costs	5,546	6,971
Accrued compensation	2,804	914
Accrued liabilities and other	17,059	5,612
Deferred revenue	1,061	1,336
Stock-based compensation	9,609	6,756
Tax credit and loss carryforwards	34,791	32,534

Gross deferred tax assets	73,191	57,119
Valuation allowance	(21,100)	(17,201)

Total deferred tax assets	52,091	39,918

Deferred tax liabilities:
Goodwill	(4,414)	(2,635)
Depreciation and amortization	(13,818)	(9,474)

Total deferred tax liabilities	(18,232)	(12,109)

Total	$33,859	$27,809

The valuation allowance primarily applies to net operating loss carryforwards, unutilized tax credits and capital loss carryforwards where realization is not assured. The increase in the valuation allowance during fiscal 2008 and fiscal 2007 primarily related to the creation or acquisition of net operating loss and capital loss carryforwards. Of the total valuation allowance at November 30, 2008, we would credit goodwill for $9.0 million if we reversed such valuation allowances upon utilization of the balances related to net operating losses obtained in acquisitions.
At November 30, 2008, we have net operating loss carryforwards of $39.7 million expiring on various dates through 2026 and $27.7 million that may be carried forward indefinitely. At November 30, 2008, we have tax credit carryforwards of approximately $11.0 million expiring on various dates through 2028 and $0.7 million that may be carried forward indefinitely.

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

Year Ended November 30,	2008	2007	2006

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differences	1.7	1.5	1.1
Extraterritorial income exclusion	—	(0.3)	(3.3)
State income taxes, net	1.7	2.4	2.3
Research credits	(2.3)	(2.6)	—
Tax-exempt interest	(2.7)	(4.6)	(4.9)
Nondeductible stock-based compensation	3.2	3.3	3.8
Other	0.9	0.3	1.5

Total	37.5%	35.0%	35.5%

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
The total amount of gross unrecognized tax benefits as of December 1, 2007 (the date of adoption of FIN 48) was $4.4 million which was reclassified to noncurrent liabilities. In addition, as of the date of adoption, $4.3 million of unrecognized benefits would affect our effective tax rate if realized. The adoption of FIN 48 resulted in a nominal decrease to our retained earnings.
We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. In fiscal 2008, we included $0.5 million of interest expense and penalties in the provision for income taxes. We had accrued $0.9 million of estimated interest and penalties at November 30, 2008.
A reconciliation of the balance of our unrecognized tax benefits is as follows:

(In thousands)

Total

Balance, December 1, 2007	$4,367
Tax position related to current year	325
Settlements with tax authorities	(1,112)
Tax positions acquired	1,204

Balance, November 30, 2008	$4,784

 Domestically, we have completed the IRS audit for the periods through fiscal 2005. Certain issues are currently in the appeals process. State taxing authorities are currently examining our income tax returns for years through fiscal 2005. With all domestic audit issues considered in the aggregate, we believe it was reasonably possible that, as of November 30, 2008 the unrecognized tax benefits related to these audits could decrease (whether by payment, release, or a combination of both) in the next 12 months by as much as $1.8 million. Our U.S. federal and, with some exceptions, our state income tax returns have been examined or are closed by statute for all years prior to fiscal 2003, and we are no longer subject to audit for those periods.
Internationally, tax authorities for certain non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits, none of which are material to our balance sheet, cash flows or statements of operations. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2002.
We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

Note 11: Long-term Debt, Commitments and Contingencies
Long-term Debt
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
Future principal and interest payments are as follows:

(In thousands)

	Principal	Interest

2009	$330	$97
2010	358	69
2011	388	40
2012	276	8

Total	$1,352	$214

Leasing Arrangements
We lease certain facilities and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2008:

(In thousands)

2009	$14,001
2010	12,401
2011	9,676
2012	7,539
2013	4,497
Thereafter	1,852

Total	$49,966

Total rent expense, net of sub-rental income which is insignificant, under operating lease arrangements was approximately $11.2 million, $11.5 million and $11.0 million in fiscal years 2008, 2007 and 2006, respectively.
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

On September 5, 2008, we and the other named defendants entered into a Stipulation of Settlement (the “Settlement Agreement”) resolving all pending shareholder derivative lawsuits relating to our historical stock option-granting practices. As previously reported, three parties identifying themselves as our shareholders purporting to act on our behalf filed separate derivative complaints (two of which were consolidated after filing) against certain of our present and former directors and officers in state and federal courts in Massachusetts. The complaints alleged breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and unjust enrichment arising from the allegedly improper backdating of certain stock option grants.  A Special Litigation Committee was formed by our Board of Directors to investigate and determine our response to the complaints. On December 2, 2008, following a hearing, the Massachusetts Superior Court entered an order approving the Settlement Agreement. The time to file any appeals of that order has expired with no appeals having been filed. No further court or other approvals of the settlement are required.
Under the terms of the Settlement Agreement, which we entered into on the determination of the Special Litigation Committee of our Board of Directors, we agreed to make certain corporate governance changes principally relating to stock option-granting procedures.  The Settlement Agreement also reflects that eight of the individual defendants, previously (i) amended any below-market, unexercised stock options they received to increase the exercise prices to an amount equal to the fair market value of our common stock as of the actual measurement dates of those options for accounting and tax purposes, and (ii) with respect to restated stock options previously exercised, paid us the amount by which the fair market value of those options exceeded the exercise price on the measurement date for accounting and tax purposes, reduced by the amount of any federal and state taxes already paid by those individuals in connection with such exercises. The total amount of the above-described reimbursements is valued at approximately $7.0 million (net of tax payments), based on the transfer of shares of our common stock, the cancellation of vested stock options, the repricing of unexercised stock options and cash consideration. The Settlement Agreement also provided for the payment of $1.9 million to plaintiffs’ attorneys for their fees and expenses, which amount was paid on our behalf by our insurers. Except as described above, we and the individual defendants in these lawsuits agreed to the terms of the Settlement Agreement without admitting any liability, fault or wrongdoing or incurring any additional liability of any kind.
We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial position or results of operations.
Note 12: Business Segments and International Operations
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

The following table provides revenue and income from operations from our reportable segments for fiscal year 2008:

(In thousands)

Year Ended November 30,	2008

Revenue:
OpenEdge and SOA segment	$412,590
DataDirect Technologies segment	77,507
Other segment	33,890
Reconciling items	(8,427)

Total	$515,560

Income (loss) from operations:
OpenEdge and SOA segment	$118,361
DataDirect Technologies segment	10,743
Other segment	(9,711)
Reconciling items	(55,010)

Total	$64,383

The reconciling items within revenue primarily represent intersegment sales, which are accounted for as if sold under an equivalent arms-length basis arrangement. Amounts included under reconciling items within income from operations represent amortization of acquired intangibles, restructuring expenses, stock-based compensation, acquisition-related expenses and certain unallocated administrative expenses, which are not considered in the CDM’s evaluation of segment performance.
We did not include prior year comparisons as it is not practical to restate the prior year’s data into the fiscal 2008 structure or the fiscal 2008 data into the fiscal 2007 structure.
The following table sets forth our revenue and income from operations from our reportable segments for fiscal years 2007 and 2006:

(In thousands)

Year Ended November 30,	2007	2006

Revenue:
OpenEdge segment	$366,139	$334,541
Enterprise Infrastructure segment	63,599	59,117
DataDirect segment	73,776	62,316
Reconciling items	(10,014)	(8,911)

Total	$493,500	$447,063

Income (loss) from operations:
OpenEdge segment	$129,309	$123,425
Enterprise Infrastructure segment	(23,654)	(29,068)
DataDirect segment	8,722	3,345
Reconciling items	(57,161)	(56,759)

Total	$57,216	$40,943

The reconciling items within revenue primarily represent intersegment sales, which are accounted for as if sold under an equivalent arms-length basis arrangement. Amounts included under reconciling items within income from operations represent amortization of acquired intangibles, stock-based compensation and certain unallocated administrative expenses, which are not considered in the CDM’s evaluation of segment performance.
With the acquisition of IONA in the fourth quarter of fiscal 2008, we have reorganized into four business units for fiscal 2009: (1) OpenEdge which includes the Progress OpenEdge and Progress EasyAsk product lines; (2) Apama which includes the Progress Apama product lines; (3) Integration Infrastructure which includes the Progress Sonic, Progress Actional, Orbix, Artix and FUSE product lines; and (4) Data Infrastructure which includes the DataDirect Connect, DataDirect Shadow, Progress DataXtend and Progress ObjectStore product lines. We expect to have three operating segments which meet the requirements for separate financial statement disclosure: the OpenEdge segment, the Enterprise Infrastructure segment (which includes our Integration Infrastructure business unit and our Apama business unit), and the Data Infrastructure segment. In the first quarter of fiscal 2009, we will realign our disclosures to conform to this new business unit structure.

Total revenue by significant product line, regardless of which segment generated the revenue, is as follows:

(In thousands)

Year Ended November 30,	2008	2007	2006

DataDirect	$77,518	$73,876	$61,891
Enterprise Infrastructure	106,615	83,028	68,648
Progress OpenEdge and other	331,427	336,596	316,524

Total	$515,560	$493,500	$447,063

Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from external customers by revenue type is as follows:

(In thousands)

Year Ended November 30,	2008	2007	2006

Software licenses	$192,217	$187,080	$175,845
Maintenance	272,532	252,562	230,072
Consulting and education	50,811	53,858	41,146

Total	$515,560	$493,500	$447,063

In the following table, revenue attributed to North America includes shipments to customers in the United States and Canada and licensing to certain multinational organizations. Revenue from Europe, Middle East and Africa (EMEA), Latin America and Asia Pacific includes shipments to customers in each region, not including certain multinational organizations, plus export shipments into each region that are billed from the United States. Information relating to revenue from external customers from different geographical areas is as follows:

(In thousands)

Year Ended November 30,	2008	2007	2006

North America	$216,574	$211,782	$203,265
EMEA	234,037	225,164	196,104
Latin America	32,902	29,158	24,346
Asia Pacific	32,047	27,396	23,348

Total	$515,560	$493,500	$447,063

Revenue from the United Kingdom totaled $68.8 million, $72.0 million and $64.1 million for fiscal years 2008, 2007 and 2006, respectively. No other country outside of the United States accounted for more than 10% of our consolidated total revenue in any year presented. Long-lived assets totaled $60.4 million, $60.2 million and $56.4 million in the United States and $8.6 million, $10.6 million and $6.6 million outside of the United States at the end of fiscal years 2008, 2007 and 2006, respectively. No individual country outside of the United States accounted for more than 10% of our consolidated long-lived assets. Long-lived assets exclude goodwill and intangible assets, which are not allocated to specific geographies as it is impracticable to do so.
Note 13: Business Combinations
Fiscal 2008 Transactions:
•	On February 5, 2008, we acquired, through a wholly-owned subsidiary, the stock of Xcalia SA (Xcalia) for a cash payment of $4.9 million, net of cash acquired. Xcalia is a leader in providing data access and integration for service oriented architectures. The purpose of the acquisition was to expand the product offerings within the DataDirect product line. Upon the closing of the transaction, Xcalia became part of our DataDirect Technologies operating segment. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Xcalia in our operating results from February 5, 2008, the date of acquisition. In addition, we paid direct transaction costs related to this acquisition of $0.9 million. We paid the purchase price in cash from available funds.

•	On June 13, 2008, we acquired substantially all of the assets and assumed certain liabilities of Mindreef, Inc. (Mindreef) for a cash payment of $6.0 million, net of cash acquired. Mindreef develops and sells quality assurance and validation solutions for SOA deployments. The purpose of the acquisition was to expand the capabilities of our Actional product-line. The Mindreef assets were combined with our OpenEdge and SOA segment. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Mindreef in our operating results from June 13, 2008, the date of acquisition. In addition, we paid direct transaction costs related to this acquisition of $0.2 million. We paid the purchase price in cash from available funds.

•	On September 12, 2008, we completed the acquisition of IONA Technologies PLC (IONA) for $4.05 per share in cash, representing a cash payment of approximately $125.1 million, net of cash acquired. IONA is a provider of SOA infrastructure products and services. The purpose of the acquisition was to broaden our Enterprise Infrastructure product lines. Upon the closing of the transaction, IONA became part of our OpenEdge and SOA operating segment. We accounted for the acquisition as a purchase and accordingly, we included the results of operations of IONA in our operating results from September 12, 2008, the date of acquisition. In addition, we paid direct transaction costs related to this acquisition of $3.2 million. We paid the purchase price in cash from available funds.
For all acquisitions we obtained valuations from independent appraisers for the amounts assigned to intangible assets. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change within the purchase price allocation period (generally one year from the acquisition date). The primary areas of the purchase price allocation that are not yet finalized relate to restructuring costs, certain accruals, income and non-income based taxes and residual goodwill. The preliminary allocation of the purchase prices, on an aggregate basis, was as follows:

(In thousands)

Total

Cash and short-term investments	$28,562
Accounts receivable	5,625
Property and equipment	1,776
Investments in auction rate securities	17,000
Other assets	3,437
Acquired intangible assets (assigned lives of 1 to 8 years)	77,120
Goodwill (tax deductible)	2,074
Goodwill (not deductible for tax purposes)	83,576
Accounts payable and other liabilities	(34,019)
Deferred revenue	(9,120)
Deferred tax liabilities	(9,212)

Total	166,819
Less: cash acquired	(26,536)

Net cash paid	$140,283

The value of the intangible assets acquired as part of the acquisition of IONA was $52.2 million for purchased technology and $16.9 million for customer-related and other intangibles with a weighted average amortization period of 7.3 years and 7.0 years for each class of intangible assets, respectively. The value of goodwill (not deductible for tax purposes) associated with the acquisition of IONA was $79.3 million.
The following table sets forth supplemental, unaudited pro forma financial information that assumes the acquisition of IONA was completed at the beginning of each pro forma period presented. The information for the twelve months ended November 30, 2008 includes our historical results for fiscal 2008 and the historical results of IONA for the nine-month period ended June 30, 2008, due to different fiscal period ends. The information for the twelve months ended November 30, 2007 includes our historical results for fiscal 2007 and the historical results of IONA for the twelve-month period ended September 30, 2007, due to different fiscal periods.
The unaudited pro forma results include estimates and assumptions regarding increased amortization of intangible assets related to the acquisition, decreased interest income related to cash paid for the purchase price of the acquisition and the related tax effects, which we believe are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the acquisitions had occurred on the date indicated, or that may result in the future.

(In thousands, except per share data, unaudited)

Year Ended November 30,	2008	2007

Pro forma revenue	$567,546	$575,852
Pro forma net income	27,385	33,116
Pro forma diluted earnings per share	0.64	0.75

We have not included financial information for Xcalia and Mindreef in the pro forma results as the historical operations were not significant to our consolidated financial statements either individually or in the aggregate.
Fiscal 2006 Transactions:
•	On January 20, 2006, we acquired for a combination of cash and stock, through a wholly-owned subsidiary, the stock of Actional Corporation (Actional) for a purchase price of approximately $28.7 million, net of cash acquired. Actional is a leading provider of Web services management software for visibility and run-time governance of distributed IT systems in a service-oriented architecture. The purpose of the acquisition was to broaden our SOA product offerings. Upon the closing of the transaction, Actional became part of our Enterprise Infrastructure operating unit. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Actional in our operating results from the date of acquisition. In addition, we paid direct transaction costs related to this acquisition of $0.5 million. We paid $15.2 million of the purchase price in cash from available funds with the remainder approximating $13.5 million paid through the issuance of 460,011 shares of our common stock.

•	On January 30, 2006, we acquired, through a wholly-owned subsidiary, approximately 91% of the outstanding shares of common stock of NEON Systems, Inc. (NEON), and we acquired the remaining outstanding shares of common stock of NEON on February 2, 2006. The aggregate purchase price of the acquisition was approximately $51.1 million, net of cash acquired. The purchase price also included the value of in-the-money stock options and warrants. NEON is a provider of mainframe integration products and services. The purpose of the acquisition was to broaden the product offerings of DataDirect. Upon the closing of the transaction, NEON became part of our DataDirect operating unit. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of NEON in our operating results from January 30, 2006, the date of acquisition. In addition, we paid direct transaction costs related to this acquisition of $0.8 million. We paid the purchase price in cash from available funds.

•	On June 19, 2006, we acquired, through a wholly-owned subsidiary, the stock of Pantero Corporation for an aggregate purchase price of approximately $5.6 million, net of cash acquired. Pantero is a provider of technology for validating business data in integration projects. The purpose of the acquisition was to broaden the product offerings within our Enterprise Infrastructure Division. Upon the closing of the transaction, Pantero became part of our Enterprise Infrastructure operating unit. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Pantero in our operating results from June 19, 2006, the date of acquisition. In addition, we paid direct transaction costs related to this acquisition of $0.1 million. We paid the purchase price in cash from available funds.

•	On November 6, 2006, we acquired, through a wholly-owned subsidiary, the stock of OpenAccess Software Inc. for an aggregate purchase price of $6.0 million, net of cash acquired. Open Access is a provider of development toolkits for rapid development of data connectivity drivers. The purpose of the acquisition was to broaden the product offerings of DataDirect. Upon the closing of the transaction Open Access became part of our DataDirect operating unit. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of OpenAccess in our operating results from November 6, 2006, the date of acquisition. We paid the purchase price in cash from available funds.
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

For all acquisitions we obtained valuations from independent appraisers for the amounts assigned to intangible assets. The final allocation of the purchase prices was as follows:

(In thousands)

Total

Assets and liabilities, including cash	$6,734
Acquired intangible assets (assigned lives of 1 to 10 years)	41,859
Goodwill (not deductible for tax purposes)	71,586
In-process research and development	900
Deferred tax liabilities	(8,864)

Total purchase price	112,215
Less: cash acquired	(19,416)
Less: stock issuance	(13,511)

Net cash paid	$79,288

We have not presented pro forma financial information as the historical operations of Actional, NEON, Pantero and OpenAccess were not significant to our consolidated financial statements either individually or in the aggregate.
In connection with certain of the above acquisitions, we established reserves for exit costs related to facilities closures and related costs and employee severance included as part of the purchase price allocation. The amounts included under cash disbursements are net of proceeds received from subrental agreements. A summary of activity is as follows:

(In thousands)

	Facilities Closures	Employee Severance
	and Related Costs	and Related Benefits	Total

Balance, December 1, 2005	$1,798	—	$1,798
Establishment of reserve related to Actional	—	$277	277
Establishment of reserve related to Neon	657	—	657
Establishment of reserve related to Pantero	—	113	277
Cash disbursements	(891)	(390)	(1,281)

Balance, November 30, 2006	1,564	—	1,564
Reversal of previously established reserve	(365)	—	(365)
Cash disbursements	(863)	—	(863)

Balance, November 30, 2007	336	—	336
Establishment of reserve related to IONA	7,617	3,172	10,789
Cash disbursements	(560)	(1,987)	(2,547)

Balance, November 30, 2008	$7,393	$1,185	$8,578

The balance of the employee severance and related benefits is expected to be paid in 2009. The balance of the facilities closures and related costs is expected to be paid over a period of time ending in 2013.
Note 14: Restructuring Charge
Fiscal 2008 Restructuring Plan
During the fourth quarter of fiscal 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and our recent acquisitions. The total expected costs associated with the restructuring aggregated to $6.9 million, primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The excess facilities and other costs represent termination costs of automobile leases for employees that have been terminated and excess facilities costs for unused space.

A summary of activity is as follows:

(In thousands)

	Excess Facilities	Employee Severance
	and Other Costs	and Related Benefits	Total

Balance, December 1, 2007	$—	$—	$—
Establishment of reserve related to restructuring	676	6,239	6,915
Cash disbursements	—	(748)	(748)

Balance, November 30, 2008	$676	$5,491	$6,167

The balance of the employee severance and related benefits is expected to be paid in 2009. The balance of the excess facilities and related costs is expected to be paid over a period of time ending in 2010.
Note 15: Selected Quarterly Financial Data (unaudited)

(In thousands, except per share data)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008:
Revenue	$121,567	$127,942	$126,620	$139,431
Gross profit	98,957	105,246	103,885	115,583
Income from operations	17,148	20,604	18,107	8,524
Net income	12,836	14,471	12,537	6,452
Diluted earnings per share	0.29	0.33	0.30	0.16
Basic earnings per share	0.30	0.35	0.31	0.16
2007:
Revenue	$115,229	$119,642	$121,804	$136,825
Gross profit	94,804	98,398	100,284	113,258
Income from operations	12,353	11,289	17,803	15,771
Net income	8,738	8,391	13,047	12,104
Diluted earnings per share	0.20	0.19	0.30	0.27
Basic earnings per share	0.21	0.20	0.31	0.29

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
(b) Scope of Management’s Annual Report on Internal Control over Financial Reporting
For purposes of evaluating the internal controls over financial reporting, management determined that IONA’s internal controls would be excluded from the fiscal 2008 internal control assessment.
In September 2008, IONA was acquired for an aggregate purchase price of approximately $125 million, net of cash acquired.  IONA represented three percent of total assets at the end of fiscal 2008 and three percent of total revenue and one percent of net income for fiscal 2008.  Management has excluded IONA from our Report on Internal Control over Financial Reporting for fiscal 2008 due to the timing of the closing date of the acquisition and the expectation that controls over financial reporting of information related to IONA will be changed to conform with our internal controls over financial reporting in fiscal 2009. Activity related to IONA will be included in management’s fiscal 2009 internal control assessment.

(c) Management’s Annual Report on Internal Control Over Financial Reporting
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
Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of November 30, 2008, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(d) Changes in internal control over financial reporting
Notwithstanding the acquisition of IONA, no changes in our internal control over financial reporting occurred during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts
We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the “Company”) as of November 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Scope of Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at IONA Technologies PLC, which was acquired on September 12, 2008 and whose financial statements constitute 3% of total assets, 3% of revenue, and 1% of net income of the consolidated financial statement amounts as of and for the year ended November 30, 2008.  Accordingly, our audit did not include the internal control over financial reporting at IONA Technologies PLC.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2008 of the Company and our report dated January 29, 2009 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
January 29, 2009

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding executive officers set forth under the caption “Executive Officers of the Registrant” in Item 1 of this Annual Report is incorporated herein by reference.
The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2009, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after November 30, 2008.
The information regarding our code of ethics and audit committee required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2009, which will be filed with the SEC not later than 120 days after November 30, 2008.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2009, which will be filed with the SEC not later than 120 days after November 30, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2009, which will be filed with the SEC not later than 120 days after November 30, 2008.
Information related to securities authorized for issuance under equity compensation plans as of November 30, 2008 is as follows:

(In thousands, except per share data)

	Number of		Weighted-average	Number of
	Securities to be		Exercise	Securities
	Issued Upon		Price of	Remaining
	Exercise of		Outstanding	Available
	Outstanding		Options,	For
	Options, Warrants		Warrants	Future
Plan Category	and Rights		and Rights	Issuance

Equity compensation plans approved by shareholders (1)	6,846	(2)	$23.09	2,561	(3)
Equity compensation plans not approved by shareholders (4)	2,923		23.01	815

Total	9,769		$23.07	3,376

(1)	Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, 2008 Stock Option and Incentive Plan and 1991 Employee Stock Purchase Plan (ESPP).

(2)	Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)	Includes 470,000 shares available for future issuance under the ESPP.

(4)	Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.
We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Global Select Market. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer or director would be eligible to receive an award under the 2004 Plan only as an inducement to join us. Awards under the 2002 Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 7,500,000 shares are issuable under the two plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2009, which will be filed with the SEC not later than 120 days after November 30, 2008.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2009, which will be filed with the SEC not later than 120 days after November 30, 2008.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents Filed as Part of this Form 10-K
1. Financial Statements (included in Item 8 of this report on Form 10-K):
  –  Report of Independent Registered Public Accounting Firm
  –  Consolidated Balance Sheets as of November 30, 2008 and 2007
  –  Consolidated Statements of Operations for the years ending November 30, 2008, 2007 and 2006
  –  Consolidated Statements of Shareholders’ Equity for the years ending November 30, 2008, 2007 and 2006
  –  Consolidated Statements of Cash Flows for the years ending November 30, 2008, 2007 and 2006
  –  Notes to Consolidated Financial Statements
2. Financial Statement Schedules
Financial statement schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.
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

2.1	Agreement and Plan of Merger dated January 18, 2006 by and among Progress Software Corporation, ACTC Acquisition Corp., Actional Corporation, certain stockholders of Actional Corporation and Standish O’Grady, as the Company Stockholder Representative (1)

2.2	Implementation Agreement, dated as of June 25, 2008, by and among IONA Technologies PLC, SPK Acquisitions Limited and, with respect to Section 7.4 and Section 7.7 only, Progress Software Corporation (2)

3.1	Restated Articles of Organization, as amended (3)

3.2	By-Laws, as amended and restated (4)

4.1	Specimen certificate for the Common Stock (5)

10.1*	1992 Incentive and Nonqualified Stock Option Plan (6)

10.2*	1994 Stock Incentive Plan (7)

10.3*	1997 Stock Incentive Plan, as amended and restated (8)

10.4*	Employee Retention and Motivation Agreement as amended and restated, executed by each of the Executive Officers (9)

10.5*	2002 Nonqualified Stock Plan, as amended and restated

10.6*	2004 Inducement Stock Plan, as amended and restated

10.7*	Letter Agreement dated November 15, 2005 with Joseph W. Alsop regarding Fiscal 2005 Stock Option grant (10)

10.8*	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (11)

10.9*	Progress Software Corporation 2008 Stock Option and Incentive Plan (12)

10.10*	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Incentive Plan (13)

10.11*	Progress Software Corporation Corporate Executive Bonus Plan (14)

10.12*	Progress Software Corporation 2008 Fiscal Year Director Compensation Program, as amended

10.13*	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Incentive Plan (15)

10.14*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Incentive Plan (Initial Grant) (16)

10.15*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Incentive Plan (Annual Grant) (17)

10.16*	Letter Agreement, dated March 29, 2007, executed by Roger J. Heinen, Jr. regarding Cancellation of Stock Options (18)

10.17*	Letter Agreement, dated March 23, 2007, executed by Scott A. McGregor regarding Cancellation of Stock Options (19)

10.18*	Form of Option Amendment Agreement with Non-Employee Directors (20)

10.19*	Form of Option Amendment Agreement with Payment to Progress Software Corporation executed by each of Joseph W. Alsop, Norman R. Robertson and James D. Freedman (21)

10.20*	Form of Option Amendment Agreement with Cash Bonus executed by certain Executive Officers (22)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Joseph W. Alsop

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed January 23, 2006.

(2)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed June 26, 2008.

(3)	Incorporated by reference to Exhibit 3.1 of Form 8-K filed May 1, 2006.

(4)	Incorporated by reference to Exhibit 3.1 of Form 8-K filed September 22, 2008.

(5)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed May 1, 2006.

(6)	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(7)	Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(8)	Incorporated by reference to Appendix B to our definitive Proxy Statement filed March 27, 2007.

(9)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 6, 2009.

(10)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed November 21, 2005.

(11)	Incorporated by reference to Appendix A to our definitive Proxy Statement filed March 27, 2007.

(12)	Incorporated by reference to Appendix A to our definitive Proxy Statement filed March 24, 2008.

(13)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 28, 2008.

(14)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(15)	Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 28, 2008

(16)	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 28, 2008.

(17)	Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 28, 2008.

(18)	Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(19)	Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(20)	Incorporated by reference to Exhibit 99.(d)(10) of Schedule TO filed December 22, 2006.

(21)	Incorporated by reference to Exhibit 99.(d)(9) of Schedule TO filed December 22, 2006.

(22)	Incorporated by reference to Exhibit 99.(d)(11) of Schedule TO filed December 22, 2006.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of PSC participates
(c) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of January, 2009.

PROGRESS SOFTWARE CORPORATION
By:	/s/ JOSEPH W. ALSOP
Joseph W. Alsop
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH W. ALSOP	Chief Executive Officer and Director	January 29, 2009
Joseph W. Alsop	(Principal Executive Officer)

/s/ NORMAN R. ROBERTSON	Senior Vice President, Finance and	January 29, 2009
Norman R. Robertson	Administration and Chief Financial Officer
(Principal Financial Officer)

/s/ DAVID H. BENTON, JR.	Vice President and Corporate Controller	January 29, 2009
David H. Benton, Jr.	(Principal Accounting Officer)

/s/ BARRY N. BYCOFF	Director	January 29, 2009
Barry N. Bycoff

/s/ RAM GUPTA	Director	January 29, 2009
Ram Gupta

/s/ ROGER J. HEINEN, JR.	Director	January 29, 2009
Roger J. Heinen, Jr.

/s/ CHARLES F. KANE	Director	January 29, 2009
Charles F. Kane

/s/ DAVID A .KRALL	Director	January 29, 2009
David A. Krall

/s/ MICHAEL L. MARK	Director	January 29, 2009
Michael L. Mark