Form 10-K/A
period 2008-11-30
PROGRESS SOFTWARE CORP /MA
filed 2009-03-27
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
As of February 27, 2009, there were 39,821,735 common shares outstanding.
Documents Incorporated by Reference
None

PROGRESS SOFTWARE CORPORATION
FORM 10-K/A
For the year ended November 30, 2008

EXPLANATORY NOTE
     Progress Software Corporation (referred to as the company, we, us or our) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended November 30, 2008, originally filed on January 29, 2009 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the United States Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report.
     This Form 10-K/A is also being filed in order to file correct versions of the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (the “Section 302 Certifications”). The Section 302 Certifications filed with the Original Report were inadvertently missing certain required information. We have also included as exhibits the certifications required under Section 906 of The Sarbanes-Oxley Act of 2002.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
     Currently, our Board of Directors is comprised of seven members. Each director has been elected to hold office until the next annual meeting of shareholders or special meeting in lieu of such annual meeting and until his successor has been duly elected and qualified, or until his earlier death, resignation or removal. There are no family relationships among any of our executive officers or directors.
     The following table sets forth our directors, their ages, and the positions currently held by each person with our company.

Name	Age	Position

Joseph W. Alsop	63	Co-Founder, Chief Executive Officer and Director
Barry N. Bycoff (1)(2)	60	Director
Ram Gupta (2)(3)	46	Director
Roger J. Heinen, Jr. (2)(3)	58	Director
Charles F. Kane (1)	51	Director
David A. Krall (3)	48	Director
Michael L. Mark (1)	63	Chairman of the Board

(1)	Member of Audit Committee

(2)	Member of Nominating and Corporate Governance Committee

(3)	Member of Compensation Committee
     Mr. Alsop, our co-founder, has been a director and Chief Executive Officer since our inception in 1981.
     Mr. Bycoff has been a director since March 2007. From May 2005 to July 2007, Mr. Bycoff was a venture partner of Pequot Ventures, the venture capital arm of Pequot Capital Management, Inc., and from July 1996 to November 2004, Mr. Bycoff was Chairman and CEO of Netegrity, Inc. Mr. Bycoff is currently a private investor.
     Mr. Gupta has been a director since May 2008. From August 2000 to October 2004, Mr. Gupta was Executive Vice President, Peoplesoft Inc, and from November 2005 to May 2007, Mr. Gupta was President and Chief Executive Officer of CAST Iron Systems, Inc. Mr. Gupta is currently a private investor. Mr. Gupta also is a director of Source Forge, Inc. and S1 Corp.
     Mr. Heinen has been a director since March 1999. From 1999 to 2008, Mr. Heinen was a Partner of Flagship Ventures, a venture capital company. Mr. Heinen formerly was Senior Vice President, Developer Division, Microsoft Corporation. Mr. Heinen also is a director of Monotype Imaging Holdings Inc.
     Mr. Kane has been a director since November 2006. Mr. Kane is currently President and Chief Operating Officer of One Laptop Per Child. From May 2006 to October 2006, Mr. Kane was Chief Financial Officer of RSA Security Inc., and from July 2002 to May 2006, was Chief Financial Officer of Aspen Technology, Inc. Mr. Kane also is a director of Netezza Corporation and Borland Software Corporation.
     Mr. Krall has been a director since February 2008. Mr. Krall is currently President, Chief Executive Officer and a member of the Board of Directors of QSecure, Inc. From 2000 to 2007, Mr. Krall was President, Chief Executive Officer and a member of the Board of Directors of Avid Technology, Inc.
     Mr. Mark was elected Chairman of the Board of Directors in December 2006, and has been a director since July 1987. Mr. Mark is a private investor.

Executive Officers
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
Audit Committee
     The Audit Committee of our Board of Directors currently consists of Messrs. Bycoff, Kane and Mark, with Mr. Kane serving as Chairman. Our Board of Directors has determined that each member of the Audit Committee meets the independence requirements promulgated by The NASDAQ Stock Market LLC, or NASDAQ, and the Securities and Exchange Commission, or SEC, including Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. In addition, our Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Kane qualifies as an “audit committee financial expert” under the rules of the SEC.
     The Audit Committee operates under a written charter adopted by our Board of Directors, a copy of which can be found on our website at www.progress.com under the Corporate Governance page. As described more fully in its charter, the Audit Committee oversees our accounting and financial reporting processes, internal controls and audit functions.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. These reporting persons are required by regulations of the SEC to furnish us with copies of all such filings. Based solely on a review of the copies of such forms that we have received, and on written representations from certain reporting persons, we believe that, with respect to the fiscal year ended November 30, 2008, our directors, officers and 10% shareholders complied with all applicable Section 16(a) filing requirements, except that Mr. Kane inadvertently filed a Form 4 reporting one transaction late, one day after the due date.
Codes of Conduct
     Our Board of Directors has adopted a Finance Code of Professional Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees of our finance organization and a Code of Conduct that applies to all of our officers, directors and employees. Copies of the Code of Conduct and the Finance Code of Professional Ethics can be found on our website at www.progress.com under the Corporate Governance page.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
     Our philosophy is to reward executives based upon corporate and individual performance, as well as to provide long-term incentives for the achievement of future financial and strategic goals. We emphasize pay-for-performance compensation programs, which we believe advance both the short and long-term interests of our shareholders. We use a combination of total target cash compensation, composed of base salary and an annual cash incentive compensation program, a long-term equity incentive compensation program, and a broad-based benefits program to create a competitive compensation package for our executive management team. We describe below our compensation philosophy, policies and practices with respect to our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers, who are collectively referred to as our named executive officers.
Administration and Objectives of our Executive Compensation Program
     Our Compensation Committee is responsible for establishing and administering our policies governing the compensation for our executive officers, including salaries, cash incentives and equity incentive compensation. Our Compensation Committee consists of three independent members of our Board of Directors, all with extensive experience in the industry.
     Our Compensation Committee has designed our overall executive compensation program to achieve the following objectives:
•	attract and retain talented executives in today’s highly competitive market;

•	motivate and reward executives whose knowledge, skills and performance are critical to our success;

•	provide a competitive compensation package that aligns the interests of our executive officers and shareholders by tying a significant portion of an executive’s cash compensation to the achievement of performance goals; and

•	ensure fairness among the executive management team by recognizing the contributions each executive makes to our success.
     We use a mix of short-term compensation (base salaries and cash incentive bonuses) and long-term compensation (equity incentive compensation) to provide a total compensation structure that is designed to achieve these objectives. The Compensation Committee uses its judgment and experience and the recommendations of the Chief Executive Officer (except for his own compensation) to determine the appropriate mix of compensation for each individual.
     In determining whether to adjust the compensation of any one of our named executive officers, the Compensation Committee takes into account market compensation levels for each role, the contributions and performance of each named executive officer, and any changes in the responsibilities and roles of each named executive officer.

     To assist the Compensation Committee in making decisions on total direct compensation for executives and company-wide equity grants, the Compensation Committee utilizes peer and industry group data and analysis provided by its external compensation consultant, Radford Surveys + Consulting, or “Radford”. Radford provided the following studies: “Executive Compensation Review” and “Aggregate Equity Usage”. The reports prepared by Radford utilized the survey data from the Radford High Tech Executive Total Direct Compensation survey to benchmark the various elements of executive pay and utilized the peer group data from the Aggregate Equity Usage report for details of equity practices, in particular stock option burn rates.
     The peer group list is comprised of 14 other companies in the software industry with revenue and market capitalization comparable to us. These companies are BEA Systems, Inc. (BEAS), Borland Software Corporation (BORL), Citrix Systems, Inc. (CTXS), Cognos (COGN), Epicor Software Corporation (EPIC), Informatica Corporation (INFA), Lawson Software (LWSN), MicroStrategy Incorporated (MSTR), Parametric Technology Corporation (PMTC), Red Hat, Inc. (RHT), Salesforce.com, inc. (CRM), Sybase, Inc. (SY), TIBCO Software Inc. (TIBX) and Wind River Systems, Inc. (WIND). This peer group list is reviewed on an annual basis to ensure the companies remain a valid comparison and to account for any corporate structure changes in the peer groups, such as an acquisition by another company. In November 2007, at the time Radford compiled data for the peer group, the companies in the peer group ranged in size on a revenue basis from approximately $0.3 billion to $1.2 billion with a median of $0.7 billion as compared to our revenue of $0.5 billion, and on a market capitalization basis from approximately $0.2 billion to $8.5 billion with a median of $1.7 billion as compared to our market capitalization of $1.1 billion.
     We also use survey data for additional perspective on executive compensation. We participate in the Radford Executive survey to benchmark our executives, including the named executive officers, to the marketplace. The materials from Radford include a comprehensive report providing details on the benchmark positions used for each executive as well as analysis on base salary, short term incentives, total actual cash, total target cash compensation, actual total direct compensation and target total direct compensation. The survey data was comprised of compensation information from companies in the high technology industry with revenue ranging from $0.4 billion to $0.8 billion. There were 63 companies that fit within this criterion.
Executive Compensation Components
     Our executive compensation program is primarily composed of three elements: (1) base salary; (2) incentive compensation in the form of annual cash bonus awards; and (3) equity-based long-term incentive compensation in the form of stock options. Our Compensation Committee has not adopted a formal policy for allocating between these various forms of compensation; however, we generally strive to provide our named executive officers with a balance of short-term and long-term incentives. In addition, we provide our executives with benefits that are generally available to our employees, including medical, dental, group life and disability insurance and our 401(k) plan. We also have entered into an Employee Retention and Motivation Agreement with each of our named executive officers, which provides for payments and benefits upon a change of control of our company and/or certain involuntary terminations of employment thereafter.
     Within the context of the overall objectives of our compensation programs, the Compensation Committee determined the specific amounts of compensation, including base salary, incentive cash compensation and equity compensation, to be paid to each of our executives for our fiscal year ended November 30, 2008 based on a number of factors, including:
•	our understanding of compensation generally paid by similarly-situated companies to their executives with similar roles and responsibilities;

•	the roles and responsibilities of our executives; and

•	the individual experience and skills of, and expected contributions from, our executives.
     Our philosophy in designing our executive compensation plan is to target base salary at or below the 50th percentile, total cash compensation around the median level of actual cash compensation and equity awards between the 50th and 75th percentile as compared to the compensation studies prepared by the outside compensation firms. In fiscal 2008, our named executive officers ranged from 62% to 118% of the 50th percentile for total target cash compensation and ranged from 56% to 106% of the 75th percentile for equity awards in comparison to the survey data. These total cash compensation levels are only achieved if we perform against our goals. The Compensation Committee uses between the 50th and 75th percentile for equity awards in order to reward executive officers for superior performance and align the interests of the executive officers with the interests of shareholders by having a significant portion of their compensation based on increases in shareholder value.

     We discuss each of the primary elements of our executive compensation program in detail below. While we have identified particular compensation objectives that each element of executive compensation serves, our compensation programs are meant to complement each other and collectively serve all of our executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation, each element to a greater or lesser extent serves each of our objectives.
     Base Salary. Our Compensation Committee annually reviews total target cash compensation ranges, including base salary, for each of our executive officers in April. We have historically established base salaries for each of our executives based on a number of factors, including:
•	competition in the marketplace to hire and retain executives;

•	the roles and responsibilities of our executives; and

•	the data received from an outside compensation consulting firm.
     In April 2008, as part of our annual review process, our Compensation Committee adjusted annual base salaries for our named executive officers, other than Messrs. Alsop and Stamen. In doing so, with respect to our named executive officers, other than Mr. Alsop, our Compensation Committee considered the recommendations of Mr. Alsop in determining appropriate base salary levels. The Compensation Committee decided to increase the base salary of each of Messrs. Ireland, Reidy and Robertson by between 3% and 21%. The Compensation Committee also decided to retain the base salary of Mr. Stamen at its current level. The Board of Directors, based on the recommendation of the Compensation Committee, did not change Mr. Alsop’s base salary. These base salary increases were made by the Compensation Committee based upon a review of individual, business unit and/or departmental contribution and performance by each named executive officer, and were made in connection with an overall review of the named executive officer’s total target cash compensation for the fiscal year, including both his annual base salary and target cash bonus amount. These increases were effective April 1, 2008.
     In October 2008, the Compensation Committee approved a $10,000 increase in Mr. Reidy’s base salary. This increase was made in connection with Mr. Reidy’s appointment as our Chief Operating Officer in September 2008. The Compensation Committee approved this increase based, in part, upon data provided by Radford.
     Based on their salaries as of the beginning of the fiscal year and these changes, the named executive officers were paid the salary amounts for the fiscal year ended November 30, 2008 as set forth below in the Summary Compensation Table.
     Annual Cash Incentive Program. It is our philosophy to base a significant portion of an executive officer’s total compensation opportunity on performance incentives. Our named executive officers participate in our Corporate Executive Bonus Plan, which is intended to provide an incentive for superior work and to motivate eligible executive officers toward overall business results, to tie their goals and interests to those of the company and its shareholders, and to enable the company to attract and retain highly qualified executives. This bonus plan is administered by our Compensation Committee.
     Executive officers may receive a bonus payment under the bonus plan based upon the attainment of performance targets which are established by the Compensation Committee. These performance goals are based on our growth strategy as reflected in our annual operating budget. In April 2008, our Compensation Committee formally approved corporate goals under the bonus plan for our named executive officers.
     As in prior years, these corporate goals were based on total revenue and non-GAAP operating income for the current fiscal year. The Compensation Committee also added a third performance goal tied to the growth of revenue within the Enterprise Infrastructure and DataDirect product lines. The Compensation Committee added this performance goal as an incentive for us to achieve further growth in these newer product lines. Our Board of Directors discussed and reviewed operating plans with management during board presentations in September and December. The Compensation Committee reviewed and discussed performance goals and incentive bonus plan designs with management during committee meetings in January, February and April.
     For fiscal year 2008, one-third of a named executive officer’s bonus was contingent upon the attainment of the performance goal related to our total revenue, one-third was contingent upon the attainment of the performance goal related to our non-GAAP operating income and one-third was contingent upon the attainment of the performance goal related to revenue in those product lines listed above. The Compensation Committee communicated the bonus criteria to the named executive officers after those criteria were established. The Compensation Committee may in its discretion adjust bonuses payable under the bonus plan based on the achievement of individual performance goals, although no such adjustments occurred in fiscal 2008.

     The Compensation Committee established a minimum level of total revenue, a minimum level of non-GAAP operating income and a minimum level of selected product line revenue for fiscal year 2008, which minimum level must be achieved for an executive officer to receive any portion of his target bonus amount allocated to that performance goal. Once the minimum threshold has been achieved, the attainment percentage for each performance goal for an executive officer’s bonus is a linear calculation of:
     actual amount — threshold amount
target amount — threshold amount
     After the performance goals were established for the bonus plan, we acquired IONA Technologies PLC in September 2008. We paid approximately $125 million to acquire IONA, net of cash acquired, which represented the largest acquisition in our history. IONA was a provider of SOA infrastructure products and services and the acquisition broadened our Enterprise Infrastructure product lines.
     As in prior years with past acquisitions, the Compensation Committee determined that post-acquisition revenue from the IONA product lines should not be added 100% to our results for purposes of determining the attainment of the fiscal year 2008 performance goals. This revenue was excluded because the IONA acquisition was not contemplated at the time the performance goals were established. However, upon the recommendation of the Compensation Committee, our Board of Directors approved an aggregate $1,000,000 increase in the total amount of funds to be paid as (1) bonuses under our bonus plan, and (2) matching contributions to our 401(k) Plan, to reflect the significant time and effort required to complete the IONA acquisition and integrate the IONA product lines with our existing products.
     As approved by our Board of Directors and Compensation Committee, we implemented this increase by including a portion of post-acquisition IONA revenue within total revenue and product line revenue for those divisions or product lines into which the IONA product lines were integrated. In the case of the bonus plan, approximately 50% of the post-acquisition IONA revenue was included. The revenue figures below for fiscal year 2008 reflect the inclusion of this IONA post-acquisition revenue.
     For our fiscal year ended November 30, 2008, the total revenue target was $524 million and the minimum threshold amount was $444 million. Our total revenue for fiscal year 2008 for bonus purposes, including the IONA revenue as described above, was $509 million, resulting in the payment of approximately 82% of the portion of each named executive officer’s bonus allocated to that performance goal. In addition, the difference between the total revenue for bonus purposes of $509 million and total revenue in our financial statements of $516 million related to adjustments for translation differences between actual and budgeted foreign exchange rates and differences between open software license orders at the beginning and end of the fiscal year.
     For our fiscal year ended November 30, 2008, the non-GAAP operating income target was $124 million and the minimum threshold amount was $84 million. Our non-GAAP operating income for fiscal year 2008 for bonus purposes was $116 million, resulting in the payment of approximately 81% of the portion of each named executive officer’s bonus allocated to that performance goal.
     Non-GAAP operating income differs from operating income determined under generally accepted accounting principles (GAAP) by excluding amortization of acquired intangibles, stock-based compensation, impairment of goodwill, and professional services fees associated with the investigation and shareholder derivative lawsuits related to our historical stock option grant practices. We use non-GAAP operating income to make operational and investment decisions because we believe the costs and expenses that we exclude from GAAP operating income are not tied to our core operating results. For these reasons, we also use non-GAAP operating income as a performance goal.
     For our fiscal year ended November 30, 2008, the revenue target for the Enterprise Infrastructure and DataDirect product lines was $196 million and the minimum threshold amount was $172 million. Our revenue within these divisions for fiscal year 2008 for bonus purposes, including the IONA revenue as described above, was $178 million, resulting in the payment of approximately 27% of the portion of each named executive officer’s bonus allocated to that performance goal.
     In April 2008, as part of the annual review process, the Compensation Committee reviewed and approved changes to target incentive bonuses for each named executive officer, other than Mr. Alsop. In doing so, our Compensation Committee considered the recommendations of Mr. Alsop with respect to each of the other named executive officers. The Compensation Committee decided to increase the target incentive bonus of each of Messrs. Ireland, Reidy, Robertson and Stamen by between 4% and 25%. These new target incentive bonus amounts were $250,000 for Mr. Robertson, $250,000 for Mr. Ireland, $250,000 for Mr. Reidy, and $180,000 for Mr. Stamen. The Board of Directors, based on the recommendation of the Compensation Committee, did not change Mr. Alsop’s target incentive bonus amount of $325,000.
     In October 2008, the Compensation Committee approved a $20,000 increase in Mr. Reidy’s target bonus amount. This increase was made in connection with Mr. Reidy’s appointment as our Chief Operating Officer in September 2008. The Compensation Committee approved this increase based, in part, upon data provided by Radford.

     These target incentive bonus amounts represented over 40% of the named executive’s total target cash compensation. Thus, these targets represented a significant percentage of our named executive officers’ total target cash compensation and varied depending on the position of the named executive officer, with our Chief Executive Officer having the greatest percentage of his compensation tied to the company’s targets since he has the most influence over the success of our company. Based on the achievement of the performance goals described above, the named executive officers were paid the bonus amounts set forth below in the Summary Compensation Table.
     Equity Compensation. We also use equity compensation to attract, retain, motivate and reward our named executive officers. Historically, we have used stock options as our primary equity compensation tool. Stock option grants are intended to correlate executive compensation with our long-term success as measured by our stock price. Stock options are tied to our future success because options granted have an exercise price equal to the closing market value at the date of grant and will only provide value to the extent that the price of our stock increases above the exercise price.
     The Compensation Committee’s decisions regarding the amount and type of equity incentive compensation, the allocation of equity and relative weighting of these awards within total executive compensation have been based on the Compensation Committee’s understanding and individual experiences of market practices of similarly-situated companies. Equity-based incentive awards are intended to be the longer-term components of our overall executive compensation program. While annual incentive cash compensation is designed to encourage shorter-term performance (generally performance over a one-year period), equity-based awards are designed to encourage performance by our executive officers over several years.
     The Compensation Committee utilizes the grant data from the peer group and the survey data provided by Radford Surveys + Consulting to assist it in determining the size of the overall equity pool for our company as well as the individual grants to the named executive officers. In fiscal 2008, our equity compensation program for executive officers consisted primarily of stock options. Our executive officers realize value on these options only if our stock price increases (which benefits all shareholders) and only if the executive officers remain employed with us beyond the date their options vest.
     The Compensation Committee believes that option grants to executive officers provide the following benefits:
•	Align management interests with shareholder interests by creating a direct link between compensation and shareholder return;

•	Give management a significant, long-term interest in our success; and

•	Help retain key executives in a competitive market for talent.
     Stock option awards provide our named executive officers with the right to purchase shares of our common stock at a fixed exercise price, typically for a period of either ten years, if awarded prior to 2005, or seven years, if awarded since 2005, subject to continued employment with our company. Stock options are awarded on the basis of anticipated long-term contribution to us and generally vest in monthly increments over a five-year period versus a software industry norm of four years.
     Consistent with our Stock Option Grant Policy, our current practice is to make annual grants of stock options to our employees, including our named executive officers, in two equal installments during the fiscal year. As a result, on April 24, 2008 and October 15, 2008, the Compensation Committee granted a stock option to each of our named executive officers set forth below in the Grants of Plan-Based Awards Table based on the factors listed above. In October 2008, the Compensation Committee approved an increase in the option award to Mr. Reidy by an additional 30,000 shares. This increase was made in connection with Mr. Reidy’s appointment as our Chief Operating Officer in September 2008. The Compensation Committee approved this increase based, in part, upon data provided by Radford Surveys + Consulting.
     For fiscal year 2008, the Compensation Committee also included a performance share award program as part of the overall equity pool. The named executive officers were eligible to participate, with each of Messrs. Robertson, Ireland and Reidy eligible to receive 4,000 performance shares and Mr. Stamen eligible to receive 3,000 performance shares. The extent of Mr. Alsop’s participation was to be determined by the full Board of Directors at a later date. If issued, the performance share awards would consist of restricted shares of our common stock, subject to two-year vesting. Under the program, performance shares would not be issued unless we exceeded the total revenue target established to achieve 100% payout under the bonus plan. As described above, we did not achieve the total revenue target necessary to achieve 100% payout under the bonus plan and, accordingly, no performance shares were issued in fiscal year 2008.

Severance and Change in Control Benefits
     We have entered into an Employee Retention and Motivation Agreement with each of the named executive officers. Each agreement provides for certain payments and benefits upon a change of control of our company and/or certain involuntary terminations of employment thereafter. Our Board of Directors determined that it is in the best interests of our company and its shareholders to assure that we will have the continued dedication and objectivity of our key employees, despite the possibility, threat or occurrence of a change of control of the company.
     On September 30, 2008, the Employee Retention and Motivation Agreements with Messrs. Alsop, Reidy, Robertson and Ireland, as well as certain other employees, expired in accordance with their terms. In December 2008, our Board of Directors approved the execution of new Employee Retention and Motivation Agreements with those employees whose agreements expired on September 30, 2008, with those new agreements having a term of five years. Our Board of Directors also approved certain technical amendments to these agreements to ensure compliance with Internal Revenue Code Section 409A. These new agreements otherwise have substantially the same terms as the prior agreements with these employees. These amended agreements also were offered to substantially all employees with existing Employee Retention and Motivation Agreements, including the named executive officers, but without extending the terms of their current agreements.
     Under the amended agreement, upon a change of control, each executive officer’s annual cash bonus award will be fixed and guaranteed at his respective target level. Payment of this bonus will immediately occur on a pro-rata basis with respect to the elapsed part of the relevant fiscal year. In addition, upon a change of control, all outstanding unvested options and restricted equity of the executive officer will fully accelerate, unless the acquirer assumes all such options and restricted equity. Upon involuntary termination of the executive officer within 12 months following a change of control, all remaining outstanding options and restricted equity of the executive officer will automatically become vested, the executive officer will be entitled to receive a lump sum payment equal to 15 months of total target compensation, and his benefits will continue for 15 months.
401(k) Plan
     We currently provide a matching contribution under our 401(k) plan. All employees who participated in our 401(k) plan received a discretionary matching contribution for fiscal year 2008 representing 4.9% of such employee’s calendar year compensation, including base salary, commissions and bonus, depending upon the employee’s length of service with the company and the employee’s contribution level. This matching contribution was approved by the Compensation Committee and reflected the increase approved by our Board of Directors to reflect the IONA acquisition, as described above. The named executive officers also received this matching contribution, except that, due to limitations imposed on 401(k) matching to higher-paid individuals under federal tax law, a portion of the contributions that otherwise would have been received by the named executive officers were instead paid directly to them in cash in a manner consistent with other employees subject to the matching limitations.
Other Benefits
     We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. The named executive officers are eligible to participate in all of our health and insurance plans, in each case on the same basis as other employees. In addition, our stock purchase plan is available to all employees other than employees, if any, who hold 5% or more of our common stock. Mr. Alsop is such an employee under the terms of the plan.
Tax and Accounting Implications
     Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that public companies may deduct in any one year with respect to certain of their named executive officers. Certain performance-based compensation approved by shareholders is not subject to this deduction limit. The Compensation Committee’s strategy in this regard is to be cost and tax effective. Therefore, the Compensation Committee intends to preserve corporate tax deductions, while maintaining the flexibility in the future to approve arrangements that it deems to be in our best interests and the best interests of our shareholders, even if such arrangements do not always qualify for full tax deductibility.
     Accounting for Stock-Based Compensation. As of December 1, 2005, we began accounting for stock-based awards in accordance with the requirements of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (SFAS 123R).

Compensation Committee Report
     This report is submitted by the Compensation Committee of our Board of Directors. The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this Form 10-K /A and discussed it with management. Based on that review and discussions, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.
     No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, through any general statement incorporating by reference in its entirety the From 10-K/A in which this report appears, except to the extent that the company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.
Respectfully submitted by the Compensation Committee,
Roger J. Heinen, Jr., Chairman
Ram Gupta
David A. Krall
Compensation Committee Interlocks and Insider Participation
     The members of the Compensation Committee of our Board of Directors during fiscal year 2008 were Messrs. Heinen, Krall (from February 2008) and Gupta (from May 2008). Scott McGregor, a former director of our company, served on the Compensation Committee until the 2008 annual meeting of shareholders held in April 2008. None of these directors is or has ever been an officer or employee of our company or of any of its subsidiaries, or had any relationship with us requiring disclosure in this Form 10-K/A. There are no compensation committee interlocks amongst any of our directors.
Summary of Executive Compensation
     The following table sets forth certain information with respect to compensation for the fiscal years ended November 30, 2008 and November 30, 2007, earned by our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers, referred to collectively as our named executive officers, as determined in accordance with applicable SEC rules.
     As reflected in the Summary Compensation Table below, we pay our named executive officers a mix of cash and equity compensation.
     Cash Compensation. We pay our named executive officers a base salary and a cash bonus under a non-equity incentive plan.
     Equity Compensation. We make annual stock option grants to the named executive officers. Consistent with our Stock Option Grant Policy, these option grants are made in two equal installments during the fiscal year, in April and October. These options have an exercise price equal to the closing price of our stock on the date of grant and vest in monthly increments over five years. The amounts shown in the “Option Awards” column reflect the compensation expense recorded in 2008 and 2007. For 2008, our named executive officers also participated in a performance share award program in which they were eligible to receive shares of restricted stock if certain performance measures were achieved. These performance measures were not achieved and none of the performance shares were issued.

     Other Forms of Compensation. We do not provide our named executive officers with pensions or the ability to defer compensation. Amounts shown in the “All Other Compensation” column reflect the matching cash contribution under our 401(k) Plan and certain other items described in the footnotes below.
SUMMARY COMPENSATION TABLE — FISCAL YEARS 2007 AND 2008

					Non-Equity	All Other
					Incentive Plan	Compens
			Stock	Option	Compensation	ation
Name and Principal Position	Year	Salary	Awards	Awards (1)	(2)	(3)	Total
Joseph W. Alsop	2008	$350,000	0	$1,471,902	$204,750	$40,088	$2,066,740
Co-Founder and	2007	350,000	0	1,918,113	334,750	44,476	2,647,339
Chief Executive Officer

Norman R. Robertson	2008	305,821	0	520,970	149,077	28,873	1,004,741
Senior Vice President,	2007	266,666	0	999,408	206,473	31,209	1,503,756
Finance and Administration and Chief Financial Officer

David G. Ireland	2008	317,487	0	891,046	155,394	43,200	1,407,127
Executive Vice President	2007	308,333	0	1,158,099	245,490	45,016	1,756,938

Richard D. Reidy	2008	304,565	0	749,286	149,560	29,199	1,232,610
Chief Operating Officer (4)	2007	260,830	0	854,987	200,445	35,734	1,351,966

Jeffrey P. Stamen Senior Vice President, Corporate Development and	2008	238,108	0	436,703	105,730	27,829	808,370
Strategy	2007	213,442	$115,750	523,961	148,613	24,013	1,025,779

(1)	Amounts listed reflect the dollar amount recognized for financial statement reporting purposes for fiscal years 2008 and 2007 in accordance with SFAS No. 123R with respect to stock options. Amounts include awards granted in and prior to fiscal year 2008. The methodology and assumptions used to calculate the cost of each named executive officer’s outstanding option grants for fiscal year 2008 are described in Note 8 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

(2)	Amounts listed reflect the amounts earned under our Corporate Executive Bonus Plan as described in “Compensation Discussion and Analysis” in this 10-K/A. Bonus payments were accrued in the year indicated and paid in the succeeding fiscal year. Thus, the 2008 bonus amounts were paid in fiscal year 2009 and the 2007 bonus amounts were paid in fiscal year 2008.

(3)	Amounts listed in this column for 2008 include:

		Cash Payment for portion of		Term life
	Company	match in excess of	Long-term disability	insurance	Trip & Sale
Name	Contributions (401(k))	participation limits	insurance premiums	premiums	Event
Alsop	$11,316	$22,365	$966	$2,781	$2,660
Robertson	11,316	13,931	845	2,781	—
Ireland	11,316	19,622	874	2,781	8,607
Reidy	11,316	16,410	841	632	—
Stamen	11,316	9,237	655	2,781	3,840
Amounts listed in this column for 2007 include:

		Cash Payment for portion of		Term life
	Company	match in excess of	Long-term disability	insurance
Name	Contributions (401(k))	participation limits	insurance premiums	premiums	Sale Event
Alsop	$13,905	$26,203	$1,365	$3,003	—
Robertson	13,905	13,258	1,043	3,003	—
Ireland	13,905	21,381	1,203	3,003	$5,524
Reidy	13,905	14,605	1,017	683	5,524
Stamen	13,905	6,263	842	3,003	—

(4)	Mr. Reidy became Chief Operating Officer in September 2008. Prior to that time, Mr. Reidy was Executive Vice President.
Grants of Plan-Based Awards
     For 2008, the named executive officers received stock option grants pursuant to our 2008 Stock Option and Incentive Plan. Consistent with our Stock Option Grant Policy, these option grants were made in two equal installments during the fiscal year, in April and October. These options have an exercise price equal to the closing price of our stock on the date of grant and vest in monthly increments over five years.
     For 2008, our named executive officers also participated in a performance share award program in which they were eligible to receive shares of restricted stock if certain performance measures were achieved. As described below, these performance measures were not achieved and none of the performance shares were issued.

     The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended November 30, 2008 to the named executive officers.
GRANTS OF PLAN-BASED AWARDS TABLE — FISCAL YEAR 2008

					Estimated
					Potential
					Payments
					under	All Other			Grant
					Equity	Option		Exercise	Date Fair
					Incentive	Awards:		or Base	Value of
					Plan	Number of		Price of	Stock and
		Estimated Possible Payouts			Awards/	Securities		Option	Option
	Grant	Under Non-Equity			Target	Underlying		Awards	Awards
Name	Date	Incentive Plan Awards (1)			(2)	Options		(3)	(4)
		Threshold	Target	Maximum
Joseph W. Alsop	4/24/08	0	$325,000	—	—	87,500	(5)	29.94	$808,255
	10/15/08					87,500	(6)	19.51	511,428

Norman R. Robertson	4/24/08	0	250,000	—	4,000	30,000	(5)	29.94	277,116
	10/15/08					30,000	(6)	19.51	175,347

David G. Ireland	4/24/08	0	250,000	—	4,000	30,000	(5)	29.94	277,116
	10/15/08					30,000	(6)	19.51	175,347
	10/15/08

Richard D. Reidy	4/24/08	0	270,000	—	4,000	30,000	(5)	29.94	277,116
	10/15/08					90,000	(6)	19.51	526,041

Jeffery P. Stamen	4/24/08	0	180,000	—	3,000	15,000	(5)	29.94	138,558
	10/15/08					15,000	(6)	19.51	87,674

(1)	These columns indicate the range of payouts targeted for fiscal year 2008 performance under our Corporate Executive Bonus Plan as described in “Compensation Discussion and Analysis” earlier in this 10-K/A. The actual payout with respect to fiscal year 2008 for each named executive officer is shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.” There is no maximum payout under the bonus plan.

(2)	This column indicates the extent of the named executive officers’ participation in a performance share award program in place for fiscal year 2008. If issued, the performance share awards were to consist of restricted shares of our common stock, subject to two-year vesting. The program did not include thresholds and maximums, but only provided for a single target payout. Mr. Alsop was also eligible to participate in the program but the extent of his participation was not determined. Under the program, performance shares would not be issued unless we exceeded the total revenue target established to achieve 100% payout under our bonus plan. As described in the section of this 10-K/A entitled “Compensation Discussion and Analysis”, we did not achieve the total revenue target necessary to achieve 100% payout under the bonus plan and, accordingly, no performance shares were issued in 2008.

(3)	All options were granted with exercise prices equal to the fair market value of our common stock on the date of grant.

(4)	The methodology and assumptions used to calculate the grant date fair value of the options granted to each named executive officer during fiscal year 2008 are described in Note 8 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2008, but disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.

(5)	This option vests 2/60ths on the date of grant, with the remainder vesting in 58 monthly increments commencing on May 1, 2008.

(6)	This option vests 8/60ths on the date of grant, with the remainder vesting in 52 monthly increments commencing on November 1, 2008.

     The terms of the stock options granted in calendar year 2008 to our named executive officers were consistent with the vesting schedules and expiration dates of the majority of the options granted to employees during the year. Stock options to acquire a total of 2,223,000 shares of our common stock were granted to our employees in fiscal year 2008.
Outstanding Equity Awards
     The following table sets forth certain information with respect to the outstanding equity awards at November 30, 2008 for each of the named executive officers. There were no outstanding stock awards at November 30, 2008.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
			Equity
			Incentive
			Plan
			Awards:
			Number of
			Securities
			Underlying
	Number of Securities		Unexercised	Option	Option
	Underlying		Unearned	Exercise	Expiration
Name	Unexercised Options		Options	Price	Date
	Exercisable	Unexercisable
Joseph W. Alsop	800	0		$12.81	02/10/2009	(1)
	125,000	0		$21.86	11/10/2013	(2)
	33,000	27,000		$23.07	05/21/2013	(3)
	22,500	7,500		$23.07	05/21/2013	(4)
	33,000	27,000		$25.01	09/19/2013	(5)
	22,500	7,500		$25.01	09/19/2013	(6)
	62,000	0		$13.88	05/17/2009	(8)
	10,200	0		$23.00	02/18/2010	(9)
	89,800	0		$23.00	02/18/2010	(9)
	150,000	0		$14.94	10/06/2010	(10)
	100,000	0		$14.30	04/02/2011	(11)
	25,000	0		$14.30	04/02/2011	(11)
	75,000	0		$17.42	10/09/2011	(12)
	50,000	0		$17.42	10/09/2011	(12)
	229,000	0		$13.50	08/01/2012	(13)
	21,000	0		$13.50	08/01/2012	(13)
	125,000	0		$16.99	02/23/2013	(14)
	71,250	3,750		$18.75	05/23/2014	(15)
	118,275	6,225		$21.45	09/26/2014	(16)
	475	25		$21.45	09/26/2014	(16)
	23,013	42,737		$31.18	04/25/2014	(17)
	22,500	7,500		$31.18	04/25/2014	(18)
	5,250	9,750		$32.25	10/15/2014	(19)
	17,763	32,987		$32.25	10/15/2014	(19)
	22,500	7,500		$32.25	10/15/2014	(20)
	13,125	74,375		$29.94	04/23/2015	(26)
	13,125	74,375		$19.51	10/15/2015	(27)

Norman R. Robertson	50,000	0		$21.86	11/10/2013	(2)
	18,000	6,000		$30.81	11/14/2012	(21)
	12,000	4,000		$30.81	11/14/2012	(21)
	13,750	11,250		$23.07	05/21/2013	(3)
	13,750	11,250		$25.01	09/19/2013	(5)
	25,500	0		$23.00	02/18/2010	(9)
	14,500	0		$23.00	02/18/2010	(9)
	10,000	0		$14.30	04/02/2011	(11)
	50,000	0		$16.99	02/23/2013	(14)
	33,250	1,750		$18.75	05/23/2014	(15)

	Option Awards
			Equity
			Incentive
			Plan
			Awards:
			Number of
			Securities
			Underlying
	Number of Securities		Unexercised	Option	Option
	Underlying		Unearned	Exercise	Expiration
Name	Unexercised Options		Options	Price	Date
	Exercisable	Unexercisable
	33,250	1,750		$21.45	09/26/2014	(16)
	7,000	13,000		$31.18	04/25/2014	(17)
	7,000	13,000		$32.25	10/15/2014	(19)
	4,500	25,500		$29.94	04/23/2015	(26)
	4,500	25,500		$19.51	10/15/2015	(27)

David G. Ireland	75,000	0		$21.86	11/10/2013	(2)
	40,500	13,500		$30.81	11/14/2012	(21)
	16,500	13,500		$23.07	05/21/2013	(3)
	16,500	13,500		$25.01	09/19/2013	(5)
	58,000	0		$19.25	02/18/2010	(9)
	2,000	0		$23.00	02/18/2010	(9)
	3,750	0		$17.42	10/09/2011	(12)
	5,792	0		$16.99	02/23/2013	(14)
	8,333	0		$18.15	05/23/2014	(15)
	39,167	2,500		$18.75	05/23/2014	(15)
	8,333	0		$19.25	09/26/2014	(16)
	39,167	2,500		$21.45	09/26/2014	(16)
	7,000	13,000		$31.18	04/25/2014	(17)
	7,000	13,000		$32.25	10/15/2014	(19)
	4,501	25,499		$29.94	04/23/2015	(26)
	4,501	25,499		$19.51	10/15/2015	(27)

Richard D. Reidy	899	87		$12.81	02/10/2009	(22)
	50,000	0		$21.86	11/10/2013	(2)
	21,750	7,250		$30.81	11/14/2012	(21)
	8,250	2,750		$30.81	11/14/2012	(21)
	11,000	9,000		$23.07	05/21/2013	(3)
	11,000	9,000		$25.01	09/19/2013	(5)
	7,413	1,000		$13.88	05/17/2009	(23)
	17,110	0		$19.25	02/18/2010	(9)
	590	0		$23.00	02/18/2010	(9)
	7,057	0		$19.25	02/18/2010	(9)
	243	0		$23.00	02/18/2010	(9)
	11,667	0		$14.30	04/02/2011	(11)
	35,701	0		$13.08	10/09/2011	(12)
	11,667	0		$17.42	10/09/2011	(12)
	50,320	0		$13.24	08/01/2012	(13)
	38,480	0		$13.50	08/01/2012	(13)
	6,347	0		$13.24	08/01/2012	(13)
	4,853	0		$13.50	08/01/2012	(13)
	18,333	0		$15.07	02/23/2013	(14)
	31,667	0		$16.99	12/23/2013	(14)
	5,833	0		$18.15	05/23/2014	(15)
	27,417	1,750		$18.75	05/23/2014	(15)
	5,834	0		$19.25	09/26/2014	(16)
	27,416	1,750		$21.45	09/26/2014	(16)
	3,500	6,500		$31.18	04/25/2014	(17)
	1,750	3,250		$31.18	04/25/2014	(17)
	5,250	9,750		$32.25	10/15/2014	(19)
	4,500	25,500		$29.94	04/23/2015	(26)
	13,500	76,500		$19.51	10/15/2015	(27)

Jeffrey P. Stamen	43,519	6,481		$19.31	07/08/2014	(24)
	18,000	6,000		$30.81	11/14/2012	(21)
	12,000	4,000		$30.81	11/14/2012	(21)
	4,125	3,375		$23.07	05/21/2013	(3)
	4,125	3,375		$25.01	09/19/2013	(5)
	43,519	6,481		$21.45	09/26/2014	(25)
	4,375	8,125		$31.18	04/25/2014	(17)
	4,375	8,125		$32.25	10/15/2014	(19)
	2,250	12,750		$29.94	04/23/2015	(26)
	2,250	12,750		$19.51	10/15/2015	(27)

(1)	This option vests in 60 monthly increments commencing on March 1, 1999.

(2)	This option vests 9/60ths on the date of grant, with the remainder vesting in 51 monthly increments commencing on December 1, 2003.

(3)	This option vests 3/60ths on the date of grant, with the remainder vesting in 57 monthly increments commencing on June 1, 2006.

(4)	This option vests 15/60ths on the date of grant, with the remainder vesting in 45 monthly increments commencing on June 1, 2006.

(5)	This option vests 7/60ths on the date of grant, with the remainder vesting in 53 monthly increments commencing on October 1, 2006.

(6)	This option vests 19/60ths on the date of grant, with the remainder vesting in 41 monthly increments commencing on October 1, 2006.

(7)	Intentionally omitted.

(8)	This option was originally granted on May 17, 1999 and vests 3/60ths on the date of grant, with the remainder vesting in 57 monthly increments commencing on June 1, 1999.

(9)	This option was originally granted on February 18, 2000 and vests in 60 monthly increments commencing on March 1, 2000.

(10)	This option was originally granted on October 6, 2000 and vests 8/60ths on the date of grant, with the remainder vesting in 52 monthly increments commencing on November 1, 2000.

(11)	This option was originally granted on April 3, 2001 and vests 2/60ths on the date of grant, with the remainder vesting in 58 monthly increments commencing on May 1, 2001.

(12)	This option was originally granted on October 10, 2001 and vests 8/60ths on the date of grant, with the remainder vesting in 52 monthly increments commencing on November 1, 2001.

(13)	This option was originally granted on August 2, 2002 and vests 6/60ths on the date of grant, with the remainder vesting in 54 monthly increments commencing on September 1, 2002.

(14)	This option was originally granted on February 24, 2003 and vests in 60 monthly increments commencing on March 1, 2003.

(15)	This option was originally granted on May 24, 2004 and vests 3/60ths on the date of grant, with the remainder vesting in 57 monthly increments commencing on June 1, 2004.

(16)	This option was originally granted on September 27, 2004 and vests 7/60ths on the date of grant, with the remainder vesting in 53 monthly increments commencing on October 1, 2004.

(17)	This option vests 2/60ths on the date of grant, with the remainder vesting in 58 monthly increments commencing on May 1, 2007.

(18)	This option vests 26/60ths on the date of grant, with the remainder vesting in 34 monthly increments commencing on May 1, 2007.

(19)	This option vests 8/60ths on the date of grant, with the remainder vesting in 52 monthly increments commencing on November 1, 2007.

(20)	This option vests 32/60ths on the date of grant, with the remainder vesting in 28 monthly increments commencing on November 1, 2007.

(21)	This option vests 9/60ths on the date of grant, with the remainder vesting in 51 monthly increments commencing on December 1, 2005.

(22)	This option vests as to 600 shares on November 17, 1999, vests in equal monthly increments from December 1, 1999 to January 1, 2009 and vests as to 206 shares on January 1, 2009.

(23)	This option vests as to 1,100 shares on January 17, 1999, vests in equal monthly increments from December 1, 1999 to March 1, 2009 and vests as to 292 shares on April 1, 2009.

(24)	This option vests in 54 monthly increments commencing on January 1, 2005.

(25)	This option was originally granted on September 27, 2004 and vests in 54 monthly increments commencing on January 1, 2005.

(26)	This option vests 2/60ths on the date of grant, with the remainder vesting in 58 monthly increments commencing on May 1, 2008.

(27)	This option vests 8/60ths on the date of grant, with the remainder vesting in 52 monthly increments commencing on November 1, 2008.
Option Exercises and Stock Vested
     The following table sets forth certain information regarding the number of stock options exercised in the fiscal year ended November 30, 2008 under our equity incentive plans and the corresponding amounts realized by the named executive officers. There were no stock awards that vested during the fiscal year ended November 30, 2008.
OPTION EXERCISES AND STOCK VESTED TABLE — FISCAL YEAR 2008

	Option Awards
	Number of Shares	Value
	Acquired on	Realized on
Name	Exercise	Exercise

Joseph W. Alsop	359,400	$4,907,171
Norman R. Robertson	—	—
David G. Ireland	11,708	194,190
Richard D. Reidy	15,400	314,157
Jeffrey P. Stamen	—	—
Potential Payments upon Termination or Change of Control
     We do not have employment or severance agreements with our named executive officers. However, we have entered into an Employee Retention and Motivation Agreement with each of the named executive officers. Each agreement provides for certain payments and benefits upon a change of control (as defined in the agreement) of our company and/or upon an involuntary termination (as defined in the agreement) of the executive officer’s employment by the company within twelve months of a change of control. Under these agreements, upon a change of control, each executive officer’s annual cash bonus award will be fixed and guaranteed at his respective target level. Payment of this bonus will immediately occur on a pro-rata basis with respect to the elapsed part of the relevant fiscal year. In addition, upon a change of control, all outstanding unvested options and restricted equity of the executive officer will fully accelerate, unless the acquirer assumes all such options and restricted equity. Upon involuntary termination of the executive officer within 12 months following a change of control, all remaining outstanding options and restricted equity of the executive officer will automatically become vested, the executive officer will be entitled to receive a lump sum payment equal to 15 months of his total target compensation, and his benefits will continue for 15 months.
     For purposes of these agreements, a “change of control” is defined as the occurrence of any one of the following events: (1) any person becoming the beneficial owner (as defined in the Exchange Act) of 50% or more of the total voting power of our outstanding stock; (2) certain changes in a majority of our Board of Directors; (3) certain mergers or consolidations of our company with another entity; (4) the liquidation of our company; or (5) the sale of all or substantially all of our assets.
     An “involuntary termination” is defined as: (1) the assignment to the executive of any duties or the significant reduction of his duties, either of which is materially inconsistent with his position and responsibilities in effect immediately prior to such assignment, or the removal of the executive from such position and responsibilities, which is not effected for disability or for “cause” (as defined in the agreement); (2) a material reduction in the base salary and/or bonus of the executive as in effect immediately prior to such reduction; (3) a material reduction in the kind or level of employee benefits to which the executive is entitled immediately prior to such reduction with the result that the executive’s overall benefit package is significantly reduced; (4) the relocation of the executive to a facility or a location more than 50 miles from the executive’s then present location; (5) any purported termination of the executive by us which is not effected for death or disability or for cause, or any purported termination for cause for which the grounds relied upon are not valid; or (6) our failure to obtain, on or before a change of control, the assumption of the terms of the agreement by any successor.
     “Cause” is defined as: (1) any act of personal dishonesty taken by the executive in connection with his responsibilities as an employee and intended to result in substantial personal enrichment of the executive; (2) the conviction of a felony; (3) a willful act by the executive which constitutes gross misconduct and which is injurious to our company; and (4) continued violations by the executive of his obligations as an employee of our company which are demonstrably willful and deliberate on his part after written demand for performance by us.
     In the event that any amounts provided for under these agreements or otherwise payable to the executive officer would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and be subject to the related excise tax, the executive would be entitled to receive either full payment of the benefits under the agreement or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greatest amount of after-tax benefits to the executive officer. The agreements do not require the company to provide any tax gross-up payments.
     On September 30, 2008, the Employee Retention and Motivation Agreements with Messrs. Alsop, Reidy, Robertson and Ireland, as well as certain other employees, expired in accordance with their terms. In December 2008, our Board of Directors approved the execution of new Employee Retention and Motivation Agreements with those employees whose agreements expired on September 30, 2008, with those new agreements having a term of five years. Our Board of Directors also approved certain technical amendments to these agreements to ensure compliance with Internal Revenue Code Section 409A. These new agreements otherwise have substantially the same terms as the prior agreements with these employees. These amended agreements also were offered to substantially all employees with existing Employee Retention and Motivation Agreements, including the named executive officers, but without extending the terms of their current agreements.
     The following tables indicate the estimated payments and benefits that each of the named executive officers would have received under their respective Employee Retention and Motivation Agreements with the company, assuming that the change of control of our company and/or termination of his employment occurred in the circumstances described above at November 30, 2008. These amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officer, which would only be known at the time that he becomes entitled to such payment.
Joseph W. Alsop

		Involuntary
		Termination
	Change of	Within 12 Months
	Control	Following Change
Payments and Benefits	Only	of Control
Cash Severance	$0	$437,498

Pro Rata Bonus	325,000	406,250

Stock Options (1)	0	141,131

Benefits (2)	0	5,677

Total	$325,000	$990,556

Norman R. Robertson

		Involuntary
		Termination
	Change of	Within 12 Months
	Control	Following Change
Payments and Benefits	Only	of Control
Cash Severance	$0	$400,000

Pro Rata Bonus	250,000	312,495

Stock Options (1)	0	49,563

Benefits (2)	0	5,069

Total	$250,000	$767,127
David G. Ireland

		Involuntary
		Termination
	Change of	Within 12 Months
	Control	Following Change
Payments and Benefits	Only	of Control
Cash Severance	$0	$400,000

Pro Rata Bonus	250,000	312,495

Stock Options (1)	0	51,458

Benefits (2)	0	5,193

Total	$250,000	$769,146
Richard D. Reidy

		Involuntary
		Termination
	Change of	Within 12 Months
	Control	Following Change
Payments and Benefits	Only	of Control
Cash Severance	$0	$412,500

Pro Rata Bonus	270,000	337,500

Stock Options (1)	0	147,970

Benefits (2)	0	3,065

Total	$270,000	$901,035
Jeffrey P. Stamen

		Involuntary
		Termination
	Change of	Within 12 Months
	Control	Following Change
Payments and Benefits	Only	of Control
Cash Severance	$0	$296,876

Pro Rata Bonus	171,000	213,750

Stock Options (1)	0	35,335

Benefits (2)	0	4,937

Total	$171,000	$550,898

(1)	In the event of a change of control, there is no accelerated vesting of options provided that the acquirer assumes all existing, outstanding options of the individual. These tables have been prepared under that assumption. However, if the acquirer does not assume all existing, outstanding options of the individual, all unvested options become fully vested and the value indicated in the second column would apply upon a change of control. The amounts shown in the second column are calculated using the exercise price for each unvested option and the closing stock price of our common stock on November 30, 2008, which was $21.28.

(2)	Represents the estimated value of continuing benefits (medical, dental, vision and life insurance) for fifteen months determined based on the cost of such benefits as of November 30, 2008.
Director Compensation
     The following table sets forth a summary of the compensation earned by or paid to our non-employee directors in fiscal year 2008.
DIRECTOR COMPENSATION TABLE — FISCAL YEAR 2008

		Stock	Option
	Fees Earned or	Awards	Awards
Name	Paid in Cash	(1)(2)	(3)(4)	Total
Barry N. Bycoff (5)	$87,500	$122,063	$194,596	$404,159
Ram Gupta (6)	73,800	60,229	87,592	220,821
Roger J. Heinen, Jr. (7)	74,400	104,563	119,653	298,216
Charles F. Kane (8)	87,500	122,500	193,788	403,788
David A. Krall (9)	71,900	83,855	137,957	293,712
Michael L. Mark (10)	80,000	112,000	128,152	320,152
Scott A. McGregor (11)	29,948	89,844	—	119,792

(1)	Amount listed for each director’s deferred stock unit grants for fiscal year 2008 is calculated by multiplying the number of deferred stock units by the closing price of our common stock on the date of grant.

(2)	Amounts listed relate to the grant of fully vested deferred stock units to the named directors as follows:

	Total deferred stock units	Total deferred stock units
Name	granted in fiscal 2008	as of November 30, 2008
Mr. Bycoff	5,170	10,947
Mr. Gupta	3,087	3,087
Mr. Heinen	4,421	11,517
Mr. Kane	5,184	12,989
Mr. Krall	3,698	3,698
Mr. Mark	4,740	4,740
Mr. McGregor	3,000	—
(3)	Amounts listed reflect the dollar amount recognized for financial statement reporting purposes for fiscal year 2008 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (FAS 123R) with respect to stock options. Amounts include awards granted in and prior to fiscal year 2008. The methodology and assumptions used to calculate the cost of each director’s option grants for fiscal year 2008 are described in Note 8 appearing on page 47 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

(4)	Amounts listed relate to the grant of stock options to the named directors as follows:
•	Mr. Bycoff was granted a fully vested option to purchase 7,612 shares of our common stock with an exercise price of $29.94 on April 24, 2008, and a fully vested option to purchase 11,864 shares of our common stock with an exercise price of $19.51 on October 15, 2008. The aggregate grant date fair value of these options was $139,657.

•	Mr. Gupta was granted an option to purchase 25,000 shares of our common stock with an exercise price of $19.51 on October 15, 2008, in connection with joining our Board of Directors. This option was vested and exercisable on the grant date with respect to 6/60th of the option, with the balance of the option to be exercisable in 54 monthly installments commencing on November 1, 2008. Mr. Gupta was also granted a fully vested option to purchase 11,667 shares of our common stock with an exercise price of $19.51 on October 15, 2008. The aggregate grant date fair value of these options was $214,315.

•	Mr. Heinen was granted a fully vested option to purchase 6,572 shares of our common stock with an exercise price of $29.94 on April 24, 2008, and a fully vested option to purchase 10,085 shares of our common stock with an exercise price of $19.51 on October 15, 2008. The aggregate grant date fair value of these options was $119,653.

•	Mr. Kane was granted a fully vested option to purchase 7,667 shares of our common stock with an exercise price of $29.94 on April 24, 2008, and a fully vested option to purchase 11,864 shares of our common stock with an exercise price of $19.51 on October 15, 2008. The aggregate grant date fair value of these options was $140,166.

•	Mr. Krall was granted an option to purchase 25,000 shares of our common stock with an exercise price of $29.94 on April 24, 2008, in connection with joining our Board of Directors. This option was vested and exercisable on the grant date with respect to 3/60th of the option, with the balance of the option to be exercisable in 57 monthly installments commencing on May 1, 2008. Mr. Krall was also granted a fully vested option to purchase 4,199 shares of our common stock with an exercise price of $29.94 on April 24, 2008, and a fully vested option to purchase 9,746 shares of our common stock with an exercise price of $19.51 on October 15, 2008. The aggregate grant date fair value of these options was $326,681.

•	Mr. Mark was granted a fully vested option to purchase 7,010 shares of our common stock with an exercise price of $29.94 on April 24, 2008, and a fully vested option to purchase 10,847 shares of our common stock with an exercise price of $19.51 on October 15, 2008. The aggregate grant date fair value of these options was $128,152.

•	Mr. McGregor was not granted any additional options prior to his departure from our Board of Directors.
Each director had the following unexercised stock options outstanding at November 30, 2008:

Unexercised stock options
outstanding at
Name	November 30, 2008
Mr. Bycoff	44,476
Mr. Gupta	36,667
Mr. Heinen	52,157
Mr. Kane	44,531
Mr. Krall	38,945
Mr. Mark	134,788
Mr. McGregor	—
(5)	In addition to the annual board retainer, Mr. Bycoff received compensation in connection with his service as Chairman of the Nominating and Corporate Governance Committee and as a member of the Audit and Special Litigation Committees.

(6)	Mr. Gupta was elected to our Board of Directors on May 22, 2008. In addition to the annual board retainer, Mr. Gupta received compensation in connection with his service as a member of the Compensation and Nominating and Corporate Governance Committees.

(7)	In addition to the annual board retainer, Mr. Heinen received compensation in connection with his service as Chairman of the Compensation Committee and as a member of the Nominating and Corporate Governance Committee.

(8)	In addition to the annual board retainer, Mr. Kane received compensation in connection with his service as Chairman of the Audit Committee and as Chairman of the Special Litigation Committee.

(9)	Mr. Krall was elected to our Board of Directors on February 5, 2008. In addition to the annual board retainer, Mr. Krall received compensation in connection with his service as a member of the Compensation Committee.

(10)	In addition to the annual board retainer, Mr. Mark received compensation in connection with his service as Chairman of the Board and as a member of the Audit Committee.

(11)	Mr. McGregor did not stand for re-election at our 2008 annual meeting of shareholders. Prior to his departure from our Board of Directors, Mr. McGregor received compensation in connection with his service as a member of the Compensation Committee.
Discussion of Director Compensation Table
     For fiscal year 2008, the non-employee directors of our company were paid an annual retainer of $275,000. In addition, the Chairman of the Board received $25,000 for serving in that capacity. With respect to service on the committees of our Board of Directors, the following fees were paid: Audit Committee — $25,000 for the Chairman and $20,000 for the other members; Compensation Committee — $15,000 for the Chairman and $12,500 for the other members; Nominating and Corporate Governance Committee — $10,000 for the Chairman and $7,500 for the other members; Special Litigation Committee-$50,000 for the Chairman and $45,000 for the other members; and other special committees (while in use) — $30,000 for the Chairman and $25,000 for the other members. Mr. Alsop receives no compensation for serving as a director, except that he, like all directors, is eligible to be reimbursed for expenses incurred in attending board or committee meetings.
     These fees were paid 25% in cash and 75% in equity (with 35% in the form of fully vested deferred stock units and 40% in the form of fully vested stock options). The number of option shares was determined by dividing the compensation amount by the grant date Black Scholes value. The number of deferred stock units was determined by dividing the compensation amount by the grant date closing price of our common stock as reported by NASDAQ. The deferred stock units will be settled for an equivalent number of shares of our common stock (1) following the date upon which the director ceases to provide services to our company in that capacity or (2) upon a change of control of our company, except in the event that the company is involved in a transaction in which shares of our common stock will be exchanged for cash or other consideration, in which case the director will receive cash or other consideration equal in value to the aggregate number of deferred stock units credited to the director as of the change of control.
     The fiscal year 2008 compensation was paid to our non-employee directors in two installments, coincident with the April and October dates upon which we made our broad-based employee equity grants. Amounts paid were pro-rated for Mr. Krall, who was elected a director on February 5, 2008, and Mr. Gupta, who was elected a director on May 22, 2008. Each of Messrs. Krall and Gupta also received an option to acquire 25,000 shares of our common stock in connection with his appointment to our Board of Directors.
     In April 2007, we adopted stock retention guidelines for our non-employee directors. These guidelines provide for all non-employee directors to hold at least 10,000 shares of our common stock and/or deferred stock units. Directors have three years to attain this ownership threshold.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information regarding beneficial ownership of our common stock as of February 27, 2009:
•	by each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	by each director of our company;

•	by each of the named executive officers; and

•	by all directors and executive officers of our company as a group.

	Beneficially Owned Shares
Name and Address of Beneficial Owner (1)	Number	Percent
T. Rowe Price Associates, Inc. (2)	3,446,485	8.7%
100 East Pratt Street Baltimore, MD 21202
Barclays Global Investors, N.A. (3)	2,863,218	7.2%
45 Fremont Street San Francisco, CA 94015
FMR LLC, Edward C. Johnson 3d (4)	2,450,000	6.2%
82 Devonshire Street Boston, MA 02109
Joseph W. Alsop (5)	1,965,741	4.8%
Richard D. Reidy (6)	464,907	1.2%
David G. Ireland (7)	362,181	*
Norman R. Robertson (8)	321,182	*
Michael L. Mark (9)	215,528	*
Jeffrey P. Stamen (10)	167,563	*
Roger J. Heinen, Jr. (11)	63,674	*
Charles F. Kane (12)	44,604	*
Barry N. Bycoff (13)	40,840	*
David A. Krall (14)	23,893	*
Ram Gupta (15)	19,754	*
All executive officers and directors as a group (14 persons) (16)	3,871,014	9.0%

*	Less than 1%

(1)	All persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the other information contained in the footnotes to this table. Unless otherwise noted the address of such person is c/o Progress Software Corporation, 14 Oak Park, Bedford, Massachusetts 01730.

(2)	Derived from Schedule 13G/A filed on February 11, 2009. The Schedule 13G/A reported that T. Rowe Price held sole voting power over 1,009,968 shares and sole dispositive power over 3,446,485 shares.

(3)	Derived from Schedule 13G filed on February 5, 2009 by Barclays Global Investors, N.A., Barclays Global Fund Advisors and Barclays Global Investors, Ltd. The Schedule 13G reported sole voting power over 2,255,897 shares and sole dispositive power over 2,863,218 shares.

(4)	Derived from Schedule 13G/A filed on February 17, 2009. The Schedule 13G/A reported that Fidelity Management and Research Company is the beneficial owner of 2,450,000 shares. Edward C. Johnson 3d and FMR, through its control of Fidelity, each has sole power to dispose of the 2,672,178 shares.

(5)	Includes 1,535,818 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 27, 2009.

(6)	Includes 462,117 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 27, 2009.

(7)	Includes 358,878 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 27, 2009.

(8)	Includes 316,333 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 27, 2009.

(9)	Includes 134,788 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 27, 2009 and 4,740 fully vested deferred stock units.

(10)	Includes 156,963 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 27, 2009.

(11)	Includes 52,157 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 27, 2009 and 11,517 fully vested deferred stock units.

(12)	Includes 31,615 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 27, 2009 and 12,989 fully vested deferred stock units.

(13)	Includes 29,893 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 27, 2009 and 10,947 fully vested deferred stock units.

(14)	Includes 20,195 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 27, 2009 and 3,698 fully vested deferred stock units.

(15)	Includes 16,667 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 27, 2009 and 3,087 fully vested deferred stock units.

(16)	Includes 3,294,610 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 27, 2009 and 46,978 fully vested deferred stock units.
Information related to securities authorized for issuance under equity compensation plans as of November 30, 2008 is as follows:

(In thousands, except per share data)
	Number of		Weighted-average	Number of
	Securities to be		Exercise	Securities
	Issued Upon		Price of	Remaining
	Exercise of		Outstanding	Available
	Outstanding		Options,	For
	Options, Warrants		Warrants	Future
Plan Category	and Rights		and Rights	Issuance

Equity compensation plans approved by shareholders (1)	6,846	(2)	$23.09	2,561	(3)
Equity compensation plans not approved by shareholders (4)	2,923		23.01	815

Total	9,769		$23.07	3,376

(1)	Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, 2008 Stock Option and Incentive Plan and 1991 Employee Stock Purchase Plan (ESPP).

(2)	Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)	Includes 470,000 shares available for future issuance under the ESPP.

(4)	Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review, Approval or Ratification of Transactions with Related Persons
     Pursuant to the Audit Committee Charter, which can be found at www.progress.com, the Audit Committee is responsible for the review and approval of related person transactions. A related person is a director, executive officer, nominee for director or certain stockholders of our company since the beginning of the last fiscal year and their respective immediate family members. A related person transaction is a transaction involving: (1) our company and any related person when the amount involved exceeds $120,000, and (2) the related person has a material direct or indirect interest.
     We identify transactions for review and approval through our Code of Conduct which can be found at www.progress.com. The Code of Conduct requires our employees to disclose any potential or actual conflicts of interest to his or her manager, our human resources department or our Chief Compliance Officer. This disclosure also applies to potential conflicts involving immediate family members of employees. Each year we require our directors and executive officers to complete a questionnaire intended to identify any transactions or potential transactions that must be reported according to SEC rules and regulations. This questionnaire also requires our directors and executive officers to promptly notify us of any changes during the course of the year.
Transactions with Related Persons
     We have certain indemnification obligations to our directors and executive officers, including the advancement of expenses in certain circumstances. During fiscal 2008, Messrs. Alsop, Robertson and James D. Freedman, our Senior Vice President and General Counsel, were reimbursed for legal services under our indemnification obligations totaling approximately $502,000, $149,000 and $303,000, respectively.
     We have a contract with Salesforce.com, pursuant to which we purchased software and services relating to Salesforce.com’s customer relationship management product, through which we record, track, manage, analyze and share information regarding our sales, customer service and support, and marketing operations. During fiscal year 2008, we paid approximately $870,000 to Salesforce.com. Craig Conway, the brother of Gary Conway, our Senior Vice President and Chief Marketing Officer, is a member of the Board of Directors of Salesforce.com. We entered into the contract with Salesforce.com prior to Mr. Conway joining our company.
     We did not engage in any other transactions or series of similar transactions in which the amount involved exceeded $120,000 and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had a direct or indirect material interest.
Independence of Members of our Board of Directors
     Our Board of Directors has determined that each of our non-employee directors (Messrs. Bycoff, Gupta, Heinen, Kane, Krall and Mark) is independent within the meaning of the director independence standards of NASDAQ and the applicable rules of the SEC. In making this determination, our Board solicited information from each of the directors regarding whether that director, or any member of his immediate family, had a direct or indirect material interest in any transactions involving our company, was involved in a debt relationship with our company or received personal benefits outside the scope of the director’s normal compensation. Our Board of Directors considered the responses of the directors, and independently considered the commercial agreements, acquisitions and other material transactions entered into by us during fiscal year 2008, and determined that none of our non-employee directors had a material interest in those transactions.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Selection of Independent Registered Public Accounting Firm
     The Audit Committee has selected the firm of Deloitte & Touche LLP, independent registered public accounting firm, to serve as our independent registered public accounting firm for the fiscal year ending November 30, 2009.

Independent Registered Public Accounting Firm Fees
     Aggregate fees billed to us for services performed for the fiscal years ended November 30, 2008 and November 30, 2007 by our independent registered public accounting firm, Deloitte & Touche LLP, were as follows:

	Fiscal 2008	Fiscal 2007
Audit Fees (1)	$2,209,984	$2,211,551
Tax Fees (2)	908,941	648,462
Audit-Related Fees (3)	94,000	15,188
All Other Fees	—	—

(1)	Includes statutory audit fees related to our wholly-owned foreign subsidiaries, as the results of these audits are utilized in the audit of our consolidated financial statements. In accordance with the policy on Audit Committee pre-approval, 100% of audit services provided by the independent registered public accounting firm are pre-approved.

(2)	Includes fees primarily for tax compliance, tax advice and tax planning (domestic and international). In accordance with the policy on Audit Committee pre-approval, 100% of tax services provided by the independent registered public accounting firm are pre-approved.

(3)	Includes fees related to the performance of audits and attest services not required by statute or regulations, due diligence related to mergers, acquisitions, proposed transactions, and accounting consultations regarding the application of generally accepted accounting principles to proposed transactions. In accordance with the policy on Audit Committee pre-approval, 100% of audit-related services provided by the independent registered public accounting firm are pre-approved.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
     The Audit Committee is responsible for appointing, setting compensation, and overseeing the work of our independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.
     Requests for specific services by the independent registered public accounting firm which comply with the auditor services policy are reviewed by our Finance, Tax, and Internal Audit departments. Requests approved by the group are aggregated and submitted to the Audit Committee in one of the following ways:
•	Request for approval of services at a meeting of the Audit Committee; or

•	Request for approval of services by the Chairman of the Audit Committee and then the approval by the full committee at the next meeting of the Audit Committee.
     The request may be made with respect to either specific services or a type of service for predictable or recurring services.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (a)(2): No financial statements or schedules are filed with this report on Form 10-K/A.
(a)(3) Exhibits:

2.1	Agreement and Plan of Merger dated January 18, 2006 by and among Progress Software Corporation, ACTC Acquisition Corp., Actional Corporation, certain stockholders of Actional Corporation and Standish O’Grady, as the Company Stockholder Representative (1)

2.2	Implementation Agreement, dated as of June 25, 2008, by and among IONA Technologies PLC, SPK Acquisitions Limited and, with respect to Section 7.4 and Section 7.7 only, Progress Software Corporation (2)

3.1	Restated Articles of Organization, as amended (3)

3.2	By-Laws, as amended and restated (4)

4.1	Specimen certificate for the Common Stock (5)

10.1*	1992 Incentive and Nonqualified Stock Option Plan (6)

10.2*	1994 Stock Incentive Plan (7)

10.3*	1997 Stock Incentive Plan, as amended and restated (8)

10.4*	Employee Retention and Motivation Agreement as amended and restated, executed by each of the Executive Officers (9)

10.5*+	2002 Nonqualified Stock Plan, as amended and restated

10.6*+	2004 Inducement Stock Plan, as amended and restated

10.7*	Letter Agreement dated November 15, 2005 with Joseph W. Alsop regarding Fiscal 2005 Stock Option grant (10)

10.8*	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (11)

10.9*	Progress Software Corporation 2008 Stock Option and Incentive Plan (12)

10.10*	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Incentive Plan (13)

10.11*	Progress Software Corporation Corporate Executive Bonus Plan (14)

10.12*+	Progress Software Corporation 2008 Fiscal Year Director Compensation Program, as amended

10.13*	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Incentive Plan (15)

10.14*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Incentive Plan (Initial Grant) (16)

10.15*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Incentive Plan (Annual Grant) (17)

10.16*	Letter Agreement, dated March 29, 2007, executed by Roger J. Heinen, Jr. regarding Cancellation of Stock Options (18)

10.17*	Letter Agreement, dated March 23, 2007, executed by Scott A. McGregor regarding Cancellation of Stock Options (19)

10.18*	Form of Option Amendment Agreement with Non-Employee Directors (20)

10.19*	Form of Option Amendment Agreement with Payment to Progress Software Corporation executed by each of Joseph W. Alsop, Norman R. Robertson and James D. Freedman (21)

10.20*	Form of Option Amendment Agreement with Cash Bonus executed by certain Executive Officers (22)

21.1+	List of Subsidiaries of the Registrant

23.1+	Consent of Deloitte & Touche LLP

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Joseph W. Alsop

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed January 23, 2006.

(2)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed June 26, 2008.

(3)	Incorporated by reference to Exhibit 3.1 of Form 8-K filed May 1, 2006.

(4)	Incorporated by reference to Exhibit 3.1 of Form 8-K filed September 22, 2008.

(5)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed May 1, 2006.

(6)	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 1992.

(7)	Incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the quarter ended August 31, 1994.

(8)	Incorporated by reference to Appendix B to our definitive Proxy Statement filed March 27, 2007.

(9)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 6, 2009.

(10)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed November 21, 2005.

(11)	Incorporated by reference to Appendix A to our definitive Proxy Statement filed March 27, 2007.

(12)	Incorporated by reference to Appendix A to our definitive Proxy Statement filed March 24, 2008.

(13)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 28, 2008.

(14)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(15)	Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 28, 2008

(16)	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 28, 2008.

(17)	Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 28, 2008.

(18)	Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(19)	Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(20)	Incorporated by reference to Exhibit 99.(d)(10) of Schedule TO filed December 22, 2006.

(21)	Incorporated by reference to Exhibit 99.(d)(9) of Schedule TO filed December 22, 2006.

(22)	Incorporated by reference to Exhibit 99.(d)(11) of Schedule TO filed December 22, 2006.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of PSC participates

+	Previously filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2009.

PROGRESS SOFTWARE CORPORATION
By:	/s/ Norman R. Robertson
Norman R. Robertson
Senior Vice President, Finance & Administration and Chief Financial Officer