Form 10-Q
period 2009-02-28
PROGRESS SOFTWARE CORP /MA
filed 2009-04-09
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 28, 2009
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
          Yes ☐      No ☑
As of March 31, 2009, there were 39,894,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009

PART 1. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	February 28,	November 30,
	2009	2008

Assets
Current assets:
Cash and equivalents	$114,950	$96,485
Short-term investments	8,899	22,044

Total cash and short-term investments	123,849	118,529
Accounts receivable, net	96,911	94,795
Other current assets	20,824	18,664
Deferred income taxes	14,894	14,264

Total current assets	256,478	246,252

Property and equipment, net	62,477	63,147
Acquired intangible assets, net	101,033	108,869
Goodwill	227,354	233,385
Deferred income taxes	31,422	29,618
Investments in auction rate securities	56,694	62,364
Auction rate securities rights offering	1,993	2,850
Other assets	4,758	5,885

Total	$742,209	$752,370

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$337	$330
Accounts payable	6,494	11,592
Accrued compensation and related taxes	29,345	46,001
Income taxes payable	3,015	3,926
Other accrued liabilities	42,998	43,750
Short-term deferred revenue	151,641	135,786

Total current liabilities	233,830	241,385

Long-term debt, less current portion	935	1,022

Long-term deferred revenue	6,900	7,957

Deferred income taxes	4,211	10,023

Other non-current liabilities	9,083	10,531

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 39,887 shares in 2009 and 39,904 shares in 2008	219,575	216,261
Retained earnings, including accumulated other comprehensive losses of $(15,202) in 2009 and $(14,033) in 2008	267,675	265,191

Total shareholders’ equity	487,250	481,452

Total	$742,209	$752,370

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended
	Feb. 28, 2009	Feb. 29, 2008

Revenue:
Software licenses	$45,852	$45,102
Maintenance and services	75,008	76,465

Total revenue	120,860	121,567

Costs of revenue:
Cost of software licenses	2,317	2,296
Cost of maintenance and services	17,333	17,641
Amortization of acquired intangibles for purchased technology	4,728	2,673

Total costs of revenue	24,378	22,610

Gross profit	96,482	98,957

Operating expenses:
Sales and marketing	44,315	45,842
Product development	24,919	20,693
General and administrative	14,575	13,900
Amortization of other acquired intangibles	2,366	1,374
Restructuring expense	5,478	—
Acquisition-related expenses	110	—

Total operating expenses	91,763	81,809

Income from operations	4,719	17,148

Other income (expense):
Interest income and other	1,073	3,155
Foreign currency gain (loss)	156	(89)

Total other income, net	1,229	3,066

Income before provision for income taxes	5,948	20,214
Provision for income taxes	2,296	7,378

Net income	$3,652	$12,836

Earnings per share:
Basic	$0.09	$0.30
Diluted	$0.09	$0.29

Weighted average shares outstanding:
Basic	39,941	42,238
Diluted	40,521	44,174

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended
	Feb. 28, 2009	Feb. 29, 2008

Cash flows from operating activities:
Net income	$3,652	$12,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,619	2,601
Amortization of acquired intangible assets	7,094	4,047
Stock-based compensation	3,816	3,970
Deferred income taxes	(821)	2,109
Tax benefit from stock options	(104)	1,658
Excess tax benefit from stock options	—	(1,102)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(3,721)	2,854
Other current assets	3,366	(208)
Accounts payable and accrued expenses	(22,377)	(21,639)
Income taxes payable	(6,386)	(2,091)
Deferred revenue	17,253	14,777

Net cash provided by operating activities	4,391	19,812

Cash flows from investing activities:
Purchases of investments available for sale	(1,791)	(138,759)
Sales and maturities of investments available for sale	20,336	271,989
Purchases of property and equipment	(2,056)	(2,581)
Acquisitions, net of cash acquired	—	(5,728)
Increase in other non-current assets	(191)	(74)

Net cash provided by investing activities	16,298	124,847

Cash flows from financing activities:
Issuance of common stock	1,357	11,383
Excess tax benefit from stock options	—	1,102
Payment of long-term debt	(80)	(68)
Repurchase of common stock	(1,712)	(46,155)

Net cash used for financing activities	(435)	(33,738)

Effect of exchange rate changes on cash	(1,789)	2,141

Net increase in cash and equivalents	18,465	113,062
Cash and equivalents, beginning of period	96,485	53,879

Cash and equivalents, end of period	$114,950	$166,941

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
There have been no significant changes in our adoption of new accounting pronouncements or in our application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30 2008, other than the impact of our adoption of Financial Accounting Standards Board (FASB) Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities , an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which relates to the adoption of the provisions in FASB Statement No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities. The adoption of these accounting pronouncements had no significant impact on our consolidated financial statements.
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
Note 2: Revenue Recognition
We recognize software license revenue upon shipment of the product or, if delivered electronically, when the customer has the right to access the software, provided that the license fee is fixed or determinable, persuasive evidence of an arrangement exists and collection is probable. We do not consider software license arrangements with payment terms greater than ninety days beyond our standard payment terms to be fixed and determinable and therefore such software license fees are recognized as cash becomes due. We do not license our software with a right of return and generally do not license our software with conditions of acceptance. If an arrangement does contain conditions of acceptance, we defer recognition of the revenue until the acceptance criteria are met or the period of acceptance has passed. We generally recognize revenue for products distributed through application partners and distributors when sold through to the end-user.
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
(In thousands, except per share data)

	Three Months Ended
	Feb. 28, 2009	Feb. 29, 2008

Net income	$3,652	$12,836

Weighted average shares outstanding	39,941	42,238
Dilutive impact from outstanding stock awards	580	1,936

Diluted weighted average shares outstanding	40,521	44,174

Earnings per share:
Basic	$0.09	$0.30
Diluted	$0.09	$0.29

Stock options to purchase approximately 7,788,000 shares and 2,564,000 shares of common stock were excluded from the calculation of diluted earnings per share in the first quarter of fiscal years 2009 and 2008, respectively, because these options were anti-dilutive.
Note 4: Stock-based Compensation
Our stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and is recognized over the relevant service period. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield.

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations:
(In thousands)

	Three Months Ended
	Feb. 28, 2009	Feb. 29, 2008

Cost of software licenses	$12	$22
Cost of maintenance and services	237	267
Sales and marketing	1,488	1,431
Product development	944	919
General and administrative	1,135	1,331

Total stock-based compensation expense	$3,816	$3,970

Note 5: Income Taxes
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
Domestically, we have completed the Internal Revenue Service (IRS) audit for the periods through fiscal 2005. Certain issues are currently in the appeals process. State taxing authorities are currently examining our income tax returns for years through fiscal 2005. Our U.S. federal and, with some exceptions, our state income tax returns have been examined or are closed by statute for all years prior to fiscal 2003, and we are no longer subject to audit for those periods.
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
Note 6: Fair Value Measurements
The following table details the fair value measurements within the fair value hierarchy of our financial assets:
(In thousands)

		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Feb. 28	Using Identical	Observable Inputs	Unobservable
Description	2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities	$49,586	$8,899	—	$40,687
Trading securities	16,007	—	—	16,007
Put option related to ARS rights offering	1,993	—	—	1,993
Foreign exchange derivatives	(293)	—	$(293)	—

Total	$67,293	$8,899	$(293)	$58,687

The valuation technique used to measure fair value for our Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. The valuation technique used to measure fair value for our Level 3 assets is an income approach, where the expected weighted average future cash flows were discounted back to present value for each asset, except for the put option related to the auction rate securities (ARS) rights offering, which is based on the difference in value between the par value and the fair value of the associated ARS.
In November 2008, we accepted a settlement offer in the form of a rights offering from UBS Financial Services (UBS), the investment firm that brokered the original purchases of the $18.0 million par value of ARS that we acquired as part of the acquisition of IONA, which provides us with a put option to sell these securities at par value to UBS during a period beginning on June 30, 2010. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at its fair value of $2.0 million in our financial statements at February 28, 2009, accounted for separately from the associated securities. Changes in the fair value of the put option, based on the difference in value between the par value and the fair value of the associated ARS, are recognized in current period earnings. We have elected to measure the put option at fair value pursuant to SFAS 159, and subsequent changes in fair value will also be recognized in current period earnings.
The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs:
(in thousands)

Level 3
Financial
Assets

Balance, December 1, 2008	$65,214
Redemptions and sales	(5,400)
Unrealized losses included in accumulated other comprehensive income	(1,127)
Unrealized gain on ARS trading securities included in other income	857
Unrealized loss on put option related to ARS rights offering included in other income	(857)

Balance, February 28, 2009	$58,687

Note 7: Derivative Instruments
We use derivative instruments to manage exposures to fluctuations in the value of foreign currencies, which exist as part of our on-going business operations. Certain assets and forecasted transactions are exposed to foreign currency risk. Our objective for holding derivatives is to eliminate or reduce the impact of these exposures. We periodically monitor our foreign currency exposures to enhance the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, British pound, Brazilian real, Japanese yen, South African rand and Australian dollar. We do not enter into derivative instruments for speculative purposes, nor do we hold or issue any derivative instruments for trading purposes. We enter into certain derivative instruments that may not be designated as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Although these derivatives do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk.
We generally use foreign currency option contracts that are not designated as hedging instruments under SFAS 133, to hedge a portion of forecasted international intercompany revenue for up to one year in the future. During the first three months of fiscal 2009, we entered into foreign currency option contracts which expired prior to February 28, 2009. Losses of ($0.2) million on those contracts were recorded in other income in the statement of operations. There were no outstanding foreign currency option contracts at February 28, 2009.

We also use forward contracts that are not designated as hedging instruments under SFAS 133 to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts, whether designated in hedging relationships or not, are recorded in other current assets on the balance sheet at fair value at February 28, 2009. During the first three months of fiscal 2009, losses of ($1.2) million from changes in the fair value of our forward contracts were recognized in other income in the statement of operations and gains of $0.3 million were recorded in other comprehensive income on the balance sheet.
The table below details outstanding forward contracts, which mature in 90 days or less, at February 28, 2009 where the notional amount is determined using contract exchange rates:
(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*	Fair Value

Australian dollar		$4,334	1.54	$(5)
Brazilian real	$9,834	—	2.41	(199)
Euro	—	33,374	0.79	16
Japanese yen	4,363	—	98.56	(27)
South African rand	1,061	—	10.00	(7)
U.K. pound	—	12,627	0.70	(71)

	$15,258	$50,335		$(293)

*	expressed as local currency unit per U.S. dollar
Note 8: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis:
(In thousands)

	Three Months Ended
	Feb. 28, 2009	Feb. 29, 2008

Net income, as reported	$3,652	$12,836
Foreign currency translation adjustments, net of tax	(695)	420
Unrealized gains (losses) on investments, net of tax	(474)	64

Total comprehensive income	$2,483	$13,320

Note 9: Common Stock Repurchases
In September 2008, the Board of Directors authorized, for the period from October 1, 2008 through September 30, 2009, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash. We purchased and retired approximately 101,000 shares of our common stock for $1.7 million in the first three months of fiscal 2009 as compared to approximately 1,524,000 shares of our common stock for $46.2 million in the first three months of fiscal 2008.
Note 10: Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Goodwill in certain jurisdictions changes each period due to changes in foreign currency exchange rates. During the first quarter of fiscal 2009, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2008. For purposes of the annual impairment test, we assigned goodwill of $3.0 million to the OpenEdge operating segment, $123.6 million to the Enterprise Infrastructure operating segment and $106.8 million to the Data Infrastructure operating segment. See Note 11 for a description of each operating segment. The decrease in goodwill from the end of fiscal 2008 was primarily related to changes for income tax-related items to the preliminary allocation of the purchase price from the acquisition of IONA in September 2008.
Note 11: Segment Information
With the acquisition of IONA in the fourth quarter of fiscal 2008, we have reorganized into four business units for fiscal 2009: (1) OpenEdge, which includes the Progress OpenEdge and Progress EasyAsk product lines; (2) Apama, which includes the Progress Apama product lines; (3) Integration Infrastructure, which includes the Progress Sonic, Progress Actional, Orbix, Artix and FUSE product lines; and (4) Data Infrastructure, which includes the DataDirect Connect, DataDirect Shadow, Progress DataXtend and Progress ObjectStore product lines.
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
In the first quarter of fiscal 2009, we realigned our disclosures to conform to this new business unit structure. Based upon the aggregation criteria for segment reporting, we have three reportable segments: (1) the OpenEdge segment; (2) the Enterprise Infrastructure segment, which includes the Apama and Integration Infrastructure business units; and (3) the Data Infrastructure segment. We have aggregated our segments based on similar product line and target customer characteristics. We do not manage our assets, capital expenditures, other income or provision for income taxes by segment. We manage such items on a consolidated company basis.
The following table provides revenue and income from operations from our reportable segments on an interim basis:
(In thousands)

	Three months ended,
	Feb. 28, 2009	Feb. 29, 2008

Revenue:
OpenEdge segment	$68,701	$82,989
Enterprise Infrastructure segment	31,536	15,778
Data Infrastructure segment	22,171	22,800
Reconciling items	(1,548)	—

Total	$120,860	$121,567

Income (loss) from operations:
OpenEdge segment	$29,248	*
Enterprise Infrastructure segment	(5,943)	*
Data Infrastructure segment	(512)	*
Reconciling items	(18,075)	*

Total	$4,718	*

*	We did not include prior year comparisons for income from operations as it is not practical to restate the fiscal 2008 data into the fiscal 2009 structure or the fiscal 2009 data into the fiscal 2008 structure.
The reconciling items within revenue represent purchase accounting adjustments for deferred revenue related to the acquisition of IONA, such amounts are not deducted from internal measurements of segment revenue. Amounts included under reconciling items within income from operations represent amortization of acquired intangibles, stock-based compensation, restructuring and acquisition-related expenses, purchase accounting adjustments for deferred revenue and certain unallocated administrative expenses.

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
On February 5, 2009, we received a “Wells Notice” from the SEC in connection with the SEC investigation into our option-granting practices. We have been advised that our Vice President, Corporate Controller has also received a Wells Notice in connection with the same matter. The Wells Notices notify recipients that the SEC staff intends to recommend that the SEC file a civil action against the recipients for possible violations of securities laws.
Under the process established by the SEC, recipients have the opportunity to respond in writing to a Wells Notice before the SEC staff makes any formal recommendation regarding what action, if any, should be brought by the SEC. We have provided a written submission to the SEC as part of the Wells Notice process. In connection with the contemplated recommendation, the SEC staff may seek remedies, including among other things, a permanent injunction, a civil penalty and, in the case of individuals, a bar against serving as a director or officer of a public company. There can be no assurance that the SEC will not bring civil enforcement action against any recipient of a Wells Notice. As previously disclosed, we have been cooperating with the SEC since we first publicly disclosed these matters in 2006, and we continue to do so.
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
Note 13: Restructuring Charge
Q1 2009 Restructuring Plan
During the first quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and our recent acquisitions. The total expected costs associated with the restructuring aggregated to $5.7 million, of which $5.2 million remained to be paid at February 28, 2009. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The excess facilities and other costs represent termination costs of automobile leases for employees that have been terminated and excess facilities costs for unused space. As described in Note 11, restructuring charges are not allocated to segments, but managed on a consolidated company basis.
Q4 2008 Restructuring Plan
During the fourth quarter of fiscal 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and our recent acquisitions. Our current expectation of the total expected costs associated with the restructuring aggregated to $6.7 million, of which $2.2 million remained to be paid at February 28, 2009. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The excess facilities and other costs represent termination costs of automobile leases for employees that have been terminated and excess facilities costs for unused space. As described in Note 11, restructuring charges are not allocated to segments, but managed on a consolidated company basis.
A summary of the combined activity for the above-mentioned restructuring actions is as follows:
(In thousands)

	Excess Facilities	Employee Severance
	and Other Costs	and Related Benefits	Total

Balance, December 1, 2008	$676	$5,491	$6,167
Establishment of reserve related to Q1 2009 restructuring	394	5,280	5,674
Adjustments to reserve related to Q4 2008 restructuring	(250)	54	(196)
Cash disbursements related to Q4 2008 restructuring	(130)	(3,814)	(3,944)
Cash disbursements related to Q1 2009 restructuring	—	(493)	(493)
Translation adjustments	2	115	117

Balance, February 28, 2009	$692	$6,633	$7,325

The balance of the employee severance and related benefits is expected to be paid in 2009. The balance of the excess facilities and related costs is expected to be paid over a period of time ending in 2010.
Restructuring Plan from Prior Acquisitions
In connection with certain of our prior acquisitions, we established reserves for exit costs related to facilities closures and related costs and employee severance included as part of the purchase price allocation. The amounts included under cash disbursements are net of proceeds received from subrental agreements. A summary of activity is as follows:
(In thousands)

	Facilities Closures	Employee Severance
	and Related Costs	and Related Benefits	Total

Balance, December 1, 2008	$7,393	$1,185	$8,578
Cash disbursements	(382)	(713)	(1,095)

Balance, February 28, 2009	$7,011	$471	$7,483

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
Most of our products have been developed by our internal product development staff or the internal staffs of acquired companies. We believe that the features and performance of our products are competitive with those of other available development and development tools and that none of the current versions of our products are approaching obsolescence. However, we believe that significant investments in new product development and continuing enhancements of our current products will be required to enable us to maintain our competitive position. In particular, some of our products, such as the Apama, Actional and DataXtend product sets, require a higher level of development, distribution and support expenditures, on a percentage of revenue basis, than product lines such as OpenEdge or DataDirect.
We derive a significant portion of our revenue from international operations. In the first three quarters of fiscal 2008, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the translation of our results into U.S. dollars. In the last quarter of fiscal 2008 and the first quarter of fiscal 2009 the strengthening of the U.S. dollar against most major currencies, primarily the euro and the British pound, negatively affected the translation of our results into U.S. dollars.
With the acquisition of IONA in the fourth quarter of fiscal 2008, we have reorganized into four business units for fiscal 2009: (1) OpenEdge which includes the Progress OpenEdge and Progress EasyAsk product lines; (2) Apama which includes the Progress Apama product lines; (3) Integration Infrastructure which includes the Progress Sonic, Progress Actional, Orbix, Artix and FUSE product lines; and (4) Data Infrastructure which includes the DataDirect Connect, DataDirect Shadow, Progress DataXtend and Progress ObjectStore product lines. The disclosures below conform to this new business unit structure.
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
We see the most significant risks for the remainder of 2009 to be the macroeconomic climate, which could cause our customers to delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us, and the decline in foreign currency exchange rates, primarily the euro, the British pound and the Brazilian real, which will adversely affect our reported results as amounts earned in other countries are translated into dollars for reporting purposes.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Goodwill and Intangible Assets

•	Income Tax Accounting

•	Stock-Based Compensation

•	Investments in Debt Securities
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.
During the first three months of fiscal 2009, there were no significant changes in our critical accounting policies and estimates. See Note 1 in the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue		Period to Period
			Change
			2009
	Three Months Ended		Compared
	Feb. 28, 2009	Feb. 29, 2008	to 2008

Revenue:
Software licenses	38%	37%	2%
Maintenance and services	62	63	(2)

Total revenue	100	100	(1)

Costs of revenue:
Cost of software licenses	2	2	1
Cost of maintenance and services	14	15	(2)
Amortization of acquired intangibles for purchased technology	4	2	77

Total costs of revenue	20	19	8

Gross profit	80	81	(3)

Operating expenses:
Sales and marketing	37	38	(3)
Product development	21	17	20
General and administrative	12	11	5
Amortization of other acquired intangibles	2	1	72
Restructuring expenses	4	—	—
Acquisition-related expenses	0	—	—

Total operating expenses	76	67	12

Income from operations	4	14	(72)
Other (expense) income, net	1	3	(60)

Income before provision for income taxes	5	17	(71)
Provision for income taxes	2	6	(69)

Net income	3%	11%	(72)%

Revenue. Our total revenue decreased 1% from $121.6 million in the first quarter of fiscal 2008 to $120.9 million in the first quarter of fiscal 2009. Total revenue would have increased by 10% if exchange rates had been constant in the first quarter of fiscal 2009 as compared to exchange rates in effect in the first quarter of fiscal 2008. Revenue from our OpenEdge and Data Infrastructure product lines decreased in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, partially offset by an increase in our Enterprise Infrastructure product line.
Revenue from our Progress OpenEdge product line decreased 17% from $83.0 million in the first quarter of fiscal 2008 to $68.7 million in the first quarter of fiscal 2009. Revenue from our Enterprise Infrastructure product line increased 100% from $15.8 million in the first quarter of fiscal 2008 to $31.5 million in the first quarter of fiscal 2009. Revenue for the Enterprise Infrastructure product line in the first quarter of fiscal 2009 included approximately $13 million of revenue from the product lines acquired in the IONA transaction in the fourth quarter of last year. Revenue from our Data Infrastructure product line decreased 3% from $22.8 million in the first quarter of fiscal 2008 to $22.2 million in the first quarter of fiscal 2009.
Software license revenue increased 2% from $45.1 million in the first quarter of fiscal 2008 to $45.9 million in the first quarter of fiscal 2009. Software license revenue would have increased by 11% if exchange rates had been constant in the first quarter of fiscal 2009 as compared to exchange rates in effect in the first quarter of fiscal 2008. The Data Infrastructure and Enterprise Infrastructure product lines accounted for 56% of software license revenue in the first quarter of fiscal 2009 compared to 43% in the first quarter of fiscal 2008. Software license revenue from direct end users increased by 29% in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, partially offset by a decline in revenue from indirect channels, primarily OpenEdge application partners.
Maintenance and services revenue decreased 2% from $76.5 million in the first quarter of fiscal 2008 to $75.0 million in the first quarter of fiscal 2009. Maintenance revenue increased 1% and professional services revenue decreased 18% in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. Maintenance and services revenue would have increased by 9% if exchange rates had been constant in the first quarter of fiscal 2009 as compared to exchange rates in effect in the first quarter of fiscal 2008. Excluding the impact of changes in exchange rates, the decrease in maintenance and services revenue was primarily the result of a decrease in professional services revenue partially offset by an increase in our installed customer base and renewal of maintenance.
Total revenue generated in markets outside North America decreased 5% from $71.1 million in the first quarter of fiscal 2008 to $67.4 million in the first quarter of fiscal 2009 and represented 59% of total revenue in the first quarter of fiscal 2008 and 55% of total revenue in the first quarter of fiscal 2009. Total revenue generated in markets outside North America would have represented 59% of total revenue if exchange rates had been constant in the first quarter of fiscal 2009 as compared to the exchange rates in effect in the first quarter of fiscal 2008. Revenue from two of the three major regions outside North America, consisting of EMEA and Latin America, decreased in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, partially offset by an increase in Asia Pacific.
Cost of Software Licenses. Cost of software licenses consists primarily of third-party royalties, electronic software distribution and costs of product media, documentation, duplication, and packaging. Cost of software licenses was essentially the same at $2.3 million in the first quarter of fiscal 2008 and fiscal 2009, and remained the same as a percentage of software license revenue at 5%. The slight dollar increase for the first quarter was primarily due to higher royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, consulting and education. Cost of maintenance and services decreased 2% from $17.6 million in the first quarter of fiscal 2008 to $17.3 million in the first quarter of fiscal 2009, but remained the same percentage of maintenance and services revenue at 23%. The total dollar amount of expense in fiscal 2009 decreased due to lower usage of third-party contractors for service engagements, partially offset by higher headcount related expenses. Our technical support, education and consulting headcount increased by 19% from the end of the first quarter of fiscal 2008 to the end of the first quarter of fiscal 2009.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased from $2.7 million in the first quarter of fiscal 2008 to $4.7 million in the first quarter of fiscal 2009. The increase was due to amortization expense associated with the acquisitions of Mindreef and IONA which occurred in the second half of fiscal 2008.
Gross Profit. Our gross profit decreased 3% from $99.0 million in the first quarter of fiscal 2008 to $96.5 million in the first quarter of fiscal 2009. The gross profit percentage of total revenue decreased from 81% in the first quarter of fiscal 2008 to 80% in the first quarter of fiscal 2009. The decrease in our gross profit percentage was due to the increase amortization expense of acquired intangibles for purchased technology as described above.
Sales and Marketing. Sales and marketing expenses decreased 3% from $45.8 million in the first quarter of fiscal 2008 to $44.3 million in the first quarter of fiscal 2009, and decreased as a percentage of total revenue from 38% to 37%. The decrease in sales and marketing expenses was due to changes in foreign exchange rates and restructuring activities that occurred in the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, partially offset by the addition of sales and marketing personnel from IONA. Our sales and marketing headcount increased by 3% from the end of the first quarter of fiscal 2008 to the end of the first quarter of fiscal 2009.

Product Development. Product development expenses increased by 20% from $20.7 million in the first quarter of fiscal 2008 to $24.9 million in the first quarter of fiscal 2009, and increased as a percentage of revenue from 17% to 21%. The dollar increase was primarily due to headcount-related expenses for the development teams from the Mindreef and IONA transactions, which occurred in the second half of fiscal 2008. Our product development headcount increased by 22% from the end of the first quarter of fiscal 2008 to the end of the first quarter of fiscal 2009. The increase in headcount is primarily due to the acquisition of Mindreef and IONA in the second half of fiscal 2008.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 5% from $13.9 million in the first quarter of fiscal 2008 to $14.6 million in the first quarter of fiscal 2009 and increased as a percentage of revenue from 11% to 12%. The dollar increase was primarily due to integration costs related to the IONA transaction partially offset by changes in foreign exchange rates. Our administrative headcount decreased 2% from the end of the first quarter of fiscal 2008 to the end of the first quarter of fiscal 2009.
Restructuring Expenses. During the first quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and our recent acquisitions. The total costs associated with the restructuring was $5.5 million, primarily related to employee severance and, to a lesser extent, termination costs of automobile leases for terminated employees and excess facilities costs for unused space.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles increased from $1.4 million in the first quarter of fiscal 2008 to $2.4 million in the first quarter of fiscal 2009 due to amortization expense associated with the acquisitions of Mindreef and IONA which occurred in the second half of fiscal 2008.
Income From Operations. Income from operations decreased 72% from $17.1 million in the first quarter of fiscal 2008 to $4.7 million in the first quarter of fiscal 2009 and decreased as a percentage of total revenue from 14% in the first quarter of fiscal 2008 to 4% in the first quarter of fiscal 2009. The decrease in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 was driven by the decrease in gross profit of 3% and the increase in operating expenses of 12%. This expense increase was due to the restructuring charge of $5.5 million in the first quarter of fiscal 2009, additional expenses incurred as a result of our recent acquisitions and an increase in headcount related expense. Our total headcount increased 10% from the end of the first quarter of fiscal 2008 to the end of the first quarter of fiscal 2009.
Other Income. Other income decreased 60% from $3.1 million in the first quarter of fiscal 2008 to $1.2 million in the first quarter of fiscal 2009. The decrease was primarily due to a decrease in interest income resulting from lower interest rates and lower average cash and short-term investment balance.
Provision for Income Taxes. Our effective tax rate was 38.6% in the first quarter of fiscal 2009 as compared to 36.5% in the first quarter of fiscal 2008. The increase in our effective tax rate was due to lower amounts of deductible stock based compensation and lower amounts of tax exempt interest. We estimate that our effective tax rate will be between 38% and 39% for all of fiscal 2009.
Liquidity and Capital Resources
At the end of the first quarter of fiscal 2009, our cash and short-term investments totaled $123.8 million. The increase of $5.3 million since the end of fiscal 2008 resulted primarily from cash generated from operations.
In addition to the $123.8 million of cash and short-term investments, we had $56.7 million in investments related to ARS that are classified as noncurrent. Our ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 7 to 38 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program

(FFELP) and by the monoline insurance companies. Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At November 30, 2008, our ARS investments totaled $72.4 million at par value. During the first quarter of fiscal 2009, investments totaling $5.4 million were redeemed at par by the issuer, resulting in a net reduction of the par value of our ARS investments to $67.0 million.
For each of the ARS remaining in our portfolio, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $56.7 million, and we recorded a temporary impairment charge in accumulated other comprehensive income of $8.3 million to reduce the value of our available-for sale ARS investments. In the first quarter of fiscal 2009, we recorded a gain in earnings of $0.9 million to increase the value of our ARS investments classified as trading securities, offset by a similar loss on the put option related to the ARS rights offering discussed below.
With the exception of the ARS acquired as part of the acquisition of IONA discussed below, we will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as noncurrent on the balance sheet at February 28, 2009. Based on our cash and short-term investments balance of $123.8 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the ARS through an impairment charge.
In November 2008, we accepted a settlement offer in the form of a rights offering from UBS Financial Services (UBS), the investment firm that brokered the original purchases of the $18.0 million par value of ARS that we acquired as part of the acquisition of IONA, which provides us with the option (the put option) to sell these securities at par value to UBS during a period beginning on June 30, 2010. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at fair value in our financial statements at February 28, 2009, and accounted for separately from the associated securities. The fair value of the put option is based on the difference in value between the par value and the fair value of the associated ARS. We have elected to measure the put option at its fair value pursuant to SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (SFAS 159), and subsequent changes in fair value will also be recognized in current period earnings. Since we intend to exercise the put option in June 2010, we do not have the intent to hold the associated auction rate securities until recovery or maturity. Therefore, we have classified these securities as trading pursuant to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), which requires changes in the fair value of these securities to be recorded in current period earnings, which we believe will substantially offset changes in the fair value of the put option.
We generated $4.4 million in cash from operations in the first three months of fiscal 2009 as compared to $19.8 million in the first three months of fiscal 2008. The decrease in cash generated from operations in the first quarter of fiscal 2009 over the first quarter of fiscal 2008 was primarily due to lower profitability and a higher reduction from uses of working capital.

A summary of our cash flows from operations for the first quarters of fiscal years 2009 and 2008 is as follows:

(In thousands)

	Three Months Ended
	Feb. 28, 2009	Feb. 29, 2008

Net income	$3,652	$12,836
Depreciation, amortization and other noncash charges	13,529	10,618
Tax benefit from stock plans	(104)	556
Changes in operating assets and liabilities	(12,686)	(4,198)

Total	$4,391	$19,812

Accounts receivable increased by $2.1 million from the end of fiscal 2008. Accounts receivable days sales outstanding, or DSO, increased four days to 72 days at the end of the first quarter of fiscal 2009 as compared to the end of the first quarter of fiscal 2008 and increased eleven days from the end of fiscal 2008. We target a DSO range of 60 to 80 days.
We purchased property and equipment totaling $2.1 million in the first three months of fiscal 2009 as compared to $2.6 million in the first three months of fiscal 2008. The purchases consisted primarily of computer equipment and software and building and leasehold improvements.
In September 2008, the Board of Directors authorized, for the period from October 1, 2008 through September 30, 2009, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash. We purchased and retired approximately 101,000 shares of our common stock for $1.7 million in the first three months of fiscal 2009 as compared to approximately 1,524,000 shares of our common stock for $46.2 million in the first three months of fiscal 2008.
We received $1.4 million in the first three months of fiscal 2009 from the exercise of stock options and the issuance of ESPP shares as compared to $11.4 million in the first three months of fiscal 2008.
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, lease commitments, debt payments, cash acquisitions and other long-term obligations) through at least the next twelve months.
Revenue Backlog – Our aggregate revenue backlog at February 28, 2009 was approximately $179 million of which $159 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At February 28, 2009, the remaining amount of backlog of approximately $20 million was composed of multi-year licensing arrangements of approximately $20 million and open software license orders received but not shipped of less than $1 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.

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
Off-Balance Sheet Arrangements
Our only significant off-balance sheet commitments relate to operating lease obligations. We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K. Future annual minimum rental lease payments are detailed in Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended November 30, 2008.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the first three months of fiscal 2009, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2008 for a more complete discussion of the market risks we encounter.
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
(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 5, 2009, we received a “Wells Notice” from the SEC in connection with the SEC investigation into our option-granting practices. We have been advised that our Vice President, Corporate Controller has also received a Wells Notice in connection with the same matter. The Wells Notices notify recipients that the SEC staff intends to recommend that the SEC file a civil action against the recipients for possible violations of securities laws.
Under the process established by the SEC, recipients have the opportunity to respond in writing to a Wells Notice before the SEC staff makes any formal recommendation regarding what action, if any, should be brought by the SEC. We have provided a written submission to the SEC as part of the Wells Notice process. In connection with the contemplated recommendation, the SEC staff may seek remedies, including among other things, a permanent injunction, a civil penalty and, in the case of individuals, a bar against serving as a director or officer of a public company. There can be no assurance that the SEC will not bring civil enforcement action against any recipient of a Wells Notice. As previously disclosed, we have been cooperating with the SEC since we first publicly disclosed these matters in 2006, and we continue to do so.
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

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. Please refer to Part II, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results. No material changes have occurred since the end of our fiscal year to the risk factors previously presented.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are not applicable.
(c) Stock Repurchases
(In thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased	Per Share	Or Programs (1)	Programs (2)

Dec. 1, 2008 – Dec. 31, 2008	1	$19.19	—	9,839
Jan. 1, 2009 – Jan. 31, 2009	—	—	—	9,839
Feb. 1, 2009 – Feb. 28, 2009	100	$16.97	100	9,739

Total	101	$16.98	100	9,739

(1)	807 shares were purchased from employees in settlement of payroll withholding obligations relating to the vesting of restricted share awards.

(2)	In September 2008, our Board of Directors authorized, for the period from October 1, 2008 through September 30, 2009, the purchase of up to 10,000,000 shares of our common stock.
Item 5. Other Information
On March 30, 2009, we issued a press release announcing that the Board of Directors had appointed Richard D. Reidy as our President and Chief Executive Officer. Mr. Reidy’s appointment as President and Chief Executive Officer was effective as of March 29, 2009. Mr. Reidy succeeds Joseph W. Alsop in those roles. We also announced that the Board of Directors also nominated Mr. Reidy for election to the Board of Directors at this year’s Annual Meeting of Shareholders. In connection with Mr. Reidy’s appointment, on March 29, 2009, Mr. Alsop resigned as our Chief Executive Officer. Additionally, Mr. Alsop will not stand for re-election to the Board of Directors when his current term ends at our 2009 Annual Meeting of Shareholders.
We also announced the appointment of Barry N. Bycoff, a current director, to the newly-created role of Executive Chairman of the Board of Directors. Mr. Bycoff has been a director since March 2007. Mr. Bycoff replaces Michael L. Mark who formerly served as non-executive Chairman of the Board. Mr. Mark will assume the role of Lead Independent Director.
In light of the foregoing changes, we have changed the date of this year’s Annual Meeting of Shareholders from April 23, 2009 to May 12, 2009.

Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Richard D. Reidy

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Norman R. Robertson

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	April 9, 2009	/s/ Richard D. Reidy
Richard D. Reidy President and Chief Executive Officer (Principal Executive Officer)

Dated:	April 9, 2009	/s/ Norman R. Robertson

Norman R. Robertson Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated:	April 9, 2009	/s/ David H. Benton, Jr.

David H. Benton, Jr. Vice President and Corporate Controller (Principal Accounting Officer)