Form 10-Q
period 2009-05-31
PROGRESS SOFTWARE CORP /MA
filed 2009-07-10
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2009
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 033-41752
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
Yes ☑          No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐          No ☐
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
Yes ☐          No ☑
As of June 30, 2009, there were 40,093,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED MAY 31, 2009

PART 1. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	May 31,	November 30,
	2009	2008

Assets
Current assets:
Cash and equivalents	$133,903	$96,485
Short-term investments	14,832	22,044

Total cash and short-term investments	148,735	118,529
Accounts receivable, net	88,880	94,795
Other current assets	26,090	18,664
Deferred income taxes	16,417	14,264

Total current assets	280,122	246,252

Property and equipment, net	61,859	63,147
Acquired intangible assets, net	99,878	108,869
Goodwill	219,770	233,385
Deferred income taxes	33,145	29,618
Investments in auction rate securities	56,165	62,364
Auction rate securities rights offering	2,040	2,850
Other assets	5,194	5,885

Total	$758,173	$752,370

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$344	$330
Accounts payable	10,184	11,592
Accrued compensation and related taxes	37,094	46,001
Income taxes payable	1,769	3,926
Other accrued liabilities	30,363	43,750
Short-term deferred revenue	149,181	135,786

Total current liabilities	228,935	241,385

Long-term debt, less current portion	849	1,022

Long-term deferred revenue	5,492	7,957

Deferred income taxes	5,599	10,023

Other non-current liabilities	9,332	10,531

Commitments and contingencies Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 40,079 shares in 2009 and 39,904 shares in 2008	225,958	216,261
Retained earnings, including accumulated other comprehensive losses of ($7,544) in 2009 and ($14,033) in 2008	282,008	265,191

Total shareholders’ equity	507,966	481,452

Total	$758,173	$752,370

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008

Revenue:
Software licenses	$38,513	$45,015	$84,365	$90,117
Maintenance and services	78,534	82,927	153,542	159,392

Total revenue	117,047	127,942	237,907	249,509

Costs of revenue:
Cost of software licenses	1,527	2,164	3,844	4,460
Cost of maintenance and services	15,997	17,715	33,330	35,356
Amortization of acquired intangibles for purchased technology	5,069	2,817	9,797	5,490

Total costs of revenue	22,593	22,696	46,971	45,306

Gross profit	94,454	105,246	190,936	204,203

Operating expenses:
Sales and marketing	43,505	48,158	87,820	94,000
Product development	23,023	20,530	47,942	41,223
General and administrative	13,830	14,605	28,406	28,505
Restructuring expense	(30)	—	5,448	—
Acquisition-related expenses	110	—	220	—
Amortization of other acquired intangibles	2,474	1,349	4,840	2,723

Total operating expenses	82,912	84,642	174,676	166,451

Income from operations	11,542	20,604	16,260	37,752

Other income (expense):
Interest income and other	602	2,659	1,675	5,814
Foreign currency loss	(1,062)	(474)	(906)	(563)

Total other income (expense), net	(460)	2,185	769	5,251

Income before provision for income taxes	11,082	22,789	17,029	43,003
Provision for income taxes	4,175	8,318	6,471	15,696

Net income	$6,907	$14,471	$10,558	$27,307

Earnings per share:
Basic	$0.17	$0.35	$0.26	$0.65
Diluted	$0.17	$0.33	$0.26	$0.62

Weighted average shares outstanding:
Basic	39,997	41,483	39,969	41,861
Diluted	40,697	43,238	40,609	43,706

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Six Months Ended May 31,
	2009	2008

Cash flows from operating activities:
Net income	$10,558	$27,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,052	5,275
Amortization of acquired intangible assets	14,637	8,213
Stock-based compensation	8,065	8,080
Deferred income taxes	(478)	2,256
Tax benefit from stock options	(231)	2,294
Excess tax benefit from stock options	(3)	(1,417)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	9,161	8,625
Other current assets	(2,524)	(562)
Accounts payable and accrued expenses	(28,156)	(17,582)
Income taxes payable	(2,724)	(4,442)
Deferred revenue	4,564	8,784

Net cash provided by operating activities	17,921	46,831

Cash flows from investing activities:
Purchases of investments available for sale	(13,318)	(140,806)
Sales and maturities of investments available for sale	25,930	312,484
Purchases of property and equipment	(3,242)	(3,935)
Acquisition, net of cash acquired	—	(5,728)
Investment in IONA Technologies	—	(6,668)
Increase in other non-current assets	(136)	(411)

Net cash provided by investing activities	9,234	154,936

Cash flows from financing activities:
Issuance of common stock	5,442	18,024
Excess tax benefit from stock options	3	1,417
Payment of long-term debt	(161)	(149)
Repurchase of common stock	(3,767)	(62,921)

Net cash provided by (used for) financing activities	1,517	(43,629)

Effect of exchange rate changes on cash	8,746	4,596

Net increase in cash and equivalents	37,418	162,734
Cash and equivalents, beginning of period	96,485	53,879

Cash and equivalents, end of period	$133,903	$216,613

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
There have been no significant changes in our adoption of new accounting pronouncements or in our application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30 2008, other than the impact of our adoption of Financial Accounting Standards Board (FASB) Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” which relates to the adoption of the provisions in FASB Statement No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities. The adoption of these accounting pronouncements had no significant impact on our consolidated financial statements.
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
New Accounting Pronouncements
In June 2006, the FASB issued FASB Statement No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R establishes a framework to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R to any acquisition after the date of adoption.
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). This standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 will not be effective for us until December 1, 2009. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 will not be effective for us until December 1, 2009. We are currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated financial statements.
In April 2009, the FASB issued three related FSPs: (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4), which will be effective for us beginning in the third quarter of fiscal 2009. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements.” We are currently evaluating the impact of adopting these FSPs, but we do not expect the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.
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
We generally sell our software licenses with maintenance services and, in some cases, also with consulting services. For the undelivered elements, we determine vendor-specific objective evidence (VSOE) of fair value to be the price charged when the undelivered element is sold separately. VSOE for maintenance sold in connection with a software license is the amount that will be separately charged for the maintenance renewal period. VSOE for consulting services is the amount charged for similar engagements when a software license sale is not involved.
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
Note 3: Earnings Per Share
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options and awards using the treasury stock method and outstanding deferred stock units. The following table provides the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008

Net income	$6,907	$14,471	$10,558	$27,307

Weighted average shares outstanding	39,997	41,483	39,969	41,861
Dilutive impact from common stock equivalents	700	1,755	640	1,845

Diluted weighted average shares outstanding	40,697	43,238	40,609	43,706

Earnings per share:
Basic	$0.17	$0.35	$0.26	$0.65
Diluted	$0.17	$0.33	$0.26	$0.62

Stock options and awards to purchase approximately 7,352,000 shares and 2,865,000 shares of common stock were excluded from the calculation of diluted earnings per share in the second quarter of fiscal years 2009 and 2008, respectively, because these securities were anti-dilutive. Stock options and awards to purchase approximately 7,571,000 shares and 2,715,000 shares of common stock were excluded from the calculation of diluted earnings per share in the first six months of fiscal years 2009 and 2008, respectively, because these securities were anti-dilutive.
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
The following table provides the classification of stock-based compensation expense as reflected in our consolidated statements of operations:
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008

Cost of software licenses	$8	$13	$20	$35
Cost of maintenance and services	231	226	468	493
Sales and marketing	1,398	1,419	2,885	2,850
Product development	1,003	937	1,947	1,856
General and administrative	1,609	1,515	2,745	2,846

Total stock-based compensation expense	$4,249	$4,110	$8,065	$8,080

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
Note 6: Fair Value Measurements
The following table details the fair value measurements within the fair value hierarchy of our financial assets:
(In thousands)

		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	May 31,	Using Identical	Observable Inputs	Unobservable
Description	2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Available-for-sale securities	$55,037	$14,832	—	$40,205
Trading securities	15,960	—	—	15,960
Put option related to ARS rights offering	2,040	—	—	2,040
Foreign exchange derivatives	(57)	—	$(57)	—

Total	$72,980	$14,832	$(57)	$58,205

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
In November 2008, we accepted a settlement offer in the form of a rights offering from UBS Financial Services (UBS), the investment firm that brokered the original purchases of the $18.0 million par value of ARS that we acquired as part of our acquisition of IONA Technologies PLC. The rights offering provides us with a put option to sell these securities at par value to UBS during a period beginning on June 30, 2010. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at its fair value of $2.0 million in our financial statements at May 31, 2009, and is accounted for separately from the associated securities. Changes in the fair value of the put option, based on the difference in value between the par value and the fair value of the associated ARS, are recognized in current period earnings. We have elected to measure the put option at fair value pursuant to FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” and subsequent changes in fair value will also be recognized in current period earnings.

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs:
(in thousands)

Level 3
Financial
Assets

Balance, December 1, 2008	$65,214
Redemptions and sales	(5,400)
Unrealized losses included in accumulated other comprehensive income	(1,609)
Unrealized gain on ARS trading securities included in other income	810
Unrealized loss on put option related to ARS rights offering included in other income	(810)

Balance, May 31, 2009	$58,205

Note 7: Derivative Instruments
We use derivative instruments to manage exposure to fluctuations in the values of foreign currencies, which exist as part of our on-going business operations. Certain assets and forecasted transactions are exposed to foreign currency risk. Our objective for holding derivatives is to eliminate or reduce the impact of foreign currency risk. We periodically monitor our foreign currency exposures to enhance the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, British pound, Brazilian real, Japanese yen, South African rand and Australian dollar. We do not enter into derivative instruments for speculative purposes, nor do we hold or issue any derivative instruments for trading purposes. We enter into certain derivative instruments that may not be designated as hedges under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Although these derivatives do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk.
We generally use foreign currency option contracts that are not designated as hedging instruments under SFAS 133 to hedge a portion of forecasted international cash flows for up to one year in the future. During the first six months of fiscal 2009, we entered into various foreign currency option contracts which expired prior to May 31, 2009. Losses of ($0.6) million on those contracts were recorded in other income in the statement of operations. There were additional outstanding foreign currency option contracts with a fair value of $0.3 million which are included in other assets on the balance sheet at May 31, 2009.
We also use forward contracts that are not designated as hedging instruments under SFAS 133 to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts, whether designated in hedging relationships or not, are recorded at fair value in other current assets on the balance sheet at the end of each reporting period. During the first six months of fiscal 2009, gains of $2.2 million from realized net gains and changes in the fair value of our forward contracts were recognized in other income in the statement of operations and losses of $0.1 million were recorded in other comprehensive income on the balance sheet.

The table below details outstanding forward contracts, which mature in 90 days or less, at May 31, 2009 where the notional amount is determined using contract exchange rates:
(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*	Fair Value

Australian dollar	—	$1,554	1.26	$(7)
Brazilian real	$6,187	—	2.04	(137)
Euro	—	28,514	0.71	(147)
Japanese yen	5,656	—	95.48	24
South African rand	274	—	8.03	(2)
U.K. pound	—	11,284	0.62	(42)

	$12,117	$41,352		$(311)

*	expressed as local currency unit per U.S. dollar
Note 8: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis:
(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2009	2008	2009	2008

Net income, as reported	$6,907	$14,471	$10,558	$27,307
Foreign currency translation adjustments, net of tax	8,084	879	7,389	1,299
Unrealized losses on investments, net of tax	(426)	(2,465)	(899)	(2,401)

Total comprehensive income	$14,565	$12,885	$17,048	$26,205

Note 9: Common Stock Repurchases
In September 2008, the Board of Directors authorized, for the period from October 1, 2008 through September 30, 2009, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash. We purchased and retired approximately 194,000 shares of our common stock for $3.8 million in the first six months of fiscal 2009 as compared to approximately 2,088,000 shares of our common stock for $62.9 million in the first six months of fiscal 2008.
Note 10: Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Goodwill in certain jurisdictions changes each period due to changes in foreign currency exchange rates. During the first quarter of fiscal 2009, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2008. For purposes of the annual impairment test, we assigned goodwill of $3.0 million to the OpenEdge operating segment, $123.6 million to the Enterprise Infrastructure operating segment and $106.8 million to the Data Infrastructure operating segment. See Note 11 for a description of each operating segment. The decrease in goodwill from the end of fiscal 2008 was primarily related to recognition of tax benefits, primarily net operating loss carry-forwards, and changes to the tax attributes of certain items in the preliminary allocation of the purchase price from the acquisition of IONA in September 2008.

Note 11: Segment Information
We base our segment information on a management approach which utilizes our internal reporting structure and we disclosure revenue and operating income based upon internal accounting methods. Our chief decision maker is our Chief Executive Officer.
With the acquisition of IONA in the fourth quarter of fiscal 2008, we have reorganized into four business units for fiscal 2009: (1) OpenEdge, which includes the Progress OpenEdge product line; (2) Apama, which includes the Progress Apama product lines; (3) Integration Infrastructure, which includes the Progress Sonic, Progress Actional, Orbix, Artix and FUSE product lines; and (4) Data Infrastructure, which includes the DataDirect Connect, DataDirect Shadow, Progress DataXtend and Progress ObjectStore product lines.
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
The following table provides revenue and income from operations from our reportable segments on an interim basis:
(In thousands)

	Three months ended May 31,		Six months ended May 31,
	2009	2008	2009	2008

Revenue:
OpenEdge segment	$67,084	$87,114	$135,786	$170,103
Enterprise Infrastructure segment	26,504	17,446	58,040	33,224
Data Infrastructure segment	24,154	23,382	46,325	46,182
Reconciling items	(695)	—	(2,244)	—

Total	$117,047	$127,942	$237,907	$249,509

Income (loss) from operations:
OpenEdge segment	$35,663	*	$64,911	*
Enterprise Infrastructure segment	(11,636)	*	(17,579)	*
Data Infrastructure segment	249	*	(263)	*
Reconciling items	(12,734)	*	(30,809)	*

Total	$11,542	*	$16,260	*

*	We did not include prior year comparisons for income from operations as it is not practical to restate the fiscal 2008 data into the fiscal 2009 structure or the fiscal 2009 data into the fiscal 2008 structure.
The reconciling items within revenue represent purchase accounting adjustments for deferred revenue related to the acquisition of IONA, as such amounts are not deducted from internal measurements of segment revenue. Amounts included under reconciling items within income from operations represent amortization of acquired intangibles, stock-based compensation, restructuring and acquisition-related expenses, purchase accounting adjustments for deferred revenue and certain unallocated administrative expenses.
Note 12: Contingencies
On June 1, 2009, we received written notice from the Staff of the Division of Enforcement (the Staff) of the SEC that the SEC’s investigation of our historical stock option granting practices has been completed and that the Staff does not intend to recommend any enforcement action against us. We have also been informed that the Staff has completed its investigation and will not recommend any enforcement action against the individual who serves as our Vice President, Corporate Controller and Chief Accounting Officer relating to the same matter.

Our historical stock option granting practices were also the subject of three shareholder derivative lawsuits, which were settled by the Company and the other named defendants in September 2008. With the termination of the SEC’s investigation, all outstanding matters relating to our historical stock option granting practices have been resolved.
We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial position or results of operations.
Note 13: Restructuring Charges
Q1 2009 Restructuring Plan
During the first quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and recent acquisitions. The total expected costs associated with the restructuring aggregated to $5.7 million, of which $2.1 million remained to be paid at May 31, 2009. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The excess facilities and other costs represent termination costs of automobile leases for employees that have been terminated and excess facilities costs for unused space. As described in Note 11, restructuring charges are not allocated to segments, but managed on a consolidated company basis.
Q4 2008 Restructuring Plan
During the fourth quarter of fiscal 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and recent acquisitions. The total expected costs associated with the restructuring aggregated to $6.7 million, of which $0.4 million remained to be paid at May 31, 2009. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The excess facilities and other costs represent termination costs of automobile leases for employees that have been terminated and excess facilities costs for unused space.
A summary of the combined activity for the above-mentioned restructuring actions is as follows:
(In thousands)

	Excess Facilities	Employee Severance
	and Other Costs	and Related Benefits	Total

Balance, December 1, 2008	$676	$5,491	$6,167
Establishment of reserve related to Q1 2009 restructuring	394	5,280	5,674
Adjustments to reserve related to Q4 2008 restructuring	(356)	55	(301)
Adjustments to reserve related to Q1 2009 restructuring	83	(8)	75
Cash disbursements related to Q4 2008 restructuring	(194)	(5,498)	(5,692)
Cash disbursements related to Q1 2009 restructuring	(73)	(3,742)	(3,815)
Translation adjustments	4	420	424

Balance, May 31, 2009	$534	$1,998	$2,532

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
(In thousands)

	Facilities Closures	Employee Severance
	and Related Costs	and Related Benefits	Total

Balance, December 1, 2008	$7,393	$1,185	$8,578
Adjustments made to reserve	201	—	201
Cash disbursements	(812)	(1,185)	(1,997)
Other	222	—	222

Balance, May 31, 2009	$7,004	$—	$7,004

The amounts included in the Other category represent rent accretion and foreign currency translation adjustments. The balance of the facilities closures and related costs is expected to be paid over a period of time ending in 2013.
For all restructuring reserves described above the short-term portion is included in other accrued liabilities and the long-term portion is included in other non-current liabilities on the balance sheet at May 31, 2009.
Note 14: Subsequent Events
On June 30, 2009, we entered into a Separation Agreement with Joseph W. Alsop, our co-founder and former President and Chief Executive Officer. Mr. Alsop resigned as President and Chief Executive Officer on March 29, 2009. Pursuant to the Separation Agreement, Mr. Alsop’s employment with us terminated on June 30, 2009. Mr. Alsop will be paid his accrued salary and accrued but unused vacation through such date.
The Separation Agreement also provides for two modifications to Mr. Alsop’s existing stock options. First, the Separation Agreement provides for the acceleration of vesting of Mr. Alsop’s unvested stock options, which represent the right to purchase 254,464 shares of our common stock. Second, the Separation Agreement extends the timeframe during which Mr. Alsop may exercise all of his stock options following the termination of his employment. Under the terms of the Separation Agreement, Mr. Alsop will be entitled to exercise all of his outstanding stock options, representing options to purchase a total of 1,746,500 shares of our common stock, until the earlier of (a) the original expiration date for each such option or (b) March 31, 2014. In the event that we file an action against Mr. Alsop that alleges breach of the Separation Agreement, Mr. Alsop’s right to exercise the options will be subject to an obligation that he place any net proceeds from the sale of shares resulting from such exercise in an escrow account. Mr. Alsop’s rights to exercise his stock options will otherwise be governed by the terms of the applicable stock option plan and award agreement.
In connection with the modification of Mr. Alsop’s stock options as described above, we expect to recognize stock-based compensation expense of approximately $5 million in the third quarter of fiscal year 2009. The Separation Agreement does not provide for any cash severance payments to be made, nor any other employee-related benefits to be paid, to Mr. Alsop in connection with his termination of employment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: the receipt and shipment of new orders; the timely release of enhancements to our products; the growth rates of certain market segments; the positioning of our products in those market segments; variations in the demand for professional services and technical support; pricing pressures and the competitive environment in the software industry; the weakness in the U.S. and international economies, which could result in fewer sales of our products and may otherwise harm our business; business and consumer use of the Internet; our ability to complete and integrate acquisitions; our ability to realize the expected benefits and anticipated synergies from acquired businesses; our ability to penetrate international markets and manage our international operations; and changes in exchange rates. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.
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
We derive a significant portion of our revenue from international operations. In the first three quarters of fiscal 2008, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the translation of our results into U.S. dollars. In the last quarter of fiscal 2008 and the first two quarters of fiscal 2009, the strengthening of the U.S. dollar against most major currencies, primarily the euro and the British pound, negatively affected the translation of our results into U.S. dollars.
With the acquisition of IONA in the fourth quarter of fiscal 2008, we have reorganized into four business units for fiscal 2009: (1) OpenEdge which includes the Progress OpenEdge product lines; (2) Apama which includes the Progress Apama product lines; (3) Integration Infrastructure which includes the Progress Sonic, Progress Actional, Orbix, Artix and FUSE product lines; and (4) Data Infrastructure which includes the DataDirect Connect, DataDirect Shadow, Progress DataXtend and Progress ObjectStore product lines. The disclosures below conform to this new business unit structure.

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
We see the most significant risks for the remainder of 2009 to be the continuation of the current macroeconomic climate, which could cause our customers to delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us. In addition, any further decline in foreign currency exchange rates, primarily the euro, the British pound and the Brazilian real will adversely affect our reported results as amounts earned in other countries are translated into dollars for reporting purposes.
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
During the first six months of fiscal 2009, there were no significant changes in our critical accounting policies and estimates. See Note 1 in the Notes to Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change
	Three Months Ended		Six Months Ended		Three	Six
	May 31,	May 31,	May 31,	May 31,	Month	Month
	2009	2008	2009	2008	Period	Period

Revenue:
Software licenses	33%	35%	35%	36%	(14)%	(6)%
Maintenance and services	67	65	65	64	(5)	(4)

Total revenue	100	100	100	100	(9)	(5)

Costs of revenue:
Cost of software licenses	1	2	2	2	(29)	(14)
Cost of maintenance and services	14	14	14	14	(10)	(5)
Amortization of acquired intangibles for purchased technology	4	2	4	2	80	78

Total costs of revenue	19	18	20	18	0	4

Gross profit	81	82	80	82	(10)	(7)

Operating expenses:
Sales and marketing	37	38	37	38	(10)	(6)
Product development	20	16	20	17	12	17
General and administrative	11	11	12	11	(5)	0
Amortization of other acquired intangibles	2	1	2	1	83	78
Restructuring expense	0	—	2	—	—	—
Acquisition-related expenses	0	—	0	—	*	*

Total operating expenses	70	66	73	67	(2)	5

Income from operations	11	16	7	15	(44)	(57)
Other income	(1)	2	0	2	(121)	(85)

Income before provision for taxes	10	18	7	17	(51)	(60)
Provision for income taxes	4	7	3	6	(50)	(59)

Net income	6%	11%	4%	11%	(52)%	(61)%

*	not meaningful
Revenue. Our total revenue decreased 9% from $127.9 million in the second quarter of fiscal 2008 to $117.0 million in the second quarter of fiscal 2009. Total revenue would have increased by 1% if exchange rates had been constant in the second quarter of fiscal 2009 as compared to exchange rates in effect in the second quarter of fiscal 2008. Total revenue decreased 5% from $249.5 million in the first six months of fiscal 2008 to $237.9 million in the first six months of fiscal 2009. Total revenue would have increased by 5% if exchange rates had been constant in the first six months of fiscal 2009 as compared to exchange rates in effect in the first six months of fiscal 2008. Revenue from our OpenEdge product line decreased in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008, partially offset by an increase in our Enterprise Infrastructure and Data Infrastructure product lines.
Revenue from our OpenEdge product line decreased 23% from $87.1 million in the second quarter of fiscal 2008 to $67.1 million in the second quarter of fiscal 2009 and decreased 20% from $170.1 million in the first six months of fiscal 2008 to $135.8 million in the first six months of fiscal 2008. Revenue derived from our Enterprise Infrastructure product lines increased 48% from $17.4 million in the second quarter of fiscal 2008 to $25.8 million in the second quarter of fiscal 2009 and increased 68% from $33.2 million in the first six months of fiscal 2008 to $55.8 million in the first six months of fiscal 2009. Revenue for the Enterprise Infrastructure product line included approximately $10.3 million of revenue in the second quarter of fiscal 2009 and $21.6 million of revenue in the first six months of fiscal 2009 from the product lines acquired in the IONA transaction in the fourth quarter of last year. Revenue from our Data Infrastructure product line increased 3% from $23.4 million in the second quarter of fiscal 2008 to $24.2 million in the second quarter of fiscal 2009 and increased less than 1% from $46.2 million in the first six months of fiscal 2008 to $46.3 million in the first six months of fiscal 2009.
Software license revenue decreased 14% from $45.0 million in the second quarter of fiscal 2008 to $38.5 million in the second quarter of fiscal 2009. Software license revenue would have decreased by 7% if exchange rates had been constant in the second quarter of fiscal 2009 as compared to exchange rates in effect in the second quarter of fiscal 2008. Software license revenue decreased 6% from $90.1 million in the first six months of fiscal 2008 to $84.4 million in the first six months of fiscal 2009. Software license revenue would have increased by 2% if exchange rates had been constant in the first six months of fiscal 2009 as compared to exchange rates in effect in the first six months of fiscal 2008. Excluding the impact of changes in exchange rates, the decrease in software license revenue was due to a decrease in our OpenEdge product lines partially offset by an increase in our Enterprise Infrastructure and Data Infrastructure product lines. Software license revenue from direct end users and indirect channels, primarily OpenEdge application partners, both decreased in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.
Maintenance and services revenue decreased 5% from $82.9 million in the second quarter of fiscal 2008 to $78.5 million in the second quarter of fiscal 2009. Maintenance and services revenue would have increased by 6% if exchange rates had been constant in the second quarter of fiscal 2009 as compared to exchange rates in effect in the second quarter of fiscal 2008. Maintenance and services revenue decreased 4% from $159.4 million in the first six months of fiscal 2008 to $153.5 million in the first six months of fiscal 2009. Maintenance and services revenue would have increased by 7% if exchange rates had been constant in the first six months of fiscal 2009 as compared to exchange rates in effect in the first six months of fiscal 2008. Excluding the impact of changes in exchange rates, the decrease in maintenance and services revenue was primarily the result of a decrease in professional services revenue partially offset by an increase in our installed customer base, primarily from the acquisition of IONA, and renewal of maintenance.
Total revenue generated in markets outside North America decreased 18% from $76.5 million in the second quarter of fiscal 2008 to $62.5 million in the second quarter of fiscal 2009 and represented 60% of total revenue in the second quarter of fiscal 2008 and 53% of total revenue in the second quarter of fiscal 2009. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, each decreased in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. Total revenue generated in markets outside North America would have represented 58% of total revenue if exchange rates had been constant in the second quarter of fiscal 2009 as compared to the exchange rates in effect in the second quarter of fiscal 2008.
Total revenue generated in markets outside North America decreased 12% from $147.7 million in the first six months of fiscal 2008 to $129.9 million in the first six months of fiscal 2009 and represented 59% of total revenue in the first six months of fiscal 2008 and 55% of total revenue in the first six months of fiscal 2009. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, each decreased in fiscal 2009 as compared to fiscal 2008. Total revenue generated in markets outside North America would have represented 58% of total revenue if exchange rates had been constant in the first six months of fiscal 2009 as compared to the exchange rates in effect in the first six months of fiscal 2008.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of royalties, product media, documentation, duplication, packaging and electronic software distribution. Cost of software licenses decreased 29% from $2.2 million in the second quarter of fiscal 2008 to $1.5 million in the second quarter of fiscal 2009, and decreased as a percentage of software license revenue from 5% in the first quarter of fiscal 2008 to 4% in the first quarter of fiscal 2009. Cost of software licenses decreased 14% from $4.5 million in the first six months of fiscal 2008 to $3.8 million in the first six months of fiscal 2009, and remained the same as a percentage of software licenses revenue at 5% in the first six months of fiscal 2008 and fiscal 2009. The dollar decrease for the second quarter and for the first six months was primarily due to lower royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased 10% from $17.7 million in the second quarter of fiscal 2008 to $16.0 million in the second quarter of fiscal 2009, and decreased as a percentage of maintenance and services revenue from 21% in the first quarter of fiscal 2008 to 20% in the first quarter of fiscal 2009. Cost of maintenance and services decreased 5% from $35.4 million in the first six months of fiscal 2008 to $33.3 million in the first six months of fiscal 2009, and remained the same percentage of maintenance and services revenue at 22%. The total dollar amount in the second quarter of fiscal 2009 and in the first six months of fiscal 2009 decreased primarily due to lower usage of third-party contractors for service engagements, partially offset by higher headcount related expenses. Our technical support, education and consulting headcount increased by 18% from the end of the second quarter of fiscal 2008 to the end of the second quarter of fiscal 2009.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased 80% from $2.8 million in the second quarter of fiscal 2008 to $5.1 million in the second quarter of fiscal 2009. Amortization of acquired intangibles for purchased technology increased 78% from $5.5 million in the first six months of fiscal 2008 to $9.8 million in the first six months of fiscal 2009. The increase was due to amortization expense associated with the acquisitions of Mindreef and IONA which occurred in the second half of fiscal 2008.
Gross Profit. Our gross profit decreased 10% from $105.2 million in the second quarter of fiscal 2008 to $94.5 million in the second quarter of fiscal 2009. Our gross profit as a percentage of total revenue decreased from 82% in the second quarter of fiscal 2008 to 81% in the second quarter of fiscal 2009. Our gross profit decreased 7% from $204.2 million in the first six months of fiscal 2008 to $190.9 million in the first six months of fiscal 2009. Our gross profit as a percentage of total revenue decreased from 82% in the first six months of fiscal 2008 to 80% in the first six months of fiscal 2009. The decrease in our gross profit percentage was due to the increase in amortization expense of acquired intangibles for purchased technology as described above.
Sales and Marketing. Sales and marketing expenses decreased 10% from $48.2 million in the second quarter of fiscal 2008 to $43.5 million in the second quarter of fiscal 2009, and decreased as a percentage of total revenue from 38% to 37%. Sales and marketing expenses decreased 7% from $94.0 million in the first six months of fiscal 2008 to $87.8 million in the first six months of fiscal 2009, and decreased as a percentage of total revenue from 38% to 37%. The decrease in sales and marketing expenses was due to changes in foreign exchange rates and restructuring activities that occurred in the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, partially offset by the addition of sales and marketing personnel from IONA. Our sales and marketing headcount increased by 1% from the end of the second quarter of fiscal 2008 to the end of the second quarter of fiscal 2009.
Product Development. Product development expenses increased 12% from $20.5 million in the second quarter of fiscal 2008 to $23.0 million in the second quarter of fiscal 2009, and increased as a percentage of revenue from 16% to 20%. Product development expenses increased from $41.2 million in the first six months of fiscal 2008 to $47.9 in the first six months of fiscal 2009, and increased as a percentage of revenue from 17% to 20%. The dollar increase was primarily due to headcount-related expenses for the development teams from the Mindreef and IONA transactions, which occurred in the second half of fiscal 2008. Our product development headcount increased by 24% from the end of the second quarter of fiscal 2008 to the end of the second quarter of fiscal 2009. The increase in headcount is primarily due to the acquisitions of Mindreef and IONA in the second half of fiscal 2008.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased 5% from $14.6 million in the second quarter of fiscal 2008 to $13.8 million in the second quarter of fiscal 2009, and increased as a percentage of revenue from 11% to 12%. General and administrative expenses decreased slightly from $28.5 million in the first six months of fiscal 2008 to $28.4 million in the first six months of fiscal 2009, and increased as a percentage of revenue from 11% to 12%. The dollar decrease was primarily due to lower headcount related expenses and lower costs associated with professional services fees related to the investigation of our historical stock option grant practices and derivative lawsuits. Our administrative headcount remained the same from the end of the second quarter of fiscal 2008 to the end of the second quarter of fiscal 2009.

Restructuring Expenses. During the first quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and our recent acquisitions. The total costs associated with the restructuring was $5.4 million in the first six months of fiscal 2009, primarily related to employee severance and, to a lesser extent, termination costs of automobile leases for terminated employees and excess facilities costs for unused space.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles increased from $1.3 million in the second quarter of fiscal 2008 to $2.5 million in the second quarter of fiscal 2009. Amortization of other acquired intangibles increased from $2.7 million in the first six months of fiscal 2008 to $4.8 million in the first six months of fiscal 2009. The increase in both periods was due to amortization expense associated with the acquisitions of Mindreef and IONA which occurred in the second half of fiscal 2008.
Income From Operations. Income from operations decreased 44% from $20.6 million in the second quarter of fiscal 2008 to $11.5 million in the second quarter of fiscal 2009 and decreased as a percentage of total revenue from 16% in the second quarter of fiscal 2008 to 11% in the second quarter of fiscal 2009. Income from operations decreased 57% from $37.8 million in the first six months of fiscal 2008 to $16.3 million in the first six months of fiscal 2009 and decreased as a percentage of total revenue from 15% in the first six months of fiscal 2008 to 7% in the first six months of fiscal 2009.
The decrease in the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 was driven by the decrease in gross profit of 7% and the increase in operating expenses of 5%. This expense increase was due to the restructuring charge of $5.4 million in the first six months of fiscal 2009, additional expenses incurred as a result of our recent acquisitions and an increase in headcount related expense. Our total headcount increased 10% from the end of the second quarter of fiscal 2008 to the end of the second quarter of fiscal 2009. The increase in headcount is primarily due to the acquisitions of Mindreef and IONA in the second half of fiscal 2008.
Other Income. Other income decreased 121% from $2.2 million in the second quarter of fiscal 2008 to ($0.5) million in the second quarter of fiscal 2009. Other income decreased 85% from $5.3 million in the first six months of fiscal 2008 to $0.8 million in the first six months of fiscal 2009. The decrease in both periods was primarily due to a decrease in interest income resulting from lower interest rates, lower average cash and short-term investment balances, and higher foreign exchange losses.
Provision for Income Taxes. Our effective tax rate was 38.0% in the first six months of fiscal 2009 as compared to 36.5% in the first six months of fiscal 2008. The increase in our effective tax rate was due to lower amounts of deductible stock based compensation and lower amounts of tax exempt interest.
Liquidity and Capital Resources
At the end of the second quarter of fiscal 2009, our cash and short-term investments totaled $148.7 million. The increase of $30.2 million since the end of fiscal 2008 was primarily due to cash generated from operations.
In addition to the $148.7 million of cash and short-term investments, we had $56.2 million in investments related to auction rate securities (ARS) that are classified as noncurrent. Our ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 7 to 38 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies. Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At November 30, 2008, our ARS investments totaled $72.4 million at par value. During the first six months of fiscal 2009, investments totaling $5.4 million were redeemed at par by the issuer, resulting in a net reduction of the par value of our ARS investments to $67.0 million.

For each of the ARS remaining in our portfolio, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $56.2 million, and we recorded a temporary impairment charge in accumulated other comprehensive income of $8.8 million to reduce the value of our available-for sale ARS investments. In the first six months of fiscal 2009, we recorded a gain in earnings of $0.8 million to increase the value of our ARS investments classified as trading securities, offset by a similar loss on the put option related to the ARS rights offering discussed below.
With the exception of the ARS acquired as part of the acquisition of IONA discussed below, we will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as noncurrent on the balance sheet at May 31, 2009. Based on our cash and short-term investments balance of $148.7 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of the ARS through an impairment charge.
In November 2008, we accepted a settlement offer in the form of a rights offering from UBS Financial Services (UBS), the investment firm that brokered the original purchases of the $18.0 million par value of ARS that we acquired as part of the acquisition of IONA. This rights offering provides us with the option (the put option) to sell these securities at par value to UBS during a period beginning on June 30, 2010. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at fair value in our financial statements at May 31, 2009, and accounted for separately from the associated securities. The fair value of the put option is based on the difference in value between the par value and the fair value of the associated ARS. We have elected to measure the put option at its fair value pursuant to FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, and subsequent changes in fair value will also be recognized in current period earnings. Since we intend to exercise the put option in June 2010, we do not have the intent to hold the associated auction rate securities until recovery or maturity. Therefore, we have classified these securities as trading pursuant to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which requires changes in the fair value of these securities to be recorded in current period earnings, which we believe will substantially offset changes in the fair value of the put option.
We generated $17.9 million in cash from operations in the first six months of fiscal 2009 as compared to $46.8 million in the first six months of fiscal 2008. The decrease in cash generated from operations in the first six months of fiscal 2009 over the first six months of fiscal 2008 was primarily due to decreased profitability and changes in working capital.
A summary of our cash flows from operations for the first six months of fiscal years 2009 and 2008 is as follows:
(In thousands)

	Six Months Ended May 31,
	2009	2008

Net income	$10,558	$27,307
Depreciation, amortization and other noncash charges	27,754	21,568
Tax benefit from stock plans	(234)	877
Changes in operating assets and liabilities	(20,157)	(2,921)

Total	$17,921	$46,831

Accounts receivable decreased by $5.9 million from the end of fiscal 2008. Accounts receivable days sales outstanding, or DSO, increased to 68 days at the end of the second quarter of fiscal 2009 as compared to 61 days at the end of fiscal 2008 and increased by 6 days from 62 days at the end of the second quarter of fiscal 2008. We target a DSO range of 60 to 80 days.
We purchased property and equipment totaling $3.2 million in the first six months of fiscal 2009 as compared to $3.9 million in the first six months of fiscal 2008. The purchases consisted primarily of computer equipment and software and building and leasehold improvements.
In September 2008, the Board of Directors authorized, for the period from October 1, 2008 through September 30, 2009, the purchase of up to 10,000,000 shares of our common stock, at such times that we deem such purchases to be an effective use of cash. We purchased and retired approximately 194,000 shares of our common stock for $3.8 million in the first six months of fiscal 2009 as compared to approximately 2,088,000 shares of our common stock for $62.9 million in the first six months of fiscal 2008.
We received $5.4 million in the first six months of fiscal 2009 from the exercise of stock options and the issuance of shares under our Employee Stock Purchase Plan as compared to $18.0 million in the first six months of fiscal 2008.
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, lease commitments, debt payments, cash acquisitions and other long-term obligations) through at least the next twelve months.
Revenue Backlog — Our aggregate revenue backlog at May 31, 2009 was approximately $172 million of which $155 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At May 31, 2009, the remaining amount of backlog of approximately $17 million was composed of multi-year licensing arrangements of approximately $16 million and open software license orders received but not shipped of approximately $1 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
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

Off-Balance Sheet Arrangements
Our only significant off-balance sheet commitments relate to operating lease obligations. We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K. Future annual minimum rental lease payments are detailed in Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.
New Accounting Pronouncements
In June 2006, the FASB issued FASB Statement No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R establishes a framework to improve the relevance and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R to any acquisition after the date of adoption.
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). This standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated shareholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as a part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 will not be effective for us until December 1, 2009. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. FSP FAS 142-3 will not be effective for us until December 1, 2009. We are currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated financial statements.
In April 2009, the FASB issued three related FSPs: (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4), which will be effective for us beginning in the third quarter of fiscal 2009. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements.” We are currently evaluating the impact of adopting these FSPs, but we do not expect the adoption to have a material impact on our consolidated financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the first six months of fiscal 2009, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2008 for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Our management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at May 31, 2009 because of the material weakness discussed below. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We determined that we do not have adequate operation of internal controls to ensure the accurate and complete accumulation of information used to report the statement of cash flows on a timely basis. Specifically, review procedures intended to identify errors in the data accumulation process did not operate effectively. As a result of this material weakness, an error was identified after financial information was reported in our press release, but was corrected prior to our filings included in this Quarterly Report on Form 10-Q. The error was corrected after our normal closing process and resulted in a reclassification of amounts reported as net cash provided by operating activities of $12.9 million, and an increase in the net cash provided by investing activities and amounts reported related to the effect of exchange rate changes on cash by an aggregate offsetting amount. The error did not impact the Company’s total cash and equivalents as of any reported date or the total changes in cash and equivalents for the period.
(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the material weakness described above. As a result of the material weakness described above, we performed additional post close review procedures that provided us with reasonable assurance regarding the reliability of the data used in our cash flow and more detailed overall review of our financial statements. In future periods we plan to remediate the material weakness by instituting additional cross checking and data validation procedures as well as improved internal communication and review procedures related to review of the cash flow statement. We will also evaluate our system processes to determine if modifications are necessary, although do not expect that any system modifications or other aspects of the remediation would require significant expenditures.
We are committed to finalizing our remediation action plan and implementing the necessary review enhancements to remediate the material weakness described above. The material weakness will not be considered remediated until: (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 1, 2009, we received written notice from the Staff of the Division of Enforcement (the Staff) of the SEC that the SEC’s investigation of our historical stock option granting practices has been completed and that the Staff does not intend to recommend any enforcement action against us. We have also been informed that the Staff has completed its investigation and will not recommend any enforcement action against the individual who serves as our Vice President, Corporate Controller and Chief Accounting Officer relating to the same matter.
Our historical stock option granting practices were also the subject of three shareholder derivative lawsuits, which were settled by the Company and the other named defendants in September 2008. With the termination of the SEC’s investigation, all outstanding matters relating to our historical stock option granting practices have been resolved.

We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided below, please refer to Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.
The effects of the global economic crisis have adversely affected, and are expected to continue to adversely affect, our business and operating results. The current global economic crisis has caused businesses to seek to reduce spending. As a result, our customers have been decreasing the size of, foregoing or delaying, new investments in our products. Accordingly, our license revenue for our first six months of 2009 was below our license revenue for the first six months of 2008 and we expect license revenue for the remainder of 2009 will be below license revenue for 2008. Declines in license sales could also cause future declines in maintenance and consulting services revenue. If our customers further reduce or delay, or decide to forego, investments in our products, our revenue will likely decline further.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are not applicable.
(c) Stock Repurchases
(In thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased(1)	Per Share	Or Programs	Programs (2)

Mar. 1, 2009 — Mar. 31, 2009	—	—	—	9,739
Apr. 1, 2009 — Apr. 30, 2009	—	—	—	9,739
May 1, 2009 — May 31, 2009	93	$21.99	93	9,646

Total	93	$21.99	93	9,646

(1)	807 shares were surrendered to us by employees in settlement of payroll withholding obligations relating to the vesting of restricted share awards.

(2)	In September 2008, our Board of Directors authorized, for the period from October 1, 2008 through September 30, 2009, the purchase of up to 10,000,000 shares of our common stock.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of our shareholders held on May 12, 2009, the shareholders voted on the items described below:
•	To fix the number of directors constituting the full board at six:

For	Against	Abstain	Broker Non-Vote
34,828,774	1,056,799	24,507	0

•	To elect the following six directors: Barry N. Bycoff, Ram Gupta, Charles F. Kane, David A. Krall, Michael L. Mark and Richard D. Reidy:

Nominee	For	Withhold Authority
Barry N. Bycoff	34,044,011	1,866,069
Ram Gupta	32,551,654	3,358,426
Charles F. Kane	34,762,729	1,147,351
David A. Krall	32,602,330	3,307,750
Michael L. Mark	31,620,052	4,290,028
Richard D. Reidy	34,697,661	1,212,419
•	To act upon a proposal to amend the Company’s 1991 Employee Stock Purchase Plan to increase the maximum number of shares that may be issued under the plan from 4,000,000 to 4,500,000 shares:

For	Against	Abstain	Broker Non-Vote
28,682,106	3,381,442	10,616	3,835,917
•	To act upon a proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for fiscal year 2009:

For	Against	Abstain	Broker Non-Vote
35,033,119	855,604	21,355	0
Item 5. Other Information
On May 12, 2009, at the annual meeting of our shareholders, our shareholders approved an amendment to our 1991 Employee Stock Purchase Plan to increase the maximum number of shares that may be issued under the plan from 4,000,000 to 4,500,000 shares.
We are supplementally providing the following information. On March 30, 2009, we announced the appointment of Barry N. Bycoff, a current member of our Board of Directors, to the newly-created role of Executive Chairman of the Board of Directors. In connection with his appointment as Executive Chairman, on May 12, 2009, we entered into an employment letter agreement with Mr. Bycoff with respect to his employment as Executive Chairman. A copy of this employment letter agreement is filed as Exhibit 10.21 to this Form 10-Q.
Under the terms of the employment letter agreement, Mr. Bycoff is to perform the following duties as Executive Chairman for a one-year term:
•	Provide advice to the Chief Executive Officer with a principal focus on strategic matters;

•	Consult in the annual performance evaluation of the CEO;

•	Work with the Lead Independent Director and the CEO to prepare Board of Directors meeting agendas;

•	Chair meetings of the Board of Directors; and

•	Report on our overall progress.
Mr. Bycoff agreed to spend twenty (20) hours per week performing these duties, with at least two working days per week spent at our headquarters in Bedford, Massachusetts.
As Executive Chairman, Mr. Bycoff is entitled to a base salary of $250,000 and he is eligible to participate as a part-time employee in our employee benefits plans. As provided in the employment letter agreement, on May 12, 2009, Mr. Bycoff was issued 40,000 restricted stock units, which will vest in two equal installments, with the first installment vesting six months after issuance and the second installment vesting six months thereafter, subject to his continued service as Executive Chairman. Mr. Bycoff is not entitled to participate in any of our company bonus plans.
The foregoing compensation will be in lieu of any other compensation to which he would otherwise be entitled as a member of the Board of Directors during his term as Executive Chairman.
In the event of (a) Mr. Bycoff’s death, (b) Mr. Bycoff’s disability, or (c) Mr. Bycoff’s removal as Executive Chairman by the Board of Directors, in each case, occurring prior to the expiration of the one year term, (i) Mr. Bycoff (or his estate, as the case may be) is to be paid the unpaid portion of his base salary for the remainder of the term, payable in one lump sum within 30 days and (ii) all unvested restricted stock units will immediately vest. Mr. Bycoff will not be entitled to receive any severance or other amounts in connection with the foregoing.
Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

10.8	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Annex A to our Proxy Statement filed with the SEC on April 10, 2009)

10.12*	Progress Software Corporation 2009 Fiscal Year Non-Employee Director Compensation Program

10.21*	Employment Letter Agreement, dated May 12, 2009, by and between Progress Software Corporation and Barry N. Bycoff regarding the terms of Mr. Bycoff’s employment as Executive Chairman of the Board of Directors of Progress Software Corporation

10.22*	Employment Letter Agreement, dated May 12, 2009, by and between Progress Software Corporation and Richard D. Reidy regarding the terms of Mr. Reidy’s compensation as Chief Executive Officer of Progress Software Corporation

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Richard D. Reidy

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Norman R. Robertson

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: July 10, 2009	/s/ Richard D. Reidy
Richard D. Reidy
President and Chief Executive Officer (Principal Executive Officer)

Dated: July 10, 2009	/s/ Norman R. Robertson
Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: July 10, 2009	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)