Form 10-Q
period 2009-08-31
PROGRESS SOFTWARE CORP /MA
filed 2009-10-13
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2009
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
Yes ☐          No ☑
As of September 30, 2009, there were 40,164,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED AUGUST 31, 2009

PART 1. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	August 31,	November 30,
	2009	2008

Assets
Current assets:
Cash and equivalents	$112,119	$96,485
Short-term investments	74,398	22,044

Total cash and short-term investments	186,517	118,529
Accounts receivable, net	83,819	94,795
Other current assets	20,412	18,664
Deferred income taxes	18,022	14,264

Total current assets	308,770	246,252

Property and equipment, net	61,166	63,147
Acquired intangible assets, net	92,844	108,869
Goodwill	219,854	233,385
Deferred income taxes	35,316	29,618
Investments in auction rate securities	40,459	62,364
Other assets	5,641	8,735

Total	$764,050	$752,370

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$351	$330
Accounts payable	9,100	11,592
Accrued compensation and related taxes	36,248	46,001
Income taxes payable	7,327	3,926
Other accrued liabilities	28,952	43,750
Short-term deferred revenue	138,277	135,786

Total current liabilities	220,255	241,385

Long-term debt, less current portion	757	1,022

Long-term deferred revenue	5,289	7,957

Deferred income taxes	4,735	10,023

Other non-current liabilities	8,389	10,531

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 40,136 shares in 2009 and 39,904 shares in 2008	235,285	216,261
Retained earnings, including accumulated other comprehensive losses of ($5,566) in 2009 and ($14,033) in 2008	289,340	265,191

Total shareholders’ equity	524,625	481,452

Total	$764,050	$752,370

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2009	2008	2009	2008

Revenue:
Software licenses	$39,173	$45,998	$123,538	$136,115
Maintenance and services	80,260	80,622	233,802	240,014

Total revenue	119,433	126,620	357,340	376,129

Costs of revenue:
Cost of software licenses	1,758	3,219	5,602	7,679
Cost of maintenance and services	15,957	16,558	49,287	51,914
Amortization of acquired intangibles for purchased technology	4,811	2,958	14,609	8,448

Total costs of revenue	22,526	22,735	69,498	68,041

Gross profit	96,907	103,885	287,842	308,088

Operating expenses:
Sales and marketing	45,511	48,367	133,331	142,366
Product development	22,378	21,076	70,320	62,299
General and administrative	17,717	14,966	46,123	43,472
Restructuring expenses	(211)	—	5,237	—
Acquisition-related expenses	110	—	330	—
Amortization of other acquired intangibles	2,310	1,369	7,149	4,092

Total operating expenses	87,815	85,778	262,490	252,229

Income from operations	9,092	18,107	25,352	55,859

Other income (expense):
Interest income and other	560	2,230	2,192	8,045
Foreign currency gains (losses)	(747)	410	(1,610)	(153)

Total other income (expense), net	(187)	2,640	582	7,892

Income before provision for income taxes	8,905	20,747	25,934	63,751
Provision for income taxes	3,384	8,210	9,855	23,907

Net income	$5,521	$12,537	$16,079	$39,844

Earnings per share:
Basic	$0.14	$0.31	$0.40	$0.96
Diluted	$0.13	$0.30	$0.39	$0.92

Weighted average shares outstanding:
Basic	40,117	40,528	40,018	41,416
Diluted	41,261	42,156	40,826	43,189

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended Aug. 31,
	2009	2008

Cash flows from operating activities:
Net income	$16,079	$39,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,794	7,845
Amortization of acquired intangible assets	21,757	12,540
Stock-based compensation	16,914	11,612
Deferred income taxes	(3,753)	1,615
Tax benefit (deficiency) from stock options	(508)	2,361
Excess tax benefit from stock options	(13)	(1,574)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	15,205	3,077
Other current assets	740	1,161
Accounts payable and accrued expenses	(32,000)	(16,227)
Income taxes payable	965	(3,820)
Deferred revenue	(8,458)	2,003

Net cash provided by operating activities	35,722	60,437

Cash flows from investing activities:
Purchases of investments available for sale	(70,063)	(140,806)
Sales and maturities of investments available for sale	35,584	352,859
Redemptions of ARS	7,050	—
Purchases of property and equipment	(6,061)	(6,024)
Acquisitions, net of cash acquired	—	(11,758)
Investment in IONA Technologies	—	(6,668)
Increase in other non-current assets	(499)	(1,837)

Net cash provided by (used for) investing activities	(33,989)	185,766

Cash flows from financing activities:
Issuance of common stock	7,407	21,711
Excess tax benefit from stock options	13	1,574
Payment of long-term debt	(244)	(226)
Repurchase of common stock	(5,145)	(108,316)
Net cash provided by (used for) financing activities	2,031	(85,257)

Effect of exchange rate changes on cash	11,870	(2,556)

Net increase in cash and equivalents	15,634	158,390
Cash and equivalents, beginning of period	96,485	53,879

Cash and equivalents, end of period	$112,119	$212,269

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
There have been no significant changes in our application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30 2008. Relevant new accounting pronouncements include our adoption of Financial Accounting Standards Board (FASB) Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” and three related FSPs: (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments,” (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The adoption of these accounting pronouncements had no significant impact on our consolidated financial statements.
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
In accordance with FASB Statement No. 165, “Subsequent Events”, we evaluated subsequent events through the date and time our condensed consolidated financial statements were issued on October 9, 2009.
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

In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification)” (SFAS 168). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 in the fourth quarter of fiscal 2009. There will be no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (Update 2009-05). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We will adopt Update 2009-05 in the fourth quarter of fiscal 2009. We are currently evaluating the impact of adopting Update 2009-05 on our consolidated financial statements.
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
(In thousands, except per share data)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2009	2008	2009	2008

Net income	$5,521	$12,537	$16,079	$39,844

Weighted average shares outstanding	40,117	40,528	40,018	41,416
Dilutive impact from common stock equivalents	1,144	1,628	808	1,773

Diluted weighted average shares outstanding	41,261	42,156	40,826	43,189

Earnings per share:
Basic	$0.14	$0.31	$0.40	$0.96
Diluted	$0.13	$0.30	$0.39	$0.92

Stock options and awards representing approximately 5,894,000 shares and 3,406,000 shares of common stock were excluded from the calculation of diluted earnings per share in the third quarter of fiscal years 2009 and 2008, respectively, because these securities were anti-dilutive. Stock options and awards representing approximately 7,012,000 shares and 2,945,000 shares of common stock were excluded from the calculation of diluted earnings per share in the first nine months of fiscal years 2009 and 2008, respectively, because these securities were anti-dilutive.
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
The following table provides the classification of stock-based compensation expense as reflected in our consolidated statements of operations:
(In thousands)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2009	2008	2009	2008
Cost of software licenses	$8	$12	$28	$48
Cost of maintenance and services	238	212	706	705
Sales and marketing	1,445	1,335	4,331	4,184
Product development	1,037	881	2,984	2,737
General and administrative	6,121	1,092	8,865	3,938

Total stock-based compensation expense	$8,849	$3,532	$16,914	$11,612

During the third quarter of fiscal 2009, we recognized stock-based compensation expense of $4.9 million in connection with two option modifications related to a Separation Agreement that we entered into with Joseph W. Alsop, our co-founder and former President and Chief Executive Officer. Pursuant to the Separation Agreement, Mr. Alsop’s employment with us terminated on June 30, 2009.
The Separation Agreement provides for two modifications to Mr. Alsop’s existing stock options. First, the Separation Agreement provides for the acceleration of vesting of Mr. Alsop’s unvested stock options, which represent the right to purchase 254,464 shares of our common stock. Second, the Separation Agreement extends the timeframe during which Mr. Alsop may exercise all of his stock options following the termination of his employment. Under the terms of the Separation Agreement, Mr. Alsop will be entitled to exercise all of his outstanding stock options, representing options to purchase a total of 1,746,500 shares of our common stock, until the earlier of (a) the original expiration date for each such option or (b) March 31, 2014. In the event that we file an action against Mr. Alsop that alleges breach of the Separation Agreement, Mr. Alsop’s right to exercise the options will be subject to an obligation that he place any net proceeds from the sale of shares resulting from such exercise in an escrow account. Mr. Alsop’s rights to exercise his stock options will otherwise be governed by the terms of the applicable stock option plan and award agreement.
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
During the third quarter of fiscal 2009, we settled our appeal with the Internal Revenue Service related to audits for periods through fiscal 2005 with no material impact to our consolidated financial statements. State taxing authorities are currently examining our income tax returns for years through fiscal 2007. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal 2003, and we are no longer subject to audit for those periods.
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
Note 6: Investments
A summary of our investments by major security type at August 31, 2009 is as follows:
(In thousands)

	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

State and municipal bond obligations	$9,721	$241	$(7)	$9,955
US government and agency securities	28,998	1	—	28,999
Auction rate securities — municipal bonds	27,955	—	(4,386)	23,569
Auction rate securities — student loans	19,558	—	(2,606)	16,952
Certificates of deposit	39,725	—	—	39,725

Subtotal — available-for-sale securities	125,957	242	(6,999)	119,200

Auction rate securities — student loans	17,881	—	(1,581)	16,300

Subtotal — trading securities	17,881	—	(1,581)	16,300

Total	$143,838	$242	$(8,580)	$135,500

Such amounts are classified on our balance sheet at August 31, 2009 as follows:
(In thousands)

	Cash	Short-term	Long-term
Security Type	Equivalents	Investments	Investments

State and municipal bond obligations	$—	$9,955	$—
US government and agency securities	22,000	6,999	—
Auction rate securities — municipal bonds	—	4	23,565
Auction rate securities — student loans	—	58	16,894
Certificates of deposit	224	39,501	—

Subtotal — available-for-sale securities	22,224	56,517	40,459

Auction rate securities — student loans	—	16,300	—

Subtotal — trading securities	—	16,300	—

Total	$22,224	$72,817	$40,459

For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $40.5 million, and we recorded a temporary impairment charge in accumulated other comprehensive income of $7.0 million to reduce the value of our available-for-sale ARS investments. In the first nine months of fiscal 2009, we recorded a gain in earnings of $1.3 million to increase the value of our ARS investments classified as trading securities, offset by a similar loss on the put option related to the ARS rights offering.
In November 2008, we accepted a settlement offer in the form of a rights offering from UBS Financial Services (UBS), the investment firm that brokered the original purchases of the $17.9 million par value of ARS that we hold as a result of our acquisition of IONA Technologies PLC. The rights offering provides us with a put option to sell these securities at par value to UBS during a period beginning on June 30, 2010. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at its fair value of $1.6 million in our financial statements at August 31, 2009, and is accounted for separately from the associated securities. Changes in the fair value of the put option, based on the difference in value between the par value and the fair value of the associated ARS, are recognized in current period earnings. We have elected to measure the put option at fair value pursuant to FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” and subsequent changes in fair value will also be recognized in current period earnings.
With the exception of the ARS acquired as part of the acquisition of IONA as described above, we will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as noncurrent on the balance sheet at August 31, 2009. Based on our cash and short-term investments balance of $186.5 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.

A summary of our investments by major security type at November 30, 2008 is as follows:
(In thousands)

	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

State and municipal bond obligations	$16,903	$107	$(5)	$17,005
US government and agency securities	2,719	1	—	2,720
Auction rate securities — municipal bonds	33,891	—	(4,420)	29,471
Auction rate securities — student loans	20,804	—	(2,741)	18,063
Corporate bonds and notes	2,001	—	(2)	1,999

Subtotal — available-for-sale securities	76,318	108	(7,168)	69,258

Auction rate securities — student loans	18,000	—	(2,850)	15,150

Subtotal — trading securities	18,000	—	(2,850)	15,150

Total	$94,318	$108	$(10,018)	$84,408

Such amounts are classified on our balance sheet at November 30, 2008 as follows:
(In thousands)

	Short-term	Long-term
Security Type	Investments	Investments

State and municipal bond obligations	$17,005	$—
US government and agency securities	2,720	—
Auction rate securities — municipal bonds	16	29,455
Auction rate securities — student loans	304	17,759
Corporate bonds and notes	1,999	—

Subtotal — available-for-sale securities	22,044	47,214

Auction rate securities — student loans	—	15,150

Subtotal — trading securities	—	15,150

Total	$22,044	$62,364

The fair value of debt securities at August 31, 2009 and November 30, 2008, by contractual maturity, is as follows:

(In thousands)	Aug. 31, 2009	Nov. 30, 2008

Due in one year or less (1)	$126,323	$78,168
Due after one year	9,177	6,240

Total	$135,500	$84,408

(1)	Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 7 to 38 years. With the exception of the trading ARS acquired as part of the acquisition of IONA which are subject to the UBS rights offering discussed above, we will not be able to access these funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer.

Investments with continuous unrealized losses for less than twelve months and twelve months or greater and their related fair values were as follows at August 31, 2009:
(In thousands)

		Less than		12 months
		12 months		or greater	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses

State and municipal bond obligations	$916	$(7)	—	—	$916	$(7)
US government and agency securities	—	—	—	—	—	—
Auction rate securities — municipal bonds	—	—	$23,569	(4,386)	23,569	(4,386)
Auction rate securities — student loans	—	—	16,952	(2,606)	16,952	(2,606)
Certificates of deposit	—	—	—	—	—	—

Subtotal — available-for-sale securities	916	(7)	40,521	(6,992)	41,437	(6,999)

Auction rate securities — student loans	—	—	16,300	(1,581)	16,300	(1,581)

Subtotal — trading securities	—	—	16,300	(1,581)	16,300	(1,581)

Total	$916	$(7)	$56,821	$(8,573)	$57,737	$(8,580)

Investments with continuous unrealized losses for less than twelve months and twelve months or greater and their related fair values were as follows at November 30, 2008:
(In thousands)

		Less than		12 months
		12 months		or greater	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses

State and municipal bond obligations	$1,550	$(5)	—	—	$1,550	$(5)
US government and agency securities	—	—	—	—	—	—
Auction rate securities — municipal bonds	29,471	(4,420)	—	—	29,471	(4,420)
Auction rate securities — student loans	18,063	(2,741)	—	—	18,063	(2,741)
Corporate bonds and notes	1,999	(2)	—	—	1,999	(2)

Subtotal — available-for-sale securities	51,083	(7,168)	—	—	51,083	(7,168)

Auction rate securities — student loans	15,150	(2,850)	—	—	15,150	(2,850)

Subtotal — trading securities	15,150	(2,850)	—	—	15,150	(2,850)

Total	$66,233	$(10,018)	—	—	$66,233	$(10,018)

The unrealized losses associated with state and municipal obligations and corporate bonds and notes are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of August 31, 2009.

Note 7: Fair Value Measurements
The following table details the fair value measurements within the fair value hierarchy of our financial assets:
(In thousands)

		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Aug. 31,	Using Identical	Observable Inputs	Unobservable
Description	2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

State and municipal bond obligations	$9,955	$9,955	—	—
US government and agency securities	28,999	28,999	—	—
Auction rate securities — municipal bonds	23,569	4	—	23,565
Auction rate securities — student loans	16,952	58	—	16,894
Certificates of deposit	39,725	39,725	—	—
Auction rate securities — student loans (trading securities)	16,300	6	—	16,294
Put option related to ARS rights offering	1,581	—	—	1,581
Foreign exchange derivatives	94	—	$94	—

Total	$137,175	$78,747	$94	$58,334

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
The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs:
(in thousands)

Level 3
Financial
Assets

Balance, December 1, 2008	$65,214
Redemptions	(7,050)
Unrealized gains included in accumulated other comprehensive income	170
Unrealized gain on ARS trading securities included in other income	1,269
Unrealized loss on put option related to ARS rights offering included in other income	(1,269)

Balance, Aug. 31, 2009	$58,334

Note 8: Derivative Instruments
We use derivative instruments to manage exposure to fluctuations in the values of foreign currencies, which exist as part of our on-going business operations. Certain assets and forecasted transactions are exposed to foreign currency risk. Our objective for holding derivatives is to eliminate or reduce the impact of foreign currency risk. We periodically monitor our foreign currency exposures to enhance the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, British pound, Brazilian real, Japanese yen, South African rand and Australian dollar. We do not enter into derivative instruments for speculative purposes, nor do we hold or issue any derivative instruments for trading purposes. We enter into certain derivative instruments that may not be designated as hedges under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Although the derivatives we have entered into do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk.

We generally use foreign currency option contracts that are not designated as hedging instruments under SFAS 133 to hedge a portion of forecasted international cash flows for up to one year in the future. During the first nine months of fiscal 2009, we entered into various foreign currency option contracts which expired prior to August 31, 2009. Losses of ($0.8) million on those contracts were recorded in other income in the statement of operations. There were no foreign currency option contracts outstanding at August 31, 2009.
We also use forward contracts that are not designated as hedging instruments under SFAS 133 to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period. During the first nine months of fiscal 2009, gains of $2.5 million from realized net gains and changes in the fair value of our forward contracts were recognized in other income in the statement of operations.
The table below details outstanding forward contracts, which mature in 90 days or less, at August 31, 2009 where the notional amount is determined using contract exchange rates:
(In thousands)

	Exchange	Exchange	Notional
	Foreign Currency	U.S. Dollars	Weighted
	For U.S. Dollars	For Foreign Currency	Average
Functional Currency:	(Notional Amount)	(Notional Amount)	Exchange Rate*	Fair Value

Australian dollar	—	$5,372	1.19	$7
Brazilian real	$5,726	—	1.88	114
Euro	—	41,816	0.70	(65)
Japanese yen	5,057	—	92.94	40
South African rand	762	—	7.88	(7)
U.K. pound	—	17,041	0.62	5

	$11,545	$64,229		$94

*	expressed as local currency unit per U.S. dollar
Note 9: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis:
(In thousands)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2009	2008	2009	2008

Net income, as reported	$5,521	$12,537	$16,079	$39,844
Foreign currency translation adjustments, net of tax	896	(3,172)	8,284	(1,873)
Unrealized gains (losses) on investments, net of tax	1,082	946	183	(1,455)

Total comprehensive income	$7,499	$10,311	$24,546	$36,516

Note 10: Common Stock Repurchases
In September 2008, the Board of Directors authorized, for the period from October 1, 2008 through September 30, 2009, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash. We purchased and retired approximately 261,000 shares of our common stock for $5.1 million in the first nine months of fiscal 2009 as compared to approximately 3,752,000 shares of our common stock for $108.3 million in the first nine months of fiscal 2008. In September 2009, the Board of Directors authorized, for the period from October 1, 2009 through September 30, 2010, the purchase of up to 1,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash.
Note 11: Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Goodwill in certain jurisdictions changes each period due to changes in foreign currency exchange rates. During the first quarter of fiscal 2009, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2008. For purposes of the annual impairment test, we assigned goodwill of $3.0 million to the OpenEdge operating segment, $123.6 million to the Enterprise Infrastructure operating segment and $106.8 million to the Data Infrastructure operating segment. See Note 12 for a description of each operating segment. The decrease in goodwill from the end of fiscal 2008 was primarily related to recognition of tax benefits, primarily net operating loss carry-forwards, and changes to the tax attributes of certain items in the preliminary allocation of the purchase price from the acquisition of IONA in September 2008.
Note 12: Segment Information
We base our segment information on a management approach which utilizes our internal reporting structure and we disclose revenue and operating income based upon internal accounting methods. Our chief decision maker is our Chief Executive Officer.
With the acquisition of IONA in the fourth quarter of fiscal 2008, we reorganized into four business units for fiscal 2009: (1) OpenEdge, which includes the Progress OpenEdge product line; (2) Apama, which includes the Progress Apama product lines; (3) Integration Infrastructure, which includes the Progress Sonic, Progress Actional, Orbix, Artix and FUSE product lines; and (4) Data Infrastructure, which includes the DataDirect Connect, DataDirect Shadow, Progress DataXtend and Progress ObjectStore product lines.
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
The following table provides revenue and income from operations from our reportable segments on an interim basis:

(In thousands)	Three months ended Aug. 31,		Nine months ended Aug. 31,
	2009	2008	2009	2008

Revenue:
OpenEdge segment	$67,078	$81,412	$202,860	$251,515
Enterprise Infrastructure segment	30,453	18,516	88,494	51,740
Data Infrastructure segment	22,189	26,692	68,516	72,874
Reconciling items	(287)	—	(2,530)	—

Total	$119,433	$126,620	$357,340	$376,129

Income (loss) from operations:
OpenEdge segment	$36,604	*	$101,515	*
Enterprise Infrastructure segment	(9,244)	*	(26,821)	*
Data Infrastructure segment	(2,432)	*	(2,696)	*
Reconciling items	(15,836)	*	(46,650)	*

Total	$9,092	*	$25,352	*

*	We did not include prior year comparisons for income from operations as it is not practical to restate the fiscal 2008 data into the fiscal 2009 structure or the fiscal 2009 data into the fiscal 2008 structure.

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
Note 13: Contingencies
We are subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial position or results of operations.
Note 14: Restructuring Charges
Q1 2009 Restructuring Plan
During the first quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and recent acquisitions. The total expected costs associated with the restructuring aggregated to $5.5 million, of which $1.0 million remained to be paid at August 31, 2009. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The excess facilities and other costs represent termination costs of automobile leases for employees that have been terminated and excess facilities costs for unused space. As described in Note 12, restructuring charges are not allocated to segments, but managed on a consolidated company basis.
Q4 2008 Restructuring Plan
During the fourth quarter of fiscal 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and recent acquisitions. The total expected costs associated with the restructuring aggregated to $6.6 million, of which $0.1 million remained to be paid at August 31, 2009. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The excess facilities and other costs represent termination costs of automobile leases for employees that have been terminated and excess facilities costs for unused space.
A summary of the combined activity for the above-mentioned restructuring actions is as follows:
(In thousands)

	Excess Facilities	Employee Severance
	and Other Costs	and Related Benefits	Total

Balance, December 1, 2008	$676	$5,491	$6,167
Establishment of reserve related to Q1 2009 restructuring	394	5,280	5,674
Adjustments to reserve related to Q4 2008 restructuring	(356)	51	(305)
Adjustments to reserve related to Q1 2009 restructuring	83	(218)	(135)
Cash disbursements related to Q4 2008 restructuring	(233)	(5,756)	(5,989)
Cash disbursements related to Q1 2009 restructuring	(108)	(4,607)	(4,715)
Translation adjustments	5	419	424

Balance, August 31, 2009	$461	$660	$1,121

Adjustments to reserves have been recorded due to changes in estimates related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The balance of the employee severance and related benefits is expected to be paid in fiscal 2009. The balance of the excess facilities and related costs is expected to be paid over a period of time ending in fiscal 2010.

Restructuring Plan from Prior Acquisitions
In connection with certain of our prior acquisitions, we established reserves for exit costs related to facilities closures and related costs and employee severance included as part of the purchase price allocation. The amounts included under cash disbursements are net of proceeds received from sublease agreements. A summary of activity is as follows:
(In thousands)

	Facilities Closures	Employee Severance
	and Related Costs	and Related Benefits	Total

Balance, December 1, 2008	$7,393	$1,185	$8,578
Adjustments made to reserve	201	—	201
Cash disbursements	(1,732)	(1,185)	(2,917)
Other	370	—	370

Balance, August 31, 2009	$6,232	$—	$6,232

Adjustments to reserves have been recorded due to changes in estimates related to facilities related expenses. The amounts included in the Other category represent rent accretion and foreign currency translation adjustments. The balance of the facilities closures and related costs is expected to be paid over a period of time ending in 2013.
For all restructuring reserves described above the short-term portion is included in other accrued liabilities and the long-term portion is included in other non-current liabilities on the balance sheet at August 31, 2009.
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
Most of our products have been developed by our internal product development staff or the internal staffs of acquired companies. We believe that the features and performance of our products are competitive with those of other available development and deployment tools and that none of the current versions of our products are approaching obsolescence. However, we believe that significant investments in new product development and continuing enhancements of our current products will be required to enable us to maintain our competitive position. In particular, some of our products, such as the Apama, Actional and DataXtend product sets, require a higher level of development, distribution and support expenditures, on a percentage of revenue basis, than product lines such as OpenEdge, Orbix or DataDirect.
With the acquisition of IONA in the fourth quarter of fiscal 2008, we reorganized into four business units for fiscal 2009: (1) OpenEdge, which includes the Progress OpenEdge product lines; (2) Apama, which includes the Progress Apama product lines; (3) Integration Infrastructure, which includes the Progress Sonic, Progress Actional, Orbix, Artix and FUSE product lines; and (4) Data Infrastructure, which includes the DataDirect Connect, DataDirect Shadow, Progress DataXtend and Progress ObjectStore product lines. The disclosures below conform to this new business unit structure.
In the third quarter and first nine months of fiscal 2009, we have been negatively impacted by the current macroeconomic climate, which has resulted in our customers delaying or reducing the amount of their investments in our products. While we have seen recent signs that cause us to believe the economy is beginning to stabilize, we expect that the economic environment will continue to impact us in the near term.
Another factor impacting our results is that we derive a significant portion of our revenue from international operations. In the first three quarters of fiscal 2008, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the translation of our results into U.S. dollars. In the last quarter of fiscal 2008 and the first three quarters of fiscal 2009, the strengthening of the U.S. dollar against most major currencies, primarily the euro and the British pound, negatively affected the translation of our results into U.S. dollars. Any further decline in foreign currency exchange rates, primarily the euro, the British pound and the Brazilian real will adversely affect our reported results as amounts earned in other countries are translated into dollars for reporting purposes.
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
During the first nine months of fiscal 2009, there were no significant changes in our critical accounting policies and estimates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 for a more complete discussion of our critical accounting policies and estimates.
Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change
	Three Months Ended		Nine Months Ended		Three	Nine
	Aug. 31,	Aug. 31,	Aug. 31,	Aug. 31,	Month	Month
	2009	2008	2009	2008	Period	Period

Revenue:
Software licenses	33%	36%	35%	36%	(15)%	(9)%
Maintenance and services	67	64	65	64	0	(3)

Total revenue	100	100	100	100	(6)	(5)

Costs of revenue:
Cost of software licenses	2	3	2	2	(45)	(27)
Cost of maintenance and services	13	13	14	14	(4)	(5)
Amortization of acquired intangibles for purchased technology	4	2	4	2	63	73

Total costs of revenue	19	18	20	18	(1)	2

Gross profit	81	82	80	82	(7)	(7)

Operating expenses:
Sales and marketing	38	38	37	38	(6)	(6)
Product development	19	17	19	17	6	13
General and administrative	15	12	13	11	18	6
Amortization of other acquired intangibles	2	1	2	1	69	75
Restructuring expense	0	—	2	—	—	—
Acquisition-related expenses	0	—	0	—	*	*

Total operating expenses	74	68	73	67	2	4

Income from operations	7	14	7	15	(50)	(55)
Other income (expense)	0	2	0	2	(107)	(93)

Income before provision for taxes	7	16	7	17	(57)	(59)
Provision for income taxes	2	6	3	6	(59)	(59)

Net income	5%	10%	4%	11%	(56)%	(60)%

*	not meaningful

Revenue. Our total revenue decreased 6% from $126.6 million in the third quarter of fiscal 2008 to $119.4 million in the third quarter of fiscal 2009. Total revenue would have been flat if exchange rates had been constant in the third quarter of fiscal 2009 as compared to exchange rates in effect in the third quarter of fiscal 2008. Total revenue decreased 5% from $376.1 million in the first nine months of fiscal 2008 to $357.3 million in the first nine months of fiscal 2009. Total revenue would have increased by 3% if exchange rates had been constant in the first nine months of fiscal 2009 as compared to exchange rates in effect in the first nine months of fiscal 2008.
Revenue from our Progress OpenEdge product line decreased 18% from $81.4 million in the third quarter of fiscal 2008 to $67.1 million in the third quarter of fiscal 2009 and decreased 19% from $251.5 million in the first nine months of fiscal 2008 to $202.9 million in the first nine months of fiscal 2009. Revenue derived from our Enterprise Infrastructure product lines increased 63% from $18.5 million in the third quarter of fiscal 2008 to $30.1 million in the third quarter of fiscal 2009 and increased 66% from $51.7 million in the first nine months of fiscal 2008 to $85.9 million in the first nine months of fiscal 2009. Revenue for the Enterprise Infrastructure product line included approximately $13.4 million of revenue in the third quarter of fiscal 2009 and $35.0 million of revenue in the first nine months of fiscal 2009 from the product lines acquired in the IONA transaction in the fourth quarter of last year. Revenue from our Data Infrastructure product line decreased 17% from $26.7 million in the third quarter of fiscal 2008 to $22.2 million in the third quarter of fiscal 2009 and decreased 6% from $72.9 million in the first nine months of fiscal 2008 to $68.5 million in the first nine months of fiscal 2009.
Software license revenue decreased 15% from $46.0 million in the third quarter of fiscal 2008 to $39.2 million in the third quarter of fiscal 2009. Software license revenue would have decreased by 11% if exchange rates had been constant in the third quarter of fiscal 2009 as compared to exchange rates in effect in the third quarter of fiscal 2008. Software license revenue decreased 9% from $136.1 million in the first nine months of fiscal 2008 to $123.5 million in the first nine months of fiscal 2009. Software license revenue would have decreased by 2% if exchange rates had been constant in the first nine months of fiscal 2009 as compared to exchange rates in effect in the first nine months of fiscal 2008. Excluding the impact of changes in exchange rates, the decrease in software license revenue was due to a decrease in sales within our OpenEdge and Data infrastructure product lines, partially offset by increases in sales within our Enterprise Infrastructure product line due to the IONA acquisition. Software license revenue from both direct end users and indirect channels, primarily OpenEdge application partners, decreased in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.
Maintenance and services revenue decreased slightly from $80.6 million in the third quarter of fiscal 2008 to $80.3 million in the third quarter of fiscal 2009. Maintenance and services revenue would have increased by 7% if exchange rates had been constant in the third quarter of fiscal 2009 as compared to exchange rates in effect in the third quarter of fiscal 2008. Maintenance and services revenue decreased 3% from $240.0 million in the first nine months of fiscal 2008 to $233.8 million in the first nine months of fiscal 2009. Maintenance and services revenue would have increased by 8% if exchange rates had been constant in the first nine months of fiscal 2009 as compared to exchange rates in effect in the first nine months of fiscal 2008. Excluding the impact of changes in exchange rates, the decrease in maintenance and services revenue was primarily the result of a decrease in professional services revenue partially offset by an increase in our installed customer base, primarily from the acquisition of IONA, and renewal of maintenance contracts.
Total revenue generated in markets outside North America decreased 14% from $74.9 million in the third quarter of fiscal 2008 to $64.8 million in the third quarter of fiscal 2009 and represented 59% of total revenue in the third quarter of fiscal 2008 and 54% of total revenue in the third quarter of fiscal 2009. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, each decreased in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. Total revenue generated in markets outside North America would have represented 57% of total revenue if exchange rates had been constant in the third quarter of fiscal 2009 as compared to the exchange rates in effect in the third quarter of fiscal 2008.
Total revenue generated in markets outside North America decreased 13% from $222.6 million in the first nine months of fiscal 2008 to $194.7 million in the first nine months of fiscal 2009 and represented 59% of total revenue in the first nine months of fiscal 2008 and 55% of total revenue in the first nine months of fiscal 2009. Revenue from the three major regions outside North America, consisting of EMEA, Latin America and Asia Pacific, each decreased in fiscal 2009 as compared to fiscal 2008. Total revenue generated in markets outside North America would have represented 58% of total revenue if exchange rates had been constant in the first nine months of fiscal 2009 as compared to the exchange rates in effect in the first nine months of fiscal 2008.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of royalties, product media, documentation, duplication, packaging and electronic software distribution. Cost of software licenses decreased 45% from $3.2 million in the third quarter of fiscal 2008 to $1.8 million in the third quarter of fiscal 2009, and decreased as a percentage of software license revenue from 7% in the third quarter of fiscal 2008 to 4% in the third quarter of fiscal 2009. Cost of software licenses decreased 27% from $7.7 million in the first nine months of fiscal 2008 to $5.6 million in the first nine months of fiscal 2009, and decreased as a percentage of software licenses revenue from 6% in the first nine months of fiscal 2008 to 5% in the first nine months of fiscal 2009. The dollar decrease for the third quarter and for the first nine months was primarily due to lower royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer technical support, education and consulting. Cost of maintenance and services decreased 4% from $16.6 million in the third quarter of fiscal 2008 to $16.0 million in the third quarter of fiscal 2009, and decreased as a percentage of maintenance and services revenue from 21% in the third quarter of fiscal 2008 to 20% in the third quarter of fiscal 2009. Cost of maintenance and services decreased 5% from $51.9 million in the first nine months of fiscal 2008 to $49.3 million in the first nine months of fiscal 2009, and decreased as a percentage of maintenance and services revenue from 22% to 21%. The total dollar amount in the third quarter of fiscal 2009 and in the first nine months of fiscal 2009 decreased primarily due to lower usage of third-party contractors for service engagements, partially offset by higher headcount related expenses. Our technical support, education and consulting headcount increased by 12% from the end of the third quarter of fiscal 2008 to the end of the third quarter of fiscal 2009. The increase in headcount is primarily due to the acquisition of IONA in the second half of fiscal 2008.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased 63% from $3.0 million in the third quarter of fiscal 2008 to $4.8 million in the third quarter of fiscal 2009. Amortization of acquired intangibles for purchased technology increased 73% from $8.4 million in the first nine months of fiscal 2008 to $14.6 million in the first nine months of fiscal 2009. The increase was due to amortization expense associated with the acquisitions of Mindreef and IONA, which occurred in the second half of fiscal 2008.
Gross Profit. Our gross profit decreased 7% from $103.9 million in the third quarter of fiscal 2008 to $96.9 million in the third quarter of fiscal 2009. Our gross profit decreased 7% from $308.1 million in the first nine months of fiscal 2008 to $287.8 million in the first nine months of fiscal 2009. Our gross profit as a percentage of total revenue decreased from 82% in the first nine months of fiscal 2008 to 80% in the first nine months of fiscal 2009. The decrease in our gross profit percentage was due to the increase in amortization expense of acquired intangibles for purchased technology as described above.
Sales and Marketing. Sales and marketing expenses decreased 6% from $48.4 million in the third quarter of fiscal 2008 to $45.5 million in the third quarter of fiscal 2009, but remained the same as a percentage of total revenue at 38%. Sales and marketing expenses decreased 6% from $142.4 million in the first nine months of fiscal 2008 to $133.3 million in the first nine months of fiscal 2009, and decreased as a percentage of total revenue from 38% to 37%. The decrease in sales and marketing expenses was due to changes in foreign exchange rates and restructuring activities that occurred in the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, partially offset by the addition of sales and marketing personnel from IONA. Our sales support and marketing headcount decreased by 2% from the end of the third quarter of fiscal 2008 to the end of the third quarter of fiscal 2009.
Product Development. Product development expenses increased 6% from $21.1 million in the third quarter of fiscal 2008 to $22.4 million in the third quarter of fiscal 2009, and increased as a percentage of revenue from 17% to 19%. Product development expenses increased 13% from $62.3 million in the first nine months of fiscal 2008 to $70.3 million in the first nine months of fiscal 2009, and increased as a percentage of total revenue from 17% to 19%. The dollar increase was primarily due to headcount-related expenses for the development teams from the Mindreef and IONA transactions, which occurred in the second half of fiscal 2008. Our product development headcount increased by 24% from the end of the second quarter of fiscal 2008 to the end of the second quarter of fiscal 2009. The increase in headcount is primarily due to the acquisitions of Mindreef and IONA in the second half of fiscal 2008.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 18% from $15.0 million in the third quarter of fiscal 2008 to $17.7 million in the third quarter of fiscal 2009, and increased as a percentage of revenue from 12% to 15%. General and administrative expenses increased 6% from $43.5 million in the first nine months of fiscal 2008 to $46.1 million in the first nine months of fiscal 2009, and increased as a percentage of revenue from 11% to 13%. The dollar increase for the first nine months of fiscal 2009 compared to fiscal 2008 was primarily due to higher stock-based compensation related to the Separation Agreement we entered into with Joseph W. Alsop, our co-founder and former President and Chief Executive Officer, partially offset by lower professional services fees associated with the investigation and shareholder derivative lawsuits related to our historical stock option grant practices. Our administrative headcount remained the same from the end of the third quarter of fiscal 2008 to the end of the third quarter of fiscal 2009.
Restructuring Expenses. During the first quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and our recent acquisitions. The total costs associated with the restructuring was $5.2 million in the first nine months of fiscal 2009, primarily related to employee severance and, to a lesser extent, termination costs of automobile leases for terminated employees and excess facilities costs for unused space.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles increased from $1.4 million in the third quarter of fiscal 2008 to $2.3 million in the third quarter of fiscal 2009. Amortization of other acquired intangibles increased from $4.1 million in the first nine months of fiscal 2008 to $7.1 million in the first nine months of fiscal 2009. The increase in both periods was due to amortization expense associated with the acquisitions of Mindreef and IONA, which occurred in the second half of fiscal 2008.
Income From Operations. Income from operations decreased 50% from $18.1 million in the third quarter of fiscal 2008 to $9.1 million in the third quarter of fiscal 2009 and decreased as a percentage of total revenue from 14% in the third quarter of fiscal 2008 to 7% in the third quarter of fiscal 2009. Income from operations decreased 55% from $55.9 million in the first nine months of fiscal 2008 to $25.4 million in the first nine months of fiscal 2009 and decreased as a percentage of total revenue from 15% in the first nine months of fiscal 2008 to 7% in the first nine months of fiscal 2009.
The decrease in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 was driven by the decrease in gross profit of 7% and the increase in operating expenses of 4%. This expense increase was due to the restructuring charge of $5.2 million in the first nine months of fiscal 2009, additional expenses incurred as a result of our recent acquisitions and an increase in headcount related expense. Our total headcount increased 8% from the end of the third quarter of fiscal 2008 to the end of the third quarter of fiscal 2009. The increase in headcount is primarily due to the acquisitions of Mindreef and IONA in the second half of fiscal 2008.
Other Income. Other income, primarily consisting of interest income and foreign currency gains and losses, decreased 107% from $2.6 million in the third quarter of fiscal 2008 to ($0.2) million in the third quarter of fiscal 2009. Other income decreased 93% from $7.9 million in the first nine months of fiscal 2008 to $0.6 million in the first nine months of fiscal 2009. The decrease in both periods was primarily due to a decrease in interest income resulting from lower interest rates and lower average cash and short-term investment balances, and higher foreign exchange losses.
Provision for Income Taxes. Our effective tax rate was 38.0% in the first nine months of both fiscal 2008 and fiscal 2009.

Liquidity and Capital Resources
At the end of the third quarter of fiscal 2009, our cash and short-term investments totaled $186.5 million. The increase of $68.0 million since the end of fiscal 2008 was primarily due to cash generated from operations, and a reclass of $17.9 million of auction rate securities (ARS) to short-term investments in the third quarter of fiscal 2009 from non-current assets. These ARS were acquired as part of the acquisition of IONA, and because we have the option to sell these securities at par value to UBS beginning June 30, 2010, we have reclassified these securities on the balance sheet from long-term investments to short-term investments. These ARS are classified as trading securities.
In addition to the $186.5 million of cash and short-term investments, we had investments with a fair value of $40.5 million related to ARS that are classified as noncurrent. These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 7 to 38 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies. Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At November 30, 2008, our ARS investments totaled $72.4 million at par value. During the first nine months of fiscal 2009, investments totaling $7.1 million were redeemed at par by the issuer and $17.9 million were reclassified as short-term investments, resulting in a net reduction of the par value of our ARS investments classified as long-term to $47.4 million. These ARS are classified as available-for-sale securities.
For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $40.5 million, and we recorded a temporary impairment charge in accumulated other comprehensive income of $7.0 million to reduce the value of our available-for-sale ARS investments. In the first nine months of fiscal 2009, we recorded a gain in earnings of $1.3 million to increase the value of our ARS investments classified as trading securities, offset by a similar loss on the put option related to the ARS rights offering.
With the exception of the ARS acquired as part of the acquisition of IONA as described above, we will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as noncurrent on the balance sheet at August 31, 2009. Based on our cash and short-term investments balance of $186.5 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.
We generated $35.7 million in cash from operations in the first nine months of fiscal 2009 as compared to $60.4 million in the first nine months of fiscal 2008. The decrease in cash generated from operations in the first nine months of fiscal 2009 over the first nine months of fiscal 2008 was primarily due to decreased profitability and changes in working capital.

A summary of our cash flows from operations for the first nine months of fiscal years 2009 and 2008 is as follows:

(In thousands)	Nine Months Ended August 31,
	2009	2008

Net income	$16,079	$39,844
Depreciation, amortization and other noncash charges	47,465	31,997
Tax benefit (deficiency) from stock plans	(521)	787
Changes in operating assets and liabilities	(27,301)	(12,191)

Total	$35,722	$60,437

Accounts receivable decreased by $11.0 million from the end of fiscal 2008. Accounts receivable days sales outstanding, or DSO, increased to 63 days at the end of the third quarter of fiscal 2009 as compared to 61 days at the end of fiscal 2008 and decreased by one day from 64 days at the end of the third quarter of fiscal 2008. We target a DSO range of 60 to 80 days.
We purchased property and equipment totaling $6.1 million in the first nine months of fiscal 2009 as compared to $6.0 million in the first nine months of fiscal 2008. The purchases consisted primarily of computer equipment and software and building and leasehold improvements.
In September 2008, the Board of Directors authorized, for the period from October 1, 2008 through September 30, 2009, the purchase of up to 10,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash. We purchased and retired approximately 261,000 shares of our common stock for $5.1 million in the first nine months of fiscal 2009 as compared to approximately 3,752,000 shares of our common stock for $108.3 million in the first nine months of fiscal 2008. In September 2009, the Board of Directors authorized, for the period from October 1, 2009 through September 30, 2010, the purchase of up to 1,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash.
We received $7.4 million in the first nine months of fiscal 2009 from the exercise of stock options and the issuance of shares under our Employee Stock Purchase Plan as compared to $21.7 million in the first nine months of fiscal 2008.
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, lease commitments, debt payments and other long-term obligations) through at least the next twelve months.
As discussed above, current economic conditions and the global decline in business activity are having an adverse effect on our business. This may materially reduce the cash that we are able to generate from operations.
Revenue Backlog — Our aggregate revenue backlog at August 31, 2009 was approximately $170 million, of which $144 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At August 31, 2009, the remaining amount of backlog of approximately $26 million was composed of multi-year licensing arrangements of approximately $24 million and open software license orders received but not shipped of approximately $2 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
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
In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification)” (SFAS 168). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles (GAAP), superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in Statement 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 in the fourth quarter of fiscal 2009. There will be no change to our consolidated financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (Update 2009-05). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. We will adopt Update 2009-05 in the fourth quarter of fiscal 2009. We are currently evaluating the impact of adopting Update 2009-05 on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the first nine months of fiscal 2009, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2008 for a more complete discussion of the market risks we encounter.

Item 4.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Our management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at August 31, 2009 because of the material weakness discussed below. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
At May 31, 2009, we determined that we did not have adequate operation of internal controls to ensure the accurate and complete accumulation of information used to report the statement of cash flows on a timely basis. Specifically, review procedures intended to identify errors in the data accumulation process did not operate effectively. As a result of this material weakness, an error was identified after financial information was reported in our fiscal second quarter press release, but was corrected prior filing our Form 10-Q for the three month period ended May 31, 2009. During our fiscal third quarter, we enacted our remediation plan and implemented the review enhancements needed to remediate the material weakness. Such review enhancements included improved internal communication and post close review procedures, such as additional cross checking and data validation. Although these review enhancements have provided us with reasonable assurance regarding the reliability of the data used in our cash flow and a more detailed overall review of our financial statements, we have not gathered sufficient evidence that the new processes and related controls are operating effectively in order to consider the material weakness to be remediated as of August 31, 2009.
(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the remediation plan related to the material weakness described above.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Please refer to Part I, Item 3 (Legal Proceedings) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008, as updated in Part II, Item 1 (Legal Proceedings) in our Quarterly Reports on Form 10-Q for the fiscal quarters ended February 28, 2009 and May 31, 2009.

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
The effects of the global economic crisis have adversely affected, and are expected to continue to adversely affect, our business and operating results. The current global economic crisis has caused businesses to seek to reduce spending. As a result, our customers have been decreasing the size of, foregoing or delaying, new investments in our products. Accordingly, our license revenue for our first nine months of fiscal 2009 was below our license revenue for the first nine months of fiscal 2008 and we expect license revenue for the remainder of fiscal 2009 to be below license revenue for fiscal 2008. Declines in license sales could also cause future declines in maintenance and consulting services revenue. If our customers further reduce or delay, or decide to forego, investments in our products, our revenue will likely decline further.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are not applicable.
(c) Stock Repurchases
(In thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May
	Total Number	Average	As Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased(1)	Per Share	Or Programs	Programs (2)

June 1, 2009 — June 30, 2009	1	$23.03	—	9,646
July 1, 2009 — July 31, 2009	66	$20.55	66	9,580
Aug. 1, 2009 — Aug. 31, 2009	0	—	—	9,580

Total	67	$20.57	66	9,580

(1)	498 shares were surrendered to us by employees in settlement of payroll withholding obligations relating to the vesting of restricted share awards.

(2)	In September 2008, our Board of Directors authorized, for the period from October 1, 2008 through September 30, 2009, the purchase of up to 10,000,000 shares of our common stock.
In September 2009, our Board of Directors authorized, for the period from October 1, 2009 through September 30, 2010, the purchase of up to 1,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash.

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

10.1*	Separation Agreement, dated June 30, 2009, between Progress Software Corporation and Joseph W. Alsop, former President and Chief Executive Officer

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Richard D. Reidy

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Norman R. Robertson

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: October 9, 2009	/s/ Richard D. Reidy
Richard D. Reidy
President and Chief Executive Officer (Principal Executive Officer)

Dated: October 9, 2009	/s/ Norman R. Robertson
Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: October 9, 2009	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)