Form 10-K
period 2009-11-30
PROGRESS SOFTWARE CORP /MA
filed 2010-01-29
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2009
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $895,000,000.
As of January 23, 2010, there were 41,269,000 common shares outstanding.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010 are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2009

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
Item 1. Business
Overview
We are a global enterprise software company that enables organizations to achieve higher levels of business performance by improving their operational responsiveness. Operational responsiveness is the ability of business processes and systems to respond to changing business conditions and customer interactions as they occur. We offer a portfolio of best-in-class, real-time business solutions providing visibility into business systems and processes, event processing to respond to business events that could affect performance, and business process management enabling businesses to continually improve business processes with no disruption to their business. We also provide enterprise data solutions (data access and integration) and application development platforms (for application development and management, and SaaS enablement). We maximize the benefits of operational responsiveness while minimizing information technology (IT) complexity and total cost of ownership.
For 2010 we have reorganized into three business units: Application Development Platforms, Enterprise Business Solutions and Enterprise Data Solutions. Our product lines comply with open standards, deliver high levels of performance and scalability and provide a low total cost of ownership. Our products are generally sold under perpetual licenses, but certain product lines and business activities also utilize a term or subscription licensing model.
Our Application Development Platforms business unit includes the OpenEdge product set which enables independent software vendors (ISVs) and end-user organizations to develop, deploy and manage sophisticated business applications in complex business environments. Our Orbix and ObjectStore products are also part of this business unit.
Our Enterprise Business Solutions business unit includes solutions that provide responsive integration, business transaction management and real-time business visibility, business event processing, and business process management. Products in this business unit include the Apama complex event processing platform, the Actional business transaction management platform, the recently acquired Savvion business process management suite, and Sonic integration products.
Our Enterprise Data Solutions business unit helps deliver operational responsiveness with the right information, in the right form, at the right time. This business unit includes solutions and products that provide data management, data integration, replication, caching, access, and security capabilities spanning multiple data sources. Enterprise Data Solutions enables enterprises to solve three important challenges: (1) access and integrate fragmented enterprise data and deliver actionable information in real time; (2) leverage mainframe data and applications with different architectures; and (3) connect applications on various platforms to numerous data sources. Products in this business unit include the Progress Data Services, Progress DataDirect Shadow and Progress DataDirect Connect.
Approximately half of our worldwide revenue is realized through relationships with indirect channel partners, principally application partners and original equipment manufacturers (OEMs). Application partners are ISVs that develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. These application partners sell business applications in diverse industries such as manufacturing, distribution, financial services, retail, government and health care. OEMs are companies that embed our products into their own software products or devices. We operate in North America, Latin America, Europe, Middle East, Africa (EMEA) and the Asia/Pacific region through local subsidiaries as well as independent distributors.
On January 8, 2010, we acquired Savvion, Inc., a privately held business enterprise software company based in Santa Clara, California, for approximately $49 million, net of cash acquired. Savvion is a provider of business process management software. The Savvion product set will become part of our Enterprise Business Solutions business unit.

Our Products
The following descriptions detail our significant products within each business unit:
Application Development Platforms business unit:
Progress® OpenEdge®
The Progress® OpenEdge® platform, with more than 60,000 customers worldwide, is a comprehensive platform for the rapid development and deployment of business applications that are standards-based and service-oriented. OpenEdge-based applications can be deployed and managed over many computer platforms as well as under a SaaS platform. OpenEdge provides a unified environment comprising development tools, application servers, application management tools, an embedded database, and the capability to connect and integrate with other applications and data sources. The primary products included in this product set are OpenEdge® Studio, OpenEdge® RDBMS, OpenEdge® Application Server, OpenEdge® DataServers, OpenEdge® Management and OpenEdge® Replication.
Progress® Orbix®
Progress® Orbix® is one of the market-leading implementations of CORBA and is embedded in telephone switches, online brokerage systems, multimedia news delivery, airline front desk systems, rail and road traffic control, large scale banking systems, credit card clearance, subway management and CAD systems. Orbix exemplifies our dedication to addressing high-end enterprise integration problems with standards-based solutions. Orbix is the enterprise CORBA product utilized by organizations when high performance, high availability, and security and systems management are critical. The primary products included in this product set are Orbix and Orbacus.
Progress® ObjectStore®
The Progress® ObjectStore® object data management system enables users to store data much faster than with a relational database management system or file-based storage system. The ObjectStore product provides transactional and high-availability features utilized in distributed enterprises, but with less code than traditional database technology. The ObjectStore product provides high-performance data management with faster time to market.
Enterprise Business Solutions business unit:
Progress® Sonic™
The Progress® Sonic™ product set helps IT organizations achieve broad-scale interoperability of IT systems and the flexibility to adapt these systems to rapidly changing business needs. Sonic products include an enterprise messaging system and one of the leading Enterprise Service Buses (ESB). Sonic products simplify the integration and flexible reuse of diverse and often proprietary business systems by manipulating them as modular, standards-based services, which can be rapidly combined to serve enterprises in new ways. Sonic ESB® provides reliable integration of a SOA that incorporates multiple sites or management domains. Unique clustering technology and Continuous Availability Architecture (CAA) ensure scalable processing that never loses messages and never goes down. Through patent-pending CAA, Sonic products can guarantee timely and continuous delivery of mission-critical business events. The unique capabilities of the Artix® product set, which was acquired as part of our acquisition of IONA Technologies PLC (IONA), are being combined into Sonic. The primary products included in this product set are Sonic ESB, SonicMQ®, Sonic Orchestration Server and Sonic WorkBench.
Progress® Actional®
Progress® Actional® provides operational and business visibility, root cause analysis, policy-based security and control of services in a heterogeneous environment. Actional can be used early in the lifecycle to enable pre-production teams to address service quality before runtime, and Actional’s comprehensive visibility and management tools can be efficiently applied to production applications. The primary products included in this product set are Actional Enterprise, Actional Diagnostics and Actional Application Development.

Progress® Apama®
Progress® Apama® is one of the leading platforms in capital markets for building high frequency trading applications. The Apama platform offers flexible and powerful complex event processing (CEP) capabilities and broad market connectivity. Apama also gives firms the tools for creating, testing and deploying unique strategies for low latency, high throughput applications including algorithmic trading, market aggregation, smart order routing, market surveillance and monitoring, and real-time risk management. CEP helps businesses achieve operational responsiveness by uncovering events or event patterns in data streams that signal new opportunities, critical threats, or changing conditions or factors that impact the organization. With Apama, business events can be correlated and analyzed across multiple data streams in real-time.
Savvion
Savvion BusinessManager™ is one of the leading business process management software products with tools that provide an efficient way for customers to drive business process innovation. Savvion provides customers the tools to create and optimize process-driven solutions and flexible interfaces to manage daily work with real-time visibility into business processes.
FUSE®
FUSE® is our open source family of distributed SOA infrastructure products for companies seeking an open source option for system integration and SOA implementation. The FUSE ESB is an open source product based on the Apache Software Foundation projects: ServiceMix, ActiveMQ, CXF, and Camel. FUSE Message Broker is an open source, standards-based enterprise messaging system that is based on Apache ActiveMQ. FUSE ESB, FUSE Message Broker and other FUSE offerings are certified releases of certain Apache projects.
Enterprise Data Solutions business unit:
Progress® DataDirect® Connect®
Progress® DataDirect® Connect® products provide data connectivity components that use industry-standard interfaces to connect applications running on various platforms to any major database. With components embedded in the products of over 250 software companies and in the applications of thousands of large enterprises, the DataDirect Connect product set is a global leader in the data connectivity market.
Progress® DataDirect® Shadow®
The Progress® DataDirect® Shadow® product is a multi-threaded, native runtime architecture and consolidated development environment providing a real-time foundation architecture for standards-based mainframe integration. The Shadow product supports Web services for SOA, real-time events for event-driven architecture, SQL for direct data access and transactional support and automatic presentation layer generation for extending screen-based applications to the Web. The primary products included in this product set are Shadow, Shadow z/Direct and Shadow z/Services.
Progress® Data Services
The Progress® Data Services product set provides data integration for distributed applications, delivering real-time transactional views of shared data in the form that applications need. The Progress DataXtend Semantic Integrator product offers a unique approach to the data management problems often associated with SOA, employing a common semantic data model to create sophisticated data transformations, enabling organizations to integrate heterogeneous data sources with no disruption to existing applications. The primary products included in this product set are DataXtend Semantic Integrator (SI), DataXtend CE and DataXtend RE.
Segments
In the fourth quarter of fiscal 2009, we reorganized into three business units, which meet the criteria for segment reporting, for fiscal 2010: (1) Application Development Platforms, which includes the OpenEdge, Orbix and ObjectStore products; (2) Enterprise Business Solutions, which includes the Apama, Sonic, Progress Actional and FUSE products; and (3) Enterprise Data Solutions, which includes the DataDirect Connect, DataDirect Shadow and Data Services products.
In fiscal 2009 we were organized in three business units which were reportable segments: (1) OpenEdge, which includes the OpenEdge products; (2) Enterprise Infrastructure, which includes the Apama, Sonic, Actional, Orbix and FUSE products; and (3) Data Infrastructure, which includes the DataDirect Connect, DataDirect Shadow, DataXtend and ObjectStore products. For financial information relating to business segments and international operations, see Note 12 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

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
For example, some of our newer products, such as the Actional, DataXtend and Apama product lines, require a higher level of development, distribution and support expenditures, on a percentage of revenue basis, than some of our other product lines. If revenue generated from these products grows as a percentage of our total revenue and if the expenses associated with these products do not decrease on a percentage of revenue basis, then our operating margins will be adversely affected.
Our product development staff consisted of 603 employees as of November 30, 2009. We have seven primary development offices in North America, four primary development offices in EMEA and one development office in India. We spent $93.3 million, $87.8 million and $80.3 million in fiscal years 2009, 2008 and 2007, respectively, on product development.
Customers
We globally market our products directly to end-users and through indirect channels, primarily application partners. Purchasers of our solutions and products through our direct sales force are generally either business managers or IT managers in corporations and government agencies. In addition, we market our DataDirect Connect and, to a lesser extent, products such as Sonic, ObjectStore and DataXtend to OEMs who embed and resell these products as part of an integrated solution. We use international distributors in certain countries where we do not have a direct presence. No single customer has accounted for more than 10% of our total revenue in any of our last three fiscal years.
Application Partners
Our application partners cover a broad range of markets, offer an extensive library of business applications and are a source of follow-on revenue. We have kept entry costs, consisting of primarily the initial purchase of development licenses, low to encourage a wide variety of application partners to build applications. If an application partner succeeds in marketing its applications, we obtain follow-on revenue as the application partner licenses our deployment products to allow its application to be installed and used by customers. We offer a subscription model alternative to the traditional perpetual license model for application partners who have chosen to enable their business applications under a SaaS platform.
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
Sales and Marketing
We sell our products and solutions through our direct sales force and through independent distributors in certain countries outside North America. We have sold our products to customers in over 180 countries. The sales, marketing and service groups are organized by direct and indirect channels and by region. We operate by region in the Americas, EMEA and Asia/Pacific. We believe that this structure allows us to maintain direct contact with our customers and support their diverse market requirements. Our international operations provide focused local sales and marketing efforts and are able to respond directly to changes in local conditions.
Sales personnel are responsible for developing new direct end-user accounts, recruiting new indirect channel partners, managing existing channel partner relationships and servicing existing customers. We actively seek to avoid conflict between the sales efforts of our application partners and our own direct sales efforts. We use our inside sales team to enhance our direct sales efforts and to generate new business and follow-on business from existing customers.

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
Customer Support
Our customer support staff provides telephone and Web-based support to application developers and end-users. Customers may purchase maintenance services entitling them to software updates, technical support and technical bulletins. First year maintenance and any subsequent annual renewals are not included with our products and are purchased separately. We provide support to customers primarily through our main regional customer support centers in Bedford, Massachusetts; Morrisville, North Carolina; Rotterdam, The Netherlands; and Melbourne, Australia. Local technical support for specific products is provided in certain other countries as well.
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
We compete in various markets with a number of entities including database vendors offering development tools in conjunction with their database systems, such as Microsoft Corporation, Oracle Corporation and IBM Corporation, as well as numerous enterprise application integration vendors, messaging vendors, event processing vendors and application development tools vendors. We believe that Oracle, Microsoft and IBM currently dominate the database market and that IBM currently dominates the messaging market. We do not believe that there is a dominant application development tools vendor, event processing vendor or integration infrastructure vendor. Some of our competitors have greater financial, marketing or technical resources than we have and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our revenue and market presence.
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
We seek to protect the source code of our products as trade secrets and as unpublished copyrighted works. We hold over 50 patents covering portions of our products. We also have approximately 50 patent applications for some of our other product technologies. Where possible, we seek to obtain protection of our product names and service offerings through trademark registration and other similar procedures throughout the world.
Actional, Apama, Artix, DataDirect, DataDirect Connect, DataDirect Connect64, DataDirect XML Converters, DataDirect XQuery, DataXtend, FUSE Mediation Router, FUSE Message Broker, FUSE Services Framework, IONA, ObjectStore, OpenEdge, Orbix, Progress, Progress DataXtend, Progress OpenEdge, Progress Software Developers Network, Progress Sonic, ProVision, SequeLink, Shadow, Sonic, Sonic ESB, SonicMQ, Stylus Studio, WebSpeed, and Xcalia (and design) are registered trademarks of Progress Software Corporation or one of our subsidiaries or affiliates in the United States and/or other countries. FUSE, OpenAccess, Orbacus, PSE Pro, and Shadow z/Direct are trademarks of Progress Software Corporation or one of our subsidiaries in the United States and/or other countries. Any other trademarks or trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.
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
Employees
As of November 30, 2009, we had 1,821 employees worldwide, including 639 in sales and marketing, 332 in customer support and services, 603 in product development and 247 in administration. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in those jurisdictions. We have experienced no work stoppages and believe our relations with employees are good.
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
Executive Officers of the Registrant
Information about our executive officers is incorporated by reference from Part III, Item 10 of this Annual Report.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.progress.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). The information posted on our website is not incorporated into this Annual Report.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.
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
Weakness in the U.S. and international economies may result in fewer sales of our products and may otherwise harm our business. We are subject to the risks arising from adverse changes in global economic conditions, especially those in the U.S., Europe and the Asia-Pacific region. Economic activity in the United States declined for much of calendar 2009 and macroeconomic conditions also have deteriorated worldwide in calendar 2009. If this economic weakness continues or worsens, customers may delay, reduce or forego technology purchases, both directly and through our application partners and OEMs. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations and financial condition.
Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. In the past few fiscal years, we have generated between 50% and 60% of our total revenue from sales outside North America. Political instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely influence our business. If customers’ buying patterns, such as decision-making processes, timing of expected deliveries and timing of new projects, unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results. Other potential risks inherent in our international business include:
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
Fluctuations in foreign currency exchange rates could have an adverse impact on our financial condition and results of operations. Changes in the value of these foreign currencies relative to the U.S. dollar may adversely affect our results of operations and financial position. We seek to reduce our exposure to fluctuations in foreign currency exchange rates by entering into foreign exchange option and forward contracts to hedge economically certain transactions of selected foreign currencies (mainly in Europe, Brazil, South Africa and the Asia Pacific region). Our currency hedging transactions may not be effective in reducing any adverse impact of fluctuations in foreign currency exchange rates. Further, the imposition of exchange or price controls or other restrictions on the conversion of foreign currencies could have a material adverse effect on our business.
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
We face various risks in connection with our acquisition of Savvion, Inc. On January 8, 2010, we acquired Savvion. We face various risks in connection with our acquisition of Savvion, including the effects of disruption from the transaction making it more difficult to maintain relationships with employees, licensees, other business partners or governmental entities, other business effects, including the effects of industry, economic or political conditions outside of our or Savvion’s control, transaction costs, actual or contingent liabilities, diversion of management, uncertainties as to whether anticipated synergies will be realized and uncertainties as to whether Savvion’s business will be successfully integrated with our business. Any one or more of these factors could have a material adverse effect on the combined business, our results of operations and our financial condition.
We expect to make additional acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition or results of operations. As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. If we are unable to identify and complete such acquisitions, we may not achieve our revenue or earnings targets. Any acquisitions we do complete involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition and operating results. The consideration we pay for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.
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

The segments of the software industry in which we participate are intensely competitive, and our inability to compete effectively would harm our business. We experience significant competition from a variety of sources with respect to the marketing and distribution of our products. Many of our competitors have greater financial, marketing or technical resources than we do and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our market presence or lead to downward pricing pressure. This is particularly the case with respect to our Sonic and Apama product lines.
In addition, the marketplace for new products is intensely competitive and characterized by low barriers to entry. For example, an increase in market acceptance of open source software may cause downward pricing pressures. As a result, new competitors possessing technological, marketing or other competitive advantages may emerge and rapidly acquire market share. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to deliver products that better address the needs of our prospective customers. Current and potential competitors also may be more successful than we are in having their products or technologies widely accepted. We may be unable to compete successfully against current and future competitors, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and operating results.
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
We have recently restructured our operations, which may not succeed in increasing revenues and operating results. In December 2009, we announced a series of initiatives to better position us for long-term growth and improved profitability. To execute these initiatives, we announced that we are restructuring our sales, development and marketing organizations as well as other functions to better optimize operations and to improve productivity and efficiency. As a result, during the first quarter of fiscal 2010, we will reduce our global workforce by approximately 230 to 260 positions, representing approximately 13 to 14 percent of our global workforce. This workforce reduction is from substantially all functional units and across all geographies in which we operate. Our ability to significantly reduce our current cost structure in any material respects through future restructurings may be difficult without fundamentally changing elements of our current business. If we are unable to generate increased revenues or control our operating expenses going forward, our results of operations will be adversely affected. Further, we could experience delays, business disruptions or unanticipated employee turnover in connection with the restructuring and other efficiency improvement activities, and there can be no assurance that the expected benefits of the restructuring will be realized.
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
Item 2. Properties
We own our principal administrative, sales, support, marketing, product development and distribution facilities, which are located in three buildings totaling approximately 258,000 square feet in Bedford, Massachusetts. In connection with the purchase of one of these buildings, we were required to assume the existing mortgage, which has a remaining principal balance of $1.0 million as of November 30, 2009. In addition, we maintain offices in leased facilities in approximately 24 other locations in North America and approximately 35 locations outside North America. The terms of our leases generally range from one to six years. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed.
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
Item 4. Submission of Matters to a Vote of Security Holders
We did not submit any matter to a vote of our shareholders during the fourth quarter of fiscal 2009.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the NASDAQ Global Select Market under the symbol PRGS.

Year Ended November 30,	2009		2008
	High	Low	High	Low

First Quarter	$21.28	$15.77	$34.00	$28.02
Second Quarter	23.06	14.69	31.23	27.70
Third Quarter	24.04	20.05	31.19	25.07
Fourth Quarter	25.23	20.87	30.05	17.20

We have not declared or paid cash dividends on our common stock and we do not plan to pay cash dividends to our shareholders in the near future. As of December 31, 2009, our common stock was held by approximately 4,000 shareholders of record or through nominee or street name accounts with brokers.

Information related to our repurchases of our common stock by month in the fourth quarter of fiscal 2009 is as follows:

(in thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased	per Share	or Programs	Programs (1)

September 2009	—	—	—	9,580
October 2009	3	$21.98	3	997
November 2009	—	—	—	997

Total	3	$21.98	3	997

(1)	In September 2008, the Board of Directors authorized, for the period from October 1, 2008 through September 30, 2009, the purchase of up to 10,000,000 shares of our common stock, of which 420,000 shares were purchased that period. In September 2009, the Board of Directors authorized, for the period from October 1, 2009 through September 30, 2010, the purchase of up to 1,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash.
Stock Performance Graph and Cumulative Total Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for each of the last five fiscal years ended November 30, 2009, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

* $100 invested on 11/30/04 in stock or index, including reinvestment of dividends.

November 30,	2004	2005	2006	2007	2008	2009

Progress Software Corporation	100.00	136.30	119.43	139.34	93.74	106.08
NASDAQ Composite	100.00	106.49	115.97	126.91	73.23	102.28
NASDAQ Computer	100.00	107.84	115.42	133.66	71.81	116.26

Item 6. Selected Financial Data
The following tables set forth selected financial data for the last five fiscal years.

(In thousands, except per share data)

Year ended November 30,	2009	2008	2007	2006	2005

Revenue	$494,137	$515,560	$493,500	$447,063	$405,376
Income from operations	51,132	64,383	57,216	40,943	59,950
Net income	32,755	46,296	42,280	29,401	46,257
Basic earnings per share	0.82	1.13	1.02	0.72	1.21
Diluted earnings per share	0.80	1.08	0.96	0.68	1.12
Cash and short-term investments	224,121	118,529	339,525	241,315	266,420
Total assets	798,850	752,370	761,828	670,239	561,715
Long-term debt, including current portion	1,022	1,352	1,657	1,938	2,200
Shareholders’ equity	555,452	481,452	517,874	444,564	374,004

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a global enterprise software company that enables organizations to achieve higher levels of business performance by improving their operational responsiveness. Operational responsiveness is the ability of business processes and systems to respond to changing business conditions and customer interactions as they occur. We offer a portfolio of best-in-class, real-time business solutions providing visibility into business systems and processes, event processing to respond to business events that could affect performance, and business process management enabling businesses to continually improve business processes with no disruption to their business. We also provide enterprise data solutions (data access and integration) and application development platforms (for application development and management, and SaaS enablement). We maximize the benefits of operational responsiveness while minimizing information technology (IT) complexity and total cost of ownership.
We derive a significant portion of our revenue from international operations. These operations are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar significantly impact our results of operations. In the first three quarters of fiscal 2008, the weakening of the U.S. dollar against most major currencies, primarily the euro and the British pound, positively affected the translation of our results into U.S. dollars. In the last quarter of fiscal 2008 and the first three quarters of fiscal 2009, the strengthening of the U.S. dollar against most major currencies negatively affected the translation of our results into U.S. dollars. In the fourth quarter of fiscal 2009, the weakening of the U.S. dollar against most major currencies positively affected the translation of our results into U.S. dollars.
The most significant challenge we faced in 2009 was the adverse global economic environment. In addition to the impact of changes in the value of currencies described above, the adverse global economic environment during 2009 also resulted in reductions in sales of our major products and professional services engagements.
In fiscal 2009 we were organized in three reportable segments: (1) OpenEdge, which includes the OpenEdge products; (2) Enterprise Infrastructure, which includes the Apama, Sonic, Actional, Orbix and FUSE products; and (3) Data Infrastructure, which includes the DataDirect Connect, DataDirect Shadow, Progress DataXtend and ObjectStore products. Our product lines are synonymous with our reportable segments or business units.
In the fourth quarter of fiscal 2009, we reorganized into three business units, which meet the criteria for segment reporting, for fiscal 2010: Application Development Platforms, Enterprise Business Solutions and Enterprise Data Solutions. See Item 1 in this Form 10-K for further description of our business units.
We did not make any acquisitions in fiscal 2009. In fiscal 2008, we completed the acquisitions of Xcalia SA (Xcalia) in February 2008, Mindreef, Inc. (Mindreef) in June 2008 and IONA in September 2008. Xcalia became part of our Data Infrastructure reportable segment and Mindreef and IONA became part of our Enterprise Infrastructure reportable segment. These acquisitions were designed to expand the size and breadth of our business and/or add complementary products and technologies to existing products. We did not make any acquisitions in fiscal 2007.
On January 8, 2010, we acquired Savvion, Inc., a privately held business enterprise software company based in Santa Clara, California, for approximately $49 million, net of cash acquired. Savvion is a provider of business process management software. The Savvion products will become part of our Enterprise Business Solutions segment. We expect to continue to pursue additional acquisitions during the remainder of fiscal 2010. Our acquisition strategy has been to expand our business and/or add complimentary products and technologies to our existing product sets.
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
We see the most significant risks for fiscal 2010 continuing to be the macroeconomic climate, which could cause our customers to delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us, and integration risk associated with our just completed acquisition of Savvion.
Results of Operations
The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of Total Revenue			Percentage Change

				2009	2008
				Compared	Compared
Year Ended November 30,	2009	2008	2007	to 2008	to 2007

Revenue:
Software licenses	36%	37%	38%	(9)%	3%
Maintenance and services	64	63	62	(1)	6

Total revenue	100	100	100	(4)	4

Costs of revenue:
Cost of software licenses	2	2	2	(18)	18
Cost of maintenance and services	13	13	14	(5)	1
Amortization of acquired intangibles for purchased technology	4	3	2	49	29

Total costs of revenue	19	18	18	1	6

Gross profit	81	82	82	(5)	4

Operating expenses:
Sales and marketing	37	38	39	(7)	2
Product development	19	17	16	6	9
General and administrative	12	12	12	(4)	(1)
Amortization of other acquired intangibles	2	1	1	41	(12)
Restructuring expenses	1	2	—	(25)	*
Impairment of goodwill	—	—	2	*	*
Acquisition-related expenses	—	—	—	*	*

Total operating expenses	71	70	70	(3)	3

Income from operations	10	12	12	(21)	13
Other income (expense), net	0	2	1	(100)	23

Income before provision for income taxes	10	14	13	(31)	14
Provision for income taxes	3	5	4	(34)	22

Net income	7%	9%	9%	(29)%	9%

*	not meaningful
Fiscal 2009 Compared to Fiscal 2008
Revenue. Our total revenue decreased 4% from $515.6 million in fiscal 2008 to $494.1 million in fiscal 2009. Total revenue would have increased by 1% if exchange rates had been constant in fiscal 2009 as compared to exchange rates in effect in fiscal 2008. Excluding the impact of changes in exchange rates, our revenue increased principally due to revenue derived from the products acquired as part of the acquisition of IONA, which are included in the Enterprise Infrastructure product line, partially offset by a decrease in the number of software licenses sold from our major products and professional services engagements as a result of the challenging global economic conditions in fiscal 2009. Revenue for the Enterprise Infrastructure product line included approximately $57 million for all of fiscal 2009 versus approximately $16 million for part of fiscal 2008 for products acquired as part of the acquisition of IONA. Changes in prices in fiscal 2009 from fiscal 2008 did not have a significant impact on our revenue. On a product line basis, our revenue declined in the OpenEdge and Data Infrastructure product lines, partially offset by an increase in our Enterprise Infrastructure product line.
Revenue from the OpenEdge product line decreased 17% from $331.4 million in fiscal 2008 to $275.9 million in fiscal 2009. Revenue from the Enterprise Infrastructure product line increased 50% from $85.4 million in fiscal 2008 to $128.2 million in fiscal 2009 as a result of the impact of the acquisition of IONA as described above. Revenue from the Data Infrastructure product line decreased 9% from $101.4 million in fiscal 2008 to $92.7 million in fiscal 2009. For an understanding of how our internal measure of product line revenue is determined see Note 12 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
Software license revenue decreased 9% from $192.2 million in fiscal 2008 to $175.6 million in fiscal 2009. Software license revenue would have decreased by 4% if exchange rates had been constant in fiscal 2009 as compared to exchange rates in effect in fiscal 2008. Excluding the impact of changes in exchange rates, the decrease in software license revenue was due to a decrease in sales within our OpenEdge and Data Infrastructure product lines, partially offset by an increase in our Enterprise Infrastructure product line. The Data Infrastructure and Enterprise Infrastructure product lines accounted for 46% of software license revenue in fiscal 2009 as compared to 43% in fiscal 2008. Software license revenue from both direct end users and indirect channels, primarily OpenEdge application partners, decreased in fiscal 2009 as compared to fiscal 2008.
Maintenance and services revenue decreased 1% from $323.3 million in fiscal 2008 to $318.6 million in fiscal 2009. Maintenance and services revenue would have increased by 4% if exchange rates had been constant in fiscal 2009 as compared to exchange rates in effect in fiscal 2008. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of an increase in our installed customer base, primarily from the acquisition of IONA, and renewal of maintenance contracts, partially offset by a 22% decrease in professional services revenue.
Total revenue generated in markets outside North America decreased 9% from $299.0 million in fiscal 2008 to $272.9 million in fiscal 2009 and represented 57% of total revenue in fiscal 2008 as compared to 55% in fiscal 2009. Total revenue generated in North America increased 2% from $216.6 million in fiscal 2008 to $221.2 million in fiscal 2009. Revenue from EMEA and Asia Pacific decreased by 11% and 3%, respectively, in fiscal 2009 as compared to fiscal 2008. This decline in revenue generated outside of North America was partially offset by a 3% increase in revenue from Latin America. The decrease in the percentage of business derived from international operations in fiscal 2009 is primarily the result of the negative impact of foreign exchange rates in fiscal 2009, partially offset by the success of our newer product lines. Total revenue generated in markets outside North America would have represented the same percentage of total revenue if exchange rates had been constant in fiscal 2009 as compared to the exchange rates in effect in fiscal 2008.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses decreased 18% from $9.5 million in fiscal 2008 to $7.8 million in fiscal 2009, and decreased as a percentage of software license revenue from 5% to 4%. The dollar decrease was primarily due to lower royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue may vary from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer support, education and consulting. Cost of maintenance and services decreased 5% from $69.3 million in fiscal 2008 to $66.0 million in fiscal 2009, and remained the same as a percentage of maintenance and services revenue at 21%. The dollar decrease in cost of maintenance and services was due to lower headcount costs and lower usage of third-party contractors for service engagements. Our customer support, education and consulting headcount decreased by 9% from the end of fiscal 2008 to the end of fiscal 2009.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to intangible assets for technology obtained in business combinations. Amortization of acquired intangibles for purchased technology increased 49% from $13.0 million in fiscal 2008 to $19.5 million in fiscal 2009. The increase was due to amortization expense associated with the acquisitions of Mindreef and IONA, which occurred in the second half of fiscal 2008.
Gross Profit. Our gross profit decreased 5% from $423.7 million in fiscal 2008 to $400.9 million in fiscal 2009. The gross profit percentage of total revenue decreased from 82% in fiscal 2008 to 81% in fiscal 2009. The decrease in our gross profit percentage was due to the increase in amortization expense of acquired intangibles for purchased technology as described above.
Sales and Marketing. Sales and marketing expenses decreased 7% from $195.9 million in fiscal 2008 to $182.2 million in fiscal 2009, and decreased as a percentage of revenue from 38% to 37%. The decrease in sales and marketing expenses was due to changes in foreign exchange rates and lower headcount costs resulting from the restructuring activities that occurred in the fourth quarter of fiscal 2008 and in the first quarter of fiscal 2009. Our sales support and marketing headcount decreased by 8% from the end of fiscal 2008 to the end of fiscal 2009.
Product Development. Product development expenses increased 6% from $87.8 million in fiscal 2008 to $93.3 million in fiscal 2009, and increased as a percentage of revenue from 17% to 19%. The dollar increase was primarily due to headcount-related expenses for the development teams from the Mindreef and IONA transactions, which occurred in the second half of fiscal 2008. There were no capitalized software development costs in either fiscal 2008 or fiscal 2009, due to the timing and stage of development of projects that might otherwise qualify for capitalization under our software capitalization policy. Our product development headcount increased 3% from the end of fiscal 2008 to the end of fiscal 2009.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased 4% from $62.1 million in fiscal 2008 to $59.6 million in fiscal 2009, and remained the same as a percentage of revenue at 12%. General and administrative expenses in fiscal 2008 include $3.0 million of professional services fees related to the investigation of our historical stock option grant practices and shareholder derivative lawsuits, which were resolved during fiscal 2009. In addition, the dollar decrease in fiscal 2009 compared to fiscal 2008 was due to lower headcount related expenses, partially offset by higher stock-based compensation related to the separation agreement we entered into with Joseph W. Alsop, our former chief executive officer. Our administrative headcount decreased by 13% from the end of fiscal 2008 to the end of fiscal 2009.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of other acquired intangibles increased 41% from $6.4 million in fiscal 2008 to $9.0 million in fiscal 2009. The increase in fiscal 2009 compared to fiscal 2008 was related to amortization expense associated with the acquisitions of Mindreef and IONA, which occurred in the second half of fiscal 2008.
Restructuring Expenses. During the fourth quarter of fiscal 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and our recent acquisitions. The total costs associated with the restructuring in fiscal 2008 was $6.9 million, primarily related to employee severance, termination costs of automobile leases for terminated employees and excess facilities costs for unused space.
During the first quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and our recent acquisitions. The total costs associated with the restructuring was $5.2 million in fiscal 2009, primarily related to employee severance and, to a lesser extent, termination costs of automobile leases for terminated employees and excess facilities costs for unused space.
Income from Operations. Income from operations decreased 21% from $64.4 million in fiscal 2008 to $51.1 million in fiscal 2009 and decreased as a percentage of total revenue from 12% to 10%. The decrease in fiscal 2009 as compared to fiscal 2008 was driven by the decrease in gross profit of 5% and additional expenses incurred as a result of our recent acquisitions. Our total headcount decreased 5% from the end of fiscal 2008 to the end of fiscal 2009.
Other Income. Other income decreased 100% from $9.6 million in fiscal 2008 to $0.1 million in fiscal 2009. The decrease was primarily due to a decrease in interest income resulting from lower interest rates and lower average cash and short-term investment balances, and higher foreign exchange losses.
Provision for Income Taxes. Our effective tax rate decreased from 37.5% in fiscal 2008 to 36.0% in fiscal 2009. The decrease in the effective tax rate in fiscal 2009 as compared to fiscal 2008 was primarily due to the distribution of income in non-U.S. jurisdictions with lower effective tax rates. See Note 10 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K for further information.
Fiscal 2008 Compared to Fiscal 2007
Revenue. Our total revenue increased 4% from $493.5 million in fiscal 2007 to $515.6 million in fiscal 2008. Total revenue would have increased by 2% if exchange rates had been constant in fiscal 2008 as compared to exchange rates in effect in fiscal 2007. Our revenue increased principally due to an increase in the number of software licenses sold and maintenance sales from our major products. Changes in prices in fiscal 2008 from fiscal 2007 did not have a significant impact on our revenue. On a product line basis, our revenue increased due to growth in the Enterprise Infrastructure and DataDirect product lines, partially offset by a decline in the OpenEdge product line. These product lines represented our business unit structure in fiscal 2008.

Revenue from the OpenEdge product line decreased 2% from $336.6 million in fiscal 2007 to $331.4 million in fiscal 2008. Revenue from the Enterprise Infrastructure product line increased 28% from $83.0 million in fiscal 2007 to $109.3 million in fiscal 2008. The Enterprise Infrastructure product line included the revenue from the products acquired as part of the acquisition of IONA (with such amount totaling approximately $16 million in fiscal 2008). Revenue from the DataDirect product line increased 5% from $73.9 million in fiscal 2007 to $77.5 million in fiscal 2008. For an understanding of how our internal measure of product line revenue is determined see Note 12 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
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
Maintenance and services revenue increased 6% from $306.4 million in fiscal 2007 to $323.3 million in fiscal 2008. Maintenance and services revenue would have increased by 4% if exchange rates had been constant in fiscal 2008 as compared to exchange rates in effect in fiscal 2007. The increase in maintenance and services revenue, excluding the impact of changes in exchange rates, was primarily the result of growth in our installed customer base, renewal of maintenance agreements, partially offset by a 6% decrease in professional services revenue.
Total revenue generated in markets outside North America increased 6% from $281.7 million in fiscal 2007 to $299.0 million in fiscal 2008 and represented 57% of total revenue in both fiscal 2007 and fiscal 2008. Total revenue generated in North America increased 2% from $211.8 million in fiscal 2008 to $216.6 million in fiscal 2009. Revenue from the three major regions outside of North America, consisting of EMEA, Latin America and Asia Pacific, each increased in fiscal 2008 as compared to fiscal 2007. Total revenue generated in markets outside North America would have represented 55% of total revenue if exchange rates had been constant in fiscal 2008 as compared to the exchange rates in effect in fiscal 2007. The increase in the percentage of business derived from international operations in fiscal 2008 is primarily the result of the positive impact of foreign exchange rates in fiscal 2008 and the success of our newer product lines.
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
Cost of Maintenance and Services. Cost of maintenance and services increased 1% from $68.6 million in fiscal 2007 to $69.3 million in fiscal 2008, but decreased as a percentage of maintenance and services revenue from 22% to 21%. The decrease in cost of maintenance and services as a percentage of maintenance and services revenue was due to a decrease in professional services revenue, which has a lower margin than maintenance revenue. The dollar increase in cost of maintenance and services was due to higher headcount-related expenses, partially offset by lower usage of third-party contractors. Our customer support, education and consulting headcount increased by 21% from the end of fiscal 2007 to the end of fiscal 2008.
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
Impairment of Goodwill. In the fourth quarter of fiscal 2007, an interim impairment test was performed as circumstances indicated that an impairment may have occurred in our EasyAsk reporting unit. Based on the interim impairment testing, it was determined that the EasyAsk reporting unit’s carrying value exceeded its fair value. As a result, we recorded an impairment loss of approximately $8.2 million, which was equal to the amount by which the carrying value of goodwill assigned to the EasyAsk reporting unit exceeded its implied fair value. No impairment of goodwill was recorded in any of our other reporting units as the fair values of our other reporting units exceeded their carrying values in fiscal 2007. In fiscal 2008, it was determined that no such impairments of goodwill existed.
Income from Operations. Income from operations increased 13% from $57.2 million in fiscal 2007 to $64.4 million in fiscal 2008 and remained the same as a percentage of total revenue at 12%. The increase in income from operations in fiscal 2008 as compared to fiscal 2007 was primarily due to revenue increasing at a faster rate than operating expenses.
Other Income. Other income increased 23% from $7.8 million in fiscal 2007 to $9.6 million in fiscal 2008. The increase was related to lower foreign exchange losses and an increase in interest income, primarily resulting from higher average interest rates, primarily from our ARS, and higher average cash and investment balances.
Provision for Income Taxes. Our effective tax rate increased from 35.0% in fiscal 2007 to 37.5% in fiscal 2008. The increase in the effective tax rate in fiscal 2008 as compared to fiscal 2007 was primarily due to lower amounts of tax-exempt interest income and the final phase-out of the extraterritorial income exclusion. See Note 10 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K for further information.
Liquidity and Capital Resources
At the end of fiscal 2009, our cash and short-term investments totaled $224.1 million. The increase of $105.6 million since the end of fiscal 2008 was primarily due to cash generated from operations, a reclassification of auction rate securities (ARS) to short-term investments from non-current assets (totaling approximately $18 million) and the effect of year-over-year period end changes in foreign exchange rates on cash balances. These ARS were acquired as part of the acquisition of IONA. As described below, we have reclassified these securities on the balance sheet from long-term investments to short-term investments because we have the option to sell these securities at par value beginning June 30, 2010. These ARS are classified as trading securities and all changes in the fair value are recognized in current period earnings.
In addition to the $224.1 million of cash and short-term investments, we had investments with a fair value of $40.7 million related to ARS that are classified as noncurrent. These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 6 to 37 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.

Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At November 30, 2008, our ARS investments totaled $72.4 million at par value. During fiscal 2009, noncurrent investments totaling $7.1 million were redeemed at par by the issuers and $17.9 million were reclassified as short-term investments, resulting in a net reduction of the par value of our ARS investments classified as long-term to $47.4 million. These ARS are classified as available-for-sale securities.
For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $40.7 million, and we recorded a mark-to-market adjustment in accumulated other comprehensive income of $6.7 million to reduce the value of our available-for-sale ARS investments.
With the exception of the ARS acquired as part of the acquisition of IONA, we will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as noncurrent on the balance sheet at November 30, 2009. Based on our cash and short-term investments balance and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the estimated recovery period, which we currently estimate to be two to five years. We also believe that based on the current credit rating of the security issuer and the third-party insurer underlying the investments, we will be able to collect contractual interest and principal payments and no loss due to credit exposure exists. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.
In November 2008, we accepted a settlement offer in the form of a rights offering from UBS Financial Services (UBS), the investment firm that brokered the original purchases of the ARS that we hold. The rights offering provides us with a put option to sell these securities at par value to UBS during a period beginning on June 30, 2010. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at its fair value of $1.6 million in our financial statements at November 30, 2009, and is accounted for separately from the associated securities. Changes in the fair value of the put option, based on the difference in value between the par value and the fair value of the associated ARS, are recognized in current period earnings.
We generated cash from operations of $62.8 million in fiscal year 2009, $87.2 million in fiscal year 2008, and $104.0 million in fiscal year 2007. The components of our cash flows from operations for fiscal years 2009, 2008 and 2007 are as follows:

(In thousands)

Year Ended November 30,	2009	2008	2007

Net income	$32,755	$46,296	$42,280
Depreciation, amortization and other noncash charges	61,942	49,432	58,675
Tax benefit (deficiency) from stock plans	(310)	1,123	1,614
Changes in operating assets and liabilities	(31,629)	(9,669)	1,438

Total	$62,758	$87,182	$104,007

The fluctuation in the change in operating assets and liabilities between fiscal 2008 and fiscal 2009 was primarily the result of payments of assumed liabilities acquired as part of the acquisition of IONA and differences in the timing of maintenance renewal billings. The fluctuation in the change in operating assets and liabilities between fiscal 2007 and fiscal 2008 was primarily the result of differences in the timing of maintenance renewal billings. Our gross accounts receivable increased by $3.8 million from the end of fiscal 2008. Days sales outstanding (DSO) in accounts receivable increased year over year by four days to 65 days at the end of fiscal 2009 as compared to 61 days at the end of fiscal 2008 and 62 days at the end of fiscal 2007. We target a DSO range of 60 to 80 days.
We purchased $7.4 million of property and equipment in fiscal year 2009, $8.2 million in fiscal year 2008 and $18.3 million in fiscal year 2007. The purchases in each fiscal year consisted primarily of computer equipment, software and building and leasehold improvements. We financed these purchases primarily from cash generated from operations.
We purchased and retired 276,000 shares of our common stock for $5.5 million in fiscal year 2009, 3,912,000 shares for $111.5 million in fiscal year 2008, and 1,290,000 shares for $38.0 million in fiscal year 2007. In September 2009, the Board of

Directors authorized, for the period from October 1, 2009 through September 30, 2010, the purchase of up to 1,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash.
We had no acquisitions in fiscal years 2009 and 2007. In fiscal year 2008, we completed three acquisitions at a total cost of $140.3 million, net of cash acquired. Each of these acquisitions was accounted for as a purchase, and accordingly, the results of operations of the acquired companies were included in our operating results from the date of acquisition. In each case, the purchase price was paid in cash from available funds. See Note 13 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K for further information
On January 8, 2010, we acquired Savvion, Inc., a privately-held company, for an aggregate purchase price of approximately $49 million, net of cash acquired. Savvion is a provider of business process management software. The Savvion product lines will become part of our Enterprise Business Solutions business unit. The acquisition will be accounted for as a purchase, and accordingly, the results of operations of Savvion will be included in our operating results from the date of acquisition. The purchase price was paid in cash from available funds.
We expect to continue to pursue additional acquisitions during the remainder of fiscal 2010. Our acquisition strategy has been to expand our business and/or add complimentary products and technologies to our existing product sets. To the extent that we complete any future acquisitions, our cash position could be reduced.
In December 2009, we announced a series of initiatives to better position us for long-term growth and improved profitability. To execute these initiatives, we announced that we are restructuring our sales, development and marketing organizations as well as other functions to better optimize operations and to improve productivity and efficiency. As a result, during the first quarter of fiscal 2010, we will have reduced our global workforce by approximately 230 to 260 positions, representing approximately 13 to 14 percent of our global workforce. This workforce reduction is from substantially all functional units and across all geographies in which we operate. We are also consolidating offices in various locations, including our offices in Nashua, New Hampshire and Dublin, Ireland during the first quarter of fiscal 2010. As a result of these workforce reductions and office consolidations, we currently expect to incur in the aggregate a pre-tax charge in the range of approximately $19 million to $23 million. The estimated aggregate charge consists of approximately $14 million to $18 million relating to our global workforce reduction, consisting primarily of severance and post-employment benefits, and approximately $5 million relating to our office consolidations. We expect to record this charge primarily in the first quarter of fiscal 2010. Substantially all of this charge will result in cash expenditures.
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
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, announced acquisitions, lease commitments, restructuring obligations, debt payments and other long-term obligations) through at least the next twelve months.
Revenue Backlog – Our aggregate revenue backlog at November 30, 2009 was approximately $186 million, of which $146 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At November 30, 2009, the remaining amount of backlog of approximately $40 million was composed of multi-year licensing arrangements of approximately $22 million and open software license orders received but not shipped of approximately $18 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
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
Contractual Obligations
The following table details our contractual obligations as of November 30, 2009:

(In thousands)

	Payments Due by Period

		Less than 1	1-3	3-5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-term debt	$1,022	$358	$664	$—	$—
Interest payment on long-term debt	117	69	48	—	—
Operating leases	47,631	16,097	22,359	8,640	535
Unrecognized tax benefits (1)	3,281	—	—	—	—

Total	$52,051	$16,524	$23,071	$8,640	$535

(1)	This liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability are not known. See Note 10 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K for additional information.
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
We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
Revenue Recognition — Our revenue recognition policy is significant because revenue is a key component affecting results of operations. In determining when to recognize revenue from a customer arrangement, we are often required to exercise judgment regarding the application of our accounting policies to a particular arrangement. For example, judgment is required in determining whether a customer arrangement has multiple elements. When such a situation exists, judgment is also involved in determining whether vendor-specific objective evidence (VSOE) of fair value for the undelivered elements exists. Such judgments can materially impact the amount of revenue that we record in a given period. While we follow specific and detailed rules and guidelines related to revenue recognition, we make and use significant management judgments and estimates in connection with the revenue recognized in any reporting period, particularly in the areas described above, as well as collectability. If management made different estimates or judgments, material differences in the timing of the recognition of revenue could occur.
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
Goodwill and Intangible Assets — We had goodwill and net intangible assets of $304.9 million at November 30, 2009. We assess the impairment of goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. When we evaluate potential impairments outside of our annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize either discounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine the fair value of our reporting units. The determination of reporting units also requires management judgment. We consider whether a reporting unit exists within a reportable segment based on the availability of discrete financial information that is regularly reviewed by segment management. We utilize undiscounted cash flows to determine the fair value of our intangible assets. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting — We had a net deferred tax asset of $41.6 million at November 30, 2009. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.
Management judgment is also required in evaluating whether a tax position taken or expected to be taken in a tax return, based on the weight of available evidence, indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. Management judgment is also required in measuring the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. If management made different estimates or judgments, material differences in the amount accrued for uncertain tax positions would occur.
Stock-Based Compensation — We record stock-based compensation expense based on the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. If management made different estimates or judgments, material differences in the amount of stock-based compensation would occur.
Investments in Debt Securities — We have approximately $56.9 million at fair value (par value of $65.2 million) in investments related to auction rate securities (ARS), of which $40.7 million are classified as noncurrent at November 30, 2009. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Based on the results of this assessment, we record either a mark-to-market adjustment in accumulated other comprehensive income or an other-than-temporary impairment charge in other income in our statement of operations. For ARS acquired as part of the acquisition of IONA and classified as trading securities, we record all changes in fair value in current period earnings. For further information regarding the ARS acquired as part of the acquisition of IONA, see Notes 2 and 3 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K. If we used different assumptions or the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of our available-for-sale ARS through an other-than-temporary impairment charge in current period earnings.
Restructuring Charges — We periodically record restructuring charges resulting from restructuring our operations (including consolidations and/or relocations of operations), changes to our strategic plan, or managerial responses to declines in demand, increasing costs, or other market factors. The determination of restructuring charges requires management judgment and may include costs related to employee benefits, such as costs of severance and termination benefits, and estimates of costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities charge, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed quarterly based on known real estate market conditions and the credit-worthiness of subtenants, and may result in revisions to established facility reserves.

Recent Accounting Pronouncements
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standards Codification™ (the Codification). The Codification is the official single source of authoritative U.S. generally accepted accounting principles (GAAP). All existing accounting standards are superseded and all other accounting guidance not included in the Codification will be considered non-authoritative. The Codification does not change GAAP. We adopted the Codification in the fourth quarter of fiscal 2009. The impact on our financial statements from the Codification adoption was limited to disclosures, as all references to previous authoritative accounting literature were superseded by the Codification.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued an accounting standard that provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of this standard. As required, we adopted this standard on December 1, 2009, and there was no impact from adoption on our consolidated financial statements.
Determination of the Useful Lives of Intangible Assets
In April 2008, the FASB issued a standard that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. We adopted this standard on December 1, 2009, and there was no impact from adoption on our consolidated financial statements.
Business Combinations
In December 2007, the FASB issued revised standards on business combinations and accounting and reporting of noncontrolling interests in consolidated financial statements. The revised standards will significantly change the financial accounting and reporting of business combination transactions. The most significant changes from current practice will require Companies to recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; with certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values; capitalize in-process research and development assets; expense acquisition-related transaction costs as incurred; and limit the capitalization of acquisition-related restructuring as of the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition. We adopted this standard on December 1, 2009, and believe this standard will have a material effect on the financial accounting for any acquisition completed after December 1, 2009.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.
Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. Our investments have an average remaining maturity of less than two years or interest-rate resets of less than 60 days and are primarily fixed-rate instruments. In addition, we have classified all of our debt securities as available-for-sale, except for certain ARS which are classified as trading. The available-for-sale classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date because changes in fair value due to market changes in interest rates are recorded on the balance sheet in accumulated other comprehensive income. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial. Additionally, see further discussion regarding market risks with our investments in ARS under Liquidity and Capital Resources in Item 7 of this Form 10-K.

We use derivative instruments to manage exposure to fluctuations in the values of foreign currencies, which exist as part of our on-going business operations. Certain assets and forecasted transactions are exposed to foreign currency risk. Our objective for holding derivatives is to eliminate or reduce the impact of foreign currency risk. We periodically monitor our foreign currency exposures to enhance the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, British pound, Brazilian real, Japanese yen, South African rand and Australian dollar. We do not enter into derivative instruments for speculative purposes, nor do we hold or issue any derivative instruments for trading purposes. We enter into certain derivative instruments that may not qualify for hedge accounting. Although the derivatives we have entered into do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk.
We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. All foreign currency option contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within one year. In fiscal 2009, losses of ($1.4) million on foreign currency option contracts, primarily representing premiums paid on expired contracts, were recorded in other income (expense), net in the statement of operations.
We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within 90 days. In fiscal 2009, gains of $4.2 million from realized net gains and changes in the fair value of our forward contracts were recognized in other income in the statement of operations, primarily offset by unrealized losses on the offsetting positions.
The table below details outstanding foreign currency forward and option contracts at November 30, 2009 where the notional amount is determined using contract exchange rates:

(In thousands)

	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$88,193	$(13)
Foreign currency forward contracts to purchase U.S. dollars	8,983	1
Foreign currency option contracts to purchase U.S. dollars	109,777	2,007

Total	$206,953	$1,995

There were no foreign currency option contracts outstanding at November 30, 2008. The table below details outstanding foreign currency forward contracts at November 30, 2008 where the notional amount is determined using contract exchange rates:

(In thousands)

	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$57,968	$(46)
Foreign currency forward contracts to purchase U.S. dollars	14,812	(180)

Total	$72,780	$(226)

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, MA
We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the “Company”) as of November 30, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and subsidiaries as of November 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2009, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
January 29, 2010

Consolidated Financial Statements
Consolidated Balance Sheets

(In thousands, except share data)
November 30,	2009	2008

Assets
Current assets:
Cash and equivalents	$175,873	$96,485
Short-term investments	48,248	22,044

Total cash and short-term investments	224,121	118,529
Accounts receivable (less allowances of $7,650 in 2009 and $7,944 in 2008)	98,872	94,795
Other current assets	20,193	18,664
Deferred tax assets	14,433	14,264

Total current assets	357,619	246,252

Property and equipment, net	59,625	63,147
Intangible assets, net	86,389	108,869
Goodwill	218,498	233,385
Deferred tax assets	30,638	29,618
Investments in auction rate securities	40,714	62,364
Other assets	5,367	8,735

Total	$798,850	$752,370

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$358	$330
Accounts payable	12,400	11,592
Accrued compensation and related taxes	44,472	46,001
Income taxes payable	4,082	3,926
Other accrued liabilities	24,369	43,750
Short-term deferred revenue	141,243	135,786

Total current liabilities	226,924	241,385

Long-term debt, less current portion	664	1,022

Long-term deferred revenue	4,511	7,957

Deferred tax liabilities	3,445	10,023

Other noncurrent liabilities	7,854	10,531

Commitments and contingencies (note 11)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none
Common stock, $.01 par value, and additional paid-in capital; authorized, 100,000,000 shares; issued and outstanding, 40,604,031 in 2009 and 39,903,717 in 2008	247,265	216,261
Retained earnings, including accumulated other comprehensive loss of $(3,385) in 2009 and $(14,033) in 2008	308,187	265,191

Total shareholders’ equity	555,452	481,452

Total	$798,850	$752,370

See notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)
Year Ended November 30,	2009	2008	2007

Revenue:
Software licenses	$175,566	$192,217	$187,080
Maintenance and services	318,571	323,343	306,420

Total revenue	494,137	515,560	493,500

Costs of revenue:
Cost of software licenses	7,776	9,536	8,050
Cost of maintenance and services	65,967	69,321	68,614
Amortization of acquired intangibles for purchased technology	19,459	13,032	10,092

Total costs of revenue	93,202	91,889	86,756

Gross profit	400,935	423,671	406,744

Operating expenses:
Sales and marketing	182,227	195,947	191,436
Product development	93,262	87,788	80,345
General and administrative	59,612	62,084	62,270
Amortization of other acquired intangibles	9,047	6,426	7,303
Restructuring expense	5,215	6,915	—
Impairment of goodwill	—	—	8,174
Acquisition-related expenses	440	128	—

Total operating expenses	349,803	359,288	349,528

Income from operations	51,132	64,383	57,216

Other income (expense):
Interest income and other	2,702	10,385	9,862
Foreign currency loss	(2,654)	(758)	(2,031)

Total other income, net	48	9,627	7,831

Income before provision for income taxes	51,180	74,010	65,047
Provision for income taxes	18,425	27,714	22,767

Net income	$32,755	$46,296	$42,280

Earnings per share:
Basic	$0.82	$1.13	$1.02
Diluted	$0.80	$1.08	$0.96

Weighted average shares outstanding:
Basic	40,103	41,035	41,554
Diluted	41,041	42,677	43,943

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands)
Year Ended November 30,	2009	2008	2007

Common stock and additional paid-in capital:
Balance, beginning of year	$216,261	$240,647	$197,748
Exercise of employee stock options	9,054	18,820	36,144
Issuance of stock under the employee stock purchase plan	5,740	6,685	6,248
Repurchase of common stock	(5,058)	(72,057)	(22,329)
Present value of payments for re-pricing of stock options	(42)	—	(2,604)
Stock-based compensation	21,536	19,318	20,878
Tax benefit (deficiency) from stock plans	(226)	2,848	4,562

Balance, end of year	247,265	216,261	240,647

Retained earnings:
Balance, beginning of year	265,191	277,227	246,816

Net income	32,755	46,296	42,280
Other comprehensive income:
Unrealized gains (losses) on investments	319	(4,685)	158
Translation adjustments	10,330	(14,181)	3,569

Comprehensive income	43,404	27,430	46,007

Adoption of FIN 48	—	(12)	—
Repurchase of common stock	(408)	(39,454)	(15,596)

Balance, end of year	308,187	265,191	277,227

Total shareholders’ equity	$555,452	$481,452	$517,874

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)
Year Ended November 30,	2009	2008	2007

Cash flows from operating activities:
Net income	$32,755	$46,296	$42,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	11,900	10,657	9,492
Impairment of certain ERP costs	—	—	2,388
Loss on disposal of property and equipment	—	—	173
Amortization of capitalized software costs	—	—	175
Amortization of intangible assets	28,506	19,457	17,395
Impairment of goodwill	—	—	8,174
Stock-based compensation	21,536	19,318	20,878
Tax benefit (deficiency) from stock plans	(226)	2,848	4,562
Excess tax benefit from stock plans	(84)	(1,725)	(2,948)
Allowances for accounts receivable	—	(205)	968
Deferred income taxes	(367)	(3,956)	(4,127)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	2,281	(3,828)	(8,255)
Other assets	(352)	7,268	973
Accounts payable and accrued expenses	(26,795)	(6,866)	(2,277)
Income taxes payable	3,300	(5,162)	1,350
Deferred revenue	(9,696)	3,080	12,806

Net cash provided by operating activities	62,758	87,182	104,007

Cash flows from investing activities:
Purchases of investments available-for-sale	(80,612)	(143,499)	(334,296)
Sales and maturities of investments available-for-sale	79,333	354,753	243,516
Purchases of property and equipment	(7,369)	(8,213)	(18,482)
Purchase of technology	—	—	(1,800)
Acquisitions, net of cash acquired and purchase price settlements	—	(140,283)	—
Increase in other noncurrent assets	(531)	(208)	(547)

Net cash provided by (used for) investing activities	(9,179)	62,550	(111,609)

Cash flows from financing activities:
Issuance of common stock	14,752	25,505	42,499
Repurchase of common stock	(5,466)	(111,511)	(38,031)
Excess tax benefit from stock plans	84	1,725	2,948
Payment of long-term debt	(330)	(305)	(281)

Net cash provided by (used for) financing activities	9,040	(84,586)	7,135

Effect of exchange rate changes on cash	16,769	(22,540)	7,897

Net increase in cash and equivalents	79,388	42,606	7,430
Cash and equivalents, beginning of year	96,485	53,879	46,449

Cash and equivalents, end of year	$175,873	$96,485	$53,879

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1: Nature of Business and Summary of Significant Accounting Policies
The Company
We are a global supplier of application infrastructure software and services for the development, deployment, integration and management of business applications. We develop, market and distribute our products to business, industry and governments worldwide. We also provide consulting, training and customer support services.
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
Basis of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries (all of which are wholly-owned). We eliminate all intercompany balances and transactions.
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
For foreign operations where the U.S. dollar is considered to be the functional currency, we translate monetary assets and liabilities into U.S. dollars at the exchange rate on the balance sheet date. We re-measure non-monetary assets and liabilities into U.S. dollars at historical exchange rates. We translate income and expense items at average rates of exchange prevailing during each period. We recognize translation adjustments currently as a component of foreign currency gain or loss in the statement of income.
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
A summary of activity in the allowances against accounts receivable is as follows:

(In thousands)
Year Ended November 30,	2009	2008	2007

Beginning balance	$7,944	$9,458	$8,549
Charged to (benefit to) costs and expenses	—	(205)	968
Write-offs and other	(1,029)	(406)	(364)
Translation adjustments	735	(903)	305

Ending balance	$7,650	$7,944	$9,458

Cash Equivalents and Investments
Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. We classify investments, which consist of auction rate securities, state and municipal obligations, U.S. government securities, certificates of deposit and corporate bonds and notes, as investments available-for-sale which are stated at fair value, except for certain student loan auction rate securities (ARS), which are classified as trading securities. We include aggregate unrealized holding gains and losses as a component of accumulated other comprehensive income in shareholders’ equity, except for certain ARS classified as trading, where unrealized gains and losses are recorded in current period earnings.
Supplemental Cash Flow Information
In fiscal years 2009, 2008 and 2007, we paid $16.5 million, $29.8 million and $21.7 million in income taxes, respectively, net of refunds received. In fiscal year 2008, we received refunds from the Internal Revenue Service (IRS) of $1.8 million related to the filing of original tax returns and amended tax returns from prior years. Refunds in fiscal years 2009 and 2007 were insignificant.
In each of the fiscal years 2009, 2008 and 2007, cash paid for interest on long-term debt totaled $0.1 million.
Concentration of Credit Risk
Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents, investments and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base.
Fair Value of Financial Instruments
The carrying amount of our cash and equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. We base the fair value of short-term investments on current market prices, with the exception of certain ARS classified as trading securities. The fair value of noncurrent investments, as well as certain ARS classified as trading securities in short-term investments, is based on discounted cash flow models (Note 2). The carrying value of the put option related to the ARS rights offering is based on the difference in value between the par value and the fair value of the associated ARS. The carrying value of long-term debt (Note 11) approximates its fair value. We measure and record derivative financial instruments at fair value (Note 4). We elect fair value measurement for certain financial assets on a case by case basis.
Derivative Instruments
We record all derivatives, whether designated in hedging relationships or not, on the balance sheet at fair value. We use derivative instruments to manage exposures to fluctuations in the value of foreign currencies, which exist as part of our on-going business operations. Certain assets and forecasted transactions are exposed to foreign currency risk. Our objective for holding derivatives is to eliminate or reduce the impact of these exposures. We periodically monitor our foreign currency exposures to enhance the overall economical effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, British pound, Brazilian real, Japanese yen and Australian dollar. We do not enter into derivative instruments for speculative purposes, nor do we hold or issue any derivative instruments for trading purposes.
We enter into certain derivative instruments that do not qualify for hedge accounting and are not designated as hedges. Although these derivatives do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of such derivative instruments that are not accounted for as hedges are recognized in earnings.
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
Product Development Costs
We expense product development costs as incurred. We did not capitalize any software development costs in fiscal years 2009, 2008 and 2007. All previously capitalized amounts were fully amortized as of the end of fiscal 2007.
Stock-based Compensation
Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally five years for options, and three years for restricted stock units and restricted stock awards.
Goodwill, Other Intangible Assets and Long-lived Assets
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. We evaluate goodwill or other intangible assets with indefinite useful lives, if any, for impairment annually or on an interim basis when events and circumstances arise that indicate an impairment may have occurred. To conduct these impairment tests of goodwill, we compare the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow models or other valuation models, such as comparative transactions and market multiples. During fiscal 2009 and fiscal 2008, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed. We perform our annual testing on December 15th of each year. In addition, there were no triggering events that required an interim impairment test in fiscal 2009.
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
We recognize and measure uncertain tax positions taken or expected to be taken in a tax return utilizing a two-step approach. We first determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is that we measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions in our provision for income taxes on our consolidated statements of income.
Comprehensive Income
The components of comprehensive income include, in addition to net income, unrealized gains and losses on investments and foreign currency translation adjustments.
Accumulated other comprehensive income (loss) is made up of the following components:

(In thousands)
November 30,	2009	2008

Cumulative translation adjustment	$870	$(9,459)
Accumulated unrealized losses on investments	(4,255)	(4,574)

Total accumulated comprehensive loss	$(3,385)	$(14,033)

The tax effect on accumulated unrealized losses on investments was $2.4 million and $2.7 million at November 30, 2009 and 2008, respectively.
Subsequent Events
We evaluated subsequent events through the date and time our consolidated financial statements were issued on January 29, 2010.
Recent Accounting Pronouncements
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standards Codification™ (the Codification). The Codification is the official single source of authoritative U.S. generally accepted accounting principles (GAAP). All existing accounting standards are superseded and all other accounting guidance not included in the Codification will be considered non-authoritative. The Codification does not change GAAP. We adopted the Codification in the fourth quarter of fiscal 2009. The impact on our financial statements from the Codification adoption was limited to disclosures, as all references to previous authoritative accounting literature were superseded by the Codification.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued an accounting standard that provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of this standard. As required, we adopted this standard on December 1, 2009, and there was no impact from adoption on our consolidated financial statements.

Determination of the Useful Lives of Intangible Assets
In April 2008, the FASB issued a standard that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. We adopted this standard on December 1, 2009, and there was no impact from adoption on our consolidated financial statements.
Business Combinations
In December 2007, the FASB issued revised standards on business combinations and accounting and reporting of noncontrolling interests in consolidated financial statements. The revised standards will significantly change the financial accounting and reporting of business combination transactions. The most significant changes from current practice will require Companies to recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; with certain exceptions, recognize preacquisition loss and gain contingencies at their acquisition-date fair values; capitalize in-process research and development assets; expense acquisition-related transaction costs as incurred; and limit the capitalization of acquisition-related restructuring as of the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of acquisition. We adopted this standard on December 1, 2009, and believe this standard will have a material effect on the financial accounting for any significant acquisitions completed after December 1, 2009.
Note 2: Investments
A summary of our investments by major security type at November 30, 2009 is as follows:

(In thousands)
	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

State and municipal bond obligations	$10,371	$272	$(3)	$10,640
US government and agency securities	11,072	—	—	11,072
Auction rate securities – municipal bonds	27,950	—	(4,205)	23,745
Auction rate securities – student loans	19,500	—	(2,531)	16,969
Certificates of deposit	11,653	—	(1)	11,652

Subtotal – available-for-sale securities	80,546	272	(6,740)	74,078

Put option related to ARS rights offering	—	1,596	—	1,596
Auction rate securities – student loans	17,740	—	(1,596)	16,144

Subtotal – trading securities	17,740	1,596	(1,596)	17,740

Total	$98,286	$1,868	$(8,336)	$91,818

Such amounts are classified on our balance sheet at November 30, 2009 as follows:

(In thousands)
	Cash	Short-term	Long-term
Security Type	Equivalents	Investments	Investments

State and municipal bond obligations	$—	$10,640	$—
US government and agency securities	2,500	8,572	—
Auction rate securities – municipal bonds	—	—	23,745
Auction rate securities – student loans	—	—	16,969
Certificates of deposit	356	11,296	—

Subtotal – available-for-sale securities	2,856	30,508	40,714

Put option related to ARS rights offering	—	1,596	—
Auction rate securities – student loans	—	16,144	—

Subtotal – trading securities	—	17,740	—

Total	$2,856	$48,248	$40,714

For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $40.7 million. We recorded a mark-to-market adjustment in accumulated other comprehensive income of $6.7 million to reduce the value of our available-for-sale ARS investments.
In November 2008, we accepted a settlement offer in the form of a rights offering from UBS Financial Services (UBS), the investment firm that brokered the original purchases of the ARS that we hold as a result of our acquisition of IONA Technologies PLC (IONA). The rights offering provides us with a put option to sell these securities at par value, which was $17.7 million at November 30, 2009, to UBS during a period beginning on June 30, 2010. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at its fair value of $1.6 million in our financial statements at November 30, 2009, and is accounted for separately from the associated securities. Changes in the fair value of the put option, based on the difference in value between the par value and the fair value of the associated ARS, are recognized in current period earnings.
With the exception of the ARS acquired as part of the acquisition of IONA as described above, we will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as noncurrent on the balance sheet at November 30, 2009. Based on our cash and short-term investments balance and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the estimated recovery period, which we currently estimate to be two to five years. We also believe that based on the current credit rating of the security issuer and the third-party insurer underlying the investments, we will be able to collect contractual interest and principal payments and no loss due to credit exposure exists. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.
A summary of our investments by major security type at November 30, 2008 is as follows:

(In thousands)
	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

State and municipal bond obligations	$16,903	$107	$(5)	$17,005
US government and agency securities	2,719	1	—	2,720
Auction rate securities – municipal bonds	33,891	—	(4,420)	29,471
Auction rate securities – student loans	20,804	—	(2,741)	18,063
Corporate bonds and notes	2,001	—	(2)	1,999

Subtotal – available-for-sale securities	76,318	108	(7,168)	69,258

Auction rate securities – student loans	18,000	—	(2,850)	15,150

Subtotal – trading securities	18,000	—	(2,850)	15,150

Total	$94,318	$108	$(10,018)	$84,408

Such amounts are classified on our balance sheet at November 30, 2008 as follows:

(In thousands)
	Short-term	Long-term
Security Type	Investments	Investments

State and municipal bond obligations	$17,005	$—
US government and agency securities	2,720	—
Auction rate securities – municipal bonds	16	29,455
Auction rate securities – student loans	304	17,759
Corporate bonds and notes	1,999	—

Subtotal – available-for-sale securities	22,044	47,214

Auction rate securities – student loans	—	15,150

Subtotal – trading securities	—	15,150

Total	$22,044	$62,364

The fair value of debt securities at November 30, 2009 and November 30, 2008, by contractual maturity, is as follows:

(In thousands)
November 30,	2009	2008

Due in one year or less (1)	$80,396	$78,168
Due after one year	9,826	6,240

Total	$90,222	$84,408

(1)	Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 6 to 37 years. With the exception of the trading ARS acquired as part of the acquisition of IONA which are subject to the UBS rights offering discussed above, we will not be able to access these funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer.
Investments with continuous unrealized losses for less than twelve months and twelve months or greater and their related fair values were as follows at November 30, 2009:

(In thousands)
		Less than		12 months
		12 months		or greater	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses

State and municipal bond obligations	$835	$(3)	$—	$—	$835	$(3)
US government and agency securities	—	—	—	—	—	—
Auction rate securities – municipal bonds	—	—	23,748	(4,205)	23,748	(4,205)
Auction rate securities – student loans	—	—	33,161	(4,127)	33,161	(4,127)
Certificates of deposit	109	(1)	—	—	109	(1)

Total	$944	$(4)	$56,909	$(8,332)	$57,853	$(8,336)

Investments with continuous unrealized losses for less than twelve months and twelve months or greater and their related fair values were as follows at November 30, 2008:

(In thousands)
		Less than		12 months
		12 months		or greater	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses

State and municipal bond obligations	$1,550	$(5)	—	—	$1,550	$(5)
US government and agency securities	—	—	—	—	—	—
Auction rate securities – municipal bonds	29,471	(4,420)	—	—	29,471	(4,420)
Auction rate securities – student loans	33,213	(5,591)	—	—	33,213	(5,591)
Corporate bonds and notes	1,999	(2)	—	—	1,999	(2)

Total	$66,233	$(10,018)	—	—	$66,233	$(10,018)

The unrealized losses associated with state and municipal obligations, certificates of deposit and corporate bonds and notes are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of November 30, 2009.

Note 3: Fair Value Measurements
The following table details the fair value measurements within the fair value hierarchy of our financial assets:

(In thousands)
		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Nov. 30,	Using Identical	Observable Inputs	Unobservable
Description	2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

State and municipal bond obligations	$10,640	$10,640	$—	$—
US government and agency securities	11,072	11,072	—	—
Auction rate securities – municipal bonds	23,745	—	—	23,745
Auction rate securities – student loans	33,113	—	—	33,113
Certificates of deposit	11,652	11,652	—	—
Put option related to ARS rights offering	1,596	—	—	1,596
Foreign exchange derivatives	(12)	—	(12)	—

Total	$91,806	$33,364	$(12)	$58,454

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
The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs:

(In thousands)
Level 3
Financial
Assets

Balance, December 1, 2008	$65,214
Redemptions	(7,200)
Unrealized gains included in accumulated other comprehensive income	440
Unrealized gain on ARS trading securities included in other income	1,254
Unrealized loss on put option related to ARS rights offering included in other income	(1,254)

Balance, Nov. 30, 2009	$58,454

Note 4: Derivative Instruments
We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. All foreign currency option contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within one year. In fiscal 2009, losses of ($1.4) million on foreign currency option contracts, primarily representing premiums paid on expired contracts, were recorded in other income (expense), net in the statement of operations.
We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within 90 days. In fiscal 2009, gains of $4.2 million from realized net gains and changes in the fair value of our forward contracts were recognized in other income in the statement of operations, primarily offset by unrealized losses on the offsetting positions.

The table below details outstanding foreign currency forward and option contracts at November 30, 2009 where the notional amount is determined using contract exchange rates:

(In thousands)
	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$88,193	$(13)
Foreign currency forward contracts to purchase U.S. dollars	8,983	1
Foreign currency option contracts to purchase U.S. dollars	109,777	2,007

Total	$206,953	$1,995

There were no foreign currency option contracts outstanding at November 30, 2008. The table below details outstanding foreign currency forward contracts at November 30, 2008 where the notional amount is determined using contract exchange rates:

(In thousands)
	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$57,968	$(46)
Foreign currency forward contracts to purchase U.S. dollars	14,812	(180)

Total	$72,780	$(226)

Note 5: Property and Equipment
Property and equipment consists of the following:

(In thousands)
November 30,	2009	2008

Computer equipment and software	$59,850	$56,693
Land, buildings and leasehold improvements	57,389	49,812
Furniture and fixtures	9,904	9,711

Total	127,143	116,216
Less accumulated depreciation and amortization	67,518	53,069

Property and equipment, net	$59,625	$63,147

Note 6: Intangible Assets and Goodwill
Intangible assets are composed of the following significant classes at November 30, 2009:

(In thousands)
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Purchased technology	$124,852	$61,190	$63,662
Customer-related and other	59,617	36,890	22,727

Total	$184,469	$98,080	$86,389

Intangible assets are composed of the following significant classes at November 30, 2008:

(In thousands)
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Purchased technology	$120,065	$41,984	$78,081
Customer-related and other	59,466	28,678	30,788

Total	$179,531	$70,662	$108,869

We amortize intangible assets assuming no expected residual value. The weighted average amortization period for all intangible assets is 6.6 years, including 6.5 years for purchased technology and 6.7 years for customer-related and other intangible assets. Amortization expense related to these intangible assets was $28.5 million, $19.5 million and $17.4 million in fiscal years 2009, 2008 and 2007, respectively. We estimate future amortization expense from intangible assets held as of November 30, 2009, to be $25.9 million, $19.1 million, $15.4 million, $8.9 million and $6.9 million in fiscal years 2010, 2011, 2012, 2013 and 2014, respectively.
Changes in the carrying amount of goodwill for fiscal year 2009 by segment, as reported for fiscal 2009, is as follows:

(In thousands)
		Acquisitions
	Balance	and Purchase			Balance
	Dec. 1,	Accounting		Translation	Nov. 30,
	2008	Adjustments	Write-down	Adjustments	2009

OpenEdge segment	$2,968	$—	—	$640	$3,608
Enterprise Infrastructure segment	123,617	(15,810)	—	—	107,807
Data Infrastructure segment	106,800	—	—	283	107,083

Total	$233,385	$(15,810)	—	$923	$218,498

The decrease in goodwill from the end of fiscal 2008 was primarily related to recognition of tax benefits, primarily net operating loss carry-forwards, changes to the tax attributes of certain items in the preliminary allocation of the purchase price and reductions in the value of assumed liabilities, primarily pre-acquisition contingencies and income taxes payable, from the acquisition of IONA in September 2008.
Changes in the carrying amount of goodwill for fiscal year 2008 by segment, as reported for fiscal 2008, is as follows:

(In thousands)
		Acquisitions and
	Balance	Purchase			Balance
	Dec. 1,	Accounting		Translation	Nov. 30,
	2007	Adjustments	Write-down	Adjustments	2008

OpenEdge and SOA	$30,269	$81,414	—	$(915)	$110,768
DataDirect	88,234	4,236	—	—	92,470
Other	30,554	—	—	(407)	30,147

Total	$149,057	$85,650	—	$(1,322)	$233,385

Note 7: Earnings Per Share
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, using the treasury stock method, and outstanding restricted and deferred stock units. The following table sets forth the calculation of basic and diluted earnings per share for each fiscal year:

(In thousands, except per share data)
Year Ended November 30,	2009	2008	2007

Net income	$32,755	$46,296	$42,280

Weighted average shares outstanding	40,103	41,035	41,554
Dilutive impact from common stock equivalents	938	1,642	2,389

Diluted weighted average shares outstanding	41,041	42,677	43,943

Basic earnings per share	$0.82	$1.13	$1.02

Diluted earnings per share	$0.80	$1.08	$0.96

Stock options to purchase approximately 6,382,000 shares, 3,440,000 shares and 2,379,000 shares of common stock were excluded from the calculation of diluted earnings per share in fiscal years 2009, 2008 and 2007, respectively, because these options were anti-dilutive.

Note 8: Shareholders’ Equity
Preferred Stock
Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. At November 30, 2009, our Board of Directors had not issued any series of preferred stock.
Common Stock
A summary of share activity is as follows:

(In thousands)
Year Ended November 30,	2009	2008	2007

Beginning balance	39,904	42,380	41,177
Shares issued	986	1,437	2,508
Shares repurchased and retired	(276)	(3,912)	(1,290)
Shares forfeited	(10)	(1)	(15)

Ending balance	40,604	39,904	42,380

In fiscal 2009, we issued 16,000 shares with a fair value of $0.4 million to non-employee members of the Board the Directors.
Common Stock Repurchases
In fiscal years 2009, 2008 and 2007, we purchased and retired 276,000 shares, 3,912,000 shares and 1,290,000 shares, respectively, of our common stock for $5.5 million, $111.5 million and $38.0 million, respectively. Included in the share repurchases for fiscal 2009 were 12,000 shares withheld from employees for payment of taxes totaling $0.3 million.
In September 2009, the Board of Directors authorized, for the period from October 1, 2009 through September 30, 2010, the purchase of up to 1,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash. There were 997,000 shares of common stock available for repurchase under this authorization at November 30, 2009.
Stock Options and Stock Awards
We currently have one shareholder-approved stock plan from which we can issue equity securities, including options, deferred stock awards and restricted stock. In fiscal 2008, our board of directors and shareholders approved the 2008 Stock Option and Incentive Plan, which replaced the 1992 Incentive and Nonqualified Stock Option Plan, the 1994 Stock Incentive Plan and the 1997 Stock Incentive Plan (collectively, the Previous Plans). The Previous Plans solely exist to satisfy outstanding options previously granted under these plans. The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units and stock appreciation rights. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. Options granted since fiscal 2005 generally vest over five years and have terms of seven years. A total of 25,340,000 shares are issuable under these plans, of which 383,000 shares were available for grant at November 30, 2009.
We have adopted two stock plans for which the approval of shareholders was not required: the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. The options granted since fiscal 2005 generally vest over five years and have terms of seven years. A total of 6,500,000 shares are issuable under the 2002 Plan, of which 611,000 shares were available for grant at November 30, 2009.

The 2004 Plan is reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. The options granted since fiscal 2005 generally vest over five years and have terms of seven years. A total of 1,000,000 shares are issuable under the 2004 Plan, of which 236,000 shares were available for grant at November 30, 2009.
A summary of stock option activity under all plans is as follows:

(In thousands, except per share data)
		Weighted Average
	Number	Exercise Price
	of Shares	Per Share

Options outstanding, December 1, 2008	9,769	$23.07
Granted	1,455	22.87
Exercised	(510)	17.76
Canceled	(605)	27.10

Options outstanding, November 30, 2009	10,109	$23.07

For various exercise price ranges, characteristics of outstanding and exercisable stock options at November 30, 2009 are as follows:

(Number of shares in thousands)
	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Number of	Average
Exercise Price:	Shares	Life (in years)	Exercise Price	Shares	Exercise Price

$12.06-18.75	2,194	2.79	$15.78	2,167	$15.77
19.25-21.50	1,987	5.16	20.09	1,232	20.38
21.86-23.48	1,943	4.50	22.28	1,252	22.35
23.90-29.94	2,154	5.04	26.89	1,068	27.15
30.71-32.40	1,831	3.86	31.36	1,389	31.27

$12.06-32.40	10,109	4.26	$23.07	7,108	$22.47

Options outstanding that have vested and that are expected to vest as of November 30, 2009 are as follows:

(In thousands, except per share data)
		Weighted
		Average	Weighted	Aggregate
	Outstanding	Remaining	Average	Intrinsic
	Options	Life (in years)	Exercise Price	Value (1)

Vested	7,108	3.65	$22.47	$24,760
Expected to vest	2,677	5.55	24.78	4,400

Total	9,785	4.17	$23.04	$29,160

(1)	The aggregate intrinsic value was calculated based on the difference between the closing price of our stock on November 30, 2009 of $24.08 and the exercise prices for all in-the-money options outstanding.

A summary of the status of our restricted stock awards at November 30, 2009 is as follows:

(In thousands, except per share data)
		Weighted Average
	Number	Grant date
	of Shares	Fair value

Restricted stock awards outstanding, December 1, 2008	16	$26.05
Granted	—	—
Vested	(3)	26.05
Canceled	(8)	26.05

Restricted stock awards outstanding, November 30, 2009	5	$26.05

The restricted stock awards vest semi-annually over a three-year period.
A summary of the status of our restricted stock units at November 30, 2009 is as follows:

(In thousands, except per share data)
		Weighted Average
	Number	Grant date
	of Shares	Fair value

Restricted stock units outstanding, December 1, 2008	—	—
Granted	364	$22.09
Issued	(68)	22.01
Canceled	(3)	22.01

Restricted stock units outstanding, November 30, 2009	293	$22.11

Each restricted stock unit represents one share of common stock. The restricted stock units vest semi-annually over a three-year period.
A summary of the status of our deferred stock units at November 30, 2009 is as follows:

(In thousands, except per share data)
		Weighted Average
	Number	Grant date
	of Shares	Fair value

Deferred stock units outstanding, December 1, 2008	47	$26.86
Granted	—	—
Issued	(12)	28.62

Deferred stock units outstanding, November 30, 2009	35	$26.29

Each deferred stock unit (DSU) represents one share of our common stock. All DSU grants have been made to non-employee members of our Board of Directors. The DSUs are fully vested on date of grant, but do not have voting rights and can only be converted into common stock when the recipient ceases being a member of the Board.
The fair value of outright stock awards, restricted stock awards, restricted stock units and DSUs is equal to the closing price of our common stock on the date of grant.

The following table provides the classification of stock-based compensation expense as reflected in our consolidated statements of income:

(In thousands)
Year Ended November 30,	2009	2008	2007

Cost of software licenses	$37	$72	$129
Cost of maintenance and services	948	1,170	1,518
Sales and marketing	5,830	6,982	7,979
Product development	4,041	4,588	5,083
General and administrative	10,680	6,506	8,175

Total stock-based compensation expense	21,536	19,318	22,884
Income tax benefit included in provision for income taxes	(5,163)	(4,632)	(5,728)

Total stock-based compensation expense, net of tax	$16,373	$14,686	$17,156

In fiscal 2009, we recognized stock-based compensation expense of $4.9 million in connection with two option modifications related to a Separation Agreement that we entered into with Joseph W. Alsop, our co-founder and former President and Chief Executive Officer. Pursuant to the Separation Agreement, Mr. Alsop’s employment with us terminated on June 30, 2009.
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
We estimated the fair value of options and employee stock purchase plan shares granted in fiscal years 2009, 2008 and 2007 on the measurement dates using the Black-Scholes option valuation model with the following weighted average assumptions:

Year Ended November 30,	2009	2008	2007

Stock Purchase Plan:
Expected volatility	30.7%	23.4%	25.4%
Risk-free interest rate	0.8%	4.1%	4.6%
Expected life in years	2.1	1.3	1.3
Expected dividend yield	None	None	None
Stock Options:
Expected volatility	26.9%	24.9%	26.5%
Risk-free interest rate	2.0%	2.9%	4.5%
Expected life in years	4.7	4.8	4.9
Expected dividend yield	None	None	None

For each option award, the expected life in years is based on historical exercise patterns and post-vesting termination behavior. Expected volatility is based on historical volatility of our stock, and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We do not currently pay cash dividends on our common stock and do not anticipate doing so for the foreseeable future. Accordingly, our expected dividend yield is zero.
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
Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2009, 2008 and 2007 was $6.34, $6.46 and $10.11 per share, respectively. We amortize the estimated fair value of options to expense over the vesting period. The weighted average estimated fair value for shares issued under our 1991 Employee Stock Purchase Plan (ESPP) in fiscal years 2009, 2008 and 2007 was $6.28, $7.24 and $7.04 per share, respectively. We amortize the estimated fair value of shares issued under the ESPP to expense over the vesting period using a graded vesting model.

Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.
Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $23.9 million at November 30, 2009. These costs are expected to be recognized over a weighted average period of 2.9 years.
During fiscal years 2009, 2008 and 2007 the following activity occurred under our plans:

(In thousands)
Year Ended November 30,	2009	2008	2007

Total intrinsic value of stock options on date exercised	$2,569	$14,462	$32,767
Total fair value of DSUs on date vested	—	695	872
Total fair value of restricted stock awards on date vested	82	—	2,083
Total fair value of restricted stock units on date vested	1,576	—	—

Employee Stock Purchase Plan
The Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase up to a maximum of 4,500,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27-month offering period comprised of nine three month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27-month offering period, subsequent to the purchase, the offering period is cancelled and the employee is entered into a new 27-month offering period with the then current market price as the new base price. We issued 380,000 shares, 301,000 shares and 292,000 shares with weighted average purchase prices of $15.12, $22.30 and $21.42 per share, respectively, in fiscal years 2009, 2008 and 2007, respectively. At November 30, 2009, approximately 590,000 shares were available and reserved for issuance under the ESPP.
Note 9: Retirement Plan
We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $4.0 million, $5.2 million and $5.5 million for fiscal years 2009, 2008 and 2007, respectively.
Note 10: Income Taxes
The components of pretax income are as follows:

(In thousands)
Year Ended November 30,	2009	2008	2007

United States	$32,279	$49,462	$50,485
Non-U.S.	18,901	24,548	14,562

Total	$51,180	$74,010	$65,047

The provisions for income taxes are comprised of the following:

(In thousands)
Year Ended November 30,	2009	2008	2007

Current:
Federal	$10,116	$20,131	$19,046
State	1,383	1,639	2,645
Foreign	7,293	9,900	5,203

Total current	18,792	31,670	26,894

Deferred:
Federal	1,948	(2,499)	(2,896)
State	(36)	(454)	(215)
Foreign	(2,279)	(1,003)	(1,016)

Total deferred	(367)	(3,956)	(4,127)

Total	$18,425	$27,714	$22,767

The tax effects of significant items comprising our deferred taxes are as follows:

(In thousands)
November 30,	2009	2008

Deferred tax assets:
Accounts receivable	$1,541	$1,911
Other current assets	1,119	410
Capitalized research costs	4,122	5,546
Accrued compensation	1,903	2,804
Accrued liabilities and other	9,454	17,059
Deferred revenue	2,976	1,061
Stock-based compensation	12,973	9,609
Tax credit and loss carryforwards	40,582	34,791

Gross deferred tax assets	74,670	73,191
Valuation allowance	(21,668)	(21,100)

Total deferred tax assets	53,002	52,091

Deferred tax liabilities:
Goodwill	(8,181)	(4,414)
Depreciation and amortization	(3,195)	(13,818)

Total deferred tax liabilities	(11,376)	(18,232)

Total	$41,626	$33,859

The valuation allowance primarily applies to net operating loss carryforwards, unutilized tax credits and capital loss carryforwards in jurisdictions or under conditions where realization is not assured. The increase in the valuation allowance during fiscal 2009 and fiscal 2008 primarily related to either the creation or acquisition of net operating loss carryforwards or excess tax credits.
At November 30, 2009, we have net operating loss carryforwards of $53.7 million expiring on various dates through 2026 and $29.3 million that may be carried forward indefinitely. At November 30, 2009, we have tax credit carryforwards of approximately $11.8 million expiring on various dates through 2029 and $0.6 million that may be carried forward indefinitely.

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

Year Ended November 30,	2009	2008	2007

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differences	(1.7)	1.7	1.5
State income taxes, net	1.7	1.7	2.4
Research credits	(3.7)	(2.3)	(2.6)
Tax-exempt interest	(0.5)	(2.7)	(4.6)
Nondeductible stock-based compensation	5.2	3.2	3.3
Other	0.0	0.9	0.0

Total	36.0%	37.5%	35.0%

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in income tax benefits being recognized in the period when we determine the liabilities are no longer necessary.
A reconciliation of the balance of our unrecognized tax benefits is as follows:

(In thousands)
November 30,	2009	2008

Beginning balance	$4,784	$4,367
Tax position related to current year	—	325
Settlements with tax authorities	(1,323)	(1,112)
Tax positions acquired	—	1,204
Lapses due to expiration of the statute of limitations	(180)	—

Ending balance	$3,281	$4,784

We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. In fiscal years 2009 and 2008, we included $0.2 million and $0.5 million, respectively, of estimated interest and penalties in the provision for income taxes. We had accrued $0.9 million of estimated interest and penalties at the end of each of November 30, 2009 and November 30, 2008.
We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be principally offset by foreign tax credits. Cumulative undistributed foreign earnings were approximately $31.5 million at November 30, 2009.
During fiscal 2009, we settled our appeal with the Internal Revenue Service related to audits for periods through fiscal 2005 with no material impact to our consolidated financial statements. State taxing authorities are currently examining our income tax returns for years through fiscal 2008. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal 2004, and we are no longer subject to audit for those periods.
Tax authorities for certain non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits, none of which are material to our balance sheet, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2003.
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
Future principal and interest payments are as follows:

(In thousands)
	Principal	Interest

2010	$358	$69
2011	388	39
2012	276	9

Total	$1,022	$117

Leasing Arrangements
We lease certain facilities and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2009:

(In thousands)

2010	$16,097
2011	12,435
2012	9,924
2013	5,757
2014	2,883
Thereafter	535

Total	$47,631

Total rent expense, net of sub-rental income which is insignificant, under operating lease arrangements was approximately $12.4 million, $11.2 million and $11.5 million in fiscal years 2009, 2008 and 2007, respectively.
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

Note 12: Business Segments and International Operations
Operating segments as defined under GAAP are components of an enterprise about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. We base our segment information on a management approach which utilizes our internal reporting structure and we disclose revenue and operating income based upon internal accounting methods. Our chief operating decision maker is our Chief Executive Officer.
In fiscal 2009 we were organized in three business units which were reportable segments: (1) OpenEdge, which includes the OpenEdge products; (2) Enterprise Infrastructure, which includes the Apama, Sonic, Actional, Orbix and FUSE products; and (3) Data Infrastructure, which includes the DataDirect Connect, DataDirect Shadow, DataXtend and ObjectStore products. Our product lines are synonymous with our reportable segments or business units.
In the fourth quarter of fiscal 2009, we reorganized into three business units, which meet the criteria for segment reporting, for fiscal 2010: (1) Application Development Platforms, which includes the OpenEdge, Orbix and ObjectStore products; (2) Enterprise Business Solutions, which includes the Apama, Sonic, Progress Actional and FUSE products; and (3) Enterprise Data Solutions, which includes the DataDirect Connect, DataDirect Shadow, DataXtend and data services platform products. We will report our segment results under this structure in the first quarter of fiscal 2010.
We do not manage our assets, capital expenditures, other income or provision for income taxes by segment. We manage such items on a consolidated company basis.
The following table provides revenue and income from operations from our reportable segments:

(In thousands)
Year Ended November 30,	2009	2008	2007

Revenue:
OpenEdge segment	$275,893	$331,425	$336,542
Enterprise Infrastructure segment	128,170	85,430	59,560
Data Infrastructure segment	92,745	101,401	97,398
Reconciling items	(2,671)	(2,696)	—

Total	$494,137	$515,560	$493,500

Income (loss) from operations:
OpenEdge segment	$142,953	*	*
Enterprise Infrastructure segment	(28,942)	*	*
Data Infrastructure segment	(4,655)	*	*
Reconciling items	(58,224)	*	*

Total	$51,132	*	*

*	We did not include prior year comparisons for income from operations as it is not practical to restate the fiscal 2007 and 2008 data into the fiscal 2009 structure or the fiscal 2009 data into the fiscal 2007 and 2008 structure.
The reconciling items within revenue represent purchase accounting adjustments for deferred revenue related to acquisitions, as such amounts are not deducted from internal measurements of segment revenue. Amounts included under reconciling items within income from operations represent amortization of acquired intangibles, stock-based compensation, restructuring and acquisition-related expenses, purchase accounting adjustments for deferred revenue and certain unallocated administrative expenses.
Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from external customers by revenue type is as follows:

(In thousands)
Year Ended November 30,	2009	2008	2007

Software licenses	$175,566	$192,217	$187,080
Maintenance	279,138	272,532	252,562
Consulting and education	39,433	50,811	53,858

Total	$494,137	$515,560	$493,500

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

(In thousands)
Year Ended November 30,	2009	2008	2007

North America	$221,173	$216,574	$211,782
EMEA	208,002	234,037	225,164
Latin America	33,884	32,902	29,158
Asia Pacific	31,078	32,047	27,396

Total	$494,137	$515,560	$493,500

Revenue from the United Kingdom totaled $57.9 million, $68.8 million and $72.0 million for fiscal years 2009, 2008 and 2007, respectively. No other country outside of the United States accounted for more than 10% of our consolidated total revenue in any year presented. Long-lived assets totaled $55.3 million, $60.4 million and $60.2 million in the United States and $9.7 million, $8.6 million and $10.6 million outside of the United States at the end of fiscal years 2009, 2008 and 2007, respectively. No individual country outside of the United States accounted for more than 10% of our consolidated long-lived assets. Long-lived assets exclude goodwill and intangible assets, which are not allocated to specific geographies as it is impracticable to do so.
Note 13: Business Combinations
On January 8, 2010, we acquired all of the equity interests in Savvion, Inc., a privately-held company, for an aggregate purchase price of approximately $49 million, net of cash acquired. Savvion is a provider of business process management software. The Savvion product lines will become part of our Enterprise Business Solutions business unit. The acquisition will be accounted for as a purchase, and accordingly, the results of operations of Savvion will be included in our operating results from the date of acquisition. The purchase price was paid in cash from available funds.
Fiscal 2008 Transactions:
•	On February 5, 2008, we acquired, through a wholly-owned subsidiary, the stock of Xcalia SA (Xcalia) for a cash payment of $4.9 million, net of cash acquired. Xcalia is a leader in providing data access and integration for service oriented architectures. The purpose of the acquisition was to expand the product offerings within the Data Infrastructure product line. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Xcalia in our operating results from February 5, 2008, the date of acquisition. In addition, we paid direct transaction costs related to this acquisition of $0.9 million. We paid the purchase price in cash from available funds.

•	On June 13, 2008, we acquired substantially all of the assets and assumed certain liabilities of Mindreef, Inc. (Mindreef) for a cash payment of $6.0 million, net of cash acquired. Mindreef develops and sells quality assurance and validation solutions for SOA deployments. The purpose of the acquisition was to expand the capabilities of our Actional product set, which is included in our Enterprise Infrastructure product line. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Mindreef in our operating results from June 13, 2008, the date of acquisition. In addition, we paid direct transaction costs related to this acquisition of $0.2 million. We paid the purchase price in cash from available funds.

•	On September 12, 2008, we completed the acquisition of IONA Technologies PLC (IONA) for $4.05 per share in cash, representing a cash payment of approximately $125.1 million, net of cash acquired. IONA is a provider of SOA infrastructure products and services. The purpose of the acquisition was to broaden our Enterprise Infrastructure product line. We accounted for the acquisition as a purchase and accordingly, we included the results of operations of IONA in our operating results from September 12, 2008, the date of acquisition. In addition, we paid direct transaction costs related to this acquisition of $3.2 million. We paid the purchase price in cash from available funds.

The final allocation of the purchase prices, on an aggregate basis, was as follows:

(In thousands)
Total

Cash and short-term investments	$28,562
Accounts receivable	5,625
Property and equipment	1,776
Investments in auction rate securities	17,000
Deferred tax assets	4,945
Other assets	3,437
Acquired intangible assets (assigned lives of 1 to 8 years)	77,120
Goodwill (tax deductible)	2,051
Goodwill (not deductible for tax purposes)	67,789
Accounts payable and other liabilities	(32,366)
Deferred revenue	(9,120)

Total	166,819
Less: cash acquired	(26,536)

Net cash paid	$140,283

The value of the intangible assets acquired as part of the acquisition of IONA was $52.2 million for purchased technology and $16.9 million for customer-related and other intangibles with a weighted average amortization period of 7.3 years and 7.0 years for each class of intangible assets, respectively. The value of goodwill (not deductible for tax purposes) associated with the acquisition of IONA was $63.4 million.
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

In connection with certain of the above acquisitions, we established reserves for exit costs related to facilities closures and related costs and employee severance included as part of the purchase price allocation. The amounts included under cash disbursements are net of proceeds received from sublease agreements. A summary of activity is as follows:

(In thousands)
	Facilities Closures	Employee Severance
	and Related Costs	And Related Benefits	Total

Balance, December 1, 2006	$1,564	—	$1,564
Reversal of previously established reserve	(365)	—	(365)
Cash disbursements	(863)	—	(863)

Balance, November 30, 2007	336	—	336
Establishment of reserve related to IONA	7,617	$3,172	10,789
Cash disbursements	(560)	(1,987)	(2,547)

Balance, November 30, 2008	7,393	1,185	8,578
Adjustment to previously established reserve	201	—	201
Cash disbursements	(2,475)	(1,185)	(3,660)
Other	700	—	700

Balance, November 30, 2009	$5,819	$—	$5,819

Adjustments to reserves have been recorded due to changes in estimates related to facilities related expenses. The amounts included in the Other category represent rent accretion and foreign currency translation adjustments. The balance of the facilities closures and related costs is expected to be paid over a period of time ending in 2013.
For the restructuring reserve described above the short-term portion is included in other accrued liabilities and the long-term portion is included in other non-current liabilities on the balance sheet at November 30, 2009.
Note 14: Restructuring Charge
Q1 2009 Restructuring Plan
During the first quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and recent acquisitions. The total expected costs associated with the restructuring aggregated to $5.2 million, of which $1.0 million remained to be paid at November 30, 2009. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of income. The excess facilities and other costs represent termination costs of automobile leases for employees that have been terminated and excess facilities costs for unused space. As described in Note 12, restructuring charges are not allocated to segments, but managed on a consolidated company basis.
Q4 2008 Restructuring Plan
During the fourth quarter of fiscal 2008, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and recent acquisitions. The total expected costs associated with the restructuring aggregated to $6.6 million, of which $0.1 million remained to be paid at November 30, 2009. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of income. The excess facilities and other costs represent termination costs of automobile leases for employees that have been terminated and excess facilities costs for unused space.

A summary of the combined activity for the above-mentioned restructuring actions is as follows:

(In thousands)
	Excess Facilities	Employee Severance
	and Other Costs	and Related Benefits	Total

Balance, December 1, 2007	$—	$—	$—
Establishment of reserve related to restructuring	676	6,239	6,915
Cash disbursements	—	(748)	(748)

Balance, November 30, 2008	676	5,491	6,167
Establishment of reserve related to Q1 2009 restructuring	394	5,280	5,674
Adjustments to reserve related to Q4 2008 restructuring	(356)	102	(254)
Adjustments to reserve related to Q1 2009 restructuring	83	(288)	(205)
Cash disbursements related to Q4 2008 restructuring	(271)	(5,808)	(6,079)
Cash disbursements related to Q1 2009 restructuring	(160)	(4,957)	(5,117)
Translation adjustments	6	432	438

Balance, November 30, 2009	$372	$252	$624

Adjustments to reserves have been recorded due to changes in estimates related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of income. The balance of the employee severance and related benefits will be paid in fiscal 2010. The balance of the excess facilities and related costs is expected to be paid over a period of time ending in fiscal 2010.
In December 2009, we announced a series of initiatives to better position us for long-term growth and improved profitability. To execute these initiatives, we announced that we are restructuring our sales, development and marketing organizations as well as other functions to better optimize operations and to improve productivity and efficiency. As a result, during the first quarter of fiscal 2010, we will reduce our global workforce by approximately 230 to 260 positions, representing approximately 13 to 14 percent of our global workforce. This workforce reduction is from substantially all functional units and across all geographies in which we operate. We are also consolidating offices in various locations, including our offices in Nashua, New Hampshire and Dublin, Ireland during the first quarter of fiscal 2010. As a result of these workforce reductions and office consolidations, we currently expect to incur in the aggregate a pre-tax charge in the range of approximately $19 million to $23 million. The estimated aggregate charge consists of approximately $14 million to $18 million relating to our global workforce reduction, consisting primarily of severance and post-employment benefits, and approximately $5 million relating to our office consolidations. We expect to record this charge primarily in the first quarter of fiscal 2010. Substantially all of this charge will result in cash expenditures.
Note 15: Selected Quarterly Financial Data (unaudited)

(In thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009:
Revenue	$120,860	$117,047	$119,433	$136,797
Gross profit	96,482	94,454	96,907	113,092
Income from operations	4,719	11,541	9,092	25,780
Net income	3,652	6,906	5,521	16,676
Diluted earnings per share	0.09	0.17	0.13	0.40
Basic earnings per share	0.09	0.17	0.14	0.41
2008:
Revenue	$121,567	$127,942	$126,620	$139,431
Gross profit	98,957	105,246	103,885	115,583
Income from operations	17,148	20,604	18,107	8,524
Net income	12,836	14,471	12,537	6,452
Diluted earnings per share	0.29	0.33	0.30	0.16
Basic earnings per share	0.30	0.35	0.31	0.16

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of disclosure controls and procedures
Our management maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.
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
In connection with our review of our second quarter fiscal 2009 financial results, we determined that we did not have adequate operation of internal controls to ensure the accurate and complete accumulation of information used to report the statement of cash flows on a timely basis. We believe that the design of the existing financial close and reporting review controls in place was adequate, but more specific review procedures intended to identify errors in the data accumulation process did not operate effectively which resulted in the material weakness. Due to such factors, we do not believe that the material weakness existed prior to the second quarter of fiscal 2009. As a result of this material weakness, an error was identified after financial information was reported in our fiscal second quarter press release, but was corrected prior to filing our Form 10-Q for the three month period ended May 31, 2009.
The error resulted in a reclassification of amounts reported as net cash provided by operating activities of $12.9 million, and an increase in the net cash provided by investing activities and amounts reported related to the effect of exchange rate changes on cash by an aggregate offsetting amount. The error did not impact our total cash and equivalents as of any reported date or the total changes in cash and equivalents for the period.
During the third quarter of fiscal 2009, we enacted our remediation plan. In order to ensure that the review controls operate as designed, we implemented various enhancements to the existing review control structure to remediate the material weakness. Such enhancements ensure that the review procedures around data accumulation are operating effectively and included improving internal communication and additional cross checking and data validation via a reconciliation spreadsheet.
As of November 30, 2009 we have gathered sufficient evidence, based upon the frequency and timing of the operation of these review enhancements, to provide us with reasonable assurance regarding the reliability of the data used in our cash flow and a more detailed overall review of our financial statements. Based on the sufficient evidence gathered, Management considers the material weakness surrounding the accurate and complete accumulation of information used to report the statement of cash flows on a timely basis remediated as of November 30, 2009.
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
Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of November 30, 2009, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of November 30, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(d) Changes in internal control over financial reporting
No changes in our internal control over financial reporting occurred during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, MA
We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the “Company”) as of November 30, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended November 30, 2009 and our report dated January 29, 2010 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
January 29, 2010

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after November 30, 2009.
The following information is provided with respect to the members of our Board of Directors.
Barry N. Bycoff
Executive Chairman
Progress Software Corporation
Ram Gupta
Former President and Chief Executive Officer
CAST Iron Systems, Inc.
Charles F. Kane
President and Chief Operating Officer
One Laptop Per Child
David A. Krall
Executive Chairman
QSecure, Inc.
Michael L. Mark
Lead Independent Director
Progress Software Corporation
Richard D. Reidy
President and Chief Executive Officer
Progress Software Corporation
The following table sets forth certain information regarding our executive officers.

Name	Age	Position

Barry R. Bycoff	61	Executive Chairman of the Board

Richard D. Reidy	50	President and Chief Executive Officer and Director

Joseph A. Andrews	53	Vice President, Human Resources

John Bates	39	Chief Technology Officer and Head of Corporate Development

David A. Benson	50	Senior Vice President and Chief Information Officer

Gary G. Conway	56	Senior Vice President and Chief Marketing Officer

James D. Freedman	61	Senior Vice President and General Counsel

John P. Goodson	45	Vice President and General Manager, Enterprise Data Solutions

David G. Ireland	63	Executive Vice President and General Manager, Application Development Platforms

Christopher Larsen	51	Senior Vice President, Global Field Operations

Norman R. Robertson	61	Senior Vice President, Finance and Administration and Chief Financial Officer

Kenneth W. Rugg	45	Vice President and General Manager, Enterprise Business Solutions
Mr. Bycoff became our Executive Chairman in March 2009 and has been a director since March 2007. From May 2005 to July 2007, Mr. Bycoff was a venture partner of Pequot Ventures, the venture capital arm of Pequot Capital Management, Inc. and from July 1996 to November 2004, Mr. Bycoff was Chairman and CEO of Netegrity, Inc.
Mr. Reidy has been President and Chief Executive Officer since March 2009. Prior to that time, Mr. Reidy was Chief Operating Officer from September 2008 to March 2009. Prior to that time, he was Executive Vice President, a position he assumed in December 2007. Prior to December 2007, Mr. Reidy was President, DataDirect Technologies Division. Mr. Reidy joined us in 1985.
Mr. Andrews has been Vice President, Human Resources since he joined us in February 1997.
Dr. Bates has been Chief Technology Officer and Head of Corporate Development since December 2009. Prior to that time, Dr. Bates was Vice President and General Manager, Apama Division from July 2007 to November 2009. Prior to that time, he was Vice President, Apama Products. Dr. Bates co-founded Apama Limited, a predecessor company acquired by Progress, in 1995.
Mr. Benson joined us in June 2009 as Senior Vice President and Chief Information Officer. Prior to joining us, Mr. Benson served as Senior Vice President, Chief Information Officer for News Corporation, a diversified media and entertainment company, from May 2003 to August 2008.
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
Mr. Goodson has been a Vice President and General Manager since December 2007. In his current capacity, Mr. Goodson is responsible for our Enterprise Data Solutions business unit. Prior to December 2007, Mr. Goodson was Vice President, Product Operations, for DataDirect Technologies Division. Mr. Goodson joined DataDirect Technologies Limited, a predecessor company acquired by Progress, in 1992.
Mr. Ireland has been Executive Vice President since December 2007. In his current capacity, he is responsible for our Application Development Platform business unit. Prior to December 2007, Mr. Ireland was President, Progress OpenEdge Division. Mr. Ireland joined us in 1997.
Mr. Larsen joined us in September 2009 as Senior Vice President, Global Field Operations. Prior to joining us, Mr. Larsen served as President and Chief Operating Officer of Allegro Development, a provider of energy trading risk management software, from January 2008 until January 2009. Prior to that time, Mr. Larsen was Executive Vice President of Global Field Operations at TIBCO Software, an enterprise software company, from September 2003 to April 2007.
Mr. Robertson has been Senior Vice President, Finance and Administration and Chief Financial Officer since 2000. Mr. Robertson joined us in 1996.
Mr. Rugg has been a Vice President and General Manager since December 2007. In his current capacity, Mr. Rugg is responsible for the Enterprise Business Solutions business unit. Prior to December 2007, Mr. Rugg was Vice President, Product Development for the ObjectStore and Real Time divisions. Prior to that time, Mr. Rugg joined eXcelon Corporation, a predecessor company acquired by Progress, in 1992.
Item 11. Executive Compensation
The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010, which will be filed with the SEC not later than 120 days after November 30, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010, which will be filed with the SEC not later than 120 days after November 30, 2009.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2009 is as follows:
(In thousands, except per share data)

	Number of		Weighted-average	Number of
	Securities to be		Exercise	Securities
	Issued Upon		Price of	Remaining
	Exercise of		Outstanding	Available
	Outstanding		Options,	For
	Options, Warrants		Warrants	Future
Plan Category	and Rights		and Rights	Issuance

Equity compensation plans approved by shareholders (1)	7,372	(2)	$23.11	1,018	(3)
Equity compensation plans not approved by shareholders (4)	2,737		22.95	849

Total	10,109		$23.07	1,867

(1)	Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, 2008 Stock Option and Incentive Plan and 1991 Employee Stock Purchase Plan (ESPP).

(2)	Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)	Includes 590,000 shares available for future issuance under the ESPP.

(4)	Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010, which will be filed with the SEC not later than 120 days after November 30, 2009.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010, which will be filed with the SEC not later than 120 days after November 30, 2009.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents Filed as Part of this Annual Report on Form 10-K
1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
–	Report of Independent Registered Public Accounting Firm

–	Consolidated Balance Sheets as of November 30, 2009 and 2008

–	Consolidated Statements of Income for the years ending November 30, 2009, 2008 and 2007

–	Consolidated Statements of Shareholders’ Equity for the years ending November 30, 2009, 2008 and 2007

–	Consolidated Statements of Cash Flows for the years ending November 30, 2009, 2008 and 2007

–	Notes to Consolidated Financial Statements
2.	Financial Statement Schedules
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
2.2	Implementation Agreement, dated as of June 25, 2008, by and among IONA Technologies PLC, SPK Acquisitions Limited and, with respect to Section 7.4 and Section 7.7 only, Progress Software Corporation (1)

3.1	Restated Articles of Organization, as amended (2)

3.2	By-Laws, as amended and restated (3)

4.1	Specimen certificate for the Common Stock (4)

10.1*	1992 Incentive and Nonqualified Stock Option Plan

10.2*	1994 Stock Incentive Plan

10.3*	1997 Stock Incentive Plan, as amended and restated (5)

10.4*	Employee Retention and Motivation Agreement as amended and restated, executed by each of the Executive Officers (6)

10.5*	2002 Nonqualified Stock Plan, as amended and restated (7)

10.6*	2004 Inducement Stock Plan, as amended and restated (8)

10.7*	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (9)

10.8*	Progress Software Corporation 2008 Stock Option and Incentive Plan (10)

10.9*	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Incentive Plan (11)

10.10*	Progress Software Corporation Corporate Executive Bonus Plan (12)

10.11*	Progress Software Corporation 2009 Fiscal Year Director Compensation Program, as amended (13)

10.13*	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Incentive Plan (14)

10.14*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Incentive Plan (Initial Grant) (15)

10.15*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Incentive Plan (Annual Grant) (16)

10.16.1*	Employment Letter Agreement, dated May 12, 2009, by and between Progress Software Corporation and Barry N. Bycoff regarding the terms of Mr. Bycoff’s employment as Executive Chairman of the Board of Directors of Progress Software Corporation (17)

10.16.2*	Letter Agreement, dated January 15, 2010, by and between Progress Software Corporation and Barry N. Bycoff regarding the extension of Mr. Bycoff’s employment as Executive Chairman of the Board of Directors of Progress Software Corporation

10.17*	Employment Letter, dated as of May 12, 2009, between Progress Software Corporation and Richard D. Reidy (18)

10.18*	Amended and Restated Employee Retention and Motivation Agreement, dated as of October 13, 2009, by and between Progress Software Corporation and Richard D. Reidy (19)

10.19*	Severance Agreement, dated as of October 13, 2009, between Progress Software Corporation and Richard D. Reidy (20)

10.20*	Separation Agreement, dated as of June 30, 2009, between Progress Software Corporation and Joseph W. Alsop (21)

10.21*	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Incentive Plan

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Richard D. Reidy

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Norman R. Robertson

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed June 26, 2008.

(2)	Incorporated by reference to Exhibit 3.1 of Form 8-K filed May 1, 2006.

(3)	Incorporated by reference to Exhibit 3.1 of Form 8-K filed September 22, 2008.

(4)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed May 1, 2006.

(5)	Incorporated by reference to Appendix B to our definitive Proxy Statement filed March 27, 2007.

(6)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 6, 2009.

(7)	Incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K for the year ended November 30, 2008.

(8)	Incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K for the year ended November 30, 2008.

(9)	Incorporated by reference to Appendix A to our definitive Proxy Statement filed April 10, 2009.

(10)	Incorporated by reference to Appendix A to our definitive Proxy Statement filed March 24, 2008.

(11)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 28, 2008.

(12)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(13)	Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.

(14)	Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 28, 2008

(15)	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 28, 2008.

(16)	Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 28, 2008.

(17)	Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.

(18)	Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.

(19)	Incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on October 19, 2009.

(20)	Incorporated by reference to Exhibit 10.2 of Form 8-K/A filed on October 19, 2009.

(21)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended August 30, 2009.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of PSC participates
(c) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of January, 2010.

PROGRESS SOFTWARE CORPORATION
By:	/s/ RICHARD D. REIDY
Richard D. Reidy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. REIDY	President, Chief Executive Officer and Director	January 29, 2010
Richard D. Reidy	(Principal Executive Officer)

/s/ NORMAN R. ROBERTSON	Senior Vice President, Finance and	January 29, 2010
Norman R. Robertson	Administration and Chief Financial Officer (Principal Financial Officer)

/s/ DAVID H. BENTON, JR.	Vice President and Corporate Controller	January 29, 2010
David H. Benton, Jr.	(Principal Accounting Officer)

/s/ BARRY N. BYCOFF	Executive Chairman of the Board	January 29, 2010
Barry N. Bycoff

/s/ RAM GUPTA	Director	January 29, 2010
Ram Gupta

/s/ CHARLES F. KANE	Director	January 29, 2010
Charles F. Kane

/s/ DAVID A .KRALL	Director	January 29, 2010
David A. Krall

/s/ MICHAEL L. MARK	Director	January 29, 2010
Michael L. Mark