Form 10-Q
period 2010-02-28
PROGRESS SOFTWARE CORP /MA
filed 2010-04-09
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 28, 2010
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
Yes ☐  No ☑
As of March 31, 2010, there were 42,172,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2010

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited)

(In thousands)	February 28, 2010	November 30, 2009

Assets
Current assets:
Cash and equivalents	$179,164	$175,873
Short-term investments	31,403	48,248

Total cash and short-term investments	210,567	224,121
Accounts receivable, net	96,000	98,872
Other current assets	28,220	20,193
Deferred income taxes	14,985	14,433

Total current assets	349,772	357,619

Property and equipment, net	57,783	59,625
Acquired intangible assets, net	108,324	86,389
Goodwill	235,835	218,498
Deferred income taxes	34,276	30,638
Long-term investments and other	44,858	46,081

Total	$830,848	$798,850

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$365	$358
Accounts payable	10,976	12,400
Accrued compensation and related taxes	32,903	44,472
Income taxes payable	1,652	4,082
Other accrued liabilities	43,793	24,369
Short-term deferred revenue	157,739	141,243

Total current liabilities	247,428	226,924

Long-term debt, less current portion	604	664

Long-term deferred revenue	3,679	4,511

Deferred income taxes	3,275	3,445

Other non-current liabilities	8,808	7,854

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 41,346 shares in 2010 and 40,604 shares in 2009	268,073	247,265
Retained earnings, including accumulated other comprehensive losses of $(8,080) in 2010 and $(3,385) in 2009	298,981	308,187

Total shareholders’ equity	567,054	555,452

Total	$830,848	$798,850

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)	Three Months Ended
	Feb. 28, 2010	Feb. 28, 2009

Revenue:
Software licenses	$47,117	$45,852
Maintenance and services	80,430	75,008

Total revenue	127,547	120,860

Costs of revenue:
Cost of software licenses	1,989	2,317
Cost of maintenance and services	16,914	17,333
Amortization of acquired technology intangibles	5,098	4,728

Total costs of revenue	24,001	24,378

Gross profit	103,546	96,482

Operating expenses:
Sales and marketing	43,206	44,315
Product development	23,387	24,919
General and administrative	12,782	14,575
Amortization of other acquired intangibles	2,364	2,366
Restructuring expense	25,771	5,478
Acquisition-related expenses	415	110

Total operating expenses	107,925	91,763

Income (loss) from operations	(4,379)	4,719

Other income:
Interest income and other	1,481	1,073
Foreign currency gain	1,275	156

Total other income	2,756	1,229

Income (loss) before provision for income taxes	(1,623)	5,948
Provision for (benefit from) income taxes	(617)	2,296

Net income (loss)	$(1,006)	$3,652

Earnings (loss) per share:
Basic	$(0.02)	$0.09
Diluted	$(0.02)	$0.09

Weighted average shares outstanding:
Basic	41,079	39,941
Diluted	41,079	40,521

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)	Three Months Ended
	Feb. 28, 2010	Feb. 28, 2009

Cash flows from operating activities:
Net income (loss)	$(1,006)	$3,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,079	2,619
Amortization of acquired intangible assets	7,462	7,094
Stock-based compensation	4,557	3,816
Deferred income taxes	(210)	(821)
Tax benefit from stock plans	1,640	(104)
Excess tax benefit from stock plans	(740)	—
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	3,522	(3,721)
Other current assets	(723)	3,366
Accounts payable and accrued liabilities	6,725	(22,377)
Income taxes payable	(9,361)	(6,386)
Deferred revenue	19,303	17,253

Net cash provided by operating activities	34,248	4,391

Cash flows from investing activities:
Purchases of investments available for sale	(4,622)	(1,791)
Sales and maturities of investments available for sale	19,768	20,336
Redemptions of auction rate securities	2,250	—
Purchases of property and equipment	(1,502)	(2,056)
Acquisitions	(49,086)	—
Increase in other non-current assets	90	(191)

Net cash provided by (used for) investing activities	(33,102)	16,298

Cash flows from financing activities:
Issuance of common stock	21,117	1,357
Excess tax benefit from stock plans	740	—
Payment of long-term debt	(88)	(80)
Repurchase of common stock	(10,010)	(1,712)

Net cash provided by (used for) financing activities	11,759	(435)

Effect of exchange rate changes on cash	(9,614)	(1,789)

Net increase in cash and equivalents	3,291	18,465
Cash and equivalents, beginning of period	175,873	96,485

Cash and equivalents, end of period	$179,164	$114,950

See notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
Note 1: Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.
We have made no significant changes in the application of our significant accounting policies other than required changes that were disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.
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
We evaluated subsequent events through the date and time our condensed consolidated financial statements were issued.
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

Note 3: Earnings (Loss) Per Share
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, using the treasury stock method, and outstanding dilutive restricted and deferred stock units. The following table provides the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)
	Three Months Ended
	Feb. 28, 2010	Feb. 28, 2009

Net income (loss)	$(1,006)	$3,652

Weighted average shares outstanding	41,079	39,941
Dilutive impact from outstanding stock awards	—	580

Diluted weighted average shares outstanding	41,079	40,521

Earnings (loss) per share:
Basic	($0.02)	$0.09
Diluted	($0.02)	$0.09

We excluded stock awards representing approximately 7,788,000 shares of common stock from the calculation of diluted earnings per share in the first quarter of fiscal 2009 because these awards were anti-dilutive. We excluded all outstanding stock awards from the calculation of diluted earnings per share for the first quarter of fiscal 2010 as the impact would have been anti-dilutive as we were in an overall net loss position.
Note 4: Stock-based Compensation
Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally five years for options and three years for restricted stock units and restricted stock awards.
The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations:

(In thousands)
	Three Months Ended
	Feb. 28, 2010	Feb. 28, 2009

Cost of software licenses	$9	$12
Cost of maintenance and services	254	237
Sales and marketing	1,578	1,488
Product development	1,107	944
General and administrative	1,283	1,135
Restructuring	326	—

Total stock-based compensation expense	$4,557	$3,816

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
Our federal income tax returns are closed by statute for all years prior to fiscal 2005 and we are no longer subject to audit for those periods. State taxing authorities are currently examining our income tax returns for years through fiscal 2008. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal 2004. Tax authorities for certain non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits, none of which are material to our balance sheet, cash flows or statements of operations. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2003.
We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.
Note 6: Investments
A summary of our investments by major security type at February 28, 2010 is as follows:

(In thousands)
	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

State and municipal bond obligations	$10,114	$290	$—	$10,404
US government and agency securities	9,999	—	—	9,999
Auction rate securities — municipal bonds	27,600	—	(4,263)	23,337
Auction rate securities — student loans	19,300	—	(2,757)	16,543
Certificates of deposit	2,716	—	—	2,716

Subtotal — available-for-sale securities	69,729	290	(7,020)	62,999

Put option related to ARS rights offering	—	1,530	—	1,530
Auction rate securities — student loans	16,025	—	(1,530)	14,495

Subtotal — trading securities	16,025	1,530	(1,530)	16,025

Total	$85,754	$1,820	$(8,550)	$79,024

Such amounts are classified on our balance sheet at February 28, 2010 as follows:

(In thousands)
	Cash	Short-term	Long-term
Security Type	Equivalents	Investments	Investments

State and municipal bond obligations	$—	$10,404	$—
US government and agency securities	7,500	2,499	—
Auction rate securities — municipal bonds	—	—	23,337
Auction rate securities — student loans	—	—	16,543
Certificates of deposit	241	2,475	—

Subtotal — available-for-sale securities	7,741	15,378	39,880

Put option related to ARS rights offering	—	1,530	—
Auction rate securities — student loans	—	14,495	—

Subtotal — trading securities	—	16,025	—

Total	$7,741	$31,403	$39,880

For each of the auction rate securities (ARS) classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $39.9 million, and we recorded a temporary impairment charge in accumulated other comprehensive income of $7.0 million to reduce the value of our available-for-sale ARS investments.
In November 2008, we accepted a settlement offer in the form of a rights offering from UBS Financial Services (UBS), the investment firm that brokered the original purchases of the $16.0 million par value of ARS that we hold as a result of our acquisition of IONA Technologies PLC. The rights offering provides us with a put option to sell these securities at par value to UBS during a period beginning on June 30, 2010. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at its fair value of $1.5 million in our financial statements at February 28, 2010, and is accounted for separately from the associated securities. Changes in the fair value of the put option, based on the difference in value between the par value and the fair value of the associated ARS, are recognized in current period earnings. We have elected to measure the put option at fair value and subsequent changes in fair value will also be recognized in current period earnings. In the first three months of fiscal 2010, we recorded a gain in earnings of $0.1 million to increase the value of our ARS investments classified as trading securities, offset by a similar loss on the put option related to the ARS rights offering.
With the exception of the ARS classified as trading securities, we will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the balance sheet at February 28, 2010. However, based on our cash and short-term investments balance of $210.6 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.
A summary of our investments by major security type at November 30, 2009 is as follows:

(In thousands)
	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

State and municipal bond obligations	$10,371	$272	$(3)	$10,640
US government and agency securities	11,072	—	—	11,072
Auction rate securities — municipal bonds	27,950	—	(4,205)	23,745
Auction rate securities — student loans	19,500	—	(2,531)	16,969
Certificates of deposit	11,653	—	(1)	11,652

Subtotal — available-for-sale securities	80,546	272	(6,740)	74,078

Put option related to ARS rights offering	—	1,596	—	1,596
Auction rate securities — student loans	17,740	—	(1,596)	16,144

Subtotal — trading securities	17,740	1,596	(1,596)	17,740

Total	$98,286	$1,868	$(8,336)	$91,818

Such amounts are classified on our balance sheet at November 30, 2009 as follows:

(In thousands)
	Cash	Short-term	Long-term
Security Type	Equivalents	Investments	Investments

State and municipal bond obligations	$—	$10,640	$—
US government and agency securities	2,500	8,572	—
Auction rate securities — municipal bonds	—	—	23,745
Auction rate securities — student loans	—	—	16,969
Certificates of deposit	356	11,296	—

Subtotal — available-for-sale securities	2,856	30,508	40,714

Put option related to ARS rights offering	—	1,596	—
Auction rate securities — student loans	—	16,144	—

Subtotal — trading securities	—	17,740	—

Total	$2,856	$48,248	$40,714

The fair value of debt securities at February 28, 2010 and November 30, 2009, by contractual maturity, is as follows:

(In thousands)	Feb. 28, 2010	Nov. 30, 2009

Due in one year or less (1)	$68,617	$80,396
Due after one year	8,877	9,826

Total	$77,494	$90,222

(1)	Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 6 to 37 years.

Investments with continuous unrealized losses for less than twelve months and twelve months or greater and their related fair values are as follows at February 28, 2010:

(In thousands)
		Less than		12 months
		12 months		or greater	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses

State and municipal bond obligations	$—	$—	$—	$—	$—	$—
US government and agency securities	—	—	—	—	—	—
Auction rate securities — municipal bonds	—	—	23,337	(4,263)	23,337	(4,263)
Auction rate securities — student loans	—	—	31,038	(4,287)	31,038	(4,287)
Certificates of deposit	—	—	—	—	—	—

Total	$—	$—	$54,375	$(8,550)	$54,375	$(8,550)

Investments with continuous unrealized losses for less than twelve months and twelve months or greater and their related fair values are as follows at November 30, 2009:

(In thousands)
		Less than		12 months
		12 months		or greater	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses

State and municipal bond obligations	$835	$(3)	$—	$—	$835	$(3)
US government and agency securities	—	—	—	—	—	—
Auction rate securities — municipal bonds	—	—	23,748	(4,205)	23,748	(4,205)
Auction rate securities — student loans	—	—	33,161	(4,127)	33,161	(4,127)
Certificates of deposit	109	(1)	—	—	109	(1)

Total	$944	$(4)	$56,909	$(8,332)	$57,853	$(8,336)

The unrealized losses associated with state and municipal obligations and corporate bonds and notes are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of February 28, 2010.
Note 7: Fair Value Measurements
The following table details the fair value measurements within the fair value hierarchy of our financial assets:

(In thousands)
		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Feb. 28,	Using Identical	Observable Inputs	Unobservable
Description	2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

State and municipal bond obligations	$10,404	$10,404	$—	$—
US government and agency securities	9,999	9,999	—	—
Auction rate securities — municipal bonds	23,337	—	—	23,337
Auction rate securities — student loans	31,038	—	—	31,038
Certificates of deposit	2,716	2,716	—	—
Put option related to ARS rights offering	1,530	—	—	1,530
Foreign exchange derivatives	(82)	—	(82)	—

Total	$78,942	$23,119	$(82)	$55,905

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
The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs:

(in thousands)
Level 3
Financial
Assets

Balance, December 1, 2009	$58,454
Redemptions	(2,250)
Unrealized loss included in accumulated other comprehensive loss	(299)
Unrealized gain on ARS trading securities included in other income	66
Unrealized loss on put option related to ARS rights offering included in other income	(66)

Balance, Feb. 28, 2010	$55,905

Note 8: Derivative Instruments
We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. All foreign currency option contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within one year. In the first quarter of fiscal 2010, mark-to-market gains of $1.9 million on foreign currency option contracts were recorded in other income in the statement of operations.
We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within 90 days. In the first quarter of fiscal 2010, losses of $5.0 million from our forward contracts were recognized in other income in the statement of operations. These losses were substantially offset by unrealized gains on the offsetting positions.
The table below details outstanding foreign currency forward and option contracts at February 28, 2010 where the notional amount is determined using contract exchange rates:

(In thousands)
	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$40,132	$(2)
Foreign currency forward contracts to purchase U.S. dollars	12,209	(80)
Foreign currency option contracts to purchase U.S. dollars	109,777	3,945

Total	$162,118	$3,863

Note 9: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis:

(In thousands)
	Three Months Ended
	Feb. 28, 2010	Feb. 28, 2009

Net income (loss), as reported	$(1,006)	$3,652
Foreign currency translation adjustments	(4,665)	(695)
Unrealized losses on investments	(30)	(474)

Total comprehensive income (loss)	$(5,701)	$2,483

Note 10: Common Stock Repurchases
In September 2009, the Board of Directors authorized, for the period from October 1, 2009 through September 30, 2010, the purchase of up to 1,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash. We purchased and retired approximately 351,000 shares and 101,000 shares of our common stock for $10.0 million and $1.7 million in the first three months of fiscal 2010 and fiscal 2009, respectively. There were 646,000 shares of common stock available for repurchase under this authorization at February 28, 2010.
Note 11: Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Goodwill in certain jurisdictions changes each period due to changes in foreign currency exchange rates. During the first quarter of fiscal 2010, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2009. For purposes of the annual impairment test, we assigned goodwill of $60.9 million to the Application Development Platforms operating segment, $74.6 million to the Enterprise Business Solutions operating segment and $100.3 million to the Enterprise Data Solutions operating segment. See Note 12 for a description of each operating segment. The increase in goodwill from the end of fiscal 2009 was primarily related to the acquisition of Savvion Inc. (Savvion) in January 2010.
Note 12: Segment Information
Operating segments, as defined under GAAP, are components of an enterprise about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. We base our segment information on a management approach which utilizes our internal reporting structure. We disclose revenue and operating income based upon internal accounting methods. Our chief operating decision maker is our Chief Executive Officer.
For fiscal 2010, we have reorganized into three business units, each of which meet the criteria for segment reporting: (1) Application Development Platforms, which includes the OpenEdge, Orbix and ObjectStore product sets; (2) Enterprise Business Solutions, which includes the Apama, Sonic, Actional and FUSE product sets as well as the Savvion product set acquired in January 2010; and (3) Enterprise Data Solutions, which includes the DataDirect Connect, DataDirect Shadow and DataServices product sets.
We do not manage our assets or capital expenditures by segment or assign other income and income taxes to segments. We manage and report such items on a consolidated company basis.

The following table provides revenue and income (losses) from operations for our reportable segments on an interim basis:

(In thousands)	Three months ended,
	Feb. 28, 2010	Feb. 28, 2009

Revenue:
Application Development Platform segment	$81,856	$81,157
Enterprise Business Solutions segment	27,692	21,428
Enterprise Data Solutions segment	18,453	19,823
Reconciling items	(454)	(1,548)

Total	$127,547	$120,860

Income (loss) from operations:
Application Development Platform segment	$48,626	$33,969
Enterprise Business Solutions segment	(11,026)	(9,933)
Enterprise Data Solutions segment	(4,846)	(1,240)
Reconciling items	(37,133)	(18,078)

Total	$(4,379)	$4,718

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
On January 21, 2010, JuxtaComm Technologies (JuxtaComm) filed a complaint in the Eastern District of Texas against Progress Software, two of our subsidiaries and 19 other defendants, , alleging infringement of JuxtaComm’s US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). In its complaint, JuxtaComm seeks unspecified monetary damages and permanent injunctive relief. We have not yet filed a response to this complaint and we are still in the process of evaluating the complaint. We intend to vigorously defend ourselves.
Note 14: Restructuring Charges
Q1 2010 Restructuring Plan
During the first quarter of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and recent acquisitions. The restructuring was undertaken to enhance and re-focus our product strategy, to improve the way we take our products to market by becoming more customer and solutions driven, and to increase our market awareness. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 13 percent primarily within the sales, development and marketing organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The total expected costs associated with the restructuring aggregated to $25.8 million, of which $14.8 million remained to be paid at February 28, 2010. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The restructuring charge included $0.3 million of noncash stock-based compensation. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.

Q4 2008 and Q1 2009 Restructuring Plans
During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and recent acquisitions. The total expected costs associated with these restructurings aggregated to $11.8 million, of which $0.4 million remained to be paid at February 28, 2010. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of income. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.
In addition to the above restructuring plans and in connection with certain of our prior acquisitions, we established reserves for exit costs related to consolidation and closure of facilities for unused space and employee severance included as part of the purchase price allocation. Substantially all such amounts have been settled except for remaining excess facility costs associated with our location in Ireland. Since the restructuring reserve for Q1 2010 includes additional excess costs associated with our location in Ireland, we have combined the activity in the table below.
A summary of activity for all restructuring actions is as follows:

(In thousands)
	Excess Facilities	Employee Severance
	and Other Costs	and Related Benefits	Total

Balance, December 1, 2009	$6,191	$252	$6,443
Establishment of reserve related to Q1 2010 restructuring	5,288	20,157	25,445
Cash disbursements related to previous restructurings	(992)	(150)	(1,142)
Cash disbursements related to Q1 2010 restructuring	(128)	(10,261)	(10,389)
Translation adjustments and other	(406)	(56)	(462)

Balance, February 28, 2010	$9,953	$9,942	$19,895

The amounts included under cash disbursements are net of proceeds received from sublease agreements. The balance of the employee severance and related benefits is expected to be paid over a period time ending in fiscal 2011. The balance of the excess facilities and related costs is expected to be paid over a period of time ending in fiscal 2013.
For all restructuring reserves described above the short-term portion is included in other accrued liabilities and the long-term portion is included in other non-current liabilities on the balance sheet at February 28, 2010.
Note 15: Business Combinations
On January 8, 2010, we acquired all of the equity interests in Savvion, a privately-held company, through a merger of Savvion with a wholly-owned subsidiary for an aggregate purchase price of $49.1 million. Savvion is a provider of business process management software. The Savvion product lines became part of our Enterprise Business Solutions business unit. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Savvion are included in our operating results from the date of acquisition. The purchase price was paid in cash from available funds.
At the beginning of fiscal 2010, we adopted the revised accounting standard for business combinations. The most significant changes affecting the accounting for our acquisition of Savvion (in contrast to our prior acquisitions) are that (i) we capitalized in-process research and development assets of $2.0 million; (ii) expensed acquisition-related transaction costs of $0.4 million: and (iii) recognized all pre-acquisition loss and gain contingencies at their acquisition-date fair values. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as adjustments to the cost of acquisition. We have estimated the fair value of all assets acquired and liabilities assumed in the transaction. We are waiting to obtain further information in order to finalize the fair value of both the tax attributes and certain intangible assets of Savvion.

The preliminary allocation of the purchase price as of February 28, 2010 is as follows:

(In thousands)
	Total	Life (in years)

Acquired intangible assets	$30,000	7 to 9 years
Goodwill	17,433
Accounts receivable	5,395
Deferred tax assets	1,780
Liabilities assumed, net of other assets	(5,522)

Net cash paid	$49,086

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the synergy created as a result of this acquisition, due to future product and solution offerings, has principally contributed to a purchase price that resulted in the recognition of approximately $17 million of goodwill, which is not deductible for tax purposes.
We have not included pro forma financial information for Savvion as the historical operations were not significant to our consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: the receipt and shipment of new orders; the timely release and market acceptance of new products and /or enhancements to our existing products; the growth rates of certain market segments; the positioning of our products in those market segments; variations in the demand for professional services and technical support; pricing pressures and the competitive environment in the software industry; the weakness in the U.S. and international economies, which could result in fewer sales of our products and may otherwise harm our business; business and consumer use of the Internet; our ability to complete and integrate acquisitions; our ability to realize the expected benefits and anticipated synergies from acquired businesses; our ability to penetrate international markets and manage our international operations; the possibility that our efforts to contain our operating expenses may not have the effect we expect; changes in exchange rates; and those factors discussed in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.
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
For fiscal 2010, we have reorganized into three business units: Application Development Platforms, Enterprise Business Solutions and Enterprise Data Solutions. Our product lines comply with open standards, deliver high levels of performance and scalability and provide a low total cost of ownership. Our products are generally sold under perpetual licenses, but certain product lines and business activities also utilize a term or subscription licensing model. A complete discussion on our business units is included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2009.
On January 8, 2010, we acquired all of the equity interests in Savvion, a privately-held company, through the merger of Savvion with a wholly-owned subsidiary for an aggregate purchase price of approximately $49 million, net of cash acquired. Savvion is a provider of business process management software. The Savvion product lines became part of our Enterprise Business Solutions business unit. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Savvion are included in our operating results from the date of acquisition. The purchase price was paid in cash from available funds.
The results for the first quarter of fiscal 2010 reflect a restructuring charge of $25.8 million taken in connection with the previously announced restructuring of our operations. This restructuring was principally completed during the first quarter. It was undertaken to enhance and re-focus our product strategy, to improve the way we take our products to market by becoming more customer and solutions driven, and to increase Progress Software’s market awareness. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 13 percent primarily within our sales, development and marketing organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations.
Another factor impacting our results is that we derive a significant portion of our revenue from international operations. In the first three quarters of fiscal 2009, the strengthening of the U.S. dollar against most major currencies, primarily the euro and the British pound, negatively affected the translation of our results into U.S. dollars. In the fourth quarter of fiscal 2009 and in the first quarter of fiscal 2010, the weakening of the U.S. dollar against most major currencies positively affected the translation of our results into U.S. dollars.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Goodwill and Intangible Assets

•	Income Tax Accounting

•	Stock-Based Compensation

•	Investments in Debt Securities

•	Restructuring Charges
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
During the first three months of fiscal 2010, there were no significant changes in our critical accounting policies and estimates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

			Period to Period
	Percentage of Total Revenue		Change
			2010
	Three Months Ended		Compared
	Feb. 28, 2010	Feb. 28, 2009	to 2009

Revenue:
Software licenses	37%	38%	3%
Maintenance and services	63	62	7

Total revenue	100	100	6

Costs of revenue:
Cost of software licenses	2	2	(14)
Cost of maintenance and services	13	14	(2)
Amortization of acquired intangibles for purchased technology	4	4	8

Total costs of revenue	19	20	(2)

Gross profit	81	80	7

Operating expenses:
Sales and marketing	34	37	(3)
Product development	18	21	(6)
General and administrative	10	12	(12)
Amortization of other acquired intangibles	2	2	0
Restructuring expenses	20	4	370
Acquisition-related expenses	0	0	277

Total operating expenses	84	76	18

Income (loss) from operations	(3)	4	(193)
Other (expense) income, net	2	1	124

Income (loss) before provision for income taxes	(1)	5	(127)
Provision for (benefit from) income taxes	0	2	(127)

Net income (loss)	(1)%	3%	(128)%

Revenue. Our total revenue increased 6% from $120.9 million in the first quarter of fiscal 2009 to $127.5 million in the first quarter of fiscal 2010. Total revenue would have decreased by 1% if exchange rates had been constant in the first quarter of fiscal 2010 as compared to exchange rates in effect in the first quarter of fiscal 2009. Revenue from our Enterprise Business Solutions and Application Development Platforms product lines both increased in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, partially offset by a decrease in our Enterprise Data Solutions product line.
On a segment basis, revenue from our Application Development Platforms product line increased 1% from $81.2 million in the first quarter of fiscal 2009 to $81.9 million in the first quarter of fiscal 2010. Revenue from our Enterprise Business Solutions product line increased 29% from $21.4 million in the first quarter of fiscal 2009 to $27.7 million in the first quarter of fiscal 2010. Revenue for the Enterprise Business Solutions product line in the first quarter of fiscal 2010 included approximately $2 million of revenue from the product line acquired in the Savvion transaction in the first quarter of fiscal 2010. Revenue from our Enterprise Data Solutions product line decreased 7% from $19.8 million in the first quarter of fiscal 2009 to $18.5 million in the first quarter of fiscal 2010.
Software license revenue increased 3% from $45.9 million in the first quarter of fiscal 2009 to $47.1 million in the first quarter of fiscal 2010. Software license revenue would have decreased by 3% if exchange rates had been constant in the first quarter of fiscal 2010 as compared to exchange rates in effect in the first quarter of fiscal 2009. Software license revenue from indirect channels increased by 7% in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, partially offset by a slight decline in revenue from direct end users.
Maintenance and services revenue increased 7% from $75.0 million in the first quarter of fiscal 2009 to $80.4 million in the first quarter of fiscal 2010. Maintenance revenue increased 5% and professional services revenue increased 7% in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. Maintenance and services revenue would have increased by 1% if exchange rates had been constant in the first quarter of fiscal 2010 as compared to exchange rates in effect in the first quarter of fiscal 2009. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of a slight increase in our installed customer base of maintenance renewals and growth in our professional services revenue.
Total revenue generated in markets outside North America increased 3% from $67.4 million in the first quarter of fiscal 2009 to $69.7 million in the first quarter of fiscal 2010 and represented 55% of total revenue in both the first quarter of fiscal 2009 and the first quarter of fiscal 2010. Total revenue generated in markets outside North America would have represented 52% of total revenue if exchange rates had been constant in the first quarter of fiscal 2010 as compared to the exchange rates in effect in the first quarter of fiscal 2009. Revenue from Latin America increased in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, partially offset by a decrease in revenue from the two other major regions outside North America, consisting of EMEA and Asia Pacific.
     Cost of Software Licenses. Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses decreased 14% from $2.3 million in the first quarter of fiscal 2009 to $2.0 million in the first quarter of 2010, and decreased as a percentage of software license revenue from 5% to 4%. The slight dollar decrease for the first quarter was primarily due to lower royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services decreased 2% from $17.3 million in the first quarter of fiscal 2009 to $16.9 million in the first quarter of fiscal 2010, and decreased as a percentage of maintenance and services revenue from 23% to 21%. The total dollar amount of expense in fiscal 2010 decreased due to lower usage of third-party contractors for service engagements, partially offset by higher headcount related expenses
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased 8% from $4.7 million in the first quarter of fiscal 2009 to $5.1 million in the first quarter of fiscal 2010. The increase was due to amortization expense associated with the acquisition of Savvion.
Gross Profit. Our gross profit increased 7% from $96.5 million in the first quarter of fiscal 2009 to $103.5 million in the first quarter of fiscal 2010. Our gross profit as a percentage of total revenue increased from 80% in the first three months of fiscal 2009 to 81% in the first three months of fiscal 2010. The increase in our gross profit percentage was due to the increase in total revenue and lower cost of licenses and cost of maintenance and services expenses, partially offset by an increase in amortization expense of acquired intangibles for purchased technology as described above.
Sales and Marketing. Sales and marketing expenses decreased 3% from $44.3 million in the first quarter of fiscal 2009 to $43.2 million in the first quarter of fiscal 2010, and decreased as a percentage of total revenue from 37% to 34%. The decrease in sales and marketing expenses was primarily due to restructuring activities that occurred in the first quarter of fiscal 2010.
Product Development. Product development expenses decreased 6% from $24.9 million in the first quarter of fiscal 2009 to $23.4 million in the first quarter of fiscal 2010, and decreased as a percentage of revenue from 21% to 18%. The decrease was primarily due to the restructuring activities that occurred in the first quarter of 2010, partially offset by an increase associated with the product development team acquired in the Savvion transaction.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased 12% from $14.6 million in the first quarter of fiscal 2009 to $12.8 million in the first quarter of fiscal 2010, and decreased as a percentage of revenue from 12% to 10%. The decrease was primarily due to insurance reimbursements in excess of previously estimated amounts related to professional services fees from the SEC investigation and derivative lawsuits associated with our historical stock option grant practices and restructuring activities that occurred in the first quarter of fiscal 2010, partially offset by integration and transition expenses associated with the Savvion acquisition.
Restructuring Expenses. During the first quarter of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and our recent acquisitions. The restructuring was undertaken to enhance and re-focus our product strategy, to improve the way we take our products to market by becoming more customer and solutions driven, and to increase our market awareness. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 13 percent primarily within the sales, development and marketing organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The total costs associated with the restructuring was $25.8 million in the first three months of fiscal 2010, primarily related to employee severance, excess facilities costs for unused space and, to a lesser extent, termination costs of automobile leases for terminated employees.
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
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles remained the same at $2.4 million in the first quarter of fiscal 2009 and fiscal 2010.
Acquisition-related Expenses. Acquisition-related expenses in the first quarter primarily relate to the transaction costs, primarily professional services fees, associated with the acquisition of Savvion.
Income (Loss) From Operations. Income from operations decreased from a profit of $4.7 million in the first quarter of fiscal 2009 to a loss of $4.4 million in the first quarter of fiscal 2010 The decrease in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 was primarily the result of the restructuring charge that occurred in the first quarter of 2010.
On a segment basis, operating income from our Application Development Platforms business unit increased 43% from $34.0 million in the first quarter of fiscal 2009 to $48.6 million in the first quarter of fiscal 2010. The operating loss from our Enterprise Business Solutions business unit increased 11% from $(9.9) million in the first quarter of fiscal 2009 to $(11.0) million in the first quarter of fiscal 2010. The operating loss from our Enterprise Data Solutions business unit increased from $(1.2) million in the first quarter of fiscal 2009 to $(4.8) million in the first quarter of fiscal 2010. The increase in operating income in our Application Development Platforms group was due the impact of the restructuring and re-allocation of resources, primarily sales and marketing, to the other two business units. See further discussion of segment reporting in footnote 12 of the condensed consolidated financial statements included in this report.
Other Income. Other income, primarily consisting of interest income and foreign currency gains and losses, increased 124% from $1.2 million in the first quarter of fiscal 2009 to $2.8 million in the first quarter of fiscal 2010. The increase was primarily due to an increase in the value of our foreign currency average rate option contracts and an insurance settlement gain related to a pre-acquisition contingency assumed as part of a prior acquisition.
Provision for Income Taxes. Our effective tax rate was 38.0% in the first three months of 2010 as compared to 38.6% in the first three months of fiscal 2009. The decrease was due to changes in profit within certain tax jurisdictions, partially offset by a reduced expectation for research and development credits in fiscal 2010 as the credit provisions in the tax code expired at the end of December 2009.
Liquidity and Capital Resources
At the end of the first quarter of fiscal 2010, our cash and short-term investments totaled $210.6 million. The decrease of $13.6 million since the end of fiscal 2009 was primarily due to cash used for the acquisition of Savvion, partially offset by cash generated from operations and issuances of common stock (net of share repurchases).
In addition to the $210.6 million of cash and short-term investments, we had investments with a fair value of $39.9 million related to ARS that are classified as long-term investments. These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 6 to 37 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies. Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At November 30, 2009, our ARS investments classified as long-term investments totaled $47.4 million at par value. During the first three months of fiscal 2010, noncurrent ARS totaling $0.5 million were redeemed at par by the issuer, resulting in a net reduction of the par value of our ARS investments classified as long-term investments to $46.9 million. These ARS are classified as available-for-sale securities.

For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $39.9 million, and we recorded a temporary impairment charge in accumulated other comprehensive income of $7.0 million to reduce the value of our available-for-sale ARS investments.
With the exception of the ARS classified as trading securities, we will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the balance sheet at February 28, 2010. Based on our cash and short-term investments balance of $210.6 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.
We generated $34.2 million in cash from operations in the first three months of fiscal 2010 as compared to $4.4 million in the first three months of fiscal 2009. The increase in cash generated from operations in the first three months of fiscal 2010 over the first three months of fiscal 2009 was primarily due to changes in working capital, especially lower levels of payments of liabilities as fiscal 2009 included payments associated with liabilities assumed in the acquisition of IONA Technologies in 2008 and improved collections of accounts receivable.
A summary of our cash flows from operations for the first quarters of fiscal years 2010 and 2009 is as follows:

(In thousands)	Three Months Ended
	Feb. 28, 2010	Feb. 28, 2009

Net income (loss)	$(1,006)	$3,652
Depreciation, amortization and other noncash charges	15,098	13,529
Tax benefit (deficiency) from stock plans	900	(104)
Changes in operating assets and liabilities	19,256	(12,686)

Total	$34,248	$4,391

Accounts receivable decreased by $2.9 million from the end of fiscal 2009. Accounts receivable days sales outstanding, or DSO, decreased four days to 68 days at the end of the first quarter of fiscal 2010 as compared to the end of the first quarter of fiscal 2009 and increased three days from the end of fiscal 2009. We target a DSO range of 60 to 80 days.
On January 8, 2010, we acquired all of the equity interests in Savvion, a privately-held company, through a merger of Savvion with a wholly-owned subsidiary for an aggregate purchase price of approximately $49 million, net of cash acquired. Savvion is a provider of business process management software. The Savvion product lines became part of our Enterprise Business Solutions business unit. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Savvion are included in our operating results from the date of acquisition. The purchase price was paid in cash from available funds.
We purchased property and equipment totaling $1.5 million in the first three months of fiscal 2010 as compared to $2.1 million in the first three months of fiscal 2009. The purchases consisted primarily of computer equipment and software and building and leasehold improvements.
We purchased and retired approximately 351,000 shares of our common stock for $10.0 million in the first three months of fiscal 2010 as compared to approximately 101,000 shares of our common stock for $1.7 million in the first three months of fiscal 2009. We have 646,000 shares available to repurchase under our existing Board of Directors authorized repurchase program which expires on September 30, 2010.
We received $21.1 million in the first three months of fiscal 2010 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $1.4 million in the first three months of fiscal 2009.
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
Revenue Backlog — Our aggregate revenue backlog at February 28, 2010 was approximately $188 million, of which $161 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At February 28, 2010, the remaining amount of backlog of approximately $27 million was composed of multi-year licensing arrangements of approximately $21 million and open software license orders received but not shipped of approximately $6 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
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
Off-Balance Sheet Arrangements
Our only significant off-balance sheet commitments relate to operating lease obligations. We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K. Future annual minimum rental lease payments are detailed in Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the first three months of fiscal 2010, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2009 for a more complete discussion of the market risks we encounter.
Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On January 21, 2010, JuxtaComm Technologies (JuxtaComm) filed a complaint in the Eastern District of Texas against Progress Software, two of our subsidiaries and 19 other defendants, alleging infringement of JuxtaComm’s US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). In its complaint, JuxtaComm seeks unspecified monetary damages and permanent injunctive relief. We have not yet filed a response to this complaint and we are still in the process of evaluating the complaint. We intend to vigorously defend ourselves.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are not applicable.
(c)	Stock Repurchases

(In thousands, except per share data)
			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased	per Share	or Programs	Programs (1)

December 2009	—	—	—	997
January 2010	253	$28.75	253	744
February 2010	98	$27.79	98	646

Total	351	$28.48	351	646

(1)	In September 2009, the Board of Directors authorized, for the period from October 1, 2009 through September 30, 2010, the purchase of up to 1,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash.
Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1*	Separation Agreement, dated as of March 31, 2010, between Progress Software Corporation and Jeffrey Stamen, former Senior Vice President, Corporate Development and Strategy

Exhibit No.	Description
10.2*	2002 Non-Qualified Stock Plan, amended and restated as of March 18, 2010

10.3*	2004 Inducement Stock Plan, amended and restated as of March 18, 2010

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Richard D. Reidy

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Norman R. Robertson

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: April 9, 2010	/s/ Richard D. Reidy
Richard D. Reidy
President and Chief Executive Officer (Principal Executive Officer)

Dated: April 9, 2010	/s/ Norman R. Robertson
Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: April 9, 2010	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)