Form 10-Q
period 2010-05-31
PROGRESS SOFTWARE CORP /MA
filed 2010-07-09
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of June 30, 2010, there were 43,298,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE SIX MONTHS ENDED MAY 31, 2010

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited)

(In thousands)
	May 31,	November 30,
	2010	2009

Assets
Current assets:
Cash and equivalents	$227,728	$175,873
Short-term investments	32,840	48,248

Total cash and short-term investments	260,568	224,121
Accounts receivable, net	86,842	98,872
Other current assets	30,392	20,193
Deferred income taxes	14,220	14,433

Total current assets	392,022	357,619

Property and equipment, net	57,289	59,625
Acquired intangible assets, net	97,896	86,389
Goodwill	237,415	218,498
Deferred income taxes	32,728	30,638
Long-term investments and other	44,696	46,081

Total	$862,046	$798,850

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$372	$358
Accounts payable	11,437	12,400
Accrued compensation and related taxes	37,881	44,472
Income taxes payable	1,242	4,082
Other accrued liabilities	31,445	24,369
Short-term deferred revenue	136,946	141,243

Total current liabilities	219,323	226,924

Long-term debt, less current portion	477	664

Long-term deferred revenue	3,788	4,511

Deferred income taxes	3,158	3,445

Other non-current liabilities	6,252	7,854

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 43,372 shares in 2010 and 40,604 shares in 2009	316,629	247,265
Retained earnings, including accumulated other comprehensive losses of $(13,105) in 2010 and $(3,385) in 2009	312,419	308,187

Total shareholders’ equity	629,048	555,452

Total	$862,046	$798,850

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)
	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009

Revenue:
Software licenses	$44,228	$38,513	$91,345	$84,365
Maintenance and services	83,428	78,534	163,858	153,542

Total revenue	127,656	117,047	255,203	237,907

Costs of revenue:
Cost of software licenses	1,619	1,527	3,608	3,844
Cost of maintenance and services	18,327	15,997	35,241	33,330
Amortization of acquired intangibles for purchased technology	5,285	5,069	10,383	9,797

Total costs of revenue	25,231	22,593	49,232	46,971

Gross profit	102,425	94,454	205,971	190,936

Operating expenses:
Sales and marketing	40,140	43,505	83,346	87,820
Product development	23,153	23,023	46,540	47,942
General and administrative	13,448	13,830	26,230	28,406
Amortization of other acquired intangibles	2,736	2,474	5,100	4,840
Restructuring expense	203	(30)	25,974	5,448
Acquisition-related expenses	—	110	415	220

Total operating expenses	79,680	82,912	187,605	174,676

Income from operations	22,745	11,542	18,366	16,260

Other income (expense):
Interest income and other	581	602	2,062	1,675
Foreign currency gain (loss)	3,338	(1,062)	4,613	(906)

Total other income (expense), net	3,919	(460)	6,675	769

Income before provision for income taxes	26,664	11,082	25,041	17,029
Provision for income taxes	7,606	4,175	6,989	6,471

Net income	$19,058	$6,907	$18,052	$10,558

Earnings per share:
Basic	$0.45	$0.17	$0.43	$0.26
Diluted	$0.43	$0.17	$0.42	$0.26

Weighted average shares outstanding:
Basic	42,537	39,997	41,808	39,969
Diluted	44,237	40,697	43,461	40,609

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)
	Six Months Ended
	May 31, 2010	May 31, 2009

Cash flows from operating activities:
Net income	$18,052	$10,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,738	5,052
Amortization of acquired intangible assets	15,483	14,637
Stock-based compensation	9,003	8,065
Deferred income taxes	1,151	(478)
Tax benefit from stock plans	4,802	(231)
Excess tax benefit from stock plans	(3,145)	(3)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	9,381	9,161
Other current assets	(3,761)	(2,524)
Accounts payable and accrued liabilities	1,868	(28,156)
Income taxes payable	(11,939)	(2,724)
Deferred revenue	4,285	4,564

Net cash provided by operating activities	50,918	17,921

Cash flows from investing activities:
Purchases of investments available for sale	(13,808)	(13,318)
Sales and maturities of investments available for sale	21,066	20,530
Redemptions of auction rate securities	8,725	5,400
Purchases of property and equipment	(4,076)	(3,242)
Acquisitions	(49,177)	—
Decrease (increase) in other non-current assets	236	(136)

Net cash (used for) provided by investing activities	(37,034)	9,234

Cash flows from financing activities:
Issuance of common stock	62,996	5,442
Excess tax benefit from stock plans	3,145	3
Payment of long-term debt	(173)	(161)
Repurchase of common stock	(11,536)	(3,767)

Net cash provided by financing activities	54,432	1,517

Effect of exchange rate changes on cash	(16,461)	8,746

Net increase in cash and equivalents	51,855	37,418
Cash and equivalents, beginning of period	175,873	96,485

Cash and equivalents, end of period	$227,728	$133,903

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

Note 3: Earnings (Loss) Per Share
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options and restricted stock units, using the treasury stock method, and outstanding deferred stock units. The following table provides the calculation of basic and diluted earnings per share on an interim basis:

(In thousands, except per share data)
	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009

Net income	$19,058	$6,907	$18,052	$10,558

Weighted average shares outstanding	42,537	39,997	41,808	39,969
Dilutive impact from common stock Equivalents	1,700	700	1,653	640

Diluted weighted average shares outstanding	44,237	40,697	43,461	40,609

Earnings per share:
Basic	$0.45	$0.17	$0.43	$0.26
Diluted	$0.43	$0.17	$0.42	$0.26

We excluded stock awards representing approximately 1,979,000 shares and 7,352,000 shares of common stock from the calculation of diluted earnings per share in the second quarter of fiscal years 2010 and 2009, respectively, because these awards were anti-dilutive. We excluded stock awards representing approximately 2,749,000 shares and 7,571,000 shares of common stock from the calculation of diluted earnings per share in the first six months of fiscal years 2010 and 2009, respectively, because these awards were anti-dilutive.
Note 4: Stock-based Compensation
Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense ratably over the service period of the award, which is generally five years for options, and three years for restricted stock units and restricted stock awards.
The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations:

(In thousands)
	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009

Cost of software licenses	$6	$8	$15	$20
Cost of maintenance and services	204	231	458	468
Sales and marketing	1,215	1,398	2,793	2,885
Product development	966	1,003	2,074	1,947
General and administrative	2,054	1,609	3,337	2,745
Restructuring	—	—	326	—

Total stock-based compensation expense	$4,445	$4,249	$9,003	$8,065

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
Our federal income tax returns are closed by statute for all years prior to fiscal 2006 and we are no longer subject to audit for those periods. State taxing authorities are currently examining our income tax returns for years through fiscal 2008. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal 2004. Tax authorities for certain non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits, none of which are material to our balance sheet, cash flows or statements of operations. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2003.
In the second quarter of fiscal 2010, we recorded a nonrecurring tax benefit of $2.5 million. The nonrecurring tax benefit related to a change in estimate of the magnitude of our foreign earnings and profits utilized to determine the tax characterization of certain international cash repatriation (based on the completion of a comprehensive earnings and profits study), partially offset by resolution of certain of our uncertain tax positions related to netting of intercompany balances.
We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.
Note 6: Investments
A summary of our investments by major security type at May 31, 2010 is as follows:

(In thousands)
	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

State and municipal bond obligations	$10,360	$259	$(1)	$10,618
US government and agency securities	9,998	—	(1)	9,997
Auction rate securities — municipal bonds	27,575	—	(4,061)	23,514
Auction rate securities — student loans	19,300	—	(2,684)	16,616
Certificates of deposit	2,650	—	—	2,650

Subtotal — available-for-sale securities	69,883	259	(6,747)	63,395

Put option related to ARS rights offering	—	1,049	—	1,049
Auction rate securities — student loans	9,575	—	(1,049)	8,526

Subtotal — trading securities	9,575	1,049	(1,049)	9,575

Total	$79,458	$1,308	$(7,796)	$72,970

Such amounts are classified on our balance sheet at May 31, 2010 as follows:

(In thousands)
	Cash	Short-term	Long-term
Security Type	Equivalents	Investments	Investments

State and municipal bond obligations	$—	$10,618	$—
US government and agency securities	—	9,997	—
Auction rate securities — municipal bonds	—	—	23,514
Auction rate securities — student loans	—	—	16,616
Certificates of deposit	—	2,650	—

Subtotal — available-for-sale securities	—	23,265	40,130

Put option related to ARS rights offering	—	1,049	—
Auction rate securities — student loans	—	8,526	—

Subtotal — trading securities	—	9,575	—

Total	$—	$32,840	$40,130

For each of the auction rate securities (ARS) classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $40.1 million, and the temporary impairment charge recorded at May 31, 2010 in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $6.8 million.
In November 2008, we accepted a settlement offer in the form of a rights offering from UBS Financial Services (UBS), the investment firm that brokered the original purchases of the remaining $9.6 million par value of ARS that we hold as a result of our acquisition of IONA Technologies PLC. The rights offering provides us with a put option to sell these securities at par value to UBS during a period beginning on June 30, 2010. Since the settlement agreement is a legally enforceable firm commitment, the put option is recognized as a financial asset at its fair value of $1.0 million in our financial statements at May 31, 2010, and is accounted for separately from the associated securities. Changes in the fair value of the put option, based on the difference in value between the par value and the fair value of the associated ARS, are recognized in current period earnings. We have elected to measure the put option at fair value and subsequent changes in fair value will also be recognized in current period earnings. In the first six months of fiscal 2010, we recorded a gain in earnings of $0.5 million to increase the value of our ARS investments classified as trading securities, offset by a similar loss on the put option related to the ARS rights offering. On June 30, 2010, we exercised the put option to sell these securities.
With the exception of the ARS classified as trading securities, we will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the balance sheet at May 31, 2010. However, based on our cash and short-term investments balance of $260.6 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.
A summary of our investments by major security type at November 30, 2009 is as follows:

(In thousands)
	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

State and municipal bond obligations	$10,371	$272	$(3)	$10,640
US government and agency securities	11,072	—	—	11,072
Auction rate securities — municipal bonds	27,950	—	(4,205)	23,745
Auction rate securities — student loans	19,500	—	(2,531)	16,969
Certificates of deposit	11,653	—	(1)	11,652

Subtotal — available-for-sale securities	80,546	272	(6,740)	74,078

Put option related to ARS rights offering	—	1,596	—	1,596
Auction rate securities — student loans	17,740	—	(1,596)	16,144

Subtotal — trading securities	17,740	1,596	(1,596)	17,740

Total	$98,286	$1,868	$(8,336)	$91,818

Such amounts are classified on our balance sheet at November 30, 2009 as follows:

(In thousands)
	Cash	Short-term	Long-term
Security Type	Equivalents	Investments	Investments

State and municipal bond obligations	$—	$10,640	$—
US government and agency securities	2,500	8,572	—
Auction rate securities — municipal bonds	—	—	23,745
Auction rate securities — student loans	—	—	16,969
Certificates of deposit	356	11,296	—

Subtotal — available-for-sale securities	2,856	30,508	40,714

Put option related to ARS rights offering	—	1,596	—
Auction rate securities — student loans	—	16,144	—

Subtotal — trading securities	—	17,740	—

Total	$2,856	$48,248	$40,714

The fair value of debt securities at May 31, 2010 and November 30, 2009, by contractual maturity, is as follows:

(In thousands)	May 31, 2010	Nov. 30, 2009

Due in one year or less (1)	$63,348	$80,396
Due after one year	8,573	9,826

Total	$71,921	$90,222

(1)	Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 6 to 37 years.
Investments with continuous unrealized losses for less than twelve months and twelve months or greater and their related fair values are as follows at May 31, 2010:

(In thousands)
		Less than		12 months
		12 months		or greater	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses

State and municipal bond obligations	$440	$(1)	$—	$—	$440	$(1)
US government and agency securities	9,997	(1)	—	—	9,997	(1)
Auction rate securities — municipal bonds	—	—	23,514	(4,061)	23,514	(4,061)
Auction rate securities — student loans	—	—	25,142	(3,733)	25,142	(3,733)
Certificates of deposit	—	—	—	—	—	—

Total	$10,437	$(2)	$48,656	$(7,794)	$59,093	$(7,796)

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

The unrealized losses associated with state and municipal obligations and corporate bonds and notes are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of May 31, 2010.

Note 7: Derivative Instruments
We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. All foreign currency option contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within one year. In the second quarter and first six months of fiscal 2010, mark-to-market gains of $3.4 million and $5.3 million, respectively, on foreign currency option contracts were recorded in other income in the statement of operations.
We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within 90 days. In the second quarter and first six months of fiscal 2010, realized and unrealized losses of $2.1 million and $7.1 million, respectively, from our forward contracts were recognized in other income in the statement of operations. These losses were substantially offset by realized and unrealized gains on the offsetting positions.
The table below details outstanding foreign currency forward and option contracts at May 31, 2010 where the notional amount is determined using contract exchange rates:

(In thousands)

	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$19,504	$(97)
Foreign currency forward contracts to purchase U.S. dollars	11,875	(30)
Foreign currency option contracts to purchase U.S. dollars	109,777	7,334

Total	$141,156	$7,207

Note 8: Fair Value Measurements
The following table details the fair value measurements within the fair value hierarchy of our financial assets:

(In thousands)
		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	May 31,	Using Identical	Observable Inputs	Unobservable
Description	2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

State and municipal bond obligations	$10,618	$10,618	$—	$—
US government and agency securities	9,997	9,997	—	—
Auction rate securities — municipal bonds	23,514	—	—	23,514
Auction rate securities — student loans	25,142	—	—	25,142
Certificates of deposit	2,650	2,650	—	—
Put option related to ARS rights offering	1,049	—	—	1,049
Foreign exchange derivatives	7,207	—	7,207	—

Total	$80,177	$23,265	$7,207	$49,705

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

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs:

(in thousands)

Level 3
Financial
Assets

Balance, December 1, 2009	$58,454
Redemptions	(8,725)
Unrealized loss included in accumulated other comprehensive loss	(24)
Unrealized gain on ARS trading securities included in other income	547
Unrealized loss on put option related to ARS rights offering included in other income	(547)

Balance, May 31, 2010	$49,705

Note 9: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis:

(In thousands)

	Three Months Ended May 31,		Six Months Ended May 31,
	2010	2009	2010	2009

Net income, as reported	$19,058	$6,907	$18,052	$10,558
Foreign currency translation adjustments	(5,175)	8,084	(9,840)	7,389
Unrealized losses on investments	150	(426)	120	(899)

Total comprehensive income	$14,033	$14,565	$8,332	$17,048

Note 10: Common Stock Repurchases
In September 2009, the Board of Directors authorized, for the period from October 1, 2009 through September 30, 2010, the purchase of up to 1,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash. We purchased and retired approximately 400,000 shares and 194,000 shares of our common stock for $11.5 million and $3.8 million in the first six months of fiscal 2010 and fiscal 2009, respectively. There were 598,000 shares of common stock available for repurchase under this authorization at May 31, 2010.
Note 11: Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Goodwill in certain jurisdictions changes each period due to changes in foreign currency exchange rates. We assigned goodwill of $60.9 million to the Application Development Platforms operating segment, $76.1 million to the Enterprise Business Solutions operating segment and $100.4 million to the Enterprise Data Solutions operating segment. See Note 12 for a description of each operating segment. The increase in goodwill from the end of fiscal 2009 was primarily related to the acquisition of Savvion Inc. (Savvion) in January 2010. See Note 15 for a description of the Savvion acquisition.
Note 12: Segment Information
Operating segments, as defined under U.S. generally accepted accounting principles (GAAP), are components of an enterprise about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. We base our segment information on a management approach which utilizes our internal reporting structure. We disclose revenue and operating income based upon internal accounting methods. Our chief operating decision maker is our Chief Executive Officer.
For fiscal 2010, we have reorganized into three business units, each of which meet the criteria for segment reporting: (1) Application Development Platforms, which includes the OpenEdge, Orbix and ObjectStore product sets; (2) Enterprise Business Solutions, which includes the Apama, Sonic, Actional and FUSE product sets as well as the Savvion product set acquired in January 2010; and (3) Enterprise Data Solutions, which includes the DataDirect Connect, DataDirect Shadow and DataServices product sets. Segment data for 2009 has been formatted to the current year presentation.
We do not manage our assets or capital expenditures by segment or assign other income and income taxes to segments. We manage and report such items on a consolidated company basis.

The following table provides revenue and income (losses) from operations for our reportable segments on an interim basis:

(In thousands)	Three months ended May 31,		Six months ended May 31,
	2010	2009	2010	2009

Revenue:
Application Development Platform segment	$84,601	$77,807	$166,457	$158,964
Enterprise Business Solutions segment	24,862	17,885	52,554	39,313
Enterprise Data Solutions segment	18,799	22,050	37,252	41,873
Reconciling items	(606)	(695)	(1,060)	(2,243)

Total	$127,656	$117,047	$255,203	$237,907

Income (loss) from operations:
Application Development Platform segment	$54,160	$41,047	$102,786	$75,016
Enterprise Business Solutions segment	(15,500)	(16,717)	(26,526)	(26,650)
Enterprise Data Solutions segment	(2,770)	(51)	(7,616)	(1,291)
Reconciling items	(13,145)	(12,737)	(50,278)	(30,815)

Total	$22,745	$11,542	$18,366	$16,260

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
On January 21, 2010, JuxtaComm Technologies (JuxtaComm) filed a complaint in the Eastern District of Texas against Progress Software, two of our subsidiaries and 19 other defendants, alleging infringement of JuxtaComm’s US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). In its complaint, JuxtaComm seeks unspecified monetary damages and permanent injunctive relief. In May 2010, we filed a response to this complaint in which we denied all claims. We intend to vigorously defend ourselves; however, we cannot predict the outcome of this matter and an adverse resolution of this lawsuit could have a material adverse effect on our financial position or results of operations.
Note 14: Restructuring Charges
Q1 2010 Restructuring Plan
During the first quarter of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and recent acquisitions. The restructuring was undertaken to enhance and re-focus our product strategy, to improve the way we take our products to market by becoming more customer and solutions driven, and to increase our market awareness. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 13 percent primarily within the sales, development and marketing organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The total costs associated with the restructuring aggregated to $26.0 million. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The restructuring charge included $0.3 million of noncash stock-based compensation. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.

Q4 2008 and Q1 2009 Restructuring Plans
During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and recent acquisitions. The total expected costs associated with these restructurings aggregated to $11.8 million. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of income. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.
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
     A summary of activity for all restructuring actions is as follows:

(In thousands)

	Excess Facilities	Employee Severance
	and Other Costs	and Related Benefits	Total

Balance, December 1, 2009	$6,191	$252	$6,443
Establishment of reserve related to Q1 2010 restructuring	5,288	20,157	25,445
Adjustments to reserve	(149)	352	203
Cash disbursements	(2,566)	(17,238)	(19,804)
Translation adjustments and other	(1,036)	(324)	(1,360)

Balance, May 31, 2010	$7,728	$3,199	$10,927

The amounts included under cash disbursements are net of proceeds received from sublease agreements. The balance of the employee severance and related benefits is expected to be paid over a period of time ending in fiscal 2011. The balance of the excess facilities and related costs is expected to be paid over a period of time ending in fiscal 2013.
For all restructuring reserves described above the short-term portion is included in other accrued liabilities and the long-term portion is included in other non-current liabilities on the balance sheet at May 31, 2010.
Q3 2010 Restructuring Plan
On June 10, 2010, we announced a further series of strategic initiatives intended to better position our company for long-term growth, improved profitability, greater competitiveness and improved efficiency across our global business. These initiatives include the refinement of our product portfolio towards core and high-growth opportunities, the global consolidation and redeployment of a portion of our product development and administrative personnel, assets and processes to other global locations that offer greater efficiencies to the business and the continued consolidation of offices around the world.
As the first step in accomplishing these strategic initiatives, during the third quarter of fiscal 2010, we expect to reduce our global headcount by 7 to 9 percent of our global workforce. Most individual notifications in the US have occurred, and we have begun the required consultation and notification process outside the US. As previously disclosed, we currently expect to incur a pre-tax charge in the range of approximately $11 million to $16 million during the third quarter as a result of these headcount reductions and office consolidations.

Note 15: Business Combinations
On January 8, 2010, we acquired all of the equity interests in Savvion, a privately-held company, through a merger of Savvion with a wholly-owned subsidiary for an aggregate purchase price of $49.2 million. Savvion is a provider of business process management software. The Savvion product lines became part of our Enterprise Business Solutions business unit. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Savvion are included in our operating results from the date of acquisition. The purchase price was paid in cash from available funds.
At the beginning of fiscal 2010, we adopted the revised accounting standard for business combinations. The most significant changes in the revised standard affecting the accounting for our acquisition of Savvion (in contrast to our prior acquisitions) are that we (i) capitalized in-process research and development assets of $2.0 million; (ii) expensed acquisition-related transaction costs of $0.4 million: and (iii) recognized all pre-acquisition loss and gain contingencies at their acquisition-date fair values. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as adjustments to the cost of acquisition. We have estimated the fair value of all assets acquired and liabilities assumed in the transaction. We are waiting to obtain further information in order to finalize the fair value of the tax attributes of Savvion.
The preliminary allocation of the purchase price as of May 31, 2010 is as follows:

(In thousands)

	Total	Life (in years)

Acquired intangible assets	$28,000	7 to 9 years
Goodwill	19,011
Accounts receivable	5,395
Deferred tax assets	2,522
Liabilities assumed, net of other assets	(5,751)

Net cash paid	$49,177

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the synergy created as a result of this acquisition, due to future product and solution offerings, has principally contributed to a purchase price that resulted in the recognition of approximately $19 million of goodwill, which is not deductible for tax purposes.
We have not included pro forma financial information for Savvion as the historical operations were not significant to our consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: the receipt and shipment of new orders; the timely release and market acceptance of new products and /or enhancements to our existing products; the growth rates of certain market segments; the positioning of our products in those market segments; variations in the demand for professional services and technical support; pricing pressures and the competitive environment in the software industry; the weakness in the U.S. and international economies, which could result in fewer sales of our products and may otherwise harm our business; business and consumer use of the Internet; our ability to complete and integrate acquisitions; our ability to realize the expected benefits and anticipated synergies from acquired businesses; our ability to penetrate international markets and manage our international operations; the possibility that our efforts to contain our operating expenses may not have the effect we expect; the Company’s ability to realize the expected benefits from its previously-announced restructuring actions; the charges and expenses associated with, and potential disruption to the Company’s business from those restructuring actions; changes in exchange rates; and those factors discussed in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.
Overview
We are a global enterprise software company that enables organizations to achieve higher levels of business performance by improving their operational responsiveness. Operational responsiveness is the ability of business processes and systems to respond to changing business conditions and customer interactions as they occur. We offer a portfolio of best-in-class, real-time business solutions providing visibility into business systems and processes, event processing to respond to business events that could affect performance, and business process management enabling businesses to continually improve business processes with no disruption to their business. We also provide enterprise data solutions (data access and integration) and application development platforms (for application development and management, and SaaS enablement). We maximize the benefits of operational responsiveness while minimizing information technology complexity and total cost of ownership.
For fiscal 2010, we reorganized into three business units: Application Development Platforms, Enterprise Business Solutions and Enterprise Data Solutions. Our product lines comply with open standards, deliver high levels of performance and scalability and provide a low total cost of ownership. Our products are generally sold under perpetual licenses, but certain product lines and business activities also utilize a term or subscription licensing model. A complete discussion of our business units is included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2009.
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
The results for the first six months of fiscal 2010 reflect a restructuring charge of $26.0 million taken in connection with the previously announced restructuring of our operations. This restructuring was principally completed during the first quarter. It was undertaken to enhance and re-focus our product strategy, to improve the way we take our products to market by becoming more customer and solutions driven, and to increase Progress Software’s market awareness. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 13 percent primarily within our sales, development and marketing organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations.
Another factor impacting our results is that we derive a significant portion of our revenue from international operations. In the first three quarters of fiscal 2009, the strengthening of the U.S. dollar against most major currencies, primarily the euro and the British pound, negatively affected the translation of our results into U.S. dollars. In the fourth quarter of fiscal 2009 and in the first six months of fiscal 2010, the weakening of the U.S. dollar against most major currencies positively affected the translation of our results into U.S. dollars. We anticipate that in the second half of fiscal 2010, the recent strengthening of the U.S. dollar against most major currencies will negatively affect the translation of our results into U.S. dollars.
On June 10, 2010, we announced a further series of strategic initiatives intended to better position our company for long-term growth, improved profitability, greater competitiveness and improved efficiency across our global business. These initiatives include the refinement of our product portfolio towards core and high-growth opportunities, the global consolidation and redeployment of a portion of our product development and administrative personnel, assets and processes to other global locations that offer greater efficiencies to the business and the continued consolidation of offices around the world.
As the first step in accomplishing these strategic initiatives, during the third quarter of fiscal 2010, we expect to reduce our global headcount by 7 to 9 percent of our global workforce. Most individual notifications in the US have occurred and we have begun the required consultation and notification process outside the US. As previously disclosed, we currently expect to incur a pre-tax charge in the range of approximately $11 million to $16 million during the third quarter as a result of these headcount reductions and office consolidations.
These strategic initiatives also involve the increased investment and expansion of development and administration operations in India, where we have run a successful development organization for several years. We expect to increase the size of our development organization in Hyderabad, India, from about a third of our development resources to about half, in order to manage our development costs as we increase overall R&D headcount and bandwidth in our key product areas. Therefore, over the next 18 months, we expect to move and add additional product group functions as well as certain administrative functions to India. This expansion in India will result in the reduction of our development and administration operations headcount in all other geographies in which we operate. In addition, we intend to continue the consolidation of some of our offices around the world.
Through these initiatives, we expect to incur aggregate future pre-tax restructuring charges and pre-tax non-recurring transition expenses of approximately $17 million to $26 million over the next 18 months, primarily comprising costs for severance, transition costs and consolidation of facilities. The transition expenses are necessary to ramp up the new, more efficient capabilities ahead of switching over from the existing cost structure.
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
During the first six months of fiscal 2010, there were no significant changes in our critical accounting policies and estimates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change
	Three Months Ended		Six Months Ended		Three	Six
	May 31,	May 31,	May 31,	May 31,	Month	Month
	2010	2009	2010	2009	Period	Period

Revenue:
Software licenses	35%	33%	36%	35%	15%	8%
Maintenance and services	65	67	64	65	6	7

Total revenue	100	100	100	100	9	7

Costs of revenue:
Cost of software licenses	1	1	1	2	6	(6)
Cost of maintenance and services	15	14	14	14	15	6
Amortization of acquired intangibles for purchased technology	4	4	4	4	4	6

Total costs of revenue	20	19	19	20	12	5

Gross profit	80	81	81	80	8	8

Operating expenses:
Sales and marketing	31	37	33	37	(8)	(5)
Product development	18	20	18	20	1	(3)
General and administrative	11	11	11	12	(3)	(8)
Amortization of other acquired intangibles	2	2	2	2	11	5
Restructuring expense	0	0	10	2	776	377
Acquisition-related expenses	0	0	0	0	(100)	89

Total operating expenses	62	70	74	73	(4)	7

Income from operations	18	11	7	7	97	13
Other income	3	(1)	3	0	*	*

Income before provision for taxes	21	10	10	7	141	47
Provision for income taxes	6	4	3	3	82	8

Net income	15%	6%	7%	4%	176%	71%

*	not meaningful
Revenue. Our total revenue increased 9% from $117.0 million in the second quarter of fiscal 2009 to $127.7 million in the second quarter of fiscal 2010. Total revenue would have increased by 6% if exchange rates had been constant in the second quarter of fiscal 2010 as compared to exchange rates in effect in the second quarter of fiscal 2009. Total revenue increased 7% from $237.9 million in the first six months of fiscal 2009 to $255.2 million in the first six months of fiscal 2010. Total revenue would have increased by 3% if exchange rates had been constant in the first six months of fiscal 2010 as compared to exchange rates in effect in the first six months of fiscal 2009. Revenue from both our Enterprise Business Solutions and Application Development Platforms product lines increased in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009, partially offset by a decrease in our Enterprise Data Solutions product line.
On a segment basis, revenue from our Application Development Platforms product line increased 9% from $77.8 million in the second quarter of fiscal 2009 to $84.6 million in the second quarter of fiscal 2010. Revenue from our Enterprise Business Solutions product line increased 39% from $17.9 million in the second quarter of fiscal 2009 to $24.9 million in the second quarter of fiscal 2010. Revenue for the Enterprise Business Solutions product line in the second quarter of fiscal 2010 included approximately $5 million of revenue from the product line acquired in the Savvion transaction in the first quarter of fiscal 2010. Organic growth for the Enterprise Business Solutions product line, absent the acquisition, was 13% in the second quarter of fiscal 2010. Revenue from our Enterprise Data Solutions product line decreased 15% from $22.0 million in the second quarter of fiscal 2009 to $18.8 million in the second quarter of fiscal 2010.
Revenue from our Application Development Platforms product line increased 5% from $159.0 million in the first six months of fiscal 2009 to $166.5 million in the first six months of fiscal 2010. Revenue from our Enterprise Business Solutions product line increased 34% from $39.3 million in the first six months of fiscal 2009 to $52.6 million in the first six months of fiscal

2010. Revenue for the Enterprise Business Solutions product line in the first six months of fiscal 2010 included approximately $7 million of revenue from the product line acquired in the Savvion transaction in the first quarter of fiscal 2010. Organic growth for the Enterprise Business Solutions product line, absent the acquisition, was 16% in the first six months of fiscal 2010. Revenue from our Enterprise Data Solutions product line decreased 11% from $41.9 million in the first six months of fiscal 2009 to $37.3 million in the first six months of fiscal 2010.
Software license revenue increased 15% from $38.5 million in the second quarter of fiscal 2009 to $44.2 million in the second quarter of fiscal 2010. Software license revenue would have increased by 11% if exchange rates had been constant in the second quarter of fiscal 2010 as compared to exchange rates in effect in the second quarter of fiscal 2009. Software license revenue increased 8% from $84.4 million in the first six months of fiscal 2009 to $91.3 million in the first six months of fiscal 2010. Software license revenue would have increased by 4% if exchange rates had been constant in the first six months of fiscal 2010 as compared to exchange rates in effect in the first six months of fiscal 2009. Excluding the impact of changes in exchange rates, the increase in software license revenue was due to an increase in the Application Development Platforms and Enterprise Business Solutions product lines partially offset by a decrease in our Enterprise Data Solutions product lines. Software license revenue from both indirect channels and direct end users increased in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009
Maintenance and services revenue increased 6% from $78.5 million in the second quarter of fiscal 2009 to $83.4 million in the second quarter of fiscal 2010. Maintenance revenue increased 3% and professional services revenue increased 27% in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009. Maintenance and services revenue would have increased by 3% if exchange rates had been constant in the second quarter of fiscal 2010 as compared to exchange rates in effect in the second quarter of fiscal 2009. Maintenance and services revenue increased 7% from $153.5 million in the first six months of fiscal 2009 to $163.9 million in the first six months of fiscal 2010. Maintenance and services revenue would have increased by 2% if exchange rates had been constant in the first six months of fiscal 2010 as compared to exchange rates in effect in the first six months of fiscal 2009. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of a slight increase in our installed customer base of maintenance renewals and growth in our professional services revenue, including projects related to Savvion.
Total revenue generated in North America increased 13% from $54.5 million in the second quarter of fiscal 2009 to $61.5 million in the second quarter of fiscal 2010 and represented 47% of total revenue in the second quarter of fiscal 2009 compared to 48% in the second quarter of fiscal 2010. Total revenue generated in markets outside North America increased 6% from $62.5 million in the second quarter of fiscal 2009 to $66.2 million in the second quarter of fiscal 2010 and represented 53% of total revenue in the second quarter of fiscal 2009 compared to 52% in the second quarter of fiscal 2010. Total revenue generated in markets outside North America would have represented 50% of total revenue if exchange rates had been constant in the second quarter of fiscal 2010 as compared to the exchange rates in effect in the second quarter of fiscal 2009. Revenue from two of the three major regions outside North America, consisting of Asia Pacific and Latin America, each increased in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009, which was partially offset by a decrease in revenue from EMEA.
Total revenue generated in North America increased 10% from $108.0 million in the first six months of fiscal 2009 to $119.3 million in the first six months of fiscal 2010 and represented 45% of total revenue in the first six months of fiscal 2009 and 47% of total revenue in the first six months of fiscal 2010. Total revenue generated in markets outside North America increased 5% from $129.9 million in the first six months of fiscal 2009 to $135.9 million in the first six months of fiscal 2010 and represented 55% of total revenue in the first six months of fiscal 2009 and 53% of total revenue in the first six months of fiscal 2010. Revenue from two of the three major regions outside North America, consisting of Asia Pacific and Latin America, each increased in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009, which was partially offset by a decrease in revenue from EMEA. Total revenue generated in markets outside North America would have represented 51% of total revenue if exchange rates had been constant in the first six months of fiscal 2010 as compared to the exchange rates in effect in the first six months of fiscal 2009.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses increased 6% from $1.5 million in the second quarter of fiscal 2009 to $1.6 million in the second quarter of fiscal 2010, and remained the same as a percentage of software license revenue from at 4%. Cost of software licenses decreased 6% from $3.8 million in the first six months of fiscal 2009 to $3.6 million in the first six months of fiscal 2010, and decreased as a percentage of software license revenue from 5% in the first six months of fiscal 2009 to 4% in the first six months of fiscal 2010. The dollar decrease was primarily due to lower distribution costs and lower headcount related expenses due to the recent restructuring activities that occurred in the first quarter of 2010. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services increased 15% from $16.0 million in the second quarter of fiscal 2009 to $18.3 million in the second quarter of fiscal 2010, and increased as a percentage of maintenance and services revenue from 20% to 22%. Cost of maintenance and services increased 6% from $33.3 million in the first six months of fiscal 2009 to $35.2 million in the first six months of fiscal 2010, and remained the same as a percentage of maintenance and services revenue at 22%. The total dollar amount of expense in fiscal 2010 increased due to higher usage of third-party contractors for service engagements.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased 4% from $5.1 million in the second quarter of fiscal 2009 to $5.3 million in the second quarter of fiscal 2010. Amortization of acquired intangibles for purchased technology increased 6% from $9.8 million in the first six months of fiscal 2009 to $10.4 million in the first six months of fiscal 2010. The increase was due to amortization expense associated with the acquisition of Savvion.
Gross Profit. Our gross profit increased 8% from $94.5 million in the second quarter of fiscal 2009 to $102.4 million in the second quarter of fiscal 2010. Our gross profit as a percentage of total revenue decreased from 81% in the second quarter of fiscal 2009 to 80% in the second quarter of fiscal 2010. Our gross profit increased 8% from $190.9 million in the first six months of fiscal 2009 to $206.0 million in the first six months of fiscal 2010. Our gross profit as a percentage of total revenue increased from 80% in the first six months of fiscal 2009 to 81% in the first six months of fiscal 2010. The increase in our gross profit percentage was due to the increase in total revenue and lower cost of licenses expenses, partially offset by an increase in cost of maintenance and services expenses and amortization expense of acquired intangibles for purchased technology as described above.
Sales and Marketing. Sales and marketing expenses decreased 8% from $43.5 million in the second quarter of fiscal 2009 to $40.1 million in the second quarter of fiscal 2010, and decreased as a percentage of total revenue from 37% to 31%. Sales and marketing expenses decreased 5% from $87.8 million in the first six months of fiscal 2009 to $83.3 million in the first six months of fiscal 2010, and decreased as a percentage of total revenue from 37% to 33%. The decrease in sales and marketing expenses was due to restructuring activities that occurred in the first quarter of fiscal 2010.
Product Development. Product development expenses increased 1% from $23.0 million in the second quarter of fiscal 2009 to $23.2 million in the second quarter of fiscal 2010, and decreased as a percentage of revenue from 20% to 18%. Product development expenses decreased 3% from $47.9 million in the first six months of fiscal 2009 to $46.5 million in the first six months of fiscal 2010, and decreased as a percentage of revenue from 20% to 18%. The decrease was primarily due to the restructuring activities that occurred in the first quarter of 2010, partially offset by an increase associated with the product development team acquired in the Savvion transaction.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased 3% from $13.8 million in the second quarter of fiscal 2009 to $13.4 million in the second quarter of fiscal 2010, and remained the same as a percentage of revenue at 11%. General and administrative expenses decreased 8% from $28.4 million in the first six months of fiscal 2009 to $26.2 million in the first six months of fiscal 2010, and decreased as a percentage of revenue from 12% to 11%. The decrease was primarily due to insurance reimbursements in excess of previously estimated amounts related to professional services fees from the SEC investigation and derivative lawsuits associated with our historical stock option grant practices and restructuring activities that occurred in the first quarter of fiscal 2010, partially offset by integration and transition expenses associated with the Savvion acquisition.
Restructuring Expenses. During the first quarter of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and our recent acquisitions. The restructuring was undertaken to enhance and re-focus our product strategy, to improve the way we take our products to market by becoming more customer and solutions driven, and to increase our market awareness. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 13 percent primarily within the sales, development and marketing organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The total costs associated with the restructuring was $26.0 million in the first six months of fiscal 2010, primarily related to employee severance, excess facilities costs for unused space and, to a lesser extent, termination costs of automobile leases for terminated employees.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles increased from $2.5 million in the second quarter of fiscal 2009 to $2.7 million in the second quarter of fiscal 2010. Amortization of other acquired intangibles increased from $4.8 million in the first six months of fiscal 2009 to $5.1 million in the first six months of fiscal 2010. The increase was due to amortization expense associated with the acquisition of Savvion.
Acquisition-related Expenses. Acquisition-related expenses in the first six months of fiscal 2010 primarily relate to the transaction costs, primarily professional services fees, associated with the acquisition of Savvion.
Income From Operations. Income from operations increased from $11.5 million in the second quarter of fiscal 2009 to $22.7 million in the second quarter of fiscal 2010. Income from operations increased from $16.3 million in the first six months of fiscal 2009 to $18.4 million in the first six months of fiscal 2010. The increase in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 was primarily the result of higher revenue and costs savings associated with our restructuring activities, partially offset by the restructuring charge that occurred in the first quarter of 2010.
Operating income from our Application Development Platforms business unit increased 32% from $41.0 million in the second quarter of fiscal 2009 to $54.2 million in the second quarter of fiscal 2010. The operating loss from our Enterprise Business Solutions business unit decreased 7% from $(16.7) million in the second quarter of fiscal 2009 to $(15.5) million in the second quarter of fiscal 2010. The operating loss from our Enterprise Data Solutions business unit increased from $(0.1) million in the second quarter of fiscal 2009 to $(2.8) million in the second quarter of fiscal 2010.
On a segment basis, operating income from our Application Development Platforms business unit increased 37% from $75.0 million in the first six months of fiscal 2009 to $102.8 million in the first six months of fiscal 2010. The operating loss from our Enterprise Business Solutions business unit decreased slightly from $(26.7) million in the first six months of fiscal 2009 to $(26.5) million in the first six months of fiscal 2010. The operating loss from our Enterprise Data Solutions business unit increased from $(1.3) million in the first six months of fiscal 2009 to $(7.6) million in the first six months of fiscal 2010. The increase in operating income in our Application Development Platforms group was due to the impact of the restructuring and re-allocation of resources, primarily sales and marketing, to the other two business units. See further discussion of segment reporting in footnote 12 of the condensed consolidated financial statements included in this report.
Other Income (Expense). Other income, primarily consisting of interest income and foreign currency gains and losses, increased from an expense of $0.5 million in the second quarter of fiscal 2009 to income of $3.9 million in the second quarter of fiscal 2010. Other income increased from $0.8 million in the first six months of fiscal 2009 to income of $6.7 million in the first six months of fiscal 2010. The increase was primarily due to an increase of $5.3 million in the value of our foreign currency average rate option contracts, which do not qualify for hedge accounting treatment and are marked-to-market each period, and an insurance settlement gain related to a pre-acquisition matter.
Provision for Income Taxes. Our effective tax rate was 27.9% in the first six months of 2010 as compared to 38.0% in the first six months of fiscal 2009. The decrease in the effective tax rate was due to a nonrecurring benefit of $2.5 million recorded in the second quarter of fiscal 2010. The nonrecurring tax benefit related to a change in estimate of our foreign earnings and profits utilized to determine the tax characterization of certain international cash repatriation, partially offset by resolution of certain of our uncertain tax positions related to netting of intercompany balances. The decrease was also due to changes in profit within certain tax jurisdictions, partially offset by a reduced expectation for research and development credits in fiscal 2010 as the credit provisions in the tax code expired at the end of December 2009.
Liquidity and Capital Resources
At the end of the second quarter of fiscal 2010, our cash and short-term investments totaled $260.6 million. The increase of $36.4 million since the end of fiscal 2009 was primarily due to cash generated from operations and issuances of common stock (net of share repurchases), partially offset by cash used for the acquisition of Savvion.
In addition to the $260.6 million of cash and short-term investments, we had investments with a fair value of $40.1 million related to ARS that are classified as long-term investments. These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 6 to 37 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies. Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At November 30, 2009, our ARS investments classified as long-term investments totaled $47.4 million at par value. During the first six months of fiscal 2010, noncurrent ARS totaling

$0.5 million were redeemed at par by the issuer, resulting in a net reduction of the par value of our ARS investments classified as long-term investments to $46.9 million. These ARS are classified as available-for-sale securities.
For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $40.1 million, and we recorded a temporary impairment charge in accumulated other comprehensive income of $6.8 million to reduce the value of our available-for-sale ARS investments.
In November 2008, we accepted a settlement offer in the form of a rights offering from UBS Financial Services (UBS), the investment firm that brokered the original purchases of the remaining $9.6 million par value of ARS that we hold as a result of our acquisition of IONA Technologies PLC. The rights offering provides us with a put option to sell these securities at par value to UBS during a period beginning on June 30, 2010. On June 30, 2010, we exercised the put option to sell these securities.
With the exception of the ARS classified as trading securities, we will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the balance sheet at May 31, 2010. Based on our cash and short-term investments balance of $260.6 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.
We generated $50.9 million in cash from operations in the first six months of fiscal 2010 as compared to $17.9 million in the first six months of fiscal 2009. The increase in cash generated from operations in the first six months of fiscal 2010 over the first six months of fiscal 2009 was primarily due to changes in working capital, especially lower levels of payments of liabilities as fiscal 2009 included payments associated with liabilities assumed in the acquisition of IONA Technologies in 2008 and improved collections of accounts receivable.
A summary of our cash flows from operations for the first six months of fiscal years 2010 and 2009 is as follows:

(In thousands)	Six Months Ended
	May 31, 2010	May 31, 2009

Net income	$18,052	$10,558
Depreciation, amortization and other noncash charges	30,224	27,754
Tax benefit (deficiency) from stock plans	1,657	(234)
Changes in operating assets and liabilities	985	(20,157)

Total	$50,918	$17,921

Accounts receivable decreased by $12.0 million from the end of fiscal 2009. Accounts receivable days sales outstanding, or DSO, decreased seven days to 61 days at the end of the second quarter of fiscal 2010 as compared to the end of the second quarter of fiscal 2009 and decreased four days from the end of fiscal 2009. We target a DSO range of 60 to 80 days.
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
We purchased property and equipment totaling $4.1 million in the first six months of fiscal 2010 as compared to $3.2 million in the first six months of fiscal 2009. The purchases consisted primarily of computer equipment and software and building and leasehold improvements.
We purchased and retired approximately 400,000 shares of our common stock for $11.5 million in the first six months of fiscal 2010 as compared to approximately 194,000 shares of our common stock for $3.8 million in the first six months of fiscal 2009.

We have 598,000 shares available to repurchase under our existing Board of Directors authorized repurchase program which expires on September 30, 2010.
We received $63.0 million in the first six months of fiscal 2010 from the exercise of stock options and the issuance of shares under our Employee Stock Purchase Plan as compared to $5.4 million in the first six months of fiscal 2009.
On June 10, 2010, we announced a further series of strategic initiatives intended to better position our company for long-term growth, improved profitability, greater competitiveness and improved efficiency across our global business. These initiatives include the refinement of our product portfolio towards core and high-growth opportunities, the global consolidation and redeployment of a portion of our product development and administrative personnel, assets and processes to other global locations that offer greater efficiencies to the business and the continued consolidation of offices around the world. See “Overview” for a description of these initiatives.
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, lease commitments, debt payments, restructuring and non-recurring expenses and other long-term obligations) through at least the next twelve months. To the extent that we complete any future acquisitions, our cash position could be reduced.
Revenue Backlog — Our aggregate revenue backlog at May 31, 2010 was approximately $165 million, of which $141 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At May 31, 2010, the remaining amount of backlog of approximately $24 million was composed of multi-year licensing arrangements of approximately $19 million and open software license orders received but not shipped of approximately $5 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the first six months of fiscal 2010, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2009 for a more complete discussion of the market risks we encounter.
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
(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On January 21, 2010, JuxtaComm Technologies (JuxtaComm) filed a complaint in the Eastern District of Texas against Progress Software, two of our subsidiaries and 19 other defendants, alleging infringement of JuxtaComm’s US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). In its complaint, JuxtaComm seeks unspecified monetary damages and permanent injunctive relief. In May 2010, we filed a response to this complaint in which we denied all claims; however, we cannot predict the outcome of this matter and an adverse resolution of this lawsuit could have a material adverse effect on our financial position or results of operations. We intend to vigorously defend ourselves.
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
(c)	Stock Repurchases

(In thousands, except per share data)
			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased	per Share	or Programs	Programs (1)

March 2010	—	—	—	646
April 2010	47	$31.68	47	599
May 2010	1	$31.84	1	598

Total	48	$31.68	48	598

(1)	In September 2009, the Board of Directors authorized, for the period from October 1, 2009 through September 30, 2010, the purchase of up to 1,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash.
Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
10.1	1991 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Annex B to our definitive Proxy Statement filed on March 26, 2010)

10.2	2008 Stock Option and Incentive Plan, as amended (incorporated herein by reference to Annex A to our definitive Proxy Statement filed on March 26, 2010)

10.3	2010 Fiscal Year Compensation Program for Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 9, 2010)

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Richard D. Reidy

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Norman R. Robertson

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: July 9, 2010	/s/ Richard D. Reidy
Richard D. Reidy
President and Chief Executive Officer (Principal Executive Officer)

Dated: July 9, 2010	/s/ Norman R. Robertson
Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: July 9, 2010	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)