Form 10-Q
period 2010-08-31
PROGRESS SOFTWARE CORP /MA
filed 2010-10-12
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2010
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
Yes ☐     No ☑
As of September 30, 2010, there were 43,287,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE NINE MONTHS ENDED AUGUST 31, 2010

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	August 31,	November 30,
	2010	2009

Assets
Current assets:
Cash and equivalents	$255,049	$175,873
Short-term investments	14,164	48,248

Total cash and short-term investments	269,213	224,121
Accounts receivable, net	84,966	98,872
Other current assets	25,266	20,193
Deferred income taxes	14,932	14,433

Total current assets	394,377	357,619

Property and equipment, net	57,963	59,625
Acquired intangible assets, net	90,646	86,389
Goodwill	239,471	218,498
Deferred income taxes	33,520	30,638
Long-term investments and other	44,343	46,081

Total	$860,320	$798,850

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$380	$358
Accounts payable	6,337	12,400
Accrued compensation and related taxes	36,699	44,472
Income taxes payable	1,538	4,082
Other accrued liabilities	34,217	24,369
Short-term deferred revenue	134,334	141,243

Total current liabilities	213,505	226,924

Long-term debt, less current portion	377	664

Long-term deferred revenue	3,342	4,511

Deferred income taxes	3,262	3,445

Other non-current liabilities	6,696	7,854

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 43,044 shares in 2010 and 40,604 shares in 2009	314,563	247,265
Retained earnings, including accumulated other comprehensive losses of $(10,020) in 2010 and $(3,385) in 2009	318,575	308,187

Total shareholders’ equity	633,138	555,452

Total	$860,320	$798,850

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2010	2009	2010	2009

Revenue:
Software licenses	$44,748	$39,173	$136,093	$123,538
Maintenance and services	83,989	80,260	247,847	233,802

Total revenue	128,737	119,433	383,940	357,340

Costs of revenue:
Cost of software licenses	2,025	1,758	5,633	5,602
Cost of maintenance and services	17,845	15,957	53,086	49,287
Amortization of acquired intangibles for purchased technology	4,839	4,811	15,222	14,609

Total costs of revenue	24,709	22,526	73,941	69,498

Gross profit	104,028	96,907	309,999	287,842

Operating expenses:
Sales and marketing	39,362	45,511	122,707	133,331
Product development	21,941	22,378	68,481	70,320
General and administrative	11,937	17,717	38,167	46,123
Amortization of other acquired intangibles	2,733	2,310	7,833	7,149
Restructuring expense	11,533	(211)	37,508	5,237
Acquisition-related expenses	53	110	468	330

Total operating expenses	87,559	87,815	275,164	262,490

Income from operations	16,469	9,092	34,835	25,352

Other income (expense):
Interest income and other	615	560	2,677	2,192
Foreign currency gain (loss)	(2,335)	(747)	2,278	(1,610)

Total other income (expense), net	(1,720)	(187)	4,955	582

Income before provision for income taxes	14,749	8,905	39,790	25,934
Provision for income taxes	5,505	3,384	12,495	9,855

Net income	$9,244	$5,521	$27,295	$16,079

Earnings per share:
Basic	$0.21	$0.14	$0.65	$0.40
Diluted	$0.21	$0.13	$0.62	$0.39

Weighted average shares outstanding:
Basic	43,224	40,117	42,280	40,018
Diluted	44,424	41,261	43,782	40,826

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended August 31,
	2010	2009

Cash flows from operating activities:
Net income	$27,295	$16,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,296	8,794
Amortization of acquired intangible assets	23,055	21,757
Stock-based compensation	13,201	16,914
Deferred income taxes	(1,155)	(3,753)
Tax benefit from stock plans	6,058	(508)
Excess tax benefit from stock plans	(3,486)	(13)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	13,342	15,205
Other current assets	(3,296)	740
Accounts payable and accrued liabilities	(2,999)	(32,000)
Income taxes payable	(6,717)	965
Deferred revenue	(3,059)	(8,458)

Net cash provided by operating activities	70,535	35,722

Cash flows from investing activities:
Purchases of investments available for sale	(14,552)	(70,063)
Sales and maturities of investments available for sale	30,896	35,584
Redemptions and repurchases of auction rate securities	18,990	7,050
Purchases of property and equipment	(7,091)	(6,061)
Acquisitions	(49,186)	—
Decrease (increase) in other non-current assets	280	(499)

Net cash used for investing activities	(20,663)	(33,989)

Cash flows from financing activities:
Issuance of common stock	67,814	7,407
Excess tax benefit from stock plans	3,486	13
Withholding tax payments related to net issuance of restricted stock units	(711)	—
Payment of long-term debt	(266)	(244)
Repurchase of common stock	(29,336)	(5,145)

Net cash provided by financing activities	40,987	2,031

Effect of exchange rate changes on cash	(11,683)	11,870

Net increase in cash and equivalents	79,176	15,634
Cash and equivalents, beginning of period	175,873	96,485

Cash and equivalents, end of period	$255,049	$112,119

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

(In thousands, except per share data)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2010	2009	2010	2009

Net income	$9,244	$5,521	$27,295	$16,079

Weighted average shares outstanding	43,224	40,117	42,280	40,018
Dilutive impact from common stock equivalents	1,200	1,144	1,502	808

Diluted weighted average shares outstanding	44,424	41,261	43,782	40,826

Earnings per share:
Basic	$0.21	$0.14	$0.65	$0.40
Diluted	$0.21	$0.13	$0.62	$0.39

We excluded stock awards representing approximately 3,296,000 shares and 5,894,000 shares of common stock from the calculation of diluted earnings per share in the third quarter of fiscal years 2010 and 2009, respectively, because these awards were anti-dilutive. We excluded stock awards representing approximately 2,931,000 shares and 7,012,000 shares of common stock from the calculation of diluted earnings per share in the first nine months of fiscal years 2010 and 2009, respectively, because these awards were anti-dilutive.
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
The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations:

(In thousands)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2010	2009	2010	2009

Cost of software licenses	$7	$8	$22	$28
Cost of maintenance and services	225	238	684	706
Sales and marketing	1,340	1,445	4,132	4,331
Product development	1,066	1,037	3,139	2,984
General and administrative	1,351	6,121	4,689	8,865
Restructuring	210	—	535	—

Total stock-based compensation expense	$4,199	$8,849	$13,201	$16,914

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
Our federal income tax returns are closed by statute for all years prior to fiscal 2006 and we are no longer subject to audit for those periods. Certain state taxing authorities are currently examining our income tax returns for years through fiscal 2008.

Our state income tax returns have been examined or are closed by statute for all years prior to fiscal 2005. Tax authorities for certain non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits, none of which are material to our balance sheet, cash flows or statements of operations. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2003.
In the first nine months of fiscal 2010, we recorded a nonrecurring tax benefit of $2.5 million. The nonrecurring tax benefit related to a change in estimate of the magnitude of our foreign earnings and profits utilized to determine the tax characterization of certain international cash repatriation (based on the completion of a comprehensive earnings and profits study), partially offset by resolution of certain of our uncertain tax positions related to netting of intercompany balances.
We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.
Note 6: Investments
A summary of our available for sale investments by major security type at August 31, 2010 is as follows:

(In thousands)

	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

State and municipal bond obligations	$10,408	$306	$—	$10,714
US government and agency securities	9,999	—	—	9,999
Auction rate securities — municipal bonds	27,200	—	(3,883)	23,317
Auction rate securities — student loans	19,000	—	(2,613)	16,387
Certificates of deposit	2,424	—	—	2,424

Total	$69,031	$306	$(6,496)	$62,841

Such amounts are classified on our balance sheet at August 31, 2010 as follows:

(In thousands)

	Cash	Short-term	Long-term
Security Type	Equivalents	Investments	Investments

State and municipal bond obligations	$—	$10,714	$—
US government and agency securities	7,499	2,500	—
Auction rate securities — municipal bonds	—	—	23,317
Auction rate securities — student loans	—	—	16,387
Certificates of deposit	1,474	950	—

Total	$8,973	$14,164	$39,704

For each of the auction rate securities (ARS) , we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $39.7 million, and the temporary impairment charge recorded at August 31, 2010 in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $6.5 million.
We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the balance sheet at August 31, 2010. However, based on our cash and short-term investments balance of $269.2 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.

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

The put option related to the ARS rights offering was exercisable beginning on June 30, 2010. On such date, we exercised the put option and our remaining portfolio of ARS trading securities was repurchased at par by UBS, the investment firm that brokered the original purchase of these ARS.

The fair value of our investments at August 31, 2010 and November 30, 2009, by contractual maturity, is as follows:

(In thousands)

	Aug. 31, 2010	Nov. 30, 2009

Due in one year or less (1)	$54,929	$80,396
Due after one year	7,912	9,826

Total	$62,841	$90,222

(1)	Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 6 to 37 years.
Investments with continuous unrealized losses for less than twelve months and twelve months or greater and their related fair values are as follows at August 31, 2010:

(In thousands)

		Less Than		12 Months
		12 Months		or Greater	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses

State and municipal bond obligations	$—	$—	$—	$—	$—	$—
US government and agency securities	—	—	—	—	—	—
Auction rate securities — municipal bonds	—	—	23,317	(3,883)	23,317	(3,883)
Auction rate securities — student loans	—	—	16,387	(2,613)	16,387	(2,613)
Certificates of deposit	—	—	—	—	—	—

Total	$—	$—	$39,704	$(6,496)	$39,704	$(6,496)

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

The unrealized losses associated with state and municipal obligations and corporate bonds and notes are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of August 31, 2010.

Note 7: Derivative Instruments
We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. All foreign currency option contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within one year. In the third quarter and first nine months of fiscal 2010, mark-to-market gains (losses) of $(1.6) million and $3.7 million, respectively, on foreign currency option contracts were recorded in other income in the statement of operations.
We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within 90 days. In the third quarter and first nine months of fiscal 2010, realized and unrealized losses of $0.2 million and $7.3 million, respectively, from our forward contracts were recognized in other income in the statement of operations. These losses were substantially offset by realized and unrealized gains on the offsetting positions.
The table below details outstanding foreign currency forward and option contracts at August 31, 2010 where the notional amount is determined using contract exchange rates:

(In thousands)

	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$40,418	$348
Foreign currency forward contracts to purchase U.S. dollars	15,360	68
Foreign currency option contracts to purchase U.S. dollars	109,777	5,718

Total	$165,555	$6,134

Note 8: Fair Value Measurements
The following table details the fair value measurements within the fair value hierarchy of our financial assets:

(In thousands)

		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	August 31,	Using Identical	Observable Inputs	Unobservable
Description	2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

State and municipal bond obligations	$10,714	$10,714	$—	$—
US government and agency securities	9,999	9,999	—	—
Auction rate securities — municipal bonds	23,317	—	—	23,317
Auction rate securities — student loans	16,387	—	—	16,387
Certificates of deposit	2,424	2,424	—	—
Foreign exchange derivatives	6,134	—	6,134	—

Total	$68,975	$23,137	$6,134	$39,704

The valuation technique used to measure fair value for our Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. The valuation technique used to measure fair value for our Level 3 assets is an income approach, where the expected weighted average future cash flows were discounted back to present value for each asset.

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs:

(In thousands)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2010	2009	2010	2009

Balance, beginning of period	$49,705	$58,205	$58,454	$65,214
Redemptions and repurchases	(10,265)	(1,650)	(18,990)	(7,050)
Unrealized gain included in accumulated other comprehensive income	264	1,779	240	170
Unrealized gain on ARS trading securities included in other income	1,049	459	1,596	1,269
Unrealized loss on put option related to ARS rights offering included in other income	(1,049)	(459)	(1,596)	(1,269)

Balance, end of period	$39,704	$58,334	$39,704	$58,334

Note 9: Comprehensive Income
The components of comprehensive income include net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis:

(In thousands)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2010	2009	2010	2009

Net income, as reported	$9,244	$5,521	$27,295	$16,079
Foreign currency translation adjustments	2,915	896	(6,925)	8,284
Unrealized gains on investments	169	1,082	289	183

Total comprehensive income	$12,328	$7,499	$20,659	$24,546

Note 10: Common Stock Repurchases
We purchased and retired approximately 997,000 shares and 261,000 shares of our common stock for $29.3 million and $5.1 million in the first nine months of fiscal 2010 and fiscal 2009, respectively. We have repurchased substantially all available shares under our previous Board authorized share repurchase program. On October 1, 2010, the Board of Directors authorized, for the period from October 1, 2010 through September 30, 2011, the purchase of up to $100 million of our common stock, at such times that management deems such purchases to be an effective use of cash.
Note 11: Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Goodwill in certain jurisdictions changes each period due to changes in foreign currency exchange rates. We assigned goodwill of $61.0 million to the Application Development Platforms operating segment, $78.1 million to the Enterprise Business Solutions operating segment and $100.4 million to the Enterprise Data Solutions operating segment. See Note 12 for a description of each operating segment. The increase in goodwill from the end of fiscal 2009 was primarily related to the acquisition of Savvion Inc. (Savvion) in January 2010. See Note 15 for a description of the Savvion acquisition.
Note 12: Segment Information
Operating segments, as defined under U.S. generally accepted accounting principles (GAAP), are components of an enterprise about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. We internally report results to our chief operating decision maker on both a business unit basis and a functional basis. Our business units represent our segments for financial reporting purposes. However, our organization is managed primarily on a functional basis. We assign dedicated costs and expenses directly to each business unit. We utilize an allocation methodology to assign all other costs and expenses to each business unit. A significant portion of the total costs and expenses assigned to each business unit are allocated. We disclose revenue and operating income based upon internal accounting methods. Our chief operating decision maker is our Chief Executive Officer.

For fiscal 2010, we have reorganized our internal reporting into three business units, each of which meet the criteria for segment reporting: (1) Application Development Platforms, which includes the OpenEdge, Orbix and ObjectStore product sets; (2) Enterprise Business Solutions, which includes the Apama, Sonic, Actional, Savvion and FUSE product sets; and (3) Enterprise Data Solutions, which includes the DataDirect Connect, DataDirect Shadow and DataServices product sets. Segment data for 2009 has been formatted to conform to the current year presentation.
We do not manage our assets or capital expenditures by segment or assign other income and income taxes to segments. We manage and report such items on a consolidated company basis.
The following table provides revenue and income (losses) from operations for our reportable segments on an interim basis:

(In thousands)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2010	2009	2010	2009

Revenue:
Application Development Platform segment	$77,238	$79,837	$243,696	$238,800
Enterprise Business Solutions segment	35,097	19,788	87,651	59,101
Enterprise Data Solutions segment	16,480	20,094	53,732	61,968
Reconciling items	(78)	(286)	(1,139)	(2,529)

Total	$128,737	$119,433	$383,940	$357,340

Income (loss) from operations:
Application Development Platform segment	$48,719	$43,491	$151,505	$118,507
Enterprise Business Solutions segment	(4,431)	(16,377)	(30,957)	(43,027)
Enterprise Data Solutions segment	(4,591)	(2,189)	(12,207)	(3,480)
Reconciling items	(23,228)	(15,833)	(73,506)	(46,648)

Total	$16,469	$9,092	$34,835	$25,352

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
On January 21, 2010, JuxtaComm Technologies (JuxtaComm) filed a complaint in the Eastern District of Texas against Progress Software, two of our subsidiaries and 19 other defendants, alleging infringement of JuxtaComm’s US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). In its complaint, JuxtaComm seeks unspecified monetary damages and permanent injunctive relief. In May 2010, we filed a response to this complaint in which we denied all claims. The discovery phase of this litigation has commenced. We intend to vigorously defend ourselves; however, we cannot predict the outcome of this matter and an adverse resolution of this lawsuit could have a material adverse effect on our financial position or results of operations.
Note 14: Restructuring Charges
Q3 2010 Restructuring Plan
During the third quarter of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes. The restructuring was undertaken to better position the company for long-term growth, improved profitability, greater competitiveness and improved efficiency across our global business. These strategic initiatives include the refinement of our product portfolio towards core and high-growth opportunities, the global consolidation and redeployment of a portion of our product development and administrative personnel, assets and processes to other global locations that offer greater efficiencies to the business and the continued

consolidation of offices around the world. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 7 percent primarily within the development, sales and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The total costs associated with the restructuring aggregated to $11.5 million. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The restructuring charge included $0.2 million of noncash stock-based compensation and $0.3 million of adjustments related to previous restructurings. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.
These strategic initiatives also involve the increased investment and expansion of development and administration operations in India, where we have run a successful development organization for several years. Over the next fifteen months, we expect to increase the size of our development organization in Hyderabad, India, from about a third of our development resources to about half, in order to manage our development costs as we increase overall R&D headcount and bandwidth in our key product areas. Therefore, we expect to move and add additional product group functions as well as certain administrative functions to India. This expansion in India will result in the reduction of our development and administration operations headcount in other geographies in which we operate. In addition, we intend to continue the consolidation of some of our offices around the world.
Through these initiatives, we expect to incur aggregate future pre-tax restructuring charges and pre-tax non-recurring transition expenses of approximately $10 million to $20 million over the next fifteen months, primarily consisting of costs for severance, transition costs and consolidation of facilities. The transition expenses are necessary to ramp up the new, more efficient capabilities ahead of switching over from the existing cost structure. We will report these restructuring charges and transition expenses in our financial results as they are incurred during the phase-in period.
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

A summary of activity for all restructuring actions is as follows:

(In thousands)

	Excess Facilities	Employee Severance
	and Other Costs	and Related Benefits	Total

Balance, December 1, 2009	$6,191	$252	$6,443
Establishment of reserve related to Q1 2010 restructuring	5,288	20,157	25,445
Establishment of reserve related to Q3 2010 restructuring	2,452	8,573	11,025
Additional adjustments to initial reserves	(201)	704	503
Cash disbursements	(3,891)	(24,292)	(28,183)
Translation adjustments and other	(538)	(438)	(976)

Balance, August 31, 2010	$9,301	$4,956	$14,257

The amounts included under cash disbursements for excess facilities costs are net of proceeds received from sublease agreements. The balance of the employee severance and related benefits is expected to be paid over a period of time ending in fiscal 2011. The balance of the excess facilities and related costs is expected to be paid over a period of time ending in fiscal 2013.
For all restructuring reserves described above the short-term portion of $10.2 million is included in other accrued liabilities and the long-term portion of $4.1 million is included in other non-current liabilities on the balance sheet at August 31, 2010.
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

(In thousands)

	Total	Life (in years)

Acquired intangible assets	$28,000	7 to 9 years
Goodwill	20,993
Accounts receivable	5,120
Deferred tax assets	1,645
Liabilities assumed, net of other assets	(6,572)

Net cash paid	$49,186

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the synergy created as a result of this acquisition, due to future product and solution offerings, has principally contributed to a purchase price that resulted in the recognition of approximately $21 million of goodwill, which is not deductible for tax purposes.
We have not included pro forma financial information for Savvion as the historical operations were not significant to our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: the receipt and shipment of new orders; the timely release and market acceptance of new products and /or enhancements to our existing products; the growth rates of certain market segments; the positioning of our products in those market segments; variations in the demand for professional services and technical support; pricing pressures and the competitive environment in the software industry; the continued uncertainty in the U.S. and international economies, which could result in fewer sales of our products and may otherwise harm our business; business and consumer use of the Internet; our ability to complete and integrate acquisitions; our ability to realize the expected benefits and anticipated synergies from acquired businesses; our ability to penetrate international markets and manage our international operations; the possibility that our efforts to contain our operating expenses may not have the effect we expect; the Company’s ability to realize the expected benefits from its previously-announced restructuring actions; the charges and expenses associated with, and potential disruption to the Company’s business from those restructuring actions; changes in exchange rates; and those factors discussed in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.
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
For fiscal 2010, we reorganized our segment reporting into three business units: Application Development Platforms, Enterprise Business Solutions and Enterprise Data Solutions. Our product lines comply with open standards, deliver high levels of performance and scalability and provide a low total cost of ownership. Our products are generally sold under perpetual licenses, but certain product lines and business activities also utilize a term or subscription licensing model. A complete discussion of our business units is included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2009.
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
The results for the first nine months of fiscal 2010 reflect a restructuring charge of $37.5 million taken in connection with the previously announced restructurings of our operations. These restructurings were principally completed during the first and third quarter. The restructurings were undertaken to enhance and re-focus our product strategy, to improve the way we take our products to market by becoming more customer and solutions driven, and to increase Progress Software’s market awareness. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 13 percent in the first quarter restructuring and 7 percent in the third quarter restructuring primarily within our sales, development and marketing organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations.

These strategic initiatives also involve the increased investment and expansion of development and administration operations in India, where we have run a successful development organization for several years. We expect to increase the size of our development organization in Hyderabad, India, from about a third of our development resources to about half, in order to manage our development costs as we increase overall R&D headcount and bandwidth in our key product areas. Therefore, over the next fifteen months, we expect to move and add additional product group functions as well as certain administrative functions to India. This expansion in India will result in the reduction of our development and administration operations headcount in all other geographies in which we operate. In addition, we intend to continue the consolidation of some of our offices around the world.
Through these initiatives, we expect to incur aggregate future pre-tax restructuring charges and pre-tax non-recurring transition expenses of approximately $10 million to $20 million over the next fifteen months, primarily comprising costs for severance, transition costs and consolidation of facilities. The transition expenses are necessary to ramp up the new, more efficient capabilities ahead of switching over from the existing cost structure.
Another factor impacting our results is that we derive a significant portion of our revenue from international operations. In the first three quarters of fiscal 2009, the strengthening of the U.S. dollar against most major currencies, primarily the euro and the British pound, negatively affected the translation of our results into U.S. dollars. In the fourth quarter of fiscal 2009 and in the first six months of fiscal 2010, the weakening of the U.S. dollar against most major currencies positively affected the translation of our results into U.S. dollars. Since then and expecting a continuation into the fourth quarter of fiscal 2010, we anticipate that the stronger U.S. dollar against most major currencies will negatively affect the translation of our results into U.S. dollars.
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
During the first nine months of fiscal 2010, there were no significant changes in our critical accounting policies and estimates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2009 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change
	Three Months Ended		Nine Months Ended		Three	Nine
	Aug. 31,	Aug. 31,	Aug. 31,	Aug. 31,	Month	Month
	2010	2009	2010	2009	Period	Period

Revenue:
Software licenses	35%	33%	35%	35%	14%	10%
Maintenance and services	65	67	65	65	5	6

Total revenue	100	100	100	100	8	7

Costs of revenue:
Cost of software licenses	1	2	1	2	15	1
Cost of maintenance and services	14	13	14	14	12	8
Amortization of acquired intangibles for purchased technology	4	4	4	4	1	4

Total costs of revenue	19	19	19	20	10	6

Gross profit	81	81	81	80	7	8

Operating expenses:
Sales and marketing	31	38	32	37	(14)	(8)
Product development	17	19	18	19	(2)	(3)
General and administrative	9	15	10	13	(33)	(17)
Amortization of other acquired intangibles	2	2	2	2	18	10
Restructuring expense	9	0	10	2	—	—
Acquisition-related expenses	0	0	0	0	*	42

Total operating expenses	68	74	72	73	0	5

Income from operations	13	7	9	7	81	37
Other income (expense)	(2)	0	1	0	(820)	751

Income before provision for taxes	11	7	10	7	66	53
Provision for income taxes	4	2	3	3	63	27

Net income	7%	5%	7%	4%	67%	70%

*	not meaningful
Revenue. Our total revenue increased 8% from $119.4 million in the third quarter of fiscal 2009 to $128.7 million in the third quarter of fiscal 2010. Total revenue would have increased by 10% if exchange rates had been constant in the third quarter of fiscal 2010 as compared to exchange rates in effect in the third quarter of fiscal 2009. Total revenue increased 7% from $357.3 million in the first nine months of fiscal 2009 to $383.9 million in the first nine months of fiscal 2010. Total revenue would have increased by 5% if exchange rates had been constant in the first nine months of fiscal 2010 as compared to exchange rates in effect in the first nine months of fiscal 2009.
On a segment basis, revenue from our Application Development Platforms product line decreased 3% from $79.8 million in the third quarter of fiscal 2009 to $77.2 million in the third quarter of fiscal 2010. Revenue from our Enterprise Business Solutions product line increased 77% from $19.8 million in the third quarter of fiscal 2009 to $35.1 million in the third quarter of fiscal 2010. Revenue for the Enterprise Business Solutions product line in the third quarter of fiscal 2010 included $6.4 million of revenue from the product line acquired in the Savvion transaction earlier in fiscal 2010. Organic growth for the Enterprise Business Solutions product line, absent the acquisition, was 45% in the third quarter of fiscal 2010. Revenue from our Enterprise Data Solutions product line decreased 18% from $20.1 million in the third quarter of fiscal 2009 to $16.5 million in the third quarter of fiscal 2010.
Revenue from our Application Development Platforms product line increased 2% from $238.8 million in the first nine months of fiscal 2009 to $243.7 million in the first nine months of fiscal 2010. Revenue from our Enterprise Business Solutions product line increased 48% from $59.1 million in the first nine months of fiscal 2009 to $87.7 million in the first nine months of fiscal 2010. Revenue for the Enterprise Business Solutions product line in the first nine months of fiscal 2010 included $13.3 million of revenue from the Savvion product line. Organic growth for the Enterprise Business Solutions product line, absent the acquisition, was 26% in the first nine months of fiscal 2010 driven primarily by the Apama and FUSE product sets. Revenue from our Enterprise Data Solutions product line decreased 13% from $62.0 million in the first nine months of fiscal 2009 to $53.7 million in the first nine months of fiscal 2010.
Software license revenue increased 14% from $39.2 million in the third quarter of fiscal 2009 to $44.7 million in the third quarter of fiscal 2010. Software license revenue would have increased by 16% if exchange rates had been constant in the third quarter of fiscal 2010 as compared to exchange rates in effect in the third quarter of fiscal 2009. Software license revenue increased 10% from $123.5 million in the first nine months of fiscal 2009 to $136.1 million in the first nine months of fiscal 2010. Software license revenue would have increased by 7% if exchange rates had been constant in the first nine months of fiscal 2010 as compared to exchange rates in effect in the first nine months of fiscal 2009. Excluding the impact of changes in exchange rates, the increase in software license revenue was due to an increase in the Application Development Platforms and Enterprise Business Solutions product lines partially offset by a decrease in our Enterprise Data Solutions product lines. Software license revenue from both indirect channels and direct end users increased in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009.
Maintenance and services revenue increased 5% from $80.3 million in the third quarter of fiscal 2009 to $84.0 million in the third quarter of fiscal 2010. Maintenance revenue was flat and professional services revenue increased 42% in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009. Maintenance and services revenue would have increased by 8% if exchange rates had been constant in the third quarter of fiscal 2010 as compared to exchange rates in effect in the third quarter of fiscal 2009. Maintenance and services revenue increased 6% from $233.8 million in the first nine months of fiscal 2009 to $247.8 million in the first nine months of fiscal 2010. Maintenance and services revenue would have increased by 4% if exchange rates had been constant in the first nine months of fiscal 2010 as compared to exchange rates in effect in the first nine months of fiscal 2009. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of a slight increase in our installed customer base of maintenance renewals and growth in our professional services revenue, including projects related to Savvion.
Total revenue generated in North America increased 32% from $42.1 million in the third quarter of fiscal 2009 to $55.6 million in the third quarter of fiscal 2010 and represented 39% of total revenue in the third quarter of fiscal 2009 compared to 45% in the third quarter of fiscal 2010. Total revenue generated in markets outside North America increased 3% from $64.8 million in the third quarter of fiscal 2009 to $66.7 million in the third quarter of fiscal 2010 and represented 61% of total revenue in the third quarter of fiscal 2009 compared to 55% in the third quarter of fiscal 2010. Total revenue generated in markets outside North America would have represented 53% of total revenue if exchange rates had been constant in the third quarter of fiscal 2010 as compared to the exchange rates in effect in the third quarter of fiscal 2009. Revenue from two of the three major regions outside North America, consisting of Asia Pacific and Latin America, each increased in the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009, which was partially offset by a decrease in revenue from EMEA.
Total revenue generated in North America increased 17% from $150.1 million in the first nine months of fiscal 2009 to $174.8 million in the first nine months of fiscal 2010 and represented 44% of total revenue in the first nine months of fiscal 2009 and 46% of total revenue in the first nine months of fiscal 2010. Total revenue generated in markets outside North America increased 4% from $194.7 million in the first nine months of fiscal 2009 to $202.6 million in the first nine months of fiscal 2010 and represented 56% of total revenue in the first nine months of fiscal 2009 compared to 54% of total revenue in the first nine months of fiscal 2010. Revenue from two of the three major regions outside North America, consisting of Asia Pacific and Latin America, each increased in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009, which was partially offset by a decrease in revenue from EMEA. Total revenue generated in markets outside North America would have represented 52% of total revenue if exchange rates had been constant in the first nine months of fiscal 2010 as compared to the exchange rates in effect in the first nine months of fiscal 2009.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses increased 15% from $1.8 million in the third quarter of fiscal 2009 to $2.0 million in the third quarter of fiscal 2010, and increased as a percentage of software license revenue from 4% to 5%. Cost of software licenses increased 1% from $5.6 million in the first nine months of fiscal 2009 to $5.7 million in the first nine months of fiscal 2010, and decreased as a percentage of software license revenue from 5% in the first nine months of fiscal 2009 to 4% in the first nine months of fiscal 2010. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services increased 12% from $16.0 million in the third quarter of fiscal 2009 to $17.8 million in the third quarter of fiscal 2010, and increased as a percentage of maintenance and services revenue from 20% to 21%. Cost of maintenance and services increased 8% from $49.3 million in the first nine months of fiscal 2009 to $53.1 million in the first nine months of fiscal 2010, and remained the same as a percentage of maintenance and services revenue at 21%. The total dollar amount of expense in fiscal 2010 increased due to higher usage of third-party contractors for service engagements.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology increased 1% from $4.8 million in the third quarter of fiscal 2009 to $4.9 million in the third quarter of fiscal 2010. Amortization of acquired intangibles for purchased technology increased 4% from $14.6 million in the first nine months of fiscal 2009 to $15.2 million in the first nine months of fiscal 2010. The increase was due to amortization expense associated with the acquisition of Savvion.
Gross Profit. Our gross profit increased 7% from $96.9 million in the third quarter of fiscal 2009 to $104.0 million in the third quarter of fiscal 2010. Our gross profit as a percentage of total revenue remained the same at 81% in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2010. Our gross profit increased 8% from $287.8 million in the first nine months of fiscal 2009 to $310.0 million in the first nine months of fiscal 2010. Our gross profit as a percentage of total revenue remained the same at 81% in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2010. The increase in our gross profit was due to the increase in total revenue, partially offset by an increase in cost of maintenance and services expenses and amortization expense of acquired intangibles for purchased technology as described above.
Sales and Marketing. Sales and marketing expenses decreased 14% from $45.5 million in the third quarter of fiscal 2009 to $39.4 million in the third quarter of fiscal 2010, and decreased as a percentage of total revenue from 38% to 31%. Sales and marketing expenses decreased 8% from $133.3 million in the first nine months of fiscal 2009 to $122.7 million in the first nine months of fiscal 2010, and decreased as a percentage of total revenue from 37% to 32%. The decrease in sales and marketing expenses was due to restructuring activities that occurred in the first quarter of fiscal 2010.
Product Development. Product development expenses decreased 2% from $22.4 million in the third quarter of fiscal 2009 to $21.9 million in the third quarter of fiscal 2010, and decreased as a percentage of revenue from 19% to 17%. Product development expenses decreased 3% from $70.3 million in the first nine months of fiscal 2009 to $68.5 million in the first nine months of fiscal 2010, and decreased as a percentage of revenue from 20% to 18%. The decrease was primarily due to the restructuring activities that occurred in the first quarter of 2010, partially offset by an increase associated with the product development team acquired in the Savvion transaction.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased 33% from $17.7 million in the third quarter of fiscal 2009 to $11.9 million in the third quarter of fiscal 2010, and decreased as a percentage of revenue from 15% to 9%. General and administrative expenses decreased 17% from $46.1 million in the first nine months of fiscal 2009 to $38.2 million in the first nine months of fiscal 2010, and decreased as a percentage of revenue from 13% to 10%. The decrease was primarily due to insurance reimbursements in excess of previously estimated amounts related to professional services fees from the SEC investigation and derivative lawsuits associated with our historical stock option grant practices and restructuring activities that occurred in the first quarter of fiscal 2010, partially offset by integration and transition expenses associated with the Savvion acquisition.
Restructuring Expenses. During the third quarter of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes. The restructuring was undertaken to better position the company for long-term growth, improved profitability, greater competitiveness and improved efficiency across our global business. These initiatives include the refinement of our product portfolio towards core and high-growth opportunities, the global consolidation and redeployment of a portion of our product development and administrative personnel, assets and processes to other global locations that offer greater efficiencies to the business and the continued consolidation of offices around the world. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 7 percent primarily within the development, sales and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The total costs associated with the restructuring aggregated to $11.5 million. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The restructuring charge included $0.2 million of noncash stock-based compensation. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.
During the first quarter of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and our recent acquisitions. The restructuring was undertaken to enhance and re-focus our product strategy, to improve the way we take our products to market by becoming more customer and solutions driven, and to increase our market awareness. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 13 percent primarily within the sales, development and marketing organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The total costs associated with the restructuring was $26.0 million in the first nine months of fiscal 2010, primarily related to employee severance, excess facilities costs for unused space and, to a lesser extent, termination costs of automobile leases for terminated employees.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles increased from $2.3 million in the third quarter of fiscal 2009 to $2.7 million in the third quarter of fiscal 2010. Amortization of other acquired intangibles increased from $7.1 million in the first nine months of fiscal 2009 to $7.8 million in the first nine months of fiscal 2010. The increase was due to amortization expense associated with the acquisition of Savvion.
Acquisition-related Expenses. Acquisition-related expenses in the first nine months of fiscal 2010 primarily relate to the transaction costs, primarily professional services fees, associated with the acquisition of Savvion.
Income From Operations. Income from operations increased from $9.1 million in the third quarter of fiscal 2009 to $16.5 million in the third quarter of fiscal 2010. Income from operations increased from $25.4 million in the first nine months of fiscal 2009 to $35.8 million in the first nine months of fiscal 2010. The increase in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 was primarily the result of higher revenue and costs savings associated with our restructuring activities, partially offset by the restructuring charges that occurred in the first and third quarters of 2010.
Operating income from our Application Development Platforms business unit increased 12% from $43.5 million in the third quarter of fiscal 2009 to $48.7 million in the third quarter of fiscal 2010. The operating loss from our Enterprise Business Solutions business unit decreased 73% from $(16.4) million in the third quarter of fiscal 2009 to $(4.4) million in the third quarter of fiscal 2010. The operating loss from our Enterprise Data Solutions business unit increased from $(2.2) million in the third quarter of fiscal 2009 to $(4.6) million in the third quarter of fiscal 2010.
On a segment basis, operating income from our Application Development Platforms business unit increased 28% from $118.5 million in the first nine months of fiscal 2009 to $151.5 million in the first nine months of fiscal 2010. The operating loss from our Enterprise Business Solutions business unit decreased from $(43.0) million in the first nine months of fiscal 2009 to $(31.0) million in the first nine months of fiscal 2010. The operating loss from our Enterprise Data Solutions business unit increased from $(3.5) million in the first nine months of fiscal 2009 to $(12.2) million in the first nine months of fiscal 2010. The increase in operating income in our Application Development Platforms group was due to the impact of the restructuring and re-allocation of resources, primarily sales and marketing, to the other two business units. See further discussion of segment reporting in footnote 12 of the condensed consolidated financial statements included in this report.
Other Income (Expense). Other income, primarily consisting of interest income and foreign currency gains and losses, increased from an expense of $0.2 million in the third quarter of fiscal 2009 to an expense of $1.7 million in the third quarter of fiscal 2010. Other income increased from $0.6 million in the first nine months of fiscal 2009 to income of $5.0 million in the first nine months of fiscal 2010. The increase was primarily due to an increase of $4.0 million in the value of our foreign currency average rate option contracts, which do not qualify for hedge accounting treatment and are marked-to-market each period, and an insurance settlement gain related to a pre-acquisition matter.
Provision for Income Taxes. Our effective tax rate was 31.4% in the first nine months of 2010 as compared to 38.0% in the first nine months of fiscal 2009. The decrease in the effective tax rate was due to a nonrecurring benefit of $2.5 million recorded in the second quarter of fiscal 2010. The nonrecurring tax benefit related to a change in estimate of our foreign earnings and profits utilized to determine the tax characterization of certain international cash repatriation, partially offset by resolution of certain of our uncertain tax positions related to netting of intercompany balances. The decrease was also due to changes in profit within certain tax jurisdictions, partially offset by a reduced expectation for research and development credits in fiscal 2010 as the credit provisions in the tax code expired at the end of December 2009.
Liquidity and Capital Resources
At the end of the third quarter of fiscal 2010, our cash and short-term investments totaled $269.2 million. The increase of $45.1 million since the end of fiscal 2009 was primarily due to cash generated from operations and issuances of common stock upon exercise of stock options (net of share repurchases), partially offset by cash used for the acquisition of Savvion.
In addition to the $269.2 million of cash and short-term investments, we had investments with a fair value of $39.7 million related to ARS that are classified as long-term investments. These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 6 to 37 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies. Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At November 30, 2009, our ARS investments classified as long-term investments totaled $47.4 million at par value. During the first nine months of fiscal 2010, noncurrent ARS totaling $1.2 million were redeemed at par by the issuers, resulting in a net reduction of the par value of our ARS investments classified as long-term investments to $46.2 million. These ARS are classified as available-for-sale securities. During the first nine months of fiscal 2010, a total of $17.7 million of ARS classified as trading securities were repurchased at par by UBS, the investment firm that brokered the original purchases of these ARS.
For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $39.7 million, and we recorded a temporary impairment charge in accumulated other comprehensive income of $6.5 million to reduce the value of our available-for-sale ARS investments.
We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the balance sheet at August 31, 2010. Based on our cash and short-term investments balance of $269.2 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.
We generated $70.5 million in cash from operations in the first nine months of fiscal 2010 as compared to $35.7 million in the first nine months of fiscal 2009. The increase in cash generated from operations in the first nine months of fiscal 2010 over the first nine months of fiscal 2009 was primarily due to changes in working capital, especially lower levels of payments of liabilities as fiscal 2009 included payments associated with liabilities assumed in the acquisition of IONA Technologies in 2008 and improved collections of accounts receivable.
A summary of our cash flows from operations for the first nine months of fiscal years 2010 and 2009 is as follows:

(In thousands)

	2010	2009

Net income	$27,295	$16,079
Depreciation, amortization and other noncash charges	44,552	47,465
Tax benefit (deficiency) from stock plans	2,572	(521)
Changes in operating assets and liabilities	(3,884)	(27,301)

Total	$70,535	$35,722

Accounts receivable decreased by $13.9 million from the end of fiscal 2009. Accounts receivable days sales outstanding, or DSO, decreased four days to 59 days at the end of the third quarter of fiscal 2010 as compared to the end of the third quarter of fiscal 2009 and decreased six days from the end of fiscal 2009. We target a DSO range of 60 to 80 days.
On January 8, 2010, we acquired all of the equity interests in Savvion, a privately-held company, through a merger of Savvion with a wholly-owned subsidiary for an aggregate purchase price of approximately $49 million. Savvion is a provider of business process management software. The Savvion product lines became part of our Enterprise Business Solutions business unit. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Savvion are included in our operating results from the date of acquisition. The purchase price was paid in cash from available funds.
We purchased property and equipment totaling $7.1 million in the first nine months of fiscal 2010 as compared to $6.1 million in the first nine months of fiscal 2009. The purchases consisted primarily of computer equipment and software and building and leasehold improvements.

We purchased and retired approximately 997,000 shares and 261,000 shares of our common stock for $29.3 million and $5.1 million in the first nine months of fiscal 2010 and fiscal 2009, respectively. We have repurchased substantially all available shares under our previous Board authorized share repurchase program. On October 1, 2010, the Board of Directors authorized, for the period from October 1, 2010 through September 30, 2011, the purchase of up to $100 million of our common stock, at such times that management deems such purchases to be an effective use of cash.
We received $67.8 million in the first nine months of fiscal 2010 from the exercise of stock options and the issuance of shares under our Employee Stock Purchase Plan as compared to $7.4 million in the first nine months of fiscal 2009.
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
Revenue Backlog — Our aggregate revenue backlog at August 31, 2010 was approximately $159 million, of which $138 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At August 31, 2010, the remaining amount of backlog of approximately $21 million was composed of multi-year licensing arrangements of approximately $16 million and open software license orders received but not shipped of approximately $5 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
We typically fulfill most of our software license orders within 30 days of acceptance of a purchase order. Assuming all other revenue recognition criteria have been met, we recognize software license revenue upon shipment of the product, or if delivered electronically, when the customer has the right to access the software. Because there are many elements governing when revenue is recognized, including when orders are shipped, credit approval, completion of internal control processes over revenue recognition and other factors, management has some control in determining the period in which certain revenue is recognized. We frequently have open software license orders at the end of the quarter which have not shipped or have otherwise not met all the required criteria for revenue recognition. Although the amount of open software license orders may vary at any time, we generally do not believe that the amount, if any, of such software license orders as well as the other elements of the backlog at the end of a particular quarter is a reliable indicator of future performance. In addition, there is no industry standard for the definition of backlog and there may be an element of estimation in determining the amount. As such, direct comparisons with other companies may be difficult or potentially misleading.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the first nine months of fiscal 2010, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our

Annual Report on Form 10-K for our fiscal year ended November 30, 2009 for a more complete discussion of the market risks we encounter.
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
(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On January 21, 2010, JuxtaComm Technologies (JuxtaComm) filed a complaint in the Eastern District of Texas against Progress Software, two of our subsidiaries and 19 other defendants, alleging infringement of JuxtaComm’s US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). In its complaint, JuxtaComm seeks unspecified monetary damages and permanent injunctive relief. In May 2010, we filed a response to this complaint in which we denied all claims. The discovery phase of this litigation has commenced. We cannot predict the outcome of this matter and an adverse resolution of this lawsuit could have a material adverse effect on our financial position or results of operations. We intend to vigorously defend ourselves.
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
(c)	Stock Repurchases

(In thousands, except per share data)

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased	per Share	or Programs	Programs (1)

June 2010	168	$30.43	168	430
July 2010	271	$29.78	271	159
August 2010	159	$29.10	159	0

Total	598	$29.78	598	0

(1)	In September 2009, the Board of Directors authorized, for the period from October 1, 2009 through September 30, 2010, the purchase of up to 1,000,000 shares of our common stock, at such times that management deems such purchases to be an effective use of cash.
Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.		Description

31.1	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Richard D. Reidy

31.2	*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Norman R. Robertson

32.1	**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101***
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended August 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2010 and November 30, 2009; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2010 and August 31, 2009; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2010 and August 31, 2009 and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION (Registrant)
Dated: October 11, 2010	/s/ Richard D. Reidy
Richard D. Reidy
President and Chief Executive Officer (Principal Executive Officer)

Dated: October 11, 2010	/s/ Norman R. Robertson
Norman R. Robertson
Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: October 11, 2010	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)