Form 10-K
period 2010-11-30
PROGRESS SOFTWARE CORP /MA
filed 2011-01-31
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended November 30, 2010
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,378,000,000.
As of January 24, 2011, there were 67,098,000 common shares outstanding.
Documents Incorporated By Reference
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2011 are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2010

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
Common Stock Split
On December 20, 2010, our Board of Directors approved a three-for-two common stock split in the form of a stock dividend. Shareholders received one additional share for every two shares held. The distribution was made on January 28, 2011 to shareholders of record at the close of business on January 12, 2011. All share and per share amounts in this Annual Report have been restated to reflect the stock split.
Item 1. Business
Overview
We are a global enterprise software company that enables organizations to achieve higher levels of business performance by improving operational responsiveness. Operational responsiveness is the ability of business processes and systems to respond to changing business conditions and customer interactions as they occur. We offer a portfolio of best-in-class, real-time software solutions providing enterprises with significantly improved operational responsiveness within all events and activities that they participate. A key offering is the Progress® Responsive Process Management (Progress RPM™) suite that provides comprehensive visibility and insight into business systems and processes, event processing to respond to events that could affect performance, and business process management enabling companies to continually improve business processes without disruption to their ongoing operations or technology infrastructure. Progress RPM enables enterprises to achieve a higher level of business performance. We also provide enterprise data solutions (data access and integration) and application development platforms (for application development and management, and SaaS enablement). We maximize the benefits of operational responsiveness while minimizing information technology (IT) complexity and total cost of ownership.
We measure performance within three business units: Application Development Platforms, Enterprise Business Solutions and Enterprise Data Solutions. Our product lines comply with open standards, deliver high levels of performance and scalability and provide a low total cost of ownership. Our products are generally sold as perpetual licenses, but certain product lines and business activities also use term or subscription licensing models.
Our Application Development Platforms business unit includes the Progress OpenEdge® product set which enables independent software vendors (ISVs) and end-user organizations to develop, deploy and manage sophisticated business applications in complex business environments. Our Progress Orbix® and Progress ObjectStore® products are also part of this business unit.
Our Enterprise Business Solutions business unit includes solutions that provide responsive integration, business transaction management and real-time business visibility, business event processing, and business process management. Products in this business unit include the Progress Apama® event processing platform, the Progress Actional® business transaction management platform, the Progress Savvion® business process management suite, the Progress Sonic® integration products and the Fuse™ open source infrastructure products.
The Progress RPM suite delivers immediate and actionable insight into business operations through the Progress Control Tower™, a unified, interactive environment. The Progress RPM suite enables business users to gain visibility into critical processes, immediately respond to events, and continuously improve business performance without disruption to existing infrastructure.
Our Enterprise Data Solutions business unit helps drive operational responsiveness by delivering the right information, in the right form, at the right time. This business unit includes solutions and products that provide data management, data integration, replication, caching, access, and security capabilities spanning multiple data sources. Enterprise Data Solutions enables enterprises to solve three important challenges: (1) access and integrate fragmented enterprise data and deliver actionable information in real time; (2) leverage mainframe data and applications with different architectures; and (3) connect applications on various platforms to numerous data sources. Products in this business unit include Progress Data Services®, Progress DataDirect® Connect® and Progress DataDirect Shadow®.
Approximately half of our worldwide license revenue is realized through relationships with indirect channel partners, principally application partners and original equipment manufacturers (OEMs). Application partners are ISVs that develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. These application partners sell business applications in diverse industries such as manufacturing, distribution, financial services, retail, government and health care. OEMs are companies that embed our products into their own software products or devices. We operate in North America, Latin America, Europe, Middle East, Africa (EMEA) and the Asia/Pacific region through local subsidiaries as well as independent distributors.
Our Products
The following descriptions detail our significant products within each business unit:
Application Development Platforms business unit:
Progress® OpenEdge®
The Progress® OpenEdge® platform, with more than 60,000 customers worldwide, is a comprehensive platform for the rapid development and deployment of business applications that are standards-based and service-oriented. OpenEdge-based applications can be deployed and managed over many computer platforms as well as under a SaaS model. OpenEdge provides a unified environment comprising development tools, application servers, application management tools, an embedded database, and the capability to connect and integrate with other applications and data sources. The primary products included in this product set are OpenEdge Studio, OpenEdge RDBMS, OpenEdge Application Server, OpenEdge DataServers, OpenEdge Management and OpenEdge Replication.
Progress® Orbix®
Progress® Orbix® is one of the market-leading implementations of Common Object Request Broker Architecture (CORBA) and is embedded in telephone switches, online brokerage systems, multimedia news delivery, airline front desk systems, rail and road traffic control, large scale banking systems, credit card clearance, subway management and CAD systems. Orbix exemplifies our dedication to addressing high-end enterprise integration problems with standards-based solutions. Orbix is the enterprise CORBA product utilized by organizations when high performance, high availability, and security and systems management are critical. The primary products included in this product set are Orbix and Orbacus™.
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
Enterprise Business Solutions business unit:
Progress® Responsiveness Process Management
The Progress RPM™ suite delivers immediate and actionable insight into business operations through the Progress Control Tower™. The Progress RPM suite enables business users to gain comprehensive visibility into critical processes, immediately respond to events, and continuously improve business performance without disruption to existing infrastructure. An important offering associated with the RPM suite are solution accelerators, which are a unique capability of pre-built, industry-specific, dynamic applications layered on the Progress Responsive Process Management suite developed specifically for selected industries. They allow business users to define their business processes based on best-in-class industry practices.

Progress Control Tower™
The Progress Control Tower™ is a unified, interactive business control panel that gives business users the tools needed to view what is happening within their business and the ability to assess how to improve it. This fully configurable, feature-rich, interactive framework delivers visibility into key performance indicators (KPIs) and the ability to raise alerts and act on them in real-time. Users can also create and model business processes that can then be monitored and improved dynamically.
Progress® Sonic®
The Progress® Sonic® product set helps IT organizations achieve broad-scale interoperability of IT systems and the flexibility to adapt these systems to rapidly changing business needs. Sonic products include an enterprise messaging system and one of the leading enterprise service buses (ESB). Sonic products simplify the integration and flexible reuse of diverse and often proprietary business systems by manipulating them as modular, standards-based services, which can be rapidly combined to serve enterprises in new ways. Sonic ESB provides reliable integration of a service oriented architecture (SOA) that incorporates multiple sites or management domains. Unique clustering technology and continuous availability architecture (CAA) ensure scalable processing that never loses messages and never goes down. Through patent-pending CAA, Sonic products can deliver timely and continuous mission-critical business events. The primary products included in this product set are Sonic ESB, SonicMQ®, Sonic Orchestration Server and Sonic WorkBench.
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
Progress® Apama®
Progress® Apama® offers flexible and powerful complex event processing (CEP) capabilities and broad market connectivity. Apama is one of the leading platforms in capital markets for building high frequency trading applications. Apama also gives firms the tools for creating, testing and deploying unique strategies for low latency, high throughput applications including algorithmic trading, market aggregation, smart order routing, market surveillance and monitoring, and real-time risk management. CEP helps businesses achieve operational responsiveness by uncovering events or event patterns in data streams that signal new opportunities, critical threats, or changing conditions or factors that impact the organization. With Apama, business events can be correlated and analyzed across multiple data streams in real-time.
Progress® Savvion®
Progress® Savvion BusinessManager is one of the leading business process management software products with tools that provide an efficient way for customers to drive business process innovation. Savvion provides customers the tools to create and optimize process-driven solutions and flexible interfaces to manage daily work with real-time visibility into business processes.
Fuse®
Fuse products provide customers with access to professional open source integration and messaging software through a subscription model. We established FuseSource Corp. in October 2010 to operate as a wholly owned subsidiary for the Fuse products. FuseSource subscriptions include certified distributions of Apache Software Foundation projects, professional documentation, enterprise-level support and tools to allow management and metering. FuseSource offers the following certified Apache distributions: Fuse ESB® for enterprise integration projects, Fuse Message Broker® for enabling communications between applications and service components, Fuse Services Framework® for enabling Web services and Fuse Mediation Router® for enabling orchestration and routing.

Enterprise Data Solutions business unit:
Progress® DataDirect Connect®
Progress® DataDirect Connect® products provide data connectivity components that use industry-standard interfaces to connect applications running on various platforms to any major database. With components embedded in the products of over 250 software companies and in the applications of thousands of large enterprises, the DataDirect Connect product set is a global leader in the data connectivity market.
Progress® DataDirect® Shadow®
The Progress® DataDirect® Shadow® product is a multi-threaded, native runtime architecture and consolidated development environment providing a real-time foundation architecture for standards-based mainframe integration. The Shadow product supports Web services for SOA, real-time events for event-driven architecture, SQL for direct data access and transactional support and automatic presentation layer generation for extending screen-based applications to the Web. The primary products included in this product set are DataDirect Shadow, DataDirect Shadow z/Direct and DataDirect Shadow z/Services.
Progress® Data Services
The Progress® Data Services product set provides data integration for distributed applications, delivering real-time transactional views of shared data in the form that applications need. The Progress DataXtend® Semantic Integrator product offers a unique approach to the data management problems often associated with SOA, employing a common semantic data model to create sophisticated data transformations, enabling organizations to integrate heterogeneous data sources with no disruption to existing applications. The primary products included in this product set are DataXtend Semantic Integrator (SI), DataXtend CE and DataXtend RE.
Segments
We manage performance within three business units, which meet the criteria for segment reporting: (1) Application Development Platforms, which includes the OpenEdge, Orbix and ObjectStore products; (2) Enterprise Business Solutions, which includes the Apama, Sonic, Actional, Savvion and FuseSource products; and (3) Enterprise Data Solutions, which includes the DataDirect Connect, DataDirect Shadow and Data Services products.
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
For example, some of our newer products require a higher level of development, distribution and support expenditures, on a percentage of revenue basis, than some of our other more established product lines. If revenue generated from these products grows as a percentage of our total revenue and if the expenses associated with these products do not decrease on a percentage of revenue basis, then our operating margins will be adversely affected.
Our product development staff consisted of 579 employees as of November 30, 2010. We have five primary development offices in North America, three primary development offices in EMEA and two primary development offices in India. We spent $91 million, $93 million and $88 million in fiscal years 2010, 2009 and 2008, respectively, on product development.
In 2010, we undertook an initiative to increase our investment and expand our development operations in India. We expect to increase the size of our development organization in Hyderabad, India, from about a third of our development resources to about half, in order to maximize resources and manage our development costs as we increase overall R&D headcount and bandwidth in our key product areas. Therefore, over the next twelve months, we expect to move and add additional product group functions as well as certain administrative functions to India. This expansion in India will result in the reduction of our development and administration operations headcount in all other geographies in which we operate.

Customers
We market our products globally through channels — direct to end-users and indirect to ISVs (named Progress Application Partners), OEMs, and System Integrators. Purchasers of our solutions and products through our direct sales force are generally either business managers or IT managers in corporations and government agencies. In addition, we market our products through indirect channels, primarily application partners, and to OEMs who embed our products as part of an integrated solution. We use international distributors in certain locations where we do not have a direct presence. No single customer has accounted for more than 10% of our total revenue in any of our last three fiscal years.
Application Partners
Our application partners cover a broad range of markets, offer an extensive library of business applications and are a source of follow-on revenue. We have kept entry costs, consisting primarily of the initial purchase of development licenses, low to encourage a wide variety of application partners to build applications. If an application partner succeeds in marketing its applications, we obtain follow-on revenue as the application partner licenses our deployment products to allow its application to be installed and used by customers. We offer a subscription model alternative to the traditional perpetual license model for application partners who have chosen to enable their business applications under a SaaS platform.
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
Sales and Marketing
We sell our products and solutions through our direct global field operations, which comprise sales, service and support personnel, worldwide. Additionally, we sell our products and solutions through independent distributors in certain locations outside North America. We have sold our products and solutions to enterprises in over 180 countries. The global field operations and field marketing groups are organized by region and then by direct and indirect channels. We operate by region in the Americas, EMEA and Asia/Pacific. We believe that this structure allows us to maintain direct contact with our customers and support their diverse market requirements. Our international operations provide focused local sales, support and marketing efforts and are able to respond directly to changes in local conditions.
Global field operations personnel are responsible for developing new direct end-user accounts, recruiting new indirect channel partners, managing existing channel partner relationships and servicing existing customers. We actively seek to avoid conflict between the sales efforts of our application partners and our own direct sales efforts. We use our inside sales team to enhance our direct sales efforts and to generate new business and follow-on business from existing customers.
Our marketing personnel conduct a variety of marketing engagement programs designed to create demand for our products, enhance the market readiness of our products, raise the general awareness of our company and our products and solutions, generate leads for the global field operations organization and promote our various product lines. These programs include press relations, analyst relations, investor relations, digital/web marketing, marketing communications, participation in trade shows and industry conferences, and production of sales and marketing literature. We also hold regional user events in various locations throughout the world.
Customer Support
Our customer support staff provides telephone and Web-based support to end-users, application developers and OEMs. Customers may purchase maintenance services entitling them to software updates, technical support and technical bulletins. First year maintenance and any subsequent annual renewals are not included with our products and are purchased separately. We provide support to customers primarily through our main regional customer support centers in Bedford, Massachusetts; Morrisville, North Carolina; Rotterdam, The Netherlands; and Melbourne, Australia. Local technical support for specific products is provided in certain other countries as well.

Professional Services
Our global professional services organization delivers business solutions for customers through a combination of products, consulting and education. Our consulting organization offers project management, implementations services, custom development, programming and other services. Our consulting organization also provides services to Web-enable existing applications or to take advantage of the capabilities of new product releases. Our education organization offers numerous training options, from traditional instructor-led courses to advanced learning modules available via the web or on CDs.
Competition
The computer software industry is intensely competitive. We experience significant competition from a variety of sources with respect to all our products. We believe that the breadth and integration of our product offerings have become increasingly important competitive advantages. Other factors affecting competition in the markets we serve include product performance in complex applications, application solutions, vendor experience, ease of integration, price, training and support.
We compete in various markets with a number of entities, such as IBM Corporation, Microsoft Corporation, Oracle Corporation and Tibco Software Inc., which include database vendors offering development tools in conjunction with their database systems, numerous enterprise infrastructure vendors providing integration technologies, messaging products, event processing products, business process management products and business visibility tools. We believe that Oracle, Microsoft and IBM currently dominate the database market and that IBM currently dominates the messaging market. We do not believe that there is a dominant vendor in the other infrastructure software markets. Some of our competitors have greater financial, marketing or technical resources than we have and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our revenue and market presence.
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
We seek to protect the source code of our products as trade secrets and as unpublished copyrighted works. We hold over 60 patents covering portions of our products. We also have approximately 50 patent applications for some of our other product technologies. Where possible, we seek to obtain protection of our product names and service offerings through trademark registration and other similar procedures throughout the world.
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
Employees
As of November 30, 2010, we had 1,576 employees worldwide, including 502 in sales and marketing, 319 in customer support and services, 579 in product development and 176 in administration. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in those jurisdictions. We have experienced no work stoppages and believe our relations with employees are good.

Executive Officers of the Registrant
The following table sets forth certain information regarding our executive officers.

Name	Age	Position

Barry R. Bycoff	62	Executive Chairman of the Board
Richard D. Reidy	51	President and Chief Executive Officer and Director
Joseph A. Andrews	54	Senior Vice President, Human Resources
John Bates	40	Senior Vice President, Chief Technology Officer and Head of Corporate Development
David A. Benson	51	Executive Vice President and Chief Information Officer
Gary G. Conway	57	Executive Vice President and Chief Marketing Officer
James D. Freedman	62	Senior Vice President and General Counsel
John P. Goodson	46	Senior Vice President, Interim Chief Product Officer
Christopher Larsen	52	Executive Vice President, Global Field Operations
Charles F. Wagner, Jr.	42	Executive Vice President, Finance and Administration and Chief Financial Officer
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
Mr. Andrews became Senior Vice President, Human Resources in April 2010. Prior to that time, Mr. Andrews was Vice President, Human Resources, a position he held since he joined us in February 1997.
Dr. Bates has been Senior Vice President, Chief Technology Officer and Head of Corporate Development since December 2009. Prior to that time, Dr. Bates was Vice President and General Manager, Apama Division from July 2007 to November 2009. Prior to that time, he was Vice President, Apama Products. Dr. Bates co-founded Apama Limited, a predecessor company acquired by Progress, in 1995.
Mr. Benson became Executive Vice President and Chief Information Officer in April 2010. Mr. Benson joined us in June 2009 as Senior Vice President and Chief Information Officer. Prior to joining us, Mr. Benson served as Senior Vice President, Chief Information Officer for News Corporation, a diversified media and entertainment company, from May 2003 to August 2008.
Mr. Conway became Executive Vice President and Chief Marketing Officer in April 2010. Mr. Conway joined us in November 2008 as Senior Vice President and Chief Marketing Officer. Prior to joining us, Mr. Conway was Senior Vice President, Marketing at SprintNextel, Inc., with whom he was employed from 2004 until August 2006.
Mr. Freedman has been Senior Vice President and General Counsel since August 2004. Prior to that time, he was Vice President and General Counsel. Mr. Freedman joined us in 1992.
Mr. Goodson became Senior Vice President, Interim Chief Product Officer in October 2010. Prior to that time, from June 2010 until October 2010, Mr. Goodson was Senior Vice President and General Manager, Enterprise Data Solutions and Enterprise Business Solutions. In April 2009, Mr. Goodson became a Senior Vice President. Mr. Goodson had been a Vice President and General Manager, DataDirect Technologies Division since December 2007. Prior to December 2007, Mr. Goodson was Vice President, Product Operations, for DataDirect Technologies Division. Mr. Goodson joined DataDirect Technologies Limited, a predecessor company acquired by Progress, in 1992.
Mr. Larsen became Executive Vice President, Global Field Operations in April 2010. Mr. Larsen joined us in September 2009 as Senior Vice President, Global Field Operations. Prior to joining us, Mr. Larsen served as President and Chief Operating Officer of Allegro Development, a provider of energy trading risk management software, from January 2008 until January 2009. Prior to that time, Mr. Larsen was Executive Vice President of Global Field Operations at TIBCO Software, an enterprise software company, from September 2003 to April 2007.
Mr. Wagner joined us in November 2010 as Executive Vice President, Finance and Administration and Chief Financial Officer. Prior to joining us, Mr. Wagner served as Corporate Vice President and Chief Financial Officer of Millipore Corporation from August 2007 to July 2010, when the company was acquired by Merck KGaA. Mr. Wagner joined Millipore in December 2002 as Director of Strategic Planning and Business Development and was appointed Vice President, Strategic

Planning and Business Development, in March 2003, serving in this role until his appointment as chief financial officer of Millipore.
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
Our Code of Conduct is also available on our website. Additional information about this code and amendments and waivers thereto can found below in Part III, Item 10 of this Annual Report.
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
Our revenue and quarterly results may fluctuate, which could adversely affect our stock price. We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include:
•	changes in demand for our products;
•	introduction, enhancement or announcement of products by us or our competitors;
•	market acceptance of our new products;
•	the growth rates of certain market segments in which we compete;
•	size and timing of significant orders;
•	budgeting cycles of customers;
•	mix of distribution channels;
•	mix of products and services sold;
•	mix of international and North American revenues;
•	fluctuations in currency exchange rates;
•	changes in the level of operating expenses;
•	the amount of our stock-based compensation;
•	restructuring programs;
•	reorganizations of our salesforce;
•	completion or announcement of acquisitions by us or our competitors;
•	customer order deferrals in anticipation of new products announced by us or our competitors; and
•	general economic conditions in regions in which we conduct business.
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
Weakness in the U.S. and international economies may result in fewer sales of our products and may otherwise harm our business. We are subject to the risks arising from adverse changes in global economic conditions, especially those in the U.S., Europe and the Asia-Pacific region. The past two years have been characterized by weak global economic conditions, tightening of credit markets and instability in the financial markets. Although these conditions seem to be improving, if these conditions continue or worsen, customers may delay, reduce or forego technology purchases, both directly and through our application partners and OEMs. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations and financial condition.

Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. In the past few fiscal years, we have generated between 50% and 60% of our total revenue from sales outside North America. Political instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely impact our business. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results. Other potential risks inherent in our international business include:
•	longer payment cycles;
•	greater difficulties in accounts receivable collection;
•	unexpected changes in regulatory requirements;
•	export restrictions, tariffs and other trade barriers;
•	difficulties in staffing and managing foreign operations;
•	reduced or minimal protection of intellectual property rights in some countries;
•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;
•	economic instability in emerging markets; and
•	potentially adverse tax consequences.
Any one or more of these factors could have a material adverse effect on our international operations, and, consequently, on our business, financial condition and operating results.
Fluctuations in foreign currency exchange rates could have an adverse impact on our financial condition and results of operations. Changes in the value of foreign currencies relative to the U.S. dollar may adversely affect our results of operations and financial position. We seek to reduce our exposure to fluctuations in exchange rates by entering into foreign exchange option and forward contracts to hedge certain actual and forecasted transactions of selected currencies (mainly in Europe, Brazil, Japan and Australia). Our currency hedging transactions may not be effective in reducing any adverse impact of fluctuations in foreign currency exchange rates. Further, the imposition of exchange or price controls or other restrictions on the conversion of foreign currencies could have a material adverse effect on our business.
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
We are substantially dependent on our Progress OpenEdge product line. We derive a significant portion of our revenue from software license and maintenance revenue attributable to our Progress OpenEdge product set. Accordingly, our future results depend on continued market acceptance of OpenEdge. If new technologies emerge that are superior to, or more responsive to customer requirements, than OpenEdge such that we are unable to maintain OpenEdge’s competitive position within its marketplace, this will have a material adverse effect on our business, financial condition and operating results.
We expect to make additional acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition or results of operations. As part of our business strategy, we have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. If we are unable to identify and complete such acquisitions, we may not achieve our revenue or earnings targets. Any acquisitions that we do complete involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition and operating results. The consideration we pay for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

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
During 2010, we announced a new product initiative, the Progress RPM suite, which is designed to enable businesses to gain visibility into critical processes, immediately respond to events and continuously improve business performance. We believe RPM will enhance our competitiveness within our markets and our long-term growth prospects. If we are not successful in the execution of this new product initiative or if the customer demand for RPM is not as we expect, our revenue growth will be adversely impacted.
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
We are undertaking an expansion of our development and administrative operations in India, which will lead to increased costs in the short term and may not succeed in reducing costs in the long term. In 2010, we undertook an initiative to increase our investment and expand our development operations in India which will increase the size of our development organization from about a third of our development resources to about half. We undertook this initiative in order to maximize resources and manage our development costs as we increase overall R&D headcount and bandwidth in our key product areas. Therefore, over the next twelve months, we expect to move and add additional product group functions as well as certain administrative functions to India. This expansion in India will result in the reduction of our development and administrative operations headcount in all other geographies in which we operate. We could experience delays, business disruptions or unanticipated employee turnover in connection with this initiative, and there can be no assurance that the expected benefits of this initiative will be realized.
We rely on the experience and expertise of our skilled employees, and must continue to attract and retain qualified technical, marketing and managerial personnel in order to succeed. Our future success will depend in a large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. There is significant competition for such personnel in the software industry. We may not continue to be successful in attracting and retaining the personnel we require to develop new and enhanced products and to continue to grow and operate profitably.
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

We could incur substantial cost in protecting our proprietary software technology or fail to protect our technology, which would harm our business. We rely principally on a combination of contract provisions and copyright, trademark, patent and trade secret laws to protect our proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources, whether or not we ultimately prevail on the merits. The steps we take to protect our proprietary rights may be inadequate to prevent misappropriation of our technology; moreover, others could independently develop similar technology.
We could be subject to claims that we infringe intellectual property rights of others, which could harm our business, financial condition or results of operations. Third parties could assert infringement claims in the future with respect to our products and technology, and such claims might be successful. This litigation could result in substantial costs and diversion of resources, whether or not we ultimately prevail on the merits. This litigation could also lead to our being prohibited from selling one or more of our products, cause reluctance by potential customers to purchase our products, or result in liability to our customers and could have a material adverse effect on our business, financial condition and operating results.
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
The use of open source software in our products may expose us to additional risks. We license certain open source software pursuant to license agreements that require a user who distributes the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. This effectively renders what was previously proprietary software open source software. Many features we may wish to add to our products in the future may be available as open source software and our development team may wish to make use of this software to reduce development costs and speed up the development process. While we carefully monitor the use of all open source software and try to ensure that no open source software is used in such a way as to require us to disclose the source code to the related product, such use could inadvertently occur. Additionally, if a third party has incorporated certain types of open source software into its software but has failed to disclose the presence of such open source software and we embed that third party software into one or more of our products, we could, under certain circumstances, be required to disclose the source code to our product. This could have a material adverse effect on our business.
Our common stock price may continue to be volatile, which could result in losses for investors. The market price of our common stock, like that of other technology companies, is volatile and is subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates by securities analysts or other events or factors. Our stock price may also be affected by broader market trends unrelated to our performance. As a result, purchasers of our common stock may be unable at any given time to sell their shares at or above the price they paid for them.
Item 1B. Unresolved Staff Comments
As of the date of this report, we do not have any open comments or communications from the SEC related to our financial statements or periodic filings with the SEC.
Item 2. Properties
We own our principal administrative, sales, support, marketing, product development and distribution facilities, which are located in three buildings totaling approximately 258,000 square feet in Bedford, Massachusetts. In addition, we maintain offices in leased facilities in approximately 13 other locations in North America and approximately 27 locations outside North America. The terms of our leases generally range from one to six years. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed.
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

On January 21, 2010, JuxtaComm Technologies (JuxtaComm) filed a complaint in the Eastern District of Texas against Progress Software, two of our subsidiaries and 19 other defendants, alleging infringement of JuxtaComm’s US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). In its complaint, JuxtaComm alleges that certain of the products within our Sonic, FuseSource, DataDirect Connect and DataServices product sets infringe JuxtaComm’s patent. In its complaint, JuxtaComm seeks unspecified monetary damages and permanent injunctive relief.
In May 2010, we filed a response to this complaint in which we denied all claims. The discovery phase of this litigation has commenced. Trial is scheduled for January 3, 2012.
We intend to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action.
Item 4. (Removed and Reserved)
PART II
Common Stock Split
On December 20, 2010, our Board of Directors approved a three-for-two common stock split in the form of a stock dividend. Shareholders received one additional share for every two shares held. The distribution was made on January 28, 2011 to shareholders of record at the close of business on January 12, 2011. All share and per share amounts below have been restated to reflect the stock split.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the NASDAQ Global Select Market under the symbol PRGS.

Year Ended November 30,	2010		2009
	High	Low	High	Low

First Quarter	$20.34	$16.06	$14.19	$10.51
Second Quarter	23.29	18.58	15.37	9.79
Third Quarter	22.39	17.64	16.03	13.37
Fourth Quarter	26.30	17.97	16.82	13.91

We have not declared or paid cash dividends on our common stock and we do not plan to pay cash dividends to our shareholders in the near future. As of December 31, 2010, our common stock was held by approximately 4,000 shareholders of record or through nominee or street name accounts with brokers.
Information related to our repurchases of our common stock by month in the fourth quarter of fiscal 2010 is as follows:

(in thousands, except per share data)
			Total Number of	Approximate Dollar Value
			Shares Purchased	Of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased	per Share	or Programs	Programs (1)

September 2010	—	—	—	$100,000
October 2010	—	—	—	100,000
November 2010	—	—	—	100,000

Total	—	—	—	$100,000

(1)	On October 1, 2010, the Board of Directors authorized, for the period from October 1, 2010 through September 30, 2011, the purchase of up to $100 million of our common stock, at such times that management deems such purchases to be an effective use of cash.

Stock Performance Graph and Cumulative Total Return
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for each of the last five fiscal years ended November 30, 2010, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

* $100 invested on 11/30/05 in stock or index, including reinvestment of dividends.

November 30,	2005	2006	2007	2008	2009	2010

Progress Software Corporation	100.00	87.62	102.23	68.78	77.83	124.50
NASDAQ Composite	100.00	108.91	119.17	68.77	96.05	111.89
NASDAQ Computer	100.00	107.03	123.94	66.59	107.81	127.55

Item 6. Selected Financial Data
The following table set forth selected financial data for the last five fiscal years.

(In thousands, except per share data)
Year ended November 30,	2010	2009	2008	2007	2006

Revenue	$529,120	$494,137	$515,560	$493,500	$447,063
Income from operations	67,670	51,132	64,383	57,216	40,943
Net income	48,571	32,755	46,296	42,280	29,401
Basic earnings per share	0.76	0.54	0.75	0.68	0.48
Diluted earnings per share	0.73	0.53	0.72	0.64	0.45
Cash and short-term investments	322,396	224,121	118,529	339,525	241,315
Total assets	936,823	798,850	752,370	761,828	670,239
Long-term debt, including current portion	664	1,022	1,352	1,657	1,938
Shareholders’ equity	688,332	555,452	481,452	517,874	444,564

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain Statements below about anticipated results and our products and markets, are forward-looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and factors that may cause our actual results to differ materially from these statements is contained below and in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.
Overview
We are a global enterprise software company that enables organizations to achieve higher levels of business performance by improving operational responsiveness. Operational responsiveness is the ability of business processes and systems to respond to changing business conditions and customer interactions as they occur. We offer a portfolio of best-in-class, real-time software solutions providing enterprises with significantly improved operational responsiveness within all events and activities that they participate. A key offering is the Progress Responsive Process Management (RPM) suite that provides comprehensive visibility and insight into business systems and processes, event processing to respond to events that could affect performance, and business process management enabling companies to continually improve business processes without disruption to their ongoing operations or technology infrastructure. RPM enables enterprises to achieve a higher level of business performance. We also provide enterprise data solutions (data access and integration) and application development platforms (for application development and management, and SaaS enablement). We maximize the benefits of operational responsiveness while minimizing information technology (IT) complexity and total cost of ownership.
We derive a significant portion of our revenue from international operations. These operations are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar significantly impact our results of operations. In the first three quarters of fiscal 2009, the strengthening of the U.S. dollar against most major currencies negatively affected the translation of our results into U.S. dollars. In the fourth quarter of fiscal 2009 and in the first six months of fiscal 2010, the weakening of the U.S. dollar against most major currencies positively affected the translation of our results into U.S. dollars. In the last six months of fiscal 2010, the stronger U.S. dollar against most major currencies negatively affected the translation of our results into U.S. dollars.
For fiscal 2010, we reorganized our segment reporting into three business units: Application Development Platforms, Enterprise Business Solutions and Enterprise Data Solutions. Our business units represent our segments for financial reporting purposes. However, our organization is managed primarily on a functional basis. We assign dedicated costs and expenses directly to each business unit. We utilize an allocation methodology to assign all other costs and expenses to each business unit. A significant portion of the total costs and expenses assigned to each business unit are allocated. We disclose revenue and operating income based upon internal accounting methods. Our product lines are synonymous with our reportable segments or business units. For an understanding of how our internal measure of product line revenue is determined, see Note 12 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
Our product lines comply with open standards, deliver high levels of performance and scalability and provide a low total cost of ownership. Our products are generally sold as perpetual licenses, but certain product lines and business activities also utilize term and subscription licensing models. See Item 1 in this Form 10-K for further description of our business units.
On January 8, 2010, we acquired Savvion, Inc., a privately held business enterprise software company based in Santa Clara, California, for $49.2 million. Savvion is a provider of business process management software. The Savvion products became part of our Enterprise Business Solutions segment. Our acquisition strategy has been to expand our business and/or add complimentary products and technologies to our existing product sets. We expect to continue to pursue acquisitions in fiscal 2011.
The results for fiscal 2010 reflect aggregate restructuring charges of $40.0 million taken in connection with previously announced restructurings of our operations during the first and third quarters. The restructurings were undertaken to enhance and re-focus our product strategy, to improve the way we take our products to market by becoming more customer and solutions driven, and to increase our market awareness. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 13 percent in the first quarter restructuring and 7 percent in the third quarter restructuring, primarily within our sales, development and administrative organizations. These workforce reductions were conducted across all geographies and also resulted in a consolidation of offices in certain locations.

We also have undertaken an initiative to increase investment and expand development and administration operations in India, where we have run a successful development organization for several years. We expect to increase the size of our development organization in Hyderabad, India, from about a third of our development resources to about half, in order to maximize resources and manage our development costs as we increase overall R&D headcount and bandwidth in our key product areas. Therefore, over the next twelve months, we expect to move and add additional product group functions as well as certain administrative functions to India. This expansion in India will result in the reduction of our development and administration operations headcount in all other geographies in which we operate. In addition, we intend to continue the consolidation of some of our offices around the world.
Through these initiatives, we expect to incur aggregate future pre-tax restructuring charges and pre-tax non-recurring transition expenses of approximately $5 million to $8 million over the next twelve months, primarily comprising of costs for severance, transition costs and consolidation of facilities. The transition expenses are necessary to ramp up the new, more efficient capabilities ahead of switching over from the existing cost structure.
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
We see the most significant risks for fiscal 2011 continuing to be the macroeconomic climate, which could cause our customers to delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us.
Results of Operations
The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of Total Revenue			Percentage Change
				2010	2009
				Compared	Compared
Year Ended November 30,	2010	2009	2008	to 2009	to 2008

Revenue:
Software licenses	36%	36%	37%	10%	(9)%
Maintenance and services	64	64	63	6	(1)

Total revenue	100	100	100	7	(4)

Costs of revenue:
Cost of software licenses	2	2	2	2	(18)
Cost of maintenance and services	13	13	13	8	(5)
Amortization of acquired intangibles for purchased technology	4	4	3	3	49

Total costs of revenue	19	19	18	7	1

Gross profit	81	81	82	7	(5)

Operating expenses:
Sales and marketing	32	37	38	(7)	(7)
Product development	17	19	17	(3)	6
General and administrative	10	12	12	(13)	(4)
Amortization of other acquired intangibles	2	2	1	15	41
Restructuring expenses	7	1	2	*	*
Acquisition-related expenses	0	0	0	6	*

Total operating expenses	68	71	70	4	(3)

Income from operations	13	10	12	32	(21)
Other income, net	0	0	2	*	*

Income before provision for income taxes	13	10	14	40	(31)
Provision for income taxes	4	3	5	24	(34)

Net income	9%	7%	9%	48%	(29)%

*	not meaningful

Fiscal 2010 Compared to Fiscal 2009
Revenue. Our total revenue increased 7% from $494.1 million in fiscal 2009 to $529.1 million in fiscal 2010. Total revenue would have increased by 6% if exchange rates had been constant in fiscal 2010 as compared to exchange rates in effect in fiscal 2009. Excluding the impact of changes in exchange rates, our revenue increased principally due to revenue from our Enterprise Business Solutions product line, partially offset by lower growth in our Application Development Platform products and a decline in our Enterprise Data Solutions product line. Changes in prices in fiscal 2010 from fiscal 2009 did not have a significant impact on our revenue.
On a segment basis, revenue from our Application Development Platforms product line increased 1% from $328.6 million in the fiscal 2009 to $333.2 million in fiscal 2010. Revenue from our Enterprise Business Solutions product line increased 43% from $85.1 million in fiscal 2009 to $122.1 million in fiscal 2010. Revenue for the Enterprise Business Solutions product line in fiscal 2010 included $19.5 million of revenue from the Savvion product line. Organic growth for the Enterprise Business Solutions product line, absent the acquisition, was 21% in fiscal 2010 driven primarily by the Apama and FuseSource product sets. Revenue from our Enterprise Data Solutions product line decreased 10% from $83.1 million in fiscal 2009 to $75.0 million in fiscal 2010. For an understanding of how our internal measure of product line revenue is determined, see Note 12 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.
Software license revenue increased 10% from $175.6 million in fiscal 2009 to $192.6 million in fiscal 2010. Software license revenue would have increased by 8% if exchange rates had been constant in fiscal 2010 as compared to exchange rates in effect in fiscal 2009. Excluding the impact of changes in exchange rates, the increase in software license revenue was due to an increase in the Enterprise Business Solutions and Application Development Platforms product lines partially offset by a decrease in our Enterprise Data Solutions product lines. Software license revenue from both direct end users and indirect channels, primarily OpenEdge application partners, increased in fiscal 2010 as compared to fiscal 2009.
Maintenance and services revenue increased 6% from $318.6 million in fiscal 2009 to $336.6 million in fiscal 2010. Maintenance and services revenue would have increased by 5% if exchange rates had been constant in fiscal 2010 as compared to exchange rates in effect in fiscal 2009. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of a slight increase in our installed customer base for maintenance renewals and growth in our professional services revenue, including projects related to Savvion. Maintenance revenue increased 3% or $7.1 million over the previous fiscal year and professional services increased 28% or $10.9 million over the previous fiscal year.
Total revenue generated in North America increased 11% from $221.2 million in fiscal 2009 to $244.7 million in fiscal 2010 and represented 45% of total revenue in fiscal 2009 and 46% of total revenue in fiscal 2010. Total revenue generated in markets outside North America increased 4% from $272.9 million in fiscal 2009 to $284.5 million in fiscal 2010 and represented 55% of total revenue in fiscal 2009 compared to 54% of total revenue in fiscal 2010. Revenue from the Asia Pacific and Latin America regions each increased in fiscal 2010 as compared to fiscal 2009, but such increase was partially offset by a decrease in revenue from the EMEA region. Revenue in EMEA would have been essentially the same if exchange rates had been constant in fiscal 2010 as compared to the exchange rates in effect in fiscal 2009. Total revenue generated in markets outside North America would have represented 53% of total revenue if exchange rates had been constant in fiscal 2010 as compared to the exchange rates in effect in fiscal 2009.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses increased 2% from $7.8 million in fiscal 2009 to $7.9 million in fiscal 2010 and remained the same as a percentage of software license revenue at 4%. The dollar increase was primarily due to higher royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer support, education and consulting. Cost of maintenance and services increased 8% from $66.0 million in fiscal 2009 to $71.3 million in fiscal 2010 and remained the same percentage of maintenance and services revenue at 21%. The total dollar amount of expense in fiscal 2010 increased due to higher usage of third-party contractors for service engagements, partially offset by lower headcount related costs. Our customer support, education and consulting headcount decreased by 2% from the end of fiscal 2009 to the end of fiscal 2010.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to intangible assets for technology obtained in business combinations. Amortization of acquired intangibles for purchased technology increased 3% from $19.5 million in fiscal 2009 to $20.1 million in fiscal 2010. The increase was due to amortization expense associated with the acquisition of Savvion.

Gross Profit. Our gross profit increased 7% from $400.9 million in fiscal 2009 to $429.8 million in fiscal 2010. Our gross profit as a percentage of total revenue remained the same at 81% in each fiscal year. The dollar increase in our gross profit was due to the increase in total revenue as our overall gross profit percentage remained the same.
Sales and Marketing. Sales and marketing expenses decreased 7% from $182.2 million in fiscal 2009 to $168.8 million in fiscal 2010, and decreased as a percentage of total revenue from 37% to 32%. The decrease in sales and marketing expenses was due to the impact of our restructuring activities in fiscal 2010. Our sales and marketing headcount decreased 21% from the end of fiscal 2009 to the end of fiscal 2010.
Product Development. Product development expenses decreased 3% from $93.3 million in fiscal 2009 to $90.6 million in fiscal 2010, and decreased as a percentage of revenue from 19% to 17%. The decrease was primarily due to the impact of our restructuring activities in 2010, partially offset by an increase associated with the product development team acquired in the Savvion transaction. There were no capitalized software development costs in either fiscal 2009 or fiscal 2010, due to the timing and stage of development of projects that might otherwise qualify for capitalization under our software capitalization policy. Our product development headcount decreased 4% from the end of fiscal 2009 to the end of fiscal 2010.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased 13% from $59.6 million in fiscal 2009 to $51.8 million in fiscal 2010, and decreased as a percentage of revenue from 12% to 10%. The decrease was primarily due to the impact of our restructuring activities in fiscal 2010, partially offset by integration and transition expenses associated with the Savvion acquisition. Our administrative headcount decreased by 29% from the end of fiscal 2009 to the end of fiscal 2010.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of other acquired intangibles increased 15% from $9.0 million in fiscal 2009 to $10.4 million in fiscal 2010. The increase was due to amortization expense associated with the acquisition of Savvion.
Restructuring Expenses. We incurred total restructuring expenses of $40.0 million in fiscal 2010 as compared to $5.2 million in fiscal 2009. During the first quarter of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and our recent acquisitions. The restructuring was undertaken to enhance and re-focus our product strategy, to improve the way we take our products to market by becoming more customer and solutions driven, and to increase our market awareness. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 13 percent primarily within the sales, development, marketing and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The total costs associated with the restructuring was $26.0 million in fiscal 2010, primarily related to employee severance, excess facilities costs for unused space and, to a lesser extent, termination costs of automobile leases for terminated employees. The restructuring charge included $0.3 million of noncash stock-based compensation.
During the third quarter of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes. The restructuring was undertaken to better position the company for long-term growth, improved profitability, greater competitiveness and improved efficiency across our global business. These initiatives include the refinement of our product portfolio towards core and high-growth opportunities, the global consolidation and redeployment of a portion of our product development and administrative personnel, assets and processes to other global locations that offer greater efficiencies to the business and the continued consolidation of offices around the world. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 7 percent primarily within the development, sales and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The activities related to this restructuring also continued into the fourth quarter and are expected to continue through fiscal 2011. The total costs in the second half of fiscal 2010 associated with the restructuring aggregated to $14.0 million. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The restructuring charge included $0.2 million of noncash stock-based compensation. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.

Income from Operations. Income from operations increased 32% from $51.1 million in fiscal 2009 to $67.7 million in fiscal 2010 and increased as a percentage of total revenue from 10% to 13%. The increase in fiscal 2010 as compared to fiscal 2009 was primarily the result of higher revenue and costs savings associated with our restructuring activities, partially offset by the restructuring charges that occurred in the first and third quarters of 2010. Our total headcount decreased 13% from the end of fiscal 2009 to the end of fiscal 2010.
Other Income. Other income increased from $0.1 million in fiscal 2009 to income of $3.8 million in fiscal 2010. The increase was primarily due to an increase of $3.1 million in the value of our foreign currency average rate option contracts, which do not qualify for hedge accounting treatment and are marked-to-market each period, and an insurance settlement gain of $0.9 million related to a pre-acquisition matter.
Provision for Income Taxes. Our effective tax rate decreased from 36.0% in fiscal 2009 to 32.0% in fiscal 2010. The decrease in the effective tax rate was primarily due to a nonrecurring benefit of $2.5 million recorded in fiscal 2010. The nonrecurring tax benefit related to a change in estimate of our foreign earnings and profits utilized to determine the tax characterization of certain international cash repatriation, partially offset by resolution of certain of our uncertain tax positions related to netting of intercompany balances. The decrease was also due to the mix of profit within our various tax jurisdictions, partially offset by a reduction in our research and development credit in fiscal 2010 as the credit provisions in the tax code expired at the end of December 2009. The research and development credit was reinstated in the tax code in December 2010 with a retroactive effective date of January 1, 2010, and we currently estimate the tax benefit in fiscal 2011 to be approximately $3 million. See Note 10 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K for further information.
Fiscal 2009 Compared to Fiscal 2008
Revenue. Our total revenue decreased 4% from $515.6 million in fiscal 2008 to $494.1 million in fiscal 2009. Total revenue would have increased by 1% if exchange rates had been constant in fiscal 2009 as compared to exchange rates in effect in fiscal 2008. Excluding the impact of changes in exchange rates, our revenue increased principally due to revenue derived from the products acquired as part of the acquisition of IONA, partially offset by a decrease in the number of software licenses sold from our major products and professional services engagements as a result of the challenging global economic conditions in fiscal 2009. Changes in prices in fiscal 2009 from fiscal 2008 did not have a significant impact on our revenue. On a product line basis, our revenue declined in the Application Development Platform and Enterprise Data Solutions product lines, partially offset by an increase in our Enterprise Business Solutions product line.
Revenue from the Application Development Platforms product line decreased 7% from $354.4 million in fiscal 2008 to $328.6 million in fiscal 2009. Revenue from the Enterprise Business Solutions product line increased 14% from $74.6 million in fiscal 2008 to $85.1 million in fiscal 2009. Revenue from the Enterprise Data Solutions product line decreased 7% from $89.3 million in fiscal 2008 to $83.2 million in fiscal 2009.
Software license revenue decreased 9% from $192.2 million in fiscal 2008 to $175.6 million in fiscal 2009. Software license revenue would have decreased by 4% if exchange rates had been constant in fiscal 2009 as compared to exchange rates in effect in fiscal 2008. Excluding the impact of changes in exchange rates, the decrease in software license revenue was due to a decrease in sales within our Application Development Platforms and Enterprise Data Solutions product lines, partially offset by an increase in our Enterprise Business Solutions product line. Software license revenue from both direct end users and indirect channels, primarily OpenEdge application partners, decreased in fiscal 2009 as compared to fiscal 2008.
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
Liquidity and Capital Resources
Cash and Short-term Investments
At the end of fiscal 2010, our cash and short-term investments totaled $322.4 million. The increase of $98.3 million since the end of fiscal 2009 was primarily due to cash generated from operations and issuances of common stock upon exercise of stock options, partially offset by cash used for the acquisition of Savvion and share repurchases. There are no limitations on our ability to access our cash and short-term investments.
Auction Rate Securities
In addition to the $322.4 million of cash and short-term investments, we had investments with a fair value of $39.6 million related to auction rate securities (ARS) that are classified as long-term investments. These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 13 to 32 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.
Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At November 30, 2009, our ARS investments classified as long-term investments totaled $47.4 million at par value. During fiscal 2010, noncurrent ARS totaling $1.2 million were redeemed at par by the issuers, resulting in a net reduction of the par value of our ARS investments classified as long-term investments to $46.2 million. These ARS are classified as available-for-sale securities. During fiscal 2010, a total of $17.7 million of ARS classified as trading securities were repurchased at par by UBS, the investment firm that brokered the original purchases of these ARS.
For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $39.6 million at November 30, 2010, and we have recorded a temporary impairment charge in accumulated other comprehensive income of $6.6 million to reduce the value of our available-for-sale ARS investments.
We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on our consolidated balance sheet at November 30, 2010. Based on our cash and short-term investments balance of $322.4 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.

Cash Flows from Operations
We generated cash from operations of $96.2 million in fiscal year 2010, $62.8 million in fiscal year 2009, and $87.2 million in fiscal year 2008. The components of our cash flows from operations for fiscal years 2010, 2009 and 2008 are as follows:

(In thousands)
Year Ended November 30,	2010	2009	2008

Net income	$48,571	$32,755	$46,296
Depreciation, amortization and other noncash charges	59,538	61,942	49,432
Tax benefit(deficiency) from stock plans	3,419	(310)	1,123
Changes in operating assets and liabilities	(15,327)	(31,629)	(9,669)

Total	$96,201	$62,758	$87,182

The changes in operating assets and liabilities in fiscal 2009 were affected by the payments of assumed liabilities acquired as part of the acquisition of IONA.
Our gross accounts receivable increased by $17.7 million from the end of fiscal 2009. Days sales outstanding (DSO) in accounts receivable increased year over year by nine days to 74 days at the end of fiscal 2010 as compared to 65 days at the end of fiscal 2009 and 61 days at the end of fiscal 2008. We target a DSO range of 60 to 80 days.
Cash Flows from Investing and Financing Activities
We purchased $9.7 million of property and equipment in fiscal year 2010, $7.4 million in fiscal year 2009 and $8.2 million in fiscal year 2008. The purchases in each fiscal year consisted primarily of computer equipment, software and building and leasehold improvements. We financed these purchases primarily from cash generated from operations.
We purchased and retired 1,496,000 shares of our common stock for $29.3 million in fiscal year 2010, 396,000 shares for $5.2 million in fiscal year 2009, and 5,868,000 shares for $111.5 million in fiscal year 2008. We repurchased substantially all available shares under our previous Board authorized share repurchase program.
On October 1, 2010, our Board of Directors authorized, for the period from October 1, 2010 through September 30, 2011, the purchase of up to $100 million of our common stock, at such times that management deems such purchases to be an effective use of cash.
On January 8, 2010, we acquired Savvion, Inc., a privately-held company, for an aggregate purchase price of $49.2 million. Savvion is a provider of business process management software. The Savvion product lines became part of our Enterprise Business Solutions business unit. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Savvion were included in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.
We had no acquisitions in fiscal year 2009.
In fiscal year 2008, we completed three acquisitions at a total cost of $140.3 million, net of cash acquired. Each of these acquisitions was accounted for as a purchase, and accordingly, the results of operations of the acquired companies were included in our operating results from the date of acquisition. In each case, the purchase price was paid in cash from available funds. See Note 13 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K for further information
We expect to continue to pursue additional acquisitions during fiscal 2011, although we can make no assurances that we will be able to identify and complete any acquisitions. Our acquisition strategy has been to expand our business and/or add complimentary products and technologies to our existing product sets. To the extent that we complete any future acquisitions, our cash position could be reduced.
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
Liquidity Outlook
We believe that existing cash balances together with funds generated from operations will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, acquisitions, lease commitments, restructuring obligations, debt payments and other long-term obligations) through at least the next twelve months.
Revenue Backlog
Our aggregate revenue backlog at November 30, 2010 was approximately $174 million, of which $142 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At November 30, 2010, the remaining amount of backlog of approximately $32 million was composed of multi-year licensing arrangements of approximately $16 million and open software license orders received but not shipped of approximately $16 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
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
Contractual Obligations
The following table details our contractual obligations as of November 30, 2010:

(In thousands)
	Payments Due by Period
		Less than 1	1-3	3-5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years

Long-term debt	$664	$388	$276	$—	$—
Interest payment on long-term debt	48	39	9	—	—
Operating leases	25,594	11,286	12,727	1,570	11
Unrecognized tax benefits (1)	1,219	—	—	—	—

Total	$27,525	$11,713	$13,012	$1,570	$11

(1)	This liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability are not known. See Note 10 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K for additional information.

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
Goodwill and Intangible Assets
We have goodwill and net intangible assets of $321.6 million at November 30, 2010. We assess the impairment of goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. When we evaluate potential impairments outside of our annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time. We utilize either discounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine the fair value of our reporting units. The determination of reporting units also requires management judgment. We consider whether a reporting unit exists within a reportable segment based on the availability of discrete financial information that is regularly reviewed by segment management. We utilize undiscounted cash flows to determine the fair value of our intangible assets. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.
Income Tax Accounting
We have a net deferred tax asset of $41.1 million at November 30, 2010. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.
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
Investments in Debt Securities
We have approximately $39.6 million at fair value (par value of $46.2 million) in investments related to ARS, all of which are classified as noncurrent at November 30, 2010. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Based on the results of this assessment, we record either a mark-to-market adjustment in accumulated other comprehensive income or an other-than-temporary impairment charge in other income in our statement of operations. If we use different assumptions or the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of our available-for-sale ARS through an other-than-temporary impairment charge in current period earnings.
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
Recent Accounting Pronouncements
Performing Step 2 of the Goodwill Impairment Test
In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We are currently evaluating the impact of the pending adoption of ASU 2010-28 on our consolidated financial statements.

Disclosure Requirements Related to Fair Value Measurements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements (as defined in Note 3 below). Certain provisions of this update will be effective for us in fiscal 2011 and we are currently evaluating the impact of the pending adoption of ASU 2010-06 on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.
Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. Our investments have an average remaining maturity of less than two years or interest-rate resets of less than 60 days and are primarily fixed-rate instruments. In addition, we have classified all of our debt securities as available-for-sale. The available-for-sale classification reduces the income statement exposure to interest rate risk if such investments are held until their maturity date because changes in fair value due to market changes in interest rates are recorded on the balance sheet in accumulated other comprehensive income. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial. Additionally, see further discussion regarding market risks with our investments in ARS under Liquidity and Capital Resources in Item 7 of this Form 10-K.
We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. Principal currencies hedged include the euro, British pound, Brazilian real, Japanese yen and Australian dollar. We do not enter into derivative instruments for speculative purposes. All foreign currency option contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within one year. In fiscal 2010, mark-to-market gains of $3.1 million on foreign currency option contracts were recorded in other income in the statement of operations.
We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within 90 days. In fiscal 2010, realized and unrealized losses of $7.2 million from our forward contracts were recognized in other income in the statement of operations. These losses were substantially offset by realized and unrealized gains on the offsetting positions.
Foreign currency translation exposure from a 10% movement of currency exchange rates would have a material impact on our reported revenue and net income. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 5% and our net income would be adversely affected by approximately 20% (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding foreign currency forward and option contracts at November 30, 2010 where the notional amount is determined using contract exchange rates:

(In thousands)
	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$36,856	$317
Foreign currency forward contracts to purchase U.S. dollars	13,837	54
Foreign currency option contracts to purchase U.S. dollars	22,775	496

Total	$73,468	$867

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
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, MA
We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the “Company”) as of November 30, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and subsidiaries as of November 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
January 31, 2011

Consolidated Financial Statements
Consolidated Balance Sheets

(In thousands, except share data)
November 30,	2010	2009

Assets
Current assets:
Cash and equivalents	$286,559	$175,873
Short-term investments	35,837	48,248

Total cash and short-term investments	322,396	224,121
Accounts receivable (less allowances of $4,980 in 2010 and $7,650 in 2009)	119,273	98,872
Other current assets	27,910	20,193
Deferred tax assets	14,279	14,433

Total current assets	483,858	357,619

Property and equipment, net	58,207	59,625
Intangible assets, net	83,208	86,389
Goodwill	238,343	218,498
Deferred tax assets	29,214	30,638
Investments in auction rate securities	39,643	40,714
Other assets	4,350	5,367

Total	$936,823	$798,850

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$388	$358
Accounts payable	13,176	12,400
Accrued compensation and related taxes	44,920	44,472
Income taxes payable	4,083	4,082
Other accrued liabilities	36,148	24,369
Short-term deferred revenue	138,961	141,243

Total current liabilities	237,676	226,924

Long-term debt, less current portion	276	664

Long-term deferred revenue	2,908	4,511

Deferred tax liabilities	2,378	3,445

Other noncurrent liabilities	5,253	7,854

Commitments and contingencies (note 11)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none
Common stock, $.01 par value, and additional paid-in capital; authorized, 100,000,000 shares; issued and outstanding, 66,528,411 in 2010 and 60,906,047 in 2009	347,604	247,265
Retained earnings, including accumulated other comprehensive loss of $(9,138) in 2010 and $(3,385) in 2009	340,728	308,187

Total shareholders’ equity	688,332	555,452

Total	$936,823	$798,850

See notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)
Year Ended November 30,	2010	2009	2008

Revenue:
Software licenses	$192,568	$175,566	$192,217
Maintenance and services	336,552	318,571	323,343

Total revenue	529,120	494,137	515,560

Costs of revenue:
Cost of software licenses	7,923	7,776	9,536
Cost of maintenance and services	71,290	65,967	69,321
Amortization of acquired intangibles for purchased technology	20,109	19,459	13,032

Total costs of revenue	99,322	93,202	91,889

Gross profit	429,798	400,935	423,671

Operating expenses:
Sales and marketing	168,788	182,227	195,947
Product development	90,643	93,262	87,788
General and administrative	51,805	59,612	62,084
Amortization of other acquired intangibles	10,449	9,047	6,426
Restructuring expense	39,975	5,215	6,915
Acquisition-related expenses	468	440	128

Total operating expenses	362,128	349,803	359,288

Income from operations	67,670	51,132	64,383

Other income (expense):
Interest income and other	3,132	2,702	10,385
Foreign currency gain (loss)	626	(2,654)	(758)

Total other income, net	3,758	48	9,627

Income before provision for income taxes	71,428	51,180	74,010
Provision for income taxes	22,857	18,425	27,714

Net income	$48,571	$32,755	$46,296

Earnings per share:
Basic	$0.76	$0.54	$0.75
Diluted	$0.73	$0.53	$0.72

Weighted average shares outstanding:
Basic	63,957	60,155	61,553
Diluted	66,212	61,562	64,016

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands)
Year Ended November 30,	2010	2009	2008

Common stock and additional paid-in capital:
Balance, beginning of year	$247,265	$216,261	$240,647
Exercise of employee stock options	87,461	9,054	18,820
Issuance of stock under the employee stock purchase plan	6,209	5,740	6,685
Repurchase and retirement of common stock	(19,059)	(4,794)	(72,057)
Present value of payments for re-pricing of stock options	—	(42)	—
Stock-based compensation	18,121	21,536	19,318
Withholding tax payments related to net issuance of restricted stock units	(1,858)	(264)	—
Tax benefit (deficiency) from stock plans	9,465	(226)	2,848

Balance, end of year	347,604	247,265	216,261

Retained earnings:
Balance, beginning of year	308,187	265,191	277,227

Net income	48,571	32,755	46,296
Other comprehensive income:
Unrealized gains (losses) on investments	(207)	319	(4,685)
Translation adjustments	(5,546)	10,330	(14,181)

Comprehensive income	42,818	43,404	27,430

Adoption of new accounting standard for uncertain tax positions	—	—	(12)
Repurchase and retirement of common stock	(10,277)	(408)	(39,454)

Balance, end of year	340,728	308,187	265,191

Total shareholders’ equity	$688,332	$555,452	$481,452

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)
Year Ended November 30,	2010	2009	2008

Cash flows from operating activities:
Net income	$48,571	$32,755	$46,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,859	11,900	10,657
Amortization of intangible assets	30,558	28,506	19,457
Stock-based compensation	18,121	21,536	19,318
Tax benefit (deficiency) from stock plans	9,465	(226)	2,848
Excess tax benefit from stock plans	(6,046)	(84)	(1,725)
Allowances for accounts receivable	(1,400)	—	(205)
Deferred income taxes	4,004	(367)	(3,956)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(18,971)	2,281	(3,828)
Other assets	(3,159)	(352)	7,268
Accounts payable and accrued expenses	12,469	(26,795)	(6,866)
Income taxes payable	(7,347)	3,300	(5,162)
Deferred revenue	(923)	(9,696)	3,080

Net cash provided by operating activities	96,201	62,758	87,182

Cash flows from investing activities:
Purchases of investments available-for-sale	(38,632)	(80,612)	(143,499)
Sales and maturities of investments available-for-sale	33,318	72,133	299,328
Redemptions at par by issuers of auction rate securities — available-for-sale	1,235	6,940	55,425
Redemptions and sales at par of auction rate securities — trading	17,740	260	—
Purchases of property and equipment	(9,664)	(7,369)	(8,213)
Acquisitions, net of cash acquired	(49,186)	—	(140,283)
Increase in other noncurrent assets	26	(531)	(208)

Net cash provided by (used for) investing activities	(45,163)	(9,179)	62,550

Cash flows from financing activities:
Issuance of common stock	93,670	14,752	25,505
Withholding tax payments related to net issuance of restricted stock units	(1,858)	(264)	—
Repurchase of common stock	(29,336)	(5,202)	(111,511)
Excess tax benefit from stock plans	6,046	84	1,725
Payment of long-term debt	(358)	(330)	(305)

Net cash provided by (used for) financing activities	68,164	9,040	(84,586)

Effect of exchange rate changes on cash	(8,516)	16,769	(22,540)

Net increase in cash and equivalents	110,686	79,388	42,606
Cash and equivalents, beginning of year	175,873	96,485	53,879

Cash and equivalents, end of year	$286,559	$175,873	$96,485

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1: Nature of Business and Summary of Significant Accounting Policies
The Company
We are a global enterprise software company that enables organizations to achieve higher levels of business performance by improving operational responsiveness. We offer a portfolio of best-in-class, real-time software solutions providing enterprises with significantly improved operational responsiveness within events and activities that they participate. Our products are generally sold as perpetual licenses, but certain product lines and business activities also use term or subscription licensing models. We also provide product maintenance, consulting, training, and customer support services.
Accounting Principles
We prepare our consolidated financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America.
Reclassifications
We have reclassified certain amounts for prior years to conform to the current year presentation. We separately disclosed amounts for withholding tax payments related to net issuance of restricted stock units in the consolidated statement of shareholders’ equity and the consolidated statement of cash flows. We separately disclosed amounts for redemptions and sales at par of auction rate securities in the consolidated statement of cash flows. We also conformed the summary table presentation in Note 2 — Investments by adding cash and money market funds.
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
Common Stock Split
On December 20, 2010, the Board of Directors approved a three-for-two common stock split in the form of a stock dividend. Shareholders received one additional share for every two shares held. The distribution was made on January 28, 2011 to shareholders of record at the close of business on January 12, 2011. All share and per share amounts have been restated to reflect the stock split.
Foreign Currency Translation
The functional currency of most of our foreign subsidiaries is the local currency in which the subsidiary operates. For foreign operations where the local currency is considered to be the functional currency, we translate assets and liabilities into U.S. dollars at the exchange rate on the balance sheet date. We translate income and expense items at average rates of exchange prevailing during each period. We accumulate translation adjustments in other comprehensive income (loss), a component of shareholders’ equity.
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
We generally recognize revenue from software licenses sold together with maintenance and/or consulting services upon shipment using the residual method, provided that the above criteria have been met. If VSOE of fair value for the undelivered elements cannot be established, we defer all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, then we recognize the entire fee ratably over the maintenance period. If payment of the software license fees is dependent upon the performance of consulting services or the consulting services are essential to the functionality of the licensed software, then we recognize both the software license and consulting fees using the percentage of completion method.
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
A summary of activity in the allowances against accounts receivable is as follows:

(In thousands)
Year Ended November 30,	2010	2009	2008

Beginning balance	$7,650	$7,944	$9,458
Benefit to costs and expenses	(1,400)	—	(205)
Write-offs and other	(981)	(1,029)	(406)
Translation adjustments	(289)	735	(903)

Ending balance	$4,980	$7,650	$7,944

Cash Equivalents and Investments
Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. We classify investments, which consist of auction rate securities (ARS), state and municipal obligations, U.S. government securities, certificates of deposit and corporate bonds and notes, as investments available-for-sale, which are stated at fair value. In fiscal 2009, certain student loan ARS were classified as trading. We include aggregate unrealized holding gains and losses, net of taxes, on available-for-sale securities as a component of accumulated other comprehensive income in shareholders’ equity.
Supplemental Cash Flow Information
In fiscal years 2010, 2009 and 2008, we paid $15.9 million, $16.5 million and $29.8 million in income taxes, respectively, net of refunds received. In fiscal year 2008, we received refunds from the Internal Revenue Service (IRS) of $1.8 million related to the filing of original tax returns and amended tax returns from prior years. Refunds in fiscal years 2010 and 2009 were insignificant.

In each of the fiscal years 2010, 2009 and 2008, cash paid for interest on long-term debt totaled $0.1 million.
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
Fair Value of Financial Instruments
The carrying amount of our cash and equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these instruments. We base the fair value of short-term investments on quoted market prices at the balance sheet date. The fair value of noncurrent investments is based on a valuation methodology utilizing discounted cash flow models (Note 2) due to the absence of quoted market prices. The carrying value of long-term debt (Note 11) approximates its fair value. We measure and record derivative financial instruments at fair value (Note 4). We elect fair value measurement for certain financial assets on a case-by-case basis.
Derivative Instruments
We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheet at fair value. We use derivative instruments to manage exposures to fluctuations in the value of foreign currencies, which exist as part of our on-going business operations. Certain assets and forecasted transactions are exposed to foreign currency risk. Our objective for holding derivatives is to eliminate or reduce the impact of these exposures. We periodically monitor our foreign currency exposures to enhance the overall economical effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, British pound, Brazilian real, Japanese yen and Australian dollar. We do not enter into derivative instruments for speculative purposes, nor do we hold or issue any derivative instruments for trading purposes.
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
Product Development Costs
We expense product development costs as incurred. We did not capitalize any software development costs in fiscal years 2010, 2009 and 2008.
Stock-based Compensation
Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally five years for options, and three years for restricted stock units and restricted stock awards.
Goodwill, Other Intangible Assets and Long-lived Assets
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. We evaluate goodwill or other intangible assets with indefinite useful lives, if any, for impairment annually or on an interim basis when events and circumstances arise that indicate an impairment may have occurred. To conduct these impairment tests of goodwill, we compare the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow models or other valuation models, such as comparative transactions and market multiples. During fiscal 2010 and fiscal 2009, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed. We perform our annual testing on December 15th of each year. In addition, there were no triggering events that required an interim impairment test in fiscal 2010.
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
Accumulated other comprehensive loss is made up of the following components:

(In thousands)
November 30,	2010	2009

Cumulative translation adjustment	$(4,676)	$870
Accumulated unrealized losses on investments	(4,462)	(4,255)

Total accumulated comprehensive loss	$(9,138)	$(3,385)

The tax effect on accumulated unrealized losses on investments was $2.1 million and $2.4 million at November 30, 2010 and 2009, respectively.
Subsequent Events
We evaluated subsequent events through the date and time our consolidated financial statements were issued.
Recent Accounting Pronouncements
Performing Step 2 of the Goodwill Impairment Test
In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We are currently evaluating the impact of the pending adoption of ASU 2010-28 on our consolidated financial statements.

Disclosure Requirements Related to Fair Value Measurements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements (as defined in Note 3 below). Certain provisions of this update will be effective for us in fiscal 2011 and we are currently evaluating the impact of the pending adoption of ASU 2010-06 on our consolidated financial statements.
Note 2: Investments
A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2010 is as follows:

(In thousands)
	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

Cash	$154,718	$—	$—	$154,718
Money market funds	122,415	—	—	122,415
State and municipal bond obligations	25,484	207	(10)	25,681
US government and agency securities	10,000	—	—	10,000
Auction rate securities – municipal bonds	27,200	—	(3,560)	23,640
Auction rate securities – student loans	19,000	—	(2,997)	16,003
Corporate bonds	9,418	—	(21)	9,397
Certificates of deposit	185	—	—	185

Total	$368,420	$207	$(6,588)	$362,039

Such amounts are classified on our balance sheet at November 30, 2010 as follows:

(In thousands)
	Cash and	Short-term	Long-term
Security Type	Equivalents	Investments	Investments

Cash	$154,718	$—	$—
Money market funds	122,415	—	—
State and municipal bond obligations	1,926	23,755	—
US government and agency securities	7,500	2,500	—
Auction rate securities – municipal bonds	—	—	23,640
Auction rate securities – student loans	—	—	16,003
Corporate bonds	—	9,397
Certificates of deposit	—	185	—

Total	$286,559	$35,837	$39,643

For each of the auction rate securities (ARS), we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $39.6 million, and the temporary impairment charge recorded at November 30, 2010 in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $6.6 million. During fiscal 2010, a total of $17.7 million of ARS classified as trading securities were repurchased at par by UBS, the investment firm that brokered the original purchases of these ARS.
We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the balance sheet at November 30, 2010. However, based on our cash and short-term investments balance of $322.4 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.
A summary of our cash, cash equivalents, available-for-sale and trading investments at November 30, 2009 is as follows:

(In thousands)
	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

Cash	$115,398	$—	$—	$115,398
Money market funds	57,619	—	—	57,619
State and municipal bond obligations	10,371	272	(3)	10,640
US government and agency securities	11,072	—	—	11,072
Auction rate securities – municipal bonds	27,950	—	(4,205)	23,745
Auction rate securities – student loans	19,500	—	(2,531)	16,969
Certificates of deposit	11,653	—	(1)	11,652

Subtotal – cash and available-for-sale securities	253,563	272	(6,740)	247,095

Put option related to ARS rights offering	—	1,596	—	1,596
Auction rate securities – student loans	17,740	—	(1,596)	16,144

Subtotal – trading securities	17,740	1,596	(1,596)	17,740

Total	$271,303	$1,868	$(8,336)	$264,835

Such amounts are classified on our balance sheet at November 30, 2009 as follows:

(In thousands)
	Cash and	Short-term	Long-term
Security Type	Equivalents	Investments	Investments

Cash	$115,398	$—	$—
Money market funds	57,619	—	—
State and municipal bond obligations	—	10,640	—
US government and agency securities	2,500	8,572	—
Auction rate securities – municipal bonds	—	—	23,745
Auction rate securities – student loans	—	—	16,969
Certificates of deposit	356	11,296	—

Subtotal – cash and available-for-sale securities	175,873	30,508	40,714

Put option related to ARS rights offering	—	1,596	—
Auction rate securities – student loans	—	16,144	—

Subtotal – trading securities	—	17,740	—

Total	$175,873	$48,248	$40,714

The fair value of debt securities at November 30, 2010 and November 30, 2009, by contractual maturity, is as follows:

(In thousands)
November 30,	2010	2009

Due in one year or less (1)	$70,285	$80,396
Due after one year	14,621	9,826

Total	$84,906	$90,222

(1)	Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining final maturities of these securities range from 13 to 32 years.

Investments with continuous unrealized losses for less than twelve months and twelve months or greater and their related fair values are as follows at November 30, 2010:

(In thousands)
		Less Than		12 Months
		12 Months		or Greater	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses

State and municipal bond obligations	$6,506	$(10)	$—	$—	$6,506	$(10)
Auction rate securities – municipal bonds	—	—	23,640	(3,560)	23,640	(3,560)
Auction rate securities – student loans	—	—	16,003	(2,997)	16,003	(2,997)
Corporate bonds	9,397	(21)	—	—	9,397	(21)

Total	$15,903	$(31)	$39,643	$(6,557)	$55,546	$(6,588)

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

The unrealized losses associated with state and municipal obligations and corporate bonds and notes are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of November 30, 2010.
Note 3: Fair Value Measurements
The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2010:

(In thousands)
		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Nov. 30,	Using Identical	Observable Inputs	Unobservable
Description	2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Money market funds	$122,415	$122,415	$—	$—
State and municipal bond obligations	25,681	—	25,681	—
US government and agency securities	10,000	—	10,000	—
Auction rate securities – municipal bonds	23,640	—	—	23,640
Auction rate securities – student loans	16,003	—	—	16,003
Corporate bonds	9,397	—	9,397	—
Certificates of deposit	185	—	185	—
Foreign exchange derivatives	867	—	867	—

Total	$208,188	$122,415	$46,130	$39,643

Immaterial Restatement of Fair Value Measurements
During the preparation of the fiscal 2010 consolidated financial statements, we determined that at November 30, 2009, certain investments classified as Level 1 measurements within the fair value hierarchy were in error and should have been classified as Level 2. The investments, consisting of state and municipal bond obligations, US government and agency securities and certificates of deposit, totaled $33.4 million. In addition, we should have included money market funds of $57.6 million as part of the Level 1 measurements.
The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2009 (as restated):

(In thousands)
		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Nov. 30,	Using Identical	Observable Inputs	Unobservable
Description	2009	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Money market funds	$57,619	$57,619	$—	$—
State and municipal bond obligations	10,640	—	10,640	—
US government and agency securities	11,072	—	11,072	—
Auction rate securities – municipal bonds	23,745	—	—	23,745
Auction rate securities – student loans	33,113	—	—	33,113
Certificates of deposit	11,652	—	11,652	—
Put option related to ARS rights offering	1,596	—	—	1,596
Foreign exchange derivatives	(12)	—	(12)	—

Total	$149,425	$57,619	$33,352	$58,454

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
The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for fiscal 2010:

(In thousands)
Level 3
Financial
Assets

Balance, December 1, 2009	$58,454
Redemptions and repurchases at par	(18,990)
Unrealized gains included in accumulated other comprehensive income	179
Realized gain on ARS trading securities included in other income	1,596
Realized loss on put option related to ARS rights offering included in other income	(1,596)

Balance, Nov. 30, 2010	$39,643

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for fiscal 2009:

(In thousands)
Level 3
Financial
Assets

Balance, December 1, 2008	$65,214
Redemptions	(7,200)
Unrealized gains included in accumulated other comprehensive income	440
Unrealized gain on ARS trading securities included in other income	1,254
Unrealized loss on put option related to ARS rights offering included in other income	(1,254)

Balance, Nov. 30, 2009	$58,454

Note 4: Derivative Instruments
We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. All foreign currency option contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within one year. In fiscal 2010, mark-to-market gains of $3.1 million on foreign currency option contracts were recorded in other income in the statement of operations.
We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within 90 days. In fiscal 2010, realized and unrealized losses of $7.2 million from our forward contracts were recognized in other income in the statement of operations. These losses were substantially offset by realized and unrealized gains on the offsetting positions.
The table below details outstanding foreign currency forward and option contracts at November 30, 2010 where the notional amount is determined using contract exchange rates:

(In thousands)
	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$36,856	$317
Foreign currency forward contracts to purchase U.S. dollars	13,837	54
Foreign currency option contracts to purchase U.S. dollars	22,775	496

Total	$73,468	$867

The table below details outstanding foreign currency forward and option contracts at November 30, 2009 where the notional amount is determined using contract exchange rates:

(In thousands)
	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$88,193	$(13)
Foreign currency forward contracts to purchase U.S. dollars	8,983	1
Foreign currency option contracts to purchase U.S. dollars	109,777	2,007

Total	$206,953	$1,995

Note 5: Property and Equipment
Property and equipment consists of the following:

(In thousands)
November 30,	2010	2009

Computer equipment and software	$54,556	$59,850
Land, buildings and leasehold improvements	57,307	57,389
Furniture and fixtures	9,230	9,904

Total	121,093	127,143
Less accumulated depreciation and amortization	62,886	67,518

Property and equipment, net	$58,207	$59,625

Note 6: Intangible Assets and Goodwill
Intangible assets are composed of the following significant classes at November 30, 2010:

(In thousands)
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Purchased technology	$136,151	$80,965	$55,186
Customer-related and other	75,026	47,004	28,022

Total	$211,177	$127,969	$83,208

Intangible assets are composed of the following significant classes at November 30, 2009:

(In thousands)
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value

Purchased technology	$124,852	$61,190	$63,662
Customer-related and other	59,617	36,890	22,727

Total	$184,469	$98,080	$86,389

We amortize intangible assets assuming no expected residual value. The weighted average amortization period for all intangible assets is 6.6 years, including 6.5 years for purchased technology and 6.8 years for customer-related and other intangible assets. Amortization expense related to these intangible assets was $30.6 million, $28.5 million and $19.5 million in fiscal years 2010, 2009 and 2008, respectively. Future amortization expense from intangible assets held as of November 30, 2010, is as follows:

(In thousands)

2011	$23,931
2012	19,873
2013	12,875
2014	10,331
2015	9,082
Thereafter	7,139

Total	$83,231

There were no material impairments of intangible assets during any of the periods presented.

Changes in the carrying amount of goodwill for fiscal year 2010 by segment are as follows:

(In thousands)
	Balance	Acquisitions			Balance
	Dec. 1,	Accounting		Translation	Nov. 30,
	2009	Adjustments	Write-down	Adjustments	2010

Application Development Platform segment	$61,005	$—	—	$59	$61,064
Enterprise Business Solutions segment	57,124	19,705	—	—	76,829
Enterprise Data Solutions segment	100,369	—	—	81	100,450

Total	$218,498	$19,705	—	$140	$238,343

The increase in goodwill during fiscal 2010 was related to the acquisition of Savvion in January 2010.
Changes in the carrying amount of goodwill for fiscal year 2009 by segment are as follows:

(In thousands)
	Balance	Purchase			Balance
	Dec. 1,	Accounting		Translation	Nov. 30,
	2008	Adjustments	Write-down	Adjustments	2009

Application Development Platform segment	$72,994	$(12,629)	—	$640	$61,005
Enterprise Business Solutions segment	60,305	(3,181)	—	—	57,124
Enterprise Data Solutions segment	100,086	—	—	283	100,369

Total	$233,385	$(15,810)	—	$923	$218,498

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

(In thousands, except per share data)
Year Ended November 30,	2010	2009	2008

Net income	$48,571	$32,755	$46,296

Weighted average shares outstanding	63,957	60,155	61,553
Dilutive impact from common stock equivalents	2,255	1,407	2,463

Diluted weighted average shares outstanding	66,212	61,562	64,016

Basic earnings per share	$0.76	$0.54	$0.75

Diluted earnings per share	$0.73	$0.53	$0.72

We excluded stock awards representing approximately 3,870,000 shares, 9,573,000 shares and 5,160,000 shares of common stock from the calculation of diluted earnings per share in fiscal years 2010, 2009 and 2008, respectively, because these awards were anti-dilutive.
Note 8: Shareholders’ Equity
Preferred Stock
Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. At November 30, 2010, we have not issued any series of preferred stock.

Common Stock
A summary of share activity is as follows:

(In thousands)
Year Ended November 30,	2010	2009	2008

Beginning balance	60,906	59,856	63,570
Shares issued	7,204	1,479	2,156
Shares repurchased and retired	(1,496)	(396)	(5,868)
Shares surrendered by employees to pay taxes related to stock-based awards	(86)	(18)	—
Shares forfeited	—	(15)	(2)

Ending balance	66,528	60,906	59,856

We issued 24,000 shares in each of fiscal 2009 and 2010 with a fair value of $0.4 million and $0.5 million, respectively, to members of the Board the Directors.
Restricted stock totaling 7,500 shares with a fair value of $0.1 million vested during fiscal 2010. All outstanding restricted stock has vested as of November 30, 2010.
There were 53,000 deferred stock units (DSUs) outstanding at November 30, 2010. Each DSU represents one share of our common stock. All DSU grants have been made to non-employee members of our Board of Directors. The DSUs are fully vested on date of grant, but do not have voting rights and can only be converted into common stock when the recipient ceases being a member of the Board. No DSUs were granted in fiscal 2010.
Common Stock Repurchases
In fiscal years 2010, 2009 and 2008, we purchased and retired 1,496,000 shares, 396,000 shares and 5,868,000 shares, respectively, of our common stock for $29.3 million, $5.2 million and $111.5 million, respectively.
In fiscal 2010, we repurchased substantially all available shares under our previous Board authorized share repurchase program. On October 1, 2010, the Board of Directors authorized, for the period from October 1, 2010 through September 30, 2011, the purchase of up to $100 million of our common stock, at such times that management deems such purchases to be an effective use of cash.
Stock Options and Stock Awards
We currently have one shareholder-approved stock plan from which we can issue equity securities, including options, deferred stock awards and restricted stock. In fiscal 2008, our shareholders approved the 2008 Stock Option and Incentive Plan, which replaced the 1992 Incentive and Nonqualified Stock Option Plan, the 1994 Stock Incentive Plan and the 1997 Stock Incentive Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under these plans. The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units and stock appreciation rights. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. Options granted since fiscal 2005 generally vest over five years and have terms of seven years. A total of 47,010,000 shares are issuable under these plans, of which 7,209,000 shares were available for grant at November 30, 2010.
We have adopted two stock plans for which the approval of shareholders was not required: the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. The options granted since fiscal 2005 generally vest over five years and have terms of seven years. A total of 9,750,000 shares are issuable under the 2002 Plan, of which 731,000 shares were available for grant at November 30, 2010.

The 2004 Plan is reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. The options granted since fiscal 2005 generally vest over five years and have terms of seven years. A total of 1,500,000 shares are issuable under the 2004 Plan, of which 540,000 shares were available for grant at November 30, 2010.
A summary of stock option activity under all plans is as follows:

(In thousands, except per share data)
		Weighted
	Number	Average
	of Shares	Exercise Price

Options outstanding, December 1, 2009	15,164	$15.38
Granted	2,508	21.40
Exercised	(6,291)	13.91
Canceled	(1,505)	17.41

Options outstanding, November 30, 2010	9,876	$17.54

For various exercise price ranges, characteristics of outstanding and exercisable stock options at November 30, 2010 are as follows:

(Number of shares in thousands)
	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Number of	Remaining	Average	Number of	Average
Exercise Price:	Shares	Life (in years)	Exercise Price	Shares	Exercise Price

$8.54-14.29	1,866	3.66	$12.02	1,320	$11.61
14.30-15.38	1,893	3.79	14.71	1,439	14.70
15.93-19.53	1,765	4.67	17.33	872	17.20
19.96-20.79	1,988	3.21	20.38	1,536	20.43
21.32-26.02	2,364	5.82	21.93	676	21.56

$8.54-26.02	9,876	4.29	$17.54	5,843	$16.67

Options outstanding that have vested and that are expected to vest as of November 30, 2010 are as follows:

(In thousands, except per share data)
		Weighted
		Average	Weighted	Aggregate
	Outstanding	Remaining	Average	Intrinsic
	Options	Life (in years)	Exercise Price	Value (1)

Vested	5,843	3.33	$16.67	$52,586
Expected to vest	4,033	5.68	18.79	27,841

Total	9,876	4.29	$17.54	$80,427

(1)	The aggregate intrinsic value was calculated based on the difference between the closing price of our stock on November 30, 2010 of $25.68 and the exercise prices for all in-the-money options outstanding.

A summary of the status of our restricted stock units at November 30, 2010 is as follows:

(In thousands, except per share data)
		Weighted Average
	Number	Grant date
	of Shares	Fair value

Restricted stock units outstanding, December 1, 2009	440	$14.74
Granted	665	21.44
Issued	(285)	16.94
Canceled	(98)	17.07

Restricted stock units outstanding, November 30, 2010	722	$19.72

Each restricted stock unit represents one share of common stock. The restricted stock units vest semi-annually over a three-year period.
The fair value of outright stock awards, restricted stock awards, restricted stock units and DSUs is equal to the closing price of our common stock on the date of grant.
The following table provides the classification of stock-based compensation expense as reflected in our consolidated statements of income:

(In thousands)
Year Ended November 30,	2010	2009	2008

Cost of software licenses	$29	$37	$72
Cost of maintenance and services	913	948	1,170
Sales and marketing	5,496	5,830	6,982
Product development	4,200	4,041	4,588
General and administrative	6,948	10,680	6,506
Restructuring	535	—	—

Total stock-based compensation expense	18,121	21,536	19,318
Income tax benefit included in provision for income taxes	(4,970)	(5,163)	(4,632)

Total stock-based compensation expense, net of tax	$13,151	$16,373	$14,686

We estimated the fair value of options and employee stock purchase plan shares granted in fiscal years 2010, 2009 and 2008 on the measurement dates using the Black-Scholes option valuation model with the following weighted average assumptions:

Year Ended November 30,	2010	2009	2008

Stock Purchase Plan:
Expected volatility	27.7%	30.7%	23.4%
Risk-free interest rate	0.6%	0.8%	4.1%
Expected life in years	1.5	2.1	1.3
Expected dividend yield	None	None	None
Stock Options:
Expected volatility	27.2%	26.9%	24.9%
Risk-free interest rate	2.2%	2.0%	2.9%
Expected life in years	4.8	4.7	4.8
Expected dividend yield	None	None	None

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
Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2010, 2009 and 2008 was $5.84, $4.23 and $4.31 per share, respectively. We amortize the estimated fair value of options to expense over the vesting period using the straight-line method. The weighted average estimated fair value for shares issued under our 1991 Employee Stock Purchase Plan (ESPP) in fiscal years 2010, 2009 and 2008 was $5.97, $4.19 and $4.83 per share, respectively. We amortize the estimated fair value of shares issued under the ESPP to expense over the vesting period using a graded vesting model.
Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.
Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $29.9 million at November 30, 2010. These costs are expected to be recognized over a weighted average period of 3.0 years.
During fiscal years 2010, 2009 and 2008 the following activity occurred under our plans:

(In thousands)
Year Ended November 30,	2010	2009	2008

Total intrinsic value of stock options on date exercised	$47,395	$2,569	$14,462
Total fair value of DSUs on date vested	—	—	695
Total fair value of restricted stock awards on date vested	131	82	—
Total fair value of restricted stock units on date vested	6,202	1,576	—

Employee Stock Purchase Plan
The ESPP permits eligible employees to purchase up to a maximum of 7,350,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27-month offering period comprised of nine three month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27-month offering period, subsequent to the purchase, the offering period is cancelled and the employee is entered into a new 27-month offering period with the then current market price as the new base price. We issued 604,000 shares, 570,000 shares and 452,000 shares with weighted average purchase prices of $10.28, $10.08 and $14.87 per share, respectively, in fiscal years 2010, 2009 and 2008, respectively. At November 30, 2010, approximately 881,000 shares were available and reserved for issuance under the ESPP.
Note 9: Retirement Plan
We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $4.6 million, $4.0 million and $5.2 million for fiscal years 2010, 2009 and 2008, respectively.
Note 10: Income Taxes
The components of pretax income are as follows:

(In thousands)
Year Ended November 30,	2010	2009	2008

United States	$54,566	$32,279	$49,462
Foreign	16,862	18,901	24,548

Total	$71,428	$51,180	$74,010

The provisions for income taxes are comprised of the following:

(In thousands)
Year Ended November 30,	2010	2009	2008

Current:
Federal	$11,536	$10,116	$20,131
State	1,925	1,383	1,639
Foreign	5,392	7,293	9,900

Total current	18,853	18,792	31,670

Deferred:
Federal	4,817	1,948	(2,499)
State	48	(36)	(454)
Foreign	(861)	(2,279)	(1,003)

Total deferred	4,004	(367)	(3,956)

Total	$22,857	$18,425	$27,714

The tax effects of significant items comprising our deferred taxes are as follows:

(In thousands)
November 30,	2010	2009

Deferred tax assets:
Accounts receivable	$598	$1,541
Other current assets	815	1,119
Capitalized research costs	2,697	4,122
Accrued compensation	1,369	1,903
Accrued liabilities and other	10,722	9,454
Deferred revenue	2,743	2,976
Stock-based compensation	8,667	12,973
Tax credit and loss carryforwards	50,334	40,582

Gross deferred tax assets	77,945	74,670
Valuation allowance	(21,566)	(21,668)

Total net deferred tax assets	56,379	53,002

Deferred tax liabilities:
Goodwill	(9,481)	(8,181)
Depreciation and amortization	(5,783)	(3,195)

Total deferred tax liabilities	(15,264)	(11,376)

Total	$41,115	$41,626

The valuation allowance primarily applies to net operating loss carryforwards and unutilized tax credits in jurisdictions or under conditions where realization is not assured. The decrease in the valuation allowance during fiscal 2010 primarily related to the utilization of net operating loss carryforwards.
At November 30, 2010, we have net operating loss carryforwards of $79.5 million expiring on various dates through 2024 and $29.4 million that may be carried forward indefinitely. At November 30, 2010, we have tax credit carryforwards of approximately $12.3 million expiring on various dates through 2029 and $1.3 million that may be carried forward indefinitely.

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

Year Ended November 30,	2010	2009	2008

Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differences	(2.8)	(1.7)	1.7
State income taxes, net	1.8	1.7	1.7
Research credits	(0.2)	(3.7)	(2.3)
Tax-exempt interest	(0.2)	(0.5)	(2.7)
Nondeductible stock-based compensation	2.3	5.2	3.2
Nonrecurring benefit from change in estimate from earnings and profits	(3.5)	—	—
Other	(0.4)	—	0.9

Total	32.0%	36.0%	37.5%

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize and record potential tax liabilities for anticipated tax audit issues in various tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in income tax benefits being recognized in the period when we determine the liabilities are no longer necessary.
A reconciliation of the balance of our unrecognized tax benefits is as follows:

(In thousands)
Year Ended November 30,	2010	2009

Balance, beginning of year	$3,281	$4,784
Settlements with tax authorities	(1,736)	(1,323)
Tax positions acquired	200	—
Lapses due to expiration of the statute of limitations	(526)	(180)

Balance, end of year	$1,219	$3,281

We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. In fiscal years 2010 and 2009, we included $0.1 million and $0.2 million, respectively, of estimated interest and penalties in the provision for income taxes. We had accrued $0.2 million and $0.9 million of estimated interest and penalties at November 30, 2010 and November 30, 2009, respectively.
We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be principally offset by foreign tax credits. Cumulative undistributed foreign earnings were approximately $28.0 million at November 30, 2010.
During fiscal 2009, we settled our appeal with the Internal Revenue Service related to audits for periods through fiscal 2005 with no material impact to our consolidated financial statements. State taxing authorities are currently examining our income tax returns for years through fiscal 2008. Our federal and state income tax returns have been examined or are closed by statute for all years prior to fiscal 2007, and we are no longer subject to audit for those periods.
Tax authorities for certain non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits, none of which are material to our balance sheet, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2005.
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
Future principal and interest payments are as follows:

(In thousands)
	Principal	Interest

2011	$388	$39
2012	276	9

Total	$664	$48

Leasing Arrangements
We lease certain facilities and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2010:

(In thousands)

2011	$11,286
2012	8,401
2013	4,325
2014	945
2015	626
Thereafter	11

Total	$25,594

Total rent expense, net of sub-rental income which is insignificant, under operating lease arrangements was approximately $11.3 million, $12.4 million and $11.2 million in fiscal years 2010, 2009 and 2008, respectively.
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
On January 21, 2010, JuxtaComm Technologies (JuxtaComm) filed a complaint in the Eastern District of Texas against Progress Software, two of our subsidiaries and 19 other defendants, alleging infringement of JuxtaComm’s US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). In its complaint, JuxtaComm alleges that certain of the products within our Sonic, FuseSource, DataDirect Connect and DataServices

product sets infringe JuxtaComm’s patent. In its complaint, JuxtaComm seeks unspecified monetary damages and permanent injunctive relief.
In May 2010, we filed a response to this complaint in which we denied all claims. The discovery phase of this litigation has commenced. Trial is scheduled for January 3, 2012.
We intend to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action.
Note 12: Business Segments and International Operations
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
For fiscal 2010, we have reorganized our internal reporting into three business units, each of which meet the criteria for segment reporting: (1) Application Development Platforms, which includes the OpenEdge, Orbix and ObjectStore product sets; (2) Enterprise Business Solutions, which includes the Apama, Sonic, Actional, Savvion and FuseSource product sets; and (3) Enterprise Data Solutions, which includes the DataDirect Connect, DataDirect Shadow and DataServices product sets. Segment data for 2009 has been reclassified to the current year presentation. Our product lines are synonymous with our reportable segments or business units.
We do not manage our assets or capital expenditures by segment or assign other income and income taxes to segments. We manage and report such items on a consolidated company basis.
The following table provides revenue and income from operations from our reportable segments:

(In thousands)
Year Ended November 30,	2010	2009	2008

Revenue:
Application Development Platform segment	$333,197	$328,550	$354,371
Enterprise Business Solutions segment	122,097	85,139	74,589
Enterprise Data Solutions segment	75,038	83,119	89,296
Reconciling items	(1,212)	(2,671)	(2,696)

Total	$529,120	$494,137	$515,560

Income (loss) from operations:
Application Development Platform segment	$209,642	$170,851	*
Enterprise Business Solutions segment	(40,111)	(55,085)	*
Enterprise Data Solutions segment	(12,912)	(6,410)	*
Reconciling items	(88,949)	(58,224)	*

Total	$67,670	$51,132	*

*	We did not include income from operations for fiscal 2008 as it is not practical to restate the data into the current structure.
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

Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from external customers by revenue type is as follows:

(In thousands)
Year Ended November 30,	2010	2009	2008

Software licenses	$192,568	$175,566	$192,217
Maintenance	286,207	279,138	272,532
Professional services	50,345	39,433	50,811

Total	$529,120	$494,137	$515,560

In the following table, revenue attributed to North America includes sales to customers in the United States and Canada and licensing to certain multinational organizations, substantially all of which is invoiced from the United States. Revenue from Europe, Middle East and Africa (EMEA), Latin America and Asia Pacific includes shipments to customers in each region, not including certain multinational organizations, plus export shipments into each region that are billed from the United States. Information relating to revenue from external customers from different geographical areas is as follows:

(In thousands)
Year Ended November 30,	2010	2009	2008

North America	$244,648	$221,173	$216,574
EMEA	204,380	208,002	234,037
Latin America	39,948	33,884	32,902
Asia Pacific	40,144	31,078	32,047

Total	$529,120	$494,137	$515,560

Revenue from the United Kingdom totaled $56.0 million, $57.9 million and $68.8 million for fiscal years 2010, 2009 and 2008, respectively. No other country outside of the United States accounted for more than 10% of our consolidated total revenue in any year presented. Long-lived assets totaled $54.7 million, $55.3 million and $60.4 million in the United States and $7.8 million, $9.7 million and $8.6 million outside of the United States at the end of fiscal years 2010, 2009 and 2008, respectively. No individual country outside of the United States accounted for more than 10% of our consolidated long-lived assets. Long-lived assets exclude goodwill and intangible assets, which are not allocated to specific geographies as it is impracticable to do so.
Note 13: Business Combinations
On January 8, 2010, we acquired all of the equity interests in Savvion, Inc., a privately-held company, through a merger of Savvion with a wholly-owned subsidiary for an aggregate purchase price of $49.2 million. Savvion is a provider of business process management software. The purpose of the acquisition was to expand the product offerings within the Enterprise Business Solutions business unit. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Savvion are included in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.
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

The final allocation of the purchase price is as follows:

(In thousands)
	Total	Life (in years)

Accounts receivable (1)	$5,120
Deferred tax assets	2,927
Other assets	854
Acquired intangible assets	28,000	7 to 9 years
Goodwill	19,705
Accounts payable and other liabilities	(4,413)
Liabilities assumed, net of other assets	(3,007)

Net cash paid	$49,186

(1)	Accounts receivable have been recorded at their estimated fair value, which consists of the gross accounts receivable assumed of $5.4 million, reduced by a fair value reserve of $0.3 million representing the portion of contractually owed accounts receivable which we do not expect to be collected.
We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the synergy created as a result of this acquisition, due to future product and solution offerings, has principally contributed to a purchase price that resulted in the recognition of approximately $20 million of goodwill, which is not deductible for tax purposes.
We have not included pro forma financial information for Savvion as the historical operations were not significant to our consolidated financial statements.
Fiscal 2008 Transactions:
•	On February 5, 2008, we acquired, through a wholly-owned subsidiary, the stock of Xcalia SA (Xcalia) for a cash payment of $4.9 million, net of cash acquired. Xcalia is a leader in providing data access and integration for service oriented architectures. The purpose of the acquisition was to expand the product offerings within the Enterprise Data Solutions product line. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Xcalia in our operating results from February 5, 2008, the date of acquisition. In addition, we paid direct transaction costs related to this acquisition of $0.9 million. We paid the purchase price in cash from available funds.

•	On June 13, 2008, we acquired substantially all of the assets and assumed certain liabilities of Mindreef, Inc. (Mindreef) for a cash payment of $6.0 million, net of cash acquired. Mindreef develops and sells quality assurance and validation solutions for SOA deployments. The purpose of the acquisition was to expand the capabilities of our Actional product set. We accounted for the acquisition as a purchase, and accordingly, we included the results of operations of Mindreef in our operating results from June 13, 2008, the date of acquisition. In addition, we paid direct transaction costs related to this acquisition of $0.2 million. We paid the purchase price in cash from available funds.

•	On September 12, 2008, we completed the acquisition of IONA Technologies PLC (IONA) for $4.05 per share in cash, representing a cash payment of approximately $125.1 million, net of cash acquired. IONA is a provider of SOA infrastructure products and services. The purpose of the acquisition was to broaden our Application Development Platforms and Enterprise Infrastructure product lines. We accounted for the acquisition as a purchase and accordingly, we included the results of operations of IONA in our operating results from September 12, 2008, the date of acquisition. In addition, we paid direct transaction costs related to this acquisition of $3.2 million. We paid the purchase price in cash from available funds.

The final allocation of the purchase prices, on an aggregate basis, was as follows:

(In thousands)
Total

Cash and short-term investments	$28,562
Accounts receivable	5,625
Property and equipment	1,776
Investments in auction rate securities	17,000
Deferred tax assets	4,945
Other assets	3,437
Acquired intangible assets (assigned lives of 1 to 8 years)	77,120
Goodwill (tax deductible)	2,051
Goodwill (not deductible for tax purposes)	67,789
Accounts payable and other liabilities	(32,366)
Deferred revenue	(9,120)

Total	166,819
Less: cash acquired	(26,536)

Net cash paid	$140,283

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

(In thousands, except per share data, unaudited)
Year Ended November 30,	2008

Pro forma revenue	$567,546
Pro forma net income	27,385
Pro forma diluted earnings per share	0.43

We have not included financial information for Xcalia and Mindreef in the pro forma results as the historical operations were not significant to our consolidated financial statements either individually or in the aggregate.
Note 14: Restructuring Charges
Q3 2010 Restructuring Plan
During the third quarter of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes. The restructuring was undertaken to better position the company for long-term growth, improved profitability, greater competitiveness and improved efficiency across our global business. These initiatives include the refinement of our product portfolio towards core and high-growth opportunities, the global consolidation and redeployment of a portion of our product development and administrative personnel, assets and processes to other global locations that offer greater efficiencies to the business and the continued consolidation of offices around the world. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 7 percent primarily within the development, sales and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The activities related to this restructuring also continued into the fourth quarter and are expected to continue through fiscal 2011. The total costs in the second half of fiscal 2010 associated with the restructuring aggregated to $14.0 million. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The restructuring charge included $0.2 million of noncash stock-based compensation. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.
These strategic initiatives also involve the increased investment and expansion of development and administration operations in India, where we have run a successful development organization for several years. Over the next twelve months, we expect to increase the size of our development organization in Hyderabad, India, from about a third of our development resources to about half, in order to maximize resources and manage our development costs as we increase overall R&D headcount and bandwidth in our key product areas. Therefore, we expect to move and add additional product group functions as well as certain administrative functions to India. This expansion in India will result in the reduction of our development and administration operations headcount in other geographies in which we operate. In addition, we intend to continue the consolidation of some of our offices around the world.
Through these initiatives, we expect to incur aggregate future pre-tax restructuring charges and pre-tax non-recurring transition expenses of approximately $5 million to $8 million over the next twelve months, primarily comprising costs for severance, transition costs and consolidation of facilities. The transition expenses are necessary to ramp up the new, more efficient capabilities ahead of switching over from the existing cost structure. We will report these restructuring charges and transition expenses in our financial results as they are incurred during the phase-in period.
Q1 2010 Restructuring Plan
During the first quarter of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and recent acquisitions. The restructuring was undertaken to enhance and re-focus our product strategy, to improve the way we take our products to market by becoming more customer and solutions driven, and to increase our market awareness. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 13 percent primarily within the sales, development, marketing and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The total costs associated with the restructuring aggregated to $26.0 million. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The restructuring charge included $0.3 million of noncash stock-based compensation. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.
Q4 2008 and Q1 2009 Restructuring Plans
During the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and recent acquisitions. The total costs associated with these restructurings aggregated to $11.8 million. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of income. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.
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

A summary of activity for all restructuring actions is as follows:

(In thousands)
	Excess Facilities	Employee Severance
	and Other Costs	and Related Benefits	Total

Balance, December 1, 2007	$336	$—	$336
Establishment of reserve related to IONA acquisition	7,617	3,172	10,789
Establishment of reserve related to Q4 2008 restructuring	676	6,239	6,915
Cash disbursements	(560)	(2,735)	(3,295)

Balance, November 30, 2008	8,069	6,676	14,745
Establishment of reserve related to Q1 2009 restructuring	394	5,280	5,674
Adjustments to initial reserves	(72)	(186)	(258)
Cash disbursements	(2,906)	(11,950)	(14,856)
Translation adjustments and other	706	432	1,138

Balance, November 30, 2009	6,191	252	6,443
Establishment of reserve related to Q1 2010 restructuring	5,288	20,157	25,445
Establishment of reserve related to Q3 2010 restructuring	2,452	8,573	11,025
Additional reserves related to Q3 2010 restructuring and adjustments to initial reserves	(37)	3,007	2,970
Cash disbursements	(4,947)	(27,597)	(32,544)
Translation adjustments and other	(320)	(376)	(696)

Balance, November 30, 2010	$8,627	$4,016	$12,643

The amounts included under cash disbursements for excess facilities costs are net of proceeds received from sublease agreements. The balance of the employee severance and related benefits is expected to be paid over a period of time ending in fiscal 2011. The balance of the excess facilities and related costs is expected to be paid over a period of time ending in fiscal 2013.
For all restructuring reserves described above the short-term portion of $8.8 million is included in other accrued liabilities and the long-term portion of $3.8 million is included in other non-current liabilities on the balance sheet at November 30, 2010.
Note 15: Selected Quarterly Financial Data (unaudited)

(In thousands, except per share data)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010:
Revenue	$127,547	$127,656	$128,737	$145,180
Gross profit	103,546	102,425	104,028	119,799
Income(loss) from operations	(4,379)	22,745	16,469	32,835
Net income	(1,006)	19,058	9,244	21,275
Diluted earnings per share	(0.01)	0.29	0.14	0.31
Basic earnings per share	(0.01)	0.30	0.14	0.33
2009:
Revenue	$120,860	$117,047	$119,433	$136,797
Gross profit	96,482	94,454	96,907	113,092
Income(loss) from operations	4,719	11,541	9,092	25,780
Net income	3,652	6,906	5,521	16,676
Diluted earnings per share	0.06	0.11	0.09	0.27
Basic earnings per share	0.06	0.11	0.09	0.27

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
Our management, including the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
The management of Progress Software Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of November 30, 2010, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of November 30, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(d) Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, MA
We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the “Company”) as of November 30, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended November 30, 2010 and our report dated January 31, 2011 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
January 31, 2011

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 with respect to our directors and executive officers, including the qualifications of the members of the Audit Committee of our Board of Directors, may be found in the sections captioned, “Proposal 1—Election of Directors,” “Committees of the Board,” “Certain Relationships” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2011, which will be filed with the Securities and Exchange Commission (SEC) not later than 120 days after November 30, 2010. This information is incorporated herein by reference
The following information is provided with respect to the members of our Board of Directors.
Barry N. Bycoff
Executive Chairman
Progress Software Corporation
Ram Gupta
Former President and Chief Executive Officer
CAST Iron Systems, Inc.
Charles F. Kane
Strategic Advisor
One Laptop Per Child
David A. Krall
President and Chief Operating Officer
Roku, Inc.
Michael L. Mark
Lead Independent Director
Progress Software Corporation
Richard D. Reidy
President and Chief Executive Officer
Progress Software Corporation
Code of Conduct
We have adopted a Code of Conduct that applies to all employees and directors. A copy of the Code of Conduct is publicly available on our website at www.progress.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including any implicit waiver, from the Code of Conduct to our executive officers or directors, we will disclose the nature of such amendment or waiver in a current report on Form 8-K.
Item 11. Executive Compensation
The information required by this Item 11 with respect to director and executive compensation may be found under the headings captioned “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2011, which will be filed with the SEC not later than 120 days after November 30, 2010. This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item 12 with respect to security ownership and our equity compensation plans may be found under the headings captioned “Information About Progress Software Common Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2011, which will be filed with the SEC not later than 120 days after November 30, 2010. This information is incorporated herein by reference.
Information related to securities authorized for issuance under equity compensation plans as of November 30, 2010 is as follows:

(In thousands, except per share data)
	Number of		Weighted-average	Number of
	Securities to be		Exercise	Securities
	Issued Upon		Price of	Remaining
	Exercise of		Outstanding	Available
	Outstanding		Options,	For
	Options, Warrants		Warrants	Future
Plan Category	and Rights		and Rights	Issuance

Equity compensation plans approved by shareholders (1)	8,000	(2)	$17.61	8,090	(3)
Equity compensation plans not approved by shareholders (4)	1,876		17.21	1,271

Total	9,876		$17.54	9,361

(1)	Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, 2008 Stock Option and Incentive Plan and 1991 Employee Stock Purchase Plan (ESPP).

(2)	Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)	Includes 881,000 shares available for future issuance under the ESPP.

(4)	Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.
We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of NASDAQ. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer or director would be eligible to receive an award under the 2004 Plan only as an inducement to join us. Awards under the 2002 Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 11,250,000 shares are issuable under the two plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 may be found under the headings “Independence,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2011, which will be filed with the SEC not later than 120 days after November 30, 2010. This information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 may be found under the heading “Information About Our Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2011, which will be filed with the SEC not later than 120 days after November 30, 2010. This information is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents Filed as Part of this Annual Report on Form 10-K
1.	Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

–	Report of Independent Registered Public Accounting Firm

–	Consolidated Balance Sheets as of November 30, 2010 and 2009

–	Consolidated Statements of Income for the years ending November 30, 2010, 2009 and 2008

–	Consolidated Statements of Shareholders’ Equity for the years ending November 30, 2010, 2009 and 2008

–	Consolidated Statements of Cash Flows for the years ending November 30, 2010, 2009 and 2008

–	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
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

2.2	Implementation Agreement, dated as of June 25, 2008, by and among IONA Technologies PLC, SPK Acquisitions Limited and, with respect to Section 7.4 and Section 7.7 only, Progress Software Corporation (1)

3.1	Restated Articles of Organization, as amended (2)

3.2	By-Laws, as amended and restated (3)

4.1	Specimen certificate for the Common Stock (4)

10.1*	1992 Incentive and Nonqualified Stock Option Plan (5)

10.2*	1994 Stock Incentive Plan (6)

10.3*	1997 Stock Incentive Plan, as amended and restated (7)

10.4*	Employee Retention and Motivation Agreement as amended and restated, executed by each of the Executive Officers (other than the Chief Executive Officer) (8)

10.5*	2002 Nonqualified Stock Plan, as amended and restated (9)

10.6*	2004 Inducement Stock Plan, as amended and restated (10)

10.7*	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (11)

10.8*	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated (12)

10.9*	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Incentive Plan (13)

10.10*	Progress Software Corporation Corporate Executive Bonus Plan (14)

10.11*	Progress Software Corporation 2010 Fiscal Year Non-Employee Directors Compensation Program (15)

10.12*	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Incentive Plan (16)

10.13*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Incentive Plan (Initial Grant) (17)

10.14*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Incentive Plan (Annual Grant) (18)

10.15.1*	Employment Letter Agreement, dated May 12, 2009, by and between Progress Software Corporation and Barry N. Bycoff regarding the terms of Mr. Bycoff’s employment as Executive Chairman of the Board of Directors of Progress Software Corporation (19)

10.15.2*	Letter Agreement, dated January 15, 2010, by and between Progress Software Corporation and Barry N. Bycoff regarding the extension of Mr. Bycoff’s employment as Executive Chairman of the Board of Directors of Progress Software Corporation (20)

10.16*	Employment Letter, dated as of May 12, 2009, between Progress Software Corporation and Richard D. Reidy (21)

10.17*	Amended and Restated Employee Retention and Motivation Agreement, dated as of October 13, 2009, by and between Progress Software Corporation and Richard D. Reidy (22)

10.18*	Severance Agreement, dated as of October 13, 2009, between Progress Software Corporation and Richard D. Reidy (23)

10.19*	Separation Agreement, dated as of June 30, 2009, between Progress Software Corporation and Joseph W. Alsop (24)

10.20*	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Incentive Plan (25)

10.21*	Separation Agreement, dated as of March 31, 2010, between Progress Software Corporation and Jeffrey Stamen (26)

10.22*	Employment Letter, dated as of October 15, 2010, by and between Progress Software Corporation and Charles F. Wagner, Jr. (27)

10.23*	Letter Agreement, dated November 12, 2010, by and between Progress Software Corporation and Norman R. Robertson (28)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Richard D. Reidy

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Charles F. Wagner, Jr.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 of Form 8-K filed June 26, 2008.

(2)	Incorporated by reference to Exhibit 3.1 of Form 8-K filed May 1, 2006.

(3)	Incorporated by reference to Exhibit 3.1 of Form 8-K filed September 22, 2008.

(4)	Incorporated by reference to Exhibit 4.1 of Form 8-K filed May 1, 2006.

(5)	Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended November 30, 2009.

(6)	Incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended November 30, 2009.

(7)	Incorporated by reference to Appendix B to our definitive Proxy Statement filed March 27, 2007.

(8)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 6, 2009.

(9)	Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.

(10)	Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.

(11)	Incorporated by reference to Annex B to our definitive Proxy Statement filed March 26, 2010.

(12)	Incorporated by reference to Annex A to our definitive Proxy Statement filed March 26, 2010.

(13)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 28, 2008.

(14)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.

(15)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 30, 2010.

(16)	Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 28, 2008

(17)	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 28, 2008.

(18)	Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 28, 2008.

(19)	Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.

(20)	Incorporated by reference to Exhibit 10.16.2 to our Annual Report on Form 10-K for the year ended November 30, 2009.

(21)	Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.

(22)	Incorporated by reference to Exhibit 10.2 of Form 8-K/A filed on October 19, 2009.

(23)	Incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on October 19, 2009.

(24)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended August 30, 2009.

(25)	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended November 30, 2009

(26)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.

(27)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2010.

(28)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 12, 2010.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of Progress Software participates
(c) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of January, 2011.

PROGRESS SOFTWARE CORPORATION
By:	/s/ RICHARD D. REIDY
Richard D. Reidy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD D. REIDY Richard D. Reidy	President, Chief Executive Officer and Director (Principal Executive Officer)	January 31, 2011

/s/ CHARLES F. WAGNER, JR. Charles F. Wagner, Jr.	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	January 31, 2011

/s/ DAVID H. BENTON, JR. David H. Benton, Jr.	Vice President and Corporate Controller (Principal Accounting Officer)	January 31, 2011

/s/ BARRY N. BYCOFF Barry N. Bycoff	Executive Chairman of the Board	January 31, 2011

/s/ RAM GUPTA Ram Gupta	Director	January 31, 2011

/s/ CHARLES F. KANE Charles F. Kane	Director	January 31, 2011

/s/ DAVID A. KRALL David A. Krall	Director	January 31, 2011

/s/ MICHAEL L. MARK Michael L. Mark	Director	January 31, 2011