Form 10-Q
period 2011-02-28
PROGRESS SOFTWARE CORP /MA
filed 2011-04-11
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended February 28, 2011
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
Yes ☐       No ☑
As of March 31, 2011, there were 67,020,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2011

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited)

(In thousands)
	February 28,	November 30,
	2011	2010

Assets
Current assets:
Cash and equivalents	$312,148	$286,559
Short-term investments	58,691	35,837

Total cash and short-term investments	370,839	322,396
Accounts receivable (less allowances of $5,174 in 2011 and $4,980 in 2010)	104,381	119,273
Other current assets	27,454	27,910
Deferred income taxes	14,479	14,279

Total current assets	517,153	483,858

Property and equipment, net	59,620	58,207
Acquired intangible assets, net	77,053	83,208
Goodwill	238,514	238,343
Deferred income taxes	29,444	29,214
Long-term investments and other	44,048	43,993

Total	$965,832	$936,823

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$396	$388
Accounts payable	7,437	13,176
Accrued compensation and related taxes	26,723	44,920
Income taxes payable	7,216	4,083
Other accrued liabilities	39,182	36,148
Short-term deferred revenue	158,088	138,961

Total current liabilities	239,042	237,676

Long-term debt, less current portion	182	276

Long-term deferred revenue	4,777	2,908

Deferred income taxes	2,431	2,378

Other non-current liabilities	4,752	5,253

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 100,000 shares; issued and outstanding, 66,957 shares in 2011 and 66,528 shares in 2010	362,439	347,604
Retained earnings, including accumulated other comprehensive losses of $(4,771) in 2011 and $(9,138) in 2010	352,209	340,728

Total shareholders’ equity	714,648	688,332

Total	$965,832	$936,823

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)
	Three Months Ended February 28,
	2011	2010

Revenue:
Software licenses	$51,336	$47,117
Maintenance and services	82,901	80,430

Total revenue	134,237	127,547

Costs of revenue:
Cost of software licenses	2,381	1,989
Cost of maintenance and services	17,768	16,914
Amortization of acquired technology intangibles	3,975	5,098

Total costs of revenue	24,124	24,001

Gross profit	110,113	103,546

Operating expenses:
Sales and marketing	44,698	43,206
Product development	20,859	23,387
General and administrative	11,852	12,782
Amortization of other acquired intangibles	2,274	2,364
Restructuring expense	2,114	25,771
Acquisition-related expenses	—	415

Total operating expenses	81,797	107,925

Income (loss) from operations	28,316	(4,379)

Other income (expense):
Interest income and other	588	1,481
Foreign currency gain (loss)	(627)	1,275

Total other income (expense)	(39)	2,756

Income (loss) before provision for income taxes	28,277	(1,623)
Provision for (benefit from) income taxes	7,756	(617)

Net income (loss)	$20,521	$(1,006)

Earnings (loss) per share:
Basic	$0.31	($0.02)
Diluted	$0.29	($0.02)

Weighted average shares outstanding:
Basic	66,986	61,619
Diluted	69,659	61,619

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)
	Three Months Ended February 28,
	2011	2010

Cash flows from operating activities:
Net income	$20,521	$(1,006)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,212	3,079
Amortization of acquired intangible assets	6,249	7,462
Stock-based compensation	4,184	4,557
Deferred income taxes	(187)	(210)
Tax benefit from stock plans	3,361	1,640
Excess tax benefit from stock plans	(2,723)	(740)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	17,667	3,522
Other current assets	506	(723)
Accounts payable and accrued liabilities	(22,861)	6,725
Income taxes payable	3,650	(9,361)
Deferred revenue	17,651	19,303

Net cash provided by operating activities	50,230	34,248

Cash flows from investing activities:
Purchases of investments available for sale	(26,285)	(4,622)
Sales and maturities of investments available for sale	3,430	19,768
Redemptions at par by issuers of auction rate securities	200	2,250
Purchases of property and equipment	(3,352)	(1,502)
Acquisitions	—	(49,086)
Decrease in other non-current assets	65	90

Net cash used for investing activities	(25,942)	(33,102)

Cash flows from financing activities:
Issuance of common stock	18,857	21,117
Excess tax benefit from stock plans	2,723	740
Payment of long-term debt	(86)	(88)
Repurchase of common stock	(24,977)	(10,010)

Net cash provided by (used for) financing activities	(3,483)	11,759

Effect of exchange rate changes on cash	4,784	(9,614)

Net increase in cash and equivalents	25,589	3,291
Cash and equivalents, beginning of period	286,559	175,873

Cash and equivalents, end of period	$312,148	$179,164

See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1: Basis of Presentation
We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.
We have made no significant changes in the application of our significant accounting policies other than required changes that were disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.
We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.
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
Disclosure Requirements Related to Fair Value Measurements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements (as defined in Note 7 below). Certain provisions of this update will be effective for us in fiscal 2012 and we are currently evaluating the impact of the pending adoption of ASU 2010-06 on our consolidated financial statements.

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

(In thousands, except per share data)
	Three Months Ended February 28,
	2011	2010

Net income (loss)	$20,521	$(1,006)

Weighted average shares outstanding	66,986	61,619
Dilutive impact from outstanding stock awards	2,673	—

Diluted weighted average shares outstanding	69,659	61,619

Earnings (loss) per share:
Basic	$0.31	($0.02)
Diluted	$0.29	($0.02)

We excluded stock awards representing approximately 291,000 shares of common stock from the calculation of diluted earnings per share in the first quarter of fiscal 2011 because these awards were anti-dilutive. We excluded all outstanding stock awards from the calculation of diluted earnings per share for the first quarter of fiscal 2010 as the impact would have been anti-dilutive as we were in an overall net loss position.
Note 3: Stock-based Compensation
Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally five years for options, and three years for restricted stock units.
The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations:

(In thousands)
	Three Months Ended February 28,
	2011	2010

Cost of revenue	$223	$263
Sales and marketing	1,290	1,578
Product development	1,269	1,107
General and administrative	1,402	1,283
Restructuring	—	326

Total	$4,184	$4,557

Note 4: Income Taxes
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
Our federal and state income tax returns are closed by statute for all years prior to fiscal 2007 and we are no longer subject to audit for those periods. Certain state taxing authorities are currently examining our income tax returns for years through fiscal 2008. Tax authorities for certain non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits, none of which are material to our balance sheet, cash flows or statements of operations. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2005.

The U.S. research and development credit was retroactively reinstated in December 2010. As a result, in the first quarter of fiscal 2011, we recorded a tax benefit of $2.0 million related to qualifying research and development activities from the period of January 2010 through November 2010.
We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.
Note 5: Investments
A summary of our cash, cash equivalents and available-for-sale investments at February 28, 2011 is as follows:

(In thousands)
	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

Cash	$199,265	$—	$—	$199,265
Money market funds	99,408	—	—	99,408
State and municipal bond obligations	43,854	177	(19)	44,012
US government and agency securities	11,500	—	(1)	11,499
Auction rate securities — municipal bonds	27,200	—	(3,382)	23,818
Auction rate securities — student loans	18,800	—	(2,779)	16,021
Corporate bonds	16,669	—	(14)	16,655

Total	$416,696	$177	$(6,195)	$410,678

Such amounts are classified on our balance sheet at February 28, 2011 as follows:

(In thousands)
	Cash and	Short-term	Long-term
Security Type	Equivalents	Investments	Investments

Cash	$199,265	$—	$—
Money market funds	99,408	—	—
State and municipal bond obligations	5,975	38,037	—
US government and agency securities	2,500	8,999	—
Auction rate securities — municipal bonds	—	—	23,818
Auction rate securities — student loans	—	—	16,021
Corporate bonds	5,000	11,655	—

Total	$312,148	$58,691	$39,839

For each of the auction rate securities (ARS), we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $39.8 million, and the temporary impairment charge recorded at February 28, 2011 in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $6.2 million.
We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the balance sheet at February 28, 2011. However, based on our cash and short-term investments balance of $370.8 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2010 is as follows:

(In thousands)
	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

Cash	$154,718	$—	$—	$154,718
Money market funds	122,415	—	—	122,415
State and municipal bond obligations	25,484	207	(10)	25,681
US government and agency securities	10,000	—	—	10,000
Auction rate securities — municipal bonds	27,200	—	(3,560)	23,640
Auction rate securities — student loans	19,000	—	(2,997)	16,003
Corporate bonds	9,418	—	(21)	9,397
Certificates of deposit	185	—	—	185

Total	$368,420	$207	$(6,588)	$362,039

Such amounts are classified on our balance sheet at November 30, 2010 as follows:

(In thousands)
	Cash and	Short-term	Long-term
Security Type	Equivalents	Investments	Investments

Cash	$154,718	$—	$—
Money market funds	122,415	—	—
State and municipal bond obligations	1,926	23,755	—
US government and agency securities	7,500	2,500	—
Auction rate securities — municipal bonds	—	—	23,640
Auction rate securities — student loans	—	—	16,003
Corporate bonds	—	9,397
Certificates of deposit	—	185	—

Total	$286,559	$35,837	$39,643

(In thousands)
	Feb. 28, 2011	Nov. 30, 2010

Due in one year or less (1)	$99,283	$70,285
Due after one year	12,722	14,621

Total	$112,005	$84,906

(1)	Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 6 to 37 years.
Investments with continuous unrealized losses for less than twelve months and twelve months or greater and their related fair values are as follows at February 28, 2011:

(In thousands)
		Less Than		12 Months
		12 Months		or Greater	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses

State and municipal bond obligations	$19,099	$(19)	$—	$—	$19,099	$(19)
US government and agency securities	2,999	(1)	—	—	2,999	(1)
Auction rate securities — municipal bonds	—	—	23,818	(3,382)	23,818	(3,382)
Auction rate securities — student loans	—	—	16,021	(2,779)	16,021	(2,779)
Corporate bonds	11,655	(14)	—	—	11,655	(14)

Total	$33,753	$(34)	$39,839	$(6,161)	$73,592	$(6,195)

Investments with continuous unrealized losses for less than twelve months and twelve months or greater and their related fair values are as follows at November 30, 2010:

(In thousands)
		Less Than		12 Months
		12 Months		or Greater	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses

State and municipal bond obligations	$6,506	$(10)	$—	$—	$6,506	$(10)
Auction rate securities — municipal bonds	—	—	23,640	(3,560)	23,640	(3,560)
Auction rate securities — student loans	—	—	16,003	(2,997)	16,003	(2,997)
Corporate bonds	9,397	(21)	—	—	9,397	(21)

Total	$15,903	$(31)	$39,643	$(6,557)	$55,546	$(6,588)

The unrealized losses associated with state and municipal obligations and corporate bonds and notes are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of February 28, 2011.
Note 6: Derivative Instruments
We generally use foreign currency option contracts that are not designated as hedging instruments to economically hedge a portion of forecasted international cash flows for up to one year in the future. All foreign currency option contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within one year. In the first quarter of fiscal 2011, mark-to-market losses of $0.5 million on foreign currency option contracts were recorded in other income in the statement of operations. In the first quarter of fiscal 2010, mark-to-market gains of $1.9 million on foreign currency option contracts were recorded in other income in the statement of operations.
We also use forward contracts that are not designated as hedging instruments to economically hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in either other current assets or other current liabilities on the balance sheet at the end of each reporting period and expire within 90 days. In the first quarter of fiscal 2011, losses of $0.5 million from our forward contracts were recognized in other income in the statement of operations. In the first quarter of fiscal 2010, losses of $5.0 million from our forward contracts were recognized in other income in the statement of operations. These losses were substantially offset by unrealized gains on the offsetting positions.
The table below details outstanding foreign currency forward and option contracts at February 28, 2011 where the notional amount is determined using contract exchange rates:

(In thousands)
	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$11,284	$(85)
Foreign currency forward contracts to purchase U.S. dollars	31,531	(15)
Foreign currency option contracts to purchase U.S. dollars	22,775	32

Total	$65,590	$(68)

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

Note 7: Fair Value Measurements
The following table details the fair value measurements within the fair value hierarchy of our financial assets at February 28, 2011:

(In thousands)
		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	February 28,	Using Identical	Observable Inputs	Unobservable
Description	2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Money market funds	$99,408	$99,408	$—	$—
State and municipal bond obligations	44,012	—	44,012	—
US government and agency securities	11,499	—	11,499	—
Auction rate securities — municipal bonds	23,818	—	—	23,818
Auction rate securities — student loans	16,021	—	—	16,021
Corporate bonds	16,655	—	16,655	—
Foreign exchange derivatives	(68)	—	(68)	—

Total	$211,345	$99,408	$72,098	$39,839

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2010:

(In thousands)
		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Nov. 30,	Using Identical	Observable Inputs	Unobservable
Description	2010	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Money market funds	$122,415	$122,415	$—	$—
State and municipal bond obligations	25,681	—	25,681	—
US government and agency securities	10,000	—	10,000	—
Auction rate securities — municipal bonds	23,640	—	—	23,640
Auction rate securities — student loans	16,003	—	—	16,003
Corporate bonds	9,397	—	9,397	—
Certificates of deposit	185	—	185	—
Foreign exchange derivatives	867	—	867	—

Total	$208,188	$122,415	$46,130	$39,643

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

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for each period presented:

(In thousands)
	Three Months Ended February 28,
	2011	2010

Balance, beginning of period	$39,643	$58,454
Redemptions and repurchases at par	(200)	(2,250)
Unrealized gain (loss) included in accumulated other comprehensive income	396	(299)
Unrealized gain on ARS trading securities included in other income	—	66
Unrealized loss on put option related to ARS rights offering included in other income	—	(66)

Balance, end of period	$39,839	$55,905

Note 8: Comprehensive Income
The components of comprehensive income include, in addition to net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis:

(In thousands)
	Three Months Ended February 28,
	2011	2010

Net income (loss), as reported	$20,521	$(1,006)
Foreign currency translation adjustments	3,964	(4,665)
Unrealized gain (loss) on investments	403	(30)

Total comprehensive income (loss)	$24,888	$(5,701)

Note 9: Common Stock Repurchases
We purchased approximately 847,000 shares and 527,000 shares of our common stock for $25.0 million and $10.0 million in the first three months of fiscal 2011 and fiscal 2010, respectively. The Board of Directors has authorized, for the period from October 1, 2010 through September 30, 2011, the purchase of up to $100 million of our common stock, at such times that management deems such purchases to be an effective use of cash. The remaining balance under this authorization was approximately $75 million at February 28, 2011.
Note 10: Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Goodwill in certain foreign jurisdictions changes each period due to changes in foreign currency exchange rates. During the first quarter of fiscal 2011, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2010. For purposes of the annual impairment test, we assigned goodwill of $61.1 million to the Application Development Platforms operating segment, $76.9 million to the Enterprise Business Solutions operating segment and $100.5 million to the Enterprise Data Solutions operating segment. All of our operating segments had an estimated fair value that was substantially in excess of the carrying value and none was at potential risk of failing step-one of our goodwill impairment analysis. See Note 11 for a description of each operating segment.
Note 11: Segment Information
Operating segments, as defined under generally accepted accounting principles (GAAP), are components of an enterprise about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. We internally report results to our chief operating decision maker on both a business unit basis and a functional basis. Our business units represent our segments for financial reporting purposes.
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
We have three business units, each of which meet the criteria for segment reporting: (1) Application Development Platforms, which includes the OpenEdge, Orbix and ObjectStore product sets; (2) Enterprise Business Solutions, which includes the Apama, Sonic, Actional, Savvion and Fuse product sets; and (3) Enterprise Data Solutions, which includes the DataDirect Connect, DataDirect Shadow and DataServices product sets.
We do not manage our assets or capital expenditures by segment or assign other income and income taxes to segments. We manage and report such items on a consolidated company basis.
The following table provides revenue and income (losses) from operations for our reportable segments on an interim basis:

(In thousands)
	Three months ended February 28,
	2011	2010

Revenue:
Application Development Platform segment	$79,077	$81,856
Enterprise Business Solutions segment	37,172	27,692
Enterprise Data Solutions segment	18,033	18,453
Reconciling items	(45)	(454)

Total	$134,237	$127,547

Income (loss) from operations:
Application Development Platform segment	$46,656	$48,626
Enterprise Business Solutions segment	(6,835)	(11,026)
Enterprise Data Solutions segment	1,512	(4,846)
Reconciling items	(13,017)	(37,133)

Total	$28,316	$(4,379)

The reconciling items within revenue represent purchase accounting adjustments for deferred revenue related to acquisitions. The reconciling items within income from operations represent amortization of acquired intangibles, stock-based compensation, restructuring and acquisition-related expenses, purchase accounting adjustments for deferred revenue and certain unallocated administrative expenses. Reconciling items are excluded from segment measurements, as such amounts are not deducted from internal measurements of segment revenue or operating income.
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

(In thousands)
	Three months ended February 28,
	2011	2010

North America	$64,478	$57,820
EMEA	51,415	52,280
Latin America	9,159	9,778
Asia Pacific	9,185	7,669

Total	$134,237	$127,547

Note 12: Contingencies
We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial position or results of operations.
On January 21, 2010, JuxtaComm Technologies (JuxtaComm) filed a complaint in the Eastern District of Texas against Progress Software, two of our subsidiaries and 19 other defendants, alleging infringement of JuxtaComm’s US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). In its complaint, JuxtaComm alleges that certain of the products within our Sonic, Fuse, DataDirect Connect and DataServices product sets infringe JuxtaComm’s patent. In its complaint, JuxtaComm seeks unspecified monetary damages and permanent injunctive relief.
In May 2010, we filed a response to this complaint in which we denied all claims. The discovery phase of this litigation has commenced. Trial is scheduled for January 3, 2012.
We intend to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm’s claims, litigation is inherently unpredictable and we cannot make an estimate of the range of potential loss. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action.
Note 13: Restructuring Charges
During fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes. Restructurings were undertaken in the first and third quarters of 2010 to better position the company for long-term growth, improved profitability, greater competitiveness and improved efficiency across our global business. Actions taken during these restructurings included the refinement of our product portfolio towards core and high-growth opportunities and the global consolidation and redeployment of a portion of our product development and administrative personnel, assets and processes to other global locations that offer greater efficiencies to the business and the continued consolidation of offices around the world. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce primarily within the development, sales and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. Certain activities related to the second fiscal 2010 restructuring continued into the first three months of fiscal 2011 and are expected to continue through fiscal 2011. The total costs of the fiscal 2010 restructurings primarily relate to employee severance and facilities related expenses, and are recorded to the restructuring expense line item within our consolidated statements of operations. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.
As part of the restructuring plan, we also increased our investment and expansion of development and administration operations in India, where we have run a successful development organization for several years. Over the remaining nine months of fiscal 2011, we expect to increase the size of our product development organization in Hyderabad, India, from about a third of our development resources to about half, in order manage our development costs as we increase overall product development headcount and capacity in our key product areas. Therefore, we expect to move and add additional product group functions as well as certain administrative functions to India. This expansion in India will result in the reduction of our development and administration operations headcount in other geographies in which we operate.
Through these initiatives, we expect to incur aggregate future pre-tax restructuring charges and pre-tax non-recurring transition expenses of approximately $3 million to $6 million over the remaining nine months of fiscal 2011, primarily comprising costs for severance, transition costs and consolidation of facilities. The transition expenses are necessary to ramp up the new, more efficient capabilities ahead of switching over from the existing cost structure. We will report these restructuring charges and transition expenses in our financial results as they are incurred during the phase-in period.

A summary of activity for all restructuring actions is as follows:

(In thousands)
	Excess Facilities	Employee Severance
	and Other Costs	and Related Benefits	Total

Balance, December 1, 2010	8,627	4,016	12,643
Additional reserves related to Q3 2010 restructuring and adjustments to initial reserves	1,280	834	2,114
Cash disbursements	(1,448)	(2,690)	(4,138)
Translation adjustments and other	51	15	66

Balance, February 28, 2011	$8,510	$2,175	$10,685

The amounts included under cash disbursements for excess facilities costs are net of proceeds received from sublease agreements. The balance of the employee severance and related benefits is expected to be paid over a period of time ending in fiscal 2011. The balance of the excess facilities and related costs is expected to be paid over a period of time ending in fiscal 2013.
For all restructuring reserves described above the short-term portion of $7.3 million is included in other accrued liabilities and the long-term portion of $3.4 million is included in other non-current liabilities on the balance sheet at February 28, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: the receipt and shipment of new orders; the timely release and market acceptance of new products and /or enhancements to our existing products; the growth rates of certain market segments; the positioning of our products in those market segments; the customer demand and acceptance of our new product initiative, the Progress RPM suite; variations in the demand for professional services and technical support; pricing pressures and the competitive environment in the software industry; the continued uncertainty in the U.S. and international economies, which could result in fewer sales of our products and may otherwise harm our business; business and consumer use of the Internet; our ability to complete and integrate acquisitions; our ability to realize the expected benefits and anticipated synergies from acquired businesses; our ability to penetrate international markets and manage our international operations; and those factors discussed in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.
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
Our segment reporting consists of three business units: Application Development Platforms, Enterprise Business Solutions and Enterprise Data Solutions. Our product lines comply with open standards, deliver high levels of performance and scalability and provide a low total cost of ownership. Our products are generally sold under perpetual licenses, but certain product lines and business activities also utilize a term or subscription licensing model. A complete discussion of our business units is included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2010.
During fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes. Restructurings were undertaken in the first and third quarter of fiscal 2010 to better position the company for long-term growth, improved profitability, greater competitiveness and improved efficiency across our global business. Actions taken during these restructurings included the refinement of our product portfolio towards core and high-growth opportunities and the global consolidation and redeployment of a portion of our product development and administrative personnel, assets and processes to other global locations that offer greater efficiencies to the business and the continued consolidation of offices around the world. We also increased our investment and expansion of development and administration operations in India, where we have run a successful development organization for several years. We expect to increase the size of our product development organization in Hyderabad, India, from about a third of our development resources to about half, in order to manage our development costs as we increase overall product development headcount and capacity in our key product areas. Therefore, over the next nine months, we expect to move and add additional product group functions as well as certain administrative functions to India. This expansion in India will result in the reduction of our development and administration operations headcount in all other geographies in which we operate.
Through these initiatives, we expect to incur aggregate future pre-tax restructuring charges and pre-tax non-recurring transition expenses of approximately $3 million to $6 million over the remaining nine months of fiscal 2011, primarily comprising costs for severance, transition costs and consolidation of facilities. The transition expenses are necessary to ramp up the new, more efficient capabilities ahead of switching over from the existing cost structure.

Another factor impacting our results is that we derive a significant portion of our revenue from international operations. These operations are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar significantly impact our results of operations. In the first six months of fiscal 2010, the year-over-year decline in the value of the U.S. dollar against most major currencies positively affected the translation of our results into U.S. dollars. In the last six months of fiscal 2010 and in the first three months of fiscal 2011, the year-over-year increase in the value of the U.S. dollar against most major currencies negatively affected the translation of our results into U.S. dollars.
We see the most significant risks for fiscal 2011 continuing to be the macroeconomic climate (including the recent events in Japan), which could cause our customers to delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us.
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
During the first three months of fiscal 2011, there were no significant changes in our critical accounting policies and estimates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2010 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

			Period to Period
	Percentage of Total Revenue		Change
			2011
	Three Months Ended		Compared
	Feb. 28, 2011	Feb. 28, 2010	to 2010

Revenue:
Software licenses	38%	37%	9%
Maintenance and services	62	63	3

Total revenue	100	100	5

Costs of revenue:
Cost of software licenses	2	2	20
Cost of maintenance and services	13	13	5
Amortization of acquired intangibles for purchased technology	3	4	(22)

Total costs of revenue	18	19	1

Gross profit	82	81	6

Operating expenses:
Sales and marketing	33	34	3
Product development	16	18	(11)
General and administrative	9	10	(7)
Amortization of other acquired intangibles	2	2	(4)
Restructuring expenses	1	20	(92)
Acquisition-related expenses	0	0	(100)

Total operating expenses	61	84	(24)

Income (loss) from operations	21	(3)	*
Other (expense) income, net	0	2	*

Income (loss) before provision for income taxes	21	(1)	*
Provision for (benefit from) income taxes	6	0	*

Net income (loss)	15%	(1)%	*

*	not meaningful
Revenue. Our total revenue increased 5% from $127.5 million in the first quarter of fiscal 2010 to $134.2 million in the first quarter of fiscal 2011. Total revenue would have increased by 6% if exchange rates had been constant in the first quarter of fiscal 2011 as compared to exchange rates in effect in the first quarter of fiscal 2010. On a segment basis, revenue from our Application Development Platforms product line decreased 3% from $81.9 million in the first quarter of fiscal 2010 to $79.1 million in the first quarter of fiscal 2011. Revenue from our Enterprise Business Solutions product line increased 34% from $27.7 million in the first quarter of fiscal 2010 to $37.2 million in the first quarter of fiscal 2011. Revenue from our Enterprise Data Solutions product line decreased 2% from $18.5 million in the first quarter of fiscal 2010 to $18.0 million in the first quarter of fiscal 2011.
Software license revenue increased 9% from $47.1 million in the first quarter of fiscal 2010 to $51.3 million in the first quarter of fiscal 2011. Software license revenue would have increased by 10% if exchange rates had been constant in the first quarter of fiscal 2011 as compared to exchange rates in effect in the first quarter of fiscal 2010. The increase in software license revenue in fiscal 2011 was primarily due to strong performance from our indirect channels. Software license revenue from indirect channels increased by 18% in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. Software license revenue from direct end users increased by 1% in the first quarter of fiscal 2011 as compare to the first quarter of fiscal 2010.
Maintenance and services revenue increased 3% from $80.4 million in the first quarter of fiscal 2010 to $82.9 million in the first quarter of fiscal 2011. Maintenance revenue increased 1% and professional services revenue increased 18% in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. Maintenance and services revenue would have increased by 4% if exchange rates had been constant in the first quarter of fiscal 2011 as compared to exchange rates in effect in the first quarter of fiscal 2010. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of growth in our professional services revenue primarily from our Enterprise Business Solutions product line and a slight increase in our installed customer base of maintenance renewals.
Total revenue generated in North America increased 12% from $57.8 million in the first quarter of fiscal 2010 to $64.5 million in the first quarter of fiscal 2011 and represented 45% of total revenue in the first quarter of fiscal 2010 compared to 48% in the first quarter of fiscal 2011. Total revenue generated in markets outside of North America increased slightly from $69.7 million in the first quarter of fiscal 2010 to $69.8 million in the first quarter of fiscal 2011 and represented 55% of total revenue in the first quarter of fiscal 2010 compared to 52% in the first quarter of fiscal 2011. Total revenue generated in markets outside of North America would have represented 52% of total revenue if exchange rates had been constant in the first quarter of fiscal 2011 as compared to the exchange rates in effect in the first quarter of fiscal 2010. Revenue from two of the three major regions outside of North America, consisting of EMEA and Latin America decreased in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, partially offset by an increase in revenue from Asia Pacific.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses increased 20% from $2.0 million in the first quarter of fiscal 2010 to $2.4 million in the first quarter of 2011, and increased as a percentage of software license revenue from 4% to 5%. The increase for the first quarter was primarily due to higher royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services increased 5% from $16.9 million in the first quarter of fiscal 2010 to $17.8 million in the first quarter of fiscal 2011, and remained the same as a percentage of maintenance and services revenue at 21%. Cost of maintenance and services increased in the first three months of fiscal 2011 as compared to the first three months of fiscal 2010 due to higher professional services costs associated with higher professional services revenue.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology decreased 22% from $5.1 million in the first quarter of fiscal 2010 to $4.0 million in the first quarter of fiscal 2011. The decrease was due to the completion of amortization of intangible assets acquired as part of acquisitions in prior years.
Gross Profit. Our gross profit increased 6% from $103.5 million in the first quarter of fiscal 2010 to $110.1 million in the first quarter of fiscal 2011. Our gross profit as a percentage of total revenue increased from 81% in the first three months of fiscal 2010 to 82% in the first three months of fiscal 2011. The increase in our gross profit percentage was due to the increase in total revenue and lower amortization expense of acquired intangibles for purchased technology as described above.
Sales and Marketing. Sales and marketing expenses increased 3% from $43.2 million in the first quarter of fiscal 2010 to $44.7 million in the first quarter of fiscal 2011, but decreased as a percentage of total revenue from 34% to 33%. The increase in sales and marketing expenses was primarily due to higher marketing program expense, outside services related to outsourced sales activities and higher recruiting costs for sales personnel, partially offset by lower headcount related expenses as a result of the restructuring activities that occurred in fiscal 2010.
Product Development. Product development expenses decreased 11% from $23.4 million in the first quarter of fiscal 2010 to $20.9 million in the first quarter of fiscal 2011, and decreased as a percentage of revenue from 18% to 16%. The decrease was primarily due to headcount-related savings from the restructuring activities that occurred in fiscal 2010.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased 7% from $12.8 million in the first quarter of fiscal 2010 to $11.9 million in the first quarter of fiscal 2011, and decreased as a percentage of revenue from 10% to 9%. The decrease was primarily due to headcount-related savings from the restructuring activities that occurred in fiscal 2010.
Restructuring Expenses. Restructuring expenses decreased from $25.8 million in the first quarter of fiscal 2010 to $2.1 million in the first quarter of fiscal 2011. Restructuring expenses in the first quarter of fiscal 2010 included employee severance, excess facilities costs for unused space and termination costs of automobile leases for terminated employees in connection with the large work-force reduction in fiscal 2010. Restructuring expenses in the first quarter of fiscal 2011 included ongoing costs related to decisions from the Q3 2010 restructuring activities.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles decreased 4% from $2.4 million in the first quarter of fiscal 2010 to $2.3 million in the first quarter of fiscal 2011. The decrease was due to the completion of amortization of intangible assets acquired as part of acquisitions in prior years.
Acquisition-related Expenses. Acquisition-related expenses in the first three months of fiscal 2010 primarily relate to the transaction costs, primarily professional services fees, associated with the acquisition of Savvion.
Income (loss) From Operations. Income from operations increased from a loss of $4.4 million in the first quarter of fiscal 2010 to a profit of $28.3 million in the first quarter of fiscal 2011. The increase in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010 was primarily the result of the restructuring charge that occurred in the first quarter of 2010, revenue growth and operating efficiencies from the restructurings.
On a segment basis, operating income from our Application Development Platforms business unit decreased 4% from $48.6 million in the first quarter of fiscal 2010 to $46.7 million in the first quarter of fiscal 2011. The operating loss from our Enterprise Business Solutions business unit decreased 38% from $(11.0) million in the first quarter of fiscal 2010 to $(6.8) million in the first quarter of fiscal 2011 due to strong revenue growth. The operating loss from our Enterprise Data Solutions business unit of $(4.8) million in the first quarter of fiscal 2010 moved to an operating profit of $1.5 million in the first quarter of fiscal 2011 due to operating efficiencies from the restructurings. See further discussion of segment reporting in Note 11 of the condensed consolidated financial statements included in this report.
Other Income (Expense). Other income (expense), primarily consisting of interest income and foreign currency gains and losses, decreased from income of $2.8 million in the first quarter of fiscal 2010 to an expense of less than $0.1 million in the first quarter of fiscal 2011. The decrease was primarily due to the increase in the value of our foreign currency average rate option contracts and an insurance settlement gain related to a pre-acquisition contingency assumed as part of a prior acquisition, both of which occurred in fiscal 2010.
Provision for Income Taxes. Our effective tax rate was 27.4% in the first three months of 2011 as compared to 38.0% in the first three months of fiscal 2010. The decrease was primarily due to the reinstatement of the research and development credit in the United States in the first quarter of fiscal 2011 as well as greater expected tax benefits from the Internal Revenue Code Section 199 production deduction. The research and development credit was retroactively reinstated in December 2010. As a result, in the first quarter of fiscal 2011, we recorded a tax benefit of $2.0 million related to qualifying research and development activities from the period of January 2010 through November 2010.
Liquidity and Capital Resources
Cash and Short-term Investments
At the end of the first quarter of fiscal 2011, our cash and short-term investments totaled $370.8 million. The increase of $48.4 million since the end of fiscal 2010 was primarily due to cash generated from operations and issuances of common stock upon exercise of stock options, partially offset by cash used for share repurchases. There are no limitations on our ability to access our cash and short-term investments.
Auction Rate Securities
In addition to the $370.8 million of cash and short-term investments, we had investments with a fair value of $39.8 million related to auction rate securities (ARS) that are classified as long-term investments. These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 13 to 32 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.
Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At November 30, 2010, our ARS investments classified as long-term investments totaled $46.2 million at par value. During the first three months of fiscal 2011, noncurrent ARS totaling

$0.2 million were redeemed at par by the issuers, resulting in a net reduction of the par value of our ARS investments classified as long-term investments to $46.0 million. These ARS are classified as available-for-sale securities.
For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $39.8 million at February 28, 2011, and we have recorded a temporary impairment charge in accumulated other comprehensive income of $6.2 million to reduce the value of our available-for-sale ARS investments.
We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on our consolidated balance sheet at February 28, 2011. Based on our cash and short-term investments balance of $370.8 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.
Cash Flows from Operations
We generated $50.2 million in cash from operations in the first three months of fiscal 2011 as compared to $34.2 million in the first three months of fiscal 2010. The increase in cash generated from operations in the first three months of fiscal 2011 over the first three months of fiscal 2010 was primarily due to higher profitability.
A summary of our cash flows from operations for the first quarters of fiscal years 2011 and 2010 is as follows:

(In thousands)
	Three Months Ended February 28,
	2011	2010

Net income (loss)	$20,521	$(1,006)
Depreciation, amortization and other noncash charges	12,645	15,098
Tax benefit (deficiency) from stock plans	638	900
Changes in operating assets and liabilities	16,426	19,256

Total	$50,230	$34,248

Accounts receivable decreased by $14.9 million from the end of fiscal 2010. Accounts receivable days sales outstanding, or DSO, increased two days to 70 days at the end of the first quarter of fiscal 2011 as compared to the end of the first quarter of fiscal 2010 and decreased four days from the end of fiscal 2010. We target a DSO range of 60 to 80 days.
Cash Flows from Investing and Financing Activities
We purchased property and equipment totaling $3.4 million in the first three months of fiscal 2011 as compared to $1.5 million in the first three months of fiscal 2010. The purchases consisted primarily of computer equipment and software and building and leasehold improvements.
We purchased approximately 847,000 shares of our common stock for $25.0 million in the first three months of fiscal 2011 as compared to approximately 527,000 shares of our common stock for $10.0 million in the first three months of fiscal 2010.
We received $18.9 million in the first three months of fiscal 2011 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $21.1 million in the first three months of fiscal 2010.
We expect to pursue acquisitions during the remainder of fiscal 2011, although we can make no assurances that we will be able to identify and complete any acquisitions. Our acquisition strategy has been to expand our business and/or add complimentary products and technologies to our existing product sets. To the extent that we complete any future acquisitions, our cash position could be reduced.

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
Revenue Backlog
Our aggregate revenue backlog at February 28, 2011 was approximately $180 million, of which $163 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At February 28, 2011, the remaining amount of backlog of approximately $17 million was composed of multi-year licensing arrangements of approximately $16 million and open software license orders received but not shipped of approximately $1 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
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
Off-Balance Sheet Arrangements
Our only significant off-balance sheet commitments relate to operating lease obligations. Future annual minimum rental lease payments are detailed in Note 11 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010. We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K.

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
Disclosure Requirements Related to Fair Value Measurements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements (as defined in Note 3 below). Certain provisions of this update will be effective for us in fiscal 2012 and we are currently evaluating the impact of the pending adoption of ASU 2010-06 on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the first three months of fiscal 2011, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2010 for a more complete discussion of the market risks we encounter.
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
(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In order to enhance our internal control over financial reporting, we implemented a new consolidation and reporting application in the first quarter of fiscal 2011.

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
On January 21, 2010, JuxtaComm Technologies (JuxtaComm) filed a complaint in the Eastern District of Texas against Progress Software, two of our subsidiaries and 19 other defendants, alleging infringement of JuxtaComm’s US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). In its complaint, JuxtaComm alleges that certain of the products within our Sonic, Fuse, DataDirect Connect and DataServices product sets infringe JuxtaComm’s patent. In its complaint, JuxtaComm seeks unspecified monetary damages and permanent injunctive relief.
In May 2010, we filed a response to this complaint in which we denied all claims. The discovery phase of this litigation has commenced. Trial is scheduled for January 3, 2012.
We intend to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm’s claims, litigation is inherently unpredictable and we cannot make an estimate of the range of potential loss. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action.
Item 1A. Risk Factors
We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010 for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are not applicable.
(c) Stock Repurchases
Information related to our repurchases of our common stock by month in the first quarter of fiscal 2011 is as follows:

(in thousands, except per share data)
			Total Number of	Approximate Dollar Value
			Shares Purchased	Of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased	per Share	or Programs	Programs (1)

December 2010	—	—	—	$100,000
January 2011	512	$28.89	512	85,201
February 2011	335	$30.44	335	75,023

Total	847	$29.50	847	$75,023

(1)	On October 1, 2010, the Board of Directors authorized, for the period from October 1, 2010 through September 30, 2011, the purchase of up to $100 million of our common stock, at such times that management deems such purchases to be an effective use of cash.

Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Richard D. Reidy

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Charles F. Wagner, Jr.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101***	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 28, 2011 and November 30, 2010; (ii) Condensed Consolidated Statements of Operations for the three months ended February 28, 2011 and February 28, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2011 and February 28, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: April 11, 2011	/s/ Richard D. Reidy
Richard D. Reidy
President and Chief Executive Officer (Principal Executive Officer)

Dated: April 11, 2011	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: April 11, 2011	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)