Form 10-Q
period 2011-05-31
PROGRESS SOFTWARE CORP /MA
filed 2011-07-08
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2011, there were 66,856,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE SIX MONTHS ENDED MAY 31, 2011

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited)

(In thousands)
	May 31,	November 30,
	2011	2010

Assets
Current assets:
Cash and equivalents	$310,442	$286,559
Short-term investments	78,536	35,837

Total cash and short-term investments	388,978	322,396
Accounts receivable (less allowances of $5,052 in 2011 and $4,980 in 2010)	91,738	119,273
Other current assets	23,384	27,910
Deferred income taxes	14,657	14,279

Total current assets	518,757	483,858

Property and equipment, net	63,023	58,207
Acquired intangible assets, net	71,254	83,208
Goodwill	238,591	238,343
Deferred income taxes	28,699	29,214
Long-term investments and other	39,905	43,993

Total Assets	$960,229	$936,823

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$404	$388
Accounts payable	7,586	13,176
Accrued compensation and related taxes	29,759	44,920
Income taxes payable	6,472	4,083
Other accrued liabilities	36,987	36,148
Short-term deferred revenue	149,888	138,961

Total current liabilities	231,096	237,676

Long-term debt, less current portion	73	276

Long-term deferred revenue	5,222	2,908

Deferred income taxes	2,480	2,378

Other non-current liabilities	4,435	5,253

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 200,000 shares; issued and outstanding, 66,793 shares in 2011 and 66,528 shares in 2010	366,204	347,604
Retained earnings, including accumulated other comprehensive losses of $(3,143) in 2011 and $(9,138) in 2010	350,719	340,728

Total shareholders’ equity	716,923	688,332

Total liabilities and shareholder’s equity	$960,229	$936,823

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)

(In thousands, except per share data)
	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010

Revenue:
Software licenses	$45,417	$44,228	$96,753	$91,345
Maintenance and services	89,267	83,428	172,168	163,858

Total revenue	134,684	127,656	268,921	255,203

Costs of revenue:
Cost of software licenses	2,321	1,619	4,702	3,608
Cost of maintenance and services	19,906	18,327	37,674	35,241
Amortization of acquired intangibles for purchased technology	3,930	5,285	7,905	10,383

Total costs of revenue	26,157	25,231	50,281	49,232

Gross profit	108,527	102,425	218,640	205,971

Operating expenses:
Sales and marketing	44,312	40,140	89,010	83,346
Product development	20,137	23,153	40,996	46,540
General and administrative	13,742	13,448	25,594	26,230
Amortization of other acquired intangibles	1,982	2,736	4,256	5,100
Restructuring expense	1,144	203	3,258	25,974
Acquisition-related expenses	—	—	—	415

Total operating expenses	81,317	79,680	163,114	187,605

Income from operations	27,210	22,745	55,526	18,366

Other income:
Interest income and other	714	581	1,301	2,062
Foreign currency gain (loss)	(505)	3,338	(1,131)	4,613

Total other income	209	3,919	170	6,675

Income before provision for income taxes	27,419	26,664	55,696	25,041
Provision for income taxes	9,459	7,606	17,215	6,989

Net income	$17,960	$19,058	$38,481	$18,052

Earnings per share:
Basic	$0.27	$0.30	$0.57	$0.29
Diluted	$0.26	$0.29	$0.55	$0.28

Weighted average shares outstanding:
Basic	66,897	63,805	66,942	62,712
Diluted	69,246	66,355	69,453	65,191

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)
	Six Months Ended May 31,
	2011	2010

Cash flows from operating activities:
Net income	$38,481	$18,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,395	5,738
Amortization of acquired intangible assets	12,161	15,483
Stock-based compensation	9,287	9,003
Deferred income taxes	224	1,151
Tax benefit from stock plans	5,434	4,802
Excess tax benefit from stock plans	(4,210)	(3,145)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	32,291	9,381
Other current assets	2,315	(3,761)
Accounts payable and accrued liabilities	(23,720)	1,868
Income taxes payable	5,755	(11,939)
Deferred revenue	6,630	4,285

Net cash provided by operating activities	89,043	50,918

Cash flows from investing activities:
Purchases of investments available for sale	(64,525)	(13,808)
Sales and maturities of investments available for sale	21,827	21,066
Redemptions at par by issuers of auction rate securities	6,200	8,725
Purchases of property and equipment	(8,494)	(4,076)
Acquisitions	—	(49,177)
Decrease (increase) in other non-current assets	(888)	236

Net cash used for investing activities	(45,880)	(37,034)

Cash flows from financing activities:
Issuance of common stock	35,797	62,996
Withholding tax payments related to net issuance of restricted stock units	(1,505)	—
Excess tax benefit from stock plans	4,210	3,145
Payment of long-term debt	(190)	(173)
Repurchase of common stock	(64,899)	(11,536)

Net cash provided by (used for) financing activities	(26,587)	54,432

Effect of exchange rate changes on cash	7,307	(16,461)

Net increase in cash and equivalents	23,883	51,855
Cash and equivalents, beginning of period	286,559	175,873

Cash and equivalents, end of period	$310,442	$227,728

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
We have made no significant changes in the application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.
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
Common Stock Split
On December 20, 2010, our Board of Directors approved a three-for-two common stock split in the form of a stock dividend. Shareholders received one additional share for every two shares held. The distribution was made on January 28, 2011 to shareholders of record at the close of business on January 12, 2011. All share and per share amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect the stock split.
Recent Accounting Pronouncements
Presentation of Comprehensive Income
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in our second quarter of fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.
Disclosure of Supplementary Pro Forma Information for Business Combinations: In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for us in fiscal 2012 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We will adopt ASU 2010-29 in fiscal 2012 and do not believe it will have a material impact on our consolidated financial statements.

Performing Step 2 of the Goodwill Impairment Test
In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We are currently evaluating the impact of the pending adoption of ASU 2010-28 on our consolidated financial statements.
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

(In thousands, except per share data)
	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010

Net income	$17,960	$19,058	$38,481	$18,052

Weighted average shares outstanding	66,897	63,805	66,942	62,712
Dilutive impact from common stock equivalents	2,349	2,550	2,511	2,479

Diluted weighted average shares outstanding	69,246	66,355	69,453	65,191

Earnings per share:
Basic	$0.27	$0.30	$0.57	$0.29
Diluted	$0.26	$0.29	$0.55	$0.28

We excluded stock awards representing approximately 768,000 shares and 2,968,000 shares of common stock from the calculation of diluted earnings per share in the second quarter of fiscal years 2011 and 2010, respectively, because these awards were anti-dilutive. We excluded stock awards representing approximately 529,000 shares and 4,123,000 shares of common stock from the calculation of diluted earnings per share in the first six months of fiscal years 2011 and 2010, respectively, because these awards were anti-dilutive.
Note 3: Stock-based Compensation
Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four to five years for options, and three years for restricted stock units.

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations:

(In thousands)
	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010

Costs of revenue	$156	$210	$379	$473
Sales and marketing	901	1,215	2,191	2,793
Product development	1,290	966	2,559	2,074
General and administrative	2,756	2,054	4,158	3,337
Restructuring	—	—	—	326

Total stock-based compensation expense	$5,103	$4,445	$9,287	$9,003

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
The U.S. research and development tax credit was retroactively reinstated in December 2010. As a result, in the first quarter of fiscal 2011, we recorded a tax benefit of $2.0 million related to qualifying research and development activities for the period January 2010 through November 2010.
We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.
Note 5: Investments
A summary of our cash, cash equivalents and available-for-sale investments at May 31, 2011 is as follows:

(In thousands)
	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

Cash	$180,732	$—	$—	$180,732
Money market funds	117,778	—	—	117,778
State and municipal bond obligations	78,747	189	(12)	78,924
Auction rate securities — municipal bonds	27,200	—	(3,468)	23,732
Auction rate securities — student loans	12,800	—	(1,748)	11,052
Corporate bonds	11,547	—	(3)	11,544

Total	$428,804	$189	$(5,231)	$423,762

Such amounts are classified on our balance sheet at May 31, 2011 as follows:

(In thousands)
	Cash and	Short-term	Long-term
Security Type	Equivalents	Investments	Investments

Cash	$180,732	$—	$—
Money market funds	117,778	—	—
State and municipal bond obligations	11,932	66,992	—
Auction rate securities — municipal bonds	—	—	23,732
Auction rate securities — student loans	—	—	11,052
Corporate bonds	—	11,544	—

Total	$310,442	$78,536	$34,784

For each of the auction rate securities (ARS), we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $34.8 million, and the temporary impairment charge recorded as of May 31, 2011 in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $5.2 million.
We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the balance sheet at May 31, 2011. However, based on our cash and short-term investments balance of $389.0 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.
A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2010 is as follows:

(In thousands)
	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

Cash	$154,718	$—	$—	$154,718
Money market funds	122,415	—	—	122,415
State and municipal bond obligations	25,484	207	(10)	25,681
US government and agency securities	10,000	—	—	10,000
Auction rate securities — municipal bonds	27,200	—	(3,560)	23,640
Auction rate securities — student loans	19,000	—	(2,997)	16,003
Corporate bonds	9,418	—	(21)	9,397
Certificates of deposit	185	—	—	185

Total	$368,420	$207	$(6,588)	$362,039

Such amounts are classified on our balance sheet at November 30, 2010 as follows:

(In thousands)
	Cash and	Short-term	Long-term
Security Type	Equivalents	Investments	Investments

Cash	$154,718	$—	$—
Money market funds	122,415	—	—
State and municipal bond obligations	1,926	23,755	—
US government and agency securities	7,500	2,500	—
Auction rate securities — municipal bonds	—	—	23,640
Auction rate securities — student loans	—	—	16,003
Corporate bonds	—	9,397	—
Certificates of deposit	—	185	—

Total	$286,559	$35,837	$39,643

The fair value of debt securities at May 31, 2011 and November 30, 2010, by contractual maturity, is as follows:

(In thousands)
	May 31, 2011	Nov. 30, 2010

Due in one year or less (1)	$100,540	$70,285
Due after one year	24,712	14,621

Total	$125,252	$84,906

(1)	Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 13 to 31 years.
Investments with continuous unrealized losses for less than twelve months and twelve months or greater and their related fair values are as follows at May 31, 2011:

(In thousands)
		Less Than		12 Months
		12 Months		or Greater	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses

State and municipal bond obligations	$27,756	$(12)	$—	$—	$27,756	$(12)
Auction rate securities — municipal bonds	—	—	23,732	(3,468)	23,732	(3,468)
Auction rate securities — student loans	—	—	11,052	(1,748)	11,052	(1,748)
Corporate bonds	6,136	(3)	—	—	6,136	(3)

Total	$33,892	$(15)	$34,784	$(5,216)	$68,676	$(5,231)

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

The unrealized losses associated with state and municipal obligations and corporate bonds and notes are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of May 31, 2011.
Note 6: Derivative Instruments
We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. All foreign currency option contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within one year. In the second quarter and first six months of fiscal 2011, mark-to-market losses of approximately $0.1 million and $0.5 million, respectively, on foreign currency option contracts were recorded in other income in the statement of operations.
We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within 90 days. In the second quarter and first six months of fiscal 2011, realized and unrealized losses of $1.4 million and $2.0 million, respectively, from our forward contracts were recognized in other income in the statement of operations. These losses were substantially offset by realized and unrealized gains on the offsetting positions.
The table below details outstanding foreign currency forward and option contracts at May 31, 2011 where the notional amount is determined using contract exchange rates:

(In thousands)
	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$8,700	$37
Foreign currency forward contracts to purchase U.S. dollars	22,886	(82)
Foreign currency option contracts to purchase U.S. dollars	22,775	2

Total	$54,361	$(43)

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

Note 7: Fair Value Measurements
The following table details the fair value measurements within the fair value hierarchy of our financial assets at May 31, 2011:

(In thousands)
		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	May 31,	Using Identical	Observable Inputs	Unobservable
Description	2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Money market funds	$117,778	$117,778	$—	$—
State and municipal bond obligations	78,924	—	78,924	—
Auction rate securities — municipal bonds	23,732	—	—	23,732
Auction rate securities — student loans	11,052	—	—	11,052
Corporate bonds	11,544	—	11,544	—
Foreign exchange derivatives	(43)	—	(43)	—

Total	$242,987	$117,778	$90,425	$34,784

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

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs:

(In thousands)
	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010

Balance, beginning of period	$39,839	$55,905	$39,643	$58,454
Redemptions and repurchases	(6,000)	(6,475)	(6,200)	(8,725)
Unrealized gain (loss) included in accumulated other comprehensive income	945	275	1,341	(24)
Unrealized gain on ARS trading securities included in other income	—	481	—	547
Unrealized loss on put option related to ARS rights offering included in other income	—	(481)	—	(547)

Balance, end of period	$34,784	$49,705	$34,784	$49,705

Note 8: Comprehensive Income
The components of comprehensive income include, in addition to net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis:

(In thousands)
	Three Months Ended May 31,		Six Months Ended May 31,
	2011	2010	2011	2010

Net income, as reported	$17,960	$19,058	$38,481	$18,052
Foreign currency translation adjustments	989	(5,175)	4,953	(9,840)
Unrealized gains on investments	638	150	1,042	120

Total comprehensive income	$19,587	$14,033	$44,476	$8,332

Note 9: Common Stock Repurchases
We purchased approximately 2,193,000 shares and 599,000 shares of our common stock for $64.9 million and $11.5 million in the first six months of fiscal 2011 and fiscal 2010, respectively. On June 27, 2011, the Board of Directors increased and extended our stock buyback program by authorizing the repurchase of an additional $100 million of the company’s common stock (to an aggregate remaining balance of $135 million) until May 31, 2012. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the company’s discretion, subject to securities laws, market conditions and other factors.
Note 10: Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Goodwill in certain foreign jurisdictions changes each period due to changes in foreign currency exchange rates. During the first quarter of fiscal 2011, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2010. For purposes of the annual impairment test, we assigned goodwill of $61.1 million to the Application Development Platforms operating segment, $76.8 million to the Enterprise Business Solutions operating segment and $100.4 million to the Enterprise Data Solutions operating segment. All of our operating segments had an estimated fair value that was substantially in excess of the carrying value and none was at potential risk of failing step-one of our goodwill impairment analysis. See Note 11 for a description of each operating segment.
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
The following table provides revenue and income (losses) from operations for our reportable segments on an interim basis:

(In thousands)
	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010

Revenue:
Application Development Platform segment	$83,896	$84,601	$162,973	$166,457
Enterprise Business Solutions segment	34,192	24,862	71,364	52,554
Enterprise Data Solutions segment	16,626	18,799	34,659	37,252
Reconciling items	(30)	(606)	(75)	(1,060)

Total	$134,684	$127,656	$268,921	$255,203

Income (loss) from operations:
Application Development Platform segment	$48,183	$54,160	$94,839	$102,786
Enterprise Business Solutions segment	(9,243)	(15,500)	(16,078)	(26,526)
Enterprise Data Solutions segment	890	(2,770)	2,402	(7,616)
Reconciling items	(12,620)	(13,145)	(25,637)	(50,278)

Total	$27,210	$22,745	$55,526	$18,366

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

(In thousands)
	Three months ended May 31,		Six months ended May 31,
	2011	2010	2011	2010

North America	$60,448	$61,468	$124,926	$119,288
EMEA	52,908	46,192	104,323	98,472
Latin America	9,415	9,256	18,574	19,034
Asia Pacific	11,913	10,740	21,098	18,409

Total	$134,684	$127,656	$268,921	$255,203

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
We have filed a response to this complaint in which we have denied all claims. The discovery phase of this litigation is ongoing. The trial is scheduled for January 3, 2012.
We intend to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm’s claims, litigation is inherently unpredictable and we cannot make an estimate of the range of potential loss. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action.
Note 13: Restructuring Charges
During fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes. Restructurings were undertaken in the first and third quarter of fiscal 2010 to better position the company for long-term growth, improved profitability, greater competitiveness and improved efficiency across our global business. Actions taken during these restructurings included the refinement of our product portfolio towards core and high-growth opportunities and the global consolidation and redeployment of a portion of our product development and administrative personnel, assets and processes to other global locations that offer greater efficiencies to the business and the continued consolidation of offices around the world. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce primarily within the development, sales and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. Certain activities related to the third quarter fiscal 2010 restructuring continued into the first six months of fiscal 2011 and are expected to continue through fiscal 2011. The total costs of the fiscal 2010 restructurings primarily relate to employee severance and facilities related expenses, and are recorded to the restructuring expense line item within our condensed consolidated statements of operations. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.
We also increased our investment and expansion of development and administration operations in India, where we have run a successful development organization for several years. We are increasing the size of our product development organization in Hyderabad, India, from about a third of our development resources to about half, in order to manage our development costs as we increase overall product development headcount and capacity in our key product areas. Over the next six months we expect to continue to move and add additional product group functions as well as certain administrative functions to India. This expansion in India will result in the reduction of our development and administration operations headcount in all other geographies in which we operate.
Through these initiatives, we expect to incur aggregate future pre-tax restructuring charges and pre-tax non-recurring transition expenses of approximately $3 million to $4 million over the remaining six months of fiscal 2011, primarily comprising costs for severance, transition costs and consolidation of facilities. The transition expenses are necessary to ramp up the new, more efficient capabilities ahead of switching over from the existing cost structure.

A summary of activity for all restructuring actions is as follows:
(In thousands)

	Excess Facilities	Employee Severance
	and Other Costs	and Related Benefits	Total

Balance, December 1, 2010	$8,627	$4,016	$12,643
Additional reserves related to Q3 2010 restructuring and adjustments to initial reserves	1,376	1,882	3,258
Cash disbursements	(3,073)	(5,376)	(8,449)
Translation adjustments and other	502	57	559

Balance, May 31, 2011	$7,432	$579	$8,011

The amounts included under cash disbursements for excess facilities costs are net of proceeds received from sublease agreements. The balance of the employee severance and related benefits is expected to be paid over a period of time ending in fiscal 2011. The balance of the excess facilities and related costs is expected to be paid over a period of time ending in fiscal 2013.
For all restructuring reserves described above the short-term portion of $4.9 million is included in other accrued liabilities and the long-term portion of $3.1 million is included in other non-current liabilities on the balance sheet at May 31, 2011.

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
During fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes. Restructurings were undertaken in the first and third quarter of fiscal 2010 to better position the company for long-term growth, improved profitability, greater competitiveness and improved efficiency across our global business. Actions taken during these restructurings included the refinement of our product portfolio towards core and high-growth opportunities and the global consolidation and redeployment of a portion of our product development and administrative personnel, assets and processes to other global locations that offer greater efficiencies to the business and the continued consolidation of offices around the world. We also increased our investment and expansion of development and administration operations in India, where we have run a successful development organization for several years. We are increasing the size of our product development organization in Hyderabad, India, from about a third of our development resources to about half, in order to manage our development costs as we increase overall product development headcount and capacity in our key product areas. Over the next six months we expect to continue to move and add additional product group functions as well as certain administrative functions to India. This expansion in India will result in the reduction of our development and administration operations headcount in all other geographies in which we operate.
Through these initiatives, we expect to incur aggregate future pre-tax restructuring charges and pre-tax non-recurring transition expenses of approximately $3 million to $4 million over the remaining six months of fiscal 2011, primarily comprising costs for severance, transition costs and consolidation of facilities. The transition expenses are necessary to ramp up the new, more efficient capabilities ahead of switching over from the existing cost structure.
We see the most significant factors impacting our results for the remainder of fiscal 2011 as the macroeconomic climate, our international operations and the success of our product initiative, the Progress RPM suite, each of which is discussed below.
The United States and many foreign economies continue to experience uncertainty driven by varying macroeconomic conditions. Although some of these economies have shown signs of improvement, macroeconomic recovery remains uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, including the European sovereign debt markets and volatility in various markets including the financial services sector. The continuation of this climate could cause our customers to delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us.
We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have and will continue significantly impact our results of operations. For example, in the second quarter of fiscal 2011, the year-over-year decrease in the value of the U.S. dollar against most major currencies positively affected the translation of our results into U.S. dollars.
During 2010, we announced a new product initiative, the Progress RPM suite, which is the integration of products within our EBS business unit, and is designed to enable businesses to gain visibility into critical processes, immediately respond to events and continuously improve business performance through the Progress Control Tower, a unified interactive environment. We believe the Progress RPM suite will enhance our competitiveness within our markets and our long-term growth prospects and we achieved significant growth in sales of these products. However, the introduction and integration of new products is a complex process involving inherent risks, and to which we devote significant resources. We cannot predict the impact of new or enhanced products on our overall sales and we may not generate sufficient revenues to justify their costs.
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
During the first six months of fiscal 2011, there were no significant changes in our critical accounting policies and estimates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2010 for a more complete discussion of our critical accounting policies and estimates.
Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change
	Three Months Ended		Six Months Ended		Three	Six
	May 31,	May 31,	May 31,	May 31,	Month	Month
	2011	2010	2011	2010	Period	Period

Revenue:
Software licenses	34%	35%	36%	36%	3%	6%
Maintenance and services	66	65	64	64	7	5

Total revenue	100	100	100	100	6	5

Costs of revenue:
Cost of software licenses	2	1	2	1	43	30
Cost of maintenance and services	15	15	14	14	9	7
Amortization of acquired intangibles for purchased technology	3	4	3	4	(26)	(24)

Total costs of revenue	20	20	19	19	4	2

Gross profit	80	80	81	81	6	6

Operating expenses:
Sales and marketing	33	31	33	33	10	7
Product development	14	18	15	18	(13)	(12)
General and administrative	11	11	10	11	2	(2)
Amortization of other acquired intangibles	1	2	2	2	(28)	(17)
Restructuring expense	1	0	1	10	464	(87)
Acquisition-related expenses	0	0	0	0	0	0

Total operating expenses	60	62	61	74	2	(13)

Income from operations	20	18	20	7	20	202
Other income	0	3	0	3	(95)	(97)

Income before provision for taxes	20	21	20	10	3	122
Provision for income taxes	7	6	6	3	24	146

Net income	13%	15%	14%	7%	(6)%	113%

Revenue. Our total revenue increased 6% from $127.7 million in the second quarter of fiscal 2010 to $134.7 million in the second quarter of fiscal 2011. Total revenue would have been flat if exchange rates had been constant in the second quarter of fiscal 2011 as compared to exchange rates in effect in the second quarter of fiscal 2010. Total revenue increased 5% from $255.2 million in the first six months of fiscal 2010 to $268.9 million in the first six months of fiscal 2011. Total revenue would have increased by 3% if exchange rates had been constant in the first six months of fiscal 2011 as compared to exchange rates in effect in the first six months of fiscal 2010.
On a segment basis, total revenue from our Application Development Platforms business unit decreased 1% from $84.6 million in the second quarter of fiscal 2010 to $83.9 million in the second quarter of fiscal 2011. Total revenue from our Enterprise Business Solutions business unit increased 37% from $24.9 million in the second quarter of fiscal 2010 to $34.2 million in the second quarter of fiscal 2011. Total revenue from our Enterprise Data Solutions business unit decreased 12% from $18.8 million in the second quarter of fiscal 2010 to $16.6 million in the second quarter of fiscal 2011.
On a segment basis, total revenue from our Application Development Platforms business unit decreased 2% from $166.5 million in the first six months of fiscal 2010 to $163.0 million in the first six months of fiscal 2011. Total revenue from our Enterprise Business Solutions business unit increased 36% from $52.6 million in the first six months of fiscal 2010 to $71.4 million in the first six months of fiscal 2011. Total revenue from our Enterprise Data Solutions business unit decreased 7% from $37.3 million in the first six months of fiscal 2010 to $34.7 million in the first six months of fiscal 2011.
Software license revenue increased 3% from $44.2 million in the second quarter of fiscal 2010 to $45.4 million in the second quarter of fiscal 2011. Software license revenue would have decreased by 3% if exchange rates had been constant in the second quarter of fiscal 2011 as compared to exchange rates in effect in the second quarter of fiscal 2010. Software license revenue increased 6% from $91.3 million in the first six months of fiscal 2010 to $96.8 million in the first six months of fiscal 2011. Software license revenue would have increased by 4% if exchange rates had been constant in the first six months of fiscal 2011 as compared to exchange rates in effect in the first six months of fiscal 2010. Excluding the impact of changes in exchange rates, the increase in software license revenue was due to an increase in the Enterprise Business Solutions product line partially offset by a decrease in our Application Development Platforms and Enterprise Data Solutions product lines. Software license revenue from both indirect channels and direct end users increased in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010.
Maintenance and services revenue increased 7% from $83.4 million in the second quarter of fiscal 2010 to $89.3 million in the second quarter of fiscal 2010. Maintenance revenue increased 7% and professional services revenue increased 4% in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010. Maintenance and services revenue would have increased by 2% if exchange rates had been constant in the second quarter of fiscal 2011 as compared to exchange rates in effect in the second quarter of fiscal 2010. Maintenance and services revenue increased 5% from $163.9 million in the first six months of fiscal 2010 to $172.2 million in the first six months of fiscal 2011. Maintenance and services revenue would have increased by 3% if exchange rates had been constant in the first six months of fiscal 2011 as compared to exchange rates in effect in the first six months of fiscal 2010. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of growth in our professional services revenue primarily from our Enterprise Business Solutions product line and a slight increase in our installed customer base of maintenance renewals.
Total revenue generated in North America decreased 2% from $61.5 million in the second quarter of fiscal 2010 to $60.5 million in the second quarter of fiscal 2011 and represented 48% of total revenue in the second quarter of fiscal 2010 compared to 45% in the second quarter of fiscal 2011. Total revenue generated in markets outside North America increased 12% from $66.2 million in the second quarter of fiscal 2010 to $74.2 million in the second quarter of fiscal 2011 and represented 52% of total revenue in the second quarter of fiscal 2010 compared to 55% in the second quarter of fiscal 2011. Total revenue generated in markets outside North America would have represented 53% of total revenue if exchange rates had been constant in the second quarter of fiscal 2011 as compared to the exchange rates in effect in the second quarter of fiscal 2010. Revenue from the three major regions outside North America, consisting of EMEA, Asia Pacific and Latin America, each increased in the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010.
Total revenue generated in North America increased 5% from $119.3 million in the first six months of fiscal 2010 to $124.9 million in the first six months of fiscal 2011 and represented 47% of total revenue in the first six months of fiscal 2010 and 46% of total revenue in the first six months of fiscal 2011. Total revenue generated in markets outside North America increased 6% from $135.9 million in the first six months of fiscal 2010 to $144.0 million in the first six months of fiscal 2011 and represented 53% of total revenue in the first six months of fiscal 2010 and 54% of total revenue in the first six months of fiscal 2011. Revenue from Asia Pacific and EMEA each increased in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010, partially offset by a decrease in revenue from Latin America. Total revenue generated in markets outside North America would have represented 53% of total revenue if exchange rates had been constant in the first six months of fiscal 2011 as compared to the exchange rates in effect in the first six months of fiscal 2010.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses increased 43% from $1.6 million in the second quarter of fiscal 2010 to $2.3 million in the second quarter of fiscal 2011, and increased as a percentage of software license revenue from 4% to

5%. Cost of software licenses increased 30% from $3.6 million in the first six months of fiscal 2010 to $4.7 million in the first six months of fiscal 2011, and increased as a percentage of software license revenue from 4% in the first six months of fiscal 2010 to 5% in the first six months of fiscal 2011. The increase for the first six months of fiscal 2011 was primarily due to higher royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services increased 9% from $18.3 million in the second quarter of fiscal 2010 to $19.9 million in the second quarter of fiscal 2011, and remained the same as a percentage of maintenance and services revenue at 22%. Cost of maintenance and services increased 7% from $35.2 million in the first six months of fiscal 2010 to $37.7 million in the first six months of fiscal 2011, and remained the same as a percentage of maintenance and services revenue at 22%. Cost of maintenance and services increased in the second quarter and first six months of fiscal 2011 as compared to the second quarter and first six months of fiscal 2010 due to higher professional services costs associated with higher professional services revenue.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology decreased 26% from $5.3 million in the second quarter of fiscal 2010 to $3.9 million in the second quarter of fiscal 2011. Amortization of acquired intangibles for purchased technology decreased 24% from $10.4 million in the first six months of fiscal 2010 to $7.9 million in the first six months of fiscal 2011. The decrease was due to the completion of amortization of intangible assets acquired as part of acquisitions in prior years.
Gross Profit. Our gross profit increased 6% from $102.4 million in the second quarter of fiscal 2010 to $108.5 million in the second quarter of fiscal 2011. Our gross profit as a percentage of total revenue increased from 80% in the second quarter of fiscal 2010 to 81% in the second quarter of fiscal 2011. The increase in our gross profit percentage was due to the increase in total revenue and lower amortization expense of acquired intangibles for purchased technology as described above. Our gross profit increased 6% from $206.0 million in the first six months of fiscal 2010 to $218.6 million in the first six months of fiscal 2011. Our gross profit as a percentage of total revenue remained the same at 81% in the first six months of fiscal 2011.
Sales and Marketing. Sales and marketing expenses increased 10% from $40.1 million in the second quarter of fiscal 2010 to $44.3 million in the second quarter of fiscal 2011, and increased as a percentage of total revenue from 31% to 33%. Sales and marketing expenses increased 7% from $83.3 million in the first six months of fiscal 2010 to $89.0 million in the first six months of fiscal 2011, and remained the same as a percentage of total revenue at 33%. The increase in sales and marketing expenses was primarily due to higher marketing program expense, outside services related to outsourced sales activities and higher recruiting costs for sales personnel, partially offset by lower headcount related expenses as a result of the restructuring activities that occurred in fiscal 2010.
Product Development. Product development expenses decreased 13% from $23.2 million in the second quarter of fiscal 2010 to $20.1 million in the second quarter of fiscal 2011, and decreased as a percentage of revenue from 18% to 15%. Product development expenses decreased 12% from $46.5 million in the first six months of fiscal 2010 to $41.0 million in the first six months of fiscal 2011, and decreased as a percentage of revenue from 18% to 15%. The decrease was primarily due to headcount-related savings from the restructuring activities that occurred in fiscal 2010.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 2% from $13.4 million in the second quarter of fiscal 2010 to $13.7 million in the second quarter of fiscal 2011, and decreased as a percentage of revenue from 11% to 10%. General and administrative expenses decreased 2% from $26.2 million in the first six months of fiscal 2010 to $25.6 million in the first six months of fiscal 2011, and decreased as a percentage of revenue from 11% to 10%. The decrease was primarily due to headcount-related savings from the restructuring activities that occurred in fiscal 2010.
Restructuring Expenses. Restructuring expenses increased from $0.2 million in the second quarter of fiscal 2010 to $1.1 million in the second quarter of fiscal 2011. Restructuring expenses decreased from $26.0 million in the first six months of fiscal 2010 to $3.3 million in the first six months of fiscal 2011. Restructuring expenses in the first six months of fiscal 2010 included employee severance, excess facilities costs for unused space and termination costs of automobile leases for terminated employees in connection with the large work-force reduction in the first quarter of fiscal 2010. Restructuring expenses in the first six months of fiscal 2011 included ongoing costs related to decisions from the Q3 2010 restructuring activities.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles decreased 28% from $2.7 million in the second quarter of fiscal 2010 to $2.0 million in the second quarter of fiscal 2011. Amortization of other acquired intangibles decreased from $5.1 million in the first six months of fiscal 2010 to $4.3 million in the first six months of fiscal 2011. The decrease was due to the completion of amortization of intangible assets acquired as part of acquisitions in prior years.
Acquisition-related Expenses. Acquisition-related expenses in the first six months of fiscal 2010 related to the transaction costs, primarily professional services fees, associated with the acquisition of Savvion.
Income From Operations. Income from operations increased from $22.7 million in the second quarter of fiscal 2010 to $27.2 million in the second quarter of fiscal 2011. Income from operations increased from $18.4 million in the first six months of fiscal 2010 to $55.5 million in the first six months of fiscal 2011. The increase in the first six months of fiscal 2011 as compared to the first six months of fiscal 2010 was primarily the result of the restructuring charge that occurred in the first quarter of 2010, revenue growth and operating efficiencies from the restructurings.
On a segment basis, operating income from our Application Development Platforms business unit decreased 11% from $54.2 million in the second quarter of fiscal 2010 to $48.2 million in the second quarter of fiscal 2011. The operating loss from our Enterprise Business Solutions business unit decreased 40% from ($15.5) million in the second quarter of fiscal 2010 to ($9.2) million in the second quarter of fiscal 2011. Income from operations in our Enterprise Data Solutions business unit improved from a loss of $2.8 million in the second quarter of fiscal 2010 to a profit of $0.9 million in the second quarter of fiscal 2011.
On a segment basis, operating income from our Application Development Platforms business unit decreased 8% from $102.8 million in the first six months of fiscal 2010 to $94.8 million in the first six months of fiscal 2011. The operating loss from our Enterprise Business Solutions business unit decreased 39% from ($26.5) million in the first six months of fiscal 2010 to ($16.1) million in the first six months of fiscal 2011. Income from operations in our Enterprise Data Solutions business unit improved from a loss of $7.6 million in the first six months of fiscal 2010 to a profit of $2.4 million in the first six months of fiscal 2011.
The reduction in the loss in the Enterprise Business Solutions business unit was primarily driven by the revenue growth in excess of expense growth. The increase in the operating margin in the Enterprise Data Solutions business unit was primarily due to the re-allocation of resources, primarily sales and marketing, to other business units. See further discussion of segment reporting in footnote 12 of the condensed consolidated financial statements included in this report.
Other Income (Expense). Other income, primarily consisting of interest income and foreign currency gains and losses, decreased from $3.9 million in the second quarter of fiscal 2010 to $0.2 million in the second quarter of fiscal 2011. Other income decreased from $6.7 million in the first six months of fiscal 2010 to $0.2 million in the first six months of fiscal 2011. The decrease was primarily due to an increase in the value of our foreign currency average rate option contracts and an insurance settlement gain related to a pre-acquisition contingency assumed as part of a prior acquisition, both of which occurred in fiscal 2010.
Provision for Income Taxes. Our effective tax rate was 30.9% in the first six months of 2011 as compared to 27.9% in the first six months of fiscal 2010. In the first six months of fiscal 2011, we recorded a tax benefit of $2.0 million related to qualifying research and development activities from the period of January 2010 through November 2010. The effective tax rate in the first six months of fiscal 2010 included a nonrecurring benefit of $2.5 million. The nonrecurring tax benefit related to a change in estimate of our foreign earnings and profits utilized to determine the tax characterization of certain international cash repatriation, partially offset by resolution of certain of our uncertain tax positions related to netting of intercompany balances.
Liquidity and Capital Resources
Cash and Short-term Investments
At the end of the second quarter of fiscal 2011, our cash and short-term investments totaled $389.0 million. The increase of $66.6 million since the end of fiscal 2010 was primarily due to cash generated from operations and issuances of common stock upon exercise of stock options, partially offset by cash used for share repurchases. There are no limitations on our ability to access our cash and short-term investments.
Auction Rate Securities
In addition to the $389.0 million of cash and short-term investments, we had investments with a fair value of $34.8 million related to auction rate securities (ARS) that are classified as long-term investments. These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 13 to 31 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.
Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At November 30, 2010, our ARS investments classified as long-term investments totaled $46.2 million at par value. During the first six months of fiscal 2011, noncurrent ARS totaling $6.2 million were redeemed at par by the issuers, resulting in a net reduction of the par value of our ARS investments classified as long-term investments to $40.0 million. These ARS are classified as available-for-sale securities.
For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $34.8 million at May 31, 2011, and we have recorded a temporary impairment charge in accumulated other comprehensive income of $5.2 million to reduce the value of our available-for-sale ARS investments.
We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on our consolidated balance sheet at May 31, 2011. Based on our cash and short-term investments balance of $389.0 million and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.
Cash Flows from Operations
We generated $89.0 million in cash from operations in the first six months of fiscal 2011 as compared to $50.9 million in the first six months of fiscal 2010. The increase in cash generated from operations in the first six months of fiscal 2011 over the first six months of fiscal 2010 was primarily due to improvements in working capital, primarily accounts receivable, and higher profitability.
A summary of our cash flows from operations for the first six months of fiscal years 2011 and 2010 is as follows:

(In thousands)

	Six Months Ended May 31,
	2011	2010

Net income	$38,481	$18,052
Depreciation, amortization and other noncash charges	25,843	30,224
Tax benefit from stock plans	1,224	1,657
Changes in operating assets and liabilities	23,495	985

Total	$89,043	$50,918

Accounts receivable decreased by $27.5 million from the end of fiscal 2010. Accounts receivable days sales outstanding, or DSO, remained the same at 61 days at the end of the second quarter of fiscal 2011 as compared to the end of the second quarter of fiscal 2010 and decreased 13 days from the end of fiscal 2010. We target a DSO range of 60 to 80 days.
Cash Flows from Investing and Financing Activities
We purchased property and equipment totaling $8.5 million in the first six months of fiscal 2011 as compared to $4.1 million in the first six months of fiscal 2010. The purchases consisted primarily of computer equipment and software and building and leasehold improvements.
We purchased 2,193,000 shares of our common stock for $64.9 million in the first six months of fiscal 2011 as compared to 599,000 shares of our common stock for $11.5 million in the first six months of fiscal 2010.

We received $35.8 million in the first six months of fiscal 2011 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $63.0 million in the first six months of fiscal 2010.
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
Revenue Backlog
Our aggregate revenue backlog at May 31, 2011 was approximately $177 million, of which $155 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At May 31, 2011, the remaining amount of backlog of approximately $22 million was composed of multi-year licensing arrangements of approximately $21 million and open software license orders received but not shipped of approximately $1 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
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

Recent Accounting Pronouncements
Presentation of Comprehensive Income
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-05 on our consolidated financial statements.
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 is effective for us in our second quarter of fiscal 2012 and should be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2011-04 on our consolidated financial statements.
Disclosure of Supplementary Pro Forma Information for Business Combinations: In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for us in fiscal 2012 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We will adopt ASU 2010-29 in fiscal 2012 and do not believe it will have a material impact on our consolidated financial statements.
Performing Step 2 of the Goodwill Impairment Test
In December 2010, the FASB issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. We are currently evaluating the impact of the pending adoption of ASU 2010-28 on our consolidated financial statements.
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
During the first six months of fiscal 2011, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2010 for a more complete discussion of the market risks we encounter.

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
(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In May 2010, we filed a response to this complaint in which we denied all claims. The discovery phase of this litigation is ongoing. Trial is scheduled for January 3, 2012.
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
Items 2(a) and 2(b) are not applicable.
(c) Stock Repurchases
Information related to our repurchases of our common stock by month in the first quarter of fiscal 2011 is as follows:

(In thousands, except per share data)

			Total Number of	Approximate Dollar Value
			Shares Purchased	Of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased	per Share	or Programs	Programs (1)

March 2011	226	$28.88	226	$68,505
April 2011	1,121	$29.80	1,121	35,101
May 2011	—	—	—	35,101

Total	1,347	$29.65	1,347	$35,101

(1)	On June 27, 2011, the Board of Directors increased and extended our stock buyback program by authorizing the repurchase of an additional $100 million of the company’s common stock (to an aggregate remaining balance of $135 million) until May 31, 2012. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the company’s discretion, subject to securities laws, market conditions and other factors.

Item 6.	Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Richard D. Reidy

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Charles F. Wagner, Jr.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101***	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended May 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2011 and November 30, 2010; (ii) Condensed Consolidated Statements of Operations for the three and six months ended May 31, 2011 and May 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2011 and May 31, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: July 8, 2011	/s/ Richard D. Reidy
Richard D. Reidy
President and Chief Executive Officer (Principal Executive Officer)

Dated: July 8, 2011	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: July 8, 2011	/s/ David H. Benton, Jr.
David H. Benton, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)