Form 10-Q
period 2011-08-31
PROGRESS SOFTWARE CORP /MA
filed 2011-10-11
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 31, 2011
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
Yes ☐ No ☑
As of September 30, 2011, there were 64,024,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE NINE MONTHS ENDED AUGUST 31, 2011

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	August 31,	November 30,
	2011	2010

Assets
Current assets:
Cash and equivalents	$257,769	$286,559
Short-term investments	88,774	35,837

Total cash and short-term investments	346,543	322,396
Accounts receivable (less allowances of $4,794 in 2011 and $4,980 in 2010)	83,887	119,273
Other current assets	22,835	27,910
Deferred income taxes	15,157	14,279

Total current assets	468,422	483,858

Property and equipment, net	66,344	58,207
Acquired intangible assets, net	65,343	83,208
Goodwill	238,588	238,343
Deferred income taxes	31,981	29,214
Long-term investments and other assets	40,082	43,993

Total	$910,760	$936,823

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion, long-term debt	$376	$388
Accounts payable	6,219	13,176
Accrued compensation and related taxes	28,143	44,920
Income taxes payable	11,609	4,083
Other accrued liabilities	37,378	36,148
Short-term deferred revenue	144,713	138,961

Total current liabilities	228,438	237,676

Long-term debt, less current portion	—	276

Long-term deferred revenue	5,026	2,908

Deferred income taxes	2,481	2,378

Other non-current liabilities	3,787	5,253

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock and additional paid-in capital; authorized, 200,000 shares in 2011 and 100,000 shares in 2010; issued and outstanding, 64,267 shares in 2011 and 66,528 shares in 2010	340,118	347,604
Retained earnings, including accumulated other comprehensive losses of $(3,110) in 2011 and $(9,138) in 2010	330,910	340,728

Total shareholders’ equity	671,028	688,332

Total	$910,760	$936,823

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations (unaudited)
(In thousands, except per share data)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2011	2010	2011	2010

Revenue:
Software licenses	$38,713	$44,748	$135,466	$136,093
Maintenance and services	89,621	83,989	261,789	247,847

Total revenue	128,334	128,737	397,255	383,940

Costs of revenue:
Cost of software licenses	2,321	2,025	7,023	5,633
Cost of maintenance and services	20,529	17,845	58,203	53,086
Amortization of acquired intangibles for purchased technology	3,966	4,839	11,871	15,222

Total costs of revenue	26,816	24,709	77,097	73,941

Gross profit	101,518	104,028	320,158	309,999

Operating expenses:
Sales and marketing	45,251	39,362	134,261	122,707
Product development	19,107	21,941	60,103	68,481
General and administrative	20,342	11,937	45,937	38,167
Amortization of other acquired intangibles	1,937	2,733	6,193	7,833
Restructuring expense	1,369	11,533	4,627	37,508
Acquisition-related expenses	—	53	—	468

Total operating expenses	88,006	87,559	251,121	275,164

Income from operations	13,512	16,469	69,037	34,835

Other income (expense):
Interest income and other	309	615	1,611	2,677
Foreign currency (loss) gain	(1,083)	(2,335)	(2,215)	2,278

Total other income (expense), net	(774)	(1,720)	(604)	4,955

Income before provision for income taxes	12,738	14,749	68,433	39,790
Provision for income taxes	4,137	5,505	21,352	12,495

Net income	$8,601	$9,244	$47,081	$27,295

Earnings per share:
Basic	$0.13	$0.14	$0.71	$0.43
Diluted	$0.13	$0.14	$0.69	$0.41

Weighted average shares outstanding:
Basic	65,861	64,836	66,581	63,420
Diluted	67,280	66,636	68,728	65,673

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended August 31,
	2011	2010

Cash flows from operating activities:
Net income	$47,081	$27,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,569	8,296
Amortization of acquired intangible assets	18,064	23,055
Stock-based compensation	18,755	13,201
Deferred income taxes	(3,768)	(1,155)
Tax benefit from stock plans	5,945	6,058
Excess tax benefit from stock plans	(3,998)	(3,486)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	40,255	13,342
Other current assets	4,244	(3,296)
Accounts payable and accrued liabilities	(27,240)	(2,999)
Income taxes payable	11,466	(6,717)
Deferred revenue	755	(3,059)

Net cash provided by operating activities	118,128	70,535

Cash flows from investing activities:
Purchases of investments available for sale	(105,125)	(14,552)
Sales and maturities of investments available for sale	50,435	30,896
Redemptions at par by issuers of auction rate securities	6,300	18,990
Purchases of property and equipment	(13,956)	(7,091)
Acquisitions	—	(49,186)
Decrease in other non-current assets	(814)	280

Net cash used for investing activities	(63,160)	(20,663)

Cash flows from financing activities:
Issuance of common stock	41,496	67,814
Excess tax benefit from stock plans	3,998	3,486
Withholding tax payments related to net issuance of restricted stock units	(1,720)	(711)
Payment of long-term debt	(276)	(266)
Payment of issuance costs for revolving line of credit	(752)	—
Repurchase of common stock	(134,892)	(29,336)

Net cash (used for) provided by financing activities	(92,146)	40,987

Effect of exchange rate changes on cash	8,388	(11,683)

Net (decrease) increase in cash and equivalents	(28,790)	79,176
Cash and equivalents, beginning of period	286,559	175,873

Cash and equivalents, end of period	$257,769	$255,049

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
Common Stock Split
On December 20, 2010, our Board of Directors approved a three-for-two common stock split in the form of a stock dividend. Shareholders received one additional share for every two shares held. The distribution was made on January 28, 2011 to shareholders of record at the close of business on January 12, 2011. All share and per share amounts in this Quarterly Report have been restated to reflect the stock split.
Recent Accounting Pronouncements
Testing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.
Presentation of Comprehensive Income
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. The adoption of ASU 2011-05 is not anticipated to have any impact on our financial position or results of operations.
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 7 below). ASU 2011-04 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. The adoption of ASU 2011-04 is not anticipated to have any impact on our financial position or results of operations.
Note 2: Earnings Per Share
We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the weighted average effect of outstanding dilutive stock options and restricted stock units, using the treasury stock method, and outstanding deferred stock units. The following table provides the calculation of basic and diluted earnings per share on an interim basis:
(In thousands, except per share data)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2011	2010	2011	2010

Net income	$8,601	$9,244	$47,081	$27,295

Weighted average shares outstanding	65,861	64,836	66,581	63,420
Dilutive impact from common stock Equivalents	1,419	1,800	2,147	2,253

Diluted weighted average shares outstanding	67,280	66,636	68,728	65,673

Earnings per share:
Basic	$0.13	$0.14	$0.71	$0.43
Diluted	$0.13	$0.14	$0.69	$0.41

We excluded stock awards representing approximately 3,098,000 shares and 4,944,000 shares of common stock from the calculation of diluted earnings per share in the third quarter of fiscal years 2011 and 2010, respectively, because these awards were anti-dilutive. We excluded stock awards representing approximately 1,386,000 shares and 4,397,000 shares of common stock from the calculation of diluted earnings per share in the first nine months of fiscal years 2011 and 2010, respectively, because these awards were anti-dilutive.
Note 3: Stock-based Compensation
Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally five years for options granted prior to fiscal 2011, four years for options granted in 2011, and three years for restricted stock units.
The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations:
(In thousands)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2011	2010	2011	2010

Cost of software licenses	$—	$7	$7	$22
Cost of maintenance and services	428	225	800	684
Sales and marketing	1,952	1,340	4,144	4,132
Product development	1,319	1,066	3,877	3,139
General and administrative	5,769	1,351	9,927	4,689
Restructuring	—	210	—	535

Total stock-based compensation expense	$9,468	$4,199	$18,755	$13,201

CEO Separation Agreement.
During the third quarter of fiscal 2011, we entered into an amendment to the existing Severance Agreement with Richard D. Reidy, our President and Chief Executive Officer, dated as of October 13, 2009 (the Existing Separation Agreement). The

amendment was entered into on July 31, 2011 in connection with our announcement that Mr. Reidy will terminate employment when his successor is named. Mr. Reidy will continue as our President and Chief Executive Officer until his successor commences employment.
The amendment to the Existing Separation Agreement entitles Mr. Reidy to the payments and benefits set forth in the Existing Separation Agreement, which includes severance and acceleration of vesting of Mr. Reidy’s unvested equity to the extent such equity would have vested during the twenty-four months following termination of employment. The amendment to the Existing Separation Agreement also provides for an extension of the period of time during which Mr. Reidy may exercise his vested stock options following his termination from three months to a total of fifteen months. The amendment provides that the extended exercise period is in consideration of Mr. Reidy’s agreement to remain as President and Chief Executive Officer until his successor commences employment. This extended exercise period will not apply if Mr. Reidy voluntarily terminates employment prior to February 29, 2012.
We have estimated that the vesting of stock options representing the right to purchase approximately 340,000 shares of our common stock and approximately 88,000 restricted stock units will be accelerated upon termination of Mr. Reidy’s employment and we have recognized aggregate stock-based compensation expense of $3.8 million in connection with the vesting acceleration. We also will incur $0.6 million of stock-based compensation associated with this extension of the exercise period, of which $0.1 million was recognized during the third quarter of fiscal 2011. The remaining portion of this expense will be recognized over Mr. Reidy’s remaining employment period.
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
Our federal and state income tax returns are closed by statute for all years prior to fiscal 2008 and we are no longer subject to audit for those periods. Certain state taxing authorities are currently examining our income tax returns for years through fiscal 2010. Tax authorities for certain non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits, none of which are material to our balance sheet, cash flows or statements of operations. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2006.
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
Note 5: Investments
A summary of our cash, cash equivalents and available-for-sale investments at August 31, 2011 is as follows:
(In thousands)

	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

Cash	$182,777	$—	$—	$182,777
Money market funds	58,319	—	—	58,319
State and municipal bond obligations	85,977	317	(8)	86,286
Auction rate securities — municipal bonds	27,200	—	(3,603)	23,597
Auction rate securities — student loans	12,700	—	(1,831)	10,869
Corporate bonds	19,173	—	(12)	19,161

Total	$386,146	$317	$(5,454)	$381,009

Such amounts are classified on our balance sheet at August 31, 2011 as follows:
(In thousands)

	Cash and	Short-term	Long-term
Security Type	Equivalents	Investments	Investments

Cash	$182,777	$—	$—
Money market funds	58,319	—	—
State and municipal bond obligations	9,174	77,112	—
Auction rate securities — municipal bonds	—	—	23,597
Auction rate securities — student loans	—	—	10,869
Corporate bonds	7,499	11,662	—

Total	$257,769	$88,774	$34,466

For each of the auction rate securities (ARS), we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $34.5 million, and the temporary impairment charge recorded at August 31, 2011 in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $5.4 million.
We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the balance sheet at August 31, 2011. However, based on our cash and short-term investments balance of $346.5 million, our new $150 million revolving credit facility and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.
A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2010 is as follows:
(In thousands)

	Cost	Unrealized	Unrealized	Fair
Security Type	Basis	Gains	Losses	Value

Cash	$154,718	$—	$—	$154,718
Money market funds	122,415	—	—	122,415
State and municipal bond obligations	25,484	207	(10)	25,681
US government and agency securities	10,000	—	—	10,000
Auction rate securities — municipal bonds	27,200	—	(3,560)	23,640
Auction rate securities — student loans	19,000	—	(2,997)	16,003
Corporate bonds	9,418	—	(21)	9,397
Certificates of deposit	185	—	—	185

Total	$368,420	$207	$(6,588)	$362,039

Such amounts are classified on our balance sheet at November 30, 2010 as follows:
(In thousands)

	Cash and	Short-term	Long-term
Security Type	Equivalents	Investments	Investments

Cash	$154,718	$—	$—
Money market funds	122,415	—	—
State and municipal bond obligations	1,926	23,755	—
US government and agency securities	7,500	2,500	—
Auction rate securities — municipal bonds	—	—	23,640
Auction rate securities — student loans	—	—	16,003
Corporate bonds	—	9,397
Certificates of deposit	—	185	—

Total	$286,559	$35,837	$39,643

The fair value of debt securities at August 31, 2011 and November 30, 2010, by contractual maturity, is as follows:
(In thousands)

	Aug. 31, 2011	Nov. 30, 2010

Due in one year or less (1)	$107,523	$70,285
Due after one year	32,390	14,621

Total	$139,913	$84,906

(1)	Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 13 to 31 years.
Investments with continuous unrealized losses and their related fair values are as follows at August 31, 2011:
(In thousands)

		Less Than		12 Months
		12 Months		or Greater	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses

State and municipal bond obligations	$15,292	$(8)	$—	$—	$15,292	$(8)
Auction rate securities — municipal bonds	—	—	23,597	(3,603)	23,597	(3,603)
Auction rate securities — student loans	—	—	10,869	(1,831)	10,869	(1,831)
Corporate bonds	9,068	(12)	—	—	9,068	(12)

Total	$24,360	$(20)	$34,466	$(5,434)	$58,826	$(5,454)

Investments with continuous unrealized losses and their related fair values are as follows at November 30, 2010:
(In thousands)

		Less Than		12 Months
		12 Months		or Greater	Total	Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Security Type	Value	Losses	Value	Losses	Value	Losses

State and municipal bond obligations	$6,506	$(10)	$—	$—	$6,506	$(10)
Auction rate securities — municipal bonds	—	—	23,640	(3,560)	23,640	(3,560)
Auction rate securities — student loans	—	—	16,003	(2,997)	16,003	(2,997)
Corporate bonds	9,397	(21)	—	—	9,397	(21)

Total	$15,903	$(31)	$39,643	$(6,557)	$55,546	$(6,588)

The unrealized losses associated with state and municipal obligations and corporate bonds and notes are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of August 31, 2011.
Note 6: Derivative Instruments
We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. All foreign currency option contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within one year. In the third quarter and first nine months of fiscal 2011, mark-to-market losses of less than $0.1 million and $0.5 million, respectively, on foreign currency option contracts were recorded in other income in the statement of operations.
We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the balance sheet at the end of each reporting period and expire within 90 days. In the third quarter and first nine months of fiscal 2011, realized and unrealized losses of $0.6 million and $2.6 million, respectively, from our forward contracts were recognized in other income in the statement of operations. These losses were substantially offset by realized and unrealized gains on the offsetting positions.
The table below details outstanding foreign currency forward and option contracts at August 31, 2011 where the notional amount is determined using contract exchange rates:
(In thousands)

	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$4,168	$26
Foreign currency forward contracts to purchase U.S. dollars	31,104	(109)
Foreign currency option contracts to purchase U.S. dollars	22,775	—

Total	$58,047	$(83)

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

Note 7: Fair Value Measurements
The following table details the fair value measurements within the fair value hierarchy of our financial assets at August 31, 2011:
(In thousands)

		Fair Value Measurements at the Reporting Date Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
	Aug. 31,	Using Identical	Observable Inputs	Unobservable
Description	2011	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Money market funds	$58,319	$58,319	$—	$—
State and municipal bond obligations	86,286	—	86,286	—
Auction rate securities — municipal bonds	23,597	—	—	23,597
Auction rate securities — student loans	10,869	—	—	10,869
Corporate bonds	19,161	—	19,161	—
Foreign exchange derivatives	(83)	—	(83)	—

Total	$198,149	$58,319	$105,364	$34,466

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

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for each period presented:
(In thousands)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2011	2010	2011	2010

Balance, beginning of period	$34,784	$49,705	$39,643	$58,454
Redemptions and repurchases	(100)	(10,265)	(6,300)	(18,990)
Unrealized (loss) gain included in accumulated other comprehensive income	(218)	264	1,123	240
Unrealized gain on ARS trading securities included in other income	—	1,049	—	1,596
Unrealized loss on put option related to ARS rights offering included in other income	—	(1,049)	—	(1,596)

Balance, end of period	$34,466	$39,704	$34,466	$39,704

Note 8: Comprehensive Income
The components of comprehensive income include, in addition to net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis:
(In thousands)

	Three Months Ended Aug. 31,		Nine Months Ended Aug. 31,
	2011	2010	2011	2010

Net income, as reported	$8,601	$9,244	$47,081	$27,295
Foreign currency translation adjustments	134	2,915	5,086	(6,925)
Unrealized (losses) gains on investments	(100)	169	942	289

Total comprehensive income	$8,635	$12,328	$53,109	$20,659

Note 9: Common Stock Repurchases
We purchased and retired approximately 5,154,000 shares and 1,496,000 shares of our common stock for $134.9 million and $29.3 million in the first nine months of fiscal 2011 and fiscal 2010, respectively.
On June 27, 2011, the Board of Directors increased and extended our stock buyback program by authorizing the repurchase of an additional $100 million of our common stock (or an aggregate of $200 million) until May 31, 2012. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to securities laws, market conditions and other factors. The remaining balance under this authorization was approximately $65 million at August 31, 2011.
Note 10: Goodwill
Goodwill is the amount by which the cost of acquired net assets in a business acquisition exceeded the fair value of net identifiable assets on the date of purchase. Goodwill in certain foreign jurisdictions changes each period due to changes in foreign currency exchange rates. During the first quarter of fiscal 2011, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2010. For purposes of the annual impairment test, we assigned goodwill of $61.1 million to the Application Development Platforms operating segment, $76.8 million to the Enterprise Business Solutions operating segment and $100.4 million to the Enterprise Data Solutions operating segment. All of our operating segments had an estimated fair value that was substantially in excess of the carrying value and none was at potential risk of failing step-one of our goodwill impairment analysis. See Note 11 for a description of each operating segment. Through the date and time our condensed consolidated financial statements were issued, no triggering events have occurred that would indicate that a potential impairment of goodwill exists in any of our operating segments.

Note 11: Segment Information
Operating segments, as defined under generally accepted accounting principles, are components of an enterprise about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. We internally report results to our chief operating decision maker on both a business unit basis and a functional basis. Our business units represent our segments for financial reporting purposes.
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
The following table provides revenue and income (losses) from operations for our reportable segments on an interim basis:
(In thousands)

	Three months ended Aug. 31,		Nine months ended Aug. 31,
	2011	2010	2011	2010

Revenue:
Application Development Platform segment	$79,550	$77,238	$242,523	$243,696
Enterprise Business Solutions segment	30,091	35,097	101,455	87,651
Enterprise Data Solutions segment	18,711	16,480	53,370	53,732
Reconciling items	(18)	(78)	(93)	(1,139)

Total	$128,334	$128,737	$397,255	$383,940

Income (loss) from operations:
Application Development Platform segment	$45,351	$48,719	$140,190	$151,505
Enterprise Business Solutions segment	(18,844)	(4,431)	(34,922)	(30,957)
Enterprise Data Solutions segment	3,959	(4,591)	6,361	(12,207)
Reconciling items	(16,954)	(23,228)	(42,592)	(73,506)

Total	$13,512	$16,469	$69,037	$34,835

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
Revenue attributed to North America includes sales to customers in the United States and Canada and licenses to certain multinational organizations, substantially all of which is invoiced from the United States. Revenue from Europe, Middle East and Africa (EMEA), Latin America and Asia Pacific includes shipments to customers in each region, not including certain multinational organizations, plus export shipments into each region that are billed from the United States. Information relating to revenue from external customers from different geographical areas is as follows:
(In thousands)

	Three months ended Aug. 31,		Nine months ended Aug. 31,
	2011	2010	2011	2010

North America	$59,629	$62,079	$184,567	$181,367
EMEA	48,005	46,422	152,328	144,894
Latin America	10,411	9,579	28,984	28,613
Asia Pacific	10,279	10,657	31,376	29,066

Total	$128,334	$128,737	$397,255	$383,940

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
Note 13: Restructuring Charges
During fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes. Restructurings were undertaken in the first and third quarters of 2010, during which we reduced our global workforce primarily within the development, sales and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain location. During the nine months ended August 31, 2011, we incurred $4.6 million of additional expense. Certain activities related to the third fiscal quarter 2010 restructuring continued through the nine months ended August 31, 2011 and are expected to continue through the end of fiscal 2011. The total costs of the fiscal 2010 restructurings primarily relate to employee severance and facilities related expenses, and are recorded to the restructuring expense line item within our consolidated statements of operations. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.
As part of the restructuring plan, we also increased our investment and expansion of development and administration operations in India, where we have run a successful development organization for several years. As a result of this increased investment and expansion, during the past twelve months, we increased the size of our product development organization in Hyderabad, India, from about a third of our development resources to about half. In connection with this initiative, we moved and added additional product group functions as well as certain administrative functions to India. This expansion in India has resulted in the reduction of our development and administration operations headcount in other geographies in which we operate.
Through these initiatives, we expect to incur aggregate future pre-tax restructuring charges and pre-tax non-recurring transition expenses of approximately $1 million to $2 million over the remaining three months of fiscal 2011, primarily comprising costs for severance, transition costs and consolidation of facilities. The transition expenses are necessary to ramp up the new, more efficient capabilities ahead of switching over from the existing cost structure. We will report these restructuring charges and transition expenses in our financial results as they are incurred during the phase-in period.

A summary of activity for all restructuring actions is as follows:
(In thousands)

	Excess Facilities	Employee Severance
	and Other Costs	and Related Benefits	Total

Balance, December 1, 2010	8,627	4,016	12,643
Additional reserves related to Q3 2010 restructuring and adjustments to initial reserves	1,350	3,277	4,627
Cash disbursements	(4,500)	(5,929)	(10,429)
Translation adjustments and other	638	52	690

Balance, August 31, 2011	$6,115	$1,416	$7,531

The amounts included under cash disbursements for excess facilities costs are net of proceeds received from sublease agreements. The balance of the employee severance and related benefits is expected to be paid over a period of time ending in fiscal 2011. The balance of the excess facilities and related costs is expected to be paid over a period of time ending in fiscal 2013.
For all restructuring reserves described above, the short-term portion of $5.1 million is included in other accrued liabilities and the long-term portion of $2.4 million is included in other non-current liabilities on the balance sheet at August 31, 2011.
Note 14: Line of Credit
On August 15, 2011, we entered into a credit agreement (the Credit Agreement) for an unsecured credit facility with J.P. Morgan and other lenders that matures on August 15, 2016, at which time all amounts outstanding must be repaid. The credit facility provides for a revolving line of credit in the amount of $150 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25 million and swing line loans up to $20 million. The credit facility also permits us to increase the revolving line of credit by up to an additional $75 million subject to receiving further commitments from lenders and certain other conditions. We intend to utilize the line of credit for general corporate purposes, including acquisitions, stock repurchases and working capital.
Revolving loans accrue interest at a per annum rate based on our choice of either (i) the LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) the base rate plus a margin ranging from ..25% to .75%, both depending on our consolidated leverage ratio. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) the LIBOR rate for a one month interest period plus a margin equal to 1.00%. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, at a per annum rate ranging from 0.25% to 0.35%, depending on our consolidated leverage ratio. The loan origination fee and issuance costs incurred upon consummation of the Credit Agreement will be amortized through interest expense over the five-year term of the facility. Other customary fees and letter of credit fees may be charged and will be expensed as they are incurred.
Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay, terminate or reduce the loan commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. The Credit Agreement contains customary affirmative and negative covenants. We are also required to maintain compliance with a consolidated leverage ratio of 3.00 to 1.00 and a consolidated interest coverage ratio of 3.00 to 1.00. As of August 31, 2011, there were no amounts outstanding under the Credit Agreement, and we are in compliance with our covenants.
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
We see the most significant factors impacting our results for the remainder of fiscal 2011 as the macroeconomic climate, our international operations, the success of our shift in selling focus and the success of our product initiative, the Progress RPM suite, each of which is discussed below.
The United States and many foreign economies continue to experience uncertainty driven by varying macroeconomic conditions. Although some of these economies have shown signs of improvement, macroeconomic recovery remains uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, including the European sovereign debt markets and volatility in various markets including the financial services sector. During the third fiscal quarter, some customers, particularly in financial services, delayed software investments in response to this macroeconomic uncertainty. The continuation of this climate could cause our customers to further delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us.
We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have and will continue to significantly impact our results of operations. For example, in the third quarter of fiscal 2011, the year-over-year decrease in the value of the U.S. dollar against most major currencies positively affected the translation of our results into U.S. dollars.
During the past year, we have made a number of investments and changes in our field organization, particularly within our direct field organization, designed to enhance our solution selling capabilities. As a result, we have completed an increasing number of larger transactions. However, we have not yet fully achieved the benefits of these investments and changes, which has negatively impacted our results. In addition, our dependence on larger transactions as a result of our shift to an industry vertical and solutions focus has made us, and is expected to continue to make us, more susceptible to quarter-to-quarter revenue fluctuations. This is because our revenue growth rates, particularly within our EBS business unit, are dependent on our ability to license to direct customers, which can lead to longer deal cycles and potential delays in purchasing decisions as a result of macroeconomic conditions.
During fiscal 2010, we announced a new product initiative, the Progress RPM suite, which is the integration of products within our EBS business unit, and is designed to enable businesses to gain visibility into critical processes, immediately respond to events and continuously improve business performance through the Progress Control Tower, a unified interactive environment. We believe the Progress RPM suite will enhance our competitiveness within our markets and our long-term growth prospects and we achieved significant growth in sales of these products. However, the introduction and integration of new products is a complex process involving inherent risks, and to which we devote significant resources. We cannot predict the impact of new or enhanced products on our overall sales and we may not generate sufficient revenues to justify their costs.
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
During the first nine months of fiscal 2011, there were no significant changes in our critical accounting policies and estimates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2010 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations
The following table provides certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Period-to-Period Change
	Three Months Ended		Nine Months Ended		Three	Nine
	Aug. 31,	Aug. 31,	Aug. 31,	Aug. 31,	Month	Month
	2011	2010	2011	2010	Period	Period

Revenue:
Software licenses	30%	35%	34%	35%	(13)%	0%
Maintenance and services	70	65	66	65	7	6

Total revenue	100	100	100	100	0	3

Costs of revenue:
Cost of software licenses	2	1	2	1	15	25
Cost of maintenance and services	16	14	15	14	15	10
Amortization of acquired intangibles for purchased technology	3	4	3	4	(18)	(22)

Total costs of revenue	21	19	20	19	9	4

Gross profit	79	81	80	81	(2)	3

Operating expenses:
Sales and marketing	35	31	34	32	15	9
Product development	15	17	15	18	(13)	(12)
General and administrative	16	9	12	10	70	20
Amortization of other acquired intangibles	1	2	1	2	(29)	(21)
Restructuring expense	1	9	1	10	(88)	(88)
Acquisition-related expenses	0	0	0	0	*	*

Total operating expenses	68	68	63	72	1	(9)

Income from operations	11	13	17	9	(18)	98
Other income (expense)	(1)	(2)	0	1	(55)	(112)

Income before provision for taxes	10	11	17	10	(14)	72
Provision for income taxes	3	4	5	3	(25)	71

Net income	7%	7%	12%	7%	(7)%	72%

*	not meaningful
Revenue. Our total revenue decreased slightly from $128.7 million in the third quarter of fiscal 2010 to $128.3 million in the third quarter of fiscal 2011. Total revenue would have decreased by 6% if exchange rates had been constant in the third quarter of fiscal 2011 as compared to exchange rates in effect in the third quarter of fiscal 2010. Total revenue increased 3% from $383.9 million in the first nine months of fiscal 2010 to $397.3 million in the first nine months of fiscal 2011. Total revenue would have been flat if exchange rates had been constant in the first nine months of fiscal 2011 as compared to exchange rates in effect in the first nine months of fiscal 2010. Revenue from our Enterprise Business Solutions product line increased in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010, partially offset by a decrease in our Enterprise Data Solutions and Application Development Platforms product lines.
Software license revenue decreased 13% from $44.7 million in the third quarter of fiscal 2010 to $38.7 million in the third quarter of fiscal 2011. Software license revenue would have decreased by 17% if exchange rates had been constant in the third quarter of fiscal 2011 as compared to exchange rates in effect in the third quarter of fiscal 2010. Software license revenue decreased from $136.1 million in the first nine months of fiscal 2010 to $135.5 million in the first nine months of fiscal 2011. Software license revenue would have decreased by 3% if exchange rates had been constant in the first nine months of fiscal 2011 as compared to exchange rates in effect in the first nine months of fiscal 2010. Excluding the impact of changes in exchange rates, the decrease in the first nine months of fiscal 2011 in software license revenue was due to a decrease in our Application Development Platforms product line partially offset by increases in the Enterprise Business Solutions and Enterprise Data Solutions product lines.
Maintenance and services revenue increased 7% from $84.0 million in the third quarter of fiscal 2010 to $89.6 million in the third quarter of fiscal 2011. Maintenance revenue increased 8% and professional services revenue increased 1% in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010. Maintenance and services revenue would have been flat if exchange rates had been constant in the third quarter of fiscal 2011 as compared to exchange rates in effect in the third quarter of fiscal 2010. Maintenance and services revenue increased 6% from $247.8 million in the first nine months of fiscal 2010 to $261.8 million in the first nine months of fiscal 2011. Maintenance and services revenue would have increased by 2% if exchange rates had been constant in the first nine months of fiscal 2011 as compared to exchange rates in effect in the first nine months of fiscal 2010. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue in the first nine months of fiscal 2011 was primarily the result of growth in our installed customer base of maintenance renewals and a slight increase in our professional services revenue primarily from our Enterprise Business Solutions product line.
Total revenue generated in North America decreased 4% from $62.1 million in the third quarter of fiscal 2010 to $59.6 million in the third quarter of fiscal 2011 and represented 48% of total revenue in the third quarter of fiscal 2010 compared to 46% in the third quarter of fiscal 2011. Total revenue generated in markets outside North America increased 3% from $66.7 million in the third quarter of fiscal 2010 to $68.7 million in the third quarter of fiscal 2011 and represented 52% of total revenue in the third quarter of fiscal 2010 compared to 54% in the third quarter of fiscal 2011. Total revenue generated in markets outside North America would have represented 51% of total revenue if exchange rates had been constant in the third quarter of fiscal 2011 as compared to the exchange rates in effect in the third quarter of fiscal 2010. Revenue from two of the three major regions outside North America, consisting of EMEA and Latin America, each increased in the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010, which was partially offset by a decrease in revenue from Asia Pacific.
Total revenue generated in North America increased 2% from $181.4 million in the first nine months of fiscal 2010 to $184.6 million in the first nine months of fiscal 2011 and represented 47% of total revenue in the first nine months of fiscal 2010 and 46% of total revenue in the first nine months of fiscal 2011. Total revenue generated in markets outside North America increased 5% from $202.6 million in the first nine months of fiscal 2010 to $212.7 million in the first nine months of fiscal 2011 and represented 53% of total revenue in the first nine months of fiscal 2010 compared to 54% of total revenue in the first nine months of fiscal 2011. Revenue from the three major regions outside North America, consisting of EMEA, Asia Pacific and Latin America, each increased in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010. Total revenue generated in markets outside North America would have represented 52% of total revenue if exchange rates had been constant in the first nine months of fiscal 2011 as compared to the exchange rates in effect in the first nine months of fiscal 2010.
Cost of Software Licenses. Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses increased 15% from $2.0 million in the third quarter of fiscal 2010 to $2.3 million in the third quarter of fiscal 2011, and increased as a percentage of software license revenue from 5% to 6%. Cost of software licenses increased 25% from $5.7 million in the first nine months of fiscal 2010 to $7.0 million in the first nine months of fiscal 2011, and increased as a percentage of software license revenue from 4% in the first nine months of fiscal 2010 to 5% in the first nine months of fiscal 2011. The increase for the third quarter and first nine months of fiscal 2011 was primarily due to higher royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.
Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services increased 15% from $17.8 million in the third quarter of fiscal 2010 to $20.5 million in the third quarter of fiscal 2011, and increased as a percentage of maintenance and services revenue from 21% to 23%. Cost of maintenance and services increased 10% from $53.1 million in the first nine months of fiscal 2010 to $58.2 million in the first nine months of fiscal 2011, and increased as a percentage of maintenance and services revenue from 21% to 22%. Cost of maintenance and services increased in the third quarter and the first nine months of fiscal 2011 as compared to the third quarter and first nine months of fiscal 2010 due to higher professional services costs associated with higher professional services revenue and the increased investments in the infrastructure of our professional services organization.
Amortization of Acquired Intangibles for Purchased Technology. Amortization of acquired intangibles for purchased technology primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles for purchased technology decreased 18% from $4.9 million in the third quarter of fiscal 2010 to $4.0 million in the third quarter of fiscal 2011. Amortization of acquired intangibles for purchased technology decreased 22% from $15.2 million in the first nine months of fiscal 2010 to $11.9 million in the first nine months of fiscal 2011. The decrease was due to the completion of amortization of certain intangible assets acquired in prior years.
Gross Profit. Our gross profit decreased 2% from $104.0 million in the third quarter of fiscal 2010 to $101.5 million in the third quarter of fiscal 2011. Our gross profit as a percentage of total revenue decreased from 81% in the third quarter of fiscal

2010 compared to 79% in the third quarter of fiscal 2011. Our gross profit increased 3% from $310.0 million in the first nine months of fiscal 2010 to $320.2 million in the first nine months of fiscal 2011. Our gross profit as a percentage of total revenue decreased from 81% in the first nine months of fiscal 2010 compared to 80% in the first nine months of fiscal 2011. The decrease in our gross profit percentage in the third quarter and first nine months of fiscal 2011 was due to the increase in cost of maintenance and services and third party royalties partially offset by lower amortization expense of acquired intangibles for purchased technology, as described above.
Sales and Marketing. Sales and marketing expenses increased 15% from $39.4 million in the third quarter of fiscal 2010 to $45.3 million in the third quarter of fiscal 2011, and increased as a percentage of total revenue from 31% to 35%. Sales and marketing expenses increased 9% from $122.7 million in the first nine months of fiscal 2010 to $134.3 million in the first nine months of fiscal 2011, and increased as a percentage of total revenue from 32% to 34%. The increase in sales and marketing expenses in the third quarter and first nine months of fiscal 2011 was due to higher headcount related expenses and costs associated with investments in the field organization in support of our industry vertical and solutions focus.
Product Development. Product development expenses decreased 13% from $21.9 million in the third quarter of fiscal 2010 to $19.1 million in the third quarter of fiscal 2011, and decreased as a percentage of revenue from 17% to 15%. Product development expenses decreased 12% from $68.5 million in the first nine months of fiscal 2010 to $60.1 million in the first nine months of fiscal 2011, and decreased as a percentage of revenue from 18% to 15%. The decrease in the third quarter and first nine months of fiscal 2011 was primarily due to headcount-related savings from the restructuring activities that occurred in fiscal 2010.
General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 70% from $11.9 million in the third quarter of fiscal 2010 to $20.3 million in the third quarter of fiscal 2011, and increased as a percentage of revenue from 9% to 16%. General and administrative expenses increased 20% from $38.2 million in the first nine months of fiscal 2010 to $45.9 million in the first nine months of fiscal 2011, and increased as a percentage of revenue from 10% to 12%. The increase was primarily due to employee separation costs of $6.4 million related to the amended separation arrangements we entered into with Richard D. Reidy, our President and Chief Executive Officer. The separation costs included a charge $3.9 million of stock-based compensation and $2.5 million of future cash payments.
Restructuring Expenses. Restructuring expenses decreased from $11.5 million in the third quarter of fiscal 2010 to $1.4 million in the third quarter of fiscal 2011. Restructuring expenses decreased from $37.5 million in the first nine months of fiscal 2010 to $4.6 million in the first nine months of fiscal 2011. Restructuring expenses in the third quarter and the first nine months of fiscal 2011 included ongoing costs related to decisions from the Q3 2010 restructuring activities. Restructuring expenses in the first nine months of fiscal 2010 also included employee severance, excess facilities costs for unused space and termination costs of automobile leases for terminated employees in connection with the large work-force reductions undertaken in fiscal 2010.
Amortization of Other Acquired Intangibles. Amortization of other acquired intangibles primarily represents the amortization of value assigned to non-technology-related intangible assets obtained in business combinations. Amortization of other acquired intangibles decreased from $2.7 million in the third quarter of fiscal 2010 to $1.9 million in the third quarter of fiscal 2011. Amortization of other acquired intangibles decreased from $7.8 million in the first nine months of fiscal 2010 to $6.2 million in the first nine months of fiscal 2011. The decrease in the third quarter and first nine months of fiscal 2011 was due to the completion of amortization of certain intangible assets acquired in prior years.
Acquisition-related Expenses. Acquisition-related expenses in the first nine months of fiscal 2010 primarily relate to the transaction costs, primarily professional services fees, associated with the acquisition of Savvion.
Income (loss) From Operations. Income from operations decreased from $16.5 million in the third quarter of fiscal 2010 to $13.5 million in the third quarter of fiscal 2011. Income from operations increased from $35.8 million in the first nine months of fiscal 2010 to $69.0 million in the first nine months of fiscal 2011. The increase in the first nine months of fiscal 2011 as compared to the first nine months of fiscal 2010 was primarily the result of higher revenue and costs savings associated with our restructuring activities, partially offset by the restructuring charges that occurred in the first and third quarters of 2010.
On a segment basis, operating income from our Application Development Platforms business unit decreased 7% from $48.7 million in the third quarter of fiscal 2010 to $45.4 million in the third quarter of fiscal 2011. The operating loss from our Enterprise Business Solutions business unit increased from $(4.4) million in the third quarter of fiscal 2010 to $(18.8) million in the third quarter of fiscal 2011. The operating income (loss) from our Enterprise Data Solutions business unit increased from a loss of $(4.6) million in the third quarter of fiscal 2010 to income of $4.0 million in the third quarter of fiscal 2011.

Operating income from our Application Development Platforms business unit decreased 7% from $151.5 million in the first nine months of fiscal 2010 to $140.2 million in the first nine months of fiscal 2011. The operating loss from our Enterprise Business Solutions business unit increased from $(31.0) million in the first nine months of fiscal 2010 to $(34.9) million in the first nine months of fiscal 2011. The operating income (loss) from our Enterprise Data Solutions business unit increased from a loss of $(12.2) million in the first nine months of fiscal 2010 to income of $6.4 million in the first nine months of fiscal 2011. See further discussion of segment reporting in footnote 12 of the condensed consolidated financial statements included in this report.
Other Income (Expense). Other income, primarily consisting of interest income and foreign currency gains and losses, decreased from $(1.7) million in the third quarter of fiscal 2010 to $(0.8) million in the third quarter of fiscal 2011. Other income decreased from $5.0 million in the first nine months of fiscal 2010 to $(0.6) million in the first nine months of fiscal 2011. The decrease in the first nine months of fiscal 2011 was primarily due to the increase in the value of our foreign currency average rate option contracts and an insurance settlement gain related to a pre-acquisition contingency assumed as part of a prior acquisition, both of which occurred in fiscal 2010.
Provision for Income Taxes. Our effective tax rate was 31.2% in the first nine months of 2011 as compared to 31.4% in the first nine months of fiscal 2010. The effective tax rate in the first nine months of fiscal 2011 included a tax benefit of $2.0 million related to qualifying research and development activities from the period January 2010 through November 2010 offset by the shift of taxable income to jurisdictions with higher tax rates.
Liquidity and Capital Resources
Cash and Short-term Investments
At the end of the third quarter of fiscal 2011, our cash and short-term investments totaled $346.5 million. The increase of $24.1 million since the end of fiscal 2010 was primarily due to cash generated from operations and issuances of common stock upon exercise of stock options, partially offset by cash used for share repurchases. As of August 31, 2011 we had cash and cash equivalents of $157.4 million held in accounts outside the United States which would be subject to taxation in the United States if repatriated, principally offset by foreign tax credits.
On August 15, 2011, we entered into a credit agreement (the Credit Agreement) for an unsecured credit facility with J.P. Morgan and other lenders that matures on August 15, 2016, at which time all amounts outstanding must be repaid. The credit facility provides for a revolving line of credit in the amount of $150 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25 million and swing line loans up to $20 million. The credit facility also permits us to increase the revolving line of credit by up to an additional $75 million subject to receiving further commitments from lenders and certain other conditions. We intend to utilize the line of credit for general corporate purposes, including acquisitions, stock repurchases and working capital.
Revolving loans accrue interest at a per annum rate based on our choice of either (i) the LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) the base rate plus a margin ranging from ..25% to .75%, both depending on our consolidated leverage ratio. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) the LIBOR rate for a one month interest period plus a margin equal to 1.00%. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, at a per annum rate ranging from 0.25% to 0.35%, depending on our consolidated leverage ratio. The loan origination fee and issuance costs incurred upon consummation of the Credit Agreement will be amortized through interest expense over the five-year term of the facility. Other customary fees and letter of credit fees may be charged and will be expensed as they are incurred.
Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay, terminate or reduce the loan commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. The Credit Agreement contains customary affirmative and negative covenants. We are also required to maintain compliance with a consolidated leverage ratio of 3.00 to 1.00 and a consolidated interest coverage ratio of 3.00 to 1.00. As of August 31, 2011, there were no amounts outstanding under the Credit Agreement, and we are in compliance with our covenants.
Auction Rate Securities
In addition to the $346.5 million of cash and short-term investments, we had investments with a fair value of $34.5 million related to auction rate securities (ARS) that are classified as long-term investments. These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 31 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 13 to 31 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.
Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At November 30, 2010, our ARS investments classified as long-term investments totaled $46.2 million at par value. During the first nine months of fiscal 2011, noncurrent ARS totaling $6.3 million were redeemed at par by the issuers, resulting in a net reduction of the par value of our ARS investments classified as long-term investments to $39.9 million. These ARS are classified as available-for-sale securities.
For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $34.5 million at August 31, 2011, and we have recorded a temporary impairment charge in accumulated other comprehensive income of $5.4 million to reduce the value of our available-for-sale ARS investments.
We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on our consolidated balance sheet at August 31, 2011. Based on our cash and short-term investments balance of $346.5 million, our new revolving credit facility and expected operating cash flows, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.
Cash Flows from Operations
We generated $118.1 million in cash from operations in the first nine months of fiscal 2011 as compared to $70.5 million in the first nine months of fiscal 2010. The increase in cash generated from operations in the first nine months of fiscal 2011 over the first nine months of fiscal 2010 was primarily due to improvements in working capital, primarily accounts receivable, and higher profitability.
A summary of our cash flows from operations for the first nine months of fiscal years 2011 and 2010 is as follows:
(In thousands)

	2011	2010

Net income	$47,081	$27,295
Depreciation, amortization and other noncash charges	43,387	44,552
Tax benefit (deficiency) from stock plans	1,947	2,572
Changes in operating assets and liabilities	25,713	(3,884)

Total	$118,128	$70,535

Accounts receivable decreased by $35.4 million from the end of fiscal 2010. Accounts receivable days sales outstanding, or DSO, was the same at 59 days at the end of the third quarter of fiscal 2011 as compared to the end of the third quarter of fiscal 2010 and decreased fifteen days from the end of fiscal 2010. We target a DSO range of 60 to 80 days.
Cash Flows from Investing and Financing Activities
As described above, on August 15, 2011, we entered into a Credit Agreement (the Credit Agreement) for an unsecured credit facility with J.P. Morgan and other lenders that matures on August 15, 2016, at which time all amounts outstanding must be repaid. The credit facility provides for a revolving line of credit in the amount of $150 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25 million and swing line loans up to $20 million. The credit facility also permits the Company to increase the revolving line of credit by up to an additional $75 million subject to receiving further commitments from lenders and certain other conditions. As of August 31, 2011, there were no amounts outstanding under the line of credit..

We purchased property and equipment totaling $14.0 million in the first nine months of fiscal 2011 as compared to $7.1 million in the first nine months of fiscal 2010. The purchases consisted primarily of computer equipment and software and building and leasehold improvements.
We purchased and retired approximately 5,154,000 shares and 1,496,000 shares of our common stock for $134.9 million and $29.3 million in the first nine months of fiscal 2011 and fiscal 2010, respectively.
We received $41.5 million in the first nine months of fiscal 2011 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $67.8 million in the first nine months of fiscal 2010.
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
Liquidity Outlook
We believe that existing cash balances together with funds generated from operations and our new revolving credit facility will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned acquisitions, capital expenditures, lease commitments, restructuring obligations, debt payments and other long-term obligations) through at least the next twelve months.
Revenue Backlog
Our aggregate revenue backlog at August 31, 2011 was approximately $167 million, of which $150 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At August 31, 2011, the remaining amount of backlog of approximately $17 million was composed of multi-year licensing arrangements, which are not included on the balance sheet and not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
Our aggregate revenue backlog at August 31, 2010 was approximately $159 million, of which $138 million was included on our balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At August 31, 2010, the remaining amount of backlog of approximately $21 million was composed of multi-year licensing arrangements of approximately $16 million and open software license orders received but not shipped of approximately $5 million, which are not included on the balance sheet and not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
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
Recent Accounting Pronouncements
Testing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2011-08 on our consolidated financial statements.
Presentation of Comprehensive Income
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. The adoption of ASU 2011-05 is not anticipated to have any impact on our financial position or results of operations.
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 7 below). ASU 2011-04 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. The adoption of ASU 2011-04 is not anticipated to have any impact on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the first nine months of fiscal 2011, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2010 for a more complete discussion of the market risks we encounter.
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
(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our new revolving credit facility contains certain restrictions that may limit our ability to operate our business.
On August 15, 2011, we entered into a credit agreement for a $150 million revolving credit facility. The agreements governing this revolving credit facility contain, and any other future loan agreement we enter into may contain, restrictive covenants that limit our ability to operate our business, including, in each case subject to certain exceptions, restrictions on our ability to:
•	incur indebtedness;

•	make acquisitions or dispositions

•	grant liens;

•	enter into certain mergers or sell all or substantially all of our assets;

•	make certain payments on our equity, including paying dividends;

•	make investments;

•	change our business;

•	enter into transactions with our affiliates; and

•	enter into certain restrictive agreements.

In addition, the revolving credit facility requires us to comply with various financial covenants and additional affirmative and negative covenants. Our ability to comply with these covenants is dependent upon our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. If we are not able to comply with these covenants and there are then amounts outstanding under the revolving credit facility, we would be required to repay all such outstanding amounts. We would also not be allowed to borrow additional amounts under the revolving credit facility. If our cash is utilized to repay the outstanding amount under the revolving credit facility, we could experience an immediate reduction in working capital available to operate our business, which could be significant.
As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us, such as strategic acquisitions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Items 2(a) and 2(b) are not applicable.
(c) Stock Repurchases
Information related to our repurchases of our common stock by month in the third quarter of fiscal 2011 is as follows:
(in thousands, except per share data)

			Total Number of	Approximate Dollar Value
			Shares Purchased	Of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period:	Purchased	per Share	or Programs	Programs (1)

June 2011	—	—	—	$135,101
July 2011	1,703	$25.42	1,703	91,818
August 2011	1,258	$21.23	1,258	65,108

Total	2,961	$23.64	2,961	$65,108

(1)	On October 1, 2010, the Board of Directors authorized, for the period from October 1, 2010 through September 30, 2011, the purchase of up to $100 million of our common stock, at such times that management deems such purchases to be an effective use of cash. On June 27, 2011, the Board of Directors increased and extended our stock buyback program by authorizing the repurchase of an additional $100 million of our common stock (or an aggregate of $200 million) until May 31, 2012. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at our discretion, subject to securities laws, market conditions and other factors. The remaining balance under this authorization was approximately $65 million at August 31, 2011.

Item 6. Exhibits
The following exhibits are filed or furnished as part of this quarterly report on Form 10-Q:

Exhibit No.	Description
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Richard D. Reidy

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act — Charles F. Wagner, Jr.

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101***	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2011 and November 30, 2010; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended August 31, 2011 and August 31, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2011 and August 31, 2010 and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated: October 11, 2011	/s/ Richard D. Reidy
Richard D. Reidy
President and Chief Executive Officer (Principal Executive Officer)

Dated: October 11, 2011	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)

Dated: October 11, 2011	/s/ Chris B. Andersen
Chris B. Andersen
Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)