Form 10-K
period 2011-11-30
PROGRESS SOFTWARE CORP /MA
filed 2012-01-30
CIK 876167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,800,000,000.

As of January 23, 2012, there were 61,995,000 common shares outstanding.

Documents Incorporated By Reference

Portions of the definitive Proxy Statement in connection with the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2011

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

Item 1. Business

Overview

We are a global enterprise software company that enables organizations to achieve higher levels of business performance by improving operational responsiveness. Operational responsiveness is the ability of business processes and systems to respond to changing business conditions and customer interactions as they occur. We offer a portfolio of best-in-class, real-time software solutions providing enterprises with significantly improved operational responsiveness within all events and activities that they participate. A key offering is the Progress® Responsive Process Management (Progress RPM®) suite that provides comprehensive visibility and insight into business systems and processes, event processing to respond to events that could affect performance, and business process management enabling companies to continually improve business processes without disruption to their ongoing operations or technology infrastructure. Progress RPM enables enterprises to achieve a higher level of business performance.

We also provide enterprise data solutions (data access and integration) and application development platforms (for application development and management, and software-as-a-service (SaaS) enablement). We maximize the benefits of operational responsiveness while minimizing information technology (IT) complexity and total cost of ownership. Additionally, we provide independent software vendors and end-user organizations software platform technology so that they can develop, deploy and manage sophisticated business applications in complex business environments.

We have three segments: Application Development Platforms, Enterprise Business Solutions and Enterprise Data Solutions. Our products comply with open standards, deliver high levels of performance and scalability and provide a low total cost of ownership. Our products are generally sold as perpetual licenses, but certain products and business activities also use term or subscription licensing models.

Our Application Development Platforms segment includes the Progress OpenEdge® product set which enables independent software vendors (ISVs) and end-user organizations to develop, deploy and manage sophisticated business applications in complex business environments. OpenEdge capabilities continue to expand to include the addition of Business Process Management (BPM) functionality and the ability for our partners to develop dynamic solutions that incorporate business process and integration capabilities across multiple platforms and devices in a secure manner. Whether deployed on-premise, via mobile devices or in the Cloud using the Progress® Arcade™ portal, we offer our customers and ISV partners a single, integrated, development platform that provides significant cost savings and increased productivity. The Progress Orbix® and Progress ObjectStore® products are also part of this segment.

Our Enterprise Business Solutions segment includes solutions that provide responsive integration, business transaction management and real-time business visibility, business event processing, and business process management. Products in this segment include the Progress Control Tower®, the Progress Apama® event processing platform, the Progress Actional® business transaction management platform, the Progress Savvion® business process management suite, the Progress Sonic® integration products and the FuseSource™ open source infrastructure products. The integration of some or all of these products in the Progress RPM suite delivers immediate and actionable insight into business operations using the Progress Control Tower™, a unified, interactive interface.

The Progress RPM suite enables business users to gain visibility into critical processes, immediately respond to events, and continuously improve business performance without disruption to existing infrastructure. Additionally during fiscal 2011, we enhanced our Business Rules Management System (BRMS) capabilities through the acquisition of Corticon Technologies, Inc. (Corticon). Corticon is recognized as a leading BRMS vendor that enables organizations to make better, faster decisions by automating business rules. Corticon’s patented “no-coding” rules engine automates sophisticated decision processes, empowering organizations to increase efficiencies, operate more responsively and reduce rule development and change cycles.

Our Enterprise Data Solutions segment helps drive operational responsiveness by delivering the right information, in the right form, at the right time. This segment includes solutions and products that provide data management, data integration, replication, caching, access, and security capabilities spanning multiple data sources. Enterprise Data Solutions enables enterprises to solve three important challenges: (1) access and integrate fragmented enterprise data and deliver actionable information in real time; (2) leverage mainframe data and applications with different architectures; and (3) connect applications on various platforms to numerous data sources. Products in this segment include Progress Data Services, Progress DataDirect Connect® and Progress DataDirect® Shadow®.

Approximately half of our worldwide license revenue is realized through relationships with indirect channel partners, principally application partners and original equipment manufacturers (OEMs). Application partners are ISVs that develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. These application partners sell business applications in diverse industries such as manufacturing, distribution, financial services, retail, government and health care. OEMs are companies that embed our products into their own software products or devices. We operate in North America, Latin America, Europe, Middle East, Africa (EMEA) and the Asia Pacific region through local subsidiaries as well as independent distributors.

Our Products

For financial information relating to segments and international operations, see Note 14 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K. The following descriptions detail our significant products within each segment:

Application Development Platforms:

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

We recently launched OpenEdge 11, which includes patent-pending multi-tenancy built in to the database along with enhanced integration with our Progress Arcade Portal and enhanced support for mobile devices, all of which respond to the heavy demand of our partners to test and deliver their solutions in a multi-tenant Cloud environment and through mobile devices. In addition, OpenEdge 11 includes tighter integration with our Business Process Management functionality, allowing our partners to modernize their applications with the latest agile business-focused technology.

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

Enterprise Business Solutions:

Progress® Responsive Process Management

The Progress RPM® suite delivers immediate and actionable insight into business operations through the Progress Control Tower. The Progress RPM suite enables business users to gain comprehensive visibility into critical processes, immediately respond to events, and continuously improve business performance without disruption to existing infrastructure. An important offering associated with the RPM suite are solution accelerators, which are a unique capability of pre-built, industry-specific, dynamic applications layered on the Progress RPM suite developed specifically for selected industries. These solution accelerators allow business users to define their business processes based on best-in-class industry practices.

Progress Control Tower®

The Progress Control Tower® is a unified, interactive business control panel that gives business users the tools needed to view what is happening within their business and the ability to assess how to improve it. This fully configurable, feature-rich, interactive framework delivers visibility into key performance indicators (KPIs) and the ability to raise alerts and act on them in real-time. Users can also create and model business processes that can then be monitored and improved dynamically.

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

Progress® Savvion®

Progress® Savvion® BusinessManager is one of the leading business process management software products with tools that provide an efficient way for customers to drive business process innovation. Savvion provides customers the tools to create and optimize process-driven solutions and flexible interfaces to manage daily work with real-time visibility into business processes.

Progress® Corticon®

On October 28, 2011, we completed the acquisition of Corticon, a leading BRMS vendor that enables organizations to make better, faster decisions by automating business rules. Corticon’s patented “no-coding” rules engine automates sophisticated decision processes, empowering organizations to increase efficiencies, operate more responsively and reduce rule development and change cycles. The purpose of the acquisition was to enhance and expand the product offerings within the Enterprise Business Solutions segment.

FuseSource™

FuseSource™ products provide customers with access to professional open source integration and messaging software through a subscription model. We established FuseSource Corp. in October 2010 to operate as a wholly owned subsidiary for the Fuse products. FuseSource subscriptions include certified distributions of Apache Software Foundation projects, professional documentation, enterprise-level support and tools to allow management and metering. FuseSource offers the following certified Apache distributions: Fuse ESB® for enterprise integration projects, Fuse Message Broker® for enabling communications between applications and service components, Fuse Services Framework® for enabling Web services and Fuse Mediation Router® for enabling orchestration and routing.

Enterprise Data Solutions:

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

For example, some of our newer products require a higher level of development, distribution and support expenditures, on a percentage of revenue basis, than some of our other more established products. If revenue generated from these products does not grow as a percentage of our total revenue and if the expenses associated with these products do not decrease on a percentage of revenue basis, then our operating margins will be adversely affected.

Our product development staff consisted of 641 employees as of November 30, 2011. We have five primary development offices in North America, three primary development offices in EMEA and two primary development offices in India. We spent $80.7 million, $90.6 million, and $93.3 million in fiscal years 2011, 2010, and 2009, respectively, on product development. Development expenses decreased in fiscal year 2011 primarily as a result of our off-shoring activities described below.

In 2010, we undertook an initiative to increase our investment and expand our development operations off-shore. We increased the size of our development organization in Hyderabad, India, from about a third of our development resources to about half, in order to maximize resources and manage our development costs as we increase overall research and development headcount and bandwidth in our key product areas. We moved and added additional product group functions as well as certain administrative functions to India. This expansion in India resulted in the reduction of our development and administration operations headcount in all other geographies in which we operate.

Customers

We market our products globally through channels: direct to end-users and indirect to ISVs (named Progress Application Partners), OEMs, and System Integrators. Purchasers of our solutions and products through our direct sales force are generally either business managers or IT managers in corporations and government agencies. In addition, we market our products through indirect channels, primarily application partners, and to OEMs who embed our products as part of an integrated solution. We use international distributors in certain locations where we do not have a direct presence. During fiscal 2011, 45% of our software license revenue was to direct end-users and 55% was through indirect channels. No single customer has accounted for more than 10% of our total revenue in any of our last three fiscal years.

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

Sales and Marketing

We sell our products and solutions through our direct global field operations, which comprise sales, service and support personnel, worldwide. Additionally, we sell our products and solutions through independent distributors in certain locations outside North America. We have sold our products and solutions to enterprises in over 180 countries. The global field operations and field marketing groups are organized by region and then by direct and indirect channels. We operate by region in the Americas, EMEA and Asia Pacific. We believe that this structure allows us to maintain direct contact with our customers and support their diverse market requirements. Our international operations provide focused local sales, support and marketing efforts and are able to respond directly to changes in local conditions.

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

Our marketing personnel conduct a variety of marketing engagement programs designed to create demand for our products, enhance the market readiness of our products, raise the general awareness of our company and our products and solutions, generate leads for the global field operations organization and promote our various products. These programs include press relations, analyst relations, investor relations, digital/web marketing, marketing communications, participation in trade shows and industry conferences, and production of sales and marketing literature. We also hold global events, such as Progress Revolution held in September 2011, which was the first annual combined partner and customer event in Boston, Massachusetts, as well as regional user events in various locations throughout the world.

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

Competition

The computer software industry is intensely competitive. We experience significant competition from a variety of sources with respect to all of our products. We believe that the breadth and integration of our product offerings have become increasingly important competitive advantages. Other factors affecting competition in the markets we serve include product performance in complex applications, application solutions, vendor experience, ease of integration, price, training and support.

We compete in various markets with a number of entities, such as IBM Corporation, Microsoft Corporation, Oracle Corporation, and Tibco Software Inc., which include database vendors offering development tools in conjunction with their database systems, numerous enterprise infrastructure vendors providing integration technologies, messaging products, event processing products, business process management products and business visibility tools. We believe that Oracle, Microsoft and IBM currently dominate the database market and that IBM currently dominates the messaging market. We do not believe that there is a dominant vendor in the other infrastructure software markets. Some of our competitors have greater financial, marketing or technical resources than we have and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our revenue and market presence.

Copyrights, Trademarks, Patents and Licenses

We rely upon a combination of contractual provisions and copyright, patent, trademark and trade secret laws to protect our proprietary rights in our products. We generally distribute our products under software license agreements that grant customers a perpetual nonexclusive license to use our products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. We also distribute our products through various channel partners, including Application Partners, OEMs, and System Integrators. We also license our products under term or subscription arrangements. In addition, we attempt to protect our trade secrets and other proprietary information through agreements with employees, consultants and channel partners. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

We seek to protect the source code of our products as trade secrets and as unpublished copyrighted works. We hold over 71 patents covering portions of our products. We also have approximately 37 patent applications for some of our other product technologies. Where possible, we seek to obtain protection of our product names and service offerings through trademark registration and other similar procedures throughout the world.

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

Employees

As of November 30, 2011, we had 1,744 employees worldwide, including 548 in sales and marketing, 366 in customer support and services, 641 in product development and 189 in administration. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in those jurisdictions. We have experienced no work stoppages and believe our relations with employees are good.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers.

Name	Age	Position

Jay H. Bhatt	43	President and Chief Executive Officer and Director
Joseph A. Andrews	55	Senior Vice President, Human Resources
Antonio J. Aquilina	44	Senior Vice President, Strategy and Corporate Development
John Bates	41	Executive Vice President and Chief Technology Officer
David A. Benson	52	Executive Vice President and Chief Information Officer
Gary G. Conway	58	Executive Vice President and Chief Marketing Officer
John P. Goodson	47	Senior Vice President, Products
Craig Newfield	48	Senior Vice President and General Counsel
Charles F. Wagner, Jr.	43	Executive Vice President, Finance and Administration and Chief Financial Officer

Mr. Bhatt became our President and Chief Executive Officer in December 2011. Prior to that time, from February 2004 until November 2011, Mr. Bhatt was Senior Vice President at Autodesk, Inc., a leader in 3D, design, engineering and entertainment software, where he served as Senior Vice President of the global Architecture, Engineering and Construction Solutions Division at Autodesk, Inc.

Mr. Andrews became Senior Vice President, Human Resources in April 2010. Prior to that time, Mr. Andrews was Vice President, Human Resources, a position he held since he joined us in February 1997.

Mr. Aquilina became Senior Vice President, Strategy and Corporate Development on January 9, 2012. Prior to that time, from February 2011 until January 2012, Mr. Aquilina was Vice President of Corporate Development at Autodesk, Inc., where he was employed beginning in 2005. From 2005 until February 2011, Mr. Aquilina was Director of Business Development within the Architecture, Engineering and Construction Services Division at Autodesk, Inc.

Dr. Bates became Executive Vice President and Chief Technology Officer in March 2011. Prior to that time, Dr. Bates was Senior Vice President, Chief Technology Officer and Head of Corporate Development, a position he was appointed to in December 2009. Prior to that time, Dr. Bates was Vice President and General Manager, Apama Division from July 2007 to November 2009. Prior to that time, he was Vice President, Apama Products. Dr. Bates co-founded Apama Limited, a predecessor company acquired by Progress, in 1995.

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

Mr. Goodson became Senior Vice President, Products in October 2010 and has acted as our Interim Chief Product Officer since that time. Prior to that time, from June 2010 until October 2010, Mr. Goodson was Senior Vice President and General Manager, Enterprise Data Solutions and Enterprise Business Solutions. In April 2009, Mr. Goodson became a Senior Vice President. Mr. Goodson had been a Vice President and General Manager, DataDirect Technologies Division since December 2007. Prior to December 2007, Mr. Goodson was Vice President, Product Operations, for DataDirect Technologies Division. Mr. Goodson joined DataDirect Technologies Limited, a predecessor company acquired by Progress, in 1992.

Mr. Newfield became our Senior Vice President and General Counsel in September 2011. Prior to that time, Mr. Newfield was Vice President and General Counsel at Acronis Inc., a leading provider of back-up, disaster, recovery and security solutions for IT systems and data, with whom he was employed from September 2010 until September 2011. Prior to that time, Mr. Newfield was Vice President and General Counsel at AMICAS, Inc., a provider of medical image and information management solutions for imaging centers, ambulatory care facilities and radiology practices, from March 2009 until June 2010. Prior to that time, Mr. Newfield was Vice President and General Counsel at Gomez, Inc., an on-demand provider of Internet website monitoring services, from November 2007 until May 2008.

Mr. Wagner became Executive Vice President, Finance and Administration and Chief Financial Officer in November 2010. Prior to that time, Mr. Wagner served as Corporate Vice President and Chief Financial Officer of Millipore Corporation from August 2007 to July 2010, when the company was acquired by Merck KGaA. Mr. Wagner joined Millipore in December 2002 as Director of Strategic Planning and Business Development and was appointed Vice President, Strategic Planning and Business Development in March 2003, serving in this role until his appointment as Chief Financial Officer of Millipore.

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

Our revenue and quarterly results may fluctuate, which could adversely affect our stock price. We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include:

•	changes in demand for our products;

•	introduction, enhancement or announcement of products by us or our competitors;

•	market acceptance of our new products;

•	the growth rates of certain market segments in which we compete;

•	size and timing of significant orders;

•	budgeting cycles of customers;

•	mix of distribution channels;

•	mix of products and services sold;

•	mix of international and North American revenues;

•	fluctuations in currency exchange rates;

•	changes in the level of operating expenses;

•	the amount of our stock-based compensation;

•	changes in management;

•	restructuring programs;

•	reorganizations of our sales force;

•	completion or announcement of acquisitions by us or our competitors;

•	customer order deferrals in anticipation of new products announced by us or our competitors; and

•	general economic conditions in regions in which we conduct business.

Revenue forecasting is uncertain, and the failure to meet our forecasts could result in a decline in our stock price. Our revenues, particularly new software license revenues, are difficult to forecast. We use a pipeline system to forecast revenues and trends in our business. We monitor the status of potential business and estimate when a customer will make a purchase decision, the dollar amount of the sale and the products or services to be sold. These estimates are aggregated periodically to generate the pipeline. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the conversion rate of the pipeline into contracts can be difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and materially adversely impact our business or our planned results of operations. Furthermore, most of our expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in our revenue, or failure to achieve the anticipated rate of growth, would have a material adverse effect on our profitability. If our operating results do not meet our publicly stated guidance, if any, or the expectations of investors, our stock price may decline.

Weakness in the U.S. and international economies may result in fewer sales of our products and may otherwise harm our business. We are subject to the risks arising from adverse changes in global economic conditions, especially those in the U.S., Europe and the Asia-Pacific region. The past three years have been characterized by weak global economic conditions, tightening of credit markets and instability in the financial markets. If these conditions continue or worsen, customers may delay, reduce or forego technology purchases, both directly and through our application partners and OEMs. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations and financial condition.

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

Other potential risks inherent in our international business include:

•	longer payment cycles;

•	credit risk and higher levels of payment fraud;

•	greater difficulties in accounts receivable collection;

•	varying regulatory requirements;

•	compliance with international and local trade, labor and export control laws;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;

•	restrictions on the transfer of funds;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	reduced or minimal protection of intellectual property rights in some countries;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;

•	economic instability in emerging markets; and

•	potentially adverse tax consequences.

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

We are substantially dependent on our Progress OpenEdge products. We derive a significant portion of our revenue from software license and maintenance revenue attributable to our Progress OpenEdge product set. Accordingly, our future results depend on continued market acceptance of OpenEdge. If new technologies emerge that are superior to, or more responsive to customer requirements, than OpenEdge such that we are unable to maintain OpenEdge’s competitive position within its marketplace, this will have a material adverse effect on our business, financial condition and operating results.

Our newest product initiative, the Progress RPM suite, may not generate the revenues we expect. During 2010, we announced a new product initiative, the Progress RPM suite, which is designed to enable businesses to gain visibility into critical processes, immediately respond to events and continuously improve business performance. We believe Progress RPM will enhance our competitiveness within our markets and our long-term growth prospects. If we are not successful in the execution of this new product initiative or if the customer demand for Progress RPM is not as we expect, our revenue growth will be adversely impacted.

We are investing heavily in sales and professional services in anticipation of a continued increase in license arrangements, and we may experience decreased profitability or losses if we are unsuccessful in increasing the value of our license arrangements in the future. We have been increasing our investment in sales and marketing to meet increasing demand by hiring additional sales and services personnel. We anticipate that we will need to provide our customers with more professional services, training, and maintenance particularly with respect to our newest product initiative, the Progress RPM suite. These investments have resulted in increased fixed costs that do not vary with the level of revenue. If the increased demand for our products does not continue, we could experience decreased profitability or losses as a result of these increased fixed costs.

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

If our security measures are breached, our products and services may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure. Our products and services involve the storage and transmission of our customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data or our customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, increased costs to defend litigation or damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose customers.

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

We may have exposure to additional tax liabilities. As a multinational corporation, we are subject to income taxes in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our income tax returns are routinely subject to audits by tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine our tax estimates, a final determination of tax audits or tax disputes could have an adverse effect on our results of operations and financial condition.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes in the U.S. and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our results of operations and financial condition.

In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have a material adverse impact on our financial results.

We are required to comply with certain financial and operating covenants under our credit facility and any failure to comply with those covenants could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility. Under the terms of our credit facility, we may borrow up to $150.0 million (with an accordion feature that allows us to borrow up to an additional $75.0 million if the existing or additional lenders agree), repay the same in whole or in part and re-borrow at any time through August 15, 2016, at which time any amounts outstanding will be due and payable in full. As of November 30, 2011, there were no amounts outstanding under the revolving line and $0.2 million of letters of credit. We may wish to borrow amounts under the facility in the future to support our operations, including for strategic acquisitions.

We are required to comply with specified financial and operating covenants, which may limit our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet any payment obligations under the facility could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow funds, we will be unable to borrow funds.

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

Item 2. Properties

We own our principal administrative, sales, support, marketing, product development and distribution facilities, which are located in three buildings totaling approximately 258,000 square feet in Bedford, Massachusetts. In addition, we maintain offices in leased facilities in approximately 9 other locations in North America and approximately 23 locations outside North America. The terms of our leases generally range from one to six years. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed.

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material effect on our consolidated financial position or results of operations.

On January 21, 2010, JuxtaComm-Texas Software, LLC (JuxtaComm) filed a complaint in the Eastern District of Texas against Progress Software, two of our subsidiaries and 19 other defendants, alleging infringement of JuxtaComm’s US patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). In its amended complaint, JuxtaComm alleges that certain of the products within our Sonic, FuseSource, DataDirect Connect and DataServices product sets infringe JuxtaComm’s patent. In its complaint, JuxtaComm seeks unspecified monetary damages and permanent injunctive relief.

In May 2010, we filed a response to this complaint in which we denied all claims. The discovery phase of this litigation was completed in November 2011 and trial was scheduled to begin on January 9, 2012. However, on December 2, 2011, the court issued a so-called Markman ruling, in which all disputes are resolved regarding interpretations of the patent. In the ruling, the court agreed with us on a key issue which would eliminate us from the case. On December 8, 2011, the court issued an order staying the case until February 1, 2012 and gave JuxtaComm until February 1, 2012 to articulate an alternative theory and postponed the trial to an unspecified future date to fall in the second or third quarter of 2012.

We intend to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action, however, we are unable to estimate a range of potential loss at this time.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the NASDAQ Global Select Market under the symbol PRGS.

Year Ended November 30,	2011		2010
	High	Low	High	Low

First Quarter	$31.47	$25.45	$20.34	$16.06
Second Quarter	30.39	25.83	23.29	18.58
Third Quarter	27.23	18.48	22.39	17.64
Fourth Quarter	22.45	16.71	26.30	17.97

We have not declared or paid cash dividends on our common stock and we do not plan to pay cash dividends to our shareholders in the near future. As of December 31, 2011, our common stock was held by approximately 300 shareholders of record.

Information related to our repurchases of our common stock by month in the fourth quarter of fiscal 2011 is as follows:

(In thousands, except per share data)
Period:	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

September 2011	253	$18.08	253	$60,530
October 2011	2,705	20.23	2,705	5,821
November 2011	279	20.87	279	—

Total	3,237	$20.12	3,237	—

(1)	On October 1, 2010, the Board of Directors authorized, for the period from October 1, 2010 through September 30, 2011, the purchase of up to $100 million of our common stock, at such times that management deems such purchases to be an effective use of cash. On June 27, 2011, the Board of Directors increased and extended the program for an additional $100 million through May 31, 2012. As of November 30, 2011, no amounts were available for purchase under this program.

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for each of the last five fiscal years ended November 30, 2011, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

*$100 invested on November 30, 2006 in stock or index, including reinvestment of dividends.

November 30,	2006	2007	2008	2009	2010	2011

Progress Software Corporation	$100.00	$116.67	$78.50	$88.82	$142.09	$75.14
NASDAQ Composite	100.00	109.42	63.15	88.19	102.73	107.75
NASDAQ Computer	100.00	115.80	62.21	100.73	119.17	128.77

Item 6. Selected Financial Data

The following table set forth selected financial data for the last five fiscal years.

(In thousands, except per share data)
Year Ended November 30,	2011	2010	2009	2008	2007

Revenue	$533,595	$529,120	$494,137	$515,560	$493,500
Income from operations	88,223	67,670	51,132	64,383	57,216
Net income	58,761	48,571	32,755	46,296	42,280
Basic earnings per share	0.89	0.76	0.54	0.75	0.68
Diluted earnings per share	0.87	0.73	0.53	0.72	0.64
Cash and short-term investments	261,416	322,396	224,121	118,529	339,525
Total assets	865,310	936,823	798,850	752,370	761,828
Long-term debt, including current portion	357	664	1,022	1,352	1,657
Shareholders’ equity	622,300	688,332	555,452	481,452	517,874

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

Use of Constant Currency

Revenue from our international operations has historically been a significant portion of our total revenue. As a result, our revenue results have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of revenue growth rates on a constant currency basis helps improve the ability to understand our revenue results and evaluate our performance in comparison to prior periods. The constant currency information presented is calculated by translating current period results using prior year weighted average foreign currency exchange rates. These results should be considered in addition to, not as a substitute for, results reported in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

We have three segments: Application Development Platforms, Enterprise Business Solutions and Enterprise Data Solutions. However, our organization is managed primarily on a functional basis. We assign dedicated costs and expenses, primarily costs of revenue and product development, directly to each segment and utilize an allocation methodology to assign all other costs and expenses, primarily sales and marketing and general and administrative, to each segment. A significant portion of the total costs and expenses assigned to each segment are allocated.

During fiscal 2011, we continued to invest significantly in the Progress RPM suite, which is the integration of products within our Enterprise Business Solutions segment, and is designed to enable businesses to gain visibility into critical processes, immediately respond to events and continuously improve business performance through the Progress Control Tower, a unified interactive environment. We believe the Progress RPM suite will enhance our competitiveness within our markets and our long-term growth prospects and we achieved significant growth in sales of these products during fiscal 2011. However, the introduction and integration of the Progress RPM suite has resulted in increased costs and we cannot predict whether these new products will gain market acceptance and generate sufficient revenues to justify their costs.

During the past year, we made significant investments and changes in our global field organization, particularly within our direct field professional services and marketing organizations, designed to enhance our solution selling capabilities and enable us to complete an increasing number of larger transactions. However, we have not yet fully realized the benefits of these investments and changes, and this has negatively impacted our results. We expect these investments and changes to continue in fiscal 2012.

Our dependence on larger transactions as a result of our shift to an industry vertical and solutions focus has made us, and is expected to continue to make us, more susceptible to quarter-to-quarter revenue fluctuations. This is because our revenue growth rates, particularly within our Enterprise Business Solutions segment, are dependent on our ability to license to direct customers, which can lead to longer deal cycles and potential delays in purchasing decisions as a result of macroeconomic conditions.

The U.S. and many foreign economies continue to experience uncertainty driven by varying macroeconomic conditions. Although some of these economies have shown signs of improvement, macroeconomic recovery remains uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, including the European sovereign debt markets and volatility in various markets including the financial services sector. During fiscal 2011, we were adversely impacted by these conditions as some customers delayed software investments in response to this macroeconomic uncertainty. The continuation of this climate could cause our customers to further delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us. We expect these macroeconomic conditions to continue in fiscal 2012, most particularly, in Europe, the Middle East and Africa (EMEA).

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted and will continue to significantly impact our results of operations.

On October 26, 2011, we acquired all of the equity interests in Corticon Technologies, Inc. (Corticon), a privately held business enterprise software company based in Redwood City, California, for $23.0 million. Corticon is a business rules management system vendor that enables organizations to make better, faster decisions by automating business rules. The Corticon products became part of our Enterprise Business Solutions segment.

Our acquisition strategy has been to expand our business and/or add complimentary products and technologies to our existing product sets. We expect to continue to pursue acquisitions in fiscal 2012.

We believe that existing cash balances, together with funds generated from operations and amounts available under a revolving credit line we entered into in fiscal 2011, will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, lease commitments, debt payments and other long-term obligations) through at least the next twelve months. To the extent that we complete any future acquisitions, our cash position could be reduced.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

	Percentage of Total Revenue			Percentage Change
Year Ended November 30,	2011	2010	2009	2011 Compared to 2010	2010 Compared to 2009

Revenue:
Software licenses	35%	36%	36%	(4)%	10%
Maintenance and services	65	64	64	4	6

Total revenue	100	100	100	1	7

Costs of revenue:
Cost of software licenses	2	2	2	13	2
Cost of maintenance and services	14	13	13	10	8
Amortization of acquired intangibles	3	4	4	(22)	3

Total costs of revenue	19	19	19	4	7

Gross profit	81	81	81	0	7

Operating expenses:
Sales and marketing	35	32	37	10	(7)
Product development	15	17	19	(11)	(3)
General and administrative	11	10	12	20	(13)
Amortization of acquired intangibles	2	2	2	(23)	15
Restructuring expenses	1	7	1	*	*
Acquisition-related expenses	0	0	0	15	6

Total operating expenses	64	68	71	(6)	4

Income from operations	17	13	10	30	32
Other (expense) income, net	(1)	0	0	*	*

Income before provision for income taxes	16	13	10	23	40
Provision for income taxes	5	4	3	27	24

Net income	11%	9%	7%	21%	48%

*	Not meaningful

Fiscal 2011 Compared to Fiscal 2010

Revenue. Our total revenue increased 1% from $529.1 million in fiscal 2010 to $533.6 million in fiscal 2011, principally due to increased revenue from our Enterprise Business Solutions segment, partially offset by declines in our Application Development Platform and Enterprise Data Solutions segments. Total revenue would have decreased by 2% if exchange rates had been constant in fiscal 2011 as compared to exchange rates in effect in fiscal 2010. Changes in prices in fiscal 2011 from fiscal 2010 did not have a significant impact on our revenue.

On a segment basis, revenue from our Application Development Platforms segment decreased 2% from $333.2 million in fiscal 2010 to $326.4 million in fiscal 2011. Revenue from our Enterprise Business Solutions segment increased 12% from $122.1 million in fiscal 2010 to $136.8 million in fiscal 2011. Growth for the Enterprise Business Solutions segment in fiscal 2011 was driven primarily by the Apama, Savvion and FuseSource products. Revenue from our Enterprise Data Solutions product segment decreased 6% from $75.0 million in fiscal 2010 to $70.5 million in fiscal 2011. For an understanding of how our internal measure of segment revenue is determined, see Note 14 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

Software license revenue decreased 4% from $192.6 million in fiscal 2010 to $184.2 million in fiscal 2011. Software license revenue would have decreased by 6% if exchange rates had been constant in fiscal 2011 as compared to exchange rates in effect in fiscal 2010. Excluding the impact of changes in exchange rates, the decrease in software license revenue was due to a decrease in the Application Development Platforms and Enterprise Data Solutions segments, partially offset by an increase in our Enterprise Business Solutions segment. Software license revenue from direct end-users decreased in fiscal 2011 as compared to fiscal 2010, but increased from indirect channels, primarily from OpenEdge application partners.

Maintenance and services revenue increased 4% from $336.6 million in fiscal 2010 to $349.4 million in fiscal 2011. Maintenance and services revenue would have increased by 1% if exchange rates had been constant in fiscal 2011 as compared to exchange rates in effect in fiscal 2010. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of an increase in our installed customer base for maintenance renewals and slight growth in our professional services revenue primarily from our Enterprise Business Solutions segment. Maintenance revenue increased 4% or $12.2 million over the previous fiscal year and professional services increased 1% or $0.7 million over the previous fiscal year.

Total revenue generated in North America increased 3% from $244.7 million in fiscal 2010 to $251.5 million in fiscal 2011 and represented 46% of total revenue in fiscal 2010 and 47% of total revenue in fiscal 2011. Total revenue generated in markets outside North America decreased 1% from $284.5 million in fiscal 2010 to $282.1 million in fiscal 2011 and represented 54% of total revenue in fiscal 2010 compared to 53% of total revenue in fiscal 2011. Revenue from the EMEA and Latin America regions decreased in fiscal 2011 as compared to fiscal 2010, and was partially offset by an increase in revenue from the Asia Pacific region. Total revenue generated in markets outside North America would have represented 52% of total revenue if exchange rates had been constant in fiscal 2011 as compared to the exchange rates in effect in fiscal 2010.

Cost of Software Licenses. Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses increased 13% from $7.9 million in fiscal 2010 to $9.0 million in fiscal 2011 and increased as a percentage of software license revenue from 4% to 5%. The dollar increase was primarily due to higher royalty expense for products and technologies licensed or resold from third parties, particularly, within the Enterprise Business Solutions segment. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services. Cost of maintenance and services consists primarily of costs of providing customer support, education and consulting. Cost of maintenance and services increased 10% from $71.3 million in fiscal 2010 to $78.6 million in fiscal 2011 and increased as a percentage of maintenance and services revenue from 21% to 22%. The total dollar amount of expense in fiscal 2011 increased due to higher professional services costs associated with higher professional services revenue, increased investment in the infrastructure of our professional services organization and fixed term services contracts with early adopters of our Progress RPM technology.

Amortization of Acquired Intangibles. Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to intangible assets for technology obtained in business combinations. Amortization of acquired intangibles decreased 22% from $20.1 million in fiscal 2010 to $15.7 million in fiscal 2011. The decrease was due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit. Our gross profit increased from $429.8 million in fiscal 2010 to $430.3 million in fiscal 2011. Our gross profit as a percentage of total revenue remained the same at 81% in each fiscal year. The dollar increase in our gross profit was due to the increase in total revenue as our overall gross profit percentage remained the same.

Sales and Marketing. Sales and marketing expenses increased 10% from $168.8 million in fiscal 2010 to $186.1 million in fiscal 2011, and increased as a percentage of total revenue from 32% to 35%. The increase in sales and marketing expenses was due to higher headcount related expenses, additional marketing programs and costs associated with investments in the field organization in support of our industry vertical and solutions focus.

Product Development. Product development expenses decreased 11% from $90.6 million in fiscal 2010 to $80.7 million in fiscal 2011, and decreased as a percentage of revenue from 17% to 15%. The decrease in product development expenses is due to headcount related savings from the restructuring and off-shoring activities that occurred in fiscal 2010.

General and Administrative. General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased 20% from $51.8 million in fiscal 2010 to $62.1 million in fiscal 2011, and increased as a percentage of revenue from 10% to 12%. The increase was primarily due to increased litigation costs and the employee separation costs of $7.1 million related to the amended separation arrangements we entered into with Richard D. Reidy, our former President and Chief Executive Officer, in July 2011. The separation costs included a charge of $4.6 million of stock-based compensation and $2.5 million of future cash payments.

Amortization of Acquired Intangibles. Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of these acquired intangibles decreased 23% from $10.4 million in fiscal 2010 to $8.0 million in fiscal 2011. The decrease was due to the completion of amortization of certain intangible assets acquired in prior years.

Restructuring Expenses. We incurred total restructuring expenses of $4.6 million in fiscal 2011 as compared to $40.0 million in fiscal 2010. Restructuring expense in fiscal 2011 included ongoing costs related to the decisions from our Q3 2010 restructuring activities. Restructuring expense in fiscal 2010 included employee severance costs, excess facilities costs for unused space and termination costs of automobile leases for terminated employees in connection with the large workforce reductions undertaken in fiscal 2010.

Acquisition-Related Expenses. Acquisition-related expenses in fiscal 2011 are transaction related costs, primarily professional services fees, employee severance and facility closing costs associated with the acquisition of Corticon.

Income from Operations. Income from operations increased 30% from $67.7 million in fiscal 2010 to $88.2 million in fiscal 2011 and increased as a percentage of total revenue from 13% to 17%. The increase in fiscal 2011 as compared to fiscal 2010 was primarily the result of higher revenue and costs savings associated with our restructuring activities, partially offset by the restructuring charges that occurred in the first and third quarters of 2010.

On a segment basis, operating income from our Application Development Platforms segment decreased 10% from $209.6 million in fiscal 2010 to $189.4 million in fiscal 2011. The operating loss from our Enterprise Business Solutions segment increased from $40.1 million in fiscal 2010 to $52.0 million in fiscal 2011. The operating income (loss) from our Enterprise Data Solutions segment increased from a loss of $12.9 million in fiscal 2010 to income of $7.0 million in fiscal 2011. For an understanding of how our internal measure of segment income from operations is determined, see Note 14 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

Other (Expense) Income. Other (expense) income decreased from income of $3.8 million in fiscal 2010 to expense of $0.5 million in fiscal 2011. The income in 2010 was primarily attributable to an increase in the value of our foreign currency average rate option contracts, which do not qualify for hedge accounting treatment and are marked-to-market each period, and an insurance settlement gain related to a pre-acquisition matter.

Provision for Income Taxes. Our effective tax rate increased from 32% in fiscal 2010 to 33% in fiscal 2011. The increase in the effective tax rate was partially due to a nonrecurring benefit of $2.5 million recognized in fiscal 2010. The nonrecurring tax benefit related to a change in estimate of our foreign earnings and profits utilized to determine the tax characterization of certain international cash repatriation, partially offset by resolution of certain of our uncertain tax positions related to netting of intercompany balances. The increase was also due to the mix of profit within our various tax jurisdictions, and was offset by a $1.8 million benefit related to our research and development credit for the period from January 2010 to November 2010, which was reinstated in the tax code in December 2010 with a retroactive effective date of January 1, 2010.

Fiscal 2010 Compared to Fiscal 2009

Revenue. Our total revenue increased 7% from $494.1 million in fiscal 2009 to $529.1 million in fiscal 2010. Total revenue would have increased by 6% if exchange rates had been constant in fiscal 2010 as compared to exchange rates in effect in fiscal 2009. Excluding the impact of changes in exchange rates, our revenue increased principally due to revenue from our Enterprise Business Solutions segment, partially offset by lower growth in our Application Development Platform products and a decline in our Enterprise Data Solutions segment. Changes in prices in fiscal 2010 from fiscal 2009 did not have a significant impact on our revenue.

On a segment basis, revenue from our Application Development Platforms segment increased 1% from $328.6 million in fiscal 2009 to $333.2 million in fiscal 2010. Revenue from our Enterprise Business Solutions segment increased 43% from $85.1 million in fiscal 2009 to $122.1 million in fiscal 2010. Revenue for the Enterprise Business Solutions segment in fiscal 2010 included $19.5 million of revenue from Savvion products. Organic growth for the Enterprise Business Solutions segment, absent the acquisition, was 21% in fiscal 2010 driven primarily by the Apama and FuseSource product sets. Revenue from our Enterprise Data Solutions segment decreased 10% from $83.1 million in fiscal 2009 to $75.0 million in fiscal 2010. For an understanding of how our internal measure of segment revenue is determined, see Note 14 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

Software license revenue increased 10% from $175.6 million in fiscal 2009 to $192.6 million in fiscal 2010. Software license revenue would have increased by 8% if exchange rates had been constant in fiscal 2010 as compared to exchange rates in effect in fiscal 2009. Excluding the impact of changes in exchange rates, the increase in software license revenue was due to an increase in the Enterprise Business Solutions and Application Development Platforms segments partially offset by a decrease in our Enterprise Data Solutions segment. Software license revenue from both direct end users and indirect channels, primarily OpenEdge application partners, increased in fiscal 2010 as compared to fiscal 2009.

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

Amortization of Acquired Intangibles. Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to intangible assets for technology obtained in business combinations. Amortization of acquired intangibles increased 3% from $19.5 million in fiscal 2009 to $20.1 million in fiscal 2010. The increase was due to amortization expense associated with the acquisition of Savvion.

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

Amortization of Acquired Intangibles. Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of these acquired intangibles increased 15% from $9.0 million in fiscal 2009 to $10.4 million in fiscal 2010. The increase was due to amortization expense associated with the acquisition of Savvion.

Restructuring Expenses. We incurred total restructuring expenses of $40.0 million in fiscal 2010 as compared to $5.2 million in fiscal 2009. During the first quarter of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and our recent acquisitions. The restructuring was undertaken to enhance and re-focus our product strategy, to improve the way we take our products to market by becoming more customer and solutions driven, and to increase our market awareness. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 13% primarily within the sales, development, marketing and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The total costs associated with the restructuring was $26.0 million in fiscal 2010, primarily related to employee severance, excess facilities costs for unused space and, to a lesser extent, termination costs of automobile leases for terminated employees. The restructuring charge included $0.3 million of noncash stock-based compensation.

During the third quarter of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes. The restructuring was undertaken to better position the company for long-term growth, improved profitability, greater competitiveness and improved efficiency across our global business. These initiatives include the refinement of our product portfolio towards core and high-growth opportunities, the global consolidation and redeployment of a portion of our product development and administrative personnel, assets and processes to other global locations that offer greater efficiencies to the business and the continued consolidation of offices around the world. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 7% primarily within the development, sales and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The activities related to the restructuring also continued into the fourth quarter. The total costs in the second half of fiscal 2010 associated with the restructuring aggregated to $14.0 million. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of operations. The restructuring charge included $0.2 million of noncash stock-based compensation. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.

Acquisition-Related Expenses. Acquisition-related expenses in fiscal 2010 primarily relate to the transaction costs, primarily professional services fees, associated with the acquisition of Savvion.

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

On a segment basis, operating income from our Application Development Platforms segment increased 23% from $170.9 million in fiscal 2009 to $209.6 million in fiscal 2010. The operating loss from our Enterprise Business Solutions segment decreased 27% from $55.1 million in fiscal 2009 to $40.1 million in fiscal 2010. The operating loss from our Enterprise Data Solutions segment increased 102% from $6.4 million in fiscal 2009 to $12.9 million in fiscal 2010. For an understanding of how our internal measure of segment income from operations is determined, see Note 14 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

Other Income. Other income increased from $0.1 million in fiscal 2009 to $3.8 million in fiscal 2010. The increase was primarily due to an increase of $3.1 million in the value of our foreign currency average rate option contracts, which do not qualify for hedge accounting treatment and are marked-to-market each period, and an insurance settlement gain of $0.9 million related to a pre-acquisition matter.

Provision for Income Taxes. Our effective tax rate decreased from 36% in fiscal 2009 to 32% in fiscal 2010. The decrease in the effective tax rate was primarily due to a nonrecurring benefit of $2.5 million recorded in fiscal 2010. The nonrecurring tax benefit related to a change in estimate of our foreign earnings and profits utilized to determine the tax characterization of certain international cash repatriation, partially offset by resolution of certain of our uncertain tax positions related to netting of intercompany balances. The decrease was also due to the mix of profit within our various tax jurisdictions, partially offset by a reduction in our research and development credit in fiscal 2010 as the credit provisions in the tax code expired at the end of December 2009. The research and development credit was reinstated in the tax code in December 2010 with a retroactive effective date of January 1, 2010. See Note 11 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K for further information.

Liquidity and Capital Resources

Cash and Short-Term Investments

At the end of fiscal 2011, our cash and short-term investments totaled $261.4 million. The decrease of $61.0 million since the end of fiscal 2010 was primarily due to cash used for stock repurchases and the acquisition of Corticon, partially offset by cash generated from operations and issuances of common stock upon exercise of stock options. There are no limitations on our ability to access our cash and short-term investments.

Approximately $138.2 million and $113.9 million of our cash and short-term investments were held by our foreign subsidiaries at November 30, 2011 and 2010, respectively. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would be subject to taxation in the U.S, but would primarily be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

Revolving Credit Facility

On August 15, 2011, we entered into a credit agreement (the Credit Agreement) for an unsecured credit facility with J.P. Morgan and other lenders that matures on August 15, 2016, at which time all amounts outstanding must be repaid. The credit facility provides for a revolving line of credit in the amount of $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $20.0 million. The credit facility also permits us to increase the revolving line of credit by up to an additional $75.0 million subject to receiving further commitments from lenders and certain other conditions. We intend to utilize the line of credit for general corporate purposes, including acquisitions, stock repurchases and working capital.

Revolving loans accrue interest at a per annum rate based on our choice of either (i) the LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) the base rate plus a margin ranging from 0.25% to 0.75%, both depending on our consolidated leverage ratio. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus  1/2 of 1.00%, and (iii) the LIBOR rate for a one month interest period plus a margin equal to 1.00%. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, at a per annum rate ranging from 0.25% to 0.35%, depending on our consolidated leverage ratio. The loan origination fee and issuance costs incurred upon consummation of the Credit Agreement will be amortized through interest expense using the effective interest rate method, over the five-year term of the facility. Other customary fees and letter of credit fees may be charged and will be expensed as they are incurred.

Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay, terminate or reduce the loan commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. The Credit Agreement contains customary affirmative and negative covenants. We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of November 30, 2011, there were no amounts outstanding under the revolving line and $0.2 million of letters of credit. We are in compliance with our covenants by a significant margin.

Auction Rate Securities

In addition to the $261.4 million of cash and short-term investments, we had investments with a fair value of $33.5 million related to auction rate securities (ARS) that are classified as long-term investments. These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 12 to 31 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.

Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At November 30, 2010, our ARS investments classified as long-term investments totaled $46.2 million at par value. During fiscal 2011, noncurrent ARS totaling $6.3 million were redeemed at par by the issuers, resulting in a net reduction of the par value of our ARS investments classified as long-term investments to $39.9 million. These ARS are classified as available-for-sale securities.

For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $33.5 million at November 30, 2011, and we have recorded a temporary impairment charge in accumulated other comprehensive income of $6.4 million to reduce the value of our available-for-sale ARS investments.

We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on our consolidated balance sheet at November 30, 2011. Based on our cash and short-term investments balance of $261.4 million, expected operating cash flows and our revolving credit facility, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.

Cash Flows from Operations

We generated cash from operations of $126.3 million in fiscal year 2011, $96.2 million in fiscal year 2010, and $62.8 million in fiscal year 2009. The components of our cash flows from operations for fiscal years 2011, 2010 and 2009 are as follows:

(In thousands)
Year Ended November 30,	2011	2010	2009

Net income	$58,761	$48,571	$32,755
Depreciation, amortization and other noncash charges	58,577	59,538	61,942
Changes in operating assets and liabilities	8,956	(11,908)	(31,939)

Total	$126,294	$96,201	$62,758

Our gross accounts receivable decreased by $6.6 million from the end of fiscal 2010. Days sales outstanding (DSO) in accounts receivable decreased year over year by 1 day to 73 days at the end of fiscal 2011 as compared to 74 days at the end of fiscal 2010, but increased from 65 days at the end of fiscal 2009. We target a DSO range of 60 to 80 days.

Cash Flows from Investing and Financing Activities

As described above, on August 15, 2011, we entered into a Credit Agreement for an unsecured credit facility with J.P. Morgan and other lenders that matures on August 15, 2016, at which time all amounts outstanding must be repaid. The credit facility provides for a revolving line of credit in the amount of $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $20.0 million. The credit facility also permits the Company to increase the revolving line of credit by up to an additional $75.0 million subject to receiving further commitments from lenders and certain other conditions. As of November 30, 2011, there were no amounts outstanding under the revolving line and $0.2 million of letters of credit.

We purchased $17.0 million of property and equipment in fiscal year 2011, $9.7 million in fiscal year 2010 and $7.4 million in fiscal year 2009. The purchases in each fiscal year consisted primarily of computer equipment, software and building and leasehold improvements. Purchases in fiscal 2011 also include capital expenditures related to the upgrade of our order management system, which is not yet completed. We financed these purchases primarily from cash generated from operations.

We purchased and retired 8,391,000 shares of our common stock for $200.0 million in fiscal year 2011, 1,496,000 shares of our common stock for $29.3 million in fiscal year 2010, and 396,000 shares for $5.2 million in fiscal year 2009. On October 1, 2010, our Board of Directors authorized, for the period from October 1, 2010 through September 30, 2011, the purchase of up to $100.0 million of our common stock, at such times that management deems such purchases to be an effective use of cash. On June 27, 2011, the Board of Directors increased and extended the program for an additional $100.0 million through May 31, 2012. As of November 30, 2011 no amounts remain available for purchase under this program.

On October 26, 2011, we acquired all of the equity interests in Corticon, a privately held business enterprise software company based in Redwood City, California, for $23.0 million. Corticon is a business rule management system vendor that enables organizations to make better, faster decisions by automating business rules. The Corticon products became part of our Enterprise Business Solutions segment. On January 8, 2010, we acquired Savvion, Inc., a privately-held company, for an aggregate purchase price of $49.2 million. Savvion is a provider of business process management software. The Savvion products became part of our Enterprise Business Solutions segment. These acquisitions were accounted for as purchases, and accordingly, the results of operations of Corticon and Savvion were included in our operating results from the date of acquisition. We paid the purchase price for each acquisition in cash from available funds. We had no acquisitions in fiscal year 2009.

We expect to continue to pursue additional acquisitions during fiscal 2012, although we can make no assurances that we will be able to identify and complete any acquisitions. Our acquisition strategy has been to expand our business and/or add complimentary products and technologies to our existing product sets. To the extent that we complete any future acquisitions, our cash position could be reduced.

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

Liquidity Outlook

We believe that existing cash balances, together with funds generated from operations and amounts available under the Credit Agreement, will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures, acquisitions, lease commitments, restructuring obligations, debt payments and other long-term obligations) through at least the next twelve months. To the extent we complete any future acquisitions, our cash position could be reduced.

Revenue Backlog

Our aggregate revenue backlog at November 30, 2011 was approximately $176.2 million, of which $152.3 million was included on our consolidated balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At November 30, 2011, the remaining amount of backlog of approximately $23.9 million was composed of multi-year licensing arrangements of approximately $14.5 million and open software license orders received but not shipped of approximately $9.4 million. Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.

Our aggregate revenue backlog at November 30, 2010 was approximately $173.6 million, of which $141.9 million was included on our consolidated balance sheet as deferred revenue, primarily related to unexpired maintenance and support contracts. At November 30, 2010, the remaining amount of backlog of approximately $31.7 million was composed of multi-year licensing arrangements of approximately $15.7 million and open software license orders received but not shipped of approximately $16.0 million.

We typically fulfill most of our software license orders within 30 days of acceptance of a purchase order. Assuming all other revenue recognition criteria have been met, we recognize software license revenue upon shipment of the product, or if delivered electronically, when the customer has the right to access the software. Because there are many elements governing when revenue is recognized, including when orders are shipped, credit approval obtained, completion of internal control processes over revenue recognition and other factors, management has some control in determining the period in which certain revenue is recognized. We frequently have open software license orders at the end of a quarter which have not shipped or have otherwise not met all the required criteria for revenue recognition. Although the amount of open software license orders may vary at any time, we generally do not believe that the amount, if any, of such software license orders at the end of a particular quarter is a reliable indicator of future performance. In addition, there is no industry standard for the definition of backlog and there may be an element of estimation in determining the amount. As such, direct comparisons with other companies may be difficult or potentially misleading.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table details our contractual obligations as of November 30, 2011:

(In thousands)
	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	$357	$357	$—	$—	$—
Interest payment on long-term debt	9	9	—	—	—
Operating leases	29,952	12,418	11,780	3,833	1,921
Unrecognized tax benefits (1)	1,124	—	—	—	—

Total	$31,442	$12,784	$11,780	$3,833	$1,921

(1)	This liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability are not known. See Note 11 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K for additional information.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with GAAP. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates.

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

Revenue Recognition

We derive our revenue from software licenses and maintenance and services. Our revenue arrangements generally contain multiple elements. The primary judgments used in evaluating revenue recognized in each period involve: determining whether collection is probable, assessing whether the fee is fixed or determinable, and determining the fair value of the maintenance and services elements included in multiple-element software arrangements. Our revenue recognition policy is significant because revenue is a key component affecting results of operations. In determining when to recognize revenue from a customer arrangement, we are often required to exercise judgment regarding the application of our accounting policies to a particular arrangement.

In making an assessment of collectability, we consider customer credit-worthiness, a customer’s historical payment experience, economic conditions in the customer’s industry and geographic location and general economic conditions. In assessing whether the fee is fixed or determinable, we consider the payment terms of the transaction, including transactions that extend beyond our customary payment terms.

We generally use the residual method to recognize revenue from software arrangements that include one or more elements to be delivered at a future date when evidence of fair value of all undelivered elements exists. Vendor-specific objective evidence (VSOE) of fair value of maintenance and services is determined based on our recent pricing for those services when sold separately, or based on a substantive maintenance renewal clause within a customer contract. We consider maintenance rates in excess of 12% of license value to be substantive based on our analysis of the cost to provide post-contract support. Substantially all license arrangements indicate the renewal rate for which customers may, at their option, renew their maintenance agreement. We review services sold separately on a periodic basis and update, when appropriate, our VSOE of fair value for such maintenance and services to ensure that it reflects our recent pricing experience.

Such judgments can materially impact the amount of revenue that we record in a given period. While we follow specific and detailed rules and guidelines related to revenue recognition, we make and use significant management judgments and estimates in connection with the revenue recognized in any reporting period, particularly in the areas described above. If management made different estimates or judgments, material differences in the timing of the recognition of revenue could occur.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We establish this allowance using estimates that we make based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, changes to customer creditworthiness and current economic trends. Historically, our actual losses have been consistent with the allowances recorded. However, if we used different estimates, or if the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, we would require additional provisions for doubtful accounts that would increase bad debt expense.

Goodwill and Intangible Asset Impairment

We have goodwill and net intangible assets of $327.6 million at November 30, 2011. We assess the impairment of goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess our amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

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

As of November 30, 2011, we are not at risk of failing step-one of our goodwill impairment test. The fair values of our reporting units are substantially in excess of their carrying values.

Income Tax Accounting

We have a net deferred tax asset of $37.3 million at November 30, 2011. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

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

Stock-Based Compensation

We recognize stock-based compensation based on the fair value of stock-based awards measured at the date of grant. Stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the award, and is adjusted each period for anticipated forfeitures.

We estimate the fair value of each stock-based award on the measurement date using either the current market price or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to the expected stock price volatility, the expected term of the option, a risk-free interest rate and a dividend yield. The expected volatility is based on the historical volatility of our stock price. The expected term of options is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for the period that is commensurate with the expected option term at the time of grant. The expected dividend yield is based on our historical behavior and future expectations of dividend declarations. Many of these assumptions are highly subjective and require the exercise of management judgment. If management made different estimates or judgments, material differences in the amount of stock-based compensation may occur.

Investments in Debt Securities

We have approximately $33.5 million at fair value (par value of $39.9 million) in investments related to ARS, all of which are classified as noncurrent at November 30, 2011. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Based on the results of this assessment, we record either a mark-to-market adjustment in accumulated other comprehensive income or an other-than-temporary impairment charge in other income in our consolidated statements of income. If we use different assumptions or the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of our available-for-sale ARS through an other-than-temporary impairment charge in current period earnings.

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

Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible asset acquired and liabilities assumed based on their estimated fair values. The estimates used to value the net assets acquired are based in part on historical experience and information obtained from the management of the acquired company. We generally value the identifiable intangible assets acquired using a discounted cash flow model. The significant estimates used in valuing certain of the intangible assets include, but are not limited to: future expected cash flows of the asset, discount rates to determine the present value of the future cash flows, attrition rates of customers, and expected technology life cycles. We also estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset.

Our estimates of fair value are based on assumptions believed to be reasonable at that time. If management made different estimates or judgments, material differences in the fair values of the net assets acquired may result.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounts Standards Update (ASU) No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The adoption of ASU 2011-08 is not anticipated to have any impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. The adoption of ASU 2011-05 and ASU 2011-12 is not anticipated to have any impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 is effective for us in our second quarter of fiscal 2012 and should be applied prospectively. The adoption of ASU 2011-04 is not anticipated to have any impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. Our investments have an average remaining maturity of less than two years or interest-rate resets of less than 60 days and are primarily fixed-rate instruments. In addition, we have classified the majority of our debt securities as available-for-sale. The available-for-sale classification reduces the consolidated statements of income exposure to interest rate risk if such investments are held until their maturity date because changes in fair value due to market changes in interest rates are recorded on the consolidated balance sheet in accumulated other comprehensive income. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial. Additionally, see further discussion regarding market risks with our investments in auction rate securities under Liquidity and Capital Resources in Item 7 of this Form 10-K.

We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. Principal currencies hedged include the euro, British pound, Brazilian real, Japanese yen and Australian dollar. We do not enter into derivative instruments for speculative purposes. All foreign currency option contracts are recorded at fair value in other current assets on the consolidated balance sheets at the end of each reporting period and expire within one year. In fiscal 2011, mark-to-market losses of $0.5 million on foreign currency option contracts were recorded in other income in the consolidated statement of income.

We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the consolidated balance sheets at the end of each reporting period and expire within 90 days. In fiscal 2011, realized and unrealized losses of $1.2 million from our forward contracts were recognized in other income in the consolidated statement of income. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

Foreign currency translation exposure from a 10% movement of currency exchange rates would have a material impact on our reported revenue and net income. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 5% and our net income would be adversely affected by approximately 13% (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding foreign currency forward and option contracts at November 30, 2011 where the notional amount is determined using contract exchange rates:

(In thousands)
	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$2,180	$(54)
Foreign currency forward contracts to purchase U.S. dollars	36,275	106

Total	$38,455	$52

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Progress Software Corporation

Bedford, Massachusetts

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the “Company”) as of November 30, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended November 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and subsidiaries as of November 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 30, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 30, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

January 30, 2012

Consolidated Financial Statements

Consolidated Balance Sheets

(In thousands, except share data)
November 30,	2011	2010

Assets
Current assets:
Cash and equivalents	$161,095	$286,559
Short-term investments	100,321	35,837

Total cash and short-term investments	261,416	322,396
Accounts receivable (less allowances of $6,683 in 2011 and $4,980 in 2010)	110,927	119,273
Other current assets	21,143	27,910
Deferred tax assets	14,291	14,279

Total current assets	407,777	483,858

Property and equipment, net	66,206	58,207
Intangible assets, net	64,408	83,208
Goodwill	263,239	238,343
Deferred tax assets	24,514	29,214
Investments in auction rate securities	33,539	39,643
Other assets	5,627	4,350

Total assets	$865,310	$936,823

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$357	$388
Accounts payable	7,039	13,176
Accrued compensation and related taxes	31,245	44,920
Income taxes payable	11,412	4,083
Other accrued liabilities	35,728	36,148
Short-term deferred revenue	145,727	138,961

Total current liabilities	231,508	237,676

Long-term debt, less current portion	—	276

Long-term deferred revenue	6,619	2,908

Deferred tax liabilities	1,533	2,378

Other noncurrent liabilities	3,350	5,253

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none
Common stock, $.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 61,788,629 in 2011 and 66,528,411 in 2010	309,221	347,604
Retained earnings, including accumulated other comprehensive loss of $13,056 in 2011 and $9,138 in 2010	313,079	340,728

Total shareholders’ equity	622,300	688,332

Total liabilities and shareholders’ equity	$865,310	$936,823

See notes to consolidated financial statements.

Consolidated Statements of Income

(In thousands, except per share data)
Year Ended November 30,	2011	2010	2009

Revenue:
Software licenses	$184,173	$192,568	$175,566
Maintenance and services	349,422	336,552	318,571

Total revenue	533,595	529,120	494,137

Costs of revenue:
Cost of software licenses	8,962	7,923	7,776
Cost of maintenance and services	78,605	71,290	65,967
Amortization of acquired intangibles	15,728	20,109	19,459

Total costs of revenue	103,295	99,322	93,202

Gross profit	430,300	429,798	400,935

Operating expenses:
Sales and marketing	186,077	168,788	182,227
Product development	80,719	90,643	93,262
General and administrative	62,100	51,805	59,612
Amortization of acquired intangibles	8,018	10,449	9,047
Restructuring expenses	4,627	39,975	5,215
Acquisition-related expenses	536	468	440

Total operating expenses	342,077	362,128	349,803

Income from operations	88,223	67,670	51,132

Other (expense) income:
Interest income and other	1,999	3,132	2,702
Foreign currency (loss) gain	(2,518)	626	(2,654)

Total other (expense) income, net	(519)	3,758	48

Income before provision for income taxes	87,704	71,428	51,180
Provision for income taxes	28,943	22,857	18,425

Net income	$58,761	$48,571	$32,755

Earnings per share:
Basic	$0.89	$0.76	$0.54
Diluted	$0.87	$0.73	$0.53

Weighted average shares outstanding:
Basic	65,705	63,957	60,155
Diluted	67,540	66,212	61,562

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

(In thousands)
Year Ended November 30,	2011	2010	2009

Common stock and additional paid-in capital:
Balance, beginning of year	$347,604	$247,265	$216,261
Exercise of employee stock options	42,828	87,461	9,054
Issuance of stock under the employee stock purchase plan	6,844	6,209	5,740
Repurchase and retirement of common stock	(117,513)	(19,059)	(4,794)
Present value of payments for re-pricing of stock options	—	—	(42)
Stock-based compensation	25,999	18,121	21,536
Withholding tax payments related to net issuance of restricted stock units	(2,706)	(1,858)	(264)
Tax benefit (deficiency) from stock plans	6,165	9,465	(226)

Balance, end of year	309,221	347,604	247,265

Retained earnings:
Balance, beginning of year	340,728	308,187	265,191

Net income	58,761	48,571	32,755
Other comprehensive income:
Unrealized gains (losses) on investments	354	(207)	319
Translation adjustments	(4,268)	(5,546)	10,330

Comprehensive income	54,847	42,818	43,404
Repurchase and retirement of common stock	(82,496)	(10,277)	(408)

Balance, end of year	313,079	340,728	308,187

Total shareholders’ equity	$622,300	$688,332	$555,452

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)
Year Ended November 30,	2011	2010	2009

Cash flows from operating activities:
Net income	$58,761	$48,571	$32,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,832	10,859	11,900
Amortization of acquired intangibles and other	26,246	30,558	28,506
Stock-based compensation	25,999	18,121	21,536
Loss on disposal of property and equipment	114	—	—
Tax benefit (deficiency) from stock plans	6,165	9,465	(226)
Excess tax benefit from stock plans	(6,238)	(6,046)	(84)
Allowances for accounts receivable	1,963	(1,400)	—
Deferred income taxes	1,869	4,004	(367)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	8,053	(18,971)	2,281
Other assets	2,709	(3,159)	(352)
Accounts payable and accrued expenses	(24,679)	12,469	(26,795)
Income taxes payable and uncertain tax positions	11,107	(7,347)	3,300
Deferred revenue	5,393	(923)	(9,696)

Net cash flows from operating activities	126,294	96,201	62,758

Cash flows from investing activities:
Purchases of investments	(152,658)	(38,632)	(80,612)
Sales and maturities of investments	84,441	33,318	72,133
Redemptions at par by issuers of auction rate securities - available-for-sale	6,300	1,235	6,940
Redemptions and sales at par of auction rate securities - trading	—	17,740	260
Purchases of property and equipment	(17,047)	(9,664)	(7,369)
Acquisitions, net of cash acquired	(22,900)	(49,186)	—
(Increase) decrease in other noncurrent assets	(433)	26	(531)

Net cash flows from investing activities	(102,297)	(45,163)	(9,179)

Cash flows from financing activities:
Issuance of common stock	49,672	93,670	14,752
Withholding tax payments related to net issuance of restricted stock units	(2,706)	(1,858)	(264)
Repurchase of common stock	(200,009)	(29,336)	(5,202)
Excess tax benefit from stock plans	6,238	6,046	84
Payment of long-term debt	(388)	(358)	(330)
Payment of issuance costs for line of credit	(795)	—	—

Net cash flows from financing activities	(147,988)	68,164	9,040

Effect of exchange rate changes on cash	(1,473)	(8,516)	16,769

Net (decrease) increase in cash and equivalents	(125,464)	110,686	79,388
Cash and equivalents, beginning of year	286,559	175,873	96,485

Cash and equivalents, end of year	$161,095	$286,559	$175,873

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Nature of Business and Summary of Significant Accounting Policies

The Company

We are a global enterprise software company that enables organizations to achieve higher levels of business performance by improving operational responsiveness. We offer a portfolio of best-in-class, real-time software solutions providing enterprises with significantly improved operational responsiveness within events and activities that they participate. Our products are generally sold as perpetual licenses, but certain products and business activities also use term or subscription licensing models. We also provide product maintenance, consulting, training, and customer support services.

Accounting Principles

We prepare our consolidated financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (GAAP).

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

Foreign Currency Translation

The functional currency of most of our foreign subsidiaries is the local currency in which the subsidiary operates. For foreign operations where the local currency is considered to be the functional currency, we translate assets and liabilities into U.S. dollars at the exchange rate on the balance sheet date. We translate income and expense items at average rates of exchange prevailing during each period. We accumulate translation adjustments in other comprehensive loss, a component of shareholders’ equity.

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

We generally recognize revenue from software licenses sold together with maintenance and/or consulting services upon shipment using the residual method, provided that the above criteria have been met. If VSOE of fair value for the undelivered elements cannot be established, we defer all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, then we recognize the entire fee ratably over the maintenance period. If payment of the software license fees is dependent upon the performance of consulting services or the consulting services are essential to the functionality of the licensed software, then we recognize both the software license and consulting fees using the percentage of completion method or completed contract method.

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

A summary of activity in the allowances against accounts receivable is as follows:

(In thousands)
Year Ended November 30,	2011	2010	2009

Beginning balance	$4,980	$7,650	$7,944
Charge (benefit) to costs and expenses	1,963	(1,400)	—
Write-offs and other	(117)	(981)	(1,029)
Translation adjustments	(143)	(289)	735

Ending balance	$6,683	$4,980	$7,650

Cash Equivalents and Investments

Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. We classify investments, which consist of auction rate securities (ARS), state and municipal obligations, U.S. government securities, certificates of deposit and corporate bonds and notes, as investments available-for-sale, which are stated at fair value. We include aggregate unrealized holding gains and losses, net of taxes, on available-for-sale securities as a component of accumulated other comprehensive loss in shareholders’ equity. We classify investments in mutual funds where the underlying securities are predominantly Brazilian government bonds as trading securities, which are stated at fair value. We include realized and unrealized gains and losses on trading securities in other (expense) income on the consolidated statements of income.

During fiscal 2011, we determined certain highly-liquid bond obligations and Brazilian mutual funds, which had previously been classified as cash equivalents, did not meet the definition of a cash equivalent. At November 30, 2011 we have classified these securities as short-term investments. At November 30, 2010 and 2009, $9.0 million and $11.3 million, respectively, were classified as cash equivalents but should have been classified as short-term investments. These amounts were also reflected in our cash and equivalents balance in our consolidated statements of cash flows for those periods but should have been reflected in our cash flows from investing activities. We evaluated these errors and do not believe the amounts are material to our consolidated financial statements for any prior period. We have not restated our previously issued consolidated financial statements, or revised any prior period amounts within these financial statements.

We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established.

Supplemental Cash Flow Information

In fiscal years 2011, 2010 and 2009, we paid $9.5 million, $15.9 million and $16.5 million in income taxes, respectively, net of refunds received. We received refunds totaling $9.2 million in fiscal 2011. Refunds in fiscal 2010 and 2009 were insignificant.

In fiscal 2011, cash paid for interest was insignificant. In fiscal years 2010 and 2009, cash paid for interest on long-term debt totaled $0.1 million.

Concentrations of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and equivalents, investments, derivative instruments and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We hold our cash and equivalents, investments and derivative instrument contracts with high quality financial institutions and we monitor the credit ratings of those institutions. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. No single customer represented more than 10% of consolidated accounts receivables or revenue in fiscal 2011, 2010 or 2009.

Fair Value of Financial Instruments

The carrying amount of our cash and equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these items. We base the fair value of short-term investments on quoted market prices at the balance sheet date. The fair value of noncurrent investments is based on a valuation methodology utilizing discounted cash flow models (Note 3) due to the absence of quoted market prices. The carrying value of long-term debt (Note 12) approximates its fair value. We measure and record derivative financial instruments at fair value (Note 5). We elect fair value measurement for certain financial assets on a case-by-case basis.

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

Product Development Costs

We expense product development costs as incurred. We did not capitalize any software development costs in fiscal years 2011, 2010 and 2009.

Advertising Costs

Advertising costs are expensed as incurred and were $2.9 million, $2.5 million and $3.1 million in fiscal years 2011, 2010 and 2009, respectively.

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four or five years for options, and three years for restricted stock units and restricted stock awards.

Goodwill, Other Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeded the fair value of net identifiable assets on the date of purchase. We evaluate goodwill and other intangible assets with indefinite useful lives, if any, for impairment annually on December 15 or on an interim basis when events and circumstances arise that indicate impairment may have occurred. To conduct these impairment tests of goodwill, we compare the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow models or other valuation models, such as comparative transactions and market multiples. We did not record any impairment losses in fiscal 2011, 2010 or 2009.

We periodically review long-lived assets (primarily property and equipment) and intangible assets with finite lives (purchased technology, capitalized software and customer-related intangibles, which we amortize using the pattern in which the economic benefit will be realized or using the straight-line method if a pattern cannot be reliably determined) for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the carrying value of the asset. If impairment is indicated, we write down the asset to its estimated fair value based on a discounted cash flow analysis. We did not record any impairment losses in fiscal 2011, 2010 or 2009.

Restructuring Charges

Our restructuring charges are comprised primarily of costs related to property abandonment, including future lease commitments, net of any sublease income, and associated leasehold improvements; and employee termination costs related to headcount reductions. We recognize and measure restructuring liabilities initially at fair value when the liability is incurred.

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

Comprehensive Loss

The components of comprehensive loss include, in addition to net income, unrealized gains and losses on investments and foreign currency translation adjustments.

Accumulated other comprehensive loss is made up of the following components:

(In thousands)
November 30,	2011	2010

Cumulative translation adjustment	$(8,948)	$(4,676)
Accumulated unrealized losses on investments	(4,108)	(4,462)

Total accumulated comprehensive loss, net of tax	$(13,056)	$(9,138)

The tax effect on accumulated unrealized losses on investments was $2.0 million and $2.1 million at November 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounts Standards Update (ASU) No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The adoption of ASU 2011-08 is not anticipated to have any impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. The adoption of ASU 2011-05 and ASU 2011-12 is not anticipated to have any impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 4). ASU 2011-04 is effective for us in our second quarter of fiscal 2012 and should be applied prospectively. The adoption of ASU 2011-04 is not anticipated to have any impact on our financial position or results of operations.

Note 2: Business Combinations

Corticon Acquisition

On October 26, 2011, we acquired all of the equity interests in Corticon Technologies, Inc. (Corticon), a privately held business enterprise software company based in Redwood City, California, for $23.0 million. Corticon is a business rules management system vendor that enables organizations to make better, faster decisions by automating business rules. The Corticon products became part of our Enterprise Business Solutions segment. The purpose of the acquisition was to expand the product offerings within the Enterprise Business Solutions segment. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Corticon are included in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

The preliminary allocation of the purchase price is as follows:

(In thousands)
	Total	Life (in years)

Accounts receivable	$835
Property and equipment	112
Other assets	125
Acquired intangible assets	4,910	3 to 7 years
Goodwill	24,842
Accounts payable and other liabilities	(2,471)
Deferred tax liability	(1,814)
Deferred revenue	(3,639)

Net cash paid	$22,900

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition, has principally contributed to a purchase price that resulted in the recognition of $24.8 million of goodwill, which is not deductible for tax purposes. The valuation of acquired tax assets and liabilities is preliminary. The Company is in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize its valuation and establish the related recoverable deferred taxes.

We have not included the amount of revenues and earnings of Corticon since acquisition, nor pro forma financial information, as the amounts are not significant to our consolidated financial statements.

Savvion Acquisition

On January 8, 2010, we acquired all of the equity interests in Savvion, Inc. (Savvion), a privately-held company, through a merger of Savvion with a wholly-owned subsidiary for an aggregate purchase price of $49.2 million. Savvion is a provider of business process management software. The purpose of the acquisition was to expand the product offerings within the Enterprise Business Solutions segment. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Savvion are included in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

The final allocation of the purchase price is as follows:

(In thousands)
	Total	Life (in years)

Accounts receivable	$5,120
Deferred tax assets	2,927
Other assets	854
Acquired intangible assets	28,000	7 to 9 years
Goodwill	19,705
Accounts payable and other liabilities	(4,413)
Liabilities assumed, net of other assets	(3,007)

Net cash paid	$49,186

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings, has principally contributed to a purchase price that resulted in the recognition of $19.7 million of goodwill, which is not deductible for tax purposes.

We have not included pro forma financial information for Savvion as the historical operations were not significant to our consolidated financial statements. In fiscal 2011 and 2010, revenues from Savvion that are included in our results were $26.4 million and $19.5 million, respectively. We have not included the earnings from Savvion, as we do not allocate our expenses to our products.

Note 3: Cash and Investments

A summary of our cash, cash equivalents and trading and available-for-sale investments at November 30, 2011 is as follows:

(In thousands)
Security Type	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Cash	$134,890	$—	$—	$134,890
Money market funds	24,220	—	—	24,220
State and municipal bond obligations	84,193	221	(16)	84,398
Brazilian mutual funds	15,346	—	—	15,346
Auction rate securities – municipal bonds	27,200	—	(4,269)	22,931
Auction rate securities – student loans	12,700	—	(2,092)	10,608
Corporate bonds	2,562	—	—	2,562

Total	$301,111	$221	$(6,377)	$294,955

Such amounts are classified on our consolidated balance sheet at November 30, 2011 as follows:

(In thousands)
Security Type	Cash and Equivalents	Short-Term Investments	Long-Term Investments

Cash	$134,890	$—	$—
Money market funds	24,220	—	—
State and municipal bond obligations	1,985	82,413	—
Brazilian mutual funds	—	15,346	—
Auction rate securities – municipal bonds	—	—	22,931
Auction rate securities – student loans	—	—	10,608
Corporate bonds	—	2,562	—

Total	$161,095	$100,321	$33,539

For each of the ARS, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $33.5 million, and the temporary impairment charge recorded at November 30, 2011 in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $6.4 million.

We will not be able to access the funds associated with our ARS investments until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the consolidated balance sheet at November 30, 2011. However, based on our cash and short-term investments balance of $261.4 million, expected operating cash flows and our revolving credit facility, we do not anticipate that the lack of liquidity associated with these ARS will adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2010 is as follows:

(In thousands)
Security Type	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Cash	$154,718	$—	$—	$154,718
Money market funds	122,415	—	—	122,415
State and municipal bond obligations	25,484	207	(10)	25,681
U.S. government and agency securities	10,000	—	—	10,000
Auction rate securities – municipal bonds	27,200	—	(3,560)	23,640
Auction rate securities – student loans	19,000	—	(2,997)	16,003
Corporate bonds	9,418	—	(21)	9,397
Certificates of deposit	185	—	—	185

Total	$368,420	$207	$(6,588)	$362,039

Such amounts are classified on our consolidated balance sheet at November 30, 2010 as follows:

(In thousands)
Security Type	Cash and Equivalents	Short-Term Investments	Long-Term Investments

Cash	$154,718	$—	$—
Money market funds	122,415	—	—
State and municipal bond obligations	1,926	23,755	—
U.S. government and agency securities	7,500	2,500	—
Auction rate securities – municipal bonds	—	—	23,640
Auction rate securities – student loans	—	—	16,003
Corporate bonds	—	9,397	—
Certificates of deposit	—	185	—

Total	$286,559	$35,837	$39,643

The fair value of debt securities at November 30, 2011 and November 30, 2010, by contractual maturity, is as follows:

(In thousands)
November 30,	2011	2010

Due in one year or less (1)	$104,620	$70,285
Due after one year	31,225	14,621

Total	$135,845	$84,906

(1)	Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining final maturities of these securities range from 12 to 31 years.

Investments with continuous unrealized losses for less than twelve months and twelve months or greater and their related fair values are as follows at November 30, 2011:

(In thousands)
Security Type	Fair Value	Less Than 12 Months Unrealized Losses	Fair Value	12 Months or Greater Unrealized Losses	Total Fair Value	Total Unrealized Losses

State and municipal bond obligations	$24,585	$(16)	$—	$—	$24,585	$(16)
Auction rate securities – municipal bonds	—	—	22,931	(4,269)	22,931	(4,269)
Auction rate securities – student loans	—	—	10,608	(2,092)	10,608	(2,092)

Total	$24,585	$(16)	$33,539	$(6,361)	$58,124	$(6,377)

Investments with continuous unrealized losses for less than twelve months and twelve months or greater and their related fair values are as follows at November 30, 2010:

(In thousands)
Security Type	Fair Value	Less Than 12 Months Unrealized Losses	Fair Value	12 Months or Greater Unrealized Losses	Total Fair Value	Total Unrealized Losses

State and municipal bond obligations	$6,506	$(10)	$—	$—	$6,506	$(10)
Auction rate securities – municipal bonds	—	—	23,640	(3,560)	23,640	(3,560)
Auction rate securities – student loans	—	—	16,003	(2,997)	16,003	(2,997)
Corporate bonds	9,397	(21)	—	—	9,397	(21)

Total	$15,903	$(31)	$39,643	$(6,557)	$55,546	$(6,588)

The unrealized losses associated with state and municipal obligations and corporate bonds and notes are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of November 30, 2011.

Note 4: Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2011:

(In thousands)
		Fair Value Measurements at the Reporting Date Using
Description	Nov. 30, 2011	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$24,220	$24,220	$—	$—
State and municipal bond obligations	84,398	—	84,398	—
Brazilian mutual funds	15,346	15,346	—	—
Auction rate securities – municipal bonds	22,931	—	—	22,931
Auction rate securities – student loans	10,608	—	—	10,608
Corporate bonds	2,562	—	2,562	—
Foreign exchange derivatives	52	—	52	—

Total	$160,117	$39,566	$87,012	$33,539

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2010:

(In thousands)
		Fair Value Measurements at the Reporting Date Using
Description	Nov. 30, 2010	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$122,415	$122,415	$—	$—
State and municipal bond obligations	25,681	—	25,681	—
U.S. government and agency securities	10,000	—	10,000	—
Auction rate securities – municipal bonds	23,640	—	—	23,640
Auction rate securities – student loans	16,003	—	—	16,003
Corporate bonds	9,397	—	9,397	—
Certificates of deposit	185	—	185	—
Foreign exchange derivatives	867	—	867	—

Total	$208,188	$122,415	$46,130	$39,643

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

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for fiscal 2011:

(In thousands)
Level 3 Financial Assets

Balance, December 1, 2010	$39,643
Redemptions and repurchases at par	(6,300)
Unrealized gains included in accumulated other comprehensive loss	196

Balance, November 30, 2011	$33,539

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for fiscal 2010:

(In thousands)
Level 3 Financial Assets

Balance, December 1, 2009	$58,454
Redemptions and repurchases at par	(18,990)
Unrealized gains included in accumulated other comprehensive loss	179
Unrealized gain on ARS trading securities included in other income	1,596
Unrealized loss on put option related to ARS rights offering included in other income	(1,596)

Balance, November 30, 2010	$39,643

Note 5: Derivative Instruments

We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. All foreign currency option contracts are recorded at fair value in other current assets on the consolidated balance sheet at the end of each reporting period and expire within one year. In fiscal 2011, 2010 and 2009, mark-to-market (losses) gains of $(0.5) million, $3.1 million and $(1.4) million, respectively, on foreign currency option contracts were recorded in other income in the consolidated statements of income.

We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the consolidated balance sheet at the end of each reporting period and expire within 90 days. In fiscal 2011, 2010 and 2009, realized and unrealized (losses) gains of $(1.2) million, $(7.2) million and $4.2 million, respectively, from our forward contracts were recognized in other income in the consolidated statements of income. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward and option contracts at November 30, 2011 where the notional amount is determined using contract exchange rates:

(In thousands)
	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$2,180	$(54)
Foreign currency forward contracts to purchase U.S. dollars	36,275	106

Total	$38,455	$52

The table below details outstanding foreign currency forward and option contracts at November 30, 2010 where the notional amount is determined using contract exchange rates:

(In thousands)
	Notional Value	Fair Value

Foreign currency forward contracts to sell U.S. dollars	$36,856	$317
Foreign currency forward contracts to purchase U.S. dollars	13,837	54
Foreign currency option contracts to purchase U.S. dollars	22,775	496

Total	$73,468	$867

Note 6: Property and Equipment

Property and equipment consists of the following:

(In thousands)
November 30,	2011	2010

Computer equipment and software	$60,797	$54,556
Land, buildings and leasehold improvements	58,957	57,307
Furniture and fixtures	9,480	9,230

Total	129,234	121,093
Less accumulated depreciation and amortization	(63,028)	(62,886)

Property and equipment, net	$66,206	$58,207

Note 7: Intangible Assets and Goodwill

Intangible assets are composed of the following significant classes at November 30, 2011:

(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Purchased technology	$138,470	$96,759	$41,711
Customer-related and other	77,609	54,912	22,697

Total	$216,079	$151,671	$64,408

Intangible assets are composed of the following significant classes at November 30, 2010:

(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Purchased technology	$136,151	$80,965	$55,186
Customer-related and other	75,026	47,004	28,022

Total	$211,177	$127,969	$83,208

We amortize intangible assets assuming no expected residual value. The weighted average amortization period for all intangible assets is 6.6 years, including 6.5 years for purchased technology and 6.8 years for customer-related and other intangible assets. Amortization expense related to these intangible assets was $23.7 million, $30.6 million and $28.5 million in fiscal years 2011, 2010 and 2009, respectively.

Future amortization expense from intangible assets held as of November 30, 2011, is as follows:

(In thousands)

2012	$20,829
2013	13,867
2014	11,314
2015	9,931
2016	6,777
Thereafter	1,690

Total	$64,408

Changes in the carrying amount of goodwill for fiscal year 2011 by segment are as follows:

(In thousands)
	Balance Dec. 1, 2010	Additions	Write-down	Translation Adjustments	Balance Nov. 30, 2011

Application Development Platform segment	$61,064	$—	—	$66	$61,130
Enterprise Business Solutions segment	76,829	24,842	—	21	101,692
Enterprise Data Solutions segment	100,450	—	—	(33)	100,417

Total	$238,343	$24,842	—	$54	$263,239

The addition to goodwill during fiscal 2011 was related to the acquisition of Corticon in October 2011.

Changes in the carrying amount of goodwill for fiscal year 2010 by segment are as follows:

(In thousands)
	Balance Dec. 1, 2009	Additions	Write-down	Translation Adjustments	Balance Nov. 30, 2010

Application Development Platform segment	$61,005	$—	—	$59	$61,064
Enterprise Business Solutions segment	57,124	19,705	—	—	76,829
Enterprise Data Solutions segment	100,369	—	—	81	100,450

Total	$218,498	$19,705	—	$140	$238,343

The addition to goodwill during fiscal 2010 was related to the acquisition of Savvion in January 2010.

Note 8: Earnings Per Share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, using the treasury stock method, and outstanding restricted and deferred stock units.

The following table sets forth the calculation of basic and diluted earnings per share for each fiscal year:

(In thousands, except per share data)
Year Ended November 30,	2011	2010	2009

Net income	$58,761	$48,571	$32,755

Weighted average shares outstanding	65,705	63,957	60,155
Dilutive impact from common stock equivalents	1,835	2,255	1,407

Diluted weighted average shares outstanding	67,540	66,212	61,562

Basic earnings per share	$0.89	$0.76	$0.54

Diluted earnings per share	$0.87	$0.73	$0.53

We excluded stock awards representing approximately 2,208,000 shares, 3,870,000 shares and 9,573,000 shares of common stock from the calculation of diluted earnings per share in fiscal years 2011, 2010 and 2009, respectively, because these awards were anti-dilutive.

Note 9: Shareholders’ Equity

Preferred Stock

Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. At November 30, 2011, we have not issued any series of preferred stock.

Common Stock

On December 20, 2010, the Board of Directors approved a three-for-two common stock split in the form of a stock dividend. Shareholders received one additional share for every two shares held. The distribution was made on January 28, 2011 to shareholders of record at the close of business on January 12, 2011. All share and per share amounts have been revised to reflect the stock split.

A summary of our share activity is as follows:

(In thousands)
Year Ended November 30,	2011	2010	2009

Beginning balance	66,528	60,906	59,856
Shares issued	3,767	7,204	1,479
Shares repurchased and retired	(8,391)	(1,496)	(396)
Shares surrendered by employees to pay taxes related to stock-based awards	(115)	(86)	(18)
Shares forfeited	—	—	(15)

Ending balance	61,789	66,528	60,906

We issued 31,000 shares in fiscal 2011 and 24,000 shares in fiscal 2010 with a fair value of $0.7 million and $0.5 million, respectively, to members of the Board the Directors as a component of the annual compensation paid to non-employee directors.

Restricted stock totaling 7,500 shares with a fair value of $0.1 million vested during fiscal 2010. All outstanding restricted stock vested as of November 30, 2010.

There were 74,900 deferred stock units (DSUs) outstanding at November 30, 2011. Each DSU represents one share of our common stock and all DSU grants have been made to non-employee members of our Board of Directors. The DSUs granted prior to fiscal 2011 were fully vested on the date of grant and do not have voting rights and can only be converted into common stock when the recipient ceases being a member of the Board. There were 21,700 DSUs granted in fiscal 2011, of which 2,000 were vested as of November 30, 2011.

Common Stock Repurchases

In fiscal years 2011, 2010 and 2009, we purchased and retired 8,391,000 shares, 1,496,000 shares and 396,000 shares, respectively, of our common stock for $200.0 million, $29.3 million and $5.2 million, respectively.

In fiscal 2010, we repurchased substantially all available shares under our previous Board authorized share repurchase program. On October 1, 2010, the Board of Directors authorized, for the period from October 1, 2010 through September 30, 2011, the purchase of up to $100 million of our common stock, at such times that management deems such purchases to be an effective use of cash. On June 27, 2011, the Board of Directors increased and extended the program for an additional $100 million through May 31, 2012. As of November 30, 2011 no amounts were available for purchase under this program.

Stock Options and Stock Awards

We currently have one shareholder-approved stock plan from which we can issue equity securities, including options, deferred stock awards and restricted stock. In fiscal 2008, our shareholders approved the 2008 Stock Option and Incentive Plan, which replaced the 1992 Incentive and Nonqualified Stock Option Plan, the 1994 Stock Incentive Plan and the 1997 Stock Incentive Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under these plans. The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units and stock appreciation rights. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. Options granted from fiscal 2005 through fiscal 2010 generally vest over five years and have terms of seven years, and options granted in 2011 vest over four years and have a term of seven years. A total of 47,010,000 shares are issuable under these plans, of which 6,062,000 shares were available for grant at November 30, 2011.

We have adopted two stock plans for which the approval of shareholders was not required: the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. The options granted from fiscal 2005 through fiscal 2010 generally vest over five years and have terms of seven years, and options granted in 2011 vest over four years and have a term of seven years. A total of 9,750,000 shares are issuable under the 2002 Plan, of which 101,000 shares were available for grant at November 30, 2011.

The 2004 Plan is reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. The options granted prior to fiscal 2005 generally vest over five years and have terms of ten years. The options granted since fiscal 2005 generally vest over five years and have terms of seven years. A total of 1,500,000 shares are issuable under the 2004 Plan, of which 567,000 shares were available for grant at November 30, 2011.

A summary of stock option activity under all plans is as follows:

(In thousands, except per share data)
	Number of Shares	Weighted Average Exercise Price

Options outstanding, December 1, 2010	9,876	$17.54
Granted	1,309	27.60
Exercised	(2,755)	15.54
Canceled	(687)	19.58

Options outstanding, November 30, 2011	7,743	$19.77

For various exercise price ranges, characteristics of outstanding and exercisable stock options at November 30, 2011 are as follows:

(Number of shares in thousands)
	Options Outstanding			Options Exercisable
Range of Exercise Price:	Number of Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$8.82-14.67	1,668	2.98	$13.52	1,176	$13.39
15.29-19.53	1,523	2.87	16.88	1,088	16.68
19.54-20.78	1,602	2.85	20.42	1,268	20.42
20.79-21.60	1,673	3.92	21.36	805	21.41
21.61-29.64	1,277	5.58	28.48	238	28.31

$8.82-29.64	7,743	3.56	$19.77	4,575	$18.31

Options outstanding that have vested and that are expected to vest as of November 30, 2011 are as follows:

(In thousands, except per share data)
	Outstanding Options	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)

Vested	4,575	2.72	$18.31	$12,412
Expected to vest	3,168	4.77	21.88	4,573

Total	7,743	3.56	$19.77	$16,985

(1)	The aggregate intrinsic value was calculated based on the difference between the closing price of our stock on November 30, 2011 of $20.37 and the exercise prices for all in-the-money options outstanding.

A summary of the status of our restricted stock units at November 30, 2011 is as follows:

(In thousands, except per share data)
	Number of Shares	Weighted Average Grant date Fair value

Restricted stock units outstanding, December 1, 2010	722	$19.72
Granted	553	25.92
Issued	(386)	20.30
Canceled	(103)	21.90

Restricted stock units outstanding, November 30, 2011	786	$23.51

Each restricted stock unit represents one share of common stock. The restricted stock units generally vest semi-annually over a three-year period.

The fair value of outright stock awards, restricted stock awards, restricted stock units and DSUs is equal to the closing price of our common stock on the date of grant.

The following table provides the classification of stock-based compensation expense as reflected in our consolidated statements of income:

(In thousands)
Year Ended November 30,	2011	2010	2009

Cost of software licenses	$9	$29	$37
Cost of maintenance and services	1,397	913	948
Sales and marketing	5,946	5,496	5,830
Product development	5,759	4,200	4,041
General and administrative	12,888	6,948	10,680
Restructuring	—	535	—

Total stock-based compensation expense	25,999	18,121	21,536
Income tax benefit included in provision for income taxes	(6,958)	(4,970)	(5,163)

Total stock-based compensation expense, net of tax	$19,041	$13,151	$16,373

We estimated the fair value of options and employee stock purchase plan shares granted in fiscal years 2011, 2010 and 2009 on the measurement dates using the Black-Scholes option valuation model with the following weighted average assumptions:

Year Ended November 30,	2011	2010	2009

Stock Purchase Plan:
Expected volatility	25.8%	27.7%	30.7%
Risk-free interest rate	0.4%	0.6%	0.8%
Expected life in years	1.6	1.5	2.1
Expected dividend yield	None	None	None
Stock Options:
Expected volatility	27.3%	27.2%	26.9%
Risk-free interest rate	1.7%	2.2%	2.0%
Expected life in years	4.8	4.8	4.7
Expected dividend yield	None	None	None

For each option award, the expected life in years is based on historical exercise patterns and post-vesting termination behavior. Expected volatility is based on historical volatility of our stock, and the risk-free interest rate is based on the U.S. Treasury yield curve for the period that is commensurate with the expected life at the time of grant. We do not currently pay cash dividends on our common stock and do not anticipate doing so for the foreseeable future. Accordingly, our expected dividend yield is zero.

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

Based on the above assumptions, the weighted average estimated fair value of options granted in fiscal years 2011, 2010 and 2009 was $7.31, $5.84 and $4.23 per share, respectively. We amortize the estimated fair value of options to expense over the vesting period using the straight-line method. The weighted average estimated fair value for shares issued under our 1991 Employee Stock Purchase Plan (ESPP) in fiscal years 2011, 2010 and 2009 was $6.44, $5.97 and $4.19 per share, respectively. We amortize the estimated fair value of shares issued under the ESPP to expense over the vesting period using a graded vesting model.

Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $31.6 million at November 30, 2011. These costs are expected to be recognized over a weighted average period of 2.5 years.

During fiscal years 2011, 2010 and 2009 the following activity occurred under our plans:

(In thousands)
Year Ended November 30,	2011	2010	2009

Total intrinsic value of stock options on date exercised	$31,566	$47,395	$2,569
Total fair value of DSUs on date vested	40	—	—
Total fair value of restricted stock awards on date vested	—	131	82
Total fair value of restricted stock units on date vested	9,120	6,202	1,576

Employee Stock Purchase Plan

The ESPP permits eligible employees to purchase up to an aggregate of 7,350,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27-month offering period comprised of nine three month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27-month offering period, subsequent to the purchase, the offering period is cancelled and the employee is entered into a new 27-month offering period with the then current market price as the new base price. We issued 594,000 shares, 604,000 shares and 570,000 shares with weighted average purchase prices of $11.52, $10.28 and $10.08 per share, respectively, in fiscal years 2011, 2010 and 2009, respectively. At November 30, 2011, approximately 287,000 shares were available and reserved for issuance under the ESPP.

CEO Separation Agreement

During fiscal 2011, we entered into an amendment to the existing severance agreement with Richard D. Reidy, our former President and Chief Executive Officer, dated October 13, 2009 (the Existing Separation Agreement). The amendment was entered into on July 31, 2011 in connection with the announcement that Mr. Reidy would terminate employment when his successor was named. Mr. Reidy continued as our President and Chief Executive Officer until his successor commenced employment on December 5, 2011.

The amendment to the Existing Separation Agreement entitled Mr. Reidy to the payments and benefits set forth in the Existing Separation Agreement, which included severance and acceleration of vesting of Mr. Reidy’s unvested equity to the extent such equity would have vested during the twenty-four months following termination of employment. The amendment to the Existing Separation Agreement also provided for an extension of the period of time during which Mr. Reidy may exercise his vested stock options following his termination from three months to a total of fifteen months. The amendment provided that the extended exercise period was in consideration of Mr. Reidy’s agreement to remain as President and Chief Executive Officer until his successor commenced employment. This extended exercise period would not apply if Mr. Reidy voluntarily terminated employment prior to February 29, 2012.

We recognized $4.6 million of stock-based compensation expense in fiscal 2011 as a result of this arrangement, and the commencement of and employment of a new President and Chief Executive Officer. The expense was recorded in general and administrative expense on the consolidated statement of income, and included $4.0 million related to vesting acceleration and $0.6 million related to the modification and extension of the vesting period, of 348,000 stock options and 88,000 restricted stock units.

Note 10: Retirement Plan

We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $2.4 million, $4.6 million and $4.0 million for fiscal years 2011, 2010 and 2009, respectively.

Note 11: Income Taxes

The components of pretax income are as follows:

(In thousands)
Year Ended November 30,	2011	2010	2009

U.S.	$69,199	$54,566	$32,279
Foreign	18,505	16,862	18,901

Total	$87,704	$71,428	$51,180

The provisions for income taxes are comprised of the following:

(In thousands)
Year Ended November 30,	2011	2010	2009

Current:
Federal	$19,961	$11,536	$10,116
State	1,982	1,925	1,383
Foreign	5,131	5,392	7,293

Total current	27,074	18,853	18,792

Deferred:
Federal	1,624	4,817	1,948
State	71	48	(36)
Foreign	174	(861)	(2,279)

Total deferred	1,869	4,004	(367)

Total	$28,943	$22,857	$18,425

The tax effects of significant items comprising our deferred taxes are as follows:

(In thousands)
November 30,	2011	2010

Deferred tax assets:
Accounts receivable	$1,230	$598
Other current assets	780	815
Capitalized research costs	1,360	2,697
Accrued compensation	3,258	1,369
Accrued liabilities and other	9,469	10,722
Deferred revenue	1,540	2,743
Stock-based compensation	8,908	8,667
Tax credit and loss carryforwards	48,503	50,334

Gross deferred tax assets	75,048	77,945
Valuation allowance	(23,352)	(21,566)

Total net deferred tax assets	51,696	56,379

Deferred tax liabilities:
Goodwill	(10,629)	(9,481)
Depreciation and amortization	(3,795)	(5,783)

Total deferred tax liabilities	(14,424)	(15,264)

Total	$37,272	$41,115

The valuation allowance primarily applies to net operating loss carryforwards and unutilized tax credits in jurisdictions or under conditions where realization is not assured. The increase in the valuation allowance during fiscal 2011 primarily related to the creation of net operating loss carryforwards and excess tax credits.

At November 30, 2011, we have net operating loss carryforwards of $70.1 million expiring on various dates through 2024 and $30.4 million that may be carried forward indefinitely. At November 30, 2011, we have tax credit carryforwards of approximately $14.3 million expiring on various dates through 2031 and $0.8 million that may be carried forward indefinitely.

A reconciliation of the U.S. federal statutory rate to the effective tax rate is as follows:

	$ 3,28100	$ 3,28100	$ 3,28100
Year Ended November 30,	2011	2010	2009

Tax at U.S. Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differences	(0.1)	(2.8)	(1.7)
State income taxes, net	1.7	1.8	1.7
Research credits	(3.4)	(0.2)	(3.7)
Domestic production activities deduction	(2.1)	(0.8)	(0.8)
Tax-exempt interest	(0.2)	(0.2)	(0.5)
Nondeductible stock-based compensation	2.6	2.3	5.2
Nonrecurring benefit from change in estimate from earnings and profits	—	(3.5)	—
Other	(0.5)	0.4	0.8

Total	33.0%	32.0%	36.0%

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

A reconciliation of the balance of our unrecognized tax benefits is as follows:

	$ 3,28100	$ 3,28100	$ 3,28100
(In thousands)
Year Ended November 30,	2011	2010	2009

Balance, beginning of year	$1,219	$3,281	$4,784
Tax positions related to current year	13	—	—
Settlements with tax authorities	—	(1,736)	(1,323)
Tax positions acquired	—	200	—
Lapses due to expiration of the statute of limitations	(108)	(526)	(180)

Balance, end of year	$1,124	$1,219	$3,281

We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. In fiscal years 2011 and 2010, we included $0.1 million and $0.1 million, respectively, of estimated interest and penalties in the provision for income taxes. We had accrued $0.3 million and $0.2 million of estimated interest and penalties at November 30, 2011 and November 30, 2010, respectively. We do not expect any significant changes to the amount of unrecognized tax benefits in the next 12 months.

We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested and would primarily be offset by foreign tax credits. Cumulative undistributed foreign earnings were approximately $35.4 million at November 30, 2011.

The Internal Revenue Service is currently examining our U.S. Federal income tax returns for fiscal years 2009 and 2010. Our Federal income tax returns have been examined or are closed by statute for all years prior to fiscal 2008, and we are no longer subject to audit for those periods. State taxing authorities are currently examining our income tax returns for years through fiscal 2010. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal 2008, and we are no longer subject to audit for those periods.

Tax authorities for certain non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits, none of which are material to our consolidated balance sheets, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2006.

We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material effect on our consolidated financial position or results of operations. However, there can be no assurances as to the possible outcomes.

Note 12: Debt Arrangements

Line of Credit

On August 15, 2011, we entered into a credit agreement (the Credit Agreement) for an unsecured credit facility with J.P. Morgan and other lenders that matures on August 15, 2016, at which time all amounts outstanding must be repaid. The credit facility provides for a revolving line of credit in the amount of $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $20.0 million. The credit facility also permits us to increase the revolving line of credit by up to an additional $75.0 million subject to receiving further commitments from lenders and certain other conditions. We intend to utilize the line of credit for general corporate purposes, including acquisitions, stock repurchases and working capital.

Revolving loans accrue interest at a per annum rate based on our choice of either (i) the LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) the base rate plus a margin ranging from 0.25% to 0.75%, both depending on our consolidated leverage ratio. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) the LIBOR rate for a one month interest period plus a margin equal to 1.00%. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, at a per annum rate ranging from 0.25% to 0.35%, depending on our consolidated leverage ratio. The loan origination fee and issuance costs incurred upon consummation of the Credit Agreement will be amortized through interest expense using the effective interest rate method, over the five-year term of the facility. Other customary fees and letter of credit fees may be charged and will be expensed as they are incurred.

Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay, terminate or reduce the loan commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. The Credit Agreement contains customary affirmative and negative covenants. We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of November 30, 2011, there were no amounts outstanding under the revolving line and $0.2 million of letters of credit. We are in compliance with our covenants.

Long-Term Debt

In connection with the purchase of a building adjacent to our headquarters, we were required to assume the existing mortgage under the terms of the agreement. The mortgage, secured by the building, had a remaining principal balance of $2.4 million with a fixed annual interest rate of 8.05% at the time of the purchase. We may repay the entire outstanding balance at any time, subject to a potential penalty based on interest rates in effect at that time. The outstanding principal balance at November 30, 2011 was $0.4 million. The final payment, including an insignificant amount of interest, is due in June 2012.

Note 13: Commitments and Contingencies

Leasing Arrangements

We lease certain facilities and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2011:

(In thousands)

2012	$12,418
2013	7,842
2014	3,938
2015	2,973
2016	860
Thereafter	1,921

Total	$29,952

Total rent expense, net of sublease income which is insignificant, under operating lease arrangements was approximately $12.4 million, $11.3 million and $12.4 million in fiscal years 2011, 2010 and 2009, respectively.

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

Legal Proceedings

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material effect on our consolidated financial position or results of operations.

On January 21, 2010, JuxtaComm-Texas Software, LLC (JuxtaComm) filed a complaint in the Eastern District of Texas against Progress Software, two of our subsidiaries and 19 other defendants, alleging infringement of JuxtaComm’s U.S. patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). In its amended complaint, JuxtaComm alleges that certain of the products within our Sonic, FuseSource, DataDirect Connect and DataServices product sets infringe JuxtaComm’s patent. In its complaint, JuxtaComm seeks unspecified monetary damages and permanent injunctive relief.

In May 2010, we filed a response to this complaint in which we denied all claims. The discovery phase of this litigation was completed in November 2011 and trial was scheduled to begin on January 9, 2012. However, on December 2, 2011, the court issued a so-called Markman ruling, in which all disputes are resolved regarding interpretations of the patent. In the ruling, the court agreed with us on a key issue which would eliminate us from the case. On December 8, 2011, the court issued an order staying the case until February 1, 2012 and gave JuxtaComm until February 1, 2012 to articulate an alternative theory and postponed the trial to an unspecified future date to fall in the second or third quarter of 2012.

We intend to defend the action vigorously. While we believe that we have valid defenses to JuxtaComm’s claims, litigation is inherently unpredictable and we cannot make any predictions as to the outcome of this litigation. It is possible that our business, financial position, or results of operations could be negatively affected by an unfavorable resolution of this action, however, we are unable to estimate a range of potential loss at this time.

Note 14: Business Segments and International Operations

Operating segments, as defined under GAAP, are components of an enterprise about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. We internally report results to our chief operating decision maker on both a product group basis and a functional basis. Our product groups represent our segments for financial reporting purposes. However, our organization is managed primarily on a functional basis. We assign dedicated costs and expenses, primarily costs of revenue and product development, directly to each segment and utilize an allocation methodology to assign all other costs and expenses, primarily sales and marketing and general and administrative, to each segment. A significant portion of the total costs and expenses assigned to each segment are allocated. Our chief operating decision maker is our Chief Executive Officer.

Our internal reporting includes three segments, each of which meet the criteria for segment reporting: (1) Application Development Platforms, which includes the OpenEdge, Orbix and ObjectStore products; (2) Enterprise Business Solutions, which includes the Apama, Sonic, Actional, Savvion and FuseSource products; and (3) Enterprise Data Solutions, which includes the DataDirect Connect, DataDirect Shadow and DataServices products.

We do not manage our assets or capital expenditures by segment or assign other income and income taxes to segments. We manage and report such items on a consolidated company basis.

The following table provides revenue and income from operations from our reportable segments:

(In thousands)
Year Ended November 30,	2011	2010	2009

Revenue:
Application Development Platform segment	$326,398	$333,197	$328,550
Enterprise Business Solutions segment	136,815	122,097	85,139
Enterprise Data Solutions segment	70,475	75,038	83,119
Reconciling items	(93)	(1,212)	(2,671)

Total	$533,595	$529,120	$494,137

Income (loss) from operations:
Application Development Platform segment	$189,392	$209,642	$170,851
Enterprise Business Solutions segment	(51,955)	(40,111)	(55,085)
Enterprise Data Solutions segment	6,950	(12,912)	(6,410)
Reconciling items	(56,164)	(88,949)	(58,224)

Total	$88,223	$67,670	$51,132

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

Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from external customers by revenue type is as follows:

(In thousands)
Year Ended November 30,	2011	2010	2009

Software licenses	$184,173	$192,568	$175,566
Maintenance	298,360	286,207	279,138
Professional services	51,062	50,345	39,433

Total	$533,595	$529,120	$494,137

In the following table, revenue attributed to North America includes sales to customers in the U.S. and Canada and licensing to certain multinational organizations, substantially all of which is invoiced from the U.S. Revenue from Europe, Middle East and Africa (EMEA), Latin America and Asia Pacific includes shipments to customers in each region, not including certain multinational organizations, plus export shipments into each region that are billed from the U.S. Information relating to revenue from external customers from different geographical areas is as follows:

(In thousands)
Year Ended November 30,	2011	2010	2009

North America	$251,462	$244,648	$221,173
EMEA	201,767	204,380	208,002
Latin America	39,068	39,948	33,884
Asia Pacific	41,298	40,144	31,078

Total	$533,595	$529,120	$494,137

Revenue from the United Kingdom totaled $60.2 million, $56.0 million and $57.9 million for fiscal years 2011, 2010 and 2009, respectively. No other country outside of the U.S. accounted for more than 10% of our consolidated total revenue in any year presented. Long-lived assets totaled $59.6 million, $54.7 million and $55.3 million in the U.S. and $6.6 million, $7.8 million and $9.7 million outside of the U.S. at the end of fiscal years 2011, 2010 and 2009, respectively. No individual country outside of the United States accounted for more than 10% of our consolidated long-lived assets.

Note 15: Restructuring Charges

Q3 2010 Restructuring Plan

During the third quarter of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes. The restructuring was undertaken to better position the company for long-term growth, improved profitability, greater competitiveness and improved efficiency across our global business. These initiatives include the refinement of our product portfolio towards core and high-growth opportunities, the global consolidation and redeployment of a portion of our product development and administrative personnel, assets and processes to other global locations that offer greater efficiencies to the business and the continued consolidation of offices around the world. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 7% primarily within the development, sales and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The activities related to this restructuring also continued into fiscal 2011. The total costs as of the end of fiscal 2011 associated with the restructuring aggregated to $18.6 million. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of income. The restructuring charge included $0.2 million of noncash stock-based compensation. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.

These strategic initiatives also involve the increased investment and expansion of development and administration operations off-shore, where we have run a successful development organization for several years. We increased the size of our development organization in Hyderabad, India, from about a third of our development resources to about half, in order to maximize resources and manage our development costs as we increase overall R&D headcount and bandwidth in our key product areas. We moved and added additional product group functions as well as certain administrative functions to India. This expansion in India resulted in the reduction of our development and administration operations headcount in other geographies in which we operate.

As of November 30, 2011, we do not expect to incur additional expenses related to these activities.

Q1 2010 Restructuring Plan

During the first quarter of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and recent acquisitions. The restructuring was undertaken to enhance and re-focus our product strategy, to improve the way we take our products to market by becoming more customer and solutions driven, and to increase our market awareness. To accomplish these goals, and with a view toward better optimizing operations and improving productivity and efficiency, we reduced our global workforce by approximately 13% primarily within the sales, development, marketing and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The total costs associated with the restructuring aggregated to $26.0 million. These costs primarily related to employee severance and facilities related expenses, and were recorded to the restructuring expense line item within our consolidated statements of income. The restructuring charge included $0.3 million of noncash stock-based compensation. The excess facilities and other costs represent facilities costs for unused space and termination costs of automobile leases for employees included in the workforce reduction.

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

A summary of activity for all restructuring actions is as follows:

(In thousands)
	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total

Balance, December 1, 2008	$8,069	$6,676	$14,745
Establishment of reserve related to Q1 2009 restructuring	394	5,280	5,674
Adjustments to initial reserves	(72)	(186)	(258)
Cash disbursements	(2,906)	(11,950)	(14,856)
Translation adjustments and other	706	432	1,138

Balance, November 30, 2009	6,191	252	6,443
Establishment of reserve related to Q1 2010 restructuring	5,288	20,157	25,445
Establishment of reserve related to Q3 2010 restructuring	2,452	8,573	11,025
Additional reserves related to Q3 2010 restructuring and adjustments to initial reserves	(37)	3,007	2,970
Cash disbursements	(4,947)	(27,597)	(32,544)
Translation adjustments and other	(320)	(376)	(696)

Balance, November 30, 2010	8,627	4,016	12,643
Adjustments to initial reserves	1,595	3,031	4,626
Cash disbursements	(5,595)	(6,393)	(11,988)
Translation adjustments and other	286	44	330

Balance, November 30, 2011	$4,913	$698	$5,611

The amounts included under cash disbursements for excess facilities costs are net of proceeds received from sublease agreements. The balance of the employee severance and related benefits is expected to be paid over a period ending in December 2012. The balance of the excess facilities and related costs is expected to be paid over a period of time ending in fiscal 2013.

For all restructuring reserves described above the short-term portion of $3.0 million is included in other accrued liabilities and the long-term portion of $1.9 million is included in other non-current liabilities on the consolidated balance sheet at November 30, 2011.

Note 16: Selected Quarterly Financial Data (unaudited)

(In thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2011:
Revenue	$134,237	$134,684	$128,334	$136,340
Gross profit	110,113	108,527	101,518	110,142
Income from operations	28,316	27,210	13,512	19,185
Net income	20,521	17,960	8,601	11,679
Diluted earnings per share	0.29	0.26	0.13	0.18
Basic earnings per share	0.31	0.27	0.13	0.19
2010:
Revenue	$127,547	$127,656	$128,737	$145,180
Gross profit	103,546	102,425	104,028	119,799
(Loss) income from operations	(4,379)	22,745	16,469	32,835
Net (loss) income	(1,006)	19,058	9,244	21,275
Diluted earnings per share	(0.01)	0.29	0.14	0.31
Basic earnings per share	(0.01)	0.30	0.14	0.33

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of November 30, 2011, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of November 30, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(d) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Progress Software Corporation

Bedford, Massachusetts

We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the “Company”) as of November 30, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2011 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2011 of the Company and our report dated January 30, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

January 30, 2012

Item 9B. Other Information

On December 5, 2011, upon the appointment of Jay H. Bhatt as President and Chief Executive Officer and as a director, Richard D. Reidy resigned as President and Chief Executive Officer and as a director. Mr. Reidy’s employment terminated on December 9, 2011. For a description of Mr. Reidy’s termination arrangements, refer to the Current Report on Form 8-K we filed on August 1, 2011.

On January 9, 2012, the employment of Christopher A. Larsen, Executive Vice President, Global Field Operations, was terminated. For a description of Mr. Larsen’s termination arrangements, refer to the Current Report on Form 8-K we filed on January 4, 2012.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 with respect to our directors and executive officers, including the qualifications of the members of the Audit Committee of our Board of Directors, may be found in the sections captioned, “Proposal 1—Election of Directors,” “Committees of the Board,” “Certain Relationships” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders. This information is incorporated herein by reference.

The following information is provided with respect to the members of our Board of Directors.

Jay H. Bhatt

President and Chief Executive Officer

Progress Software Corporation

Michael L. Mark

Non-Executive Chairman

Progress Software Corporation

Barry N. Bycoff

Former Executive Chairman

Progress Software Corporation

John R. Egan

Managing Partner

Egan-Managed Capital

Ram Gupta

Former President and Chief Executive Officer

CAST Iron Systems, Inc.

Charles F. Kane

President and Chief Operating Officer

One Laptop per Child

David A. Krall

Former President and Chief Operating Officer

Roku, Inc.

Philip N. Pead

Executive Chairman

Allscripts Health Solutions

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

Item 11. Executive Compensation

The information required by this Item 11 with respect to director and executive compensation may be found under the headings captioned “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership and our equity compensation plans may be found under the headings captioned “Information About Progress Software Common Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2011 is as follows:

(In thousands, except per share data)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance

Equity compensation plans approved by shareholders (1)	5,587	(2)	$19.39	6,349	(3)
Equity compensation plans not approved by shareholders (4)	2,156		20.75	668

Total	7,743		$19.77	7,017

(1)	Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, 2008 Stock Option and Incentive Plan and 1991 Employee Stock Purchase Plan (ESPP).
(2)	Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.
(3)	Includes 287,000 shares available for future issuance under the ESPP.
(4)	Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.

We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of NASDAQ. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer would be eligible to receive an award under the 2004 Plan only as an inducement to join us. Awards under the 2002 Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 11,250,000 shares are issuable under the two plans, of which, 668,000 shares are available for future issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 may be found under the headings “Independence,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 may be found under the heading “Information About Our Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of November 30, 2011 and 2010

•	Consolidated Statements of Income for the years ended November 30, 2011, 2010 and 2009

•	Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the years ended November 30, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

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

3.1	Restated Articles of Organization, as amended

3.2	By-Laws, as amended and restated (1)

4.1	Specimen certificate for the Common Stock

10.1*	1992 Incentive and Nonqualified Stock Option Plan (2)

10.2*	1994 Stock Incentive Plan (3)

10.3*	1997 Stock Incentive Plan, as amended and restated (4)

10.4*	Employee Retention and Motivation Agreement as amended and restated, executed by each of the Executive Officers (other than the Chief Executive Officer) (5)

10.5*	2002 Nonqualified Stock Plan, as amended and restated (6)

10.6*	2004 Inducement Stock Plan, as amended and restated (7)

10.7*	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (8)

10.8*	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated (9)

10.9*	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (10)

10.10*	Progress Software Corporation Corporate Executive Bonus Plan (11)

10.11*	Progress Software Corporation 2011 Fiscal Year Non-Employee Directors Compensation Program (12)

10.12*	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (13)

10.13*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant) (14)

10.14*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant) (15)

10.15.1*	Employment Letter Agreement, dated May 12, 2009, by and between Progress Software Corporation and Barry N. Bycoff regarding the terms of Mr. Bycoff’s employment as Executive Chairman of the Board of Directors of Progress Software Corporation (16)

10.15.2*	Letter Agreement, dated January 15, 2010, by and between Progress Software Corporation and Barry N. Bycoff regarding the extension of Mr. Bycoff’s employment as Executive Chairman of the Board of Directors of Progress Software Corporation (17)

10.16*	Employment Letter, dated as of May 12, 2009, between Progress Software Corporation and Richard D. Reidy (18)

10.17*	Amended and Restated Employee Retention and Motivation Agreement, dated as of October 13, 2009, by and between Progress Software Corporation and Richard D. Reidy (19)

10.18*	Severance Agreement, dated as of October 13, 2009, between Progress Software Corporation and Richard D. Reidy (20)

10.18.1*	Letter Agreement, dated July 31, 2011, amending Separation Agreement, dated as of October 13, 2009, between Progress Software Corporation and Richard D. Reidy (21)

10.19*	Separation Agreement, dated as of June 30, 2009, between Progress Software Corporation and Joseph W. Alsop (22)

10.20*	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (23)

10.21*	Separation Agreement, dated as of March 31, 2010, between Progress Software Corporation and Jeffrey Stamen (24)

10.22*	Employment Letter, dated as of October 15, 2010, by and between Progress Software Corporation and Charles F. Wagner, Jr. (25)

10.23*	Letter Agreement, dated November 12, 2010, by and between Progress Software Corporation and Norman R. Robertson (26)

10.24*	Employment Agreement, dated as of December 5, 2011, by and between Progress Software Corporation and Jay H. Bhatt (27)

10.25*	Employee Retention and Motivation Agreement, dated as of December 5, 2011, by and between Progress Software Corporation and Jay H. Bhatt (28)

10.26*	Form of Executive Severance Agreement, executed by each of the Executive Officers other than the Chief Executive Officer (29)

10.27	Credit Agreement, dated as of August 15, 2011, by and among Progress Software Corporation, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and RBS Citizens, N.A., as Syndication Agents, and J.P. Morgan Securities LLC, as Sole Bookrunner and Sole Lead Arranger (30)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Jay H. Bhatt

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Charles F. Wagner, Jr.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from Progress Software Corporation’s Annual Report on Form 10-K for the year ended November 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended November 30, 2011, 2010 and 2009, (iii) Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2011, 2010 and 2009, and (iv) Consolidated Statements of Cash Flows for the years ended November 30, 2011, 2010 and 2009.

(1)	Incorporated by reference to Exhibit 3.1 of Form 8-K filed September 22, 2008.
(2)	Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended November 30, 2009.
(3)	Incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended November 30, 2009.
(4)	Incorporated by reference to Appendix B to our definitive Proxy Statement filed March 27, 2007.
(5)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 6, 2009.
(6)	Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.
(7)	Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.
(8)	Incorporated by reference to Annex B to our definitive Proxy Statement filed March 26, 2010.
(9)	Incorporated by reference to Annex A to our definitive Proxy Statement filed March 26, 2010.
(10)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 28, 2008.
(11)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(12)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 3, 2011.
(13)	Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 28, 2008
(14)	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 28, 2008.
(15)	Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 28, 2008.
(16)	Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.
(17)	Incorporated by reference to Exhibit 10.16.2 to our Annual Report on Form 10-K for the year ended November 30, 2009.
(18)	Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.
(19)	Incorporated by reference to Exhibit 10.2 of Form 8-K/A filed on October 19, 2009.
(20)	Incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on October 19, 2009.
(21)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 1, 2011.
(22)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended August 30, 2009.
(23)	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended November 30, 2009
(24)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.
(25)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2010.
(26)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 12, 2010.
(27)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 28, 2011.
(28)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 28, 2011.
(29)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 8, 2011.
(30)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 18, 2011.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of Progress Software participates.
**	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(c) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of January, 2012.

PROGRESS SOFTWARE CORPORATION

By:	/s/ JAY H. BHATT
Jay H. Bhatt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY H. BHATT	President, Chief Executive Officer and Director (Principal Executive Officer)	January 30, 2012
Jay H. Bhatt

/s/ CHARLES F. WAGNER, JR.	Executive Vice President, Finance and	January 30, 2012
Charles F. Wagner, Jr.	Administration and Chief Financial Officer
(Principal Financial Officer)

/s/ CHRIS B. ANDERSEN	Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 30, 2012
Chris B. Andersen

/s/ MICHAEL L. MARK	Non-Executive Chairman of the Board	January 30, 2012
Michael L. Mark

/s/ BARRY N. BYCOFF	Director	January 30, 2012
Barry N. Bycoff

/s/ JOHN R. EGAN	Director	January 30, 2012
John R. Egan

/s/ RAM GUPTA	Director	January 30, 2012
Ram Gupta

/s/ CHARLES F. KANE	Director	January 30, 2012
Charles F. Kane

/s/ DAVID A. KRALL	Director	January 30, 2012
David A. Krall

/s/ PHILIP N. PEAD	Director	January 30, 2012
Philip N. Pead