Form 10-K/A
period 2011-11-30
PROGRESS SOFTWARE CORP /MA
filed 2012-03-29
CIK 876167

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

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

As of February 29, 2012, there were 62,702,462 common shares outstanding.

Documents Incorporated by Reference

None

PROGRESS SOFTWARE CORPORATION

FORM 10-K/A

For the year ended November 30, 2011

EXPLANATORY NOTE

Progress Software Corporation (referred to as Progress, the company, we, us or our) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended November 30, 2011, originally filed on January 30, 2012 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the United States Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report.

This Form 10-K/A also includes as exhibits the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Currently, our Board of Directors is comprised of eight members. Each director has been elected to hold office until the next annual meeting of shareholders or special meeting in lieu of such annual meeting and until his successor has been duly elected and qualified, or until his earlier death, resignation or removal. There are no family relationships among any of our executive officers or directors.

The following table sets forth our directors, their ages, and the positions currently held by each person with our company. In addition, for each person we have included information regarding the business or other experience, qualifications, attributes or skills considered in determining that each person should serve as a director.

Name	Age	Position
Jay H. Bhatt	43	President and Chief Executive Officer and Director
Barry N. Bycoff	62	Director
John R. Egan (1)(3)	53	Director
Ram Gupta (2)	49	Director
Charles F. Kane (1)	54	Director
David A. Krall (3)	51	Director
Michael L. Mark (1)(2)	66	Chairman of the Board
Philip M. Pead (2)(3)	59	Director

(1)	Member of Audit Committee
(2)	Member of Nominating and Corporate Governance Committee
(3)	Member of Compensation Committee

Mr. Bhatt became our President and Chief Executive Officer in December 2011. Prior to that time, from February 2004 until November 2011, Mr. Bhatt was Senior Vice President at Autodesk, Inc., a leader in 3D, design, engineering and entertainment software, where he served as Senior Vice President of the global Architecture, Engineering and Construction Solutions Division at Autodesk, Inc. In this role, Mr. Bhatt had responsibility for software development, marketing, product management, product design, business development, finance and human resources. Prior to this role, Mr. Bhatt led Autodesk’s Corporate Development, Business Development and Strategy functions, and was responsible for mergers and acquisitions, strategic partnerships and corporate strategic planning.

Through his positions with Autodesk extending over ten years, Mr. Bhatt has gained significant leadership, management and operating experience, extensive knowledge of the software industry and significant technical, financial, strategic and marketing expertise. Also, in his role as our President and Chief Executive Officer, Mr. Bhatt can provide unique insight into our markets, products, technology, challenges and opportunities.

Mr. Bycoff has been a director since May 2007. Mr. Bycoff was our Executive Chairman from March 2009 until April 2011. From May 2005 to July 2007, Mr. Bycoff was a venture partner of Pequot Ventures, the venture capital arm of Pequot Capital Management, Inc. Mr. Bycoff was previously Executive Chairman of Day Software Holding AG.

As the founder and former Chief Executive Officer of Netegrity, a public technology company, Mr. Bycoff demonstrated leadership, management and strategic experience, as well as significant financial, operational and corporate governance experience. Mr. Bycoff also has significant management experience from working in a variety of software companies. Mr. Bycoff also has valuable experience as a current and former board member of a number of public and private technology-related companies. Mr. Bycoff also brings to the Board of Directors his investing experience from his tenure at Pequot Ventures.

Mr. Egan has been a director since September 2011. Mr. Egan is managing partner of Egan-Managed Capital, a Boston based venture capital fund he founded in October 1998 that specializes in technology and early stage investments. From October 1986 until September 1998, Mr. Egan served in a number of executive positions with EMC Corporation, including Executive Vice President, Products and Offerings, Executive Vice President, Sales and Marketing, Executive Vice President, Operations and Executive Vice President, International Sales. Mr. Egan also serves on the Board of Directors for other publicly-traded and privately-held companies. They include: EMC Corporation (NYSE: EMC), where he has served on the Board of Directors for almost twenty years; VMWare, Inc. (NYSE: VMW); and NetScout Systems, Inc. (OTC: NTCT), where he serves as Lead Director. Mr. Egan also serves in a variety of leadership roles within the Board of Directors of several privately-held technology companies, including HighRoads Corporation, Platform Computing Corporation and Healthrageous, Inc.

Mr. Egan brings to our Board of Directors extensive understanding and expertise in the information technology industry as a result of his service on other boards of directors combined with his executive leadership roles at EMC Corp. His broad experience ranges from venture capital investments in early-stage technology companies to extensive sales and marketing experience, to executive leadership and management roles. Mr. Egan brings to the Board business acumen, substantial operational experience, and expertise in corporate strategy development. Mr. Egan also has extensive experience serving as a director of publicly-traded companies.

Mr. Gupta has been a director since May 2008. From November 2005 to May 2007, Mr. Gupta was President and Chief Executive Officer of CAST Iron Systems, Inc. Mr. Gupta is currently a private investor. Mr. Gupta is also a director of S1 Corp and was previously a director of Source Forge, Inc.

Mr. Gupta has extensive strategic marketing and management expertise at global technology companies, including responsibility for strategy, marketing, development, customer support, alliances and mergers and acquisitions. As a former executive and current board member of several technology-related public companies, Mr. Gupta offers industry specific, public company board experience to our Board of Directors. His extensive experience in the software industry, particularly in the area of strategy and marketing, is a significant asset to the Board of Directors.

Mr. Kane has been a director since November 2006. Mr. Kane is currently a Director and Strategic Advisor of One Laptop Per Child, with whom he served as President and Chief Operating Officer from 2008 until 2009. From May 2006 to October 2006, Mr. Kane was Chief Financial Officer of RSA Security Inc., and from July 2002 to May 2006, was Chief Financial Officer of Aspen Technology, Inc. Mr. Kane was previously a director of Netezza Corporation, Borland Software Corporation and Applix Inc.

As our Audit Committee financial expert and Chairman of the Audit Committee, Mr. Kane provides a high level of expertise and leadership experience in the areas of finance, accounting, audit oversight and risk analysis derived from his experience as the chief financial officer of publicly-traded technology companies. Mr. Kane also offers substantial public company board experience to our Board of Directors.

Mr. Krall has been a director since February 2008. Mr. Krall is currently Chairman of the Board of Directors of Audinate Pty Ltd, a leader in IP audio-visual media network solutions. Mr. Krall also currently serves as a Strategic Advisor to Roku, Inc., a position he assumed in January 2011. Mr. Krall joined Roku, Inc. in February 2010 as President and Chief Operating Officer. Prior to that time, Mr. Krall was President and Chief Executive Officer and a member of the Board of Directors of QSecure, Inc. From 2000 to 2007, Mr. Krall was President, Chief Executive Officer and a member of the Board of Directors of Avid Technology, Inc.

Mr. Krall has significant leadership, management and operational experience through his service in a broad range of executive positions within the software and technology industries. From working in companies ranging from small startups to public companies with thousands of employees serving worldwide marketplaces, Mr. Krall brings experience in the areas of new product development, integration of complex software and hardware solutions, strategy formation, and general management.

Mr. Mark was appointed Chairman of the Board in April 2011. Prior to that time, from March 2009 until April 2011, Mr. Mark served as Lead Independent Director. From December 2006 until March 2009, Mr. Mark was Chairman of the Board. Mr. Mark has been a director since July 1987. Mr. Mark is a private investor and member of Walnut Venture Associates, an investment group seeking opportunities in early-stage and emerging high-tech companies in New England.

Mr. Mark has served on our Board of Directors for almost twenty-five years, spanning the entire time that we have been a public company. As a result, Mr. Mark provides our Board of Directors with critical historical knowledge and insights on our business and the software industry generally. Mr. Mark also has extensive experience as a director of public and private companies.

Mr. Pead has been a director since July 2011. Mr. Pead is currently Chairman of the Board of Directors of Allscripts Health Solutions (NASDAQ: MDRX), a leading health care information technology company. Mr. Pead was formerly the President and Chief Executive Officer of Eclipsys Corporation, a leading provider of enterprise clinical and financial software for hospitals, which was merged with Allscripts in August 2010. From March 2007 to May 2009, Mr. Pead served as the Managing Partner of Beacon Point Partners LLC, a healthcare consulting firm. Mr. Pead served as President and Chief Executive Officer of Per-Se Technologies Inc., a provider of healthcare information technology services, from November 2000 until its acquisition by McKesson Corporation in January 2007.

Mr. Pead provides our Board of Directors with industry insight and knowledge as a result of his over twenty-five years experience in the software industry, working in executive roles in several publicly- and privately-held companies, including Per-Se Technologies, Dun & Bradstreet Corporation and Attachmate Corporation. In addition to Progress Software Corporation and Allscripts Health Solutions, Mr. Pead previously served on the board of directors of publicly-traded Emdeon Inc. (NYSE: EM).

Executive Officers

The following table sets forth certain information regarding our executive officers as of the date of this Form 10-K/A.

Name	Age	Position
Jay H. Bhatt	43	President and Chief Executive Officer and Director
Joseph A. Andrews	55	Senior Vice President, Human Resources
Antonio J. Aquilina	44	Senior Vice President, Strategy and Corporate Development
John Bates	41	Executive Vice President and Chief Technology Officer
David A. Benson	52	Executive Vice President and Chief Information Officer
Gary G. Conway	58	Executive Vice President and Chief Marketing Officer
John P. Goodson	47	Senior Vice President, Products
Craig Newfield	52	Senior Vice President and General Counsel

Mr. Andrews became Senior Vice President, Human Resources in April 2010. Prior to that time, Mr. Andrews was Vice President, Human Resources, a position he held since he joined us in February 1997.

Mr. Aquilina became Senior Vice President, Strategy and Corporate Development in January 2012. Prior to that time, from February 2011 until January 2012, Mr. Aquilina was Vice President of Corporate Development at Autodesk, Inc., where he was employed beginning in 2005. From 2005 until February 2011, Mr. Aquilina was Director of Business Development within the Architecture, Engineering and Construction Services Division at Autodesk, Inc.

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

Mr. Newfield became our Senior Vice President and General Counsel in September 2011. Prior to that time, Mr. Newfield was Vice President and General Counsel at Acronis Inc., a leading provider of back-up, disaster, recovery and security solutions for IT systems and data, with whom he was employed from September 2010 until September 2011. Prior to that time, Mr. Newfield was Vice President and General Counsel at AMICAS, Inc., a provider of medical image and information management solutions for imaging centers, ambulatory care facilities and radiology practices, from March 2009 until June 2010 when AMICAS was acquired by Merge Healthcare, Inc. Prior to that time, Mr. Newfield was Vice President and General Counsel at Gomez, Inc., an on-demand provider of Internet website monitoring services, from November 2007 until May 2008.

Audit Committee

The Audit Committee of our Board of Directors currently consists of Messrs. Egan, Kane and Mark, with Mr. Kane serving as Chairman. Our Board of Directors has determined that each member of the Audit Committee meets the independence requirements promulgated by NASDAQ and the SEC, including Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, our Board of Directors has determined that each member of the Audit Committee is financially literate and that Mr. Kane qualifies as an “audit committee financial expert” under the rules of the SEC.

The Audit Committee operates under a written charter adopted by our Board of Directors, a copy of which can be found on our website at www.progress.com under the heading “Corporate Governance” located on the “About Us/Who We Are” page.

The Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities for accounting and financial reporting compliance. The Audit Committee meets with management and with our independent registered public accounting firm to discuss our financial reporting policies and procedures, our internal control over financial reporting, the results of the independent auditor’s examinations, our critical accounting policies and the overall quality of our financial reporting, and the Audit Committee reports on these matters to our Board of Directors. The Audit Committee meets with the independent registered public accounting firm with and without our management present.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. These reporting persons are required by regulations of the SEC to furnish us with copies of all such filings. Based solely on a review of the copies of such forms that we have received, and on written representations from certain reporting persons, we believe that, with respect to the fiscal year ended November 30, 2011, our directors, officers and 10% shareholders complied with all applicable Section 16(a) filing requirements.

Codes of Conduct

Our Board of Directors has adopted a Finance Code of Professional Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees of our finance organization and a Code of Conduct that applies to all of our officers, directors and employees. Copies of the Code of Conduct and the Finance Code of Professional Ethics can be found on our website at www.progress.com under the Corporate Governance page located on the “About Us/Who We Are” page.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

This “Compensation Discussion and Analysis” section describes the material elements of our compensation programs for our executive officers. This section also provides an overview of our executive compensation philosophy and analyzes how and why the Compensation Committee of our Board of Directors arrives at specific compensation decisions and policies.

Executive Compensation Philosophy

Our philosophy is to reward executives based upon corporate performance, as well as to provide long-term incentives for the achievement of future financial and strategic goals. We emphasize pay-for-performance compensation programs, which we believe advance both the short and long-term interests of our shareholders. We use a combination of total target cash compensation, composed of base salary and an annual cash incentive compensation program, a long-term equity incentive compensation program, and a broad-based benefits program to create a competitive compensation package for our executive management team.

We describe below our compensation philosophy, policies and practices with respect to our Chief Executive Officer, our Chief Financial Officer and our next three most highly compensated executive officers. We refer to these individuals collectively as our named executive officers. Our named executive officers during our fiscal year ended November 30, 2011 were Richard D. Reidy, our former President and Chief Executive Officer, Charles F. Wagner, Jr., our former Executive Vice President, Finance & Administration and Chief Financial Officer, Christopher A. Larsen, our former Executive Vice President, Global Field Operations, John P. Goodson, Senior Vice President, Products, and John Bates, Executive Vice President and Chief Technology Officer. Each of our named executive officers was employed by our company throughout the entire fiscal year ended November 30, 2011.

Administration and Objectives of our Executive Compensation Program

Our Compensation Committee is responsible for establishing and administering our policies governing the compensation of our executive officers, including salaries, cash incentives and equity incentive compensation. Our Compensation Committee consists of three independent members of our Board of Directors, all with extensive experience in the software industry.

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

We use a mix of short-term compensation (base salaries and cash incentive bonuses) and long-term compensation (equity incentive compensation) to provide a total compensation structure that is designed to achieve these objectives. In determining whether to adjust the compensation of any one of our named executive officers, the Compensation Committee takes into account market compensation levels for each role based on data provided by the Compensation Committee’s independent compensation consultant, the contributions and performance of each named executive officer, and any changes in the responsibilities and roles of each named executive officer. The Compensation Committee also takes into account the recommendations of our Chief Executive Officer.

Executive Officer Compensation Components

The following table summarizes the principal components of our executive compensation program in fiscal 2011.

Compensation Element	Objective	Key Features	Performance Metrics
Base Salary	To secure and retain services of key executive talent

•    Set on average at or above 50th percentile of peer group

•    Adjustments may be made to reflect market conditions for a position, changes in the status or duties associated with a position or internal equity

Not applicable

Annual Cash Incentive	To encourage and reward corporate performance that enhances long-term shareholder value	• Set on average at or above 50th percentile of peer group • Performance goals and target bonus amounts established at beginning of fiscal year	Non-GAAP revenue, revenue within our Responsive Process Management (RPM) product line, non-GAAP operating income and non-financial goals over a one-year performance period

Equity Compensation:	To align executives’ interests with those of shareholders	• Target equity grant values set on average at between 50th and 75th percentile of peer group

• Performance Share Units (PSUs)	To encourage and reward corporate financial performance that enhances long-term shareholder value

•    Subject to performance criteria aligned with 2011 business plan

•    Earned only to the extent the performance criteria are achieved

•    PSUs earned are subject to subsequent time-based vesting (one-third vests upon determination of achievement of the performance goals established for that year, one-third in each of the next two years if the executive remains employed on the vest date)

Non-GAAP revenue growth and non-GAAP operating income growth

• Restricted Stock Units (RSUs)	To retain executive talent	• Service-based vesting over three-year period	Not applicable

• Stock Options	To encourage and reward corporate financial performance that enhances long-term shareholder value To retain executive talent	• Service-based vesting over four-year period • Value of stock options tied to stock price	Not applicable

Impact of Fiscal 2011 Performance on Executive Compensation

The 2011 fiscal year was challenging for our company due to a combination of macroeconomic conditions that adversely impacted credit and financial markets and internal challenges as a result of our company’s continuing transition to a solution-based software company. Our financial performance was adversely impacted by these challenges and, as a result, our named executive officers were paid de minimus amounts under our incentive compensation plan, and no PSUs were earned.

Termination of Mr. Reidy’s Employment

On August 1, 2011, we announced that Richard D. Reidy would leave our company when his successor was named. Mr. Reidy remained our President and Chief Executive Officer until December 5, 2011, when he resigned in connection with the appointment of Jay H. Bhatt as our new President and Chief Executive Officer. As our President and Chief Executive Officer during fiscal 2011, we are required to include Mr. Reidy as a named executive officer and discuss his compensation in this “Compensation Discussion and Analysis” section of this Form 10-K/A.

Appointment of New Chief Executive Officer

On December 5, 2011, Jay H. Bhatt became our new President and Chief Executive Officer. Because Mr. Bhatt became our President and Chief Executive Officer after the conclusion of our 2011 fiscal year, he is not a named executive officer with respect to fiscal 2011 and we are not required to discuss his compensation in this “Compensation Discussion and Analysis” section of this Form 10-K/A. For a description of Mr. Bhatt’s compensation terms, refer to our Current Report on Form 8-K filed with the SEC on November 28, 2011.

Termination of Mr. Wagner’s Employment

On March 23, 2012, Charles F. Wagner, Jr., Executive Vice President, Finance & Administration and Chief Financial Officer, terminated employment. Because Mr. Wagner was one of our named executive officers for the entire 2011 fiscal year, the terms of Mr. Wagner’s compensation are discussed in this “Compensation Discussion and Analysis” section of this Form 10-K/A.

Termination of Mr. Larsen’s Employment

On January 9, 2012, Christopher Larsen, Executive Vice President, Global Field Operations, terminated employment. Because Mr. Larsen was one of our named executive officers for the entire 2011 fiscal year, the terms of Mr. Larsen’s compensation are discussed in this “Compensation Discussion and Analysis” section of this Form 10-K/A.

Compensation Committee Responsibilities and Authority

Our Compensation Committee reviews and approves the annual salary and annual cash incentive awards as well as all long-term equity incentive awards for each Section 16 officer, administers our equity plans, determines or consults with management regarding compensation and benefits for our non-executive officers and other employees (as appropriate) and oversees our executive compensation and benefit plans and policies. Our Compensation Committee establishes our general compensation policies, as well as compensation plans and specific compensation levels for the Section 16 officers other than our Chief Executive Officer. Our Compensation Committee reviews, and recommends to our Board of Directors for its approval, the compensation of our Chief Executive Officer.

During fiscal 2011, our Compensation Committee consisted of members of our Board of Directors who met the independence requirements promulgated by NASDAQ. From December 2010 until October 2011, our Compensation Committee consisted of Messrs. Gupta, Krall and Mark, with Mr. Krall serving as Chairman. From October 2011 until the end of fiscal 2011, our Compensation Committee consisted of Messrs. Egan, Krall and Pead, with Mr. Krall continuing to serve as Chairman.

The Compensation Committee operates under a written charter adopted by our Board of Directors, a copy of which can be found on our website at www.progress.com under the heading “Corporate Governance” located on the “About Us/Who We Are” page.

In accordance with its charter, the Compensation Committee:

•	oversees our overall executive compensation structure, policies and programs;

•	administers our equity-based plans;

•	reviews, and recommends to our Board of Directors for its approval, the compensation of our Chief Executive Officer;

•	reviews and determines the compensation of all officers (as defined in Section 16 of the Exchange Act) of our company other than the Chief Executive Officer;

•	reviews and makes recommendations to our Board of Directors regarding the compensation of our directors; and

•	is responsible for producing the annual report included in this Form 10-K/A.

Our Chief Executive Officer, our other executives, and our human resources department support the Compensation Committee in its duties and may be delegated authority to fulfill certain administrative duties regarding our compensation programs. In addition, our Chief Executive Officer makes recommendations to the Compensation Committee on an annual basis regarding salary increases, potential bonuses and equity awards for each of our other executive officers.

The Compensation Committee has sole authority under its charter to retain, approve fees for, determine the scope of the assignment of, and terminate advisors and consultants as it deems necessary to assist in the fulfillment of its responsibilities. In fiscal year 2011, the Compensation Committee retained Radford Surveys + Consulting (Radford), to assist it in evaluating the compensation of our officers and directors. Radford does not directly provide any other services to us and consults with our management only as necessary to obtain relevant compensation and performance data for the executives as well as essential business information so that it can effectively support the Compensation Committee with appropriate competitive market information and relevant analyses.

Roles of the Compensation Committee, the Chief Executive Officer and Compensation Consultant

Role of Compensation Committee

At the beginning of each fiscal year, the Compensation Committee begins the process of reviewing executive officer and board compensation for the coming fiscal year. The Compensation Committee members are provided reports from the external compensation consultant comparing our executive compensation and equity granting practices relative to the market and to a peer group. Reports are also provided on board of director compensation relative to the market and a peer group.

During the first quarter of each fiscal year, the Compensation Committee reviews recommendations from management on the current fiscal year short-term incentive compensation programs relative to anticipated corporate performance. The Compensation Committee also reviews recommendations from management on the current fiscal year long-term incentive programs, principally in the form of annual equity awards. In February or March, the Compensation Committee reviews and approves changes to executive officers’ total target cash compensation, which includes base salary and target incentive compensation.

Prior to the annual meeting of shareholders for each fiscal year, the Compensation Committee also reviews and makes recommendations to the full Board of Directors regarding any changes to board compensation.

At the end of the fiscal year, the Compensation Committee reviews preliminary results of the short-term incentive compensation programs, 401(k) match and 401(k) cash bonus in excess of federal limits. Final review and approval of these programs and costs are completed early in the following fiscal year prior to any payments.

In accordance with our Stock Option Grant Policy, the Compensation Committee meets at least four times a year to review and approve stock option grants and other equity award requests.

Communication with Compensation Committee members is accomplished through committee meetings, teleconference calls or e-mail. Members of management and/or the external compensation consultants participate in these various communication methods and attend meetings or conference calls at the invitation of the Compensation Committee.

Role of Chief Executive Officer

Our Chief Executive Officer makes recommendations to the Compensation Committee with respect to compensation for other executive officers, including the terms of these executives’ annual cash incentive compensation and long-term equity compensation. Our Chief Executive Officer considers factors such as tenure, individual performance, responsibilities and experience levels of the executives, as well as the compensation of the executives relative to one another, when making recommendations regarding appropriate total compensation of our executives.

Our Chief Executive Officer typically discusses his initial recommendations with the Chairman of the Compensation Committee or has management present them at Compensation Committee meetings. The compensation and benefits group within our Human Resources Department and individuals within our Finance and Legal Departments support the Compensation Committee in the performance of its responsibilities. During fiscal year 2011, our Chief Financial Officer, Senior Vice President of Human Resources, Senior Vice President, General Counsel & Secretary and other representatives of the human resources, finance and legal departments regularly attended the Compensation Committee meetings to provide perspectives on the competitive landscape, the needs of the business, information about our financial performance and relevant legal and regulatory developments. The Compensation Committee periodically meets in executive session without management to deliberate on executive compensation matters. The Compensation Committee considers, but is not bound to and does not always accept, the Chief Executive Officer’s recommendations regarding executive compensation. The Compensation Committee reviews all recommendations in light of our compensation philosophy and generally seeks input from Radford prior to making any final decisions.

Role of Compensation Consultant

For the past several years, our Compensation Committee has engaged Radford as its outside compensation consultant to advise the Compensation Committee on all matters related to executive compensation. Radford does not directly provide any other services for us other than to provide compensation surveys to our Human Resources Department. Radford consults with our management only as necessary to obtain relevant compensation and performance data for the executives as well as essential business information so that it can effectively support the Compensation Committee with appropriate competitive market information and relevant analyses. Through a separate subsidiary, Radford’s parent company, AON Corporation, provides advisory services to our subsidiary in Ireland with respect to a pension plan our subsidiary maintains for our employees based in Ireland.

Radford provides a range of services to the Compensation Committee to support the Compensation Committee’s agenda and obligations, including providing regulatory updates, peer group compensation data so that the Compensation Committee can set compensation for executives in accordance with our policies, advice on the structure and competitiveness of our compensation programs (including benefits provided by our peers upon a change in control and otherwise as part of their compensation programs), and advice on the consistency of our programs with our executive compensation philosophy. Representatives of Radford attend Compensation Committee meetings and provide advice to the Compensation Committee upon its request. Typically, management works with Radford on matters for the Compensation Committee where that work is requested by the Compensation Committee.

We paid approximately $46,641 to Radford for services performed for the Compensation Committee during fiscal 2011.

Peer Group Selection

To assist the Compensation Committee in making decisions on total compensation for executives and company-wide equity grants, the Compensation Committee utilizes peer and industry group data and analysis provided by Radford. Radford provided the following studies: “Executive Compensation Review” and “Aggregate Equity Usage”. The “Executive Compensation Review” prepared by Radford utilized the survey data from the Radford High Technology Executive Compensation Survey and peer group data to benchmark the various elements of executive pay. The “Aggregate Equity Usage” report utilized the peer group data and general market data for details of equity practices, in particular equity burn rates. The Compensation Committee believes that it is important to benchmark compensation against our peer group because those companies are directly comparable to us in terms of revenue, market capitalization and industry.

For fiscal 2011, the peer group list was comprised of 19 other companies in the software industry with revenue and market capitalization comparable to us. The peer group list is reviewed on an annual basis to ensure the companies remain a valid comparison and to account for any corporate structure changes in the peer groups, such as an acquisition by another company. In December 2010, at the time Radford compiled data for the peer group companies, the companies in the peer group ranged in size on a revenue basis from approximately $0.2 billion to $1.6 billion with a median of $0.7 billion as compared to our revenue of $0.5 billion, and on a market capitalization basis from approximately $0.2 billion to $12.7 billion with a median of $2.7 billion as compared to our then market capitalization of $1.8 billion. We may include companies that do not fit these criteria if we believe that we are directly competing with those companies for executive talent.

2011 Peer Group List

•	Akamai Technologies, Inc. (Ticker Symbol:AKAM)

•	Ansys Inc. (ANSS)

•	Ariba Inc. (ARBA)

•	Cadence Design Systems Inc. (CDNS)

•	Citrix Systems, Inc. (CTXS)

•	Compuware Corp. (CPWR)

•	Epicor Software Corp. (EPIC)

•	Informatica Corporation (INFA)

•	JDA Software Group Inc. (JDAS)

•	Mentor Graphics Corp. (MENT)

•	Nuance Communications, Inc. (NUAN)

•	Parametric Technology Corporation (PMTC)

•	Pegasystems, Inc. (PEGA)

•	QAD Inc. (QADA)

•	Quest Software Inc. (QSFT)

•	Red Hat, Inc. (RHT)

•	Riverbed Technology Inc. (RVBD)

•	Salesforce.com, inc. (CRM)

•	TIBCO Software Inc. (TIBX)

We also use survey data for additional perspective on executive compensation. We participate in the Radford Executive Survey to benchmark our executives, including the named executive officers, to the marketplace. The materials from Radford include a comprehensive report providing details on the benchmark positions used for each executive as well as analysis on base salary, short-term incentives, total actual cash, total target cash compensation, actual total direct compensation and target total direct compensation. The survey data was comprised of compensation information from companies in the high technology industry with revenue ranging from $0.4 billion to $0.8 billion. There were 59 companies that fit within this criterion.

Shareholder Vote

At our 2011 Annual Meeting of Shareholders, our shareholders approved, in an advisory vote, the compensation of our named executive officers, as disclosed in the Compensation Discussion and Analysis, the compensation tables and the related disclosures in our proxy statement for fiscal 2010. The proposal was approved by our shareholders with 80% of the votes cast voting “for” approval and 20% voting “against” approval. In light of the level of approval by our shareholders, the Compensation Committee did not make changes to our compensation policies or practices in response to the shareholder vote. However, the Compensation Committee regularly reviews the compensation programs of our executive officers to ensure that they achieve our desired goal of aligning the interests of our executive officers and shareholders.

Executive Compensation Components

Our executive compensation program has been primarily composed of the following elements:

•	Base salary;

•	Incentive compensation in the form of annual cash incentive awards, through our corporate incentive compensation plan;

•	Equity-based long-term incentive compensation in the form of stock options, RSUs and PSUs;

•	401(k) Plan and other benefits; and

•	Severance and change in control protection.

Our Compensation Committee has not adopted a formal policy for allocating between these various forms of compensation. However, we generally strive to provide our named executive officers with a balance of short-term and long-term incentives. Within the context of the overall objectives of our compensation programs, the Compensation Committee determined the specific amounts of compensation, including base salary, incentive cash compensation and equity compensation, to be paid to each of our executives for our fiscal year ended November 30, 2011 based on a number of factors, including:

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

Base Salary

The Compensation Committee annually reviews total target cash compensation ranges, including base salary, for each of our named executive officers, during the first fiscal quarter. Base salaries may be adjusted by our Compensation Committee in accordance with various criteria, including:

•	individual performance;

•	levels of responsibilities;

•	individual competencies, skills and contributions;

•	functions performed;

•	peer group compensation levels for comparable positions;

•	internal compensation equity issues; and

•	our general financial performance.

Our Chief Executive Officer proposes base salary amounts for all executive officers other than himself, for the Compensation Committee’s consideration based on his evaluation of these criteria. The weight given each factor by the Compensation Committee may vary with each individual.

Annual Cash Incentive Awards

It is our philosophy to base a significant portion of an executive officer’s total compensation opportunity on performance incentives. Our named executive officers participate in our corporate incentive compensation plan, which is intended to motivate eligible executive officers toward overall business results, to tie their goals and interests to those of the company and its shareholders, and to enable the company to attract and retain highly qualified executives. This bonus plan is administered by our Compensation Committee.

Awards under the corporate incentive compensation plan are based upon the achievement of performance metrics established on an annual basis by the Compensation Committee. These performance goals are based on our growth strategy as reflected in our annual operating budget. Historically, the performance metrics have been set so that no awards are earned unless we achieved growth over the prior fiscal year performance in each metric.

The Compensation Committee has the discretion to increase or reduce awards if it believes management has performed exceptionally compared to its peer group or if the Compensation Committee believes unanticipated factors assisted or inhibited management in achieving financial objectives. Historically, the Compensation Committee has not chosen to exercise such discretion and has instead relied on the achievement of the performance metrics to determine the awards paid to management and other plan participants.

Awards under the corporate incentive compensation plan are based on a pre-determined percentage of each executive’s base salary, which is established by the Compensation Committee as part of its annual review of each executive’s compensation. The Compensation Committee sets these target incentive percentages to ensure that a substantial portion of each executive’s cash compensation is linked directly to business performance and to provide the executives with a performance-based opportunity to achieve total cash compensation at or above the 50th percentile of the peer group and the broader software industry.

Equity Compensation

We also use equity compensation to attract, retain, motivate and reward our named executive officers. We issue annual and new hire equity awards based on guidelines for awards commensurate with position levels and that reflect grant practices within our peer group and the broader software industry generally. The Compensation Committee reviews the mix of equity awards to our named executive officers on an annual basis. Since 2009, equity awards to named executive officers and other recipients have typically been made in the form of a combination of stock options and RSUs. In 2011, our equity compensation program also included PSUs. During the past few years, the Compensation Committee has altered the mix of equity compensation to executive officers so that a greater proportion of equity compensation is awarded in the form of RSUs or PSUs rather than stock options. The Compensation Committee believes that reducing the proportion of the equity award consisting of stock options reflects current market trends.

Stock option grants are intended to correlate executive compensation to our long-term success as measured by our stock price. Stock options are tied to our future success because options granted have an exercise price equal to the closing market value at the date of grant and will only provide value to the extent that the price of our stock increases above the exercise price.

Stock option awards provide our named executive officers with the right to purchase shares of our common stock at a fixed exercise price, typically for a period of either ten years, if awarded prior to 2005, or seven years, if awarded since 2005, subject to continued employment with our company. Historically, stock options generally vested in monthly increments over a five-year period. In 2011, the Compensation Committee reduced the vesting period for new stock option awards to four years to reflect market practice. We believe that meaningful vesting periods encourage recipients to remain with our company over the long-term and, because the value of the awards is based on our stock price, stock options encourage recipients to focus on achievement of longer-term goals, such as strategic growth, business innovation and shareholder return. In general, employees whose employment terminates (other than for death or disability) before the award fully vests forfeit the unvested portions of these awards.

RSUs typically vest in six equal installments over three years beginning six months after issuance. In a volatile stock market, RSUs continue to provide value when stock options may not, which the Compensation Committee believes is useful in retaining talented executives in unpredictable economic times.

PSUs are subject to performance criteria aligned with our business plan and are earned only to the extent the performance criteria are achieved, with any PSUs earned being subject to subsequent time-based vesting (one-third vests upon determination of achievement of the performance goals established for that year and one-third in each of the next two years if the executive remains employed on the vesting date). The Compensation Committee grants PSUs consistent with its pay-for-performance philosophy.

The Compensation Committee’s decisions regarding the amount and type of equity incentive compensation, the allocation of equity and relative weighting of these awards within total executive compensation have been based on the Compensation Committee’s understanding, and individual experiences with market practices, of similarly-situated companies. Equity-based incentive awards are intended to be the longer-term components of our overall executive compensation program and are designed to encourage performance by our executive officers over several years, while annual incentive cash compensation is designed to encourage shorter-term performance (generally performance over a one-year period), equity-based awards are designed to encourage performance by our executive officers over several years.

To determine the size of the equity awards, the Compensation Committee first determined the total number of shares that would be available for the annual equity awards to all proposed recipients. The total number of shares is determined by consideration of the potential dilution to our shareholders and average burn rate of other companies in our industry. The Compensation Committee utilizes the grant data from the peer group and the survey data provided by Radford to assist it in determining the size of the overall equity pool for our company as well as the individual grants to the named executive officers.

On occasion, the Compensation Committee makes additional grants of equity awards for the purpose of encouraging certain executives and other individuals to remain with our company. In situations where management determines that additional grants of equity awards are necessary or appropriate for our continued success, recommendations are made by the Chief Executive Officer to the Compensation Committee, typically after consulting with Radford. Retention awards include vesting provisions that are designed to encourage recipients to maintain their employment with us and these provisions may differ from our standard vesting schedules.

401(k) Plan

We currently provide a non-elective contribution under our 401(k) plan. All employees who participate in our 401(k) plan, including named executive officers, receive a discretionary matching contribution, depending upon the employee’s length of service with the company and the employee’s contribution level. This contribution is approved by the Compensation Committee. In addition, due to limitations imposed on 401(k) matching to higher-paid individuals under federal tax law, a portion of the contributions that otherwise would have been received by certain employees, including the named executive officers, are instead paid directly to them in cash.

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

Severance and Change in Control Benefits

We previously entered into a severance agreement with Mr. Reidy providing him with certain payments and benefits upon an “involuntary termination” of Mr. Reidy’s employment with our company in those circumstances in which Mr. Reidy’s Employee Retention and Motivation Agreement is not otherwise applicable. Mr. Reidy’s severance agreement is described below. See “Executive Compensation—Severance and Change in Control Agreements.”

In December 2009, we adopted company-wide severance guidelines applicable to our employees in the United States in connection with the undertaking of a large reduction in force. These guidelines provide for severance and other benefits to be paid to employees who are involuntarily terminated from our employment, with the precise amount of severance determined based on position and seniority. Former members of our executive management team have received severance and other benefits in accordance with these guidelines, which were approved by the Compensation Committee.

Currently, the severance guidelines applicable to our executive management team provide upon involuntary termination for the payment of severance of twelve months of total target cash compensation as of the date of termination, the continuation, for a period of twelve months, of benefits that are substantially equivalent to the benefits (medical, dental and vision) that were in effect immediately prior to termination, and twelve months of acceleration of unvested stock options and RSUs. Receipt of these severance payments and benefits are subject to the execution of our standard form of separation and release agreement, which includes a non-competition clause. Although subject to change in the sole discretion of the Compensation Committee, we expect that these severance guidelines will continue to apply to involuntary terminations of executive officers, including the named executive officers in the future. These severance guidelines, however, will not apply in the event that the executive officer is entitled to severance under a specific agreement between the executive officer and our company.

On December 2, 2011, we entered into Executive Severance Agreements with our executive officers, including Messrs. Wagner, Larsen, Goodson and Bates. These executive severance agreements provide each executive officer with certain payments and benefits upon an involuntary termination of employment. The terms of the executive severance agreements generally reflect the severance and benefits payable to executive officers under the company-wide severance guidelines described above except that these agreements provide for twenty-four months of equity acceleration except with respect to Mr. Larsen, whose agreement provided for twelve months. Each executive severance agreement will expire on August 1, 2013, except that the expiration of the agreement will not affect the obligations of the parties on account of a termination of employment occurring prior to August 1, 2013. Upon expiration of the executive severance agreements, the executive officers will thereafter be subject to the severance plan, if any, then applicable to members of our Executive Committee. See “Executive Compensation—Severance and Change in Control Agreements.”

We have also entered into an Employee Retention and Motivation Agreement with each of the named executive officers. Each agreement provides for certain payments and benefits upon a change of control of our company and/or certain involuntary terminations of employment thereafter. Our Board of Directors determined that it is in the best interests of our company and its shareholders to assure that we will have the continued dedication and objectivity of our key employees, despite the possibility, threat or occurrence of a change of control of the company. These agreements are described below. See “Executive Compensation —Severance and Change in Control Agreements.”

Analysis of Compensation Decisions for 2011

The target total direct compensation established for each of the named executive officers is set forth in the table below.

2011 Target Compensation

	Target Total Annual Compensation		Target Long-Term Equity
Name	Base Salary	Target Annual Bonus	Performance- Based Equity (1)	Time-Based Equity (2)	Target Total Direct Compensation
Mr. Reidy	$600,000	$600,000	$524,628	$2,381,417	$4,106,045
Mr. Wagner	$450,000	$300,000	$177,840	$807,260	$1,735,100
Mr. Larsen	$400,000	$350,000	$160,056	$726,534	$1,636,590
Mr. Goodson	$305,500	$195,000	$133,380	$605,445	$1,239,325
Dr. Bates	$335,500	$165,000	$88,920	$403,630	$993,050

(1)	Represents the grant date fair value of PSUs, which is equal to the number of PSUs granted at target performance multiplied by the closing price of our stock on the grant date. See the “Grants of Plan-Based Awards Table” for a breakdown of these awards.
(2)

Represents the grant date fair value of RSUs and options on the date of grant. The grant date fair value of RSUs is equal to the number of RSUs granted multiplied by the closing price of our stock on the grant date. The grant date fair value of our options is equal to the number of shares subject to the option multiplied by the fair value of our options on the date of grant determined using the Black-Scholes option valuation model. The methodology and assumptions used to calculate the Black-Scholes value of our options are described in Note 9 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011. See the “Grants of Plan-Based Awards Table” for a breakdown of these awards.

We describe in greater detail below the compensation decisions we established for each category of compensation reflected in the table above.

Base Salary

In March 2011, the Compensation Committee reviewed total target cash compensation ranges, including base salary, for each of our named executive officers. For 2011, the philosophy of the Compensation Committee was to target base salary for our executive officers generally at or slightly above the 50th percentile.

For fiscal year 2011, the base salaries of the named executive officers were as follows:

Name	FY11 Base Salary	FY10 Base Salary
Mr. Reidy	$600,000	$500,000
Mr. Wagner	$450,000	$400,000
Mr. Larsen	$400,000	$350,000
Mr. Goodson	$305,500	$255,000
Dr. Bates	$335,500	$312,500

The Compensation Committee determined that Mr. Reidy’s base salary should be increased to $600,000 to reflect the then current market level for Chief Executive Officers of similar software companies based on data provided by Radford, which showed that Mr. Reidy’s base salary and total target cash compensation were significantly less than the market 50th percentile. The Compensation Committee increased Mr. Wagner’s and Mr. Larsen’s base salaries to reflect market conditions and to address internal compensation equity issues. The Compensation Committee also determined that Mr. Goodson’s base salary should be increased to reflect the enhanced responsibilities he had assumed in connection with his acting as Interim Chief Product Officer since October 2010. The Compensation Committee increased Dr. Bates’ base salary to reflect the enhanced responsibilities he had undertaken in connection with the development of our Responsive Process Management strategy.

The increases in the base salaries described in the table above from fiscal 2010 base salary levels were made effective April 2011.

Annual Cash Incentive Awards

Our fiscal 2011 corporate incentive compensation plan was designed to motivate our executive officers toward the achievement of our overall business goals during 2011. The Compensation Committee established fiscal 2011 targets in line with our corporate goal of growing revenue while increasing operating profit margins. The Compensation Committee also included a metric relating to revenue growth within certain key product lines and non-financial measures applicable to our named executive officers and other vice presidents.

In March 2011, the Compensation Committee formally approved the corporate goals under the bonus plan applicable to our named executive officers. For fiscal 2011, the Compensation Committee adopted a two-tiered approach to the corporate incentive compensation plan design. For all employees below the vice president level, the plan metrics were total non-GAAP revenue, non-GAAP operating income and revenue from our Responsive Process Management (RPM) product line, with the total non-GAAP revenue metric being weighted at 50%, the non-GAAP operating income metric being weighted at 35% and the RPM product line revenue metric being weighted at 15%. The inclusion of the performance goal related to RPM product line revenue was an incentive for us to achieve further growth in our newer product lines.

For Mr. Reidy and the other named executive officers, the fiscal 2011 corporate incentive compensation plan utilized a combination of financial and non-financial metrics as the incentive compensation design for fiscal 2011. 85% of the incentive compensation opportunity would be determined by the same three financial metrics and targets described in the preceding paragraph, except that a 35% weighting would apply to total non-GAAP revenue, 35% to non-GAAP operating income and 15% to RPM product line revenue. The remaining 15% of the corporate bonus opportunity would be determined by various non-financial performance metrics.

Non-GAAP total revenue differs from revenue determined under generally accepted accounting principles (GAAP) by excluding purchase accounting adjustments related to deferred revenue. Non-GAAP operating income differs from operating income determined under GAAP by excluding amortization of acquired intangibles, stock-based compensation, purchase accounting adjustments related to deferred revenue, and restructuring and transition expense and acquisition-related expenses. We use non-GAAP measures to make operational and investment decisions because we believe the costs and expenses that we exclude from GAAP revenue and GAAP operating income are not tied to our core results. For these reasons, we also use non-GAAP revenue and non-GAAP operating income as performance goals.

Our Board of Directors discussed and reviewed operating plans with management during board presentations in January 2011. The Compensation Committee reviewed and discussed performance goals and corporate bonus plan designs with management during committee meetings in February and March 2011.

The Compensation Committee then established a minimum level of non-GAAP total revenue, a minimum level of non-GAAP operating income and a minimum level of RPM product line revenue for fiscal 2011, which minimum level must be achieved for an executive officer to receive any portion of his target bonus amount allocated to that performance goal. No portion of the bonus amount would be earned unless we achieved minimum growth over the prior fiscal year performance.

Once the minimum threshold has been achieved, the attainment percentage for each performance goal for an executive officer’s bonus is a linear calculation of:

actual amount – threshold amount
target amount – threshold amount

Under the fiscal 2011 corporate incentive compensation plan, the maximum attainment percentage was set at 200%. The Compensation Committee communicated the bonus criteria to the named executive officers after those criteria were established.

The Compensation Committee also established the following target incentives, as a percentage of base salary, for the named executive officers in 2011:

Name	Target Incentive as a Percentage of Base Salary	Eligible Incentive Compensation Amount at Threshold	Eligible Incentive Compensation Amount at Target	Eligible Incentive Compensation Amount at Maximum
Mr. Reidy	100%	0	$600,000	$1,200,000
Mr. Wagner	67%	0	$300,000	$600,000
Mr. Larsen	18%	0	$70,000	$140,000
Mr. Goodson	64%	0	$195,000	$390,000
Dr. Bates	49%	0	$165,000	$330,000

As described below, Mr. Larsen participates in an individual sales incentive plan, under the terms of which 20% of his incentive compensation was determined by performance under the corporate incentive compensation plan. The amount shown in the table above reflects only that portion of Mr. Larsen’s incentive compensation determined under the corporate incentive compensation plan.

The following table details the specific targets and our actual performance under the fiscal 2011 corporate incentive compensation plan:

Plan Metric (in millions)	Threshold	Target	Maximum	Actual
Non-GAAP total revenue (1)	$530.0	$584.0	$638.0	$515.0
RPM revenue	$3.0	$19.0	$35.0	$5.0
Non-GAAP operating income	$157.0	$187.0	$217.0	$144.0

(1)	Determined based on budgeted foreign currency rates.

In fiscal 2011, our financial performance did not meet our expectations and we fell short of our targets for revenue and operating income as set forth in our operating budget. As a result, we did not meet minimum levels of achievement with respect to the non-GAAP total revenue and non-GAAP operating income metrics under the corporate incentive plan. We met the minimum level of achievement with respect to the RPM revenue metric. When factoring the weighting of the metrics described above, we achieved an attainment percentage of 2% under the fiscal 2011 corporate incentive compensation plan applicable to participants below the vice president level. We achieved a substantial portion of the non-financial metrics applicable to the named executive officers and other vice presidents but the attainment percentage applicable to named executive officers and other vice presidents was capped at the same attainment percentage applicable to other participants in the corporate incentive compensation plan.

Based on the attainment percentage described above, in 2011 the named executive officers were paid the incentive compensation amounts set forth in the table below.

Name	FY11 Actual Incentive Compensation Amount
Mr. Reidy	$11,315
Mr. Wagner	$5,658
Mr. Larsen	$1,400
Mr. Goodson	$3,897
Dr. Bates	$3,026

Although the Compensation Committee may in its discretion adjust bonuses payable under the corporate incentive compensation plan based on the achievement of individual performance goals, no such adjustments occurred with respect to the fiscal 2011 plan.

As described above, Mr. Larsen participates in an individual sales incentive plan, a component of which is tied to performance under the corporate incentive compensation plan. Set forth in the table below are the components of Mr. Larsen’s fiscal 2011 target incentive compensation.

Components	Weight	Target Variable Comp	Achievement Percentage	Actual Incentive Amount
Global License Bookings	40%	$140,000	69%	$96,068
Regional Contribution Margin $	20%	$70,000	75%	$52,372
PSC Corporate Incentive Plan	20%	$70,000	2%	$1,400
Total Bookings (Worldwide)	20%	$70,000	83%	$58,184
	100%	$350,000	59%	$208,024

In March 2011, the Compensation Committee awarded Mr. Goodson a special, one-time cash bonus of $100,000, the receipt of which was contingent on Mr. Goodson’s remaining with our company through at least January 2012. Mr. Goodson received this cash bonus at approximately the same time that the payouts occurred under the fiscal 2011 corporate incentive compensation plan.

Annual Equity Compensation

For fiscal 2011, the Compensation Committee adopted a two-tiered approach to our annual equity award program. For all employees below the vice president level, the annual equity awards consisted of stock options and RSUs, at a mix of 50% stock options and 50% RSUs. For Mr. Reidy and the other named executive officers and our vice presidents, the annual equity awards consisted of stock options, RSUs and PSUs, at a mix of 50% stock options, 35% RSUs and 15% PSUs. Each of these equity types is described below.

In April 2011, in connection with the authorization of the company-wide annual equity award program for fiscal 2011, the Compensation Committee determined the equity awards for fiscal 2011 for the named executive officers. To determine the size of the annual equity awards, the Compensation Committee, with the assistance of Radford, compared the long-term equity incentive compensation levels of our executives with similar positions within our peer group to determine the long-term equity incentive compensation amount for each executive. The Compensation Committee evaluated the total value delivered by the annual equity grant against the average of the 50th and the 75th percentile of the value of long-term incentive compensation of our peer group and broader software industry. In finalizing the amounts of the fiscal 2011 annual equity awards, the Compensation Committee considered our Chief Executive Officer’s recommendations, the burn rate of the executive grants, and the degree to which those amounts are aligned with our retention goals.

Set forth in the table below is a breakdown of the annual equity awards granted to our named executive officers in fiscal 2011.

Name	Option Equivalent Shares (1)	Stock Options	RSUs	PSUs
Mr. Reidy	295,000	147,500	41,300	17,700
Mr. Wagner	100,000	50,000	14,000	6,000
Mr. Larsen	90,000	45,000	12,600	5,400
Mr. Goodson	75,000	37,500	10,500	4,500
Dr. Bates	50,000	25,000	7,000	3,000

(1)	For fiscal 2011, each RSU and PSU is the equivalent of 2.5 stock options.

Performance Share Units. The Compensation Committee introduced the use of PSUs as a portion of the executives’ annual equity awards in fiscal 2011. During the recent past, annual equity awards typically consisted of a mix of stock options and RSUs. The Compensation Committee believes that this change in the mix of components further enhanced the pay-for-performance nature of our executive compensation program because the PSUs were subject to performance conditions based on our fiscal 2011 financial performance. Further, the Compensation Committee believes that granting a mix of equity to our executives provides the appropriate balance between performance, risk and retention.

For fiscal 2011, PSUs awarded to the named executive officers were subject to two financial metrics, each of which was weighted 50%. The two financial metrics selected by the Compensation Committee were fiscal 2011 non-GAAP revenue growth and fiscal 2011 non-GAAP operating income, in each case, based on targets established by reference to our business plan. To determine the actual number of PSUs that a named executive officer would earn, the target award was to be multiplied by the achievement multiplier. Named executive officers were eligible to receive more than 100% of their target award if company performance exceeded target. To the extent that the PSUs were earned, those units would still be subject to subsequent time-based vesting (one-third vests upon determination of achievement of the performance goals established for that year and one-third in each of the next two years if the executive remains employed on the vesting date).

The following table details the specific targets with respect to the PSUs:

Plan Metric (dollars in millions)	Threshold	Target	Maximum
Non-GAAP total revenue growth %	0%	10%	20%
Non-GAAP operating income	$157.0	$187.0	$217.0

We did not meet minimum levels of achievement with respect to the non-GAAP total revenue growth and non-GAAP operating income metrics. As a result, none of the performance share units were earned in fiscal 2011.

Time-Based Restricted Stock Units. As set forth in the table above, the Compensation Committee awarded 35% of the annual equity award to our named executive officers in the form of RSUs with time-based vesting. The Compensation Committee granted RSUs to balance the risk associated with the PSUs. The RSUs provide on-going retention value even in the event the performance metrics associated with the PSUs are not achieved. The RSUs vest over three years, subject to continued employment.

Stock Options. The third component of the equity compensation package to our named executive officers was stock options. The Compensation Committee included stock options as a means of aligning the long-term interests of our executives and shareholders. Since the value of stock options is directly tied to our stock price, we believe that they encourage the executives to focus on achievement of long-term goals that will increase shareholder value. As described above, during the past few years, the Compensation Committee has altered the mix of equity compensation to executive officers so that a greater proportion of equity compensation is awarded in the form of RSUs or PSUs rather than stock options.

Special Equity Awards

In October 2011, upon the recommendation of Mr. Reidy, our Compensation Committee authorized special equity awards to Mr. Wagner, Mr. Goodson and Dr. Bates. These equity awards consisted of RSUs and were designed to provide additional incentives to the continued success of our long-term goals and overall retention. These equity awards were issued as part of a limited retention program approved by our Compensation Committee to address the uncertainty surrounding the search for a new Chief Executive Officer following the announcement of Mr. Reidy’s pending departure in August 2011. Mr. Wagner was awarded 25,000 RSUs and each of Mr. Goodson and Dr. Bates was awarded 10,000 RSUs. These RSUs vest in two equal installments, with the first installment vesting on June 15, 2012 and the second installment vesting on January 15, 2013, subject to continued employment. In connection with the termination of his employment in March 2012, the RSUs granted to Mr. Wagner as his special equity award were canceled.

Timing of Equity Grants

We do not time grants either to take advantage of a depressed stock price or in anticipation of an increase in stock price and have limited the amount of discretion that can be exercised in connection with the timing of awards. We generally make awards only on pre-determined dates to ensure that awards cannot be timed to take advantage of material non-public information. Typically, our annual executive awards are made on the day of the annual shareholders’ meeting. Other equity awards may occur in October.

Equity awards may be made only by the Compensation Committee. The Compensation Committee makes awards only at Committee meetings and generally does not make awards in trading blackout periods (the period encompassing ten days prior to the end of each fiscal quarter through 48 hours after the earnings for that quarter are announced) unless special circumstances exist, such as a new hire or a contractual commitment.

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

Section 409A of the Internal Revenue Code. Section 409A of the Internal Revenue Code imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A. Section 409A applies to our severance and change in control arrangements. Our severance and change in control agreements described below, including the Employee Retention and Motivation Agreements we entered into with our named executive officers, contain provisions that are intended to either avoid the application of Section 409A or, to the extent doing so is not possible, comply with the applicable Section 409A requirements. The Compensation Committee has the sole discretion to change the severance guidelines applicable to executive officers to the extent necessary to avoid the application of Section 409A or comply with applicable Section 409A requirements.

Accounting for Stock-Based Compensation. Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price or the Black-Scholes option valuation model.

Compensation Committee Report

This report is submitted by the Compensation Committee of our Board of Directors. The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this Form 10-K/A and discussed it with management. Based on that review and discussions, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, through any general statement incorporating by reference in its entirety the Form 10-K/A in which this report appears, except to the extent that the company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.

Respectfully submitted by the Compensation Committee,

David A. Krall, Chairman

John R. Egan

Philip M. Pead

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of our Board of Directors during fiscal year 2011 were Messrs. Egan (from October 2011), Gupta (until October 2011), Krall, Mark (until October 2011) and Pead (from October 2011). None of these directors is or has ever been an officer or employee of our company or of any of its subsidiaries, or had any relationship with us requiring disclosure in this Form 10-K/A. There are no compensation committee interlocks amongst any of our directors.

Analysis of Risk Associated with Our Compensation Plans

In setting compensation, the Compensation Committee considers the risks to our shareholders and to the achievement of our goals that may be inherent in the compensation plans and programs for all employees, including our executives. When evaluating our executive compensation program, the Compensation Committee considers whether the program is based on the appropriate philosophy, benchmarked against the appropriate peer group and balanced between long and short-term performance targets, company and individual performance. Although a significant portion of our executives’ compensation is performance-based and “at-risk,” we believe our compensation plans and programs are appropriately structured so as not to encourage our employees to take excessive or unreasonable risks.

We considered the following elements of our compensation plans and policies when evaluating whether such plans and policies are structured to encourage our employees to take unreasonable risks:

•

Compensation consists of both fixed and variable components. The fixed portion (i.e., base salary) and variable portion (i.e., performance-based incentive and equity awards) provide a mix of compensation intended to produce corporate performance without encouraging excessive risks.

•	We set performance goals that we believe are reasonable in light of past performance and market conditions.

•	We use consistent corporate performance metrics from year-to-year rather than changing the metric to take advantage of changing market conditions.

•

Our short-term incentive plans are capped as to the maximum potential payout, which we believe mitigates excessive risk taking by limiting bonus payments even if we dramatically exceed the performance targets.

•

We use a combination of stock options, PSUs and RSUs for equity awards because RSUs retain value even in a depressed market, which makes our executives less likely to take unreasonable risks to earn PSU awards or get, or keep, options “in-the-money.”

•

The time-based vesting for RSUs (including a portion of PSU awards earned) and stock options ensures that our executives’ interests align with those of our shareholders for the long-term performance of our company.

•

Assuming achievement of at least a minimum level of performance, payouts under our performance-based plans result in some compensation at levels below full target achievement, rather than an “all-or-nothing” approach.

•	In accordance with our written stock option grant policy, all equity grants must occur at a meeting of the Compensation Committee and management has no authority to issue equity.

•	The Compensation Committee retains and does not delegate any of its exclusive power to determine matters of executive compensation and benefits.

•	We maintain a system of controls and procedures designed to ensure that amounts are earned and paid in accordance with our plans and programs.

•

In accordance with our written stock option grant policy, we have appointed an Options Executive, who is responsible for ensuring that we comply with applicable laws, regulations and accounting standards related to the granting of equity-based compensation, and that our policies, procedures and equity compensation plans are followed. Our Options Executive reports quarterly to the Compensation Committee.

•	We do not allow our executives to hedge their exposure to ownership of, or interest in, our stock. We also do not allow them to engage in speculative transactions with respect to our stock.

Summary of Executive Compensation

The following table sets forth certain information with respect to compensation for the fiscal years ended November 30, 2011, 2010 and 2009, earned by Mr. Reidy, who was our Chief Executive Officer during all of fiscal 2011, Mr. Wagner, who was our Chief Financial Officer during all of fiscal 2011, and Mr. Larsen, Mr. Goodson and Dr. Bates, who were our three most highly compensated executive officers. We refer to these individuals collectively as our named executive officers.

As described above in “Compensation Discussion and Analysis” and reflected in the Summary Compensation Table below, we pay our named executive officers a mix of cash and equity compensation.

Cash Compensation. We paid our named executive officers a base salary and cash incentive compensation under a non-equity incentive plan.

Equity Compensation. We made annual equity awards to the named executive officers consisting of stock options, RSUs and PSUs. Stock options had an exercise price equal to the closing price of our stock on the date of grant and vest in monthly increments over four years. The amounts shown in the “Option Awards” column reflect the grant date fair value calculated using the Black-Scholes model. RSUs and PSUs convert to shares of our common stock upon vesting. RSUs vest in six equal installments over three years beginning six months after issuance. To the extent that PSUs would have been earned, those units would still be subject to subsequent time-based vesting (one-third vests upon determination of achievement of the performance goals established for that year and one-third in each of the next two years if the executive remains employed on the vesting date). The amounts shown in the “Stock Awards” column reflect the grant date fair value (which was the stock price on the date of grant) with respect to the RSUs and PSUs at target performance. None of the PSUs were earned in fiscal 2011.

Other Forms of Compensation. We do not provide our named executive officers with pensions or the ability to defer compensation. Amounts shown in the “All Other Compensation” column reflect the contribution under our 401(k) plan and certain other items described in the footnotes below.

SUMMARY COMPENSATION TABLE—FISCAL YEARS 2011, 2010 AND 2009

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Richard D. Reidy
Former Chief Executive Officer (5)	2011 2010 2009	$550,000 486,539 351,461	$1,748,760 1,790,880 1,650,750	$1,157,285 1,854,552 1,158,675	$11,315 512,962 167,400	$7,214 16,176 31,189	$3,474,574 4,661,109 3,359,475
Charles F. Wagner
Former EVP, Finance and Administration and Chief Financial Officer (6)	2011 2010	436,539 46,154	1,111,050 1,248,960	392,300 1,215,936	5,658 13,012	8,262 112	1,953,807 2,524,174
Christopher Larsen
Former EVP, Global Field Operations (7)	2011 2010 2009	403,462 350,000 100,962	533,520 467,360 286,800	353,070 794,750 232,278	208,024 258,919 7,869	8,307 17,601 60,245	1,506,382 1,888,630 688,154
John P. Goodson
SVP, Products (8)	2011 2010 2009	308,462 245,577 228,462	651,900 230,256 140,864	294,225 238,442 158,904	3,897 152,975 89,900	15,320 22,175 21,006	1,373,804 889,425 639,136
John Bates
EVP, Chief Technology Officer	2011 2010 2009	325,577 286,539 249,615	503,790 307,008 140,864	196,150 317,923 158,904	3,026 131,875 125,000	15,674 26,206 17,449	1,044,217 1,069,551 691,832

(1)	Represents the grant date fair value of the award, which is equal to the number of RSUs and PSUs (at target performance) granted multiplied by the closing price of our stock on the grant date. See the “Grants of Plan-Based Awards Table” for a breakdown of these awards.
(2)	Represents the grant date fair value of options on the date of grant. The grant date fair value of our options is equal to the number of shares subject to the option multiplied by the fair value of our options on the date of grant determined using the Black-Scholes option valuation model. The methodology and assumptions used to calculate the Black-Scholes value of our options are described in Note 9 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011. See the “Grants of Plan-Based Awards Table” for a breakdown of these awards.
(3)	Except for Mr. Larsen, amounts listed reflect the amounts earned under our corporate incentive compensation plan as described in “Compensation Discussion and Analysis” in this Form 10-K/A. For Mr. Larsen, the amount listed reflects the amount earned under his individual sales incentive plan, including that portion attributable to our corporate incentive compensation plan, as described in “Compensation Discussion and Analysis” in this Form 10-K/A. For all individuals, bonus payments were accrued in the year indicated and paid in the succeeding fiscal year. Thus, the 2011 bonus amounts were paid in fiscal year 2012, the 2010 bonus amounts were paid in fiscal year 2011 and the 2009 bonus amounts were paid in fiscal year 2010.
(4)	Amounts listed in this column for 2011 include:

Name	Company Contributions (401(k))	Cash Payment for portion of 401(k) match in excess of participation limits	Insurance premiums	Sales Event
Mr. Reidy	$—	$—	$1,200	$6,014
Mr. Wagner	3,749	3,130	1,200	183
Mr. Larsen	—	—	1,200	7,107
Mr. Goodson	7,497	6,623	1,200	—
Dr. Bates	7,497	6,501	1,200	476

(5)	Mr. Reidy was appointed our Chief Executive Officer on March 29, 2009. On August 1, 2011, we announced that Mr. Reidy would depart as our Chief Executive Officer upon the naming of his successor. On December 5, 2011, upon the appointment of Jay H. Bhatt as our new Chief Executive Officer, Mr. Reidy resigned as Chief Executive Officer and, on December 9, 2011, his employment with our company terminated.
(6)	Mr. Wagner became our Chief Financial Officer on November 15, 2010. The amounts shown for Mr. Wagner in 2010 are base salary and non-equity incentive plan compensation for the period of November 15, 2010 until November 30, 2010. On March 23, 2012, Mr. Wagner’s employment with our company terminated.
(7)	Mr. Larsen joined us in September 2009 as Senior Vice President, Global Field Operations, and became an Executive Vice President in April 2010. The 2009 amounts shown for Mr. Larsen are base salary and non-equity incentive plan compensation for the period of September 1, 2009 until November 30, 2009. On January 9, 2012, Mr. Larsen’s employment with our company terminated.
(8)	Mr. Goodson’s total non-equity incentive plan compensation for fiscal 2011 does not include the special $100,000 cash retention bonus he was awarded in March 2011, the receipt of which was subject to the condition that he remained employed with our company until January 2012. This bonus was paid in January 2012.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended November 30, 2011 to the named executive officers.

GRANTS OF PLAN-BASED AWARDS TABLE – FISCAL YEAR 2011

		Estimated Possible Payouts under Non-Equity Incentive Plan Award			Estimated Possible Payouts under Equity Incentive Plan Award
Name	Grant Date	Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)	Threshold (#)(2)	Target (#)(2)	Maximum (#)(2)	All Other Stock Awards: Number of Shares of Stock or Units (#)(3)		All Other Option Awards: Number of Securities Underlying Options (#)(4)	Grant Date Fair Value of Stock and Option Awards ($) (5) (6)
Richard D. Reidy	4/6/2011 4/28/2011	0 —	600,000 —	1,200,000 —	0	17,700	35,400	— 41,300		— 147,500	— 2,906,045
Charles F. Wagner	3/4/2011 4/28/2011 10/14/2011	0 — —	300,000 — —	600,000 — —	— 0 —	— 6,000 —	— 12,000 —	— 14,000 25,000	(7)	— 50,000 —	— 985,100 518,250
Christopher A. Larsen	3/4/2011 4/28/2011	0 —	350,000 —	700,000 —	— 0	— 5,400	— 10,800	— 12,600		— 45,000	— 886,590
John P. Goodson	3/4/2011 4/28/2011 10/14/2011	0 — —	195,000 — —	390,000 — —	— 0 —	— 4,500 —	— 9,000 —	— 10,500 10,000	(7)	— 37,500 —	— 738,825 207,300
John Bates	3/4/2011 4/28/2011 10/14/2011	0 — —	165,000 — —	330,000 — —	— 0 —	— 3,000 —	— 6,000 —	— 7,000 10,000	(7)	— 25,000 —	— 492,550 207,300

(1)	These columns indicate the range of payouts targeted for fiscal year 2011 performance under our corporate incentive compensation plan as described in “Compensation Discussion and Analysis” in this Form 10-K/A. The actual payout with respect to fiscal year 2011 for each named executive officer is shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”
(2)	These columns indicate the range of payouts with respect to PSUs subject to subsequent time-based restrictions. These PSUs could be earned only to the extent the established criteria were met. For 2011, none of these PSUs were earned.
(3)	Represents RSUs that vest, so long as the executive continues to be employed with us, in six equal installments beginning six months after date of issuance. In all cases, dividends are not payable on unvested RSUs.
(4)	Represents stock options that become exercisable, so long as the executive continues to be employed with us, in equal monthly installments over four years. These options had an exercise price per share of $29.64, which was equal to the closing price per share of our common stock on the date of grant.
(5)	The grant date fair value of our options is equal to the number of shares subject to the option multiplied by the fair value of our options on the date of grant determined by using the Black-Scholes option valuation model. The Black-Scholes value of our options on April 28, 2011 was $7.85. The methodology and assumptions used to calculate the Black-Scholes value of our options are described in Note 9 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011.
(6)	Represents the grant date fair value of the award, which is equal to the number of RSUs granted multiplied by the closing price of our stock on the grant date. For PSUs, the value determined at the grant date assumes that the award will be earned in full at target performance. The closing price on April 28, 2011 was $29.64 and on October 14, 2011 was $20.73.
(7)	Represents RSUs that vest, so long as the executive continues to be employed with us, in two equal installments beginning six months after date of issuance. In all cases, dividends are not payable on unvested RSUs.

The terms of the stock options and RSUs granted in fiscal 2011 to our named executive officers were consistent with the vesting schedules and expiration dates of the options and RSUs granted to employees during the year. Stock options to acquire a total of 1,308,816 shares of our common stock, 553,415 RSUs and 63,330 PSUs were granted to our employees and non-employee directors in fiscal year 2011. None of the PSUs granted in fiscal year 2011 were earned.

Outstanding Equity Awards

The following table sets forth certain information with respect to the outstanding equity awards at November 30, 2011 for each of the named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
	Exercisable	Unexercisable
Richard D. Reidy (3)
	43,500	0	$20.54	11/14/2012
	16,500	0	$20.54	11/14/2012
	30,000	0	$15.38	05/21/2013
	30,000	0	$16.67	09/19/2013
	14,250	750	$20.79	04/25/2014	(6)
	7,125	375	$20.79	04/25/2014	(6)
	21,375	1,125	$21.50	10/15/2014	(7)
	33,750	11,250	$19.96	04/23/2015	(8)
	2,250	33,750	$13.01	10/15/2015	(9)
	2,183	58,927	$14.67	05/11/2016	(10)
	165	135	$14.67	05/11/2016	(10)
	72,188	59,062	$15.93	10/15/2016	(11)
	5,251	9,749	$21.32	04/26/2017	(12)
	104,999	195,001	$21.32	04/26/2017	(12)
	27,657	119,843	$29.64	04/27/2018	(13)
						95,167	$1,938,552
Charles F. Wagner (4)
	20,000	160,000	$26.02	11/14/2017	(14)
	7,143	42,857	$29.64	04/27/2018	(13)
						68,667	$1,398,747
Christopher A. Larsen (5)
	5,666	18,889	$15.93	10/15/2016	(11)
	8,333	14,167	$15.93	10/15/2016	(11)
	1,726	2,774	$19.47	01/14/2017	(15)
	32,776	52,724	$19.47	01/14/2017	(15)
	19,444	33,056	$21.32	04/26/2017	(12)
	8,438	36,562	$29.64	04/27/2018	(13)
						28,500	$580,545

John P. Goodson
	30,000	0	$20.54	11/14/2012
	3,125	0	$15.38	05/21/2013
	18,750	0	$16.67	09/19/2013
	12,825	675	$20.79	04/25/2014	(6)
	8,550	450	$21.50	10/15/2014	(7)
	4,275	225	$21.50	10/15/2014	(7)
	16,875	5,625	$19.96	04/23/2015	(8)
	25	375	$13.01	10/15/2015	(9)
	600	9,000	$13.01	10/15/2015	(9)
	3,541	7,965	$14.67	05/11/2016	(10)
	95	135	$14.67	05/11/2016	(10)
	5,700	8,100	$15.93	10/15/2016	(11)
	14,175	26,235	$21.32	04/26/2017	(12)
	7,032	30,468	$29.64	04/27/2018	(13)
						25,750	$524,528
John Bates
	1,650	0	$15.38	05/21/2013
	1,650	0	$16.67	09/19/2013
	35,000	0	$19.53	04/14/2014
	8,550	450	$20.79	04/25/2014	(6)
	8,550	450	$21.50	10/15/2014	(7)
	3,938	1,312	$19.96	04/23/2015	(8)
	7,313	2,437	$19.96	04/23/2015	(8)
	250	187	$13.01	10/15/2015	(9)
	9,751	7,312	$13.01	10/15/2015	(9)
	5,900	7,965	$14.67	05/11/2016	(10)
	101	135	$14.67	05/11/2016	(10)
	6,000	8,100	$15.93	10/15/2016	(11)
	18,900	35,100	$21.32	04/26/2017	(12)
	4,688	20,312	$29.64	04/27/2018	(13)
						24,634	$501,795

(1)	The unvested shares shown in this column are RSU awards that are subject to time-based vesting.
(2)	The market value of unvested RSUs was calculated as of November 30, 2011 based on closing price of our common stock on NASDAQ of $20.37.
(3)	On December 9, 2011, Mr. Reidy’s employment terminated and, in connection with a severance agreement we had previously entered into with Mr. Reidy, the vesting of all stock options and RSUs that would have otherwise vested during the twenty-four months following the date of termination was accelerated. All other unvested options and RSUs held by Mr. Reidy terminated as of the date of termination of employment.
(4)	On March 23, 2012, Mr. Wagner’s employment terminated and, in connection with the modified severance agreement we entered into with Mr. Wagner, the vesting of all stock options that would have otherwise vested during the thirteen months following the date of termination and the vesting of 30,999 RSUs were accelerated. All other unvested options and RSUs held by Mr. Wagner terminated as of the date of termination of employment.
(5)	On January 9, 2012, Mr. Larsen’s employment terminated and, in connection with a severance agreement we had previously entered into with Mr. Larsen, the vesting of all stock options and RSUs that would have otherwise vested during the twelve months following the date of termination was accelerated. All other unvested options and RSUs held by Mr. Larsen terminated as of the date of termination of employment.
(6)	This option vests 2/60ths on the date of grant, with the remainder vesting in 58 monthly increments commencing on May 1, 2007.
(7)	This option vests 8/60ths on the date of grant, with the remainder vesting in 52 monthly increments commencing on November 1, 2007.
(8)	This option vests 2/60ths on the date of grant, with the remainder vesting in 58 monthly increments commencing on May 1, 2008.

(9)	This option vests 8/60ths on the date of grant, with the remainder vesting in 52 monthly increments commencing on November 1, 2008.

(10)	This option vests 3/60ths on the date of grant, with the remainder vesting in 57 monthly increments commencing on June 1, 2009.

(11)	This option vests 8/60ths on the date of grant, with the remainder vesting in 52 monthly increments commencing on November 1, 2009.

(12)	This option vests 2/60ths on the date of grant, with the remainder vesting in 58 monthly increments commencing on May 1, 2010.

(13)	This option vests 2/48ths on the date of grant, with the remainder vesting in 46 monthly increments commencing on May 1, 2011.

(14)	This option vests in 54 monthly installments commencing on June 1, 2011.

(15)	This option vests 1/60th on the date of grant, with the remainder vesting in 59 monthly increments commencing on February 1, 2010.

Option Exercises and Stock Vested

The following table sets forth certain information regarding the number of stock options exercised and RSUs that vested in the fiscal year ended November 30, 2011 under our equity incentive plans and the corresponding amounts realized by the named executive officers. The value realized on exercise for stock option awards is calculated as the difference between the closing prices of our common stock on the NASDAQ Global Select Market on the exercise date and the exercise price of the applicable stock option award. The value realized on vesting for RSUs is calculated as the product of the number of shares subject to the RSUs that vested and the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Option Exercises and Stock Vested—Fiscal Year 2011

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Richard D. Reidy	608,837	6,463,577	72,384	1,670,261
Charles F. Wagner	—	—	18,333	419,559
Christopher Larsen	5,445	76,643	16,101	368,184
John P. Goodson	6,877	86,777	8,552	191,831
John Bates	24,737	284,485	9,168	209,830

Severance and Change in Control Agreements

We have agreements with, or guidelines applicable to, our executive officers that provide the benefits described below in connection with certain terminations or a change in control of our company.

Mr. Reidy’s Amended Severance Agreement

On August 1, 2011, we announced that Mr. Reidy would leave our company when his successor was named. In connection with the announcement of Mr. Reidy’s departure, we and Mr. Reidy entered into an amendment to his existing Severance Agreement, dated as of October 13, 2009. This severance agreement provided Mr. Reidy with various payments and benefits upon a termination of Mr. Reidy’s employment with the Company.

The amendment provided that Mr. Reidy’s employment as Chief Executive Officer would terminate and that such termination of employment would entitle Mr. Reidy to the payments and benefits set forth in the severance agreement. However, at our request, Mr. Reidy agreed to remain as our Chief Executive Officer until the date Mr. Reidy’s replacement commenced employment. Jay H. Bhatt, Mr. Reidy’s replacement, commenced employment on December 5, 2011 and Mr. Reidy resigned as President and Chief Executive Officer on that date.

The amendment further provided that in consideration for Mr. Reidy’s agreement to remain with us until his replacement commenced employment, upon termination of employment, we extended the period of time following the termination of Mr. Reidy’s employment during which he may exercise vested stock options by twelve months so that he would have a total of fifteen months following termination of employment during which to exercise his vested stock options. In no event would this extended exercise period go beyond the original expiration date of any stock option. This extended exercise period would not have applied if Mr. Reidy had voluntarily terminated his employment prior to February 29, 2012.

Mr. Reidy’s severance agreement provided that upon the termination of Mr. Reidy’s employment and the execution by Mr. Reidy of a standard release of claims, Mr. Reidy was entitled to receive twenty-four months of his total target compensation, which would be paid out monthly over a twenty-four month period. Mr. Reidy’s benefits in effect as of the date of the termination (such as medical, dental, vision and life insurance) would also continue for twenty-four months. In addition, any unvested options and restricted equity held by Mr. Reidy as of the date of the termination that would have vested during the two-year period following such date if Mr. Reidy had remained employed, automatically vested.

The severance agreement also includes non-competition, non-disparagement and related covenants. The non-competition covenant will be in effect for two years following the termination of Mr. Reidy’s employment.

Mr. Reidy’s Amended Executive Retention and Motivation Agreement

On October 13, 2009, we and Mr. Reidy also entered into the Amended Executive Retention and Motivation Agreement (ERMA). Under the Amended ERMA, Mr. Reidy was entitled to various payments and benefits upon a “change in control” of our company and upon an “involuntary termination” of Mr. Reidy’s employment by us within twelve months after the change in control.

The Amended ERMA provided that upon a change in control, Mr. Reidy’s annual cash bonus award would be fixed and guaranteed at his target level, and payment of that bonus would be made on a pro-rata basis with respect to the elapsed part of the relevant fiscal year. In addition, upon a change in control, all of Mr. Reidy’s outstanding unvested options and restricted equity would fully accelerate, unless the acquirer assumed all options and restricted equity.

Upon involuntary termination of Mr. Reidy’s employment within twelve months following a change in control, all of Mr. Reidy’s remaining outstanding options and restricted equity would automatically vest, Mr. Reidy would be entitled to receive a lump sum payment equal to fifteen months of his total target compensation, and Mr. Reidy’s benefits in effect as of the date of the involuntary termination (such as medical, dental and vision) would continue for fifteen months.

For purposes of the Amended ERMA, a “change of control” is defined as the occurrence of any one of the following events: (1) any person becoming the beneficial owner (as defined in the Exchange Act) of 50% or more of the total voting power of our outstanding stock; (2) certain changes in a majority of our Board of Directors; (3) certain mergers or consolidations of our company with another entity; or (4) the sale of all or substantially all of our assets. The definition of “involuntary termination” was identical to the corresponding definition in Mr. Reidy’s severance agreement.

In the event that any amounts provided for under the Amended ERMA or otherwise payable to Mr. Reidy would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and be subject to the related excise tax, Mr. Reidy would be entitled to receive either full payment of the benefits under the ERMA or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greatest amount of after-tax benefits to Mr. Reidy.

Upon termination of Mr. Reidy’s employment on December 9, 2011, Mr. Reidy’s Amended ERMA automatically terminated.

Executive Severance Agreements

On November 30, 2011, we entered into Executive Severance Agreements with our executive officers, including Messrs. Wagner, Larsen, Goodson and Bates. These executive severance agreements provide each executive officer with certain payments and benefits upon an “Involuntary Termination” (as defined below) of employment. Except as noted below, each of these executive severance agreements contains essentially identical terms.

Each executive severance agreement provides that upon Involuntary Termination and the execution of a standard release of claims, such executive officer will be entitled to receive the following severance and other benefits: (a) the payment of cash severance equal to twelve months of total target cash compensation as of the date of termination, which will be paid over twelve months, (b) the continuation, for a period of twelve months, of benefits that are substantially equivalent to the benefits (medical, dental and vision) that were in effect immediately prior to termination, and (c) in the case of Messrs. Wagner, Goodson and Bates, twenty-four months of acceleration of unvested stock options and RSUs, and in the case of Mr. Larsen, twelve months of acceleration of unvested stock options and restricted stock units. Severance payments and benefits upon any Involuntary Termination within twelve months following a change in control would be governed by the Employee Retention and Motivation Agreement described below.

An “Involuntary Termination” is defined in each agreement as either a termination of employment by us other than for “Cause” (as defined in the executive severance agreements), disability or death or a termination by the executive officer as a result of certain events occurring without his consent such as an assignment to him of duties which is materially inconsistent with his position prior to the assignment, a significant reduction of his duties or the removal of such executive officer from such position, a material reduction in such executive officer’s base salary or target bonus, a relocation of such executive officer to a facility or location more than fifty miles from his then present location or our material breach of the severance agreement.

Each executive severance agreement also includes non-competition, non-disparagement and related covenants. The non-competition covenant will be in effect for one year following the termination of employment.

Each executive severance agreement will expire on August 1, 2013, except that the expiration of the agreement will not affect the obligations of the parties on account of a termination of employment occurring prior to August 1, 2013. Upon expiration of the executive severance agreements, the executive officers will thereafter be subject to the severance plan, if any, then applicable to members of our Executive Committee upon an Involuntary Termination.

The terms of the executive severance agreements generally reflect the severance and benefits payable to executive officers under the company-wide severance guidelines we previously adopted, except that the acceleration of vesting of stock options and restricted stock units is twelve (12) months under those guidelines.

Mr. Wagner’s Amended Executive Severance Agreement

On March 23, 2012, Mr. Wagner’s employment terminated and, in connection with an amendment to his executive severance agreement we entered into with Mr. Wagner upon termination, the vesting of all stock options that would have otherwise vested during the thirteen months following the date of termination and the vesting of 30,999 RSUs were accelerated. The severance and other benefits provided to Mr. Wagner upon his termination of employment are as set forth in his executive severance agreement, as described above.

Other Employee Retention and Motivation Agreements

In addition to the agreement with Mr. Reidy, we have entered into an ERMA with each of the other named executive officers. Each agreement provides for certain payments and benefits upon a change of control (as defined in the agreement) of our company and/or upon an involuntary termination (as defined in the agreement) of the executive officer’s employment by the company within twelve months of a change of control.

Under these agreements, upon a change of control, each executive officer’s annual cash bonus award will be fixed and guaranteed at his respective target level. Payment of this bonus will immediately occur on a pro-rata basis with respect to the elapsed part of the relevant fiscal year. In addition, upon a change of control, all outstanding unvested options and restricted equity of the executive officer will fully accelerate, unless the acquirer assumes all such options and restricted equity. Upon involuntary termination of the executive officer within twelve months following a change of control, all remaining outstanding options and restricted equity of the executive officer will automatically become vested, the executive officer will be entitled to receive a lump sum payment equal to fifteen months of his total target compensation, and his benefits will continue for fifteen months.

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

Estimate of Severance and Change in Control Benefits

The following tables indicate the estimated payments and benefits that:

•

Mr. Reidy would have received under his amended severance agreement and Amended ERMA assuming that the change of control of our company and/or termination of his employment occurred at November 30, 2011; and

•

each of Messrs. Wagner, Larsen and Goodson and Dr. Bates would have received under their respective executive severance agreement and ERMA assuming that the change of control of our company and/or termination of his employment occurred at November 30, 2011.

These amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officer, which would only be known at the time that he becomes entitled to such payment.

	Circumstances of Termination or Event
Name	Involuntary Termination (1)	Change of Control Only (2)	Involuntary Termination Within 12 Months Following Change of Control
Richard D. Reidy
Cash Severance	$1,200,000	$0	$750,000
Pro Rata Bonus	1,200,000	600,000	750,000
Stock Options	768,251	0	851,620
RSUs	1,798,325	0	1,938,552
Benefits (3)	41,441	0	18,546

Total	$5,008,017	$600,000	$4,308,718

Charles F. Wagner, Jr.
Cash Severance	$450,000	$0	$562,500
Pro Rata Bonus	300,000	300,000	375,000
Stock Options	0	0	0
RSUs	1,351,203	0	1,398,747
Benefits (3)	14,050	0	17,562

Total	$2,115,253	$300,000	$2,353,809

Christopher A. Larsen
Cash Severance	$400,000	$0	$500,000
Pro Rata Bonus	350,000	350,000	437,500
Stock Options	67,903	0	196,422
RSUs	370,734	0	580,545
Benefits (3)	14,897	0	18,622

Total	$1,203,534	$350,000	$1,733,089

John P. Goodson
Cash Severance	$305,000	$0	$381,250
Pro Rata Bonus	195,000	195,000	243,750
Stock Options	144,298	0	153,418
RSUs	488,880	0	524,528
Benefits (3)	14,897	0	17,562

Total	$1,148,075	$195,000	$1,320,508

John Bates
Cash Severance	$335,000	$0	$418,750
Pro Rata Bonus	165,000	165,000	206,250
Stock Options	129,715	0	138,835
RSUs	478,023	0	501,795
Benefits (3)	14,015	0	17,519

Total	$1,121,753	$165,000	$1,283,149

(1)	The amounts shown in the first column, with respect to stock options and RSUs, represent the value of certain unvested options and RSUs becoming fully vested and are calculated using the exercise price for each unvested stock option and the closing stock price of our common stock on November 30, 2011, which was $20.37.
(2)	In the event of a change of control, there is no accelerated vesting of options or RSUs provided that the acquirer assumes all existing, outstanding stock options and RSUs of the individual. These tables have been prepared under that assumption. However, if the acquirer does not assume all existing, outstanding stock options and RSUs of the individual, all unvested stock options and RSUs become fully vested and the value indicated in the third column would apply upon a change of control. The amounts shown in the third column are calculated using the exercise price for each unvested stock option and the closing stock price of our common stock on November 30, 2011, which was $20.37.
(3)	Represents the estimated value (based on the cost as of November 30, 2011) of continuing benefits (medical, dental and vision) for:

•	twenty four months in the case of an involuntary termination of Mr. Reidy’s employment other than in connection with a change in control;

•	twelve months in the case of an involuntary termination of employment of Messrs. Wagner, Larsen and Goodson and Dr. Bates, other than in connection with a change in control; and

•	fifteen months, in the case of the third column.

Director Compensation

We pay our directors a mix of cash and equity compensation. Employee directors receive no compensation for their service as directors.

For fiscal year 2011, our non-employee directors were paid an annual retainer of $275,000. This annual retainer is paid $75,000 in cash and $200,000 in equity (with the equity to be paid in the form of fully vested shares of common stock or fully vested stock options, at the election of the individual director). The non-executive Chairman of the Board was paid an additional cash retainer of $37,500. The number of option shares is determined by dividing the compensation amount by the grant date Black-Scholes value. The number of shares of common stock is determined by dividing the compensation amount by the grant date closing price of our common stock as reported by NASDAQ.

With respect to service on the committees of our Board of Directors, the following fees were paid:

•	Audit Committee—$25,000 for the Chairman and $20,000 for the other members;

•	Compensation Committee—$20,000 for the Chairman and $15,000 for the other members;

•	Nominating and Corporate Governance Committee—$12,500 for the Chairman and $10,000 for the other members; and

•	Special committees (while in use)—$25,000 for the Chairman and $20,000 for the other members.

During 2011, in addition to the standing Audit, Compensation and Nominating and Corporate Governance Committees, our Board of Directors also maintained an Executive Committee and CEO Search Committee from August 1, 2011 until November 30, 2011. The directors who served on the Executive Committee and CEO Search Committee were paid fees attributable to special committees.

The fees paid for service on the committees of our Board of Directors are paid in cash.

The fiscal 2011 director compensation was paid to our non-employee directors in two equal installments, on April 28, 2011 and on October 14, 2011.

In April 2010, our Board of Directors adopted revised stock retention guidelines for non-employee directors. These guidelines provide for all non-employee directors to hold at least 7,500 shares of our common stock and/or deferred stock units. Directors have five years to attain this ownership threshold.

Each newly elected director receives an initial director appointment grant of $300,000 of option equivalent shares at the first April or October grant date following his or her election to our Board of Directors. This initial grant may be received in the form of options, deferred stock units or a combination of the two. The split between options and deferred stock units is determined by each director individually by written election made prior to the newly elected director’s appointment to our Board of Directors. The election will be expressed as a percentage of the initial director appointment grant (e.g., 50% in options and 50% in deferred stock units) and may consist of all options, all deferred stock units or any combination thereof, with each deferred stock unit having a value equivalent to 2.5 options. Options and deferred stock units will vest over a 48-month period, beginning on the first day of the month following the month the director joins our Board of Directors, with full acceleration of vesting upon a change in control.

Director Compensation Table – Fiscal Year 2011

The following table sets forth a summary of the compensation earned by or paid to our non-employee directors in fiscal year 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) (2) ($)	Option Awards (3) (4) ($)	Total ($)
Barry N. Bycoff (5)	$58,750	$116,659	$—	$175,409
John R. Egan (6)	24,583	184,262	175,034	383,879
Ram Gupta	123,333	200,007	—	323,340
Charles F. Kane	115,000	200,007	—	315,007
David A. Krall	103,333	200,007	—	303,340
Michael L. Mark	137,708	—	199,583	337,291
Philip M. Pead (7)	42,083	331,058	83,347	456,488

(1)	Represents fully vested shares of common stock issued to the named directors electing to receive fully vested shares in the following amounts:

Name	Total full value shares granted in fiscal 2011
Mr. Bycoff	5,386
Mr. Egan	1,206
Mr. Gupta	8,198
Mr. Kane	8,198
Mr. Krall	8,198

(2)	Represents the grant date fair value of full value shares granted on April 28, 2011 and on October 14, 2011. The grant date fair value is equal to the number of shares granted multiplied by the closing price on the date of grant, which was $29.64 on April 28, 2011 and $20.73 on October 14, 2011. With respect to Messrs. Egan and Pead, also includes the grant date fair value of deferred stock units (DSUs) they elected to receive as part of their initial director appointment award upon joining our Board of Directors. Mr. Egan elected to receive 50% of his initial director appointment award in the form of DSUs, which vest monthly over four years. As a result, Mr. Egan was issued 7,236 DSUs on October 14, 2011. The aggregate grant date fair value of these DSUs was approximately $150,000. Mr. Pead elected to receive 100% of his initial director appointment award in the form of DSUs, which vest monthly over four years. As a result, Mr. Pead was issued 14,472 DSUs on October 14, 2011. The aggregate grant date fair value of these DSUs was approximately $300,000.

(3)	Mr. Mark elected to receive the equity compensation portion of his annual retainer in the form of stock options. As a result, Mr. Mark was granted a fully vested option to purchase 12,690 shares of our common stock with an exercise price of $29.64 on April 28, 2011, and a fully vested option to purchase 18,083 shares of our common stock with an exercise price of $20.73 on October 14, 2011. The aggregate grant date fair value of these options was approximately $200,000.

Mr. Pead elected to receive the equity compensation portion of his annual retainer in the form of stock options. As a result, Mr. Pead was granted a fully vested option to purchase 15,069 shares of our common stock with an exercise price of $20.73 on October 14, 2011. The grant date fair value of these options was $83,347.

Mr. Egan elected to receive 50% of his initial director appointment award upon joining our Board of Directors in September 2011 in the form of stock options, which vest monthly over four years. As a result, Mr. Egan was granted an option to purchase 27,125 shares of our common stock with an exercise price of $20.73 on October 14, 2011. Mr. Egan also elected to receive 50% of the equity compensation portion of his annual retainer in the form of stock options. As a result, Mr. Egan was granted a fully vested option to purchase 4,521 shares of our common stock with an exercise price of $20.73 on October 14, 2011. The aggregate grant date fair value of these options was approximately $175,000.

Each non-employee director had the following unexercised stock options outstanding at November 30, 2011:

Name	Unexercised stock options outstanding at November 30, 2011
Mr. Bycoff	72,378
Mr. Egan	31,646
Mr. Gupta	10,625
Mr. Kane	56,705
Mr. Krall	51,503
Mr. Mark	228,019
Mr. Pead	15,069

(4)	Represents grant date fair value of options granted on April 28, 2011 and on October 14, 2011. The grant date fair value of our options is equal to the number of shares subject to the option by the fair value of our options on the date of grant determined by using the Black-Scholes option valuation model. The Black-Scholes value of our options on April 28, 2011 was $7.88 and on October 14, 2011 was $5.53. The methodology and assumptions used to calculate the Black-Scholes value of our options are described in Note 9 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

(5)	Until April 28, 2011, Mr. Bycoff served as Executive Chairman of our Board of Directors. As Executive Chairman, Mr. Bycoff received no compensation for his service as a director. Instead, the terms of Mr. Bycoff’s compensation as Executive Chairman are set forth in an employment letter agreement he entered into with us on May 12, 2009. As Executive Chairman, Mr. Bycoff was paid a base salary of $250,000 and he participated as a part-time employee in our employee benefits plans. As provided in the employment letter agreement, on May 12, 2009, Mr. Bycoff was issued 60,000 RSUs. These RSUs vested in two equal installments, with the first installment having vested on November 12, 2009 and the second installment having vested on May 12, 2010. On January 15, 2010, we entered into an amendment to Mr. Bycoff’s employment letter pursuant to which the term of Mr. Bycoff’s service as Executive Chairman was extended until our annual meeting of shareholders in 2011. Mr. Bycoff’s compensation during the extended term remained unchanged except that on January 12, 2010, we issued Mr. Bycoff 38,683 additional RSUs. These RSUs vested in two equal installments, with the first installment having vested on October 27, 2010 and the second installment having vested on April 27, 2011. The number of RSUs was determined by dividing $760,000 (which was the approximate value of the initial equity award issued to Mr. Bycoff in May 2009) by $19.65, which was the closing price of our stock on the date of issuance. None of the compensation paid to Mr. Bycoff in connection with his service as Executive Chairman is reflected in the Director Compensation Table above.

(6)	Mr. Egan was elected to our Board of Directors on September 12, 2011.

(7)	Mr. Pead was elected to our Board of Directors on July 13, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership as of February 29, 2012:

•	by each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	by each director of our company;

•	by each of the named executive officers; and

•	by all directors and executive officers of our company as a group.

As of February 29, 2012, there were 62,702,462 shares of our common stock issued and outstanding.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number	Percent
BlackRock, Inc. (2)	5,646,146	8.8%
40 East 52nd Street New York, NY 10022
T. Rowe Price Associates, Inc. (3)	4,747,690	7.4%
100 East Pratt Street Baltimore, MD 21202
FMR LLC, Edward C. Johnson 3d (4)	3,963,461	6.2%
82 Devonshire Street Boston, MA 02109
The Vanguard Group, Inc. (5)	3,585,408	5.6%
1000 Vanguard Blvd. Malvern, PA 19355
Artisan Partners Holdings LP (6)	3,351,223	5.2%
875 East Wisconsin Avenue, Suite 800 Milwaukee, WI 53202
Starboard Value LP (7)	3,235,000	5.1%
830 Third Avenue, 3rd floor New York, NY 10022
Praesidium Investment Management Company, LLC (8)	3,201,221	5.0%
747 Third Avenue, 35th floor New York, NY 10017

John Bates (9)	108,071	*
Jay H. Bhatt (10)	50,000	*
Barry N. Bycoff (11)	120,918	*
John R. Egan (12)	17,485	*
John P. Goodson (13)	151,805	*
Ram Gupta (14)	5,880	*
Charles F. Kane (15)	97,253	*
David A. Krall (16)	72,490	*
Christopher A. Larsen (17)	161,646	*
Michael L. Mark (18)	355,144	*

Philip M. Pead (19)	57,541	*
Richard D. Reidy (20)	828,390	1.3%
Charles F. Wagner (21)	72,603	*
All executive officers and directors as a group (19 persons) (22)	2,432,022	3.9%

*	Less than 1%

(1)	All persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the other information contained in the footnotes to this table. Unless otherwise noted the address of such person is c/o Progress Software Corporation, 14 Oak Park, Bedford, Massachusetts 01730.

(2)	Derived from Schedule 13G/A filed on February 10, 2012. The Schedule 13G/A reported that BlackRock, Inc. had sole voting power and sole dispositive power with respect to all shares reported.

(3)	Derived from Schedule 13G/A filed on February 13, 2012. The Schedule 13G/A reported that T. Rowe Price held sole voting power over 1,109,540 shares and sole dispositive power over 4,747,690 shares. According to the Schedule 13G/A, these shares are owned by various individual and institutional investors which T. Rowe Price serves as investment adviser with power to direct investments and/or sole power to vote the shares. For the purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, T. Rowe Price is deemed to be a beneficial owner of these shares. However, T. Rowe Price expressly disclaims that it is, in fact, the beneficial owner of these shares.

(4)	Derived from Schedule 13G/A filed on February 14, 2012. The Schedule 13G/A reported the following:

•

Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 2,723,159 shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

•	Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 2,723,159 shares owned by the funds.

•

Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC.

•

Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the funds, which power resides with the funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the funds’ Boards of Trustees.

•

Pyramis Global Advisors, LLC (“PGALLC”), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 1,100 shares as a result of its serving as investment adviser to institutional accounts, non-U.S. mutual funds, or investment companies registered under Section 8 of the Investment Company Act of 1940 owning such shares.

•

Edward C. Johnson 3d and FMR LLC, through its control of PGALLC, each has sole dispositive power over 1,100 shares and sole power to vote or to direct the voting of 1,100 shares owned by the institutional accounts or funds advised by PGALLC as reported above.

•

Pyramis Global Advisors Trust Company (“PGATC”), 900 Salem Street, Smithfield, Rhode Island, 02917, an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 1,228,602 shares as a result of its serving as investment manager of institutional accounts owning such shares.

•

Edward C. Johnson 3d and FMR LLC, through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 1,228,602 shares and sole power to vote or to direct the voting of 1,143,002 shares owned by the institutional accounts managed by PGATC as reported above.

•

FIL Limited (“FIL”), Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda, and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL, which is a qualified institution under section 240.13d-1(b)(1)(ii), is the beneficial owner of 10,600 shares.

•

Partnerships controlled predominantly by members of the family of Edward C. Johnson 3d, Chairman of FMR LLC and FIL, or trusts for their benefit, own shares of FIL voting stock. While the percentage of total voting power represented by these shares may fluctuate as a result of changes in the total number of shares of FIL voting stock outstanding from time to time, it normally represents more than 25% and less than 50% of the total votes which may be cast by all holders of FIL voting stock. FMR LLC and FIL are separate and independent corporate entities, and their Boards of Directors are generally composed of different individuals

(5)	Derived from Schedule 13G filed on February 9, 2012. The Schedule 13G reported that The Vanguard Group held sole voting power over 96,734 shares, sole dispositive power over 3,488,674 shares and shared dispositive power over 96,734 shares.

(6)	Derived from Schedule 13G filed on February 7, 2011. The Schedule 13G reported the following:

•

Artisan Partners Limited Partnership (“Artisan Partners”), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 3,351,223 shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

•	Artisan Investments GP LLC, the sole general partner of Artisan Partners, is deemed to be the beneficial owner of 3,351,223 shares.

•	Artisan Partners Holdings LP (“Artisan Holdings”), the sole limited partner of Artisan Partners, is deemed to be the beneficial owner of 3,351,223 shares.

•	Artisan Investment Corporation (“Artisan Corp.”), the sole general partner of Artisan Holdings, is deemed to be the beneficial owner of 3,351,223 shares.

•	ZFIC, Inc. (“ZFIC”), the sole stockholder of Artisan Corp., is deemed to be the beneficial owner of 3,351,223 shares.

•	Andrew A. Ziegler and Carlene M. Ziegler, the principal stockholders of ZFIC, are deemed to be the beneficial owners of 3,351,223 shares.

The Schedule 13G reported shared voting power over 3,204,823 shares and shared dispositive power over 3,351,223 shares.

(7)	Derived from Schedule 13D filed on January 30, 2012.

•

Starboard Value and Opportunity Master Fund Ltd, a Cayman Islands exempted company (“Starboard V&O Fund”), is the beneficial owner of 1,784,358 shares. Starboard V&O Fund had sole power to vote and to dispose of 1,784,358 shares.

•

Starboard Value and Opportunity S LLC, a Delaware limited liability company (“Starboard LLC”), is the beneficial owner of 604,951 shares. Starboard LLC had sole power to vote and to dispose of 604,951 shares.

•

Starboard Value LP (“Starboard Value LP”), as the investment manager of Starboard V&O Fund and of a certain managed account (the “Starboard Value LP Account”) and the manager of Starboard LLC, is deemed to be the beneficial owner of 3,235,000 shares. Starboard Value LP had sole power to vote and to dispose of 3,235,000 shares.

•

Starboard Value GP LLC (“Starboard Value GP”), as the general partner of Starboard Value LP, is deemed to be the beneficial owner of 3,235,000 shares. Starboard Value GP had sole power to vote and to dispose of 3,235,000 shares.

•

Starboard Principal Co LP (“Principal Co”), as a member of Starboard Value GP, is deemed to be the beneficial owner of 3,235,000 shares. Principal Co had sole power to vote and to dispose of 3,235,000 shares.

•

Starboard Principal Co GP LLC (“Principal GP”), as the general partner of Principal Co, is deemed to be the beneficial owner of 3,235,000 shares. Principal GP had sole power to vote and to dispose of 3,235,000 shares.

•

Jeffrey C. Smith, as a member of Principal GP and as a member of each of the Management Committee of Starboard Value GP and the Management Committee of Principal GP, is deemed to be the beneficial owner of 3,235,000 shares. Smith had sole power to vote and to dispose of 3,235,000 shares.

•

Mark Mitchell, as a member of Principal GP and as a member of each of the Management Committee of Starboard Value GP and the Management Committee of Principal GP, is deemed to be the beneficial owner of 3,235,000 shares. Mitchell had sole power to vote and to dispose of 3,235,000 shares.

•

Peter A. Feld, as a member of Principal GP and as a member of each of the Management Committee of Starboard Value GP and the Management Committee of Principal GP, is deemed to be the beneficial owner of 3,235,000 shares. Feld had sole power to vote and to dispose of 3,235,000 shares.

(8)	Derived from Schedule 13D/A filed on March 14, 2012. The Schedule 13D/A reported that Praesidium, in its capacity as investment manager to certain managed accounts and investment fund vehicles on behalf of investment advisory clients, has sole power to vote 3,069,556 shares and sole power to dispose of 3,272,237 shares. Kevin Oram and Peter Uddo, as managing members of Praesidium, may be deemed to control Praesidium.

(9)	Includes 91,993 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 29, 2012 and 5,166 shares issuable upon vesting of RSUs that will vest within 60 days of February 29, 2012.

(10)	Includes 50,000 shares issuable upon vesting of RSUs that will vest within 60 days of February 29, 2012.

(11)	Includes 72,378 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 29, 2012 and 16,420 fully vested deferred stock units.

(12)	Includes 9,043 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 29, 2012 and 901 fully vested deferred stock units.

(13)	Includes 142,199 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 29, 2012 and 5,150 shares issuable upon vesting of RSUs that will vest within 60 days of February 29, 2012.

(14)	Includes 1,250 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 29, 2012 and 4,630 fully vested deferred stock units.

(15)	Includes 56,705 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 29, 2012 and 19,483 fully vested deferred stock units.

(16)	Includes 45,878 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 29, 2012 and 5,547 fully vested deferred stock units.

(17)	On January 9, 2012, Mr. Larsen’s employment with our company terminated. Included in Mr. Larsen’s total beneficial ownership are 137,732 shares issuable upon the exercise of outstanding and vested options as of January 9, 2012.

(18)	Includes 213,769 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 29, 2012 and 7,110 fully vested deferred stock units.

(19)	Includes 15,069 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 29, 2012 and 2,410 fully vested deferred stock units.

(20)	On December 9, 2011, Mr. Reidy’s employment with our company terminated. Included in Mr. Reidy’s total beneficial ownership are 775,891 shares issuable upon the exercise of outstanding and vested options as of December 9, 2011.

(21)	Includes 49,762 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 29, 2012 and 10,333 shares issuable upon vesting of RSUs that will vest within 60 days of February 29, 2012. On March 23, 2012, Mr. Wagner’s employment with our company terminated.

(22)	Includes 1,853,217 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 29, 2012, 40,496 shares issuable upon vesting of RSUs that will vest within 60 days of February 29, 2012 and 56,501 fully vested deferred stock units.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2011 is as follows:

(In thousands, except per share data)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
Equity compensation plans approved by shareholders (1)	5,587	(2)	$19.39	6,349	(3)
Equity compensation plans not approved by shareholders (4)	2,156		20.75	668

Total	7,743		$19.77	7,017

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

(4) Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.

We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of NASDAQ. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer would be eligible to receive an award under the 2004 Plan only as an inducement to join us. Awards under the 2002 Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 11,250,000 shares are issuable under the two plans, of which 668,000 shares are available for future issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to the Audit Committee Charter, which can be found at www.progress.com, the Audit Committee is responsible for the review and approval of related person transactions. A related person is a director, executive officer, nominee for director or certain shareholders of our company since the beginning of the last fiscal year and their respective immediate family members. A related person transaction is a transaction involving: (1) our company and any related person when the amount involved exceeds $120,000, and (2) the related person has a material direct or indirect interest.

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

Transactions with Related Persons

We have a contract with Salesforce.com, pursuant to which we purchased software and services relating to Salesforce.com’s customer relationship management product, through which we record, track, manage, analyze and share information regarding our sales, customer service and support, and marketing operations. During fiscal year 2011, we paid approximately $2,472,621 to Salesforce.com. Craig Conway, the brother of Gary Conway, our Senior Vice President and Chief Marketing Officer, is a member of the Board of Directors of Salesforce.com. We entered into the contract with Salesforce.com prior to Mr. Conway joining our company.

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

Independence of Members of our Board of Directors

Our Board of Directors has determined that all of our current directors except Mr. Bycoff (who was our Executive Chairman until April 2011) and Mr. Bhatt (our President and Chief Executive Officer) are independent within the meaning of the director independence standards of NASDAQ and the applicable rules of the SEC. In making this determination, our Board solicited information from each of the directors regarding whether that director, or any member of his immediate family, had a direct or indirect material interest in any transactions involving our company, was involved in a debt relationship with our company or received personal benefits outside the scope of the director’s normal compensation. Our Board of Directors considered the responses of the directors, and independently considered the commercial agreements, acquisitions and other material transactions entered into by us during fiscal year 2011, and determined that none of our non-employee directors had a material interest in those transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Selection of Independent Registered Public Accounting Firm

The Audit Committee has selected the firm of Deloitte & Touche LLP, independent registered public accounting firm, to serve as our independent registered public accounting firm for the fiscal year ending November 30, 2012.

Independent Registered Public Accounting Firm Fees

Aggregate fees billed to us for services performed for the fiscal years ended November 30, 2011 and November 30, 2010 by our independent registered public accounting firm, Deloitte & Touche LLP, were as follows:

	Fiscal Year 2011	Fiscal Year 2010
Audit Fees (1)	$2,420,353	$1,992,608
Tax Fees (2)	1,116,243	1,481,743
Audit-Related Fees	—	—
All Other Fees	—	—

(1)	Represents fees billed for each of the last two fiscal years for professional services rendered for the audit of our annual financial statements included in Form 10-K and reviews of financial statements included in our interim filings on Form 10-Q, as well as statutory audit fees related to our wholly-owned foreign subsidiaries. In accordance with the policy on Audit Committee pre-approval, 100% of audit services provided by the independent registered public accounting firm are pre-approved.

(2)	Includes fees primarily for tax compliance, tax advice and tax planning (domestic and international). In accordance with the policy on Audit Committee pre-approval, 100% of tax services provided by the independent registered public accounting firm are pre-approved.

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

3.1+	Restated Articles of Organization, as amended

3.2	By-Laws, as amended and restated (1)

4.1+	Specimen certificate for the Common Stock

10.1*	1992 Incentive and Nonqualified Stock Option Plan (2)

10.2*	1994 Stock Incentive Plan (3)

10.3*	1997 Stock Incentive Plan, as amended and restated (4)

10.4*	Employee Retention and Motivation Agreement as amended and restated, executed by each of the Executive Officers (other than the Chief Executive Officer) (5)

10.5*	2002 Nonqualified Stock Plan, as amended and restated (6)

10.6*	2004 Inducement Stock Plan, as amended and restated (7)

10.7*	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (8)

10.8*	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated (9)

10.9*	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (10)

10.10*	Progress Software Corporation Corporate Executive Bonus Plan (11)

10.11*	Progress Software Corporation 2011 Fiscal Year Non-Employee Directors Compensation Program (12)

10.12*	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (13)

10.13*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant) (14)

10.14*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant) (15)

10.15.1*	Employment Letter Agreement, dated May 12, 2009, by and between Progress Software Corporation and Barry N. Bycoff regarding the terms of Mr. Bycoff’s employment as Executive Chairman of the Board of Directors of Progress Software Corporation (16)

10.15.2*	Letter Agreement, dated January 15, 2010, by and between Progress Software Corporation and Barry N. Bycoff regarding the extension of Mr. Bycoff’s employment as Executive Chairman of the Board of Directors of Progress Software Corporation (17)

10.16*	Employment Letter, dated as of May 12, 2009, between Progress Software Corporation and Richard D. Reidy (18)

10.17*	Amended and Restated Employee Retention and Motivation Agreement, dated as of October 13, 2009, by and between Progress Software Corporation and Richard D. Reidy (19)

10.18*	Severance Agreement, dated as of October 13, 2009, between Progress Software Corporation and Richard D. Reidy (20)

10.18.1*	Letter Agreement, dated July 31, 2011, amending Separation Agreement, dated as of October 13, 2009, between Progress Software Corporation and Richard D. Reidy (21)

10.19*	Separation Agreement, dated as of June 30, 2009, between Progress Software Corporation and Joseph W. Alsop (22)

10.20*	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (23)

10.21*	Separation Agreement, dated as of March 31, 2010, between Progress Software Corporation and Jeffrey Stamen (24)

10.22*	Employment Letter, dated as of October 15, 2010, by and between Progress Software Corporation and Charles F. Wagner, Jr. (25)

10.23*	Letter Agreement, dated November 12, 2010, by and between Progress Software Corporation and Norman R. Robertson (26)

10.24*	Employment Agreement, dated as of December 5, 2011, by and between Progress Software Corporation and Jay H. Bhatt (27)

10.25*	Employee Retention and Motivation Agreement, dated as of December 5, 2011, by and between Progress Software Corporation and Jay H. Bhatt (28)

10.26*	Form of Executive Severance Agreement, executed by each of the Executive Officers other than the Chief Executive Officer (29)

10.27+	Credit Agreement, dated as of August 15, 2011, by and among Progress Software Corporation, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and RBS Citizens, N.A., as Syndication Agents, and J.P. Morgan Securities LLC, as Sole Bookrunner and Sole Lead Arranger (30)

21.1+	List of Subsidiaries of the Registrant

23.1+	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (Filed as Exhibit 23.1 to the Original Form 10-K, dated January 30, 2012)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer

32.1+	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement in which an executive officer or director of Progress Software participates.
+	Previously filed
(1)	Incorporated by reference to Exhibit 3.1 of Form 8-K filed September 22, 2008.
(2)	Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended November 30, 2009.
(3)	Incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended November 30, 2009.
(4)	Incorporated by reference to Appendix B to our definitive Proxy Statement filed March 27, 2007.
(5)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 6, 2009.
(6)	Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.
(7)	Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.
(8)	Incorporated by reference to Annex B to our definitive Proxy Statement filed March 26, 2010.
(9)	Incorporated by reference to Annex A to our definitive Proxy Statement filed March 26, 2010.
(10)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 28, 2008.
(11)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2007.
(12)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 3, 2011.

(13)	Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 28, 2008
(14)	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 28, 2008.
(15)	Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 28, 2008.
(16)	Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.
(17)	Incorporated by reference to Exhibit 10.16.2 to our Annual Report on Form 10-K for the year ended November 30, 2009.
(18)	Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.
(19)	Incorporated by reference to Exhibit 10.2 of Form 8-K/A filed on October 19, 2009.
(20)	Incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on October 19, 2009.
(21)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 1, 2011.
(22)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended August 30, 2009.
(23)	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended November 30, 2009
(24)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.
(25)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2010.
(26)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 12, 2010.
(27)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 28, 2011.
(28)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 28, 2011.
(29)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 8, 2011.
(30)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 18, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2012.

PROGRESS SOFTWARE CORPORATION

By:	/s/ Jay H. Bhatt
Jay H. Bhatt
President and Chief Executive Officer