Form 10-Q
period 2012-02-29
PROGRESS SOFTWARE CORP /MA
filed 2012-04-09
CIK 876167

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated file	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 30, 2012, there were 62,847,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION

FORM 10-Q

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(in thousands, except share data)	February 29, 2012	November 30, 2011
Assets
Current assets:
Cash and cash equivalents	$231,695	$161,095
Short-term investments	83,469	100,321

Total cash, cash equivalents and short-term investments	315,164	261,416

Accounts receivable (less allowances of $2,879 in 2012 and $6,683 in 2011)	102,645	110,927
Other current assets	22,845	21,143
Deferred tax assets	11,062	14,291

Total current assets	451,716	407,777

Property and equipment, net	68,048	66,206
Intangible assets, net	58,882	64,408
Goodwill	263,283	263,239
Deferred tax assets	27,609	24,514
Investments in auction rate securities	33,343	33,539
Other assets	5,999	5,627

Total assets	$908,880	$865,310

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$174	$357
Accounts payable	6,268	7,039
Accrued compensation and related taxes	29,878	31,245
Income taxes payable	7,983	11,412
Other accrued liabilities	39,230	35,728
Short-term deferred revenue	162,552	145,727

Total current liabilities	246,085	231,508

Long-term deferred revenue	5,069	6,619
Deferred tax liabilities	1,581	1,533
Other noncurrent liabilities	2,715	3,350
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 62,702,462 shares in 2012 and 61,788,629 shares in 2011	329,405	309,221
Retained earnings, including accumulated other comprehensive loss of $9,600 in 2012 and $13,056 in 2011	324,025	313,079

Total shareholders’ equity	653,430	622,300

Total liabilities and shareholders’ equity	$908,880	$865,310

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income

	Three Months Ended
(In thousands, except per share data)	February 29, 2012	February 28, 2011
Revenue:
Software licenses	$41,492	$51,336
Maintenance and services	82,934	82,901

Total revenue	124,426	134,237

Costs of revenue:
Cost of software licenses	2,288	2,381
Cost of maintenance and services	19,380	17,768
Amortization of acquired intangibles	3,734	3,975

Total costs of revenue	25,402	24,124

Gross profit	99,024	110,113

Operating expenses:
Sales and marketing	47,247	44,698
Product development	22,395	20,859
General and administrative	15,452	11,852
Amortization of acquired intangibles	1,821	2,274
Restructuring expense	—	2,114
Acquisition-related expenses	215	—

Total operating expenses	87,130	81,797

Income from operations	11,894	28,316

Other income (expense):
Interest income and other	592	588
Foreign currency loss, net	(322)	(627)

Total other income (expense), net	270	(39)

Income before provision for income taxes	12,164	28,277

Provision for income taxes	4,675	7,756

Net income	$7,489	$20,521

Earnings per share:
Basic	$0.12	$0.31
Diluted	$0.12	$0.29
Weighted average shares outstanding:
Basic	62,145	66,986
Diluted	63,130	69,659

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net income	$7,489	$20,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,336	2,212
Amortization of acquired intangibles and other	6,226	6,249
Stock-based compensation	7,091	4,184
Deferred income taxes	589	(187)
Tax benefit from stock plans	275	3,361
Excess tax benefit from stock plans	(705)	(2,723)
Allowances for accounts receivable	200	—
Changes in operating assets and liabilities:
Accounts receivable	9,307	17,667
Other assets	103	506
Accounts payable and accrued liabilities	(3,195)	(22,861)
Income taxes payable and uncertain tax positions	(4,382)	3,650
Deferred revenue	13,195	17,651

Net cash flows from operating activities	38,529	50,230

Cash flows from investing activities:
Purchases of investments	(6,623)	(26,285)
Sales and maturities of investments	27,195	3,430
Redemptions at par by issuers of auction rate securities	225	200
Purchases of property and equipment	(3,942)	(3,352)
(Increase) decrease in other noncurrent assets	(350)	65

Net cash flows from investing activities	16,505	(25,942)

Cash flows from financing activities:
Issuance of common stock	13,973	18,857
Withholding tax payments related to net issuance of restricted stock units	(884)	—
Repurchase of common stock	—	(24,977)
Excess tax benefit from stock plans	705	2,723
Payment of long-term debt	(183)	(86)

Net cash flows from financing activities	13,611	(3,483)

Effect of exchange rate changes on cash	1,955	4,784

Net increase in cash and equivalents	70,600	25,589

Cash and cash equivalents, beginning of period	161,095	286,559

Cash and cash equivalents, end of period	$231,695	$312,148

Supplemental disclosure:
Cash paid for income taxes, net of refunds of $127 in 2012 and $3,582 in 2011	$7,717	$37

See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The adoption of ASU 2011-08 is not anticipated to have any impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. The adoption of ASU 2011-05 and ASU 2011-12 is not anticipated to have any impact on our financial position or results of operations.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and trading and available-for-sale investments at February 29, 2012 is as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$199,407	$—	$—	$199,407
Money market funds	32,288	—	—	32,288
State and municipal bond obligations	77,955	329	(5)	78,279
Auction rate securities – municipal bonds	27,175	—	(4,209)	22,966
Auction rate securities – student loans	12,500	—	(2,123)	10,377
Corporate bonds	5,191	—	(1)	5,190

Total	$354,516	$329	$(6,338)	$348,507

A summary of our cash, cash equivalents and trading and available-for-sale investments at November 30, 2011 is as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$134,890	$—	$—	$134,890
Money market funds	24,220	—	—	24,220
State and municipal bond obligations	84,193	221	(16)	84,398
Brazilian mutual funds	15,346	—	—	15,346
Auction rate securities – municipal bonds	27,200	—	(4,269)	22,931
Auction rate securities – student loans	12,700	—	(2,092)	10,608
Corporate bonds	2,562	—	—	2,562

Total	$301,111	$221	$(6,377)	$294,955

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	February 29, 2012			November 30, 2011
	Cash and Equivalents	Short-Term Investments	Long-Term Investments	Cash and Equivalents	Short-Term Investments	Long-Term Investments
Cash	$199,407	$—	$—	$134,890	$—	$—
Money market funds	32,288	—	—	24,220	—	—
State and municipal bond obligations	—	78,279	—	1,985	82,413	—
Brazilian mutual funds	—	—	—	—	15,346	—
Auction rate securities – municipal bonds	—	—	22,966	—	—	22,931
Auction rate securities – student loans	—	—	10,377	—	—	10,608
Corporate bonds	—	5,190	—	—	2,562	—

Total	$231,695	$83,469	$33,343	$161,095	$100,321	$33,539

As of February 29, 2012, we have included in other accrued liabilities an amount of $2.8 million representing certain unsettled trades of state and municipal bond obligations included in short-term investments.

For each of the auction rate securities (ARS), we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our noncurrent ARS investments is $33.3 million and $33.5 million at February 29, 2012 and November 30, 2011, respectively. The temporary impairment recorded in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $6.3 million and $6.4 million at February 29, 2012 and November 30, 2011, respectively.

We will not be able to access the funds associated with our ARS investments until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the condensed consolidated balance sheets at February 29, 2012 and November 30, 2011. However, based on our cash, cash equivalents and short-term investments balance of $315.2 million, expected operating cash flows and our revolving credit facility, we do not anticipate that the lack of liquidity associated with these ARS will adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.

The fair value of debt securities by contractual maturity is as follows (in thousands):

	February 29, 2012	November 30, 2011
Due in one year or less (1)	$83,475	$104,620
Due after one year	33,337	31,225

Total	$116,812	$135,845

(1)	Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 12 to 31 years.

Investments with continuous unrealized losses and their related fair values are as follows at February 29, 2012 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bond obligations	$9,347	$(5)	$—	$—	$9,347	$(5)
Auction rate securities – municipal bonds	—	—	22,966	(4,209)	22,966	(4,209)
Auction rate securities – student loans	—	—	10,377	(2,123)	10,377	(2,123)
Corporate bonds	3,853	(1)			3,853	(1)

Total	$13,200	$(6)	$33,343	$(6,332)	$46,543	$(6,338)

Investments with continuous unrealized losses and their related fair values are as follows at November 30, 2011 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bond obligations	$24,585	$(16)	$—	$—	$24,585	$(16)
Auction rate securities – municipal bonds	—	—	22,931	(4,269)	22,931	(4,269)
Auction rate securities – student loans	—	—	10,608	(2,092)	10,608	(2,092)

Total	$24,585	$(16)	$33,539	$(6,361)	$58,124	$(6,377)

The unrealized losses associated with state and municipal bond obligations and corporate bonds are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of February 29, 2012.

Note 3: Derivative Instruments

We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. All foreign currency option contracts are recorded at fair value in other current assets on the condensed consolidated balance sheets at the end of each reporting period and expire within one year. In the first quarter of fiscal 2011, mark-to-market losses of $0.5 million on foreign currency option contracts were recorded in other income in the condensed consolidated statement of income. We did not hold any option contracts in the first quarter of fiscal 2012.

We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the condensed consolidated balance sheets at the end of each reporting period and expire within 90 days. In the first quarter of fiscal 2012 and 2011, realized and unrealized losses of $2.2 million and $0.5 million, respectively, from our forward contracts were recognized in other income in the condensed consolidated statements of income. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	February 29, 2012		November 30, 2011
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$1,160	$(2)	$2,180	$(54)
Forward contracts to purchase U.S. dollars	56,890	108	36,275	106

Total	$58,050	$106	$38,455	$52

Note 4: Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets at February 29, 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$32,288	$32,288	$—	$—
State and municipal bond obligations	78,279	—	78,279	—
Auction rate securities – municipal bonds	22,966	—	—	22,966
Auction rate securities – student loans	10,377	—	—	10,377
Corporate bonds	5,190	—	5,190	—
Foreign exchange derivatives	106	—	106	—

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2011 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$24,220	$24,220	$—	$—
State and municipal bond obligations	84,398	—	84,398	—
Brazilian mutual funds	15,346	15,346	—	—
Auction rate securities – municipal bonds	22,931	—	—	22,931
Auction rate securities – student loans	10,608	—	—	10,608
Corporate bonds	2,562	—	2,562	—
Foreign exchange derivatives	52	—	52	—

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

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for each period presented (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Balance, beginning of period	$33,539	$39,643
Redemptions and repurchases	(225)	(200)
Unrealized gains included in accumulated other comprehensive loss	29	396

Balance, end of period	$33,343	$39,839

Note 5: Goodwill

During the first quarter of fiscal 2012, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2011. For purposes of the annual impairment test, we assigned goodwill of $61.1 million to the Application Development Platforms segment, $101.7 million to the Enterprise Business Solutions segment and $100.4 million to the Enterprise Data Solutions segment. We valued our reporting units for purposes of the goodwill impairment test using a market and income approach, and all of our reporting units had an estimated fair value that was in excess of the carrying value. The change in value of our goodwill since November 30, 2011 is the result of foreign currency translations. Through the date and time our condensed consolidated financial statements were issued, no triggering events have occurred that would indicate a potential impairment of goodwill exists in any of our operating segments.

Note 6: Business Combinations

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

The preliminary allocation of the purchase price is as follows (in thousands):

	Total	Life
Accounts receivable	$835
Property and equipment	112
Other assets	125
Acquired intangible assets	4,910	3 to 7 years
Goodwill	24,842
Accounts payable and other liabilities	(2,471)
Deferred tax liability	(1,814)
Deferred revenue	(3,639)

Net cash paid	$22,900

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $24.8 million of goodwill, which is not deductible for tax purposes. The valuation of acquired tax assets and liabilities is preliminary. We are in the process of investigating the facts and circumstances existing as of the acquisition date in order to finalize our valuation and establish the related recoverable deferred taxes.

We have not disclosed the amount of revenues and earnings of Corticon since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

Note 7: Line of Credit

Our credit facility provides for a revolving line of credit in the amount of $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $20.0 million. The credit facility also permits us to increase the revolving line of credit by up to an additional $75.0 million subject to receiving further commitments from lenders and certain other conditions. As of February 29, 2012, there were no amounts outstanding under the revolving line and $0.2 million of letters of credit.

Note 8: Contingencies

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material effect on our financial position or results of operations.

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

In May 2010, we filed a response to this complaint in which we denied all claims. The discovery phase of this litigation was completed in November 2011 and trial was scheduled to begin on January 9, 2012. However, on December 2, 2011, the court issued a so-called Markman ruling, in which certain disputes were resolved regarding interpretations of the patent. In this ruling, the court agreed with us on a key issue which we believed would severely impair the plaintiff’s claims. On December 8, 2011, the court issued an order staying the case until February 1, 2012 and gave JuxtaComm until February 1, 2012 to articulate an alternative theory and postponed the trial to an unspecified future date to fall in the second or third quarter of 2012.

In February 2012, we began settlement discussions with JuxtaComm and, in March 2012, the matter was settled upon our payment of $0.9 million. The Company received a release and discharge of any past damages related to potential infringement of the subject patent and a non-exclusive, non-transferable, fully paid, worldwide, perpetual license covering all future uses of the subject patent within our products. We recorded the settlement in the first quarter of fiscal 2012 as general and administrative expense in the condensed consolidated statement of income.

Note 9: Common Stock Repurchases

We purchased and retired 847,000 shares of our common stock for $25.0 million in the first quarter of fiscal 2011. No amounts were purchased in the first quarter of fiscal 2012 as no amounts are remaining under our previously authorized share repurchase programs.

Note 10: Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four or five years for options and three years for restricted stock units and restricted stock awards.

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of income (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Cost of software licenses	$3	$6
Cost of maintenance and services	585	217
Sales and marketing	2,134	1,290
Product development	1,945	1,269
General and administrative	2,424	1,402

Total stock-based compensation	$7,091	$4,184

During the first quarter of fiscal 2012, the employment of one of our executives terminated. As part of a pre-existing separation agreement, the executive was entitled to accelerated vesting of certain stock-based awards. Due to the separation and accelerated vesting, we recognized additional stock-based compensation of $0.6 million in the first quarter of fiscal 2012.

Note 11: Comprehensive Income

The components of comprehensive income include, in addition to net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Net income	$7,489	$20,521
Foreign currency translation adjustments	3,033	3,964
Unrealized gains on investments	423	403

Total comprehensive income	$10,945	$24,888

Note 12: Restructuring Charges

During the first and third quarters of fiscal 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and acquisitions. We reduced our global workforce primarily within the development, sales and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The total costs of the fiscal 2010 restructurings primarily relate to employee severance and excess facilities expenses. The excess facilities and other costs represent facilities costs for unused space and termination costs for automobile leases of employees included in the workforce reduction.

As part of these restructuring activities, we have recorded cumulative expenses totaling $44.6 million, of which $9.3 million represents excess facilities and other costs and $35.3 million represents employee severances and related benefits. There were no charges to restructuring expense in the first quarter of fiscal 2012 and we do not expect to incur additional expenses related to these activities. The expenses are recorded as restructuring expense in the condensed consolidated statements of income.

A summary of activity for the restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2011	$4,913	$698	$5,611
Cash disbursements	(651)	(179)	(830)
Translation adjustments and other	326	—	326

Balance, February 29, 2012	$4,588	$519	$5,107

Cash disbursements for excess facilities costs are presented net of proceeds received from sublease agreements. The balance of the excess facilities and related costs is expected to be paid over a period of time ending in fiscal 2013. The balance of the employee severance and related benefits is expected to be paid over a period of time ending in December 2012.

The short-term portion of the restructuring reserve of $3.7 million is included in other accrued liabilities and the long-term portion of $1.4 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at February 29, 2012.

Note 13: Income Taxes

Our income tax provision for the first quarter of fiscal 2012 and 2011 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The research and development credit was retroactively reinstated in December 2010. As a result, in the first quarter of fiscal 2011 we recorded a tax benefit of $2.0 million related to qualifying research and development activities for the period from January 2010 to November 2010. In fiscal 2012 there is a reduced expectation for research and development credits as the credit provisions in the tax code expired at the end of December 2011.

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

Tax authorities for certain non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits, none of which are material to our condensed consolidated balance sheets, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal 2006.

We believe that we have adequately provided for any reasonably foreseeable outcomes related to our tax audits and that any settlement will not have a material effect on our financial position or results of operations. However, there can be no assurances as to the possible outcomes.

Note 14: Earnings Per Share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, restricted stock units and deferred stock units, using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis (in thousands, expect per share data):

	Three Months Ended
	February 29, 2012	February 28, 2011
Net income	$7,489	$20,521

Weighted average shares outstanding	62,145	66,986
Dilutive impact from common stock equivalents	985	2,673

Diluted weighted average shares outstanding	63,130	69,659

Basic earnings per share	$0.12	$0.31

Diluted earnings per share	$0.12	$0.29

We excluded stock awards representing approximately 4,319,000 shares and 291,000 shares of common stock from the calculation of diluted earnings per share in the first quarter of fiscal 2012 and 2011, respectively, because these awards were anti-dilutive.

Note 15: Segment Information

Operating segments, as defined under GAAP, are components of an enterprise about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. We internally report results to our chief operating decision maker on both a product group basis and a functional basis. Our product groups represent our reportable segments for financial reporting purposes. However, our organization is managed primarily on a functional basis. We assign dedicated costs and expenses, primarily costs of revenue and product development, directly to each segment and utilize an allocation methodology to assign all other costs and expenses, primarily sales and marketing and general and administrative, to each segment. A significant portion of the total costs and expenses assigned to each segment are allocated. Our chief operating decision maker is our Chief Executive Officer.

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

The following table provides revenue and income (loss) from operations for our reportable segments on an interim basis (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
Revenue:
Application Development Platform segment	$75,569	$79,077
Enterprise Business Solutions segment	30,894	37,127
Enterprise Data Solutions segment	17,963	18,033

Total revenue	$124,426	$134,237

Income (loss) from operations:
Application Development Platform segment	$41,781	$46,656
Enterprise Business Solutions segment	(20,666)	(6,881)
Enterprise Data Solutions segment	5,012	1,512
Unallocated items:
Amortization of acquired intangibles	(5,555)	(6,249)
Stock-based compensation	(7,091)	(4,184)
Transition expenses	—	(424)
Restructuring expenses	—	(2,114)
Acquisition-related expenses	(215)	—
Litigation settlement	(900)	—
Proxy-related costs	(472)	—

Total income (loss) from operations	$11,894	$28,316

Unallocated items are excluded from segment income (loss) from operations as such amounts are not deducted from internal measurements of income (loss) from operations, and are not allocated to our reportable segments. In the first quarter of fiscal 2012, we eliminated our internal reporting use of purchase accounting adjustments for deferred revenue related to acquisitions, which had the impact of decreasing segment revenue and income (loss) from operations reported in the prior fiscal period presented. We have revised the prior periods presented to reflect this change.

In the following table, revenue attributed to North America includes sales to customers in the U.S. and Canada and licensing to certain multinational organizations, substantially all of which is invoiced from the U.S. Revenue from Europe, Middle East and Africa (EMEA), Latin America and Asia Pacific includes shipments to customers in each region, not including certain multinational organizations, plus export shipments into each region that are billed from the U.S. Information relating to revenue from external customers from different geographical areas is as follows (in thousands):

	Three Months Ended
	February 29, 2012	February 28, 2011
North America	$60,067	$64,478
EMEA	44,417	51,415
Latin America	9,329	9,159
Asia Pacific	10,613	9,185

Total revenue	$124,426	$134,237

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are various factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: the receipt and shipment of new orders; the timely release and market acceptance of new products and/or enhancements to our existing products; the growth rates of certain market segments; the positioning of our products in those market segments; the customer demand and acceptance of any new product initiative; variations in the demand for professional services and technical support; pricing pressures and the competitive environment in the software industry; the continued uncertainty in the U.S. and international economies, which could result in fewer sales of our products and may otherwise harm our business; business and consumer use of the Internet; our ability to complete and integrate acquisitions; our ability to realize the expected benefits and anticipated synergies from acquired businesses; our ability to penetrate international markets and manage our international operations; the results of the comprehensive evaluation of our strategy and operations we are currently undertaking, including any disruption to our business, employees, customers and the manner in which we finance our operations; and those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

Use of Constant Currency

Revenue from our international operations has historically been a significant portion of our total revenue. As a result, our revenue results have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of revenue growth rates on a constant currency basis helps improve the ability to understand our revenue results and evaluate our performance in comparison to prior periods. The constant currency information presented is calculated by translating current period results using prior period weighted average foreign currency exchange rates. These results should be considered in addition to, not as a substitute for, results reported in accordance with accounting principles generally accepted in the United States of America (GAAP).

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

We are currently undergoing a comprehensive evaluation of the company. This evaluation may result in actions with respect to the company’s strategy, product portfolio, expense run rate and capital allocation. Some or all of these actions could cause significant disruption to our business, employees, customers and the manner in which we finance our operations.

During fiscal 2011 and the first quarter of fiscal 2012, we continued to invest significantly in the Progress RPM suite, which is the integration of products within our Enterprise Business Solutions segment, and is designed to enable businesses to gain visibility into critical processes, immediately respond to events and continuously improve business performance through the Progress Control Tower, a unified interactive environment.

During fiscal 2011 we made significant investments and changes in our global field organization, particularly within our direct field, professional services and marketing organizations, designed to enhance our solution selling capabilities and enable us to complete an increasing number of larger transactions. In the first quarter of fiscal 2012 we tightly controlled spending to protect our profitability.

The U.S. and many foreign economies continue to experience uncertainty driven by varying macroeconomic conditions. Although some of these economies have shown signs of improvement, macroeconomic recovery remains uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, including the European sovereign debt markets and volatility in various markets including the financial services sector. We have been adversely impacted by these conditions as some customers have delayed software investments in response to this macroeconomic uncertainty. The continuation of this climate could cause our customers to further delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us. We expect these macroeconomic conditions to continue in fiscal 2012, most particularly in Europe, the Middle East and Africa (EMEA).

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations.

We believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit line, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition

•	Allowance for doubtful accounts

•	Goodwill and intangible asset impairment

•	Income tax accounting

•	Stock-based compensation

•	Investments in debt securities

•	Restructuring charges

•	Business combinations

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

During the first quarter of fiscal 2012, there were no significant changes to our critical accounting policies and estimates. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2011 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Revenue		Percentage Change
	Three Months Ended
	February 29, 2012	February 28, 2011	2012 Compared to 2011
Revenue:
Software licenses	33%	38%	(19)%
Maintenance and services	67	62	—

Total revenue	100	100	(7)

Costs of revenue:
Cost of software licenses	2	2	(4)
Cost of maintenance and services	15	13	9
Amortization of acquired intangibles	3	3	(6)

Total costs of revenue	20	18	5

Gross profit	80	82	(10)

Operating expenses:
Sales and marketing	38	33	6
Product development	18	16	7
General and administrative	12	9	30
Amortization of acquired intangibles	2	2	(20)
Restructuring expenses	—	1	*
Acquisition-related expenses	—	—	—

Total operating expenses	70	61	7

Income from operations	10	21	(58)

Other income (expense)	—	—	*

Income before provision for income taxes	10	21	(57)

Provision for income taxes	4	6	(40)

Net income	6%	15%	(64)%

*	not meaningful

Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2012	February 28, 2011	As Reported	Constant Currency
License	$41,492	$51,336	(19)%	(19)%
Maintenance	72,296	71,079	2	2
Professional services	10,638	11,822	(10)	(10)

Total revenue	$124,426	$134,237	(7)%	(7)%

Total revenue decreased $9.8 million, or 7%, in the first quarter of fiscal 2012 as compared to the same quarter last year, primarily as a result of decreases in license revenue. During fiscal 2011, we focused on building the capacity and capabilities of our direct field organization, specifically in selling our Enterprise Business Solutions products. Benefits from these investments have been slow to materialize and the number of large deals in the first quarter of fiscal 2012 declined compared to the first quarter of fiscal 2011. Changes in prices from fiscal 2011 to 2012 did not have a significant impact on our revenue. Changes in foreign currency exchange rates had little overall impact on our reported first quarter revenues.

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2012	February 28, 2011	As Reported	Constant Currency
North America	$60,067	$64,478	(7)%	(7)%
As a percentage of total revenue	48%	48%
EMEA	$44,417	$51,415	(14)	(12)
As a percentage of total revenue	36%	38%
Latin America	$9,329	$9,159	2	6
As a percentage of total revenue	7%	7%
Asia Pacific	$10,613	$9,185	16	12
As a percentage of total revenue	9%	7%

Total revenue generated in North America decreased $4.4 million, or 7%, as compared to the same quarter last year and represented 48% of total revenue in the first quarter of fiscal 2012 and 2011. Total revenue generated in markets outside North America decreased $5.4 million, or 8%, in the first quarter of fiscal 2012 as compared to the same quarter last year, and represented 52% of total revenue in the first quarter of fiscal 2012 and 2011. Even if exchange rates had remained constant in the first quarter of fiscal 2012 as compared to the exchange rates in effect in the first quarter of fiscal 2011, total revenue generated in markets outside North America would still have represented 52% of total revenue. Revenue from two of the three major regions outside North America, consisting of Latin America and Asia Pacific, each increased in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, which was offset by a decrease in revenue from EMEA.

While changes in foreign exchange did not impact our overall reported first quarter of fiscal 2012 revenue, they did impact our geographic regions. In the first quarter of fiscal 2012, EMEA and Latin America revenues were hurt by weaker local currencies and the Asia Pacific region was helped by stronger local currencies.

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2012	February 28, 2011
Application Development Platform segment	$75,569	$79,077	(4)%
Enterprise Business Solutions segment	30,894	37,127	(17)
Enterprise Data Solutions segment	17,963	18,033	(1)

Total revenue	$124,426	$134,237	(7)%

On a segment basis, revenue from our Application Development Platform segment decreased $3.5 million, or 4%, in the first quarter of fiscal 2012 as compared to the same quarter last year. Revenue from our Enterprise Business Solutions segment decreased $6.2 million, or 17%, in the first quarter of fiscal 2012 as compared to the same quarter last year. Revenue from our Enterprise Data Solutions segment decreased $0.1 million, or 1%, in the first quarter of fiscal 2012 as compared to the same quarter last year.

During 2011, we invested significantly in our Enterprise Business Solutions segment to drive overall growth. However, we have experienced low sales productivity as we made changes in our direct sales organization throughout 2011, which continued into the first quarter of fiscal 2012. We have focused on improving the overall Enterprise Data Solutions business performance, with a specific emphasis on improving demand generation for our Connect product line, which was problematic throughout fiscal 2011. Due to a renewed sales and marketing focus and the closure of several larger OEM opportunities, Connect revenue increased in the first quarter of fiscal 2012. We anticipate continuing revenue fluctuations in the Enterprise Data Solutions segment quarter to quarter due to the dependence on larger deals throughout our OEM channel.

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2012	February 28, 2011
Direct end users	$16,739	$24,721	(32)%
Indirect users	24,753	26,615	(7)

Total software license revenue	$41,492	$51,336	(19)%

As a percentage of total revenue	33%	38%

Total software license revenue decreased $9.8 million, or 19%, in the first quarter of fiscal 2012 as compared to the same quarter last year. Software license revenue from direct end users decreased 32% and software license revenue from indirect partners, including application partners and OEMs, decreased 7% in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. Application partners accounted for 76% of OpenEdge software license revenue in the first quarter of fiscal 2012 as compared to 78% in the first quarter of fiscal 2011.

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2012	February 28, 2011
Maintenance	$72,296	$71,079	2%
Professional services	10,638	11,822	(10)

Total maintenance and services revenue	$82,934	$82,901	—%

As a percentage of total revenue	67%	62%

Maintenance and services revenue was relatively flat in the first quarter of fiscal 2012 as compared to the same quarter last year. Maintenance revenue increased 2% and professional services revenue decreased 10% in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.

Costs of Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2012	February 28, 2011
Cost of software licenses	$2,288	$2,381	(4)%
As a percentage of software license revenue	6%	5%
As a percentage of total revenue	2%	2%
Cost of maintenance and services	$19,380	$17,768	9
As a percentage of maintenance and services revenue	23%	21%
As a percentage of total revenue	15%	13%
Amortization of acquired intangibles	$3,734	$3,975	(6)
As a percentage of total revenue	3%	3%

Total costs of revenue	$25,402	$24,124	5%

As a percentage of total revenue	20%	18%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses decreased $0.1 million, or 4%, in the first quarter of fiscal 2012 as compared to the same quarter last year, and increased as a percentage of software license revenue from 5% to 6%. The decrease in the first quarter of fiscal 2012 was primarily due to lower royalty expense for products and technologies licensed or resold from third parties associated with lower license revenue. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services increased $1.6 million, or 9%, in the first quarter of fiscal 2012 as compared to the same quarter last year, and increased as a percentage of maintenance and services revenue from 21% to 23%. Cost of maintenance and services increased due to the increased investments in the infrastructure of our professional services organization.

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles decreased $0.2 million, or 6%, in the first quarter of fiscal 2012 as compared to the same quarter last year. The decrease was due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011	Percentage Change
Gross profit	$99,024	$110,113	(10)%
As a percentage of total revenue	80%	82%

Our gross profit decreased $11.1 million, or 10%, in the first quarter of fiscal 2012 as compared to the same quarter last year. Our gross profit as a percentage of total revenue decreased from 82% in the first quarter of fiscal 2011 compared to 80% in the first quarter of fiscal 2012. The decrease in our gross profit percentage in the first quarter of fiscal 2012 was due to the increase in cost of maintenance and services, partially offset by lower amortization expense of acquired intangibles, as described above.

Operating Expenses

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011	Percentage Change
Sales and marketing	$47,247	$44,698	6%
As a percentage of total revenue	38%	33%
Product development	$22,395	$20,859	7
As a percentage of total revenue	18%	16%
General and administrative	$15,452	$11,852	30
As a percentage of total revenue	12%	9%
Amortization of acquired intangibles	$1,821	$2,274	(20)
As a percentage of total revenue	2%	2%
Restructuring expenses	$—	$2,114	*
As a percentage of total revenue	0%	1%
Acquisition-related expenses	$215	$—	—
As a percentage of total revenue	0%	0%

Total operating expenses	$87,130	$81,797	7%

As a percentage of total revenue	70%	61%

Sales and marketing expenses increased $2.5 million, or 6%, in the first quarter of fiscal 2012 as compared to the same quarter last year, and increased as a percentage of total revenue from 33% to 38%. The increase in sales and marketing expenses in the first quarter of fiscal 2012 was due to costs associated with investments in the field organization in support of our industry vertical and solutions focus and $1.4 million of incremental compensation-related expenses due to the separation of one of our sales executives.

Product development expenses increased $1.5 million, or 7%, in the first quarter of fiscal 2012 as compared to the same quarter last year, and increased as a percentage of revenue from 16% to 18%. The increase in the first quarter of fiscal 2012 was primarily due to integration costs associated with our accelerated product integration strategy and higher compensation costs associated with higher headcount from the Corticon acquisition.

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased $3.6 million, or 30%, in the first quarter of fiscal 2012 as compared to the same quarter in the prior year, and increased as a percentage of revenue from 9% to 12%. The increase was primarily due to stock-based compensation costs associated with the hiring of a new Chief Executive Officer, proxy-related costs and a $0.9 million litigation settlement expected to be paid in the second quarter of 2012.

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles decreased $0.5 million, or 20%, in the first quarter of fiscal 2012 as compared to the same quarter last year. The decrease in the first quarter of fiscal 2012 was due to the completion of amortization of certain intangible assets acquired in prior years.

Restructuring expenses recorded in the first quarter of fiscal 2011 related to the restructuring activities occurring in 2010. There were no restructuring expenses in the first quarter of fiscal 2012.

Income (Loss) From Operations

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011	Percentage Change
Application Development Platform segment	$41,781	$46,656	(10)%
Enterprise Business Solutions segment	(20,666)	(6,881)	(200)
Enterprise Data Solutions segment	5,012	1,512	231
Unallocated items	(14,233)	(12,971)	(10)

Total income from operations	$11,894	$28,316	(58)%

As a percentage of total revenue	10%	21%

Income from operations decreased $16.4 million, or 58%, in the first quarter of fiscal 2012 as compared to the same quarter last year. The decrease in the first quarter of fiscal 2012 was primarily the result of higher revenue and costs savings in the first quarter of fiscal 2011, associated with our restructuring activities that occurred in the first and third quarters of 2010.

On a segment basis, operating income from our Application Development Platforms segment decreased $4.9 million, or 10%, in the first quarter of fiscal 2012 as compared to the same quarter last year. The operating loss from our Enterprise Business Solutions segment increased $13.8 million, or 200%, in the first quarter of fiscal 2012 as compared to the same quarter last year. The operating income from our Enterprise Data Solutions business unit increased $3.5 million, or 231%, in the first quarter of fiscal 2012 as compared to the same quarter last year. See further discussion of segment reporting in Note 15 of the condensed consolidated financial statements included in this report.

Other Income (Expense)

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011	Percentage Change
Interest income and other	$592	$588	1%
Foreign currency loss, net	(322)	(627)	*

Total other income (expense)	$270	$(39)	*

As a percentage of total revenue	0%	0%

Other income increased $0.3 million in the first quarter of fiscal 2012 as compared to the same quarter last year. The increase in the first quarter of fiscal 2012 was primarily due to the decrease in foreign currency losses.

Provision for Income Taxes

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011	Percentage Change
Provision for income taxes	$4,675	$7,756	(40)%
As a percentage of total revenue	4%	6%

Our effective tax rate was 38.4% in the first quarter of fiscal 2012 compared to 27.4% in the first quarter of fiscal 2011. The increase was primarily due to the reinstatement of the research and development credit in the U.S. in the first quarter of fiscal 2011. As a result, in the first quarter of fiscal 2011 we recorded a tax benefit of $2.0 million related to qualifying research and development activities from the period of January 2010 through November 2010. The increase is also due to a reduced expectation for research and development credits in fiscal 2012 as the credit provisions in the tax code expired at the end of December 2011.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	February 29, 2012	November 30, 2011
Cash and cash equivalents	$231,695	$161,095
Short-term investments	83,469	100,321

Total cash, cash equivalents and short-term investments	$315,164	$261,416

The increase of $53.7 million from the end of fiscal 2011 was primarily due to cash generated from operations and issuances of common stock upon exercise of stock options. There are no restrictions on our ability to access our cash, cash equivalents and short-term investments.

As of February 29, 2012, $180.4 million of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries. A portion of this amount relates to the net undistributed earnings of our foreign subsidiaries which are considered to be permanently reinvested, and as such, they are not available to fund our domestic operations. If we were to repatriate the earnings, they would be subject to taxation in the U.S., but would primarily be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

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

Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay, terminate or reduce the loan commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. The Credit Agreement contains customary affirmative and negative covenants. We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of February 29, 2012, there were no amounts outstanding under the revolving line and $0.2 million of letters of credit. We are in compliance with our covenants by a significant margin.

Auction Rate Securities

In addition to the $315.2 million of cash, cash equivalents and short-term investments, we had investments with a fair value of $33.3 million related to auction rate securities (ARS) that are classified as long-term investments. These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 12 to 31 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.

Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At February 29, 2012, our ARS investments classified as long-term investments totaled $39.7 million at par value. These ARS are classified as available-for-sale securities.

For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our non-current ARS investments is $33.3 million at February 29, 2012, and we have recorded a temporary impairment charge in accumulated other comprehensive loss of $6.3 million to reduce the value of our available-for-sale ARS investments.

We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on our condensed consolidated balance sheet at February 29, 2012. Based on our cash, cash equivalents and short-term investments balance of $315.2 million, expected operating cash flows and our revolving credit facility, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.

Cash Flows from Operating Activities

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011
Net income	$7,489	$20,521
Non-cash reconciling items included in net income	16,012	13,096
Changes in operating assets and liabilities	15,028	16,613

Net cash flows from operating activities	$38,529	$50,230

The decrease in cash generated from operations in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 was primarily due to lower profitability.

Our gross accounts receivable as of February 29, 2012 decreased by $12.1 million from the end of fiscal 2011, which included the write-off of receivables that had been previously reserved. Days sales outstanding (DSO) in accounts receivable increased year over year by 4 days to 74 days at the end of the first quarter of fiscal 2012 as compared to the end of the first quarter of fiscal 2011 and increased 1 day from the end of fiscal 2011. We target a DSO range of 60 to 80 days.

Cash Flows from Investing Activities

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011
Net investment activity	$20,797	$(22,655)
Purchases of property and equipment	(3,942)	(3,352)
Other investing activities	(350)	65

Net cash flows from investing activities	$16,505	$(25,942)

We purchased $3.9 million of property and equipment in the first quarter of fiscal 2012 as compared to $3.4 million in the first quarter of fiscal 2011. The purchases consisted primarily of computer equipment and software and building and leasehold improvements.

Cash Flows from Financing Activities

	Three Months Ended
(In thousands)	February 29, 2012	February 28, 2011
Issuance of common stock	$13,973	$18,857
Repurchase of common stock	—	(24,977)
Other financing activities	(362)	2,637

Net cash flows from financing activities	$13,611	$(3,483)

The Credit Agreement provides for a revolving line of credit in the amount of $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $20.0 million. The credit facility also permits us to increase the revolving line of credit by up to an additional $75.0 million subject to receiving further commitments from lenders and certain other conditions. As of February 29, 2012, there were no amounts outstanding under the revolving line and $0.2 million of letters of credit.

We purchased and retired 847,000 shares of our common stock for $25.0 million in the first quarter of fiscal 2011. No amounts were purchased in the first quarter of fiscal 2012 as no amounts are remaining under our previously authorized share repurchase programs.

We received $14.0 million in the first quarter of fiscal 2012 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $18.9 million in the first quarter of fiscal 2011.

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

Liquidity Outlook

We believe that existing cash balances, together with funds generated from operations and amounts available under the Credit Agreement, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months.

Revenue Backlog

(In thousands)	February 29, 2012	February 28, 2011
Deferred revenue, primarily related to unexpired maintenance and support contracts	$167,621	$162,865
Multi-year licensing arrangements(1)	18,044	16,576
Open software license orders received but not shipped(1)	—	618

Total revenue backlog	$185,665	$180,059

(1)	Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.

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

Off-Balance Sheet Arrangements

Our only significant off-balance sheet commitments relate to operating lease obligations. Future annual minimum rental lease payments are detailed in Note 13 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011. We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The adoption of ASU 2011-08 is not anticipated to have any impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. The adoption of ASU 2011-05 and ASU 2011-12 is not anticipated to have any impact on our financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2011 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material effect on our financial position or results of operations.

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

In May 2010, we filed a response to this complaint in which we denied all claims. The discovery phase of this litigation was completed in November 2011 and trial was scheduled to begin on January 9, 2012. However, on December 2, 2011, the court issued a so-called Markman ruling, in which certain disputes were resolved regarding interpretations of the patent. In this ruling, the court agreed with us on a key issue which we believed would severely impair the plaintiff’s claims. On December 8, 2011, the court issued an order staying the case until February 1, 2012 and gave JuxtaComm until February 1, 2012 to articulate an alternative theory and postponed the trial to an unspecified future date to fall in the second or third quarter of 2012.

In February 2012, we began settlement discussions with JuxtaComm and, in March 2012, the matter was settled upon our payment of $0.9 million. The Company received a release and discharge of any past damages related to potential infringement of the subject patent and a non-exclusive, non-transferable, fully paid, worldwide, perpetual license covering all future uses of the subject patent within our products. We recorded the settlement in the first quarter of fiscal 2012 as general and administrative expense in the condensed consolidated statement of income.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011 for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

Our Board of Directors and management team are currently undergoing a strategic review of our company that may impact our business and results of operations. We are currently undergoing a comprehensive strategic evaluation of our company. This evaluation may result in changes to and actions with respect to our strategy, product portfolio, expense run rate and capital allocation. Some or all of these actions may adversely affect our financial condition and operating results or subject our business to additional risks, such as the following:

•	disruption of our business or distraction of our employees and management;

•	difficulty recruiting, hiring, motivating and retaining talented and skilled personnel;

•	increased stock price volatility and changes to our stock price which may be unrelated to our current results of operations;

•	uncertainty among our customers and prospective customers, and increased difficulty in closing sales with existing and prospective customers and delays in purchasing decisions;

•	difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions; and

•	increased advisory fees.

Item 5. Other Information

On March 22, 2012, the employment of Charles F. Wagner, Jr., Executive Vice President, Finance and Administration and Chief Financial Officer, was terminated. For a description of Mr. Wagner’s separation agreement, refer to the Current Report on Form 8-K we filed on March 28, 2012 and also the separation agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1	Separation agreement dated as of March 27, 2012 by and between Charles F. Wagner, Jr. and Progress Software Corporation

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Jay H. Bhatt

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Jay H. Bhatt

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101***	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 29, 2012 and November 30, 2011; (ii) Condensed Consolidated Statements of Income for the three months ended February 29, 2012 and February 28, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the three months ended February 29, 2012 and February 28, 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION

(Registrant)

Dated: April 9, 2012	/s/ Jay H. Bhatt
Jay H. Bhatt
President and Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

Dated: April 9, 2012	/s/ Chris B. Andersen
Chris B. Andersen
Vice President, Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)