Form 10-Q
period 2012-05-31
PROGRESS SOFTWARE CORP /MA
filed 2012-07-10
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 2, 2012, there were 63,359,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE SIX MONTHS ENDED MAY 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	May 31, 2012	November 30, 2011
Assets
Current assets:
Cash and cash equivalents	$241,884	$161,095
Short-term investments	86,364	100,321
Total cash, cash equivalents and short-term investments	328,248	261,416
Accounts receivable (less allowances of $3,026 in 2012 and $6,683 in 2011)	85,787	110,927
Other current assets	26,060	21,143
Deferred tax assets	10,856	14,291
Total current assets	450,951	407,777
Property and equipment, net	66,444	66,206
Intangible assets, net	53,437	64,408
Goodwill (1)	257,625	257,824
Deferred tax assets (1)	33,577	30,361
Investments in auction rate securities	31,448	33,539
Other assets	5,829	5,627
Total assets	$899,311	$865,742
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$71	$357
Accounts payable	8,948	7,039
Accrued compensation and related taxes	31,472	31,245
Income taxes payable	1,910	11,412
Other accrued liabilities	41,126	35,728
Short-term deferred revenue	146,882	145,727
Total current liabilities	230,409	231,508
Long-term deferred revenue	5,517	6,619
Deferred tax liabilities	1,508	1,533
Other noncurrent liabilities (1)	2,333	3,782
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 63,310,870 shares in 2012 and 61,788,629 shares in 2011	342,087	309,221
Retained earnings, including accumulated other comprehensive loss of $14,260 in 2012 and $13,056 in 2011	317,457	313,079
Total shareholders’ equity	659,544	622,300
Total liabilities and shareholders’ equity	$899,311	$865,742
(1) The November 30, 2011 balance sheet has been revised to reflect purchase accounting measurement period adjustments (Note 6).
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Revenue:
Software licenses	$29,673	$45,417	$71,165	$96,753
Maintenance and services	84,923	89,267	167,857	172,168
Total revenue	114,596	134,684	239,022	268,921
Costs of revenue:
Cost of software licenses	2,273	2,321	4,561	4,702
Cost of maintenance and services	19,877	19,906	39,257	37,674
Amortization of acquired intangibles	3,631	3,930	7,365	7,905
Total costs of revenue	25,781	26,157	51,183	50,281
Gross profit	88,815	108,527	187,839	218,640
Operating expenses:
Sales and marketing	41,528	44,312	88,775	89,010
Product development	22,727	20,137	45,122	40,996
General and administrative	18,069	13,742	33,521	25,594
Amortization of acquired intangibles	1,767	1,982	3,588	4,256
Restructuring expenses	8,496	1,144	8,496	3,258
Acquisition-related expenses	—	—	215	—
Total operating expenses	92,587	81,317	179,717	163,114
(Loss) income from operations	(3,772)	27,210	8,122	55,526
Other income (expense):
Interest income and other	743	714	1,335	1,301
Foreign currency loss, net	(494)	(505)	(816)	(1,131)
Total other income (expense), net	249	209	519	170
(Loss) income before income tax	(3,523)	27,419	8,641	55,696
Income tax (benefit) provision	(1,615)	9,459	3,060	17,215
Net (loss) income	$(1,908)	$17,960	$5,581	$38,481
Earnings per share:
Basic	$(0.03)	$0.27	$0.09	$0.57
Diluted	$(0.03)	$0.26	$0.09	$0.55
Weighted average shares outstanding:
Basic	63,051	66,897	62,598	66,942
Diluted	63,051	69,246	63,641	69,453
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	May 31, 2012	May 31, 2011
Cash flows from operating activities:
Net income	$5,581	$38,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,640	4,395
Amortization of acquired intangibles and other	12,339	12,161
Stock-based compensation	13,760	9,287
Asset impairment	848	—
Deferred income taxes	82	224
Tax benefit from stock plans	801	5,434
Excess tax benefit from stock plans	(1,171)	(4,210)
Allowances for accounts receivable	443	—
Changes in operating assets and liabilities:
Accounts receivable	23,262	32,291
Other assets	(3,891)	2,315
Accounts payable and accrued liabilities	5,614	(23,720)
Income taxes payable and uncertain tax positions	(10,844)	5,755
Deferred revenue	2,225	6,630
Net cash flows from operating activities	53,689	89,043
Cash flows from investing activities:
Purchases of investments	(25,887)	(64,525)
Sales and maturities of investments	44,855	21,827
Redemptions at par by issuers of auction rate securities	225	6,200
Purchases of property and equipment	(6,141)	(8,494)
Increase in other noncurrent assets	(52)	(888)
Net cash flows from investing activities	13,000	(45,880)
Cash flows from financing activities:
Issuance of common stock	20,487	35,797
Withholding tax payments related to net issuance of restricted stock units	(2,452)	(1,505)
Repurchase of common stock	—	(64,899)
Excess tax benefit from stock plans	1,171	4,210
Payment of long-term debt	(286)	(190)
Net cash flows from financing activities	18,920	(26,587)
Effect of exchange rate changes on cash	(4,820)	7,307
Net increase in cash and cash equivalents	80,789	23,883
Cash and cash equivalents, beginning of period	161,095	286,559
Cash and cash equivalents, end of period	$241,884	$310,442
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $127 in 2012 and $7,796 in 2011	$12,558	$4,987
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Nature of Business and Basis of Presentation

The Company

We are a global software company that simplifies and enables the development, deployment and management of business applications on-premise or on any Cloud, on any platform and on any device with minimal IT complexity and low total cost of ownership.

During the second quarter of fiscal 2012, we announced a new strategic plan (the "Plan"). Under the Plan, we will combine our OpenEdge, DataDirect Connect and Decision Analytics (comprised of Apama, Corticon and the Progress Control Tower) product lines ("Core" product lines) into a single, cohesive offering and provide a next generation application development and deployment platform in the Application Platform-as-a-Service (aPaaS) market. Also as part of the Plan, our Board of Directors approved the commencement of certain operational restructuring initiatives and the divestiture of the ten non-core product lines: Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic ("non-Core" product lines).

As of May 31, 2012, we had not yet fully reorganized the management team and employee base nor restructured our financial systems to report our operating results based on Core and non-Core reporting. As a result, our segment reporting is consistent with how we have historically presented our segments (Note 15) and with our management reporting through May 31, 2012. However, we intend to operate and report our business on a go forward basis as Core and non-Core. In addition, as of May 31, 2012, we have not yet met the criteria for reporting any of the non-Core product lines as either held for sale or as discontinued operations.

Basis of Presentation

We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

We made no significant changes in the application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We adopted ASU 2011-04 in our second quarter of fiscal 2012 and have applied the provisions prospectively. The adoption of ASU 2011-04 did not have any impact on our financial position or results of operations, but increased the disclosures included in the notes to the condensed consolidated financial statements.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and trading and available-for-sale investments at May 31, 2012 is as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$211,052	$—	$—	$211,052
Money market funds	29,832	—	—	29,832
State and municipal bond obligations	77,931	292	(8)	78,215
Auction rate securities – municipal bonds	27,175	—	(3,804)	23,371
Auction rate securities – student loans	12,500	—	(1,723)	10,777
Corporate bonds	6,455	—	(6)	6,449
Total	$364,945	$292	$(5,541)	$359,696

A summary of our cash, cash equivalents and trading and available-for-sale investments at November 30, 2011 is as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$134,890	$—	$—	$134,890
Money market funds	24,220	—	—	24,220
State and municipal bond obligations	84,193	221	(16)	84,398
Brazilian mutual funds	15,346	—	—	15,346
Auction rate securities – municipal bonds	27,200	—	(4,269)	22,931
Auction rate securities – student loans	12,700	—	(2,092)	10,608
Corporate bonds	2,562	—	—	2,562
Total	$301,111	$221	$(6,377)	$294,955

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	May 31, 2012			November 30, 2011
	Cash and Equivalents	Short-Term Investments	Long-Term Investments	Cash and Equivalents	Short-Term Investments	Long-Term Investments
Cash	$211,052	$—	$—	$134,890	$—	$—
Money market funds	29,832	—	—	24,220	—	—
State and municipal bond obligations	1,000	77,215	—	1,985	82,413	—
Brazilian mutual funds	—	—	—	—	15,346	—
Auction rate securities – municipal bonds	—	—	23,371	—	—	22,931
Auction rate securities – student loans	—	2,700	8,077	—	—	10,608
Corporate bonds	—	6,449	—	—	2,562	—
Total	$241,884	$86,364	$31,448	$161,095	$100,321	$33,539

As of May 31, 2012, we included in other accrued liabilities an amount of $2.0 million representing certain unsettled trades of state and municipal bond obligations included in short-term investments.

For each of the auction rate securities (ARS), we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $34.1 million and $33.5 million at May 31, 2012 and November 30, 2011, respectively. The temporary impairment recorded in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $5.5 million and $6.4 million at May 31, 2012 and November 30, 2011, respectively.

We will not be able to access the funds associated with our ARS investments until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the condensed consolidated balance sheets at May 31, 2012 and November 30, 2011, with the exception of one ARS with a fair value of $2.7 million which was redeemed by the issuer in the third quarter of fiscal 2012 which we classified as short-term investments on the condensed consolidated balance sheet at May 31, 2012.

Based on our cash, cash equivalents and short-term investments balance of $328.2 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment of these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.

The fair value of debt securities by contractual maturity is as follows (in thousands):

	May 31, 2012	November 30, 2011
Due in one year or less (1)	$79,024	$104,620
Due after one year	39,788	31,225
Total	$118,812	$135,845

(1)
Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 12 to 31 years.

Investments with continuous unrealized losses and their related fair values are as follows at May 31, 2012 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bond obligations	$15,613	$(8)	$—	$—	$15,613	$(8)
Auction rate securities – municipal bonds	—	—	23,371	(3,804)	23,371	(3,804)
Auction rate securities – student loans	—	—	8,077	(1,723)	8,077	(1,723)
Corporate bonds	2,626	(6)	—	—	2,626	(6)
Total	$18,239	$(14)	$31,448	$(5,527)	$49,687	$(5,541)

Investments with continuous unrealized losses and their related fair values are as follows at November 30, 2011 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bond obligations	$24,585	$(16)	$—	$—	$24,585	$(16)
Auction rate securities – municipal bonds	—	—	22,931	(4,269)	22,931	(4,269)
Auction rate securities – student loans	—	—	10,608	(2,092)	10,608	(2,092)
Total	$24,585	$(16)	$33,539	$(6,361)	$58,124	$(6,377)

The unrealized losses associated with state and municipal bond obligations and corporate bonds are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of May 31, 2012.

Note 3: Derivative Instruments

We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. All foreign currency option contracts are recorded at fair value in other current assets on the condensed consolidated balance sheets at the end of each reporting period and expire within one year. In the three and six months ended May 31, 2011, mark-to-market losses of $0.1 million and $0.5 million, respectively, on foreign currency option contracts were recorded in other income in the condensed consolidated statements of income. We did not hold any option contracts in the first or second quarters of fiscal 2012.

We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the condensed consolidated balance sheets at the end of each reporting period and expire within 90 days. In the three and six months ended May 31, 2012 and 2011, realized and unrealized gains (losses) of $2.5 million, $0.3 million, $(1.4) million and $(2.0) million, respectively, from our forward contracts were recognized in other income in the condensed consolidated statements of income. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	May 31, 2012		November 30, 2011
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$4,717	$20	$2,180	$(54)
Forward contracts to purchase U.S. dollars	42,890	(192)	36,275	106
Total	$47,607	$(172)	$38,455	$52

Note 4: Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets at May 31, 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$29,832	$29,832	$—	$—
State and municipal bond obligations	78,215	—	78,215	—
Auction rate securities – municipal bonds	23,371	—	—	23,371
Auction rate securities – student loans	10,777	—	2,700	8,077
Corporate bonds	6,449	—	6,449	—
Foreign exchange derivatives	(172)	—	(172)	—

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2011 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$24,220	$24,220	$—	$—
State and municipal bond obligations	84,398	—	84,398	—
Brazilian mutual funds	15,346	15,346	—	—
Auction rate securities – municipal bonds	22,931	—	—	22,931
Auction rate securities – student loans	10,608	—	—	10,608
Corporate bonds	2,562	—	2,562	—
Foreign exchange derivatives	52	—	52	—

When developing fair value estimates, we maximize the use of observable inputs and minimize the use of unobservable inputs. When available, we use quoted market prices to measure fair value. If market prices are not available, the fair value measurement is based on models that use primarily market based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, we are required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

The valuation technique used to measure fair value for our Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets.

The valuation technique used to measure fair value for our Level 3 assets, which consists of our ARS, is an income approach, where the expected weighted average future cash flows are discounted back to present value for each asset. The significant unobservable inputs used in the fair value measurement of our ARS are the probability of earning the maximum rate until maturity, the probability of principal return prior to maturity, the probability of default, the liquidity risk premium and the recovery rate in default. Changes in the underlying assumptions used to value the ARS could significantly impact the fair value estimates recorded in the condensed consolidated balance sheets.

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Balance, beginning of period	$33,343	$39,839	$33,539	$39,643
Redemptions and repurchases	—	(6,000)	(225)	(6,200)
Transfer to Level 2 fair value measurement	(2,700)	—	(2,700)	—
Unrealized gains included in accumulated other comprehensive loss	805	945	834	1,341
Balance, end of period	$31,448	$34,784	$31,448	$34,784

During the second quarter of fiscal 2012, we received a redemption notice for one of our ARS at par value. We transferred the ARS to a Level 2 fair value measurement, as the value at May 31, 2012 is based on observable inputs.

Note 5: Goodwill and Intangible Assets

Goodwill

During the first quarter of fiscal 2012, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2011. For purposes of the annual impairment test, we assigned goodwill of $61.1 million to the Application Development Platforms segment, $96.3 million to the Enterprise Business Solutions segment and $100.4 million to the Enterprise Data Solutions segment. We valued our reporting units for purposes of the goodwill impairment test using a market and income approach, and all of our reporting units had an estimated fair value that was in excess of the carrying value.

During the second quarter of fiscal 2012, as a result of continued declines in certain reporting units and in connection with the announcement of the Plan, we determined an impairment triggering event occurred that required us to perform an interim goodwill impairment test. We utilized the same methodology and valuation techniques employed in our annual testing as of December 15, 2011. The test indicated that our reporting units had an estimated fair value that was in excess of their carrying values, and thus, no impairment was present. However, the difference between the carrying value and fair value of our Enterprise Business Solutions reporting unit has decreased since the annual test as a result of updates to our internal forecasts and projected cash flows.

During the third quarter of fiscal 2012 we expect to test our goodwill for impairment in connection with the reassignment of goodwill to our anticipated new reporting units (Note 1). Through the date and time our condensed consolidated financial statements were issued, we have not commenced this test.

The change in value of our goodwill since November 30, 2011 is the result of foreign currency translations and the finalization of purchase accounting measurement period adjustments (Note 6).

Intangible Assets

In addition to testing goodwill for impairment in the second quarter of fiscal 2012, we also performed an impairment test of our intangible assets. Our tests were primarily based on an income approach and resulted in a fair value which was in excess of the carrying value, indicating no impairment existed as of May 31, 2012.

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

The allocation of the purchase price is as follows (in thousands):

	Preliminary Allocation	Final Allocation	Life
Accounts receivable	$835	$835
Property and equipment	112	112
Other assets	125	125
Acquired intangible assets	4,910	4,910	3 to 7 years
Deferred taxes	(1,814)	4,033
Goodwill	24,842	19,427
Accounts payable and other liabilities	(2,471)	(2,903)
Deferred revenue	(3,639)	(3,639)
Net cash paid	$22,900	$22,900

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $19.4 million of goodwill, which is not deductible for tax purposes. The allocation of the purchase price was completed in the second quarter of fiscal 2012, upon the finalization of our valuation of acquired deferred tax assets and liabilities.

We have not disclosed the amount of revenues and earnings of Corticon since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

Note 7: Line of Credit

Our credit facility provides for a revolving line of credit in the amount of $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $20.0 million. The credit facility also permits us to increase the revolving line of credit by up to an additional $75.0 million subject to receiving further commitments from lenders and certain other conditions. As of May 31, 2012, there were no amounts outstanding under the revolving line and $0.2 million of letters of credit.

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

Note 9: Common Stock Repurchases

During the second quarter of fiscal 2012, in conjunction with the Plan, the Board of Directors authorized a $350.0 million return of capital to shareholders in the form of share repurchases through fiscal 2013. We did not repurchase any shares of our common stock in the six months ended May 31, 2012.

We repurchased and retired 2,193,000 shares of our common stock for $64.9 million in the six months ended May 31, 2011 as part of a prior share repurchase program. The prior program was completed in fiscal 2011.

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

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Cost of software licenses	$2	$1	$5	$7
Cost of maintenance and services	510	155	1,094	372
Sales and marketing	1,707	901	3,841	2,191
Product development	1,668	1,290	3,614	2,559
General and administrative	2,782	2,756	5,206	4,158
Total stock-based compensation	$6,669	$5,103	$13,760	$9,287

During the six months ended May 31, 2012, the employment of three of our executives terminated. As part of the separation agreements, the executives were entitled to accelerated vesting of certain stock-based awards. Due to the separation and accelerated vesting, we recognized additional stock-based compensation of $1.2 million and $1.8 million in the three and six months ended May 31, 2012, respectively.

Note 11: Comprehensive Income

The components of comprehensive income include, in addition to net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net (loss) income	$(1,908)	$17,960	$5,581	$38,481
Foreign currency translation adjustments	(5,056)	989	(2,023)	4,953
Unrealized gains on investments	396	638	819	1,042
Total comprehensive (loss) income	$(6,568)	$19,587	$4,377	$44,476

Note 12: Restructuring Charges

2012 Restructuring

In the second quarter of fiscal 2012, in furtherance of the Plan, our management approved, committed to and initiated certain operational restructuring initiatives to reduce annual costs, including the simplification of our organizational structure and the consolidation of facilities. In addition, as part of the Plan, we intend to divest our non-Core product lines. Our restructuring actions include both our cost reduction efforts and qualifying costs associated with our divestitures.

Restructuring expenses primarily relate to employee costs, including severance, health benefits, outplacement services and transition divestiture incentives, but excluding stock-based compensation. Facilities costs include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. Other costs include costs to terminate automobile leases of employees included in the workforce reduction, asset impairment charges for assets no longer deployed as part of cost reduction strategies, costs for unused software licenses as part of the workforce reduction and other costs directly associated with the restructuring actions taken.

As part of the 2012 restructuring, we incurred expenses in the second quarter of fiscal 2012 totaling $8.5 million, of which $1.5 million represents excess facilities and other costs and $7.0 million represents employee severances and related benefits. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income. We expect to incur additional costs through the remainder of fiscal 2012 and the first half of fiscal 2013. The total cost of the 2012 restructuring is expected to be approximately $3.5 million for excess facilities and other costs and approximately $16.0 million for employee severance and related benefits.

A summary of activity for the 2012 restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2011	$—	$—	$—
Costs incurred	1,479	7,017	8,496
Cash disbursements	(290)	(338)	(628)
Asset impairment	(848)	—	(848)
Translation adjustments and other	—	(35)	(35)
Balance, May 31, 2012	$341	$6,644	$6,985

Cash disbursements under the 2012 restructuring are expected to be made through the first three quarters of fiscal 2013. The short-term portion of the restructuring reserve of $6.8 million is included in other accrued liabilities and the long-term portion of $0.2 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at May 31, 2012.

2010 Restructuring

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

As part of the 2010 restructuring activities, we recorded cumulative expenses totaling $44.6 million, of which $9.3 million represents excess facilities and other costs and $35.3 million represents employee severances and related benefits. There were no charges to restructuring expense in the first six months of fiscal 2012 related to the 2010 activities and we do not expect to incur additional expenses related to these activities. The expenses are recorded as restructuring expense in the condensed consolidated statements of income.

A summary of activity for the 2010 restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2011	$4,913	$698	$5,611
Cash disbursements	(1,448)	(191)	(1,639)
Translation adjustments and other	97	5	102
Balance, May 31, 2012	$3,562	$512	$4,074

Cash disbursements for excess facilities costs are presented net of proceeds received from sublease agreements. The balance of the excess facilities and related costs is expected to be paid over a period of time ending in fiscal 2013. The balance of the employee severance and related benefits is expected to be paid over a period of time ending in December 2012. The short-term portion of the restructuring reserve of $3.6 million is included in other accrued liabilities and the long-term portion of $0.5 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at May 31, 2012.

Note 13: Income Taxes

Our income tax provision for the second quarter of fiscal 2012 and 2011 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

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

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net (loss) income	$(1,908)	$17,960	$5,581	$38,481
Weighted average shares outstanding	63,051	66,897	62,598	66,942
Dilutive impact from common stock equivalents	—	2,349	1,043	2,511
Diluted weighted average shares outstanding	63,051	69,246	63,641	69,453
Basic earnings per share	$(0.03)	$0.27	$0.09	$0.57
Diluted earnings per share	$(0.03)	$0.26	$0.09	$0.55

We excluded stock awards representing approximately 7,890,000 shares, 3,668,000 shares, 768,000 shares and 529,000 shares of common stock from the calculation of diluted earnings per share in the three and six months ended May 31, 2012 and 2011, respectively, because these awards were anti-dilutive.

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

Our internal reporting through the second quarter of fiscal 2012 included three segments, each of which met the criteria for segment reporting: (1) Application Development Platforms, which includes the OpenEdge, Orbix, Orbacus and ObjectStore products; (2) Enterprise Business Solutions, which includes the Apama, Sonic, Artix, Actional, Savvion, Corticon, Control Tower and FuseSource products; and (3) Enterprise Data Solutions, which includes the DataDirect Connect, DataDirect Shadow and DataXtend products.

We do not manage our assets or capital expenditures by segment or assign other income and income taxes to segments. We manage and report such items on a consolidated company basis.

The following table provides revenue and (loss) income from operations for our reportable segments on an interim basis (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Revenue:
Application Development Platform segment	$71,898	$83,896	$147,467	$162,973
Enterprise Business Solutions segment	29,940	34,162	60,834	71,289
Enterprise Data Solutions segment	12,758	16,626	30,721	34,659
Total revenue	$114,596	$134,684	$239,022	$268,921
(Loss) income from operations:
Application Development Platform segment	$40,557	$48,183	$82,338	$94,839
Enterprise Business Solutions segment	(21,949)	(9,272)	(42,615)	(16,153)
Enterprise Data Solutions segment	949	890	5,961	2,402
Unallocated items:
Amortization of acquired intangibles	(5,398)	(5,912)	(10,953)	(12,161)
Stock-based compensation	(6,669)	(5,103)	(13,760)	(9,287)
Transition expenses	—	(432)	—	(856)
Restructuring expenses	(8,496)	(1,144)	(8,496)	(3,258)
Acquisition-related expenses	—	—	(215)	—
Litigation settlement	—	—	(900)	—
Proxy contest-related costs	(2,766)	—	(3,238)	—
Total (loss) income from operations	$(3,772)	$27,210	$8,122	$55,526

Unallocated items are excluded from segment (loss) income from operations as such amounts are not deducted from internal measurements of (loss) income from operations, and are not allocated to our reportable segments. In the first quarter of fiscal 2012, we eliminated our internal reporting use of purchase accounting adjustments for deferred revenue related to acquisitions, which had the impact of decreasing segment revenue and (loss) income from operations reported in the prior fiscal periods presented. We have revised the prior periods presented to reflect this change.

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

	Three Months Ended		Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
North America	$54,703	$60,448	$114,770	$124,926
EMEA	43,040	52,908	87,457	104,323
Latin America	8,324	9,415	17,653	18,574
Asia Pacific	8,529	11,913	19,142	21,098
Total revenue	$114,596	$134,684	$239,022	$268,921

Note 16: Subsequent Events

On June 27, 2012, we entered into a definitive purchase and sale agreement to divest our FuseSource product line to Red Hat, Inc. Subject to customary closing conditions, the divestiture is expected to close in the third quarter of fiscal 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are various factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: the receipt and shipment of new orders; the timely release and market acceptance of new products and/or enhancements to our existing products; the growth rates of certain market segments; the positioning of our products in those market segments; the customer demand and acceptance of any new product initiative; variations in the demand for professional services and technical support; pricing pressures and the competitive environment in the software industry; the continued uncertainty in the U.S. and international economies, which could result in fewer sales of our products and may otherwise harm our business; business and consumer use of the Internet; our ability to complete and integrate acquisitions; our ability to realize the expected benefits and anticipated synergies from acquired businesses; our ability to penetrate international markets and manage our international operations; our ability to execute on the strategic and operational initiatives we are currently undertaking, including any resulting disruption to our business, employees, customers and the manner in which we finance our operations; our ability to execute and complete divestitures in accordance with our divestiture plan; and those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

Use of Constant Currency

Revenue from our international operations has historically represented more than half of our total revenue. As a result, our revenue results have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. For example, if the local currencies of our foreign subsidiaries weaken, our consolidated results stated in U.S. dollars are negatively impacted.

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

Overview

We are a global software company that simplifies and enables the development, deployment and management of business applications on-premise or on any Cloud, on any platform and on any device with minimal IT complexity and low total cost of ownership. We are currently taking steps to implement the strategic plan (the "Plan") we announced during the second quarter of fiscal 2012. Under the Plan, we will become a leading provider of next-generation, context-aware application development and deployment platform in the Cloud for the Application Platform-as-a-Service (aPaas) market by investing in our OpenEdge, DataDirect Connect and Decision Analytics product lines ("Core" product lines) and integrating them into a single, cohesive offering.

We intend to execute on our Plan in two phases. In the first phase, which is currently underway, we are investing in our Core product lines and making them more Cloud-ready. We are also divesting ten non-core product lines: Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic ("non-Core" product lines). In the second phase, by unifying the product capabilities of our Core product lines, we will refine and enhance our next generation, feature-rich application development and deployment solution targeting the new market category of aPaaS.

In addition to the initiatives above, in the first phase of our Plan, we will also execute on cost reductions, including a net $40.0 million reduction in budgeted 2012 expense run rate by consolidating facilities, implementing a simplified organizational structure and reducing the global workforce by approximately 10% to 15%. We will also repurchase at least $350.0 million of our common stock through fiscal 2013.

Through the filing of this quarterly report, we achieved a number of the steps needed to execute on our initiatives under the Plan.

•
We entered into a definitive purchase and sale agreement to divest our FuseSource product line to Red Hat, Inc. We expect this transaction to close in the third quarter of fiscal 2012, subject to customary closing conditions. The process of identifying buyers and working with interested parties continues for the remainder of our non-Core product lines.

•
We recorded $8.5 million in restructuring expenses in furtherance of our cost reduction plans. This charge includes $7.0 million in severance and other employee benefits associated with the reduction of 8% of our workforce. Further cost reduction measures are expected to be recorded through the remainder of fiscal 2012 and the first half of fiscal 2013 to achieve our cost reduction goals.

•	We still intend to execute the repurchase of up to $150.0 million of our common stock before November 30, 2012, and an additional $200.0 million in fiscal 2013.

•	We began the process of reorganizing our management structure and investing in our sales, marketing and strategic product development initiatives.

Our financial results for the first half of fiscal 2012 were adversely impacted by factors connected to the planning, announcement and execution of our new strategic plan, including the undertaking of large restructuring efforts and the marketing for divestiture of non-Core products. These factors contributed to a very uncertain environment for our company, our partners, customers and employees in the quarter. In particular, during the second quarter of fiscal 2012, purchasing decisions were delayed, causing deal slippage at a greater rate than usual. This was caused both by uncertainty surrounding our strategic plan and generally deteriorating macroeconomic conditions, primarily in Europe.

Investments to improve the Core business were also initiated late during the second quarter, and will require time to impact performance. Until these investments bear fruit, our operating margins will be adversely impacted. In addition, the new business focus and new strategy has required us to restructure our organization and the way we go to market, how we think about and implement product roadmaps and how we operate and report our financial results, all of which caused additional disruption.

With respect to our non-Core products, although we continue to focus our efforts on selling these products, revenue from these product lines dropped significantly during the first half of fiscal 2012 and we expect future declines in subsequent quarters until we divest these products. Any such declines will adversely impact our results and we cannot give any assurance as to the timing of the completion of the divestitures, if at all. Furthermore, our operating performance will be adversely impacted by a temporarily higher expense need as we transition away from the non-Core portfolio.

We expect these disruptions to continue during the remainder of fiscal 2012.

Through the second quarter of fiscal 2012, we operated our business in three segments: Application Development Platforms, Enterprise Business Solutions and Enterprise Data Solutions. However, our organization was managed primarily on a functional basis. We assigned dedicated costs and expenses, primarily costs of revenue and product development, directly to each segment and utilized an allocation methodology to assign all other costs and expenses, primarily sales and marketing and general and administrative, to each segment. A significant portion of the total costs and expenses assigned to each segment were allocated. As part of the Plan, we intend to operate and report our business on a go forward basis as Core and non-Core. Core will consist of OpenEdge, DataDirect Connect, Apama, Corticon and the Progress Control Tower.

The U.S. and many foreign economies continue to experience uncertainty driven by varying macroeconomic conditions and recovery remains uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, including the European sovereign debt markets and volatility in various markets including the financial services sector. We have been adversely impacted by these conditions as some customers have delayed software investments in response to this macroeconomic uncertainty. The continuation of this climate could cause our customers to further delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us. We expect these macroeconomic conditions to continue in the remainder of fiscal 2012, most particularly in Europe, the Middle East and Africa (EMEA).

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. We expect to be negatively impacted by weaker currencies in EMEA during the third quarter and remainder of fiscal 2012.

We believe that existing cash balances, together with funds generated from operations, amounts available under our revolving credit line and consideration received from the divestiture of non-Core product lines will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months, including our plans to repurchase shares of our common stock.

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

During the second quarter of fiscal 2012, there were no significant changes to our critical accounting policies and estimates, except as described below. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2011 for a more complete discussion of our critical accounting policies and estimates.

Goodwill Impairment

We have goodwill of $257.6 million at May 31, 2012. We assess the impairment of goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of the asset was less than the carrying value. When we evaluate potential impairments outside of our annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time.

We utilize either discounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine the fair value of our reporting units. We must make assumptions about future cash flows, future operating plans, discount rates, comparable companies, market multiples, purchase price premiums and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made. The determination of reporting units also requires management judgment. We consider whether a reporting unit exists within a reportable segment based on the availability of discrete financial information that is regularly reviewed by segment management.

During the second quarter of fiscal 2012, as a result of continued declines in certain reporting units and in connection with the announcement of the Plan, we determined an impairment triggering event occurred that required us to perform an interim goodwill impairment test. The test indicated that our reporting units had an estimated fair value that was in excess of their carrying values, and thus, no impairment was present. However, the difference between the carrying value and fair value of our Enterprise Business Solutions reporting unit has decreased since the annual test as a result of updates to our internal forecasts and projected cash flows. The amount of goodwill allocated to the Enterprise Business Solutions segment is $96.3 million.

The assumptions used in the discounted cash flow model for the Enterprise Business Solutions segment are dependent on several variables and assume a highest and best use scenario. The assumptions include changes in selling and marketing strategies to increase revenue growth rates and changes in cost structure to improve segment profitability. We also used comparable companies and market transactions in our market approach to value the Enterprise Business Solutions reporting unit. A change in certain of the assumptions used in the discounted cash flow model or market approach could yield a different conclusion that may have resulted in an impairment charge.

In the third quarter of fiscal 2012, we plan to test goodwill for impairment in connection with the reassignment of goodwill to our new segments. Through the filing of this report, we have not commenced this test.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Percentage Change
	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Revenue:
Software licenses	26%	34%	30%	36%	(35)%	(26)%
Maintenance and services	74	66	70	64	(5)	(3)
Total revenue	100	100	100	100	(15)	(11)
Costs of revenue:
Cost of software licenses	2	2	2	2	(2)	(3)
Cost of maintenance and services	17	15	16	14	—	4
Amortization of acquired intangibles	3	3	3	3	(8)	(7)
Total costs of revenue	22	20	21	19	(1)	2
Gross profit	78	80	79	81	(18)	(14)
Operating expenses:
Sales and marketing	36	33	37	33	(6)	—
Product development	20	14	19	15	13	10
General and administrative	16	11	14	10	31	31
Amortization of acquired intangibles	2	1	2	2	(11)	(16)
Restructuring expenses	7	1	4	1	*	*
Acquisition-related expenses	—	—	—	—	*	*
Total operating expenses	81	60	76	61	14	10
(Loss) income from operations	(3)	20	3	20	(114)	(85)
Other income (expense)	—	—	—	—	19	205
(Loss) income before income tax (benefit) provision	(3)	20	3	20	(113)	(84)
Income tax (benefit) provision	(1)	7	1	6	(117)	(82)
Net (loss) income	(2)%	13%	2%	14%	(111)%	(85)%

*	not meaningful

Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2012	May 31, 2011	As Reported	Constant Currency
License	$29,673	$45,417	(35)%	(32)%
Maintenance	73,066	75,865	(4)	—
Professional services	11,857	13,402	(12)	(9)
Total revenue	$114,596	$134,684	(15)%	(12)%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2012	May 31, 2011	As Reported	Constant Currency
License	$71,165	$96,753	(26)%	(25)%
Maintenance	145,362	146,944	(1)	1
Professional services	22,495	25,224	(11)	(9)
Total revenue	$239,022	$268,921	(11)%	(9)%

Total revenue decreased $20.1 million, or 12% on a constant currency basis and 15% otherwise, in the second quarter of fiscal 2012 as compared to the same quarter last year and decreased $29.9 million, or 9% on a constant currency basis and 11% otherwise, in the first six months of fiscal 2012 as compared to the same period in the prior year, primarily as a result of decreases in license revenue. The revenue performance in the second quarter of fiscal 2012 reflects the impact of the planning for and announcement of our Plan on our employees, customers and partners. Given the uncertainties and concerns that resulted from the Plan, our go-to-market focus and momentum was disrupted, and our execution suffered as a result. In the field, we saw purchasing decisions delayed and we saw deal slippage at a greater rate than normal, caused both by uncertainty surrounding our Plan and generally deteriorating macroeconomic conditions, primarily in Europe.

Changes in prices from fiscal 2011 to 2012 did not have a significant impact on our revenue. Changes in foreign currency exchange rates negatively impacted our reported revenues.

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2012	May 31, 2011	As Reported	Constant Currency
North America	$54,703	$60,448	(10)%	(10)%
As a percentage of total revenue	48%	45%
EMEA	$43,040	$52,908	(19)%	(13)%
As a percentage of total revenue	38%	39%
Latin America	$8,324	$9,415	(12)%	—%
As a percentage of total revenue	7%	7%
Asia Pacific	$8,529	$11,913	(28)%	(27)%
As a percentage of total revenue	7%	9%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2012	May 31, 2011	As Reported	Constant Currency
North America	$114,770	$124,926	(8)%	(8)%
As a percentage of total revenue	48%	46%
EMEA	$87,457	$104,323	(16)%	(13)%
As a percentage of total revenue	37%	39%
Latin America	$17,653	$18,574	(5)%	3%
As a percentage of total revenue	7%	7%
Asia Pacific	$19,142	$21,098	(9)%	(10)%
As a percentage of total revenue	8%	8%

Total revenue generated in North America decreased $5.7 million, or 10% on a constant and actual currency basis, as compared to the same quarter last year and represented 48% and 45% of total revenue in the second quarter of fiscal 2012 and 2011, respectively. Total revenue generated in markets outside North America decreased $14.3 million, or 14% on a constant currency basis and 19% otherwise, in the second quarter of fiscal 2012 as compared to the same quarter last year, and represented 52% and 55% of total revenue in the second quarter of fiscal 2012 and 2011, respectively. If exchange rates had remained constant in the second quarter of fiscal 2012 as compared to the exchange rates in effect in the second quarter of fiscal 2011, total revenue generated in markets outside North America would have represented 54% of total revenue.

Total revenue generated in North America decreased $10.2 million, or 8% on a constant and actual currency basis, as compared to the same period last year and represented 48% and 46% of total revenue in the first six months of fiscal 2012 and 2011, respectively. Total revenue generated in markets outside North America decreased $19.7 million, or 10% on a constant currency basis and 14% otherwise, in the first six months of fiscal 2012 as compared to the same period last year, and represented 52% and 54% of total revenue in the first six months of fiscal 2012 and 2011, respectively. If exchange rates had remained constant in the first six months of fiscal 2012 as compared to the exchange rates in effect in the first six months of fiscal 2011, total revenue generated in markets outside North America would have represented 53% of total revenue.

In the second quarter of fiscal 2012, all regions were negatively impacted by weaker local currencies. In the first six months of fiscal 2012, EMEA and Latin American were negatively impacted by weaker local currencies and Asia Pacific was helped by stronger local currencies.

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2012	May 31, 2011	Percentage Change	May 31, 2012	May 31, 2011	Percentage Change
Application Development Platform segment	$71,898	$83,896	(14)%	$147,467	$162,973	(10)%
Enterprise Business Solutions segment	29,940	34,162	(12)	60,834	71,289	(15)
Enterprise Data Solutions segment	12,758	16,626	(23)	30,721	34,659	(11)
Total revenue	$114,596	$134,684	(15)%	$239,022	$268,921	(11)%

During the second quarter of fiscal 2012 as compared to the same quarter last year, revenue from our Application Development Platform segment decreased $12.0 million, or 14%, revenue from our Enterprise Business Solutions segment decreased $4.2 million, or 12%, and revenue from our Enterprise Data Solutions segment decreased $3.9 million, or 23%.

During the first six months of fiscal 2012 as compared to the same period last year, revenue from our Application Development Platform segment decreased $15.5 million, or 10%, revenue from our Enterprise Business Solutions segment decreased $10.5 million, or 15%, and revenue from our Enterprise Data Solutions segment decreased $3.9 million, or 11%.

Segment results were also impacted by the disruption of our Plan to our employees, customers and partners. See further discussion of segment reporting in Note 15 of the condensed consolidated financial statements included in this report.

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2012	May 31, 2011	Percentage Change	May 31, 2012	May 31, 2011	Percentage Change
License revenue	$29,673	$45,417	(35)%	$71,165	$96,753	(26)%
As a percentage of total revenue	26%	34%		30%	36%

Total software license revenue decreased $15.7 million, or 35%, in the second quarter of fiscal 2012 as compared to the same quarter last year, and decreased $25.6 million, or 26%, in the first six months of fiscal 2012 as compared to the same period last year. The decrease in license revenue is due to the disruption from our Plan and also a number of large non-recurring direct deals, particularly in EMEA, in the first and second quarters of fiscal 2011 as compared to the same period in fiscal 2012.

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2012	May 31, 2011	Percentage Change	May 31, 2012	May 31, 2011	Percentage Change
Maintenance	$73,066	$75,865	(4)%	$145,362	$146,944	(1)%
Professional services	11,857	13,402	(12)%	22,495	25,224	(11)%
Total maintenance and services revenue	$84,923	$89,267	(5)%	$167,857	$172,168	(3)%
As a percentage of total revenue	74%	66%		70%	64%

Maintenance and services revenue decreased $4.3 million, or 5%, in the second quarter of fiscal 2012 as compared to the same quarter last year. Maintenance revenue decreased 4% and professional services revenue decreased 12% in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011.

Maintenance and services revenue decreased $4.3 million, or 3%, in the first six months of fiscal 2012 as compared to the same period last year. Maintenance revenue decreased 1% and professional services revenue decreased 11% in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011.

Costs of Revenue

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2012	May 31, 2011	Percentage Change	May 31, 2012	May 31, 2011	Percentage Change
Cost of software licenses	$2,273	$2,321	(2)%	$4,561	$4,702	(3)%
As a percentage of software license revenue	8%	5%		6%	5%
As a percentage of total revenue	2%	2%		2%	2%
Cost of maintenance and services	$19,877	$19,906	—%	$39,257	$37,674	4%
As a percentage of maintenance and services revenue	23%	22%		23%	22%
As a percentage of total revenue	17%	15%		16%	14%
Amortization of acquired intangibles	$3,631	$3,930	(8)%	$7,365	$7,905	(7)%
As a percentage of total revenue	3%	3%		3%	3%
Total costs of revenue	$25,781	$26,157	(1)%	$51,183	$50,281	2%
As a percentage of total revenue	22%	20%		21%	19%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses decreased $48,000, or 2%, in the second quarter of fiscal 2012 as compared to the same quarter last year, and increased as a percentage of software license revenue from 5% to 8%. Cost of software licenses decreased $0.1 million, or 3%, in the first six months of fiscal 2012 as compared to the same period last year, and increased as a percentage of software license revenue from 5% to 6%. The decrease in the second quarter and first six months of fiscal 2012 was primarily due to lower royalty expense for products and technologies licensed or resold from third parties associated with lower license revenue. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services decreased $29,000, or less than 1%, in the second quarter of fiscal 2012 as compared to the same quarter last year, and increased as a percentage of maintenance and services revenue from 22% to 23%. Cost of maintenance and services increased $1.6 million, or 4%, in the first six months of fiscal 2012 as compared to the same period last year, and increased as a percentage of maintenance and services revenue from 22% to 23%. Cost of maintenance and services increased in the first three months of fiscal 2012 due to the increased investments in the infrastructure of our professional services organization, and decreased in the second quarter of fiscal 2012 as investments slowed pending the finalization of the Plan.

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles decreased $0.3 million, or 8%, in the second quarter of fiscal 2012 as compared to the same quarter last year, and decreased $0.5 million, or 7%, in the first six months of fiscal 2012 as compared to the same period last year. The decrease in the second quarter and first six months of fiscal 2012 was due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2012	May 31, 2011	Percentage Change	May 31, 2012	May 31, 2011	Percentage Change
Gross profit	$88,815	$108,527	(18)%	$187,839	$218,640	(14)%
As a percentage of total revenue	78%	80%		79%	81%

Our gross profit decreased $19.7 million, or 18%, in the second quarter of fiscal 2012 as compared to the same quarter last year, and decreased $30.8 million, or 14%, in the first six months of fiscal 2012 as compared to the same period last year. Our gross profit as a percentage of total revenue decreased from 80% in the second quarter of fiscal 2011 compared to 78% in the second quarter of fiscal 2012 and from 81% in the first six months of 2011 to 79% in the first six months of 2012. The decrease in our gross profit percentage was due to lower software license sales, partially offset by lower amortization expense of acquired intangibles, as described above.

Operating Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2012	May 31, 2011	Percentage Change	May 31, 2012	May 31, 2011	Percentage Change
Sales and marketing	$41,528	$44,312	(6)%	$88,775	$89,010	—%
As a percentage of total revenue	36%	33%		37%	33%
Product development	$22,727	$20,137	13%	$45,122	$40,996	10%
As a percentage of total revenue	20%	14%		19%	15%
General and administrative	$18,069	$13,742	31%	$33,521	$25,594	31%
As a percentage of total revenue	16%	11%		14%	10%
Amortization of acquired intangibles	$1,767	$1,982	(11)%	$3,588	$4,256	(16)%
As a percentage of total revenue	2%	1%		2%	2%
Restructuring expenses	$8,496	$1,144	*	$8,496	$3,258	*
As a percentage of total revenue	7%	1%		4%	1%
Acquisition-related expenses	$—	$—	*	$215	$—	*
As a percentage of total revenue	—%	—%		—%	—%
Total operating expenses	$92,587	$81,317	14%	179,717	163,114	10%
As a percentage of total revenue	81%	60%		76%	61%

Sales and marketing expenses decreased $2.8 million, or 6%, in the second quarter of fiscal 2012 as compared to the same quarter last year, and increased as a percentage of total revenue from 33% to 36%. Sales and marketing expenses decreased $0.2 million, or 0%, in the first six months of fiscal 2012 as compared to the same period last year, and increased as a percentage of total revenue from 33% to 37%. The decrease in sales and marketing expenses in the second quarter of fiscal 2012 was due to cost control measures initiated during the strategic planning process. The decrease was offset in the first six months of fiscal 2012 with incremental compensation-related expenses due to the separation of two of our sales and marketing executives.

Product development expenses increased $2.6 million, or 13%, in the second quarter of fiscal 2012 as compared to the same quarter last year, and increased as a percentage of revenue from 14% to 20%. Product development expenses increased $4.1 million, or 10%, in the first six months of fiscal 2012 as compared to the same period last year, and increased as a percentage of revenue from 15% to 19%. The increase in the second quarter of fiscal 2012 was primarily due higher headcount from the Corticon acquisition, which was completed in the fourth quarter of fiscal 2011.

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased $4.3 million, or 31%, in the second quarter of fiscal 2012 as compared to the same quarter in the prior year, and increased as a percentage of revenue from 11% to 16%. General and administrative expenses increased $7.9 million, or 31%, in the first six months of fiscal 2012 as compared to the same period in the prior year, and increased as a percentage of revenue from 10% to 14%. The increase was primarily due to stock-based compensation costs associated with the hiring of a new Chief Executive Officer, incremental compensation-related expenses due to the separation of our Chief Financial Officer, a $0.9 million litigation settlement, proxy contest-related costs and costs associated with our strategic planning process.

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles decreased $0.2 million, or 11%, in the second quarter of fiscal 2012 as compared to the same quarter last year, and decreased $0.7 million, or 16%, in the first six months of fiscal 2012 as compared to the same period last year. The decrease is due to the completion of amortization of certain intangible assets acquired in prior years.

Restructuring expenses recorded in the second quarter and first six months of fiscal 2011 relate to the restructuring activities occurring in 2010. Restructuring expenses recorded in the second quarter of fiscal 2012 relate to the restructuring actions announced as part of the Plan. See Note 12 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income (Loss) From Operations

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2012	May 31, 2011	Percentage Change	May 31, 2012	May 31, 2011	Percentage Change
Application Development Platform segment	$40,557	$48,183	(16)%	$82,338	$94,839	(13)%
Enterprise Business Solutions segment	(21,949)	(9,272)	(137)	(42,615)	(16,153)	(164)%
Enterprise Data Solutions segment	949	890	7	5,961	2,402	148%
Unallocated items	(23,329)	(12,591)	(85)	(37,562)	(25,562)	(47)%
Total (loss) income from operations	$(3,772)	$27,210	(114)%	$8,122	$55,526	(85)%
As a percentage of total revenue	(3)%	20%		3%	20%

Income from operations decreased $31.0 million, or 114%, in the second quarter of fiscal 2012 as compared to the same quarter last year, and decreased $47.4 million in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011. The decrease was primarily the result of higher revenue and costs savings in the first half of fiscal 2011 associated with our restructuring activities that occurred in the first and third quarters of 2010. The restructuring actions taken in the second quarter of fiscal 2012 occurred at the end of the quarter and cost savings have not yet materialized.

On a segment basis, operating income from our Application Development Platforms segment decreased $7.6 million, or 16%, in the second quarter of fiscal 2012 as compared to the same quarter last year. The operating loss from our Enterprise Business Solutions segment increased $12.7 million, or 137%, in the second quarter of fiscal 2012 as compared to the same quarter last year. The operating income from our Enterprise Data Solutions business unit increased $0.1 million, or 7%, in the first quarter of fiscal 2012 as compared to the same quarter last year.

On a segment basis, operating income from our Application Development Platforms segment decreased $12.5 million, or 13%, in the first six months of fiscal 2012 as compared to the same period last year. The operating loss from our Enterprise Business Solutions segment increased $26.5 million, or 164%, in the first six months of fiscal 2012 as compared to the same period last year. The operating income from our Enterprise Data Solutions business unit increased $3.6 million, or 148%, in the first six months of fiscal 2012 as compared to the same period last year.

See further discussion of segment reporting in Note 15 of the condensed consolidated financial statements included in this report.

Other Income (Expense)

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2012	May 31, 2011	Percentage Change	May 31, 2012	May 31, 2011	Percentage Change
Interest income and other	$743	$714	4%	$1,335	$1,301	3%
Foreign currency loss, net	(494)	(505)	(2)%	(816)	(1,131)	(28)%
Total other income (expense), net	$249	$209	19%	$519	$170	205%
As a percentage of total revenue	—%	—%		—%	—%

Other income was relatively flat in the second quarter of fiscal 2012 as compared to the same quarter last year, and increased $0.3 million in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011. The increase was primarily due to the decreases in foreign currency losses.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2012	May 31, 2011	Percentage Change	May 31, 2012	May 31, 2011	Percentage Change
Provision for income taxes	$(1,615)	$9,459	(117)%	$3,060	$17,215	(82)%
As a percentage of total revenue	(1)%	7%		1%	6%

Our effective tax rate was 35.4% in the first six months of fiscal 2012 compared to 30.9% in the first six months of fiscal 2011. The increase was primarily due to the reinstatement of the research and development credit in the U.S. in the first quarter of fiscal 2011. As a result, in the first six months of fiscal 2011 we recorded a tax benefit of $2.0 million related to qualifying research and development activities from the period of January 2010 through November 2010. The increase is also due to a reduced expectation for research and development credits in fiscal 2012 as the credit provisions in the tax code expired at the end of December 2011.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	May 31, 2012	November 30, 2011
Cash and cash equivalents	$241,884	$161,095
Short-term investments	86,364	100,321
Total cash, cash equivalents and short-term investments	$328,248	$261,416

The increase of $66.8 million from the end of fiscal 2011 was primarily due to cash generated from operations and issuances of common stock upon exercise of stock options. There are no restrictions on our ability to access our cash, cash equivalents and short-term investments.

As of May 31, 2012, $157.6 million of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries. A portion of this amount relates to the net undistributed earnings of our foreign subsidiaries which are considered to be permanently reinvested, and as such, they are not available to fund our domestic operations. If we were to repatriate the earnings, they would be subject to taxation in the U.S., but would primarily be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

Share Repurchase Program

During the second quarter of fiscal 2012, in conjunction with the Plan, the Board of Directors authorized a $350.0 million return of capital to shareholders in the form of share repurchases through fiscal 2013. We expect to complete up to $150.0 million of the share repurchase program by the end of fiscal 2012, and the remaining $200.0 million by the end of fiscal 2013. We did not repurchase any shares of our common stock in the first six months of fiscal 2012.

Divestiture of Non-Core Product Lines

As part of the Plan, we intend to divest our ten non-Core product lines before the end of fiscal 2013. We expect cash flows from investing activities to increase in the second half of fiscal 2012 and in fiscal 2013 when proceeds are received from the sales of the non-Core product lines. However, we make no assurances that buyers can be identified and that the divestitures will be completed.

On June 27, 2012, we entered into a definitive purchase and sale agreement to divest our FuseSource product line to Red Hat, Inc. Subject to customary closing conditions, the divestiture is expected to close in the third quarter of fiscal 2012.

Restructuring Activities

In the second quarter of fiscal 2012, in furtherance of the Plan, our management approved, committed to and initiated certain operational restructuring initiatives to reduce annual costs, including the simplification of our organizational structure and the consolidation of facilities. We expect to reduce annual run-rate costs by $55.0 million (a net of $40.0 million after additional investments) by the end of fiscal 2012, although we can make no assurances we will be able to accomplish this goal.

The total costs of the restructuring primarily relates to employee costs, including severance, health benefits, outplacement services and transition divestiture incentives, but excluding stock-based compensation. Facilities costs include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. Other costs include costs to terminate automobile leases of employees included in the workforce reduction, asset impairment charges for assets no longer deployed as part of cost reduction strategies, costs for unused software licenses as part of the workforce reduction and other costs directly associated with the restructuring actions taken.

As part of the 2012 restructuring, we incurred expenses in the second quarter of fiscal 2012 totaling $8.5 million, of which $1.5 million represents excess facilities and other costs and $7.0 million represents employee severances and related benefits. We expect to incur additional costs through the remainder of fiscal 2012 and the first half of fiscal 2013. The total cost of the 2012 restructuring is expected to be approximately $3.5 million for excess facilities and other costs and approximately $16.0 million for employee severance and related benefits. As of May 31, 2012, $7.0 million of the $8.5 million expensed in the second quarter of fiscal 2012 remains unpaid. We expect to pay the majority of the remaining liability in the next twelve months, including the additional expenses not yet recorded in the condensed consolidated financial statements.

Revolving Credit Facility

On August 15, 2011, we entered into a credit agreement (the "Credit Agreement") for an unsecured credit facility with J.P. Morgan and other lenders that matures on August 15, 2016, at which time all amounts outstanding must be repaid. The credit facility provides for a revolving line of credit in the amount of $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $20.0 million. The credit facility also permits us to increase the revolving line of credit by up to an additional $75.0 million subject to receiving further commitments from lenders and certain other conditions. We intend to utilize the line of credit for general corporate purposes, including acquisitions, stock repurchases and working capital.

Revolving loans accrue interest at a per annum rate based on our choice of either (i) the LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) the base rate plus a margin ranging from 0.25% to 0.75%, both depending on our consolidated leverage ratio. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus 1/2 of 1.00%, or (iii) the LIBOR rate for a one month interest period plus a margin equal to 1.00%. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, at a per annum rate ranging from 0.25% to 0.35%, depending on our consolidated leverage ratio. The loan origination fee and issuance costs incurred upon consummation of the Credit Agreement will be amortized through interest expense using the effective interest rate method, over the five-year term of the facility. Other customary fees and letter of credit fees may be charged and will be expensed as they are incurred.

Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay, terminate or reduce the loan commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. The Credit Agreement contains customary affirmative and negative covenants. We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of May 31, 2012, there were no amounts outstanding under the revolving line and $0.2 million of letters of credit. We are in compliance with our covenants by a significant margin.

Auction Rate Securities

In addition to the $328.2 million of cash, cash equivalents and short-term investments, we had investments with a fair value of $34.1 million related to auction rate securities (ARS). These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 12 to 31 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.

Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At May 31, 2012, our ARS investments totaled $39.7 million at par value. These ARS are classified as available-for-sale securities.

For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $34.1 million at May 31, 2012, and we have recorded a temporary impairment charge in accumulated other comprehensive loss of $5.5 million to reduce the value of our available-for-sale ARS investments.

We will not be able to access the funds associated with our ARS until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on our condensed consolidated balance sheet at May 31, 2012, with the exception of one ARS with a fair value of $2.7 million which was redeemed by the issuer in the third quarter of fiscal 2012 which we classified as short-term investments on the condensed consolidated balance sheet at May 31, 2012.

Based on our cash, cash equivalents and short-term investments balance of $328.2 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment of these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.

Cash Flows from Operating Activities

	Six Months Ended
(In thousands)	May 31, 2012	May 31, 2011
Net income	$5,581	$38,481
Non-cash reconciling items included in net income	31,742	27,291
Changes in operating assets and liabilities	16,366	23,271
Net cash flows from operating activities	$53,689	$89,043

The decrease in cash generated from operations in the first six months of fiscal 2012 as compared to the first six months of fiscal 2011 was primarily due to lower profitability.

Our gross accounts receivable as of May 31, 2012 decreased by $28.8 million from the end of fiscal 2011, which included the write-off of receivables that had been previously reserved. Days sales outstanding (DSO) in accounts receivable increased year over year by 6 days to 67 days at the end of the second quarter of fiscal 2012 as compared to the end of the second quarter of fiscal 2011 and decreased 6 days from the end of fiscal 2011. We target a DSO range of 60 to 80 days.

Cash Flows from Investing Activities

	Six Months Ended
(In thousands)	May 31, 2012	May 31, 2011
Net investment activity	$19,193	$(36,498)
Purchases of property and equipment	(6,141)	(8,494)
Other investing activities	(52)	(888)
Net cash flows from investing activities	$13,000	$(45,880)

Net cash inflows and outflows of our net investment activity is primarily a result of the timing of our purchases and maturities of securities which are classified as cash equivalents or short-term securities. We purchased $6.1 million of property and equipment in the second quarter of fiscal 2012 as compared to $8.5 million in the second quarter of fiscal 2011. The purchases consisted primarily of computer equipment and software and building and leasehold improvements.

Cash Flows from Financing Activities

	Six Months Ended
(In thousands)	May 31, 2012	May 31, 2011
Issuance of common stock	$20,487	$35,797
Repurchase of common stock	—	(64,899)
Other financing activities	(1,567)	2,515
Net cash flows from financing activities	$18,920	$(26,587)

We received $20.5 million in the first six months of fiscal 2012 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $35.8 million in the first six months of fiscal 2011. In the second quarter of fiscal 2011, we repurchased $64.9 million of our common stock under a previously announced share repurchase plan, which was completed in fiscal 2011.

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

Liquidity Outlook

We believe that existing cash balances, together with funds generated from operations, amounts available under the Credit Agreement and proceeds from potential divestitures, will be sufficient to finance our operations and meet our foreseeable cash requirements (including planned capital expenditures and share repurchases, lease commitments, restructuring obligations and other long-term obligations) through at least the next twelve months.

Revenue Backlog

(In thousands)	May 31, 2012	May 31, 2011
Deferred revenue, primarily related to unexpired maintenance and support contracts	$152,399	$155,110
Multi-year licensing arrangements (1)	21,058	20,887
Open software license orders received but not shipped (1)	—	1,393
Total revenue backlog	$173,457	$177,390

(1)	Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We adopted ASU 2011-04 in our second quarter of fiscal 2012 and have applied the provisions prospectively. The adoption of ASU 2011-04 did not have any impact on our financial position or results of operations, but increased the disclosures included in the notes to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of fiscal 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2011 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We announced a new strategic plan for the company that may be difficult to implement, may not be successful and could adversely impact our business and results of operations. On April 25, 2012, we announced a new strategic plan. Under the Plan, we will combine our OpenEdge, DataDirect and Decision Analytics product lines into a single, cohesive offering. Our Board of Directors has approved the divestiture of the ten non-Core product lines and the commencement of certain operational restructuring initiatives to reduce annual costs. Some or all of these actions may adversely affect our financial condition and operating results, and we may not be able to execute on the plan nor enhance shareholder value. The new strategic plan may also subject our business to additional risks, such as the following:

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

We may encounter difficulties and incur costs in implementing the divestiture plan associated with our non-Core product lines, which could adversely impact our business and results of operations. We may not be able to achieve the full strategic and financial benefits we expect from the divestitures of our non-Core product lines. For example, we may encounter difficulties identifying buyers for certain businesses or be unable to sell businesses identified for divestiture, and there can be no assurance that analysts and investors will place greater value on the company following the divestiture plan. There is no guarantee that the planned divestitures will occur or will not be significantly delayed. Completion of the plan of divestitures is subject to a number of factors. Our divestiture plan may require a substantial amount of management, administrative and operational resources. These demands may distract our employees from the day-to-day operations of our Core product lines. If we are unable to successfully address any of these risks, our business and results of operations may be adversely impacted.

We may be required to record impairment charges against the carrying value of our goodwill and other intangible assets in future periods. As of May 31, 2012, we had goodwill and intangible assets with a net book value of $311.1 million. We test for impairment at least annually and whenever evidence of impairment exists. The carrying value of our goodwill and intangible asset values are measured using a variety of factors, including values of comparable companies, overall stock market and economic data and our own projections of future financial performance. We may be required in the future to record additional impairment charges that could have a material effect on our reported results.

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

101***
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2012 and November 30, 2011; (ii) Condensed Consolidated Statements of Income for the three and six months ended May 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

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

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	July 10, 2012	/s/ JAY H. BHATT
Jay H. Bhatt
President and Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)

Dated:	July 10, 2012	/s/ CHRIS B. ANDERSEN
Chris B. Andersen
Vice President, Corporate Controller and
Chief Accounting Officer
(Principal Accounting Officer)