Form 10-Q
period 2012-08-31
PROGRESS SOFTWARE CORP /MA
filed 2012-10-10
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2012

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
Yes  ☐ No  ☒
As of October 2, 2012, there were 63,908,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE NINE MONTHS ENDED AUGUST 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	August 31, 2012	November 30, 2011
Assets
Current assets:
Cash and cash equivalents	$294,398	$161,095
Short-term investments	57,809	100,321
Total cash, cash equivalents and short-term investments	352,207	261,416
Accounts receivable (less allowances of $3,375 in 2012 and $6,683 in 2011)	75,849	110,927
Other current assets	26,863	22,110
Deferred tax assets	10,105	13,458
Assets held for sale	6,731	—
Total current assets	471,755	407,911
Property and equipment, net	64,479	66,206
Intangible assets, net	47,676	64,408
Goodwill	252,735	256,211
Deferred tax assets	32,808	30,361
Investments in auction rate securities	31,285	33,539
Other assets	5,588	5,627
Total assets	$906,326	$864,263
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$357
Accounts payable	4,827	7,039
Accrued compensation and related taxes	35,967	31,245
Income taxes payable	4,171	6,048
Other accrued liabilities	37,630	35,728
Short-term deferred revenue	129,606	145,727
Liabilities held for sale	5,265	—
Total current liabilities	217,466	226,144
Long-term deferred revenue	5,343	6,619
Deferred tax liabilities	1,499	1,533
Other noncurrent liabilities	2,574	4,857
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 63,595,485 shares in 2012 and 61,788,629 shares in 2011	352,773	309,221
Retained earnings, including accumulated other comprehensive loss of $12,292 in 2012 and $11,653 in 2011	326,671	315,889
Total shareholders’ equity	679,444	625,110
Total liabilities and shareholders’ equity	$906,326	$864,263
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Revenue:
Software licenses	$30,983	$38,713	$102,148	$135,466
Maintenance and services	76,190	85,798	235,010	250,905
Total revenue	107,173	124,511	337,158	386,371
Costs of revenue:
Cost of software licenses	1,927	2,321	6,488	7,023
Cost of maintenance and services	14,666	18,557	49,267	52,648
Amortization of acquired intangibles	3,648	3,966	11,013	11,871
Total costs of revenue	20,241	24,844	66,768	71,542
Gross profit	86,932	99,667	270,390	314,829
Operating expenses:
Sales and marketing	33,034	43,661	118,058	130,030
Product development	20,949	18,106	63,591	57,491
General and administrative	14,428	20,342	47,949	45,937
Amortization of acquired intangibles	1,737	1,909	5,270	6,108
Restructuring expenses	2,787	1,369	11,175	4,627
Acquisition-related expenses	—	—	215	—
Total operating expenses	72,935	85,387	246,258	244,193
Income from operations	13,997	14,280	24,132	70,636
Other income (expense):
Interest income and other	1,017	310	2,356	1,612
Foreign currency loss, net	(660)	(1,083)	(1,474)	(2,215)
Total other income (expense), net	357	(773)	882	(603)
Income from continuing operations before income taxes	14,354	13,507	25,014	70,033
Provision for income taxes	6,378	3,919	10,157	21,536
Income from continuing operations	7,976	9,588	14,857	48,497
Loss from discontinued operations, net	(2,138)	(529)	(3,438)	(1,043)
Net income	$5,838	$9,059	$11,419	$47,454
Earnings per share:
Basic:
Continuing operations	$0.13	$0.15	$0.24	$0.73
Discontinued operations	(0.03)	(0.01)	(0.05)	(0.02)
Net income per share	$0.09	$0.14	$0.18	$0.71
Diluted:
Continuing operations	$0.12	$0.14	$0.23	$0.71
Discontinued operations	(0.03)	(0.01)	(0.05)	(0.02)
Net income per share	$0.09	$0.13	$0.18	$0.69
Weighted average shares outstanding:
Basic	63,469	65,861	62,888	66,581
Diluted	64,105	67,280	63,795	68,728
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	August 31, 2012	August 31, 2011
Cash flows from operating activities:
Net income	$11,419	$47,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,990	6,569
Amortization of acquired intangibles and other	18,379	18,064
Stock-based compensation	21,504	18,755
Asset impairment	875	—
Deferred income taxes	888	(3,768)
Tax benefit from stock plans	563	5,945
Excess tax benefit from stock plans	(1,338)	(3,998)
Allowances for accounts receivable	774	—
Changes in operating assets and liabilities:
Accounts receivable	30,250	40,255
Other assets	(5,412)	4,244
Accounts payable and accrued liabilities	4,201	(27,240)
Income taxes payable and uncertain tax positions	(2,760)	11,093
Deferred revenue	(10,619)	755
Net cash flows from operating activities	75,714	118,128
Cash flows from investing activities:
Purchases of investments	(27,924)	(105,125)
Sales and maturities of investments	70,185	50,435
Redemptions at par by issuers of auction rate securities	2,925	6,300
Purchases of property and equipment	(6,606)	(13,956)
Increase in other noncurrent assets	247	(814)
Net cash flows from investing activities	38,827	(63,160)
Cash flows from financing activities:
Proceeds from stock-based compensation plans	24,284	41,496
Purchases of common stock related to withholding taxes from the issuance of restricted stock units	(2,681)	(1,720)
Repurchases of common stock	—	(134,892)
Excess tax benefit from stock plans	1,338	3,998
Payment of long-term debt	(357)	(276)
Payment of issuance costs for revolving line of credit	—	(752)
Net cash flows from financing activities	22,584	(92,146)
Effect of exchange rate changes on cash	(3,822)	8,388
Net increase (decrease) in cash and cash equivalents	133,303	(28,790)
Cash and cash equivalents, beginning of period	161,095	286,559
Cash and cash equivalents, end of period	$294,398	$257,769
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $632 in 2012 and $8,441 in 2011	$13,912	$7,696
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

During the second quarter of fiscal 2012, we announced a new strategic plan (the "Plan"). Under the Plan, we will combine our OpenEdge, DataDirect Connect and Decision Analytics (comprised of Apama, Corticon and the Progress Control Tower) product lines ("Core" product lines) into a single, cohesive offering and provide a next generation application development and deployment platform in the Application Platform-as-a-Service (aPaaS) market. Also as part of the Plan, we have commenced certain operational restructuring initiatives and the divestiture of the ten non-core product lines: Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic ("non-Core" product lines). As of August 31, 2012, we have not yet met the criteria for reporting the non-Core product lines as either held for sale or as discontinued operations, with the exception of the FuseSource product line (Note 6).

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

Immaterial Correction of Prior Period Amounts

In the third quarter of fiscal 2012, in connection with the filing of our Federal income tax return, we undertook a review of our income taxes payable. As part of the review, we identified errors relating to prior fiscal year financial statements. The errors relate to incorrect entries to income taxes payable as part of accounting for uncertain tax positions, purchase accounting, accounting for deferred tax assets and return to provision adjustments and had the cumulative impact of overstating income taxes payable, goodwill, deferred tax assets and the provision for income taxes in prior periods.

The errors are immaterial to all annual and quarterly periods previously presented. However, because the cumulative impact of the errors would have been significant to the current period condensed consolidated statement of income if corrected in the current period, we have corrected the prior period financial statements to reflect the corrections in the periods they occurred.

The effect of the corrections to the condensed consolidated balance sheet as of November 30, 2011, is as follows (in thousands):

	As Previously Reported (1)	Adjustment	As Corrected
Assets:
Other current assets	$21,143	$967	$22,110
Deferred tax assets	14,291	(833)	13,458
Total current assets	407,777	134	407,911
Goodwill	257,824	(1,613)	256,211
Total assets	865,742	(1,479)	864,263
Liabilities and shareholders’ equity:
Income taxes payable	11,412	(5,364)	6,048
Total current liabilities	231,508	(5,364)	226,144
Other noncurrent liabilities	3,782	1,075	4,857
Retained earnings, including accumulated other comprehensive loss	313,079	2,810	315,889
Total shareholders’ equity	622,300	2,810	625,110
Total liabilities and shareholders’ equity	865,742	(1,479)	864,263

(1)	The condensed consolidated balance sheet as of November 30, 2011 was revised in previous filings to reflect purchase accounting measurement period adjustments (Note 7).

The effect of the corrections to the condensed consolidated statements of income for the three and nine months ended August 31, 2011, is as follows (in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	As Previously Reported (1)	Adjustment	As Corrected	As Previously Reported (1)	Adjustment	As Corrected

Provision for income taxes	$4,377	$(458)	$3,919	$21,909	$(373)	$21,536
Income from continuing operations	9,130	458	9,588	48,124	373	48,497
Net income	8,601	458	9,059	47,081	373	47,454

Earnings per share:
Basic:
Continuing operations	0.14	0.01	0.15	0.72	0.01	0.73
Net income per share	0.13	0.01	0.14	0.71	0.01	0.71
Diluted:
Continuing operations	0.14	0.01	0.14	0.70	0.01	0.71
Net income per share	0.13	0.01	0.13	0.69	0.01	0.69

(1)	The condensed consolidated statements of income for the three and nine months ended August 31, 2011 have been revised to reflect the impact of discontinued operations (Note 6).

The effect of the corrections to the condensed consolidated statements of cash flows for the nine months ended August 31, 2011, is as follows (in thousands):

	As Previously Reported	Adjustment	As Corrected
Cash flows from operating activities:
Net income	$47,081	$373	$47,454
Changes in operating assets and liabilities:
Income taxes payable and uncertain tax positions	11,466	(373)	11,093

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The adoption of ASU 2011-08 is not anticipated to have any impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. The adoption of ASU 2011-05 and ASU 2011-12 is not anticipated to have any impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We adopted ASU 2011-04 in our second quarter of fiscal 2012 and have applied the provisions prospectively. The adoption of ASU 2011-04 did not have any impact on our financial position, results of operations or cash flows, but increased the disclosures included in the notes to the condensed consolidated financial statements.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at August 31, 2012 is as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$169,249	$—	$—	$169,249
Money market funds	125,149	—	—	125,149
State and municipal bond obligations	53,586	300	(4)	53,882
Auction rate securities – municipal bonds	27,175	—	(3,821)	23,354
Auction rate securities – student loans	9,800	—	(1,869)	7,931
Corporate bonds	3,928	—	(1)	3,927
Total	$388,887	$300	$(5,695)	$383,492

A summary of our cash, cash equivalents and trading and available-for-sale investments at November 30, 2011 is as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$134,890	$—	$—	$134,890
Money market funds	24,220	—	—	24,220
State and municipal bond obligations	84,193	221	(16)	84,398
Brazilian mutual funds	15,346	—	—	15,346
Auction rate securities – municipal bonds	27,200	—	(4,269)	22,931
Auction rate securities – student loans	12,700	—	(2,092)	10,608
Corporate bonds	2,562	—	—	2,562
Total	$301,111	$221	$(6,377)	$294,955

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	August 31, 2012			November 30, 2011
	Cash and Equivalents	Short-Term Investments	Long-Term Investments	Cash and Equivalents	Short-Term Investments	Long-Term Investments
Cash	$169,249	$—	$—	$134,890	$—	$—
Money market funds	125,149	—	—	24,220	—	—
State and municipal bond obligations	—	53,882	—	1,985	82,413	—
Brazilian mutual funds	—	—	—	—	15,346	—
Auction rate securities – municipal bonds	—	—	23,354	—	—	22,931
Auction rate securities – student loans	—	—	7,931	—	—	10,608
Corporate bonds	—	3,927	—	—	2,562	—
Total	$294,398	$57,809	$31,285	$161,095	$100,321	$33,539

For each of the auction rate securities (ARS), we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $31.3 million and $33.5 million at August 31, 2012 and November 30, 2011, respectively. The temporary impairment recorded in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $5.7 million and $6.4 million at August 31, 2012 and November 30, 2011, respectively.

We will not be able to access the funds associated with our ARS investments until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the condensed consolidated balance sheets at August 31, 2012 and November 30, 2011.

Based on our cash, cash equivalents and short-term investments balance of $352.2 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment of these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.

The fair value of debt securities by contractual maturity is as follows (in thousands):

	August 31, 2012	November 30, 2011
Due in one year or less (1)	$60,959	$104,620
Due after one year	28,135	31,225
Total	$89,094	$135,845

(1)
Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 12 to 31 years.

Investments with continuous unrealized losses and their related fair values are as follows at August 31, 2012 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bond obligations	$10,980	$(4)	$—	$—	$10,980	$(4)
Auction rate securities – municipal bonds	—	—	23,354	(3,821)	23,354	(3,821)
Auction rate securities – student loans	—	—	7,931	(1,869)	7,931	(1,869)
Corporate bonds	2,618	(1)	—	—	2,618	(1)
Total	$13,598	$(5)	$31,285	$(5,690)	$44,883	$(5,695)

Investments with continuous unrealized losses and their related fair values are as follows at November 30, 2011 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bond obligations	$24,585	$(16)	$—	$—	$24,585	$(16)
Auction rate securities – municipal bonds	—	—	22,931	(4,269)	22,931	(4,269)
Auction rate securities – student loans	—	—	10,608	(2,092)	10,608	(2,092)
Total	$24,585	$(16)	$33,539	$(6,361)	$58,124	$(6,377)

The unrealized losses associated with state and municipal bond obligations and corporate bonds are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of August 31, 2012.

Note 3: Derivative Instruments

We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. All foreign currency option contracts are recorded at fair value in other current assets on the condensed consolidated balance sheets at the end of each reporting period and expire within one year. In the three and nine months ended August 31, 2011, mark-to-market losses of less than $0.1 million and $0.5 million, respectively, on foreign currency option contracts were recorded in other income (expense) in the condensed consolidated statements of income. We did not hold any option contracts during the first nine months of fiscal 2012.

We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the condensed consolidated balance sheets at the end of each reporting period and expire within 90 days. In the three and nine months ended August 31, 2012 and 2011, realized and unrealized losses of $0.3 million, $0.0 million, $0.6 million and $2.6 million, respectively, from our forward contracts were recognized in other income (expense) in the condensed consolidated statements of income. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	August 31, 2012		November 30, 2011
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$5,773	$(16)	$2,180	$(54)
Forward contracts to purchase U.S. dollars	20,448	(72)	36,275	106
Total	$26,221	$(88)	$38,455	$52

Note 4: Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets at August 31, 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$125,149	$125,149	$—	$—
State and municipal bond obligations	53,882	—	53,882	—
Auction rate securities – municipal bonds	23,354	—	—	23,354
Auction rate securities – student loans	7,931	—	—	7,931
Corporate bonds	3,927	—	3,927	—
Foreign exchange derivatives	(88)	—	(88)	—

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2011 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$24,220	$24,220	$—	$—
State and municipal bond obligations	84,398	—	84,398	—
Brazilian mutual funds	15,346	15,346	—	—
Auction rate securities – municipal bonds	22,931	—	—	22,931
Auction rate securities – student loans	10,608	—	—	10,608
Corporate bonds	2,562	—	2,562	—
Foreign exchange derivatives	52	—	52	—

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

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Balance, beginning of period	$31,448	$34,784	$33,539	$39,643
Redemptions and repurchases	—	(100)	(225)	(6,300)
Transfer to Level 2 fair value measurement	—	—	(2,700)	—
Unrealized (losses) gains included in accumulated other comprehensive loss	(163)	(218)	671	1,123
Balance, end of period	$31,285	$34,466	$31,285	$34,466

During the second quarter of fiscal 2012, we received a redemption notice for one of our ARS at par value. We transferred the ARS to a Level 2 fair value measurement, as the value at the end of the second quarter was based on observable inputs. The ARS was redeemed in the third quarter of fiscal 2012.

Note 5: Goodwill

During the third quarter of fiscal 2012, in furtherance of the Plan, we changed the structure of our internal organization and the way we manage our business. As a result, our reportable segment information has been restated to reflect the current structure (Note 16). Our evaluation of reporting units has also been reassessed and changed to reflect the current structure and operations. During the third quarter of fiscal 2012, we reassigned goodwill to the new reporting units and reportable segments based on the relative fair values of the reporting units. This resulted in goodwill of $225.9 million being assigned to our Core segment and $30.0 million being assigned to our non-Core segment.

In connection with the reassignment of goodwill to our new reporting units, we determined an impairment triggering event occurred that required us to perform an interim goodwill impairment test. We performed the test for both our old and new reporting units to ensure no impairment existed prior to the reassignment of goodwill or resulted after the reassignment of goodwill. The tests indicated that our reporting units under our old and new structures had estimated fair values that were in excess of their carrying values, and thus, no impairment was present.

We valued our reporting units for purposes of our goodwill impairment test and reassignment of our goodwill to the new reporting units using a market and income approach. However, a market approach was more heavily weighted to value the non-Core reporting unit given the current intentions to divest the non-Core product lines in furtherance of the Plan.

The change in value of our goodwill since November 30, 2011 is the result of foreign currency translations, the finalization of purchase accounting measurement period adjustments (Note 7), goodwill transfered to assets held for sale (Note 6) and the immaterial errors identified as part of our income taxes payable analysis (Note 1).

Note 6: Divestiture

In the third quarter of fiscal 2012, we entered into a definitive purchase and sale agreement to divest our FuseSource product line to Red Hat, Inc. The divestiture of the FuseSource product line is in furtherance of the Plan. The sale closed in September 2012, subsequent to our fiscal third quarter end, for a total price of $21.3 million. As of the end of the fiscal third quarter of 2012, we met the requirements to classify the FuseSource product line as both held for sale and discontinued operations in the condensed consolidated financial statements.

The assets and liabilities being sold to Red Hat, Inc. are classified as assets and liabilities held for sale on the condensed consolidated balance sheet as of August 31, 2012 and are recorded at the lower of their carrying values or fair values less costs to sell. The major categories of the assets and liabilities held for sale are as follows (in thousands):

Assets:
Accounts receivable	$2,875
Other current assets	100
Goodwill	3,317
Other long-term assets	439
Total assets held for sale	$6,731
Liabilities:
Deferred revenue	$5,265
Total liabilities held for sale	$5,265

Revenues and direct expenses of the FuseSource product line have been reclassified as discontinued operations for all periods presented. The components included in discontinued operations on the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Revenue	$4,808	$3,823	$13,844	$10,884
Loss before income taxes	(3,687)	(769)	(5,706)	(1,600)
Income tax benefit	1,549	240	2,268	557
Loss from discontinued operations, net	$(2,138)	$(529)	$(3,438)	$(1,043)

Note 7: Business Combinations

On October 26, 2011, we acquired all of the equity interests in Corticon Technologies, Inc. (Corticon), a privately held business enterprise software company based in Redwood City, California, for $23.0 million. Corticon is a business rules management system vendor that enables organizations to make better, faster decisions by automating business rules. The Corticon products became part of our Enterprise Business Solutions segment and are now included in our Core segment. The purpose of the acquisition was to expand the product offerings within the Enterprise Business Solutions segment. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Corticon are included in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

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

Note 8: Line of Credit

Our credit facility provides for a revolving line of credit in the amount of $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $20.0 million. The credit facility also permits us to increase the revolving line of credit by up to an additional $75.0 million subject to receiving further commitments from lenders and certain other conditions. As of August 31, 2012, there were no amounts outstanding under the revolving line and $0.2 million of letters of credit.

Note 9: Contingencies

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material effect on our financial position, results of operations or cash flows.

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

Note 10: Common Stock Repurchases

During the second quarter of fiscal 2012, in conjunction with the Plan, the Board of Directors authorized a $350.0 million return of capital to shareholders in the form of share repurchases through fiscal 2013. We did not repurchase any shares of our common stock in the nine months ended August 31, 2012.

We repurchased and retired 5,154,000 shares of our common stock for $134.9 million in the nine months ended August 31, 2011 as part of a prior share repurchase program. The prior program was completed in fiscal 2011.

Note 11: Stock-Based Compensation

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

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Cost of software licenses	$2	$—	$7	$7
Cost of maintenance and services	382	413	1,418	775
Sales and marketing	1,626	1,916	5,418	4,073
Product development	2,089	1,270	5,630	3,770
General and administrative	3,040	5,769	8,247	9,927
Stock-based compensation from continuing operations	7,139	9,368	20,720	18,552
Loss from discontinued operations, net	605	100	784	203
Total stock-based compensation	$7,744	$9,468	$21,504	$18,755

During fiscal 2012, the employment of three of our executives terminated. As part of the separation agreements, the executives were entitled to accelerated vesting of certain stock-based awards. Due to the separation and accelerated vesting, we recognized additional stock-based compensation of $1.8 million in the nine months ended August 31, 2012.

Note 12: Comprehensive Income

The components of comprehensive income include, in addition to net income, foreign currency translation adjustments and unrealized gains and losses on investments. The following table provides the composition of comprehensive income on an interim basis (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Net income	$5,838	$9,059	$11,419	$47,454
Foreign currency translation adjustments	658	134	(1,365)	5,086
Unrealized (losses) gains on investments	(93)	(100)	726	942
Total comprehensive income	$6,403	$9,093	$10,780	$53,482

Note 13: Restructuring Charges

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

As part of the 2012 restructuring, we incurred expenses in the first nine months of fiscal 2012 totaling $13.7 million, of which $2.0 million represents excess facilities and other costs and $11.7 million represents employee severances and related benefits. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income, with the exception of $2.5 million included in loss from discontinued operations. We expect to incur additional costs through the remainder of fiscal 2012 and the first half of fiscal 2013. The total cost of the 2012 restructuring is expected to be approximately $3.5 million for excess facilities and other costs and approximately $16.0 million for employee severance and related benefits.

A summary of activity for the 2012 restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2011	$—	$—	$—
Costs incurred	1,967	11,738	13,705
Cash disbursements	(597)	(4,691)	(5,288)
Asset impairment	(875)	—	(875)
Translation adjustments and other	—	(13)	(13)
Balance, August 31, 2012	$495	$7,034	$7,529

Cash disbursements under the 2012 restructuring are expected to be made through the first three quarters of fiscal 2013. The short-term portion of the restructuring reserve of $7.3 million is included in other accrued liabilities and the long-term portion of $0.2 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at August 31, 2012.

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

As part of the 2010 restructuring activities, we recorded cumulative expenses totaling $44.6 million, of which $9.3 million represents excess facilities and other costs and $35.3 million represents employee severances and related benefits. There were no charges to restructuring expense in the first nine months of fiscal 2012 related to the 2010 activities and we do not expect to incur additional expenses related to these activities. The expenses are recorded as restructuring expense in the condensed consolidated statements of income.

A summary of activity for the 2010 restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2011	$4,913	$698	$5,611
Cash disbursements	(2,067)	(272)	(2,339)
Translation adjustments and other	110	5	115
Balance, August 31, 2012	$2,956	$431	$3,387

Cash disbursements for excess facilities costs are presented net of proceeds received from sublease agreements. The balance of the excess facilities and related costs is expected to be paid over a period of time ending in fiscal 2013. The balance of the employee severance and related benefits is expected to be paid over a period of time ending in December 2012. The restructuring reserve of $3.4 million is included in other accrued liabilities on the condensed consolidated balance sheet at August 31, 2012.

Note 14: Income Taxes

Our income tax provision for the third quarter of fiscal 2012 and 2011 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

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

Note 15: Earnings Per Share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, restricted stock units and deferred stock units, using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share from continuing operations on an interim basis (in thousands, expect per share data):

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Income from continuing operations	$7,976	$9,588	$14,857	$48,497
Weighted average shares outstanding	63,469	65,861	62,888	66,581
Dilutive impact from common stock equivalents	636	1,419	907	2,147
Diluted weighted average shares outstanding	64,105	67,280	63,795	68,728
Basic earnings per share from continuing operations	$0.13	$0.15	$0.24	$0.73
Diluted earnings per share from continuing operations	$0.12	$0.14	$0.23	$0.71

We excluded stock awards representing approximately 4,877,000 shares, 4,071,000 shares, 3,098,000 shares and 1,386,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2012 and 2011, respectively, because these awards were anti-dilutive.

Note 16: Segment Information

Operating segments, as defined under GAAP, are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. We internally report results to our chief operating decision maker on both a product group basis and a functional basis. Our product groups represent our reportable segments for financial reporting purposes. However, our organization is managed primarily on a functional basis. We assign dedicated costs and expenses directly to each segment and utilize an allocation methodology to assign all other costs and expenses, primarily general and administrative, to each segment. We do not manage our assets or capital expenditures by segment or assign other income and income taxes to segments. We manage and report such items on a consolidated company basis. Our chief operating decision maker is our Chief

Executive Officer.

In the third quarter of fiscal 2012, as part of the Plan, we changed the structure of our internal organization and the way we manage our business (Note 1). Beginning in the third quarter of fiscal 2012, our internal reporting includes the following segments, each of which meet the criteria of a reportable segment: (1) the Core segment, which includes the OpenEdge, DataDirect Connect and Decision Analytics (comprised of Apama, Corticon and the Progress Control Tower) product lines; and (2) the non-Core segment, which includes the Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic product lines. The segment information for the prior periods presented has been restated to reflect the change in our reportable segments.

The following table provides revenue and income from operations for our reportable segments on an interim basis (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Revenue:
Core segment	$78,317	$88,683	$243,934	$267,160
Non-Core segment	28,856	35,828	93,224	119,211
Total revenue	$107,173	$124,511	$337,158	$386,371
Income (loss) from operations:
Core segment	$20,461	$39,327	$84,066	$119,192
Non-Core segment	8,868	(8,239)	(7,382)	(6,344)
Unallocated items:
Amortization of acquired intangibles	(5,385)	(5,875)	(16,283)	(17,979)
Stock-based compensation	(7,139)	(9,368)	(20,720)	(18,552)
Transition expenses	—	(196)	—	(1,054)
Restructuring expenses	(2,787)	(1,369)	(11,175)	(4,627)
Acquisition-related expenses	—	—	(215)	—
Litigation settlement	—	—	(900)	—
Proxy contest-related costs	(21)	—	(3,259)	—
Total income from operations	$13,997	$14,280	$24,132	$70,636

Unallocated items are excluded from segment income from operations, as such amounts are not deducted from internal measurements of income from operations and are not allocated to our reportable segments.

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

	Three Months Ended		Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
North America	$54,032	$56,445	$161,613	$175,496
EMEA	37,472	47,376	123,120	150,515
Latin America	8,167	10,411	25,781	28,984
Asia Pacific	7,502	10,279	26,644	31,376
Total revenue	$107,173	$124,511	$337,158	$386,371

Note 17: Subsequent Events

In October 2012, we entered into a definitive purchase and sale agreement to divest our Shadow product line to Rocket Software, Inc. Subject to customary closing conditions, the divestiture is expected to close in the fourth quarter of fiscal 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are various factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: the receipt and shipment of new orders; the timely release and market acceptance of new products and/or enhancements to our existing products; the growth rates of certain market segments; the positioning of our products in those market segments; the customer demand and acceptance of any new product initiative; variations in the demand for professional services and technical support; pricing pressures and the competitive environment in the software industry; the continued uncertainty in the U.S. and international economies, which could result in fewer sales of our products and may otherwise harm our business; business and consumer use of the Internet; our ability to complete and integrate acquisitions; our ability to realize the expected benefits and anticipated synergies from acquired businesses; our ability to penetrate international markets and manage our international operations; our ability to execute on the strategic and operational initiatives we are currently undertaking, including any resulting disruption to our business, employees, customers and the manner in which we finance our operations; our ability to execute and complete divestitures in accordance with our divestiture plan; our ability to absorb allocated costs, primarily general and administrative, into the Core segment as divestitures occur; disruptions that may result from the departure of our Chief Executive Officer; and those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, the Quarterly Reports on Form 10-Q for the quarters ended May 31, 2012 and February 29, 2012, and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Overview

We are a global software company that simplifies and enables the development, deployment and management of business applications on-premise or on any Cloud, on any platform and on any device with minimal IT complexity and low total cost of ownership. We are currently taking steps to implement the strategic plan (the "Plan") we announced during the second quarter of fiscal 2012. Under the Plan, we intend to become a leading provider of next-generation, context-aware application development and deployment platform in the Cloud for the Application Platform-as-a-Service (aPaas) market by investing in our OpenEdge, DataDirect Connect and Decision Analytics product lines ("Core" product lines) and integrating them into a single, cohesive offering.

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

In addition to the initiatives above, in the first phase of our Plan, we are also executing on cost reductions, including a net $40.0 million reduction in budgeted 2012 expense run rate by consolidating facilities, implementing a simplified organizational structure and reducing the global workforce by approximately 10% to 15%. We also intend to repurchase at least $350.0 million of our common stock through fiscal 2013.

Through the filing of this quarterly report, we achieved a number of the steps needed to execute on our initiatives under the Plan.

•
In the second fiscal quarter of 2012, we entered into a definitive purchase and sale agreement to divest our FuseSource product line to Red Hat, Inc. The transaction closed in September 2012, after the end of our fiscal third quarter, for a total purchase price of $21.3 million. In October 2012, we entered into a definitive purchase and sale agreement to divest our Shadow product line to Rocket Software, Inc. Subject to customary closing conditions, we expect the divestiture to close in the fourth quarter of fiscal 2012. The process of identifying buyers and working with interested parties is continuing with respect to the remainder of our non-Core product lines.

•
In the first nine months of fiscal 2012, we recorded $13.7 million in restructuring expenses in furtherance of our cost reduction plans. This charge includes $11.7 million in severance and other employee benefits associated with the reduction of 11% of our workforce. Further cost reduction measures are expected to be recorded through the remainder of fiscal 2012 and the first half of fiscal 2013 to achieve our cost reduction goals.

In the third quarter of fiscal 2012, as part of the Plan, we changed the structure of our internal organization and the way we manage our business. Beginning in the third quarter of fiscal 2012, our internal reporting includes two segments: (1) the Core segment, which includes the OpenEdge, DataDirect Connect and Decision Analytics (comprised of Apama, Corticon and the Progress Control Tower) product lines; and (2) the non-Core segment, which includes the Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic product lines. Our segments represent our product groups, however, our organization is managed primarily on a functional basis. We assign dedicated costs and expenses directly to each segment and utilize an allocation methodology to assign all other costs and expenses, primarily general and administrative, to each segment.

Our financial results for the first nine months of fiscal 2012 were adversely impacted by factors connected to the planning, announcement and execution of the Plan, including the undertaking of large restructuring efforts and the marketing for divestiture of non-Core products. These factors contributed to a very uncertain environment for our company, partners, customers and employees. In particular, during the second and third quarters of fiscal 2012, purchasing decisions were delayed, causing deal slippage at a greater rate than usual. This was caused both by uncertainty surrounding the Plan and generally deteriorating macroeconomic conditions, primarily in Europe.

Investments to improve the Core business were also initiated late during the second quarter of fiscal 2012, and will require time to impact performance. Until these investments are realized, our operating margins will be adversely impacted. In addition, the new business focus and new strategy has required us to restructure our organization and the way we go to market, how we think about and implement product roadmaps and how we operate and report our financial results, all of which caused additional disruption.

With respect to our non-Core products, although we continue to focus our efforts on selling these products, revenue from these product lines dropped significantly during the first nine months of fiscal 2012 and we expect future declines in subsequent quarters until we divest the remaining product lines. Any such declines will adversely impact our results and we cannot give any assurance as to the timing of the completion of the divestitures, if at all. Furthermore, our operating performance will be adversely impacted by temporarily higher expense levels as we transition away from the non-Core portfolio.

We expect all of the disruptions caused by the Plan to continue in the fourth quarter of fiscal 2012.

On October 8, 2012, we announced that Jay H. Bhatt plans to step down as President and Chief Executive Officer and as Director, on December 7, 2012.  Mr. Bhatt will continue in his roles until December 7, 2012.  Our Board of Directors has initiated a search process and retained an executive search firm to identify a new President and Chief Executive Officer.   In light of this announcement, we expect disruption caused by the transition on our business, implementation of the Plan and operating results.

The U.S. and many foreign economies continue to experience uncertainty driven by varying macroeconomic conditions and recovery remains uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, including the European sovereign debt markets and volatility in various markets including the financial services sector. We have been adversely impacted by these conditions as some customers have delayed software investments in response to this macroeconomic uncertainty. The continuation of this climate could cause our customers to further delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us. We expect these macroeconomic conditions to continue in the fourth quarter of fiscal 2012, most particularly in Europe, the Middle East and Africa (EMEA).

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. We expect to be negatively impacted by weaker currencies in EMEA during the fourth quarter of fiscal 2012.

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

During the third quarter of fiscal 2012, there were no significant changes to our critical accounting policies and estimates, except as described below. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2011 for a more complete discussion of our critical accounting policies and estimates.

Goodwill Impairment

We have goodwill of $252.7 million at August 31, 2012, which excludes $3.3 million of goodwill held for sale as part of the FuseSource product line divestiture. We assess the impairment of goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We would record an impairment charge if such an assessment were to indicate that the fair value of the asset was less than the carrying value. When we evaluate potential impairments outside of our annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price or in the value of one of our reporting units for a sustained period of time.

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

During the third quarter of fiscal 2012, in furtherance of the Plan, we changed the structure of our internal organization and the way we manage our business. As a result, our reportable segment information has been restated to reflect the current structure. Our evaluation of reporting units has also been reassessed and changed to reflect the current structure and operations. During the third quarter of fiscal 2012, we reassigned goodwill to the new reporting units and reportable segments based on the relative fair values of the reporting units.

In connection with the reassignment of goodwill to our new reporting units, we determined an impairment triggering event occurred that required us to perform an interim goodwill impairment test. We performed the test for both our old and new reporting units to ensure no impairment existed prior to the reassignment of goodwill or resulted after the reassignment of goodwill. The tests indicated that our reporting units under our old and new structures had estimated fair values that were in excess of their carrying values, and thus, no impairment was present. The fair values of our reporting units under our new segment structure are substantially in excess of their carrying values. As the organization continues to evolve under the Plan, we may have a change in reporting units in future periods, which could trigger additional interim impairment tests.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Percentage Change
	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011
Revenue:
Software licenses	29%	31%	30%	35%	(20)%	(25)%
Maintenance and services	71	69	70	65	(11)	(6)
Total revenue	100	100	100	100	(14)	(13)
Costs of revenue:
Cost of software licenses	2	2	2	2	(17)	(8)
Cost of maintenance and services	14	15	15	14	(21)	(6)
Amortization of acquired intangibles	3	3	3	3	(8)	(7)
Total costs of revenue	19	20	20	19	(19)	(7)
Gross profit	81	80	80	81	(13)	(14)
Operating expenses:
Sales and marketing	31	35	35	34	(24)	(9)
Product development	19	15	19	15	16	11
General and administrative	13	16	14	12	(29)	4
Amortization of acquired intangibles	2	2	2	1	(9)	(14)
Restructuring expenses	3	1	3	1	*	*
Acquisition-related expenses	—	—	—	—	*	*
Total operating expenses	68	69	73	63	(15)	1
Income from operations	13	11	7	18	(2)	(66)
Other income (expense)	—	(1)	—	—	146	246
Income from continuing operations before income taxes	13	10	7	18	6	(64)
Provision for income taxes	6	3	3	6	63	(53)
Income from continuing operations	7	7	4	12	(17)	(69)
Loss from discontinued operations, net	(2)	—	(1)	—	304	230
Net income	5%	7%	3%	12%	(36)%	(76)%

*	not meaningful

Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2012	August 31, 2011	As Reported	Constant Currency
License	$30,983	$38,713	(20)%	(16)%
Maintenance	69,271	74,710	(7)	(1)
Professional services	6,919	11,088	(38)	(34)
Total revenue	$107,173	$124,511	(14)%	(9)%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2012	August 31, 2011	As Reported	Constant Currency
License	$102,148	$135,466	(25)%	(22)%
Maintenance	210,237	218,815	(4)	(1)
Professional services	24,773	32,090	(23)	(20)
Total revenue	$337,158	$386,371	(13)%	(10)%

Total revenue decreased $17.3 million, or 9% on a constant currency basis and 14% using actual exchange rates, in the third quarter of fiscal 2012 as compared to the same quarter last year and decreased $49.2 million, or 10% on a constant currency basis and 13% using actual exchange rates, in the first nine months of fiscal 2012 as compared to the same period in the prior year. The decline was primarily a result of decreases in license and professional services revenue. The revenue performance in the third quarter and first nine months of fiscal 2012 was impacted by the planning for and announcement of our Plan on our employees, customers and partners. Given the uncertainties and concerns that resulted from the Plan, our go-to-market focus and momentum was disrupted, and our execution suffered as a result. In the market place, we saw purchasing decisions delayed and we saw deal slippage at a greater rate than normal. We believe this was caused both by uncertainty surrounding our Plan and generally deteriorating macroeconomic conditions, primarily in Europe.

Total software license revenue decreased $7.7 million, 20%, in the third quarter of fiscal 2012 as compared to the same quarter last year, and decreased $33.3 million, or 25%, in the first nine months of fiscal 2012 as compared to the same period last year. The decrease in license revenue is due to the disruption from our Plan and also a number of large non-recurring direct deals, particularly in EMEA, in the first half of fiscal 2011 as compared to the same period in fiscal 2012.

Maintenance and services revenue decreased $9.6 million, or 11%, in the third quarter of fiscal 2012 as compared to the same quarter last year. Maintenance revenue decreased 7% and professional services revenue decreased 38% in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011. Maintenance and services revenue decreased $15.9 million, or 6%, in the first nine months of fiscal 2012 as compared to the same period last year. Maintenance revenue decreased 4% and professional services revenue decreased 23% in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011.

Changes in prices from fiscal 2011 to 2012 did not have a significant impact on our revenue. Changes in foreign currency exchange rates negatively impacted our reported revenues.

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2012	August 31, 2011	As Reported	Constant Currency
Core segment	$78,317	$88,683	(12)%	(6)%
Non-Core segment	28,856	35,828	(19)	(16)
Total revenue	$107,173	$124,511	(14)%	(9)%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2012	August 31, 2011	As Reported	Constant Currency
Core segment	$243,934	$267,160	(9)%	(5)%
Non-Core segment	93,224	119,211	(22)	(20)
Total revenue	$337,158	$386,371	(13)%	(10)%

During the third quarter of fiscal 2012 as compared to the same quarter last year, revenue from our Core segment decreased $10.4 million, or 6% on a constant currency basis and 12% using actual exchange rates, and revenue from our non-Core segment decreased $7.0 million, or16% on a constant currency basis and 19% using actual exchange rates. During the first nine months of fiscal 2012 as compared to the same period last year, revenue from our Core segment decreased $23.2 million, or 9%, and revenue from our non-Core segment decreased $26.0 million, or 22%.

Segment results were also impacted by the disruption of our Plan to our employees, customers and partners. See further discussion of segment reporting in Note 16 of the condensed consolidated financial statements included in this report.

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2012	August 31, 2011	As Reported	Constant Currency
North America	$54,032	$56,445	(4)%	(4)%
As a percentage of total revenue	50%	45%
EMEA	$37,472	$47,376	(21)%	(12)%
As a percentage of total revenue	35%	38%
Latin America	$8,167	$10,411	(22)%	(5)%
As a percentage of total revenue	8%	9%
Asia Pacific	$7,502	$10,279	(27)%	(25)%
As a percentage of total revenue	7%	8%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2012	August 31, 2011	As Reported	Constant Currency
North America	$161,613	$175,496	(8)%	(8)%
As a percentage of total revenue	48%	45%
EMEA	$123,120	$150,515	(18)%	(13)%
As a percentage of total revenue	36%	39%
Latin America	$25,781	$28,984	(11)%	—%
As a percentage of total revenue	8%	8%
Asia Pacific	$26,644	$31,376	(15)%	(15)%
As a percentage of total revenue	8%	8%

Total revenue generated in North America decreased $2.4 million, or 4% on a constant and actual currency basis, as compared to the same quarter last year. Total revenue generated in markets outside North America decreased $14.9 million, or 13% on a constant currency basis and 22% using actual exchange rates, in the third quarter of fiscal 2012 as compared to the same quarter last year. Total revenue generated in markets outside North America represented 50% and 55% of total revenue in the third quarter of fiscal 2012 and 2011, respectively. If exchange rates had remained constant in the third quarter of fiscal 2012 as compared to the exchange rates in effect in the third quarter of fiscal 2011, total revenue generated in markets outside North America would have represented 52% of total revenue.

Total revenue generated in North America decreased $13.9 million, or 8% on a constant and actual currency basis, as compared to the same period last year. Total revenue generated in markets outside North America decreased $35.3 million, or 12% on a constant currency basis and 17% using actual exchange rates, in the first nine months of fiscal 2012 as compared to the same period last year. Total revenue generated in markets outside North America represented 52% and 55% of total revenue in the first nine months of fiscal 2012 and 2011, respectively. If exchange rates had remained constant in the first nine months of fiscal 2012 as compared to the exchange rates in effect in the first nine months of fiscal 2011, total revenue generated in markets outside North America would have represented 54% of total revenue.

In the third quarter of fiscal 2012, all regions were negatively impacted by weaker local currencies. In the first nine months of fiscal 2012, EMEA and Latin American were negatively impacted by weaker local currencies while Asia Pacific was not impacted by currency rates.

Costs of Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2012	August 31, 2011	Percentage Change	August 31, 2012	August 31, 2011	Percentage Change
Cost of software licenses	$1,927	$2,321	(17)%	$6,488	$7,023	(8)%
As a percentage of software license revenue	6%	6%		6%	5%
As a percentage of total revenue	2%	2%		2%	2%
Cost of maintenance and services	$14,666	$18,557	(21)%	$49,267	$52,648	(6)%
As a percentage of maintenance and services revenue	19%	22%		21%	21%
As a percentage of total revenue	14%	15%		15%	14%
Amortization of acquired intangibles	$3,648	$3,966	(8)%	$11,013	$11,871	(7)%
As a percentage of total revenue	3%	3%		3%	3%
Total costs of revenue	$20,241	$24,844	(19)%	$66,768	$71,542	(7)%
As a percentage of total revenue	19%	20%		20%	19%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses decreased $0.4 million, or 17%, in the third quarter of fiscal 2012 as compared to the same quarter last year, and remained stable as a percentage of software license revenue at 6%. Cost of software licenses decreased $0.5 million, or 8%, in the first nine months of fiscal 2012 as compared to the same period last year, and increased as a percentage of software license revenue from 5% to 6%. The decrease in the third quarter and first nine months of fiscal 2012 was primarily due to lower royalty expense for products and technologies licensed or resold from third parties associated with lower license revenue. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services decreased $3.9 million, or 21%, in the third quarter of fiscal 2012 as compared to the same quarter last year, and decreased as a percentage of maintenance and services revenue from 22% to 19%. Cost of maintenance and services decreased $3.4 million, or 6%, in the first nine months of fiscal 2012 as compared to the same period last year, and remained stable as a percentage of maintenance and services revenue at 21%. Cost of maintenance and services decreased in the third quarter and first nine months of fiscal 2012 as investments slowed pending the finalization of the Plan.

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles decreased $0.3 million, or 8%, in the third quarter of fiscal 2012 as compared to the same quarter last year, and decreased $0.9 million, or 7%, in the first nine months of fiscal 2012 as compared to the same period last year. The decrease in the third quarter and first nine months of fiscal 2012 was due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2012	August 31, 2011	Percentage Change	August 31, 2012	August 31, 2011	Percentage Change
Gross profit	$86,932	$99,667	(13)%	$270,390	$314,829	(14)%
As a percentage of total revenue	81%	80%		80%	81%

Our gross profit decreased $12.7 million, or 13%, in the third quarter of fiscal 2012 as compared to the same quarter last year, and decreased $44.4 million, or 14%, in the first nine months of fiscal 2012 as compared to the same period last year. Our gross profit as a percentage of total revenue increased from 80% in the third quarter of fiscal 2011 to 81% in the third quarter of fiscal 2012 and decreased from 81% in the first nine months of fiscal 2011 to 80% in the first nine months of fiscal 2012. The decrease in our gross profit was due to lower revenues, partially offset by lower costs of revenue from our cost saving measures and lower amortization expense of acquired intangibles, as described above.

Operating Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2012	August 31, 2011	Percentage Change	August 31, 2012	August 31, 2011	Percentage Change
Sales and marketing	$33,034	$43,661	(24)%	$118,058	$130,030	(9)%
As a percentage of total revenue	31%	35%		35%	34%
Product development	$20,949	$18,106	16%	$63,591	$57,491	11%
As a percentage of total revenue	19%	15%		19%	15%
General and administrative	$14,428	$20,342	(29)%	$47,949	$45,937	4%
As a percentage of total revenue	13%	16%		14%	12%
Amortization of acquired intangibles	$1,737	$1,909	(9)%	$5,270	$6,108	(14)%
As a percentage of total revenue	2%	2%		2%	1%
Restructuring expenses	$2,787	$1,369	*	$11,175	$4,627	*
As a percentage of total revenue	3%	1%		3%	1%
Acquisition-related expenses	$—	$—	*	$215	$—	*
As a percentage of total revenue	—%	—%		—%	—%
Total operating expenses	$72,935	$85,387	(15)%	246,258	244,193	1%
As a percentage of total revenue	68%	69%		73%	63%

Sales and marketing expenses decreased $10.6 million, or 24%, in the third quarter of fiscal 2012 as compared to the same quarter last year, and decreased as a percentage of total revenue from 35% to 31%. Sales and marketing expenses decreased $12.0 million, or 9%, in the first nine months of fiscal 2012 as compared to the same period last year, and increased as a percentage of total revenue from 34% to 35%. The decrease in sales and marketing expenses in the third quarter and first nine months of fiscal 2012 was due to cost control measures initiated during the strategic planning process and the realization of cost savings from our restructuring actions that occurred in the second quarter of fiscal 2012. The decrease was offset in the first nine months of fiscal 2012 with incremental compensation-related expenses due to the separation of two of our sales and marketing executives.

Product development expenses increased $2.8 million, or 16%, in the third quarter of fiscal 2012 as compared to the same quarter last year, and increased as a percentage of revenue from 15% to 19%. Product development expenses increased $6.1 million, or 11%, in the first nine months of fiscal 2012 as compared to the same period last year, and increased as a percentage of revenue from 15% to 19%. The increase in the third quarter and first nine months of fiscal 2012 was primarily due higher headcount from the Corticon acquisition, which was completed in the fourth quarter of fiscal 2011. The increases in product development expenses were offset by cost savings from our restructuring actions.

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased $5.9 million, or 29%, in the third quarter of fiscal 2012 as compared to the same quarter in the prior year, and decreased as a percentage of revenue from 16% to 13%. General and administrative expenses increased $2.0 million, or 4%, in the first nine months of fiscal 2012 as compared to the same period in the prior year, and increased as a percentage of revenue from 12% to 14%. The decrease in the third quarter of fiscal 2012 is the result of costs savings from our restructuring actions and other cost control measures. The decrease in the fiscal third quarter of 2012 was offset in the first nine months of fiscal 2012 by stock-based compensation costs associated with the hiring of a new Chief Executive Officer, incremental compensation-related expenses due to the separation of our Chief Financial Officer, a $0.9 million litigation settlement, proxy contest-related costs and costs associated with our strategic planning process.

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles decreased $0.2 million, or 9%, in the third quarter of fiscal 2012 as compared to the same quarter last year, and decreased $0.8 million, or 14%, in the first nine months of fiscal 2012 as compared to the same period last year. The decrease in the fiscal third quarter and first nine months of 2012 is due to the completion of amortization of certain intangible assets acquired in prior years, and is offset by amortization of intangible asset acquired with the Corticon acquisition, which was completed in the fourth quarter of fiscal 2011.

Restructuring expenses recorded in the third quarter and first nine months of fiscal 2011 relate to the restructuring activities occurring in 2010. Restructuring expenses recorded in the third quarter and first nine months of fiscal 2012 relate to the restructuring actions announced as part of the Plan. See Note 12 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income From Operations

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2012	August 31, 2011	Percentage Change	August 31, 2012	August 31, 2011	Percentage Change
Core segment	$20,461	$39,327	(48)%	$84,066	$119,192	(29)%
Non-Core segment	8,868	(8,239)	208	(7,382)	(6,344)	(16)%
Unallocated items	(15,332)	(16,808)	9	(52,552)	(42,212)	(24)%
Total income from operations	$13,997	$14,280	(2)%	$24,132	$70,636	(66)%
As a percentage of total revenue	13%	11%		7%	18%

Income from operations decreased $0.3 million, or 2%, in the third quarter of fiscal 2012 as compared to the same quarter last year, and decreased $46.5 million, or 66%, in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011. The decrease was primarily the result of higher revenue and costs savings in the first half of fiscal 2011 associated with our restructuring activities that occurred in the first and third quarters of 2010. The restructuring actions taken in fiscal 2012 occurred at the end of the second quarter and in the third quarter of fiscal 2012, and cost savings associated with the restructuring are offset by severance charges related to the actions.

On a segment basis, operating income from our Core segment decreased $18.9 million, or 48%, in the third quarter of fiscal 2012 as compared to the same quarter last year. The operating income from our non-Core segment increased $17.1 million, or 208%, in the third quarter of fiscal 2012 as compared to the same quarter last year.

On a segment basis, operating income from our Core segment decreased $35.1 million, or 29%, in the first nine months of fiscal 2012 as compared to the same period last year. The operating income from our non-Core segment decreased $1.0 million, or 16%, in the first nine months of fiscal 2012 as compared to the same period last year.

See further discussion of segment reporting in Note 16 of the condensed consolidated financial statements included in this report.

Other Income (Expense)

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2012	August 31, 2011	Percentage Change	August 31, 2012	August 31, 2011	Percentage Change
Interest income and other	$1,017	$310	228%	$2,356	$1,612	46%
Foreign currency loss, net	(660)	(1,083)	39%	(1,474)	(2,215)	33%
Total other income (expense), net	$357	$(773)	146%	$882	$(603)	246%
As a percentage of total revenue	—%	(1)%		—%	—%

Other income increased $1.1 million in the third quarter of fiscal 2012 as compared to the same quarter last year, and increased $1.5 million in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011. The increase was due to an increase in miscellaneous income and the decreases in foreign currency losses.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2012	August 31, 2011	Percentage Change	August 31, 2012	August 31, 2011	Percentage Change
Provision for income taxes	$6,378	$3,919	63%	$10,157	$21,536	(53)%
As a percentage of total revenue	6%	3%		3%	6%

Our effective tax rate was 40.6% in the first nine months of fiscal 2012 compared to 30.8% in the first nine months of fiscal 2011. The increase was primarily due to the reinstatement of the research and development credit in the U.S. in the first quarter of fiscal 2011. As a result, in the first nine months of fiscal 2011 we recorded a tax benefit of $2.0 million related to qualifying research and development activities from the period of January 2010 through November 2010. The increase is also due to a reduced expectation for research and development credits in fiscal 2012 as the credit provisions in the tax code expired at the end of December 2011.

Net Income

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2012	August 31, 2011	Percentage Change	August 31, 2012	August 31, 2011	Percentage Change
Income from continuing operations	$7,976	$9,588	(17)%	$14,857	$48,497	(69)%
Loss from discontinued operations	(2,138)	(529)	304	(3,438)	(1,043)	230
Net income	$5,838	$9,059	(36)%	$11,419	$47,454	(76)%
As a percentage of total revenue	5%	7%		3%	12%

Income from discontinued operations includes the revenues and direct expenses of the FuseSource product line. In the third quarter of fiscal 2012, in furtherance of the Plan, we entered into a definitive purchase and sale agreement to divest the product line. The sale closed subsequent to our fiscal third quarter and accordingly, the income from discontinued operations does not include any gain or loss on the sale of the product line in the third quarter. The total purchase price was $21.3 million.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	August 31, 2012	November 30, 2011
Cash and cash equivalents	$294,398	$161,095
Short-term investments	57,809	100,321
Total cash, cash equivalents and short-term investments	$352,207	$261,416

The increase of $90.8 million from the end of fiscal 2011 was primarily due to cash generated from operations and issuances of common stock upon exercise of stock options. There are no restrictions on our ability to access our cash, cash equivalents and short-term investments.

As of August 31, 2012, $133.2 million of our cash, cash equivalents and short-term investments were held by our foreign subsidiaries. A portion of this amount relates to the net undistributed earnings of our foreign subsidiaries which are considered to be permanently reinvested, and as such, they are not available to fund our domestic operations. If we were to repatriate the earnings, they would be subject to taxation in the U.S., but would primarily be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

Share Repurchase Program

During the second quarter of fiscal 2012, in conjunction with the Plan, the Board of Directors authorized a $350.0 million return of capital to shareholders in the form of share repurchases through fiscal 2013. We did not repurchase any shares of our common stock in the first nine months of fiscal 2012.

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

In the third quarter of fiscal 2012, we entered into a definitive purchase and sale agreement to divest our FuseSource product line to Red Hat, Inc. The sale closed in September 2012, subsequent to our fiscal third quarter end, for a total purchase price of $21.3 million. In October 2012, we entered into a definitive purchase and sale agreement to divest our Shadow product line to Rocket Software, Inc. Subject to customary closing conditions, we expect the divestiture to close in the fourth quarter of fiscal 2012.

Restructuring Activities

In the second quarter of fiscal 2012, in furtherance of the Plan, our management approved, committed to and initiated certain operational restructuring initiatives to reduce annual costs, including the simplification of our organizational structure and the consolidation of facilities. We expect to reduce our budgeted 2012 expense run-rate costs by $55.0 million (a net of $40.0 million after additional investments) by the end of fiscal 2012, although we can make no assurances we will be able to accomplish this goal.

The total costs of the restructuring primarily relate to employee costs, including severance, health benefits, outplacement services and transition divestiture incentives, but excluding stock-based compensation. Facilities costs include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. Other costs include costs to terminate automobile leases of employees included in the workforce reduction, asset impairment charges for assets no longer deployed as part of cost reduction strategies, costs for unused software licenses as part of the workforce reduction and other costs directly associated with the restructuring actions taken.

As part of the 2012 restructuring, we incurred expenses in the second and third quarters of fiscal 2012 totaling $13.7 million, of which $2.0 million represents excess facilities and other costs and $11.7 million represents employee severances and related benefits. We expect to incur additional costs through the remainder of fiscal 2012 and the first half of fiscal 2013. The total cost of the 2012 restructuring is expected to be approximately $3.5 million for excess facilities and other costs and approximately $16.0 million for employee severance and related benefits. As of August 31, 2012, $7.5 million of the $13.7 million expensed in the first nine months of fiscal 2012 remains unpaid. We expect to pay the majority of the remaining liability in the next twelve months, including the additional expenses not yet recorded in the condensed consolidated financial statements.

During the first and third quarters of 2010, we also undertook restructuring activities to improve efficiencies in our operations. As of August 31, 2012, $3.4 million of the restructuring charges remain unpaid. We expect to pay the majority of the remaining liability over a period of time ending in fiscal 2013.

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

Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay, terminate or reduce the loan commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. The Credit Agreement contains customary affirmative and negative covenants. We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of August 31, 2012, there were no amounts outstanding under the revolving line and $0.2 million of letters of credit. We are in compliance with our covenants by a significant margin.

Auction Rate Securities

In addition to the $352.2 million of cash, cash equivalents and short-term investments, we had investments with a fair value of $31.3 million related to auction rate securities (ARS). These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 12 to 31 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.

Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At August 31, 2012, our ARS investments totaled $37.0 million at par value. These ARS are classified as available-for-sale securities.

For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $31.3 million at August 31, 2012, and we have recorded a temporary impairment charge in accumulated other comprehensive loss of $5.7 million to reduce the value of our available-for-sale ARS investments.

We will not be able to access the funds associated with our ARS until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on our condensed consolidated balance sheet at August 31, 2012.

Based on our cash, cash equivalents and short-term investments balance of $352.2 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment of these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.

Cash Flows from Operating Activities

	Nine Months Ended
(In thousands)	August 31, 2012	August 31, 2011
Net income	$11,419	$47,454
Non-cash reconciling items included in net income	48,635	41,567
Changes in operating assets and liabilities	15,660	29,107
Net cash flows from operating activities	$75,714	$118,128

The decrease in cash generated from operations in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011 was primarily due to lower profitability.

Our gross accounts receivable as of August 31, 2012 decreased by $38.4 million from the end of fiscal 2011, which included the write-off of receivables that had been previously reserved and the receivables transferred to assets held for sale as part of the FuseSource product line divestiture. Days sales outstanding (DSO) in accounts receivable increased year over year by 4 days to 63 days at the end of the third quarter of fiscal 2012 as compared to the end of the third quarter of fiscal 2011 and decreased 10 days from the end of fiscal 2011. We target a DSO range of 60 to 80 days.

Cash Flows from Investing Activities

	Nine Months Ended
(In thousands)	August 31, 2012	August 31, 2011
Net investment activity	$45,186	$(48,390)
Purchases of property and equipment	(6,606)	(13,956)
Other investing activities	247	(814)
Net cash flows from investing activities	$38,827	$(63,160)

Net cash inflows and outflows of our net investment activity is primarily a result of the timing of our purchases and maturities of securities which are classified as cash equivalents or short-term securities. We purchased $6.6 million of property and equipment in the first nine months of fiscal 2012 as compared to $14.0 million in the first nine months of fiscal 2011. Spending slowed in fiscal 2012 as we near the implementation of the upgrades to our order management system. Overall purchases consisted primarily of computer equipment and software and building and leasehold improvements.

Cash Flows from Financing Activities

	Nine Months Ended
(In thousands)	August 31, 2012	August 31, 2011
Proceeds from stock-based compensation plans	$24,284	$41,496
Repurchases of common stock	—	(134,892)
Other financing activities	(1,700)	1,250
Net cash flows from financing activities	$22,584	$(92,146)

We received $24.3 million in the first nine months of fiscal 2012 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $41.5 million in the first nine months of fiscal 2011. In the first nine months of fiscal 2011, we repurchased $134.9 million of our common stock under a previously announced share repurchase plan, which was completed in fiscal 2011.

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

Revenue Backlog

(In thousands)	August 31, 2012	August 31, 2011
Deferred revenue, primarily related to unexpired maintenance and support contracts (1)	$140,356	$149,739
Multi-year licensing arrangements (2)	20,919	16,784
Open software license orders received but not shipped (2)	—	—
Total revenue backlog	$161,275	$166,523

(1)
Deferred revenue as of August 31, 2012 excludes $5.3 million of deferred revenue that is held for sale as part of the FuseSource product line divestiture, and includes $5.4 million of contractual maintenance which has not been invoiced or included on our balance sheet. The contractual maintenance which has not been invoiced relates to a customer who changed its invoicing schedule and if excluded, is not comparable to the prior period presented.

(2)	Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. The adoption of ASU 2011-08 is not anticipated to have any impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for us in our first quarter of fiscal 2013 and should be applied retrospectively. The adoption of ASU 2011-05 and ASU 2011-12 is not anticipated to have any impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We adopted ASU 2011-04 in our second quarter of fiscal 2012 and have applied the provisions prospectively. The adoption of ASU 2011-04 did not have any impact on our financial position, results of operations or cash flows, but increased the disclosures included in the notes to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of fiscal 2012, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2011 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting. No changes in our internal control over financial reporting occurred during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011 and Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q for the fiscal quarters ended February 29, 2012 and May 31, 2012, for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

We may be required to reassess our reporting units for goodwill impairment testing purposes, which may trigger the need for additional impairment tests and potential goodwill impairment charges. On April 25, 2012, we announced a new strategic plan in which we will combine our OpenEdge, DataDirect and Decision Analytics product lines into a single, cohesive offering. In the third quarter of fiscal 2012, we changed the structure of our internal organization and the way we manage our business as part of this plan. However, certain aspects of the organizational change and the way in which we manage our business are still evolving and may continue to change through the implementation of the new strategic plan. Due to this, we may be required to update the evaluation of our reporting unit conclusion in future periods. The evaluation may result in a different reporting unit conclusion, which would require us to test goodwill for impairment. The tests may result in impairment of our goodwill that could have a material effect on our reported results.

Our ability to absorb allocated segment costs, primarily general and administrative expenses, into our Core segment. On April 25, 2012, we announced a new strategic plan, and in the third quarter of fiscal 2012 we changed the structure of our internal organization and the way we manage our business. As a result, our reportable segments became our Core and non-Core product line groups. Indirect expenses of the product lines, primarily general and administrative expenses, are allocated to the segment operating results. As non-Core product lines are divested, the Core segment will absorb these expenses in periods subsequent to the divestitures. The absorption of these expenses may impact the operating margins of the Core segment.

Our President and Chief Executive Officer will be leaving our company on December 7, 2012 and, as a result, we will be undergoing a Chief Executive Officer transition, which could cause disruption to our business.  On October 8, 2012, we announced that Jay H. Bhatt plans to step down as President and Chief Executive Officer and as Director, on December 7, 2012.  Mr. Bhatt will continue in his roles until that time.  Our Board of Directors has initiated a search process and retained an executive search firm to identify a new President and Chief Executive Officer.   In light of this announcement, we expect disruption caused by the Chief Executive Officer transition on our business, implementation of our strategic plan and operating results.

Item 5. Other Information

On October 8, 2012, we announced that Jay H. Bhatt plans to step down as President and Chief Executive Officer and as Director, on December 7, 2012. Refer to the Current Report of Form 8-K we filed on October 9, 2012.

Immaterial Correction of Prior Period Amounts

In the third quarter of fiscal 2012, in connection with the filing of our Federal income tax return, we undertook a review of our income taxes payable. As part of the review, we identified errors relating to prior fiscal year financial statements. The errors relate to incorrect entries to income taxes payable as part of accounting for uncertain tax positions, purchase accounting, accounting for deferred tax assets and return to provision adjustments and had the cumulative impact of overstating income taxes payable, goodwill, deferred tax assets and the provision for income taxes in prior periods.

The errors are immaterial to all annual and quarterly periods previously presented. However, because the cumulative impact of the errors would have been significant to the current period condensed consolidated statement of income included in this Quarterly Report on Form 10-Q if corrected in the current period, we have corrected the prior period financial statements to reflect the corrections in the periods they occurred (see Note 1 to the Financial Statements (Unaudited)). We will also correct, within future filings, the errors related to the previously reported historical results, which have not already been corrected in this Quarterly Report on Form 10-Q. The impact of the corrections which will appear in our Annual Report on Form 10-K for the year ending November 31, 2012 is below.

The effect of the corrections to the consolidated balance sheet as of November 30, 2011, is as follows (in thousands):

	As Previously Reported (1)	Adjustment	As Corrected
Assets:
Other current assets	$21,143	$967	$22,110
Deferred tax assets	14,291	(833)	13,458
Total current assets	407,777	134	407,911
Goodwill	257,824	(1,613)	256,211
Total assets	865,742	(1,479)	864,263
Liabilities and shareholders’ equity:
Income taxes payable	11,412	(5,364)	6,048
Total current liabilities	231,508	(5,364)	226,144
Other noncurrent liabilities	3,782	1,075	4,857
Retained earnings, including accumulated other comprehensive loss	313,079	2,810	315,889
Total shareholders’ equity	622,300	2,810	625,110
Total liabilities and shareholders’ equity	865,742	(1,479)	864,263

(1)	The consolidated balance sheet as of November 30, 2011 was revised in previous filings to reflect purchase accounting measurement period adjustments.

The effect of the corrections to the consolidated statements of income for the years ended November 30, 2011 and 2010, is as follows (in thousands, except per share data):

	Fiscal Year Ended 2011			Fiscal Year Ended 2010
	As Previously Reported (1)	Adjustment	As Corrected	As Previously Reported (1)	Adjustment	As Corrected

Provision for income taxes	$29,858	$(868)	$28,990	$22,942	$473	$23,415
Income from continuing operations	60,686	868	61,554	48,697	(473)	48,224
Net income	58,761	868	59,629	48,571	(473)	48,098

Earnings per share:
Basic:
Continuing operations	0.92	0.01	0.94	0.76	(0.01)	0.75
Net income	0.89	0.01	0.91	0.76	(0.01)	0.75
Diluted:
Continuing operations	0.90	0.01	0.91	0.74	(0.01)	0.73
Net income	0.87	0.01	0.88	0.73	(0.01)	0.73

(1)	The consolidated statements of income for the years ended November 30, 2011 and 2010 have been revised to reflect the impact of discontinued operations.

The effect of the corrections to the consolidated statements of shareholders' equity for the years ended November 30, 2011 and 2010, is as follows (in thousands):

	Fiscal Year Ended 2011			Fiscal Year Ended 2010
	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected

Retained earnings:
Retained earnings, beginning of year	340,728	1,942	342,670	308,187	2,415	310,602
Net income	58,671	868	59,539	48,571	(473)	48,098
Retained earnings, end of year	313,079	2,810	315,889	340,728	1,942	342,670
Total stockholders' equity	622,300	2,810	625,110	688,332	1,942	690,274

The effect of the corrections to the consolidated statements of cash flows for the years ended November 30, 2011 and 2010, is as follows (in thousands):

	Fiscal Year Ended 2011			Fiscal Year Ended 2010
	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Cash flows from operating activities:
Net income	58,761	868	59,629	48,571	(473)	48,098
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,869	599	2,468	4,004	(242)	3,762
Changes in operating assets and liabilities:
Income taxes payable and uncertain tax positions	11,107	(1,467)	9,640	(7,347)	715	(6,632)

Change in Reportable Segments

In the third quarter of fiscal 2012, as part of the Plan, we changed the structure of our internal organization and the way we manage our business (see Note 1 to the Financial Statements (Unaudited)). Beginning in the third quarter of fiscal 2012, our internal reporting includes the following segments, each of which meet the criteria of a reportable segment: (1) the Core segment, which includes the OpenEdge, DataDirect Connect and Decision Analytics (comprised of Apama, Corticon and the Progress Control Tower) product lines; and (2) the non-Core segment, which includes the Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic product lines. The segment information for the prior periods presented in this Quarterly Report on Form 10-Q has been restated to reflect the change in our reportable segments (see Note 16 to the Financial Statements (Unaudited)). We will also restate, in future filings, the changes to our segment reporting. The impact of the change which will appear in our Annual Report on Form 10-K for the year ending November 31, 2012 is below.

The following table provides revenue and income from operations for our reportable segments for the years ended November 30, 2010 and 2011 (in thousands):

	2011	2010
Revenue:
Core segment	$360,704	$351,610
Non-Core segment	158,071	165,019
Total revenue	$518,775	$516,629
Income (loss) from operations:
Core segment	$161,900	$173,662
Non-Core segment	(15,172)	(18,320)
Unallocated items:
Amortization of acquired intangibles	(23,634)	(30,373)
Stock-based compensation	(25,707)	(17,496)
Stock option investigation	—	1,330
Transition expenses	(1,163)	(479)
Restructuring expenses	(4,627)	(39,975)
Acquisition-related expenses	(536)	(468)
Total income from operations	$91,061	$67,881

Unallocated items are excluded from segment income from operations, as such amounts are not deducted from internal measurements of income from operations and are not allocated to our reportable segments.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Jay H. Bhatt

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Melissa H. Cruz

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101***
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended August 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2012 and November 30, 2011; (ii) Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2012 and 2011 and (iv) Notes to Condensed Consolidated Financial Statements.

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

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	October 10, 2012	/s/ JAY H. BHATT
Jay H. Bhatt
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 10, 2012	/s/ MELISSA H. CRUZ
Melissa H. Cruz
Senior Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Dated:	October 10, 2012	/s/ PAUL A. JALBERT
Paul A. Jalbert
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)