Form 10-K
period 2012-11-30
PROGRESS SOFTWARE CORP /MA
filed 2013-01-29
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-19417

PROGRESS SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or other jurisdiction of incorporation or organization)	04-2746201 (I.R.S. Employer Identification No.)

14 Oak Park
Bedford, Massachusetts 01730
(Address of Principal Executive Offices)

Telephone Number: (781) 280-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 par value	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,200,000,000.

As of January 22, 2013, there were 57,863,000 common shares outstanding.

Documents Incorporated By Reference
Portions of the definitive Proxy Statement in connection with the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2012

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

PART I

Item 1. Business

Overview

We are a global software company that simplifies and enables the development, deployment and management of business applications on-premise or on any Cloud, on any platform and on any device with minimal IT complexity and low total cost of ownership. Our comprehensive portfolio of products provides leading solutions for enterprise integration, data interoperability and application development, including SaaS enablement and delivery in the Cloud. Our solutions are used across a variety of industries.

Our products are generally sold as perpetual licenses, but certain products and business activities also use term or subscription licensing models. More than half of our worldwide license revenue is realized through relationships with indirect channel partners, principally application partners and original equipment manufacturers (OEMs). Application partners are independent software vendors (ISVs) that develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. OEMs are companies that embed our products into their own software products or devices.

We operate in North America; Latin America; Europe, the Middle East and Africa (EMEA); and the Asia Pacific region through local subsidiaries as well as independent distributors.

Fiscal Year 2012 Highlights

In April 2012, we announced a new strategic plan (the "Plan") in which we intend to become a leading provider of next-generation, context-aware application development and deployment platform in the Cloud for the Application Platform-as-a-Service (aPaaS) market by investing in our OpenEdge, DataDirect and Decision Analytics product lines ("Core" product lines) and integrating them into a single, cohesive offering. The Plan is being executed in two phases. In the first phase, we are investing in our Core product lines and making them more Cloud-ready. As part of this phase, we are also divesting the remaining product lines which are not considered core to our business, which include Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic. In the second phase of the Plan, by unifying the product capabilities of our Core product lines, we will refine and enhance our next generation, feature-rich application development and deployment solution targeting the aPaaS market.

In fiscal year 2012 and the first quarter of fiscal year 2013, we entered into definitive purchase and sale agreements to divest all of our non-Core product lines. The FuseSource product line was sold to Red Hat, Inc. in September 2012, the Shadow product line was sold to Rocket Software, Inc. in October 2012, and the investment arm of Trilogy Enterprises purchased Actional, DataXtend, ObjectStore, Savvion and Sonic in December 2012. We expect to close on the sale of Artix, Orbacus and Orbix to a subsidiary of Micro Focus International plc in the first quarter of fiscal year 2013. The aggregate purchase price for all divestitures is approximately $130.0 million.

During 2012, we also executed on cost reductions as part of the Plan. In fiscal year 2012, we recorded restructuring expenses of $19.0 million in furtherance of the cost reduction plans, of which $10.9 million is included in discontinued operations. The charge included $16.4 million in severance and other employee benefits associated with the reduction of 11% of our workforce.

As part of the Plan, our Board of Directors authorized us to repurchase $350.0 million of our common stock through November 2013. In October 2012, under the authorization, we announced the adoption of a 10b5-1 plan to repurchase up to $250.0 million of our common stock through June 30, 2013, or earlier, and have repurchased 4.5 million shares of our common stock for $88.4 million through November 30, 2012. As of January 22, 2013, we have repurchased 7.6 million shares of our common stock for $155.3 million.

As part of the Plan, we changed the structure of our internal organization and the way we manage our business. Our internal reporting includes two segments: (1) the Core segment, which includes our Core product lines, and (2) the non-Core segment, which includes the non-Core product lines. For financial information relating to segments and international operations, see Note 17 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

Our Products

Progress OpenEdge

Progress OpenEdge is a complete development platform to build dynamic, business process-enabled applications for secure deployment across any platform, any mobile device and any Cloud. OpenEdge is a comprehensive platform for the rapid development and deployment of business applications that are standards-based and service-oriented and OpenEdge-based applications can be deployed and managed over many computer platforms as well as under a SaaS model. OpenEdge provides a unified environment comprising development tools, application servers, application management tools, an embedded database, and the capability to connect and integrate with other applications and data sources. The primary products included in this product set are OpenEdge Studio, OpenEdge RDBMS, OpenEdge Application Server, OpenEdge DataServers, OpenEdge Management and OpenEdge Replication.

Progress DataDirect

Progress DataDirect Connect products provide data connectivity components that use industry-standard interfaces to connect applications running on various platforms to any major database, for both corporate IT organizations and software vendors. With components embedded in the products of over 250 software companies and in the applications of thousands of large enterprises, the DataDirect Connect product set is a global leader in the data connectivity market. The primary products included in this product set are ODBC drivers, JDBC drivers and ADO.NET providers.

Progress Decision Analytics

Progress Decision Analytics is comprised of Progress Apama, Corticon and Control Tower, which are offered individually or as an integrated platform to automate business decision-making.

Progress Apama offers flexible and powerful complex event processing (CEP) capabilities and broad market connectivity. Apama is one of the leading platforms in capital markets for building high frequency trading applications. Apama also gives firms the tools for creating, testing and deploying unique strategies for low latency, high throughput applications including algorithmic trading, market aggregation, smart order routing, market surveillance and monitoring, and real-time risk management. CEP helps businesses achieve operational responsiveness by uncovering events or event patterns in data streams that signal new opportunities, critical threats, or changing conditions or factors that impact the organization.  With Apama, business events can be correlated and analyzed across multiple data streams in real-time.

Progress Corticon enables organizations to make better, faster decisions by automating business rules. Corticon’s patented “no-coding” rules engine automates sophisticated decision management, empowering organizations to increase efficiencies, operate more responsively and reduce rule development and change cycles.

The Progress Control Tower is a unified, interactive business control panel that gives business users the tools needed to view what is happening within their business and the ability to assess how to improve it. This fully configurable, feature-rich, interactive framework delivers visibility into key performance indicators (KPIs) and the ability to raise alerts and act on them in real-time. Users can also create and model business processes that can then be monitored and improved dynamically.

Product Development

Most of our products have been developed by our internal product development staff or the internal staffs of acquired companies. We believe that the features and performance of our products are competitive with those of other available development and deployment tools and that none of the current versions of our products are approaching obsolescence. However, we believe that significant investments in new product development and continuing enhancements of our current products will be required for us to maintain our competitive position and to successfully execute on our Plan.

As of November 30, 2012, we have five primary development offices in North America, three primary development offices in EMEA and three primary development offices in India. We spent $53.0 million, $44.9 million, and $50.1 million in fiscal years 2012, 2011 and 2010, respectively, on product development.

Customers

We market our products globally through channels: directly to end-users and indirectly to application partners (or ISVs), OEMs, and system integrators. Purchasers of our solutions and products through our direct sales force are generally to business managers or IT managers in corporations and governmental agencies. We also market our products through indirect channels, primarily application partners and OEMs who embed our products as part of an integrated solution. We use international distributors in certain locations where we do not have a direct presence.

More than half of our license revenues are derived from indirect channels. No single customer has accounted for more than 10% of our total revenue in any of our last three fiscal years.

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

Original Equipment Manufacturers

We enter into arrangements with OEMs whereby the OEM embeds our products into its solutions, typically either software or technology devices. OEMs typically license the right to embed our products into their solutions and distribute such solutions for initial terms ranging from one to three years. Historically, a significant portion of our OEMs have renewed their agreements upon the expiration of the initial term, although no assurance can be made that these renewals will continue in the future.

Sales and Marketing

We sell our products and solutions through our direct global field operations, which comprises sales, service and support personnel worldwide. Additionally, we sell our products and solutions through independent distributors in certain locations outside North America. We have sold our products and solutions to enterprises in over 180 countries. The global field operations and field marketing groups are organized by region and secondarily by direct and indirect channels. We operate by region in the Americas, EMEA and Asia Pacific. We believe this structure allows us to maintain direct contact with our customers and support their diverse market requirements. Our international operations provide focused local sales, support and marketing efforts and are able to respond directly to changes in local conditions.

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

Our marketing personnel conduct a variety of marketing engagement programs designed to create demand for our products, enhance the market readiness of our products, raise the general awareness of our company and our products and solutions, generate leads for the global field operations organization and promote our various products. These programs include press relations, analyst relations, investor relations, digital/web marketing, marketing communications, participation in trade shows and industry conferences, and production of sales and marketing literature. We also hold global events, as well as regional user events in various locations throughout the world.

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

Professional Services

Our global professional services organization delivers business solutions for customers through a combination of products, consulting and education. Our consulting organization offers project management, implementation services, custom development, programming and other services. Our consulting organization also provides services to Web-enable existing applications or to take advantage of the capabilities of new product releases. Our education organization offers numerous training options, from traditional instructor-led courses to advanced learning modules available via the web or on CDs.

Competition

The computer software industry is intensely competitive. We experience significant competition from a variety of sources with respect to all of our products. Factors affecting competition in the markets we serve include product performance in complex applications, application solutions, vendor experience, ease of integration, price, training and support.

We compete in various markets with a number of entities, such as IBM Corporation, Microsoft Corporation and Oracle Corporation, which include database vendors offering development tools in conjunction with their database systems, numerous enterprise infrastructure vendors providing developmental toolkits, data integration technologies, messaging products, event processing products, business process management products and business visibility tools. We believe that IBM Corporation, Microsoft Corporation and Oracle Corporation currently dominate the database market and that IBM currently dominates the messaging market. We do not believe that there is a dominant vendor in the other infrastructure software markets. Some of our competitors have greater financial, marketing or technical resources than we have and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our revenue and market presence.

Copyrights, Trademarks, Patents and Licenses

We rely on a combination of contractual provisions and copyright, patent, trademark and trade secret laws to protect our proprietary rights in our products. We generally distribute our products under software license agreements that grant customers a perpetual nonexclusive license to use our products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. We also distribute our products through various channel partners, including application partners, OEMs and system integrators. We also license our products under term or subscription arrangements.  In addition, we attempt to protect our trade secrets and other proprietary information through agreements with employees, consultants and channel partners. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful.

We seek to protect the source code of our products as trade secrets and as unpublished copyrighted works. We hold numerous patents covering portions of our products. We also have several patent applications for some of our other product technologies. Where possible, we seek to obtain protection of our product names and service offerings through trademark registration and other similar procedures throughout the world.

We believe that due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are as important in establishing and maintaining a leadership position within the industry as are the various legal protections of our technology. In addition, we believe that the nature of our customers, the importance of our products to them and their need for continuing product support may reduce the risk of unauthorized reproduction, although no assurances can be made in this regard.

Employees

As of November 30, 2012, we had 1,395 employees worldwide, including 379 in sales and marketing, 280 in customer support and services, 560 in product development and 176 in administration. Subsequent to November 30, 2012, approximately 280 employees became employed or will become employed by the buyers of the two non-Core divestitures which have occurred or are expected to occur in the first quarter of fiscal year 2013. The employees are primarily in sales and marketing and product development.

None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in those jurisdictions. We have experienced no work stoppages and believe our relations with employees are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.progress.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. The information posted on our website is not incorporated into this Annual Report.

Our Code of Conduct is also available on our website. Additional information about this code and amendments and waivers thereto can be found below in Part III, Item 10 of this Annual Report.

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

Weakness in the U.S. and international economies may result in fewer sales of our products and may otherwise harm our business. We are subject to the risks arising from adverse changes in global economic conditions, especially those in the U.S., Europe and the Asia Pacific region. The past four years have been characterized by weak global economic conditions, tightening of credit markets and instability in the financial markets, particularly in Europe. If these conditions continue or worsen, customers may delay, reduce or forego technology purchases, both directly and through our application partners and OEMs. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations, financial condition or cash flows.

Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. In the past few fiscal years, more than half of our total revenue has been generated from sales outside North America. Political and/or financial instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely impact our business. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results.

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

Our ability to absorb allocated segment costs, primarily general and administrative expenses, into our Core segment, or otherwise reduce such costs. On April 25, 2012, we announced a new strategic plan, and in the third quarter of fiscal year 2012 we changed the structure of our internal organization and the way we manage our business. As a result, our reportable segments became our Core and non-Core product line groups. Indirect expenses of the product lines, primarily general and administrative expenses, are allocated to the segment operating results. As non-Core product lines are divested, the Core segment will absorb these expenses in periods subsequent to the divestitures. The absorption of these expenses may impact the operating margin of the Core segment.

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

We expect to make additional acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition, results of operations or cash flows. We have made, and expect to continue to make, acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Any acquisitions that we do complete involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition, operating results and cash flows. The consideration we pay for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

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

In addition, the marketplace for new products is intensely competitive and characterized by low barriers to entry. For example, an increase in market acceptance of open source software may cause downward pricing pressures. As a result, new competitors possessing technological, marketing or other competitive advantages may emerge and rapidly acquire market share. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to deliver products that better address the needs of our prospective customers. Current and potential competitors may also be more successful than we are in having their products or technologies widely accepted. We may be unable to compete successfully against current and future competitors, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and operating results.

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

We could incur substantial cost in protecting our proprietary software technology or if we fail to protect our technology, which would harm our business. We rely principally on a combination of contract provisions and copyright, trademark, patent and trade secret laws to protect our proprietary technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources, whether or not we ultimately prevail on the merits. The steps we take to protect our proprietary rights may be inadequate to prevent misappropriation of our technology; moreover, others could independently develop similar technology.

We could be subject to claims that we infringe intellectual property rights of others, which could harm our business, financial condition, results of operations or cash flows. Third parties could assert infringement claims in the future with respect to our products and technology, and such claims might be successful. This litigation could result in substantial costs and diversion of resources, whether or not we ultimately prevail on the merits. This litigation could also lead to our being prohibited from selling one or more of our products, cause reluctance by potential customers to purchase our products, or result in liability to our customers and could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

We may have exposure to additional tax liabilities. As a multinational corporation, we are subject to income taxes in the U.S. and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our income tax returns are routinely subject to audits by tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine our tax estimates, a final determination of tax audits or tax disputes could have an adverse effect on our financial condition, results of operations and cash flows.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes in the U.S. and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities, which could have an adverse effect on our results of operations, financial condition and cash flows.

In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws or their interpretation. Such changes could have a material adverse impact on our financial results.

We may be required to reassess our reporting units for goodwill impairment testing purposes, which may trigger the need for additional impairment tests and potential goodwill impairment charges. On April 25, 2012, we announced a new strategic plan in which we will combine our OpenEdge, DataDirect and Decision Analytics product lines into a single, cohesive offering. In the third quarter of fiscal year 2012, we changed the structure of our internal organization and the way we manage our business as part of this plan. However, certain aspects of the organizational change and the way in which we manage our business are still evolving and may continue to change through the implementation of the new strategic plan. Due to this, we may be required to update the evaluation of our reporting unit conclusion in future periods. The evaluation may result in a different reporting unit conclusion, which would require us to test goodwill for impairment. The tests may result in impairment of our goodwill that could have a material effect on our reported results.

We are required to comply with certain financial and operating covenants under our credit facility and any failure to comply with those covenants could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility. Under the terms of our credit facility, we may borrow up to $150.0 million (with an accordion feature that allows us to borrow up to an additional $75.0 million if the existing or additional lenders agree), repay the same in whole or in part and re-borrow at any time through August 15, 2016, at which time any amounts outstanding will be due and payable in full. As of November 30, 2012, there were no amounts outstanding under the revolving line and $0.3 million of letters of credit outstanding. We may wish to borrow amounts under the facility in the future to support our operations, including for strategic acquisitions.

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

Item 1B. Unresolved Staff Comments

As of the date of this report, we do not have any open comments or communications from the U.S. Securities and Exchange Commission (SEC) related to our financial statements or periodic filings with the SEC.

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

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth, for the periods indicated, the range of high and low sale prices for our common stock. Our common stock trades on the NASDAQ Global Select Market under the symbol "PRGS".

	Fiscal Year Ended
	November 30, 2012		November 30, 2011
	High	Low	High	Low
First quarter	$24.18	$17.01	$31.47	$25.45
Second quarter	24.76	18.90	30.39	25.83
Third quarter	21.16	17.30	27.23	18.48
Fourth quarter	22.24	17.45	22.45	16.71

We have not declared or paid cash dividends on our common stock and we do not plan to pay cash dividends to our shareholders in the near future. As of December 31, 2012, our common stock was held by approximately 250 shareholders of record.

Information related to our repurchases of our common stock by month in the fourth quarter of fiscal year 2012 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
September 2012	—	$—	—	$350,000
October 2012	1,212	19.33	1,212	326,580
November 2012	3,282	19.79	3,282	261,614
Total	4,494	$19.67	4,494	$261,614

(1)
In April 2012, the Board of Directors authorized a $350.0 million return of capital to shareholders in the form of share repurchases through fiscal year 2013, and in October 2012 we launched a 10b5-1 to repurchase up to $250.0 million of our common stock through June 30, 2013, under the authorization.

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for each of the last five fiscal years ended November 30, 2012, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

(1) $100 invested on November 30, 2007 in stock or index, including reinvestment of dividends.

November 30,	2007	2008	2009	2010	2011	2012
Progress Software Corporation	$100.00	$67.28	$76.10	$121.76	$96.59	$95.35
NASDAQ Composite	100.00	57.71	80.59	93.88	98.47	113.13
NASDAQ Computer	100.00	53.72	86.99	102.91	111.20	124.67

Item 6. Selected Financial Data

The following table sets forth selected financial data for the last five fiscal years (in thousands, except per share data):

Year Ended November 30,	2012	2011	2010	2009	2008
Revenue	$335,205	$360,704	$351,610	$343,907	$400,314
Income from operations	49,440	101,241	91,476	60,785	91,541
Income from continuing operations	32,604	66,342	62,568	37,404	63,697
Net income	47,444	59,629	48,098	33,280	46,783
Basic earnings per share from continuing operations	0.52	1.01	0.98	0.62	1.03
Diluted earnings per share from continuing operations	0.51	0.98	0.94	0.61	1.00
Cash, cash equivalents and short-term investments	355,217	261,416	322,396	224,121	118,529
Total assets	884,977	864,263	939,393	801,633	754,260
Long-term debt, including current portion	—	357	664	1,022	1,352
Shareholders’ equity	638,399	625,110	690,274	557,867	483,342

Prior period amounts have been revised for the impact of discontinued operations, purchase accounting measurement period adjustments and the immaterial correction of prior period amounts. Refer to Item 8 of this Annual Report for an additional description of these items.

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

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of revenue growth rates on a constant currency basis enhances the understanding of our revenue results and evaluation of our performance in comparison to prior periods. The constant currency information presented is calculated by translating current period results using prior period weighted average foreign currency exchange rates. These results should be considered in addition to, not as a substitute for, results reported in accordance with accounting principles generally accepted in the United States of America (GAAP).

Revised Prior Period Amounts

Our financial results for prior periods have been revised, in accordance with GAAP, to reflect certain changes to the business and other matters. Prior period amounts have been revised for the impact of discontinued operations due to the sale or expected sale of our non-Core product lines, purchase accounting measurement period adjustments related to our acquisition of Corticon Technologies, Inc. (Corticon), changes to our reportable segments as a result of organizational structure changes from the implementation of a new strategic plan and an immaterial correction of prior period amounts. Refer to Item 8 of this Annual Report for an additional description of these items.

Overview

We are a global software company that simplifies and enables the development, deployment and management of business applications on-premise or on any Cloud, on any platform and on any device with minimal IT complexity and low total cost of ownership. In April 2012, we announced a new strategic plan (the "Plan") in which we intend to become a leading provider of next-generation, context-aware application development and deployment platform in the Cloud for the Application Platform-as-a-Service (aPaas) market by investing in our OpenEdge, DataDirect and Decision Analytics product lines ("Core" product lines) and integrating them into a single, cohesive offering.

The Plan is being executed in two phases. In the first phase, we are investing in our Core product lines and making them more Cloud-ready. We are also divesting the ten non-Core product lines which are not considered Core to our business: Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic. In the second phase of the Plan, by unifying the product capabilities of our Core product lines, we will refine and enhance our next generation, feature-rich application development and deployment solution targeting the new market category of aPaaS.

In fiscal year 2012 and the first quarter of fiscal year 2013, we entered into definitive purchase and sale agreements to divest all of our non-Core product lines. The FuseSource product line was sold to Red Hat, Inc. in September 2012, the Shadow product line was sold to Rocket Software, Inc. in October 2012, and the investment arm of Trilogy Enterprises purchased Actional, DataXtend, ObjectStore, Savvion and Sonic in December 2012. We expect to close on the sale of Artix, Orbacus and Orbix to a subsidiary of Micro Focus International plc in the first quarter of fiscal year 2013. The aggregate purchase price for all divestitures is approximately $130.0 million.

During 2012, we also executed on cost reductions as part of the Plan. In fiscal year 2012, we recorded restructuring expenses of $19.0 million in furtherance of the cost reduction plans, of which $10.9 million is included in discontinued operations. The charge included $16.4 million in severance and other employee benefits associated with the reduction of 11% of our workforce.

As part of the Plan, our Board of Directors authorized us to repurchase $350.0 million of our common stock through November 2013. In October 2012, under the authorization, we announced the adoption of a 10b5-1 plan to repurchase up to $250.0 million of our common stock through June 30, 2013, or earlier, and have repurchased 4.5 million shares of our common stock for $88.4 million through November 30, 2012. As of January 22, 2013, we have repurchased 7.6 million shares of our common stock for $155.3 million.

As part of the Plan, we changed the structure of our internal organization and the way we manage our business. Our internal reporting includes two segments: (1) the Core segment, which includes our Core product lines, and (2) the non-Core segment, which includes the non-Core product lines. We assign dedicated costs and expenses directly to each segment and utilize an allocation methodology to assign all other costs and expenses, primarily general and administrative, to each segment.

Our financial results for fiscal year 2012 were adversely impacted by factors related to the planning, announcement and execution of the Plan, including the undertaking of large restructuring efforts and the marketing for divestiture and actual sale of non-Core products. These factors contributed to a very uncertain environment for our company, partners, customers and employees. In particular, since the second quarter of fiscal year 2012, customer purchasing decisions were delayed, which caused deal slippage at a greater rate than usual. This was caused both by uncertainty surrounding the Plan and generally deteriorating macroeconomic conditions, primarily in Europe.

Investments to improve the Core business were also initiated late during the second quarter of fiscal year 2012, and require time to impact performance. Until these investments are realized, our operating margins will be adversely impacted. In addition, the new business focus and new strategy has required us to restructure our organization and the way we go to market, how we think about and implement product roadmaps and how we operate and report our financial results, all of which caused additional disruption.

The announcement and marketing for divestiture of the non-Core product lines caused revenue from these product lines to drop significantly in fiscal year 2012. These declines have adversely impacted our fiscal year 2012 results and our operating performance will be adversely impacted in the future by temporarily higher expense levels as we transition away from the non-Core portfolio.

The U.S. and many foreign economies continue to experience uncertainty driven by varying macroeconomic conditions and recovery remains uneven. Uncertainty in the macroeconomic environment and associated global economic conditions have resulted in extreme volatility in credit, equity, and foreign currency markets, including the European sovereign debt markets and volatility in various markets including the financial services sector. We have been adversely impacted by these conditions as some customers have delayed software investments in response to this macroeconomic uncertainty. The continuation of this climate could cause our customers to further delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us. We expect these macroeconomic conditions to continue in fiscal year 2013, most particularly in Europe, the Middle East and Africa (EMEA).

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations.

We believe that existing cash balances, together with funds generated from operations, amounts available under our revolving credit line and consideration received from the divestitures of non-Core product lines will be sufficient to finance our operations and meet our foreseeable cash requirements, including our plans to repurchase shares of our common stock, through at least the next twelve months.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

				Percentage Change
	Percentage of Total Revenue			2012 Compared to 2011	2011 Compared to 2010
	2012	2011	2010
Revenue:
Software licenses	34%	35%	36%	(10)%	—%
Maintenance and services	66	65	64	(5)	4
Total revenue	100	100	100	(7)	3
Costs of revenue:
Cost of software licenses	2	2	1	13	4
Cost of maintenance and services	11	10	9	(3)	24
Amortization of acquired intangibles	—	1	2	(52)	(55)
Total costs of revenue	13	13	12	(4)	10
Gross profit	87	87	88	(8)	2
Operating expenses:
Sales and marketing	35	28	26	15	12
Product development	16	12	14	18	(10)
General and administrative	19	17	15	—	20
Amortization of acquired intangibles	—	1	1	—	(66)
Restructuring expenses	2	1	6	*	*
Acquisition-related expenses	—	—	—	*	*
Total operating expenses	72	59	62	13	(2)
Income from operations	15	28	26	(51)	11
Other income (expense)	—	—	1	138	(114)
Income from continuing operations before income taxes	15	28	27	(51)	6
Provision for income taxes	5	10	9	(50)	5
Income from continuing operations	10	18	18	(51)	6
Income (loss) from discontinued operations, net	4	(2)	(4)	321	54
Net income	14%	16%	14%	(20)%	24%

*	Not meaningful

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2012	November 30, 2011	As Reported	Constant Currency
Revenue	$335,205	$360,704	(7)%	(4)%

Total revenue decreased $25.5 million in fiscal year 2012 as compared to fiscal year 2011. Revenue would have decreased by 4% if exchange rates had been constant in fiscal year 2012 as compared to exchange rates in effect in fiscal year 2011. The decrease in revenue in fiscal year 2012 was primarily a result of the disruption caused by the announcement of our Plan and its impact on our employees, customers and partners. In particular, we encountered a delay in purchasing decisions, which resulted in deal slippage at a greater rate than normal. We believe this was caused both by uncertainty surrounding our Plan and generally deteriorating macroeconomic conditions, primarily in Europe.

Changes in prices from fiscal year 2012 to fiscal year 2011 did not have a significant impact on our revenue. Changes in foreign currency exchange rates negatively impacted our reported revenues.

License Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2012	November 30, 2011	As Reported	Constant Currency
License	$113,270	$125,966	(10)%	(8)%
As a percentage of total revenue	34%	35%

Software license revenue decreased $12.7 million in fiscal year 2012 as compared to fiscal year 2011. Software license revenue would have decreased by 8% if exchange rates had been constant in fiscal year 2012 as compared to exchange rates in effect in fiscal year 2011. Excluding the impact of changes in exchange rates, the decrease in license revenue is due to the disruption caused by the announcement of our Plan and was also due to a number of large non-recurring direct deals, particularly in EMEA, in the first half of fiscal year 2011 as compared to the same period in fiscal year 2012.

Maintenance and Services Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2012	November 30, 2011	As Reported	Constant Currency
Maintenance	$208,846	$217,372	(4)%	—%
As a percentage of total revenue	62%	60%
Professional services	$13,089	$17,366	(25)%	(22)%
As a percentage of total revenue	4%	5%
Total maintenance and services revenue	$221,935	$234,738	(5)%	(2)%
As a percentage of total revenue	66%	65%

Maintenance and services revenue decreased $12.8 million in fiscal year 2012 as compared to fiscal year 2011. Maintenance and services revenue would have decreased by 2% if exchange rates had been constant in fiscal year 2012 as compared to exchange rates in effect in fiscal year 2011. Excluding the impact of changes in exchange rates, the decrease in maintenance and services revenue was primarily the result of lower license revenue due to the associated services that are attached to license sales. The decrease in professional services revenue was also impacted by the shift away from our RPM strategy. Our maintenance renewal rate in fiscal year 2012 was approximately 90%.

Revenue by Segment

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2012	November 30, 2011	As Reported	Constant Currency
Core segment	$335,205	$360,704	(7)%	(4)%
As a percentage of total revenue	100%	100%
Non-Core segment	$—	$—	—%	—%
As a percentage of total revenue	—%	—%

Revenue from our Core segment is representative of revenue from our continuing operations since the results of all non-Core products lines are included in discontinued operations. See discussion of fluctuations in our Core and continuing operations revenue in this Results of Operations section. For an understanding of how our internal measure of segment revenue is determined, see Note 17 of the Consolidated Financial Statements appearing in Item 8 of this Annual Report.

Revenue by Region

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2012	November 30, 2011	As Reported	Constant Currency
North America	$146,374	$146,572	—%	—%
As a percentage of total revenue	44%	41%
EMEA	$131,151	$153,206	(14)%	(10)%
As a percentage of total revenue	39%	42%
Latin America	$31,407	$34,349	(9)%	4%
As a percentage of total revenue	9%	10%
Asia Pacific	$26,273	$26,577	(1)%	(2)%
As a percentage of total revenue	8%	7%

Total revenue generated in North America decreased $0.2 million, and total revenue generated outside North America decreased $25.3 million, in fiscal year 2012 as compared to fiscal year 2011. The decrease in revenue in EMEA was primarily the result of deteriorating macroeconomic conditions in Europe, as well as the announcement of our Plan. Total revenue generated in markets outside North America represented 56% of total revenue in fiscal year 2012 compared to 59% of total revenue in fiscal year 2011. Total revenue generated in markets outside North America would have represented 58% of total revenue if exchange rates had been constant in fiscal year 2012 as compared to the exchange rates in effect in fiscal year 2011.

Cost of Software Licenses

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Cost of software licenses	$6,112	$5,430	13%
As a percentage of software license revenue	5%	4%
As a percentage of total revenue	2%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses increased $0.7 million in fiscal year 2012 as compared to fiscal year 2011, and increased as a percentage of software license revenue from 4% to 5%. The dollar increase was primarily due to higher royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Cost of maintenance and services	$36,192	$37,238	(3)%
As a percentage of maintenance and services revenue	16%	16%
As a percentage of total revenue	11%	10%

Cost of maintenance and services consists primarily of costs of providing customer support, education and consulting. Cost of maintenance and services decreased $1.0 million in fiscal year 2012 as compared to fiscal year 2011 and remained flat as a percentage of maintenance and services revenue at 16%. The total dollar amount of expense in fiscal year 2012 decreased as a result of lower maintenance and professional services revenue in fiscal year 2012 as compared with fiscal year 2011.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Amortization of acquired intangibles	$1,259	$2,600	(52)%
As a percentage of total revenue	—%	1%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to intangible assets for technology obtained in business combinations. Amortization of acquired intangibles decreased $1.3 million in fiscal year 2012 as compared to fiscal year 2011. The decrease was due to the completion of amortization of certain intangible assets acquired in prior years, and is offset by amortization of intangible asset acquired with the Corticon acquisition, which was completed in the fourth quarter of fiscal year 2011.

Gross Profit

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Gross profit	$291,642	$315,436	(8)%
As a percentage of total revenue	87%	87%

Our gross profit decreased $23.8 million in fiscal year 2012 as compared to fiscal year 2011, and our gross profit as a percentage of total revenue remained at 87%. The dollar decrease in our gross profit was due to lower revenues, partially offset by lower costs of revenue from our cost saving measures and lower amortization expense of acquired intangibles, as described above.

Sales and Marketing

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Sales and marketing	$117,855	$102,618	15%
As a percentage of total revenue	35%	28%

Sales and marketing expenses increased $15.2 million in fiscal year 2012 as compared to fiscal year 2011, and increased as a percentage of total revenue from 28% to 35%. The increase in sales and marketing expense was due to a $9.8 million increase in compensation-related expenses due to the focus on our Core product lines and $1.7 million of incremental compensation-

related expenses due to the separation of two of our sales and marketing executives. The increase was partially offset by cost control measures initiated during the strategic planning process.

Product Development

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Product development	$53,017	$44,876	18%
As a percentage of total revenue	16%	12%

Product development expenses increased $8.1 million in fiscal year 2012 as compared to fiscal year 2011, and increased as a percentage of revenue from 12% to 16%. The increase in product development expenses is primarily due to higher headcount from the Corticon acquisition, which was completed in the fourth quarter of fiscal year 2011. The increases in product development expenses were partially offset by cost savings from our restructuring actions undertaken as part of the Plan.

General and Administrative

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
General and administrative	$62,053	$61,816	—%
As a percentage of total revenue	19%	17%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased $0.2 million in fiscal year 2012 as compared to fiscal year 2011, and increased as a percentage of revenue from 17% to 19%. The increase in fiscal year 2012 was primarily due to stock-based compensation costs associated with the hiring of a new Chief Executive Officer in December 2011, incremental compensation-related expenses due to the separation of our Chief Financial Officer in April 2012, a $0.9 million litigation settlement, proxy contest-related costs and costs associated with the Plan. The increases were partially offset by cost savings from our restructuring actions and other cost control measures and increased compensation-related costs in fiscal year 2011 related to the severance agreement entered into with Richard D. Reidy, a former Chief Executive Officer.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Amortization of acquired intangibles	$962	$966	—%
As a percentage of total revenue	—%	1%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of these acquired intangibles remained flat in fiscal year 2012 as compared to fiscal year 2011. The amortization of certain intangible assets acquired in prior years was completed in fiscal year 2012, but is offset by amortization of intangible asset acquired with the Corticon acquisition, which was completed in the fourth quarter of fiscal year 2011.

Restructuring Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Restructuring expenses	$8,100	$3,383	*
As a percentage of total revenue	2%	1%

We incurred restructuring expenses of $8.1 million in fiscal year 2012 as compared to $3.4 million in fiscal year 2011. Restructuring expenses in fiscal year 2012 relate to the restructuring actions announced as part of the Plan. See Note 14 to the Consolidated Financial Statements in Item 8 of this Annual Report for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 7 of this Annual Report.

Restructuring expenses in fiscal year 2011 included ongoing costs related to the decisions from our restructuring activities occurring in the third quarter of fiscal year 2010.

Acquisition-Related Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Acquisition-related expenses	$215	$536	*
As a percentage of total revenue	—%	—%

Acquisition-related expenses in fiscal years 2012 and 2011 are transaction-related costs, primarily professional services fees, employee severance and facility closing costs associated with the acquisition of Corticon.

Income from Operations

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Income from operations	$49,440	$101,241	(51)%
As a percentage of total revenue	15%	28%

Income from operations decreased $51.8 million in fiscal year 2012 as compared to fiscal year 2011, and decreased as a percentage of total revenue from 28% to 15%. As discussed above, the decrease was primarily the result of lower revenues and higher operating expenses in fiscal year 2012 as compared to fiscal year 2011.

Income from Operations by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Core segment	$111,276	$161,900	(31)%
As a percentage of total revenue	33%	45%
Non-Core segment	$(27,030)	$(32,306)	16%
As a percentage of total revenue	(8)%	(9)%
Unallocated items	$(34,806)	$(28,353)	(23)%
As a percentage of total revenue	(10)%	(8)%

On a segment basis, income from operations of our Core segment decreased $50.6 million in fiscal year 2012 as compared to fiscal year 2011. The decrease is primarily the result of lower revenues in fiscal year 2012 and the impact of the fiscal year 2010 restructuring efforts to fiscal year 2011 operating expenses. The operating loss of our non-Core segment represents indirect expenses required to operate the non-Core segment, and which are not directly related to any of the product lines within the non-Core segment which would qualify for discontinued operations classification. The decrease in these costs in fiscal year 2012 is the result of costs savings and cost control measures related to the Plan. For an understanding of how our internal measure of segment income from operations is determined, see Note 17 of the Consolidated Financial Statements appearing in Item 8 of this Annual Report.

Other Income (Expense)

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Interest income and other	$2,574	$1,999	29%
Foreign currency loss	(2,378)	(2,518)	6
Total other income (expense), net	$196	$(519)	138%
As a percentage of total revenue	—%	—%

Other income (expense) increased $0.7 million in fiscal year 2012 as compared to fiscal year 2011. The increase was due to an increase in miscellaneous income and the decreases in foreign currency losses.

Provision for Income Taxes

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Provision for income taxes	$17,032	$34,380	(50)%
As a percentage of total revenue	5%	10%

Our effective tax rate remained flat at 34% in fiscal years 2012 and 2011. Fiscal year 2011 benefited from a reinstatement of the research and development credit in the tax code in December 2010 with a retroactive effective date to January 1, 2010 that allowed us to benefit from the credit in fiscal year 2011 for the period of January to November 2010. Fiscal year 2012 benefited from a reduction in state tax due to a partial release of valuation allowances on state tax credit carryforwards, which will be utilized to offset certain gains on our dispositions, and due to a lower effective tax rate on foreign earnings.

Net Income

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Income from continuing operations	$32,604	$66,342	(51)%
Income (loss) from discontinued operations	14,840	(6,713)	321
Net income	$47,444	$59,629	(20)%

Income (loss) from discontinued operations includes the revenues and direct expenses of the product lines included in our non-Core segment, all of which qualify for treatment as discontinued operations at November 30, 2012. In fiscal year 2012, it also includes the gains on sales of our FuseSource and Shadow product lines of $19.8 million and $25.3 million, respectively. In addition, we recorded an impairment loss of $8.6 million related to our Artix, Orbacus and Orbix assets, which are classified as held for sale in our consolidated balance sheet at November 30, 2012. The impairment loss represents the write down of the assets to fair value. See Note 7 of the Consolidated Financial Statements appearing in Item 8 of this Annual Report for additional information related to our discontinued product lines.

Fiscal 2011 Compared to Fiscal 2010

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2011	November 30, 2010	As Reported	Constant Currency
Revenue	$360,704	$351,610	3%	—%

Total revenue increased $9.1 million in fiscal year 2011 as compared to fiscal year 2010, principally due to increased revenue from maintenance. Changes in prices from fiscal year 2011 to fiscal year 2010 did not have a significant impact on our revenue.

License Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2011	November 30, 2010	As Reported	Constant Currency
License	$125,966	$125,680	—%	(2)%
As a percentage of total revenue	35%	36%

Software license revenue remained relatively stable in fiscal year 2011 as compared to fiscal year 2010. Software license revenue would have decreased by 2% if exchange rates had been constant in fiscal year 2011 as compared to exchange rates in effect in fiscal year 2010. Excluding the impact of changes in exchange rates, software license revenue from direct end-users decreased in fiscal year 2011 as compared to fiscal year 2010, but increased from indirect channels, primarily from OpenEdge application partners.

Maintenance and Services Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2011	November 30, 2010	As Reported	Constant Currency
Maintenance	$217,372	$209,073	4%	1%
As a percentage of total revenue	60%	59%
Professional services	$17,366	$16,857	3%	—%
As a percentage of total revenue	5%	5%
Total maintenance and services revenue	$234,738	$225,930	4%	1%
As a percentage of total revenue	65%	64%

Maintenance and services revenue increased $8.8 million in fiscal year 2011 as compared to fiscal year 2010. Maintenance and services revenue would have increased by 1% if exchange rates had been constant in fiscal year 2011 as compared to exchange rates in effect in fiscal year 2010. Excluding the impact of changes in exchange rates, the increase in maintenance and services revenue was primarily the result of an increase in our installed customer base for maintenance renewals. Our maintenance renewal rate in fiscal year 2011 was approximately 90%.

Revenue by Segment

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2011	November 30, 2010	As Reported	Constant Currency
Core segment	$360,704	$351,610	3%	—%
As a percentage of total revenue	100%	100%
Non-Core segment	$—	$—	—%	—%
As a percentage of total revenue	—%	—%

Revenue from our Core segment is representative of revenue from our continuing operations, since the results of all non-Core product lines are included in discontinued operations. See discussion of fluctuations in our Core and continuing operations revenue in this Results of Operations section. For an understanding of how our internal measure of segment revenue is determined, see Note 17 of the Consolidated Financial Statements appearing in Item 8 of this Annual Report.

Revenue by Region

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2011	November 30, 2010	As Reported	Constant Currency
North America	$146,572	$142,046	3%	3%
As a percentage of total revenue	41%	40%
EMEA	$153,206	$146,643	4%	—%
As a percentage of total revenue	42%	42%
Latin America	$34,349	$36,302	(5)%	(10)%
As a percentage of total revenue	10%	10%
Asia Pacific	$26,577	$26,619	—%	(10)%
As a percentage of total revenue	7%	8%

Total revenue generated in North America increased $4.5 million, and total revenue generated outside North America increased $4.6 million, in fiscal year 2011 as compared to fiscal year 2010. Total revenue generated in markets outside North America represented 59% of total revenue in fiscal year 2011 compared to 60% of total revenue in fiscal year 2010. Total revenue generated in markets outside North America would have represented 58% of total revenue if exchange rates had been constant in fiscal year 2011 as compared to the exchange rates in effect in fiscal 2010.

Cost of Software Licenses

	Fiscal Year Ended
(In thousands)	November 30, 2011	November 30, 2010	Percentage Change
Cost of software licenses	$5,430	$5,229	4%
As a percentage of software license revenue	4%	4%
As a percentage of total revenue	2%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses increased $0.2 million in fiscal year 2011 as compared to fiscal year 2010, and remained flat as a percentage of software license revenue at 4%. The dollar increase was primarily due to higher royalty expense for products and technologies licensed or resold from third parties due to higher license revenues. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Fiscal Year Ended
(In thousands)	November 30, 2011	November 30, 2010	Percentage Change
Cost of maintenance and services	$37,238	$30,144	24%
As a percentage of maintenance and services revenue	16%	13%
As a percentage of total revenue	10%	9%

Cost of maintenance and services consists primarily of costs of providing customer support, education and consulting. Cost of maintenance and services increased $7.1 million in fiscal year 2011 as compared to fiscal year 2010 and increased as a percentage of maintenance and services revenue from 13% to 16%. The total dollar amount of expense in fiscal year 2011 increased due to higher professional services costs associated with increased investment in the infrastructure of our professional services organization and fixed term services contracts with early adopters of the Progress RPM technology.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2011	November 30, 2010	Percentage Change
Amortization of acquired intangibles	$2,600	$5,780	(55)%
As a percentage of total revenue	1%	2%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to intangible assets for technology obtained in business combinations. Amortization of acquired intangibles decreased $3.2 million in fiscal year 2011 as compared to fiscal year 2010. The decrease was due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Fiscal Year Ended
(In thousands)	November 30, 2011	November 30, 2010	Percentage Change
Gross profit	$315,436	$310,457	2%
As a percentage of total revenue	87%	88%

Our gross profit increased $5.0 million in fiscal year 2011 as compared to fiscal year 2010, and our gross profit as a percentage of total revenue decreased from 88% to 87%. The dollar increase in our gross profit was primarily due to the increase in total revenue and decrease in amortization of acquired intangibles, as discussed above.

Sales and Marketing

	Fiscal Year Ended
(In thousands)	November 30, 2011	November 30, 2010	Percentage Change
Sales and marketing	$102,618	$91,974	12%
As a percentage of total revenue	28%	26%

Sales and marketing expenses increased $10.6 million in fiscal year 2011 as compared to fiscal year 2010, and increased as a percentage of total revenue from 26% to 28%. The increase in sales and marketing expenses was due to higher headcount related expenses, additional marketing programs and costs associated with investments in the field organization in support of the industry vertical and solutions focus in fiscal year 2011.

Product Development

	Fiscal Year Ended
(In thousands)	November 30, 2011	November 30, 2010	Percentage Change
Product development	$44,876	$50,080	(10)%
As a percentage of total revenue	12%	14%

Product development expenses decreased $5.2 million in fiscal year 2011 as compared to fiscal year 2010, and decreased as a percentage of revenue from 14% to 12%. The decrease in product development expenses is due to headcount related savings from the restructuring and off-shoring activities that occurred in fiscal year 2010.

General and Administrative

	Fiscal Year Ended
(In thousands)	November 30, 2011	November 30, 2010	Percentage Change
General and administrative	$61,816	$51,413	20%
As a percentage of total revenue	17%	15%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased $10.4 million in fiscal year 2011 as compared to fiscal year 2010, and increased as a percentage of revenue from 15% to 17%. The increase was primarily due to increased litigation costs and $7.1 million of employee separation costs related to the amended separation arrangements we entered into with Richard D. Reidy, our former President and Chief Executive Officer, in July 2011. The separation costs included a charge of $4.6 million of stock-based compensation and $2.5 million of future cash payments.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2011	November 30, 2010	Percentage Change
Amortization of acquired intangibles	$966	$2,803	(66)%
As a percentage of total revenue	1%	1%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of these acquired intangibles decreased $1.8 million in fiscal year 2011 as compared to fiscal year 2010. The decrease was due to the completion of amortization of certain intangible assets acquired in prior years.

Restructuring Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2011	November 30, 2010	Percentage Change
Restructuring expenses	$3,383	$22,711	*
As a percentage of total revenue	1%	6%

We incurred restructuring expenses of $3.4 million in fiscal year 2011 as compared to $22.7 million in fiscal year 2010. Restructuring expenses in fiscal year 2011 included ongoing costs related to the decisions from our restructuring activities in the third quarter of fiscal year 2010. Restructuring expenses in fiscal year 2010 included employee severance costs, excess facilities costs for unused space and termination costs of automobile leases for terminated employees in connection with the large workforce reductions undertaken in fiscal year 2010.

Acquisition-Related Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2011	November 30, 2010	Percentage Change
Acquisition-related expenses	$536	$—	*
As a percentage of total revenue	—%	—%

Acquisition-related expenses in fiscal year 2011 are transaction-related costs, primarily professional services fees, employee severance and facility closing costs associated with the acquisition of Corticon.

Income from Operations

	Fiscal Year Ended
(In thousands)	November 30, 2011	November 30, 2010	Percentage Change
Income from operations	$101,241	$91,476	11%
As a percentage of total revenue	28%	26%

Income from operations increased $9.8 million in fiscal year 2011 as compared to fiscal year 2010, and increased as a percentage of total revenue from 26% to 28%. The increase in fiscal year 2011 was primarily the result of higher revenue and costs savings associated with our restructuring activities, partially offset by the restructuring charges that occurred in the first and third quarters of fiscal year 2010.

Income from Operations by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2011	November 30, 2010	Percentage Change
Core segment	$161,900	$173,662	(7)%
As a percentage of total revenue	45%	49%
Non-Core segment	$(32,306)	$(39,149)	17%
As a percentage of total revenue	(9)%	(11)%
Unallocated items	$(28,353)	$(43,037)	34%
As a percentage of total revenue	(8)%	(12)%

On a segment basis, income from operations of our Core segment decreased $11.8 million in fiscal year 2011 as compared to fiscal year 2010. The decrease is the result of the various programs implemented in fiscal year 2011, which caused expenses to increase as a percentage of revenue, and are partially offset by the savings from the restructuring efforts in fiscal year 2010. The operating loss of our non-Core segment represents indirect expenses required to operate the non-Core segment, and which are not directly related to any of the product lines within the non-Core segment which would qualify for discontinued operations classification. The decrease in these costs in fiscal year 2011 are the result of costs savings from our restructuring efforts in fiscal year 2010. For an understanding of how our internal measure of segment income from operations is determined, see Note 17 of the Consolidated Financial Statements appearing in Item 8 of this Annual Report.

Other (Expense) Income

	Fiscal Year Ended
(In thousands)	November 30, 2011	November 30, 2010	Percentage Change
Interest income and other	$1,999	$3,132	(36)%
Foreign currency (loss) gain	(2,518)	626	(502)
Total other (expense) income, net	$(519)	$3,758	(114)%
As a percentage of total revenue	—%	1%

Other (expense) income decreased $4.3 million in fiscal year 2011 as compared to fiscal year 2010. The income in fiscal year 2010 was primarily attributable to an increase in the value of our foreign currency average rate option contracts, which do not qualify for hedge accounting treatment and are marked-to-market each period, and an insurance settlement gain related to a pre-acquisition matter.

Provision for Income Taxes

	Fiscal Year Ended
(In thousands)	November 30, 2011	November 30, 2010	Percentage Change
Provision for income taxes	$34,380	$32,666	5%
As a percentage of total revenue	10%	9%

Our effective tax rate remained flat at 34% in fiscal years 2011 and 2010. Fiscal year 2010 benefited from a non-recurring change in estimate of our foreign earnings and profits utilized to determine the tax characteristics of certain international cash repatriation, partially offset by resolution of certain of our uncertain tax positions. Fiscal year 2011 benefited from a reinstatement of the research and development credit in the tax code in December 2010 with a retroactive effective date of January 1, 2010 that allowed us to benefit from the credit in fiscal year 2011 for the period of January to November 2010.

Net Income

	Fiscal Year Ended
(In thousands)	November 30, 2011	November 30, 2010	Percentage Change
Income from continuing operations	$66,342	$62,568	6%
Loss from discontinued operations	(6,713)	(14,470)	54
Net income	$59,629	$48,098	24%

Loss from discontinued operations includes the revenues and direct expenses of the product lines included in our non-Core segment, all of which qualify for treatment as discontinued operations at November 30, 2012. Any gains and losses on the sales of the product lines are recorded in the periods in fiscal year 2012 or the first quarter of fiscal year 2013, in which the sales closed. See Note 7 of the Consolidated Financial Statements appearing in Item 8 this Annual Report for additional information related to our discontinued product lines.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	November 30, 2012	November 30, 2011
Cash and cash equivalents	$301,792	$161,095
Short-term investments	53,425	100,321
Total cash, cash equivalents and short-term investments	$355,217	$261,416

The increase in cash, cash equivalents and short-term investments of $93.8 million since the end of fiscal year 2011 was primarily due to cash generated from operations, proceeds from the sales of our FuseSource and Shadow product lines and issuances of common stock upon exercise of stock options. The increase was partially offset by repurchases of our common stock. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments held by our foreign subsidiaries was $138.2 million at November 30, 2012 and 2011. At November 30, 2012, $33.2 million relates to the net undistributed earnings of our foreign subsidiaries which are considered to be permanently reinvested, and as such, they are not available to fund our domestic operations. If we were to repatriate the earnings, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

Share Repurchase Program

During the second quarter of fiscal year 2012, as part of the Plan, the Board of Directors authorized a $350.0 million return of capital to shareholders in the form of a share repurchase through fiscal year 2013. In October 2012, we announced the adoption of a 10b5-1 plan, under the Board of Directors previous authorization, to repurchase up to $250.0 million of our common stock through June 30, 2013, or earlier. We have repurchased 4.5 million shares of our common stock for $88.4 million through November 30, 2012 and 7.6 million shares for $155.3 million through January 22, 2013.

Divestiture of Non-Core Product Lines

As part of the Plan, we announced our intention to divest our ten non-Core product lines before the end of fiscal year 2013. As of November 30, 2012, we have completed the divestiture of two of the product lines for net proceeds of $46.6 million. We expect proceeds from the sales of the remaining divestitures to be received in the first quarter of fiscal year 2013. Total consideration for the sales of our Actional, DataXtend, ObjectStore, Savvion and Sonic product lines in the first quarter of fiscal year 2013 was $60.5 million, which is offset by direct transaction costs incurred. Total consideration for the sale of the remaining product lines of Artix, Orbacus and Orbix is expected to be $15.0 million, which is also partially offset by direct transaction costs incurred.

The cash flows of our continuing and discontinued operations have not been segregated in our statements of cash flows. The divestitures of these product lines will impact our cash flows in future periods, including our operating cash flows, due to the loss of revenue and elimination of direct expenses. We cannot be certain that the impact will be positive, as indirect expenses of these divestitures (e.g. general and administrative costs) will remain in our continuing cash flows until our remaining product lines can absorb those costs or until these costs are otherwise reduced.

Restructuring Activities

In the second quarter of fiscal year 2012, as part of the Plan, our management approved, committed to and initiated certain operational restructuring initiatives to reduce annual costs, including the simplification of our organizational structure and the consolidation of facilities.

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

As part of the 2012 restructuring, we incurred expenses in fiscal year 2012 totaling $19.0 million, of which $2.6 million represents excess facilities and other costs and $16.4 million represents employee severances and related benefits. We expect to incur additional costs through the first half of fiscal year 2013 of approximately $2.9 million. The total cost of the 2012 restructuring is expected to be approximately $5.1 million for excess facilities and other costs and approximately $16.8 million for employee severance and related benefits. As of November 30, 2012, $7.0 million of the $19.0 million expensed in fiscal year 2012 remains unpaid. We expect to pay the majority of the remaining liability in the next twelve months, including the additional expenses not yet recorded in the consolidated financial statements.

During the first and third quarters of 2010, we also undertook restructuring activities to improve efficiencies in our operations. As of November 30, 2012, $0.3 million of the restructuring charges remain unpaid. We expect to pay the remaining liability in fiscal year 2013.

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

Revolving loans accrue interest at a per annum rate based on our choice of either (i) the LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) the base rate plus a margin ranging from 0.25% to 0.75%, both depending on our consolidated leverage ratio. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus 1/2 of 1.00%, and (iii) the LIBOR rate for a one month interest period plus a margin equal to 1.00%. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, at a per annum rate ranging from 0.25% to 0.35%, depending on our consolidated leverage ratio. The loan origination fee and issuance costs incurred upon consummation of the Credit Agreement are being amortized through interest expense using the effective interest rate method, over the five-year term of the facility. Other customary fees and letter of credit fees may be charged and will be expensed as they are incurred.

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

The Credit Agreement contains customary affirmative and negative covenants, including a requirement to maintain a balance of at least $100.0 million in cash and cash equivalents while repurchasing shares of our common stock or making other restricted equity-related payments (e.g. cash dividend distributions). We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of November 30, 2012, there were no amounts outstanding under the revolving line and $0.3 million of letters of credit outstanding. We are in compliance with our covenants by a significant margin.

Auction Rate Securities

In addition to the $355.2 million of cash, cash equivalents and short-term investments, we had investments with a fair value of $26.3 million related to auction rate securities (ARS). These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 11 to 30 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.

Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. As of November 30, 2012, our ARS investments totaled $30.7 million at par value. These ARS are classified as available-for-sale securities.

For each of the ARS classified as available-for-sales, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $26.3 million at November 30, 2012, and we have recorded a temporary impairment charge in accumulated other comprehensive income of $4.4 million to reduce the value of our available-for-sale ARS investments.

We will not be able to access these remaining funds until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on our consolidated balance sheet at November 30, 2012.

Based on our cash and short-term investments balance of $355.2 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.

Cash Flows from Operating Activities

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	November 30, 2010
Net income	$47,444	$59,629	$48,098
Non-cash reconciling items included in net income	23,561	65,549	65,319
Changes in operating assets and liabilities	33,110	1,116	(17,216)
Net cash flows from operating activities	$104,115	$126,294	$96,201

The decrease in cash generated from operations in fiscal year 2012 as compared to fiscal year 2011 was primarily due to lower profitability, and the increase from fiscal year 2011 to fiscal year 2010 was primarily due to higher profitability.

Our gross accounts receivable as of November 30, 2012 decreased by $43.8 million from the end of fiscal year 2011, which primarily related to the receivables sold or transferred to assets held for sale as part of the divestitures of our non-Core products lines (see Note 7 to the Consolidated Financial Statements included in Item 8 of this Annual Report). Gross accounts receivable also decreased due to lower days sales outstanding (DSO) and the write-off of receivables that had been previously reserved. DSO in accounts receivable from continuing operations was 70 days at the end of fiscal year 2012. DSO as previously reported was 73 days and 74 days at the end of fiscal years 2011 and 2010, respectively, for our consolidated results prior to discontinued operations. We target a DSO range of 60 to 80 days.

Cash Flows from Investing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	November 30, 2010
Net investment activity	$55,096	$(61,917)	$13,661
Purchases of property and equipment	(7,735)	(17,047)	(9,664)
Payments for acquisitions, net of cash acquired	—	(22,900)	(49,186)
Proceeds from divestitures	46,590	—	—
Other investing activities	189	(433)	26
Net cash flows from investing activities	$94,140	$(102,297)	$(45,163)

Net cash inflows and outflows of our net investment activity is primarily a result of the timing of our purchases and maturities of securities which are classified as cash equivalents or short-term investments. We purchased $7.7 million of property and equipment in fiscal year 2012 as compared to $17.0 million in the fiscal year 2011 and $9.7 million in fiscal year 2010.

Spending slowed in fiscal year 2012 as we near the implementation of the upgrades to our order management system. Overall purchases consisted primarily of computer equipment and software and building and leasehold improvements.

In fiscal year 2011, we acquired all of the equity interest in Corticon, a privately held business enterprise software company for $23.0 million. In fiscal year 2010, we acquired Savvion, Inc. (Savvion), a privately-held company, for an aggregate purchase price of $49.2 million.

In fiscal year 2012, we divested two of our non-Core product lines. The FuseSource product line was sold to Red Hat, Inc. for $21.3 million in September 2012. The Shadow product line was sold to Rocket Software, Inc. for $31.9 million in October 2012.

Cash Flows from Financing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	November 30, 2010
Proceeds from stock-based compensation plans	$29,208	$49,672	$93,670
Repurchases of common stock	(81,316)	(200,009)	(29,336)
Other financing activities	(2,920)	2,349	3,830
Net cash flows from financing activities	$(55,028)	$(147,988)	$68,164

We received $29.2 million in fiscal year 2012 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $49.7 million in fiscal year 2011 and $93.7 million is fiscal year 2010. In fiscal year 2012, we repurchased $81.3 million, net of unsettled trades, of our common stock under our $350.0 million stock repurchase plan, which was approved by the Board of Directors in April 2012. In fiscal years 2011 and 2010, we repurchased $200.0 million and $29.3 million, respectively, of our common stock under a previously announced share repurchase plan, which was completed in fiscal year 2011.

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

Liquidity Outlook

We believe that existing cash balances, together with funds generated from operations, amounts available under the Credit Agreement and proceeds from our divestitures, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months, and does not contemplate a need for any foreign repatriation of the earnings which we have deemed permanently reinvested. Our foreseeable cash needs include our planned capital expenditures and share repurchases, lease commitments, restructuring obligations and other long-term obligations.

Revenue Backlog

(In thousands)	November 30, 2012	November 30, 2011
Deferred revenue, primarily related to unexpired maintenance and support contracts (1)	$110,391	$152,346
Multi-year licensing arrangements (2)	21,554	14,484
Open software license orders received but not shipped (2)	11,913	9,355
Total revenue backlog	$143,858	$176,185

(1)
Deferred revenue as of November 30, 2012 excludes the deferred revenue that has been included in net assets sold or is held for sale as part of our non-Core product line divestitures, and includes $3.6 million of contractual maintenance which has not been invoiced or included on our balance sheet. There is $26.3 million of deferred revenue included on our balance sheet as liabilities held for sale as of November 30, 2012. The contractual maintenance which has not been invoiced relates to a customer who changed its invoicing schedule and if excluded, amounts would not be comparable to the prior period presented.

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

Contractual Obligations

The following table details our contractual obligations as of November 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$21,467	$8,045	$8,324	$2,862	$2,236
Unrecognized tax benefits (1)	2,192	—	—	—	—
Total	$23,659	$8,045	$8,324	$2,862	$2,236

(1)
The liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability are not known. See Note 15 of the Consolidated Financial Statements appearing in Item 8 of this Annual Report for additional information.

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

For further information regarding the application of these and other accounting policies, see Note 1 of the Consolidated Financial Statements appearing in Item 8 of this Annual Report.

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

Goodwill and Intangible Asset Impairment

We have goodwill and net intangible assets of $231.2 million at November 30, 2012. We assess the impairment of goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess our amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

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

During the second quarter of fiscal year 2012, as a result of continued declines in the performance of certain of our old reporting units and in connection with the announcement of the Plan, we determined an impairment triggering event occurred that required us to perform an interim goodwill impairment test. The test indicated that our old reporting units had an estimated fair value that was in excess of their carrying values. However, the difference between the carrying value and fair value of our old Enterprise Business Solutions reporting unit had decreased since the December 15, 2011 annual test as a result of updates to our internal forecasts and projected cash flows.

During the third quarter of fiscal year 2012, in furtherance of the Plan, we changed the structure of our internal organization and the way we manage our business. As a result, our reportable segment information has been restated to reflect the current structure. Our evaluation of reporting units has also been reassessed and changed to reflect the current structure and operations. Under our new structure, our reportable segments are also our reporting units for goodwill impairment testing purposes. We have not aggregated any reporting units. During the third quarter of fiscal year 2012, we reassigned goodwill to the new reporting units and reportable segments based on the relative fair values of the reporting units.

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

At the time of our filing of this Annual Report on Form 10-K, we have completed our annual goodwill impairment test for fiscal year 2013. At the testing date, the only goodwill remaining was that of our Core segment and reporting unit. The test indicated the reporting unit had an estimated fair value that was substantially in excess of the carrying value.

Income Tax Accounting

We have a net deferred tax asset of $41.8 million at November 30, 2012. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

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

We estimate the fair value of each stock-based award on the measurement date using either the current market price or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to the expected stock price volatility, the expected term of the option, a risk-free interest rate and a dividend yield. The expected volatility is based on the historical volatility of our stock price. The expected term is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for the period that is commensurate with the expected option term at the time of grant. The expected dividend yield is based on our historical behavior and future expectations of dividend declarations. Many of these assumptions are highly subjective and require the exercise of management judgment. If management made different estimates or judgments, material differences in the amount of stock-based compensation may occur.

Investments in Debt Securities

We have approximately $26.3 million at fair value (par value of $30.7 million) in investments related to ARS, all of which are classified as noncurrent at November 30, 2012. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Based on the results of this assessment, we record either a mark-to-market adjustment in accumulated other comprehensive income or an other-than-temporary impairment charge in other income in our consolidated statements of income. If we use different assumptions or the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of our available-for-sale ARS through an other-than-temporary impairment charge in current period earnings.

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

Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The estimates used to value the net assets acquired are based in part on historical experience and information obtained from the management of the acquired company. We generally value the identifiable intangible assets acquired using a discounted cash flow model. The significant estimates used in valuing certain of the intangible assets include, but are not limited to: future expected cash flows of the asset, discount rates to determine the present value of the future cash flows, attrition rates of customers, and expected technology life cycles. We also estimate the useful lives of the intangible assets based on the expected period over which we anticipate generating economic benefit from the asset.

Our estimates of fair value are based on assumptions believed to be reasonable at that time. If management made different estimates or judgments, material differences in the fair values of the net assets acquired may result.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal year 2013. We adopted ASU 2011-08 for our fiscal year 2013 annual impairment test, which occurs in our first quarter and was completed prior to the filing of this Annual Report. The adoption did not have any impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for us in our first quarter of fiscal year 2013 and should be applied retrospectively. The adoption of ASU 2011-05 and ASU 2011-12 is not anticipated to have any impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We adopted ASU 2011-04 in our second quarter of fiscal year 2012 and have applied the provisions prospectively. The adoption of ASU 2011-04 did not have any impact on our financial position, results of operations or cash flows, but increased the disclosures included in the notes to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. Our investments have an average remaining maturity of less than two years or interest-rate resets of less than 60 days and are primarily fixed-rate instruments. In addition, we have classified the majority of our debt securities as available-for-sale. The available-for-sale classification reduces the consolidated statements of income exposure to interest rate risk if such investments are held until their maturity date because changes in fair value due to market changes in interest rates are recorded on the consolidated balance sheet in accumulated other comprehensive income. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial. Additionally, see further discussion regarding market risks with our investments in auction rate securities under Liquidity and Capital Resources in Item 7 of this Annual Report.

We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. Principal currencies hedged include the euro, British pound, Brazilian real, Japanese yen and Australian dollar. We do not enter into derivative instruments for speculative purposes. During fiscal year 2012, we did not hold any foreign currency option contracts.

We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the consolidated balance sheets at the end of each reporting period and expire within 90 days. In fiscal year 2012, realized and unrealized losses of $0.2 million from our forward contracts were recognized in other income in the consolidated statement of income. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

Foreign currency translation exposure from a 10% movement of currency exchange rates would have a material impact on our reported revenue and net income. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 5% and our net income would be adversely affected by approximately 10% (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding foreign currency forward and option contracts at November 30, 2012 and 2011 where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2012		November 30, 2011
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$6,453	$4	$2,180	$(54)
Forward contracts to purchase U.S. dollars	31,465	(190)	36,275	106
Total	$37,918	$(186)	$38,455	$52

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2012 and 2011, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended November 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and subsidiaries as of November 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the financial statements, the Company is divesting the product lines within it non-core segment. The operating results as well as any gains or losses on sales are included in income (loss) from discontinued operations, net in the accompanying financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of November 30, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2013 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 29, 2013

Consolidated Financial Statements

Consolidated Balance Sheets

(In thousands, except share data)	November 30, 2012	November 30, 2011
Assets
Current assets:
Cash and cash equivalents	$301,792	$161,095
Short-term investments	53,425	100,321
Total cash, cash equivalents and short-term investments	355,217	261,416
Accounts receivable (less allowances of $3,024 in 2012 and $6,683 in 2011)	70,793	110,927
Other current assets	16,478	22,110
Deferred tax assets	16,301	13,458
Assets held for sale	68,029	—
Total current assets	526,818	407,911
Property and equipment, net	63,071	66,206
Intangible assets, net	5,119	64,408
Goodwill	226,110	256,211
Deferred tax assets	26,565	30,361
Investments in auction rate securities	26,321	33,539
Other assets	10,973	5,627
Total assets	$884,977	$864,263
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$357
Accounts payable	10,477	7,039
Accrued compensation and related taxes	39,105	31,245
Income taxes payable	21,486	6,048
Other accrued liabilities	39,876	35,728
Short-term deferred revenue	103,925	145,727
Liabilities held for sale	25,285	—
Total current liabilities	240,154	226,144
Long-term deferred revenue	2,817	6,619
Deferred tax liabilities	1,032	1,533
Other noncurrent liabilities	2,575	4,857
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $.01 par value; authorized, 200,000,000 shares; issued and outstanding, 59,594,961 in 2012 and 61,788,629 in 2011	596	619
Additional paid-in capital	299,737	308,602
Retained earnings	348,830	327,542
Accumulated other comprehensive loss	(10,764)	(11,653)
Total shareholders’ equity	638,399	625,110
Total liabilities and shareholders’ equity	$884,977	$864,263

See notes to consolidated financial statements.

Consolidated Statements of Income

	Fiscal Year Ended
(In thousands, except per share data)	November 30, 2012	November 30, 2011	November 30, 2010
Revenue:
Software licenses	$113,270	$125,966	$125,680
Maintenance and services	221,935	234,738	225,930
Total revenue	335,205	360,704	351,610
Costs of revenue:
Cost of software licenses	6,112	5,430	5,229
Cost of maintenance and services	36,192	37,238	30,144
Amortization of acquired intangibles	1,259	2,600	5,780
Total costs of revenue	43,563	45,268	41,153
Gross profit	291,642	315,436	310,457
Operating expenses:
Sales and marketing	117,855	102,618	91,974
Product development	53,017	44,876	50,080
General and administrative	62,053	61,816	51,413
Amortization of acquired intangibles	962	966	2,803
Restructuring expenses	8,100	3,383	22,711
Acquisition-related expenses	215	536	—
Total operating expenses	242,202	214,195	218,981
Income from operations	49,440	101,241	91,476
Other income (expense):
Interest income and other	2,574	1,999	3,132
Foreign currency (loss) gain	(2,378)	(2,518)	626
Total other income (expense), net	196	(519)	3,758
Income from continuing operations before income taxes	49,636	100,722	95,234
Provision for income taxes	17,032	34,380	32,666
Income from continuing operations	32,604	66,342	62,568
Income (loss) from discontinued operations, net	14,840	(6,713)	(14,470)
Net income	$47,444	$59,629	$48,098
Earnings per share:
Basic:
Continuing operations	$0.52	$1.01	$0.98
Discontinued operations	0.24	(0.10)	(0.23)
Net income per share	$0.75	$0.91	$0.75
Diluted:
Continuing operations	$0.51	$0.98	$0.94
Discontinued operations	0.23	(0.10)	(0.22)
Net income per share	$0.74	$0.88	$0.73
Weighted average shares outstanding:
Basic	62,881	65,705	63,957
Diluted	63,741	67,540	66,212

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Comprehensive Income
(in thousands)	Number of Shares	Amount
Balance, December 1, 2009	60,906	$609	$246,656	$312,588	$(1,986)	$557,867
Issuance of stock under employee stock purchase plan	604	6	6,203	—	—	6,209
Exercise of stock options	6,291	63	87,398	—	—	87,461
Issuance of shares to Board of Directors	24	—	—	—	—	—
Vesting of restricted stock units	285	3	—	—	—	3
Withholding tax payments related to net issuance of restricted stock units	(86)	(1)	(1,858)	—	—	(1,859)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	9,463	—	—	9,463
Stock-based compensation	—	—	18,121	—	—	18,121
Treasury stock repurchases and retirements	(1,496)	(15)	(19,045)	(10,277)	—	(29,337)
Unrealized loss on investments, net of tax of $294	—	—	—	—	(207)	(207)	$(207)
Net income	—	—	—	48,098	—	48,098	48,098
Translation adjustment	—	—	—	—	(5,546)	(5,546)	(5,546)
Balance, November 30, 2010	66,528	665	346,938	350,409	(7,739)	690,273	42,345
Issuance of stock under employee stock purchase plan	594	6	6,838	—	—	6,844
Exercise of stock options	2,755	28	42,800	—	—	42,828
Issuance of shares to Board of Directors	31	—	—	—	—	—
Vesting of restricted stock units	386	4	—	—	—	4
Withholding tax payments related to net issuance of restricted stock units	(114)	(1)	(2,705)	—	—	(2,706)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	6,162	—	—	6,162
Stock-based compensation	—		25,999	—	—	25,999
Treasury stock repurchases and retirements	(8,391)	(84)	(117,429)	(82,496)	—	(200,009)
Unrealized gain on investments, net of tax of $76	—	—	—	—	354	354	354
Net income	—	—	—	59,629	—	59,629	59,629
Translation adjustment	—	—	—	—	(4,268)	(4,268)	(4,268)
Balance, November 30, 2011	61,789	618	308,603	327,542	(11,653)	625,110	55,715

Issuance of stock under employee stock purchase plan	376	4	5,650	—	—	5,654
Exercise of stock options	1,488	15	23,420	—	—	23,435
Vesting of restricted stock units	625	6	—	—	—	6
Withholding tax payments related to net issuance of restricted stock units	(189)	(2)	(4,153)	—	—	(4,155)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	167	—	—	167
Stock-based compensation	—	—	28,233	—	—	28,233
Treasury stock repurchases and retirements	(4,494)	(45)	(62,183)	(26,156)	—	(88,384)
Unrealized gain on investments, net of tax of $527	—	—	—	—	1,527	1,527	1,527
Net income	—	—	—	47,444	—	47,444	47,444
Translation adjustment	—	—	—	—	(638)	(638)	(638)
Balance, November 30, 2012	59,595	$596	$299,737	$348,830	$(10,764)	$638,399	$48,333

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	November 30, 2010
Cash flows from operating activities:
Net income	$47,444	$59,629	$48,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,305	8,832	10,859
Amortization of acquired intangibles and other	21,660	26,246	30,558
Stock-based compensation	28,233	25,999	18,121
Gain on sale of dispositions	(45,105)	—	—
Impairment loss on assets held for sale	8,601	—	—
Loss on sale of auction rate security	270	—	—
Loss on disposal of property and equipment	—	114	—
Asset impairment	898	—	—
Deferred income taxes	(22)	2,468	3,762
Tax benefit from stock plans	171	6,165	9,465
Excess tax benefits from stock plans	(1,590)	(6,238)	(6,046)
Allowances for accounts receivable	1,140	1,963	(1,400)
Changes in operating assets and liabilities:
Accounts receivable	14,373	8,053	(18,971)
Other assets	1,547	2,709	(3,159)
Accounts payable and accrued liabilities	7,484	(24,679)	12,469
Income taxes payable and uncertain tax positions	17,617	9,640	(6,632)
Deferred revenue	(7,911)	5,393	(923)
Net cash flows from operating activities	104,115	126,294	96,201
Cash flows from investing activities:
Purchases of investments	(27,924)	(152,658)	(38,632)
Sales and maturities of investments	74,065	84,441	33,318
Redemptions and sales of auction rate securities - available-for-sale	8,955	6,300	1,235
Redemptions of auction rate securities - trading	—	—	17,740
Purchases of property and equipment	(7,735)	(17,047)	(9,664)
Payments for acquisitions, net of cash acquired	—	(22,900)	(49,186)
Proceeds from divestitures, net	46,590	—	—
Decrease (increase) in other noncurrent assets	189	(433)	26
Net cash flows from investing activities	94,140	(102,297)	(45,163)
Cash flows from financing activities:
Proceeds from stock-based compensation plans	29,208	49,672	93,670
Purchase of common stock related to withholding taxes from issuance of restricted stock units	(4,153)	(2,706)	(1,858)
Repurchase of common stock	(81,316)	(200,009)	(29,336)
Excess tax benefit from stock plans	1,590	6,238	6,046
Payment of long-term debt	(357)	(388)	(358)
Payment of issuance costs for line of credit	—	(795)	—
Net cash flows from financing activities	(55,028)	(147,988)	68,164
Effect of exchange rate changes on cash	(2,530)	(1,473)	(8,516)
Net increase (decrease) in cash and equivalents	140,697	(125,464)	110,686
Cash and equivalents, beginning of year	161,095	286,559	175,873
Cash and equivalents, end of year	$301,792	$161,095	$286,559

Supplemental disclosure:
Cash paid for income taxes, net of refunds of $1,987 in 2012, $9,183 in 2011 and $2,127 in 2010	$15,337	$9,545	$15,911
Non-cash financing activity:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$13,886	$9,160	$6,333
Unsettled repurchases of common stock	$7,068	$—	$—

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

During the second quarter of fiscal year 2012, we announced a new strategic plan (the "Plan"). Under the Plan, we have begun to combine our OpenEdge, DataDirect and Decision Analytics (comprised of Apama, Corticon and the Progress Control Tower) product lines (the "Core" product lines) into a single, cohesive offering. Under the Plan, we have also largely completed the process of divesting our ten non-Core product lines: Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic.

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

Foreign Currency Translation

The functional currency of most of our foreign subsidiaries is the local currency in which the subsidiary operates. For foreign operations where the local currency is considered to be the functional currency, we translate assets and liabilities into U.S. dollars at the exchange rate on the balance sheet date. We translate income and expense items at average rates of exchange prevailing during each period. We accumulate translation adjustments in accumulated other comprehensive loss, a component of shareholders’ equity.

For foreign operations where the U.S. dollar is considered to be the functional currency, we translate monetary assets and liabilities into U.S. dollars at the exchange rate on the balance sheet date. We re-measure non-monetary assets and liabilities into U.S. dollars at historical exchange rates. We translate income and expense items at average rates of exchange prevailing during each period. We recognize translation adjustments currently as a component of foreign currency (loss) gain in the statements of income.

Immaterial Correction of Prior Period Amounts

In the third quarter of fiscal 2012, in connection with the filing of our Federal income tax return, we undertook a review of our income taxes payable. As part of the review, we identified errors relating to prior fiscal year financial statements. The errors relate to improper entries to income taxes payable as part of accounting for uncertain tax positions, purchase accounting, accounting for deferred tax assets and return to provision adjustments and had the cumulative impact of overstating income taxes payable, goodwill, deferred tax assets and the provision for income taxes in prior periods.

The errors are immaterial to all annual and quarterly periods previously presented. However, because the cumulative impact of the errors would have been significant to the current period consolidated statement of income if corrected in the current period, we have corrected the prior period financial statements to reflect the corrections in the periods they occurred (see "Adjustment" column in the tables below).

The effect of the corrections to the consolidated balance sheet as of November 30, 2011, is as follows (in thousands):

	As Previously Reported	Impact of Purchase Accounting Measurement Period Adjustments	Adjustment	As Corrected
Assets:
Other current assets	$21,143	—	$967	$22,110
Deferred tax assets	14,291	—	(833)	13,458
Total current assets	407,777	—	134	407,911
Goodwill	263,239	(5,415)	(1,613)	256,211
Total assets	865,310	432	(1,479)	864,263
Liabilities and shareholders’ equity:
Income taxes payable	11,412	—	(5,364)	6,048
Total current liabilities	231,508	—	(5,364)	226,144
Other noncurrent liabilities	3,350	432	1,075	4,857
Retained earnings	326,135	—	1,407	327,542
Accumulated other comprehensive loss	(13,056)	—	1,403	(11,653)
Total shareholders’ equity	622,300	—	2,810	625,110
Total liabilities and shareholders’ equity	865,310	432	(1,479)	864,263

The effect of the corrections to the consolidated statement of income for the year ended November 30, 2011, is as follows (in thousands, except per share data; per share data may not foot due to rounding):

	As Previously Reported	Impact of Discontinued Operations	Adjustment	As Corrected
Provision for income taxes	$28,943	$6,305	$(868)	$34,380
Income from continuing operations	—	65,474	868	66,342
Net income	58,761	—	868	59,629

Earnings per share:
Basic:
Continuing operations	—	1.00	0.01	1.01
Net income per share	0.89	—	0.01	0.91
Diluted:
Continuing operations	—	0.97	0.01	0.98
Net income per share	0.87	—	0.01	0.88

The effect of the corrections to the consolidated statement of income for the year ended November 30, 2010, is as follows (in thousands, except per share data; per share data may not foot due to rounding):

	As Previously Reported	Impact of Discontinued Operations	Adjustment	As Corrected
Provision for income taxes	$22,857	$9,565	$244	$32,666
Income from continuing operations	—	62,812	(244)	62,568
Loss from discontinued operations	—	(14,241)	(229)	(14,470)
Net income	48,571	—	(473)	48,098

Earnings per share:
Basic:
Continuing operations	—	0.98	—	0.98
Discontinued operations	—	(0.22)	—	(0.23)
Net income per share	0.76	—	(0.01)	0.75
Diluted:
Continuing operations	—	0.95	—	0.94
Discontinued operations	—	(0.22)	—	(0.22)
Net income per share	0.73	—	(0.01)	0.73

The effect of the corrections to the consolidated statements of shareholders' equity for the years ended November 30, 2011 and 2010, is as follows (in thousands):

	Fiscal Year Ended 2011			Fiscal Year Ended 2010
	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Total stockholders' equity, beginning of period	$688,331	$1,942	$690,273	$555,452	$2,415	$557,867
Retained earnings:
Retained earnings, beginning of year	349,870	539	350,409	311,576	1,012	312,588
Net income	58,761	868	59,629	48,571	(473)	48,098
Retained earnings, end of year	326,135	1,407	327,542	349,870	539	350,409
Accumulated other comprehensive loss:
Accumulated other comprehensive loss, beginning of year	(9,142)	1,403	(7,739)	(3,389)	1,403	(1,986)
Accumulated other comprehensive loss, end of year	(13,056)	1,403	(11,653)	(9,142)	1,403	(7,739)
Total stockholders' equity, end of period	622,300	2,810	625,110	688,331	1,942	690,273

The effect of the corrections to the consolidated statements of cash flows for the years ended November 30, 2011 and 2010, is as follows (in thousands):

	Fiscal Year Ended 2011			Fiscal Year Ended 2010
	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Cash flows from operating activities:
Net income	$58,761	$868	$59,629	$48,571	$(473)	$48,098
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,869	599	2,468	4,004	(242)	3,762
Changes in operating assets and liabilities:
Income taxes payable and uncertain tax positions	11,107	(1,467)	9,640	(7,347)	715	(6,632)

Cash Equivalents and Investments

Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. We classify investments, which consist of auction rate securities (ARS), state and municipal bond obligations, U.S. government securities, certificates of deposit and corporate bonds and notes, as investments available-for-sale, which are stated at fair value. We include aggregate unrealized holding gains and losses, net of taxes, on available-for-sale securities as a component of accumulated other comprehensive loss in shareholders’ equity. We classify investments in mutual funds where the underlying securities are predominantly Brazilian government bonds as trading securities, which are stated at fair value. We include realized and unrealized gains and losses on trading securities in other (expense) income on the consolidated statements of income.

During fiscal year 2011, we determined certain highly-liquid bond obligations and Brazilian mutual funds, which had previously been classified as cash equivalents, did not meet the definition of a cash equivalent.  At November 30, 2011 we have classified these securities as short-term investments. At November 30, 2010, $9.0 million was classified as cash equivalents but should have been classified as short-term investments. This amount was also reflected in our cash and equivalents balance in our consolidated statements of cash flows for the year ended November 30, 2010, but should have been reflected in our cash flows from investing activities.  We evaluated the error and do not believe the amount is material to our consolidated financial statements for any prior period. We have not restated our previously issued consolidated financial statements, or revised any prior period amounts within these financial statements as a result of this item.

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

A summary of activity in the allowances for doubtful accounts is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Beginning balance	$6,683	$4,980	$7,650
Charge (benefit) to costs and expenses	1,140	1,963	(1,400)
Write-offs and other	(5,094)	(117)	(981)
Translation adjustments	295	(143)	(289)
Ending balance	$3,024	$6,683	$4,980

In fiscal year 2012, we wrote-off significantly aged receivables which had been previously allowed for. Our net accounts receivable balance and bad debt expense were not impacted, but our gross accounts receivable and allowance for doubtful accounts balances decreased.

Concentrations of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivative instruments and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We hold our cash and cash equivalents, investments and derivative instrument contracts with high quality financial institutions and we monitor the credit ratings of those institutions. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. No single customer represented more than 10% of consolidated accounts receivable or revenue in fiscal years 2012, 2011 or 2010.

Fair Value of Financial Instruments

The carrying amount of our cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these items. We base the fair value of short-term investments on quoted market prices at the balance sheet date. The fair value of ARS is based on a valuation methodology utilizing discounted cash flow models (Note 2) due to the absence of quoted market prices. We measure and record derivative financial instruments at fair value (Note 3). We elect fair value measurement for certain financial assets on a case-by-case basis.

Derivative Instruments

We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value. We use derivative instruments to manage exposures to fluctuations in the value of foreign currencies, which exist as part of our ongoing business operations. Certain assets and forecasted transactions are exposed to foreign currency risk. Our objective for holding derivatives is to eliminate or reduce the impact of these exposures. We periodically monitor our foreign currency exposures to enhance the overall economical effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, British pound, Brazilian real, Japanese yen and Australian dollar. We do not enter into derivative instruments for speculative purposes, nor do we hold or issue any derivative instruments for trading purposes.

We enter into certain derivative instruments that do not qualify for hedge accounting and are not designated as hedges. Although these derivatives do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of such derivative instruments that are not accounted for as hedges are recognized in earnings in other income (expense) in the consolidated statements of income.

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

Goodwill, Intangible Assets and Long-Lived Assets

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

We periodically review long-lived assets (primarily property and equipment) and intangible assets with finite lives (purchased technology, capitalized software and customer-related intangibles, which we amortize using the pattern in which the economic benefit will be realized or using the straight-line method if a pattern cannot be reliably determined) for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the carrying value of the asset. If impairment is indicated, we write down the asset to its estimated fair value based on a discounted cash flow analysis. We recorded no impairment losses in fiscal years 2011 and 2010. In fiscal year 2012 we recorded an impairment loss of $0.9 million related to assets no longer deployed as part of cost reduction strategies associated with our restructuring action.

Comprehensive Loss

The components of comprehensive loss include, in addition to net income, unrealized gains and losses on investments and foreign currency translation adjustments.

Accumulated other comprehensive loss is comprised of the following components (in thousands):

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Accumulated unrealized losses on investments	$(2,581)	$(4,108)	$(4,462)
Cumulative translation adjustment	(8,183)	(7,545)	(3,277)
Total accumulated comprehensive loss, net of tax	$(10,764)	$(11,653)	$(7,739)

The tax effect on accumulated unrealized losses on investments was $1.5 million, $2.0 million and $2.1 million at November 30, 2012, 2011 and 2010, respectively.

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

We generally recognize revenue from software licenses sold together with maintenance and/or consulting services upon shipment using the residual method, provided that the above criteria have been met. If VSOE of fair value for the undelivered elements cannot be established, we defer all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, then we recognize the entire fee ratably over the maintenance period. If payment of the software license fees is dependent upon the performance of consulting services or the consulting services are essential to the functionality of the licensed software, then we recognize both the software license and consulting fees using the completed contract method. We recognize maintenance revenue ratably over the term of the applicable agreement. We generally recognize revenue from services, primarily consulting and customer education, as the related services are performed.

Product Development Costs

We expense product development costs as incurred. We did not capitalize any software development costs related to product development in fiscal years 2012, 2011 or 2010.

Advertising Costs

Advertising costs are expensed as incurred and were $1.5 million, $2.9 million and $2.5 million in fiscal years 2012, 2011 and 2010, respectively.

Warranty Costs

We make periodic provisions for expected warranty costs. Historically, warranty costs have been insignificant.

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally 4 or 5 years for options, and 3 years for restricted stock units and restricted stock awards.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal year 2013. We adopted ASU 2011-08 for our fiscal year 2013 annual impairment test, which occurs in our first quarter and was completed prior to the filing of this Annual Report. The adoption did not have any impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for us in our first quarter of fiscal year 2013 and should be applied retrospectively. The adoption of ASU 2011-05 and ASU 2011-12 is not anticipated to have any impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. We adopted ASU 2011-04 in our second quarter of fiscal year 2012 and have applied the provisions prospectively. The adoption of ASU 2011-04 did not have any impact on our financial position, results of operations or cash flows, but increased the disclosures included in the notes to the consolidated financial statements.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2012 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$176,201	$—	$—	$176,201
Money market funds	125,591	—	—	125,591
State and municipal bond obligations	50,565	255	(2)	50,818
Auction rate securities – municipal bonds	27,175	—	(3,755)	23,420
Auction rate securities – student loans	3,500	—	(599)	2,901
Corporate bonds	2,608	—	(1)	2,607
Total	$385,640	$255	$(4,357)	$381,538

A summary of our cash, cash equivalents and trading and available-for-sale investments at November 30, 2011 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$134,890	$—	$—	$134,890
Money market funds	24,220	—	—	24,220
State and municipal bond obligations	84,193	221	(16)	84,398
Brazilian mutual funds	15,346	—	—	15,346
Auction rate securities – municipal bonds	27,200	—	(4,269)	22,931
Auction rate securities – student loans	12,700	—	(2,092)	10,608
Corporate bonds	2,562	—	—	2,562
Total	$301,111	$221	$(6,377)	$294,955

Such amounts are classified on our consolidated balance sheets as follows (in thousands):

	November 30, 2012			November 30, 2011
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$176,201	$—	$—	$134,890	$—	$—
Money market funds	125,591	—	—	24,220	—	—
State and municipal bond obligations	—	50,818	—	1,985	82,413	—
Brazilian mutual funds	—	—	—	—	15,346	—
Auction rate securities – municipal bonds	—	—	23,420	—	—	22,931
Auction rate securities – student loans	—	—	2,901	—	—	10,608
Corporate bonds	—	2,607	—	—	2,562	—
Total	$301,792	$53,425	$26,321	$161,095	$100,321	$33,539

For each of the ARS, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $26.3 million and $33.5 million at November 30, 2012 and 2011, respectively. The temporary impairment recorded in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $4.4 million and $6.4 million at November 30, 2012 and 2011, respectively.

We will not be able to access the funds associated with our ARS investments until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the consolidated balance sheets at November 30, 2012 and 2011.

Based on our cash, cash equivalents and short-term investments balance of $355.2 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment of these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.

The fair value of debt securities by contractual maturity is as follows (in thousands):

	November 30, 2012	November 30, 2011
Due in one year or less (1)	$55,001	$104,620
Due after one year	24,745	31,225
Total	$79,746	$135,845

(1)
Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 11 to 30 years.

Investments with continuous unrealized losses and their related fair values are as follows at November 30, 2012 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bond obligations	$5,818	$(1)	$472	$(1)	$6,290	$(2)
Auction rate securities – municipal bonds	—	—	23,420	(3,755)	23,420	(3,755)
Auction rate securities – student loans	—	—	2,901	(599)	2,901	(599)
Corporate bonds	2,607	(1)	—	—	2,607	(1)
Total	$8,425	$(2)	$26,793	$(4,355)	$35,218	$(4,357)

Investments with continuous unrealized losses and their related fair values are as follows at November 30, 2011 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bond obligations	$24,585	$(16)	$—	$—	$24,585	$(16)
Auction rate securities – municipal bonds	—	—	22,931	(4,269)	22,931	(4,269)
Auction rate securities – student loans	—	—	10,608	(2,092)	10,608	(2,092)
Total	$24,585	$(16)	$33,539	$(6,361)	$58,124	$(6,377)

The unrealized losses associated with state and municipal bond obligations and corporate bonds are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of November 30, 2012.

Note 3: Derivative Instruments

We generally use foreign currency option contracts that are not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. All foreign currency option contracts are recorded at fair value in other current assets on the consolidated balance sheets at the end of each reporting period and expire within one year. In fiscal years 2011 and 2010, mark-to-market (losses) gains of $(0.5) million and $3.1 million, respectively, on foreign currency option contracts were recorded in other income (expense) in the consolidated statements of income. We did not hold any option contracts during fiscal year 2012.

We also use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the consolidated balance sheets at the end of each reporting period and expire within 90 days. In fiscal years 2012, 2011 and 2010, realized and unrealized losses of $0.2 million, $1.2 million, and $7.2 million, respectively, from our forward contracts were recognized in other income (expense) in the consolidated statements of income. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2012		November 30, 2011
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$6,453	$4	$2,180	$(54)
Forward contracts to purchase U.S. dollars	31,465	(190)	36,275	106
Total	$37,918	$(186)	$38,455	$52

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$125,591	$125,591	$—	$—
State and municipal bond obligations	50,818	—	50,818	—
Auction rate securities – municipal bonds	23,420	—	—	23,420
Auction rate securities – student loans	2,901	—	—	2,901
Corporate bonds	2,607	—	2,607	—
Foreign exchange derivatives	(186)	—	(186)	—

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2011 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$24,220	$24,220	$—	$—
State and municipal bond obligations	84,398	—	84,398	—
Brazilian mutual funds	15,346	15,346	—	—
Auction rate securities – municipal bonds	22,931	—	—	22,931
Auction rate securities – student loans	10,608	—	—	10,608
Corporate bonds	2,562	—	2,562	—
Foreign exchange derivatives	52	—	52	—

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

The valuation technique used to measure fair value for our Level 3 assets, which consists of our ARS, is an income approach, where the expected weighted average future cash flows are discounted back to present value for each asset. The significant unobservable inputs used in the fair value measurement of our ARS are the probability of earning the maximum rate until maturity, the probability of principal return prior to maturity, the probability of default, the liquidity risk premium and the recovery rate in default. Changes in the underlying assumptions used to value the ARS could significantly impact the fair value estimates recorded in the consolidated balance sheets.

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for each period presented (in thousands):

	November 30, 2012	November 30, 2011
Balance, beginning of period	$33,539	$39,643
Redemptions and sales	(6,255)	(6,300)
Transfer to Level 2 fair value measurement	(2,700)	—
Realized losses included in earnings	(270)	—
Unrealized gains included in accumulated other comprehensive loss	2,007	196
Balance, end of period	$26,321	$33,539

During the second quarter of fiscal year 2012, we received a redemption notice for one of our ARS at par value. We transferred the ARS to a Level 2 fair value measurement, as the value at the end of the second quarter was based on observable inputs. The ARS was redeemed in the third quarter of fiscal year 2012. During the fourth quarter of fiscal year 2012, we received a notice to tender one of our ARS, which we executed and recorded a realized loss in other income (expense) in the consolidated statement of income.

Nonrecurring Fair Value Measurements

The following table details our nonrecurring fair value measurements during fiscal year 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3	Total Losses
Disposal group	$16,487	$—	$16,487	$—	$8,601

The disposal group includes the assets and liabilities held for sale of the Artix, Orbacus and Orbix product lines, which has a fair value of $16.5 million (Note 7). The carrying value of $25.1 million was written down to fair value, less costs to sell, resulting in a loss of $8.6 million. The loss was recorded in income (loss) from discontinued operations.

We evaluate all of our assets held for sale using undiscounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine their fair values. However, a market approach was more heavily used to value the assets held for sale related to the divestitures of our non-Core product lines as part of the Plan. As bid and transaction values become apparent as we move through the marketing and divestiture process, the fair values of the assets held for sale is established. The impairment loss recorded for the Artix, Orbacus and Orbix product lines was primarily based on our expectations of a sale price as compared to our estimation of the net assets to be sold at closing. All other non-Core product lines have been sold at a gain in fiscal year 2012 or the first quarter of fiscal year 2013 (Note 7).

Note 5: Property and Equipment

Property and equipment consists of the following (in thousands):

	November 30, 2012	November 30, 2011
Computer equipment and software	$58,447	$60,797
Land, buildings and leasehold improvements	60,282	58,957
Furniture and fixtures	8,718	9,480
Property and equipment, gross	127,447	129,234
Less accumulated depreciation and amortization	(64,376)	(63,028)
Property and equipment, net	$63,071	$66,206

Note 6: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes at November 30, 2012 and 2011 (in thousands):

	November 30, 2012			November 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$42,520	$(40,066)	$2,454	$138,470	$(96,759)	$41,711
Customer-related and other	26,477	(23,812)	2,665	77,609	(54,912)	22,697
Total	$68,997	$(63,878)	$5,119	$216,079	$(151,671)	$64,408

The decrease in the gross carrying amount of our intangible assets, and associated accumulated amortization and net book value, is due to the divestitures that occurred in fiscal year 2012 and the intangible assets held for sale as of November 30, 2012 (Note 7).

We amortize intangible assets assuming no expected residual value. The weighted average amortization period for all intangible assets is 6.5 years, including 6.4 years for purchased technology and 6.6 years for customer-related and other intangible assets. Amortization expense related to these intangible assets was $2.2 million, $3.6 million and $8.6 million in fiscal years 2012, 2011 and 2010, respectively.

Future amortization expense for intangible assets as of November 30, 2012, is as follows (in thousands):

2013	$2,023
2014	1,245
2015	849
2016	345
2017	345
Thereafter	312
Total	$5,119

Goodwill

Changes in the carrying amount of goodwill for fiscal years 2012 and 2011, are as follows (in thousands):

	November 30, 2012	November 30, 2011
Balance, beginning of year	$256,211	$236,730
Additions	—	19,427
Disposals	(11,440)	—
Goodwill transfered to assets held for sale	(18,581)	—
Translation adjustments	(80)	54
Balance, end of year	$226,110	$256,211

During the third quarter of fiscal year 2012, in furtherance of the Plan, we changed the structure of our internal organization and the way we manage our business. As a result, our reportable segment information has been restated to reflect the current structure (Note 17). Our evaluation of reporting units was also reassessed and changed to reflect the current structure and operations. During the third quarter of fiscal year 2012, we reassigned goodwill to the new reporting units and reportable segments based on the relative fair values of the reporting units. This resulted in goodwill of $225.9 million being assigned to our Core segment and $30.0 million being assigned to our non-Core segment. As of November 30, 2012, all of the remaining goodwill is attributed to our Core segment. Changes in goodwill of our Core segment are the result of translation adjustments. Changes in goodwill of our non-Core segment are the result of the disposals and transfers to assets held for sale and translation adjustments.

The addition to goodwill during fiscal year 2011 is related to the acquisition of Corticon Technologies, Inc. (Corticon) in October 2011 (Note 8). The disposal of goodwill during fiscal year 2012 is related to the sales of our FuseSource and Shadow product lines (Note 7). The transfer of goodwill to assets held for sale is related to our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion and Sonic product lines (Note 7).

During fiscal year 2012, we tested goodwill for impairment at three different dates: our December 15 annual testing date and in the second and third quarters. The testing outside our annual date was based on our assessment that triggering events had occurred.

During the second quarter of fiscal year 2012, as a result of continued declines in the performance of certain of our old reporting units and in connection with the announcement of the Plan, we determined an impairment triggering event occurred that required us to perform an interim goodwill impairment test. The test indicated the our old reporting units had an estimated fair value that was in excess of their carrying values. However, the difference between the carrying value and fair value of our old Enterprise Business Solutions reporting unit had decreased since the December 15 annual test as a result of updates to our internal forecasts and projected cash flows.

During the third quarter of fiscal year 2012, in connection with the reassignment of goodwill to our new reporting units, we determined an impairment triggering event occurred that required us to perform an interim goodwill impairment test. We performed the test for both our old and new reporting units to ensure no impairment existed prior to the reassignment of goodwill or resulted after the reassignment of goodwill. The tests indicated that our reporting units under our old and new structures had estimated fair values that were in excess of their carrying values.

At the time of our filing of this Annual Report on Form 10-K, we have completed our annual goodwill impairment test for fiscal year 2013. At the testing date, the only goodwill remaining was that of our Core segment and reporting unit. The test indicated the reporting unit had an estimated fair value that was in excess of the carrying value.

We recorded no impairment losses in fiscal years 2012, 2011 or 2010.

Note 7: Divestitures

Shadow

In the fourth quarter of fiscal year 2012, we entered into a definitive purchase and sale agreement to divest our Shadow product line to Rocket Software, Inc. The divestiture of the Shadow product line was part of the Plan. The sale closed in October 2012, for total consideration of $33.0 million. Of the total consideration, $3.3 million is held in escrow to secure indemnification claims, if any, for up to 15 months. As of November 30, 2012, the escrow is included in other assets on the consolidated balance sheet.

Revenues and direct expenses of the Shadow product line have been reclassified as discontinued operations for all periods presented. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Revenue	$12,518	$16,267	$15,561
Income (loss) before income taxes	4,882	4,067	(4,215)
Income tax provision (benefit)	164	1,079	(1,447)
Gain on sale, net of tax	12,692	—	—
Income (loss) from discontinued operations, net	$17,410	$2,988	$(2,768)

The gain on sale of the Shadow product line is calculated as follows (in thousands):

Purchase price	$31,903
Less: transaction costs	1,264
Less: net assets sold
Accounts receivables	1,592
Goodwill and intangible assets	10,540
Other assets	103
Deferred revenue	(6,859)
Gain on sale	$25,263
Tax provision	12,571
Gain on sale, net of tax	$12,692

The total purchase price was reduced by $1.1 million, the amount of consideration received as part of the total $33.0 million of consideration from Rocket Software, Inc., for a three year distributor license agreement for one of our DataDirect products. The distributor license agreement does not constitute direct cash flows or significant continuing involvement of the Shadow product line, and thus does not preclude us from discontinued operations treatment.

FuseSource

In the third quarter of fiscal year 2012, we entered into a definitive purchase and sale agreement to divest our FuseSource product line to Red Hat, Inc. The divestiture of the FuseSource product line was part of the Plan. The sale closed in September 2012, for total consideration of $21.3 million. Of the total consideration, $2.1 million is held in escrow to secure indemnification claims, if any, for up to 15 months. As of November 30, 2012, the escrow is included in other assets on the consolidated balance sheet.

Revenues and direct expenses of the FuseSource product line have been reclassified as discontinued operations for all periods presented. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Revenue	$14,484	$14,820	$12,491
Loss before income taxes	(7,118)	(2,840)	(211)
Income tax benefit	(3,000)	(915)	(85)
Gain on sale, net of tax	11,187	—	—
Income (loss) from discontinued operations, net	$7,069	$(1,925)	$(126)

The gain on sale of the FuseSource product line is calculated as follows (in thousands):

Purchase price	$21,300
Less: net assets sold
Accounts receivables	2,749
Goodwill and intangible assets	3,690
Other assets	167
Deferred revenue	(5,148)
Gain on sale	$19,842
Tax provision	8,655
Gain on sale, net of tax	$11,187

Artix, Orbacus and Orbix

In the first quarter of fiscal year 2013, we entered into a definitive purchase and sale agreement to divest our Artix, Orbacus and Orbix product lines to a subsidiary of Micro Focus International plc (Micro Focus). The divestiture of these product lines was part of the Plan. The sale is expected to close in the first quarter of fiscal year 2013, subsequent to our fiscal year end, for total consideration of $15.0 million. As of November 30, 2012, we met the requirements to classify the sale of these product lines as both held for sale and discontinued operations in the consolidated financial statements.

The assets and liabilities being sold to Micro Focus are classified as assets and liabilities held for sale on the consolidated balance sheet as of November 30, 2012 and are recorded at the lower of their carrying values or fair values less costs to sell, and are no longer being depreciated or amortized. The major categories of the assets and liabilities held for sale are as follows (in thousands):

Assets:
Accounts receivable	$6,046
Goodwill and intangible assets	24,325
Other long-term assets	4
Impairment reserve	(8,601)
Total assets held for sale	$21,774
Liabilities:
Deferred revenue	$5,287
Total liabilities held for sale	$5,287

Revenues and direct expenses of these product lines have been reclassified as discontinued operations for all periods presented. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Revenue	$28,942	$33,983	$38,281
Income before income taxes	6,003	13,237	10,719
Income tax provision	3,562	3,596	2,273
Income from discontinued operations, net	$2,441	$9,641	$8,446

In the fourth quarter of fiscal year 2012, we recorded an impairment loss of $8.6 million related to the assets held for sale of the Artix, Orbacus and Orbix product lines. The impairment loss in included in income (loss) from discontinued operations.

Actional, DataXtend, ObjectStore, Savvion and Sonic

In the fourth quarter of fiscal year 2012, we entered into a definitive purchase and sale agreement to divest our Actional, DataXtend, Savvion and Sonic product lines to the investment arm of Trilogy Enterprises (Trilogy). In December 2012, the agreement was amended to include the sale of our ObjectStore product line. The divestiture of these product lines was part of the Plan. The sale closed in December 2012, subsequent to our fiscal year end, for total consideration of $60.5 million. As of November 30, 2012, we met the requirements to classify the sale of these product lines as both held for sale and discontinued operations in the consolidated financial statements.

The assets and liabilities being sold to Trilogy are classified as assets and liabilities held for sale on the consolidated balance sheet as of November 30, 2012 and are recorded at the lower of their carrying values or fair values less costs to sell, and are no longer being depreciated or amortized. The major categories of the assets and liabilities held for sale are as follows (in thousands):

Assets:
Accounts receivable	$13,691
Other current assets	412
Goodwill and intangible assets	31,693
Other long-term assets	459
Total assets held for sale	$46,255
Liabilities:
Deferred revenue	$19,998
Total liabilities held for sale	$19,998

Revenues and direct expenses of these product lines have been reclassified as discontinued operations for all periods presented. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Revenue	$81,576	$107,821	$111,177
Loss before income taxes	(18,314)	(27,484)	(30,099)
Income tax benefit	(6,234)	(10,067)	(10,077)
Loss from discontinued operations, net	$(12,080)	$(17,417)	$(20,022)

Note 8: Business Combinations

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

The allocation of the purchase price is as follows (in thousands):

	Preliminary Allocation	Final Allocation	Life
Accounts receivable	$835	$835
Property and equipment	112	112
Other assets	125	125
Deferred taxes	(1,814)	4,033
Acquired intangible assets	4,910	4,910	3 to 7 years
Goodwill	24,842	19,427
Accounts payable and other liabilities	(2,471)	(2,903)
Deferred revenue	(3,639)	(3,639)
Net cash paid	$22,900	$22,900

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $19.4 million of goodwill, which is not deductible for tax purposes. The allocation of the purchase price was completed in the second quarter of fiscal year 2012, upon the finalization of our valuation of acquired deferred tax assets and liabilities.

We have not disclosed the amount of revenues and earnings of Corticon since acquisition, nor pro forma financial information, as those amounts are not significant to our consolidated financial statements.

Savvion Acquisition

On January 8, 2010, we acquired all of the equity interests in Savvion, Inc. (Savvion), a privately-held company, through a merger of Savvion with a wholly-owned subsidiary for an aggregate purchase price of $49.2 million. Savvion is a provider of business process management software. The purpose of the acquisition was to expand the product offerings within our old Enterprise Business Solutions segment. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Savvion are included in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

The final allocation of the purchase price is as follows (in thousands):

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

We have not included pro forma financial information for Savvion as the historical operations were not significant to our consolidated financial statements. All of the revenues and expenses of Savvion have been included in discontinued operations. In fiscal years 2012, 2011 and 2010, revenues from Savvion were $18.1 million, $26.4 million and $18.5 million, respectively. In fiscal years 2012, 2011 and 2010, the net losses from Savvion included in our earnings were $10.5 million, $12.5 million and $8.6 million, respectively.

Note 9: Line of Credit

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

Revolving loans accrue interest at a per annum rate based on our choice of either (i) the LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) the base rate plus a margin ranging from 0.25% to 0.75%, both depending on our consolidated leverage ratio. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus 0.50%, and (iii) the LIBOR rate for a one month interest period plus a margin equal to 1.00%. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, at a per annum rate ranging from 0.25% to 0.35%, depending on our consolidated leverage ratio. The loan origination fee and issuance costs incurred upon consummation of the Credit Agreement are being amortized through interest expense using the effective interest rate method, over the five year term of the facility. Other customary fees and letter of credit fees may be charged and will be expensed as they are incurred.

Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay, terminate or reduce the loan commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. The Credit Agreement contains customary affirmative and negative covenants. We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of November 30, 2012, there were no amounts outstanding under the revolving line and $0.3 million of letters of credit outstanding.

Note 10: Commitments and Contingencies

Leasing Arrangements

We lease certain facilities and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2012 (in thousands):

2013	$8,045
2014	4,771
2015	3,553
2016	1,709
2017	1,153
Thereafter	2,236
Total	$21,467

Our operating lease arrangements are subject to customary renewal and base rental fee escalation clauses. Total rent expense, net of sublease income which is insignificant, under operating lease arrangements was approximately $9.4 million, $10.6 million and $8.9 million in fiscal years 2012, 2011 and 2010, respectively.

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

On January 21, 2010, JuxtaComm-Texas Software, LLC (JuxtaComm) filed a complaint in the Eastern District of Texas against Progress Software, 2 of our subsidiaries and 19 other defendants, alleging infringement of JuxtaComm’s U.S. patent 6,195,662 (“System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems”). In its amended complaint, JuxtaComm alleged that certain of the products within our Sonic, FuseSource, DataDirect Connect and DataServices product sets infringe JuxtaComm’s patent. In its complaint, JuxtaComm sought unspecified monetary damages and permanent injunctive relief.

In May 2010, we filed a response to this complaint in which we denied all claims. The discovery phase of this litigation was completed in November 2011 and trial was scheduled to begin on January 9, 2012. However, on December 2, 2011, the court issued a so-called Markman ruling, in which certain disputes were resolved regarding interpretations of the patent. In this ruling, the court agreed with us on a key issue which we believed would severely impair the plaintiff’s claims. On December 8, 2011, the court issued an order staying the case until February 1, 2012 and gave JuxtaComm until February 1, 2012 to articulate an alternative theory and postponed the trial to an unspecified future date to fall in the second or third quarter of fiscal year 2012.

In February 2012, we began settlement discussions with JuxtaComm and, in March 2012, the matter was settled upon our payment of $0.9 million. The Company received a release and discharge of any past damages related to potential infringement of the subject patent and a non-exclusive, non-transferable, fully paid, worldwide, perpetual license covering all future uses of the subject patent within our products. We recorded the settlement in the first quarter of fiscal year 2012 as general and administrative expense in the consolidated statement of income.

Note 11: Shareholders’ Equity

Preferred Stock

Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. As of November 30, 2012, there was no preferred stock issued or outstanding.

Common Stock

We have 200,000,000 shares of authorized common stock, $0.01 par value per share, of which 59,595,000 were issued and outstanding at November 30, 2012.

We issued 31,000 and 24,000 shares of common stock in fiscal years 2011 and 2010, respectively, with a fair value of $0.7 million and $0.5 million, respectively, to members of the Board the Directors as a component of the annual compensation paid to non-employee directors.

Restricted stock totaling 7,500 shares with a fair value of $0.1 million vested during fiscal year 2010. All outstanding restricted stock vested as of November 30, 2010.

There were 74,900 deferred stock units (DSUs) outstanding at November 30, 2012. Each DSU represents one share of our common stock and all DSU grants have been made to non-employee members of our Board of Directors. The DSUs granted prior to fiscal year 2011 were fully vested on the date of grant and do not have voting rights and can only be converted into common stock when the recipient ceases being a member of the Board of Directors. There were 21,700 DSUs granted in fiscal year 2011, of which 7,400 were vested as of November 30, 2012.

Common Stock Repurchases

During the second quarter of fiscal year 2012, in conjunction with the Plan, the Board of Directors authorized a $350.0 million return of capital to shareholders in the form of a share repurchase through fiscal year 2013. In fiscal year 2012, we repurchased and retired 4,494,000 shares of our common stock for $88.4 million.

In fiscal years 2011 and 2010, we repurchased and retired 8,391,000 shares and 1,496,000 shares, respectively, of our common stock for $200.0 million and $29.3 million, respectively. The shares repurchased and retired in fiscal years 2011 and 2010 were repurchased as part of previously announced share repurchase programs, which were completed in fiscal year 2011.

Note 12: Stock-Based Compensation

We currently have one shareholder-approved stock plan from which we can issue stock-based awards, which was approved by our shareholders in fiscal year 2008 (2008 Plan). The 2008 Plan replaced the 1992 Incentive and Nonqualified Stock Option Plan, the 1994 Stock Incentive Plan and the 1997 Stock Incentive Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under those plans. The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units and stock appreciation rights. A total of 47,010,000 shares are issuable under these plans, of which 4,600,000 shares were available for grant as of November 30, 2012.

We have adopted two stock plans for which the approval of shareholders was not required: the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 9,750,000 shares are issuable under the 2002 Plan, of which 510,000 shares were available for grant as of November 30, 2012.

The 2004 Plan is reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 1,500,000 shares are issuable under the 2004 Plan, of which 578,000 shares were available for grant as of November 30, 2012.

Under all of our plans, the options granted prior to fiscal year 2005 generally vest over five years and have terms of ten years. The options granted from fiscal year 2005 through fiscal year 2010 generally vest over five years and have terms of seven years, and the options granted in fiscal year 2011 and 2012 vest over four years and have a term of seven years.

A summary of stock option activity under all the plans is as follows:

	Shares	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	Exercise Price	(in years)	(in thousands)
Options outstanding, December 1, 2011	7,743	$19.77
Granted	1,026	20.87
Exercised	(1,488)	15.75
Canceled	(2,077)	22.63
Options outstanding, November 30, 2012	5,204	$19.99	2.38	$8,975
Exercisable, November 30, 2012	4,123	$19.47	1.88	$7,866
Vested or expected to vest, November 30, 2012	5,204	$19.99	2.38	$8,975

(1)
The aggregate intrinsic value was calculated based on the difference between the closing price of our stock on November 30, 2012 of $20.11 and the exercise prices for all in-the-money options outstanding.

A summary of the status of our restricted stock units as of November 30, 2012 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding, December 1, 2011	786	$23.51
Granted	1,120	19.90
Issued	(625)	21.89
Canceled	(297)	22.94
Restricted stock units outstanding, November 30, 2012	984	$20.60

Each restricted stock unit represents one share of common stock. The restricted stock units generally vest semi-annually over a three year period.

The fair value of outright stock awards, restricted stock awards, restricted stock units and DSUs is equal to the closing price of our common stock on the date of grant.

The 1991 Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase up to an aggregate of 8,650,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27 month offering period comprised of nine three month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27 month offering period or the end of each three month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27 month offering period, subsequent to the purchase, the offering period is canceled and the employee is entered into a new 27 month offering period with the then current market price as the new base price. We issued 376,000 shares, 594,000 shares and 604,000 shares with weighted average purchase prices of $15.04, $11.52 and $10.28 per share, respectively, in fiscal years 2012, 2011 and 2010, respectively. At November 30, 2012, approximately 1,211,000 shares were available and reserved for issuance under the ESPP.

We estimated the fair value of stock options and ESPP awards granted in fiscal years 2012, 2011 and 2010 on the measurement dates using the Black-Scholes option valuation model with the following weighted average assumptions:

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Stock options:
Expected volatility	30.0%	27.3%	27.2%
Risk-free interest rate	0.8%	1.7%	2.2%
Expected life (in years)	4.8	4.8	4.8
Expected dividend yield	—	—	—
Employee stock purchase plan:
Expected volatility	34.1%	25.8%	27.7%
Risk-free interest rate	0.2%	0.4%	0.6%
Expected life (in years)	1.5	1.6	1.5
Expected dividend yield	—	—	—

For each stock option award, the expected life in years is based on historical exercise patterns and post-vesting termination behavior. Expected volatility is based on historical volatility of our stock, and the risk-free interest rate is based on the U.S. Treasury yield curve for the period that is commensurate with the expected life at the time of grant. We currently do not pay cash dividends on our common stock and do not anticipate doing so for the foreseeable future.  Accordingly, our expected dividend yield is zero.

For each ESPP award, the expected life in years is based on the period of time between the beginning of the offering period and the date of purchase, plus an additional holding period of three months.  Expected volatility is based on historical volatility of the our stock, and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at each purchase period.

Based on the above assumptions, the weighted average estimated fair value of stock options granted in fiscal years 2012, 2011 and 2010 was $5.66, $7.31 and $5.84 per share, respectively. We amortize the estimated fair value of stock options to expense over the vesting period using the straight-line method. The weighted average estimated fair value for shares issued under our ESPP in fiscal years 2012, 2011 and 2010 was $6.53, $6.44 and $5.97 per share, respectively. We amortize the estimated fair value of shares issued under the ESPP to expense over the vesting period using a graded vesting model.

Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $20.4 million at November 30, 2012. These costs are expected to be recognized over a weighted average period of 2.2 years.

The following additional activity occurred under our plans (in thousands):

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Total intrinsic value of stock options on date exercised	$9,601	$31,566	$47,395
Total fair value of deferred stock units on date vested	114	40	—
Total fair value of restricted stock awards on date vested	—	—	131
Total fair value of restricted stock units on date vested	13,772	9,120	6,202

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of income (in thousands):

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Cost of software licenses	$9	$9	$16
Cost of maintenance and services	889	751	507
Sales and marketing	4,280	3,258	2,909
Product development	3,950	3,202	2,341
General and administrative	10,983	12,888	6,948
Restructuring	—	—	535
Stock-based compensation from continuing operations	20,111	20,108	13,256
Loss from discontinued operations	8,122	5,891	4,865
Total stock-based compensation	$28,233	$25,999	$18,121
Income tax benefit included in the provision for income taxes from continuing operations	$5,309	$5,319	$3,560

Separation and Divestiture Arrangements

During fiscal year 2011, we entered into an amendment to the existing severance agreement with Richard D. Reidy, our former President and Chief Executive Officer. The amendment was entered into in connection with the announcement that Mr. Reidy would terminate employment when his successor was named. Mr. Reidy continued as our President and Chief Executive Officer until his successor commenced employment on December 5, 2011.

The amendment entitled Mr. Reidy to severance and acceleration of vesting of Mr. Reidy’s unvested equity to the extent such equity would have vested during the twenty-four months following termination of employment. The amendment also provided for an extension of the period of time during which Mr. Reidy may exercise his vested stock options following his termination from three months to a total of fifteen months.

We recognized $4.6 million of stock-based compensation expense in fiscal year 2011 as a result of this arrangement. The expense was recorded in general and administrative expense on the consolidated statement of income.

During fiscal year 2012, the employment of three of our executives terminated, including our former Chief Financial Officer, Charles F. Wagner, Jr. As part of the separation agreements, the executives were entitled to accelerated vesting of certain stock-based awards. Due to the separation and accelerated vesting, we recognized additional stock-based compensation of $1.8 million, of which $0.9 million was recorded as general and administrative expense and $0.9 million was recorded as sales and marketing expense, in the consolidated statement of income.

During fiscal year 2012, we entered into transition agreements with certain employees of our non-Core product lines. As part of the transition agreements, the employees are entitled to accelerated vesting of stock-based awards if the employees remain employees of the company through the date their non-Core product line is divested. We recognized additional stock-based compensation of $1.3 million in the consolidated statement of income as a result of these agreements.

Note 13: Retirement Plan

We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $2.9 million, $2.4 million and $4.6 million for fiscal years 2012, 2011 and 2010, respectively.

Note 14: Restructuring

2012 Restructuring

In the second quarter of fiscal 2012, as part of the Plan, our management approved, committed to and initiated certain operational restructuring initiatives to reduce annual costs, including the simplification of our organizational structure and the consolidation of facilities. In addition, as part of the Plan, we are divesting our non-Core product lines. Our restructuring actions include both our cost reduction efforts and qualifying costs associated with our divestitures.

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

As part of the 2012 restructuring, we incurred expenses in the fiscal year 2012 totaling $19.0 million, of which $2.6 million represents excess facilities and other costs and $16.4 million represents employee severances and related benefits. We have recorded $8.1 million as restructuring expenses and $10.9 million as income (loss) from discontinued operations in the consolidated statement of income. We expect to incur additional costs through the first half of fiscal year 2013. The total cost of the 2012 restructuring is expected to be approximately $5.1 million for excess facilities and other costs and approximately $16.8 million for employee severance and related benefits.

A summary of activity for the 2012 restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2011	$—	$—	$—
Costs incurred	2,644	16,367	19,011
Cash disbursements	(1,136)	(9,997)	(11,133)
Asset impairment	(898)	—	(898)
Translation adjustments and other	(7)	59	52
Balance, November 30, 2012	$603	$6,429	$7,032

Cash disbursements under the 2012 restructuring are expected to be made through the first three quarters of fiscal year 2013. The short-term portion of the restructuring reserve of $6.9 million is included in other accrued liabilities and the long-term portion of $0.1 million is included in other noncurrent liabilities on the consolidated balance sheet at November 30, 2012.

2010 Restructuring

During the first and third quarters of fiscal year 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and acquisitions. We reduced our global workforce primarily within the development, sales and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The total costs of the fiscal year 2010 restructurings primarily relate to employee severance and excess facilities expenses. The excess facilities and other costs represent facilities costs for unused space and termination costs for automobile leases of employees included in the workforce reduction.

As part of the 2010 restructuring activities, we recorded cumulative expenses totaling $43.3 million, of which $8.0 million represents excess facilities and other costs and $35.3 million represents employee severances and related benefits. We do not expect to incur additional expenses related to these activities. The expenses are recorded as restructuring expense in the consolidated statements of income, with the exception of those costs related to our discontinued operations, which are included in income (loss) from discontinued operations.

A summary of activity for the 2010 restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2011	$4,913	$698	$5,611
Costs incurred	(1,269)	—	(1,269)
Cash disbursements	(3,878)	(412)	(4,290)
Translation adjustments and other	234	(11)	223
Balance, November 30, 2012	$—	$275	$275

Cash disbursements for excess facilities costs are presented net of proceeds received from sublease agreements. In fiscal year 2012, we entered into an agreement with the landlord to terminate a lease we had restructured. The termination payment was less than our estimated costs of future rent, less our sublease assumptions, and resulted in a reversal of restructuring expenses of $1.3 million, which is included in income (loss) from discontinued operations.

The balance of the employee severance and related benefits is expected to be paid over a period of time ending in June 2013. The restructuring reserve of $0.3 million is included in other accrued liabilities on the consolidated balance sheet at November 30, 2012.

Note 15: Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
U.S.	$31,469	$84,218	$82,575
Foreign	18,167	16,504	12,659
Total	$49,636	$100,722	$95,234

The provision for income taxes from continuing operations is comprised of the following (in thousands):

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Current:
Federal	$5,779	$20,283	$17,080
State	883	2,017	2,452
Foreign	5,970	5,131	5,392
Total current	12,632	27,431	24,924
Deferred:
Federal	5,047	6,116	8,329
State	45	277	274
Foreign	(692)	556	(861)
Total deferred	4,400	6,949	7,742
Total	$17,032	$34,380	$32,666

A reconciliation of the U.S. Federal statutory rate to the effective tax rate from continuing operations is as follows:

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Tax at U.S. Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differences	(1.3)	1.1	(0.7)
State income taxes, net	(0.2)	1.6	2.5
Research credits	(0.1)	(1.4)	(0.2)
Domestic production activities deduction	(2.1)	(2.0)	(1.5)
Tax-exempt interest	(0.4)	(0.2)	(0.2)
Nondeductible stock-based compensation	4.5	1.7	1.8
Nonrecurring benefit from change in estimate from earnings and profits	—	—	(3.5)
Other	(1.1)	(1.6)	1.0
Total	34.3%	34.2%	34.2%

The components of deferred tax assets and liabilities are as follows (in thousands):

	November 30, 2012	November 30, 2011
Deferred tax assets:
Accounts receivable	$768	$1,230
Other current assets	786	780
Capitalized research costs	231	1,360
Accrued compensation	4,657	3,258
Accrued liabilities and other	10,527	9,018
Deferred revenue	129	1,540
Stock-based compensation	8,122	8,908
Depreciation and amortization	5,533	—
Tax credit and loss carryforwards	39,216	54,350
Gross deferred tax assets	69,969	80,444
Valuation allowance	(14,316)	(23,734)
Total deferred tax assets	55,653	56,710
Deferred tax liabilities:
Goodwill	(13,819)	(10,629)
Depreciation and amortization	—	(3,795)
Total deferred tax liabilities	(13,819)	(14,424)
Total	$41,834	$42,286

The valuation allowance primarily applies to net operating loss carryforwards and unutilized tax credits in jurisdictions or under conditions where realization is not assured. The $9.4 million decrease in the valuation allowance during fiscal year 2012 primarily relates to the partial release of valuation allowances on state credit carryforwards, which will be utilized to offset certain gains on our dispositions.

At November 30, 2012, we have net operating loss carryforwards of $75.1 million expiring on various dates through 2029 and $16.2 million that may be carried forward indefinitely. At November 30, 2012, we have tax credit carryforwards of approximately $12.5 million expiring on various dates through 2031 and $0.2 million that may be carried forward indefinitely.

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

A reconciliation of the balance of our unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Balance, beginning of year	$2,631	$2,294	$3,914
Tax positions related to current year	79	445	442
Settlements with tax authorities	—	—	(1,736)
Tax positions acquired	—	—	200
Lapses due to expiration of the statute of limitations	(518)	(108)	(526)
Balance, end of year	$2,192	$2,631	$2,294

We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. In fiscal year 2012 there was no estimated interest and penalties recorded in the provision for income taxes. In fiscal years 2011 and 2010 there was $0.1 million and $0.1 million, respectively, of estimated interest and penalties in the provision for income taxes. We have accrued $0.3 million of estimated interest and penalties at November 30, 2012 and 2011. We expect unrecognized tax benefits to change over the next 12 months if certain tax matters ultimately settle with the applicable taxing jurisdiction during this time frame, or if the applicable statute of limitations lapses. The impact to our previously recorded unrecognized tax benefits could range from $0.2 million to $1.3 million as a result of these matters.

We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested. The cumulative undistributed foreign earnings were approximately $33.2 million at November 30, 2012. There is no unrecognized deferred tax liability for temporary differences related to these earnings at November 30, 2012 due to foreign tax credits available to offset the liability.

The Internal Revenue Service is currently examining our U.S. Federal income tax returns for fiscal years 2009 and 2010. Our U.S. Federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2009, and we are no longer subject to audit for those periods. State taxing authorities are currently examining our income tax returns for years through fiscal year 2010. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2005, and we are no longer subject to audit for those periods.

Tax authorities for certain non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits, none of which are material to our consolidated balance sheets, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2007.

Note 16: Earnings Per Share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, restricted stock units and deferred stock units, using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, expect per share data):

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Income from continuing operations	$32,604	$66,342	$62,568
Weighted average shares outstanding	62,881	65,705	63,957
Dilutive impact from common stock equivalents	860	1,835	2,255
Diluted weighted average shares outstanding	63,741	67,540	66,212
Basic earnings per share from continuing operations	$0.52	$1.01	$0.98
Diluted earnings per share from continuing operations	$0.51	$0.98	$0.94

We excluded stock awards representing approximately 4,115,000 shares, 2,208,000 shares, and 3,870,000 shares of common stock from the calculation of diluted earnings per share in the fiscal years ended November 30, 2012, 2011 and 2010, respectively, because these awards were anti-dilutive.

Note 17: Business Segments and International Operations

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

In the third quarter of fiscal year 2012, as part of the Plan, we changed the structure of our internal organization and the way we manage our business. As a result of the change, our internal reporting was organized into the following segments, each of which meet the criteria of a reportable segment: (1) the Core segment, which includes the OpenEdge, DataDirect Connect and Decision Analytics (comprised of Apama, Corticon and the Progress Control Tower) product lines; and (2) the non-Core segment, which includes the Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic product lines. The segment information for the prior periods presented has been restated to reflect the change in our reportable segments.

As of November 30, 2012, all of the non-Core product lines are included in discontinued operations (Note 7). As a result, the revenue and direct expenses of the non-Core product lines have been presented in income (loss) from discontinued operations and excluded from our segment results presented in the tables below. The indirect expenses required to operate the non-Core segment, which are not directly related to any of the product lines within the non-Core segment and therefore would not qualify for discontinued operations classification, continue to be presented in the non-Core segment. The indirect expenses of the non-Core segment will be absorbed by the Core segment or otherwise reduced as we complete our divestitures.

The following table provides revenue and income from operations for our reportable segments (in thousands):

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Revenue:
Core segment	$335,205	$360,704	$351,610
Non-Core segment	—	—	—
Total revenue	$335,205	$360,704	$351,610
Income (loss) from operations:
Core segment	$111,276	$161,900	$173,662
Non-Core segment	(27,030)	(32,306)	(39,149)
Unallocated items:
Amortization of acquired intangibles	(2,221)	(3,566)	(8,583)
Stock-based compensation	(20,111)	(20,108)	(12,721)
Transition expenses	—	(760)	(352)
Restructuring expenses	(8,100)	(3,383)	(22,711)
Acquisition-related expenses	(215)	(536)	—
Stock option investigation expense	—	—	1,330
Litigation settlement	(900)	—	—
Proxy contest-related costs	(3,259)	—	—
Total income from operations	$49,440	$101,241	$91,476

Unallocated items are excluded from segment income from operations, as such amounts are not deducted from internal measurements of income from operations and are not allocated to our reportable segments.

Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
Software licenses	$113,270	$125,966	$125,680
Maintenance	208,846	217,372	209,073
Professional services	13,089	17,366	16,857
Total	$335,205	$360,704	$351,610

In the following table, revenue attributed to North America includes sales to customers in the U.S. and Canada and licensing to certain multinational organizations, substantially all of which is invoiced from the U.S. Revenue from Europe, the Middle East and Africa (EMEA), Latin America and the Asia Pacific region includes shipments to customers in each region, not including certain multinational organizations, plus export shipments into each region that are billed from the U.S. Information relating to revenue from external customers from different geographical areas is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2012	November 30, 2011	November 30, 2010
North America	$146,374	$146,572	$142,046
EMEA	131,151	153,206	146,643
Latin America	31,407	34,349	36,302
Asia Pacific	26,273	26,577	26,619
Total	$335,205	$360,704	$351,610

Revenue from the United Kingdom totaled $35.7 million, $43.4 million and $39.7 million for fiscal years 2012, 2011 and 2010, respectively. No other country outside of the U.S. accounted for more than 10% of our consolidated revenue in any year presented. Long-lived assets totaled $57.9 million, $59.6 million and $54.7 million in the U.S. and $5.2 million, $6.6 million and $7.8 million outside of the U.S. at the end of fiscal years 2012, 2011 and 2010, respectively. No individual country outside of the U.S. accounted for more than 10% of our consolidated long-lived assets.

Note 18: Selected Quarterly Financial Data (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2012:
Revenue	$87,213	$78,404	$78,317	$91,271
Gross profit	76,562	67,804	67,092	80,184
Income from operations	19,221	6,122	8,405	15,692
Income from continuing operations	11,949	4,527	5,353	10,775
Net income (loss)	7,489	(1,908)	5,838	36,025
Basic earnings per share from continuing operations	0.19	0.07	0.08	0.17
Diluted earnings per share from continuing operations	0.19	0.07	0.08	0.17
Fiscal year 2011:
Revenue	$87,524	$90,955	$88,681	$93,544
Gross profit	76,656	79,207	77,037	82,536
Income from operations	23,823	27,566	21,430	28,422
Income from continuing operations	16,263	18,432	14,426	17,221
Net income	20,476	17,919	9,059	12,175
Basic earnings per share from continuing operations	0.24	0.28	0.22	0.27
Diluted earnings per share from continuing operations	0.23	0.27	0.21	0.27

In the third quarter of fiscal 2012, in connection with the filing of our Federal income tax return, we undertook a review of our income taxes payable. As part of the review, we identified errors relating to prior fiscal year financial statements. The errors relate to improper entries to income taxes payable as part of accounting for uncertain tax positions, purchase accounting, accounting for deferred tax assets and return to provision adjustments and had the cumulative impact of overstating income taxes payable, goodwill, deferred tax assets and the provision for income taxes in prior periods.

The errors are immaterial to all annual and quarterly periods previously presented. However, because the cumulative impact of the errors would have been significant to the current period consolidated statement of income if corrected in the current period, we have corrected the prior period financial statements to reflect the corrections in the periods they occurred (see "Adjustment" in the tables below).

The effect of the corrections on the selected quarterly financial data for the year ended November 30, 2011, is as follows (in thousands, except per share data; per share data may not foot due to rounding):

	Income from continuing operations	Net income	Basic earnings per shares from continuing operations	Diluted earnings per share from continuing operations
First quarter:
As previously reported	$—	$20,521	$—	$—
Impact of discontinued operations	16,308	—	0.24	0.23
Adjustment	(45)	(45)	—	—
As corrected	$16,263	$20,476	$0.24	$0.23
Second quarter:
As previously reported	$—	$17,960	$—	$—
Impact of discontinued operations	18,473	—	0.28	0.27
Adjustment	(41)	(41)	—	—
As corrected	$18,432	$17,919	$0.28	$0.27
Third quarter:
As previously reported	$—	$8,601	$—	$—
Impact of discontinued operations	13,968	—	0.21	0.21
Adjustment	458	458	0.01	0.01
As corrected	$14,426	$9,059	$0.22	$0.21
Fourth quarter:
As previously reported	$—	$11,679	$—	$—
Impact of discontinued operations	16,725	—	0.27	0.26
Adjustment	496	496	0.01	0.01
As corrected	$17,221	$12,175	$0.27	$0.27

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management maintains disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), as appropriate, to allow for timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure. As discussed below, we determined we had a material weakness in our internal control over financial reporting because we failed to maintain effective controls necessary to ensure all terms and conditions being agreed to by our sales personnel with our customers and partners were properly documented within our contractual arrangements with such customers and partners.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment we believe that as of November 30, 2012, our internal control over financial reporting was not effective based on those criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, management concluded that the following material weakness existed:

At November 30, 2012, we determined that we had not designed and implemented the controls necessary to ensure that all terms and conditions being agreed to by our sales personnel with our customers and partners were properly documented within our contractual arrangements with such customers and partners, resulting in improper recognition of revenue.  Specifically, our sales organizations in our Asia Pacific and Central EMEA regions did not take sufficient steps to ensure that all details of agreements with our customers and partners were provided to those individuals making revenue recognition decisions.  We determined that as a result of this deficiency, the timing of revenue recognized was improper on certain transactions that were immaterial to our financial statements.  We believe the foregoing deficiency has resulted in more than a reasonable possibility that a material misstatement of our interim or annual financial statements would not have been prevented or detected.

Specific remediation actions taken by management in fiscal year 2012 regarding the foregoing material weakness in internal control over financial reporting include the following:

•	The employment with the company of the sales representatives and the former regional sales directors involved in the above described transactions has terminated; and

•
The implementation of a formalized and centralized deal review process in Asia Pacific and EMEA to which individuals within our sales, finance, revenue operations, credit and collections and legal functions participate.

Deloitte & Touche LLP, our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts

We have audited Progress Software Corporation's and subsidiaries' (the "Company's") internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

The Company did not design and implement the controls necessary to ensure that all terms and conditions being agreed to by sales personnel with customers and partners were properly documented within the contractual arrangements with such customers and partners, resulting in the improper recognition of revenue.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended November 30, 2012, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of November 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2012, of the Company and our report dated January 29, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding discontinued operations.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 29, 2013

(c) Changes in internal control over financial reporting

Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Planned remediation efforts

Planned remediation efforts regarding the material weakness described above include the following:

•	Expansion of the existing sales employee certification process and the withholding of commission payments to sales employees until all certifications have been received;

•	Deal-specific certifications from sales employees;

•	Directed and more frequent communication from senior management regarding inappropriate business arrangements and grounds for termination;

•	Improved training for sales and other employees, with a focus on revenue recognition; and

•	Improved communication within the sales organization to reinforce adherence to our policies and procedures.

Management is committed to the remediation efforts identified above, and will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. The results of the remediation activities and new controls will be tested as part of our review of internal control over financial reporting for fiscal year 2013.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 with respect to our directors and executive officers, including the qualifications of the members of the Audit Committee of our Board of Directors, may be found in the sections captioned, “Proposal 1—Election of Directors,” “Committees of the Board,” “Certain Relationships” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Executive and Other Key Officers of the Registrant

The following table sets forth certain information regarding our executive and other key officers.

Name	Age	Position
Joseph A. Andrews	56	Senior Vice President, Human Resources
Antonio J. Aquilina	45	Senior Vice President, Strategy and Corporate Development
John Bates	42	Chief Technology Officer and Decision Analytics Business Line Leader
Michael Benedict	40	Vice President, Data Connectivity Business Line Leader
David A. Benson	53	Executive Vice President and Chief Information Officer
Melissa H. Cruz*	50	Senior Vice President, Finance and Administration and Chief Financial Officer
Stephen H. Faberman	43	Vice President, General Counsel
John P. Goodson	48	Senior Vice President, Product Engineering
Karen Padir	44	Senior Vice President, Application Development Business Line Leader
Philip M. Pead*	60	President and Chief Executive Officer
Jennifer Smith	37	Vice President, Chief Marketing Officer
Andy Zupsic*	50	Senior Vice President, Global Field Operations

* Denotes Executive Officer

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

Dr. Bates became the Decision Analytics Business Line Leader in May 2012, as well as retaining the position of Executive Vice President and Chief Technology Officer. Dr. Bates became Chief Technology Officer and Head of Corporate Development in December 2009. Prior to that time, Dr. Bates was Vice President and General Manager, Apama Division from July 2007 to November 2009. Prior to that time, he was Vice President, Apama Products. Dr. Bates co-founded Apama Limited, a predecessor company acquired by Progress, in 1995.

Mr. Benedict became Vice President, Data Connectivity Business Line Leader in May 2012. From March 2011 to May 2012, Mr. Benedict was Vice President of Product Management. Prior to that time, Mr. Benedict held several Senior Director and Director positions in the Products and Sales organizations, since joining Progress upon the acquisition of DataDirect in 2003.

Mr. Benson became Executive Vice President and Chief Information Officer in April 2010. Mr. Benson joined us in June 2009 as Senior Vice President and Chief Information Officer. Prior to joining us, Mr. Benson served as Senior Vice President, Chief Information Officer for News Corporation, a diversified media and entertainment company, from May 2003 to August 2008.

Ms. Cruz became Senior Vice President, Finance and Administration and Chief Financial Officer in July 2012. Prior to joining us, from January 2007 to August 2010, Ms. Cruz was Executive Vice President and Chief Financial Officer of Picis, Inc., which was acquired by United Health Group. Ms. Cruz remained with United Heath Group as the Chief Financial Officer of the Picis business unit until July 2011. From September 2005 to January 2007, Ms. Cruz was Senior Vice President and Chief Financial Officer of BladeLogic, Inc. In December 2012, Ms. Cruz informed us that she intended to retire as Senior Vice President, Finance and Administration and Chief Financial Officer in 2013, upon the appointment of her successor. In January 2013, we announced that Chris Perkins would be appointed Senior Vice President, Finance and Administration and Chief Financial Officer in February 2013.

Mr. Faberman became Vice President, General Counsel in December 2012. Prior to that, from October 2012 to December 2012, Mr. Faberman was Vice President, Acting General Counsel, and from January 2012 to October 2012, Mr. Faberman was Vice President, Deputy General Counsel. Mr. Faberman joined us in May 2008 as Associate General Counsel and was promoted to Deputy General Counsel in September 2010. Prior to joining us, from November 2007 to May 2008, Mr.

Faberman was Of Counsel at Greenberg Traurig. From October 2003 to March 2007, Mr. Faberman was Vice President, Corporate Counsel at Heritage Property Investment Trust.

Mr. Goodson became Senior Vice President, Product Engineering in May 2012. Prior to that time, Mr. Goodson was Senior Vice President, Products and acted as our Interim Chief Product Officer since October 2010. Prior to that time, from June 2010 until October 2010, Mr. Goodson was Senior Vice President and General Manager, Enterprise Data Solutions and Enterprise Business Solutions. In April 2009, Mr. Goodson became a Senior Vice President. Mr. Goodson had been a Vice President and General Manager, DataDirect Technologies Division since December 2007. Prior to December 2007, Mr. Goodson was Vice President, Product Operations, for DataDirect Technologies Division. Mr. Goodson joined DataDirect Technologies Limited, a predecessor company acquired by Progress, in 1992.

Ms. Padir became Senior Vice President, Application Development Business Line Leader in September 2012. Prior to joining us, from March 2010 to September 2012, Ms. Padir was Executive Vice President, Products and Engineering at EnterpriseDB. From October 2005 to February 2010, Ms. Padir was Vice President, Engineering at Sun Microsystems, and from October 2004 to September 2005, she was Vice President, Engineering at Red Hat.

Mr. Pead became President and Chief Executive Officer in December 2012. Prior to that, from November 2012 to December 2012, Mr. Pead was Executive Chairman and Interim Chief Executive Officer. Prior to that, Mr. Pead had been a director since July 2011. Mr. Pead was formerly the Chairman of the Board of Directors of Allscripts Heath Solutions, which merged with Eclipsys Corporation in August 2010, where Mr. Pead was the President and Chief Executive Officer. From March 2007 to May 2009, Mr. Pead served as the Managing Partner of Beacon Point Partners LLC. Mr. Pead served as President and Chief Executive Officer of Per-Se Technologies Inc. from November 2000 until its acquisition by McKesson Corporation in January 2007.

Ms. Smith became Vice President, Chief Marketing Officer in January 2013. Prior to that, from April 2012 to January 2013, Ms. Smith was Vice President, Corporate Marketing, and from January 2010 to April 2012, Ms. Smith was Vice President, Worldwide Field Marketing. Prior to that, Ms. Smith held several Director positions in the marketing organization since joining Progress in October 2007.

Mr. Zupsic became Senior Vice President, Global Field Operations in April 2012. Prior to joining us, from September 2009 to April 2012, Mr. Zupsic was Senior Vice President of Americas Enterprise Sales as Juniper Networks, Inc. From July 2007 to September 2009, Mr. Zupsic was Vice President, Sales, Marketing and Services, Latin America, at Microsoft. Prior to July 2007, Mr. Zupsic held several Director and Manager positions at Microsoft, where he was employed since 1993.

Board of Directors

The following information is provided with respect to the members of our Board of Directors:

Barry N. Bycoff
Former Executive Chairman
Progress Software Corporation

John R. Egan
Non-Executive Chairman
Managing Partner
Egan-Managed Capital

Ram Gupta
Former President and Chief Executive Officer
CAST Iron Systems, Inc.

Charles F. Kane
Strategic Advisor and Director
One Laptop per Child

David A. Krall
Former President and Chief Executive Officer
Avid Technology, Inc.

Michael L. Mark
Director
Progress Software Corporation

Philip M. Pead
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

Item 11. Executive Compensation

The information required by this Item 11 with respect to director and executive compensation may be found under the headings captioned “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership and our equity compensation plans may be found under the headings captioned “Information About Progress Software Common Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2012 is as follows (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
Equity compensation plans approved by shareholders (1)	3,908	(2)	$19.57	5,811	(3)
Equity compensation plans not approved by shareholders (4)	1,296		21.26	1,088
Total	5,204		$19.99	6,899

(1)
Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, 2008 Stock Option and Incentive Plan and 1991 Employee Stock Purchase Plan (ESPP).

(2)	Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)	Includes 1,211,000 shares available for future issuance under the ESPP.

(4)	Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.

We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of NASDAQ. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer would be eligible to receive an award under the 2004 Plan only as an inducement to join us. Awards under the 2002 Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 11,250,000 shares are issuable under the two plans, of which, 1,088,000 shares are available for future issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 may be found under the headings “Independence,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 may be found under the heading “Information About Our Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of November 30, 2012 and 2011

•	Consolidated Statements of Income for the years ended November 30, 2012, 2011 and 2010

•	Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended November 30, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

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

3.1	Restated Articles of Organization, as amended (1)
3.2	By-Laws, as amended and restated (2)
4.1	Specimen certificate for the Common Stock (3)
10.1*	1992 Incentive and Nonqualified Stock Option Plan (4)
10.2*	1994 Stock Incentive Plan (5)
10.3*	1997 Stock Incentive Plan, as amended and restated
10.4*	Employee Retention and Motivation Agreement as amended and restated, executed by each of the Executive Officers (other than the Chief Executive Officer) (6)
10.5*	2002 Nonqualified Stock Plan, as amended and restated (7)
10.6*	2004 Inducement Stock Plan, as amended and restated (8)
10.7*	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (9)
10.8*	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated (10)
10.9*	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (11)
10.10*	Progress Software Corporation Corporate Executive Bonus Plan
10.11*	Progress Software Corporation 2012 Fiscal Year Non-Employee Directors Compensation Program

10.12*	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (12)
10.13*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant) (13)
10.14*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant) (14)
10.15.1*
Employment Letter Agreement, dated May 12, 2009, by and between Progress Software Corporation and Barry N. Bycoff regarding the terms of Mr. Bycoff’s employment as Executive Chairman of the Board of Directors of Progress Software Corporation (15)

10.15.2*
Letter Agreement, dated January 15, 2010, by and between Progress Software Corporation and Barry N. Bycoff regarding the extension of Mr. Bycoff’s employment as Executive Chairman of the Board of Directors of Progress Software Corporation (16)

10.16*	Employment Letter, dated as of May 12, 2009, between Progress Software Corporation and Richard D. Reidy (17)
10.17*	Amended and Restated Employee Retention and Motivation Agreement, dated as of October 13, 2009, by and between Progress Software Corporation and Richard D. Reidy (18)
10.18*	Severance Agreement, dated as of October 13, 2009, between Progress Software Corporation and Richard D. Reidy (19)
10.18.1*	Letter Agreement, dated July 31, 2011, amending Separation Agreement, dated as of October 13, 2009, between Progress Software Corporation and Richard D. Reidy (20)
10.19*	Separation Agreement, dated as of June 30, 2009, between Progress Software Corporation and Joseph W. Alsop (21)
10.20*	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (22)
10.21*	Separation Agreement, dated as of March 31, 2010, between Progress Software Corporation and Jeffrey Stamen (23)
10.22*	Employment Letter, dated as of October 15, 2010, by and between Progress Software Corporation and Charles F. Wagner, Jr. (24)
10.23*	Letter Agreement, dated November 12, 2010, by and between Progress Software Corporation and Norman R. Robertson (25)
10.24*	Employment Agreement, dated as of December 5, 2011, by and between Progress Software Corporation and Jay H. Bhatt (26)
10.25*	Employee Retention and Motivation Agreement, dated as of December 5, 2011, by and between Progress Software Corporation and Jay H. Bhatt (27)
10.26*	Form of Executive Severance Agreement, executed by each of the Executive Officers other than the Chief Executive Officer (28)
10.27*
Credit Agreement, dated as of August 15, 2011, by and among Progress Software Corporation, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and RBS Citizens, N.A., as Syndication Agents, and J.P. Morgan Securities LLC, as Sole Bookrunner and Sole Lead Arranger (29)

10.28*	Separation Agreement, dated March 22, 2012, between Progress Software Corporation and Charles F. Wagner, Jr. (30)
10.29*	Employment Agreement, dated July 10, 2012, by and between Progress Software Corporation and Melissa H. Cruz (31)
10.30*	Employment Agreement, dated December 7, 2012, by and between Progress Software Corporation and Philip M. Pead (32)
10.31*	Employee Retention and Motivation Agreement, dated as of December 7, 2012, by and between Progress Software Corporation and Philip M. Pead (33)
10.32*	Employment Agreement, dated January 1, 2013, by and between Progress Software Corporation and Chris E. Perkins (34)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Philip M. Pead
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Melissa H. Cruz
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
The following materials from Progress Software Corporation’s Annual Report on Form 10-K for the year ended November 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended November 30, 2012, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2012, 2011 and 2010, and (iv) Consolidated Statements of Cash Flows for the years ended November 30, 2012, 2011 and 2010.

(1)	Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended November 30, 2011.

(2)	Incorporated by reference to Exhibit 3.1 of Form 8-K filed September 22, 2008.

(3)	Incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the year ended November 30, 2011.

(4)	Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended November 30, 2009.

(5)	Incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended November 30, 2009.

(6)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 6, 2009.

(7)	Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.

(8)	Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.

(9)	Incorporated by reference to Annex B to our definitive Proxy Statement filed April 20, 2012.

(10)	Incorporated by reference to Annex A to our definitive Proxy Statement filed March 26, 2010.

(11)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 28, 2008.

(12)	Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 28, 2008

(13)	Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 28, 2008.

(14)	Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 28, 2008.

(15)	Incorporated by reference to Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.

(16)	Incorporated by reference to Exhibit 10.16.2 to our Annual Report on Form 10-K for the year ended November 30, 2009.

(17)	Incorporated by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.

(18)	Incorporated by reference to Exhibit 10.2 of Form 8-K/A filed on October 19, 2009.

(19)	Incorporated by reference to Exhibit 10.1 of Form 8-K/A filed on October 19, 2009.

(20)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 1, 2011.

(21)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended August 30, 2009.

(22)	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended November 30, 2009

(23)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.

(24)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 12, 2010.

(25)	Incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 12, 2010.

(26)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 28, 2011.

(27)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 28, 2011.

(28)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 8, 2011.

(29)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 18, 2011.

(30)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended February 29, 2012.

(31)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 20, 2012.

(32)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 13, 2012.

(33)	Incorporate by reference to Exhibit 10.2 to Form 8-K filed on December 13, 2012

(34)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 8, 2013.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of Progress Software participates.

**
Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(c) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of January, 2013.

PROGRESS SOFTWARE CORPORATION

By:	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP M. PEAD	President and Chief Executive Officer	January 29, 2013
Philip M. Pead	(Principal Executive Officer)

/s/ MELISSA H. CRUZ	Senior Vice President, Finance and	January 29, 2013
Melissa H. Cruz	Administration and Chief Financial Officer
(Principal Financial Officer)

/s/ PAUL A. JALBERT	Vice President, Corporate Controller and Chief	January 29, 2013
Paul A. Jalbert	Accounting Officer
(Principal Accounting Officer)

/s/ BARRY N. BYCOFF	Director	January 29, 2013
Barry N. Bycoff

/s/ JOHN R. EGAN	Non-Executive Chairman	January 29, 2013
John R. Egan

/s/ RAM GUPTA	Director	January 29, 2013
Ram Gupta

/s/ CHARLES F. KANE	Director	January 29, 2013
Charles F. Kane

/s/ DAVID A. KRALL	Director	January 29, 2013
David A. Krall

/s/ MICHAEL L. MARK	Director	January 29, 2013
Michael L. Mark