Form 10-K/A
period 2012-11-30
PROGRESS SOFTWARE CORP /MA
filed 2013-04-01
CIK 876167

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

As of February 28, 2013, there were 56,488,000 common shares outstanding.

Documents Incorporated by Reference
None

PROGRESS SOFTWARE CORPORATION
FORM 10-K/A
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2012
INDEX

	Explanatory Note

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item 13.	Certain Relationships and Related Transactions, and Director Independence	42
Item 14.	Principal Accountant Fees and Services	43

PART IV

Item 15.	Exhibits and Financial Statement Schedules	44

	Signatures	47

EX-31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Executive Officer
EX-31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Financial Officer

EXPLANATORY NOTE

Progress Software Corporation (referred to as Progress, the company, we, us or our) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended November 30, 2012, originally filed on January 29, 2013 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13 and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the United States Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report.
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

Name	Age	Position
Barry N. Bycoff	64	Director
John R. Egan (3)	55	Non-Executive Chairman of the Board
Ram Gupta (1)(2)	51	Director
Charles F. Kane (1)(3)	55	Director
David A. Krall (2)(3)	52	Director
Michael L. Mark (1)(2)	67	Director
Philip M. Pead	60	President and Chief Executive Officer and Director

(1)	Member of Audit Committee

(2)	Member of Nominating and Corporate Governance Committee

(3)	Member of Compensation Committee
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
Mr. Egan became our Non-Executive Chairman of the Board in December 2012. Mr. Egan has been a director since September 2011. Mr. Egan is managing partner of Egan-Managed Capital, a Boston based venture capital fund he founded in October 1998 that specializes in technology and early stage investments. From October 1986 until September 1998, Mr. Egan served in a number of executive positions with EMC Corporation, including Executive Vice President, Products and Offerings, Executive Vice President, Sales and Marketing, Executive Vice President, Operations and Executive Vice President, International Sales. Mr. Egan also serves on the Board of Directors for other publicly-traded and privately-held companies. They include: EMC Corporation (NYSE: EMC), where he has served on the Board of Directors for almost twenty years;

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
Mr. Gupta has been a director since May 2008. From May 2007 until May 2010, Mr. Gupta was Executive Chairman of CAST Iron Systems, Inc., a leading Software as a Service (SaaS) and cloud application integration provider. Prior to that time, from November 2005 until May 2007, Mr. Gupta was President and Chief Executive Officer of CAST Iron Systems, Inc. Mr. Gupta is also a director of S1 Corp. and was previously a director of Source Forge, Inc. Mr. Gupta also has served in a variety of leadership roles within the Board of Directors of several privately-held technology companies including Platform Computing Corporation, Persistent Systems, Accruent Inc. and Yodlee Inc.
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
Mr. Kane has been a director since November 2006. Mr. Kane is an adjunct professor of International Finance at the MIT Sloan Graduate Business School of Management. Mr. Kane is currently a Director and Strategic Advisor of One Laptop Per Child, a non-profit organization that provides computing and internet access for students in the developing world, for whom he served as President and Chief Operating Officer from 2008 until 2009. Mr. Kane served as Executive Vice President and Chief Administrative Officer of Global BPO Services Corp., a special purpose acquisition corporation, from July 2007 until March 2008, and as Chief Financial Officer of Global BPO from August 2007 until March 2008. Prior to joining Global BPO, he served as Chief Financial Officer of RSA Security Inc., a provider of e-security solutions, from May 2006 until RSA was acquired by EMC Corporation in October 2006. From July 2003 until May 2006, he served as Chief Financial Officer of Aspen Technology, Inc., a provider of supply chain management software and professional services. Mr. Kane is currently a director of Demandware, Inc. (NYSE: DWRE), a leading provider of software-as-a-service (SaaS) ecommerce solutions that enable companies to deliver customized shopping experiences to consumers in the digital world, and Carbonite, Inc. (NASDAQ: CARB), a leading provider of online backup solutions for consumers and small and medium sized businesses. Mr. Kane was previously a director of Netezza Corporation, Borland Software Corporation and Applix Inc.
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
Mr. Krall has been a director since February 2008. Mr. Krall is currently Chairman of the Board of Directors of Audinate Pty Ltd, a leader in IP audio-visual media network solutions. Mr. Krall also serves on the Board of Directors of Quantum Corp. (NYSE: QTM) and Universal Audio, a privately-held leading manufacturer of professional audio recording hardware and production software. Mr. Krall also currently serves as a Strategic Advisor to Roku, Inc., a leading manufacturer of streaming media players, a position he assumed in January 2011. Mr. Krall joined Roku, Inc. in February 2010 as President and Chief Operating Officer. Prior to that time, Mr. Krall was President and Chief Executive Officer and a member of the Board of Directors of QSecure, Inc., a maker of electronic credit cards, with whom he currently serves as Executive Chairman. From 2000 to 2007, Mr. Krall was President, Chief Executive Officer and a member of the Board of Directors of Avid Technology, Inc.
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
Mr. Mark has been a director since July 1987. He was our Non-Executive Chairman of the Board from April 2011 until May 2012 and also from December 2006 until March 2009. From March 2009 until April 2011, Mr. Mark served as Lead Independent Director. Mr. Mark is a private investor and member of Walnut Venture Associates, an investment group seeking opportunities in early-stage and emerging high-tech companies in New England. Mr. Mark has been a founder and investor in numerous early-stage companies and serves on several private boards of directors, including Pixability, Inc., PlayRific, Code-On and Third Solutions.
Mr. Mark has served on our Board of Directors for twenty-five years, spanning the entire time that we have been a public company. As a result, Mr. Mark provides our Board of Directors with critical historical knowledge and insights on our business and the software industry generally. Mr. Mark also has extensive experience as a director of public and private companies.
Mr. Pead became our President and Chief Executive Officer on December 7, 2012. Prior to that time, Mr. Pead was our Interim Chief Executive Officer, a position he assumed on November 2, 2012. Mr. Pead served as Executive Chairman of the Board from October 8, 2012 until December 7, 2012. Mr. Pead was our Non-Executive Chairman of the Board from May, 2012 until October 2012. Mr. Pead has been a director since July 2011. Mr. Pead was formerly the Chairman of the Board of Directors of Allscripts Health Solutions (NASDAQ: MDRX), a leading health care information technology company. Mr. Pead was also the President and Chief Executive Officer of Eclipsys Corporation, a leading provider of enterprise clinical and financial software for hospitals, which was merged with Allscripts in August 2010. From March 2007 to May 2009, Mr. Pead served as the Managing Partner of Beacon Point Partners LLC, a healthcare consulting firm. Mr. Pead served as President and Chief Executive Officer of Per-Se Technologies Inc., a provider of healthcare information technology services, from November 2000 until its acquisition by McKesson Corporation in January 2007.
As our Chief Executive Officer, Mr. Pead provides key insight and advice with respect to corporate strategy and management development and a deeper understanding of our products, technology and market opportunities. Furthermore, Mr. Pead provides our company with industry insight and knowledge as a result of his over twenty-five years experience in the software industry, working in executive roles in several publicly- and privately-held companies, including Per-Se Technologies, Dun & Bradstreet Corporation and Attachmate Corporation. In addition to Progress Software Corporation and Allscripts Health Solutions, Mr. Pead previously served on the board of directors of publicly-traded Emdeon Inc. (NYSE: EM).
Executive Officers

The following table sets forth certain information regarding our executive officers and other direct reports of the Chief Executive Officer as of the date of this Form 10-K/A.

Name	Age	Position
Joseph A. Andrews	57	Senior Vice President, Human Resources
Antonio J. Aquilina	45	Senior Vice President, Strategy and Corporate Development
John Bates	42	Chief Technology Officer and Decision Analytics Business Line Leader
Michael Benedict	40	Vice President, Data Connectivity Business Line Leader
David A. Benson	53	Executive Vice President and Chief Information Officer
Stephen H. Faberman	43	Vice President and General Counsel
John P. Goodson	48	Senior Vice President, Engineering
Karen T. Padir	44	Senior Vice President, Application Development Business Line Leader
Chris E. Perkins*	50	Senior Vice President, Finance & Administration and Chief Financial Officer
Jennifer Smith	37	Vice President and Chief Marketing Officer
Andrew E. Zupsic*	50	Senior Vice President, Global Field Operations
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
Dr. Bates became the Decision Analytics Business Line Leader in May 2012, as well as retaining the position of Executive Vice President and Chief Technology Officer. Dr. Bates became Chief Technology Officer and Head of Corporate Development in December 2009. Prior to that time, Dr. Bates was Vice President and General Manager, Apama Division from July 2007 to November 2009. Prior to that time, he was Vice President, Apama Products. Dr. Bates co-founded Apama Limited, a predecessor company we acquired, in 1995.

Mr. Benedict became Vice President, Data Connectivity Business Line Leader in May 2012. From March 2011 to May 2012, Mr. Benedict was Vice President of Product Management. Prior to that time, Mr. Benedict held several Senior Director and Director positions in the Products and Sales organizations, since joining our company upon the acquisition of DataDirect in 2003.
Mr. Benson became Executive Vice President and Chief Information Officer in April 2010. From July 2012 until September 2012, Mr. Benson also served as the Application Development Business Line Leader on an interim basis. Mr. Benson joined us in June 2009 as Senior Vice President and Chief Information Officer. Prior to joining us, Mr. Benson served as Senior Vice President, Chief Information Officer for News Corporation, a diversified media and entertainment company, from May 2003 to August 2008.
Mr. Faberman became Vice President and General Counsel in December 2012. From October 2012 until December 2012, Mr. Faberman served as Vice President and Acting General Counsel. From January 2012 to October 2012, Mr. Faberman was Vice President and Deputy General Counsel. Mr. Faberman joined our company in May 2008 as Associate General Counsel and became Deputy General Counsel in September 2009. Prior to joining us, Mr. Faberman was Of Counsel at Greenberg Traurig LLP from November 2007 until May 2008. Prior to that time, he was Vice President, Corporate Counsel for Heritage Property Investment Trust, a publicly-traded commercial real estate investment trust, from October 2003 until March 2007.
Mr. Goodson became Senior Vice President, Engineering in May 2012. Prior to that time, beginning in October 2010, Mr. Goodson served as Senior Vice President, Products in October 2010 and acted as our Interim Chief Product Officer. Prior to that time, from June 2010 until October 2010, Mr. Goodson was Senior Vice President and General Manager, Enterprise Data Solutions and Enterprise Business Solutions. In April 2009, Mr. Goodson became a Senior Vice President. Mr. Goodson had been a Vice President and General Manager, DataDirect Technologies Division since December 2007. Prior to December 2007, Mr. Goodson was Vice President, Product Operations, for DataDirect Technologies Division. Mr. Goodson joined DataDirect Technologies Limited, a predecessor company acquired by us, in 1992.
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
Mr. Perkins became Senior Vice President, Finance & Administration and Chief Financial Officer in February 2013. Prior to joining us, Mr. Perkins was previously a member of the Board of Directors of Immucor, Inc. from August 2008 until August 2011. From July 2009 through August 2010, Mr. Perkins was Executive Vice President and Chief Financial Officer of Eclipsys Corporation. From August 2010 through December 2010, Mr. Perkins led the post-merger integration of Allscripts Healthcare Solutions, Inc. with Eclipsys. From December 2007 until July 2008, Mr. Perkins was Chief Operating Officer at Emageon, Inc. From April 2006 until January 2007, Mr. Perkins was Executive Vice President and Chief Operating Officer of Per-Se Technologies, Inc.
Ms. Smith became Vice President, Chief Marketing Officer in January 2013. Prior to that time, from May 2012 to January 2013, Ms. Smith was Vice President, Corporate Marketing, and from January 2010 to April 2012, Ms. Smith was Vice President, Worldwide Field Marketing. Prior to that time, Ms. Smith held several positions in our marketing organization since joining Progress in October 2007.
Mr. Zupsic became Senior Vice President, Global Field Operations in April 2012. Prior to joining us, from September 2009 to April 2012, Mr. Zupsic was Senior Vice President of Americas Enterprise Sales at Juniper Networks, Inc. From July 2007 to September 2009, Mr. Zupsic was Vice President, Sales, Marketing and Services, Latin America, at Microsoft Corporation. Prior to July 2007, Mr. Zupsic held several Director and Manager positions at Microsoft, where he was employed since 1993.

Audit Committee
The Audit Committee of our Board of Directors currently consists of Messrs. Gupta, Kane and Mark, with Mr. Kane serving as Chairman. During the fiscal year ended November 30, 2012, the Audit Committee consisted of Messrs. Egan, Kane and Mark. Mr. Egan stepped down as a member of the Audit Committee in December 2012 following his appointment as Non-Executive Chairman of the Board of Directors.
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

The Audit Committee operates under a written charter adopted by our Board of Directors, a copy of which can be found on our website at www.progress.com under the heading “Corporate Governance” located on the “About Progress/Who We Are” page.
The Audit Committee assists our Board of Directors in fulfilling its oversight responsibilities for accounting and financial reporting compliance. The Audit Committee meets with management and with our independent registered public accounting firm to discuss our financial reporting policies and procedures, our internal control over financial reporting, the results of the independent auditor's examinations, our critical accounting policies and the overall quality of our financial reporting, and the Audit Committee reports on these matters to our Board of Directors. The Audit Committee meets with the independent registered public accounting firm with and without our management present.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. These reporting persons are required by regulations of the SEC to furnish us with copies of all such filings. Based solely on a review of the copies of such forms that we have received, we believe that, with respect to the fiscal year ended November 30, 2012, our directors, officers and 10% shareholders complied with all applicable Section 16(a) filing requirements, except that each of our executive officers inadvertently filed a Form 4 late in connection with shares withheld by us to pay withholding taxes upon vesting on October 1, 2012 of restricted stock units previously awarded to those executive officers.

Codes of Conduct
Our Board of Directors has adopted a Finance Code of Professional Ethics that applies to the Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees of our finance organization and a Code of Conduct that applies to all of our officers, directors and employees. Copies of the Code of Conduct and the Finance Code of Professional Ethics can be found on our website at www.progress.com under the Corporate Governance page located on the “About Progress/Who We Are” page. We intend to disclose any amendment or waiver of the Code of Conduct and the Finance Code of Professional Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller or persons performing similar functions, by posting such information on our website as listed above.

Item 11. Executive Compensation

Compensation Discussion and Analysis
This “Compensation Discussion and Analysis” section describes the material elements of our compensation programs for our executive officers. This section also provides an overview of our executive compensation philosophy and analyzes how and why the Compensation Committee of our Board of Directors arrives at specific compensation decisions and policies.
We describe below our compensation philosophy, policies and practices relating to the fiscal year ended November 30, 2012 (“FY12”) with respect to the following individuals:

•	Philip M. Pead, who became our Executive Chairman on October 8, 2012 and our Interim Chief Executive Officer on November 2, 2012;

•	Jay H. Bhatt, who served as our Chief Executive Officer from December 5, 2011 until November 2, 2012;

•	Melissa H. Cruz, who became our Chief Financial Officer on July 16, 2012;

•	Charles F. Wagner, Jr., who served as our Chief Financial Officer until March 22, 2012;

•	Andrew E. Zupsic, who became our Senior Vice President, Global Field Operations on April 2, 2012;

•	Antonio J. Aquilina, who became our Senior Vice President, Strategy and Corporate Development on January 9, 2012; and

•	John P. Goodson, who served as our Senior Vice President, Engineering for all of FY12.
In August 2011, we announced that Richard D. Reidy, who was then our Chief Executive Officer, would leave our company when his successor was named. Mr. Reidy remained our Chief Executive Officer until December 5, 2011, when he resigned in connection with the appointment of Mr. Bhatt as our new Chief Executive Officer. Because Mr. Reidy served as our Chief Executive Officer during a portion of FY12, we are required to include Mr. Reidy as a named executive officer in the “Summary Compensation Table.” However, because Mr. Reidy was Chief Executive Officer for only five days of FY12 and his successor was determined prior to the beginning of FY12, Mr. Reidy's compensation is not discussed in this section.
We refer to the individuals named above and Mr. Reidy collectively, as our named executive officers.

Between March 22, 2012 and July 16, 2012, Mr. Bhatt served as Acting Chief Financial Officer. Mr. Bhatt received no additional compensation in connection with his service as Acting Chief Financial Officer.
Messrs. Aquilina and Goodson were not serving in executive officer capacities at the end of FY12. However, because they would have been among our three other most highly compensated executive officers during FY12 had they served in executive officer capacities at the end of FY12, we are required by SEC rules to include Messrs. Aquilina and Goodson as named executive officers.
Subsequent to FY12, on December 7, 2012, Mr. Pead was appointed Chief Executive Officer and resigned as Executive Chairman, and on February 1, 2013, Ms. Cruz retired as Chief Financial Officer. On February 1, 2013, Chris E. Perkins became our Chief Financial Officer. Because Mr. Perkins became our Chief Financial Officer subsequent to FY12, the terms of his compensation are not described in this section.

Executive Summary
FY12 Performance
In April 2012, we announced a new strategic plan in which we intend to become a leading provider of next-generation, context-aware application development and deployment platform in the Cloud for the Application Platform-as-a-Service market by investing in our OpenEdge, DataDirect and Decision Analytics product lines and integrating them into a single, cohesive offering. As part of the new strategic plan, we divested ten product lines which were not considered core to our business, with the last of these divestitures having been completed in February 2013. During 2012, we also executed on cost reductions as part of the plan, which included a reduction in our global workforce of 11%. Lastly, as part of the plan, we changed the structure of our internal organization and the way we manage our business.
Our financial results for FY12 were adversely impacted by factors related to the development, announcement and execution of the plan, including the undertaking of large restructuring efforts and the marketing for divestiture and actual sale of non-core products. These factors contributed to a very uncertain environment for our company, partners, customers and employees. In particular, during the second and third quarters of FY12, customer purchasing decisions were delayed, which caused deal slippage at a greater rate than usual. This was caused both by uncertainty surrounding the plan and generally deteriorating macroeconomic conditions, primarily in Europe. In addition, our announcement of the proposed divestiture of the non-core products had an adverse impact on the financial performance of these products.
However, with substantially all of the non-core products divested or under agreement to be divested, our financial performance improved significantly during the fourth quarter of FY12, resulting in better than expected results for the second half of FY12. After several quarters of declining performance in our core products, we achieved flat revenue growth during the fourth quarter of FY12 and improved operating margin performance.
Executive Compensation Philosophy
Our philosophy is to reward executives based upon corporate performance, as well as to provide long-term incentives for the achievement of future financial and strategic goals. We emphasize pay-for-performance compensation programs, which we believe advance both the short and long-term interests of our shareholders. We use a combination of total target cash compensation, composed of base salary and an annual cash bonus program, a long-term equity incentive compensation program, and a broad-based benefits program to create a competitive compensation package for our executive management team.
Objectives of our Executive Compensation Program
Our Compensation Committee is responsible for establishing and administering our policies governing the compensation of our executive officers, including salaries, cash incentives and equity incentive compensation. Our Compensation Committee has designed our overall executive compensation program to achieve the following objectives:

•	attract and retain talented executives in today's highly competitive market;

•	motivate and reward executives whose knowledge, skills and performance are critical to our success;

•
provide a competitive compensation package that aligns the interests of our executive management team and shareholders by tying a significant portion of an executive's cash compensation to the achievement of performance goals; and

•	ensure fairness among the executive management team by recognizing the contributions each executive makes to our success.

Executive Officer Compensation Components
The following table summarizes the principal components of our executive compensation program in FY12.

Compensation Element	Objective	Key Features	Performance Metrics
Base Salary	To secure and retain services of key executive talent	Set on average at 50th percentile of peer group Adjustments may be made to reflect market conditions for a position, changes in the status or duties associated with a position or internal equity	Not applicable
Annual Cash Bonus	To encourage and reward corporate performance that enhances long-term shareholder value	Set on average of 50th percentile of peer group Performance goals and target bonus amounts established at beginning of fiscal year	Funding based on total corporate revenue and non-GAAP operating income Delivery based on individual performance ratings (except to CEO)
Equity Compensation:	To align executives' interests with those of shareholders	Target equity grant values set on average at between 50th and 75th percentile of peer group
Performance Share Units (PSUs)	To encourage and reward corporate financial performance that enhances long-term shareholder value
Subject to performance criteria aligned with 2012 business plan

Earned only to the extent the performance criteria are achieved

PSUs earned are subject to subsequent time-based vesting (one-third vests upon determination of achievement of the performance goals established for that year, one-third in each of the next two years if the executive remains employed on the vest date)
Total corporate revenue and non-GAAP operating income
Restricted Stock Units (RSUs)	To retain executive talent	Service-based vesting over three-year period	Not applicable

Compensation Governance
We maintain compensation governance and other compensation practices that are aligned with shareholder interests and our compensation philosophy, including the following:

•	Our Compensation Committee is comprised of three directors who are “independent” under NASDAQ Stock Market rules.

•
Our Compensation Committee's independent compensation consultant is retained directly by the Compensation Committee and performs no services directly for us other than to provide compensation surveys to our human resources department.

•
Our Compensation Committee seeks input from our Chief Executive Officer and other internal personnel and advice from its external compensation consultant as to the amount and form of compensation established, but the Compensation Committee ultimately determines our executive compensation policies and practices.

•	Our long-term equity incentives generally vest over a period of three years to ensure that our executives maintain a long-term view of shareholder value.

•	We are mindful of risks to the company that could be posed by our compensation policies and practices and design our compensation policies and practices to mitigate such risk.

•	We do not provide significant perquisites or supplemental retirement benefits to our executives.

•	Our executive agreements do not contain tax “gross-ups” on “golden parachute” payments in connection with a change in control.
Compensation Committee Responsibilities and Authority
Our Compensation Committee reviews and approves the annual salary and annual cash bonus awards as well as all long-term equity incentive awards for our executive officers and other direct reports of the Chief Executive Officer, establishes our general compensation policies, administers our equity plans, determines or consults with management regarding compensation and benefits for our other officers and other employees (as appropriate) and oversees our executive compensation and benefit plans and policies. Our Compensation Committee reviews, and recommends to our Board of Directors for its approval, the compensation of our Chief Executive Officer.
During FY12, our Compensation Committee consisted of members of our Board of Directors who met the independence requirements promulgated by NASDAQ. From December 1, 2011 until October 8, 2012, our Compensation Committee consisted of Messrs. Egan, Krall and Pead, with Mr. Krall serving as Chairman. In connection with his appointment as Executive Chairman, Mr. Pead resigned from the Compensation Committee on October 8, 2012 and was replaced by Mr. Kane, who served on the Compensation Committee, together with Messrs. Egan and Krall, until the end of FY12.
Our Compensation Committee operates under a written charter adopted by our Board of Directors, a copy of which can be found on our website at www.progress.com under the heading “Corporate Governance” located on the “About Progress/Who We Are” page.
In accordance with its charter, the Compensation Committee:

•	oversees our overall executive compensation structure, policies and programs;

•	administers our equity-based plans;

•	reviews, and recommends to our Board of Directors for its approval, the compensation of our Chief Executive Officer;

•	reviews and determines the compensation of all direct reports of the Chief Executive Officer;

•	reviews and makes recommendations to our Board of Directors regarding the compensation of our directors; and

•	is responsible for producing the annual report included in this Form 10-K/A.
Our Chief Executive Officer, various other executives, and our human resources department support the Compensation Committee in its duties and may be delegated authority to fulfill certain administrative duties regarding our compensation programs. In addition, our Chief Executive Officer makes recommendations to the Compensation Committee on an annual basis regarding salary increases, potential bonuses and equity awards for each of his direct reports.
 The Compensation Committee has sole authority under its charter to retain, approve fees for, determine the scope of the assignment of, and terminate advisors and consultants as it deems necessary to assist in the fulfillment of its responsibilities. During FY12, the Compensation Committee retained Radford Surveys + Consulting (“Radford”) to assist it in evaluating the compensation of our officers and directors. Radford did not directly provide any other services to us, other than to provide compensation surveys to our human resources department, and consults with our management only as necessary to obtain relevant compensation and performance data for the executives as well as essential business information so that it can effectively support the Compensation Committee with appropriate competitive market information and relevant analyses.
Roles of the Compensation Committee, the Chief Executive Officer and Compensation Consultant
Role of Compensation Committee
At the beginning of each fiscal year, the Compensation Committee begins the process of reviewing executive officer and board compensation for the next fiscal year. The Compensation Committee members are provided reports from the external compensation consultant comparing our executive compensation and equity granting practices relative to the market and to a peer group. Reports are also provided on board of director compensation relative to the market and a peer group.
During the first quarter of each fiscal year, the Compensation Committee reviews recommendations from management on the current fiscal year short-term incentive compensation programs relative to anticipated corporate performance. The Compensation Committee also reviews recommendations from management on the current fiscal year long-term incentive programs, principally in the form of annual equity awards. In February or March, the Compensation Committee reviews and approves changes to executive officers' total target cash compensation, which includes base salary and target incentive compensation.

Prior to the annual meeting of shareholders for each fiscal year, the Compensation Committee also reviews and makes recommendations to the full Board of Directors regarding any changes to board compensation.
At the end of the fiscal year, the Compensation Committee reviews preliminary results of the short-term incentive compensation programs and 401(k) match. Final review and approval of these programs and costs are completed early in the following fiscal year prior to any payments.
In accordance with our Stock Option Grant Policy, the Compensation Committee meets at least four times a year to review and approve equity award requests.
Communication with Compensation Committee members is accomplished through committee meetings, teleconference calls or e-mail. Members of management and/or the external compensation consultants participate in these various communication methods and attend meetings or conference calls at the invitation of the Compensation Committee.
Role of Chief Executive Officer
Our Chief Executive Officer makes recommendations to the Compensation Committee with respect to compensation for his direct reports (including our other named executive officers), including the terms of these executives' annual cash bonus compensation and long-term equity compensation. Our Chief Executive Officer considers factors such as tenure, individual performance, responsibilities and experience levels of the executives, as well as the compensation of the executives relative to one another, when making recommendations regarding appropriate total compensation of our executives.
Our Chief Executive Officer typically discusses his initial recommendations with the Chairman of the Compensation Committee or has management present them at Compensation Committee meetings. The compensation and benefits group within our Human Resources Department and individuals within our Finance and Legal Departments support the Compensation Committee in the performance of its responsibilities. During FY12, our Chief Financial Officer, General Counsel and Senior Vice President of Human Resources and other representatives of the human resources, finance and legal departments regularly attended the Compensation Committee meetings to provide perspectives on the competitive landscape, the needs of the business, information about our financial performance and relevant legal and regulatory developments. The Compensation Committee periodically meets in executive session without management to deliberate on executive compensation matters. The Compensation Committee considers, but is not bound to and does not always accept, the Chief Executive Officer's recommendations regarding executive compensation. The Compensation Committee reviews all recommendations in light of our compensation philosophy and generally seeks input from its external compensation consultant prior to making any final decisions.
Role of Compensation Consultant
For the past several years, including FY12, our Compensation Committee engaged Radford as its outside compensation consultant to advise the Compensation Committee on all matters related to executive compensation. Radford did not directly provide any other services for us other than to provide compensation surveys to our Human Resources Department. Radford consulted with our management only as necessary to obtain relevant compensation and performance data for the executives as well as essential business information so that it can effectively support the Compensation Committee with appropriate competitive market information and relevant analyses. Through a separate subsidiary, Radford's parent company, AON Corporation, provided advisory services to our subsidiary in Ireland with respect to a pension plan our subsidiary maintains for our employees based in Ireland.
During FY12, Radford provided a range of services to the Compensation Committee to support the Compensation Committee's agenda and obligations, including providing regulatory updates, peer group compensation data so that the Compensation Committee can set compensation for executives in accordance with our policies, advice on the structure and competitiveness of our compensation programs (including benefits provided by our peers upon a change in control and otherwise as part of their compensation programs), and advice on the consistency of our programs with our executive compensation philosophy. Representatives of Radford attended Compensation Committee meetings and provided advice to the Compensation Committee upon its request. Typically, management worked with Radford on matters for the Compensation Committee where that work was requested by the Compensation Committee. The Compensation Committee determined that no services provided by Radford during FY12 interfered with the exercise of Radford's independent judgment.
We paid approximately $78,600 to Radford for services performed for the Compensation Committee during FY12. In November 2012, following the completion of a competitive bid process, the Compensation Committee selected Pearl Meyer & Partners as its external compensation consultant for the fiscal year ended November 30, 2013.
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
For FY12, the peer group list was comprised of 20 other companies in the software industry with revenue and market capitalization comparable to us. The peer group list is reviewed on an annual basis to ensure the companies remain a valid comparison and to account for any corporate structure changes in the peer groups, such as an acquisition by another company. In November 2011, at the time Radford compiled data for the peer group companies, the companies in the peer group ranged in size on a revenue basis from approximately $0.2 billion to $1.9 billion with a median of $0.8 billion as compared to our revenue of $0.5 billion, and on a market capitalization basis from approximately $0.2 billion to $18 billion with a median of $4.7 billion as compared to our then market capitalization of $1.4 billion. We may include companies that do not fit these criteria if we believe that we are directly competing with those companies for executive talent.
FY12 Peer Group List

•	Akamai Technologies, Inc. (Ticker Symbol:AKAM)

•	ANSYS Inc. (ANSS)

•	Ariba Inc. (ARBA)

•	Cadence Design Systems Inc. (CDNS)

•	Citrix Systems, Inc. (CTXS)

•	CommVault Systems, Inc. (CVLT)

•	Compuware Corp. (CPWR)

•	Informatica Corporation (INFA)

•	JDA Software Group Inc. (JDAS)

•	Mentor Graphics Corp. (MENT)

•	Nuance Communications, Inc. (NUAN)

•	Parametric Technology Corporation (PMTC)

•	Pegasystems, Inc. (PEGA)

•	QAD Inc. (QADA)

•	Qlik Technologies, Inc. (QLIK)

•	Quest Software Inc. (QSFT)

•	Red Hat, Inc. (RHT)

•	Riverbed Technology Inc. (RVBD)

•	salesforce.com, inc. (CRM)

•	TIBCO Software Inc. (TIBX)

We also use survey data for additional perspective on executive compensation. We participate in the Radford Executive Survey to benchmark our executives, including the named executive officers, to the marketplace. The materials from Radford include a comprehensive report providing details on the benchmark positions used for each executive as well as analysis on base salary, short-term incentives, total actual cash, total target cash compensation, actual total direct compensation and target total direct compensation. The survey data was comprised of compensation information from companies in the high technology industry with revenue ranging from $0.4 billion to $0.8 billion. There were 69 companies that fit within this criterion.
Shareholder Vote
At our 2012 Annual Meeting of Shareholders, our shareholders approved, in an advisory vote, the compensation of our named executive officers, as disclosed in the Compensation Discussion and Analysis, the compensation tables and the related disclosures in our proxy statement for fiscal 2011. The proposal was approved by our shareholders with 89% of the votes cast voting “for” approval and 2% voting “against” approval. In light of the level of approval by our shareholders, the Compensation Committee did not make changes to our compensation policies or practices in response to the shareholder vote. However, the Compensation Committee regularly reviews the compensation programs of our executive officers to ensure that they achieve our desired goal of aligning the interests of our executive officers and shareholders.
Executive Compensation Components
     Our executive compensation program has been primarily composed of the following elements:

•	Base salary;

•	Incentive compensation in the form of annual cash bonus awards, through our corporate bonus plan;

•	Equity-based long-term incentive compensation in the form of stock options, RSUs and PSUs;

•	401(k) Plan and other benefits; and

•	Severance and change in control protection.
Our Compensation Committee has not adopted a formal policy for allocating between these various forms of compensation. However, we generally strive to provide our named executive officers with a balance of short-term and long-term incentives. Within the context of the overall objectives of our compensation programs, the Compensation Committee determined the specific amounts of compensation, including base salary, incentive cash compensation and equity compensation, to be paid to each of our executives for FY12 based on a number of factors, including:

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
Base Salary
The Compensation Committee annually reviews total target cash compensation ranges, including base salary, for each of our named executive officers, during the first fiscal quarter. Base salaries may be adjusted by our Compensation Committee in accordance with various criteria, including:

•	individual performance;

•	levels of responsibilities;

•	individual competencies, skills and contributions;

•	individual tenure and experience;

•	functions performed;

•	peer group compensation levels for comparable positions;

•	internal compensation equity issues; and

•	our general financial performance.
Our Chief Executive Officer proposes base salary amounts for all executive officers other than himself for the Compensation Committee's consideration based on his evaluation of these criteria. The weight given each factor by the Compensation Committee may vary with each individual. For FY12, the philosophy of the Compensation Committee was to target base salary for our executive officers generally at the 50th percentile of the peer group and the broader software industry.
Annual Cash Bonus Awards
It is our philosophy to base a significant portion of an executive officer's total compensation opportunity on performance incentives. Our named executive officers participate in our corporate bonus plan, which is intended to motivate eligible participants toward overall business results, to tie their goals and interests to those of the company and its shareholders, and to enable the company to attract and retain highly qualified executives. This bonus plan is administered by our Compensation Committee.
Awards under the corporate bonus plan are based upon the achievement of performance metrics established on an annual basis by the Compensation Committee. Generally, performance is measured over a one-year period. These performance goals are based on our strategy as reflected in our annual operating plan and budget.
The Compensation Committee has the discretion to increase or reduce awards if it believes management has performed exceptionally compared to its peer group or if the Compensation Committee believes unanticipated factors assisted or inhibited management in achieving financial objectives. Historically, the Compensation Committee has not chosen to exercise such discretion and has instead relied on the achievement of the financial performance metrics to determine the awards paid to management and other plan participants. For FY12, the Compensation Committee relied on the achievement of the financial performance metrics to determine the overall funding of the bonus plan but utilized individual performance ratings to determine the actual bonus payout amounts to individual participants in the plan (except for the Chief Executive Officer, whose annual bonus was to be determined exclusively by reference to the achievement of the performance metrics).
Target awards under the corporate bonus plan are based on a pre-determined percentage of each executive's base salary, which is established by the Compensation Committee as part of its annual review of each executive's compensation. The Compensation Committee sets these target bonus percentages to ensure that a substantial portion of each executive's target cash compensation is linked directly to business performance and to provide the executives with a performance-based opportunity to achieve total cash compensation at the 50th percentile of the peer group and the broader software industry based on adequate company performance.
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
In recent years, equity awards to named executive officers and other recipients have typically been made in the form of a combination of stock options and RSUs. In 2011, we introduced the use of PSUs as part of our equity compensation program. During the past few years, the Compensation Committee has altered the mix of equity compensation to executive officers so that a greater proportion of equity compensation is awarded in the form of RSUs or PSUs rather than stock options and, in 2012, the Compensation Committee determined that stock options should not be part of the annual equity program for any recipient, including the named executive officers. The Compensation Committee believes that eliminating the grant of stock options reflects current market trends and that RSUs and PSUs are preferred vehicles for retention and the achievement of company goals. However, during 2012, the new hire equity awards provided to Messrs. Bhatt and Aquilina included stock options.
RSUs typically vest in six equal installments over three years beginning six months after issuance. In a volatile stock market, RSUs continue to provide value when stock options may not, which the Compensation Committee believes is useful in retaining talented executives in unpredictable economic times.
PSUs are subject to performance criteria aligned with our business plan and are earned only to the extent the performance criteria are achieved, with any PSUs earned being subject to subsequent time-based vesting (one-third vests upon determination of achievement of the performance goals established for that year and one-third in each of the next two years if the executive remains employed on the vesting date). The Compensation Committee grants PSUs consistent with its pay-for-performance philosophy. During FY12, the Compensation Committee increased the proportion of equity compensation awarded in the form of PSUs to 35%.
The Compensation Committee's decisions regarding the amount and type of equity incentive compensation, the allocation of equity and relative weighting of these awards within total executive compensation have been based on the Compensation Committee's understanding, and individual experiences with market practices, of similarly-situated companies. Equity-based incentive awards are intended to be the longer-term components of our overall executive compensation program and are designed to encourage performance by our executive officers over several years, while annual incentive cash compensation is designed to encourage shorter-term performance (generally performance over a one-year period).
To determine the size of the equity awards, the Compensation Committee first determined the total number of shares that would be available for the annual equity awards to all proposed recipients. The total number of shares was determined by consideration of the potential dilution to our shareholders and average burn rate of other companies in our industry. The Compensation Committee utilized the grant data from the peer group and the survey data provided by Radford to assist it in determining the size of the overall equity pool for our company as well as the individual grants to the named executive officers.
To determine the size of the individual annual equity awards, the Compensation Committee, with the assistance of Radford, compared the long-term equity incentive compensation levels of our executives with similar positions within our peer group to determine the long-term equity incentive compensation amount for each executive. The Compensation Committee evaluated the total value delivered by the annual equity grant against the average of the 50th and the 75th percentile of the value of long-term incentive compensation of our peer group and broader software industry. In finalizing the amounts of the FY12 annual equity awards, the Compensation Committee considered our Chief Executive Officer's recommendations, the burn rate of the executive grants, and the degree to which those amounts are aligned with our retention goals.
On occasion, the Compensation Committee makes additional grants of equity awards for the purpose of encouraging certain executives and other individuals to remain with our company. In situations where management determines that additional grants of equity awards are necessary or appropriate for our continued success, recommendations are made by the Chief Executive Officer to the Compensation Committee, typically after consulting with its external compensation consultant. Retention awards include vesting provisions that are designed to encourage recipients to maintain their employment with us and these provisions may differ from our standard vesting schedules.

401(k) Plan
We currently provide a non-elective contribution under our 401(k) plan. All employees who participate in our 401(k) plan, including our named executive officers, receive a discretionary matching contribution, depending upon the employee's length of service with the company and the employee's contribution level. This contribution is approved by the Compensation Committee. In past years, due to limitations imposed on 401(k) matching to higher-paid individuals under federal tax law, a portion of the contributions that otherwise would have been received by certain employees, including the named executive officers, was instead paid directly to them in cash. In FY12, the Compensation Committee eliminated this practice.
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
Currently, the severance guidelines applicable to our executive management team provide upon involuntary termination for the payment of severance of twelve months of total target cash compensation as of the date of termination and twelve months of acceleration of unvested stock options and RSUs. Receipt of these severance payments and benefits is subject to the execution of our standard form of separation and release agreement, which includes a non-competition clause. Although subject to change in the sole discretion of the Compensation Committee, we expect that these severance guidelines will continue to apply to involuntary terminations of executive officers, including the named executive officers in the future. These severance guidelines, however, will not apply in the event that the executive officer is entitled to severance under a specific agreement between the executive officer and our company.
We entered into Executive Employment Agreements with each of Messrs. Pead and Bhatt upon their respective appointment as Chief Executive Officer. These agreements provide Messrs. Pead and Bhatt with certain payments and benefits upon an involuntary termination of employment. See “Executive Compensation-Severance and Change in Control Agreements.”
In December 2011, we entered into executive severance agreements with our executive officers, including Messrs. Wagner and Goodson. In October 2012, we extended the recipients of these executive severance agreements to include other direct reports of Mr. Bhatt, including Ms. Cruz and Messrs. Zupsic and Aquilina. The Compensation Committee approved these agreements, following consultation with Radford, in order to retain our executive officers and other key management personnel during periods of CEO transition.
These executive severance agreements provide each executive officer with certain payments and benefits upon an involuntary termination of employment. The terms of the executive severance agreements generally reflect the severance and benefits payable to executive officers under the company-wide severance guidelines described above except that these agreements provide for twenty-four months of equity acceleration. Each executive severance agreement will expire on September 1, 2013. Upon expiration of the executive severance agreements, the executive officers will thereafter be subject to the severance plan, if any, then applicable to direct reports of the Chief Executive Officer. See “Executive Compensation-Severance and Change in Control Agreements.”
We have also entered into an Employee Retention and Motivation Agreement with each of the named executive officers. Each agreement provides for certain payments and benefits upon a change in control of our company and/or certain involuntary terminations of employment thereafter. Our Board of Directors determined that it is in the best interests of our company and its shareholders to assure that we will have the continued dedication and objectivity of our key employees, despite the possibility, threat or occurrence of a change in control of the company. These agreements are described below. See “Executive Compensation -Severance and Change in Control Agreements.”
The Compensation Committee periodically reviews these agreements to determine if these agreements should be maintained. For 2012, the Compensation Committee reviewed current market practices and the terms of the agreements with its external compensation consultant and determined that such agreements and their terms were substantially consistent with the practices of our peer companies. As a result of its review, the Compensation Committee decided that it was appropriate to maintain the agreements.

The Compensation Committee believes that these agreements are important motivational and retention tools because, in a time of increased consolidation in our industry and increased competition for executive talent, they provide a measure of earnings security by offering income protection in the form of severance and continued benefits if the executive is terminated without cause, economic protection for the executive's family if the executive becomes disabled or dies, and additional protections in connection with a change in control of our company.
Analysis of Compensation Decisions for 2012
The target total direct compensation established for each of the named executive officers (other than Mr. Pead who was a non-employee member of our Board of Directors at the time compensation decisions for FY12 were made) is set forth in the table below.
2012 Target Compensation

	Target Total Annual Compensation		Target Long-Term Equity
Name	Base Salary	Target Annual Bonus	Performance-Based Equity (1)	Time-Based Equity (2)	Target Total Direct Compensation
Jay H. Bhatt	$700,000	$1,050,000	$—	$9,364,900	$11,114,900
Melissa H. Cruz	350,000	275,000	—	2,224,100	2,849,100
Charles F. Wagner, Jr.	450,000	300,000	—	—	750,000
Andrew E. Zupsic	350,000	300,000	298,950	1,993,000	2,941,950
Antonio J. Aquilina	315,000	157,500	174,388	948,143	1,595,031
John P. Goodson	320,000	190,000	174,388	403,583	1,087,971
__________

(1)
Represents the grant date fair value of PSUs, which is equal to the number of PSUs granted at target performance multiplied by the closing price of our stock on the grant date. See the “Grants of Plan-Based Awards Table” for further detail regarding these awards.

(2)
Represents the grant date fair value of RSUs and options on the date of grant. The grant date fair value of RSUs is equal to the number of RSUs granted multiplied by the closing price of our stock on the grant date. The grant date fair value of our options is equal to the number of shares subject to the option multiplied by the fair value of our options on the date of grant determined using the Black-Scholes option valuation model. The methodology and assumptions used to calculate the Black-Scholes value of our options are described in Note 12 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012. See the “Grants of Plan-Based Awards Table” for further detail regarding these awards.

Overall Considerations
Considerations for Mr. Pead
On October 8, 2012, our Board of Directors appointed Mr. Pead to the position of Executive Chairman in connection with the announcement that Mr. Bhatt would be voluntarily terminating his employment as our Chief Executive Officer in December 2012. On November 2, 2012, Mr. Pead was named Interim Chief Executive Officer and Mr. Bhatt's employment terminated.
In connection with Mr. Pead's appointment as Executive Chairman and Interim Chief Executive Officer, we and Mr. Pead entered into a letter agreement setting forth the terms of Mr. Pead's compensation as Executive Chairman and Interim Chief Executive Officer. For the period from October 8, 2012 until November 2, 2012, Mr. Pead was paid a base salary of $10,000 per month in cash. In addition, for each month in which Mr. Pead served as Executive Chairman, Mr. Pead was entitled to receive RSUs having a value equal to $10,000, which RSUs would vest in two equal installments over one year.
From and after November 2, 2012 until December 7, 2012, the date of his appointment as President and Chief Executive Officer, Mr. Pead was paid a monthly base salary of $25,000 in cash. In addition, Mr. Pead was entitled to receive RSUs having a value equal to $25,000 for each month in which Mr. Pead served as Interim Chief Executive Officer, which RSUs would vest in two equal installments over one year. In January 2013, Mr. Pead was issued 1,480 RSUs, with such RSUs having an aggregate value equal to $35,000, reflecting the aggregate amount he was entitled to for his service as Executive Chairman and Interim Chief Executive Officer from October 8, 2012 until December 7, 2012.
The foregoing compensation was in lieu of any other compensation to which Mr. Pead would otherwise be entitled as a member of the Board of Directors during his term as Executive Chairman.
The compensation set forth in Mr. Pead's employment letter agreement and described above was the result of arms length negotiations with Mr. Pead and was determined based on Mr. Pead's responsibilities as Executive Chairman and Interim

Chief Executive Officer and market data provided by Radford. Mr. Pead's employment letter was approved by our Board of Directors and Compensation Committee after consultation with Radford.
Upon Mr. Pead's appointment as President and Chief Executive Officer in December 2012, we and Mr. Pead entered into an employment agreement which replaced and superseded the letter agreement described above. See “Executive Compensation-Severance and Change in Control Agreements” for a description of Mr. Pead's employment agreement.
Considerations for Mr. Bhatt
Mr. Bhatt became our Chief Executive Officer on December 5, 2011. The terms of Mr. Bhatt's compensation were determined by the employment agreement we entered into with him in November 2011. Pursuant to this employment agreement, Mr. Bhatt's base salary was set at $700,000 and his target bonus was set at 150% of his base salary. Mr. Bhatt also received a new hire equity award of 900,000 stock options and 200,000 RSUs, which was issued in December 2011. At the request of the Compensation Committee, we consulted with Radford in determining the compensation to be paid to Mr. Bhatt and the Board of Directors and the Compensation Committee approved the terms of Mr. Bhatt's employment agreement.
Between March 22, 2012 and July 16, 2012, Mr. Bhatt served as Acting Chief Financial Officer. Mr. Bhatt received no additional compensation in connection with his service as Acting Chief Financial Officer.
On October 8, 2012, Mr. Bhatt announced that he was voluntarily terminating his employment with our company effective in December 2012. At the request of our Board of Directors, Mr. Bhatt resigned as Chief Executive Officer on November 2, 2012. Mr. Bhatt did not receive any severance or any portion of his target bonus compensation in connection with his termination of employment and the portion of his new hire equity award that had not yet vested as of that date was forfeited.
Considerations for Ms. Cruz
Ms. Cruz became our Chief Financial Officer on July 16, 2012. The terms of Ms. Cruz's compensation were determined by the employment letter we entered into with her in July 2012 in connection with her joining our company. Pursuant to this employment letter, Ms. Cruz's base salary was set at $350,000 and her target bonus was set at $275,000. Ms. Cruz also received a new hire equity award of 115,000 RSUs, which was issued in July 2012. At the request of the Compensation Committee, we consulted with Radford in determining the compensation to be paid to Ms. Cruz and the Compensation Committee approved the terms of Ms. Cruz's employment letter.
In December 2012, Ms. Cruz announced that she was retiring as Chief Financial Officer effective February 1, 2013 and that her employment with our company would terminate on April 1, 2013. Ms. Cruz will not receive any severance in connection with her termination of employment and the portion of her new hire equity award that has not yet vested on the date of her termination of employment will be forfeited.
Considerations for Mr. Wagner
Mr. Wagner became our Chief Financial Officer on November 15, 2010. The terms of Mr. Wagner's initial compensation were determined by the employment letter we entered into with him in October 2010 in connection with his joining our company. Pursuant to this employment letter, Mr. Wagner was paid a base salary of $400,000 and his target bonus was set at $250,000. Mr. Wagner also received a new hire equity award of 180,000 stock options and 48,000 RSUs, which was issued in November 2010.
In March 2011, Mr. Wagner's base salary was increased to $450,000 and his target bonus was increased to $300,000. Mr. Wagner's compensation for FY12 was not changed prior to his termination of employment as Mr. Wagner's base salary and target bonus were determined to be consistent with the target range relative to our compensation peer group for his position.
On March 22, 2012, Mr. Wagner's employment with our company terminated. In connection with his termination of his employment, we amended the Executive Severance Agreement we previously entered into with Mr. Wagner to reduce the amount of his equity that accelerated in connection with his termination. Under this amended agreement, we accelerated 58,810 unvested stock options and 30,999 unvested restricted stock units that would have vested during the next thirteen months. Except for this change, the severance and other benefits we provided Mr. Wagner were substantially in accordance with the terms of his Executive Severance Agreement. See “Executive Compensation-Severance and Change in Control Agreements.”
Considerations for Mr. Zupsic
Mr. Zupsic became our Senior Vice President, Global Field Operations on April 2, 2012. The terms of Mr. Zupsic's initial compensation were determined by the employment letter we entered into with him in connection with his joining our company. Pursuant to this employment letter, Mr. Zupsic's base salary was set at $350,000 and his target bonus was set at $300,000. Mr. Zupsic also received a new hire equity award of 100,000 RSUs and 15,000 PSUs, which was issued in May 2012. At the request of the Compensation Committee, we consulted with Radford in determining the compensation to be paid to Mr. Zupsic and the Compensation Committee approved the terms of Mr. Zupsic's employment letter.

Considerations for Mr. Aquilina
Mr. Aquilina became our Senior Vice President, Strategy and Corporate Development on January 9, 2012. The terms of Mr. Aquilina's initial compensation were determined by the employment letter we entered into with him in connection with his joining our company. Pursuant to this employment letter, Mr. Aquilina's base salary was set at $315,000 and his target bonus was set at $157,500. Mr. Aquilina also received a cash signing bonus of $75,000. Mr. Aquilina also received a new hire equity award of 40,000 stock options and 16,000 RSUs, which was issued in January 2012.
In May 2012, Mr. Aquilina was granted 16,250 RSUs and 8,750 PSUs under our FY12 annual equity program. Typically, recipients of new hire awards are not eligible for an annual equity award during the year in which they join our company. However, in the case of Mr. Aquilina, it was determined that he should receive an annual equity award in light of the critical role he would play during FY12 in the execution of our new strategic plan.
In addition, upon the recommendation of Mr. Bhatt, our Compensation Committee authorized a special equity award of 6,000 RSUs to Mr. Aquilina. This award was made in recognition of Mr. Aquilina's efforts in connection with the formulation of our new strategic plan. These special RSUs vest on June 1, 2013, subject to continued employment.
Considerations for Mr. Goodson
We evaluated Mr. Goodson's 2012 target compensation against our compensation peer group and our other officers to determine whether any changes should be made to his target compensation. Although Mr. Goodson's total target compensation was within our target range relative to our compensation peer group for his position, the Compensation Committee determined that the mix of compensation between base salary and target bonus should be modified to better reflect our compensation peer group for his position. As a result, Mr. Goodson's base salary was increased from $305,000 to $320,000 and his target bonus was decreased from $195,000 to $190,000.
In May 2012, Mr. Goodson was granted 16,250 RSUs and 8,750 PSUs under our FY12 annual equity program. In addition, upon the recommendation of Mr. Bhatt, our Compensation Committee authorized a special equity award of 4,000 RSUs to Mr. Goodson. This award was made in recognition of Mr. Goodson's efforts in connection with the formulation of our new strategic plan. These special RSUs vest on June 1, 2013, subject to continued employment.
The FY12 Performance-Based Compensation Structure and Criteria
Our FY12 incentive compensation plans were designed to motivate our executive officers toward the achievement of our overall business goals during 2012. These business goals were designed to create and deliver value to our shareholders over the long term. For FY12, our annual performance-based incentives were a cash bonus plan and performance-based equity awards (PSUs).
In March 2012, the Compensation Committee formally approved the design of the FY12 Annual Bonus and Equity Plan. For FY12, the Compensation Committee adopted two plan metrics, both of which would be utilized to determine funding under the cash bonus plan and the PSUs. These two plan metrics were total corporate revenue and total non-GAAP operating income, with each metric receiving equal weight. These two metrics were in line with our corporate goal of growing revenue while increasing operating profit margins.
Non-GAAP operating income differs from operating income determined under GAAP by excluding amortization of acquired intangibles, stock-based compensation, purchase accounting adjustments related to deferred revenue, and restructuring and transition expense and acquisition-related expenses. We use non-GAAP measures to make operational and investment decisions because we believe the costs and expenses that we exclude from GAAP operating income are not tied to our core results. For these reasons, we use non-GAAP operating income as a performance goal.
The Compensation Committee also determined that once the funding of the cash bonus plan had been established, the delivery of bonuses to participants in the plan (other than the CEO) would be tied to an individual's overall performance using documented performance ratings. The cash bonus to be paid to the CEO would be based entirely on the achievement under the two plan metrics. The PSUs to be issued to all recipients would be based entirely on the achievement under the two plan metrics.
The Compensation Committee did not determine the specific targets applicable to the plan metrics at that time. In March 2012, we announced that our Board of Directors and management were then conducting a comprehensive evaluation of our operations and business plan and that we intended to announce our new strategic direction in late April 2012. Because the Board of Directors and management expected significant changes to our business plan, which would likely include the divestiture of certain product lines, the Compensation Committee deferred the establishment of specific targets applicable to the plan metrics until we had adopted a new business plan.
In April 2012, we announced our new strategic plan, which included the planned divestitures of ten product lines that were not considered core to our new plan. We also undertook a restructuring of our internal organization and the way we manage our business. As part of this restructuring, we changed our internal and external reporting to reflect two segments, our core segment, consisting of those product lines we considered core to our new strategic plan, and non-core, consisting of those products to be divested. Until this restructuring was completed, we could not complete our business plan and budget for the balance of FY12.
In May 2012, upon the recommendation of management, the Compensation Committee determined that funding under the corporate bonus plan would be guaranteed at 75%, with the funding of the remaining 25% to be determined by achievement under the two financial metrics. The Compensation Committee made this decision because of the disruption caused by the announcement of our new strategic plan and the impact of the announced divestitures of the non-core product lines, which resulted in employee turnover and customer uncertainty. The actual payout of bonuses under the plan would still be determined by reference to individual performance (except in the case of the CEO). Funding of the PSUs would not be guaranteed and would be determined entirely by achievement under the two financial metrics.
In July 2012, our Board of Directors approved a new business plan and budget for our core operations and, in connection with the new plan and budget, the Compensation Committee approved the specific targets applicable to the financial metrics. In setting the specific targets, the Compensation Committee weighted performance within our core operations during the second half of FY12 at 100%.
The 2012 Annual Performance-Based Compensation Criteria and Achievement
The tables below show:

•	the performance criteria for the 2012 annual bonus plan and PSU awards; and

•	in each case, the extent to which the performance criteria were achieved and performance-based incentives were earned.
Annual Bonus Plan and Performance-Based Equity Criteria and Achievement. As noted above, funding under the FY12 bonus plan was guaranteed at 75%, with the remaining 25% funding subject to the metrics and targets set by the Compensation Committee. As shown in the table below, neither the non-guaranteed portion of the bonus nor any portion of the PSUs would be earned unless the threshold of $143.2 million in second-half core revenue and $33.6 million in second-half non-GAAP core operating income was achieved, at which point 50% of the non-guaranteed portion of the bonus and 50% of the PSUs would be earned. Thereafter, up to the remaining 50% of the non-guaranteed bonus portion and 50% of the PSUs could be earned based on the extent to which second-half core revenue between the threshold of $143.2 million and the target of $179 million and the second-half non-core operating income between the threshold of $33.6 million and the target of $42 million were achieved. Additional amounts could be earned to the extent of overachievement.
FY12 Performance-Based Annual Bonus Plan and PSUs Criteria and Achievement

Metrics/Achievement	Threshold (50% earned)	Target (100% earned)	Maximum (200% earned)	Actual Achievement	Actual Achievement %	Payout %
Corp. Revenue for FY12 H2	$143.2 million	$179 million	$214.8 million	$171.5 million	96%	90%
Non-GAAP Operating Income for FY12 H2	$33.6 million	$42 million	$50.4 million	$48 million	114%	171%
Average					105%	130% (1)
______________

(1)	Payout percentage applies to the 25% non-guaranteed portion of the bonus under the FY12 corporate bonus plan.
Amounts Earned under the FY12 Corporate Bonus Plan. As shown in the table above, the achievement percentage within the two metrics was 105%, which equates to a funding percentage for the 25% non-guaranteed portion of 130%. We then blended the funding percentage for the non-guaranteed portion with the 75% guaranteed portion, which resulted in an aggregate funding percentage of 108%.
The actual bonus percentages applicable to Ms. Cruz, Mr. Zupsic, Mr. Aquilina and Mr. Goodson were then determined based on individual performance evaluations given by Mr. Pead, with the recommended bonus amounts then approved by the Compensation Committee.

The table below shows the amount earned by each named executive officer under the FY12 Corporate Bonus Plan.
Corporate Bonus Plan Amounts Earned for 2012

Executive Officer	Target Bonus	Eligible Bonus @105% Funding	Percentage of Eligible Bonus Earned	Actual Bonus
Philip M. Pead (1)	$—	$—	—%	$—
Jay H. Bhatt (2)	1,050,000	—	—	—
Melissa H. Cruz (3)	275,000	111,477	100	111,477
Charles F. Wagner, Jr. (4)	300,000	100,307	100	100,307
Andrew E. Zupsic (5)	300,000	214,816	100	214,816
Antonio J. Aquilina (6)	157,500	151,925	125	189,906
John P. Goodson	190,000	205,200	125	256,500
______________

(1)	Mr. Pead was not eligible for a bonus under the FY12 Corporate Bonus Plan.

(2)	Mr. Bhatt voluntarily terminated his employment on November 2, 2012 and, as a result, was not eligible for a bonus under the FY12 Corporate Bonus Plan.

(3)	Ms. Cruz's bonus was pro-rated from her employment commencement date of July 16, 2012.

(4)
In accordance with his executive severance agreement, Mr. Wagner received a pro-rata amount of his target bonus for FY12 based on the number of days he was employed prior to his employment termination date of March 22, 2012.

(5)	Mr. Zupsic's bonus was pro-rated from his employment commencement date of April 2, 2012.

(6)	Mr. Aquilina's bonus was pro-rated from his employment commencement date of January 9, 2012.
PSUs Earned by the Executives for FY12. No portion of the PSUs was guaranteed and the achievement percentage within the two financial metrics of 105% was utilized to determine the number of PSUs earned. The 105% achievement percentage equated to a 125% payout of PSUs. The table below shows the number of PSUs issued as annual performance-based equity. One-third of the PSUs earned vest on April 1, 2013, subject to continued employment, and the remaining two-thirds vest over two years in substantially equal installments beginning in October 2013.
Performance-Based Annual Equity Earned for 2012

Executive Officer	Target PSUs	PSUs Earned at 125%	Value of PSUs Earned (2)
Philip M. Pead (1)	—	—	$—
Jay Bhatt (1)	—	—	—
Melissa H. Cruz (1)	—	—	—
Charles F. Wagner, Jr. (1)	—	—	—
Andrew E. Zupsic	15,000	18,750	373.688
Antonio J. Aquilina	8,750	10,938	217,994
John P. Goodson	8,750	10,938	217,994
______________
(1)    Mr. Pead, Mr. Bhatt, Ms. Cruz and Mr. Wagner were not eligible to receive PSUs in FY12.
(2)    The value of the PSUs earned was determined by multiplying the PSUs earned by $19.93, the closing price on the grant date.

Timing of Equity Grants
We do not time grants either to take advantage of a depressed stock price or in anticipation of an increase in stock price and have limited the amount of discretion that can be exercised in connection with the timing of awards. We generally make awards only on pre-determined dates to ensure that awards cannot be timed to take advantage of material non-public information.
Equity awards may be made only by the Compensation Committee. The Compensation Committee makes awards only at Committee meetings and generally does not make awards in trading blackout periods (the period encompassing ten days prior to the end of each fiscal quarter through 48 hours after the earnings for that quarter are announced).
Tax and Accounting Implications
Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that public companies may deduct in any one year with respect to certain of their named executive officers. Certain performance-based compensation approved by shareholders is not subject to this deduction limit. The Compensation Committee's strategy in this regard is to be cost and tax effective. Therefore, the Compensation Committee intends to preserve corporate tax deductions, while maintaining the flexibility in the future to approve arrangements that it deems to be in our best interests and the best interests of our shareholders, even if such arrangements do not always qualify for full tax deductibility.
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
John R. Egan
Charles F. Kane
Compensation Committee Interlocks and Insider Participation
The members of our Compensation Committee during FY12 were Messrs. Egan, Krall, Kane (from October 2012), and Pead (until October 2012). Messrs. Egan, Krall and Kane are not nor have they ever been an officer or employee of our company or of any of its subsidiaries, or had any relationship with us requiring disclosure in this Form 10-K/A. Mr. Pead stepped down from his position on the Compensation Committee effective upon his appointment as our Executive Chairman. There are no compensation committee interlocks amongst any of our directors.
Analysis of Risk Associated with Our Compensation Plans
In setting compensation, the Compensation Committee considers the risks to our shareholders and to the achievement of our goals that may be inherent in the compensation plans and programs for all employees, including our executives. When evaluating our executive compensation program, the Compensation Committee considers whether the program is based on the appropriate philosophy, benchmarked against the appropriate peer group and balanced between long and short-term performance targets, company and individual performance. Although a significant portion of our executives' compensation is performance-based and “at-risk,” we believe our compensation plans and programs are appropriately structured so as not to encourage our employees to take excessive or unreasonable risks.
We considered the following elements of our compensation plans and policies when evaluating whether such plans and policies are structured to encourage our employees to take unreasonable risks:

•
Compensation consists of both fixed and variable components. The fixed portion (i.e., base salary) and variable portion (i.e., performance-based bonus and equity awards) provide a mix of compensation intended to produce corporate performance without encouraging excessive risks.

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

•
We use a combination of PSUs and RSUs for equity awards because RSUs retain value even in a depressed market, which makes our executives less likely to take unreasonable risks to earn PSU awards or get, or keep, stock options “in-the-money.”

•	The time-based vesting for RSUs (including a portion of PSU awards earned) ensures that our executives' interests align with those of our shareholders for the long-term performance of our company.

•
Assuming achievement of at least a minimum level of performance, payouts under our performance-based plans result in some compensation at levels below full target achievement, rather than an “all-or-nothing” approach.

•	In accordance with our written stock option grant policy, all equity grants must occur at a meeting of the Compensation Committee and management has no authority to issue equity.

•	The Compensation Committee retains and does not delegate any of its power to determine matters of executive compensation and benefits.

•	We maintain a system of controls and procedures designed to ensure that amounts are earned and paid in accordance with our plans and programs.

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

•
We do not allow our executives and directors to hedge their exposure to ownership of, or interest in, our stock. We also do not allow them to engage in speculative transactions with respect to our stock.

Summary of Executive Compensation
The following table sets forth certain information with respect to compensation for the fiscal years ended November 30, 2012, 2011 and 2010, earned by:

(a)
The three individuals who served as Chief Executive Officer during fiscal 2012: Mr. Pead, who served as our Interim Chief Executive Officer from November 2, 2012 until the end of fiscal 2012; Mr. Bhatt, who served as our Chief Executive Officer from December 5, 2011 until November 2, 2012; and Mr. Reidy, who served as our Chief Executive Officer for the first five days of fiscal 2012.

(b)
The two individuals who served as Chief Financial Officer during fiscal 2012: Ms. Cruz, who served as our Chief Financial Officer from July 16, 2012 until the end of fiscal 2012; and Mr. Wagner, who served as our Chief Financial Officer from the beginning of fiscal 2012 until March 22, 2012. Between March 22, 2012 and July 16, 2012, Mr. Bhatt served as Acting Chief Financial Officer. Mr. Bhatt received no additional compensation in connection with his service as Acting Chief Financial Officer.

(c)
Mr. Zupsic, Mr. Aquilina, and Mr. Goodson, who were our three other most highly compensated executive officers, although Messrs. Aquilina and Goodson were not serving in executive officer capacities at the end of fiscal 2012.

We refer to these individuals collectively as our named executive officers.
As described above in “Compensation Discussion and Analysis” and reflected in the Summary Compensation Table below, we pay our named executive officers a mix of cash and equity compensation.
Cash Compensation.  We paid our named executive officers a base salary and cash bonus compensation under a non-equity incentive plan.
Equity Compensation. We made annual equity awards to the named executive officers consisting of RSUs and PSUs. Certain named executive officers who were hired in 2012 also received stock options as a portion of their “new hire” award. Stock options had an exercise price equal to the closing price of our stock on the date of grant and vest in monthly increments over four years. The amounts shown in the “Option Awards” column reflect the grant date fair value calculated using the Black-Scholes model. RSUs and PSUs convert to shares of our common stock upon vesting. Generally, RSUs vest in six equal installments over three years beginning six months after issuance. To the extent that PSUs are earned, those units are subject to subsequent time-based vesting (one-third vests upon determination of achievement of the performance goals established for that year and one-third in each of the next two years if the executive remains employed on the vesting date). The amounts shown in the “Stock Awards” column reflect the grant date fair value (which was the stock price on the date of grant) with respect to the RSUs and PSUs at target performance.

Other Forms of Compensation. We do not provide our named executive officers with pensions or the ability to defer compensation. Amounts shown in the “All Other Compensation” column reflect the contribution under our 401(k) plan and certain other items described in the footnotes below.

SUMMARY COMPENSATION TABLE - FISCAL YEARS 2012, 2011, AND 2010

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation (4)	Total
Philip M. Pead	2012	$64,423	$—	—	—	—	$1,032	$65,455
President and Chief Executive Officer (5)
Jay H. Bhatt	2012	646,154	—	4,216,000	5,148,900	—	47,815	10,058,869
Former President and Chief Executive Officer (6)
Richard D. Reidy	2012	46,154	—	—	—	—	1,153,846	1,200,000
Former President and Chief Executive Officer (7)	2011	550,000	—	1,224,132	1,740,955	11,315	106,445	3,632,847
	2010	486,539	—	1,790,880	1,854,552	512,962	16,176	4,661,109
Melissa H. Cruz	2012	137,019	—	2,224,100	—	111,477	5,595	2,478,191
Former SVP, Finance and Administration, Chief Financial Officer (8)
Charles F. Wagner	2012	164,423	—	—	—	100,307	536,172	800,902
Former EVP, Finance and Administration, Chief Financial Officer (9)	2011	436,539	—	933,210	392,300	5,658	8,261	1,775,968
	2010	46,154	—	1,248,960	1,215,936	13,012	112	2,524,174
Andrew E. Zupsic	2012	228,846	—	2,366,688	—	214,816	6,480	2,816,830
SVP, Global Field Operations (10)
Antonio J. Aquilina	2012	278,654	110,000	962,557	203,580	189,906	8,594	1,753,291
SVP, Strategy and Corporate Development (11)
John P. Goodson	2012	328,846	—	621,577	—	256,500	17,202	1,224,125
SVP, Engineering (12)	2011	308,462	100,000	518,520	294,225	3,897	15,320	1,240,424
	2010	245,577	—	230,256	238,442	152,975	15,320	882,570
______________

(1)
Represents the grant date fair value of the award, which is equal to the number of RSUs granted and PSUs at 125% payout multiplied by the closing price of our stock on the grant date. The grant date fair value of the PSUs granted at maximum performance was as follows-

Name	# of PSUs at maximum performance	Fair Value of PSUs at maximum performance
Mr. Pead	—	$—
Mr. Bhatt	—	—
Mr. Reidy	—	—
Ms. Cruz	—	—
Mr. Wagner	—	—
Mr. Zupsic	30,000	597,900
Mr. Aquilina	17,500	348,775
Mr. Goodson	17,500	348,775

See the “Grants of Plan-Based Awards Table” for further detail regarding these awards.

(2)
Represents the grant date fair value of options on the date of grant. The grant date fair value of our options is equal to the number of shares subject to the option multiplied by the fair value of our options on the date of grant determined using the Black-Scholes option valuation model. The methodology and assumptions used to calculate the Black-Scholes value of our options are described in Note 12 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012. See the “Grants of Plan-Based Awards Table” for further detail regarding these awards.

(3)
The amounts listed reflect the amounts earned under our corporate bonus plan as described in “Compensation Discussion and Analysis” in this Form 10-K/A. For all individuals, bonus payments were accrued in the year indicated and paid in the succeeding fiscal year. Thus, the 2012 bonus amounts were paid in fiscal year 2013, the 2011 bonus amounts were paid in fiscal year 2012 and the 2010 bonus amounts were paid in fiscal year 2011.

(4)	Amounts listed in this column for 2012 include:

Name	Company Contributions (401(k))	Insurance Premiums	Taxable Relocation	Severance	Accrued Vacation & Holidays
Mr. Pead	$822	$210	$—	$—	$—
Mr. Bhatt	—	700	—	—	47,115
Mr. Reidy	—	—	—	1,153,846	—
Ms. Cruz	5,175	420	—	—	—
Mr. Wagner	—	210	—	504,808	31,154
Mr. Zupsic	5,850	630	—	—	—
Mr. Aquilina	7,800	794	—	—	—
Mr. Goodson	15,600	840	762	—	—

(5)
Mr. Pead became our Executive Chairman on October 7, 2012 and our Interim Chief Executive Officer on November 2, 2012. On December 7, 2012, Mr. Pead became our President and Chief Executive Officer. From and after the date of his appointment as Executive Chairman, Mr. Pead was no longer eligible to receive compensation paid to our non-employee directors. Prior to his appointment, for the period from December 1, 2011 until the date of his appointment as Executive Chairman, Mr. Pead received the compensation described in the section of this 10-K/A entitled, “Director Compensation.” The amounts shown in the Summary Compensation Table above do not include amounts Mr. Pead received as a non-employee director.

(6)	Mr. Bhatt became our President and Chief Executive Officer on December 5, 2011. On November 2, 2012, Mr. Bhatt voluntarily resigned as our Chief Executive Officer.

(7)
Mr. Reidy became our President and Chief Executive Officer on March 29, 2009. On August 1, 2011, we announced that Mr. Reidy would depart as our Chief Executive Officer upon the naming of his successor. On December 5, 2011, upon the appointment of Mr. Bhatt as our new Chief Executive Officer, Mr. Reidy resigned as our Chief Executive Officer and, on December 9, 2011, his employment with our company terminated. The amount shown in the Summary Compensation Table under “All Other Compensation” applicable to Mr. Reidy is severance paid to him pursuant to the terms of the severance agreement we previously entered into with Mr. Reidy. See “Severance and Change in Control Agreements.” Of the amount shown in the Summary Compensation Table under “Option Awards” applicable to Mr. Reidy in 2011, approximately $584,000 represents the fair value associated with extending the post-termination exercise period applicable to Mr. Reidy's vested stock options from 90 days to 15 months.

(8)
Ms. Cruz became our Chief Financial Officer on July 16, 2012. The amounts shown for Ms. Cruz in 2012 are base salary and non-equity incentive plan compensation for the period from July 16, 2012 until November 30, 2012.

(9)
Mr. Wagner became our Chief Financial Officer on November 15, 2010. The amounts shown for Mr. Wagner in 2010 are base salary and non-equity incentive plan compensation for the period of November 15, 2010 until November 30, 2010. On March 22, 2012, Mr. Wagner's employment with our company terminated. The amount shown in the Summary Compensation Table under “All Other Compensation” applicable to Mr. Wagner includes severance paid to him pursuant to the terms of the severance agreement we previously entered into with Mr. Wagner. See “Severance and Change in Control Agreements.”

(10)
On April 2, 2012, Mr. Zupsic became our Senior Vice President, Global Field Operations. The amounts shown for Mr. Zupsic are base salary and non-equity incentive plan compensation for the period of April 2, 2012 until November 30, 2012.

(11)
Mr. Aquilina became Senior Vice President, Strategy and Corporate Development on January 9, 2012. The amounts shown for Mr. Aquilina in 2012 are base salary and non-equity incentive plan compensation for the period of January 9, 2012 until November 30, 2012. The amount shown for Mr. Aquilina under the “Bonus” column includes a new hire signing bonus of $75,000 in connection with his commencement of employment and a special one-time cash bonus of $35,000 paid to Mr. Aquilina in November 2012 in connection with the completion of substantially all of the divestitures of the non-core product lines.

(12)
The amount shown for Mr. Goodson under the “Bonus” column for 2011 includes a special $100,000 cash retention bonus he was awarded in March 2011, the receipt of which was subject to the condition that he remained employed with our company until January 2012. This bonus was paid in January 2012.

Grants of Plan-Based Awards

GRANTS OF PLAN-BASED AWARDS TABLE – FISCAL YEAR 2012

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Stock Awards: Number of Securities Underlying Options	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)	Threshold (#)(2)	Target (#)(2)	Maximum (#)(2)	(#)(3)	(#)(4)	($)(5)(6)
Philip M. Pead	--	--	--	--	--	--	--	--	--	--
Jay H. Bhatt (7)	12/5/2011	$525,000	$1,050,000	$2100,000	--	--	--	200,000	900,000	$9,364,900
Richard D. Reidy	--	--	--	--	--	--	--	--	--	--
Melissa H. Cruz	7/16/2012	$137,500	$275,000	$550,000	--	--	--	115,000	--	$2,224,100
Charles F. Wagner, Jr.	3/6/2012	$150,000	$300,000	$600,000	--	--	--	--	--	--
Andrew E. Zupsic	4/2/2012 5/28/2012	$150,000 --	$300,000 --	$600,000 --	-- 7,500	-- 15,000	-- 30,000	-- 100,000	-- --	-- $2,291,950
Antonio J. Aquilina	1/16/2012 3/6/2012 5/28/2012	-- $77,750 --	-- $157,500 --	-- $315,000 --	-- -- 4,375	-- -- 8,750	-- -- 17,500	16,000 -- 22,250	40,000 -- --	$504,700 -- $617,831
John P. Goodson	3/6/2012 5/28/2012	$95,000 --	$190,000 --	$380,000 --	-- 4,375	-- 8,750	-- 17,500	-- 20,250	-- --	-- $577,971
______________

(1)
These columns indicate the range of payouts targeted for fiscal year 2012 performance under our corporate bonus plan as described in “Compensation Discussion and Analysis” in this Form 10-K/A. The actual payout with respect to fiscal year 2012 for each named executive officer is shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

(2)	These columns indicate the range of payouts with respect to PSUs subject to subsequent time-based restrictions. These PSUs could be earned only to the extent the established criteria were met.

(3)
Except as described in the next sentence, represents RSUs that vest, so long as the executive continues to be employed with us, in six equal installments beginning six months after date of issuance. With respect to Messrs. Aquilina and Goodson, 6,000 and 4,000 RSUs, respectively, vest on June 1, 2013, so long as they continue to be employed with us on that date. In all cases, dividends are not payable on unvested RSUs.

(4)
Represents stock options that become exercisable, so long as the executive continues to be employed with us, in equal monthly installments over four years. These options had exercise prices equal to the closing price per share of our common stock on the date of grant.

(5)	The grant date fair value of our options is equal to the number of shares subject to the option multiplied by the fair value of our options on the date of grant determined by using the Black-Scholes option valuation model. The Black-Scholes value of our options on December 5, 2011 and January 16, 2012 was $5.72 and $5.09, respectively. The methodology and assumptions used to calculate the Black-Scholes value of our options are described in Note 12 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.

(6)
Represents the grant date fair value of the award, which is equal to the number of RSUs granted multiplied by the closing price of our stock on the grant date. The closing prices of our stock on December 5, 2011 and July 16, 2012 were $21.08 and $19.34, respectively. Because the NASDAQ Global Select Market was closed for trading on May 28, 2012, we utilized the closing price on May 29, 2012 of $19.93 for purposes of determining the grant date fair value of the awards issued on that date. For PSUs, the value determined at the grant date assumes that the award will be earned in full at target performance.

(7)
The Board of Directors approved the terms of Mr. Bhatt's compensation, including his annual target bonus, on November 15, 2011, subject to his commencing employment on December 5, 2011. The Compensation Committee approved Mr. Bhatt's new hire award of stock options and RSUs on November 15, 2011, subject to his commencing employment on December 5, 2011.

Non-Equity Incentive Plan Awards
Our corporate bonus plan is designed to grant annual cash bonuses based on our financial results for the fiscal year. For more information about our annual bonus plan, see the discussion under “Compensation Discussion and Analysis.”
 Equity Incentive Plan Awards
The awards made pursuant to the PSUs were granted under our FY12 corporate bonus and equity plan. The PSUs provide for vesting in April 2013 (with respect to 33% of such units that have been earned) with the remainder vesting in equal installments every six months over two years. For more information about the terms of the PSUs, see the discussion under “Compensation Discussion and Analysis.”
Stock Awards
The RSUs were granted under our FY12 corporate bonus and equity plan. The RSUs provide for vesting in equal installments every six months over three years, subject to continued employment.
Outstanding Equity Awards
The following table sets forth certain information with respect to the outstanding equity awards at November 30, 2012 for each of the named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2012

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercisable Options		Option Exercise Price	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)

Name	Exercisable	Unexercisable
Philip M. Pead
	15,069	0	$20.73	10/14/2018
						10,035	201,804
Jay H. Bhatt (3)
	206,250	0	$21.08	12/5/2018
						--	--
Richard D. Reidy (4)
	15,000	0	$20.79	4/25/2014
	7,500	0	$20.79	4/25/2014
	22,500	0	$21.50	10/15/2014
	45,000	0	$19.96	4/23/2015
	11,500	0	$21.32	4/26/2017
	230,000	0	$21.32	4/26/2017
	104,480	0	$29.64	4/27/2018
						--	--
Melissa H. Cruz
	--	--	--	--
						115,000	$2,312,650
Charles F. Wagner, Jr. (5)
	--	--	--	--
						--	--
Andrew E. Zupsic
	--	--	--	--
						102,084	$2,049,535
Antonio J. Aquilina
	3,810	36,190	$18.82	1/15/2019	(6)
						43,814	$879,130
John P. Goodson
	3,125	0	$15.38	5/21/2013
	18,750	0	$16.67	9/19/2013
	13,500	0	$20.79	4/25/2014
	9,000	0	$21.50	10/15/2014
	4,500	0	$21.50	10/15/2014
	21,375	1,125	$19.96	4/23/2015	(7)
	325	75	$13.01	10/15/2015	(8)
	7,800	1,800	$13.01	10/15/2015	(8)
	7,081	4,425	$14.67	5/11/2016	(9)
	155	75	$14.67	5/11/2016	(9)
	9,300	4,500	$15.93	10/15/2016	(10)
	22,275	18,225	$21.32	4/26/2017	(11)
	16,407	21,093	$29.64	4/27/2018	(12)
						40,530	$813,089
______________

(1)	The unvested shares shown in this column are RSU awards that are subject to time-based vesting and PSU awards that are subject to performance-based and time-based vesting.

(2)	The market value of unvested RSUs and PSUs was calculated as of November 30, 2012 based on closing price of our common stock on NASDAQ of $20.11.

(3)
On November 2, 2012, Mr. Bhatt voluntarily terminated employment. All unvested options and RSUs held by Mr. Bhatt terminated as of the date of termination of employment. All vested options held by Mr. Bhatt as of that date were cancelled to the extent not exercised within ninety days of his termination date.

(4)
On December 9, 2011, Mr. Reidy's employment terminated and, in connection with a severance agreement we had previously entered into with Mr. Reidy, the vesting of all stock options and RSUs that would have otherwise vested during the twenty-four months following the date of termination was accelerated. All other unvested options and RSUs held by Mr. Reidy terminated as of the date of termination of employment.

(5)
On March 23, 2012, Mr. Wagner's employment terminated and, in connection with the modified severance agreement we entered into with Mr. Wagner, the vesting of all stock options that would have otherwise vested during the thirteen months following the date of termination and the vesting of 30,999 RSUs were accelerated. All other unvested options and RSUs held by Mr. Wagner terminated as of the date of termination of employment. All vested options held by Mr. Wagner as of that date were cancelled to the extent not exercised within ninety days of his termination date.

(6)	This option vests in 48 equal semiannual installments commencing on August 1, 2012.

(7)	This option vests 2/60ths on the date of grant, with the remainder vesting in 58 monthly increments commencing on May 1, 2008.

(8)	This option vests 8/60ths on the date of grant, with the remainder vesting in 52 monthly increments commencing on November 1, 2008.

(9)	This option vests 3/60ths on the date of grant, with the remainder vesting in 57 monthly increments commencing on June 1, 2009.

(10)	This option vests 8/60ths on the date of grant, with the remainder vesting in 52 monthly increments commencing on November 1, 2009.

(11)	This option vests 2/60ths on the date of grant, with the remainder vesting in 58 monthly increments commencing on May 1, 2010.

(12)	This option vests 2/48ths on the date of grant, with the remainder vesting in 46 monthly increments commencing on May 1, 2011.

Option Exercises and Stock Vested

The following table sets forth certain information regarding the number of stock options exercised and RSUs that vested in the fiscal year ended November 30, 2012 under our equity incentive plans and the corresponding amounts realized by the named executive officers. The value realized on exercise for stock option awards is calculated as the difference between the closing prices of our common stock on the NASDAQ Global Select Market on the exercise date and the exercise price of the applicable stock option award. The value realized on vesting for RSUs is calculated as the product of the number of shares subject to the RSUs that vested and the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Option Exercises and Stock Vested – Fiscal Year 2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Philip M. Pead	—	$—	3,612	$76,069
Jay H. Bhatt	—	—	100,000	2,274,250
Richard D. Reidy	279,911	2,093,280	88,283	1,876,455
Melissa H. Cruz	—	—	—	—
Charles F. Wagner	—	—	30,999	740,876
Andrew E. Zupsic	—	—	16,666	360,986
Antonio J. Aquilina	—	—	5,374	116,401
John P. Goodson	—	—	16,408	354,847

Severance and Change in Control Agreements
We have agreements with, or guidelines applicable to, our executive officers that provide the benefits described below in connection with certain terminations of employment or a change in control of our company.
Mr. Pead's Executive Employment Agreement
In connection with his appointment as our President and Chief Executive Officer, we and Mr. Pead entered into an employment agreement, effective as of December 7, 2012, setting forth Mr. Pead's compensation and certain other terms. Mr. Pead's employment agreement provides that in the event that his employment is terminated as a result of an “involuntary termination,” he will be entitled to:

•	the payment of cash severance equal to 18 months of total target cash compensation as of the date of termination, which will be paid over 18 months;

•
the continuation, for a period of 18 months, of benefits that are substantially equivalent to the benefits (medical, dental, vision and life insurance) that were in effect immediately prior to termination; and

•	18 months of acceleration of unvested stock options and RSUs.
Receipt of the severance and benefits is subject to the execution of a standard separation and release agreement. Separation payments upon any involuntary termination within twelve months following a change in control would be governed by the Employee Retention and Motivation Agreement described below and not by Mr. Pead's employment agreement.
An “involuntary termination” is defined in the employment agreement as a termination of employment by us other than for cause, disability or death or a termination by Mr. Pead as a result of certain events occurring without his consent such as an assignment to him of duties, a significant reduction of his duties, either of which is materially inconsistent with his position prior to the assignment or reduction, or the removal of Mr. Pead from that position, a material reduction in Mr. Pead's base salary or target bonus, a relocation of Mr. Pead to a facility or location more than fifty miles from his then present location or a material breach of the employment agreement by us.
Mr. Pead's employment agreement also includes non-competition and related covenants. The non-competition covenant will be in effect for the duration of the period in which severance and other benefits are paid. The non-competition covenant relates to certain businesses with similar product areas and activities as our company.
Mr. Pead's Employee Retention and Motivation Agreement
We and Mr. Pead have also entered into an Employee Retention and Motivation Agreement (“Pead ERMA”), which provides certain compensation and benefits if his employment is involuntarily terminated within 12 months of a change in control of our company. If an involuntary termination of Mr. Pead's employment occurs under other circumstances, the severance terms of his employment agreement, as described above, would control and not the Pead ERMA.
     Change in Control Benefits. Under the Pead ERMA, upon a change in control of our company, Mr. Pead would be entitled to:

•	the payment of his annual target cash bonus on a pro-rata basis with respect to the elapsed part of the relevant fiscal year; and

•
accelerated vesting in full of all unvested stock options and RSUs, unless the acquirer assumes all such options and restricted equity. If such outstanding stock options and shares of restricted equity held by Mr. Pead are continued by us or assumed by our successor entity, then vesting will continue in its usual course.

Involuntary Termination Following Change in Control. In the event of an involuntary termination within twelve (12) months following a change in control, Mr. Pead would be entitled to:

•	the payment of cash severance equal to 18 months of total target cash compensation as of the date of termination, which will be paid over 18 months;

•
the continuation, for a period of 18 months, of benefits that are substantially equivalent to the benefits (medical, dental, vision and life insurance) that were in effect immediately prior to termination; and

•	accelerated vesting in full of all unvested stock options and RSUs.
In the event that any amounts provided for under the Pead ERMA or otherwise payable to Mr. Pead would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and be subject to the related excise tax, Mr. Pead would be entitled to receive either full payment of the benefits under the agreement or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greatest amount of after-tax benefits to Mr. Pead.
Mr. Bhatt's Executive Employment Agreement
In connection with his appointment as our President and Chief Executive Officer, Mr. Bhatt entered into an employment agreement, setting forth Mr. Bhatt's compensation and certain other terms. Pursuant to this employment agreement, in the event that Mr. Bhatt's employment was involuntarily terminated, he was eligible to receive:

•	the payment of cash severance equal to 12 months of total target cash compensation as of the date of termination, which would have been paid over 12 months;

•
the continuation, for a period of 12 months, of benefits that were substantially equivalent to the benefits (medical, dental, vision and life insurance) that were in effect immediately prior to termination; and

•	12 months of acceleration of unvested stock options and RSUs.
The definition of involuntary termination in Mr. Bhatt's employment agreement is substantially identical to the definition included in Mr. Pead's employment agreement as described above.
If the involuntary termination had occurred within 12 months of Mr. Bhatt's commencing employment, Mr. Bhatt would have been entitled to the severance and benefits described above for 24 months. In all cases, receipt of the severance and benefits was subject to the execution of a separation and release agreement. Separation payments upon any involuntary termination of Mr. Bhatt's employment within twelve months following a change in control would have been governed by the Employee Retention and Motivation Agreement described below and not by Mr. Bhatt's employment agreement.
Mr. Bhatt's employment agreement also includes non-competition and related covenants. The non-competition covenant would have been in effect for the duration of the period in which severance and other benefits are paid.
On November 2, 2012, Mr. Bhatt voluntarily resigned as our President and Chief Executive Officer and, in connection with his termination of employment, Mr. Bhatt's employment agreement terminated without the payment of severance or any other benefits.
Mr. Bhatt's Employee Retention and Motivation Agreement
We also entered into an Employee Retention and Motivation Agreement with Mr. Bhatt (“Bhatt ERMA”), which provided certain compensation and benefits if his employment was involuntarily terminated within 12 months of a change in control of our company. If an involuntary termination of Mr. Bhatt's employment had occurred under other circumstances, the severance terms of his employment agreement would have controlled and not the Bhatt ERMA. The terms of the Bhatt ERMA were substantially identical to the terms of the Pead ERMA described above.
Upon termination of Mr. Bhatt's employment on November 2, 2012, Mr. Bhatt's ERMA automatically terminated.
Mr. Reidy's Amended Severance Agreement
On August 1, 2011, we announced that Mr. Reidy would leave our company when his successor was named. In connection with the announcement of Mr. Reidy's departure, we and Mr. Reidy entered into an amendment to his existing Severance Agreement, dated as of October 13, 2009. This severance agreement provided Mr. Reidy with various payments and benefits upon a termination of Mr. Reidy's employment with the Company.
The amendment provided that Mr. Reidy's employment as Chief Executive Officer would terminate and that such termination of employment would entitle Mr. Reidy to the payments and benefits set forth in the severance agreement. However, at our request, Mr. Reidy agreed to remain as our Chief Executive Officer until the date Mr. Reidy's replacement commenced employment. Jay H. Bhatt, Mr. Reidy's replacement, commenced employment on December 5, 2011 and Mr. Reidy resigned as President and Chief Executive Officer on that date.
The amendment further provided that in consideration for Mr. Reidy's agreement to remain with us until his replacement commenced employment, upon termination of employment, we extended the period of time following the termination of Mr. Reidy's employment during which he may exercise vested stock options by twelve months so that he would have a total of fifteen months following termination of employment during which to exercise his vested stock options. In no event, however, would this extended exercise period go beyond the original expiration date of any stock option. This extended exercise period would not have applied if Mr. Reidy had voluntarily terminated his employment prior to February 29, 2012.
Mr. Reidy's severance agreement provided that upon the termination of Mr. Reidy's employment and the execution by Mr. Reidy of a standard release of claims, Mr. Reidy was entitled to receive twenty-four months of his total target compensation, which would be paid out monthly over a twenty-four month period. Mr. Reidy's benefits in effect as of the date of the termination (such as medical, dental, vision and life insurance) would also continue for twenty-four months. In addition, any unvested options and restricted equity held by Mr. Reidy as of the date of the termination that would have vested during the two-year period following such date if Mr. Reidy had remained employed, automatically vested.
The severance agreement also includes non-competition, non-disparagement and related covenants. The non-competition covenant will be in effect for two years following the termination of Mr. Reidy's employment.
    Mr. Reidy's Amended Executive Retention and Motivation Agreement
    On October 13, 2009, we and Mr. Reidy also entered into the Amended Executive Retention and Motivation Agreement (ERMA). Under the Amended ERMA, Mr. Reidy was entitled to various payments and benefits upon a change in control of our company and upon an involuntary termination of Mr. Reidy's employment by us within twelve months after the change in control. Upon termination of Mr. Reidy's employment on December 9, 2011, Mr. Reidy's Amended ERMA automatically terminated.
Executive Severance Agreements
In December 2011, we entered into Executive Severance Agreements with our executive officers, including Messrs. Wagner and Goodson. In October 2012, we expanded the recipients of these executive severance agreements to include other direct reports of Mr. Bhatt, including Ms. Cruz and Messrs. Zupsic and Aquilina. These executive severance agreements provide each executive officer with certain payments and benefits upon an involuntary termination of employment. These executive severance agreements contain essentially identical terms. The definition of involuntary termination in these executive severance agreements is substantially identical to the definition included in Mr. Pead's employment agreement.
Each executive severance agreement provides that upon an involuntary termination and the execution of a standard release of claims, such executive officer will be entitled to:

•	the payment of cash severance equal to twelve months of total target cash compensation as of the date of termination, which will be paid over twelve months;

•	the continuation, for a period of twelve months, of benefits that are substantially equivalent to the benefits (medical, dental and vision) that were in effect immediately prior to termination; and

•	twenty-four months of acceleration of unvested stock options and RSUs.
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
Each executive severance agreement will expire on September 1, 2013. Upon expiration of the executive severance agreements, the executive officers will thereafter be subject to the severance plan, if any, then applicable to members of our Executive Committee upon an involuntary termination.
The terms of the executive severance agreements generally reflect the severance and benefits payable to executive officers under the company-wide severance guidelines we previously adopted, except that the acceleration of vesting of stock options and restricted stock units is 12 months under those guidelines.
Mr. Wagner's Amended Executive Severance Agreement
On March 23, 2012, Mr. Wagner's employment terminated and, in connection with an amendment to his executive severance agreement we entered into with Mr. Wagner upon termination, the vesting of all stock options that would have otherwise vested during the thirteen months following the date of termination and the vesting of 30,999 RSUs were accelerated. The severance and other benefits provided to Mr. Wagner upon his termination of employment are as set forth in his executive severance agreement, as described above.
Other Employee Retention and Motivation Agreements
In addition to the agreement with Mr. Pead, we have entered into an ERMA with each of the other named executive officers. Each agreement is substantially identical to the Pead ERMA except that upon the involuntary termination of the executive officer within twelve months following a change of control, the executive officer will be entitled to receive a lump sum payment equal to fifteen months of his total target compensation and his benefits will continue for fifteen months.
Estimate of Severance and Change in Control Benefits
The following table indicates the estimated payments and benefits that Mr. Pead, Ms. Cruz and each of Messrs. Zupsic, Aquilina and Goodson would have received under their respective executive severance agreement and ERMA assuming that the change of control of our company and/or termination of his or her employment occurred at November 30, 2012. For purposes of the table below, the payments and benefits payable to Mr. Pead have been calculated assuming that Mr. Pead had entered into his employment agreement and ERMA as Chief Executive Officer as of November 30, 2012. Mr. Bhatt's employment terminated on November 2, 2012 and he was not paid any severance or other amounts under his employment agreement as a result of his termination of employment. Mr. Wagner's employment terminated on March 22, 2012 and he received the severance and other benefits provided under his amended executive employment agreement described above.
These amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officer, which would only be known at the time that he or she becomes entitled to such payment.

	Circumstances of Termination or Event
	Involuntary Termination (1)	Change of Control Only (2)	Involuntary Termination Within 12 Months Following Change of Control
Philip M. Pead
Cash Severance	$1,950,000	$—	$1,950,000
Pro Rata Bonus	650,000	650,000	—
Stock Options	—	—	—
Restricted Stock Units	201,804	—	201,804
Benefits (3)	19,698	—	19,698
Total	$2,821,502	$650,000	$2,171,502
Melissa H. Cruz (4)
Cash Severance	$625,000	$—	$781,250
Pro Rata Bonus	275,000	275,000	—
Stock Options	—	—	—
Restricted Stock Units	1,541,753	—	2,312,650
Benefits (3)	20,991	—	26,239
Total	$2,462,744	$275.000	$3,120,139
Andrew E. Zupsic
Cash Severance	$650,000	$—	$812,500
Pro Rata Bonus	300,000	300,000	—
Stock Options	—	—	—
Restricted Stock Units	1,340,673	—	1,675,847
Benefits (3)	20,872	—	26,090
Total	$2,311,545	$300,000	$2,514,437
Antonio J. Aquilina
Cash Severance	$472,500	$—	$590,625
Pro Rata Bonus	157,500	157,500	—
Stock Options	29,486	—	46,685
Restricted Stock Units	553,025	—	661,136
Benefits (3)	17,874	—	22,343
Total	$1,230,385	$157,500	$1,320,789
John P. Goodson
Cash Severance	$510,000	$—	$637,500
Pro Rata Bonus	190,000	190,000	—
Stock Options	56,748	—	56,748
Restricted Stock Units	440,067	—	494,545
Benefits (3)	20,991	—	26,239
Total	$1,217,806	$190,000	$1,215,032
______________

(1)
The amounts shown in the first column, with respect to stock options and RSUs, represent the value of certain unvested options and RSUs becoming fully vested and are calculated using the exercise price for each unvested stock option and the closing price of our common stock on November 30, 2012, which was $20.11.

(2)
In the event of a change of control, there is no accelerated vesting of options or RSUs provided that the acquirer assumes all existing, outstanding stock options and RSUs of the individual. These tables have been prepared under that assumption. However, if the acquirer does not assume all existing, outstanding stock options and RSUs of the individual, all unvested stock options and RSUs become fully vested and the value indicated in the third column would apply upon a change of control. The amounts shown in the third column are calculated using the exercise price for each unvested stock option and the closing price of our common stock on November 30, 2012, which was $20.11.

(3)	Represents the estimated value (based on the cost as of November 30, 2012) of continuing benefits (medical, dental and vision) for:

•	eighteen months in the case of an involuntary termination of Mr. Pead's employment other than in connection with a change in control;

•	twelve months in the case of an involuntary termination of employment of Ms. Cruz and Messrs. Zupsic, Aquilina and Goodson, other than in connection with a change in control; and

•	fifteen months, in the case of the third column.

(4)
In December 2012, Ms. Cruz announced that she was retiring as Chief Financial Officer effective February 1, 2013 and that her employment with our company would terminate on April 1, 2013. Ms. Cruz will not receive any severance or other benefits in connection with her termination of employment.

Director Compensation
We pay our directors a mix of cash and equity compensation. Employee directors receive no compensation for their service as directors.
For fiscal year 2012, our non-employee directors were paid an annual retainer of $275,000. This annual retainer was paid $75,000 in cash and $200,000 in equity (with the equity paid in the form of RSUs or stock options, at the election of the individual director). The non-executive Chairman of the Board was paid an additional cash retainer of $37,500. The number of option shares was determined by dividing the compensation amount by the grant date Black-Scholes value. The number of restricted stock units was determined by dividing the compensation amount by the grant date closing price of our common stock as reported by NASDAQ. Upon grant, the options and restricted stock units vested on December 1, 2012.
With respect to service on the committees of our Board of Directors, the following fees were paid:

•	Audit Committee - $25,000 for the Chairman and $20,000 for the other members;

•	Compensation Committee - $20,000 for the Chairman and $15,000 for the other members;

•	Nominating and Corporate Governance Committee - $12,500 for the Chairman and $10,000 for the other members.
The fiscal 2012 director compensation was paid to our non-employee directors in one installment on May 28, 2012.
    In April 2010, our Board of Directors adopted revised stock retention guidelines for non-employee directors. These guidelines provide for all non-employee directors to hold at least 7,500 shares of our common stock and/or deferred stock units. Directors have five years to attain this ownership threshold.
Each newly elected director receives an initial director appointment grant of $300,000 of option equivalent shares at the first April or October grant date following his or her election to our Board of Directors. This initial grant may be received in the form of options, deferred stock units or a combination of the two. The split between options and deferred stock units is determined by each director individually by written election made prior to the newly elected director's appointment to our Board of Directors. The election will be expressed as a percentage of the initial director appointment grant (e.g., 50% in options and 50% in deferred stock units) and may consist of all options, all deferred stock units or any combination thereof. Options and deferred stock units awarded to new directors vest over a 48-month period, beginning on the first day of the month following the month the director joins our Board of Directors, with full acceleration of vesting upon a change in control.

Director Compensation Table – Fiscal Year 2012
The following table sets forth a summary of the compensation earned by or paid to our non-employee directors in fiscal year 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)(2) ($)	Option Awards (3)(4) ($)	Total ($)
Barry N. Bycoff	$75,000	$199,998	$—	$274,998
John R. Egan	110,000	100,009	99,971	309,980
Ram Gupta	87,500	199,998	—	287,498
Charles F. Kane	100,000	199,998	—	299,998
David A. Krall	95,000	199,998	—	294,998
Michael L. Mark	142,500	—	199,947	342,447
Philip M. Pead (5)	100,000	199,998	—	299,998
______________

(1)	Represents RSUs issued to the named directors electing to receive RSUs in the following amounts:

Name	Total RSUs Granted in FY2012
Mr. Bycoff	10,035
Mr. Egan	5,018
Mr. Gupta	10,035
Mr. Kane	10,035
Mr. Krall	10,035
Mr. Mark	—
Mr. Pead	10,035

The RSUs to the named directors in the table above vested on December 1, 2012.

(2)
Represents the grant date fair value of RSUs granted on May 28, 2012. The grant date fair value is equal to the number of restricted stock units granted multiplied by the closing price on the date of grant. Because the NASDAQ Global Select Market was closed for trading on May 28, 2012, we utilized the closing price on May 29, 2012 of $19.93 for purposes of determining the grant date fair value of the RSUs issued on that date.

(3)
Mr. Mark elected to receive the equity compensation portion of his annual retainer in the form of stock options. As a result, Mr. Mark was granted an option to purchase 36,969 shares of our common stock with an exercise price of $19.93 on May 28, 2012, which became fully exercisable on December 1, 2012. The aggregate grant date fair value of these options was approximately $200,000.

Mr. Egan elected to receive 50% of the equity compensation portion of his annual retainer in the form of stock options. As a result, Mr. Egan was granted an option to purchase 18,484 shares of our common stock with an exercise price of $19.93 on May 28, 2012, which became fully exercisable on December 1, 2012. The aggregate grant date fair value of these options was approximately $100,000. Mr. Egan also elected to receive 50% of the equity compensation portion of his annual retainer in the form of RSUs. As a result, Mr. Egan was granted 5,018 RSUs, which vested on December 1, 2012. The grant date fair value of these RSUs was approximately $100,000.

Each non-employee director had the following unexercised stock options outstanding at November 30, 2012:

Name	Unexercised Stock Options Outstanding at November 30, 2012
Mr. Bycoff	72,378
Mr. Egan	50,130
Mr. Gupta	8,125
Mr. Kane	56,705
Mr. Krall	51,503
Mr. Mark	235,738

(4)
Represents grant date fair value of options granted on May 28, 2012. The grant date fair value of our options is equal to the number of shares subject to the option by the fair value of our options on the date of grant determined by using the Black-Scholes option valuation model. The Black-Scholes value of our options on May 28, 2012 was $5.41. The methodology and assumptions used to calculate the Black-Scholes value of our options are described in Note 12 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.

(5)
In October 2012, Mr. Pead became Executive Chairman and in November 2012, Mr. Pead added the title of Interim Chief Executive Officer. Prior to the date he became Interim Chief Executive Officer, Mr. Pead received a base salary in the amount of $10,000 per month in cash. From and after the date he became Interim Chief Executive Officer, Mr. Pead's base salary was increased to $25,000 per month. In addition, Mr. Pead was issued 1,480 RSUs in January, 2013, having a value equal to $35,000. None of the compensation paid to Mr. Pead in connection with his service as Executive Chairman or Interim Chief Executive Officer is reflected in the Director Compensation Table above.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership as of February 28, 2013:

•	by each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	by each director of our company;

•	by each of the named executive officers; and

•	by all directors and executive officers of our company as a group.

As of February 28, 2013, there were 56,488,000 shares of our common stock issued and outstanding.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number	Percent
BlackRock, Inc. (2) 40 East 52nd Street New York, NY 10022	5,278,642	9.3%
T. Rowe Price Associates, Inc. (3) 100 East Pratt Street Baltimore, MD 21202	4,720,130	8.4%
Praesidium Investment Management Company, LLC (4) 747 Third Avenue, 35th floor New York, NY 10017	4,559,902	8.1%
The Vanguard Group, Inc. (5) 1000 Vanguard Blvd. Malvern, PA 19355	3,726,524	6.6%
Artisan Partners Holdings LP (6) 875 East Wisconsin Avenue, Suite 800 Milwaukee, WI 53202	2,982,723	5.3%
Antonio J. Aquilina (7)	22,456	*
Jay H. Bhatt (8)	63,546	*
Barry N. Bycoff (9)	130,953	*
Melissa H. Cruz (10)	19,166	*
John R. Egan (11)	47,768	*
John P. Goodson (12)	176,809	*
Ram Gupta (13)	22,790	*
Charles F. Kane (14)	107,288	*
David A. Krall (15)	88,150	*
Michael L. Mark (16)	377,113	*
Philip M. Pead (17)	67,576	*
Richard D. Reidy (18)	156,979	*
Charles F. Wagner, Jr. (19)	33,680	*
Andrew E. Zupsic (20)	35,172	*
All executive officers and directors as a group (14 persons) (21)	1,349,446	2.4%
______________
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

(2)	Derived from Schedule 13G/A filed on February 1, 2013. The Schedule 13G/A reported that BlackRock, Inc. had sole voting power and sole dispositive power with respect to all shares reported.

(3)
Derived from Schedule 13G/A filed on February 6, 2013. The Schedule 13G/A reported that T. Rowe Price held sole voting power over 1,122,780  shares and sole dispositive power over 4,720,130 shares. According to the Schedule 13G/A, these shares are owned by various individual and institutional investors which T. Rowe Price serves as investment adviser with power to direct investments and/or sole power to vote the shares.

(4)
Derived from Schedule 13D/A filed on January 31, 2013. The Schedule 13D/A reported that Praesidium, in its capacity as investment manager to certain managed accounts and investment fund vehicles on behalf of investment advisory clients, has sole power to vote 4,328,572 shares and sole power to dispose of 4,559,902 shares. Kevin Oram and Peter Uddo, as managing members of Praesidium, may be deemed to control Praesidium.

(5)
Derived from Schedule 13G filed on February 11, 2013. The Schedule 13G reported that The Vanguard Group held sole voting power over 98,003 shares, sole dispositive power over 3,631,071 shares and shared dispositive power over 95,453 shares.

(6)	Derived from Schedule 13G filed on February 6, 2013. The Schedule 13G reported the following:

•
Artisan Partners Limited Partnership (“Artisan Partners”), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 2,982,723 shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940.

•	Artisan Investments GP LLC, the sole general partner of Artisan Partners, is deemed to be the beneficial owner of 2,982,723 shares.

•	Artisan Partners Holdings LP (“Artisan Holdings”), the sole limited partner of Artisan Partners, is deemed to be the beneficial owner of 2,982,723 shares.

•	Artisan Investment Corporation (“Artisan Corp.”), the sole general partner of Artisan Holdings, is deemed to be the beneficial owner of 2,982,723 shares.

•	ZFIC, Inc. (“ZFIC”), the sole stockholder of Artisan Corp., is deemed to be the beneficial owner of 2,982,723 shares.

•	Andrew A. Ziegler and Carlene M. Ziegler, the principal stockholders of ZFIC, are deemed to be the beneficial owners of 2,982,723 shares.
The Schedule 13G reported shared voting power over 2,821,823 shares and shared dispositive power over 2,982,723 shares.

(7)
Includes 8,571 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2013 and 9,019 shares issuable upon vesting of RSUs that will vest within 60 days of February 28, 2013.

(8)	On November 2, 2012, Mr. Bhatt's employment with our company terminated. Included in Mr. Bhatt's total beneficial ownership are 63,546 shares owned as of October 31, 2012.

(9)	Includes 72,378 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2013 and 16,421 fully vested deferred stock units.

(10)	Includes 19,166 shares issuable upon vesting of RSUs that will vest within 60 days of February 28, 2013.

(11)	Includes 34,308 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2013 and 2,706 fully vested deferred stock units.

(12)
Includes 146,874 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2013 and 9,903 shares issuable upon vesting of RSUs that will vest within 60 days of February 28, 2013.

(13)	Includes 8,125 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2013 and 4,630 fully vested deferred stock units.

(14)	Includes 56,705 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2013 and 19,483 fully vested deferred stock units.

(15)	Includes 51,503 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2013 and 5,547 fully vested deferred stock units.

(16)	Includes 235,738 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2013 and 7,110 fully vested deferred stock units.

(17)	Includes 15,069 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2013 and 6,022 fully vested deferred stock units.

(18)
On December 9, 2011, Mr. Reidy's employment with our company terminated. Included in Mr. Reidy's total beneficial ownership are 104,480 shares issuable upon the exercise of outstanding and vested options as of February 28, 2013.

(19)	On March 23, 2012, Mr. Wagner's employment with our company terminated. Included in Mr. Wagner's total beneficial ownership are 33,680 shares owned as of the date of his termination.

(20)	Includes 22,915 shares issuable upon vesting of RSUs that will vest within 60 days of February 28, 2013.

(21)
Includes 733,751shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2013, 61,003 shares issuable upon vesting of RSUs that will vest within 60 days of February 28, 2013 and 61,919 fully vested deferred stock units.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2012 is as follows (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by shareholders (1)	3,908	(2)	19.57	5,811	(3)
Equity compensation plans not approved by shareholders (4)	1,296		21.26	1,088
Total	5,204		19.99	6,899
______________

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

We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of NASDAQ. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer would be eligible to receive an award under the 2004 Plan only as an inducement to join us. Awards under the 2002 Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 11,250,000 shares are issuable under the two plans, of which, 1,088,000 shares were available for future issuance as of November 30, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Review, Approval or Ratification of Transactions with Related Persons
     Pursuant to the Audit Committee Charter, which can be found at www.progress.com under the Corporate Governance page located on the “About Progress/Who We Are” page, the Audit Committee is responsible for the review and approval of related person transactions. A related person is a director, executive officer, nominee for director or certain shareholders of our company since the beginning of the last fiscal year and their respective immediate family members. A related person transaction is a transaction involving: (1) our company and any related person when the amount involved exceeds $120,000, and (2) the related person has a material direct or indirect interest.
     We identify transactions for review and approval through our Code of Conduct which can be found at www.progress.com. under the Corporate Governance page located on the “About Progress/Who We Are” page. The Code of Conduct requires our employees to disclose any potential or actual conflicts of interest to his or her manager, our human resources department or our Chief Compliance Officer. This disclosure also applies to potential conflicts involving immediate family members of employees. Each year we require our directors and executive officers to complete a questionnaire intended to identify any transactions or potential transactions that must be reported according to SEC rules and regulations. This questionnaire also requires our directors and executive officers to promptly notify us of any changes during the course of the year.

Transactions with Related Persons
We did not engage in any transactions or series of similar transactions in which the amount involved exceeded $120,000 and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had a direct or indirect material interest.
Independence of Members of our Board of Directors
Our Board of Directors has determined that all of our current directors except Mr. Bycoff (who was our Executive Chairman until April 2011) and Mr. Pead (our current President and Chief Executive Officer) are independent within the meaning of the director independence standards of NASDAQ and the applicable rules of the SEC. In making this determination, our Board solicited information from each of the directors regarding whether that director, or any member of his immediate family, had a direct or indirect material interest in any transactions involving our company, was involved in a debt relationship with our company or received personal benefits outside the scope of the director's normal compensation. Our Board of Directors considered the responses of the directors, and independently considered the commercial agreements, acquisitions and other material transactions entered into by us during fiscal year 2012, and determined that none of our non-employee directors had a material interest in those transactions.

Item 14. Principal Accounting Fees and Services
Selection of Independent Registered Public Accounting Firm
The Audit Committee has selected the firm of Deloitte & Touche LLP, independent registered public accounting firm, to serve as our independent registered public accounting firm for the fiscal year ending November 30, 2013.
Independent Registered Public Accounting Firm Fees
Aggregate fees billed to us for services performed for the fiscal years ended November 30, 2012 and November 30, 2011 by our independent registered public accounting firm, Deloitte & Touche LLP, were as follows:

	Fiscal Year 2012	Fiscal Year 2011
Audit Fees (1)	$3,528,863	$2,420,353
Tax Fees (2)	1,275,364	1,116,243
Audit-Related Fees	—	—
All Other Fees	—	—
______________

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of April, 2013.

PROGRESS SOFTWARE CORPORATION

By:	/s/ PHILP M. PEAD
Philip M. Pead
President and Chief Executive Officer