Form 10-Q
period 2013-02-28
PROGRESS SOFTWARE CORP /MA
filed 2013-04-09
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013

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
Yes  ☐ No  ☒
As of March 28, 2013, there were 55,463,000 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	February 28, 2013	November 30, 2012
Assets
Current assets:
Cash and cash equivalents	$279,217	$301,792
Short-term investments	42,158	53,425
Total cash, cash equivalents and short-term investments	321,375	355,217
Accounts receivable (less allowances of $3,048 in 2013 and $3,024 in 2012)	64,026	70,793
Other current assets	26,788	16,478
Deferred tax assets	20,652	16,301
Assets held for sale	—	68,029
Total current assets	432,841	526,818
Property and equipment, net	61,528	63,071
Intangible assets, net	4,574	5,119
Goodwill	226,104	226,110
Deferred tax assets	23,566	26,565
Investments in auction rate securities	26,442	26,321
Other assets	5,319	10,973
Total assets	$780,374	$884,977
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	8,879	10,477
Accrued compensation and related taxes	20,193	39,105
Income taxes payable	1,067	21,486
Other accrued liabilities	35,433	39,876
Short-term deferred revenue	115,564	103,925
Liabilities held for sale	—	25,285
Total current liabilities	181,136	240,154
Long-term deferred revenue	1,284	2,817
Deferred tax liabilities	535	1,032
Other noncurrent liabilities	1,603	2,575
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 56,488,339 shares in 2013 and 59,594,961 shares in 2012	264,810	300,333
Retained earnings, including accumulated other comprehensive loss of $11,127 in 2013 and $10,764 in 2012	331,006	338,066
Total shareholders’ equity	595,816	638,399
Total liabilities and shareholders’ equity	$780,374	$884,977
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income

	Three Months Ended
(In thousands, except per share data)	February 28, 2013	February 29, 2012
Revenue:
Software licenses	$32,666	$31,889
Maintenance and services	56,603	55,324
Total revenue	89,269	87,213
Costs of revenue:
Cost of software licenses	2,239	1,498
Cost of maintenance and services	8,857	8,760
Amortization of acquired intangibles	286	392
Total costs of revenue	11,382	10,650
Gross profit	77,887	76,563
Operating expenses:
Sales and marketing	31,535	29,205
Product development	15,786	12,264
General and administrative	14,682	15,415
Amortization of acquired intangibles	209	242
Restructuring expenses	960	—
Acquisition-related expenses	—	215
Total operating expenses	63,172	57,341
Income from operations	14,715	19,222
Other (expense) income:
Interest income and other	531	592
Foreign currency loss, net	(1,079)	(322)
Total other (expense) income, net	(548)	270
Income from continuing operations before income taxes	14,167	19,492
Provision for income taxes	5,044	7,542
Income from continuing operations	9,123	11,950
Income (loss) from discontinued operations, net	21,995	(4,461)
Net income	$31,118	$7,489
Earnings per share:
Basic:
Continuing operations	$0.16	$0.19
Discontinued operations	0.38	(0.07)
Net income per share	$0.54	$0.12
Diluted:
Continuing operations	$0.16	$0.19
Discontinued operations	0.37	(0.07)
Net income per share	$0.53	$0.12
Weighted average shares outstanding:
Basic	57,901	62,145
Diluted	58,752	63,130
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012
Net income	$31,118	$7,489
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(445)	3,033
Unrealized gains on investments, net of tax provision of $48 in 2013 and tax benefit of $277 in 2012	82	423
Total other comprehensive (loss) income, net of tax	(363)	3,456
Comprehensive income	$30,755	$10,945

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net income	$31,118	$7,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,418	2,336
Amortization of acquired intangibles and other	983	6,226
Stock-based compensation	4,906	7,091
Gain on sale of dispositions	(35,106)	—
Asset impairment	111	—
Deferred income taxes	(1,899)	589
Tax benefit from stock plans	(481)	275
Excess tax benefit from stock plans	(508)	(705)
Allowances for accounts receivable	(150)	200
Changes in operating assets and liabilities:
Accounts receivable	12,622	9,307
Other assets	(4,833)	103
Accounts payable and accrued liabilities	(22,867)	(3,195)
Income taxes payable and uncertain tax positions	(21,627)	(4,382)
Deferred revenue	10,254	13,195
Net cash flows from operating activities	(25,059)	38,529
Cash flows from investing activities:
Purchases of investments	—	(6,623)
Sales and maturities of investments	10,860	27,195
Redemptions and sales of auction rate securities	25	225
Purchases of property and equipment	(898)	(3,942)
Proceeds from divestitures, net	73,381	—
Increase in other noncurrent assets	(53)	(350)
Net cash flows from investing activities	83,315	16,505
Cash flows from financing activities:
Proceeds from stock-based compensation plans	29,233	13,973
Purchases of common stock related to withholding taxes from the issuance of restricted stock units	(431)	(884)
Repurchases of common stock	(109,302)	—
Excess tax benefit from stock plans	508	705
Payment of long-term debt	—	(183)
Net cash flows from financing activities	(79,992)	13,611
Effect of exchange rate changes on cash	(839)	1,955
Net (decrease) increase in cash and cash equivalents	(22,575)	70,600
Cash and cash equivalents, beginning of period	301,792	161,095
Cash and cash equivalents, end of period	$279,217	$231,695

Condensed Consolidated Statements of Cash Flows, continued

	Three Months Ended
	February 28, 2013	February 29, 2012
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $126 in 2013 and $127 in 2012	$47,290	$7,717
Non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$2,576	$2,234
Unsettled repurchases of common stock	$4,041	$—
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

During the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013, we completed the divestitures of the ten product lines which were not considered core product lines of our business: Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic. The divestitures were part of the new strategic plan (the "Plan") we announced during fiscal year 2012. After the announcement of the Plan, we began reporting our results in two reportable segments: Core and non-Core. Since the non-Core segment ceased to exist during the first quarter of fiscal year 2013, after the closing of all divestitures, we now operate as one reportable segment. In addition, the revenues and direct expenses of the product lines divested are included in discontinued operations in our condensed consolidated statements of income, including prior period amounts which have been revised to reflect the presentation.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal year 2013. We adopted ASU 2011-08 during the first quarter of fiscal year 2013 for our annual impairment test, which occurs in the first quarter of our fiscal year. The adoption did not have any impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. We adopted ASU 2011-05 in our first quarter of fiscal year 2013, and applied it retrospectively. We elected to report comprehensive income as a separate, but consecutive statement to net income. The adoption of ASU 2011-05 did not have any impact on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulative Other Comprehensive Income (ASU 2013-02), which replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety. ASU 2013-02 is effective for us in our second quarter of fiscal year 2013 and should be applied prospectively. The adoption of ASU 2013-02 is not anticipated to have any impact on our financial position, results of operations or cash flows.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at February 28, 2013 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$186,961	$—	$—	$186,961
Money market funds	92,256	—	—	92,256
State and municipal bond obligations	41,919	239	—	42,158
Auction rate securities – municipal bonds	27,150	—	(3,635)	23,515
Auction rate securities – student loans	3,500	—	(573)	2,927
Total	$351,786	$239	$(4,208)	$347,817

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2012 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$176,201	$—	$—	$176,201
Money market funds	125,591	—	—	125,591
State and municipal bond obligations	50,565	255	(2)	50,818
Auction rate securities – municipal bonds	27,175	—	(3,755)	23,420
Auction rate securities – student loans	3,500	—	(599)	2,901
Corporate bonds	2,608	—	(1)	2,607
Total	$385,640	$255	$(4,357)	$381,538

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	February 28, 2013			November 30, 2012
	Cash and Equivalents	Short-Term Investments	Long-Term Investments	Cash and Equivalents	Short-Term Investments	Long-Term Investments
Cash	$186,961	$—	$—	$176,201	$—	$—
Money market funds	92,256	—	—	125,591	—	—
State and municipal bond obligations	—	42,158	—	—	50,818	—
Auction rate securities – municipal bonds	—	—	23,515	—	—	23,420
Auction rate securities – student loans	—	—	2,927	—	—	2,901
Corporate bonds	—	—	—	—	2,607	—
Total	$279,217	$42,158	$26,442	$301,792	$53,425	$26,321

For each of the auction rate securities (ARS), we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $26.4 million and $26.3 million at February 28, 2013 and November 30, 2012, respectively. The temporary impairment recorded in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $4.2 million and $4.4 million at February 28, 2013 and November 30, 2012, respectively.

We will not be able to access the funds associated with our ARS investments until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the condensed consolidated balance sheets at February 28, 2013 and November 30, 2012.

Based on our cash, cash equivalents and short-term investments balance of $321.4 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment of these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.

The fair value of debt securities by contractual maturity is as follows (in thousands):

	February 28, 2013	November 30, 2012
Due in one year or less (1)	$48,266	$55,001
Due after one year	20,334	24,745
Total	$68,600	$79,746

(1)
Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 11 to 30 years.

Investments with continuous unrealized losses and their related fair values are as follows at February 28, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities – municipal bonds	$—	$—	$23,515	$(3,635)	$23,515	$(3,635)
Auction rate securities – student loans	—	—	2,927	(573)	2,927	(573)
Total	$—	$—	$26,442	$(4,208)	$26,442	$(4,208)

Investments with continuous unrealized losses and their related fair values are as follows at November 30, 2012 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bond obligations	$5,818	$(1)	$472	$(1)	$6,290	$(2)
Auction rate securities – municipal bonds	—	—	23,420	(3,755)	23,420	(3,755)
Auction rate securities – student loans	—	—	2,901	(599)	2,901	(599)
Corporate bonds	2,607	(1)	—	—	2,607	(1)
Total	$8,425	$(2)	$26,793	$(4,355)	$35,218	$(4,357)

The unrealized losses associated with state and municipal bond obligations and corporate bonds are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of February 28, 2013.

Note 3: Derivative Instruments

We use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the condensed consolidated balance sheets at the end of each reporting period and expire within 90 days. In the three months ended February 28, 2013 and February 29, 2012, realized and unrealized losses of $1.1 million and $2.2 million, respectively, from our forward contracts were recognized in other income (expense) in the condensed consolidated statements of income. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	February 28, 2013		November 30, 2012
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$8,255	$(8)	$6,453	$4
Forward contracts to purchase U.S. dollars	20,104	42	31,465	(190)
Total	$28,359	$34	$37,918	$(186)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets at February 28, 2013 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$92,256	$92,256	$—	$—
State and municipal bond obligations	42,158	—	42,158	—
Auction rate securities – municipal bonds	23,515	—	—	23,515
Auction rate securities – student loans	2,927	—	—	2,927
Foreign exchange derivatives	34	—	34	—

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$125,591	$125,591	$—	$—
State and municipal bond obligations	50,818	—	50,818	—
Auction rate securities – municipal bonds	23,420	—	—	23,420
Auction rate securities – student loans	2,901	—	—	2,901
Corporate bonds	2,607	—	2,607	—
Foreign exchange derivatives	(186)	—	(186)	—

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

The valuation technique used to measure fair value for our Level 3 assets, which consists of our ARS, is primarily an income approach, where the expected weighted average future cash flows are discounted back to present value for each asset. The significant unobservable inputs used in the fair value measurement of our ARS are the probability of earning the maximum rate until maturity, the probability of principal return prior to maturity, the probability of default, the liquidity risk premium and the recovery rate in default. Generally, interrelationships are such that a change in the assumptions used for the probability of principal return prior to maturity is accompanied by a directionally opposite change in one or more the following assumptions: the probability of earning the maximum rate until maturity, the probability of default and the liquidity risk premium. The recovery rate in default is somewhat independent and based upon the ARS' specific underlying assets and published recovery rate studies.

One issuer of our ARS is currently in default, but the underlying bond insurer is making interest payments on the issuers' behalf. In this situation, we used a market approach, where the significant unobservable inputs are the market credit default swap spread and the credit rating of the insurer.

The following table provides additional quantitative information about the unobservable inputs used in our Level 3 valuations as of February 28, 2013:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Probability of earning the maximum rate until maturity	0.3% - 8.7% (1.5%)
		Probability of principal return prior to maturity	79.9% - 95.5% (88.8%)
		Probability of default	3.9% - 12.7% (9.6%)
		Liquidity risk premium	4.0%
		Recovery rate in default	50.0% - 70.0% (56.5%)
	Market valuation	Market credit default swap spread of insurer	3.5%
		Credit rating of insurer	AA-

Significant increases or decreases in the underlying assumptions used to value the ARS could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheets.

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for each period presented (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Balance, beginning of period	$26,321	$33,539
Redemptions and repurchases	(25)	(225)
Unrealized gains included in accumulated other comprehensive loss	146	29
Balance, end of period	$26,442	$33,343

Nonrecurring Fair Value Measurements

The following table details our nonrecurring fair value measurements at November 30, 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3	Total Losses
Disposal group	$16,487	$—	$16,487	$—	$8,601

The disposal group included the assets and liabilities held for sale of the Artix, Orbacus and Orbix product lines, which had a fair value of $16.5 million as of November 30, 2012. The carrying value at November 30, 2012, of $25.1 million, was written down to fair value, less costs to sell, resulting in a loss of $8.6 million. The loss was recorded in income (loss) from discontinued operations in fiscal year 2012. The assets and liabilities held for sale were divested in the first quarter of fiscal year 2013 (Note 6).

We evaluate all of our assets held for sale using undiscounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine their fair values. However, a market approach was more heavily used to value the assets held for sale related to the divestitures of our non-core product lines. As bid and transaction values became apparent as we moved through the marketing and divestiture process, the fair values of the assets held for sale was established. The impairment loss recorded for the Artix, Orbacus and Orbix product lines was primarily based on our expectations of a sale price as compared to our estimation of the net assets to be sold at closing.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	February 28, 2013			November 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$42,231	$(40,108)	$2,123	$42,520	$(40,066)	$2,454
Customer-related and other	26,114	(23,663)	2,451	26,477	(23,812)	2,665
Total	$68,345	$(63,771)	$4,574	$68,997	$(63,878)	$5,119

In the first quarter of fiscal year 2013 and 2012, amortization expense related to intangible assets was $0.5 million and $0.6 million, respectively.

Future amortization expense for intangible assets as of February 28, 2013, is as follows (in thousands):

Remainder of 2013	$1,478
2014	1,245
2015	849
2016	345
2017	345
Thereafter	312
Total	$4,574

Goodwill

Changes in the carrying amount of goodwill during the first quarter of fiscal year 2013 are due to foreign currency translations. The goodwill divested in the first quarter of fiscal year 2013 (Note 6) was included in assets held for sale on the condensed consolidated balance sheet at November 30, 2012.

During the first quarter of fiscal year 2013, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2012. Through the date and time our condensed consolidated financial statements were issued, no trigger events have occurred that would indicate a potential impairment of goodwill exists.

Note 6: Divestitures

Under the Plan, we announced we would divest all product lines which are not considered core product lines of our business: Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic. The FuseSource and Shadow product lines were divested in fiscal year 2012. The remaining product lines were divested in the first quarter of fiscal year 2013.

Revenues and direct expenses of the divested product lines have been reclassified as discontinued operations for all periods presented. The fiscal year 2012 results include revenues and direct expenses of all divested product lines, since we earned revenues and incurred direct expenses for all or part of fiscal year 2012 for each of the divested product lines. The fiscal year 2013 results include the revenues and direct expenses of the divested product lines which had not occurred prior to the start of fiscal year 2013.

The components included in discontinued operations on the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Revenue	$5,639	$37,213
Income (loss) before income taxes	2,763	(7,328)
Income tax provision (benefit)	525	(2,867)
Gain on sale, net of tax	19,757	—
Income (loss) from discontinued operations, net	$21,995	$(4,461)

Artix, Orbacus and Orbix

In the first quarter of fiscal year 2013, we entered into a definitive purchase and sale agreement to divest our Artix, Orbacus and Orbix product lines to a subsidiary of Micro Focus International plc (Micro Focus). The divestiture of these product lines was part of the Plan. The sale closed in February 2013 for total consideration of $15.0 million.

The gain on sale of the Artix, Orbacus and Orbix product lines is calculated as follows (in thousands):

Purchase price	$15,000
Less: transaction costs	826
Less: indemnification obligation	1,000
Less: net assets
Accounts receivables	2,300
Goodwill and intangible assets	24,325
Other assets	20
Impairment reserve	(8,601)
Deferred revenue	(5,893)
Gain on sale	1,023
Tax provision	—
Gain on sale, net of tax	$1,023

In February 2013, upon the closing of the sale of Artix, Orbacus and Orbix, we amended the definitive purchase and sale agreement with Micro Focus to provide an additional indemnification obligation with respect to a specified vendor. The fair value of the indemnification obligation on the date the sale closed and the carrying value at February 28, 2013 is $1.0 million, and is included in other accrued liabilities in the condensed consolidated balance sheet. Our maximum indemnification obligation with respect to this matter is $11.3 million. The term of the indemnification is indefinite; however, we expect the matter to be substantially resolved within the next twelve months.

In the fourth quarter of fiscal year 2012, we recorded an $8.6 million impairment loss on the Artix, Orbacus and Orbix assets held for sale based on our expectations of a sales price as compared to our estimation of the net assets to be sold at closing. The impairment loss was recorded as a reserve against the assets held for sale as of November 30, 2012. The gain recorded in the first quarter of fiscal year 2013 was the result of differences in our estimation of net assets to be sold at closing versus the actual value of the net assets sold at closing.

Actional, DataXtend, ObjectStore, Savvion and Sonic

In the fourth quarter of fiscal year 2012, we entered into a definitive purchase and sale agreement to divest our Actional, DataXtend, Savvion and Sonic product lines to the investment arm of Trilogy Enterprises. In December 2012, the agreement was amended to include the sale of our ObjectStore product line. The divestiture of these product lines was part of the Plan. The sale closed in December 2012 for total consideration of $60.5 million.

The gain on sale of the Actional, DataXtend, ObjectStore, Savvion and Sonic product lines is calculated as follows (in thousands):

Purchase price	$60,500
Less: transaction costs	1,211
Less: net assets
Accounts receivables	12,004
Goodwill and intangible assets	31,693
Other assets	976
Deferred revenue	(19,168)
Other liabilities	(299)
Gain on sale	34,083
Tax provision	15,349
Gain on sale, net of tax	$18,734

Note 7: Line of Credit

Our credit facility provides for a revolving line of credit in the amount of $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $20.0 million. The credit facility also permits us to increase the revolving line of credit by up to an additional $75.0 million subject to receiving further commitments from lenders and certain other conditions. As of February 28, 2013, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

Note 8: Common Stock Repurchases

We repurchased and retired 4,783,000 shares of our common stock for $106.3 million in the first quarter of fiscal year 2013. The shares were repurchased as part of our Board of Directors authorized return of capital to shareholders in the form of share repurchases through fiscal year 2013 of $350.0 million. No shares were repurchased in the first quarter of fiscal year 2012.

Note 9: Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock or the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally 4 or 5 years for options and 3 years for restricted stock units and restricted stock awards.

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of income (in thousands):

	Three Months Ended
	February 28, 2013	February 29, 2012
Cost of software licenses	$—	$3
Cost of maintenance and services	230	279
Sales and marketing	1,261	1,522
Product development	1,637	1,013
General and administrative	1,778	2,424
Stock-based compensation from continuing operations	4,906	5,241
Income (loss) from discontinued operations	—	1,850
Total stock-based compensation	$4,906	$7,091

During the first quarter of fiscal year 2012, the employment of one of our executives terminated. As part of a pre-existing separation agreement, the executive was entitled to accelerated vesting of certain stock-based awards. Due to the separation and accelerated vesting, we recognized additional stock-based compensation of $0.6 million in the first quarter of fiscal year 2012.

Note 10: Restructuring Charges

2012 Restructuring

In the second quarter of fiscal year 2012, our management approved, committed to and initiated certain operational restructuring initiatives to reduce annual costs, including the simplification of our organizational structure and the consolidation of facilities. In addition, as part of the Plan, we have divested the product lines not considered core to our business. Our restructuring actions include both our cost reduction efforts and qualifying costs associated with our divestitures.

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

As part of the 2012 restructuring, we incurred expenses in the first quarter of fiscal year 2013 totaling $1.4 million, of which $1.0 million represents excess facilities and other costs and $0.4 million represents employee severances and related benefits. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income, with the exception of $0.4 million included in income (loss) from discontinued operations. Cumulative expenses of the 2012 restructuring through the first quarter of fiscal year 2013 are $20.4 million, of which $3.6 million represents excess facilities and other costs and $16.8 million represents employee severances and related benefits.

We expect to incur additional costs through the remainder of fiscal year 2013. The total cost of the 2012 restructuring is expected to be approximately $5.1 million for excess facilities and other costs and approximately $19.7 million for employee severance and related benefits. The estimated costs not yet recorded in the condensed consolidated statement of income relate to excess facilities costs, net of sublease assumptions, and employee severance-related costs as we transition away from our divested product lines (Note 6).

A summary of activity for the 2012 restructuring action during the three months ended February 28, 2013, is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2012	$603	$6,429	$7,032
Costs incurred	962	413	1,375
Cash disbursements	(290)	(5,474)	(5,764)
Asset impairment	(111)	—	(111)
Translation adjustments and other	(3)	23	20
Balance, February 28, 2013	$1,161	$1,391	$2,552

Cash disbursements under the 2012 restructuring are expected to be made through fiscal year 2016. The short-term portion of the restructuring reserve of $2.3 million is included in other accrued liabilities and the long-term portion of $0.3 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at February 28, 2013.

2010 Restructuring

During the first and third quarters of fiscal year 2010, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of certain management and organizational changes and acquisitions. We reduced our global workforce primarily within the development, sales and administrative organizations. This workforce reduction was conducted across all geographies and also resulted in a consolidation of offices in certain locations. The total costs of the 2010 restructurings primarily relate to employee severance and excess facilities expenses. The excess facilities and other costs represent facilities costs for unused space and termination costs for automobile leases of employees included in the workforce reduction.

As part of the 2010 restructuring activities, we recorded cumulative expenses totaling $43.3 million, of which $8.0 million represents excess facilities and other costs and $35.3 million represents employee severances and related benefits. There were no charges to restructuring expense in the first quarter of fiscal year 2013 related to the 2010 activities and we do not expect to incur additional expenses related to these activities.

As of February 28, 2013 and November 30, 2012, we had a remaining reserve related to severance payments of $0.2 million and $0.3 million, respectively, which is included in other accrued liabilities on the condensed consolidated balance sheets. The decrease in the reserve relates to cash disbursements and we expect to pay the remaining benefits over a period of time ending in June 2013.

Note 11: Income Taxes

Our income tax provision for the first quarter of fiscal year 2013 and 2012 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The research and development credit was retroactively reinstated in January 2013. As a result, in the first quarter of fiscal year 2013 we recorded a tax benefit of $0.4 million related to qualifying research and development activities for the period from January 2012 to November 2012.

The Internal Revenue Service is currently finalizing the examination of our U.S. Federal income tax returns for fiscal years 2009 and 2010. As a result, we have effectively settled certain unrecognized tax benefits which had been reserved in previous periods, reducing our unrecognized tax benefits liability by $1.2 million.

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

Note 12: Earnings Per Share

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

	Three Months Ended
	February 28, 2013	February 29, 2012
Income from continuing operations	$9,123	$11,950
Weighted average shares outstanding	57,901	62,145
Dilutive impact from common stock equivalents	851	985
Diluted weighted average shares outstanding	58,752	63,130
Basic earnings per share from continuing operations	$0.16	$0.19
Diluted earnings per share from continuing operations	$0.16	$0.19

We excluded stock awards representing approximately 1,393,000 shares and 4,319,000 shares of common stock from the calculation of diluted earnings per share in the three months ended February 28, 2013 and February 29, 2012, respectively, because these awards were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are various factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: the receipt and shipment of new orders; the timely release and market acceptance of new products and/or enhancements to our existing products; the growth rates of certain market segments; the positioning of our products in those market segments; the customer demand and acceptance of any new product initiative; variations in the demand for professional services and technical support; pricing pressures and the competitive environment in the software industry; the continued uncertainty in the U.S. and international economies, which could result in fewer sales of our products and may otherwise harm our business; business and consumer use of the Internet; our ability to complete and integrate acquisitions; our ability to realize the expected benefits and anticipated synergies from acquired businesses; our ability to penetrate international markets and manage our international operations; our ability to execute on the strategic and operational initiatives we are currently undertaking, including any resulting disruption to our business, employees, customers and the manner in which we finance our operations; our ability to absorb allocated costs, primarily general and administrative, into our operations subsequent to the divestitures occurring; and those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Revised Prior Period Amounts

Our financial results for prior periods have been revised, in accordance with GAAP, to reflect certain changes to the business. Prior period amounts have been revised for the impact of discontinued operations due to the sales of our product lines not considered core to our business. Refer to Note 6 of Item 1 of this Quarterly Report on Form 10-Q for an additional description of this item.

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

The Plan is being executed in two phases. In the first phase, we are investing in our OpenEdge, DataDirect and Decision Analytics product lines and making them more Cloud-ready. We have also divested the ten product lines which are not considered core to our business: Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic. In the second phase of the Plan, by unifying the product capabilities of our remaining product lines, we will refine and enhance our next generation, feature-rich application development and deployment solution targeting the new market category of aPaaS.

Our financial results for fiscal year 2012 were adversely impacted by factors related to the planning, announcement and execution of the Plan, including the undertaking of large restructuring efforts and the marketing for divestiture and actual sale of the ten product lines sold. These factors contributed to a very uncertain environment for our company, partners, customers and employees. In particular, since the second quarter of fiscal year 2012, customer purchasing decisions were delayed, which caused deal slippage at a greater rate than usual. This was caused both by uncertainty surrounding the Plan and generally deteriorating macroeconomic conditions, primarily in Europe.

During the first quarter of fiscal year 2013, we added new functionalities to our existing products in furtherance of the Plan. However, we are still in the early stages of reinvesting in our products and sustainable increases in revenue may not be foreseeable in the near term. Overall, our investments to improve our product lines are a continued effort and require time to impact performance. Until these investments are realized, our operating margins will be adversely impacted.

In addition, the new business focus and new strategy has required us to restructure our organization and the way we go to market, how we think about and implement product roadmaps and how we operate and report our financial results, all of which caused additional disruption. Our operating performance is also being adversely impacted by temporarily higher expense levels as we transition away from the product lines we divested. We expect to be impacted by higher expense levels until all appropriate steps are taken under our Plan to improve our operating margin.

In fiscal year 2012 and the first quarter of fiscal year 2013, we entered into definitive purchase and sale agreements to divest the product lines which are not considered core to our business. All divestitures were completed by the end of the first quarter of fiscal year 2013. The aggregate purchase price was approximately $130.0 million. As a result of the divestitures of all the product lines not considered core to our business, we ceased reporting the results of those operations as a separate reportable segment. Beginning in fiscal year 2013, we now operate as one reportable segment.

In the second half of fiscal year 2012, we also executed on cost reductions as part of the Plan, including the reduction of 11% of our workforce. Our Board of Directors also authorized us to repurchase $350.0 million of our common stock through November 2013. In October 2012, under the authorization, we announced the adoption of a 10b5-1 plan to repurchase up to $250.0 million of our common stock through June 30, 2013, or earlier, and have repurchased 9.3 million shares of our common stock for $194.7 million through February 28, 2013. As of March 28, 2013, we have repurchased 10.3 million shares of our common stock for $219.5 million under the 10b5-1 plan.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations.

We believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit line will be sufficient to finance our operations and meet our foreseeable cash requirements, including our plans to repurchase shares of our common stock, through at least the next twelve months.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue		Percentage Change
	Three Months Ended		2013 to 2012
	February 28, 2013	February 29, 2012
Revenue:
Software licenses	37%	37%	2%
Maintenance and services	63	63	2
Total revenue	100	100	2
Costs of revenue:
Cost of software licenses	3	2	49
Cost of maintenance and services	10	10	1
Amortization of acquired intangibles	—	—	(27)
Total costs of revenue	13	12	7
Gross profit	87	88	2
Operating expenses:
Sales and marketing	35	34	8
Product development	18	14	29
General and administrative	17	18	(5)
Amortization of acquired intangibles	—	—	(14)
Restructuring expenses	1	—	100
Acquisition-related expenses	—	—	(100)
Total operating expenses	71	66	10
Income from operations	16	22	(23)
Other (expense) income	—	1	(303)
Income from continuing operations before income taxes	16	23	(27)
Provision for income taxes	6	9	(33)
Income from continuing operations	10	14	(24)
Income (loss) from discontinued operations, net	25	(5)	(593)
Net income	35%	9%	316%

Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2013	February 29, 2012	As Reported	Constant Currency
Revenue	$89,269	$87,213	2%	3%

Total revenue increased $2.1 million, or 2%, in the first quarter of fiscal year 2013 as compared to the same quarter last year. Revenue would have increased by 3% if exchange rates had been constant in fiscal year 2013 as compared to exchange rates in fiscal year 2012. The increase was primarily a result of increases in license and maintenance revenue, driven by sales in the North America and EMEA regions.

Changes in prices from fiscal year 2012 to 2013 did not have a significant impact on our revenue. Changes in foreign currency exchange rates negatively impacted our reported revenues.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2013	February 29, 2012	As Reported	Constant Currency
License	$32,666	$31,889	2%	3%
As a percentage of total revenue	37%	37%

License revenue increased $0.8 million, or 2%, in the first quarter of fiscal year 2013 as compared to the same quarter last year. The increase in license revenue is primarily due to increased sales of OpenEdge in the North America and EMEA regions.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2013	February 29, 2012	As Reported	Constant Currency
Maintenance	$53,026	$51,723	3%	3%
As a percentage of total revenue	59%	59%
Professional services	3,577	3,601	(1)	—
As a percentage of total revenue	4%	4%
Total maintenance and services revenue	$56,603	$55,324	2%	3%
As a percentage of total revenue	63%	63%

Maintenance and services revenue increased $1.3 million, or 2%, in the first quarter of fiscal year 2013 as compared to the same quarter last year. Maintenance revenue increased 3% and professional services revenue decreased 1% in the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2012. Maintenance revenue increased as a result of new maintenance contracts from increased license revenue and maintenance renewal rates which remained consistent with our historical rates.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2013	February 29, 2012	As Reported	Constant Currency
North America	$41,215	$37,590	10%	10%
As a percentage of total revenue	46%	43%
EMEA	$35,547	$34,698	2%	1%
As a percentage of total revenue	40%	40%
Latin America	$7,196	$7,979	(10)%	(1)%
As a percentage of total revenue	8%	9%
Asia Pacific	$5,311	$6,946	(24)%	(23)%
As a percentage of total revenue	6%	8%

Total revenue generated in North America increased $3.6 million, or 10%, as compared to the same quarter last year. Total revenue generated in markets outside North America decreased $1.6 million, or 3%, in the first quarter of fiscal year 2013 as compared to the same quarter last year. Total revenue generated in markets outside North America represented 54% and 57% of total revenue in the first quarter of fiscal year 2013 and 2012, respectively. If exchange rates had remained constant in the first quarter of fiscal year 2013 as compared to the exchange rates in effect in the first quarter of fiscal year 2012, total revenue generated in markets outside North America would have remained 54% of total revenue.

In the first quarter of fiscal year 2013, EMEA was helped by stronger local currencies and Latin America and Asia Pacific were hurt by weaker local currencies. Asia Pacific was also negatively impacted as we transitioned sales leadership in that region.

Cost of Software Licenses

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Percentage Change
Cost of software licenses	$2,239	$1,498	49%
As a percentage of software license revenue	7%	5%
As a percentage of total revenue	3%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses increased $0.7 million, or 49%, in the first quarter of fiscal year 2013 as compared to the same quarter last year, and increased as a percentage of software license revenue from 5% to 7%. The increase in the first quarter of fiscal year 2013 was primarily due to higher royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Percentage Change
Cost of maintenance and services	$8,857	$8,760	1%
As a percentage of maintenance and services revenue	16%	16%
As a percentage of total revenue	10%	10%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services increased $0.1 million, or 1%, in the first quarter of fiscal year 2013 as compared to the same quarter last year, and remained stable as a percentage of maintenance and services revenue at 16%. The increase in cost of maintenance and services is consistent with the increase in maintenance and services revenue.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Percentage Change
Amortization of acquired intangibles	$286	$392	(27)%
As a percentage of total revenue	—%	—%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles decreased $0.1 million, or 27%, in the first quarter of fiscal year 2013 as compared to the same quarter last year. The decrease in the first quarter of fiscal year 2013 was due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Percentage Change
Gross profit	$77,887	$76,563	2%
As a percentage of total revenue	87%	88%

Our gross profit increased $1.3 million, or 2%, in the first quarter of fiscal year 2013 as compared to the same quarter last year. Our gross profit as a percentage of total revenue decreased from 88% in the first quarter of fiscal year 2012 to 87% in the first quarter of fiscal year 2013. The increase in our gross profit was due to higher revenues and lower amortization expense of acquired intangibles, offset by higher costs of revenue, as described above.

Sales and Marketing

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Percentage Change
Sales and marketing	$31,535	$29,205	8%
As a percentage of total revenue	35%	34%

Sales and marketing expenses increased $2.3 million, or 8%, in the first quarter of fiscal year 2013 as compared to the same quarter last year, and increased as a percentage of total revenue from 34% to 35%. The increase in sales and marketing expenses in the first quarter of fiscal year 2013 was primarily due to the absorption into our continuing operations of costs previously required to support our divested product lines. The increase was offset by lower compensation-related costs in the first quarter of fiscal year 2013 as a result of the headcount reduction actions, which occurred in the second half of fiscal year 2012. The increase is also offset by incremental compensation-related expenses of $1.4 million recognized in the first quarter of fiscal year 2012 due to the separation of one of our sales and marketing executives.

Product Development

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Percentage Change
Product development	$15,786	$12,264	29%
As a percentage of total revenue	18%	14%

Product development expenses increased $3.5 million, or 29%, in the first quarter of fiscal year 2013 as compared to the same quarter last year, and increased as a percentage of revenue from 14% to 18%. The increase in the first quarter of fiscal year 2013 was primarily due to the absorption into our continuing operations of costs previously required to support our divested product lines. The increase is also attributed to higher costs related to our new product development strategy. The increase was offset by lower compensation-related costs in the first quarter of fiscal year 2013 as a result of the headcount reduction actions, which occurred in the second half of fiscal year 2012.

General and Administrative

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Percentage Change
General and administrative	$14,682	$15,415	(5)%
As a percentage of total revenue	17%	18%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased $0.7 million, or 5%, in the first quarter of fiscal year 2013 as compared to the same quarter in the prior year, and decreased as a percentage of revenue from 18% to 17%. The decrease in the first quarter of fiscal year 2013 was primarily due to incremental costs incurred in the first quarter of fiscal year 2012 for stock-based compensation associated with the hiring of a new Chief Executive Officer in December 2011, $0.9 million for a litigation settlement, and $0.5 million of proxy contest-related costs. The decrease is also the result of costs savings in fiscal year 2013 from our restructuring actions and other cost control measures, which were initiated in the second half of fiscal year 2012.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Percentage Change
Amortization of acquired intangibles	$209	$242	(14)%
As a percentage of total revenue	—%	—%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles decreased $33,000, or 14%, in the first quarter of fiscal year 2013 as compared to the same quarter last year. The decrease in the fiscal first quarter is due to the completion of amortization of certain intangible assets acquired in prior years.

Restructuring Expenses

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Percentage Change
Restructuring expenses	$960	$—	100%
As a percentage of total revenue	1%	—%

Restructuring expenses recorded in the first quarter of fiscal year 2013 relate to the restructuring activities occurring in fiscal year 2012. See Note 10 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Percentage Change
Acquisition-related expenses	$—	$215	(100)%
As a percentage of total revenue	—%	—%

Acquisition-related expenses in fiscal year 2012 are transaction-related costs, primarily professional services fees, employee severance and facility closing costs associated with the acquisition of Corticon Technologies, Inc., which was acquired in the fourth quarter of fiscal year 2011.

Income From Operations

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Percentage Change
Income from operations	$14,715	$19,222	(23)%
As a percentage of total revenue	16%	22%

Income from operations decreased $4.5 million, or 23%, in the first quarter of fiscal year 2013 as compared to the same quarter last year. The decrease was primarily the result of the absorption into our continuing operations of costs previously required to support our divested product lines, as previously discussed.

Other (Expense) Income

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Percentage Change
Interest income and other	$531	$592	(10)%
Foreign currency loss, net	(1,079)	(322)	235%
Total other (expense) income, net	$(548)	$270	(303)%
As a percentage of total revenue	—%	1%

Other income decreased $0.8 million in the first quarter of fiscal year 2013 as compared to the same quarter last year. The decrease was primarily due to the increase in foreign currency losses as a result of movements in exchange rates and the impact on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Percentage Change
Provision for income taxes	$5,044	$7,542	(33)%
As a percentage of total revenue	6%	9%

Our effective tax rate was 36% in the first three months of fiscal year 2013 compared to 39% in the first three months of fiscal year 2012. The decrease was primarily due to the reinstatement of the research and development credit in the U.S. in the first quarter of fiscal year 2013. As a result, in the first three months of fiscal year 2013 we recorded a tax benefit of $0.4 million related to qualifying research and development activities from the period of January 2012 through November 2012.

Net Income

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012	Percentage Change
Income from continuing operations	$9,123	$11,950	(24)%
Income (loss) from discontinued operations	21,995	(4,461)	(593)
Net income	$31,118	$7,489	316%
As a percentage of total revenue	35%	9%

Income (loss) from discontinued operations includes the revenues and direct expenses of the product lines we divested in fiscal year 2012 and the first quarter of fiscal year 2013, all of which qualify for treatment as discontinued operations. In the first quarter of fiscal year 2013, the income from discontinued operations also includes the pre-tax gains on the sales of our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion and Sonic product lines of $35.1 million. See Note 6 of Item 1 of this Quarterly Report for additional information related to our divested product lines.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	February 28, 2013	November 30, 2012
Cash and cash equivalents	$279,217	$301,792
Short-term investments	42,158	53,425
Total cash, cash equivalents and short-term investments	$321,375	$355,217

The decrease in cash, cash equivalents and short-term investments of $33.8 million from the end of fiscal year 2012 was primarily due to repurchases of our common stock of $109.3 million and cash outflows from operations of $25.1 million. The decrease was partially offset by proceeds from the sales of our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion and Sonic product lines of $73.4 million and issuances of common stock upon exercise of stock options of $29.2 million. There are no restrictions on our ability to access our cash, cash equivalents and short-term investments.

As of February 28, 2013, $142.1 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries.  A portion of this amount relates to the net undistributed earnings of our foreign subsidiaries which are considered to be permanently reinvested, and as such, they are not available to fund our domestic operations. If we were to repatriate the earnings, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

Share Repurchase Program

During the second quarter of fiscal year 2012, as part of the Plan, the Board of Directors authorized a $350.0 million return of capital to shareholders in the form of a share repurchase through fiscal year 2013. In October 2012, we announced the adoption of a 10b5-1 plan, under the Board of Directors previous authorization, to repurchase up to $250.0 million of our common stock through June 30, 2013, or earlier. Through February 28, 2013, we have repurchased 9.3 million shares for $194.7 million under the 10b5-1 plan. As of March 28, 2013, we have repurchased 10.3 million shares of our common stock for $219.5 million.

Divestiture of Non-Core Product Lines

As part of the Plan, we announced the intention to divest our ten product lines which were not considered core to our business. In fiscal year 2012 and the first quarter of fiscal year 2013, we entered into definitive purchase and sale agreements to divest the product lines and all of the divestitures were completed by the end of the first quarter of fiscal year 2013. The aggregate purchase price was approximately $130.0 million.

The cash flows of our continuing and discontinued operations have not been segregated in our statements of cash flows. The divestitures of these product lines will impact our cash flows in future periods, including our operating cash flows, due to the loss of revenue and elimination of direct expenses. We cannot be certain that the impact will be positive, as indirect expenses of these divestitures (e.g. general and administrative costs) will remain in our continuing cash flows until our remaining product lines can absorb those costs or until the costs are otherwise reduced.

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

As part of the 2012 restructuring, we incurred expenses in the first quarter of fiscal year 2013 totaling $1.4 million, of which $1.0 million represents excess facilities and other costs and $0.4 million represents employee severances and related benefits. We expect to incur additional costs through the remainder of fiscal year 2013, which we estimate to be $1.5 million for excess facilities and other costs and $2.9 million for employee severance and related benefits. The estimated costs not yet recorded in the condensed consolidated statement of income relate to excess facilities costs, net of sublease assumptions, and employee severance-related costs as we transition away from our divested product lines.

As of February 28, 2013, $2.6 million of the cumulative expenses recognized under the 2012 restructuring remains unpaid. The restructuring liability does not include the estimated $4.4 million of additional expenses we expect to incur through fiscal year 2013. We expect to pay the majority of the restructuring liability in the next twelve months, however, excess facilities costs will continue through fiscal year 2016.

During the first and third quarters of fiscal year 2010, we undertook restructuring activities to improve efficiencies in our operations. As of February 28, 2013, $0.2 million of the restructuring charge remains unpaid. We expect to pay the remaining liability in fiscal year 2013.

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

The Credit Agreement contains customary affirmative and negative covenants, including a requirement to maintain a balance of at least $100.0 million in cash and cash equivalents while repurchasing shares of our common stock or making other restricted equity-related payments (e.g. cash dividend distributions). We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of February 28, 2013, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit outstanding. We are in compliance with our covenants by a significant margin.

Auction Rate Securities

In addition to the $321.4 million of cash, cash equivalents and short-term investments, we had investments with a fair value of $26.4 million related to auction rate securities (ARS). These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 11 to 30 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.

Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At February 28, 2013, our ARS investments totaled $30.7 million at par value. These ARS are classified as available-for-sale securities.

For each of the ARS classified as available-for-sale, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $26.4 million at February 28, 2013, and we have recorded a temporary impairment charge in accumulated other comprehensive loss of $4.2 million to reduce the value of our available-for-sale ARS investments.

We will not be able to access the funds associated with our ARS until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on our condensed consolidated balance sheet at February 28, 2013.

Based on our cash, cash equivalents and short-term investments balance of $321.4 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment of these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.

Cash Flows from Operating Activities

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012
Net income	$31,118	$7,489
Non-cash reconciling items included in net income	(29,726)	16,012
Changes in operating assets and liabilities	(26,451)	15,028
Net cash flows from operating activities	$(25,059)	$38,529

The decrease in cash generated from operations in the first three months of fiscal year 2013 as compared to the first three months of fiscal year 2012 was primarily due to $41.7 million in payments made for income taxes related to the divestitures of the product lines occurring in the fourth quarter of fiscal year 2012 and first quarter of fiscal year 2013. Total tax payments made in the first quarter of fiscal year 2013 were $47.3 million, compared to $7.7 million in the first quarter of fiscal year 2012. The decrease is also attributable to an increase in annual bonus payments made in the first quarter of fiscal year 2013 as compared to fiscal year 2012.

Our gross accounts receivable as of February 28, 2013 decreased by $6.7 million from the end of fiscal year 2012. Days sales outstanding (DSO) in accounts receivable from continuing operations was 65 days, down from 70 days at the end of fiscal year 2012, which contributed to the decrease in gross accounts receivable from the end of fiscal year 2012. We target a DSO range of 60 to 80 days.

Cash Flows from Investing Activities

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012
Net investment activity	$10,885	$20,797
Purchases of property and equipment	(898)	(3,942)
Proceeds from divestitures, net	73,381	—
Other investing activities	(53)	(350)
Net cash flows from investing activities	$83,315	$16,505

Net cash inflows and outflows of our net investment activity is primarily a result of the timing of our purchases and maturities of securities which are classified as cash equivalents or short-term securities. We purchased $0.9 million of property and equipment in the first quarter of fiscal year 2013 as compared to $3.9 million in the first quarter of fiscal year 2012. Spending slowed throughout fiscal year 2012 as we neared the implementation of the upgrades to our order management system in the first quarter of fiscal year 2013. Overall purchases consisted primarily of computer equipment and software and building and leasehold improvements.

In the first quarter of fiscal year 2013, we completed the divestitures of our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion and Sonic product lines, and received proceeds of $75.5 million, which were offset by direct transactions costs.

Cash Flows from Financing Activities

	Three Months Ended
(In thousands)	February 28, 2013	February 29, 2012
Proceeds from stock-based compensation plans	$29,233	$13,973
Repurchases of common stock	(109,302)	—
Other financing activities	77	(362)
Net cash flows from financing activities	$(79,992)	$13,611

We received $29.2 million in the first quarter of fiscal year 2013 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $14.0 million in the first quarter of fiscal year 2012. In the first quarter of fiscal year 2013, we repurchased $109.3 million of our common stock under our share repurchase plan.

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

In addition, in connection with the divestitures of the product lines not considered core to our business, we have agreed to indemnify the buyers of those product lines with respect to breaches of representations and warranties contained in the definitive purchase and sale agreements we entered into with those buyers.  Our indemnification obligations under these agreements are typically limited in time, amount and scope.  Accordingly, the estimated fair value of these indemnification provisions is immaterial.

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

Revenue Backlog

(In thousands)	February 28, 2013	February 29, 2012
Deferred revenue, primarily related to unexpired maintenance and support contracts (1)	$118,734	$167,621
Multi-year licensing arrangements (2)	18,933	18,044
Open software license orders received but not shipped (2)	4,015	—
Total revenue backlog	$141,682	$185,665

(1)
Deferred revenue as of February 29, 2012 included the deferred revenue of the 10 product lines we sold in the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013. Since the product lines were divested prior to February 28, 2013, the deferred revenue balances as of February 28, 2013 is not comparable to the prior period presented. Deferred revenue as of February 28, 2013 includes $1.9 million of contractual maintenance which has not been invoiced or included on our balance sheet and relates to a customer who changed its invoicing schedule and if excluded, amounts would not be comparable to the prior period presented.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. ASU 2011-08 is effective for us in fiscal year 2013. We adopted ASU 2011-08 during the first quarter of fiscal year 2013 for our annual impairment test, which occurs in the first quarter of our fiscal year. The adoption did not have any impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. We adopted ASU 2011-05 in our first quarter of fiscal year 2013, and applied it retrospectively. The adoption of ASU 2011-05 did not have any impact on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulative Other Comprehensive Income (ASU 2013-02), which replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety. ASU 2013-02 is effective for us in our second quarter of fiscal year 2013 and should be applied prospectively. The adoption of ASU 2013-02 is not anticipated to have any impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal year 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2012 for a more complete discussion of the market risks we encounter.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, due to a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this definition, as of November 30, 2012, management concluded we had a material weakness in our internal control over financial reporting because we failed to maintain effective controls necessary to ensure all terms and conditions being agreed to by our sales personnel with our customers and partners were properly documented within our contractual arrangements with such customers and partners, resulting in improper recognition of revenue. We determined that as a result of this deficiency, the timing of revenue recognized was improper on certain transactions that were immaterial to our financial statements.

(b) Changes in internal control over financial reporting

As a result of the material weakness described above, we have begun to implement changes to our internal control over financial reporting in accordance with our remediation plan.  These changes include the following:

•	The termination of employment of various sales representatives and former regional sales directors determined to be in violation of our revenue recognition policy and code of conduct;

•
The enhancement of communications from senior management, including the Chief Executive Officer, Senior Vice President of Global Field Operations and General Counsel and Chief Compliance Officer, regarding inappropriate business arrangements;

•	The expansion of our existing sales employee certification process; and

•	The enhancement of processes with respect to the assessment of existing customer and partner credit worthiness.

Management is committed to implementing additional remediation actions and will continue to monitor the effectiveness of the efforts and make any changes deemed appropriate.  However, the material weakness will not be considered remediated until: (1) all of our planned remediation efforts are designed, appropriately controlled and implemented for a sufficient period of time, and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

In addition, during the quarter ended February 28, 2013, we implemented a new order management system.  Management has made changes to internal controls as a result of the implementation, as appropriate. There have been no other changes to our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the first quarter of fiscal year 2013 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 2012	1,940	$20.81	1,940	$221,244
January 2013	1,609	23.06	1,609	184,135
February 2013	1,234	23.34	1,234	155,339
Total	4,783	$22.22	4,783	$155,339

(1)
In April 2012, the Board of Directors authorized a $350.0 million return of capital to shareholders in the form of share repurchases through fiscal year 2013, and in October 2012 we launched a 10b5-1 to repurchase up to $250.0 million of our common stock through June 30, 2013, under the authorization.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Philip M. Pead

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Chris E. Perkins

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101***
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 28, 2013 and November 30, 2012; (ii) Condensed Consolidated Statements of Income for the three months ended February 28, 2013 and February 29, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 28, 2013 and February 29, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2013 and February 29, 2012; and (v) Notes to Condensed Consolidated Financial Statements.

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

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	April 9, 2013	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 9, 2013	/s/ CHRIS E. PERKINS
Chris E. Perkins
Senior Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Dated:	April 9, 2013	/s/ PAUL A. JALBERT
Paul A. Jalbert
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)