Form 10-Q
period 2013-05-31
PROGRESS SOFTWARE CORP /MA
filed 2013-07-10
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2013

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
Yes  ☐ No  ☒
As of July 1, 2013, there were 54,110,689 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE SIX MONTHS ENDED MAY 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	May 31, 2013	November 30, 2012
Assets
Current assets:
Cash and cash equivalents	$218,387	$301,792
Short-term investments	37,417	53,425
Total cash, cash equivalents and short-term investments	255,804	355,217
Accounts receivable (less allowances of $2,536 and $3,024, respectively)	50,772	70,793
Other current assets	26,782	16,478
Deferred tax assets	13,254	16,301
Assets held for sale	11,236	68,029
Total current assets	357,848	526,818
Property and equipment, net	59,352	63,071
Intangible assets, net	11,430	5,119
Goodwill	224,440	226,110
Deferred tax assets	26,776	26,565
Investments in auction rate securities	26,500	26,321
Other assets	4,747	10,973
Total assets	$711,093	$884,977
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	6,594	10,477
Accrued compensation and related taxes	23,053	39,105
Income taxes payable	154	21,486
Other accrued liabilities	29,480	39,876
Short-term deferred revenue	102,094	103,925
Liabilities held for sale	4,012	25,285
Total current liabilities	165,387	240,154
Long-term deferred revenue	1,293	2,817
Deferred tax liabilities	515	1,032
Other noncurrent liabilities	1,660	2,575
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 54,046,817 shares in 2013 and 59,594,961 shares in 2012	232,838	300,333
Retained earnings, including accumulated other comprehensive loss of $13,139 in 2013 and $10,764 in 2012	309,400	338,066
Total shareholders’ equity	542,238	638,399
Total liabilities and shareholders’ equity	$711,093	$884,977
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Revenue:
Software licenses	$29,347	$20,506	$59,254	$50,179
Maintenance and services	52,358	53,622	106,184	106,420
Total revenue	81,705	74,128	165,438	156,599
Costs of revenue:
Cost of software licenses	1,356	1,357	3,446	2,743
Cost of maintenance and services	6,990	7,114	14,640	14,039
Amortization of acquired intangibles	143	139	282	383
Total costs of revenue	8,489	8,610	18,368	17,165
Gross profit	73,216	65,518	147,070	139,434
Operating expenses:
Sales and marketing	25,890	19,373	54,532	42,115
Product development	14,671	10,387	28,293	20,699
General and administrative	14,064	18,014	28,730	33,414
Amortization of acquired intangibles	167	208	338	415
Restructuring expenses	2,766	4,736	3,726	4,736
Acquisition-related expenses	1,272	—	1,272	215
Total operating expenses	58,830	52,718	116,891	101,594
Income from operations	14,386	12,800	30,179	37,840
Other (expense) income:
Interest income and other	244	743	775	1,335
Foreign currency loss, net	(536)	(494)	(1,615)	(816)
Total other (expense) income, net	(292)	249	(840)	519
Income from continuing operations before income taxes	14,094	13,049	29,339	38,359
Provision for income taxes	5,952	4,194	11,384	13,644
Income from continuing operations	8,142	8,855	17,955	24,715
Income (loss) from discontinued operations, net	(4,232)	(10,763)	17,073	(19,134)
Net income (loss)	$3,910	$(1,908)	$35,028	$5,581
Earnings per share:
Basic:
Continuing operations	$0.15	$0.14	$0.32	$0.39
Discontinued operations	(0.08)	(0.17)	0.30	(0.31)
Net income (loss) per share	$0.07	$(0.03)	$0.62	$0.09
Diluted:
Continuing operations	$0.15	$0.14	$0.31	$0.39
Discontinued operations	(0.08)	(0.17)	0.30	(0.30)
Net income (loss) per share	$0.07	$(0.03)	$0.61	$0.09
Weighted average shares outstanding:
Basic	54,919	63,051	56,410	62,598
Diluted	55,736	63,051	57,244	63,641
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net income (loss)	$3,910	$(1,908)	$35,028	$5,581
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,017)	(5,056)	(2,462)	(2,023)
Unrealized gains on investments, net of tax of $3 and $51 for the second quarter and the first six months of 2013 and $368 and $91 for the second quarter and first six months of 2012, respectively	5	396	87	819
Total other comprehensive (loss) income, net of tax	(2,012)	(4,660)	(2,375)	(1,204)
Comprehensive income (loss)	$1,898	$(6,568)	$32,653	$4,377

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012
Cash flows from operating activities:
Net income	$35,028	$5,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,567	4,640
Amortization of acquired intangibles and other	1,910	12,339
Stock-based compensation	10,787	13,760
Gain on dispositions	(35,106)	—
Asset impairment	111	848
Deferred income taxes	(750)	82
Tax (deficiency) benefit from stock plans	(806)	801
Excess tax benefit from stock plans	(721)	(1,171)
Allowances for accounts receivable	(35)	443
Changes in operating assets and liabilities:
Accounts receivable	21,410	23,262
Other assets	(4,930)	(3,891)
Accounts payable and accrued liabilities	(23,298)	5,614
Income taxes payable and uncertain tax positions	(22,534)	(10,844)
Deferred revenue	1,949	2,225
Net cash flows (used in) from operating activities	(11,418)	53,689
Cash flows from investing activities:
Purchases of investments	—	(25,887)
Sales and maturities of investments	15,210	44,855
Redemptions and sales of auction rate securities	25	225
Purchases of property and equipment	(2,386)	(6,141)
Payments for acquisitions, net of cash acquired	(9,450)	—
Proceeds from divestitures, net	73,381	—
Increase in other noncurrent assets	172	(52)
Net cash flows from investing activities	76,952	13,000
Cash flows from financing activities:
Proceeds from stock-based compensation plans	32,443	20,487
Purchases of common stock related to withholding taxes from the issuance of restricted stock units	(1,915)	(2,452)
Repurchases of common stock	(176,537)	—
Excess tax benefit from stock plans	721	1,171
Payment of long-term debt	—	(286)
Net cash flows (used in) from financing activities	(145,288)	18,920
Effect of exchange rate changes on cash	(3,651)	(4,820)
Net (decrease) increase in cash and cash equivalents	(83,405)	80,789
Cash and cash equivalents, beginning of period	301,792	161,095
Cash and cash equivalents, end of period	$218,387	$241,884

Condensed Consolidated Statements of Cash Flows, continued

	Six Months Ended
	May 31, 2013	May 31, 2012
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $1,812 in 2013 and $127 in 2012	$52,266	$12,558
Non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$7,592	$7,638
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

During the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013, we completed the divestitures of the ten product lines which were not considered core product lines of our business: Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic. The divestitures were part of the new strategic plan (the "Plan") we announced during fiscal year 2012. After the announcement of the Plan, we began reporting our results in two reportable segments: Core and non-Core. Since the non-Core segment ceased to exist during the first quarter of fiscal year 2013, after the closing of all these divestitures, we now operate as one reportable segment. In addition, the revenues and direct expenses of the product lines divested are included in discontinued operations in our condensed consolidated statements of income, including prior period amounts which have been revised to reflect the presentation.

In June 2013, we entered into a definitive purchase and sale agreement to divest our Apama product line to Software AG. The target market, deployment and sales model for the Apama product line differs significantly from those of our application development platform and the divestiture allows us to focus entirely on providing leading cloud and mobile application development technologies through a single cohesive platform. The sale is expected to close in July 2013 for $44.3 million. As of May 31, 2013, we met the requirements to classify the sale of this product line as both held for sale and discontinued operations in the consolidated financial statements. The revenues and direct expenses of the Apama product line are included in discontinued operations in our consolidated statements of income, including prior period amounts which have been revised to reflect the presentation.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulative Other Comprehensive Income (ASU 2013-02), which replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety. We adopted ASU 2013-02 in the second quarter of fiscal year 2013 and applied it prospectively. The adoption of ASU 2013-02 did not have any impact on our financial position, results of operations or cash flows.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at May 31, 2013 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$170,476	$—	$—	$170,476
Money market funds	47,911	—	—	47,911
State and municipal bond obligations	37,228	189	—	37,417
Auction rate securities – municipal bonds	27,150	—	(3,588)	23,562
Auction rate securities – student loans	3,500	—	(562)	2,938
Total	$286,265	$189	$(4,150)	$282,304

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2012 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$176,201	$—	$—	$176,201
Money market funds	125,591	—	—	125,591
State and municipal bond obligations	50,565	255	(2)	50,818
Auction rate securities – municipal bonds	27,175	—	(3,755)	23,420
Auction rate securities – student loans	3,500	—	(599)	2,901
Corporate bonds	2,608	—	(1)	2,607
Total	$385,640	$255	$(4,357)	$381,538

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	May 31, 2013			November 30, 2012
	Cash and Equivalents	Short-Term Investments	Long-Term Investments	Cash and Equivalents	Short-Term Investments	Long-Term Investments
Cash	$170,476	$—	$—	$176,201	$—	$—
Money market funds	47,911	—	—	125,591	—	—
State and municipal bond obligations	—	37,417	—	—	50,818	—
Auction rate securities – municipal bonds	—	—	23,562	—	—	23,420
Auction rate securities – student loans	—	—	2,938	—	—	2,901
Corporate bonds	—	—	—	—	2,607	—
Total	$218,387	$37,417	$26,500	$301,792	$53,425	$26,321

The valuation methodologies for our auction rate securities (ARS) are described in Note 4. Based on these methodologies, we determined that the fair value of our ARS investments is $26.5 million and $26.3 million at May 31, 2013 and November 30, 2012, respectively. The temporary impairment recorded in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $4.2 million and $4.4 million at May 31, 2013 and November 30, 2012, respectively.

We will not be able to access the funds associated with our ARS investments until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the condensed consolidated balance sheets at May 31, 2013 and November 30, 2012.

Based on our cash, cash equivalents and short-term investments balance of $255.8 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business and we believe that we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment of these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.

The fair value of debt securities by contractual maturity is as follows (in thousands):

	May 31, 2013	November 30, 2012
Due in one year or less (1)	$46,705	$55,001
Due after one year	17,212	24,745
Total	$63,917	$79,746

(1)
Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 11 to 30 years.

Investments with continuous unrealized losses and their related fair values are as follows at May 31, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities – municipal bonds	$—	$—	$23,562	$(3,588)	$23,562	$(3,588)
Auction rate securities – student loans	—	—	2,938	(562)	2,938	(562)
Total	$—	$—	$26,500	$(4,150)	$26,500	$(4,150)

Investments with continuous unrealized losses and their related fair values are as follows at November 30, 2012 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bond obligations	$5,818	$(1)	$472	$(1)	$6,290	$(2)
Auction rate securities – municipal bonds	—	—	23,420	(3,755)	23,420	(3,755)
Auction rate securities – student loans	—	—	2,901	(599)	2,901	(599)
Corporate bonds	2,607	(1)	—	—	2,607	(1)
Total	$8,425	$(2)	$26,793	$(4,355)	$35,218	$(4,357)

The unrealized losses associated with state and municipal bond obligations and corporate bonds are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of May 31, 2013 and November 30, 2012.

Note 3: Derivative Instruments

We use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the condensed consolidated balance sheets at the end of each reporting period and expire within 90 days. In the three and six months ended May 31, 2013 and May 31, 2012, realized and unrealized gains (losses) of $0.6 million, $(0.5) million, $2.5 million and $0.3 million, respectively, from our forward contracts were recognized in other income (expense) in the condensed consolidated statements of income. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	May 31, 2013		November 30, 2012
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$22,025	$(55)	$6,453	$4
Forward contracts to purchase U.S. dollars	19,900	15	31,465	(190)
Total	$41,925	$(40)	$37,918	$(186)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at May 31, 2013 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$47,911	$47,911	$—	$—
State and municipal bond obligations	37,417	—	37,417	—
Auction rate securities – municipal bonds	23,562	—	—	23,562
Auction rate securities – student loans	2,938	—	—	2,938
Foreign exchange derivatives	(40)	—	(40)	—
Liabilities
Contingent consideration	$379	$—	$—	$379

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$125,591	$125,591	$—	$—
State and municipal bond obligations	50,818	—	50,818	—
Auction rate securities – municipal bonds	23,420	—	—	23,420
Auction rate securities – student loans	2,901	—	—	2,901
Corporate bonds	2,607	—	2,607	—
Foreign exchange derivatives	(186)	—	(186)	—

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

One issuer of our ARS is currently in default, but the underlying bond insurer is making interest payments on the issuer's behalf. In this situation, we used a market approach, where the significant unobservable inputs are the market credit default swap spread and the credit rating of the insurer.

The following table provides additional quantitative information about the unobservable inputs used in our Level 3 valuations as of May 31, 2013:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Probability of earning the maximum rate until maturity	0.3% - 9.4% (1.6%)
		Probability of principal return prior to maturity	79.1% - 95.2% (88.6%)
		Probability of default	4.0% - 12.8% (9.8%)
		Liquidity risk premium	4.0%
		Recovery rate in default	50% - 70% (56.5%)
	Market valuation	Market credit default swap spread of insurer	2.8%
		Credit rating of insurer	AA-

Significant increases or decreases in the underlying assumptions used to value the ARS could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheets.

We have classified contingent consideration related to the Rollbase, Inc. acquisition (Rollbase), which occurred in May 2013 (Note 7), within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and probability-weighted cash flows. We determined the fair value of our contingent consideration obligations based on a probability-weighted income approach derived from probability assessments of the attainment of certain milestones. We establish discount rates to be utilized in our valuation models based on the cost to borrow that would be required by a market participant for similar instruments. In determining the probability of attaining certain milestones, we utilize data regarding similar milestone events from our own experience. On a quarterly basis, we will reassess the probability factors associated with the milestones for our contingent consideration obligations. Significant judgment is employed in determining the appropriateness of these key assumptions as of the acquisition date and for each subsequent period.

The key assumptions as of May 31, 2013 related to the contingent consideration for the acquisition of Rollbase used in the model are probabilities in excess of 95% that the milestones associated with the contingent consideration will be achieved and a discount rate of 4.8%. A decrease in the probabilities of achievement could result in a significant decrease to the estimated fair value of the contingent consideration liability.

During the three months ended May 31, 2013, there was no change in the fair value of the contingent consideration liability related to the Rollbase acquisition.

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Balance, beginning of period	$26,442	$33,343	$26,321	$33,539
Redemptions and repurchases	—	—	(25)	(225)
Transfer to Level 2 fair value measurement	—	(2,700)	—	(2,700)
Unrealized gains included in accumulated other comprehensive loss	58	805	204	834
Balance, end of period	$26,500	$31,448	$26,500	$31,448

During the second quarter of fiscal year 2012, we received a redemption notice for one of our ARS at par value. We transferred the ARS to a Level 2 fair value measurement, as the value at May 31, 2012 was based on observable inputs.

Nonrecurring Fair Value Measurements

The following table details our nonrecurring fair value measurements at November 30, 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3	Total Losses
Disposal group	$16,487	$—	$16,487	$—	$8,601

The disposal group included the assets and liabilities held for sale of the Artix, Orbacus and Orbix product lines, which had a fair value of $16.5 million as of November 30, 2012. The carrying value at November 30, 2012 of $25.1 million was written down to fair value, less costs to sell, resulting in a loss of $8.6 million. The loss was recorded in income (loss) from discontinued operations in fiscal year 2012. The assets and liabilities held for sale were divested in the first quarter of fiscal year 2013 (Note 6).

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

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	May 31, 2013			November 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$44,652	$(35,509)	$9,143	$42,520	$(40,066)	$2,454
Customer-related and other	19,529	(17,242)	2,287	26,477	(23,812)	2,665
Total	$64,181	$(52,751)	$11,430	$68,997	$(63,878)	$5,119

As of the result of the Rollbase acquisition in May 2013 (Note 7), we recorded $7.8 million of purchased technology and $0.2 million of customer relationships as intangible assets during the six months ended May 31, 2013. These intangible assets have a weighted average useful life of 4.9 years. This was offset by a decrease in the gross carrying amount of our intangible assets due to the intangible assets held for sale as of May 31, 2013 (Note 6).

In the three and six months ended May 31, 2013, amortization expense related to intangible assets was $0.3 million and $0.6 million, respectively. In the three and six months ended May 31, 2012, amortization expense related to intangible assets was $0.3 million and $0.8 million, respectively.

Future amortization expense for intangible assets as of May 31, 2013, is as follows (in thousands):

Remainder of 2013	$1,480
2014	2,638
2015	2,409
2016	1,906
2017	1,906
Thereafter	1,091
Total	$11,430

Goodwill

Changes in the carrying amount of goodwill for the six months ended May 31, 2013, are as follows (in thousands):

Balance, November 30, 2012	$226,110
Additions	4,798
Goodwill transfered to assets held for sale	(6,377)
Translation adjustments	(91)
Balance, May 31, 2013	$224,440

The addition to goodwill during fiscal year 2013 is related to the acquisition of Rollbase in May 2013 (Note 7). The transfer of goodwill to assets held for sale is related to the disposition of the Apama product line (Note 6).

During the first quarter of fiscal year 2013, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2012. During the second quarter of fiscal year 2013, we evaluated the impact of the disposition of the Apama product line, which is part of our single reportable segment, on goodwill and concluded that no impairment existed. Through the date and time our condensed consolidated financial statements were issued, no other trigger events have occurred that would indicate a potential impairment of goodwill exists.

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

In June 2013, we entered into a definitive purchase and sale agreement to divest our Apama product line to Software AG. The sale is expected to close in July 2013 for $44.3 million. As of the end of the fiscal second quarter of 2013, we met the requirements to classify the Apama product line as both held for sale and discontinued operations in the condensed consolidated financial statements.

Revenues and direct expenses of the divested product lines and the Apama product line have been reclassified as discontinued operations for all periods presented. The fiscal year 2012 results include revenues and direct expenses of all divested product lines and the Apama product line, since we earned revenues and incurred direct expenses for all or part of fiscal year 2012 for each of those product lines. The fiscal year 2013 results include the revenues and direct expenses of Apama and the divested product lines which had not occurred prior to the start of fiscal year 2013.

The components included in discontinued operations on the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Revenue	$4,431	$40,468	$15,606	$82,423
Income (loss) before income taxes	(4,802)	(16,572)	(3,117)	(29,718)
Income tax provision (benefit)	(570)	(5,809)	(433)	(10,584)
Gain on sale, net of tax	—	—	19,757	—
Income (loss) from discontinued operations, net	$(4,232)	$(10,763)	$17,073	$(19,134)

Apama

The assets and liabilities being sold to Software AG are classified as assets and liabilities held for sale on the condensed balance sheet as of May 31, 2013 and are recorded at the lower of their carrying values or fair values less costs to sell. The major categories of the assets and liabilities held for sale are as follows (in thousands):

Assets:
Accounts receivable	$3,672
Other current assets	165
Goodwill and intangible assets	6,990
Other long-term assets	409
Total assets held for sale	$11,236
Liabilities:
Deferred revenue	$4,012
Total liabilities held for sale	$4,012

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

In February 2013, upon the closing of the sale of Artix, Orbacus and Orbix, we amended the definitive purchase and sale agreement with Micro Focus to provide an additional indemnification obligation with respect to a specified vendor. The fair value of the indemnification obligation on the date the sale closed and the carrying value at May 31, 2013 is $1.0 million, and is included in other accrued liabilities in the condensed consolidated balance sheet. Our maximum indemnification obligation with respect to this matter is $11.3 million. The term of the indemnification is indefinite; however, we expect the matter to be substantially resolved within the next nine months.

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

Note 7: Business Combinations

On May 24, 2013, we acquired 100% of the equity interests in Rollbase, Inc. (Rollbase), a privately held software vendor based in Saratoga, California, for $9.9 million. The purchase consideration consisted of $9.5 million in cash paid and $0.4 million of contingent consideration, expected to be paid out over a two year period. The fair value of the contingent consideration was estimated to be $0.4 million at the date of acquisition. Rollbase provides Application Platform-as-a-Service (aPaas) technology that allows the rapid design, development and deployment of on-demand business applications. The purpose of the acquisition was to further the Plan in which we intend to become a leading provider of a next-generation, context-aware application development and deployment platform in the Cloud for the aPaas market. The acquisition was accounted for as a business combination, and accordingly, the results of operations of Rollbase are included in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

The preliminary allocation of the purchase price is as follows (in thousands):

	Total	Life
Cash	$50
Acquired intangible assets	7,960	1 to 5 years
Goodwill	4,798
Deferred taxes	(2,921)
Accounts payable and other liabilities	(8)
Net assets acquired	$9,879

The purchase consideration includes contingent consideration payable by the Company based on the achievement of certain milestones. The Company determined the fair value of the contingent consideration obligations by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that the milestones will be achieved. The probability-weighted earn-out payments were then discounted using a discount rate commensurate with the credit risk of the Company.

The stock purchase agreement included contingent earn-out provisions requiring the Company to make payments to former Rollbase owners now employed by the Company. We have concluded that the earn-out provisions for the individuals now employed by the Company, which total approximately $5.0 million, are compensation arrangements and we will accrue the maximum payouts ratably over the two year performance period, as we believe it is probable that the criteria will be met.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $4.8 million of goodwill, which is not deductible for tax purposes. The preliminary fair value estimates of the acquired assets and liabilities are based upon preliminary calculations and valuations and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The areas of those preliminary estimates that are not yet finalized relate to identifiable intangible assets and acquired deferred tax liabilities.

We incurred approximately $1.3 million of acquisition-related costs which are included in acquisition-related expenses in our consolidated statement of operations for the three and six months ended May 31, 2013. This amount includes a $1.0 million termination fee related to a pre-existing license arrangement between Rollbase and another third-party.

We have not disclosed the amount of revenues and earnings of Rollbase since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

Note 8: Line of Credit

Our credit facility provides for a revolving line of credit in the amount of $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $20.0 million. The credit facility also permits us to increase the revolving line of credit by up to an additional $75.0 million subject to receiving further commitments from lenders and certain other conditions. As of May 31, 2013, there were no amounts outstanding under the revolving line and $0.4 million of letters of credit.

Note 9: Common Stock Repurchases

We repurchased and retired 7,613,000 shares of our common stock for $169.5 million in the six months ended May 31, 2013. The shares were repurchased as part of our Board of Directors authorized return of capital to shareholders in the form of share repurchases through fiscal year 2013 of $350.0 million. No shares were repurchased in the six months ended May 31, 2012.

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

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Cost of software licenses	$—	$—	$—	$3
Cost of maintenance and services	158	204	367	429
Sales and marketing	881	892	1,920	2,147
Product development	1,225	703	2,688	1,514
General and administrative	2,717	2,782	4,495	5,206
Stock-based compensation from continuing operations	4,981	4,581	9,470	9,299
Income (loss) from discontinued operations	900	2,088	1,317	4,461
Total stock-based compensation	$5,881	$6,669	$10,787	$13,760

During the second quarter of fiscal year 2013, in connection with the divestiture of the Apama product line, we entered into transition agreements with five executives. As part of the agreements, the executives are entitled to accelerated vesting of certain stock-based awards upon the completion of the divestiture. Due to the anticipated accelerated vesting, we recognized additional stock-based compensation of $0.6 million in the three and six months ended May 31, 2013 in discontinued operations.

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

Note 11: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the six months ended May 31, 2013 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2012	$(8,183)	$(2,581)	$(10,764)
Other comprehensive income (loss) before reclassifications, net of tax	(2,462)	87	(2,375)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance, May 31, 2013	$(10,645)	$(2,494)	$(13,139)

The tax effect on accumulated unrealized losses on investments was $1.4 million and $1.5 million as of May 31, 2013 and November 30, 2012, respectively.

Note 12: Restructuring Charges

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

Restructuring expenses primarily relate to employee costs, including severance, health benefits, outplacement services and transition divestiture arrangements, but excluding stock-based compensation. Facilities costs include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. Other costs include costs to terminate automobile leases of employees included in the workforce reduction, asset impairment charges for assets no longer deployed as part of cost reduction strategies, costs for unused software licenses as part of the workforce reduction and other costs directly associated with the restructuring actions taken.

As part of the 2012 restructuring, for the three and six months ended May 31, 2013, we incurred expenses totaling $2.8 million and $4.1 million, respectively. Of the $2.8 million total expenses for the second quarter of fiscal year 2013, $0.2 million represents excess facilities and other costs and $2.6 million represents employee severances and related benefits. During the second quarter of fiscal year 2013, as a result of the product divestitures completed in the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013, we initiated additional cost reduction actions related to excess facilities and employee redundancy. Of the $4.1 million total expenses for the first six months of fiscal year 2013, $1.1 million represents excess facilities and other costs and $3.0 million represents employee severances and related benefits. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income, with the exception of $0.4 million included in income (loss) from discontinued operations for the six months ended May 31, 2013. Cumulative expenses of the 2012 restructuring through the first six months of fiscal year 2013 are $23.2 million, of which $3.8 million represents excess facilities and other costs and $19.4 million represents employee severances and related benefits.

We expect to incur additional costs with respect to the 2012 restructuring through the remainder of fiscal year 2013. The total cost of the 2012 restructuring is expected to be approximately $5.1 million for excess facilities and other costs and approximately $19.7 million for employee severance and related benefits. The estimated costs not yet recorded in the condensed consolidated statement of income relate to excess facilities costs, net of sublease assumptions, and employee severance-related costs as we transition away from our divested product lines (Note 6).

A summary of activity for the 2012 restructuring action during the six months ended May 31, 2013, is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2012	$603	$6,429	$7,032
Costs incurred	1,096	3,053	4,149
Cash disbursements	(398)	(7,286)	(7,684)
Asset impairment	(111)	—	(111)
Translation adjustments and other	(18)	34	16
Balance, May 31, 2013	$1,172	$2,230	$3,402

Cash disbursements under the 2012 restructuring are expected to be made through fiscal year 2016. The short-term portion of the restructuring reserve of $3.2 million is included in other accrued liabilities and the long-term portion of $0.2 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at May 31, 2013.

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

As part of the 2010 restructuring activities, we recorded cumulative expenses totaling $43.3 million, of which $8.0 million represents excess facilities and other costs and $35.3 million represents employee severances and related benefits. There were no charges to restructuring expense in the first six months of fiscal year 2013 related to the 2010 activities and we do not expect to incur additional expenses related to these activities.

As of November 30, 2012, we had a remaining reserve related to severance payments of $0.3 million, which is included in other accrued liabilities on the condensed consolidated balance sheets. We paid the remaining benefits during the first six months of fiscal year 2013.

Note 13: Income Taxes

Our income tax provision for the second quarter of fiscal year 2013 and 2012 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The research and development credit was retroactively reinstated in January 2013. As a result, in the first quarter of fiscal year 2013 we recorded a tax benefit of $0.4 million related to qualifying research and development activities for the period from January 2012 to November 2012.

The Internal Revenue Service finalized its examination of our U.S. Federal income tax returns for fiscal years 2009 and 2010 during the second quarter of fiscal year 2013. In the first quarter of fiscal year 2013, we had effectively settled certain unrecognized tax benefits which had been reserved in previous periods, reducing our unrecognized tax benefits liability by $1.2 million.

Our Federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2011, and we are no longer subject to audit for those periods. State taxing authorities are currently examining our income tax returns for years through fiscal year 2010. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2005, and we are no longer subject to audit for those periods.

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

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Income from continuing operations	$8,142	$8,855	$17,955	$24,715
Weighted average shares outstanding	54,919	63,051	56,410	62,598
Dilutive impact from common stock equivalents	817	—	834	1,043
Diluted weighted average shares outstanding	55,736	63,051	57,244	63,641
Basic earnings per share from continuing operations	$0.15	$0.14	$0.32	$0.39
Diluted earnings per share from continuing operations	$0.15	$0.14	$0.31	$0.39

We excluded stock awards representing approximately 775,000 shares, 1,084,000 shares, 7,890,000 shares and 3,668,000 shares of common stock from the calculation of diluted earnings per share in the three and six months ended May 31, 2013 and 2012, respectively, because these awards were anti-dilutive.

Note 15: Subsequent Events

In June 2013, we announced the adoption of a Rule 10b5-1 share repurchase plan for the purpose of repurchasing up to $100 million of our common stock as part of our previously announced repurchase authorization, which the Board of Directors increased by $10 million to $360 million. The plan will be active from July 1, 2013 until December 31, 2013 or, if earlier, upon the repurchase of $100 million of our common stock under the plan. We previously utilized a Rule 10b5-1 plan to repurchase $250 million of our common stock between October 2012 and May 2013.

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

Revised Prior Period Amounts

Our financial results for prior periods have been revised, in accordance with GAAP, to reflect certain changes to the business. Prior period amounts have been revised for the impact of discontinued operations due to the sales or expected sale of our product lines not considered core to our business. Refer to Note 6 of Item 1 of this Quarterly Report on Form 10-Q for an additional description of this item.

Overview

We are a global software company that simplifies and enables the development, deployment and management of business applications on-premise or on any Cloud, on any platform and on any device with minimal IT complexity and low total cost of ownership. In April 2012, we announced a new strategic plan (the "Plan") in which we stated our intention to become a leading provider of a next-generation, context-aware application development and deployment platform in the Cloud for the Application Platform- as-a-Service (aPaas) market. We stated that we would accomplish this objective by investing in our OpenEdge, DataDirect and Decision Analytics product lines and integrating them into a single, cohesive offering.

The Plan is being executed in two phases. In the first phase, we invested in our OpenEdge and DataDirect product lines to make them more Cloud-ready. We also divested ten product lines which we did not consider core to our business: Actional,

Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic. In the second half of fiscal year 2012, we also executed on cost reductions as part of the Plan, including the reduction of 11% of our workforce.

Our financial results for fiscal year 2012 were adversely impacted by factors related to the planning, announcement and execution of the first phase of the Plan, which also included the undertaking of large restructuring efforts and the marketing for divestiture and actual sale of the ten non-core product lines. These factors contributed to a very uncertain environment for our company, partners, customers and employees. In particular, during the second and third quarters of fiscal year 2012, customer purchasing decisions were delayed, which caused deal slippage at a greater rate than usual. This was caused both by uncertainty surrounding the Plan and generally deteriorating macroeconomic conditions, primarily in Europe.

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

In the second phase of the Plan, we have begun to unify the product capabilities of our core product lines, which will refine and enhance our next generation, feature-rich application development and deployment solution targeting the new market category of aPaaS. To that end, during the first six months of fiscal year 2013, we added new functionalities to our existing products in furtherance of the Plan. We also completed the acquisition of Rollbase, Inc., a provider of Application Platform-as-a-Service (aPaas) technology that allows the rapid design, development and deployment of on-demand business applications. Lastly, in June 2013, we announced the upcoming release of Progress Pacific, an easy-to-use platform for building and managing "connected apps" on any cloud, mobile or social platform, combining Rollbase with our existing Open Edge, DataDirect and Corticon products in a single platform.

As a result of the enhancements to our existing products and renewed focus on our core products, we have experienced improved financial performance during the first half of fiscal year 2013. However, we are still in the early stages of our transition to becoming a leading vendor in the aPaas market. As a result, we anticipate continued reinvestment in our products will be necessary and sustainable increases in revenue may not be foreseeable in the near term. Overall, our investments to improve our product lines require time to impact performance. Until these investments are realized, our operating margins will be adversely impacted.

In addition, our new business focus and new strategy has required us to restructure our organization and the way we go to market, how we think about and implement product roadmaps and how we operate and report our financial results, all of which caused additional disruption and could cause additional disruption in the future as we implement our new go to market plans. Our operating performance is also being adversely impacted by temporarily higher expense levels as we transition away from the product lines we divested. We expect to be impacted by higher expense levels until all appropriate steps are taken under our Plan to improve our operating margin.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations.

In June 2013, we entered into a definitive purchase and sale agreement to divest our Apama product line to Software AG. The target market, deployment and sales model for the Apama product line differs significantly from those of our aPaas strategy and the divestiture allows us to focus entirely on providing leading cloud and mobile application development technologies through a single cohesive platform. The sale is expected to close in July 2013 for $44.3 million.

We believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit line will be sufficient to finance our operations and meet our foreseeable cash requirements, including our plans to repurchase shares of our common stock, through at least the next twelve months.

Our Board of Directors also authorized us to repurchase $350.0 million of our common stock through November 2013. In October 2012, under the authorization, we announced the adoption of a 10b5-1 plan to repurchase up to $250.0 million of our common stock through June 30, 2013, or earlier. We completed the 10b5-1 plan in May 2013, having repurchased 11.7 million shares of our common stock for $250.0 million. Through May 31, 2013, we have repurchased a total of 12.1 million shares for $257.9 million under the $350.0 million authorization.

In June 2013, we announced the adoption of a Rule 10b5-1 share repurchase plan for the purpose of repurchasing up to $100 million of our common stock as part of our previously announced repurchase authorization, which the Board of Directors increased by $10 million to $360 million. The plan will be active from July 1, 2013 until December 31, 2013 or, if earlier, upon the repurchase of $100 million of our common stock under the plan. As of July 1, 2013, we have repurchased 86,000 shares of our common stock for $2.0 million under this plan.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Percentage Change
	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Revenue:
Software licenses	36%	28%	36%	32%	43%	18%
Maintenance and services	64	72	64	68	(2)	—
Total revenue	100	100	100	100	10	6
Costs of revenue:
Cost of software licenses	2	2	2	2	—	26
Cost of maintenance and services	9	10	9	9	(2)	4
Amortization of acquired intangibles	—	—	—	—	3	(26)
Total costs of revenue	11	12	11	11	(1)	7
Gross profit	89	88	89	89	12	5
Operating expenses:
Sales and marketing	32	26	33	27	34	29
Product development	18	14	17	13	41	37
General and administrative	17	24	17	21	(22)	(14)
Amortization of acquired intangibles	—	—	—	—	(20)	(19)
Restructuring expenses	3	6	2	3	(42)	(21)
Acquisition-related expenses	2	—	1	—	100	492
Total operating expenses	72	70	70	64	12	15
Income from operations	17	18	19	25	12	(20)
Other (expense) income	—	—	(1)	—	(217)	(262)
Income from continuing operations before income taxes	17	18	18	25	8	(24)
Provision for income taxes	7	6	7	9	42	(17)
Income from continuing operations	10	12	11	16	(8)	(27)
Income (loss) from discontinued operations, net	(5)	(15)	10	(12)	61	189
Net income	5%	(3)%	21%	4%	305%	528%

Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2013	May 31, 2012	As Reported	Constant Currency
Revenue	$81,705	$74,128	10%	12%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2013	May 31, 2012	As Reported	Constant Currency
Revenue	$165,438	$156,599	6%	6%

Total revenue increased $7.6 million, or 12% on a constant currency basis and 10% using actual exchange rates, in the second quarter of fiscal year 2013 as compared to the same quarter last year and increased $8.8 million, or 6% on a constant currency basis and 6% using actual exchange rates, in the first six months of fiscal year 2013 as compared to the same period in the prior year. The increase was primarily a result of an increase in license revenue, driven by an increased focus on OpenEdge and DataDirect products in the North America and EMEA regions.

Changes in prices from fiscal year 2012 to 2013 did not have a significant impact on our revenue. Changes in foreign currency exchange rates negatively impacted our reported revenues.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2013	May 31, 2012	As Reported	Constant Currency
License	$29,347	$20,506	43%	45%
As a percentage of total revenue	36%	28%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2013	May 31, 2012	As Reported	Constant Currency
License	$59,254	$50,179	18%	19%
As a percentage of total revenue	36%	32%

License revenue increased $8.8 million, or 43%, in the second quarter of fiscal year 2013 as compared to the same quarter last year, and increased $9.1 million, or 18%, in the first six months of fiscal year 2013 as compared to the same period last year. The increase was driven by an increased focus on OpenEdge and DataDirect products in the North America and EMEA regions.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2013	May 31, 2012	As Reported	Constant Currency
Maintenance	$50,419	$51,350	(2)%	(1)%
As a percentage of total revenue	62%	69%
Professional services	1,939	2,272	(15)%	(14)%
As a percentage of total revenue	2%	3%
Total maintenance and services revenue	$52,358	$53,622	(2)%	(1)%
As a percentage of total revenue	64%	72%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2013	May 31, 2012	As Reported	Constant Currency
Maintenance	$101,875	$101,515	—%	1%
As a percentage of total revenue	62%	65%
Professional services	4,309	4,905	(12)%	(12)%
As a percentage of total revenue	2%	3%
Total maintenance and services revenue	$106,184	$106,420	—%	1%
As a percentage of total revenue	64%	68%

Maintenance and services revenue decreased $1.3 million, or 2%, in the second quarter of fiscal year 2013 as compared to the same quarter last year. Maintenance revenue decreased 2% and professional services revenue decreased 15% in the second quarter of fiscal year 2013 as compared to the second quarter of fiscal year 2012.

Maintenance and services revenue was flat in the first six months of fiscal year 2013 as compared to the same period last year, primarily as a result of maintenance revenue remaining consistent year over year. Professional services revenue decreased 12% in the first six months of fiscal year 2013 as compared to the first six months of fiscal year 2012.

Maintenance revenue remained flat in the second quarter of fiscal year 2013 and the first six months of fiscal year 2013 compared to the same time periods of the previous year as maintenance renewal rates remained consistent with our historical rates. Professional services revenue decreased due to a lower number of professional services engagements.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2013	May 31, 2012	As Reported	Constant Currency
North America	$37,540	$32,190	17%	17%
As a percentage of total revenue	46%	44%
EMEA	$33,481	$30,689	9%	11%
As a percentage of total revenue	41%	41%
Latin America	$6,526	$6,660	(2)%	4%
As a percentage of total revenue	8%	9%
Asia Pacific	$4,158	$4,589	(9)%	(7)%
As a percentage of total revenue	5%	6%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2013	May 31, 2012	As Reported	Constant Currency
North America	$76,849	$68,932	11%	11%
As a percentage of total revenue	46%	44%
EMEA	$66,029	$64,197	3%	3%
As a percentage of total revenue	40%	41%
Latin America	$13,348	$14,046	(5)%	3%
As a percentage of total revenue	8%	9%
Asia Pacific	$9,212	$9,424	(2)%	(1)%
As a percentage of total revenue	6%	6%

Total revenue generated in North America increased $5.4 million, or 17%, as compared to the same quarter last year, and represented 46% and 44% of total revenue in the second quarter of fiscal years 2013 and 2012, respectively. Total revenue generated in markets outside North America increased $2.2 million, or 8% on a constant currency basis and 5% using actual exchange rates, in the second quarter of fiscal year 2013 as compared to the same quarter last year, and represented 54% and 56% of total revenue in the second quarter of fiscal year 2013 and 2012, respectively. If exchange rates had remained constant in the second quarter of fiscal year 2013 as compared to the exchange rates in effect in the second quarter of fiscal year 2012, total revenue generated in markets outside North America would have represented 55% of total revenue.

Total revenue generated in North America increased $7.9 million, or 11%, as compared to the same period last year, and represented 46% and 44% of total revenue in the first six months of fiscal year 2013 and 2012, respectively. Total revenue generated in markets outside North America increased $0.9 million, or 3% on a constant currency basis and 1% using actual exchange rates, in the first six months of fiscal year 2013 as compared to the same period last year, and represented 54% and 56% of total revenue in the first six months of fiscal 2013 and 2012, respectively. If exchange rates had remained constant in the first six months of fiscal year 2013 as compared to the exchange rates in effect in the first six months of fiscal year 2012, total revenue generated in markets outside North America would have represented 54% of total revenue.

In the second quarter and first six months of fiscal year 2013, Latin America and Asia Pacific were hurt by weaker local currencies. Asia Pacific was also negatively impacted as we transitioned sales leadership in that region.

Cost of Software Licenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Percentage Change	May 31, 2013	May 31, 2012	Percentage Change
Cost of software licenses	$1,356	$1,357	—%	$3,446	$2,743	26%
As a percentage of software license revenue	5%	7%		6%	5%
As a percentage of total revenue	2%	2%		2%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses was flat in the second quarter of fiscal year 2013 as compared to the same quarter last year, and decreased as a percentage of software license revenue from 7% to 5%. Cost of software licenses increased $0.7 million, or 26%, in the first six months of fiscal year 2013 as compared to the same period last year, and increased as a percentage of software license revenue from 5% to 6%. The increase in the first six months of fiscal year 2013 was primarily due to higher royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Percentage Change	May 31, 2013	May 31, 2012	Percentage Change
Cost of maintenance and services	$6,990	$7,114	(2)%	$14,640	$14,039	4%
As a percentage of maintenance and services revenue	13%	13%		14%	13%
As a percentage of total revenue	9%	10%		9%	9%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services decreased $0.1 million, or 2%, in the second quarter of fiscal year 2013 as compared to the same quarter last year, and remained stable as a percentage of maintenance and services revenue at 13%. Cost of maintenance and services increased $0.6 million, or 4%, in the first six months of fiscal year 2013 as compared to the same period last year, and increased as a percentage of maintenance and services revenue from 13% to 14%. The decrease in cost of maintenance and services in the second quarter of fiscal year 2013 as compared to the same quarter last year is consistent with the decrease in maintenance and services revenue. The increase in cost of maintenance and services in the first six months of fiscal year 2013 as compared to the same period last year is due to higher costs associated with professional services engagements.

Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Percentage Change	May 31, 2013	May 31, 2012	Percentage Change
Amortization of acquired intangibles	$143	$139	3%	$282	$383	(26)%
As a percentage of total revenue	—%	—%		—%	—%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles remained consistent in the second quarter of fiscal year 2013 as compared to the same quarter last year, and decreased $0.1 million, or 26%, in the first six months of fiscal year 2013 as compared to the same period last year. The decrease in the first six months of fiscal year 2013 was due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Percentage Change	May 31, 2013	May 31, 2012	Percentage Change
Gross profit	$73,216	$65,518	12%	$147,070	$139,434	5%
As a percentage of total revenue	89%	88%		89%	89%

Our gross profit increased $7.7 million, or 12%, in the second quarter of fiscal year 2013 as compared to the same quarter last year, and increased $7.6 million, or 5%, in the first six months of fiscal year 2013 as compared to the same period last year. Our gross profit as a percentage of total revenue increased from 88% in the second quarter of fiscal year 2012 to 89% in the second quarter of fiscal year 2013 and was 89% in the first six months of 2012 and 2013, respectively. The increase in our gross profit was primarily due to higher license revenue.

Sales and Marketing

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Percentage Change	May 31, 2013	May 31, 2012	Percentage Change
Sales and marketing	$25,890	$19,373	34%	$54,532	$42,115	29%
As a percentage of total revenue	32%	26%		33%	27%

Sales and marketing expenses increased $6.5 million, or 34%, in the second quarter of fiscal year 2013 as compared to the same quarter last year, and increased as a percentage of total revenue from 26% to 32%. Sales and marketing expense increased $12.4 million, or 29%, in the first six months of fiscal year 2013 as compared to the same period last year, and increased as a percentage of total revenue from 27% to 33%. The increase in sales and marketing expenses in the first six months of fiscal year 2013 was primarily due to the absorption into our continuing operations of costs previously required to support our divested product lines. The increase was offset by lower compensation-related costs in the first six months of fiscal year 2013 as a result of the headcount reduction actions, which occurred in the second half of fiscal year 2012. The increase was also offset by incremental compensation-related expenses of $1.4 million recognized in the first six months of fiscal year 2012 due to the separation of one of our sales and marketing executives.

Product Development

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Percentage Change	May 31, 2013	May 31, 2012	Percentage Change
Product development	$14,671	$10,387	41%	$28,293	$20,699	37%
As a percentage of total revenue	18%	14%		17%	13%

Product development expenses increased $4.3 million, or 41%, in the second quarter of fiscal year 2013 as compared to the same quarter last year, and increased as a percentage of revenue from 14% to 18%. Product development expenses increased $7.6 million, or 37%, in the first six months of fiscal year 2013 as compared to the same period last year, and increased as a percentage of revenue from 13% to 17%. The increase was primarily due to the absorption into our continuing operations of costs previously required to support our divested product lines. The increase is also attributed to higher costs related to our new product development strategy. The increase was offset by lower compensation-related costs in the first six months of fiscal year 2013 as a result of the headcount reduction actions, which occurred in the second half of fiscal year 2012.

General and Administrative

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Percentage Change	May 31, 2013	May 31, 2012	Percentage Change
General and administrative	$14,064	$18,014	(22)%	$28,730	$33,414	(14)%
As a percentage of total revenue	17%	24%		17%	21%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased $4.0 million, or 22%, in the second quarter of fiscal year 2013 as compared to the same quarter in the prior year, and decreased as a percentage of revenue from 24% to 17%. General and administrative expenses decreased $4.7 million, or 14%, in the first six months of fiscal year 2013 as compared to the same period in the prior year, and decreased as a percentage of revenue from 21% to 17%. The decrease in the first six months of fiscal year 2013 was primarily due to incremental costs incurred in the first six months of fiscal year 2012 for stock-based compensation associated with the hiring of a new Chief Executive Officer in December 2011, $0.9 million for a litigation settlement, and $3.2 million of proxy contest-related costs. The decrease is also the result of costs savings in fiscal year 2013 from our restructuring actions and other cost control measures, which were initiated in the second half of fiscal year 2012.

Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Percentage Change	May 31, 2013	May 31, 2012	Percentage Change
Amortization of acquired intangibles	$167	$208	(20)%	$338	$415	(19)%
As a percentage of total revenue	—%	—%		—%	—%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles decreased $41,000, or 20%, in the second quarter of fiscal year 2013 as compared to the same quarter last year, and decreased $77,000, or 19%, in the first first six months of fiscal year 2013 as compared to the same period last year. The decrease in the second quarter and first six months of fiscal year 2013 is due to the completion of amortization of certain intangible assets acquired in prior years.

Restructuring Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Percentage Change	May 31, 2013	May 31, 2012	Percentage Change
Restructuring expenses	$2,766	$4,736	(42)%	$3,726	$4,736	(21)%
As a percentage of total revenue	3%	6%		2%	3%

Restructuring expenses recorded in the second quarter and first six months of fiscal year 2013 relate to the restructuring activities occurring in fiscal year 2012. See Note 12 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Percentage Change	May 31, 2013	May 31, 2012	Percentage Change
Acquisition-related expenses	$1,272	$—	100%	$1,272	$215	492%
As a percentage of total revenue	2%	—%		1%	—%

Acquisition-related expenses in fiscal year 2013 are transaction-related costs, primarily a contract termination fee and professional services fees associated with the acquisition of Rollbase, which was acquired in the second quarter of fiscal year 2013 (see Note 7). Acquisition-related expenses in fiscal year 2012 are transaction-related costs, primarily professional services fees, employee severance and facility closing costs associated with the acquisition of Corticon Technologies, Inc., which was acquired in the fourth quarter of fiscal year 2011.

Income From Operations

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Percentage Change	May 31, 2013	May 31, 2012	Percentage Change
Income from operations	$14,386	$12,800	12%	$30,179	$37,840	(20)%
As a percentage of total revenue	17%	18%		19%	25%

Income from operations increased $1.6 million, or 12%, in the second quarter of fiscal year 2013 as compared to the same quarter last year, and decreased $7.7 million, or 20%, in the first six months of fiscal year 2013 as compared to the first six months of fiscal year 2012. The increase in the second quarter of fiscal year 2013 was primarily the result of the increase in license revenue. The decrease in the first six months of fiscal year 2013 was primarily the result of the absorption into our continuing operations of costs previously required to support our divested product lines, as previously discussed.

Other (Expense) Income

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Percentage Change	May 31, 2013	May 31, 2012	Percentage Change
Interest income and other	$244	$743	(67)%	$775	$1,335	(42)%
Foreign currency loss, net	(536)	(494)	(9)%	(1,615)	(816)	(98)%
Total other (expense) income, net	$(292)	$249	(217)%	$(840)	$519	(262)%
As a percentage of total revenue	—%	—%		(1)%	—%

Other income decreased $0.5 million in the second quarter of fiscal year 2013 as compared to the same quarter last year, and decreased $1.4 million in the first six months of fiscal year 2013 as compared to the first six months of fiscal year 2012. The decrease in interest income is due to lower cash balances and lower interest rates in certain countries during fiscal year 2013 and additional interest income on tax credits during fiscal year 2012. The increase in foreign currency losses is a result of movements in exchange rates and the impact on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Percentage Change	May 31, 2013	May 31, 2012	Percentage Change
Provision for income taxes	$5,952	$4,194	42%	$11,384	$13,644	(17)%
As a percentage of total revenue	7%	6%		7%	9%

Our effective tax rate was 39% in the first six months of fiscal year 2013 compared to 36% in the first six months of fiscal year 2012. The increase was primarily due to a $0.3 million increase in unfavorable discrete tax items in the first six months of fiscal year 2013 compared to the first six months of fiscal year 2012. In addition, in the second quarter, we estimate a greater effective tax rate for fiscal year 2013 versus fiscal year 2012.

Net Income

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012	Percentage Change	May 31, 2013	May 31, 2012	Percentage Change
Income from continuing operations	$8,142	$8,855	(8)%	$17,955	$24,715	(27)%
Income (loss) from discontinued operations	(4,232)	(10,763)	61%	17,073	(19,134)	189%
Net income	$3,910	$(1,908)	305%	$35,028	$5,581	528%
As a percentage of total revenue	5%	(3)%		21%	4%

Income (loss) from discontinued operations includes the revenues and direct expenses of the product lines we divested in fiscal year 2012 and the first quarter of fiscal year 2013 and the Apama product line, all of which qualify for treatment as discontinued operations. In the first six months of fiscal year 2013, the income from discontinued operations also includes the pre-tax gains on the sales of our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion and Sonic product lines of $35.1 million. See Note 6 of Item 1 of this Quarterly Report for additional information related to our divested product lines.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	May 31, 2013	November 30, 2012
Cash and cash equivalents	$218,387	$301,792
Short-term investments	37,417	53,425
Total cash, cash equivalents and short-term investments	$255,804	$355,217

The decrease in cash, cash equivalents and short-term investments of $99.4 million from the end of fiscal year 2012 was primarily due to repurchases of our common stock of $176.5 million, the payment, net of cash acquired, for the acquisition of Rollbase of $9.5 million and cash outflows from operations of $11.4 million. The decrease was partially offset by proceeds from the sales of our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion and Sonic product lines of $73.4 million and issuances of common stock upon exercise of stock options and employee stock purchases of $32.4 million. There are no restrictions on our ability to access our cash, cash equivalents and short-term investments.

As of May 31, 2013, $118.8 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries.  A portion of this amount relates to the net undistributed earnings of our foreign subsidiaries which are considered to be permanently reinvested, and as such, they are not available to fund our domestic operations. If we were to repatriate the earnings, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

Share Repurchase Program

During the second quarter of fiscal year 2012, as part of the Plan, the Board of Directors authorized a $350.0 million return of capital to shareholders in the form of a share repurchase through fiscal year 2013. In October 2012, we announced the adoption of a 10b5-1 plan, under the Board of Directors previous authorization, to repurchase up to $250.0 million of our common stock through June 30, 2013, or earlier. We completed the plan in May 2013, having repurchased 11.7 million shares for $250.0 million. Through May 31, 2013, we have repurchased a total of 12.1 million shares for $257.9 million under the $350.0 million authorization.

In June 2013, we announced the adoption of a Rule 10b5-1 share repurchase plan for the purpose of repurchasing up to $100 million of our common stock as part of our previously announced repurchase authorization, which the Board of Directors increased by $10 million to $360 million. The plan will be active from July 1, 2013 until December 31, 2013 or, if earlier, upon the repurchase of $100 million of our common stock under the plan. We previously utilized a Rule 10b5-1 plan to repurchase $250 million of our common stock between October 2012 and May 2013. As of July 1, 2013, we have repurchased 86,000 shares of our common stock for $2.0 million under this plan.

Divestiture of Product Lines

In fiscal year 2012 and the first quarter of fiscal year 2013, we entered into definitive purchase and sale agreements to divest the ten product lines which were not considered core to our business and all of the divestitures were completed by the end of the first quarter of fiscal year 2013. The aggregate purchase price was approximately $130.0 million. In June 2013, we entered into a definitive purchase and sale agreement to divest our Apama product line to Software AG. The sale is expected to close in July 2013 for $44.3 million. As of the end of the fiscal second quarter of 2013, we met the requirements to classify the Apama product line as both held for sale and discontinued operations in the condensed consolidated financial statements.

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

As part of the 2012 restructuring, we incurred expenses in the first six months of fiscal year 2013 totaling $4.1 million, of which $1.1 million represents excess facilities and other costs and $3.0 million represents employee severances and related benefits. We expect to incur additional costs through the remainder of fiscal year 2013, which we estimate to be $1.3 million for excess facilities and other costs and $0.3 million for employee severance and related benefits. The estimated costs not yet recorded in the condensed consolidated statement of income relate to excess facilities costs, net of sublease assumptions, and employee severance-related costs as we transition away from our divested product lines.

As of May 31, 2013, $3.4 million of the cumulative expenses recognized under the 2012 restructuring remains unpaid. The restructuring liability does not include the estimated $1.6 million of additional expenses we expect to incur through fiscal year 2013. We expect to pay the majority of the restructuring liability in the next twelve months, however, excess facilities costs will continue through fiscal year 2016.

During the first and third quarters of fiscal year 2010, we undertook restructuring activities to improve efficiencies in our operations. As of May 31, 2013, none of the restructuring charge remains unpaid.

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

The Credit Agreement contains customary affirmative and negative covenants, including a requirement to maintain a balance of at least $100.0 million in cash and cash equivalents while repurchasing shares of our common stock or making other restricted equity-related payments (e.g. cash dividend distributions). We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of May 31, 2013, there were no amounts outstanding under the revolving line and $0.4 million of letters of credit outstanding. We are in compliance with our covenants by a significant margin.

Auction Rate Securities

In addition to the $255.8 million of cash, cash equivalents and short-term investments, we had investments with a fair value of $26.5 million related to auction rate securities (ARS). These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 11 to 30 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.

Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At May 31, 2013, our ARS investments totaled $30.7 million at par value. These ARS are classified as available-for-sale securities.

For each of our ARS classified as available-for-sale for which the issuer is not in default, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. One issuer of our ARS is currently in default, but the underlying bond insurer is making interest payments on the issuers' behalf. In this situation, we evaluated the credit strength of the insurer and used a market approach. Based on these methodologies, we determined that the fair value of our ARS investments is $26.5 million at May 31, 2013, and we have recorded a temporary impairment charge in accumulated other comprehensive loss of $4.2 million to reduce the value of our available-for-sale ARS investments.

We will not be able to access the funds associated with our ARS until a future auction for these ARS is successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-

term liquidity and are therefore classified as long-term investments on our condensed consolidated balance sheet at May 31, 2013.

Based on our cash, cash equivalents and short-term investments balance of $255.8 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment of these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.

Cash Flows from Operating Activities

	Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012
Net income	$35,028	$5,581
Non-cash reconciling items included in net income	(19,043)	31,742
Changes in operating assets and liabilities	(27,403)	16,366
Net cash flows (used in) from operating activities	$(11,418)	$53,689

The decrease in cash generated from operations in the first six months of fiscal year 2013 as compared to the first six months of fiscal year 2012 was primarily due to $41.7 million in payments made for income taxes related to the divestitures of the product lines occurring in the fourth quarter of fiscal year 2012 and first quarter of fiscal year 2013. Total tax payments made in the first six months of fiscal year 2013 were $52.3 million, compared to $12.6 million in the first six months of fiscal year 2012. The decrease is also attributable to an increase in annual bonus payments made in the first quarter of fiscal year 2013 as compared to fiscal year 2012.

Our gross accounts receivable as of May 31, 2013 decreased by $20.5 million from the end of fiscal year 2012. Days sales outstanding (DSO) in accounts receivable from continuing operations was 56 days, down from 70 days at the end of fiscal year 2012, which contributed to the decrease in gross accounts receivable from the end of fiscal year 2012. We target a DSO range of 60 to 80 days.

Cash Flows from Investing Activities

	Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012
Net investment activity	$15,235	$19,193
Purchases of property and equipment	(2,386)	(6,141)
Payments for acquisitions, net of cash acquired	(9,450)	—
Proceeds from divestitures, net	73,381	—
Other investing activities	172	(52)
Net cash flows from investing activities	$76,952	$13,000

Net cash inflows and outflows of our net investment activity is primarily a result of the timing of our purchases and maturities of securities which are classified as cash equivalents or short-term securities. We purchased $2.4 million of property and equipment in the first six months of fiscal year 2013 as compared to $6.1 million in the first six months of fiscal year 2012. Spending slowed throughout fiscal year 2012 as we neared the implementation of the upgrades to our order management system in the first quarter of fiscal year 2013. Overall purchases consisted primarily of computer equipment and software and building and leasehold improvements.

In the second quarter of fiscal year 2013, we acquired 100% of the equity interests in Rollbase, a privately held software vendor for $9.9 million, which included $9.5 million in cash paid. In the first quarter of fiscal year 2013, we completed the divestitures of our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion and Sonic product lines, and received proceeds of $75.5 million, which were offset by direct transactions costs.

Cash Flows from Financing Activities

	Six Months Ended
(In thousands)	May 31, 2013	May 31, 2012
Proceeds from stock-based compensation plans	$32,443	$20,487
Repurchases of common stock	(176,537)	—
Other financing activities	(1,194)	(1,567)
Net cash flows (used in) from financing activities	$(145,288)	$18,920

We received $32.4 million in the first six months of fiscal year 2013 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $20.5 million in the first six months of fiscal year 2012. In the first six months of fiscal year 2013, we repurchased $176.5 million of our common stock under our share repurchase plan.

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

Revenue Backlog

(In thousands)	May 31, 2013	May 31, 2012
Deferred revenue, primarily related to unexpired maintenance and support contracts (1)	$103,466	$152,399
Multi-year licensing arrangements (2)	15,841	21,058
Open software license orders received but not shipped (2)	—	—
Total revenue backlog	$119,307	$173,457

(1)
Deferred revenue as of May 31, 2012 included the deferred revenue of the 10 product lines we sold in the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013. Since the ten product lines were divested prior to May 31, 2013, the deferred revenue balances as of May 31, 2013 is not comparable to the prior period presented. The deferred revenue as of May 31, 2013 excludes $4.0 million of deferred revenue that is held for sale as part of the Apama product line divestiture, and includes $0.1 million of contractual maintenance which has not been invoiced or included on our balance sheet and relates to a customer who changed its invoicing schedule and if excluded, amounts would not be comparable to the prior period presented.

(2)	Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.

We typically fulfill most of our software license orders within 30 days of acceptance of a purchase order. Assuming all other revenue recognition criteria have been met, we recognize software license revenue upon shipment of the product, or if delivered electronically, when the customer has the right to access the software. Because there are many elements governing when revenue is recognized, including when orders are shipped, credit approval obtained, completion of internal control processes over revenue recognition and other factors, management has some control in determining the period in which certain revenue is recognized. We had in the past and may have in the future open software license orders which have not shipped or have otherwise not met all the required criteria for revenue recognition. Although the amount of open software license orders may vary at any time, we generally do not believe that the amount, if any, of such software license orders at the end of a particular quarter is a reliable indicator of future performance. In addition, there is no industry standard for the definition of backlog and there may be an element of estimation in determining the amount. As such, direct comparisons with other companies may be difficult or potentially misleading.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulative Other Comprehensive Income (ASU 2013-02), which replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety. We adopted ASU 2013-02 in the second quarter of fiscal year 2013 and applied it prospectively. The adoption of ASU 2013-02 did not have any impact on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of fiscal year 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2012 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

As a result of the material weakness described above, we have begun to implement changes to our internal control over financial reporting in accordance with our remediation plan.  These changes include the following:

•	The termination of employment of various sales representatives and a former regional sales director determined to be in violation of our revenue recognition policy and code of conduct;

•
The enhancement of communications from senior management, including the Chief Executive Officer, Senior Vice President of Global Field Operations and General Counsel and Chief Compliance Officer, regarding inappropriate business arrangements;

•	The expansion of our existing sales employee certification process to include all Global Field Operations personnel, revenue operations personnel and commercial legal support personnel;

•	Additional revenue recognition and compliance training to sales employees;

•	The enhancement of processes with respect to the assessment of existing customer and partner credit worthiness; and

•	The expansion of our existing quarterly pyramid certification process to include all direct reports of the CEO staff.

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

In addition, during the six months ended May 31, 2013, we implemented a new order management system.  Management has made changes to internal controls as a result of the implementation, as appropriate. There have been no other changes to our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the second quarter of fiscal year 2013 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 2013	1,055	$23.56	1,055	$130,479
April 2013	1,738	21.59	1,738	92,959
May 2013	37	21.95	37	92,145
Total	2,830	$22.33	2,830	$92,145

(1)
In April 2012, the Board of Directors authorized a $350.0 million return of capital to shareholders in the form of share repurchases through fiscal year 2013, and in October 2012 we launched a 10b5-1 to repurchase up to $250.0 million of our common stock through June 30, 2013, under the authorization. We completed this 10b5-1 in May 2013.

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

101***
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended May 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2013 and November 30, 2012; (ii) Condensed Consolidated Statements of Income for the three and six months ended May 31, 2013 and May 31, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2013 and May 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2013 and May 31, 2012; and (v) Notes to Condensed Consolidated Financial Statements.

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

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	July 10, 2013	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 10, 2013	/s/ CHRIS E. PERKINS
Chris E. Perkins
Senior Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Dated:	July 10, 2013	/s/ PAUL A. JALBERT
Paul A. Jalbert
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)