Form 10-Q
period 2013-08-31
PROGRESS SOFTWARE CORP /MA
filed 2013-10-09
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013

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
Yes  ☐ No  ☒
As of October 2, 2013, there were 51,917,408 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE NINE MONTHS ENDED AUGUST 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	August 31, 2013	November 30, 2012
Assets
Current assets:
Cash and cash equivalents	$215,342	$301,792
Short-term investments	26,640	53,425
Total cash, cash equivalents and short-term investments	241,982	355,217
Accounts receivable (less allowances of $2,392 and $3,024, respectively)	53,620	70,793
Other current assets	27,252	16,478
Deferred tax assets	12,783	16,301
Assets held for sale	—	68,029
Total current assets	335,637	526,818
Property and equipment, net	56,889	63,071
Intangible assets, net	10,690	5,119
Goodwill	224,290	226,110
Deferred tax assets	24,197	26,565
Investments in auction rate securities	26,573	26,321
Other assets	8,314	10,973
Total assets	$686,590	$884,977
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	5,797	10,477
Accrued compensation and related taxes	23,813	39,105
Income taxes payable	—	21,486
Other accrued liabilities	37,626	39,876
Short-term deferred revenue	96,534	103,925
Liabilities held for sale	—	25,285
Total current liabilities	163,770	240,154
Long-term deferred revenue	1,044	2,817
Deferred tax liabilities	477	1,032
Other noncurrent liabilities	1,944	2,575
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 52,311,645 shares in 2013 and 59,594,961 shares in 2012	214,915	300,333
Retained earnings, including accumulated other comprehensive loss of $14,676 in 2013 and $10,764 in 2012	304,440	338,066
Total shareholders’ equity	519,355	638,399
Total liabilities and shareholders’ equity	$686,590	$884,977
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Revenue:
Software licenses	$25,666	$22,637	$84,920	$72,816
Maintenance and services	51,912	51,734	158,096	158,154
Total revenue	77,578	74,371	243,016	230,970
Costs of revenue:
Cost of software licenses	1,587	1,375	5,033	4,117
Cost of maintenance and services	6,403	7,974	21,043	22,013
Amortization of acquired intangibles	529	139	811	522
Total costs of revenue	8,519	9,488	26,887	26,652
Gross profit	69,059	64,883	216,129	204,318
Operating expenses:
Sales and marketing	24,554	24,970	79,086	67,085
Product development	14,615	12,631	42,908	33,330
General and administrative	13,660	14,375	42,390	47,789
Amortization of acquired intangibles	211	207	549	622
Restructuring expenses	5,401	1,411	9,127	6,147
Acquisition-related expenses	957	—	2,229	215
Total operating expenses	59,398	53,594	176,289	155,188
Income from operations	9,661	11,289	39,840	49,130
Other (expense) income:
Interest income and other	371	1,017	1,146	2,352
Foreign currency loss, net	(194)	(660)	(1,809)	(1,476)
Total other (expense) income, net	177	357	(663)	876
Income from continuing operations before income taxes	9,838	11,646	39,177	50,006
Provision for income taxes	2,634	3,902	14,018	17,546
Income from continuing operations	7,204	7,744	25,159	32,460
Income (loss) from discontinued operations, net	17,639	(1,906)	34,712	(21,041)
Net income	$24,843	$5,838	$59,871	$11,419
Earnings per share:
Basic:
Continuing operations	$0.13	$0.12	$0.45	$0.52
Discontinued operations	0.33	(0.03)	0.63	(0.33)
Net income per share	$0.46	$0.09	$1.08	$0.18
Diluted:
Continuing operations	$0.13	$0.12	$0.45	$0.51
Discontinued operations	0.32	(0.03)	0.62	(0.33)
Net income per share	$0.46	$0.09	$1.06	$0.18
Weighted average shares outstanding:
Basic	53,532	63,469	55,451	62,888
Diluted	54,389	64,105	56,292	63,795
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Net income	$24,843	$5,838	$59,871	$11,419
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,548)	658	(4,010)	(1,365)
Unrealized gain (loss) on investments, net of tax provision of $6 and $57 for the third quarter and the first nine months of 2013 and net of tax benefit of $54 and tax provision of $37 for the third quarter and first nine months of 2012, respectively	11	(93)	98	726
Total other comprehensive (loss) income, net of tax	(1,537)	565	(3,912)	(639)
Comprehensive income	$23,306	$6,403	$55,959	$10,780

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012
Cash flows from operating activities:
Net income	$59,871	$11,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,402	6,990
Amortization of acquired intangibles and other	2,972	18,379
Stock-based compensation	16,360	21,504
Gain on dispositions	(70,991)	—
Asset impairment	111	875
Deferred income taxes	2,179	888
Tax (deficiency) benefit from stock plans	(532)	563
Excess tax benefit from stock plans	(1,188)	(1,338)
Allowances for accounts receivable	(123)	774
Changes in operating assets and liabilities:
Accounts receivable	19,967	30,250
Other assets	(5,690)	(5,412)
Accounts payable and accrued liabilities	(17,416)	4,201
Income taxes payable and uncertain tax positions	(22,762)	(2,760)
Deferred revenue	(4,439)	(10,619)
Net cash flows (used in) from operating activities	(13,279)	75,714
Cash flows from investing activities:
Purchases of investments	—	(27,924)
Sales and maturities of investments	25,685	70,185
Redemptions and sales of auction rate securities	25	2,925
Purchases of property and equipment	(2,989)	(6,606)
Payments for acquisitions, net of cash acquired	(9,450)	—
Proceeds from divestitures, net	111,120	—
Increase in other noncurrent assets	835	247
Net cash flows from investing activities	125,226	38,827
Cash flows from financing activities:
Proceeds from stock-based compensation plans	49,109	24,284
Purchases of common stock related to withholding taxes from the issuance of restricted stock units	(2,823)	(2,681)
Repurchases of common stock	(241,184)	—
Excess tax benefit from stock plans	1,188	1,338
Payment of long-term debt	—	(357)
Net cash flows (used in) from financing activities	(193,710)	22,584
Effect of exchange rate changes on cash	(4,687)	(3,822)
Net (decrease) increase in cash and cash equivalents	(86,450)	133,303
Cash and cash equivalents, beginning of period	301,792	161,095
Cash and cash equivalents, end of period	$215,342	$294,398

Condensed Consolidated Statements of Cash Flows, continued

	Nine Months Ended
	August 31, 2013	August 31, 2012
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $4,324 in 2013 and $632 in 2012	$66,596	$13,912
Non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$9,890	$8,669
Unsettled repurchases of common stock	$3,301	$—
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

In June 2013, we entered into a definitive purchase and sale agreement to divest our Apama product line to Software AG. The target market, deployment and sales model for the Apama product line differed significantly from those of our application development platform and the divestiture allowed us to focus entirely on providing leading cloud and mobile application development technologies through a single cohesive platform. The sale closed in July 2013 for a purchase price of $44.3 million. The revenue and direct expenses of the Apama product line are included in discontinued operations in our consolidated statements of income, including prior period amounts which have been revised to reflect the presentation.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.
In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). ASU 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at August 31, 2013 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$156,428	$—	$—	$156,428
Money market funds	58,914	—	—	58,914
State and municipal bond obligations	26,504	137	(1)	26,640
Auction rate securities – municipal bonds	27,150	—	(3,443)	23,707
Auction rate securities – student loans	3,500	—	(634)	2,866
Total	$272,496	$137	$(4,078)	$268,555

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2012 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$176,201	$—	$—	$176,201
Money market funds	125,591	—	—	125,591
State and municipal bond obligations	50,565	255	(2)	50,818
Auction rate securities – municipal bonds	27,175	—	(3,755)	23,420
Auction rate securities – student loans	3,500	—	(599)	2,901
Corporate bonds	2,608	—	(1)	2,607
Total	$385,640	$255	$(4,357)	$381,538

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	August 31, 2013			November 30, 2012
	Cash and Equivalents	Short-Term Investments	Long-Term Investments	Cash and Equivalents	Short-Term Investments	Long-Term Investments
Cash	$156,428	$—	$—	$176,201	$—	$—
Money market funds	58,914	—	—	125,591	—	—
State and municipal bond obligations	—	26,640	—	—	50,818	—
Auction rate securities – municipal bonds	—	—	23,707	—	—	23,420
Auction rate securities – student loans	—	—	2,866	—	—	2,901
Corporate bonds	—	—	—	—	2,607	—
Total	$215,342	$26,640	$26,573	$301,792	$53,425	$26,321

The valuation methodologies for our auction rate securities (ARS) are described in Note 4. Based on these methodologies, we determined that the fair value of our ARS investments is $26.6 million and $26.3 million at August 31, 2013 and November 30, 2012, respectively. The temporary impairment recorded in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $4.1 million and $4.4 million at August 31, 2013 and November 30, 2012, respectively.

We will not be able to access the funds associated with our ARS investments until future auctions for these ARS are successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the condensed consolidated balance sheets at August 31, 2013 and November 30, 2012.

Based on our cash, cash equivalents and short-term investments balance of $242.0 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business and we believe that we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment of these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.

The fair value of debt securities by contractual maturity is as follows (in thousands):

	August 31, 2013	November 30, 2012
Due in one year or less (1)	$39,011	$55,001
Due after one year	14,202	24,745
Total	$53,213	$79,746

(1)
Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 11 to 30 years.

Investments with continuous unrealized losses and their related fair values are as follows at August 31, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bond obligations	$956	$(1)	$—	$—	$956	$(1)
Auction rate securities – municipal bonds	—	—	23,707	(3,443)	23,707	(3,443)
Auction rate securities – student loans	—	—	2,866	(634)	2,866	(634)
Total	$956	$(1)	$26,573	$(4,077)	$27,529	$(4,078)

Investments with continuous unrealized losses and their related fair values are as follows at November 30, 2012 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bond obligations	$5,818	$(1)	$472	$(1)	$6,290	$(2)
Auction rate securities – municipal bonds	—	—	23,420	(3,755)	23,420	(3,755)
Auction rate securities – student loans	—	—	2,901	(599)	2,901	(599)
Corporate bonds	2,607	(1)	—	—	2,607	(1)
Total	$8,425	$(2)	$26,793	$(4,355)	$35,218	$(4,357)

The unrealized losses associated with state and municipal bond obligations and corporate bonds are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of August 31, 2013 and November 30, 2012.

Note 3: Derivative Instruments

We use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the condensed consolidated balance sheets at the end of each reporting period and expire within 90 days. In the three and nine months ended August 31, 2013, realized and unrealized gains of $1.3 million and $0.8 million, respectively, from our forward contracts were recognized in other income (expense) in the condensed consolidated statements of income. In the three and nine months ended August 31, 2012, realized and unrealized losses of $0.3 million and $0.0 million, respectively, from our forward contracts were recognized in other income (expense) in the condensed consolidated statements of income. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	August 31, 2013		November 30, 2012
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$24,098	$(38)	$6,453	$4
Forward contracts to purchase U.S. dollars	19,873	(49)	31,465	(190)
Total	$43,971	$(87)	$37,918	$(186)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at August 31, 2013 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$58,914	$58,914	$—	$—
State and municipal bond obligations	26,640	—	26,640	—
Auction rate securities – municipal bonds	23,707	—	—	23,707
Auction rate securities – student loans	2,866	—	—	2,866
Foreign exchange derivatives	(87)	—	(87)	—
Liabilities
Contingent consideration	$383	$—	$—	$383

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$125,591	$125,591	$—	$—
State and municipal bond obligations	50,818	—	50,818	—
Auction rate securities – municipal bonds	23,420	—	—	23,420
Auction rate securities – student loans	2,901	—	—	2,901
Corporate bonds	2,607	—	2,607	—
Foreign exchange derivatives	(186)	—	(186)	—

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

The following table provides additional quantitative information about the unobservable inputs used in our Level 3 asset valuations as of August 31, 2013:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Probability of earning the maximum rate until maturity	0.2% - 9.9% (1.7%)
		Probability of principal return prior to maturity	75.7% - 95.1% (87.0%)
		Probability of default	4.1% - 24.1% (11.3%)
		Liquidity risk premium	4.0%
		Recovery rate in default	50% - 70% (56.5%)
	Market valuation	Market credit default swap spread of insurer	4.05%
		Credit rating of insurer	AA-

Significant increases or decreases in the underlying assumptions used to value the ARS could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheets.

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Balance, beginning of period	$26,500	$31,448	$26,321	$33,539
Redemptions and repurchases	—	—	(25)	(225)
Transfer to Level 2 fair value measurement	—	—	—	(2,700)
Unrealized gains (losses) included in accumulated other comprehensive loss	73	(163)	277	671
Balance, end of period	$26,573	$31,285	$26,573	$31,285

During the second quarter of fiscal year 2012, we received a redemption notice for one of our ARS at par value. We transferred the ARS to a Level 2 fair value measurement, as the value at May 31, 2012 was based on observable inputs. The ARS was redeemed in the third quarter of fiscal year 2012.

We have classified contingent consideration related to the Rollbase, Inc. acquisition (Rollbase), which occurred in the second quarter of fiscal year 2013 (Note 7), within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and probability-weighted cash flows. We determined the fair value of our contingent consideration obligations based on a probability-weighted income approach derived from probability assessments of the attainment of certain milestones. We establish discount rates to be utilized in our valuation models based on the cost to borrow that would be required by a market participant for similar instruments. In determining the probability of attaining certain milestones, we utilize data regarding similar milestone events from our own experience. On a quarterly basis, we reassess the probability factors associated with the milestones for our contingent consideration obligations. Significant judgment is employed in determining the appropriateness of these key assumptions as of the acquisition date and for each subsequent period.

The key assumptions as of August 31, 2013 related to the contingent consideration for the acquisition of Rollbase used in the model are probabilities in excess of 95% that the milestones associated with the contingent consideration will be achieved and a discount rate of 4.8%. A decrease in the probabilities of achievement could result in a significant decrease to the estimated fair value of the contingent consideration liability. During the three and nine months ended August 31, 2013, the change in the fair value of the liability was minimal.

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

We evaluate all of our assets held for sale using undiscounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine their fair values. However, a market approach was more heavily used to value the assets held for sale related to the divestitures of our non-core product lines. As bid and transaction values became apparent as we moved through the marketing and divestiture process, the fair values of the assets held for sale were established. The impairment loss recorded for the Artix, Orbacus and Orbix product lines was primarily based on our expectations of a sale price as compared to our estimation of the net assets to be sold at closing.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	August 31, 2013			November 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$44,730	$(36,117)	$8,613	$42,520	$(40,066)	$2,454
Customer-related and other	19,537	(17,460)	2,077	26,477	(23,812)	2,665
Total	$64,267	$(53,577)	$10,690	$68,997	$(63,878)	$5,119

As a result of the Rollbase acquisition in the second quarter of fiscal year 2013 (Note 7), we recorded $7.8 million of purchased technology and $0.2 million of customer relationships as intangible assets during the nine months ended August 31, 2013. As of the date of acquisition, the acquired intangible assets have a weighted average amortization period of 4.9 years. This was offset by a decrease in the gross carrying amount of our intangible assets due to the disposition of the Apama product line (Note 6).

In the three and nine months ended August 31, 2013, amortization expense related to intangible assets was $0.7 million and $1.4 million, respectively. In the three and nine months ended August 31, 2012, amortization expense related to intangible assets was $0.3 million and $1.1 million, respectively.

Future amortization expense for intangible assets as of August 31, 2013, is as follows (in thousands):

Remainder of 2013	$739
2014	2,638
2015	2,409
2016	1,906
2017	1,906
Thereafter	1,092
Total	$10,690

Goodwill

Changes in the carrying amount of goodwill for the nine months ended August 31, 2013, are as follows (in thousands):

Balance, November 30, 2012	$226,110
Addition	4,798
Disposal	(6,377)
Translation adjustments	(241)
Balance, August 31, 2013	$224,290

The addition to goodwill during fiscal year 2013 is related to the acquisition of Rollbase (Note 7). The disposal is related to the sale of the Apama product line (Note 6).

During the first quarter of fiscal year 2013, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2012. During the second quarter of fiscal year 2013, we evaluated the impact of the disposition of the Apama product line, which was part of our single reportable segment, on goodwill and concluded that no impairment existed. Through the date and time our condensed consolidated financial statements were issued, no other trigger events have occurred that would indicate a potential impairment of goodwill exists.

Note 6: Divestitures

Under the Plan, we announced that we would divest all product lines which were not considered core product lines of our business: Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic. The FuseSource and Shadow product lines were divested in fiscal year 2012. The remaining product lines were divested in the first quarter of fiscal year 2013.

In the second quarter of fiscal year 2013, we entered into a definitive purchase and sale agreement to divest our Apama product line to Software AG. The sale closed in July 2013 for a purchase price of $44.3 million.

Revenues and direct expenses of the divested product lines have been reclassified as discontinued operations for all periods presented. The fiscal year 2012 results include revenues and direct expenses of all divested product lines, since we earned revenues and incurred direct expenses for all or part of fiscal year 2012 for each of those product lines. The fiscal year 2013 results include the revenues and direct expenses of the product lines which had not been divested prior to the start of fiscal year 2013.

The components included in discontinued operations on the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Revenue	$537	$37,610	$16,143	$120,033
Income (loss) before income taxes	(6,221)	(979)	(9,338)	(30,697)
Income tax (benefit) provision	(1,790)	927	(2,223)	(9,656)
Gain on sale, net of tax	22,070	—	41,827	—
Income (loss) from discontinued operations, net	$17,639	$(1,906)	$34,712	$(21,041)

Apama

In the second quarter of fiscal year 2013, we entered into a definitive purchase and sale agreement to divest our Apama product line to Software AG. The sale closed in July 2013 for a purchase price of $44.3 million. Of the total consideration, $4.5 million is held in escrow to secure indemnification claims, if any, for up to 18 months. As of August 31, 2013, the escrow is included in other assets on the consolidated balance sheet. In connection with the sale, we also entered into a three year distributor license agreement with Software AG for $0.7 million for one of our DataDirect products. The distributor license agreement does not constitute direct cash flows or significant continuing involvement of the Apama product line, and thus does not preclude us from discontinued operations treatment.

The gain on the sale of the Apama product line is calculated as follows (in thousands):

Purchase price	$44,268
Less: transaction costs	2,029
Less: net assets
Accounts receivable	2,426
Other current assets	428
Goodwill and intangible assets	6,991
Other long-term assets	426
Deferred revenue	(3,917)
Gain on sale	35,885
Tax provision	13,815
Gain on sale, net of tax	$22,070

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

In February 2013, upon the closing of the sale of Artix, Orbacus and Orbix, we amended the definitive purchase and sale agreement with Micro Focus to provide an additional indemnification obligation with respect to a specified vendor. The fair value of the indemnification obligation on the date the sale closed and the carrying value at August 31, 2013 is $1.0 million, and is included in other accrued liabilities in the condensed consolidated balance sheet. Our maximum indemnification obligation with respect to this matter is $11.3 million. The term of the indemnification is indefinite; however, we expect the matter to be substantially resolved within the next six months.

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

The purchase consideration includes contingent consideration payable by the Company based on the achievement of certain milestones. The Company determined the fair value of the contingent consideration obligations by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that the milestones will be achieved. The probability-weighted earn-out payments were then discounted using a discount rate commensurate with the credit risk of the Company. During the three and nine months ended August 31, 2013, the change in the fair value of the contingent consideration payable was minimal.

The stock purchase agreement included contingent earn-out provisions requiring the Company to make payments to former Rollbase owners now employed by the Company. We have concluded that the earn-out provisions for the individuals now employed by the Company, which total approximately $5.0 million, are compensation arrangements and we will accrue the maximum payouts ratably over the two year performance period, as we believe it is probable that the criteria will be met. We have incurred $1.0 million of expense related to the contingent earn-out provisions for the three and nine months ended August 31, 2013. These amounts are recorded as acquisition-related expenses in our consolidated statement of operations.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $4.8 million of goodwill, which is not deductible for tax purposes. The allocation of the purchase price was completed in the third quarter of fiscal year 2013 upon the finalization of our valuation of identifiable intangible assets and acquired deferred tax liabilities.

We incurred $1.0 million and $2.2 million of acquisition-related costs which are included in acquisition-related expenses in our consolidated statement of operations for the three and nine months ended August 31, 2013, respectively. The acquisition-related expenses for the nine months ended August 31, 2013 includes a $1.0 million termination fee related to a pre-existing license arrangement between Rollbase and another third-party.

We have not disclosed the amount of revenues and earnings of Rollbase since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

Note 8: Line of Credit

Our credit facility provides for a revolving line of credit in the amount of $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $20.0 million. The credit facility also permits us to increase the revolving line of credit by up to an additional $75.0 million subject to receiving further commitments from lenders and certain other conditions. As of August 31, 2013, there were no amounts outstanding under the revolving line and $0.4 million of letters of credit.

Note 9: Common Stock Repurchases

We repurchased and retired 10.3 million shares of our common stock for $237.4 million in the nine months ended August 31, 2013. The shares were repurchased as part of our Board of Directors authorized return of capital to shareholders in the form of share repurchases through December 31, 2013 of $360.0 million. No shares were repurchased in the nine months ended August 31, 2012.

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

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Cost of software licenses	$—	$4	$—	$7
Cost of maintenance and services	133	153	500	582
Sales and marketing	748	701	2,668	2,848
Product development	999	861	3,687	2,375
General and administrative	2,720	3,040	7,215	8,246
Stock-based compensation from continuing operations	4,600	4,759	14,070	14,058
Income (loss) from discontinued operations	973	2,985	2,290	7,446
Total stock-based compensation	$5,573	$7,744	$16,360	$21,504

During the second quarter of fiscal year 2013, in connection with the divestiture of the Apama product line, we entered into transition agreements with five executives. As part of the agreements, the executives were entitled to accelerated vesting of certain stock-based awards upon the completion of the divestiture. All employees associated with the Apama product line were also entitled to accelerated vesting of certain stock-based awards upon the completion of the divestiture. Due to the accelerated vesting, we recognized additional stock-based compensation of $0.8 million and $1.4 million in the three and nine months ended August 31, 2013, respectively, in discontinued operations.

During the nine months ended August 31, 2012, the employment of three of our executives terminated. As part of the separation agreements, the executives were entitled to accelerated vesting of certain stock-based awards. Due to the separation and accelerated vesting, we recognized additional stock-based compensation of $1.8 million in the nine months ended August 31, 2012.

Note 11: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the nine months ended August 31, 2013 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2012	$(8,183)	$(2,581)	$(10,764)
Other comprehensive income (loss) before reclassifications, net of tax	(4,010)	98	(3,912)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance, August 31, 2013	$(12,193)	$(2,483)	$(14,676)

The tax effect on accumulated unrealized losses on investments was $1.4 million and $1.5 million as of August 31, 2013 and November 30, 2012, respectively.

Note 12: Restructuring Charges

2013 Restructuring

During the third quarter of fiscal year 2013, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of the sale of the Apama product line and the divestitures completed during the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013. We reduced our global workforce primarily within the administrative and sales organizations. This workforce reduction was conducted across all geographies and also resulted in the closing of certain facilities.

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

As part of the 2013 restructuring, for the three and nine months ended August 31, 2013, we incurred expenses totaling $6.1 million, of which $0.4 million represents excess facilities and other costs and $5.7 million represents employee severance and related benefits. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income, with the exception of $0.4 million included in income (loss) from discontinued operations for the three and nine months ended August 31, 2013. We expect to incur additional costs with respect to the 2013 restructuring through the remainder of fiscal year 2013. The total cost of the 2013 restructuring is expected to be approximately $1.3 million for excess facilities and other costs and approximately $6.5 million for employee severance and related benefits. The estimated costs not yet recorded in the condensed consolidated statement of income relate to excess facilities costs, net of sublease assumptions, and employee severance-related costs.

A summary of activity for the 2013 restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2012	$—	$—	$—
Costs incurred	388	5,716	6,104
Cash disbursements	(20)	(1,020)	(1,040)
Asset impairment	—	—	—
Translation adjustments and other	—	14	14
Balance, August 31, 2013	$368	$4,710	$5,078

Cash disbursements for expenses incurred to date under the 2013 restructuring are expected to be made through the first quarter of fiscal year 2014. The restructuring reserve of $5.1 million is included in other accrued liabilities on the condensed consolidated balance sheet at August 31, 2013.

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

As part of the 2012 restructuring, for the nine months ended August 31, 2013, we incurred expenses totaling $4.0 million, of which $1.2 million represents excess facilities and other costs and $2.8 million represents employee severance and related benefits. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income, with the exception of $0.6 million included in income (loss) from discontinued operations for the nine months ended August 31, 2013. Cumulative expenses of the 2012 restructuring through the first nine months of fiscal year 2013 are $23.1 million, of which $3.9 million represents excess facilities and other costs and $19.2 million represents employee severance and related benefits. We do not expect to incur additional material costs with respect to the 2012 restructuring.

A summary of activity for the 2012 restructuring action during the nine months ended August 31, 2013, is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2012	$603	$6,429	$7,032
Costs incurred	1,213	2,844	4,057
Cash disbursements	(668)	(8,544)	(9,212)
Asset impairment	(111)	—	(111)
Translation adjustments and other	(5)	27	22
Balance, August 31, 2013	$1,032	$756	$1,788

Cash disbursements under the 2012 restructuring are expected to be made through fiscal year 2016. The short-term portion of the restructuring reserve of $1.6 million is included in other accrued liabilities and the long-term portion of $0.2 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at August 31, 2013.

Note 13: Income Taxes

Our income tax provision for the third quarter of fiscal year 2013 and 2012 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

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

Note 14: Earnings Per Share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, restricted stock units and deferred stock units, using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share from continuing operations on an interim basis (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Income from continuing operations	$7,204	$7,744	$25,159	$32,460
Weighted average shares outstanding	53,532	63,469	55,451	62,888
Dilutive impact from common stock equivalents	857	636	841	907
Diluted weighted average shares outstanding	54,389	64,105	56,292	63,795
Basic earnings per share from continuing operations	$0.13	$0.12	$0.45	$0.52
Diluted earnings per share from continuing operations	$0.13	$0.12	$0.45	$0.51

We excluded stock awards representing approximately 455,000 shares, 875,000 shares, 3,098,000 shares and 1,386,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2013 and 2012, respectively, because these awards were anti-dilutive.

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

Revised Prior Period Amounts

Our financial results for prior periods have been revised, in accordance with GAAP, to reflect certain changes to the business. Prior period amounts have been revised for the impact of discontinued operations due to the sales of our product lines not considered core to our business and the Apama product line. Refer to Note 6 of Item 1 of this Quarterly Report on Form 10-Q for an additional description of this item.

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

In fiscal year 2012 and the first quarter of fiscal year 2013, we entered into definitive purchase and sale agreements to divest the product lines which we did not consider core to our business. All divestitures were completed by the end of the first quarter of fiscal year 2013. The aggregate purchase price was approximately $130.0 million. As a result of the divestitures of all the product lines not considered core to our business, we ceased reporting the results of those operations as a separate reportable segment. Beginning in fiscal year 2013, we now operate as one reportable segment.

In June 2013, we entered into a definitive purchase and sale agreement to divest our Apama product line to Software AG. The target market, deployment and sales model for the Apama product line differed significantly from those of our aPaas strategy and the divestiture allowed us to focus entirely on providing leading cloud and mobile application development technologies through a single cohesive platform. The sale closed in July 2013 for a purchase price of $44.3 million. Our operating performance was adversely impacted by temporarily higher expense levels and restructuring costs as we transitioned away from the product lines we divested.

In the second phase of the Plan, we have begun to unify the product capabilities of our core product lines, which will refine and enhance our next generation, feature-rich application development and deployment solution targeting the new market category of aPaaS. To that end, during the first nine months of fiscal year 2013, we added new functionalities to our existing products in furtherance of the Plan. We also completed the acquisition of Rollbase, Inc., a provider of Application Platform-as-a-Service (aPaas) technology that allows the rapid design, development and deployment of on-demand business applications. Lastly, in July 2013, we announced the release of Progress Pacific, an easy-to-use platform for building and managing "connected apps" on any cloud, mobile or social platform, combining Rollbase with our existing Open Edge, DataDirect and Corticon products in a single platform.

As a result of the enhancements to our existing products and renewed focus on our core products, we have experienced improved financial performance during the first nine months of fiscal year 2013. However, we are still in the early stages of our transition to becoming a leading vendor in the cloud-based aPaas market. As a result, we anticipate continued reinvestment in our products will be necessary and sustainable increases in revenue may not be foreseeable in the near term. Overall, our investments to improve our product lines require time to impact performance. Until these investments are realized, our operating margins will be adversely impacted.

In addition, our new business focus and new strategy has required us to restructure our organization and the way we go to market, how we implement product roadmaps and how we operate and report our financial results, all of which caused additional disruption and could cause additional disruption in the future as we implement our new go to market plans. Our cloud strategy will require continued investment in product development and cloud operations as well as a change in the way we price and deliver our products. Over time, we may experience some shift from perpetual license sales and distribution of our software if our customers desire the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period.

Our Board of Directors also authorized us to repurchase $360.0 million of our common stock through December 2013. In October 2012, under the authorization, we announced the adoption of a 10b5-1 plan to repurchase up to $250.0 million of our common stock through June 30, 2013, or earlier. We completed the 10b5-1 plan in May 2013, having repurchased 11.7 million shares of our common stock for $250.0 million.

In June 2013, we announced the adoption of a Rule 10b5-1 share repurchase plan for the purpose of repurchasing up to $100.0 million of our common stock as part of our previously announced repurchase authorization. The plan will be active from July 1, 2013 until December 31, 2013 or, if earlier, upon the repurchase of $100.0 million of our common stock under the plan. Through August 31, 2013, we have repurchased 2.7 million shares for $67.9 million under this plan. As of October 2, 2013, we have repurchased 3.4 million shares of our common stock for $84.7 million under the 10b5-1 plan.

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

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue				Percentage Change
	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Revenue:
Software licenses	33%	30%	35%	32%	13%	17%
Maintenance and services	67	70	65	68	—	—
Total revenue	100	100	100	100	4	5
Costs of revenue:
Cost of software licenses	2	2	2	2	15	22
Cost of maintenance and services	8	11	9	10	(20)	(4)
Amortization of acquired intangibles	1	—	—	—	281	55
Total costs of revenue	11	13	11	12	(10)	1
Gross profit	89	87	89	88	6	6
Operating expenses:
Sales and marketing	32	34	33	29	(2)	18
Product development	19	17	18	14	16	29
General and administrative	18	19	17	21	(5)	(11)
Amortization of acquired intangibles	—	—	—	—	2	(12)
Restructuring expenses	7	2	4	3	283	48
Acquisition-related expenses	1	—	1	—	100	937
Total operating expenses	77	72	73	67	11	14
Income from operations	12	15	16	21	(14)	(19)
Other (expense) income	—	—	—	—	(50)	(176)
Income from continuing operations before income taxes	12	15	16	21	(16)	(22)
Provision for income taxes	3	5	6	8	(32)	(20)
Income from continuing operations	9	10	10	13	(7)	(22)
Income (loss) from discontinued operations, net	23	(3)	14	(9)	1,025	265
Net income	32%	7%	24%	4%	326%	424%

Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2013	August 31, 2012	As Reported	Constant Currency
Revenue	$77,578	$74,371	4%	4%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2013	August 31, 2012	As Reported	Constant Currency
Revenue	$243,016	$230,970	5%	6%

Total revenue increased $3.2 million, or 4% on an actual and constant currency basis, in the third quarter of fiscal year 2013 as compared to the same quarter last year and increased $12.0 million, or 6% on a constant currency basis and 5% using actual exchange rates, in the first nine months of fiscal year 2013 as compared to the same period in the prior year. The increase was primarily a result of an increase in license revenue as further described below.

Changes in prices from fiscal year 2012 to 2013 did not have a significant impact on our revenue. Changes in foreign currency exchange rates did not significantly impact our reported revenues on a consolidated basis.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2013	August 31, 2012	As Reported	Constant Currency
License	$25,666	$22,637	13%	13%
As a percentage of total revenue	33%	30%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2013	August 31, 2012	As Reported	Constant Currency
License	$84,920	$72,816	17%	17%
As a percentage of total revenue	35%	32%

License revenue increased $3.0 million, or 13%, in the third quarter of fiscal year 2013 as compared to the same quarter last year, and increased $12.1 million, or 17%, in the first nine months of fiscal year 2013 as compared to the same period last year. The increase in license revenue for the third quarter of fiscal year 2013 was primarily driven by higher revenue for our OpenEdge and Corticon products in the EMEA and Asia Pacific regions, offset by lower revenue for DataDirect products due to timing of deal closures and revenue recognition on multi-year OEM agreements. The increase in license revenue for the first nine months of fiscal year 2013 was primarily driven by higher revenue for our OpenEdge and Corticon products in the North America, EMEA and Asia Pacific regions, offset by lower revenue for DataDirect products due to timing of deal closures and revenue recognition on multi-year OEM agreements.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2013	August 31, 2012	As Reported	Constant Currency
Maintenance	$49,752	$50,285	(1)%	(1)%
As a percentage of total revenue	64%	68%
Professional services	2,160	1,449	49%	47%
As a percentage of total revenue	3%	2%
Total maintenance and services revenue	$51,912	$51,734	—%	—%
As a percentage of total revenue	67%	70%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2013	August 31, 2012	As Reported	Constant Currency
Maintenance	$151,627	$151,800	—%	—%
As a percentage of total revenue	62%	66%
Professional services	6,469	6,354	2%	2%
As a percentage of total revenue	3%	2%
Total maintenance and services revenue	$158,096	$158,154	—%	—%
As a percentage of total revenue	65%	68%

Maintenance and services revenue increased $0.2 million in the third quarter of fiscal year 2013 as compared to the same quarter last year. Maintenance revenue decreased 1% and professional services revenue increased 49% in the third quarter of fiscal year 2013 as compared to the third quarter of fiscal year 2012.

Maintenance and services revenue was flat in the first nine months of fiscal year 2013 as compared to the same period last year. Professional services revenue increased 2% in the first nine months of fiscal year 2013 as compared to the first nine months of fiscal year 2012.

Maintenance revenue remained flat in the third quarter of fiscal year 2013 and the first nine months of fiscal year 2013 compared to the same time periods of the previous year as the loss of revenue from non-renewing customers offset the growth in maintenance revenue associated with new license sales. Professional services revenue increased in the third quarter of fiscal year 2013 compared to the same time period of the previous year due to the timing of professional services engagements.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2013	August 31, 2012	As Reported	Constant Currency
North America	$34,596	$34,548	—%	—%
As a percentage of total revenue	45%	47%
EMEA	$32,315	$28,155	15%	10%
As a percentage of total revenue	42%	38%
Latin America	$5,496	$6,905	(20)%	(13)%
As a percentage of total revenue	7%	9%
Asia Pacific	$5,171	$4,763	9%	18%
As a percentage of total revenue	6%	6%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2013	August 31, 2012	As Reported	Constant Currency
North America	$111,446	$103,480	8%	8%
As a percentage of total revenue	46%	45%
EMEA	$98,344	$92,352	6%	5%
As a percentage of total revenue	40%	40%
Latin America	$18,844	$20,951	(10)%	(2)%
As a percentage of total revenue	8%	9%
Asia Pacific	$14,382	$14,187	1%	6%
As a percentage of total revenue	6%	6%

Total revenue generated in North America was flat compared to the same quarter last year, and represented 45% and 47% of total revenue in the third quarter of fiscal years 2013 and 2012, respectively. Total revenue generated in markets outside North America increased $3.2 million, or 7% on a constant currency basis and 8% using actual exchange rates, in the third quarter of fiscal year 2013 as compared to the same quarter last year, and represented 55% and 53% of total revenue in the third quarter of fiscal year 2013 and 2012, respectively. If exchange rates had remained constant in the third quarter of fiscal year 2013 as compared to the exchange rates in effect in the third quarter of fiscal year 2012, total revenue generated in markets outside North America would have represented 55% of total revenue.

Total revenue generated in North America increased $8.0 million, or 8%, as compared to the same period last year, and represented 46% and 45% of total revenue in the first nine months of fiscal year 2013 and 2012, respectively. Total revenue generated in markets outside North America increased $4.1 million, or 4% on a constant currency basis and 3% using actual exchange rates, in the first nine months of fiscal year 2013 as compared to the same period last year, and represented 54% and 55% of total revenue in the first nine months of fiscal 2013 and 2012, respectively. If exchange rates had remained constant in the first nine months of fiscal year 2013 as compared to the exchange rates in effect in the first nine months of fiscal year 2012, total revenue generated in markets outside North America would have represented 54% of total revenue.

In the third quarter of fiscal year 2013, EMEA was helped by stronger local currencies. In the third quarter and first nine months of fiscal year 2013, Latin America and Asia Pacific were hurt by weaker local currencies.

Cost of Software Licenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	Percentage Change	August 31, 2013	August 31, 2012	Percentage Change
Cost of software licenses	$1,587	$1,375	15%	$5,033	$4,117	22%
As a percentage of software license revenue	6%	6%		6%	6%
As a percentage of total revenue	2%	2%		2%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses increased $0.2 million, or 15%, in the third quarter of fiscal year 2013 as compared to the same quarter last year, and remained consistent as a percentage of software license revenue at 6%. Cost of software licenses increased $0.9 million, or 22%, in the first nine months of fiscal year 2013 as compared to the same period last year, and remained consistent as a percentage of software license revenue at 6%. The increase in the third quarter and first nine months of fiscal year 2013 was primarily due to higher royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	Percentage Change	August 31, 2013	August 31, 2012	Percentage Change
Cost of maintenance and services	$6,403	$7,974	(20)%	$21,043	$22,013	(4)%
As a percentage of maintenance and services revenue	12%	15%		13%	14%
As a percentage of total revenue	8%	11%		9%	10%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services decreased $1.6 million, or 20%, in the third quarter of fiscal year 2013 as compared to the same quarter last year, and decreased as a percentage of maintenance and services revenue from 15% to 12%. Cost of maintenance and services decreased $1.0 million, or 4%, in the first nine months of fiscal year 2013 as compared to the same period last year, and decreased as a percentage of maintenance and services revenue from 14% to 13%. The decrease in cost of maintenance and services in the third quarter and first nine months of fiscal year 2013 as compared to the same periods last year is the result of cost savings due to our restructuring actions which were initiated in the second half of fiscal year 2012.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	Percentage Change	August 31, 2013	August 31, 2012	Percentage Change
Amortization of acquired intangibles	$529	$139	281%	$811	$522	55%
As a percentage of total revenue	1%	—%		—%	—%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles increased $0.4 million, or 281%, in the third quarter of fiscal year 2013 as compared to the same quarter last year, and increased $0.3 million, or 55%, in the first nine months of fiscal year 2013 as compared to the same period last year. The increase in the third quarter and first nine months of fiscal year 2013 was due to amortization of intangible assets associated with the Rollbase acquisition completed during the second quarter of fiscal year 2013.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	Percentage Change	August 31, 2013	August 31, 2012	Percentage Change
Gross profit	$69,059	$64,883	6%	$216,129	$204,318	6%
As a percentage of total revenue	89%	87%		89%	88%

Our gross profit increased $4.2 million, or 6%, in the third quarter of fiscal year 2013 as compared to the same quarter last year, and increased $11.8 million, or 6%, in the first nine months of fiscal year 2013 as compared to the same period last year. Our gross profit as a percentage of total revenue increased from 87% in the third quarter of fiscal year 2012 to 89% in the third quarter of fiscal year 2013 and increased from 88% in the first nine months of 2012 to 89% in the first nine months of fiscal year 2013, respectively. The increase in our gross profit was primarily due to higher license revenue and lower cost of maintenance and services.

Sales and Marketing

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	Percentage Change	August 31, 2013	August 31, 2012	Percentage Change
Sales and marketing	$24,554	$24,970	(2)%	$79,086	$67,085	18%
As a percentage of total revenue	32%	34%		33%	29%

Sales and marketing expenses decreased $0.4 million, or 2%, in the third quarter of fiscal year 2013 as compared to the same quarter last year, and decreased as a percentage of total revenue from 34% to 32%. Sales and marketing expenses increased $12.0 million, or 18%, in the first nine months of fiscal year 2013 as compared to the same period last year, and increased as a percentage of total revenue from 29% to 33%. The decrease in sales and marketing expenses in the third quarter of fiscal year 2013 is primarily due to lower spending on marketing programs and cost savings due to our restructuring actions which were initiated in the second half of fiscal year 2012. The increase in sales and marketing expenses in the first nine months of fiscal year 2013 was primarily due to the absorption into our continuing operations of costs previously required to support our divested product lines. The increase was offset by lower compensation-related costs in the first nine months of fiscal year 2013 as a result of the headcount reduction actions, which occurred in the second half of fiscal year 2012. The increase was also offset by incremental compensation-related expenses of $1.4 million recognized in the first nine months of fiscal year 2012 due to the separation of one of our sales and marketing executives.

Product Development

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	Percentage Change	August 31, 2013	August 31, 2012	Percentage Change
Product development	$14,615	$12,631	16%	$42,908	$33,330	29%
As a percentage of total revenue	19%	17%		18%	14%

Product development expenses increased $2.0 million, or 16%, in the third quarter of fiscal year 2013 as compared to the same quarter last year, and increased as a percentage of revenue from 17% to 19%. Product development expenses increased $9.6 million, or 29%, in the first nine months of fiscal year 2013 as compared to the same period last year, and increased as a percentage of revenue from 14% to 18%. The increase was primarily due to the absorption into our continuing operations of costs previously required to support our divested product lines. The increase is also attributed to higher costs related to our new product development strategy, including higher expenses related to building our Progress Pacific platform. The increase was offset by lower compensation-related costs in the first nine months of fiscal year 2013 as a result of the headcount reduction actions, which occurred in the second half of fiscal year 2012.

General and Administrative

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	Percentage Change	August 31, 2013	August 31, 2012	Percentage Change
General and administrative	$13,660	$14,375	(5)%	$42,390	$47,789	(11)%
As a percentage of total revenue	18%	19%		17%	21%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased $0.7 million, or 5%, in the third quarter of fiscal year 2013 as compared to the same quarter in the prior year, and decreased as a percentage of revenue from 19% to 18%. General and administrative expenses decreased $5.4 million, or 11%, in the first nine months of fiscal year 2013 as compared to the same period in the prior year, and decreased as a percentage of revenue from 21% to 17%. The decrease in the third quarter of fiscal year 2013 is the result of cost savings due to our restructuring actions which were initiated in the second half of fiscal year 2012. The decrease in the first nine months of fiscal year 2013 was primarily due to incremental costs incurred in the first nine months of fiscal year 2012 for stock-based compensation associated with the hiring of a new Chief Executive Officer in December 2011, $0.9 million for a litigation settlement, and $3.2 million of proxy contest-related costs. The decrease is also the result of costs savings in fiscal year 2013 from our restructuring actions and other cost control measures, which were initiated in the second half of fiscal year 2012.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	Percentage Change	August 31, 2013	August 31, 2012	Percentage Change
Amortization of acquired intangibles	$211	$207	2%	$549	$622	(12)%
As a percentage of total revenue	—%	—%		—%	—%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased 2% in the third quarter of fiscal year 2013 as compared to the same quarter last year, and decreased 12% in the first first nine months of fiscal year 2013 as compared to the same period last year. The increase in the third quarter of fiscal year 2013 is due to the amortization of intangible assets associated with the Rollbase acquisition completed during the second quarter of fiscal year 2013. The decrease in the first nine months of fiscal year 2013 is due to the completion of amortization of certain intangible assets acquired in prior years.

Restructuring Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	Percentage Change	August 31, 2013	August 31, 2012	Percentage Change
Restructuring expenses	$5,401	$1,411	283%	$9,127	$6,147	48%
As a percentage of total revenue	7%	2%		4%	3%

Restructuring expenses recorded in the third quarter and first nine months of fiscal year 2013 relate to the restructuring activities occurring in fiscal year 2013 and 2012. See Note 12 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	Percentage Change	August 31, 2013	August 31, 2012	Percentage Change
Acquisition-related expenses	$957	$—	100%	$2,229	$215	937%
As a percentage of total revenue	1%	—%		1%	—%

Acquisition-related expenses increased $1.0 million in the third quarter of fiscal year 2013 compared to the same quarter last year due to expenses related to earn-out provisions which were part of the Rollbase acquisition (see Note 7) completed in the second quarter of fiscal year 2013. Acquisition-related expenses increased $2.0 million for the first nine months of fiscal year 2013 as compared to the first nine months of fiscal year 2012 due to the aforementioned Rollbase earn-out provisions, plus a $1.0 million termination fee for a pre-existing license arrangement between Rollbase and another third-party.

Income From Operations

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	Percentage Change	August 31, 2013	August 31, 2012	Percentage Change
Income from operations	$9,661	$11,289	(14)%	$39,840	$49,130	(19)%
As a percentage of total revenue	12%	15%		16%	21%

Income from operations decreased $1.6 million, or 14%, in the third quarter of fiscal year 2013 as compared to the same quarter last year, and decreased $9.3 million, or 19%, in the first nine months of fiscal year 2013 as compared to the first nine months of fiscal year 2012. The decrease in the third quarter of fiscal year 2013 was primarily the result of higher operating expenses, most notably product development, restructuring and acquisition-related expenses. The decrease in the first nine months of fiscal year 2013 was primarily the result of the absorption into our continuing operations of costs previously required to support our divested product lines, as previously discussed.

Other (Expense) Income

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	Percentage Change	August 31, 2013	August 31, 2012	Percentage Change
Interest income and other	$371	$1,017	(64)%	$1,146	$2,352	(51)%
Foreign currency loss, net	(194)	(660)	71%	(1,809)	(1,476)	(23)%
Total other (expense) income, net	$177	$357	(50)%	$(663)	$876	(176)%
As a percentage of total revenue	—%	—%		—%	—%

Other income decreased $0.2 million in the third quarter of fiscal year 2013 as compared to the same quarter last year, and decreased $1.5 million in the first nine months of fiscal year 2013 as compared to the first nine months of fiscal year 2012. The decrease in interest income is due to lower cash balances and lower interest rates in certain countries during fiscal year 2013 and additional interest income on tax credits during fiscal year 2012. The change in foreign currency losses is a result of movements in exchange rates and the impact on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	Percentage Change	August 31, 2013	August 31, 2012	Percentage Change
Provision for income taxes	$2,634	$3,902	(32)%	$14,018	$17,546	(20)%
As a percentage of total revenue	3%	5%		6%	8%

Our effective tax rate was 27% in the third quarter of fiscal year 2013 compared to 34% in the third quarter of fiscal year 2012. The decrease was primarily due to an increase in favorable discrete tax items in the third quarter of fiscal year 2013.

Our effective tax rate was 36% in the first nine months of fiscal year 2013 compared to 35% in the first nine months of fiscal year 2012. The increase is primarily due to a change in the mix of income from various jurisdictions.

Net Income

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012	Percentage Change	August 31, 2013	August 31, 2012	Percentage Change
Income from continuing operations	$7,204	$7,744	(7)%	$25,159	$32,460	(22)%
Income (loss) from discontinued operations	17,639	(1,906)	1,025%	34,712	(21,041)	265%
Net income	$24,843	$5,838	326%	$59,871	$11,419	424%
As a percentage of total revenue	32%	7%		24%	4%

Income (loss) from discontinued operations includes the revenues and direct expenses of the product lines we divested in fiscal year 2012 and the first quarter of fiscal year 2013 and the Apama product line, which was sold in July 2013. In the three and nine months ended August 31, 2013, the income from discontinued operations includes the pre-tax gain on the sale of the Apama product line of $35.9 million. For the nine months ended August 31, 2013, the income from discontinued operations also includes the pre-tax gains on the sales of our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion and Sonic product lines of $35.1 million. See Note 6 of Item 1 of this Quarterly Report for additional information related to our divested product lines.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	August 31, 2013	November 30, 2012
Cash and cash equivalents	$215,342	$301,792
Short-term investments	26,640	53,425
Total cash, cash equivalents and short-term investments	$241,982	$355,217

The decrease in cash, cash equivalents and short-term investments of $113.2 million from the end of fiscal year 2012 was primarily due to repurchases of our common stock of $241.2 million, the payment, net of cash acquired, for the acquisition of Rollbase of $9.5 million and cash outflows from operations of $13.3 million. The decrease was partially offset by proceeds from the sales of our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion, Sonic and Apama product lines of $111.1 million and issuances of common stock upon exercise of stock options and employee stock purchases of $49.1 million. There are no restrictions on our ability to access our cash, cash equivalents and short-term investments.

As of August 31, 2013, $119.8 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries.  A portion of this amount relates to the net undistributed earnings of our foreign subsidiaries which are considered to be permanently reinvested, and as such, they are not available to fund our domestic operations, though they do fund our international operations. If we were to repatriate the earnings, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

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

In June 2013, we announced the adoption of a Rule 10b5-1 share repurchase plan for the purpose of repurchasing up to $100.0 million of our common stock as part of our previously announced repurchase authorization, which the Board of Directors increased by $10.0 million to $360.0 million. The plan will be active from July 1, 2013 until December 31, 2013 or, if earlier, upon the repurchase of $100.0 million of our common stock under the plan. Through August 31, 2013, we have repurchased 2.7 million shares for $67.9 million under this plan. As of October 2, 2013, we have repurchased 3.4 million shares of our common stock for $84.7 million under this 10b5-1 plan.

Through August 31, 2013, we have repurchased a total of 14.8 million shares for $325.8 million under the $360.0 million authorization.

Divestiture of Product Lines

In fiscal year 2012 and the first quarter of fiscal year 2013, we entered into definitive purchase and sale agreements to divest the ten product lines which were not considered core to our business and all of the divestitures were completed by the end of the first quarter of fiscal year 2013. The aggregate purchase price was approximately $130.0 million. In June 2013, we entered into a definitive purchase and sale agreement to divest our Apama product line to Software AG. The sale closed in July 2013 for a purchase price of $44.3 million.

The cash flows of our continuing and discontinued operations have not been segregated in our statements of cash flows. The divestitures of these product lines will reduce our cash flows in future periods, including our operating cash flows, due to the loss of revenue offset by the elimination of direct expenses associated with the divested product lines and other cost savings actions.

Restructuring Activities

During the third quarter of fiscal year 2013, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of the sale of the Apama product line and the divestitures completed during the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013. We reduced our global workforce primarily within the administrative and sales organizations. This workforce reduction was conducted across all geographies and also resulted in the closing of certain facilities.

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

As part of the 2013 restructuring, for the three and nine months ended August 31, 2013, we incurred expenses totaling $6.1 million, of which $0.4 million represents excess facilities and other costs and $5.7 million represents employee severance and related benefits. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income, with the exception of $0.4 million included in income (loss) from discontinued operations for the three and nine months ended August 31, 2013. We expect to incur additional costs with respect to the 2013 restructuring through the remainder of fiscal year 2013, which we estimate to be $0.9 million for excess facilities and other costs and $0.8 million for employee severance and related benefits. The estimated costs not yet recorded in the condensed consolidated statement of income relate to excess facilities costs, net of sublease assumptions, and employee severance-related costs.

As of August 31, 2013, $5.1 million of the cumulative expenses recognized under the 2013 restructuring remains unpaid. The restructuring liability does not include the estimated $1.7 million of additional expenses we expect to incur through fiscal year 2013. We expect to pay the restructuring liability in the next twelve months, however, additional expenses expected to be incurred under the 2013 restructuring may continue through future fiscal years.

In the second quarter of fiscal year 2012, as part of the Plan, our management approved, committed to and initiated certain operational restructuring initiatives to reduce annual costs, including the simplification of our organizational structure and the consolidation of facilities.

As part of the 2012 restructuring, we incurred expenses in the first nine months of fiscal year 2013 totaling $4.0 million, of which $1.2 million represents excess facilities and other costs and $2.8 million represents employee severance and related benefits. We do not expect to incur additional material costs with respect to the 2012 restructuring.

As of August 31, 2013, $1.8 million of the cumulative expenses recognized under the 2012 restructuring remains unpaid. We expect to pay the majority of the restructuring liability in the next twelve months, however, excess facilities costs will continue through fiscal year 2016.

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

The Credit Agreement contains customary affirmative and negative covenants, including a requirement to maintain a balance of at least $100.0 million in cash and cash equivalents while repurchasing shares of our common stock or making other restricted equity-related payments (e.g. cash dividend distributions). We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of August 31, 2013, there were no amounts outstanding under the revolving line and $0.4 million of letters of credit outstanding. We are in compliance with our covenants by a significant margin.

Auction Rate Securities

In addition to the $242.0 million of cash, cash equivalents and short-term investments, we had investments with a fair value of $26.6 million related to auction rate securities (ARS). These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 11 to 30 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.

Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. At August 31, 2013, our ARS investments totaled $30.7 million at par value. These ARS are classified as available-for-sale securities.

For each of our ARS classified as available-for-sale for which the issuer is not in default, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. One issuer of our ARS is currently in default, but the underlying bond insurer is making interest payments on the issuers' behalf. In this situation, we evaluated the credit strength of the insurer and used a market approach. Based on these methodologies, we determined that the fair value of our ARS investments is $26.6 million at August 31, 2013, and we have recorded a temporary impairment charge in accumulated other comprehensive loss of $4.1 million to reduce the value of our available-for-sale ARS investments.

We will not be able to access the funds associated with our ARS until future auctions for these ARS are successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on our condensed consolidated balance sheet at August 31, 2013.

Based on our cash, cash equivalents and short-term investments balance of $242.0 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate the lack of liquidity associated with these ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment of these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.

Cash Flows from Operating Activities

	Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012
Net income	$59,871	$11,419
Non-cash reconciling items included in net income	(42,810)	48,635
Changes in operating assets and liabilities	(30,340)	15,660
Net cash flows (used in) from operating activities	$(13,279)	$75,714

The decrease in cash generated from operations in the first nine months of fiscal year 2013 as compared to the first nine months of fiscal year 2012 was primarily due to $56.3 million in payments made for income taxes related to the divestitures of the product lines occurring in the fourth quarter of fiscal year 2012 and the first and third quarter of fiscal year 2013. Total net tax payments made in the first nine months of fiscal year 2013 were $66.6 million, compared to $13.9 million in the first nine months of fiscal year 2012. The decrease is also attributable to an increase in annual bonus payments made in the first quarter of fiscal year 2013 as compared to fiscal year 2012.

Our gross accounts receivable as of August 31, 2013 decreased by $17.8 million from the end of fiscal year 2012. Days sales outstanding (DSO) in accounts receivable from continuing operations was 62 days, down from 70 days at the end of fiscal year 2012, which contributed to the decrease in gross accounts receivable from the end of fiscal year 2012. We target a DSO range of 60 to 80 days.

Cash Flows from Investing Activities

	Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012
Net investment activity	$25,710	$45,186
Purchases of property and equipment	(2,989)	(6,606)
Payments for acquisitions, net of cash acquired	(9,450)	—
Proceeds from divestitures, net	111,120	—
Other investing activities	835	247
Net cash flows from investing activities	$125,226	$38,827

Net cash inflows and outflows of our net investment activity is primarily a result of the timing of our purchases and maturities of securities which are classified as cash equivalents or short-term securities. We purchased $3.0 million of property and equipment in the first nine months of fiscal year 2013 as compared to $6.6 million in the first nine months of fiscal year 2012. Spending slowed throughout fiscal year 2012 as we neared the implementation of the upgrades to our order management system in the first quarter of fiscal year 2013. Overall purchases consisted primarily of computer equipment and software and building and leasehold improvements.

In the second quarter of fiscal year 2013, we acquired 100% of the equity interests in Rollbase, a privately held software vendor for $9.9 million, which included $9.5 million in cash paid. In the first quarter of fiscal year 2013, we completed the divestitures of our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion and Sonic product lines, and received proceeds of $75.5 million, which were offset by direct transactions costs. During the third quarter of fiscal year 2013, we completed the divestiture of the Apama product line for a purchase price of $44.3 million, of which $4.5 million is held in escrow to secure indemnification claims, if any, for up to 18 months. The proceeds from the Apama divestiture were also offset by direct transaction costs.

Cash Flows from Financing Activities

	Nine Months Ended
(In thousands)	August 31, 2013	August 31, 2012
Proceeds from stock-based compensation plans	$49,109	$24,284
Repurchases of common stock	(241,184)	—
Other financing activities	(1,635)	(1,700)
Net cash flows (used in) from financing activities	$(193,710)	$22,584

We received $49.1 million in the first nine months of fiscal year 2013 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $24.3 million in the first nine months of fiscal year 2012. In the first nine months of fiscal year 2013, we repurchased $241.2 million of our common stock under our share repurchase plan.

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

Revenue Backlog

(In thousands)	August 31, 2013	August 31, 2012
Deferred revenue, primarily related to unexpired maintenance and support contracts (1)	$97,578	$140,356
Multi-year licensing arrangements (2)	13,713	20,919
Open software license orders received but not shipped (2)	—	—
Total revenue backlog	$111,291	$161,275

(1)
Deferred revenue as of August 31, 2012 included the deferred revenue of the 10 product lines we sold in the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013, and the deferred revenue of the Apama product line, which we sold in the third quarter of fiscal year 2013. Since these product lines were divested prior to August 31, 2013, the deferred revenue balance as of August 31, 2013 is not comparable to the prior period presented.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.
In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). ASU 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of fiscal year 2013, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2012 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

As a result of the material weakness described above, we have implemented changes to our internal control over financial reporting in accordance with our remediation plan.  These changes have included the following:

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

•	The expansion of our existing sales employee certification process to include all Global Field Operations personnel, revenue operations personnel and commercial legal support personnel;

•	Additional revenue recognition and compliance training to sales employees;

•	The expansion of our existing quarterly pyramid certification process to include all direct reports of the CEO staff;

•	Additional code of conduct training and certification procedures;

•	The enhancement of processes with respect to the assessment of existing customer and partner credit worthiness;

•	The enhancement of communications from senior management to our partners and resellers regarding our revenue recognition requirements; and

•	The implementation of deal specific certifications over a predetermined threshold.

As of the date of this Quarterly Report on Form 10-Q, all planned remediation steps have been designed and implemented in accordance with the remediation plan. Although all planned remediation steps have been designed and implemented in accordance with the remediation plan, management will continue to evaluate the effectiveness of the remediation plan through the end of the fiscal year ended November 30, 2013. Accordingly, the material weakness will not be considered remediated until we have sufficient evidence that the new processes and related controls are operating effectively.

In addition, during the nine months ended August 31, 2013, we implemented a new order management system.  Management has made changes to internal controls as a result of the implementation, as appropriate. There have been no other changes to our internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to successfully manage transitions to new business models and markets, our results of operations could be negatively impacted. We are devoting significant resources to the development of technologies and service offerings in markets where we have a limited operating history.  To accelerate the growth of our business, we launched Progress Pacific, our cloud-based Application as a Service platform in July 2013.  Our cloud strategy requires continued investment in product development and cloud operations as well as a change in the way we price and deliver our products.  For example, over time, we may experience some shift from perpetual license sales and distribution of our software if our customers desire the right to access certain of our software in a hosted environment or use downloaded software for a specified subscription period.  Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the cloud-based computing market, and greater sales and marketing resources.  It is uncertain whether these strategies will prove successful or whether we will be able to develop the infrastructure and business models more quickly than our competitors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the third quarter of fiscal year 2013 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
June 2013	—	$—	—	$—
July 2013	1,697	25.12	1,697	59,529
August 2013	1,008	25.14	1,008	34,197
Total	2,705	$25.12	2,705	$34,197

(1)
In April 2012, the Board of Directors authorized a $350.0 million return of capital to shareholders in the form of share repurchases through fiscal year 2013, and in October 2012 we launched a 10b5-1 to repurchase up to $250.0 million of our common stock through June 30, 2013, under the authorization. We completed this 10b5-1 in May 2013. In July 2013, we launched a 10b5-1 under the previous authorization, which the Board of Directors increased to $360.0 million, to repurchase up to $100.0 million of our common stock through December 31, 2013.

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

101***
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2013 and November 30, 2012; (ii) Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2013 and August 31, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2013 and August 31, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2013 and August 31, 2012; and (v) Notes to Condensed Consolidated Financial Statements.

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

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	October 9, 2013	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 9, 2013	/s/ CHRIS E. PERKINS
Chris E. Perkins
Senior Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Dated:	October 9, 2013	/s/ PAUL A. JALBERT
Paul A. Jalbert
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)