Form 10-K
period 2013-11-30
PROGRESS SOFTWARE CORP /MA
filed 2014-01-29
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2013
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
Yes  ☐    No  ☒

As of May 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,261,000,000.

As of January 23, 2014, there were 51,580,000 common shares outstanding.

Documents Incorporated By Reference
Portions of the definitive Proxy Statement in connection with the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2013

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

PART I

Item 1. Business

Overview

We are a global software company that simplifies the development, deployment and management of business applications on-premise or in the cloud, on any platform or device, to any data source, with enhanced performance, minimal IT complexity and low total cost of ownership. Our comprehensive portfolio of products provides leading solutions for rapid application development, broad data integration and efficient data analysis. Our solutions are used across a variety of industries.

Our products are generally sold as perpetual licenses, but certain products and business activities also use term licensing models and our new Progress Pacific platform offering uses a subscription based model. More than half of our worldwide license revenue is realized through relationships with indirect channel partners, principally application partners and original equipment manufacturers (OEMs). Application partners are independent software vendors (ISVs) that develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. OEMs are companies that embed our products into their own software products or devices.

We operate in North America and Latin America (the Americas); Europe, the Middle East and Africa (EMEA); and the Asia Pacific region, through local subsidiaries as well as independent distributors.

Fiscal Year 2013 Highlights

In 2013, we introduced the Progress Pacific platform-as-a-service (PaaS) that is the foundation of a new strategic plan (the "Plan") we announced in April 2012. In April 2012, we announced our intention to become a leading provider of next-generation application development and deployment capabilities in the cloud for the PaaS market by investing in our OpenEdge, DataDirect and Corticon product lines and integrating components of those products into a single, cohesive offering. Our Pacific platform seamlessly brings together intelligent workflows, business logic, deployment options and data sources. Progress Pacific is currently comprised of Rollbase, which we acquired in May 2013, and DataDirect Cloud, as well as assets from our OpenEdge, DataDirect, and Corticon products.

In fiscal year 2012 and the first quarter of fiscal year 2013, as part of the Plan, we divested ten product lines that we did not consider core to our business: Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic. The aggregate purchase price for these divestitures was approximately $130.0 million. In July 2013, we sold our Apama product line to Software AG for a purchase price of $44.3 million. The target market, deployment and sales model for the Apama product line differed significantly from those of our core strategy and the divestiture allowed us to focus entirely on providing leading cloud and mobile application development and integration technologies through a single cohesive platform.

During fiscal years 2012 and 2013, we also executed on cost reductions as part of the Plan. In fiscal year 2012, we recorded restructuring expenses of $19.0 million in furtherance of the cost reduction plans, of which $10.9 million was included in discontinued operations. The charge included $16.4 million in severance and other employee benefits associated with the reduction of 11% of our workforce. In fiscal year 2013, we recorded restructuring expenses of $13.0 million, of which $1.0 million is included in discontinued operations. The charge included $10.3 million in severance and other employee benefits associated with a workforce reduction.

As part of the Plan, in April 2012 our Board of Directors authorized the repurchase of $350.0 million of our common stock through fiscal year 2013, and in October 2012, under the authorization, we announced the adoption of a Rule 10b5-1 plan to repurchase up to $250.0 million of our common stock through June 30, 2013, or earlier. We completed the plan in May 2013, having repurchased 11.7 million shares for $250.0 million. In July 2013, our Board of Directors increased the authorization to $360.0 million, and we launched a new Rule 10b5-1 plan to repurchase up to $100.0 million of our common stock through December 31, 2013, or earlier. We completed this plan in October 2013, having repurchased 4.0 million shares for $100.0 million. Through November 30, 2013, we have repurchased a total of 16.1 million shares for $357.9 million under the authorization.

After the announcement of the Plan, we began reporting our results in two reportable segments: Core and non-Core. Since the non-Core segment ceased to exist during the first quarter of fiscal year 2013 as a result of the closing of the divestitures, we now operate as one reportable segment. In addition, the revenues and direct expenses of the product lines divested are included in discontinued operations in our consolidated statements of income, including prior period amounts which have been revised to reflect the presentation. For financial information relating to segments and international operations, see Note 17 of the Consolidated Financial Statements appearing in this Annual Report on Form 10-K.

Our Products

Application Development

Progress OpenEdge

Progress OpenEdge is development software for building dynamic multi-language applications for secure deployment across any platform, any mobile device, and any cloud. OpenEdge provides a unified environment comprising development tools, application servers, application management tools, an embedded relational database management system, and the capability to connect and integrate with other applications and data sources independently or with other components in the Pacific platform.

Progress Rollbase

Progress Rollbase is rapid application development software that allows rapid creation of software as a service (SaaS) business applications using point & click, drag & drop tools in a standard web browser with a minimal amount of code. Progress Rollbase applications can be deployed in any cloud or on-premise infrastructure. In addition to integrating with other components in the Pacific platform, it provides the capability to connect and integrate with other applications and data sources independently.

Data Integration

Progress DataDirect Connect

Progress DataDirect Connect software provides data connectivity using industry-standard interfaces to connect applications running on various platforms to any major database, for both corporate IT organizations and software vendors. With software components embedded in the products of over 350 software companies and in the applications of thousands of large enterprises, the DataDirect Connect product set is a global leader in the data connectivity market. The primary products, in addition to other drivers we have developed, are ODBC drivers, JDBC drivers and ADO.NET providers. They provide the capability to connect and integrate with other applications and data sources independently or with other components in the Pacific platform.

Progress DataDirect Cloud

Progress DataDirect Cloud is a SaaS-based connection management service that simplifies SQL access to a broad spectrum of cloud-based data sources through a single standards-based interface. The DataDirect Cloud service executes SQL queries against the appropriate cloud data source, managing all of the complexity, API’s, and versioning for the host application. In addition to integrating with other components in the Pacific platform, it provides the capability to connect and integrate with other applications and data sources independently.

Business Rules

Progress Corticon

Progress Corticon is a Business Rules Management System (BRMS) that enables applications with decision automation, decision change process and decision-related insight capabilities. Corticon helps both business and IT users to quickly create or reuse business rules as well as create, improve, collaborate on, and maintain decision logic. Corticon is a market-leading platform for automating and executing business changes. In addition to integrating with other components in the Pacific platform, it provides the capability to connect and integrate with other applications and data sources independently.

Platform as a Service

Progress Pacific

Progress Pacific is a modern platform-as-a-service (PaaS) that enables the rapid creation and deployment of powerful, data-driven business applications with minimal coding by using point-and-click, drag-and-drop tools in a web browser. Standard interfaces enable fast, easy, real-time integration with numerous SaaS, relational database, NoSQL, Big Data, social, CRM and ERP data sources for automated applications. These can be deployed in a cloud, on-premise or in hybrid environments and also connect to existing applications to preserve investments. Progress Pacific provides users with the freedom to choose the development tools, data sources, deployment environments and devices that best fit business and user needs. It is comprised of Rollbase and DataDirect Cloud, together with assets from our OpenEdge, DataDirect, and Corticon products, which are discussed above.

Product Development

Most of our products have been developed by our internal product development staff or the internal staffs of acquired companies. We believe that the features and performance of our products are competitive with those of other available development and deployment tools and that none of the current versions of our products are approaching obsolescence. However, we believe that significant investments in new product development and continuing enhancements of our current products will be required for us to maintain our competitive position, including with respect to the Pacific Platform.

As of November 30, 2013, we have three primary development offices in North America, one primary development office in EMEA and one primary development office in India. We spent $57.3 million, excluding an insignificant amount of capitalized software development, $44.4 million, and $38.2 million in fiscal years 2013, 2012 and 2011, respectively, on product development.

Customers

We market our products globally through several channels: directly to end-users and indirectly to application partners (or ISVs), OEMs, and system integrators. Sales of our solutions and products through our direct sales force are generally to business managers or IT managers in corporations and governmental agencies. We also market our products through indirect channels, primarily application partners and OEMs who embed our products as part of an integrated solution. We use international distributors in certain locations where we do not have a direct presence or where it is more economically feasible for us to do so.

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

Original Equipment Manufacturers

We enter into arrangements with OEMs whereby the OEM embeds our products into its solutions, typically either software or technology devices. OEMs typically license the right to embed our products into their solutions and distribute such solutions for initial terms ranging from one to three years. Historically, a significant portion of our OEMs have renewed their agreements upon the expiration of the initial term. However, we are not assured that this will continue to be the case in the future.

Sales and Marketing

We sell our products and solutions through our direct global field operations, which comprises sales, service and support personnel worldwide. Additionally, we sell our products and solutions through independent distributors. We have sold our products and solutions to enterprises in over 180 countries. The global field operations and field marketing groups are organized by region and secondarily by direct and indirect channels. We operate by region in the Americas, EMEA and Asia Pacific. We believe this structure allows us to maintain direct contact with our customers and support their diverse market requirements. Our international operations provide focused local sales, support and marketing efforts and are able to respond directly to changes in local conditions.

Global field operations personnel are responsible for developing new direct end-user accounts, recruiting new indirect channel partners and new independent distributors, managing existing channel partner relationships and servicing existing customers. We actively seek to avoid conflict between the sales efforts of our application partners and our own direct sales efforts. We use our inside sales team to enhance our direct sales efforts and to generate new business and follow-on business from existing customers.

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

Customer Support

Our customer support staff provides telephone and Web-based support to end-users, application developers and OEMs. Customers may purchase maintenance services entitling them to software updates, technical support and technical bulletins. First year maintenance and any subsequent annual renewals are not included with our products and are purchased separately. We provide support to customers primarily through our main regional customer support centers in Bedford, Massachusetts; Morrisville, North Carolina; Rotterdam, The Netherlands; Hyderabad, India; and Melbourne, Australia. Local technical support for specific products is provided in certain other countries as well.

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

We compete in various markets with a number of entities, such as salesforce.com, Inc., Amazon.com, Inc., Software AG, RedHat, Inc., Pivotal Software, Inc., Microsoft Corporation, Oracle Corporation and other smaller firms. Many of these vendors offer PaaS, application development, data integration and other tools in conjunction with their CRM, web services, operating systems and relational database management systems. We believe that IBM Corporation, Microsoft Corporation and Oracle Corporation currently dominate the relational database market. We do not believe that there is a dominant vendor in the other infrastructure software markets, including PaaS and application development. Some of our competitors have greater financial, marketing or technical resources than we have and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our revenue and market presence.

Copyrights, Trademarks, Patents and Licenses

We rely on a combination of contractual provisions and copyright, patent, trademark and trade secret laws to protect our proprietary rights in our products. We generally distribute our products under software license agreements that grant customers a perpetual nonexclusive license to use our products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. We also distribute our products through various channel partners, including application partners, OEMs and system integrators. We also license our products under term or subscription arrangements.  In addition, we attempt to protect our trade secrets and other proprietary information through agreements with employees, consultants and channel partners. Although we intend to protect our rights vigorously, there is no assurance that these measures will be successful.

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

Business Segment and Geographical Information

We operate in a single operating segment. For additional information on business segments as well as geographical financial information, see Note 17 to our consolidated financial statements, which are incorporated herein by reference.

Employees

As of November 30, 2013, we had 942 employees worldwide, including 278 in sales and marketing, 88 in customer support and services, 415 in product development and 161 in administration. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in those jurisdictions. We have experienced no work stoppages and believe our relations with employees are good.

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

Revenue forecasting is uncertain, and the failure to meet our forecasts could result in a decline in our stock price. Our revenues, particularly new software license revenues, are difficult to forecast. We use a pipeline system to forecast revenues and trends in our business. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the conversion rate of the pipeline into contracts can be difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and materially adversely impact our business or our planned results of operations. Furthermore, most of our expenses are relatively fixed, including costs of personnel and facilities, and are not easily reduced. Thus, an unexpected reduction in our revenue, or failure to achieve the anticipated rate of growth, would have a material adverse effect on our profitability. If our operating results do not meet our publicly stated guidance or the expectations of investors, our stock price may decline.

As discussed below, we are devoting significant resources to the development of product and service offerings as well as new distribution models where we have a limited operating history. The addition of a subscription model to augment our traditional perpetual licensing model may negatively impact our license growth in the near term. Under a subscription model, downturns or upturns in sales may not be immediately reflected in our results of operations. Subscription pricing allows customers to use our products at a lower initial cost when compared to the sale of a perpetual license. Although the subscription model is designed to increase the number of customers who purchase our products and services and create a recurring revenue stream that is more predictable, it creates certain risks related to the timing of revenue recognition and reduced cash flows. A decline in new or renewed subscriptions in any period may not be immediately reflected in our results for that period, but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our results of operations might not reflect such downturns until future periods. Further, any increases in sales under our subscription sales model could result in decreased revenues over the short term if they are offset by a decline in sales from perpetual license customers.

We recognize a substantial portion of our revenue from sales made through third parties, including our application partners, distributors/resellers, and OEMs, and adverse developments in the businesses of these third parties or in our relationships with them could harm our revenues and results of operations. Our future results depend upon our continued successful distribution of our products through our application partner, distributor/reseller, and OEM channels. The activities of these third parties are not within our direct control. Our failure to manage our relationships with these third parties effectively could impair the success of our sales, marketing and support activities. A reduction in the sales efforts, technical capabilities or financial viability of these parties, a misalignment of interest between us and them, or a termination of our relationship with a major application partner, distributor/reseller, or OEM could have a negative effect on our sales and financial results. Any adverse effect on the application partners’, distributors'/resellers', or OEMs’ businesses related to competition, pricing and other factors could also have a material adverse effect on our business, financial condition and operating results.

Weakness in the U.S. and international economies may result in fewer sales of our products and may otherwise harm our business. We are subject to the risks arising from adverse changes in global economic conditions, especially those in the U.S., Europe and the Asia Pacific region. The past five years have been characterized by weak global economic conditions, tightening of credit markets and instability in the financial markets, particularly in Europe. If these conditions continue or worsen, customers may delay, reduce or forego technology purchases, both directly and through our application partners and OEMs. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations, financial condition or cash flows.

Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. More than half of our total revenue is generated from sales outside North America. Political and/or financial instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely impact our business. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results.

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

Fluctuations in foreign currency exchange rates could have an adverse impact on our financial condition and results of operations. Changes in the value of foreign currencies relative to the U.S. dollar may adversely affect our results of operations and financial position. We seek to reduce our exposure to fluctuations in exchange rates by entering into foreign exchange forward contracts to hedge certain actual and forecasted transactions of selected currencies (mainly in Europe, Brazil, Japan, Canada, Singapore and Australia). Our currency hedging transactions may not be effective in reducing any adverse impact of fluctuations in foreign currency exchange rates. Further, the imposition of exchange or price controls or other restrictions on the conversion of foreign currencies could have a material adverse effect on our business.

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

The increased emphasis on a cloud strategy may give rise to risks that could harm our business. We are devoting significant resources to the development of technologies and service offerings in the PaaS market where we have a limited operating history. To accelerate the growth of our business, we launched Progress Pacific, our cloud-based Platform-as-a-Service, in July 2013. Our cloud strategy requires continued investment in product development and cloud operations as well as a change in the way we price and deliver our products. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the cloud-based computing market, and greater sales and marketing resources. It is uncertain whether these strategies will prove successful or whether we will be able to develop the infrastructure and business models more quickly than our competitors. Our cloud strategy may give rise to a number of risks, including the following:

•	if new or current customers desire only perpetual licenses, we may not be successful in selling subscriptions;

•	although we intend to support our perpetual license business, the increased emphasis on a cloud strategy may raise concerns among our installed customer base;

•	we may be unsuccessful in achieving our target pricing;

•	our revenues might decline over the short or long term as a result of this strategy;

•	our relationships with existing partners that resell perpetual licenses may be damaged; and

•	we may incur costs at a higher than forecasted rate as we enhance and expand our cloud operations.

We may make additional acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition, results of operations or cash flows. We may continue to make acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Any acquisitions that we do complete involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. These factors could have a material adverse effect on our business, financial condition, operating results and cash flows. The consideration we pay for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

The segments of the software industry in which we participate are intensely competitive, and our inability to compete effectively could harm our business. We experience significant competition from a variety of sources with respect to the marketing and distribution of our products. Many of our competitors have greater financial, marketing or technical resources than we do and may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our market presence or lead to downward pricing pressure.

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

If our products contain software defects or security flaws, it could harm our revenues and expose us to litigation. Our products, despite extensive testing and quality control, may contain defects or security flaws, especially when we first introduce them or when new versions are released. We may need to issue corrective releases of our software products to fix any defects or errors. The detection and correction of any security flaws can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, delay the development or release of new products or new versions of products, adversely affect market acceptance of our products and expose us to potential litigation. If we experience errors or delays in releasing new products or new versions of products, such errors or delays could have a material adverse effect on our revenue.

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

We are required to comply with certain financial and operating covenants under our credit facility and any failure to comply with those covenants could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility. Under the terms of our credit facility, we may borrow up to $150.0 million (with an accordion feature that allows us to borrow up to an additional $75.0 million if the existing or additional lenders agree), repay the same in whole or in part and re-borrow at any time through August 15, 2016, at which time any amounts outstanding will be due and payable in full. As of November 30, 2013, there were no amounts outstanding under the revolving line and $0.8 million of letters of credit outstanding. We may wish to borrow amounts under the facility in the future to support our operations, including for strategic acquisitions.

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

Item 1B. Unresolved Staff Comments

As of the date of this report, we do not have any open comments from the U.S. Securities and Exchange Commission (SEC) related to our financial statements or periodic filings with the SEC.

Item 2. Properties

We own our principal administrative, sales, support, marketing, product development and distribution facilities, which are located in three buildings totaling approximately 258,000 square feet in Bedford, Massachusetts. In addition, we maintain offices in leased facilities in approximately 3 other locations in North America and approximately 8 locations outside North America, including Australia, Belgium, Brazil, France, India, Netherlands, Singapore, and the United Kingdom. The terms of our leases generally range from one to six years. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed.

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

	Fiscal Year Ended
	November 30, 2013		November 30, 2012
	High	Low	High	Low
First quarter	$24.50	$19.89	$24.18	$17.01
Second quarter	$24.40	$20.41	$24.76	$18.90
Third quarter	$26.03	$21.00	$21.16	$17.30
Fourth quarter	$26.95	$24.15	$22.24	$17.45

We have not declared or paid cash dividends on our common stock and we do not plan to pay cash dividends to our shareholders in the near future. As of December 31, 2013, our common stock was held by approximately 243 shareholders of record.

Information related to our repurchases of our common stock by month in the fourth quarter of fiscal year 2013 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (2)
September 2013	611	$25.19	611	$18,800
October 2013	641	25.98	641	2,145
November 2013	—	—	—	2,145
Total	1,252	$25.59	1,252	$2,145

(1)
In April 2012, our Board of Directors authorized the repurchase of $350.0 million of our common stock through fiscal year 2013, and in October 2012, under the authorization, we announced the adoption of a Rule 10b5-1 plan to repurchase up to $250.0 million of our common stock through June 30, 2013, or earlier. We completed the plan in May 2013, having repurchased 11.7 million shares for $250.0 million. In July 2013, our Board of Directors increased the authorization to $360.0 million, and we launched a new Rule 10b5-1 plan to repurchase up to $100.0 million of our common stock through December 31, 2013, or earlier. We completed this plan in October 2013, having repurchased 4.0 million shares for $100.0 million. Through November 30, 2013, we have repurchased a total of 16.1 million shares for $357.9 million under the $360.0 million authorization.

(2)
In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program, which is not reflected in the above table. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for each of the last five fiscal years ended November 30, 2013, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

Comparison of 5 Year Cumulative Total Return(1)
Among Progress Software Corporation, the NASDAQ Composite Index and the
NASDAQ Computer Index

(1) $100 invested on November 30, 2008 in stock or index, including reinvestment of dividends.

November 30,	2008	2009	2010	2011	2012	2013
Progress Software Corporation	$100.00	$113.11	$180.97	$143.55	$141.72	$185.62
NASDAQ Composite	100.00	139.66	162.69	170.64	196.03	264.39
NASDAQ Computer	100.00	161.91	191.56	206.98	232.05	293.23

Item 6. Selected Financial Data

The following table sets forth selected financial data for the last five fiscal years (in thousands, except per share data):

Year Ended November 30,	2013	2012	2011	2010	2009
Revenue	$333,996	$317,612	$333,610	$329,786	$327,895
Income from operations	63,740	67,789	108,712	109,816	84,487
Income from continuing operations	39,777	44,954	71,389	74,551	52,626
Net income	74,907	47,444	59,629	48,098	33,280
Basic earnings per share from continuing operations	0.73	0.71	1.09	1.17	0.87
Diluted earnings per share from continuing operations	0.72	0.71	1.06	1.13	0.85
Cash, cash equivalents and short-term investments	231,440	355,217	261,416	322,396	224,121
Total assets	682,187	884,977	864,263	939,393	801,633
Long-term debt, including current portion	—	—	357	664	1,022
Shareholders’ equity	513,654	638,399	625,110	690,274	557,867

Prior period amounts have been revised for the impact of discontinued operations. Refer to Item 8 of this Form 10-K for an additional description of the impact of discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements below about anticipated results and our products and markets are forward-looking statements that are based on our current plans and assumptions. Important information about the bases for these plans and assumptions and factors that may cause our actual results to differ materially from these statements is contained below and in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

Revised Prior Period Amounts

Our financial results for prior periods have been revised, in accordance with GAAP, to reflect certain changes to our business and other matters. Prior period amounts have been revised for the impact of discontinued operations due to the sale of our Apama product line. The impact on prior periods of discontinued operations due to the sale of our non-Core product lines was previously included in the Annual Report on Form 10-K for the fiscal year ended November 30, 2012. Refer to Item 8 of this Form 10-K for an additional description of these items.

Overview

We are a global software company that simplifies the development, deployment and management of business applications on-premise or in the cloud, on any platform or device, to any data source, with enhanced performance, minimal IT complexity and low total cost of ownership. In 2013, we introduced the Progress Pacific platform-as-a-service (PaaS) that is the foundation of a new strategic plan (the "Plan") we announced in April 2012. In April 2012, we announced our intention to become a leading provider of next-generation application development and deployment capabilities in the cloud for the PaaS market by investing in our OpenEdge, DataDirect, and Corticon product lines and integrating components of those products into a single, cohesive offering.

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

Our financial results for fiscal year 2012 were adversely impacted by factors related to the planning, announcement and execution of the first phase of the Plan, which also included the undertaking of large restructuring efforts and the marketing for divestiture and actual sale of the ten non-core product lines. These factors contributed to a very uncertain environment for our company, partners, customers and employees. In particular, during the second and third quarters of fiscal year 2012, customer purchasing decisions were delayed, which caused deal slippage at a greater rate than usual. This was caused both by uncertainty surrounding the Plan and by generally deteriorating macroeconomic conditions, primarily in Europe.

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

In June 2013, we entered into a definitive purchase and sale agreement to divest our Apama product line to Software AG. The target market, deployment and sales model for the Apama product line differed significantly from those of our core strategy and the divestiture allowed us to focus entirely on providing leading cloud and mobile application development and integration solutions. The sale closed in July 2013 for a purchase price of $44.3 million. Our operating performance was adversely impacted by temporarily higher expense levels and restructuring costs as we transitioned away from the product lines we divested.

In the second phase of the Plan, we began to unify the product capabilities of our core product lines with the goal of refining and enhancing our next generation, feature-rich application development and deployment solution targeting the new market category of PaaS. To that end, during fiscal year 2013, we added new functionalities to our existing products in furtherance of the Plan. We also completed the acquisition of Rollbase, Inc., a provider of application development software technology that allows the rapid design, development and deployment of on-demand business applications. Lastly, in July 2013, we announced the release of Progress Pacific, which provides users with the freedom to choose the development environment tools, data sources, deployment environments and devices that best fit business and user needs. It is comprised of Rollbase and DataDirect Cloud, together with assets from our OpenEdge, DataDirect and Corticon products.

As a result of our renewed focus on our core products, the enhancements to our existing products and improvement in our cost structure, we experienced improved financial performance during fiscal year 2013. However, we are still in the early stages of our transition to becoming a leading vendor in the cloud-based PaaS market. As a result, we anticipate continued reinvestment in our products will be necessary and sustainable increases in revenue may not be foreseeable in the near term. Overall, our investments to improve our product lines require time to impact performance.

In addition, our new business focus and new strategy has required us to restructure our organization and the way we go to market, how we implement product roadmaps and how we operate and report our financial results, all of which caused additional disruption and could cause further disruption in the future as we implement our new go to market plans. Our cloud strategy will require continued investment in product development and cloud operations as well as a change in the way we price and deliver our products.

As part of the Plan, in April 2012 our Board of Directors authorized us to repurchase $350.0 million of our common stock through fiscal year 2013, and in October 2012, under the authorization, we announced the adoption of a Rule 10b5-1 plan to repurchase up to $250.0 million of our common stock through June 30, 2013, or earlier. We completed the plan in May 2013, having repurchased 11.7 million shares for $250.0 million. In July 2013, our Board of Directors increased the authorization to $360.0 million, and we launched a new Rule 10b5-1 plan to repurchase up to $100.0 million of our common stock through December 31, 2013, or earlier. We completed this plan in October 2013, having repurchased 4.0 million shares for $100.0 million. Through November 30, 2013, we have repurchased a total of 16.1 million shares for $357.9 million under the authorization.

In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

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

				Percentage Change
	Percentage of Total Revenue			2013 Compared to 2012	2012 Compared to 2011
	2013	2012	2011
Revenue:
Software licenses	37%	34%	33%	15%	(3)%
Maintenance and services	63	66	67	—	(6)
Total revenue	100	100	100	5	(5)
Costs of revenue:
Cost of software licenses	2	2	1	19	24
Cost of maintenance and services	8	9	9	(10)	(1)
Amortization of acquired intangibles	—	—	1	103	(67)
Total costs of revenue	10	11	11	(4)	(1)
Gross profit	90	89	89	6	(5)
Operating expenses:
Sales and marketing	32	31	25	7	18
Product development	17	14	11	29	16
General and administrative	17	20	19	(10)	—
Amortization of acquired intangibles	—	—	—	(7)	60
Restructuring expenses	4	2	1	66	118
Acquisition-related expenses	1	—	—	*	(60)
Total operating expenses	71	67	56	10	13
Income from operations	19	21	33	(6)	(38)
Other income (expense)	—	—	—	*	*
Income from continuing operations before income taxes	19	21	33	(8)	(37)
Provision for income taxes	7	7	11	—	(37)
Income from continuing operations	12	14	22	(12)	(37)
Income (loss) from discontinued operations, net	11	1	(4)	*	121
Net income	23%	15%	18%	58%	(20)%

* Not meaningful

Fiscal Year 2013 Compared to Fiscal Year 2012

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2013	November 30, 2012	As Reported	Constant Currency
Revenue	$333,996	$317,612	5%	6%

Total revenue increased $16.4 million in fiscal year 2013 as compared to fiscal year 2012. Revenue would have increased by 6% if exchange rates had been constant in fiscal year 2013 as compared to exchange rates in effect in fiscal year 2012. The increase in revenue in fiscal year 2013 was primarily a result of an increase in license revenue as further described below.

Changes in prices from fiscal year 2012 to fiscal year 2013 did not have a significant impact on our revenue. Changes in foreign currency exchange rates did not significantly impact our reported revenues on a consolidated basis.

License Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2013	November 30, 2012	As Reported	Constant Currency
License	$122,312	$106,626	15%	15%
As a percentage of total revenue	37%	34%

Software license revenue increased $15.7 million, or 15% on an actual and constant currency basis, in fiscal year 2013 as compared to fiscal year 2012. The increase in license revenue in fiscal year 2013 was primarily driven by higher revenue for our OpenEdge products in the North America, EMEA and Asia Pacific regions and our Corticon products in the North America region, offset by lower revenue for DataDirect products due to timing of deal closures on multi-year OEM agreements in prior years.

Maintenance and Services Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2013	November 30, 2012	As Reported	Constant Currency
Maintenance	$202,857	$202,691	—%	1%
As a percentage of total revenue	61%	64%
Professional services	$8,827	$8,295	6%	3%
As a percentage of total revenue	3%	2%
Total maintenance and services revenue	$211,684	$210,986	—%	—%
As a percentage of total revenue	63%	66%

Maintenance and services revenue increased $0.7 million in fiscal year 2013 as compared to fiscal year 2012. Maintenance and services revenue remained essentially flat in fiscal year 2013 as the loss of revenue from non-renewing customers offset the growth in maintenance revenue associated with new license sales on an as reported and constant currency basis. Professional services revenue increased in fiscal year 2013 due to the timing of professional service engagements.

Revenue by Region

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2013	November 30, 2012	As Reported	Constant Currency
North America	$154,279	$142,659	8%	8%
As a percentage of total revenue	46%	45%
EMEA	$133,600	$125,566	6%	5%
As a percentage of total revenue	40%	39%
Latin America	$25,370	$28,335	(10)%	(3)%
As a percentage of total revenue	8%	9%
Asia Pacific	$20,747	$21,052	(1)%	4%
As a percentage of total revenue	6%	7%

Total revenue generated in North America increased $11.6 million, and total revenue generated outside North America increased $4.8 million, in fiscal year 2013 as compared to fiscal year 2012. Total revenue generated in markets outside North America represented 54% of total revenue in fiscal year 2013 compared to 55% of total revenue in fiscal year 2012. Total revenue generated in markets outside North America would have represented 54% of total revenue if exchange rates had been constant in fiscal year 2013 as compared to the exchange rates in effect in fiscal year 2012.

Cost of Software Licenses

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Cost of software licenses	$6,889	$5,776	19%
As a percentage of software license revenue	6%	5%
As a percentage of total revenue	2%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses increased $1.1 million in fiscal year 2013 as compared to fiscal year 2012, and increased as a percentage of software license revenue from 5% to 6%. The dollar increase was primarily due to higher royalty expense for products and technologies licensed or resold from third parties. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Cost of maintenance and services	$26,753	$29,878	(10)%
As a percentage of maintenance and services revenue	13%	14%
As a percentage of total revenue	8%	9%

Cost of maintenance and services consists primarily of costs of providing customer support, education and consulting. Cost of maintenance and services decreased $3.1 million in fiscal year 2013 as compared to fiscal year 2012, and decreased as a percentage of maintenance and services revenue from 14% to 13%. The decrease in fiscal year 2013 was the result of cost savings due to our restructuring actions which were initiated in the second half of fiscal year 2012.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Amortization of acquired intangibles	$1,340	$660	103%
As a percentage of total revenue	—%	—%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to intangible assets for technology obtained in business combinations. Amortization of acquired intangibles increased $0.7 million in fiscal year 2013 as compared to fiscal year 2012. The increase was due to amortization of intangible assets acquired with the Rollbase acquisition, which was completed in the second quarter of fiscal year 2013, offset by decreases due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Gross profit	$299,014	$281,298	6%
As a percentage of total revenue	90%	89%

Our gross profit increased $17.7 million in fiscal year 2013 as compared to fiscal year 2012, and our gross profit as a percentage of total revenue increased from 89% to 90%. The dollar increase in our gross profit was primarily due to higher license revenue and lower cost of maintenance and services.

Sales and Marketing

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Sales and marketing	$105,997	$98,838	7%
As a percentage of total revenue	32%	31%

Sales and marketing expenses increased $7.2 million in fiscal year 2013 as compared to fiscal year 2012, and increased as a percentage of total revenue from 31% to 32%. The increase in sales and marketing expense in fiscal year 2013 was primarily due to the increase in marketing programs related to our core products, which was lower in 2012 as a result of our divestiture of several product lines and implementation of our new strategic plan announced in April 2012. The increase was partially offset by lower-compensation related costs in fiscal year 2013 as a result of headcount reduction actions, which occurred in the second half of fiscal year 2012. The increase was also offset by incremental compensation-related expenses of $1.4 million recognized in fiscal year 2012 due to the separation of one of our sales and marketing executives that did not recur in fiscal year 2013.

Product Development

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Product development costs	$58,172	$44,443	31%
Capitalized product development costs	(836)	—	100%
Total product development expense	$57,336	$44,443	29%
As a percentage of total revenue	17%	14%

Product development expenses increased $12.9 million in fiscal year 2013 as compared to fiscal year 2012, and increased as a percentage of revenue from 14% to 17%. The increase was primarily due to higher costs related to our new product development strategy, including higher expenses related to building our Progress Pacific platform. The increase was offset by lower compensation-related costs in fiscal year 2013 as a result of headcount reduction actions, which occurred in the second half of fiscal year 2012, and the deferral of capitalized product development costs related to our Progress Pacific platform in fiscal year 2013.

General and Administrative

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
General and administrative	$55,994	$61,989	(10)%
As a percentage of total revenue	17%	20%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased $6.0 million in fiscal year 2013 as compared to fiscal year 2012, and decreased as a percentage of revenue from 20% to 17%. The decrease in fiscal year 2013 was primarily due to incremental costs incurred in fiscal year 2012 for stock-based compensation associated with the hiring of a new Chief Executive Officer in December 2011, $0.9 million for a litigation settlement and $3.2 million of proxy-related costs. The decrease was also the result of cost savings in fiscal year 2013 from our restructuring actions and other cost control measures, which were initiated in the second half of fiscal year 2012.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Amortization of acquired intangibles	$760	$820	(7)%
As a percentage of total revenue	—%	—%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of these acquired intangibles decreased 7% in fiscal year 2013 as compared to fiscal year 2012 due to the completion of amortization of certain intangible assets acquired in prior years, offset by the amortization of intangible assets associated with the Rollbase acquisition, which was completed during the second quarter of fiscal year 2013.

Restructuring Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Restructuring expenses	$11,983	$7,204	66%
As a percentage of total revenue	4%	2%

We incurred restructuring expenses of $12.0 million in fiscal year 2013 as compared to $7.2 million in fiscal year 2012. Restructuring expenses in fiscal year 2013 relate to the restructuring actions occurring in fiscal years 2013 and 2012. See Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also "Liquidity and Capital Resources".

Acquisition-Related Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Acquisition-related expenses	$3,204	$215	1,390%
As a percentage of total revenue	1%	—%

Acquisition-related expenses increased in fiscal year 2013 compared to fiscal year 2012 due to expenses related to earn-out provisions which were part of the Rollbase acquisition, plus a $1.0 million termination fee for a pre-existing licensing arrangement between Rollbase and another third-party. The fiscal year 2012 expenses related to the acquisition of Corticon, which occurred in the fourth quarter of fiscal year 2011.

Income from Operations

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Income from operations	$63,740	$67,789	(6)%
As a percentage of total revenue	19%	21%

Income from operations decreased $4.0 million in fiscal year 2013 as compared to fiscal year 2012, and decreased as a percentage of total revenue from 21% to 19%. As discussed above, the decrease was primarily the result of higher operating expenses, most notably product development, restructuring and acquisition-related expenses. The decrease was also due to the absorption into our continuing operations of costs previously required to support our divested product lines.

Other (Expense) Income

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Interest income and other	$1,201	$2,574	(53)%
Foreign currency loss	(2,158)	(2,378)	9
Total other (expense) income, net	$(957)	$196	(588)%
As a percentage of total revenue	—%	—%

Other (expense) income decreased $1.2 million in fiscal year 2013 as compared to fiscal year 2012. The decrease in interest income was due to lower cash balances and lower interest rates in certain countries during fiscal year 2013 and additional interest income on tax credits during fiscal year 2012 that did not recur in fiscal year 2013. The decrease was also due to the $0.4 million realized loss related to the settlement of an auction rate security during fiscal year 2013. The change in foreign currency losses was a result of movements in exchange rates and the impact on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Provision for income taxes	$23,006	$23,031	—%
As a percentage of total revenue	7%	7%

Our effective tax rate was 37% in fiscal year 2013 and 34% in fiscal year 2012. The lower rate in fiscal year 2012 was primarily due a larger percentage of profit before tax earned overseas in fiscal year 2012 versus fiscal year 2013 at an effective rate lower than the US effective tax rate. In addition, fiscal year 2012 benefited from the recognition of a previously unrecognized tax benefit due to the expiration of the statute of limitations. Fiscal year 2013 benefited from a reinstatement of the research and development credit in the tax code in January 2013 with a retroactive effective date to January 1, 2012 that allowed us to benefit from the credit in fiscal year 2013 for the period of January to November 2012.

Net Income

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Income from continuing operations	$39,777	$44,954	(12)%
Income (loss) from discontinued operations	35,130	2,490	1,311%
Net income	$74,907	$47,444	58%

Income (loss) from discontinued operations includes the revenues and direct expenses of the product lines we divested in fiscal year 2012 and the first quarter of fiscal year 2013 and the Apama product line, which was sold in July 2013. In fiscal year 2013, the income from discontinued operations includes the pre-tax gain on the sales of our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion and Sonic product lines of $35.7 million and the pre-tax gain on sale of the Apama product line of $35.9 million. In fiscal year 2012, it includes the gains on sales of our FuseSource and Shadow product lines of $19.8 million and $25.3 million, respectively, and an impairment loss of $8.6 million related to our Artix, Orbacus and Orbix assets, which were classified as held for sale in our consolidated balance sheet at November 30, 2012. The impairment loss represented the write down of the assets to fair value. See Note 7 of the Consolidated Financial Statements appearing in Item 8 of this Annual Report for additional information related to our discontinued product lines.

Fiscal 2012 Compared to Fiscal 2011

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2012	November 30, 2011	As Reported	Constant Currency
Revenue	$317,612	$333,610	(5)%	(2)%

Total revenue decreased $16.0 million in fiscal year 2012 as compared to fiscal year 2011. The decrease in revenue in fiscal year 2012 was primarily a result of the disruption caused by the announcement of our Plan and its impact on our employees, customers and partners. In particular, we encountered a delay in purchasing decisions, which resulted in deal slippage at a greater rate than normal. We believe this was caused both by uncertainty surrounding our Plan and generally deteriorating macroeconomic conditions, primarily in Europe.

Changes in prices from fiscal year 2011 to fiscal year 2012 did not have a significant impact on our revenue.

License Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2012	November 30, 2011	As Reported	Constant Currency
License	$106,626	$109,966	(3)%	(1)%
As a percentage of total revenue	34%	33%

Software license revenue decreased in fiscal year 2012 as compared to fiscal year 2011. Software license revenue would have decreased by 1% if exchange rates had been constant in fiscal year 2012 as compared to exchange rates in effect in fiscal year 2011. Excluding the impact of changes in exchange rates, the decrease in license revenue is due to the disruption caused by the announcement of our Plan.

Maintenance and Services Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2012	November 30, 2011	As Reported	Constant Currency
Maintenance	$202,691	$211,300	(4)%	—%
As a percentage of total revenue	64%	63%
Professional services	$8,295	$12,344	(33)%	(30)%
As a percentage of total revenue	2%	4%
Total maintenance and services revenue	$210,986	$223,644	(6)%	(2)%
As a percentage of total revenue	66%	67%

Maintenance and services revenue decreased $12.7 million in fiscal year 2012 as compared to fiscal year 2011. Maintenance and services revenue would have decreased by 2% if exchange rates had been constant in fiscal year 2012 as compared to exchange rates in effect in fiscal year 2011. Excluding the impact of changes in exchange rates, the decrease in maintenance and services revenue was primarily the result of lower license revenue due to the associated services that are attached to license sales. The decrease in professional services revenue was also impacted by the shift away from our Responsive Process Management suite, or RPM, strategy.

Revenue by Region

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2012	November 30, 2011	As Reported	Constant Currency
North America	$142,659	$142,214	—%	—%
As a percentage of total revenue	45%	43%
EMEA	$125,566	$140,033	(10)%	(5)%
As a percentage of total revenue	39%	42%
Latin America	$28,335	$31,039	(9)%	3%
As a percentage of total revenue	9%	9%
Asia Pacific	$21,052	$20,324	4%	3%
As a percentage of total revenue	7%	6%

Total revenue generated in North America increased $0.4 million, and total revenue generated outside North America decreased $16.4 million, in fiscal year 2012 as compared to fiscal year 2011. The decrease in revenue in EMEA was primarily the result of deteriorating macroeconomic conditions in Europe, as well as the announcement of our Plan. Total revenue generated in markets outside North America represented 55% of total revenue in fiscal year 2012 compared to 57% of total revenue in fiscal year 2011. Total revenue generated in markets outside North America would have represented 57% of total revenue if exchange rates had been constant in fiscal year 2012 as compared to the exchange rates in effect in fiscal 2011.

Cost of Software Licenses

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Cost of software licenses	$5,776	$4,640	24%
As a percentage of software license revenue	5%	4%
As a percentage of total revenue	2%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses increased $1.1 million in fiscal year 2012 as compared to fiscal year 2011, and increased as a percentage of software license revenue 4% to 5%. The dollar increase was primarily due to higher royalty expense for products and technologies licensed or resold from third parties due to higher license revenues. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Cost of maintenance and services	$29,878	$30,143	(1)%
As a percentage of maintenance and services revenue	14%	13%
As a percentage of total revenue	9%	9%

Cost of maintenance and services consists primarily of costs of providing customer support, education and consulting. Cost of maintenance and services decreased $0.3 million in fiscal year 2012 as compared to fiscal year 2011 and increased as a percentage of maintenance and services revenue from 13% to 14%. The total dollar amount of expense in fiscal year 2012 decreased as a result of lower maintenance and professional services revenue in fiscal year 2012 as compared with fiscal year 2011.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Amortization of acquired intangibles	$660	$1,994	(67)%
As a percentage of total revenue	—%	1%

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

Gross Profit

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Gross profit	$281,298	$296,833	(5)%
As a percentage of total revenue	89%	89%

Our gross profit decreased $15.5 million in fiscal year 2012 as compared to fiscal year 2011, and our gross profit as a percentage of total revenue remained at 89%. The dollar decrease in our gross profit was due to lower revenues, partially offset by lower amortization expense of acquired intangibles, as described above.

Sales and Marketing

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Sales and marketing	$98,838	$83,815	18%
As a percentage of total revenue	31%	25%

Sales and marketing expenses increased $15.0 million in fiscal year 2012 as compared to fiscal year 2011, and increased as a percentage of total revenue from 25% to 31%. The increase in sales and marketing expense was due to a $9.8 million increase in compensation-related expenses due to the focus on our Core product lines and $1.7 million of incremental compensation-related expenses due to the separation of two of our sales and marketing executives.

Product Development

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Product development costs	$44,443	$38,183	16%
As a percentage of total revenue	14%	11%

Product development expenses increased $6.3 million in fiscal year 2012 as compared to fiscal year 2011, and increased as a percentage of revenue from 11% to 14%. The increase in product development expenses is primarily due to higher headcount from the Corticon acquisition, which was completed in the fourth quarter of fiscal year 2011. The increases in product development expenses were partially offset by cost savings from our restructuring actions undertaken as part of the Plan.

General and Administrative

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
General and administrative	$61,989	$61,772	—%
As a percentage of total revenue	20%	19%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased $0.2 million in fiscal year 2012 as compared to fiscal year 2011, and increased as a percentage of revenue from 19% to 20%. The increase in fiscal year 2012 was primarily due to stock-based compensation costs associated with the hiring of a new Chief Executive Officer in December 2011, incremental compensation-related expenses due to the separation of our Chief Financial Officer in April 2012, a $0.9 million litigation settlement, proxy contest-related costs and costs associated with the Plan. The increases were partially offset by cost savings from our restructuring actions and other cost control measures and increased compensation-related costs in fiscal year 2011 related to the severance agreement entered into with Richard D. Reidy, a former Chief Executive Officer.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Amortization of acquired intangibles	$820	$513	60%
As a percentage of total revenue	—%	—%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of these acquired intangibles increased $0.3 million in fiscal year 2012 as compared to fiscal year 2011. The increase was due to the amortization of intangible assets acquired with the Corticon acquisition, which was completed in the fourth quarter of fiscal year 2011.

Restructuring Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Restructuring expenses	$7,204	$3,302	118%
As a percentage of total revenue	2%	1%

We incurred restructuring expenses of $7.2 million in fiscal year 2012 as compared to $3.3 million in fiscal year 2011. Restructuring expenses in fiscal year 2012 relate to the restructuring actions announced as part of the Plan. See Note 14 to the Consolidated Financial Statements in Item 8 of this Annual Report for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 7 of this Annual Report.

Restructuring expenses in fiscal year 2011 included ongoing costs related to the decisions from our restructuring activities occurring in the third quarter of fiscal year 2010.

Acquisition-Related Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Acquisition-related expenses	$215	$536	(60)%
As a percentage of total revenue	—%	—%

Acquisition-related expenses in fiscal years 2012 and 2011 are transaction-related costs, primarily professional services fees, employee severance and facility closing costs associated with the acquisition of Corticon.

Income from Operations

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Income from operations	$67,789	$108,712	(38)%
As a percentage of total revenue	21%	33%

Income from operations decreased $40.9 million in fiscal year 2012 as compared to fiscal year 2011, and decreased as a percentage of total revenue from 33% to 21%. As discussed above, the decrease was primarily the result of lower revenues and higher operating expenses in fiscal year 2012 as compared to fiscal year 2011.

Other Income (Expense)

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Interest income and other	$2,574	$1,999	29%
Foreign currency gain (loss)	(2,378)	(2,518)	6%
Total other income (expense), net	$196	$(519)	138%
As a percentage of total revenue	—%	—%

Other income (expense) increased $0.7 million in fiscal year 2012 as compared to fiscal year 2011. The increase was due to an increase in miscellaneous income and the decreases in foreign currency losses.

Provision for Income Taxes

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Provision for income taxes	$23,031	$36,804	(37)%
As a percentage of total revenue	7%	11%

Our effective tax rate remained flat at 34% in fiscal years 2012 and 2011. Fiscal year 2011 benefited from a reinstatement of the research and development credit in the tax code in December 2010 with a retroactive effective date to January 1, 2010 that allowed us to benefit from the credit in fiscal year 2011 for the period of January to November 2010. Fiscal year 2012 benefited from a lower effective tax rate on foreign earnings, and from the recognition of a previously unrecognized tax benefit due to the expiration of the statute of limitations.

Net Income

	Fiscal Year Ended
(In thousands)	November 30, 2012	November 30, 2011	Percentage Change
Income from continuing operations	$44,954	$71,389	(37)%
Income (loss) from discontinued operations	2,490	(11,760)	121%
Net income	$47,444	$59,629	(20)%

Income (loss) from discontinued operations includes the revenues and direct expenses of the product lines we divested in fiscal year 2012 and the first quarter of fiscal year 2013 and the Apama product line, which was sold in July 2013. In fiscal year 2012, it includes the gains on sales of our FuseSource and Shadow product lines of $19.8 million and $25.3 million, respectively, and an impairment loss of $8.6 million related to our Artix, Orbacus and Orbix assets, which were classified as held for sale in our consolidated balance sheet at November 30, 2012. The impairment loss represented the write down of the assets to fair value. See Note 7 of the Consolidated Financial Statements appearing in Item 8 of this Annual Report for additional information related to our discontinued product lines.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	November 30, 2013	November 30, 2012
Cash and cash equivalents	$198,818	$301,792
Short-term investments	32,622	53,425
Total cash, cash equivalents and short-term investments	$231,440	$355,217

The decrease in cash, cash equivalents and short-term investments of $123.8 million since the end of fiscal year 2012 was primarily due to repurchases of our common stock of $276.5 million, and the payment, net of cash acquired, for the acquisition of Rollbase of $9.5 million. The decrease was partially offset by proceeds from the sales of our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion, Sonic and Apama product lines of $111.1 million, issuances of common stock upon exercise of stock options and employee stock purchases of $54.4 million, and cash inflows from operations of $4.6 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments held by our foreign subsidiaries was $113.8 million and $138.2 million at November 30, 2013 and 2012, respectively. At November 30, 2013 and 2012, the net undistributed earnings of our foreign subsidiaries was $32.9 million and $33.2 million, respectively, and are considered to be permanently reinvested; as such, they are not available to fund our domestic operations. If we were to repatriate the earnings, they would be subject to taxation in the U.S., but would primarily be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

Share Repurchase Program

In April 2012, our Board of Directors authorized us to repurchase $350.0 million of our common stock through fiscal year 2013, and in October 2012, under the authorization, we announced the adoption of a Rule 10b5-1 plan to repurchase up to $250.0 million of our common stock through June 30, 2013, or earlier. We completed the plan in May 2013, having repurchased 11.7 million shares for $250.0 million. In July 2013, our Board of Directors increased the authorization to $360.0 million, and we launched a new Rule 10b5-1 plan to repurchase up to $100.0 million of our common stock through December 31, 2013, or earlier. We completed this plan in October 2013, having repurchased 4.0 million shares for $100.0 million. Through November 30, 2013, we have repurchased a total of 16.1 million shares for $357.9 million under the authorization.

In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

Divestiture of Non-Core Product Lines

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

As part of the 2013 restructuring, we incurred expenses in fiscal year 2013 totaling $8.7 million, of which $1.1 million represents excess facilities and other costs and $7.6 million represents employee severance and related benefits. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income, with the exception of $0.4 million included in income (loss) from discontinued operations. We do not expect to incur additional material costs with respect to the 2013 restructuring.

As of November 30, 2013, $1.6 million of the $8.7 million expensed in fiscal year 2013 remains unpaid. We expect to pay the portion of this balance relating to employee severance in the next twelve months and we expect to the pay the remaining portion of the balance related to excess facilities through fiscal year 2017.

During the second quarter of fiscal year 2012, as part of the Plan, our management approved, committed to and initiated certain operational restructuring initiatives to reduce annual costs, including the simplification of our organizational structure and the consolidation of facilities.

As part of the 2012 restructuring, we incurred expenses in fiscal year 2012 totaling $4.3 million, of which $1.5 million represents excess facilities and other costs and $2.8 million represents employee severances and related benefits. We do not expect to incur additional material costs with respect to the 2012 restructuring.

As of November 30, 2013, $0.9 million of the cumulative expenses recognized under the 2012 restructuring remains unpaid. The majority of this balance relates to excess facilities costs, which we expect to pay through fiscal year 2016.

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

The Credit Agreement contains customary affirmative and negative covenants, including a requirement to maintain a balance of at least $100.0 million in cash and cash equivalents while making restricted equity-related payments (e.g. cash dividend distributions or share repurchases of our common stock). We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of November 30, 2013, there were no amounts outstanding under the revolving line and $0.8 million of letters of credit outstanding. We are in compliance with our covenants by a significant margin.

Auction Rate Securities

In addition to the $231.4 million of cash, cash equivalents and short-term investments, we had investments with a fair value of $24.8 million related to auction rate securities (ARS). ARS with a fair value of $1.5 million are included in the short-term investments balance as discussed further below. These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 10 to 29 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.

Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. As of November 30, 2013, our ARS investments totaled $30.7 million at par value. These ARS are classified as available-for-sale securities.

During the fourth quarter of fiscal year 2013, the exit bankruptcy plan for an issuer of one of our ARS, which was in default and on whose behalf the underlying bond insurer was making interest payments, was approved by a federal bankruptcy judge in federal court. The exit bankruptcy plan included a settlement provision with the holders of the ARS, which were given the option to receive 80% of the par value of their holdings, but renounce their claim with the bond issuer, or receive 65% of the par value of their holdings and retain their insurance rights. We accepted the 80% settlement offer, and as a result we adjusted the fair value of this ARS to the amount of the settlement as of November 30, 2013. The previously recognized unrealized loss associated with this ARS has been recorded as a realized loss in fiscal year 2013 due to the settlement, which we received in December 2013. The realized loss of $0.4 million is recorded in other income (expense) in the consolidated statement of income for the fiscal year ended November 30, 2013. As this investment no longer lacks short-term liquidity, it is classified as a short-term investment on our consolidated balance sheet at November 30, 2013.

For each of our ARS classified as available-for-sale for which the issuer is not in default, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of these ARS investments is $24.8 million at November 30, 2013, and we have recorded a temporary impairment charge in accumulated other comprehensive income of $4.0 million to reduce the value of these available-for-sale ARS investments. We will not be able to access these remaining funds until future auctions for these ARS are successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on our consolidated balance sheet at November 30, 2013.

Based on our cash and short-term investments balance of $231.4 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate the lack of liquidity associated with our ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.

Cash Flows from Operating Activities

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	November 30, 2011
Net income	$74,907	$47,444	$59,629
Non-cash reconciling items included in net income	(26,335)	23,561	65,549
Changes in operating assets and liabilities	(43,992)	33,110	1,116
Net cash flows from operating activities	$4,580	$104,115	$126,294

The decrease in cash generated from operations in fiscal year 2013 as compared to fiscal year 2012 was primarily due to $56.3 million in payments made for income taxes related to the divestitures. Total net tax payments made in fiscal year 2013 were $69.9 million, compared to $15.3 million in fiscal year 2012. The decrease is also attributable to an increase in annual bonus payments made in fiscal year 2013 as compared to fiscal year 2012. The decrease from fiscal year 2011 to fiscal year 2012 was primarily due to lower profitability. Total restructuring payments for fiscal years 2013, 2012, and 2011 were $17.7 million, $15.4 million, and $12.0 million, respectively.

Our gross accounts receivable as of November 30, 2013 decreased by $3.9 million from the end of fiscal year 2012. DSO in accounts receivable from continuing operations was 66 days at the end of fiscal year 2013, compared to 67 days at the end of fiscal year 2012. DSO as previously reported was 73 days at the end of fiscal year 2011 for our consolidated results prior to discontinued operations. We target a DSO range of 60 to 75 days.

Cash Flows from Investing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	November 30, 2011
Net investment activity	$21,033	$55,096	$(61,917)
Purchases of property and equipment	(4,226)	(7,735)	(17,047)
Capitalized software costs	(836)	—	—
Payments for acquisitions, net of cash acquired	(9,450)	—	(22,900)
Proceeds from divestitures	111,120	46,590	—
Other investing activities	1,121	189	(433)
Net cash flows from investing activities	$118,762	$94,140	$(102,297)

Net cash inflows and outflows of our net investment activity is primarily a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term investments, as well as the timing of acquisitions and divestitures.

We purchased $4.2 million of property and equipment in fiscal year 2013 as compared to $7.7 million in the fiscal year 2012 and $17.0 million in fiscal year 2011. Spending slowed throughout fiscal year 2012 as we neared the implementation of the upgrades to our order management system in the first quarter of fiscal year 2013. Overall purchases consisted primarily of computer equipment and software and building and leasehold improvements.

We acquired 100% of the equity interests in Rollbase, a privately held software vendor for $9.9 million, which included $9.5 million in cash paid, in the second quarter of fiscal year 2013. In fiscal year 2011, we acquired all of the equity interests in Corticon, a privately held business enterprise software company for $22.9 million.

We received $111.1 million and $46.6 million in fiscal years 2013 and 2012, respectively, from the sales of our non-Core and Apama product lines. In the first quarter of fiscal year 2013, we completed the divestitures of our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion and Sonic product lines, and received proceeds of $75.5 million, which were offset by direct transactions costs. During the third quarter of fiscal year 2013, we completed the divestiture of the Apama product line for a purchase price of $44.3 million, of which $4.5 million is held in escrow to secure indemnification claims, if any, for up to 18 months. The proceeds from the Apama divestiture were also offset by direct transaction costs. In fiscal year 2012, we divested two of our non-Core product lines. The FuseSource product line was sold to Red Hat, Inc. for $21.3 million in September 2012, of which $2.1 million is held in escrow for up to 15 months, and the Shadow product line was sold to Rocket Software, Inc. for $31.9 million in October 2012, of which $3.3 million was held in escrow for 15 months. The proceeds from the Shadow divestiture were also offset by direct transaction costs.

Cash Flows from Financing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	November 30, 2011
Proceeds from stock-based compensation plans	$54,430	$29,208	$49,672
Repurchases of common stock	(276,537)	(81,316)	(200,009)
Other financing activities	(3,294)	(2,920)	2,349
Net cash flows from financing activities	$(225,401)	$(55,028)	$(147,988)

We received $54.4 million in fiscal year 2013 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $29.2 million in fiscal year 2012 and $49.7 million is fiscal year 2011. In fiscal years 2013 and 2012, we repurchased $276.5 million and $81.3 million, net of unsettled trades, respectively, of our common stock under our $350.0 million stock repurchase plan, which was approved by the Board of Directors in April 2012, and increased by $10.0 million to $360.0 million in June 2013. In fiscal year 2011, we repurchased $200.0 million of our common stock under a previously announced share repurchase plan, which was completed in fiscal year 2011.

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

Liquidity Outlook

We believe that existing cash balances, together with funds generated from operations and amounts available under the Credit Agreement, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We do not contemplate a need for any foreign repatriation of the earnings which we have deemed permanently reinvested. Our foreseeable cash needs include our planned capital expenditures and share repurchases, lease commitments, restructuring obligations and other long-term obligations.

Revenue Backlog

(In thousands)	November 30, 2013	November 30, 2012
Deferred revenue, primarily related to unexpired maintenance and support contracts (1)	$97,537	$110,391
Multi-year licensing arrangements (2)	12,577	21,554
Open software license orders received but not shipped (2)	—	11,913
Total revenue backlog	$110,114	$143,858

(1)
Deferred revenue as of November 30, 2012 included the deferred revenue of the Apama product line, which we sold in the third quarter of fiscal year 2013, and $3.6 million of contractual maintenance which had not been invoiced or included on our balance sheet. There is $26.3 million of deferred revenue included on our balance sheet as liabilities held for sale as of November 30, 2012. The contractual maintenance which has not been invoiced relates to a customer who changed its invoicing schedule.

(2)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Approximately $2.7 million of our open software license orders received but not shipped as of November 30, 2012 related to the Apama product line.

We typically fulfill most of our software license orders within 30 days of acceptance of a purchase order. Assuming all other revenue recognition criteria have been met, we recognize software license revenue upon shipment of the product, or if delivered electronically, when the customer has the right to access the software. Because there are many elements governing when revenue is recognized, including when orders are shipped, credit approval obtained, completion of internal control processes over revenue recognition and other factors, management has some control in determining the period in which certain revenue is recognized. We had in the past and may have in the future open software license orders which have not shipped or have otherwise not met all the required criteria for revenue recognition. Beginning in the second quarter of 2013, we changed our processes such that the amount of open software license orders received but not shipped at the end of the quarter was reduced to $0 at the end of the second, third, and fourth quarters of fiscal year 2013. We expect this will continue in future periods and we generally do not believe that the amount, if any, of such software license orders at the end of a particular reporting period is a reliable indicator of future performance. In addition, there is no industry standard for the definition of backlog and there may be an element of estimation in determining the amount. As such, direct comparisons with other companies may be difficult or potentially misleading.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table details our contractual obligations as of November 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$16,329	$5,595	$6,587	$2,699	$1,448
Purchase obligations (1)	2,042	642	1,400	—	—
Unrecognized tax benefits (2)	1,022	—	—	—	—
Total	$19,393	$6,237	$7,987	$2,699	$1,448

(1)	Represents the fixed or minimum amounts due under purchase obligations for support service agreements.

(2)
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

We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 of the Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Revenue Recognition

We derive our revenue primarily from software licenses and maintenance and services. Our license arrangements generally contain multiple elements, including software maintenance services, consulting services, and customer education services. We do not recognize revenue until the following four basic criteria are met: (i) persuasive evidence of an arrangement exists, (ii) our product has been shipped or, if delivered electronically, the customer has the right to access the software, (iii) the fee is fixed or determinable, and (iv) collection of the fee is probable.

Evidence of an arrangement generally consists of a contract or purchase order signed by the customer. In regard to delivery, we generally ship our software electronically and do not license our software with conditions of acceptance. If an arrangement does contain conditions of acceptance, we defer recognition of the revenue until the acceptance criteria are met or the period of acceptance has passed. Services are considered delivered as the work is performed or, in the case of maintenance, over the contractual service period. We assess whether a fee is fixed or determinable at the outset of the arrangement and consider the payment terms of the transaction, including transactions that extend beyond our customary payment terms. We do not license our software with a right of return. In assessing whether the collection of the fee is probable, we consider customer credit-worthiness, a customer’s historical payment experience, economic conditions in the customer’s industry and geographic location and general economic conditions. If we do not consider collection of a fee to be probable, we defer the revenue until the fees are collected, provided all other conditions for revenue recognition have been met.

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

In regard to software license revenues, perpetual and term license fees are recognized as revenue when the software is delivered, no significant obligations or contingencies related to the software exist, other than maintenance, and all other revenue recognition criteria are met. We generally recognize revenue for products distributed through application partners and distributors on a sell-in basis.

Revenue from maintenance is recognized ratably over the service period. Maintenance revenue is deferred until the associated license is delivered to the customer and all other criteria for revenue recognition have been met. Revenue from other services, which are primarily consulting and customer education services, is generally recognized as the services are delivered to the customer, provided all other criteria for revenue recognition have been met.

We generally sell our software licenses with maintenance services and, in some cases, also with consulting services. For these multiple element arrangements, we allocate revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor specific objective evidence (or VSOE) of fair value of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. For the undelivered elements, we determine VSOE of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with a software license based on the amount that will be separately charged for the maintenance renewal period. Substantially all license arrangements indicate the renewal rate for which customers may, at their option, renew their maintenance agreement. We determine VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved. We review services sold separately on a periodic basis and update, when appropriate, our VSOE of fair value for such maintenance and services to ensure that it reflects our recent pricing experience. If VSOE of fair value for the undelivered elements cannot be established, we defer all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, then we recognize the entire fee ratably over the maintenance period. If payment of the software license fees is dependent upon the performance of consulting services or the consulting services are essential to the functionality of the licensed software, then we recognize both the software license and consulting fees using the completed contract method.

Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

With the introduction of Progress Pacific in fiscal year 2013, we have also begun offering products via a platform-as-a-service (PaaS) model, which is a subscription model. Subscription revenue derived from these agreements is generally recognized on a straight-line basis over the subscription term, provided persuasive evidence of an arrangement exists, access to our software has been granted to the customer, the fee for the subscription is fixed or determinable, and collection of the subscription fee is probable.

Deferred revenue generally results from contractual billings for which revenue has not been recognized and consists of the unearned portion of license, maintenance, and services fees. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is included in long-term liabilities in the consolidated balance sheets.

Allowances for Doubtful Accounts and Sales Credit Memos

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

We also record an allowance for estimates of potential sales credit memos. This allowance is determined based on an analysis of historical credit memos issued and current economic trends, and is recorded as a reduction of revenue.

Goodwill and Intangible Asset Impairment

We have goodwill and net intangible assets of $234.2 million at November 30, 2013. We assess goodwill for impairment on an annual basis as of December 15 of each year and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess our amortizing intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

We would record an impairment charge if such an assessment were to indicate that the fair value of such assets was less than the carrying value. When we evaluate potential impairments outside of our annual measurement date, judgment is required in determining whether an event has occurred that may impair the value of goodwill or intangible assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price for a sustained period of time. We utilize either discounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine the fair value of our reporting unit. We must make assumptions about future cash flows, future operating plans, discount rates, comparable companies, market multiples, purchase price premiums and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.

The determination of reporting units also requires management judgment. We consider whether a reporting unit exists within a reportable segment based on the availability of discrete financial information that is regularly reviewed by segment management.

Our annual testing for fiscal years 2012 and 2011 indicated that no impairment of goodwill existed. During the second quarter of fiscal year 2012, as a result of continued declines in the performance of certain of our old reporting units and in connection with the announcement of the Plan, we determined an impairment triggering event occurred that required us to perform an interim goodwill impairment test. The test indicated that our old reporting units had an estimated fair value that was in excess of their carrying values. However, the difference between the carrying value and fair value of our old Enterprise Business Solutions reporting unit had decreased since the December 15, 2011 annual test as a result of updates to our internal forecasts and projected cash flows.

During the third quarter of fiscal year 2012, in furtherance of the Plan, we changed the structure of our internal organization and the way we managed our business. As a result, our reportable segment information was restated to reflect the new structure. Our evaluation of reporting units was also reassessed and changed to reflect the new structure and operations. Under our new structure, our reportable segments were also our reporting units for goodwill impairment testing purposes. We did not aggregate any reporting units. During the third quarter of fiscal year 2012, we reassigned goodwill to the new reporting units and reportable segments based on the relative fair values of the reporting units.

In connection with the reassignment of goodwill to our new reporting units, we determined an impairment triggering event occurred that required us to perform an interim goodwill impairment test. We performed the test for both our old and new reporting units to ensure no impairment existed prior to the reassignment of goodwill or resulted after the reassignment of goodwill. The tests indicated that our reporting units under our old and new structures had estimated fair values that were in excess of their carrying values, and thus, no impairment was present. The fair values of our reporting units under our new segment structure were substantially in excess of their carrying values.

We adopted Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08) for our fiscal 2013 annual impairment test. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (“MLTN”) that the fair value of a reporting unit is less than its carrying value. If it is concluded that it is MLTN that the fair value is less than carrying value, then it is necessary to perform the currently prescribed two-step goodwill impairment test. Alternatively, if it is concluded that is it MLTN that the fair value exceeds carrying value, the currently prescribed two-step goodwill impairment test is not required. At the time of our fiscal year 2013 annual test, the only remaining goodwill was that of our one reporting unit. We performed our qualitative assessment, including consideration of macroeconomic conditions, industry and market considerations, and other relevant entity-specific events, and concluded that it was not MLTN that the fair value of our reporting unit was less than its carrying value.

At the time of our filing of this Annual Report on Form 10-K, we have completed our annual goodwill impairment test for fiscal year 2014. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We performed our qualitative assessment and concluded that it was not MLTN that the fair value of our reporting unit was less than its carrying value.

Income Tax Accounting

We have a net deferred tax asset of $28.7 million at November 30, 2013. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

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

Investments in Debt Securities

We have approximately $26.3 million at fair value (par value of $30.7 million) in investments related to ARS, of which $24.8 million are classified as noncurrent and $1.5 million are classified as current at November 30, 2013. For each of our ARS for which the issuer is not in default, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Based on the results of this assessment, we record either a mark-to-market adjustment in accumulated other comprehensive income or an other-than-temporary impairment charge in other income in our consolidated statements of income. If we use different assumptions or the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates, we may be required to adjust the carrying value of our available-for-sale ARS through an other-than-temporary impairment charge in current period earnings.

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

We use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We do not enter into derivative instruments for speculative purposes. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the consolidated balance sheets at the end of each reporting period and expire within 90 days. In fiscal year 2013, realized and unrealized gains of $1.1 million from our forward contracts were recognized in other income in the consolidated statement of income. These gains were substantially offset by realized and unrealized losses on the offsetting positions.

In the past, we used foreign currency option contracts that were not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. Principal currencies hedged included the euro, British pound, Brazilian real, Japanese yen and Australian dollar. During fiscal years 2013 and 2012, we did not hold any foreign currency option contracts.

Foreign currency translation exposure from a 10% movement of currency exchange rates would have a material impact on our reported revenue and net income. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 5% and our net income would be adversely affected by approximately 7% (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding foreign currency forward contracts at November 30, 2013 and 2012 where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2013		November 30, 2012
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$26,016	$79	$6,453	$4
Forward contracts to purchase U.S. dollars	22,483	92	31,465	(190)
Total	$48,499	$171	$37,918	$(186)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended November 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and subsidiaries as of November 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the financial statements, the Company has divested certain product lines. The gains on sales and operating results prior to divestitures are included in income (loss) from discontinued operations, net in the accompanying financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of November 30, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 29, 2014

Consolidated Financial Statements

Consolidated Balance Sheets

(In thousands, except share data)	November 30, 2013	November 30, 2012
Assets
Current assets:
Cash and cash equivalents	$198,818	$301,792
Short-term investments	32,622	53,425
Total cash, cash equivalents and short-term investments	231,440	355,217
Accounts receivable (less allowances of $3,153 in 2013 and $3,024 in 2012)	66,784	70,793
Other current assets	30,716	16,478
Deferred tax assets	8,871	16,301
Assets held for sale	—	68,029
Total current assets	337,811	526,818
Property and equipment, net	57,030	63,071
Intangible assets, net	9,950	5,119
Goodwill	224,286	226,110
Deferred tax assets	20,386	26,565
Investments in auction rate securities	24,761	26,321
Other assets	7,963	10,973
Total assets	$682,187	$884,977
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	9,560	10,477
Accrued compensation and related taxes	26,697	39,105
Income taxes payable	2,584	21,486
Other accrued liabilities	29,345	39,876
Short-term deferred revenue	96,393	103,925
Liabilities held for sale	—	25,285
Total current liabilities	164,579	240,154
Long-term deferred revenue	1,144	2,817
Deferred tax liabilities	340	1,032
Other noncurrent liabilities	2,470	2,575
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $.01 par value; authorized, 200,000,000 shares; issued and outstanding, 51,512,595 in 2013 and 59,594,961 in 2012	515	596
Additional paid-in capital	204,792	299,737
Retained earnings	320,006	348,830
Accumulated other comprehensive loss	(11,659)	(10,764)
Total shareholders’ equity	513,654	638,399
Total liabilities and shareholders’ equity	$682,187	$884,977

See notes to consolidated financial statements.

Consolidated Statements of Income

	Fiscal Year Ended
(In thousands, except per share data)	November 30, 2013	November 30, 2012	November 30, 2011
Revenue:
Software licenses	$122,312	$106,626	$109,966
Maintenance and services	211,684	210,986	223,644
Total revenue	333,996	317,612	333,610
Costs of revenue:
Cost of software licenses	6,889	5,776	4,640
Cost of maintenance and services	26,753	29,878	30,143
Amortization of acquired intangibles	1,340	660	1,994
Total costs of revenue	34,982	36,314	36,777
Gross profit	299,014	281,298	296,833
Operating expenses:
Sales and marketing	105,997	98,838	83,815
Product development	57,336	44,443	38,183
General and administrative	55,994	61,989	61,772
Amortization of acquired intangibles	760	820	513
Restructuring expenses	11,983	7,204	3,302
Acquisition-related expenses	3,204	215	536
Total operating expenses	235,274	213,509	188,121
Income from operations	63,740	67,789	108,712
Other income (expense):
Interest income and other	1,201	2,574	1,999
Foreign currency (loss) gain	(2,158)	(2,378)	(2,518)
Total other income (expense), net	(957)	196	(519)
Income from continuing operations before income taxes	62,783	67,985	108,193
Provision for income taxes	23,006	23,031	36,804
Income from continuing operations	39,777	44,954	71,389
Income (loss) from discontinued operations, net	35,130	2,490	(11,760)
Net income	$74,907	$47,444	$59,629
Earnings per share:
Basic:
Continuing operations	$0.73	$0.71	$1.09
Discontinued operations	0.64	0.04	(0.18)
Net income per share	$1.37	$0.75	$0.91
Diluted:
Continuing operations	$0.72	$0.71	$1.06
Discontinued operations	0.63	0.04	(0.17)
Net income per share	$1.35	$0.74	$0.88
Weighted average shares outstanding:
Basic	54,516	62,881	65,705
Diluted	55,379	63,741	67,540

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	November 30, 2011
Net Income	$74,907	$47,444	$59,629
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,066)	(638)	(4,268)
Unrealized gain on investments, net of tax provision of $99 in 2013, $527 in 2012 and $76 in 2011	171	1,527	354
Total other comprehensive (loss) income, net of tax	(895)	889	(3,914)
Comprehensive income	$74,012	$48,333	$55,715

See notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2010	66,528	$665	$346,938	$350,409	$(7,739)	$690,273
Issuance of stock under employee stock purchase plan	594	6	6,838	—	—	6,844
Exercise of stock options	2,755	28	42,800	—	—	42,828
Issuance of shares to Board of Directors	31	—	—	—	—	—
Vesting of restricted stock units	386	4	—	—	—	4
Withholding tax payments related to net issuance of restricted stock units	(114)	(1)	(2,705)	—	—	(2,706)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	6,162	—	—	6,162
Stock-based compensation	—	—	25,999	—	—	25,999
Treasury stock repurchases and retirements	(8,391)	(84)	(117,429)	(82,496)	—	(200,009)
Net income	—	—	—	59,629	—	59,629
Other comprehensive losses	—	—	—	—	(3,914)	(3,914)
Balance, November 30, 2011	61,789	618	308,603	327,542	(11,653)	625,110
Issuance of stock under employee stock purchase plan	376	4	5,650	—	—	5,654
Exercise of stock options	1,488	15	23,420	—	—	23,435
Issuance of shares to Board of Directors	—	—	—	—	—	—
Vesting of restricted stock units	625	6	—	—	—	6
Withholding tax payments related to net issuance of restricted stock units	(189)	(2)	(4,153)	—	—	(4,155)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	167	—	—	167
Stock-based compensation	—		28,233	—	—	28,233
Treasury stock repurchases and retirements	(4,494)	(45)	(62,183)	(26,156)	—	(88,384)
Net income	—	—	—	47,444	—	47,444
Other comprehensive income	—	—	—	—	889	889
Balance, November 30, 2012	59,595	596	299,737	348,830	(10,764)	638,399

Issuance of stock under employee stock purchase plan	281	3	4,295	—	—	4,298
Exercise of stock options	2,722	27	50,439	—	—	50,466
Vesting of restricted stock units	697	7	—	—	—	7
Withholding tax payments related to net issuance of restricted stock units	(203)	(2)	(4,936)	—	—	(4,938)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	(520)	—	—	(520)
Stock-based compensation	—	—	21,399	—	—	21,399
Treasury stock repurchases and retirements	(11,579)	(116)	(165,622)	(103,731)	—	(269,469)
Net income	—	—	—	74,907	—	74,907
Other comprehensive losses	—	—	—	—	(895)	(895)
Balance, November 30, 2013	51,513	$515	$204,792	$320,006	$(11,659)	$513,654

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	November 30, 2011
Cash flows from operating activities:
Net income	$74,907	$47,444	$59,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	10,345	9,305	8,832
Amortization of acquired intangibles and other	4,090	21,660	26,246
Stock-based compensation	21,399	28,233	25,999
Gain on sale of dispositions	(71,601)	(45,105)	—
Impairment loss on assets held for sale	—	8,601	—
Loss on sale of auction rate security	380	270	—
Loss on disposal of property and equipment	448	—	114
Asset impairment	111	898	—
Deferred income taxes	9,745	(22)	2,468
Tax benefit from stock plans	(484)	171	6,165
Excess tax benefits from stock plans	(1,642)	(1,590)	(6,238)
Allowances for bad debt and sales credits	874	1,140	1,963
Changes in operating assets and liabilities:
Accounts receivable	5,672	14,373	8,053
Other assets	(9,035)	1,547	2,709
Accounts payable and accrued liabilities	(15,152)	7,484	(24,679)
Income taxes payable and uncertain tax positions	(20,294)	17,617	9,640
Deferred revenue	(5,183)	(7,911)	5,393
Net cash flows from operating activities	4,580	104,115	126,294
Cash flows from investing activities:
Purchases of investments	(7,745)	(27,924)	(152,658)
Sales and maturities of investments	28,753	74,065	84,441
Redemptions and sales of auction rate securities - available-for-sale	25	8,955	6,300
Purchases of property and equipment	(4,226)	(7,735)	(17,047)
Capitalized software development costs	(836)	—	—
Payments for acquisitions, net of cash acquired	(9,450)	—	(22,900)
Proceeds from divestitures, net	111,120	46,590	—
Decrease (increase) in other noncurrent assets	1,121	189	(433)
Net cash flows from investing activities	118,762	94,140	(102,297)
Cash flows from financing activities:
Proceeds from stock-based compensation plans	54,430	29,208	49,672
Purchase of common stock related to withholding taxes from issuance of restricted stock units	(4,936)	(4,153)	(2,706)
Repurchase of common stock	(276,537)	(81,316)	(200,009)
Excess tax benefit from stock plans	1,642	1,590	6,238
Payment of long-term debt	—	(357)	(388)
Payment of issuance costs for line of credit	—	—	(795)
Net cash flows from financing activities	(225,401)	(55,028)	(147,988)
Effect of exchange rate changes on cash	(915)	(2,530)	(1,473)
Net (decrease) increase in cash and equivalents	(102,974)	140,697	(125,464)
Cash and equivalents, beginning of year	301,792	161,095	286,559
Cash and equivalents, end of year	$198,818	$301,792	$161,095

Supplemental disclosure:
Cash paid for income taxes, net of refunds of $4,453 in 2013, $1,987 in 2012 and $9,183 in 2011	$69,939	$15,337	$9,545
Non-cash financing activity:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$16,758	$13,886	$9,160
Unsettled repurchases of common stock	$—	$7,068	$—

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Nature of Business and Summary of Significant Accounting Policies

The Company

We are a global software company that simplifies the development, deployment and management of business applications on-premise or in the cloud, on any platform or device, to any data source, with enhanced performance, minimal IT complexity and low total cost of ownership. Our products are generally sold as perpetual licenses, but certain products and business activities also use term licensing models and our new Progress Pacific platform offering uses a subscription based model. We also provide product maintenance, consulting, training, and customer support services.

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

In June 2013, we entered into a definitive purchase and sale agreement to divest our Apama product line to Software AG. The target market, deployment and sales model for the Apama product line differed significantly from those of our core strategy and the divestiture allowed us to focus entirely on providing leading cloud and mobile application development and integration technologies through a single cohesive platform. The sale closed in July 2013 for a purchase price of $44.3 million.

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

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates its estimates and records changes in estimates in the period in which they become known. These estimates are based on historical data and experience, as well as various other assumptions that management believes to be reasonable under the circumstances. The most significant estimates relate to the timing and amounts of revenue recognition, the realization of tax assets and estimates of tax liabilities, fair values of investments in marketable and auction rate securities, intangible assets and goodwill valuations, the recognition and disclosure of contingent liabilities, the collectability of accounts receivable, and assumptions used to determine the fair value of stock-based compensation. Actual results could differ from those estimates.

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

For foreign operations where the U.S. dollar is considered to be the functional currency, we remeasure monetary assets and liabilities into U.S. dollars at the exchange rate on the balance sheet date and non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. We translate income and expense items at average rates of exchange prevailing during each period. We recognize remeasurement adjustments currently as a component of foreign currency (loss) gain in the statements of income.

Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in foreign currency (loss) gain in the statements of income as incurred.

Cash Equivalents and Investments

Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. As of November 30, 2013, all of our cash equivalents were invested in money market funds.

We classify investments, which consist of auction rate securities (ARS), state and municipal bond obligations, and corporate bonds and notes, as investments available-for-sale, which are stated at fair value. We include aggregate unrealized holding gains and losses, net of taxes, on available-for-sale securities as a component of accumulated other comprehensive loss in shareholders’ equity. We include realized and unrealized gains and losses on trading securities in other (expense) income on the consolidated statements of income.

We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. In determining whether an other-than-temporary impairment exists, we consider the nature of the investment, the length of time and the extent to which the fair value has been less than cost, and our intent and ability to continue holding the security for a period sufficient for an expected recovery in fair value.

Allowances for Doubtful Accounts and Sales Credit Memos

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We establish this allowance using estimates that we make based on factors such as the composition of the accounts receivable aging, historical bad debts, changes in payment patterns, changes to customer creditworthiness and current economic trends.

We also record an allowance for estimates of potential sales credit memos. This allowance is determined based on an analysis of historical credit memos issued and current economic trends, and is recorded as a reduction of revenue.

A summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	November 30, 2013	November 30, 2012	November 30, 2011
Beginning balance	$2,278	$5,495	$3,769
Charge to costs and expenses	649	1,031	1,963
Write-offs and other	(688)	(4,543)	(94)
Translation adjustments	11	295	(143)
Ending balance	$2,250	$2,278	$5,495

A summary of activity in the allowance for sales credit memos is as follows (in thousands):

	November 30, 2013	November 30, 2012	November 30, 2011
Beginning balance	$746	$1,188	$1,211
Charge to revenue	225	109	—
Write-offs and other	(71)	(551)	(23)
Translation adjustments	3	—	—
Ending balance	$903	$746	$1,188

Concentrations of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivative instruments and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We hold our cash and cash equivalents, investments and derivative instrument contracts with high quality financial institutions and we monitor the credit ratings of those institutions. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. No single customer represented more than 10% of consolidated accounts receivable or revenue in fiscal years 2013, 2012 or 2011.

Fair Value of Financial Instruments

The carrying amount of our cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these items. We base the fair value of short-term investments on quoted market prices or other relevant information generated by market transactions involving identical or comparable assets. The fair value of ARS is based on a valuation methodology utilizing discounted cash flow models due to the absence of quoted market prices. We measure and record derivative financial instruments at fair value. We elect fair value measurement for certain financial assets on a case-by-case basis. See Note 4 for further discussion of financial instruments that are carried at fair value on a recurring and nonrecurring basis.

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

Property and Equipment

We record property and equipment at cost. We record property and equipment purchased in business combinations at fair values which are then treated as the cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful lives of the assets. Useful lives by major asset class are as follows: computer equipment and software, 3 to 7 years; buildings and improvements, 5 to 39 years; and furniture and fixtures, 5 to 7 years. Repairs and maintenance costs are expensed as incurred.

Product Development and Internal Use Software
Expenditures for product development, other than internal use software costs, are expensed as incurred. Product development expenses primarily consist of personnel and related expenses for our product development staff, the cost of various third-party contractor fees, and allocated overhead expenses.
Software development costs associated with internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Certain internal and external qualifying costs incurred during the application development stage are capitalized as property and equipment. Internal use software is amortized on a straight-line basis over its estimated useful life of three years, beginning when the software is ready for its intended use.

During the year ended November 30, 2013, $0.8 million of internal use software development costs were capitalized. During the years ended November 30, 2012 and 2011, there were no internal software development costs capitalized. Amortization expense related to internal use software totaled $0 during the years ended November 30, 2013, 2012, and 2011.

Goodwill, Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeded the fair value of net identifiable assets on the date of purchase. We evaluate goodwill and other intangible assets with indefinite useful lives, if any, for impairment annually on December 15 or on an interim basis when events and circumstances arise that indicate impairment may have occurred. We first perform a qualitative test and if necessary, perform a quantitative test. To conduct these quantitative impairment tests of goodwill, we compare the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow models or other valuation models, such as comparative transactions and market multiples.

We periodically review long-lived assets (primarily property and equipment) and intangible assets with finite lives (purchased technology, capitalized software and customer-related intangibles, which we amortize using the pattern in which the economic benefit will be realized or using the straight-line method if a pattern cannot be reliably determined) for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the carrying value of the asset. If impairment is indicated, we write down the asset to its estimated fair value based on a discounted cash flow analysis. We recorded no impairment losses in fiscal year 2011. In fiscal year 2012 we recorded an impairment loss of $0.9 million related to assets no longer deployed as part of cost reduction strategies associated with our restructuring action. In fiscal year 2013, we recorded an additional $0.1 million impairment loss related to these assets.

Comprehensive Loss

The components of comprehensive loss include, in addition to net income, unrealized gains and losses on investments and foreign currency translation adjustments.

Accumulated other comprehensive loss is comprised of the following components (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2011	$(7,545)	$(4,108)	$(11,653)
Other comprehensive income (loss) before reclassifications, net of tax	(638)	1,257	619
Amounts reclassified from accumulated other comprehensive income (loss) to realized losses included in earnings	—	270	270
Balance, December 1, 2012	$(8,183)	$(2,581)	$(10,764)
Other comprehensive income (loss) before reclassifications, net of tax	(1,066)	(209)	(1,275)
Amounts reclassified from accumulated other comprehensive income (loss) to realized losses included in earnings	—	380	380
Balance, November 30, 2013	$(9,249)	$(2,410)	$(11,659)

The amounts reclassified from accumulated other comprehensive income (loss) for fiscal years 2013 and 2012 relate to realized losses on available-for-sale ARS, which are recorded in other income (expense) in the consolidated statements of income. The tax effect on accumulated unrealized losses on investments was $1.4 million, $1.5 million and $2.0 million at November 30, 2013, 2012 and 2011, respectively.

Revenue Recognition

We derive our revenue primarily from software licenses and maintenance and services. Our license arrangements generally contain multiple elements, including software maintenance services, consulting services, and customer education services. We do not recognize revenue until the following four basic criteria are met: (i) persuasive evidence of an arrangement exists, (ii) our product has been shipped or, if delivered electronically, the customer has the right to access the software, (iii) the fee is fixed or determinable, and (iv) collection of the fee is probable.

Evidence of an arrangement generally consists of a contract or purchase order signed by the customer. In regard to delivery, we generally ship our software electronically and do not license our software with conditions of acceptance. If an arrangement does contain conditions of acceptance, we defer recognition of the revenue until the acceptance criteria are met or the period of acceptance has passed. Services are considered delivered as the work is performed or, in the case of maintenance, over the contractual service period. We assess whether a fee is fixed or determinable at the outset of the arrangement and consider the payment terms of the transaction, including transactions that extend beyond our customary payment terms. We do not license our software with a right of return. In assessing whether the collection of the fee is probable, we consider customer credit-worthiness, a customer’s historical payment experience, economic conditions in the customer’s industry and geographic location and general economic conditions. If we do not consider collection of a fee to be probable, we defer the revenue until the fees are collected, provided all other conditions for revenue recognition have been met.

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

In regard to software license revenues, perpetual and term license fees are recognized as revenue when the software is delivered, no significant obligations or contingencies related to the software exist, other than maintenance, and all other revenue recognition criteria are met. We generally recognize revenue for products distributed through application partners and distributors on a sell-in basis.

Revenue from maintenance is recognized ratably over the service period. Maintenance revenue is deferred until the associated license is delivered to the customer and all other criteria for revenue recognition have been met. Revenue from other services, which are primarily consulting and customer education services, is generally recognized as the services are delivered to the customer, provided all other criteria for revenue recognition have been met.

We generally sell our software licenses with maintenance services and, in some cases, also with consulting services. For these multiple element arrangements, we allocate revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor specific objective evidence (or VSOE) of fair value of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. For the undelivered elements, we determine VSOE of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with a software license based on the amount that will be separately charged for the maintenance renewal period. Substantially all license arrangements indicate the renewal rate for which customers may, at their option, renew their maintenance agreement. We determine VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved. We review services sold separately on a periodic basis and update, when appropriate, our VSOE of fair value for such maintenance and services to ensure that it reflects our recent pricing experience. If VSOE of fair value for the undelivered elements cannot be established, we defer all revenue from the arrangement until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered, or if the only undelivered element is maintenance, then we recognize the entire fee ratably over the maintenance period. If payment of the software license fees is dependent upon the performance of consulting services or the consulting services are essential to the functionality of the licensed software, then we recognize both the software license and consulting fees using the completed contract method.

Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

With the introduction of Progress Pacific in fiscal year 2013, we have also begun offering products via a platform-as-a-service (PaaS) model, which is a subscription based model. Subscription revenue derived from these agreements is generally recognized on a straight-line basis over the subscription term, provided persuasive evidence of an arrangement exists, access to our software has been granted to the customer, the fee for the subscription is fixed or determinable, and collection of the subscription fee is probable.

Deferred revenue generally results from contractual billings for which revenue has not been recognized and consists of the unearned portion of license, maintenance, and services fees. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is included in long-term liabilities in the consolidated balance sheets.

Advertising Costs

Advertising costs are expensed as incurred and were $1.6 million, $1.5 million and $2.9 million in fiscal years 2013, 2012 and 2011, respectively.

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

Acquisition-Related Costs

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, including earn-out payments treated as compensation expense. We incurred $3.2 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations for the fiscal year ended November 30, 2013.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2013 is as follows (in thousands):

	Amortized Cost Basis	Realized Losses	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$144,305	—	$—	$—	$144,305
Money market funds	54,513	—	—	—	54,513
State and municipal bond obligations	30,938	—	164	—	31,102
Auction rate securities – municipal bonds	27,150	(380)	—	(3,317)	23,453
Auction rate securities – student loans	3,500	—	—	(672)	2,828
Total	$260,406	$(380)	$164	$(3,989)	$256,201

A summary of our cash, cash equivalents and trading and available-for-sale investments at November 30, 2012 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$176,201	$—	$—	$176,201
Money market funds	125,591	—	—	125,591
State and municipal bond obligations	50,565	255	(2)	50,818
Auction rate securities – municipal bonds	27,175	—	(3,755)	23,420
Auction rate securities – student loans	3,500	—	(599)	2,901
Corporate bonds	2,608	—	(1)	2,607
Total	$385,640	$255	$(4,357)	$381,538

Such amounts are classified on our consolidated balance sheets as follows (in thousands):

	November 30, 2013			November 30, 2012
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$144,305	$—	$—	$176,201	$—	$—
Money market funds	54,513	—	—	125,591	—	—
State and municipal bond obligations	—	31,102	—	—	50,818	—
Auction rate securities – municipal bonds	—	1,520	21,933	—	—	23,420
Auction rate securities – student loans	—	—	2,828	—	—	2,901
Corporate bonds	—	—	—	—	2,607	—
Total	$198,818	$32,622	$24,761	$301,792	$53,425	$26,321

During the fourth quarter of fiscal year 2013, the exit bankruptcy plan for an issuer of one of our ARS, which was in default and on whose behalf the underlying bond insurer was making interest payments, was approved by a federal bankruptcy judge in federal court. The exit bankruptcy plan included a settlement provision with the holders of the ARS, which were given the option to receive 80% of the par value of their holdings, but renounce their claim with the bond issuer, or receive 65% of the par value of their holdings and retain their insurance rights. We accepted the 80% settlement offer and as a result we adjusted the fair value of this ARS to the amount of the settlement as of November 30, 2013. The previously recorded unrealized loss associated with this ARS has been recorded as a realized loss in fiscal year 2013 due to the settlement, which we received in December 2013. The realized loss of $0.4 million is recorded in other income (expense) on the statement of operations for the fiscal year ended November 30, 2013. As this investment no longer lacks short-term liquidity, it is classified as a short-term investment on our consolidated balance sheet at November 30, 2013.

For each of our ARS for which the issuer is not in default, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of these ARS investments is $24.8 million and $26.3 million at November 30, 2013 and 2012, respectively. The temporary impairment recorded in accumulated other comprehensive loss to reduce the value of these available-for-sale ARS investments was $4.0 million and $4.4 million at November 30, 2013 and 2012, respectively. We will not be able to access these remaining funds until future auctions for these ARS are successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on our consolidated balance sheet at November 30, 2013.

Based on our cash, cash equivalents and short-term investments balance of $231.4 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment of these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.

The fair value of debt securities by contractual maturity is as follows (in thousands):

	November 30, 2013	November 30, 2012
Due in one year or less (1)	$42,198	$55,001
Due after one year (2)	15,185	24,745
Total	$57,383	$79,746

(1)
Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 10 to 29 years.

(2)	Includes state and municipal bond obligations, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

Investments with continuous unrealized losses and their related fair values are as follows at November 30, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities – municipal bonds	—	—	21,933	(3,317)	21,933	(3,317)
Auction rate securities – student loans	—	—	2,828	(672)	2,828	(672)
Total	$—	$—	$24,761	$(3,989)	$24,761	$(3,989)

Investments with continuous unrealized losses and their related fair values are as follows at November 30, 2012 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State and municipal bond obligations	$5,818	$(1)	$472	$(1)	$6,290	$(2)
Auction rate securities – municipal bonds	—	—	23,420	(3,755)	23,420	(3,755)
Auction rate securities – student loans	—	—	2,901	(599)	2,901	(599)
Corporate bonds	2,607	(1)	—	—	2,607	(1)
Total	$8,425	$(2)	$26,793	$(4,355)	$35,218	$(4,357)

The unrealized losses associated with state and municipal bond obligations and corporate bonds are attributable to changes in interest rates. The unrealized losses associated with ARS are discussed above. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of November 30, 2013.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets or other current liabilities on the consolidated balance sheets at the end of each reporting period and expire within 90 days. In fiscal years 2013, 2012 and 2011, realized and unrealized gains (losses) of $1.1 million, $(0.2) million, and $(1.2) million, respectively, from our forward contracts were recognized in other income (expense) in the consolidated statements of income. These gains and losses were substantially offset by realized and unrealized losses and gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2013		November 30, 2012
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$26,016	$79	$6,453	$4
Forward contracts to purchase U.S. dollars	22,483	92	31,465	(190)
Total	$48,499	$171	$37,918	$(186)

In the past, we used foreign currency option contracts that were not designated as hedging instruments to hedge economically a portion of forecasted international cash flows for up to one year in the future. All foreign currency option contracts were recorded at fair value in other current assets on the consolidated balance sheets at the end of each reporting period and expired within one year. In fiscal year 2011, mark-to-market losses of $0.5 million on foreign currency option contracts were recorded in other income (expense) in the consolidated statements of income. We did not hold any option contracts during fiscal years 2013 and 2012.

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2013 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$54,513	$54,513	$—	$—
State and municipal bond obligations	31,102	—	31,102	—
Auction rate securities – municipal bonds	23,453	—	1,520	21,933
Auction rate securities – student loans	2,828	—	—	2,828
Foreign exchange derivatives	171	—	171	—
Liabilities
Contingent consideration	$(388)	$—	$—	$(388)

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Money market funds	$125,591	$125,591	$—	$—
State and municipal bond obligations	50,818	—	50,818	—
Auction rate securities – municipal bonds	23,420	—	—	23,420
Auction rate securities – student loans	2,901	—	—	2,901
Corporate bonds	2,607	—	2,607	—
Foreign exchange derivatives	(186)	—	(186)	—

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

The valuation technique used to measure fair value for our Level 3 assets, which consists of ARS, is primarily an income approach, where the expected weighted average future cash flows are discounted back to present value for each asset. The significant unobservable inputs used in the fair value measurement of our ARS are the probability of earning the maximum rate until maturity, the probability of principal return prior to maturity, the probability of default, the liquidity risk premium and the recovery rate in default. Generally, interrelationships are such that a change in the assumptions used for the probability of principal return prior to maturity is accompanied by a directionally opposite change in one or more the following assumptions: the probability of earning the maximum rate until maturity, the probability of default and the liquidity risk premium. The recovery rate in default is somewhat independent and based upon the ARS' specific underlying assets and published recovery rate studies.

The following table provides additional quantitative information about the unobservable inputs used in our Level 3 asset valuations as of November 30, 2013:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Probability of earning the maximum rate until maturity	0.2% - 10.7% (1.9%)
		Probability of principal return prior to maturity	75.4% - 94.9% (86.7%)
		Probability of default	4.2% - 24.5% (11.5%)
		Liquidity risk premium	4.0%
		Recovery rate in default	50% - 70% (56.5%)

Significant increases or decreases in the underlying assumptions used to value the ARS could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheets.

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for each period presented (in thousands):

	November 30, 2013	November 30, 2012
Balance, beginning of period	$26,321	$33,539
Redemptions and sales	(25)	(6,255)
Transfer to Level 2 fair value measurement	(1,520)	(2,700)
Realized losses included in earnings	(380)	(270)
Unrealized gains included in accumulated other comprehensive loss	365	2,007
Balance, end of period	$24,761	$26,321

As discussed in Note 2, during the fourth quarter of fiscal year 2013, we accepted an 80% settlement offer on one of our ARS, and as a result we adjusted the fair value of this ARS to the amount of the settlement as of November 30, 2013. We transferred the ARS to a Level 2 fair value measurement, as the value at the end of fiscal year 2013 was based on observable inputs. We recorded a realized loss in other income (expense) in the consolidated statement of income. We received the settlement in December 2013.

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

We have also classified contingent consideration related to the Rollbase, Inc. acquisition (Rollbase), which occurred in the second quarter of fiscal year 2013 (Note 8), within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and probability-weighted cash flows. We determined the fair value of our contingent consideration obligations based on a probability-weighted income approach derived from probability assessments of the attainment of certain milestones. We establish discount rates to be utilized in our valuation models based on the cost to borrow that would be required by a market participant for similar instruments. In determining the probability of attaining certain milestones, we utilize data regarding similar milestone events from our own experience. On a quarterly basis, we reassess the probability factors associated with the milestones for our contingent consideration obligations. Significant judgment is employed in determining the appropriateness of these key assumptions as of the acquisition date and for each subsequent period.

The key assumptions as of November 30, 2013 related to the contingent consideration for the acquisition of Rollbase used in the model are probabilities in excess of 95% that the milestones associated with the contingent consideration will be achieved and a discount rate of 4.8%. A decrease in the probabilities of achievement could result in a significant decrease to the estimated fair value of the contingent consideration liability. During fiscal year 2013, the change in the fair value of the liability was minimal.

Nonrecurring Fair Value Measurements

The following table details our nonrecurring fair value measurements during fiscal year 2012 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3	Total Losses
Disposal group	$16,487	$—	$16,487	$—	$8,601

The disposal group included the assets and liabilities held for sale of the Artix, Orbacus and Orbix product lines, which had a fair value of $16.5 million. The carrying value of $25.1 million was written down to fair value, less costs to sell, resulting in a loss of $8.6 million. The loss was recorded in income (loss) from discontinued operations.

We evaluate all of our assets held for sale using undiscounted cash flow models or other valuation models, such as comparative transactions and market multiples, to determine their fair values. However, a market approach was more heavily used to value the assets held for sale related to the divestitures of our non-Core product lines as part of the Plan. As bid and transaction values became apparent as we moved through the marketing and divestiture process, the fair values of the assets held for sale was established. The impairment loss recorded for the Artix, Orbacus and Orbix product lines was primarily based on our expectations of a sale price as compared to our estimation of the net assets to be sold at closing. All other non-Core product lines have been sold at a gain in fiscal year 2012 or the first quarter of fiscal year 2013.

Note 5: Property and Equipment

Property and equipment consists of the following (in thousands):

	November 30, 2013	November 30, 2012
Computer equipment and software	$45,270	$58,447
Land, buildings and leasehold improvements	52,384	60,282
Furniture and fixtures	7,107	8,718
Property and equipment, gross	104,761	127,447
Less accumulated depreciation and amortization	(47,731)	(64,376)
Property and equipment, net	$57,030	$63,071

Depreciation and amortization expense related to property and equipment was $10.3 million, $9.3 million, and $8.8 million for the years ended November 30, 2013, 2012, and 2011, respectively.

Note 6: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes at November 30, 2013 and 2012 (in thousands):

	November 30, 2013			November 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$44,793	$(36,712)	$8,081	$42,520	$(40,066)	$2,454
Customer-related and other	19,543	(17,674)	1,869	26,477	(23,812)	2,665
Total	$64,336	$(54,386)	$9,950	$68,997	$(63,878)	$5,119

As a result of the Rollbase acquisition in the second quarter of fiscal year 2013 (Note 8), we recorded $7.8 million of purchased technology and $0.2 million of customer relationships as intangible assets during fiscal year 2013. As of the date of acquisition, the acquired intangible assets have a weighted average amortization period of 4.9 years. This was offset by a decrease in the gross carrying amount of our intangible assets due to the disposition of the Apama product line (Note 7).

We amortize intangible assets assuming no expected residual value. The weighted average amortization period for all intangible assets is 6.0 years, including 5.8 years for purchased technology and 6.6 years for customer-related and other intangible assets. Amortization expense related to these intangible assets was $2.1 million, $1.5 million and $2.5 million in fiscal years 2013, 2012 and 2011, respectively.

Future amortization expense for intangible assets as of November 30, 2013 is as follows (in thousands):

2014	2,638
2015	2,409
2016	1,906
2017	1,906
2018	1,091
Thereafter	—
Total	$9,950

Goodwill

Changes in the carrying amount of goodwill for fiscal years 2013 and 2012 are as follows (in thousands):

	November 30, 2013	November 30, 2012
Balance, beginning of year	$226,110	$256,211
Additions	4,798	—
Disposals	(6,377)	(11,440)
Goodwill transferred to assets held for sale	—	(18,581)
Translation adjustments	(245)	(80)
Balance, end of year	$224,286	$226,110

During the fourth quarter of fiscal year 2012 and the first quarter of fiscal year 2013, we completed the divestitures of the ten product lines which were not considered core product lines of our business: Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic. The divestitures were part of the Plan. After the announcement of the Plan, we began reporting our results in two reportable segments: Core and non-Core. Since the non-Core segment ceased to exist during the first quarter of fiscal year 2013, after the closing of all these divestitures, we now operate as one reportable segment. As of November 30, 2013, all of the goodwill is attributed to our single operating segment. The addition to goodwill during fiscal year 2013 is related to the acquisition of Rollbase. The disposal is related to the sale of the Apama product line.

The disposal of goodwill during fiscal year 2012 is related to the sales of our FuseSource and Shadow product lines. The transfer of goodwill to assets held for sale is related to our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion and Sonic product lines.

We assess the impairment of goodwill on an annual basis as of December 15 of each year and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Our annual testing for fiscal years 2013, 2012 and 2011 indicated that no impairment of goodwill existed.

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

During the third quarter of fiscal year 2012, in furtherance of the Plan, we changed the structure of our internal organization and the way we managed our business. As a result, our reportable segment information was restated to reflect the new structure. Our evaluation of reporting units was also reassessed and changed to reflect the new structure and operations. Under our new structure, our reportable segments were also our reporting units for goodwill impairment testing purposes. We did not aggregate any reporting units. During the third quarter of fiscal year 2012, we reassigned goodwill to the new reporting units and reportable segments based on the relative fair values of the reporting units.

In connection with the reassignment of goodwill to our new reporting units, we determined an impairment triggering event occurred that required us to perform an interim goodwill impairment test. We performed the test for both our old and new reporting units to ensure no impairment existed prior to the reassignment of goodwill or resulted after the reassignment of goodwill. The tests indicated that our reporting units under our old and new structures had estimated fair values that were in excess of their carrying values, and thus, no impairment was present. The fair values of our reporting units under our new segment structure were substantially in excess of their carrying values.

We adopted Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08) for our fiscal 2013 annual impairment test. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (“MLTN”) that the fair value of a reporting unit is less than its carrying value. If it is concluded that it is MLTN that the fair value is less than carrying value, then it is necessary to perform the currently prescribed two-step goodwill impairment test. Alternatively, if it is concluded that is it MLTN that the fair value exceeds carrying value, the currently prescribed two-step goodwill impairment test is not required. At the time of our fiscal year 2013 annual test, the only remaining goodwill was that of our Core segment and reporting unit. We performed our qualitative assessment and concluded that it was not MLTN that the fair value of our reporting unit was less than its carrying value.

At the time of our filing of this Annual Report on Form 10-K, we have completed our annual goodwill impairment test for fiscal year 2014. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We performed our qualitative assessment and concluded that it was not MLTN that the fair value of our reporting unit was less than its carrying value.

We recorded no impairment losses in fiscal years 2013, 2012 or 2011.

Note 7: Divestitures

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

Revenues and direct expenses of the divested product lines have been reclassified as discontinued operations for all periods presented. The fiscal year 2012 and 2011 results include revenues and direct expenses of all divested product lines, since we earned revenues and incurred direct expenses for all or part of fiscal year 2012 and 2011 for each of those product lines. The fiscal year 2013 results include the revenues and direct expenses of the product lines which had not been divested prior to the start of fiscal year 2013.

Apama

In the second quarter of fiscal year 2013, we entered into a definitive purchase and sale agreement to divest our Apama product line to Software AG. The sale closed in July 2013 for a purchase price of $44.3 million. Of the total consideration, $4.5 million is held in escrow to secure indemnification claims, if any, for up to 18 months. As of November 30, 2013, the escrow is included in other assets on the consolidated balance sheet. In connection with the sale, we also entered into a three year distributor license agreement with Software AG for $0.7 million for one of our DataDirect products. The distributor license agreement does not constitute direct cash flows or significant continuing involvement of the Apama product line, and thus does not preclude us from discontinued operations treatment.

Revenues and direct expenses of the Apama product line have been reclassified as discontinued operations for all periods presented. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
Revenue	$10,550	$17,593	$27,094
Income (loss) before income taxes	(12,482)	(18,348)	(7,469)
Income tax provision (benefit)	(3,152)	(5,998)	(2,422)
Gain on sale, net of tax	22,070	—	—
Income (loss) from discontinued operations, net	$12,740	$(12,350)	$(5,047)

The gain on the sale of the Apama product line was calculated as follows (in thousands):

Purchase price	$44,268
Less: transaction costs	2,029
Less: net assets
Accounts receivable	2,426
Other current assets	428
Goodwill and intangible assets	6,991
Other long-term assets	426
Deferred revenue	(3,917)
Gain on sale	35,885
Tax provision	13,815
Gain on sale, net of tax	$22,070

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

The assets and liabilities sold to Micro Focus were classified as assets and liabilities held for sale on the consolidated balance sheet as of November 30, 2012 and were recorded at the lower of their carrying values or fair values less costs to sell, and were no longer being depreciated or amortized. The major categories of the assets and liabilities held for sale were as follows (in thousands):

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

Revenues and direct expenses of these product lines have been reclassified as discontinued operations for all periods presented. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
Revenue	$5,786	$28,942	$33,983
Income before income taxes	2,625	6,003	13,237
Income tax provision	(130)	3,562	3,596
Gain on sale, net of tax	$2,009	$—	$—
Income from discontinued operations, net	$4,764	$2,441	$9,641

In the fourth quarter of fiscal year 2012, we recorded an impairment loss of $8.6 million related to the assets held for sale of the Artix, Orbacus and Orbix product lines based on our expectations of a sales price as compared to our estimation of the net assets to be sold at closing. The impairment loss was recorded as a reserve against the assets held for sale as of November 30, 2012 and was included in income (loss) from discontinued operations.

The gain on sale of the Artix, Orbacus and Orbix product lines was calculated as follows (in thousands):

Purchase price	$15,000
Less: transaction costs	826
Less: indemnification obligation	30
Less: net assets
Accounts receivables	2,872
Goodwill and intangible assets	24,325
Other assets	20
Impairment reserve	(8,601)
Deferred revenue	(6,481)
Gain on sale	2,009
Tax provision	—
Gain on sale, net of tax	$2,009

In the first quarter of fiscal year 2013, upon the closing of the sale of Artix, Orbacus and Orbix, we amended the definitive purchase and sale agreement with Micro Focus to provide an additional indemnification obligation with respect to a specified vendor. The fair value of the indemnification obligation on the date the sale closed was $1.0 million. During the fourth quarter of fiscal year 2013, the matter was resolved and our actual indemnification obligation was $30,000. Additionally, since the close of the sale in the first quarter, we have adjusted the net assets sold by an immaterial amount. We have updated the gain on sale calculation as of November 30, 2013 to reflect these changes.

The gain recorded in fiscal year 2013 was the result of differences in our estimation of net assets to be sold at closing as of November 30, 2012 versus the actual value of the net assets sold at closing.

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

The assets and liabilities sold to Trilogy were classified as assets and liabilities held for sale on the consolidated balance sheet as of November 30, 2012 and were recorded at the lower of their carrying values or fair values less costs to sell, and were no longer being depreciated or amortized. The major categories of the assets and liabilities held for sale were as follows (in thousands):

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

Revenues and direct expenses of these product lines have been reclassified as discontinued operations for all periods presented. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
Revenue	$(450)	$81,576	$107,821
Loss before income taxes	(980)	(18,314)	(27,484)
Income tax benefit	(248)	(6,234)	(10,067)
Gain on sale, net of tax	$18,358	$—	$—
Income (loss) from discontinued operations, net	$17,626	$(12,080)	$(17,417)

The gain on sale of the Actional, DataXtend, ObjectStore, Savvion and Sonic product lines was calculated as follows (in thousands):

Purchase price	$60,500
Less: transaction costs	1,211
Less: net assets
Accounts receivables	12,380
Goodwill and intangible assets	31,693
Other assets	976
Deferred revenue	(19,168)
Other liabilities	(299)
Gain on sale	33,707
Tax provision	15,349
Gain on sale, net of tax	$18,358

Note that since the close of the sale in the first quarter, we have adjusted the net assets sold by an immaterial amount. We have updated the gain on sale calculation as of November 30, 2013 to reflect these changes.

Shadow

In the fourth quarter of fiscal year 2012, we entered into a definitive purchase and sale agreement to divest our Shadow product line to Rocket Software, Inc. The divestiture of the Shadow product line was part of the Plan. The sale closed in October 2012, for total consideration of $33.0 million. Of the total consideration, $3.3 million was held in escrow to secure indemnification claims, if any, for 15 months. As of November 30, 2013 and 2012, the escrow is included in other assets on the consolidated balance sheet.

Revenues and direct expenses of the Shadow product line have been reclassified as discontinued operations for all periods presented. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
Revenue	$—	$12,518	$16,267
Income (loss) before income taxes	—	4,882	4,067
Income tax provision (benefit)	—	164	1,079
Gain on sale, net of tax	—	12,692	—
Income from discontinued operations, net	$—	$17,410	$2,988

The gain on sale of the Shadow product line was calculated as follows (in thousands):

Purchase price	$31,903
Less: transaction costs	1,264
Less: net assets sold
Accounts receivables	1,592
Goodwill and intangible assets	10,540
Other assets	103
Deferred revenue	(6,859)
Gain on sale	$25,263
Tax provision	12,571
Gain on sale, net of tax	$12,692

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

FuseSource

In the third quarter of fiscal year 2012, we entered into a definitive purchase and sale agreement to divest our FuseSource product line to Red Hat, Inc. The divestiture of the FuseSource product line was part of the Plan. The sale closed in September 2012, for total consideration of $21.3 million. Of the total consideration, $2.1 million is held in escrow to secure indemnification claims, if any, for up to 15 months. As of November 30, 2013 and 2012, the escrow is included in other assets on the consolidated balance sheet.

Revenues and direct expenses of the FuseSource product line have been reclassified as discontinued operations for all periods presented. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
Revenue	$—	$14,484	$14,820
Loss before income taxes	—	(7,118)	(2,840)
Income tax benefit	—	(3,000)	(915)
Gain on sale, net of tax	—	11,187	—
Income (loss) from discontinued operations, net	$—	$7,069	$(1,925)

The gain on sale of the FuseSource product line was calculated as follows (in thousands):

Purchase price	$21,300
Less: net assets sold
Accounts receivables	2,749
Goodwill and intangible assets	3,690
Other assets	167
Deferred revenue	(5,148)
Gain on sale	$19,842
Tax provision	8,655
Gain on sale, net of tax	$11,187

Note 8: Business Combinations

Rollbase Acquisition

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

The purchase consideration includes contingent consideration payable by the Company based on the achievement of certain milestones. The Company determined the fair value of the contingent consideration obligations by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that the milestones will be achieved. The probability-weighted earn-out payments were then discounted using a discount rate commensurate with the credit risk of the Company. During the fiscal year ended November 30, 2013, the change in the fair value of the contingent consideration payable was minimal.

The stock purchase agreement included contingent earn-out provisions requiring the Company to make payments to former Rollbase owners now employed by the Company. We have concluded that the earn-out provisions for the individuals now employed by the Company, which total approximately $5.0 million, are compensation arrangements and we will accrue the maximum payouts ratably over the two year performance period, as we believe it is probable that the criteria will be met. We have incurred $1.9 million of expense related to the contingent earn-out provisions for the fiscal year ended November 30, 2013. These amounts are recorded as acquisition-related expenses in our consolidated statement of operations.

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

We incurred $3.2 million of acquisition-related costs which are included in acquisition-related expenses in our consolidated statement of operations for the fiscal year ended November 30, 2013. This amount includes a $1.0 million termination fee related to a pre-existing license arrangement between Rollbase and another third-party.

We have not disclosed the amount of revenues and earnings of Rollbase since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

Corticon Acquisition

On October 26, 2011, we acquired all of the equity interests in Corticon, a privately held business enterprise software company based in Redwood City, California, for $23.0 million. Corticon is a business rules management system vendor that enables organizations to make better, faster decisions by automating business rules. The purpose of the acquisition was to expand our product offerings. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Corticon are included in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

The allocation of the purchase price is as follows (in thousands):

	Total	Life
Accounts receivable	$835
Property and equipment	112
Other assets	125
Deferred taxes	4,033
Acquired intangible assets	4,910	3 to 7 years
Goodwill	19,427
Accounts payable and other liabilities	(2,903)
Deferred revenue	(3,639)
Net cash paid	$22,900

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

Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay, terminate or reduce the loan commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. The Credit Agreement contains customary affirmative and negative covenants, including a requirement to maintain a balance of at least

$100.0 million in cash and cash equivalents while making restricted equity-related payments (e.g. cash dividend distributions or share repurchases of our common stock). We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of November 30, 2013, there were no amounts outstanding under the revolving line and $0.8 million of letters of credit outstanding.

Note 10: Commitments and Contingencies

Leasing Arrangements

We lease certain facilities and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2013 (in thousands):

2014	5,595
2015	4,260
2016	2,327
2017	1,620
2018	1,079
Thereafter	1,448
Total	$16,329

Our operating lease arrangements are subject to customary renewal and base rental fee escalation clauses. Total rent expense, net of sublease income which is insignificant, under operating lease arrangements was approximately $6.5 million, $8.7 million and $10.3 million in fiscal years 2013, 2012 and 2011, respectively.

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

Note 11: Shareholders’ Equity

Preferred Stock

Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. As of November 30, 2013, there was no preferred stock issued or outstanding.

Common Stock

We have 200,000,000 shares of authorized common stock, $0.01 par value per share, of which 51,512,595 were issued and outstanding at November 30, 2013.

We issued 31,000 shares of common stock in fiscal year 2011 with a fair value of $0.7 million, respectively, to members of the Board the Directors as a component of the annual compensation paid to non-employee directors.

There were 74,900 deferred stock units (DSUs) outstanding at November 30, 2013. Each DSU represents one share of our common stock and all DSU grants have been made to non-employee members of our Board of Directors. The DSUs granted prior to fiscal year 2011 were fully vested on the date of grant and do not have voting rights and can only be converted into common stock when the recipient ceases being a member of the Board of Directors. There were 21,700 DSUs granted in fiscal year 2011, of which 12,799 were vested as of November 30, 2013.

Common Stock Repurchases

During the second quarter of fiscal year 2012, in conjunction with the Plan, the Board of Directors authorized a $350.0 million return of capital to shareholders in the form of a share repurchase through fiscal year 2013. In July 2013, the Board increased the authorization by $10.0 million to $360.0 million. In fiscal years 2013 and 2012, we repurchased and retired 11,579,000 shares and 4,494,000 shares, respectively, of our common stock for $269.5 million and $88.4 million, respectively.

In fiscal year 2011 we repurchased and retired 8,391,000 shares of our common stock for $200.0 million. The shares repurchased and retired in fiscal year 2011 were repurchased as part of previously announced share repurchase program, which was completed in fiscal year 2011.

In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

Note 12: Stock-Based Compensation

We currently have one shareholder-approved stock plan from which we can issue stock-based awards, which was approved by our shareholders in fiscal year 2008 (2008 Plan). The 2008 Plan replaced the 1992 Incentive and Nonqualified Stock Option Plan, the 1994 Stock Incentive Plan and the 1997 Stock Incentive Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under those plans. The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units and stock appreciation rights. A total of 47,010,000 shares are issuable under these plans, of which 9,703,158 shares were available for grant as of November 30, 2013.

We have adopted two stock plans for which the approval of shareholders was not required: the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 9,750,000 shares are issuable under the 2002 Plan, of which 797,910 shares were available for grant as of November 30, 2013.

The 2004 Plan is reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 1,500,000 shares are issuable under the 2004 Plan, of which 583,021 shares were available for grant as of November 30, 2013.

Under all of our plans, the options granted prior to fiscal year 2005 generally vest over five years and have terms of ten years. The options granted from fiscal year 2005 through fiscal year 2010 generally vest over five years and have terms of seven years, and the options granted in fiscal year 2011 and 2012 vest over four years and have a term of seven years.

A summary of stock option activity under all the plans is as follows:

	Shares	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	Exercise Price	(in years)	(in thousands)
Options outstanding, December 1, 2012	5,204	$19.99
Granted	41	21.46
Exercised (2)	(2,763)	18.61
Canceled	(493)	26.10
Options outstanding, November 30, 2013	1,989	$20.43	2.79	$12,780
Exercisable, November 30, 2013	1,669	$19.95	2.50	$11,407
Vested or expected to vest, November 30, 2013	1,989	$20.43	2.79	$12,780

(1)
The aggregate intrinsic value was calculated based on the difference between the closing price of our stock on November 30, 2013 of $26.34 and the exercise prices for all in-the-money options outstanding.

(2)
Includes 41,000 options included in a stock-swap, which allowed optionees to pay the exercise price by surrendering shares already owned. The net shares of common stock resulting from option exercises is 2,722,000 as reflected in the statement of shareholders' equity.

A summary of the status of our restricted stock units as of November 30, 2013 is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding, December 1, 2012	984	$20.60
Granted	1,055	23.70
Issued	(697)	21.87
Canceled	(225)	20.89
Restricted stock units outstanding, November 30, 2013	1,117	$22.67

Each restricted stock unit represents one share of common stock. The restricted stock units generally vest semi-annually over a three year period.

The fair value of outright stock awards, restricted stock awards, restricted stock units and DSUs is equal to the closing price of our common stock on the date of grant.

The 1991 Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase up to an aggregate of 8,650,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27 month offering period comprised of nine three month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27 month offering period or the end of each three month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27 month offering period, subsequent to the purchase, the offering period is canceled and the employee is entered into a new 27 month offering period with the then current market price as the new base price. We issued 281,000 shares, 376,000 shares and 594,000 shares with weighted average purchase prices of $15.28, $15.04 and $11.52 per share, respectively, in fiscal years 2013, 2012 and 2011, respectively. At November 30, 2013, approximately 930,000 shares were available and reserved for issuance under the ESPP.

We estimated the fair value of stock options and ESPP awards granted in fiscal years 2013, 2012 and 2011 on the measurement dates using the Black-Scholes option valuation model with the following weighted average assumptions:

	Fiscal Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
Stock options:
Expected volatility	31.9%	30.0%	27.3%
Risk-free interest rate	0.7%	0.8%	1.7%
Expected life (in years)	4.8	4.8	4.8
Expected dividend yield	—	—	—
Employee stock purchase plan:
Expected volatility	31.8%	34.1%	25.8%
Risk-free interest rate	0.2%	0.2%	0.4%
Expected life (in years)	1.5	1.5	1.6
Expected dividend yield	—	—	—

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

Based on the above assumptions, the weighted average estimated fair value of stock options granted in fiscal years 2013, 2012 and 2011 was $6.08, $5.66 and $7.31 per share, respectively. We amortize the estimated fair value of stock options to expense over the vesting period using the straight-line method. The weighted average estimated fair value for shares issued under our ESPP in fiscal years 2013, 2012 and 2011 was $6.88, $6.53 and $6.44 per share, respectively. We amortize the estimated fair value of shares issued under the ESPP to expense over the vesting period using a graded vesting model.

Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $22.0 million at November 30, 2013. These costs are expected to be recognized over a weighted average period of 2.0 years.

The following additional activity occurred under our plans (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
Total intrinsic value of stock options on date exercised	$14,009	$9,601	$31,566
Total fair value of deferred stock units on date vested	127	114	40
Total fair value of restricted stock units on date vested	16,631	13,772	9,120

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of income (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
Cost of software licenses	$—	$9	$9
Cost of maintenance and services	601	725	643
Sales and marketing	3,599	3,274	2,648
Product development	4,723	3,170	2,708
General and administrative	10,186	10,983	12,888
Stock-based compensation from continuing operations	19,109	18,161	18,896
Loss from discontinued operations	2,290	10,072	7,103
Total stock-based compensation	$21,399	$28,233	$25,999
Income tax benefit included in the provision for income taxes from continuing operations	$5,146	$4,491	$4,742

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

During fiscal year 2013, in connection with the divestiture of the Apama product line, we entered into transition agreements with five executives. As part of the agreements, the executives were entitled to accelerated vesting of certain stock-based awards upon the completion of the divestiture. All employees associated with the Apama product line were also entitled to accelerated vesting of certain stock-based awards upon the completion of the divestiture. Due to the accelerated vesting, we recognized additional stock-based compensation of $1.4 million.

Note 13: Retirement Plan

We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $1.9 million, $2.9 million and $2.4 million for fiscal years 2013, 2012 and 2011, respectively.

Note 14: Restructuring

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

Restructuring expenses relate to employee costs, including severance, health benefits, outplacement services and transition divestiture arrangements, but excluding stock-based compensation, and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. Other costs include costs to terminate automobile leases of employees included in the workforce reduction, asset impairment charges for assets no longer deployed as part of cost reduction strategies, costs for unused software licenses as part of the workforce reduction and other costs directly associated with the restructuring actions taken.

As part of the 2013 restructuring, we incurred expenses in the fiscal year 2013 totaling $8.7 million, of which $1.1 million represents excess facilities and other costs and $7.6 million represents employee severance and related benefits. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income, with the exception of $0.4 million included in income (loss) from discontinued operations. We do not expect to incur additional material costs with respect to the 2013 restructuring.

A summary of activity for the 2013 restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2012	$—	$—	$—
Costs incurred	1,126	7,594	8,720
Cash disbursements	(510)	(6,577)	(7,087)
Translation adjustments and other	(47)	60	13
Balance, November 30, 2013	$569	$1,077	$1,646

Cash disbursements under the 2013 restructuring are expected to be made through fiscal year 2017. The short-term portion of the restructuring reserve of 1.4 million is included in other accrued liabilities and the long-term portion of $0.2 million is included in other noncurrent liabilities on the consolidated balance sheet at November 30, 2013.

2012 Restructuring

In the second quarter of fiscal 2012, as part of the Plan, our management approved, committed to and initiated certain operational restructuring initiatives to reduce annual costs, including the simplification of our organizational structure and the consolidation of facilities. In addition, as part of the Plan, we divested our non-Core product lines. Our restructuring actions include both our cost reduction efforts and qualifying costs associated with our divestitures.

As part of the 2012 restructuring, we incurred expenses in the fiscal year 2013 totaling $4.3 million, of which $1.5 million represents excess facilities and other costs and $2.8 million represents employee severance and related benefits. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income, with the exception of $0.6 million as income (loss) from discontinued operations in the consolidated statement of income. Cumulative expenses of the 2012 restructuring through the end of fiscal year 2013 are $23.3 million, of which $4.2 million represents excess facilities and other costs and $19.1 million represents employee severance and related benefits. We do not expect to incur additional material costs for the 2012 restructuring.

A summary of activity for the 2012 restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2012	$603	$6,429	$7,032
Costs incurred	1,545	2,752	4,297
Cash disbursements	(1,423)	(8,941)	(10,364)
Asset impairment	(111)	—	(111)
Translation adjustments and other	1	51	52
Balance, November 30, 2013	$615	$291	$906

Cash disbursements under the 2012 restructuring are expected to be made through fiscal year 2016. The short-term portion of the restructuring reserve of $0.7 million is included in other accrued liabilities and the long-term portion of $0.2 million is included in other noncurrent liabilities on the consolidated balance sheet at November 30, 2013.

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

As part of the 2010 restructuring activities, we recorded cumulative expenses totaling $43.3 million, of which $8.0 million represented excess facilities and other costs and $35.3 million represented employee severances and related benefits. We did not incur any expenses related to the 2010 restructuring in fiscal year 2013 and there are no remaining cash disbursements due as of November 30, 2013.

A summary of activity for the 2010 restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2012	$—	$275	$275
Costs incurred	—	—	—
Cash disbursements	—	(275)	(275)
Translation adjustments and other	—	—	—
Balance, November 30, 2013	$—	$—	$—

Note 15: Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
U.S.	$54,495	$49,818	$91,689
Foreign	8,288	18,167	16,504
Total	$62,783	$67,985	$108,193

The provision for income taxes from continuing operations is comprised of the following (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
Current:
Federal	$7,639	$11,171	$22,139
State	1,583	1,270	2,175
Foreign	2,165	5,970	5,131
Total current	11,387	18,411	29,445
Deferred:
Federal	9,622	5,257	6,507
State	329	55	296
Foreign	1,668	(692)	556
Total deferred	11,619	4,620	7,359
Total	$23,006	$23,031	$36,804

A reconciliation of the U.S. Federal statutory rate to the effective tax rate from continuing operations is as follows:

	Fiscal Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
Tax at U.S. Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differences	0.8	(1.0)	0.9
State income taxes, net	2.1	0.9	1.6
Research credits	(1.5)	—	(1.3)
Domestic production activities deduction	(2.1)	(2.2)	(2.0)
Tax-exempt interest	(0.2)	(0.3)	(0.2)
Nondeductible stock-based compensation	2.3	3.0	1.5
Other	0.2	(1.5)	(1.5)
Total	36.6%	33.9%	34.0%

The components of deferred tax assets and liabilities are as follows (in thousands):

	November 30, 2013	November 30, 2012
Deferred tax assets:
Accounts receivable	$739	$768
Other current assets	779	786
Capitalized research costs	—	231
Accrued compensation	3,901	4,657
Accrued liabilities and other	7,302	10,527
Deferred revenue	—	129
Stock-based compensation	4,222	8,122
Depreciation and amortization	6,724	5,533
Tax credit and loss carryforwards	34,460	39,216
Gross deferred tax assets	58,127	69,969
Valuation allowance	(12,949)	(14,316)
Total deferred tax assets	45,178	55,653
Deferred tax liabilities:
Goodwill	(14,860)	(13,819)
Deferred revenue	(1,585)	—
Total deferred tax liabilities	(16,445)	(13,819)
Total	$28,733	$41,834

The valuation allowance primarily applies to net operating loss carryforwards and unutilized tax credits in jurisdictions or under conditions where realization is not assured. The $1.4 million decrease in the valuation allowance during fiscal year 2013 primarily relates to the partial release of valuation allowances on foreign net operating losses, which will be utilized to offset certain gains on our dispositions that are reflected in our discontinued operations, partially offset by an increase related to the creation of net operating loss carryforwards. The short-term portion of deferred tax liabilities of $0.2 million is included in other current liabilities on the consolidated balance sheet at November 30, 2013.

At November 30, 2013, we have net operating loss carryforwards of $70.2 million expiring on various dates through 2032 and $13.3 million that may be carried forward indefinitely. At November 30, 2013, we have tax credit carryforwards of approximately $9.5 million expiring on various dates through 2031 and $1.0 million that may be carried forward indefinitely.

We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested. The cumulative undistributed foreign earnings were approximately $32.9 million at November 30, 2013. The estimated unrecognized deferred tax liability for temporary differences related to these earnings at November 30, 2013 is $0.8 million.

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

A reconciliation of the balance of our unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
Balance, beginning of year	$2,192	$2,631	$2,294
Tax positions related to current year	189	79	445
Settlements with tax authorities	(1,176)	—	—
Tax positions acquired	—	—	—
Lapses due to expiration of the statute of limitations	(183)	(518)	(108)
Balance, end of year	$1,022	$2,192	$2,631

We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. In fiscal years 2013 and 2012 there was no estimated interest and penalties recorded in the provision for income taxes. In fiscal year 2011 there was $0.1 million of estimated interest and penalties in the provision for income taxes. We have accrued $0.2 million and $0.3 million of estimated interest and penalties at November 30, 2013 and 2012, respectively. We do not expect any significant changes to the amount of unrecognized tax benefits in the next twelve months.

The Internal Revenue Service finalized its examination of our U.S. Federal income tax returns for fiscal years 2009 and 2010 during the second quarter of fiscal year 2013. In the first quarter of fiscal year 2013, we had effectively settled certain unrecognized tax benefits which had been reserved in previous periods, reducing our unrecognized tax benefits liability by $1.2 million.

Our Federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2011, and we are no longer subject to audit for those periods. State taxing authorities are currently examining our income tax returns for years through fiscal year 2007. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2005, and we are no longer subject to audit for those periods.

Tax authorities for certain non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits, none of which are material to our condensed consolidated balance sheets, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2008.

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

	Fiscal Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
Income from continuing operations	$39,777	$44,954	$71,389
Weighted average shares outstanding	54,516	62,881	65,705
Dilutive impact from common stock equivalents	863	860	1,835
Diluted weighted average shares outstanding	55,379	63,741	67,540
Basic earnings per share from continuing operations	$0.73	$0.71	$1.09
Diluted earnings per share from continuing operations	$0.72	$0.71	$1.06

We excluded stock awards representing approximately 744,000 shares, 4,115,000 shares, and 2,208,000 shares of common stock from the calculation of diluted earnings per share in the fiscal years ended November 30, 2013, 2012 and 2011, respectively, because these awards were anti-dilutive.

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

In the third quarter of fiscal year 2012, as part of the Plan, we changed the structure of our internal organization and the way we managed our business. As a result of the change, our internal reporting was organized into the following segments, each of which met the criteria of a reportable segment: (1) the Core segment, which included the OpenEdge, DataDirect Connect and Decision Analytics (comprised of Apama, Corticon and the Progress Control Tower) product lines; and (2) the non-Core segment, which included the Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic product lines. Since the non-Core segment ceased to exist during the first quarter of fiscal year 2013, after the closing of all of these divestitures, we now operate as one reportable segment. In addition, the revenues and direct expenses of the product lines divested are including in discontinued operations in our consolidated statements of income, including prior period amounts which have been revised to reflect the presentation.

The revenue and direct expenses for the Apama product line, which was divested in July 2013, are also included in discontinued operations in our consolidated statements of income, including prior period amounts which have been revised to reflect the presentation.

Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
Software licenses	$122,312	$106,626	$109,966
Maintenance	202,857	202,691	211,300
Professional services	8,827	8,295	12,344
Total	$333,996	$317,612	$333,610

In the following table, revenue attributed to the United States includes sales to customers in the U.S. and licensing to certain multinational organizations, substantially all of which is invoiced from the U.S. Revenue from Canada, Europe, the Middle East and Africa (EMEA), Latin America and the Asia Pacific region includes shipments to customers in each region, not including certain multinational organizations, plus export shipments into each region that are billed from the U.S. Information relating to revenue from external customers from different geographical areas is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012	November 30, 2011
United States	$140,020	$127,841	$131,007
Canada	14,259	14,818	11,207
EMEA	133,600	125,566	140,033
Latin America	25,370	28,335	31,039
Asia Pacific	20,747	21,052	20,324
Total	$333,996	$317,612	$333,610

No country outside of the U.S. accounted for more than 10% of our consolidated revenue in any year presented, except for revenue from the United Kingdom for fiscal year 2011, which totaled $33.5 million. Long-lived assets totaled $53.6 million, $57.9 million and $59.6 million in the U.S. and $3.4 million, $5.2 million and $6.6 million outside of the U.S. at the end of fiscal years 2013, 2012 and 2011, respectively. No individual country outside of the U.S. accounted for more than 10% of our consolidated long-lived assets.

Note 18: Selected Quarterly Financial Data (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2013:
Revenue	$83,733	$81,705	$77,578	$90,980
Gross profit	73,854	73,216	69,059	82,885
Income from operations	15,793	14,386	9,661	23,900
Income from continuing operations	9,813	8,142	7,204	14,618
Net income (loss)	31,118	3,910	24,843	15,036
Basic earnings per share from continuing operations	0.17	0.15	0.13	0.28
Diluted earnings per share from continuing operations	0.17	0.15	0.13	0.28
Fiscal year 2012:
Revenue	$82,471	$74,128	$74,371	$86,642
Gross profit	73,917	65,518	64,883	76,980
Income from operations	25,041	12,800	11,289	18,659
Income from continuing operations	15,861	8,855	7,744	12,494
Net income	7,489	(1,908)	5,838	36,025
Basic earnings per share from continuing operations	0.26	0.14	0.12	0.20
Diluted earnings per share from continuing operations	0.25	0.14	0.12	0.20

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on our assessment we believe that as of November 30, 2013, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on this definition, management previously reported a material weakness in the Company’s internal control over financial reporting for the period ending November 30, 2012.  We determined that we had not designed and implemented the controls necessary to ensure that all terms and conditions being agreed to by our sales personnel with our customers and partners were properly documented within our contractual arrangements with such customers and partners, resulting in improper recognition of revenue. Specifically, our sales organizations in our Asia Pacific and Central EMEA regions did not take sufficient steps to ensure that all details of agreements with our customers and partners were provided to those individuals making revenue recognition decisions. We determined that as a result of this deficiency, the timing of revenue recognized was improper on certain transactions that were immaterial to our financial statements.

As disclosed in our Annual Report on Form 10-K for the year ended November 30, 2012 and our Quarterly Reports on Form 10-Q for the quarters ended February 28, 2013, May 31, 2013 and August 31, 2013, we implemented changes in our internal control over financial reporting in accordance with our remediation plan. These changes included the following:

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

We believe these changes have strengthened our internal control over financial reporting and remediated the material weakness we previously identified.

(c) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended November 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(d) Report of independent registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts

We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2013, of the Company and our report dated January 29, 2014 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding discontinued operations.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
January 29, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 with respect to our directors and executive officers, including the qualifications of the members of the Audit Committee of our Board of Directors, may be found in the sections captioned, “Proposal 1—Election of Directors,” “Committees of the Board,” “Certain Relationships” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Executive and Other Key Officers of the Registrant

The following table sets forth certain information regarding our executive and other key officers.

Name	Age	Position
Joseph A. Andrews	57	Senior Vice President, Human Resources
Antonio J. Aquilina	46	Senior Vice President, Strategy and Corporate Development
Michael Benedict	41	Vice President, Pacific Cloud Platform and OpenEdge Product Line
David A. Benson	54	Executive Vice President and Chief Information Officer
Stephen H. Faberman	44	Senior Vice President, General Counsel
John P. Goodson	49	Senior Vice President, Chief Product Officer
Karen Padir	45	Senior Vice President, Chief Technology Officer
Philip M. Pead	61	President and Chief Executive Officer
Chris E. Perkins	51	Senior Vice President, Finance and Administration and Chief Financial Officer
Jennifer Smith	38	Senior Vice President, Chief Marketing Officer
Andy Zupsic	51	Senior Vice President, Global Field Operations

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

Mr. Benedict became Vice President, Pacific Cloud Platform and OpenEdge Product Line in June 2013. Prior to that time, Mr. Benedict was Vice President, Data Connectivity Business Line Leader since May 2012. From March 2011 to May 2012, Mr. Benedict was Vice President of Product Management. Prior to that time, since joining Progress upon the acquisition of DataDirect in 2003, Mr. Benedict held several Senior Director and Director positions in the Products and Sales organizations.

Mr. Benson became Executive Vice President and Chief Information Officer in April 2010. Mr. Benson joined us in June 2009 as Senior Vice President and Chief Information Officer. Prior to joining us, Mr. Benson served as Senior Vice President, Chief Information Officer for News Corporation, a diversified media and entertainment company, from May 2003 to August 2008.

Mr. Faberman became Vice President, General Counsel in December 2012 and became a Senior Vice President in January 2014. Prior to that time, from October 2012 to December 2012, Mr. Faberman was Vice President, Acting General Counsel, and from January 2012 to October 2012, Mr. Faberman was Vice President, Deputy General Counsel. Mr. Faberman joined us in May 2008 as Associate General Counsel and was promoted to Deputy General Counsel in September 2010.

Mr. Goodson became Chief Product Officer in June 2013. Prior to that time, Mr. Goodson was Senior Vice President, Product Engineering since May 2012. From October 2010 to May 2012, Mr. Goodson was Senior Vice President, Products and acted as our Interim Chief Product Officer since October 2010. Prior to that time, from June 2010 until October 2010, Mr. Goodson was Senior Vice President and General Manager, Enterprise Data Solutions and Enterprise Business Solutions. In April 2009, Mr. Goodson became a Senior Vice President. Mr. Goodson had been a Vice President and General Manager, DataDirect Technologies Division since December 2007.

Ms. Padir became Chief Technology Officer in June 2013. Prior to that time, Ms. Padir was Senior Vice President, Application Development Business Line Leader upon her joining Progress in September 2012. Prior to joining us, from March 2010 to September 2012, Ms. Padir was Executive Vice President, Products and Engineering at EnterpriseDB. From October 2005 to February 2010, Ms. Padir was Vice President, Engineering at Sun Microsystems.

Mr. Pead became President and Chief Executive Officer in December 2012. Prior to that time, from November 2012 to December 2012, Mr. Pead was Executive Chairman and Interim Chief Executive Officer. Prior to that time, from May 2012 until November 2012, Mr. Pead served as non-Executive Chairman of the Board. Mr. Pead joined our Board of Directors in July 2011. Mr. Pead was formerly the Chairman of the Board of Directors of Allscripts Heath Solutions, which merged with Eclipsys Corporation in August 2010, where Mr. Pead was the President and Chief Executive Officer. From March 2007 to May 2009, Mr. Pead served as the Managing Partner of Beacon Point Partners LLC.

Mr. Perkins became Senior Vice President, Finance and Administration and Chief Financial Officer in February 2013. Prior to that time, Mr. Perkins was a member of the Board of Directors of Immucor, Inc. from August 2008 until August 2011, when it was acquired by an affiliate of TPG Capital, L.P. From July 2009 through August 2010, Mr. Perkins was Executive Vice President and Chief Financial Officer of Eclipsys Corporation.

Ms. Smith became Vice President, Chief Marketing Officer in January 2013 and became a Senior Vice President in January 2014. Prior to that time, from April 2012 to January 2013, Ms. Smith was Vice President, Corporate Marketing, and from January 2010 to April 2012, Ms. Smith was Vice President, Worldwide Field Marketing. Prior to that time, Ms. Smith held several Director positions in the marketing organization since joining Progress in October 2007.

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

Item 11. Executive Compensation

The information required by this Item 11 with respect to director and executive compensation may be found under the headings captioned “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership and our equity compensation plans may be found under the headings captioned “Information About Progress Software Common Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2013 is as follows (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
Equity compensation plans approved by shareholders (1)	2,656	(2)	$19.59	10,633	(3)
Equity compensation plans not approved by shareholders (4)	450		23.29	1,381
Total	3,106		$20.43	12,014

(1)
Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, 2008 Stock Option and Incentive Plan and 1991 Employee Stock Purchase Plan (ESPP).

(2)
Includes 1,117,000 restricted stock units under our 2008 Plan. Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)	Includes 930,000 shares available for future issuance under the ESPP.

(4)	Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.

We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of NASDAQ. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer would be eligible to receive an award under the 2004 Plan only as an inducement to join us. Awards under the 2002 Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 11,250,000 shares are issuable under the two plans, of which, 1,380,931 shares are available for future issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 may be found under the headings “Independence,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 may be found under the heading “Information About Our Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of November 30, 2013 and 2012

•	Consolidated Statements of Income for the years ended November 30, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the years ended November 30, 2013, 2012 and 2011

•	Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended November 30, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

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

3.1	Restated Articles of Organization, as amended (1)
3.2	By-Laws, as amended and restated
4.1	Specimen certificate for the Common Stock (2)
10.1*	1992 Incentive and Nonqualified Stock Option Plan (3)
10.2*	1994 Stock Incentive Plan (4)
10.3*	1997 Stock Incentive Plan, as amended and restated (5)
10.4*	Employee Retention and Motivation Agreement as amended and restated, executed by each of the Executive Officers (other than the Chief Executive Officer)
10.5*	2002 Nonqualified Stock Plan, as amended and restated (6)
10.6*	2004 Inducement Stock Plan, as amended and restated (7)
10.7*	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (8)
10.8*	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated (9)
10.9*	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan
10.10*	Progress Software Corporation Corporate Executive Bonus Plan (10)
10.11*	Progress Software Corporation 2014 Fiscal Year Non-Employee Directors Compensation Program
10.12*	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan

10.13*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant)
10.14*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant)
10.15*	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (11)
10.16*	Employment Agreement, dated as of December 5, 2011, by and between Progress Software Corporation and Jay H. Bhatt (12)
10.17*	Employee Retention and Motivation Agreement, dated as of December 5, 2011, by and between Progress Software Corporation and Jay H. Bhatt (13)
10.18*
Credit Agreement, dated as of August 15, 2011, by and among Progress Software Corporation, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and RBS Citizens, N.A., as Syndication Agents, and J.P. Morgan Securities LLC, as Sole Bookrunner and Sole Lead Arranger (14)

10.19*	Separation Agreement, dated March 22, 2012, between Progress Software Corporation and Charles F. Wagner, Jr. (15)
10.20*	Employment Agreement, dated July 10, 2012, by and between Progress Software Corporation and Melissa H. Cruz (16)
10.21*	Employment Agreement, dated December 7, 2012, by and between Progress Software Corporation and Philip M. Pead (17)
10.22*	Employee Retention and Motivation Agreement, dated as of December 7, 2012, by and between Progress Software Corporation and Philip M. Pead (18)
10.23*	Employment Agreement, dated January 1, 2013, by and between Progress Software Corporation and Chris E. Perkins (19)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Philip M. Pead
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chris E. Perkins
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
The following materials from Progress Software Corporation’s Annual Report on Form 10-K for the year ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended November 30, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended November 30, 2013, 2012 and 2011, (iv) Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2013, 2012 and 2011, and (v) Consolidated Statements of Cash Flows for the years ended November 30, 2013, 2012 and 2011.

(1)	Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended November 30, 2011.

(2)	Incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the year ended November 30, 2011.

(3)	Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended November 30, 2009.

(4)	Incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended November 30, 2009

(5)	Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended November 30, 2012.

(6)	Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.

(7)	Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.

(8)	Incorporated by reference to Annex B to our definitive Proxy Statement filed April 20, 2012.

(9)	Incorporated by reference to Annex A to our definitive Proxy Statement filed May 7, 2013.

(10)	Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the year ended November 30, 2012

(11)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended August 30, 2009.

(12)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 28, 2011.

(13)	Incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 28, 2011.

(14)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 18, 2011.

(15)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended February 29, 2012.

(16)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 20, 2012.

(17)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 13, 2012.

(18)	Incorporate by reference to Exhibit 10.2 to Form 8-K filed on December 13, 2012

(19)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 8, 2013.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of Progress Software Corporation participates.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of January, 2014.

PROGRESS SOFTWARE CORPORATION

By:	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP M. PEAD	President and Chief Executive Officer	January 29, 2014
Philip M. Pead	(Principal Executive Officer)

/s/ CHRIS E. PERKINS	Senior Vice President, Finance and	January 29, 2014
Chris E. Perkins	Administration and Chief Financial Officer
(Principal Financial Officer)

/s/ PAUL A. JALBERT	Vice President, Corporate Controller and Chief	January 29, 2014
Paul A. Jalbert	Accounting Officer
(Principal Accounting Officer)

/s/ BARRY N. BYCOFF	Director	January 29, 2014
Barry N. Bycoff

/s/ JOHN R. EGAN	Non-Executive Chairman	January 29, 2014
John R. Egan

/s/ RAM GUPTA	Director	January 29, 2014
Ram Gupta

/s/ CHARLES F. KANE	Director	January 29, 2014
Charles F. Kane

/s/ DAVID A. KRALL	Director	January 29, 2014
David A. Krall

/s/ MICHAEL L. MARK	Director	January 29, 2014
Michael L. Mark