Form 10-Q
period 2014-02-28
PROGRESS SOFTWARE CORP /MA
filed 2014-04-09
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014

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
Yes  ☐ No  ☒
As of March 28, 2014, there were 51,367,065 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	February 28, 2014	November 30, 2013
Assets
Current assets:
Cash and cash equivalents	$219,356	$198,818
Short-term investments	28,693	32,622
Total cash, cash equivalents and short-term investments	248,049	231,440
Accounts receivable (less allowances of $2,795 and $3,153, respectively)	58,960	66,784
Other current assets	29,845	30,716
Deferred tax assets	10,837	8,871
Total current assets	347,691	337,811
Property and equipment, net	60,871	57,030
Intangible assets, net	9,257	9,950
Goodwill	224,185	224,286
Deferred tax assets	19,768	20,386
Investments in auction rate securities	25,110	24,761
Other assets	3,552	7,963
Total assets	$690,434	$682,187
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	8,480	9,560
Accrued compensation and related taxes	16,016	26,697
Income taxes payable	3,424	2,584
Other accrued liabilities	27,732	29,345
Short-term deferred revenue	106,482	96,393
Total current liabilities	162,134	164,579
Long-term deferred revenue	745	1,144
Deferred tax liabilities	338	340
Other noncurrent liabilities	2,543	2,470
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 51,350,598 shares in 2014 and 51,512,595 shares in 2013	208,771	205,307
Retained earnings, including accumulated other comprehensive loss of $11,285 in 2014 and $11,659 in 2013	315,903	308,347
Total shareholders’ equity	524,674	513,654
Total liabilities and shareholders’ equity	$690,434	$682,187
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income

	Three Months Ended
(In thousands, except per share data)	February 28, 2014	February 28, 2013
Revenue:
Software licenses	$22,264	$29,907
Maintenance and services	52,274	53,826
Total revenue	74,538	83,733
Costs of revenue:
Cost of software licenses	2,007	2,090
Cost of maintenance and services	5,345	7,650
Amortization of acquired intangibles	529	139
Total costs of revenue	7,881	9,879
Gross profit	66,657	73,854
Operating expenses:
Sales and marketing	24,509	28,642
Product development	15,113	13,622
General and administrative	11,727	14,666
Amortization of acquired intangibles	164	171
Restructuring expenses	196	960
Acquisition-related expenses	946	—
Total operating expenses	52,655	58,061
Income from operations	14,002	15,793
Other income (expense):
Interest income and other	513	531
Foreign currency loss, net	(507)	(1,079)
Total other income (expense), net	6	(548)
Income from continuing operations before income taxes	14,008	15,245
Provision for income taxes	2,908	5,432
Income from continuing operations	11,100	9,813
Income from discontinued operations, net	—	21,305
Net income	$11,100	$31,118
Earnings per share:
Basic:
Continuing operations	$0.22	$0.17
Discontinued operations	—	0.37
Net income per share	$0.22	$0.54
Diluted:
Continuing operations	$0.21	$0.17
Discontinued operations	—	0.36
Net income per share	$0.21	$0.53
Weighted average shares outstanding:
Basic	51,494	57,901
Diluted	52,165	58,752
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013
Net income	$11,100	$31,118
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	149	(445)
Unrealized gains on investments, net of tax provision of $131 and $48 in 2014 and 2013, respectively	225	82
Total other comprehensive income (loss), net of tax	374	(363)
Comprehensive income	$11,474	$30,755

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013
Cash flows from operating activities:
Net income	$11,100	$31,118
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,410	2,418
Amortization of acquired intangibles and other	1,064	983
Stock-based compensation	5,545	4,906
Loss on disposal of property	14	—
Gain on dispositions	—	(35,106)
Asset impairment	—	111
Deferred income taxes	(1,508)	(1,899)
Tax benefit (deficiency) from stock plans	69	(481)
Excess tax benefit from stock plans	(152)	(508)
Allowances for accounts receivable	86	(150)
Changes in operating assets and liabilities:
Accounts receivable	8,027	12,622
Other assets	2,303	(4,833)
Accounts payable and accrued liabilities	(13,412)	(22,867)
Income taxes payable and uncertain tax positions	639	(21,627)
Deferred revenue	9,239	10,254
Net cash flows from (used in) operating activities	25,424	(25,059)
Cash flows from investing activities:
Purchases of investments	(1,900)	—
Sales and maturities of investments	5,600	10,860
Redemptions and sales of auction rate securities	—	25
Purchases of property and equipment	(5,697)	(898)
Capitalized software development costs	(821)	—
Proceeds from divestitures, net	3,300	73,381
Increase in other noncurrent assets	(108)	(53)
Net cash flows from investing activities	374	83,315
Cash flows from financing activities:
Proceeds from stock-based compensation plans	3,890	29,233
Purchases of common stock related to withholding taxes from the issuance of restricted stock units	(5)	(431)
Repurchases of common stock	(9,789)	(109,302)
Excess tax benefit from stock plans	152	508
Net cash flows used in financing activities	(5,752)	(79,992)
Effect of exchange rate changes on cash	492	(839)
Net increase (decrease) in cash and cash equivalents	20,538	(22,575)
Cash and cash equivalents, beginning of period	198,818	301,792
Cash and cash equivalents, end of period	$219,356	$279,217

Condensed Consolidated Statements of Cash Flows, continued

	Three Months Ended
	February 28, 2014	February 28, 2013
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $53 in 2014 and $126 in 2013	$2,581	$47,290
Non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$1,152	$2,576
Unsettled repurchases of common stock	$—	$4,041
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - We are a global software company that simplifies the development, deployment and management of business applications on-premise or in the cloud, on any platform or device, to any data source, with enhanced performance, minimal IT complexity and low total cost of ownership. Our comprehensive portfolio of products provides leading solutions for rapid application development, broad data integration and efficient data analysis. Our solutions are used across a variety of industries.

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

During fiscal years 2012 and 2013, we completed divestitures of the eleven product lines which were not considered core product lines of our business. The divestitures were part of our strategic plan announced during fiscal year 2012. After the closing of all these divestitures, we now operate as one reportable segment. In addition, the revenues and direct expenses of the product lines divested are included in discontinued operations in our condensed consolidated statements of income, including prior period amounts which have been revised to reflect the presentation.

We operate in North America and Latin America (the Americas); Europe, the Middle East and Africa (EMEA); and the Asia Pacific region, through local subsidiaries as well as independent distributors.

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

We made no significant changes in the application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

Recent Accounting Pronouncements - In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.
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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at February 28, 2014 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$160,799	$—	$—	$160,799
Money market funds	58,557	—	—	58,557
State and municipal bond obligations	28,522	171	—	28,693
Auction rate securities – municipal bonds	25,250	—	(3,017)	22,233
Auction rate securities – student loans	3,500	—	(623)	2,877
Total	$276,628	$171	$(3,640)	$273,159

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2013 is as follows (in thousands):

	Amortized Cost Basis	Realized Losses	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$144,305	$—	$—	$—	$144,305
Money market funds	54,513	—	—	—	54,513
State and municipal bond obligations	30,938	—	164	—	31,102
Auction rate securities – municipal bonds	27,150	(380)	—	(3,317)	23,453
Auction rate securities – student loans	3,500	—	—	(672)	2,828
Total	$260,406	$(380)	$164	$(3,989)	$256,201

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	February 28, 2014			November 30, 2013
	Cash and Equivalents	Short-Term Investments	Long-Term Investments	Cash and Equivalents	Short-Term Investments	Long-Term Investments
Cash	$160,799	$—	$—	$144,305	$—	$—
Money market funds	58,557	—	—	54,513	—	—
State and municipal bond obligations	—	28,693	—	—	31,102	—
Auction rate securities – municipal bonds	—	—	22,233	—	1,520	21,933
Auction rate securities – student loans	—	—	2,877	—	—	2,828
Total	$219,356	$28,693	$25,110	$198,818	$32,622	$24,761

For each of our ARS for which the issuer is not in default, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $25.1 million and $24.8 million at February 28, 2014 and November 30, 2013, respectively. The temporary impairment recorded in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $3.6 million and $4.0 million at February 28, 2014 and November 30, 2013, respectively. We will not be able to access the funds associated with our ARS investments until future auctions for these ARS are successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the condensed consolidated balance sheets at February 28, 2014 and November 30, 2013.

During the fourth quarter of fiscal year 2013, the exit bankruptcy plan for an issuer of one of our ARS, which was in default and on whose behalf the underlying bond insurer was making interest payments, was approved by a federal bankruptcy judge in federal court. The exit bankruptcy plan included a settlement provision with the holders of the ARS, which were given the option to receive 80% of the par value of their holdings, but renounce their claim with the bond issuer, or receive 65% of the par value of their holdings and retain their insurance rights. We accepted the 80% settlement offer and as a result we adjusted the fair value of this ARS to the amount of the settlement as of November 30, 2013. The previously recorded unrealized loss associated with this ARS has been recorded as a realized loss in fiscal year 2013 due to the settlement. As this investment no longer lacked short-term liquidity, it was classified as a short-term investment on our consolidated balance sheet at November 30, 2013. We received the settlement in December 2013 and the related ARS is no longer held and, accordingly, is not included in our ARS investments as of February 28, 2014.

Based on our cash, cash equivalents and short-term investments balance of $248.0 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment of these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.

The fair value of debt securities by contractual maturity is as follows (in thousands):

	February 28, 2014	November 30, 2013
Due in one year or less (1)	$41,899	$42,198
Due after one year (2)	11,904	15,185
Total	$53,803	$57,383

(1)
Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 10 to 29 years.

(2)	Includes state and municipal bond obligations, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

Investments with continuous unrealized losses and their related fair values are as follows at February 28, 2014 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities – municipal bonds	—	—	22,233	(3,017)	22,233	(3,017)
Auction rate securities – student loans	—	—	2,877	(623)	2,877	(623)
Total	$—	$—	$25,110	$(3,640)	$25,110	$(3,640)

Investments with continuous unrealized losses and their related fair values are as follows at November 30, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities – municipal bonds	—	—	21,933	(3,317)	21,933	(3,317)
Auction rate securities – student loans	—	—	2,828	(672)	2,828	(672)
Total	$—	$—	$24,761	$(3,989)	$24,761	$(3,989)

The unrealized losses associated with ARS are discussed above. Any unrealized losses associated with state and municipal bond obligations are attributable to changes in interest rates. Management does not believe any unrealized losses associated with state and municipal bond obligations represent other-than-temporary impairments based on our evaluation of available evidence as of February 28, 2014 and November 30, 2013.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets or other current liabilities on the condensed consolidated balance sheets at the end of each reporting period and expire within 90 days. In the three months ended February 28, 2014 and February 28, 2013, realized and unrealized losses of $0.3 million and $1.1 million, respectively, from our forward contracts were recognized in other income (expense) in the condensed consolidated statements of income. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	February 28, 2014		November 30, 2013
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$17,628	$18	$26,016	$79
Forward contracts to purchase U.S. dollars	17,169	(134)	22,483	92
Total	$34,797	$(116)	$48,499	$171

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at February 28, 2014 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$58,557	$58,557	$—	$—
State and municipal bond obligations	28,693	—	28,693	—
Auction rate securities – municipal bonds	22,233	—	—	22,233
Auction rate securities – student loans	2,877	—	—	2,877
Foreign exchange derivatives	(116)	—	(116)	—
Liabilities
Contingent consideration	$(393)	$—	$—	$(393)

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2013 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$54,513	$54,513	$—	$—
State and municipal bond obligations	31,102	—	31,102	—
Auction rate securities – municipal bonds	23,453	—	1,520	21,933
Auction rate securities – student loans	2,828	—	—	2,828
Foreign exchange derivatives	171	—	171	—
Liabilities
Contingent consideration	(388)	—	—	(388)

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

The following table provides additional quantitative information about the unobservable inputs used in our Level 3 asset valuations as of February 28, 2014:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Probability of earning the maximum rate until maturity	0.2% - 10.8% (1.9%)
		Probability of principal return prior to maturity	75.1% - 94.7% (86.5%)
		Probability of default	4.3% - 24.7% (11.6%)
		Liquidity risk premium	3.5%
		Recovery rate in default	50% - 70% (56.5%)

Significant increases or decreases in the underlying assumptions used to value the ARS could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheets.

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for each period presented (in thousands):

	Three Months Ended
	February 28, 2014	February 28, 2013
Balance, beginning of period	$24,761	$26,321
Redemptions and sales	—	(25)
Transfer to Level 2 fair value measurement	—	—
Unrealized gains included in accumulated other comprehensive loss	349	146
Balance, end of period	$25,110	$26,442

We have also classified contingent consideration related to the Rollbase, Inc. acquisition (Rollbase), which occurred in the second quarter of fiscal year 2013, within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and probability-weighted cash flows. We determined the fair value of our contingent consideration obligations based on a probability-weighted income approach derived from probability assessments of the attainment of certain milestones. We establish discount rates to be utilized in our valuation models based on the cost to borrow that would be required by a market participant for similar instruments. In determining the probability of attaining certain milestones, we utilize data regarding similar milestone events from our own experience. On a quarterly basis, we reassess the probability factors associated with the milestones for our contingent consideration obligations. Significant judgment is employed in determining the appropriateness of these key assumptions as of the acquisition date and for each subsequent period.

The key assumptions as of February 28, 2014 related to the contingent consideration for the acquisition of Rollbase used in the model are probabilities in excess of 95% that the milestones associated with the contingent consideration will be achieved and a discount rate of 4.8%. A decrease in the probabilities of achievement could result in a decrease to the estimated fair value of the contingent consideration liability. During the three months ended February 28, 2014, the change in the fair value of the liability was minimal.

We did not have any nonrecurring fair value measurements as of February 28, 2014 and November 30, 2013.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	February 28, 2014			November 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$44,780	$(37,226)	$7,554	$44,793	$(36,712)	$8,081
Customer-related and other	19,546	(17,843)	1,703	19,543	(17,674)	1,869
Total	$64,326	$(55,069)	$9,257	$64,336	$(54,386)	$9,950

In the first quarter of fiscal years 2014 and 2013, amortization expense related to intangible assets was $0.7 million and $0.3 million, respectively.

Future amortization expense for intangible assets as of February 28, 2014, is as follows (in thousands):

Remainder of 2014	$1,944
2015	2,409
2016	1,906
2017	1,906
2018	1,092
Thereafter	—
Total	$9,257

Goodwill

Changes in the carrying amount of goodwill in the three months ended February 28, 2014 are due to foreign currency translations. During the first quarter of fiscal year 2014, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2013. Through the date and time our condensed consolidated financial statements were issued, no triggering events have occurred that would indicate a potential impairment of goodwill exists.

Note 6: Divestitures

During fiscal years 2012 and 2013, we completed divestitures of the eleven product lines which were not considered core product lines of our business: Actional, Apama, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic. The FuseSource and Shadow product lines were divested in fiscal year 2012. The remaining product lines, excluding Apama, were divested in the first quarter of fiscal year 2013. The Apama product line was divested in the third quarter of fiscal year 2013. The divestitures were part of our strategic plan announced during fiscal year 2012.

Revenues and direct expenses of the divested product lines have been reclassified as discontinued operations for all periods presented. Specifically, the fiscal year 2013 income from discontinued operations now includes the revenues and direct expenses of the product lines which had not been divested prior to the start of fiscal year 2013.

The components included in discontinued operations on the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended
	February 28, 2014	February 28, 2013
Revenue	$—	$11,175
Income (loss) before income taxes	—	1,685
Income tax (benefit) provision	—	137
Gain on sale, net of tax	—	19,757
Income (loss) from discontinued operations, net	$—	$21,305

Note 7: Business Combinations

On May 24, 2013, we acquired 100% of the equity interests in Rollbase, Inc. (Rollbase), a privately held software vendor based in Saratoga, California, for $9.9 million. The purchase consideration consisted of $9.5 million in cash paid and $0.4 million of contingent consideration, expected to be paid out over a two year period. The fair value of the contingent consideration was estimated to be $0.4 million at the date of acquisition. Rollbase provides application development software technology that allows the rapid design, development and deployment of on-demand business applications. The purpose of the acquisition was to further our strategic plan in which we intend to become a leading provider of a next-generation, context-aware application development and deployment platform in the cloud for the platform-as-a-service (PaaS) market. The acquisition was accounted for as a business combination, and accordingly, the results of operations of Rollbase are included in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

The allocation of the purchase price is as follows (in thousands):

	Total	Life
Cash	$50
Acquired intangible assets	7,960	1 to 5 years
Goodwill	4,798
Deferred taxes	(2,921)
Accounts payable and other liabilities	(8)
Net assets acquired	$9,879

The stock purchase agreement included contingent earn-out provisions requiring us to make payments to former Rollbase owners now employed by the Company. We have concluded that the earn-out provisions for the individuals now employed by the Company, which total approximately $5.0 million, are compensation arrangements and we will accrue the maximum payouts ratably over the two year performance period, as we believe it is probable that the criteria will be met. We have incurred $0.9 million of expense related to the contingent earn-out provisions for the three months ended February 28, 2014. This amount is recorded as acquisition-related expense in our consolidated statement of operations.

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

Note 8: Line of Credit

Our credit facility provides for a revolving line of credit in the amount of $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $20.0 million. The credit facility also permits us to increase the revolving line of credit by up to an additional $75.0 million subject to receiving further commitments from lenders and certain other conditions. As of February 28, 2014, there were no amounts outstanding under the revolving line and $0.8 million of letters of credit.

Note 9: Common Stock Repurchases

We repurchased and retired 0.4 million shares of our common stock for $9.8 million in the three months ended February 28, 2014. The shares were repurchased as part of our Board of Directors authorized $100.0 million share repurchase program. In the three months ended February 28, 2013, we repurchased 4,783,000 shares of our common stock for $106.3 million.

Note 10: Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using the current market price of the stock or the Black-Scholes option valuation model. In addition, during the first quarter of fiscal year 2014, we granted performance-based restricted stock units that include a three-year market condition. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally 4 or 5 years for options and 3 years for restricted stock units and restricted stock awards.

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of income (in thousands):

	Three Months Ended
	February 28, 2014	February 28, 2013
Cost of maintenance and services	152	209
Sales and marketing	1,199	1,039
Product development	1,353	1,463
General and administrative	2,841	1,778
Stock-based compensation from continuing operations	5,545	4,489
Income from discontinued operations	—	417
Total stock-based compensation	$5,545	$4,906

Note 11: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the three months ended February 28, 2014 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2013	$(9,249)	$(2,410)	$(11,659)
Other comprehensive income before reclassifications, net of tax	149	225	374
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Balance, February 28, 2014	$(9,100)	$(2,185)	$(11,285)

The tax effect on accumulated unrealized losses on investments was $1.3 million and $1.4 million as of February 28, 2014 and November 30, 2013, respectively.

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

Restructuring expenses relate to employee costs, including severance, health benefits, outplacement services and transition divestiture arrangements (but excluding stock-based compensation), and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. Other costs include costs to terminate automobile leases of employees included in the workforce reduction, asset impairment charges for assets no longer deployed as part of cost reduction strategies, costs for unused software licenses as part of the workforce reduction and other costs directly associated with the restructuring actions taken.

As part of the 2013 restructuring, for the three months ended February 28, 2014, we incurred expenses totaling $0.2 million, of which the majority represents excess facilities and other costs. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income. We do not expect to incur additional material costs with respect to the 2013 restructuring.

A summary of activity for the 2013 restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2013	$569	$1,077	$1,646
Costs incurred	152	7	159
Cash disbursements	(250)	(981)	(1,231)
Translation adjustments and other	(7)	4	(3)
Balance, February 28, 2014	$464	$107	$571

Cash disbursements for expenses incurred to date under the 2013 restructuring are expected to be made through fiscal year 2017. The short-term portion of the restructuring reserve of $0.4 million is included in other accrued liabilities and the long-term portion of $0.2 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at February 28, 2014.

2012 Restructuring

In the second quarter of fiscal year 2012, our management approved, committed to and initiated certain operational restructuring initiatives to reduce annual costs, including the simplification of our organizational structure and the consolidation of facilities. In addition, as part of the strategic plan announced during fiscal year 2012, we have divested the product lines not considered core to our business. Our restructuring actions include both our cost reduction efforts and qualifying costs associated with our divestitures.

As part of the 2012 restructuring, for the three months ended February 28, 2014, we incurred minimal expenses. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income for the three months ended February 28, 2014. We do not expect to incur additional material costs with respect to the 2012 restructuring.

A summary of activity for the 2012 restructuring action during the three months ended February 28, 2014, is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2013	$615	$291	$906
Costs incurred	82	(45)	37
Cash disbursements	(192)	(175)	(367)
Translation adjustments and other	(6)	2	(4)
Balance, February 28, 2014	$499	$73	$572

Cash disbursements under the 2012 restructuring are expected to be made through fiscal year 2016. The short-term portion of the restructuring reserve of $0.5 million is included in other accrued liabilities and the long-term portion of $0.1 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at February 28, 2014.

Note 13: Income Taxes

Our income tax provision for the first quarter of fiscal year 2014 and 2013 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The research and development credit provisions in the tax code expired as of December 31, 2013 and have not been extended at this time. There is no assurance that the credit provisions will be extended during 2014.

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

	Three Months Ended
	February 28, 2014	February 28, 2013
Income from continuing operations	$11,100	$9,813
Weighted average shares outstanding	51,494	57,901
Dilutive impact from common stock equivalents	671	851
Diluted weighted average shares outstanding	52,165	58,752
Basic earnings per share from continuing operations	$0.22	$0.17
Diluted earnings per share from continuing operations	$0.21	$0.17

We excluded stock awards representing approximately 298,000 shares and 1,393,000 shares of common stock from the calculation of diluted earnings per share in the three months ended February 28, 2014 and 2013, respectively, because these awards were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are various factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: the receipt and shipment of new orders; the timely release and market acceptance of new products and/or enhancements to our existing products; the growth rates of certain market segments; the positioning of our products in those market segments; the customer demand and acceptance of any new product initiative; variations in the demand for professional services and technical support; pricing pressures and the competitive environment in the software industry; the continued uncertainty in the U.S. and international economies, which could result in fewer sales of our products and may otherwise harm our business; business and consumer use of the Internet; our ability to complete and integrate acquisitions; our ability to realize the expected benefits and anticipated synergies from acquired businesses; our ability to penetrate international markets and manage our international operations; our ability to execute on the strategic and operational initiatives we are currently undertaking, including any resulting disruption to our business, employees, customers and the manner in which we finance our operations; our ability to absorb allocated costs, primarily general and administrative, into our operations subsequent to the divestitures occurring; and those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Overview

We are a global software company that simplifies the development, deployment and management of business applications on-premise or in the cloud, on any platform or device, to any data source, with enhanced performance, minimal IT complexity and low total cost of ownership. In 2013, we introduced the Progress Pacific platform-as-a-service (PaaS) that is the foundation of a strategic plan (the "Plan") we announced in April 2012. In April 2012, we announced our intention to become a leading provider of next-generation application development and deployment capabilities in the cloud for the PaaS market by investing in our OpenEdge, DataDirect, and Corticon product lines and integrating components of those products into a single, cohesive offering.

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

In furtherance of the Plan, we began to unify the product capabilities of our core product lines with the goal of refining and enhancing our next generation, feature-rich application development and deployment solution targeting the new market category of PaaS. To that end, during fiscal year 2013, we added new functionalities to our existing products. We also completed the acquisition of Rollbase, Inc., a provider of application development software technology that allows the rapid design, development and deployment of on-demand business applications. Lastly, in July 2013, we announced the release of Progress Pacific, which provides users with the freedom to choose the development environment tools, data sources, deployment environments and devices that best fit business and user needs. It is comprised of Rollbase and DataDirect Cloud, together with assets from our OpenEdge, DataDirect and Corticon products.

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

In the first quarter of fiscal year 2014, we experienced a significant decrease in license revenue, primarily due to lower revenues related to our DataDirect and Corticon products in the North America and EMEA regions. We are in the process of making changes to our go to market sales coverage for DataDirect and Corticon and believe these changes will result in increasing our pipeline opportunities as well as our conversion to revenue. These changes may take time to impact performance.

As part of the Plan, in April 2012 our Board of Directors authorized us to repurchase $350.0 million of our common stock through fiscal year 2013, and in October 2012, under the authorization, we announced the adoption of a Rule 10b5-1 plan to repurchase up to $250.0 million of our common stock through June 30, 2013, or earlier. We completed the plan in May 2013, having repurchased 11.7 million shares for $250.0 million. In July 2013, our Board of Directors increased the authorization to $360.0 million, and we launched a new Rule 10b5-1 plan to repurchase up to $100.0 million of our common stock through December 31, 2013, or earlier. We completed this plan in October 2013, having repurchased 4.0 million shares for $100.0 million. Through November 30, 2013, we repurchased a total of 16.1 million shares for $357.9 million under the authorization.

In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program. Under this authorization, we have repurchased 0.4 million shares for $9.8 million during the first quarter of fiscal year 2014.

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

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year:

	Percentage of Total Revenue		Percentage Change
	Three Months Ended		2014 to 2013
	February 28, 2014	February 28, 2013
Revenue:
Software licenses	30%	36%	(26)%
Maintenance and services	70	64	(3)
Total revenue	100	100	(11)
Costs of revenue:
Cost of software licenses	3	3	(4)
Cost of maintenance and services	7	9	(30)
Amortization of acquired intangibles	1	—	281
Total costs of revenue	11	12	(20)
Gross profit	89	88	(10)
Operating expenses:
Sales and marketing	33	34	(14)
Product development	20	16	11
General and administrative	16	18	(20)
Amortization of acquired intangibles	—	—	(4)
Restructuring expenses	—	1	(80)
Acquisition-related expenses	1	—	100
Total operating expenses	71	69	(9)
Income from operations	18	19	(11)
Other (expense) income	—	(1)	101
Income from continuing operations before income taxes	19	18	(8)
Provision for income taxes	4	6	(46)
Income from continuing operations	15	12	13
Income (loss) from discontinued operations, net	—	25	100
Net income	15%	37%	(64)%

Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2014	February 28, 2013	As Reported	Constant Currency
Revenue	$74,538	$83,733	(11)%	(10)%

Total revenue decreased $9.2 million, or 11%, in the first quarter of fiscal year 2014 as compared to the same quarter last year. Revenue would have decreased by 10% if exchange rates had been constant in fiscal year 2014 as compared to exchange rates in fiscal year 2013. The decrease was primarily a result of a decrease in license revenue as further described below.

Changes in prices from fiscal year 2013 to 2014 did not have a significant impact on our revenue. Changes in foreign currency exchange rates did not significantly impact our reported revenues on a consolidated basis.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2014	February 28, 2013	As Reported	Constant Currency
License	$22,264	$29,907	(26)%	(25)%
As a percentage of total revenue	30%	36%

License revenue decreased $7.6 million, or 26%, in the first quarter of fiscal year 2014 as compared to the same quarter last year. The decrease in license revenue was primarily in the North America and EMEA regions, mainly as a result of lower revenues related to our DataDirect and Corticon products, and, to a lesser extent, sales of OpenEdge to direct end users.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2014	February 28, 2013	As Reported	Constant Currency
Maintenance	$50,181	$51,456	(2)%	(2)%
As a percentage of total revenue	67%	61%
Professional services	2,093	2,370	(12)%	(12)%
As a percentage of total revenue	3%	3%
Total maintenance and services revenue	$52,274	$53,826	(3)%	(2)%
As a percentage of total revenue	70%	64%

Maintenance and services revenue decreased $1.6 million in the first quarter of fiscal year 2014 as compared to the same quarter last year. Maintenance revenue decreased 2% and professional services revenue decreased 12% in the first quarter of fiscal year 2014 as compared to the first quarter of fiscal year 2013. The decrease in maintenance revenue is due to the impact of moving to a distributor model in certain markets in the Latin America region, as well as the loss of revenue from non-renewing customers more than offsetting the growth in maintenance revenue associated with new license sales, primarily in our EMEA region. Professional services revenue decreased in the first quarter of fiscal year 2014 due to the timing of professional service engagements.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2014	February 28, 2013	As Reported	Constant Currency
North America	$34,586	$39,310	(12)%	(12)%
As a percentage of total revenue	47%	47%
EMEA	$29,315	$32,548	(10)%	(12)%
As a percentage of total revenue	39%	39%
Latin America	$5,108	$6,822	(25)%	(14)%
As a percentage of total revenue	7%	8%
Asia Pacific	$5,529	$5,053	9%	21%
As a percentage of total revenue	7%	6%

Total revenue generated in North America decreased $4.7 million, and total revenue generated outside North America decreased $4.5 million, in the first quarter of fiscal year 2014 as compared to the same quarter last year. The decrease in North America was primarily related to a decrease in license revenue in the region, while the decrease in EMEA was due to lower license and maintenance revenue and the decrease in Latin America was primarily due to a decrease in maintenance revenue. Total revenue generated in markets outside North America represented 53% of total revenue in the first quarter of fiscal year 2014 and 2013. If exchange rates had remained constant in the first quarter of fiscal year 2014 as compared to the exchange rates in effect in the first quarter of fiscal year 2013, total revenue generated in markets outside North America would have been 54% of total revenue.

Cost of Software Licenses

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013	Percentage Change
Cost of software licenses	$2,007	$2,090	(4)%
As a percentage of software license revenue	9%	7%
As a percentage of total revenue	3%	3%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses decreased $0.1 million, or 4%, in the first quarter of fiscal year 2014 as compared to the same quarter last year, and increased as a percentage of software license revenue from 7% to 9%. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013	Percentage Change
Cost of maintenance and services	$5,345	$7,650	(30)%
As a percentage of maintenance and services revenue	10%	14%
As a percentage of total revenue	7%	9%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services decreased $2.3 million, or 30%, in the first quarter of fiscal year 2014 as compared to the same quarter last year, and decreased as a percentage of maintenance and services revenue from 14% to 10%. The decrease in cost of maintenance and services is primarily due to lower compensation-related costs as a result of the significant decrease in headcount in this area, in addition to the decrease as a result of lower maintenance and services revenue compared to the first quarter of fiscal year 2013.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013	Percentage Change
Amortization of acquired intangibles	$529	$139	281%
As a percentage of total revenue	1%	—%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles increased $0.4 million, or 281%, in the first quarter of fiscal year 2014 as compared to the same quarter last year. The increase was due to amortization of intangible assets acquired with the Rollbase acquisition, which was completed in the second quarter of fiscal year 2013, partially offset by decreases due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013	Percentage Change
Gross profit	$66,657	$73,854	(10)%
As a percentage of total revenue	89%	88%

Our gross profit decreased $7.2 million, or 10%, in the first quarter of fiscal year 2014 as compared to the same quarter last year, and increased as a percentage of total revenue from 88% to 89%. The dollar decrease is primarily related to the decrease in license revenue while the cost of licenses remained relatively flat period over period.

Sales and Marketing

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013	Percentage Change
Sales and marketing	$24,509	$28,642	(14)%
As a percentage of total revenue	33%	34%

Sales and marketing expenses decreased $4.1 million, or 14%, in the first quarter of fiscal year 2014 as compared to the same quarter last year, and decreased as a percentage of total revenue from 34% to 33%. The decrease was primarily due to lower compensation-related and travel costs in the sales function as a result of headcount reduction actions occurring subsequent to the first quarter of fiscal year 2013, as well as lower commissions expense due to the lower level of license revenue as compared to the first quarter of fiscal year 2013. Marketing expenses were relatively consistent between the two periods.

Product Development

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013	Percentage Change
Product development costs	$15,934	$13,622	17%
Capitalized product development costs	(821)	—	100%
Total product development expense	$15,113	$13,622	11%
As a percentage of total revenue	20%	16%

Product development expenses increased $1.5 million, or 11%, in the first quarter of fiscal year 2014 as compared to the same quarter last year, and increased as a percentage of revenue from 16% to 20%. The increase was primarily due to higher costs related to our new product development strategy, including higher expenses related to building our Progress Pacific platform. The increase was partially offset by the deferral of capitalized product development costs related to certain development of our Progress Pacific platform beginning in the fourth quarter of fiscal year 2013.

General and Administrative

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013	Percentage Change
General and administrative	$11,727	$14,666	(20)%
As a percentage of total revenue	16%	18%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased $2.9 million, or 20%, in the first quarter of fiscal year 2014 as compared to the same quarter in the prior year, and decreased as a percentage of revenue from 18% to 16%. The decrease is primarily related to lower compensation-related costs as a result of headcount reduction actions occurring subsequent to the first quarter of fiscal year 2013, as well as lower professional services costs.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013	Percentage Change
Amortization of acquired intangibles	$164	$171	(4)%
As a percentage of total revenue	—%	—%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles decreased 4% in the first quarter of fiscal year 2014 as compared to the same quarter last year. The decrease is due to the completion of amortization of certain intangible assets acquired in prior years, partially offset by the amortization of intangible assets associated with the Rollbase acquisition, which was completed during the second quarter of fiscal year 2013.

Restructuring Expenses

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013	Percentage Change
Restructuring expenses	$196	$960	(80)%
As a percentage of total revenue	—%	1%

Restructuring expenses recorded in the first quarter of fiscal year 2014 relate to the restructuring activities occurring in fiscal years 2013 and 2012. See Note 12 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013	Percentage Change
Acquisition-related expenses	$946	$—	100%
As a percentage of total revenue	1%	—%

Acquisition-related expenses increased in the first quarter of fiscal year 2014 compared to the same quarter last year due to expenses related to earn-out provisions which were part of the Rollbase acquisition completed in the second quarter of fiscal year 2013.

Income From Operations

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013	Percentage Change
Income from operations	$14,002	$15,793	(11)%
As a percentage of total revenue	18%	19%

Income from operations decreased $1.8 million, or 11%, in the first quarter of fiscal year 2014 as compared to the same quarter last year. As discussed above, the decrease was primarily the result of lower revenue, partially offset by lower operating expenses during the first quarter of fiscal year 2014 compared to the same quarter last year.

Other Income (Expense)

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013	Percentage Change
Interest income and other	$513	$531	(3)%
Foreign currency loss, net	(507)	(1,079)	53%
Total other income (expense), net	$6	$(548)	101%
As a percentage of total revenue	—%	(1)%

Other income (expense) increased $0.6 million in the first quarter of fiscal year 2014 as compared to the same quarter last year primarily due to the decrease in foreign currency losses. The change in foreign currency losses is a result of movements in exchange rates and the impact in the first quarter of fiscal year 2013 on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013	Percentage Change
Provision for income taxes	$2,908	$5,432	(46)%
As a percentage of total revenue	4%	6%

Our effective tax rate was 21% in the first quarter of fiscal year 2014 compared to 36% in the first quarter of fiscal year 2013. The decrease in the effective rate is primarily due to the recognition of $2.1 million of tax benefits in the first quarter of fiscal year 2014 associated with the expected distribution from a foreign subsidiary that will occur in the foreseeable future.

Net Income

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013	Percentage Change
Income from continuing operations	$11,100	$9,813	13%
Income (loss) from discontinued operations	—	21,305	100%
Net income	$11,100	$31,118	(64)%
As a percentage of total revenue	15%	37%

Income (loss) from discontinued operations includes the revenues and direct expenses of the product lines we divested in fiscal year 2012 and the first quarter of fiscal year 2013 and the Apama product line, which was sold in July 2013. See Note 6 of Item 1 of this Quarterly Report for additional information related to our divested product lines.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	February 28, 2014	November 30, 2013
Cash and cash equivalents	$219,356	$198,818
Short-term investments	28,693	32,622
Total cash, cash equivalents and short-term investments	$248,049	$231,440

The increase in cash, cash equivalents and short-term investments of $16.6 million from the end of fiscal year 2013 was primarily due to cash inflows from operations of $25.4 million, partially offset by repurchases of our common stock of $9.8 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of February 28, 2014, $102.7 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries.  A significant portion of this amount relates to the net undistributed earnings of our foreign subsidiaries, which are considered to be permanently reinvested; as such, they are not available to fund our domestic operations. If we were to repatriate the earnings, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

Share Repurchase Program

In April 2012, our Board of Directors authorized us to repurchase $350.0 million of our common stock through fiscal year 2013, and in October 2012, under the authorization, we announced the adoption of a Rule 10b5-1 plan to repurchase up to $250.0 million of our common stock through June 30, 2013, or earlier. We completed the plan in May 2013, having repurchased 11.7 million shares for $250.0 million. In July 2013, our Board of Directors increased the authorization to $360.0 million, and we launched a new Rule 10b5-1 plan to repurchase up to $100.0 million of our common stock through December 31, 2013, or earlier. We completed this plan in October 2013, having repurchased 4.0 million shares for $100.0 million. Through November 30, 2013, we repurchased a total of 16.1 million shares for $357.9 million under the authorization.

In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time. During the first quarter of fiscal year 2014, we repurchased 0.4 million shares of our common stock for $9.8 million.

Divestiture of Product Lines

During fiscal years 2012 and 2013, we completed divestitures of the eleven product lines which were not considered core product lines of our business: Actional, Apama, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic. The FuseSource and Shadow product lines were divested in fiscal year 2012. The remaining product lines, excluding Apama, were divested in the first quarter of fiscal year 2013. The aggregate purchase price of the divestitures completed in fiscal year 2012 and by the end of the first quarter of fiscal year 2013 was approximately $130.0 million. The Apama product line was divested in the third quarter of fiscal year 2013 for a purchase price of $44.3 million.

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

As part of the 2013 restructuring, for the three months ended February 28, 2014, we incurred expenses totaling $0.2 million, of which the majority represents excess facilities and other costs. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income. We do not expect to incur additional material costs with respect to the 2013 restructuring.

As of February 28, 2014, $0.6 million of the cumulative expenses recognized under the 2013 restructuring remains unpaid. We expect to pay the majority of the restructuring liability in the next twelve months, however, excess facilities costs will continue through fiscal year 2017.

In the second quarter of fiscal year 2012, our management approved, committed to and initiated certain operational restructuring initiatives to reduce annual costs, including the simplification of our organizational structure and the consolidation of facilities.

As part of the 2012 restructuring, we incurred minimal expenses in the first three months of fiscal year 2014. We do not expect to incur additional material costs with respect to the 2012 restructuring.

As of February 28, 2014, $0.6 million of the cumulative expenses recognized under the 2012 restructuring remains unpaid. We expect to pay the majority of the restructuring liability in the next twelve months, however, excess facilities costs will continue through fiscal year 2016.

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

The Credit Agreement contains customary affirmative and negative covenants, including a requirement to maintain a balance of at least $100.0 million in cash and cash equivalents while making restricted equity-related payments (e.g. cash dividend distributions or share repurchases of our common stock). We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of February 28, 2014, there were no amounts outstanding under the revolving line and $0.8 million of letters of credit outstanding. We are in compliance with our covenants by a significant margin.

Auction Rate Securities

In addition to the $248.0 million of cash, cash equivalents and short-term investments, we had investments with a fair value of $25.1 million related to auction rate securities (ARS). These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 10 to 29 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.

Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. As of February 28, 2014, our ARS investments totaled $28.8 million at par value. These ARS are classified as available-for-sale securities.

For each of our ARS for which the issuer is not in default, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on these methodologies, we determined that the fair value of our ARS investments is $25.1 million at February 28, 2014. The temporary impairment recorded in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $3.6 million. We will not be able to access the funds associated with our ARS investments until future auctions for these ARS are successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the condensed consolidated balance sheet at February 28, 2014.

During the fourth quarter of fiscal year 2013, the exit bankruptcy plan for an issuer of one of our ARS, which was in default and on whose behalf the underlying bond insurer was making interest payments, was approved by a federal bankruptcy judge in federal court. The exit bankruptcy plan included a settlement provision with the holders of the ARS, which were given the option to receive 80% of the par value of their holdings, but renounce their claim with the bond issuer, or receive 65% of the par value of their holdings and retain their insurance rights. We accepted the 80% settlement offer and as a result we adjusted the fair value of this ARS to the amount of the settlement as of November 30, 2013. The previously recorded unrealized loss associated with this ARS has been recorded as a realized loss in fiscal year 2013 due to the settlement, which we received in December 2013. As this investment no longer lacked short-term liquidity, it was classified as a short-term investment on our consolidated balance sheet at November 30, 2013. We received the settlement in December 2013 and the related ARS is no longer held and, accordingly, is not included in our ARS investments as of February 28, 2014.

Based on our cash, cash equivalents and short-term investments balance of $248.0 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate the lack of liquidity associated with our ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.

Cash Flows from Operating Activities

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013
Net income	$11,100	$31,118
Non-cash reconciling items included in net income	7,528	(29,726)
Changes in operating assets and liabilities	6,796	(26,451)
Net cash flows from (used in) operating activities	$25,424	$(25,059)

The increase in cash generated from operations in the first three months of fiscal year 2014 as compared to the first three months of fiscal year 2013 was primarily due to $41.7 million in payments made in the first quarter of fiscal year 2013 for income taxes related to the divestitures of the product lines discussed in Note 6, as well as an additional $4.2 million in payments related to the restructuring activities discussed in Note 12 in the first quarter of fiscal year 2013 as compared to the first quarter of fiscal year 2014. Total net tax payments made in the first three months of fiscal year 2014 were $2.6 million, compared to $47.3 million in the first three months of fiscal year 2013.

Our gross accounts receivable as of February 28, 2014 decreased by $8.2 million from the end of fiscal year 2013, which is primarily due to the decrease in license revenue during the first quarter of fiscal year 2014 compared to the prior quarter. Days sales outstanding (DSO) in accounts receivable was 71 days, up from 66 days at the end of fiscal year 2013. The increase in DSO was due to the timing of billings during the first quarter of fiscal year 2014 compared to the prior quarter. We target a DSO range of 60 to 75 days.

Cash Flows from Investing Activities

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013
Net investment activity	$3,700	$10,885
Purchases of property and equipment	(5,697)	(898)
Capitalized software development costs	(821)	—
Proceeds from divestitures, net	3,300	73,381
Other investing activities	(108)	(53)
Net cash flows from investing activities	$374	$83,315

Net cash inflows and outflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities which are classified as cash equivalents or short-term securities. In addition, we purchased $5.7 million of property and equipment in the first three months of fiscal year 2014, including a $4.5 million investment in licensed software for use in our Pacific mobility platform, as compared to $0.9 million in the first three months of fiscal year 2013. We also received $3.3 million in the first quarter of fiscal year 2014 from an escrow release related to the divestitures discussed in Note 6, as compared to $73.4 million of proceeds related to the sale of divested product lines in the first quarter of fiscal year 2013, which was the primary reason for the decrease in net cash inflows from investing activities period over period.

Cash Flows from Financing Activities

	Three Months Ended
(In thousands)	February 28, 2014	February 28, 2013
Proceeds from stock-based compensation plans	$3,890	$29,233
Repurchases of common stock	(9,789)	(109,302)
Other financing activities	147	77
Net cash flows used in financing activities	$(5,752)	$(79,992)

We received $3.9 million in the first three months of fiscal year 2014 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $29.2 million in the first three months of fiscal year 2013. In addition, in the first three months of fiscal year 2014, we repurchased $9.8 million of our common stock under our share repurchase plan compared to $109.3 million in the same period of the prior year.

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

Revenue Backlog

(In thousands)	February 28, 2014	February 28, 2013
Deferred revenue, primarily related to unexpired maintenance and support contracts (1)	$107,227	$118,734
Multi-year licensing arrangements (2)	10,706	18,933
Open software license orders received but not shipped (2)	—	4,015
Total revenue backlog	$117,933	$141,682

(1)
Deferred revenue as of February 28, 2013 included the deferred revenue of the Apama product line, which we sold in the third quarter of fiscal year 2013, and $1.9 million of contractual maintenance which had not been invoiced or included on our balance sheet. The contractual maintenance which has not been invoiced relates to a customer who changed its invoicing schedule.

(2)	Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
We typically fulfill most of our software license orders within 30 days of acceptance of a purchase order. Assuming all other revenue recognition criteria have been met, we recognize software license revenue upon shipment of the product, or if delivered electronically, when the customer has the right to access the software. Because there are many elements governing when revenue is recognized, including when orders are shipped, credit approval obtained, completion of internal control processes over revenue recognition and other factors, management has some control in determining the period in which certain revenue is recognized. We had in the past and may have in the future open software license orders which have not shipped or have otherwise not met all the required criteria for revenue recognition. Beginning in the second quarter of 2013, we changed our processes such that the amount of open software license orders received but not shipped at the end of the quarter was reduced to $0 at the end of the second, third, and fourth quarters of fiscal year 2013 and the first quarter of fiscal year 2014. We expect this will continue in future periods and we generally do not believe that the amount, if any, of such software license orders at the end of a particular reporting period is a reliable indicator of future performance. In addition, there is no industry standard for the definition of backlog and there may be an element of estimation in determining the amount. As such, direct comparisons with other companies may be difficult or potentially misleading.

Legal and Other Regulatory Matters

See discussion regarding legal and other regulatory matters in Part II, Item 1. Legal Proceedings.

Off-Balance Sheet Arrangements

Our only significant off-balance sheet commitments relate to operating lease obligations. Future annual minimum rental lease payments are detailed in Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013. We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal year 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2013 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013 for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the first quarter of fiscal year 2014 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (2)
December 2013	—	$—	—	$2,145
January 2014	210	23.96	210	94,973
February 2014	199	23.85	199	90,211
Total	409	$23.91	409	$90,211

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

(2)
In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program. Under this authorization, we have repurchased 0.4 million shares for $9.8 million during the first quarter of fiscal year 2014.

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

101***
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 28, 2014 and November 30, 2013; (ii) Condensed Consolidated Statements of Income for the three months ended February 28, 2014 and February 28, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 28, 2014 and February 28, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2014 and February 28, 2013; and (v) Notes to Condensed Consolidated Financial Statements.

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

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	April 9, 2014	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 9, 2014	/s/ CHRIS E. PERKINS
Chris E. Perkins
Senior Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Dated:	April 9, 2014	/s/ PAUL A. JALBERT
Paul A. Jalbert
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)