Form 10-Q
period 2014-05-31
PROGRESS SOFTWARE CORP /MA
filed 2014-07-08
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014

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
Yes  ☐ No  ☒
As of June 27, 2014, there were 50,659,561 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE SIX MONTHS ENDED MAY 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	May 31, 2014	November 30, 2013
Assets
Current assets:
Cash and cash equivalents	$201,971	$198,818
Short-term investments	24,605	32,622
Total cash, cash equivalents and short-term investments	226,576	231,440
Accounts receivable (less allowances of $2,690 and $3,153, respectively)	58,023	66,784
Other current assets	25,116	30,716
Deferred tax assets	11,392	8,871
Total current assets	321,107	337,811
Property and equipment, net	59,865	57,030
Intangible assets, net	16,090	9,950
Goodwill	230,681	224,286
Deferred tax assets	17,387	20,386
Investments in auction rate securities	25,056	24,761
Other assets	3,163	7,963
Total assets	$673,349	$682,187
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	8,906	9,560
Accrued compensation and related taxes	16,135	26,697
Income taxes payable	3,195	2,584
Other accrued liabilities	23,510	29,345
Short-term deferred revenue	98,413	96,393
Total current liabilities	150,159	164,579
Long-term deferred revenue	2,533	1,144
Deferred tax liabilities	355	340
Other noncurrent liabilities	1,776	2,470
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 50,649,989 shares in 2014 and 51,512,595 shares in 2013	200,003	205,307
Retained earnings, including accumulated other comprehensive loss of $10,414 in 2014 and $11,659 in 2013	318,523	308,347
Total shareholders’ equity	518,526	513,654
Total liabilities and shareholders’ equity	$673,349	$682,187
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Revenue:
Software licenses	$27,988	$29,347	$50,252	$59,254
Maintenance and services	52,839	52,358	105,113	106,184
Total revenue	80,827	81,705	155,365	165,438
Costs of revenue:
Cost of software licenses	1,139	1,356	3,146	3,446
Cost of maintenance and services	5,709	6,990	11,054	14,640
Amortization of acquired intangibles	530	143	1,059	282
Total costs of revenue	7,378	8,489	15,259	18,368
Gross profit	73,449	73,216	140,106	147,070
Operating expenses:
Sales and marketing	24,359	25,890	48,868	54,532
Product development	15,480	14,671	30,593	28,293
General and administrative	11,428	14,064	23,155	28,730
Amortization of acquired intangibles	148	167	312	338
Restructuring expenses	124	2,766	320	3,726
Acquisition-related expenses	1,630	1,272	2,576	1,272
Total operating expenses	53,169	58,830	105,824	116,891
Income from operations	20,280	14,386	34,282	30,179
Other income (expense):
Interest income and other	596	244	1,109	775
Foreign currency loss, net	(725)	(536)	(1,232)	(1,615)
Total other income (expense), net	(129)	(292)	(123)	(840)
Income from continuing operations before income taxes	20,151	14,094	34,159	29,339
Provision for income taxes	7,352	5,952	10,260	11,384
Income from continuing operations	12,799	8,142	23,899	17,955
Income (loss) from discontinued operations, net	—	(4,232)	—	17,073
Net income	$12,799	$3,910	$23,899	$35,028
Earnings per share:
Basic:
Continuing operations	$0.25	$0.15	$0.47	$0.32
Discontinued operations	—	(0.08)	—	0.30
Net income per share	$0.25	$0.07	$0.47	$0.62
Diluted:
Continuing operations	$0.25	$0.15	$0.46	$0.31
Discontinued operations	—	(0.08)	—	0.30
Net income per share	$0.25	$0.07	$0.46	$0.61
Weighted average shares outstanding:
Basic	51,049	54,919	51,271	56,410
Diluted	51,673	55,736	51,919	57,244
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net income	$12,799	$3,910	$23,899	$35,028
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	989	(2,017)	1,138	(2,462)
Unrealized (losses) gains on investments, net of tax of $28 and $159 for the second quarter and first six months of 2014, and $3 and $51 for the second quarter and first six months of 2013, respectively	(118)	5	107	87
Total other comprehensive income (loss), net of tax	871	(2,012)	1,245	(2,375)
Comprehensive income	$13,670	$1,898	$25,144	$32,653

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013
Cash flows from operating activities:
Net income	$23,899	$35,028
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	4,887	5,567
Amortization of acquired intangibles and other	2,160	1,910
Stock-based compensation	11,254	10,787
Loss on disposal of property	33	—
Gain on dispositions	—	(35,106)
Asset impairment	—	111
Deferred income taxes	466	(750)
Tax deficiency from stock plans	(172)	(806)
Excess tax benefit from stock plans	(160)	(721)
Allowances for accounts receivable	208	(35)
Changes in operating assets and liabilities:
Accounts receivable	8,914	21,410
Other assets	6,815	(4,930)
Accounts payable and accrued liabilities	(19,061)	(23,298)
Income taxes payable and uncertain tax positions	410	(22,534)
Deferred revenue	2,887	1,949
Net cash flows from (used in) operating activities	42,540	(11,418)
Cash flows from investing activities:
Purchases of investments	(1,900)	—
Sales and maturities of investments	9,435	15,210
Redemptions and sales of auction rate securities	—	25
Purchases of property and equipment	(6,099)	(2,386)
Capitalized software development costs	(1,938)	—
Payments for acquisitions, net of cash acquired	(12,493)	(9,450)
Proceeds from divestitures, net	3,300	73,381
Increase in other noncurrent assets	104	172
Net cash flows (used in) from investing activities	(9,591)	76,952
Cash flows from financing activities:
Proceeds from stock-based compensation plans	6,904	32,443
Purchases of common stock related to withholding taxes from the issuance of restricted stock units	(3,141)	(1,915)
Repurchases of common stock	(34,999)	(176,537)
Excess tax benefit from stock plans	160	721
Payment of contingent consideration	(210)	—
Net cash flows used in financing activities	(31,286)	(145,288)
Effect of exchange rate changes on cash	1,490	(3,651)
Net increase (decrease) in cash and cash equivalents	3,153	(83,405)
Cash and cash equivalents, beginning of period	198,818	301,792
Cash and cash equivalents, end of period	$201,971	$218,387

Condensed Consolidated Statements of Cash Flows, continued

	Six Months Ended
	May 31, 2014	May 31, 2013
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $153 in 2014 and $1,812 in 2013	$3,831	$52,266
Non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$10,494	$7,592
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

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.
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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at May 31, 2014 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$127,279	$—	$—	$127,279
Money market funds	74,692	—	—	74,692
State and municipal bond obligations	24,470	135	—	24,605
Auction rate securities – municipal bonds	25,250	—	(3,063)	22,187
Auction rate securities – student loans	3,500	—	(631)	2,869
Total	$255,191	$135	$(3,694)	$251,632

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2013 is as follows (in thousands):

	Amortized Cost Basis	Realized Losses	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$144,305	$—	$—	$—	$144,305
Money market funds	54,513	—	—	—	54,513
State and municipal bond obligations	30,938	—	164	—	31,102
Auction rate securities – municipal bonds	27,150	(380)	—	(3,317)	23,453
Auction rate securities – student loans	3,500	—	—	(672)	2,828
Total	$260,406	$(380)	$164	$(3,989)	$256,201

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	May 31, 2014			November 30, 2013
	Cash and Equivalents	Short-Term Investments	Long-Term Investments	Cash and Equivalents	Short-Term Investments	Long-Term Investments
Cash	$127,279	$—	$—	$144,305	$—	$—
Money market funds	74,692	—	—	54,513	—	—
State and municipal bond obligations	—	24,605	—	—	31,102	—
Auction rate securities – municipal bonds	—	—	22,187	—	1,520	21,933
Auction rate securities – student loans	—	—	2,869	—	—	2,828
Total	$201,971	$24,605	$25,056	$198,818	$32,622	$24,761

For each of our auction rate securities (ARS) for which the issuer is not in default, we evaluated the risks related to the structure, collateral and liquidity of the investment and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments is $25.1 million and $24.8 million at May 31, 2014 and November 30, 2013, respectively. The temporary impairment recorded in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $3.7 million and $4.0 million at May 31, 2014 and November 30, 2013, respectively. We will not be able to access the funds associated with our ARS investments until future auctions for these ARS are successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the condensed consolidated balance sheets at May 31, 2014 and November 30, 2013.

During the fourth quarter of fiscal year 2013, the exit bankruptcy plan for an issuer of one of our ARS, which was in default and on whose behalf the underlying bond insurer was making interest payments, was approved by a federal bankruptcy judge in federal court. The exit bankruptcy plan included a settlement provision with the holders of the ARS, which were given the option to receive 80% of the par value of their holdings, but renounce their claim with the bond issuer, or receive 65% of the par value of their holdings and retain their insurance rights. We accepted the 80% settlement offer and as a result we adjusted the fair value of this ARS to the amount of the settlement as of November 30, 2013. The previously recorded unrealized loss associated with this ARS has been recorded as a realized loss in fiscal year 2013 due to the settlement. As this investment no longer lacked short-term liquidity, it was classified as a short-term investment on our consolidated balance sheet at November 30, 2013. We received the settlement in December 2013 and the related ARS is no longer held and, accordingly, is not included in our ARS investments as of May 31, 2014.

Based on our cash, cash equivalents and short-term investments balance of $226.6 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate that the lack of liquidity associated with our ARS will adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment of these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an other-than-temporary impairment charge to earnings.

The fair value of debt securities by contractual maturity is as follows (in thousands):

	May 31, 2014	November 30, 2013
Due in one year or less (1)	$39,943	$42,198
Due after one year (2)	9,718	15,185
Total	$49,661	$57,383

(1)
Includes ARS which are tendered for interest-rate setting purposes periodically throughout the year. Beginning in February 2008, auctions for these securities began to fail, and therefore these investments currently lack short-term liquidity. The remaining contractual maturities of these securities range from 10 to 29 years.

(2)	Includes state and municipal bond obligations, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

Investments with continuous unrealized losses and their related fair values are as follows at May 31, 2014 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities – municipal bonds	$—	$—	$22,187	$(3,063)	$22,187	$(3,063)
Auction rate securities – student loans	—	—	2,869	(631)	2,869	(631)
Total	$—	$—	$25,056	$(3,694)	$25,056	$(3,694)

Investments with continuous unrealized losses and their related fair values are as follows at November 30, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities – municipal bonds	$—	$—	$21,933	$(3,317)	$21,933	$(3,317)
Auction rate securities – student loans	—	—	2,828	(672)	2,828	(672)
Total	$—	$—	$24,761	$(3,989)	$24,761	$(3,989)

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets or other current liabilities on the condensed consolidated balance sheets at the end of each reporting period and expire within 90 days. In the three and six months ended May 31, 2014, realized and unrealized losses of $(0.8) million and $(1.1) million, respectively, from our forward contracts were recognized in other income (expense) in the condensed consolidated statements of income. In the three and six months ended May 31, 2013, realized and unrealized gains (losses) of $0.6 million, and $(0.5) million, respectively, from our forward contracts were recognized in other income (expense) in the condensed consolidated statements of income. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	May 31, 2014		November 30, 2013
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$24,324	$(42)	$26,016	$79
Forward contracts to purchase U.S. dollars	10,747	(110)	22,483	92
Total	$35,071	$(152)	$48,499	$171

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at May 31, 2014 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$74,692	$74,692	$—	$—
State and municipal bond obligations	24,605	—	24,605	—
Auction rate securities – municipal bonds	22,187	—	—	22,187
Auction rate securities – student loans	2,869	—	—	2,869
Foreign exchange derivatives	(152)	—	(152)	—
Liabilities
Contingent consideration	$(1,649)	$—	$—	$(1,649)

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

The following table provides additional quantitative information about the unobservable inputs used in our Level 3 asset valuations as of May 31, 2014:

	Valuation Technique	Unobservable Input	Range (Weighted Average)
Auction rate securities	Discounted cash flow	Probability of earning the maximum rate until maturity	0.2% - 12.1% (2.1%)
		Probability of principal return prior to maturity	74.9% - 94.4% (86.2%)
		Probability of default	4.4% - 24.9% (11.7%)
		Liquidity risk premium	3.5%
		Recovery rate in default	50.0% - 70.0% (56.5%)

Significant increases or decreases in the underlying assumptions used to value the ARS could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheets.

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Balance, beginning of period	$25,110	$26,442	$24,761	$26,321
Redemptions and sales	—	—	—	(25)
Unrealized (losses) gains included in accumulated other comprehensive loss	(54)	58	295	204
Balance, end of period	$25,056	$26,500	$25,056	$26,500

We have also classified contingent consideration related to the Rollbase, Inc. (Rollbase) and Modulus LLC (Modulus) acquisitions, which occurred in the second quarter of fiscal years 2013 and 2014, respectively, within Level 3 of the fair value hierarchy because the fair values are derived using significant unobservable inputs, which include discount rates and probability-weighted cash flows. We determined the fair value of our contingent consideration obligations based on a probability-weighted income approach derived from probability assessments of the attainment of certain milestones. We establish discount rates to be utilized in our valuation models based on the cost to borrow that would be required by a market participant for similar instruments. In determining the probability of attaining certain milestones, we utilize data regarding similar milestone events from our own experience. On a quarterly basis, we reassess the probability factors associated with the milestones for our contingent consideration obligations. Significant judgment is employed in determining the appropriateness of these key assumptions as of the acquisition date and for each subsequent period.

The key assumptions as of May 31, 2014 related to the contingent consideration for the acquisition of Rollbase used in the model are probabilities in excess of 95% that the milestones associated with the contingent consideration will be achieved and a discount rate of 4.8%. The key assumptions as of May 31, 2014 related to the contingent consideration for the acquisition of Modulus used in the model are probabilities in excess of 75% that the milestones associated with the contingent consideration will be achieved and a discount rate of 33.0%. A decrease in the probabilities of achievement could result in a decrease to the estimated fair value of the contingent consideration liabilities.

The following table reflects the activity for our liabilities measured at fair value using Level 3 inputs for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Balance, beginning of period	$393	$—	$388	$—
Incurrence of contingent purchase price liability	1,450	379	1,450	379
Payments of contingent consideration	(210)	—	(210)	—
Changes in fair value included in operating expenses	16	—	21	—
Balance, end of period	$1,649	$379	$1,649	$379

We did not have any nonrecurring fair value measurements as of May 31, 2014 and November 30, 2013.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	May 31, 2014			November 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$52,079	$(37,733)	$14,346	$44,793	$(36,712)	$8,081
Customer-related and other	19,733	(17,989)	1,744	19,543	(17,674)	1,869
Total	$71,812	$(55,722)	$16,090	$64,336	$(54,386)	$9,950

As a result of the Modulus acquisition in May 2014 (Note 7), we recorded $7.3 million of purchased technology and $0.2 million of the trade name as intangible assets during the six months ended May 31, 2014. These intangibles have a weighted average useful life of 7 years.

In the three and six months ended May 31, 2014, amortization expense related to intangible assets was $0.7 million and $1.4 million, respectively. In the three and six months ended May 31, 2013, amortization expense related to intangible assets was $0.3 million and $0.6 million, respectively.

Future amortization expense for intangible assets as of May 31, 2014, is as follows (in thousands):

Remainder of 2014	$1,851
2015	3,482
2016	2,979
2017	2,979
2018	2,162
Thereafter	2,637
Total	$16,090

Goodwill

Changes in the carrying amount of goodwill in the six months ended May 31, 2014, are as follows (in thousands):

Balance, November 30, 2013	$224,286
Additions	6,433
Translation adjustments	(38)
Balance, May 31, 2014	$230,681

The addition to goodwill during fiscal year 2014 is related to the acquisition of Modulus in May 2014 (Note 7).

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

The components included in discontinued operations on the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Revenue	$—	$4,431	$—	$15,606
Income (loss) before income taxes	—	(4,802)	—	(3,117)
Income tax (benefit) provision	—	(570)	—	(433)
Gain on sale, net of tax	—	—	—	19,757
Income (loss) from discontinued operations, net	$—	$(4,232)	$—	$17,073

Note 7: Business Combinations

Modulus Acquisition

On May 13, 2014, we acquired 100% of the membership interests in Modulus LLC (Modulus), a privately held platform-as-a-service (PaaS) provider based in Cincinnati, Ohio, for $15.0 million. The purchase consideration consisted of $12.5 million in cash paid and $2.5 million of contingent consideration, expected to be paid out over a two year period, if earned. The fair value of the contingent consideration was estimated to be $1.5 million at the date of acquisition; as such, the fair value of the purchase consideration allocated to the assets acquired totaled $14.0 million. Modulus provides a PaaS for easily hosting, deploying, scaling and monitoring data-intensive, real-time applications using powerful, rapidly growing Node.js and MongoDB technologies. The purpose of the acquisition is to capitalize on the expected market growth of the core technologies that Modulus supports and drive new revenue through the Pacific platform. The acquisition was accounted for as a business combination, and accordingly, the results of operations of Modulus are included in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

The preliminary allocation of the purchase price is as follows (in thousands):

	Total	Life
Net working capital	$7
Acquired intangible assets	7,320	7 Years
Trade name	190	7 Years
Goodwill	6,433
Net assets acquired	$13,950

The purchase consideration includes contingent earn-out provisions payable by the Company based on the achievement of certain milestones. The Company determined the fair value of the contingent consideration obligations by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that the milestones will be achieved. The probability-weighted earn-out payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. During the quarter ended May 31, 2014, the change in the fair value of the contingent consideration payable was immaterial.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $6.4 million of goodwill. The goodwill is deductible for tax purposes; as such, our basis in the tax goodwill and other acquired intangible assets will be amortized over a 15 year period.

The preliminary fair value estimates of the acquired assets are based upon preliminary calculations and valuations and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The area of the preliminary estimates that is not yet finalized relates to identifiable intangible assets.

We incurred approximately $0.2 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations for the three and six months ended May 31, 2014. We have not disclosed the amount of revenues and earnings of Modulus since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

Rollbase Acquisition

On May 24, 2013, we acquired 100% of the equity interests in Rollbase, Inc. (Rollbase), a privately held software vendor based in Saratoga, California, for $9.9 million. The purchase consideration consisted of $9.5 million in cash paid and $0.4 million of contingent consideration, expected to be paid out over a two year period, if earned. The fair value of the contingent consideration was estimated to be $0.4 million at the date of acquisition. Rollbase provides application development software technology that allows the rapid design, development and deployment of on-demand business applications. The purpose of the acquisition was to further our strategic plan in which we intend to become a leading provider of a next-generation, context-aware application development and deployment platform in the cloud for the platform-as-a-service (PaaS) market. The acquisition was accounted for as a business combination, and accordingly, the results of operations of Rollbase are included in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

The allocation of the purchase price is as follows (in thousands):

	Total	Life
Cash	$50
Acquired intangible assets	7,960	1 to 5 years
Goodwill	4,798
Deferred taxes	(2,921)
Accounts payable and other liabilities	(8)
Net assets acquired	$9,879

The stock purchase agreement included contingent earn-out provisions requiring us to make payments to former Rollbase owners now employed by the Company. We concluded that the earn-out provisions for the individuals now employed by the Company, which total approximately $5.3 million, are compensation arrangements and we have been accruing the maximum payouts ratably over the two year performance period, as we believe it is probable that the criteria will be met. During the second quarter of fiscal year 2014, we paid the former Rollbase owners the contingent consideration related to milestones reached as of the one year anniversary of the acquisition closing date. We have incurred $1.2 million and $2.1 million of expense related to the contingent earn-out provisions for the three and six months ended May 31, 2014, respectively. This amount is recorded as acquisition-related expense in our consolidated statement of operations.

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

Note 8: Line of Credit

Our credit facility provides for a revolving line of credit in the amount of $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $20.0 million. The credit facility also permits us to increase the revolving line of credit by up to an additional $75.0 million subject to receiving further commitments from lenders and certain other conditions. As of May 31, 2014, there were no amounts outstanding under the revolving line and $0.8 million of letters of credit.

Note 9: Common Stock Repurchases

We repurchased and retired 1.6 million shares of our common stock for $35.0 million in the six months ended May 31, 2014. The shares were repurchased as part of our Board of Directors authorized $100.0 million share repurchase program. In the six months ended May 31, 2013, we repurchased 7,613,000 shares of our common stock for $169.5 million.

Note 10: Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using the current market price of the stock or the Black-Scholes option valuation model. In addition, during the first quarter of fiscal year 2014, we granted performance-based restricted stock units that include a three-year market condition. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally 4 or 5 years for options and 3 years for restricted stock units. We recognize stock-based compensation expense related to performance stock units and our employee stock purchase plan using an accelerated attribution method.

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Cost of maintenance and services	$146	$158	$298	$367
Sales and marketing	991	881	2,190	1,920
Product development	1,425	1,225	2,778	2,688
General and administrative	3,147	2,717	5,988	4,495
Stock-based compensation from continuing operations	5,709	4,981	11,254	9,470
Income from discontinued operations	—	900	—	1,317
Total stock-based compensation	$5,709	$5,881	$11,254	$10,787

Note 11: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the six months ended May 31, 2014 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2013	$(9,249)	$(2,410)	$(11,659)
Other comprehensive income before reclassifications, net of tax	1,138	107	1,245
Balance, May 31, 2014	$(8,111)	$(2,303)	$(10,414)

The tax effect on accumulated unrealized losses on investments was $1.3 million and $1.4 million as of May 31, 2014 and November 30, 2013, respectively.

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

As part of the 2013 restructuring, for the three and six months ended May 31, 2014, we incurred minimal expenses. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income. We do not expect to incur additional material costs with respect to the 2013 restructuring.

A summary of activity for the 2013 restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2013	$569	$1,077	$1,646
Costs incurred	169	32	201
Cash disbursements	(401)	(1,107)	(1,508)
Translation adjustments and other	5	3	8
Balance, May 31, 2014	$342	$5	$347

Cash disbursements for expenses incurred to date under the 2013 restructuring are expected to be made through fiscal year 2017. The short-term portion of the restructuring reserve of $0.1 million is included in other accrued liabilities and the long-term portion of $0.2 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at May 31, 2014.

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

As part of the 2012 restructuring, for the three and six months ended May 31, 2014, we incurred minimal expenses. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income. We do not expect to incur additional material costs with respect to the 2012 restructuring.

A summary of activity for the 2012 restructuring action during the six months ended May 31, 2014, is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2013	$615	$291	$906
Costs incurred	140	(21)	119
Cash disbursements	(353)	(272)	(625)
Translation adjustments and other	(5)	2	(3)
Balance, May 31, 2014	$397	$—	$397

Cash disbursements under the 2012 restructuring are expected to be made through fiscal year 2016. The short-term portion of the restructuring reserve of $0.3 million is included in other accrued liabilities and the long-term portion of $0.1 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at May 31, 2014.

Note 13: Income Taxes

Our income tax provision for the second quarter of fiscal year 2014 and 2013 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

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

	Three Months Ended		Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Income from continuing operations	$12,799	$8,142	$23,899	$17,955
Weighted average shares outstanding	51,049	54,919	51,271	56,410
Dilutive impact from common stock equivalents	624	817	648	834
Diluted weighted average shares outstanding	51,673	55,736	51,919	57,244
Basic earnings per share from continuing operations	$0.25	$0.15	$0.47	$0.32
Diluted earnings per share from continuing operations	$0.25	$0.15	$0.46	$0.31

We excluded stock awards representing approximately 501,000 shares and 399,000 shares of common stock from the calculation of diluted earnings per share in the three and six months ended May 31, 2014, respectively, because these awards were anti-dilutive. In the three and six months ended May 31, 2013, we excluded stock awards representing 775,000 shares and 1,084,000 shares of common stock, respectively, from the calculation of diluted earnings per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are various factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: market acceptance of Progress’s strategy and product development initiatives; pricing pressures and the competitive environment in the software industry and Platform-as-a-Service market; Progress's ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy; Progress's ability to make acquisitions and to realize the expected benefits and anticipated synergies from such acquisitions; the continuing uncertainty in the U.S. and international economies, which could result in fewer sales of Progress's products and may otherwise harm Progress's business; business and consumer use of the Internet and the continuing adoption of Cloud technologies; the receipt and shipment of new orders; Progress's ability to expand its relationships with channel partners and to manage the interaction of channel partners with its direct sales force; the timely release of enhancements to Progress's products and customer acceptance of new products; the positioning of Progress's products in its existing and new markets; variations in the demand for professional services and technical support; Progress's ability to penetrate international markets and manage its international operations; changes in exchange rates; and those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

During fiscal years 2012 and 2013, we completed divestitures of the eleven product lines which were not considered core product lines of our business: Actional, Apama, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic. The FuseSource and Shadow product lines were divested in fiscal year 2012. The remaining product lines, excluding Apama, were divested in the first quarter of fiscal year 2013. The divestitures were part of our strategic plan announced during fiscal year 2012. The aggregate purchase price for these product lines, excluding Apama, was approximately $130.0 million. The Apama product line was divested in the third quarter of fiscal year 2013 for a purchase price of $44.3 million. Our operating performance was adversely impacted by temporarily higher expense levels and restructuring costs as we transitioned away from the product lines we divested.

In furtherance of the Plan, we began to unify the product capabilities of our core product lines with the goal of refining and enhancing our next generation, feature-rich application development and deployment solution targeting the new market category of PaaS. To that end, during fiscal year 2013, we added new functionalities to our existing products. We also completed the acquisition of Rollbase, Inc. (Rollbase), a provider of application development software technology that allows the rapid design, development and deployment of on-demand business applications. In addition, in July 2013, we announced the release of Progress Pacific, which provides users with the freedom to choose the development environment tools, data sources, deployment environments and devices that best fit business and user needs. It is comprised of Rollbase and DataDirect Cloud, together with assets from our OpenEdge, DataDirect and Corticon products.

In fiscal year 2014, we have continued to invest in our existing product lines and also announced the release of Easyl, our latest product offering included in our Pacific platform, which is a data analysis tool that dramatically simplifies the process of accessing, blending, and reporting on your organizational data. We also acquired Modulus LLC (Modulus), a PaaS provider offering a platform for easily hosting, deploying, scaling and monitoring data-intensive, real-time applications using powerful, rapidly growing Node.js and MongoDB technologies. We plan to capitalize on the expected market growth of the core technologies that Modulus supports and drive new revenue through the Pacific platform.

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

In the first quarter of fiscal year 2014, we experienced a significant decrease in license revenue, primarily due to lower revenues related to our DataDirect and Corticon products in the North America and EMEA regions. We have made changes to our go to market sales coverage for DataDirect and Corticon and believe these changes will result in increasing our pipeline opportunities as well as our conversion to revenue. These changes may take time to impact performance, but we saw improvements during our second quarter of fiscal year 2014.

In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program. Under this authorization, we have repurchased 1.6 million shares for $35.0 million during the first six months of fiscal year 2014.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations.

We have evaluated, and expect to continue to evaluate, possible acquisitions and other strategic transactions designed to expand our business and/or add complementary products and technologies to our existing product sets. As a result, our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions.

We believe that existing cash balances, together with funds generated from operations and amounts available under our revolving credit line will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year (due to rounding, totals may not equal the sum of the line items in the table below):

	Percentage of Total Revenue				Percentage Change
	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Revenue:
Software licenses	35%	36%	32%	36%	(5)%	(15)%
Maintenance and services	65	64	68	64	1	(1)
Total revenue	100	100	100	100	(1)	(6)
Costs of revenue:
Cost of software licenses	1	2	2	2	(16)	(9)
Cost of maintenance and services	7	9	7	9	(18)	(24)
Amortization of acquired intangibles	1	—	1	—	271	276
Total costs of revenue	9	11	10	11	(13)	(17)
Gross profit	91	89	90	89	—	(5)
Operating expenses:
Sales and marketing	30	32	31	33	(6)	(10)
Product development	19	18	20	17	6	8
General and administrative	14	17	15	17	(19)	(19)
Amortization of acquired intangibles	—	—	—	—	(11)	(8)
Restructuring expenses	—	3	—	2	(96)	(91)
Acquisition-related expenses	2	2	2	1	28	103
Total operating expenses	66	72	68	70	(10)	(9)
Income from operations	25	17	22	19	41	14
Other (expense) income	—	—	—	(1)	56	85
Income from continuing operations before income taxes	25	17	22	18	43	16
Provision for income taxes	9	7	7	7	24	(10)
Income from continuing operations	16	10	15	11	57	33
Income (loss) from discontinued operations, net	—	(5)	—	10	100	(100)
Net income	16%	5%	15%	21%	227%	(32)%

Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2014	May 31, 2013	As Reported	Constant Currency
Revenue	$80,827	$81,705	(1)%	(2)%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2014	May 31, 2013	As Reported	Constant Currency
Revenue	$155,365	$165,438	(6)%	(6)%

Total revenue decreased $0.9 million, or 1%, in the second quarter of fiscal year 2014 as compared to the same quarter last year. Revenue would have decreased by 2% if exchange rates had been constant in fiscal year 2014 as compared to exchange rates in fiscal year 2013. In addition, total revenue decreased $10.1 million, or 6% on a constant currency basis and using actual exchange rates, in the first six months of fiscal year 2014 as compared to the same period last year. The decrease was primarily a result of a decrease in license revenue as further described below.

Changes in prices from fiscal year 2013 to 2014 did not have a significant impact on our revenue. Changes in foreign currency exchange rates did not significantly impact our reported revenues on a consolidated basis.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2014	May 31, 2013	As Reported	Constant Currency
License	$27,988	$29,347	(5)%	(6)%
As a percentage of total revenue	35%	36%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2014	May 31, 2013	As Reported	Constant Currency
License	$50,252	$59,254	(15)%	(15)%
As a percentage of total revenue	32%	36%

License revenue decreased $1.4 million, or 5%, in the second quarter of fiscal year 2014 as compared to the same quarter last year, and decreased $9.0 million, or 15%, in the first six months of fiscal year 2014 as compared to the same period last year. The decrease in license revenue in the second quarter of fiscal year 2014 as compared to the same quarter last year was primarily in the North America region, mainly as a result of lower revenues related to sales of our DataDirect products. The decrease in license revenue in the first six months of fiscal year 2014 as compared to the same period last year was primarily in the North America and EMEA regions, mainly as a result of lower revenues related to our DataDirect product and lower revenues related to sales of our OpenEdge products, primarily to direct end users.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2014	May 31, 2013	As Reported	Constant Currency
Maintenance	$50,305	$50,419	—%	(2)%
As a percentage of total revenue	62%	62%
Professional services	2,534	1,939	31%	25%
As a percentage of total revenue	3%	2%
Total maintenance and services revenue	$52,839	$52,358	1%	(1)%
As a percentage of total revenue	65%	64%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2014	May 31, 2013	As Reported	Constant Currency
Maintenance	$100,485	$101,875	(1)%	(2)%
As a percentage of total revenue	65%	62%
Professional services	4,628	4,309	7%	3%
As a percentage of total revenue	3%	2%
Total maintenance and services revenue	$105,113	$106,184	(1)%	(2)%
As a percentage of total revenue	68%	64%

Maintenance and services revenue increased $0.5 million, or 1%, in the second quarter of fiscal year 2014 as compared to the same quarter last year. Maintenance revenue remained flat in the second quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2013, while professional services revenue increased 31% due to the timing of professional services engagements.

Maintenance and services revenue decreased $1.1 million, or 1%, in the first six months of fiscal year 2014 as compared to the same period last year. Maintenance revenue decreased 1% and professional services revenue increased 7% compared to the prior year. The decrease in maintenance revenue is due to the impact of moving to a distributor model in certain markets in the Latin America region, as well as the loss of revenue from non-renewing customers, primarily in our EMEA region, more than offsetting the growth in maintenance revenue associated with new license sales. Professional services revenue increased in the first six months of fiscal year 2014 due to the timing of professional services engagements.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2014	May 31, 2013	As Reported	Constant Currency
North America	$36,827	$37,540	(2)%	(2)%
As a percentage of total revenue	46%	46%
EMEA	$33,698	$33,481	1%	(5)%
As a percentage of total revenue	42%	41%
Latin America	$5,703	$6,526	(13)%	(3)%
As a percentage of total revenue	7%	8%
Asia Pacific	$4,599	$4,158	11%	20%
As a percentage of total revenue	5%	5%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2014	May 31, 2013	As Reported	Constant Currency
North America	$71,412	$76,849	(7)%	(7)%
As a percentage of total revenue	46%	46%
EMEA	$63,013	$66,029	(5)%	(9)%
As a percentage of total revenue	41%	40%
Latin America	$10,811	$13,348	(19)%	(9)%
As a percentage of total revenue	7%	8%
Asia Pacific	$10,128	$9,212	10%	21%
As a percentage of total revenue	6%	6%

Total revenue generated in North America during the second quarter of fiscal year 2014 decreased $0.7 million, or 2% , as compared to the same quarter last year, and represented 46% of total revenue in both the second quarter of fiscal years 2014 and 2013. Total revenue generated in markets outside North America decreased $0.2 million, or 3% on a constant currency basis and 0% using actual exchange rates, in the second quarter of fiscal year 2014 as compared to the same quarter last year, and represented 54% of total revenue in both the second quarter of fiscal years 2014 and 2013. If exchange rates had remained constant in the second quarter of fiscal year 2014 as compared to the exchange rates in effect in the second quarter of fiscal year 2013, total revenue generated in markets outside North America would have represented 53% of total revenue.

Total revenue generated in North America during the first six months of fiscal year 2014 decreased $5.4 million , or 7% , as compared to the same period last year, and represented 46% of total revenue in the first six months of both fiscal years 2014 and 2013. Total revenue generated in markets outside North America decreased $4.6 million, or 6% on a constant currency basis and 5% using actual exchange rates, in the first six months of fiscal year 2014 as compared to the same period last year, and represented 54% of total revenue in both the first six months of fiscal 2014 and 2013. If exchange rates had remained constant in the first six months of fiscal year 2014 as compared to the exchange rates in effect in the first six months of fiscal year 2013, total revenue generated in markets outside North America would have remained at 54% of total revenue.

In the second quarter and first six months of fiscal year 2014, Latin America and Asia Pacific were hurt by weaker local currencies.

Cost of Software Licenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013	Percentage Change	May 31, 2014	May 31, 2013	Percentage Change
Cost of software licenses	$1,139	$1,356	(16)%	$3,146	$3,446	(9)%
As a percentage of software license revenue	4%	5%		6%	6%
As a percentage of total revenue	1%	2%		2%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses decreased $0.2 million, or 16%, in the second quarter of fiscal year 2014 as compared to the same quarter last year, and decreased as a percentage of software license revenue from 5% to 4%. Cost of software licenses decreased $0.3 million, or 9%, in the first six months of fiscal year 2014 as compared to the same period last year, and remained flat as a percentage of software license revenue. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013	Percentage Change	May 31, 2014	May 31, 2013	Percentage Change
Cost of maintenance and services	$5,709	$6,990	(18)%	$11,054	$14,640	(24)%
As a percentage of maintenance and services revenue	11%	13%		11%	14%
As a percentage of total revenue	7%	9%		7%	9%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. Cost of maintenance and services decreased $1.3 million, or 18%, in the second quarter of fiscal year 2014 as compared to the same quarter last year, and decreased as a percentage of maintenance and services revenue from 13% to 11%. Cost of maintenance and services decreased $3.6 million, or 24%, in the first six months of fiscal year 2014 as compared to the same period last year, and decreased as a percentage of maintenance and services revenue from 14% to 11%. The decrease in cost of maintenance and services is primarily due to lower compensation-related costs as a result of the significant decrease in headcount, in addition to the decrease as a result of lower maintenance and services revenue compared to the first six months of fiscal year 2013.

Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013	Percentage Change	May 31, 2014	May 31, 2013	Percentage Change
Amortization of acquired intangibles	$530	$143	271%	$1,059	$282	276%
As a percentage of total revenue	1%	—%		1%	—%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles increased $0.4 million, or 271%, in the second quarter of fiscal year 2014 as compared to the same quarter last year, and increased $0.8 million, or 276%, in the first six months of fiscal year 2014 as compared to the same period last year. The increase was due to amortization of intangible assets acquired with the Rollbase acquisition, which was completed near the end of the second quarter of fiscal year 2013, partially offset by decreases due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013	Percentage Change	May 31, 2014	May 31, 2013	Percentage Change
Gross profit	$73,449	$73,216	—%	$140,106	$147,070	(5)%
As a percentage of total revenue	91%	89%		90%	89%

Our gross profit increased $0.2 million, or 0%, in the second quarter of fiscal year 2014 as compared to the same quarter last year, and decreased $7.0 million, or 5%, in the first six months of fiscal year 2014 as compared to the same period last year. Our gross profit as a percentage of total revenue increased from 89% in the second quarter of fiscal year 2013 to 91% in the second quarter of fiscal year 2014 and was 89% and 90% in the first six months of 2013 and 2014, respectively. The dollar decrease in our gross profit during the six month period was primarily related to the decrease in license revenue while the cost of licenses remained relatively flat period over period.

Sales and Marketing

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013	Percentage Change	May 31, 2014	May 31, 2013	Percentage Change
Sales and marketing	$24,359	$25,890	(6)%	$48,868	$54,532	(10)%
As a percentage of total revenue	30%	32%		31%	33%

Sales and marketing expenses decreased $1.5 million, or 6%, in the second quarter of fiscal year 2014 as compared to the same quarter last year, and decreased as a percentage of total revenue from 32% to 30%. Sales and marketing expense decreased $5.7 million, or 10%, in the first six months of fiscal year 2014 as compared to the same period last year, and decreased as a percentage of total revenue from 33% to 31%. The decrease in both periods was primarily due to lower compensation-related and travel costs in the sales function as a result of headcount reduction actions occurring subsequent to the second quarter of fiscal year 2013, as well as lower commission expense due to the lower level of license revenue as compared to the first quarter of fiscal year 2013. Marketing expenses were relatively consistent between the periods.

Product Development

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013	Percentage Change	May 31, 2014	May 31, 2013	Percentage Change
Product development costs	$16,592	$14,671	13%	$32,526	$28,293	15%
Capitalized product development costs	(1,112)	—	100%	(1,933)	—	100%
Total product development expense	$15,480	$14,671	6%	$30,593	$28,293	8%
As a percentage of total revenue	19%	18%		20%	17%

Product development expenses increased $0.8 million, or 6%, in the second quarter of fiscal year 2014 as compared to the same quarter last year, and increased as a percentage of revenue from 18% to 19%. Product development expenses increased $2.3 million, or 8%, in the first six months of fiscal year 2014 as compared to the same period last year, and increased as a percentage of revenue from 17% to 20%. The increase in both periods was primarily due to higher costs related to our new product development strategy, including higher expenses related to building our Progress Pacific platform. The increase was partially offset by the deferral of capitalized product development costs related to certain development activities with respect to our Progress Pacific platform beginning in the fourth quarter of fiscal year 2013.

General and Administrative

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013	Percentage Change	May 31, 2014	May 31, 2013	Percentage Change
General and administrative	$11,428	$14,064	(19)%	$23,155	$28,730	(19)%
As a percentage of total revenue	14%	17%		15%	17%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased $2.6 million, or 19%, in the second quarter of fiscal year 2014 as compared to the same quarter in the prior year, and decreased as a percentage of revenue from 17% to 14%. General and administrative expenses decreased $5.6 million, or 19%, in the first six months of fiscal year 2014 as compared to the same period in the prior year, and decreased as a percentage of revenue from 17% to 15%. The decrease is primarily related to lower compensation-related costs as a result of headcount reduction actions occurring subsequent to the second quarter of fiscal year 2013, as well as lower professional services costs.

Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013	Percentage Change	May 31, 2014	May 31, 2013	Percentage Change
Amortization of acquired intangibles	$148	$167	(11)%	$312	$338	(8)%
As a percentage of total revenue	—%	—%		—%	—%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles decreased 11% and 8% in the second quarter and first six months of fiscal year 2014, respectively, as compared to the same periods last year. The decrease is due to the completion of amortization of certain intangible assets acquired in prior years, partially offset by the amortization of intangible assets associated with the Rollbase acquisition, which was completed near the end of the second quarter of fiscal year 2013.

Restructuring Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013	Percentage Change	May 31, 2014	May 31, 2013	Percentage Change
Restructuring expenses	$124	$2,766	(96)%	$320	$3,726	(91)%
As a percentage of total revenue	—%	3%		—%	2%

Restructuring expenses recorded in the second quarter and first six months of fiscal year 2014 relate to the restructuring activities occurring in fiscal years 2013 and 2012. See Note 12 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013	Percentage Change	May 31, 2014	May 31, 2013	Percentage Change
Acquisition-related expenses	$1,630	$1,272	28%	$2,576	$1,272	103%
As a percentage of total revenue	2%	2%		2%	1%

Acquisition-related expenses increased in the second quarter and first six months of fiscal year 2014 compared to the same periods last year due to expenses related to earn-out provisions that were part of the Rollbase acquisition completed in the second quarter of fiscal year 2013, as well as transaction-related costs, primarily professional services fees, associated with the acquisition of Modulus, which was acquired in the second quarter of fiscal year 2014.

Income From Operations

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013	Percentage Change	May 31, 2014	May 31, 2013	Percentage Change
Income from operations	$20,280	$14,386	41%	$34,282	$30,179	14%
As a percentage of total revenue	25%	17%		22%	19%

Income from operations increased $5.9 million, or 41%, in the second quarter of fiscal year 2014 as compared to the same quarter last year, and increased $4.1 million, or 14%, in the first six months of fiscal year 2014 as compared to the first six months of fiscal year 2013. The increase in the second quarter and first six months of fiscal year 2014 was primarily the result of the decrease in operating expenses.

Other Income (Expense)

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013	Percentage Change	May 31, 2014	May 31, 2013	Percentage Change
Interest income and other	$596	$244	144%	$1,109	$775	43%
Foreign currency loss, net	(725)	(536)	(35)%	(1,232)	(1,615)	(24)%
Total other income (expense), net	$(129)	$(292)	56%	$(123)	$(840)	(85)%
As a percentage of total revenue	—%	—%		—%	(1)%

Total other expense decreased $0.2 million in the second quarter of fiscal year 2014 as compared to the same quarter last year, and decreased $0.7 million in the first six months of fiscal year 2014 as compared to the same period last year. The change in foreign currency losses is a result of movements in exchange rates and the impact on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013	Percentage Change	May 31, 2014	May 31, 2013	Percentage Change
Provision for income taxes	$7,352	$5,952	24%	$10,260	$11,384	(10)%
As a percentage of total revenue	9%	7%		7%	7%

Our effective tax rate was 30% in the first six months of fiscal year 2014 compared to 39% in the first six months of fiscal year 2013. The decrease in the effective rate is primarily due to the recognition of $2.1 million of tax benefits in the first quarter of fiscal year 2014 associated with the expected distribution from a foreign subsidiary that will occur in the foreseeable future.

Net Income

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013	Percentage Change	May 31, 2014	May 31, 2013	Percentage Change
Income from continuing operations	$12,799	$8,142	57%	$23,899	$17,955	33%
Income (loss) from discontinued operations	—	(4,232)	100%	—	17,073	(100)%
Net income	$12,799	$3,910	227%	$23,899	$35,028	(32)%
As a percentage of total revenue	16%	5%		15%	21%

Income (loss) from discontinued operations includes the revenues and direct expenses of the product lines we divested in fiscal year 2012 and the first quarter of fiscal year 2013 and the Apama product line, which was sold in July 2013. See Note 6 of Item 1 of this Quarterly Report for additional information related to our divested product lines.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	May 31, 2014	November 30, 2013
Cash and cash equivalents	$201,971	$198,818
Short-term investments	24,605	32,622
Total cash, cash equivalents and short-term investments	$226,576	$231,440

The decrease in cash, cash equivalents and short-term investments of $4.9 million from the end of fiscal year 2013 was primarily due to repurchases of our common stock of $35.0 million as well as the purchase of Modulus for cash consideration of $12.5 million, partially offset by cash inflows from operations of $42.5 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of May 31, 2014, $87.4 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries.  A significant portion of this amount relates to the net undistributed earnings of our foreign subsidiaries, which are considered to be permanently reinvested; as such, they are not available to fund our domestic operations. If we were to repatriate the earnings, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

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

In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time. During the first six months of fiscal year 2014, we repurchased 1.6 million shares of our common stock for $35.0 million.

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

As part of the 2013 restructuring, for the six months ended May 31, 2014, we incurred expenses totaling $0.2 million, of which the majority represents excess facilities and other costs. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income. We do not expect to incur additional material costs with respect to the 2013 restructuring.

As of May 31, 2014, $0.3 million of the cumulative expenses recognized under the 2013 restructuring remains unpaid. We expect to pay a portion of the restructuring liability in the next twelve months; however, excess facilities costs will continue through fiscal year 2017.

In the second quarter of fiscal year 2012, our management approved, committed to and initiated certain operational restructuring initiatives to reduce annual costs, including the simplification of our organizational structure and the consolidation of facilities.

As part of the 2012 restructuring, we incurred expenses totaling $0.1 million in the first six months of fiscal year 2014. We do not expect to incur additional material costs with respect to the 2012 restructuring.

As of May 31, 2014, $0.4 million of the cumulative expenses recognized under the 2012 restructuring remains unpaid. We expect to pay the majority of the restructuring liability in the next twelve months; however, excess facilities costs will continue through fiscal year 2016.

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

The Credit Agreement contains customary affirmative and negative covenants, including a requirement to maintain a balance of at least $100.0 million in cash and cash equivalents while making restricted equity-related payments (e.g. cash dividend distributions or share repurchases of our common stock). We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of May 31, 2014, there were no amounts outstanding under the revolving line and $0.8 million of letters of credit outstanding. We are in compliance with our covenants by a significant margin.

Auction Rate Securities

In addition to the $226.6 million of cash, cash equivalents and short-term investments, we had investments with a fair value of $25.1 million related to auction rate securities (ARS). These ARS are floating rate securities with longer-term maturities that were marketed by financial institutions with auction reset dates at primarily 28 or 35 day intervals to provide short-term liquidity. The remaining contractual maturities of these securities range from 10 to 29 years. The underlying collateral of the ARS consist of municipal bonds, which are insured by monoline insurance companies, and student loans, which are supported by the federal government as part of the Federal Family Education Loan Program (FFELP) and by the monoline insurance companies.

Beginning in February 2008, auctions for these securities began to fail, and the interest rates for these ARS reset to the maximum rate per the applicable investment offering document. As of May 31, 2014, our ARS investments totaled $28.8 million at par value. These ARS are classified as available-for-sale securities.

For each of our ARS for which the issuer is not in default, we evaluated the risks related to the structure, collateral and liquidity of the investment, and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on these methodologies, we determined that the fair value of our ARS investments is $25.1 million at May 31, 2014. The temporary impairment recorded in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $3.7 million. We will not be able to access the funds associated with our ARS investments until future auctions for these ARS are successful, we sell the securities in a secondary market, or they are redeemed by the issuer. As such, these remaining investments currently lack short-term liquidity and are therefore classified as long-term investments on the condensed consolidated balance sheet at May 31, 2014.

Based on our cash, cash equivalents and short-term investments balance of $226.6 million, expected operating cash flows and the availability of funds under our revolving credit facility, we do not anticipate the lack of liquidity associated with our ARS to adversely affect our ability to conduct business and believe we have the ability to hold the affected securities throughout the currently estimated recovery period. Therefore, the impairment on these securities is considered only temporary in nature. If the credit rating of either the security issuer or the third-party insurer underlying the investments deteriorates significantly, we may be required to adjust the carrying value of the ARS through an impairment charge.

Cash Flows from Operating Activities

	Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013
Net income	$23,899	$35,028
Non-cash reconciling items included in net income	18,676	(19,043)
Changes in operating assets and liabilities	(35)	(27,403)
Net cash flows from (used in) operating activities	$42,540	$(11,418)

The increase in cash generated from operations in the first six months of fiscal year 2014 as compared to the first six months of fiscal year 2013 was primarily due to $41.7 million in payments made in the first six months of fiscal year 2013 for income taxes related to the divestitures of the product lines discussed in Note 6, as well as an additional $5.9 million in payments related to the restructuring activities discussed in Note 12 in the first six months of fiscal year 2013 as compared to the first six months of fiscal year 2014. Total net tax payments made in the first six months of fiscal year 2014 were $3.8 million, compared to $52.3 million in the first six months of fiscal year 2013.

Our gross accounts receivable as of May 31, 2014 decreased by $9.2 million from the end of fiscal year 2013, which is primarily due to the decrease in license revenue during the first six months of fiscal year 2014 compared to the same period in the prior year. Days sales outstanding (DSO) in accounts receivable was 65 days, down from 66 days at the end of fiscal year 2013. The decrease in DSO was due to the timing of billings during the second quarter of fiscal year 2014 compared to the fourth quarter of fiscal year 2013. We target a DSO range of 60 to 75 days.

Cash Flows from Investing Activities

	Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013
Net investment activity	$7,535	$15,235
Purchases of property and equipment	(6,099)	(2,386)
Capitalized software development costs	(1,938)	—
Payments for acquisitions, net of cash acquired	(12,493)	(9,450)
Proceeds from divestitures, net	3,300	73,381
Other investing activities	104	172
Net cash flows from investing activities	$(9,591)	$76,952

Net cash inflows and outflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities which are classified as cash equivalents or short-term securities. In addition, we purchased $6.1 million of property and equipment in the first six months of fiscal year 2014, including a $4.5 million investment in licensed software for use in our Pacific mobility platform, as compared to $2.4 million in the first six months of fiscal year 2013. We also received $3.3 million in the first quarter of fiscal year 2014 from an escrow release related to the divestitures discussed in Note 6, as compared to $73.4 million of proceeds related to the sale of divested product lines in the first quarter of fiscal year 2013, which was the primary reason for the decrease in net cash inflows from investing activities period over period.

Cash Flows from Financing Activities

	Six Months Ended
(In thousands)	May 31, 2014	May 31, 2013
Proceeds from stock-based compensation plans	$6,904	$32,443
Repurchases of common stock	(34,999)	(176,537)
Other financing activities	(3,191)	(1,194)
Net cash flows used in financing activities	$(31,286)	$(145,288)

We received $6.9 million in the first six months of fiscal year 2014 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $32.4 million in the first six months of fiscal year 2013. In addition, in the first six months of fiscal year 2014, we repurchased $35.0 million of our common stock under our share repurchase plan compared to $176.5 million in the same period of the prior year.

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

Liquidity Outlook

We believe that existing cash balances, together with funds generated from operations and amounts available under the Credit Agreement, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We do not contemplate a need for any foreign repatriation of the earnings which are deemed permanently reinvested. Our foreseeable cash needs include our planned capital expenditures and share repurchases, lease commitments, restructuring obligations and other long-term obligations.

Revenue Backlog

(In thousands)	May 31, 2014	May 31, 2013
Deferred revenue, primarily related to unexpired maintenance and support contracts (1)	$100,946	$103,466
Multi-year licensing arrangements (2)	11,595	15,841
Total revenue backlog	$112,541	$119,307

(1)
Deferred revenue as of May 31, 2013 included $0.1 million of contractual maintenance which had not been invoiced or included on our balance sheet. The contractual maintenance which has not been invoiced relates to a customer who changed its invoicing schedule.

(2)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. In addition, multi-year licensing arrangements as of May 31, 2013 included $2.2 million related to divested product lines.

We typically fulfill most of our software license orders within 30 days of acceptance of a purchase order. Assuming all other revenue recognition criteria have been met, we recognize software license revenue upon shipment of the product, or if delivered electronically, when the customer has the right to access the software. Because there are many elements governing when revenue is recognized, including when orders are shipped, credit approval obtained, completion of internal control processes over revenue recognition and other factors, management has some control in determining the period in which certain revenue is recognized. We had in the past and may have in the future open software license orders which have not shipped or have otherwise not met all the required criteria for revenue recognition. Beginning in the second quarter of 2013, we changed our processes such that the amount of open software license orders received but not shipped at the end of the quarter was reduced to $0 at the end of the second, third, and fourth quarters of fiscal year 2013 and the first and second quarters of fiscal year 2014. We expect this will continue in future periods and we generally do not believe that the amount, if any, of such software license orders at the end of a particular reporting period is a reliable indicator of future performance. In addition, there is no industry standard for the definition of backlog and there may be an element of estimation in determining the amount. As such, direct comparisons with other companies may be difficult or potentially misleading.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position, results of operations or cash flows.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of fiscal year 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2013 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended May 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the second quarter of fiscal year 2014 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 2014	—	$—	—	$90,211
April 2014	1,157,342	21.75	1,157,342	65,000
May 2014	—	—	—	65,000
Total	1,157,342	$21.75	1,157,342	$65,000

(1)
In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program. Under this authorization, we have repurchased 1.6 million shares for $35.0 million during the first six months of fiscal year 2014.

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

101***
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended May 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2014 and November 30, 2013; (ii) Condensed Consolidated Statements of Income for the three and six months ended May 31, 2014 and May 31, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2014 and May 31, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2014 and May 31, 2013; and (v) Notes to Condensed Consolidated Financial Statements.

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

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	July 8, 2014	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 8, 2014	/s/ CHRIS E. PERKINS
Chris E. Perkins
Senior Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Dated:	July 8, 2014	/s/ PAUL A. JALBERT
Paul A. Jalbert
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)