Form 10-Q
period 2014-08-31
PROGRESS SOFTWARE CORP /MA
filed 2014-10-09
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014

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
Yes  ☐ No  ☒
As of September 29, 2014, there were 50,185,982 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE NINE MONTHS ENDED AUGUST 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	August 31, 2014	November 30, 2013
Assets
Current assets:
Cash and cash equivalents	$242,380	$198,818
Short-term investments	18,912	32,622
Total cash, cash equivalents and short-term investments	261,292	231,440
Accounts receivable (less allowances of $2,622 and $3,153, respectively)	57,840	66,784
Other current assets	21,505	30,716
Deferred tax assets	12,045	8,871
Total current assets	352,682	337,811
Property and equipment, net	59,176	57,030
Intangible assets, net	15,139	9,950
Goodwill	230,677	224,286
Deferred tax assets	16,172	20,386
Investments in auction rate securities	—	24,761
Other assets	2,798	7,963
Total assets	$676,644	$682,187
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,076	$9,560
Accrued compensation and related taxes	18,539	26,697
Income taxes payable	4,841	2,584
Other accrued liabilities	24,634	29,345
Short-term deferred revenue	93,086	96,393
Total current liabilities	148,176	164,579
Long-term deferred revenue	2,193	1,144
Deferred tax liabilities	353	340
Other noncurrent liabilities	1,645	2,470
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 50,126,351 shares in 2014 and 51,512,595 shares in 2013	200,681	205,307
Retained earnings	332,729	320,006
Accumulated other comprehensive loss	(9,133)	(11,659)
Total shareholders’ equity	524,277	513,654
Total liabilities and shareholders’ equity	$676,644	$682,187
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Revenue:
Software licenses	$26,393	$25,666	$76,645	$84,920
Maintenance and services	52,881	51,912	157,994	158,096
Total revenue	79,274	77,578	234,639	243,016
Costs of revenue:
Cost of software licenses	1,805	1,587	4,951	5,033
Cost of maintenance and services	5,222	6,403	16,276	21,043
Amortization of acquired intangibles	834	529	1,893	811
Total costs of revenue	7,861	8,519	23,120	26,887
Gross profit	71,413	69,059	211,519	216,129
Operating expenses:
Sales and marketing	22,477	24,554	71,425	79,086
Product development	14,975	14,615	45,568	42,908
General and administrative	12,162	13,660	35,236	42,390
Amortization of acquired intangibles	116	211	428	549
Restructuring expenses	1,680	5,401	2,001	9,127
Acquisition-related expenses	572	957	3,148	2,229
Total operating expenses	51,982	59,398	157,806	176,289
Income from operations	19,431	9,661	53,713	39,840
Other income (expense):
Interest income and other	(1,922)	371	(813)	1,146
Foreign currency loss, net	(535)	(194)	(1,768)	(1,809)
Total other income (expense), net	(2,457)	177	(2,581)	(663)
Income from continuing operations before income taxes	16,974	9,838	51,132	39,177
Provision for income taxes	5,879	2,634	16,138	14,018
Income from continuing operations	11,095	7,204	34,994	25,159
Income from discontinued operations, net	—	17,639	—	34,712
Net income	$11,095	$24,843	$34,994	$59,871
Earnings per share:
Basic:
Continuing operations	$0.22	$0.13	$0.69	$0.45
Discontinued operations	—	0.33	—	0.63
Net income per share	$0.22	$0.46	$0.69	$1.08
Diluted:
Continuing operations	$0.22	$0.13	$0.68	$0.45
Discontinued operations	—	0.32	—	0.62
Net income per share	$0.22	$0.46	$0.68	$1.06
Weighted average shares outstanding:
Basic	50,383	53,532	50,975	55,451
Diluted	50,931	54,389	51,590	56,292
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Net income	$11,095	$24,843	$34,994	$59,871
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,044)	(1,548)	93	(4,010)
Unrealized gains on investments, net of tax of $408 and $567 for the third quarter and first nine months of 2014, and $6 and $57 for the third quarter and first nine months of 2013, respectively	709	11	816	98
Reclassification adjustment for losses included in net income, net of tax of $937 for the third quarter and first nine months of 2014	1,617	—	1,617	—
Total other comprehensive income (loss), net of tax	1,282	(1,537)	2,526	(3,912)
Comprehensive income	$12,377	$23,306	$37,520	$55,959

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013
Cash flows from operating activities:
Net income	$34,994	$59,871
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	7,337	8,402
Amortization of acquired intangibles and other	3,648	2,972
Stock-based compensation	18,194	16,360
Loss on disposal of property	47	—
Gain on dispositions	—	(70,991)
Asset impairment	—	111
Loss on sales of auction rate securities	2,554	—
Deferred income taxes	(390)	1,647
Excess tax benefit from stock plans	(434)	(1,188)
Allowances for accounts receivable	455	(123)
Changes in operating assets and liabilities:
Accounts receivable	8,325	19,967
Other assets	10,535	(5,690)
Accounts payable and accrued liabilities	(17,049)	(17,416)
Income taxes payable and uncertain tax positions	2,123	(22,762)
Deferred revenue	(1,870)	(4,439)
Net cash flows from (used in) operating activities	68,469	(13,279)
Cash flows from investing activities:
Purchases of investments	(1,900)	—
Sales and maturities of investments	14,935	25,685
Redemptions and sales of auction rate securities	26,196	25
Purchases of property and equipment	(7,183)	(2,989)
Capitalized software development costs	(3,008)	—
Payments for acquisitions, net of cash acquired	(12,493)	(9,450)
Proceeds from divestitures, net	3,300	111,120
Increase in other noncurrent assets	144	835
Net cash flows from investing activities	19,991	125,226
Cash flows from financing activities:
Proceeds from stock-based compensation plans	10,714	49,109
Purchases of common stock related to withholding taxes from the issuance of restricted stock units	(3,141)	(2,823)
Repurchases of common stock	(52,604)	(241,184)
Excess tax benefit from stock plans	434	1,188
Payment of contingent consideration	(210)	—
Net cash flows used in financing activities	(44,807)	(193,710)
Effect of exchange rate changes on cash	(91)	(4,687)
Net increase (decrease) in cash and cash equivalents	43,562	(86,450)
Cash and cash equivalents, beginning of period	198,818	301,792
Cash and cash equivalents, end of period	$242,380	$215,342

Condensed Consolidated Statements of Cash Flows, continued

	Nine Months Ended
	August 31, 2014	August 31, 2013
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $296 in 2014 and $4,324 in 2013	$6,300	$66,596
Non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$10,525	$9,890
Unsettled repurchases of common stock	$—	$3,301
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

Our products are generally sold as perpetual licenses, but certain products and business activities also use term licensing models and our Progress Pacific platform offering uses a subscription based model. More than half of our worldwide license revenue is realized through relationships with indirect channel partners, principally application partners and original equipment manufacturers (OEMs). Application partners are independent software vendors (ISVs) that develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. OEMs are companies that embed our products into their own software products or devices.

During fiscal years 2012 and 2013, we completed divestitures of the eleven product lines which were not considered core product lines of our business. The divestitures were part of our strategic plan announced during fiscal year 2012. After the closing of all these divestitures, we began to operate as one reportable segment. In addition, the revenues and direct expenses of the product lines divested are included in discontinued operations in our condensed consolidated statements of income, including prior period amounts which have been revised to reflect the presentation.

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

Recent Accounting Pronouncements - In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 brings consistency to the accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. This guidance is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015. Early adoption is permitted. In addition, all entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date of the ASU) or retrospectively. We are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. We are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at August 31, 2014 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$173,237	$—	$—	$173,237
Money market funds	69,143	—	—	69,143
State and municipal bond obligations	18,800	112	—	18,912
Total	$261,180	$112	$—	$261,292

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2013 is as follows (in thousands):

	Amortized Cost Basis	Realized Losses	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$144,305	$—	$—	$—	$144,305
Money market funds	54,513	—	—	—	54,513
State and municipal bond obligations	30,938	—	164	—	31,102
Auction rate securities – municipal bonds	27,150	(380)	—	(3,317)	23,453
Auction rate securities – student loans	3,500	—	—	(672)	2,828
Total	$260,406	$(380)	$164	$(3,989)	$256,201

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	August 31, 2014			November 30, 2013
	Cash and Equivalents	Short-Term Investments	Long-Term Investments	Cash and Equivalents	Short-Term Investments	Long-Term Investments
Cash	$173,237	$—	$—	$144,305	$—	$—
Money market funds	69,143	—	—	54,513	—	—
State and municipal bond obligations	—	18,912	—	—	31,102	—
Auction rate securities – municipal bonds	—	—	—	—	1,520	21,933
Auction rate securities – student loans	—	—	—	—	—	2,828
Total	$242,380	$18,912	$—	$198,818	$32,622	$24,761

During the third quarter of fiscal year 2014, we received favorable offers to purchase our auction rate securities (ARS). As a result of the favorable offers we received, we sold all of our remaining ARS for $26.2 million and received the proceeds during the quarter. The previously recorded unrealized losses associated with our ARS have been adjusted based on the sale prices and recorded as a realized loss of $2.6 million during the three months ended August 31, 2014 within interest income and other in the condensed consolidated statement of operations.

During prior periods in which we held ARS, we evaluated the risks related to the structure, collateral and liquidity of the investment and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments was $24.8 million at November 30, 2013. The temporary impairment recorded in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $4.0 million at November 30, 2013. As we determined that these investments lacked short-term liquidity as of November 30, 2013, they are classified as long-term investments on the condensed consolidated balance sheets at November 30, 2013.

During the fourth quarter of fiscal year 2013, the exit bankruptcy plan for an issuer of one of our ARS, which was in default and on whose behalf the underlying bond insurer was making interest payments, was approved by a federal bankruptcy judge in federal court. The exit bankruptcy plan included a settlement provision with the holders of the ARS, which were given the option to receive 80% of the par value of their holdings, but renounce their claim with the bond issuer, or receive 65% of the par value of their holdings and retain their insurance rights. We accepted the 80% settlement offer and as a result we adjusted the fair value of this ARS to the amount of the settlement as of November 30, 2013. The previously recorded unrealized loss associated with this ARS has been recorded as a realized loss in fiscal year 2013 due to the settlement. As this investment no longer lacked short-term liquidity, it was classified as a short-term investment on our consolidated balance sheet at November 30, 2013. We received the settlement in December 2013.

The fair value of debt securities by contractual maturity is as follows (in thousands):

	August 31, 2014	November 30, 2013
Due in one year or less (1)	$11,664	$42,198
Due after one year (2)	7,248	15,185
Total	$18,912	$57,383

(1)	Amounts as of November 30, 2013 include ARS which are tendered for interest-rate setting purposes periodically throughout the year.

(2)	Includes state and municipal bond obligations, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of August 31, 2014. Investments with continuous unrealized losses and their related fair values at November 30, 2013 are as follows (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities – municipal bonds	$—	$—	$21,933	$(3,317)	$21,933	$(3,317)
Auction rate securities – student loans	—	—	2,828	(672)	2,828	(672)
Total	$—	$—	$24,761	$(3,989)	$24,761	$(3,989)

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets or other current liabilities on the condensed consolidated balance sheets at the end of each reporting period and expire within 90 days. In the three and nine months ended August 31, 2014, realized and unrealized losses of $0.4 million and $1.5 million, respectively, from our forward contracts were recognized in foreign currency loss, net in the condensed consolidated statements of income. In the three and nine months ended August 31, 2013, realized and unrealized gains of $1.3 million, and $0.8 million, respectively, from our forward contracts were recognized in foreign currency loss, net in the condensed consolidated statements of income. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	August 31, 2014		November 30, 2013
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$25,458	$35	$26,016	$79
Forward contracts to purchase U.S. dollars	10,096	(266)	22,483	92
Total	$35,554	$(231)	$48,499	$171

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at August 31, 2014 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$69,143	$69,143	$—	$—
State and municipal bond obligations	18,912	—	18,912	—
Foreign exchange derivatives	(231)	—	(231)	—
Liabilities
Contingent consideration	$(1,651)	$—	$—	$(1,651)

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

The valuation technique used to measure fair value for our Level 3 assets as of November 30, 2013, which consisted of ARS, was primarily an income approach, where the expected weighted average future cash flows were discounted back to present value for each asset. The significant unobservable inputs used in the fair value measurement of ARS were the probability of earning the maximum rate until maturity, the probability of principal return prior to maturity, the probability of default, the liquidity risk premium and the recovery rate in default. Generally, interrelationships were such that a change in the assumptions used for the probability of principal return prior to maturity was accompanied by a directionally opposite change in one or more the following assumptions: the probability of earning the maximum rate until maturity, the probability of default and the liquidity risk premium. The recovery rate in default was somewhat independent and based upon the ARS' specific underlying assets and published recovery rate studies.

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Balance, beginning of period	$25,056	$26,500	$24,761	$26,321
Redemptions and sales	(26,196)	—	(26,196)	(25)
Realized losses included in earnings	(2,554)	—	(2,554)	—
Unrealized gains included in accumulated other comprehensive loss	3,694	73	3,989	277
Balance, end of period	$—	$26,573	$—	$26,573

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

The key assumptions as of August 31, 2014 related to the contingent consideration for the acquisition of Rollbase used in the model are probabilities in excess of 95% that the milestones associated with the contingent consideration will be achieved and a discount rate of 4.8%. The key assumptions as of August 31, 2014 related to the contingent consideration for the acquisition of Modulus used in the model are probabilities in excess of 75% that the milestones associated with the contingent consideration will be achieved and a discount rate of 33.0%. A decrease in the probabilities of achievement could result in a decrease to the estimated fair value of the contingent consideration liabilities. There were no changes to these assumptions during the third quarter of fiscal year 2014.

The following table reflects the activity for our liabilities measured at fair value using Level 3 inputs for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Balance, beginning of period	$1,649	$379	$388	$—
Incurrence of contingent purchase price liability	—	—	1,450	379
Payments of contingent consideration	—	—	(210)	—
Changes in fair value included in operating expenses	2	4	23	4
Balance, end of period	$1,651	$383	$1,651	$383

We did not have any nonrecurring fair value measurements as of August 31, 2014 and November 30, 2013.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	August 31, 2014			November 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$51,979	$(38,468)	$13,511	$44,793	$(36,712)	$8,081
Customer-related and other	19,724	(18,096)	1,628	19,543	(17,674)	1,869
Total	$71,703	$(56,564)	$15,139	$64,336	$(54,386)	$9,950

As a result of the Modulus acquisition in May 2014 (Note 7), we recorded $7.3 million of purchased technology and $0.2 million of the trade name as intangible assets during the nine months ended August 31, 2014. These intangibles have a weighted average useful life of 7 years.

In the three and nine months ended August 31, 2014, amortization expense related to intangible assets was $1.0 million and $2.3 million, respectively. In the three and nine months ended August 31, 2013, amortization expense related to intangible assets was $0.7 million and $1.4 million, respectively.

Future amortization expense for intangible assets as of August 31, 2014, is as follows (in thousands):

Remainder of 2014	$898
2015	3,482
2016	2,979
2017	2,979
2018	2,162
Thereafter	2,639
Total	$15,139

Goodwill

Changes in the carrying amount of goodwill in the nine months ended August 31, 2014, are as follows (in thousands):

Balance, November 30, 2013	$224,286
Additions	6,433
Translation adjustments	(42)
Balance, August 31, 2014	$230,677

The addition to goodwill during fiscal year 2014 is related to the acquisition of Modulus in May 2014.

During the first quarter of fiscal year 2014, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of December 15, 2013. As of August 31, 2014, no triggering events have occurred that would indicate a potential impairment of goodwill exists.

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

The components included in discontinued operations on the condensed consolidated statements of income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Revenue	$—	$537	$—	$16,143
Loss before income taxes	—	(6,221)	—	(9,338)
Income tax benefit	—	(1,790)	—	(2,223)
Gain on sale, net of tax	—	22,070	—	41,827
Income from discontinued operations, net	$—	$17,639	$—	$34,712

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

The purchase consideration includes contingent earn-out provisions payable by the Company based on the achievement of certain milestones. We determined the fair value of the contingent consideration obligations by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that the milestones will be achieved. The probability-weighted earn-out payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. During the quarter ended August 31, 2014, the change in the fair value of the contingent consideration payable was immaterial.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $6.4 million of goodwill. The goodwill is deductible for tax purposes; as such, our basis in the tax goodwill and other acquired intangible assets will be amortized over a 15 year period. The allocation of the purchase price was completed in the third quarter of fiscal year 2014 upon the finalization of our valuation of identifiable intangible assets.

We incurred approximately $0.2 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations for the nine months ended August 31, 2014. We have not disclosed the amount of revenues and earnings of Modulus since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

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

The stock purchase agreement included contingent earn-out provisions requiring us to make payments to former Rollbase owners now employed by the Company. We concluded that the earn-out provisions for the individuals now employed by the Company, which total approximately $5.3 million, are compensation arrangements and we have been accruing the maximum payouts ratably over the two year performance period, as we believe it is probable that the criteria will be met. During the second quarter of fiscal year 2014, we paid the former Rollbase owners the contingent consideration related to milestones reached as of the one year anniversary of the acquisition closing date. We have incurred $0.3 million and $2.5 million of expense related to the contingent earn-out provisions for the three and nine months ended August 31, 2014, respectively. This amount is recorded as acquisition-related expense in our consolidated statement of operations.

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

Note 8: Line of Credit

Our credit facility provides for a revolving line of credit in the amount of $150.0 million, with a sublimit for the issuance of standby letters of credit in a face amount up to $25.0 million and swing line loans up to $20.0 million. The credit facility also permits us to increase the revolving line of credit by up to an additional $75.0 million subject to receiving further commitments from lenders and certain other conditions. As of August 31, 2014, there were no amounts outstanding under the revolving line and $0.7 million of letters of credit.

Note 9: Common Stock Repurchases

We repurchased and retired 2.3 million shares of our common stock for $52.6 million in the nine months ended August 31, 2014. The shares were repurchased as part of our Board of Directors authorized $100.0 million share repurchase program. In the nine months ended August 31, 2013, we repurchased 10.3 million shares of our common stock for $237.4 million as part of our Board of Directors previously authorized $360.0 million share repurchase program.

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

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Cost of maintenance and services	$141	$133	$439	$500
Sales and marketing	1,546	748	3,736	2,668
Product development	1,407	999	4,186	3,687
General and administrative	3,846	2,720	9,833	7,215
Stock-based compensation from continuing operations	6,940	4,600	18,194	14,070
Income from discontinued operations	—	973	—	2,290
Total stock-based compensation	$6,940	$5,573	$18,194	$16,360

Note 11: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the nine months ended August 31, 2014 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2013	$(9,249)	$(2,410)	$(11,659)
Other comprehensive income before reclassifications, net of tax	93	816	909
Amounts reclassified from accumulated other comprehensive loss to realized losses included in earnings, net of tax	—	1,617	1,617
Balance, August 31, 2014	$(9,156)	$23	$(9,133)

The tax effect on accumulated unrealized gains (losses) on investments was minimal as of August 31, 2014 and $1.4 million as of November 30, 2013.

Note 12: Restructuring Charges

2014 Restructuring

During the third quarter of fiscal year 2014, our management approved, committed to and initiated plans to make strategic changes to our organization to provide greater focus and agility in the delivery of next generation application development, deployment and integration solutions. Effective September 1, 2014, we began to operate as three distinct business units: OpenEdge, Application Development and Deployment, and Data Connectivity and Integration, each with dedicated sales, product management and product marketing functions. In connection with the new organizational structure, we no longer have a global head of sales, as well as certain other positions within the sales and administrative organizations. The organizational changes will not result in the closing of any of our facilities.

As part of the 2014 restructuring, for the three and nine months ended August 31, 2014, we incurred expenses of $1.5 million, which are related to employee costs, including severance, health benefits, and outplacement services, but excluding stock-based compensation. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income. We do not expect to incur additional material costs with respect to the 2014 restructuring.

Cash disbursements for expenses incurred to date under the 2014 restructuring are expected to be made during the fourth quarter of fiscal year 2014. As a result, the $1.5 million is included in other accrued liabilities on the condensed consolidated balance sheet at August 31, 2014.

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

Restructuring expenses related to employee costs, including severance, health benefits, outplacement services and transition divestiture arrangements (but excluding stock-based compensation), and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. Other costs include costs to terminate automobile leases of employees included in the workforce reduction, asset impairment charges for assets no longer deployed as part of cost reduction strategies, costs for unused software licenses as part of the workforce reduction and other costs directly associated with the restructuring actions taken.

As part of the 2013 restructuring, for the three and nine months ended August 31, 2014, we incurred minimal expenses. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income. We do not expect to incur additional material costs with respect to the 2013 restructuring.

A summary of activity for the 2013 restructuring action and the accrual balance is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2013	$569	$1,077	$1,646
Costs incurred	250	67	317
Cash disbursements	(507)	(1,146)	(1,653)
Translation adjustments and other	(2)	2	—
Balance, August 31, 2014	$310	$—	$310

Cash disbursements for expenses incurred to date under the 2013 restructuring are expected to be made through fiscal year 2017. The short-term portion of the restructuring reserve of $0.2 million is included in other accrued liabilities and the long-term portion of $0.1 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at August 31, 2014.

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

As part of the 2012 restructuring, for the three and nine months ended August 31, 2014, we incurred minimal expenses. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income. We do not expect to incur additional material costs with respect to the 2012 restructuring.

A summary of activity for the 2012 restructuring action and the accrual balance is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2013	$615	$291	$906
Costs incurred	219	(21)	198
Cash disbursements	(480)	(272)	(752)
Translation adjustments and other	(11)	2	(9)
Balance, August 31, 2014	$343	$—	$343

Cash disbursements under the 2012 restructuring are expected to be made through fiscal year 2016. The short-term portion of the restructuring reserve of $0.3 million is included in other accrued liabilities and the long-term portion, which is minimal, is included in other noncurrent liabilities on the condensed consolidated balance sheet at August 31, 2014.

Note 13: Income Taxes

Our income tax provision for the nine months ended August 31, 2014 and 2013 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

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

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Income from continuing operations	$11,095	$7,204	$34,994	$25,159
Weighted average shares outstanding	50,383	53,532	50,975	55,451
Dilutive impact from common stock equivalents	548	857	615	841
Diluted weighted average shares outstanding	50,931	54,389	51,590	56,292
Basic earnings per share from continuing operations	$0.22	$0.13	$0.69	$0.45
Diluted earnings per share from continuing operations	$0.22	$0.13	$0.68	$0.45

We excluded stock awards representing approximately 351,000 shares and 383,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2014, respectively, because these awards were anti-dilutive. In the three and nine months ended August 31, 2013, we excluded stock awards representing 455,000 shares and 875,000 shares of common stock, respectively, from the calculation of diluted earnings per share.

Note 15: Subsequent Events

Effective September 1, 2014, we began operating as three distinct business units: OpenEdge, Application Development and Deployment, and Data Connectivity and Integration, each with dedicated sales, product management and product marketing functions. As a result of these changes, we expect to adopt segment reporting for our three business units beginning in the fourth fiscal quarter of 2014.

On October 1, 2014, we acquired 100% of the capital stock of BravePoint, Inc. (BravePoint) from Chesapeake Utilities Corporation in exchange for an aggregate sum of $12.0 million in cash. BravePoint is based in Norcross, Georgia and is a leading provider of consulting, training and application development services designed to increase customers' profitability and competitiveness through the use of technology. As a result of the timing of the close of the transaction, the initial accounting for the business combination was incomplete through the date our condensed consolidated financial statements were issued. In connection with the acquisition, we expect any resulting goodwill to be deductible for tax purposes. Results of operations for BravePoint will be included in our consolidated financial statements as part of the OpenEdge business unit from the date of acquisition.

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

In fiscal year 2014, we have continued to invest in our existing product lines and also announced the release of Easyl, our latest product offering included in our Pacific platform, which is a data analysis tool that dramatically simplifies the process of accessing, blending, and reporting on organizational data. We also acquired Modulus LLC (Modulus), a PaaS provider offering a platform for easily hosting, deploying, scaling and monitoring data-intensive, real-time applications using powerful, rapidly growing Node.js and MongoDB technologies. We plan to capitalize on the expected market growth of the core technologies that Modulus supports and drive new revenue through the Pacific platform.

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

Effective September 1, 2014, we will operate as three distinct business units: OpenEdge, Application Development and Deployment, and Data Connectivity and Integration, each with dedicated sales, product management and product marketing functions. These changes are designed to enable the business to better deliver against the fast paced requirements in the on-premise and cloud application development and data connectivity and integration markets. As a result of these changes, we expect to adopt segment reporting for our three business units beginning in the fourth fiscal quarter of 2014.

In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program. Under this authorization, we have repurchased 2.3 million shares for $52.6 million during the first nine months of fiscal year 2014.

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

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year (due to rounding, totals may not equal the sum of the line items in the table below):

	Percentage of Total Revenue				Percentage Change
	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Revenue:
Software licenses	33%	33%	33%	35%	3%	(10)%
Maintenance and services	67	67	67	65	2	—
Total revenue	100	100	100	100	2	(3)
Costs of revenue:
Cost of software licenses	2	2	2	2	14	(2)
Cost of maintenance and services	7	8	7	9	(18)	(23)
Amortization of acquired intangibles	1	1	1	—	58	133
Total costs of revenue	10	11	10	11	(8)	(14)
Gross profit	90	89	90	89	3	(2)
Operating expenses:
Sales and marketing	28	32	30	33	(8)	(10)
Product development	19	19	19	18	2	6
General and administrative	15	18	15	17	(11)	(17)
Amortization of acquired intangibles	—	—	—	—	(45)	(22)
Restructuring expenses	2	7	1	4	(69)	(78)
Acquisition-related expenses	1	1	1	1	(40)	41
Total operating expenses	66	77	67	73	(12)	(10)
Income from operations	24	12	23	16	101	35
Other (expense) income	(3)	—	(1)	—	(1,488)	(289)
Income from continuing operations before income taxes	21	12	22	16	73	31
Provision for income taxes	7	3	7	6	123	15
Income from continuing operations	14	9	15	10	54	39
Income from discontinued operations, net	—	23	—	14	(100)	(100)
Net income	14%	32%	15%	24%	(55)%	(42)%

Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2014	August 31, 2013	As Reported	Constant Currency
Revenue	$79,274	$77,578	2%	—%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2014	August 31, 2013	As Reported	Constant Currency
Revenue	$234,639	$243,016	(3)%	(4)%

Total revenue increased $1.7 million, or 2%, in the third quarter of fiscal year 2014 as compared to the same quarter last year. Revenue would have remained flat if exchange rates had been constant in fiscal year 2014 as compared to exchange rates in fiscal year 2013. In addition, total revenue decreased $8.4 million, or 4% on a constant currency basis and 3% using actual exchange rates, in the first nine months of fiscal year 2014 as compared to the same period last year. The decrease was primarily a result of a decrease in license revenue as further described below. Changes in prices from fiscal year 2013 to 2014 did not have a significant impact on our revenue.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2014	August 31, 2013	As Reported	Constant Currency
License	$26,393	$25,666	3%	1%
As a percentage of total revenue	33%	33%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2014	August 31, 2013	As Reported	Constant Currency
License	$76,645	$84,920	(10)%	(10)%
As a percentage of total revenue	33%	35%

License revenue increased $0.7 million, or 3%, in the third quarter of fiscal year 2014 as compared to the same quarter last year, and decreased $8.3 million, or 10%, in the first nine months of fiscal year 2014 as compared to the same period last year. The increase in license revenue in the third quarter of fiscal year 2014 as compared to the same quarter last year was primarily in the North America and Latin America regions, mainly as a result of higher revenues related to sales of our OpenEdge products. The decrease in license revenue in the first nine months of fiscal year 2014 as compared to the same period last year was primarily in the North America and EMEA regions, mainly as a result of lower revenues related to our DataDirect product, primarily to direct end users. The decrease in DataDirect sales was primarily due to weakness in our pipeline from earlier in the year.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2014	August 31, 2013	As Reported	Constant Currency
Maintenance	$50,746	$49,752	2%	—%
As a percentage of total revenue	64%	64%
Professional services	2,135	2,160	(1)%	(3)%
As a percentage of total revenue	3%	3%
Total maintenance and services revenue	$52,881	$51,912	2%	—%
As a percentage of total revenue	67%	67%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2014	August 31, 2013	As Reported	Constant Currency
Maintenance	$151,231	$151,627	—%	(1)%
As a percentage of total revenue	64%	62%
Professional services	6,763	6,469	5%	1%
As a percentage of total revenue	3%	3%
Total maintenance and services revenue	$157,994	$158,096	—%	(1)%
As a percentage of total revenue	67%	65%

Maintenance and services revenue increased $1.0 million, or 2%, in the third quarter of fiscal year 2014 as compared to the same quarter last year. Maintenance revenue increased $1.0 million in the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2013, while professional services revenue remained flat.

Maintenance and services revenue decreased $0.1 million, or 0%, in the first nine months of fiscal year 2014 as compared to the same period last year. Maintenance revenue remained flat and professional services revenue increased 5% compared to the prior year. Professional services revenue increased in the first nine months of fiscal year 2014 as a result of the timing of professional services engagements.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2014	August 31, 2013	As Reported	Constant Currency
North America	$35,654	$34,596	3%	3%
As a percentage of total revenue	45%	45%
EMEA	$32,995	$32,315	2%	(2)%
As a percentage of total revenue	42%	42%
Latin America	$5,695	$5,496	4%	3%
As a percentage of total revenue	7%	7%
Asia Pacific	$4,930	$5,171	(5)%	(6)%
As a percentage of total revenue	6%	6%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2014	August 31, 2013	As Reported	Constant Currency
North America	$107,066	$111,446	(4)%	(4)%
As a percentage of total revenue	46%	46%
EMEA	$96,008	$98,344	(2)%	(6)%
As a percentage of total revenue	41%	40%
Latin America	$16,506	$18,844	(12)%	(5)%
As a percentage of total revenue	7%	8%
Asia Pacific	$15,058	$14,382	5%	11%
As a percentage of total revenue	6%	6%

Total revenue generated in North America during the third quarter of fiscal year 2014 increased $1.1 million, or 3%, as compared to the same quarter last year, and represented 45% of total revenue in both the third quarter of fiscal years 2014 and 2013. Total revenue generated in markets outside North America increased $0.6 million, an increase of 1% using actual exchange rates, and decreased 2% on a constant currency basis, in the third quarter of fiscal year 2014 as compared to the same quarter last year, and represented 55% of total revenue in both the third quarter of fiscal years 2014 and 2013. If exchange rates had remained constant in the third quarter of fiscal year 2014 as compared to the exchange rates in effect in the third quarter of fiscal year 2013, total revenue generated in markets outside North America would have represented 54% of total revenue.

Total revenue generated in North America during the first nine months of fiscal year 2014 decreased $4.4 million , or 4% , as compared to the same period last year, and represented 46% of total revenue in the first nine months of both fiscal years 2014 and 2013. Total revenue generated in markets outside North America decreased $4.0 million, or 4% on a constant currency basis and 3% using actual exchange rates, in the first nine months of fiscal year 2014 as compared to the same period last year, and represented 54% of total revenue in both the first nine months of fiscal 2014 and 2013. If exchange rates had remained constant in the first nine months of fiscal year 2014 as compared to the exchange rates in effect in the first nine months of fiscal year 2013, total revenue generated in markets outside North America would have remained at 54% of total revenue.

In the first nine months of fiscal year 2014, Latin America and Asia Pacific were hurt by weaker local currencies.

Cost of Software Licenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013	Percentage Change	August 31, 2014	August 31, 2013	Percentage Change
Cost of software licenses	$1,805	$1,587	14%	$4,951	$5,033	(2)%
As a percentage of software license revenue	7%	6%		6%	6%
As a percentage of total revenue	2%	2%		2%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses increased $0.2 million, or 14%, in the third quarter of fiscal year 2014 as compared to the same quarter last year, and increased as a percentage of software license revenue from 6% to 7%. Cost of software licenses decreased $0.1 million, or 2%, in the first nine months of fiscal year 2014 as compared to the same period last year, and remained flat as a percentage of software license revenue. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013	Percentage Change	August 31, 2014	August 31, 2013	Percentage Change
Cost of maintenance and services	$5,222	$6,403	(18)%	$16,276	$21,043	(23)%
As a percentage of maintenance and services revenue	10%	12%		10%	13%
As a percentage of total revenue	7%	8%		7%	9%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. Cost of maintenance and services decreased $1.2 million, or 18%, in the third quarter of fiscal year 2014 as compared to the same quarter last year, and decreased as a percentage of maintenance and services revenue from 12% to 10%. Cost of maintenance and services decreased $4.8 million, or 23%, in the first nine months of fiscal year 2014 as compared to the same period last year, and decreased as a percentage of maintenance and services revenue from 13% to 10%. The decrease in cost of maintenance and services is primarily due to lower compensation-related costs as a result of the significant decrease in headcount within our customer support organization compared to the first nine months of fiscal year 2013.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013	Percentage Change	August 31, 2014	August 31, 2013	Percentage Change
Amortization of acquired intangibles	$834	$529	58%	$1,893	$811	133%
As a percentage of total revenue	1%	1%		1%	—%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles increased $0.3 million, or 58%, in the third quarter of fiscal year 2014 as compared to the same quarter last year, and increased $1.1 million, or 133%, in the first nine months of fiscal year 2014 as compared to the same period last year. The increase was due to amortization of intangible assets acquired with the Rollbase and Modulus acquisitions, which were completed at the end of the second quarter of fiscal year 2013 and 2014, respectively, partially offset by decreases due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013	Percentage Change	August 31, 2014	August 31, 2013	Percentage Change
Gross profit	$71,413	$69,059	3%	$211,519	$216,129	(2)%
As a percentage of total revenue	90%	89%		90%	89%

Our gross profit increased $2.4 million, or 3%, in the third quarter of fiscal year 2014 as compared to the same quarter last year, and decreased $4.6 million, or 2%, in the first nine months of fiscal year 2014 as compared to the same period last year. Our gross profit as a percentage of total revenue increased from 89% in the third quarter of fiscal year 2013 to 90% in the third quarter of fiscal year 2014 and was 89% and 90% in the first nine months of 2013 and 2014, respectively. The dollar decrease in our gross profit during the nine month period was primarily related to the decrease in license revenue while the cost of licenses remained relatively flat period over period.

Sales and Marketing

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013	Percentage Change	August 31, 2014	August 31, 2013	Percentage Change
Sales and marketing	$22,477	$24,554	(8)%	$71,425	$79,086	(10)%
As a percentage of total revenue	28%	32%		30%	33%

Sales and marketing expenses decreased $2.1 million, or 8%, in the third quarter of fiscal year 2014 as compared to the same quarter last year, and decreased as a percentage of total revenue from 32% to 28%. Sales and marketing expenses decreased $7.7 million, or 10%, in the first nine months of fiscal year 2014 as compared to the same period last year, and decreased as a percentage of total revenue from 33% to 30%. The decrease in both periods was primarily due to lower compensation-related and travel costs in the sales function, as well as lower commission expense due to the lower level of license bookings as compared to the same periods in fiscal year 2013. The decrease in costs in these areas was slightly offset by an increase in stock based compensation expense during the third quarter of fiscal year 2014 due to accelerated vesting of restricted stock units in connection with the termination of employment of our SVP of Global Field Operations. Marketing expenses were relatively consistent between the periods.

Product Development

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013	Percentage Change	August 31, 2014	August 31, 2013	Percentage Change
Product development costs	$16,045	$14,615	10%	$48,576	$42,908	13%
Capitalized product development costs	(1,070)	—	100%	(3,008)	—	100%
Total product development expense	$14,975	$14,615	2%	$45,568	$42,908	6%
As a percentage of total revenue	19%	19%		19%	18%

Product development expenses increased $0.4 million, or 2%, in the third quarter of fiscal year 2014 as compared to the same quarter last year, and remained flat as a percentage of revenue at 19%. Product development expenses increased $2.7 million, or 6%, in the first nine months of fiscal year 2014 as compared to the same period last year, and increased as a percentage of revenue from 18% to 19%. The increase in both periods was primarily due to higher costs related to our new product strategy, including higher expenses related to building our Progress Pacific platform. The increase was partially offset by the deferral of capitalized product development costs related to certain development activities with respect to our cloud and mobile platforms beginning in the fourth quarter of fiscal year 2013.

General and Administrative

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013	Percentage Change	August 31, 2014	August 31, 2013	Percentage Change
General and administrative	$12,162	$13,660	(11)%	$35,236	$42,390	(17)%
As a percentage of total revenue	15%	18%		15%	17%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased $1.5 million, or 11%, in the third quarter of fiscal year 2014 as compared to the same quarter in the prior year, and decreased as a percentage of revenue from 18% to 15%. General and administrative expenses decreased $7.2 million, or 17%, in the first nine months of fiscal year 2014 as compared to the same period in the prior year, and decreased as a percentage of revenue from 17% to 15%. The decrease is primarily related to lower compensation-related costs as a result of headcount reduction actions occurring subsequent to the third quarter of fiscal year 2013, as well as lower professional services costs. The decrease in costs in these areas was slightly offset by an increase in stock based compensation expense during the third quarter of fiscal year 2014 due to accelerated vesting of restricted stock units in connection with the termination of employment of our SVP of Human Resources.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013	Percentage Change	August 31, 2014	August 31, 2013	Percentage Change
Amortization of acquired intangibles	$116	$211	(45)%	$428	$549	(22)%
As a percentage of total revenue	—%	—%		—%	—%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles decreased 45% and 22% in the third quarter and first nine months of fiscal year 2014, respectively, as compared to the same periods last year. The decrease is due to the completion of amortization of certain intangible assets acquired in prior years, partially offset by the amortization of intangible assets associated with the Rollbase acquisition, which was completed at the end of the second quarter of fiscal year 2013.

Restructuring Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013	Percentage Change	August 31, 2014	August 31, 2013	Percentage Change
Restructuring expenses	$1,680	$5,401	(69)%	$2,001	$9,127	(78)%
As a percentage of total revenue	2%	7%		1%	4%

Restructuring expenses recorded in the third quarter and first nine months of fiscal year 2014 relate to the restructuring activities occurring in fiscal years 2014, 2013 and 2012. See Note 12 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013	Percentage Change	August 31, 2014	August 31, 2013	Percentage Change
Acquisition-related expenses	$572	$957	(40)%	$3,148	$2,229	41%
As a percentage of total revenue	1%	1%		1%	1%

Acquisition-related expenses increased in the third quarter and first nine months of fiscal year 2014 compared to the same periods last year due to expenses related to earn-out provisions that were part of the Rollbase acquisition completed in the second quarter of fiscal year 2013, as well as transaction-related costs, primarily professional services fees, associated with the acquisition of Modulus, which was acquired in the second quarter of fiscal year 2014.

Income From Operations

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013	Percentage Change	August 31, 2014	August 31, 2013	Percentage Change
Income from operations	$19,431	$9,661	101%	$53,713	$39,840	35%
As a percentage of total revenue	24%	12%		23%	16%

Income from operations increased $9.8 million, or 101%, in the third quarter of fiscal year 2014 as compared to the same quarter last year, and increased $13.9 million, or 35%, in the first nine months of fiscal year 2014 as compared to the first nine months of fiscal year 2013. The increase in the third quarter and first nine months of fiscal year 2014 was primarily the result of the decrease in operating expenses.

Other Income (Expense)

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013	Percentage Change	August 31, 2014	August 31, 2013	Percentage Change
Interest income and other	$(1,922)	$371	(618)%	$(813)	$1,146	(171)%
Foreign currency loss, net	(535)	(194)	(176)%	(1,768)	(1,809)	(2)%
Total other income (expense), net	$(2,457)	$177	(1,488)%	$(2,581)	$(663)	289%
As a percentage of total revenue	(3)%	—%		(1)%	(1)%

Total other income (expense) decreased $2.6 million in the third quarter of fiscal year 2014 as compared to the same quarter last year, and decreased $1.9 million in the first nine months of fiscal year 2014 as compared to the same period last year. The decrease in both periods is primarily related to the realized loss incurred of $2.6 million resulting from the sale of our auction rate securities, which is included in interest income and other for the three and nine months ended August 31, 2014. The change in foreign currency losses is a result of movements in exchange rates and the impact on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013	Percentage Change	August 31, 2014	August 31, 2013	Percentage Change
Provision for income taxes	$5,879	$2,634	123%	$16,138	$14,018	15%
As a percentage of total revenue	7%	3%		7%	6%

Our effective tax rate was 32% in the first nine months of fiscal year 2014 compared to 36% in the first nine months of fiscal year 2013. The decrease in the effective rate is primarily due to the recognition of $2.1 million of tax benefits in the first quarter of fiscal year 2014 associated with the expected distribution from a foreign subsidiary that will occur in the foreseeable future.

Net Income

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013	Percentage Change	August 31, 2014	August 31, 2013	Percentage Change
Income from continuing operations	$11,095	$7,204	54%	$34,994	$25,159	39%
Income from discontinued operations	—	17,639	(100)%	—	34,712	(100)%
Net income	$11,095	$24,843	(55)%	$34,994	$59,871	(42)%
As a percentage of total revenue	14%	32%		15%	24%

Income from discontinued operations includes the revenues and direct expenses of the product lines we divested in fiscal year 2012 and the first quarter of fiscal year 2013 and the Apama product line, which was sold in July 2013. See Note 6 of Item 1 of this Quarterly Report for additional information related to our divested product lines.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	August 31, 2014	November 30, 2013
Cash and cash equivalents	$242,380	$198,818
Short-term investments	18,912	32,622
Total cash, cash equivalents and short-term investments	$261,292	$231,440

The increase in cash, cash equivalents and short-term investments of $29.9 million from the end of fiscal year 2013 was primarily due to cash inflows from operations of $68.5 million as well as the sale of auction rate securities during the third quarter of fiscal year 2014 of $26.2 million, partially offset by repurchases of our common stock of $52.6 million and the purchase of Modulus for cash consideration of $12.5 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of August 31, 2014, $84.7 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries.  A significant portion of this amount relates to the net undistributed earnings of our foreign subsidiaries, which are considered to be permanently reinvested; as such, they are not available to fund our domestic operations. If we were to repatriate the earnings, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

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

In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time. During the first nine months of fiscal year 2014, we repurchased 2.3 million shares of our common stock for $52.6 million.

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

Restructuring Activities

During the third quarter of fiscal year 2014, our management approved, committed to and initiated plans to make strategic changes to its organization to provide greater focus and agility in the delivery of next generation application development, deployment and integration solutions. Effective September 1, 2014, we began to operate as three distinct business units: OpenEdge, Application Development and Deployment, and Data Connectivity and Integration, each with dedicated sales, product management and product marketing functions. In connection with the new organizational structure, we no longer have a global head of sales, as well as certain other positions within the sales and administrative organizations. The organizational changes will not result in the closing of any of our facilities.

As part of the 2014 restructuring, for the three and nine months ended August 31, 2014, we incurred expenses of $1.5 million, which are related to employee costs, including severance, health benefits, and outplacement services, but excluding stock-based compensation. The expenses are recorded as restructuring expenses in the condensed consolidated statements of income. We do not expect to incur additional material costs with respect to the 2014 restructuring. Cash disbursements for expenses incurred to date under the 2014 restructuring are expected to be made over one year beginning in the fourth quarter of fiscal year 2014.

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

The Credit Agreement contains customary affirmative and negative covenants, including a requirement to maintain a balance of at least $100.0 million in cash and cash equivalents while making restricted equity-related payments (e.g. cash dividend distributions or share repurchases of our common stock). We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of

August 31, 2014, there were no amounts outstanding under the revolving line and $0.7 million of letters of credit outstanding. We are in compliance with our covenants by a significant margin.

Auction Rate Securities

During the third quarter of fiscal year 2014, we received favorable offers to purchase our auction rate securities (ARS). As a result of the favorable offers we received, we sold all of our remaining ARS for $26.2 million and received the proceeds during the quarter. The previously recorded unrealized losses associated with our ARS have been adjusted based on the sale prices and recorded as a realized loss of $2.6 million during the three months ended August 31, 2014 within other income (expense) in the condensed consolidated statement of operations.

Cash Flows from Operating Activities

	Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013
Net income	$34,994	$59,871
Non-cash reconciling items included in net income	31,411	(42,810)
Changes in operating assets and liabilities	2,064	(30,340)
Net cash flows from (used in) operating activities	$68,469	$(13,279)

The increase in cash generated from operations in the first nine months of fiscal year 2014 as compared to the first nine months of fiscal year 2013 was primarily due to $56.3 million in payments made in the first nine months of fiscal year 2013 for income taxes related to the divestitures of the product lines discussed in Note 6, as well as an additional $7.8 million in payments related to the restructuring activities discussed in Note 12 in the first nine months of fiscal year 2013 as compared to the first nine months of fiscal year 2014. Total net tax payments made in the first nine months of fiscal year 2014 were $6.3 million, compared to $66.6 million in the first nine months of fiscal year 2013.

Our gross accounts receivable as of August 31, 2014 decreased by $9.5 million from the end of fiscal year 2013, which is primarily due to the decrease in license revenue during the first nine months of fiscal year 2014 compared to the same period in the prior year. Days sales outstanding (DSO) in accounts receivable was 66 days, which is consistent the end of fiscal year 2013. We target a DSO range of 60 to 75 days.

Cash Flows from Investing Activities

	Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013
Net investment activity	$39,231	$25,710
Purchases of property and equipment	(7,183)	(2,989)
Capitalized software development costs	(3,008)	—
Payments for acquisitions, net of cash acquired	(12,493)	(9,450)
Proceeds from divestitures, net	3,300	111,120
Other investing activities	144	835
Net cash flows from investing activities	$19,991	$125,226

Net cash inflows and outflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities which are classified as cash equivalents or short-term securities. In addition, we purchased $7.2 million of property and equipment in the first nine months of fiscal year 2014, including a $4.5 million investment in licensed software for use in our Pacific mobility platform, as compared to $3.0 million in the first nine months of fiscal year 2013. We also received $3.3 million in the first quarter of fiscal year 2014 from an escrow release related to the divestitures discussed in Note 6, as compared to $111.1 million of proceeds related to the sale of divested product lines in the first nine months of fiscal year 2013, which was the primary reason for the decrease in net cash inflows from investing activities period over period.

Cash Flows from Financing Activities

	Nine Months Ended
(In thousands)	August 31, 2014	August 31, 2013
Proceeds from stock-based compensation plans	$10,714	$49,109
Repurchases of common stock	(52,604)	(241,184)
Other financing activities	(2,917)	(1,635)
Net cash flows used in financing activities	$(44,807)	$(193,710)

We received $10.7 million in the first nine months of fiscal year 2014 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $49.1 million in the first nine months of fiscal year 2013. In addition, in the first nine months of fiscal year 2014, we repurchased $52.6 million of our common stock under our share repurchase plan compared to $241.2 million in the same period of the prior year.

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

Revenue Backlog

(In thousands)	August 31, 2014	August 31, 2013
Deferred revenue, primarily related to unexpired maintenance and support contracts	$95,279	$97,578
Multi-year licensing arrangements (1)	8,474	13,713
Total revenue backlog	$103,753	$111,291

(1)	Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.
We typically fulfill most of our software license orders within 30 days of acceptance of a purchase order. Assuming all other revenue recognition criteria have been met, we recognize software license revenue upon shipment of the product, or if delivered electronically, when the customer has the right to access the software. Because there are many elements governing when revenue is recognized, including when orders are shipped, credit approval obtained, completion of internal control processes over revenue recognition and other factors, management has some control in determining the period in which certain revenue is recognized. We had in the past and may have in the future open software license orders which have not shipped or have otherwise not met all the required criteria for revenue recognition. Beginning in the second quarter of 2013, we changed our processes such that the amount of open software license orders received but not shipped at the end of the quarter was reduced to $0 at the end of the second, third, and fourth quarters of fiscal year 2013 and the first, second and third quarters of fiscal year 2014. We expect this will continue in future periods and we generally do not believe that the amount, if any, of such software license orders at the end of a particular reporting period is a reliable indicator of future performance. In addition, there is no industry standard for the definition of backlog and there may be an element of estimation in determining the amount. As such, direct comparisons with other companies may be difficult or potentially misleading.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 brings consistency to the accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. This guidance is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015. Early adoption is permitted. In addition, all entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date of the ASU) or retrospectively. We are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. We are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of fiscal year 2014, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2013 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended August 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the third quarter of fiscal year 2014 is as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
June 2014	1,500	$23.99	1,500	$64,964
July 2014	738,056	23.79	738,056	47,396
August 2014	—	—	—	47,396
Total	739,556	$23.79	739,556	$47,396

(1)
In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program. Under this authorization, we have repurchased 2.3 million shares for $52.6 million during the first six months of fiscal year 2014.

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

101***
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended August 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2014 and November 30, 2013; (ii) Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2014 and August 31, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2014 and August 31, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2014 and August 31, 2013; and (v) Notes to Condensed Consolidated Financial Statements.

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

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	October 9, 2014	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 9, 2014	/s/ CHRIS E. PERKINS
Chris E. Perkins
Senior Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Dated:	October 9, 2014	/s/ PAUL A. JALBERT
Paul A. Jalbert
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)