Form 10-K
period 2014-11-30
PROGRESS SOFTWARE CORP /MA
filed 2015-01-29
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2014
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
Yes  ☐    No  ☒

As of May 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,083,000,000.

As of January 21, 2015, there were 50,668,000 common shares outstanding.

Documents Incorporated By Reference
Portions of the definitive Proxy Statement in connection with the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2014

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

Fiscal Year 2014 Highlights and Recent Developments

Acquisitions

In May 2014, we acquired Modulus LLC (Modulus), a platform-as-a-service provider offering a platform for easily hosting, deploying, scaling and monitoring data-intensive, real-time applications using powerful, rapidly growing Node.js and MongoDB technologies. The Modulus Node.js and MongoDB cloud platform is designed to simplify and speed development of the new generation of scalable, always connected business and consumer applications.

In October 2014, we acquired BravePoint, Inc. (BravePoint), a leading provider of consulting, training and application development services designed to increase customers' profitability and competitiveness through the use of technology. The acquisition significantly extends our services capabilities and enhances our ability to quickly enable our partners and customers to take greater advantage of new technologies.

In December 2014, following our fiscal year end, we acquired Telerik AD (Telerik), a leading provider of application development tools. Telerik enables its 1.4 million strong developer community to create compelling user experiences across cloud, web, mobile and desktop applications. Through this acquisition, we now provide comprehensive cloud and on-premise platform offerings that enable developers to rapidly create beautiful applications, driven by data for any web, desktop or mobile platform.

Business Unit Restructuring

Effective September 1, 2014, we began to operate as three distinct business units: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment, each with dedicated sales, product management and product marketing functions. These changes were designed to enable the business to better deliver against the fast paced requirements in the on-premise and cloud application development and data connectivity and integration markets. As a result of these changes, we adopted segment reporting for our three business units beginning in the fourth fiscal quarter of 2014.

Share Repurchase Authorization

In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program. Under this authorization, we repurchased 2.3 million shares for $52.6 million during 2014.

New Credit Facility

In December 2014, we entered into a new $300 million term and revolving credit facility with JPMorgan Chase Bank, N.A. and a syndicate of other lenders. This new credit facility replaced our prior $150 million revolving credit facility. We used the $150 million term loan to finance a portion of the Telerik acquisition.

Our Business Units

OpenEdge Business Unit

The OpenEdge business unit drives growth within OpenEdge’s large, diverse partner base by providing the product enhancements and marketing support these partners need to sell more of their existing solutions to their customers. The OpenEdge business unit is also focused on providing partners and direct end users with a clear path to develop and integrate cloud-based applications in the future. With an enhanced services organization bolstered by the acquisition of BravePoint, Progress helps partners and customers leverage their core assets and develop strategies that protect current investments, while addressing changing business requirements.

The solutions within the OpenEdge Business Unit include:

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

Data Connectivity and Integration Business Unit

The Data Connectivity and Integration Business Unit (DCI) is focused on the growth of our data assets, including the data integration components of the Pacific Platform. Data is at the core of every application, and with the exponential growth in the number and volume of data sources, this business unit addresses the increasingly complex challenges that organizations have in accessing and integrating that data.

The solutions within the DCI Business Unit include:

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

Progress Easyl

Progress Easyl is a cloud-based data preparation tool that allows non-technical business professionals to access data from any source with easy-to-use templates and no coding required.

Application Development and Deployment Business Unit

The Application Development and Deployment (AppDev) business unit is focused on generating net new customers of the application development assets within our Pacific Platform and, starting December 2, 2014, from Telerik. This business unit has the focus and agility of a start-up, able to react quickly to changes in this rapidly-evolving market. Having a team solely focused on this market enables it to deliver PaaS innovation at a rapid pace, and meet the demands of developers who are seeking to increase their productivity and move toward the cloud.

The solutions within the AppDev Business Unit include:

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

Progress Rollbase

Progress Rollbase is application development software that allows rapid creation of software as a service (SaaS) business applications using point & click, drag & drop tools in a standard web browser with a minimal amount of code. Progress Rollbase applications can be deployed in any cloud or on-premise infrastructure.

Modulus

Modulus is a control platform for running Node.js applications, one of the most productive control platform languages available today. The Modulus Node.js and MongoDB cloud platform is designed to simplify and speed development of the new generation of scalable, always connected business and consumer applications that are constantly monitored and optimized for the best experience.

Telerik Dev Tools

Telerik Dev Tools is a cross-platform, user experience design, quality assurance, debugging and reporting suite for next generation web, mobile, desktop and HTML5 applications. Utilizing Telerik’s Dev Tools enables developers to focus on business logic and not infrastructure. Included in the Telerik Dev Tools are Telerik Fiddler and Kendo UI.

Telerik Dev Cloud

Telerik Dev Cloud is a cloud-based application design, deployment, hosting and testing suite featuring hybrid application development environment, backend as a service, analytics and mobile testing.

Telerik Platform

The Telerik Platform is a complete end-to-end application lifecycle solution that combines Telerik’s Dev Tools, Dev Cloud and ALM products into an integrated platform for mobile application development using any approach (web, hybrid and native).

Telerik ALM

Telerik ALM is an application lifecycle management suite for testing web, mobile and desktop applications that covers the process from idea to deployment. The products that make up Telerik ALM are Telerik Team Pulse and Telerik Test Studio.

Telerik Sitefinity

Telerik Sifefinity is a next-generation web content management and customer analytics platform for managing and optimizing digital experiences. Telerik Sitefinity combines superior end-user experience with high level of customization capabilities for developers.

Product Development

Most of our products have been developed by our internal product development staff or the internal staffs of acquired companies. We believe that the features and performance of our products are competitive with those of other available development and deployment tools and that none of the current versions of our products are approaching obsolescence. However, we believe that significant investments in new product development and continuing enhancements of our current products will be required for us to maintain our competitive position.

As of November 30, 2014, we have four primary development offices in North America, one primary development office in EMEA and one primary development office in India. We spent $63.1 million, $58.2 million, and $44.4 million in fiscal years 2014, 2013 and 2012, respectively, on product development, including capitalized software development costs. As a result of the Telerik acquisition, we now have an additional primary development office in Sofia, Bulgaria.

Customers

We market our products globally through several channels: directly to end-users and indirectly to application partners (or ISVs), OEMs, and system integrators. Sales of our solutions and products through our direct sales force have historically been to business managers or IT managers in corporations and governmental agencies. For sales of the solutions within our AppDev business unit, we principally target developers who create business applications, from individuals to teams, within enterprises of all sizes.

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

Original Equipment Manufacturers

We enter into arrangements with OEMs whereby the OEM embeds our products into its solutions, typically either software or technology devices. OEMs typically license the right to embed our products into their solutions and distribute such solutions for initial terms ranging from one to three years. Historically, a significant portion of our OEMs have renewed their agreements upon the expiration of the initial term. However, we are not assured that they will continue to renew in the future.

Sales and Marketing

We sell our products and solutions through our direct sales force and indirect channel partners. We have sold our products and solutions to enterprises in over 180 countries. Our sales and field marketing groups are organized by business unit and secondarily by region. We operate by region in North America, Latin America, EMEA and Asia Pacific. We believe this structure allows us to maintain direct contact with our customers and support their diverse market requirements. Our international operations provide focused local sales, support and marketing efforts and are able to respond directly to changes in local conditions.

In addition to our direct sales efforts, we distribute our products through systems integrators, resellers, distributors, and OEM partners in the United States and internationally. Systems integrators typically have expertise in vertical or functional markets. In some cases, they resell our products, bundling them with their broader service offerings. In other cases, they refer sales opportunities to our direct sales force for our products. Distributors sublicense our products and provide service and support within their territories. OEMs embed portions of our technology in their product offerings.

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

Our marketing personnel conduct a variety of marketing engagement programs designed to create demand for our products, enhance the market readiness of our products, raise the general awareness of our company and our products and solutions, generate leads for the sales organization and promote our various products. These programs include press relations, analyst relations, investor relations, digital/web marketing, marketing communications, participation in trade shows and industry conferences, and production of sales and marketing literature. We also hold global events, as well as regional user events in various locations throughout the world.

Our sales and marketing efforts with respect to the solutions within our Application Development and Deployment business unit differ from our traditional sales and marketing efforts because the target markets are different. For the products in our AppDev business unit, we are designing our marketing and sales model to be efficient for high volumes of lower-price transactions. Our marketing efforts will focus on driving traffic to our websites and on generating high quality sales leads, in many cases, consisting of developer end users who download a free evaluation of our software. Our sales efforts will then focus on converting these leads into paying customers through a high volume, short duration, sales process. Of particular importance to our target market, we enable our customers to buy our products in a manner convenient to them, whether by purchase order, online with a credit card or through our channel partners.

Customer Support

Our customer support staff provides telephone and Web-based support to end-users, application developers and OEMs. Customers may purchase maintenance services entitling them to software updates, technical support and technical bulletins. Maintenance is generally not required with our products and is purchased at the customer's option. We provide support to customers primarily through our main regional customer support centers in Bedford, Massachusetts; Morrisville, North Carolina; Rotterdam, The Netherlands; Hyderabad, India; Melbourne, Australia; and Sofia, Bulgaria. Local technical support for specific products is provided in certain other countries as well.

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

In 2014, we significantly bolstered our professional services capabilities by acquiring BravePoint, a leading provider of consulting, training and application development services. This acquisition enhances our ability to quickly enable our partners and customers to take greater advantage of new technologies. With the acquisition of BravePoint, our services offerings include: application modernization; data management, managed database services; performance enhancements and tuning; and analytics/business intelligence. The purchase of BravePoint will principally benefit our OpenEdge business unit.

Competition

The computer software industry is intensely competitive. We experience significant competition from a variety of sources with respect to all of our products. Factors affecting competition in the markets we serve include product performance in complex applications, application solutions, vendor experience, ease of integration, price, training and support.

We compete in various markets with a number of entities, such as salesforce.com, Inc., Amazon.com, Inc., Software AG, RedHat, Inc., Pivotal Software, Inc., Microsoft Corporation, Oracle Corporation and other smaller firms. Many of these vendors offer PaaS, application development, data integration and other tools in conjunction with their CRM, web services, operating systems and relational database management systems. We believe that IBM Corporation, Microsoft Corporation and Oracle Corporation currently dominate the relational database market. We do not believe that there is a dominant vendor in the other infrastructure software markets, including PaaS and application development. Some of our competitors have greater financial, marketing or technical resources than we have and/or may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our revenue and market presence.

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

Business Segment and Geographical Information

Effective September 1, 2014, we began operating as three distinct business units: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment, each with dedicated sales, product management and product marketing functions. As a result of these changes, we began segment reporting for our three business units beginning in the fourth fiscal quarter of 2014. The segment information for the prior periods presented has been restated to reflect the change in our reportable segments. For additional information on business segments as well as geographical financial information, see Note 17 to our consolidated financial statements, which are incorporated herein by reference.

Employees

As of November 30, 2014, we had 1,075 employees worldwide, including 307 in sales and marketing, 186 in customer support and services, 421 in product development and 161 in administration. As a result of the Telerik acquisition, we have approximately 1,800 employees worldwide. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in those jurisdictions. We have experienced no work stoppages and believe our relations with employees are good.

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

Fluctuations in foreign currency exchange rates could have an adverse impact on our financial condition and results of operations. Changes in the value of foreign currencies relative to the U.S. dollar may adversely affect our results of operations and financial position. For example, during the second half of 2014 and early 2015, the value of the U.S. dollar strengthened in comparison to certain foreign currencies, including in Europe, Brazil and Australia. As more than 50% of our revenue comes from sales outside of the U.S., our revenue results have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

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

The increased emphasis on a cloud strategy may give rise to risks that could harm our business. We are devoting significant resources to the development of technologies and service offerings in the cloud-based PaaS market where we have a limited operating history. Our cloud strategy requires continued investment in product development and cloud operations as well as a change in the way we price and deliver our products. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the cloud-based computing market, and greater sales and marketing resources. It is uncertain whether these strategies will prove successful or whether we will be able to develop the infrastructure and business models more quickly than our competitors. Our cloud strategy may give rise to a number of risks, including the following:

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

We face various risks in connection with our acquisition of Telerik AD.  On December 2, 2014, we completed the acquisition of Telerik. We face various risks in connection with our acquisition of Telerik, including the effects of disruption from the transaction making it more difficult to maintain relationships with employees, licensees, other business partners or governmental entities, other business effects, including the effects of industry, economic or political conditions outside of our or Telerik’s control, transaction costs, actual or contingent liabilities, diversion of management, uncertainties as to whether anticipated synergies will be realized and uncertainties as to whether Telerik’s business will be successfully integrated with our business. Any one or more of these factors could have a material adverse effect on the combined business, our results of operations and our financial condition.

We may make additional acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition, results of operations or cash flows. We may continue to make acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Any acquisitions that we do complete involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. In addition, an acquisition may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected or we may overpay for, or otherwise not realize the expected return on, our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill. These factors could have a material adverse effect on our business, financial condition, operating results and cash flows. The consideration we pay for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

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

We are required to comply with certain financial and operating covenants under our credit facility and to make scheduled debt payments as they become due; any failure to comply with those covenants or to make scheduled payments could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility. On December 2, 2014, we entered into a new credit facility, which consists of a $150 million term loan and a $150 million revolving loan (and may be increased by an additional $75 million in the form of revolving loans or term loans, or a combination thereof if the existing or additional lenders are willing to make such increased commitments). This new facility matures on December 2, 2019, at which time any amounts outstanding will be due and payable in full. As of December 2, 2014, we had $150 million outstanding under the credit facility. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions and share repurchases.

We are required to comply with specified financial and operating covenants and to make scheduled repayments of our term loan, which limits our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet any payment obligations under the facility could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow funds, we will be unable to borrow funds.

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

Item 2. Properties

We own our principal administrative, sales, support, marketing, product development and distribution facilities, which are located in three buildings totaling approximately 258,000 square feet in Bedford, Massachusetts. In addition, we maintain offices in leased facilities in various other locations in North America and outside North America, including Australia, Belgium, Brazil, Bulgaria, France, Germany, India, Netherlands, Singapore, and the United Kingdom. The terms of our leases generally range from one to six years. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed.

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

	Fiscal Year Ended
	November 30, 2014		November 30, 2013
	High	Low	High	Low
First quarter	$26.75	$22.81	$24.50	$19.89
Second quarter	$25.47	$20.06	$24.40	$20.41
Third quarter	$24.88	$20.92	$26.03	$21.00
Fourth quarter	$27.43	$22.27	$26.95	$24.15

We have not declared or paid cash dividends on our common stock and we do not plan to pay cash dividends to our shareholders in the near future. As of December 31, 2014, our common stock was held by approximately 199 shareholders of record.

In January 2014, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time. As of November 30, 2014, we had repurchased approximately 2.3 million shares for $52.6 million under this authorization. We did not repurchase any shares of our common stock during the fourth quarter of fiscal year 2014.

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for each of the last five fiscal years ended November 30, 2014, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

Comparison of 5 Year Cumulative Total Return(1)
Among Progress Software Corporation, the NASDAQ Composite Index and the
NASDAQ Computer Index

(1) $100 invested on November 30, 2009 in stock or index, including reinvestment of dividends.

November 30,	2009	2010	2011	2012	2013	2014
Progress Software Corporation	$100.00	$160.00	$126.92	$125.30	$164.11	$160.69
NASDAQ Composite	100.00	116.49	122.18	140.36	189.31	223.43
NASDAQ Computer	100.00	118.31	127.84	143.32	181.11	231.36

Item 6. Selected Financial Data

The following table sets forth selected financial data for the last five fiscal years (in thousands, except per share data):

Year Ended November 30,	2014	2013	2012	2011	2010
Revenue	$332,533	$333,996	$317,612	$333,610	$329,786
Income from operations	80,740	63,740	67,789	108,712	109,816
Income from continuing operations	49,458	39,777	44,954	71,389	74,551
Net income	49,458	74,907	47,444	59,629	48,098
Basic earnings per share from continuing operations	0.97	0.73	0.71	1.09	1.17
Diluted earnings per share from continuing operations	0.96	0.72	0.71	1.06	1.13
Cash, cash equivalents and short-term investments	283,268	231,440	355,217	261,416	322,396
Total assets	703,061	682,187	884,977	864,263	939,393
Long-term debt, including current portion	—	—	—	357	664
Shareholders’ equity	543,245	513,654	638,399	625,110	690,274

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

Revised Prior Period Amounts

Our financial results for prior periods have been revised, in accordance with GAAP, to reflect certain changes to our business and other matters. The impact on prior periods of discontinued operations due to the sale of our divested product lines was previously included in the Annual Report on Form 10-K for the fiscal year ended November 30, 2013. Prior period amounts have been revised for the impact of changes to our reportable segments as a result of organizational structure changes. Refer to Item 8 of this Form 10-K for an additional description of these items.

Overview

We are a global software company that simplifies the development, deployment and management of business applications on-premise or in the cloud, on any platform or device, to any data source, with enhanced performance, minimal IT complexity and low total cost of ownership. We intend to become a leading provider of next-generation application development and deployment capabilities in the cloud for the PaaS market. In furtherance of this strategy, we began to unify the product capabilities of our core product lines with the goal of refining and enhancing our next generation, feature-rich application development and deployment solution targeting the new market category of PaaS.

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

During fiscal years 2012 and 2013, we completed divestitures of eleven product lines which were not considered core product lines of our business. The aggregate purchase price for these product lines was approximately $175 million. Our operating performance was adversely impacted in fiscal years 2012 and 2013 by temporarily higher expense levels and restructuring costs as we transitioned away from the product lines we divested.

In fiscal year 2014, we continued to invest in our existing product lines and also announced the release of Easyl, our latest product offering included in our Pacific platform, which is a data analysis tool that dramatically simplifies the process of accessing, blending, and reporting on organizational data.

We also made acquisitions in fiscal year 2014 in furtherance of our PaaS strategy and designed to accelerate our growth. In May 2014, we acquired Modulus LLC (Modulus), a PaaS provider offering a platform for easily hosting, deploying, scaling and monitoring data-intensive, real-time applications using powerful, rapidly growing Node.js and MongoDB technologies. In October, we acquired BravePoint, Inc. (BravePoint), a leading provider of consulting, training and application development services designed to increase customers' profitability and competitiveness through the use of technology. The acquisition of BravePoint significantly extends our services capabilities and enhances our ability to quickly enable our partners and customers to take greater advantage of new technologies.

Following the end of fiscal year 2014, we acquired Telerik AD, a leading provider of application development tools. Telerik enables its 1.4 million strong developer community to create compelling user experiences across cloud, web, mobile and desktop applications. Through this acquisition, we now provide comprehensive cloud and on-premise platform offerings that enable developers to rapidly create beautiful applications, driven by data for any web, desktop or mobile platform. Our operating performance in fiscal year 2015 may be impacted by the disruption caused by the acquisition of Telerik as we finalize our integration efforts.

Effective September 1, 2014, we began operating as three distinct business units: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment, each with dedicated sales, product management and product marketing functions. As a result of these changes, we began segment reporting for our three business units beginning in the fourth fiscal quarter of 2014. The segment information for the prior periods presented has been restated to reflect the change in our reportable segments.

In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program. Under this authorization, we have repurchased 2.3 million shares for $52.6 million during fiscal year 2014.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. During the fourth quarter of 2014 and early 2015, the value of the U.S. dollar strengthened in comparison to certain foreign currencies, including in Europe, Brazil and Australia. As more than 50% of our revenue comes from sales outside of the U.S., our revenue results have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates

We have evaluated, and expect to continue to evaluate, possible acquisitions and other strategic transactions designed to expand our business and/or add complementary products and technologies to our existing product sets. As a result, our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions.

We believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months.

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year.

				Percentage Change
	Percentage of Total Revenue			2014 Compared to 2013	2013 Compared to 2012
	2014	2013	2012
Revenue:
Software licenses	35%	37%	34%	(4)%	15%
Maintenance and services	65	63	66	1	—
Total revenue	100	100	100	—	5
Costs of revenue:
Cost of software licenses	2	2	2	(7)	19
Cost of maintenance and services	7	8	9	(7)	(10)
Amortization of acquired intangibles	1	—	—	124	103
Total costs of revenue	10	10	11	(2)	(4)
Gross profit	90	90	89	—	6
Operating expenses:
Sales and marketing	31	32	31	(4)	7
Product development	18	17	14	3	29
General and administrative	15	17	20	(14)	(10)
Amortization of acquired intangibles	—	—	—	(14)	(7)
Restructuring expenses	1	4	2	(81)	66
Acquisition-related expenses	2	1	—	83	*
Total operating expenses	67	71	67	(8)	10
Income from operations	24	19	21	27	(6)
Other income (expense)	(1)	—	—	(207)	*
Income from continuing operations before income taxes	23	19	21	24	(8)
Provision for income taxes	9	7	7	23	—
Income from continuing operations	15	12	14	24	(12)
Income (loss) from discontinued operations, net	—	11	1	(100)	*
Net income	15%	23%	15%	(34)%	58%

* Not meaningful

Fiscal Year 2014 Compared to Fiscal Year 2013

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2014	November 30, 2013	As Reported	Constant Currency
Revenue	$332,533	$333,996	—%	—%

Total revenue decreased $1.5 million in fiscal year 2014 as compared to fiscal year 2013. The decrease in revenue in fiscal year 2014 was primarily a result of a decrease in license revenue as further described below.

Changes in prices from fiscal year 2013 to fiscal year 2014 did not have a significant impact on our revenue. Changes in foreign currency exchange rates did not significantly impact our reported revenues on a consolidated basis for fiscal year 2014.

License Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2014	November 30, 2013	As Reported	Constant Currency
License	$117,801	$122,312	(4)%	(3)%
As a percentage of total revenue	35%	37%

Software license revenue decreased $4.5 million, or 4%, in fiscal year 2014 as compared to fiscal year 2013. Software license revenue would have decreased by 3% if exchange rates had been constant in fiscal year 2014 as compared to exchange rates in effect in fiscal year 2013. License revenue in fiscal year 2014 decreased in the North America, EMEA, and Latin America regions, mainly as a result of lower revenues related to our DataDirect product, primarily to direct end users. The decrease in DataDirect sales was primarily due to the upfront revenue recognition in fiscal year 2013 on several large multi-year OEM renewals, as well as the weakness in our pipeline from earlier in the year, which impacted our revenue growth in the first three quarters of fiscal year 2014.

Maintenance and Services Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2014	November 30, 2013	As Reported	Constant Currency
Maintenance	$202,496	$202,857	—%	—%
As a percentage of total revenue	61%	61%
Professional services	$12,236	$8,827	39%	38%
As a percentage of total revenue	4%	3%
Total maintenance and services revenue	$214,732	$211,684	1%	(1)%
As a percentage of total revenue	65%	63%

Maintenance and services revenue increased $3.0 million in fiscal year 2014 as compared to fiscal year 2013. Maintenance revenue remained essentially flat and professional services revenue increased 39% compared to the prior year. The increase in professional services revenue in fiscal year 2014 was primarily due to the impact of the BravePoint acquisition during the fourth quarter of fiscal year 2014.

Revenue by Region

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2014	November 30, 2013	As Reported	Constant Currency
North America	$150,716	$154,279	(2)%	(2)%
As a percentage of total revenue	45%	46%
EMEA	$131,335	$133,600	(2)%	(4)%
As a percentage of total revenue	40%	40%
Latin America	$24,917	$25,370	(2)%	6%
As a percentage of total revenue	7%	8%
Asia Pacific	$25,565	$20,747	23%	29%
As a percentage of total revenue	8%	6%

Total revenue generated in North America decreased $3.6 million, and total revenue generated outside North America increased $2.1 million, in fiscal year 2014 as compared to fiscal year 2013. Total revenue generated in markets outside North America represented 55% of total revenue in fiscal year 2014 compared to 54% of total revenue in fiscal year 2013. Total revenue generated in markets outside North America would have represented 55% of total revenue if exchange rates had been constant in fiscal year 2014 as compared to the exchange rates in effect in fiscal year 2013. The increase in the Asia Pacific region was due to a large multi-year deal with two OpenEdge end users.

Revenue by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
OpenEdge segment	$296,721	$293,508	1%
Data Connectivity and Integration segment	34,772	40,089	(13)%
Application Development and Deployment segment	1,040	399	161%
Total revenue	$332,533	$333,996	—%

Revenue in the OpenEdge segment increased $3.2 million, or 1%, due to growth in the Asia Pacific and Latin America regions, as well as incremental services revenues as a result of the BravePoint acquisition during the fourth quarter of fiscal year 2014. Data Connectivity and Integration revenue decreased $5.3 million, or 13%, year over year, primarily in North America. The decrease in Data Connectivity and Integration revenue was primarily due to the upfront revenue recognition in fiscal year 2013 on several large multi-year OEM renewals, as well as the weakness in our pipeline from earlier in the year, which impacted our revenue growth in the first three quarters of fiscal year 2014. Application Development and Deployment revenue was $1.0 million in fiscal year 2014 compared to $0.4 million in fiscal year 2013.

Cost of Software Licenses

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
Cost of software licenses	$6,396	$6,889	(7)%
As a percentage of software license revenue	5%	6%
As a percentage of total revenue	2%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses decreased $0.5 million in fiscal year 2014 as compared to fiscal year 2013, and decreased as a percentage of software license revenue from 6% to 5%, due to lower royalties. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
Cost of maintenance and services	$24,864	$26,753	(7)%
As a percentage of maintenance and services revenue	12%	13%
As a percentage of total revenue	7%	8%

Cost of maintenance and services consists primarily of costs of providing customer support, education and consulting. Cost of maintenance and services decreased $1.9 million in fiscal year 2014 as compared to fiscal year 2013, and decreased as a percentage of maintenance and services revenue from 13% to 12%. The decrease in cost of maintenance and services in fiscal year 2014 is primarily due to lower compensation-related costs as a result of the significant decrease in headcount within our customer support organization compared to fiscal year 2013, which more than offset the increase in costs of services due to the acquisition of BravePoint during the fourth quarter of fiscal year 2014.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
Amortization of acquired intangibles	$2,999	$1,340	124%
As a percentage of total revenue	1%	—%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to intangible assets for technology obtained in business combinations. Amortization of acquired intangibles increased $1.7 million in fiscal year 2014 as compared to fiscal year 2013. The increase was due to amortization of intangible assets acquired as a result of the Rollbase and Modulus acquisitions, which were completed at the end of the second quarter of fiscal year 2013 and 2014, respectively, and the BravePoint acquisition completed during the fourth quarter of fiscal year 2014, partially offset by decreases due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
Gross profit	$298,274	$299,014	—%
As a percentage of total revenue	90%	90%

Our gross profit decreased $0.7 million in fiscal year 2014 as compared to fiscal year 2013, and our gross profit as a percentage of total revenue was 90% for both periods. The dollar decrease in our gross profit was primarily due to lower license revenue offset by lower cost of maintenance and services.

Sales and Marketing

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
Sales and marketing	$101,496	$105,997	(4)%
As a percentage of total revenue	31%	32%

Sales and marketing expenses decreased $4.5 million in fiscal year 2014 as compared to fiscal year 2013, and decreased as a percentage of total revenue from 32% to 31%. The decrease was primarily due to lower compensation-related and travel costs in the sales function, as well as lower commission expense due to the lower level of license bookings as compared to fiscal year 2013. The decrease in costs in these areas was slightly offset by an increase in stock based compensation expense during the third quarter of fiscal year 2014 due to accelerated vesting of restricted stock units in connection with the termination of employment of our Senior Vice President of Global Field Operations. Marketing expenses were relatively consistent between the periods.

Product Development

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
Product development costs	$63,099	$58,172	8%
Capitalized product development costs	(4,134)	(836)	394%
Total product development expense	$58,965	$57,336	3%
As a percentage of total revenue	18%	17%

Product development expenses increased $1.6 million in fiscal year 2014 as compared to fiscal year 2013, and increased as a percentage of revenue from 17% to 18%. The increase was primarily due to higher costs related to building our Progress Pacific platform. The increase was partially offset by the deferral of capitalized product development costs related to certain development activities with respect to our cloud and mobile platforms beginning in the fourth quarter of fiscal year 2013, as well as lower incentive compensation costs.

General and Administrative

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
General and administrative	$48,292	$55,994	(14)%
As a percentage of total revenue	15%	17%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased $7.7 million in fiscal year 2014 as compared to fiscal year 2013, and decreased as a percentage of revenue from 17% to 15%. The decrease is primarily related to lower compensation-related costs as a result of headcount reduction actions occurring subsequent to the third quarter of fiscal year 2013, as well as lower incentive compensation and professional services costs. The decrease in costs in these areas was slightly offset by an increase in stock based compensation expense during the third quarter of fiscal year 2014 due in part to accelerated vesting of restricted stock units in connection with the termination of employment of our Senior Vice President of Human Resources.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
Amortization of acquired intangibles	$653	$760	(14)%
As a percentage of total revenue	—%	—%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of these acquired intangibles decreased 14% in fiscal year 2014 as compared to fiscal year 2013 due to the completion of amortization of certain intangible assets acquired in prior years, offset by the amortization of intangible assets associated with the Rollbase and Modulus acquisitions, which were completed during the second quarter of fiscal years 2013 and 2014, respectively, and the BravePoint acquisition, which was completed in the fourth quarter of fiscal year 2014.

Restructuring Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
Restructuring expenses	$2,266	$11,983	(81)%
As a percentage of total revenue	1%	4%

We incurred restructuring expenses of $2.3 million in fiscal year 2014 as compared to $12.0 million in fiscal year 2013. Restructuring expenses in fiscal year 2014 relate to the restructuring actions occurring in fiscal years 2014, 2013 and 2012. See Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also "Liquidity and Capital Resources".

Acquisition-Related Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
Acquisition-related expenses	$5,862	$3,204	83%
As a percentage of total revenue	2%	1%

Acquisition-related expenses increased in fiscal year 2014 compared to fiscal year 2013 due to expenses related to earn-out provisions that were part of the Rollbase acquisition completed in the second quarter of fiscal year 2013, as well as transaction-related costs, primarily professional services fees, associated with the acquisition of Modulus, which was acquired in the second quarter of fiscal year 2014, BravePoint, which was acquired in the fourth quarter of fiscal year 2014, and Telerik, which was acquired in the first quarter of fiscal year 2015.

Income from Operations

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
Income from operations	$80,740	$63,740	27%
As a percentage of total revenue	24%	19%

Income from operations increased $17.0 million in fiscal year 2014 as compared to fiscal year 2013, and increased as a percentage of total revenue from 19% to 24%. As discussed above, the increase was primarily the result of lower operating expenses in fiscal year 2014.

Income from Operations by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
OpenEdge segment	$225,910	$209,833	8%
Data Connectivity and Integration segment	22,464	27,692	(19)%
Application Development and Deployment segment	(8,314)	(1,213)	(585)%
Other unallocated expenses	(159,320)	(172,572)	8%
Total income from operations	$80,740	$63,740	27%

Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, general and administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition-related expenses.

Other (Expense) Income

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
Interest income and other	$(489)	$1,201	(141)%
Foreign currency loss	(2,447)	(2,158)	(13)
Total other (expense) income, net	$(2,936)	$(957)	(207)%
As a percentage of total revenue	(1)%	—%

Other (expense) income decreased $2.0 million in fiscal year 2014 as compared to fiscal year 2013. The decrease is primarily related to the realized loss incurred of $2.6 million resulting from the sale of our remaining auction rate securities, which is included in interest income and other for fiscal year 2014. The change in foreign currency losses is a result of movements in exchange rates and the impact on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
Provision for income taxes	$28,346	$23,006	23%
As a percentage of total revenue	9%	7%

Our effective tax rate was 36% in fiscal year 2014 and 37% in fiscal year 2013. The lower rate in fiscal year 2014 is primarily due to the recognition of $2.1 million of tax benefits associated with the expected distribution from a foreign subsidiary that will occur in the foreseeable future. This benefit was partially offset by a lower research and development credit in fiscal year 2014 compared to fiscal year 2013. In fiscal year 2014, there was only a one month benefit from the research and development credit because it expired on December 31, 2013 and was not reinstated as of November 30, 2014. Fiscal year 2013 benefited from a reinstatement of the research and development credit in January 2013 with a retroactive effective date to January 1, 2012 that allowed us to benefit from the credit in fiscal year 2013 for the period of January 1 to November 30, 2012.

Net Income

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
Income from continuing operations	$49,458	$39,777	24%
Income (loss) from discontinued operations	—	35,130	(100)%
Net income	$49,458	$74,907	(34)%

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

Fiscal 2013 Compared to Fiscal 2012

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

Revenue by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
OpenEdge segment	$293,508	$275,258	7%
Data Connectivity and Integration segment	40,089	42,354	(5)%
Application Development and Deployment segment	399	—	—%
Total revenue	$333,996	$317,612	5%

OpenEdge revenue increased by $18.3 million, or 7%, in fiscal year 2013 as compared to fiscal year 2012, and Data Connectivity and Integration revenue decreased $2.3 million, or 5%, year over year. As noted above, the increase in OpenEdge revenue was primarily driven by higher license revenue in the North America, EMEA and Asia Pacific regions and the decrease in the Data Connectivity and Integration revenue was due to timing of deal closures on multi-year OEM agreements in prior years. We did not begin to sell the products included in the Application Development and Deployment segment until fiscal year 2013.

Cost of Software Licenses

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Cost of software licenses	$6,889	$5,776	19%
As a percentage of software license revenue	6%	5%
As a percentage of total revenue	2%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses increased $1.1 million in fiscal year 2013 as compared to fiscal year 2012, and increased as a percentage of software license revenue 5% to 6%. The dollar increase was primarily due to higher royalty expense for products and technologies licensed or resold from third parties due to higher license revenues. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Cost of maintenance and services	$26,753	$29,878	(10)%
As a percentage of maintenance and services revenue	13%	14%
As a percentage of total revenue	8%	9%

Cost of maintenance and services consists primarily of costs of providing customer support, education and consulting. Cost of maintenance and services decreased $3.1 million in fiscal year 2013 as compared to fiscal year 2012 and decreased as a percentage of maintenance and services revenue from 14% to 13%. The decrease in fiscal year 2013 was the result of cost savings due to our restructuring actions which were initiated in the second half of fiscal year 2012.

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

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of these acquired intangibles decreased $0.1 million in fiscal year 2013 as compared to fiscal year 2012 due to the completion of amortization of certain intangible assets acquired in prior years, offset by the amortization of intangible assets associated with the Rollbase acquisition, which was completed during the second quarter of fiscal year 2013.

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

Income from Operations by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
OpenEdge segment	$209,833	$188,346	11%
Data Connectivity and Integration segment	27,692	29,097	(5)%
Application Development and Deployment segment	(1,213)	—	(100)%
Other unallocated expenses	(172,572)	(149,654)	(15)%
Total income from operations	$63,740	$67,789	(6)%

The following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, general and administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition-related expenses.

Other Income (Expense)

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Interest income and other	$1,201	$2,574	(53)%
Foreign currency gain (loss)	(2,158)	(2,378)	9%
Total other income (expense), net	$(957)	$196	588%
As a percentage of total revenue	—%	—%

Other income (expense) decreased $1.2 million in fiscal year 2013 as compared to fiscal year 2012. The decrease in interest income was due to lower cash balances and lower interest rates in certain countries during fiscal year 2013 and additional interest income on tax credits during fiscal year 2012 that did not recur in fiscal year 2013. The decrease was also due to the $0.4 million realized loss related to the settlement of an auction rate security during fiscal year 2013. The change in foreign currency losses was a result of movements in exchange rates and the impact on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Fiscal Year Ended
(In thousands)	November 30, 2013	November 30, 2012	Percentage Change
Provision for income taxes	$23,006	$23,031	—%
As a percentage of total revenue	7%	7%

Our effective tax rate was 37% in fiscal year 2013 and 34% in fiscal year 2012. The lower rate in fiscal year 2012 was primarily due a larger percentage of profit before tax earned overseas in fiscal year 2012 versus fiscal year 2013 at an effective rate lower than the US effective tax rate. In addition, fiscal year 2012 benefited from the recognition of a previously unrecognized tax benefit due to the expiration of the statute of limitations. Fiscal year 2013 benefited from a reinstatement of the research and development credit in the tax code in January 2013 with a retroactive effective date to January 1, 2012 that allowed us to benefit from the credit in fiscal year 2013 for the period of January 1 to November 30, 2012.

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

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	November 30, 2014	November 30, 2013
Cash and cash equivalents	$263,082	$198,818
Short-term investments	20,186	32,622
Total cash, cash equivalents and short-term investments	$283,268	$231,440

The increase in cash, cash equivalents and short-term investments of $51.8 million since the end of fiscal year 2013 is primarily due to cash inflows from operations of $107.7 million as well as the sale of auction rate securities during the third quarter of fiscal year 2014 of $26.2 million, partially offset by repurchases of our common stock of $52.6 million, the purchase of Modulus for cash consideration of $12.5 million and the purchase of BravePoint for cash consideration of $12.0 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments held by our foreign subsidiaries was $86.0 million and $113.8 million at November 30, 2014 and 2013, respectively. At November 30, 2014 and 2013, the net undistributed earnings of our foreign subsidiaries was $18.6 million and $32.9 million, respectively, and are considered to be permanently reinvested; as such, they are not available to fund our domestic operations. If we were to repatriate the earnings, they would be subject to taxation in the U.S., but would primarily be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

Following the end of fiscal year 2014, we acquired Telerik AD for an aggregate purchase price of $262.5 million. Approximately $11 million of the purchased price was paid to Telerik’s founders and certain other key employees in restricted stock units, subject to a vesting schedule and continued employment. We funded the purchase price through a combination of existing cash resources and the term loan under the new credit facility described below. We do not believe that the Telerik acquisition has a material impact on our liquidity.

Share Repurchase Program

In April 2012, our Board of Directors authorized us to repurchase $350.0 million of our common stock through fiscal year 2013, and in July 2013, our Board of Directors increased the authorization to $360.0 million. We began to repurchase shares pursuant to this authorization in October 2012 and we completed repurchasing shares under this authorization during the fiscal year ended November 30, 2013. Under this authorization, we repurchased a total of 16.1 million shares for $357.9 million.

In January 2014, our Board of Directors authorized a new $100.0 million share repurchase program. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time. During fiscal year 2014, we repurchased 2.3 million shares of our common stock for $52.6 million.

Divestiture of Non-Core Product Lines

In fiscal year 2012 and the first quarter of fiscal year 2013, we divested the ten product lines which were not considered core to our business. The aggregate purchase price was approximately $130.0 million. In July 2013, we divested our Apama product line to Software AG for a purchase price of $44.3 million.

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

OpenEdge, Data Connectivity and Integration, and Application Development and Deployment, each with dedicated sales, product management and product marketing functions. In connection with the new organizational structure, we no longer have a global head of sales, as well as certain other positions within the sales and administrative organizations. The organizational changes did not result in the closing of any of our facilities.

As part of the 2014 restructuring, for fiscal year 2014, we incurred expenses of $1.7 million, which are related to employee costs, including severance, health benefits, and outplacement services, but excluding stock-based compensation. The expenses are recorded as restructuring expenses in the consolidated statements of income. We do not expect to incur additional material costs with respect to the 2014 restructuring. Cash disbursements for expenses incurred to date under the 2014 restructuring are expected to be completed during fiscal year 2015.

During the third quarter of fiscal year 2013, our management approved, committed to and initiated plans to restructure and improve efficiencies in our operations as a result of the sale of the Apama product line and the divestitures completed during fiscal years 2012 and 2013. We reduced our global workforce primarily within the administrative and sales organizations. This workforce reduction was conducted across all geographies and also resulted in the closing of certain facilities.

As part of the 2013 restructuring, we incurred $0.4 million of expenses in fiscal year 2014. The expenses are recorded as restructuring expenses in the consolidated statements of income. We do not expect to incur additional material costs with respect to the 2013 restructuring. As of November 30, 2014, $0.2 million of the cumulative expenses recognized under the 2013 restructuring remains unpaid. The balance relates to excess facilities costs, which we expect to pay through fiscal year 2017.

During the second quarter of fiscal year 2012, as part of our new strategic plan, our management approved, committed to and initiated certain operational restructuring initiatives to reduce annual costs, including the simplification of our organizational structure and the consolidation of facilities.

As part of the 2012 restructuring, we incurred $0.2 million of expenses in the fiscal year 2014. The expenses are recorded as restructuring expenses in the consolidated statements of income. We do not expect to incur additional material costs for the 2012 restructuring. As of November 30, 2014, $0.2 million of the cumulative expenses recognized under the 2012 restructuring remains unpaid. The balance relates to excess facilities costs, which we expect to pay through fiscal year 2015.

Credit Facility

On December 2, 2014, in connection with entering into the new credit facility described below, we terminated our prior revolving credit facility with JPMorgan Chase Bank, N.A. and the other lenders party to the credit facility.  Our prior credit facility was to mature on August 15, 2016.  Loans under the prior credit facility could be paid before maturity in whole or in part at our option without penalty or premium.  As of November 30, 2014 and at the time of termination, there were no revolving loans and $0.7 million of letters of credit outstanding. The outstanding letters of credit were incorporated into the new credit facility.

On December 2, 2014, we entered into a new credit agreement with JPMorgan Chase Bank, N.A. and the other lenders party to the credit agreement providing for a $150 million secured term loan and a $150 million secured revolving credit facility. The revolving credit facility may be increased by up to an additional $75 million if the existing or additional lenders are willing to make increased commitments. The term loan was used to partially fund our acquisition of Telerik. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

Interest rates for the term loan and revolving credit facility are determined at our option and would range from 1.50% to 2.25% above the Eurodollar rate for Eurodollar-based borrowings or would range from 0.50% to 1.25% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio.  Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on our leverage ratio.  A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.25% to 0.40% per annum, based upon our leverage ratio.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full.  The revolving credit facility does not require amortization of principal.  The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ending February 28, 2015.  The first eight payments are in the principal amount of $1.875 million each, the following eight payments are in the principal amount of $3.75 million each, the following three payments are in the principal amount of $5.625 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date.  The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans.

We are the sole borrower under the credit facility. Our obligations are guaranteed by each of our material domestic subsidiaries and are secured by substantially all of our assets and those of our material domestic subsidiaries, as well as 100% of the capital stock of our domestic subsidiaries and 65% of the capital stock of our first-tier foreign subsidiaries, in each case, subject to certain exceptions. Future material domestic subsidiaries will be required to guaranty our obligations under the credit facility, and to grant security interests in substantially all of their assets to secure such obligations.

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a consolidated senior secured leverage ratio.

The credit facility includes customary events of default that include, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the credit facility. Under certain circumstances, a default interest rate will apply on all unpaid and overdue amounts (including principal, interest and fees) under the credit facility at a per annum rate equal to 2.00% above the applicable interest rate or 2.00% above the defined base rate.

Auction Rate Securities

During the third quarter of fiscal year 2014, we sold all of our remaining auction rate securities (ARS) for $26.2 million and received the proceeds during the quarter. The previously recorded unrealized losses associated with our ARS have been adjusted based on the sale prices and recorded as a realized loss of $2.6 million during fiscal year 2014 within interest income and other in the consolidated statement of operations.

Cash Flows from Operating Activities

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	November 30, 2012
Net income	$49,458	$74,907	$47,444
Non-cash reconciling items included in net income	57,532	(26,335)	23,561
Changes in operating assets and liabilities	704	(43,992)	33,110
Net cash flows from operating activities	$107,694	$4,580	$104,115

The increase in cash generated from operations in fiscal year 2014 as compared to fiscal year 2013 was primarily due to $56.3 million in payments made in fiscal year 2013 for income taxes related to the divestitures of the product lines discussed in Note 7, as well as an additional $14.5 million in payments related to the restructuring activities discussed in Note 14 in fiscal year 2013 as compared to fiscal year 2014 and higher income from operations. Total net tax payments made in fiscal year 2014 were $7.3 million, compared to $69.9 million in fiscal year 2013.

The decrease in cash generated from operations in fiscal year 2013 as compared to fiscal year 2012 was primarily due to $56.3 million in payments made in fiscal year 2013 for income taxes related to the divestitures. Total net tax payments made in fiscal year 2013 were $69.9 million, compared to $15.3 million in fiscal year 2012. The decrease is also attributable to an increase in annual bonus payments made in fiscal year 2013 as compared to fiscal year 2012.

Our gross accounts receivable as of November 30, 2014 increased by $1.0 million from the end of fiscal year 2013. DSO in accounts receivable from continuing operations was 63 days at the end of fiscal year 2014, compared to 66 days at the end of fiscal year 2013 and 67 days at the end of fiscal year 2012. We target a DSO range of 60 to 75 days.

Cash Flows from Investing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	November 30, 2012
Net investment activity	$37,784	$21,033	$55,096
Purchases of property and equipment	(7,985)	(4,226)	(7,735)
Capitalized software costs	(3,816)	(836)	—
Payments for acquisitions, net of cash acquired	(24,493)	(9,450)	—
Proceeds from divestitures	3,300	111,120	46,590
Other investing activities	346	1,121	189
Net cash flows from investing activities	$5,136	$118,762	$94,140

Net cash inflows and outflows of our net investment activity is primarily a result of the timing of our purchases and maturities of securities, which are classified as short-term investments, including the sale of all of our remaining ARS during the third quarter of fiscal year 2014, as well as the timing of acquisitions and divestitures.

We purchased $8.0 million of property and equipment in fiscal year 2014 as compared to $4.2 million in the fiscal year 2013 and $7.7 million in fiscal year 2012. Fiscal year 2014 includes a $4.5 million investment in licensed software for use in our Pacific mobility platform.

We also received $3.3 million in the first quarter of fiscal year 2014 from an escrow release related to the divestitures discussed in Note 7, as compared to $111.1 million of proceeds related to the sale of divested product lines in fiscal year 2013, which was the primary reason for the decrease in net cash inflows from investing activities period over period.

We acquired 100% of the membership interests in Modulus LLC (Modulus), a privately held platform-as-a-service (PaaS) provider based in Cincinnati, Ohio, for $15.0 million, including $12.5 million in cash paid, during the second quarter of fiscal year 2014. We acquired 100% of the capital stock of BravePoint, Inc. (BravePoint), a leading provider of consulting, training and application development services, from Chesapeake Utilities Corporation in exchange for $12.0 million in cash in the fourth quarter of fiscal year 2014. We acquired 100% of the equity interests in Rollbase, a privately held software vendor for $9.9 million, which included $9.5 million in cash paid, in the second quarter of fiscal year 2013.

We received $111.1 million and $46.6 million in fiscal years 2013 and 2012, respectively, from the sales of our non-Core and Apama product lines. In the first quarter of fiscal year 2013, we completed the divestitures of our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion and Sonic product lines, and received proceeds of $75.5 million, which were offset by direct transactions costs. During the third quarter of fiscal year 2013, we completed the divestiture of the Apama product line for a purchase price of $44.3 million, of which $4.5 million was held in escrow to secure indemnification claims, if any, for up to 18 months. The proceeds from the Apama divestiture were also offset by direct transaction costs. The escrow was released to us in January 2015. In fiscal year 2012, we divested two product lines. The FuseSource product line was sold to Red Hat, Inc. for $21.3 million in September 2012, of which $2.1 million is held in escrow, and the Shadow product line was sold to Rocket Software, Inc. for $31.9 million in October 2012, of which $3.3 million was held in escrow for 15 months and received during the first quarter of fiscal year 2014. The proceeds from the Shadow divestiture were also offset by direct transaction costs.

Cash Flows from Financing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	November 30, 2012
Proceeds from stock-based compensation plans	$16,488	$54,430	$29,208
Repurchases of common stock	(52,604)	(276,537)	(81,316)
Other financing activities	(6,116)	(3,294)	(2,920)
Net cash flows from financing activities	$(42,232)	$(225,401)	$(55,028)

We received $16.5 million in fiscal year 2014 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $54.4 million in fiscal year 2013 and $29.2 million is fiscal year 2012. In fiscal year 2014, we repurchased $52.6 million our common stock under our $100.0 million stock purchase plan, which was approved by the Board of Directors in January 2014. In fiscal years 2013 and 2012, we repurchased $276.5 million and $81.3 million, net of unsettled trades, respectively, of our common stock under our $350.0 million stock repurchase plan, which was approved by the Board of Directors in April 2012, and increased by $10.0 million to $360.0 million in June 2013.

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

Liquidity Outlook

We believe that existing cash balances, together with funds generated from operations and amounts available under our new credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We do not contemplate a need for any foreign repatriation of the earnings which we have deemed permanently reinvested. Our foreseeable cash needs include our planned capital expenditures and share repurchases, lease commitments, restructuring obligations and other long-term obligations.

Revenue Backlog

(In thousands)	November 30, 2014	November 30, 2013
Deferred revenue, primarily related to unexpired maintenance and support contracts	$96,240	$97,537
Multi-year licensing arrangements (1)	20,244	12,577
Total revenue backlog	$116,484	$110,114

(1)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $15.5 million of the multi-year licensing arrangements as of November 30, 2014 relate to DataDirect OEM arrangements, while the remaining amount relates to arrangements in our OpenEdge business unit.

We typically fulfill most of our software license orders within 30 days of acceptance of a purchase order. Assuming all other revenue recognition criteria have been met, we recognize software license revenue upon shipment of the product, or if delivered electronically, when the customer has the right to access the software. Because there are many elements governing when revenue is recognized, including when orders are shipped, credit approval obtained, completion of internal control processes over revenue recognition and other factors, management has some control in determining the period in which certain revenue is recognized. We had in the past and may have in the future open software license orders which have not shipped or have otherwise not met all the required criteria for revenue recognition. Beginning in the second quarter of 2013, we changed our processes such that the amount of open software license orders received but not shipped at the end of the quarter was reduced to $0 at the end of the second, third, and fourth quarters of fiscal year 2013 and the first, second, third and fourth quarters of fiscal year 2014. We expect this will continue in future periods and we generally do not believe that the amount, if any, of such software license orders at the end of a particular reporting period is a reliable indicator of future performance. In addition, there is no industry standard for the definition of backlog and there may be an element of estimation in determining the amount. As such, direct comparisons with other companies may be difficult or potentially misleading.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations

The following table details our contractual obligations as of November 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$15,251	$5,733	$5,731	$2,161	$1,626
Purchase obligations (1)	1,400	700	700	—	—
Unrecognized tax benefits (2)	1,711	—	—	—	—
Total	$18,362	$6,433	$6,431	$2,161	$1,626

(1)	Represents the fixed or minimum amounts due under purchase obligations for support service agreements.

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

Goodwill and Intangible Asset Impairment

We had goodwill and net intangible assets of $253.4 million at November 30, 2014. We evaluate goodwill and other intangible assets with indefinite useful lives, if any, for impairment annually or on an interim basis when events and circumstances arise that indicate impairment may have occurred. During the fourth quarter of fiscal year 2014, we changed the date of our annual impairment testing for goodwill from December 15 to October 31. This change did not result in the delay, acceleration or avoidance of an impairment charge. We believe this change in accounting principle is preferable because it better aligns the timing of the annual goodwill impairment testing with our planning and budgeting process, which is a key component of the tests, and alleviates administrative burden during our year-end reporting period. The change to the goodwill testing date was applied prospectively, as retrospective application is impractical because we were unable to objectively select assumptions that would have been used in previous periods without the benefit of hindsight. We completed the required annual testing of goodwill for impairment as of both December 15, 2013 and October 31, 2014 and have determined that goodwill was not impaired at either date.

In performing our annual assessment, we may first perform a qualitative test and if necessary, perform a quantitative test. To conduct the quantitative impairment test of goodwill, we compare the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow models or other valuation models, such as comparative transactions and market multiples. We must make assumptions about future cash flows, future operating plans, discount rates, comparable companies, market multiples, purchase price premiums and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.

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

We adopted Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment (ASU 2011-08) for our fiscal 2013 annual impairment test. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not (“MLTN”) that the fair value of a reporting unit is less than its carrying value. If it is concluded that it is MLTN that the fair value is less than carrying value, then it is necessary to perform the currently prescribed two-step goodwill impairment test. Alternatively, if it is concluded that is it MLTN that the fair value exceeds carrying value, the currently prescribed two-step goodwill impairment test is not required. At the time of our fiscal year 2013 annual test, all of the goodwill was attributable to our single operating segment. We performed our qualitative assessment and concluded that it was not MLTN that the fair value of our reporting unit was less than its carrying value.

During fiscal year 2014, we tested goodwill for impairment as of December 15, 2013, our previous annual testing date, and on October 31, 2014, our new annual testing date.

At the time of our December 15, 2013 annual test, we operated as a single operating segment with one reporting unit and consequently we evaluated goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We performed our qualitative assessment and concluded that it was not MLTN that the fair value of our operating segment was less than its carrying value.

During the fourth quarter of 2014, we began operating as three distinct business units: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment, each with dedicated sales, product management and product marketing functions. As a result of these changes, we began segment reporting for our three business units beginning in the fourth fiscal quarter of 2014. During the fourth quarter of fiscal year 2014, we reassigned goodwill to the new reporting units based on the relative fair values of the reporting units. This resulted in goodwill of $212.2 million being assigned to our OpenEdge reporting unit, $19.0 million being assigned to our Data Connectivity and Integration reporting unit, and $1.5 million being assigned to our Application Development and Deployment reporting unit.

In connection with the reassignment of our goodwill to our new reporting units during the fourth quarter of fiscal year 2014, we performed goodwill impairment tests on both our old and new reporting units to ensure that no impairment existed prior to the reassignment of goodwill or resulted after the reassignment of goodwill. Prior to the reassignment of goodwill from our single operating segment with one reporting unit, we performed a qualitative assessment and concluded that it was not MLTN that the fair value of the reporting unit was less than its carrying value. After the reassignment of goodwill to our three reporting units, we compared the fair value of those reporting units to their carrying values under a Step 1 approach. The OpenEdge and Data Connectivity and Integration reporting units had fair values that significantly exceeded their carrying values, and as such, Step 2 of the impairment test was not required.

For the Application Development and Deployment reporting unit, the Step 1 test indicated that the fair value of this reporting unit was below its carrying value. We performed Step 2 of the impairment test which compared the implied fair value of the Application Development and Deployments reporting unit's goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date and allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded. As a result of completing Step 2, the Application Development and Deployment reporting unit's implied fair value of goodwill exceeded the carrying value of goodwill of $1.5 million, resulting in no impairment charge.

Income Tax Accounting

We have a net deferred tax asset of $12.0 million at November 30, 2014. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, ongoing tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

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

We estimate the fair value of each stock-based award on the measurement date using either the current market price, the Black-Scholes option valuation model, or the Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to the expected stock price volatility, the expected term of the option, a risk-free interest rate and a dividend yield. The expected volatility is based on the historical volatility of our stock price. The expected term is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free interest rate is based on the yield of zero-coupon U.S. Treasury securities for the period that is commensurate with the expected option term at the time of grant. The expected dividend yield is based on our historical behavior and future expectations of dividend declarations.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 brings consistency to the accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. This guidance is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015. Early adoption is permitted. In addition, all entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date of the ASU) or retrospectively. We are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

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

We use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. We do not enter into derivative instruments for speculative purposes. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets on the consolidated balance sheets at the end of each reporting period and expire within 90 days. In fiscal year 2014, realized and unrealized losses of $1.5 million from our forward contracts were recognized in other income in the consolidated statement of income. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

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

The table below details outstanding foreign currency forward contracts at November 30, 2014 and 2013 where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2014		November 30, 2013
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$21,738	$(13)	$26,016	$79
Forward contracts to purchase U.S. dollars	15,534	(89)	22,483	92
Total	$37,272	$(102)	$48,499	$171

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and subsidiaries as of November 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of November 30, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 29, 2015

PROGRESS SOFTWARE CORPORATION
Consolidated Balance Sheets

(In thousands, except share data)	November 30, 2014	November 30, 2013
Assets
Current assets:
Cash and cash equivalents	$263,082	$198,818
Short-term investments	20,186	32,622
Total cash, cash equivalents and short-term investments	283,268	231,440
Accounts receivable (less allowances of $2,592 in 2014 and $3,153 in 2013)	68,311	66,784
Other current assets	24,028	30,716
Deferred tax assets	10,066	8,871
Total current assets	385,673	337,811
Property and equipment, net	59,351	57,030
Intangible assets, net	20,578	9,950
Goodwill	232,836	224,286
Deferred tax assets	2,259	20,386
Investments in auction rate securities	—	24,761
Other assets	2,364	7,963
Total assets	$703,061	$682,187
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	11,749	9,560
Accrued compensation and related taxes	20,815	26,697
Income taxes payable	2,246	2,584
Other accrued liabilities	25,936	29,345
Short-term deferred revenue	92,557	96,393
Total current liabilities	153,303	164,579
Long-term deferred revenue	3,683	1,144
Deferred tax liabilities	305	340
Other noncurrent liabilities	2,525	2,470
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $.01 par value; authorized, 200,000,000 shares; issued and outstanding, 50,676,769 in 2014 and 51,512,595 in 2013	507	515
Additional paid-in capital	209,271	204,792
Retained earnings	347,193	320,006
Accumulated other comprehensive loss	(13,726)	(11,659)
Total shareholders’ equity	543,245	513,654
Total liabilities and shareholders’ equity	$703,061	$682,187

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Income

	Fiscal Year Ended
(In thousands, except per share data)	November 30, 2014	November 30, 2013	November 30, 2012
Revenue:
Software licenses	$117,801	$122,312	$106,626
Maintenance and services	214,732	211,684	210,986
Total revenue	332,533	333,996	317,612
Costs of revenue:
Cost of software licenses	6,396	6,889	5,776
Cost of maintenance and services	24,864	26,753	29,878
Amortization of acquired intangibles	2,999	1,340	660
Total costs of revenue	34,259	34,982	36,314
Gross profit	298,274	299,014	281,298
Operating expenses:
Sales and marketing	101,496	105,997	98,838
Product development	58,965	57,336	44,443
General and administrative	48,292	55,994	61,989
Amortization of acquired intangibles	653	760	820
Restructuring expenses	2,266	11,983	7,204
Acquisition-related expenses	5,862	3,204	215
Total operating expenses	217,534	235,274	213,509
Income from operations	80,740	63,740	67,789
Other income (expense):
Interest income and other	(489)	1,201	2,574
Foreign currency loss	(2,447)	(2,158)	(2,378)
Total other income (expense), net	(2,936)	(957)	196
Income from continuing operations before income taxes	77,804	62,783	67,985
Provision for income taxes	28,346	23,006	23,031
Income from continuing operations	49,458	39,777	44,954
Income from discontinued operations, net	—	35,130	2,490
Net income	$49,458	$74,907	$47,444
Earnings per share:
Basic:
Continuing operations	$0.97	$0.73	$0.71
Discontinued operations	—	0.64	0.04
Net income per share	$0.97	$1.37	$0.75
Diluted:
Continuing operations	$0.96	$0.72	$0.71
Discontinued operations	—	0.63	0.04
Net income per share	$0.96	$1.35	$0.74
Weighted average shares outstanding:
Basic	50,840	54,516	62,881
Diluted	51,466	55,379	63,741

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	November 30, 2012
Net Income	$49,458	$74,907	$47,444
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,484)	(1,066)	(638)
Unrealized gain on investments, net of tax provision of $1,400 in 2014, $99 in 2013 and $527 in 2012	2,417	171	1,527
Total other comprehensive (loss) income, net of tax	(2,067)	(895)	889
Comprehensive income	$47,391	$74,012	$48,333

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2011	61,789	$618	$308,603	$327,542	$(11,653)	$625,110
Issuance of stock under employee stock purchase plan	376	4	5,650	—	—	5,654
Exercise of stock options	1,488	15	23,420	—	—	23,435
Vesting of restricted stock units	625	6	—	—	—	6
Withholding tax payments related to net issuance of restricted stock units	(189)	(2)	(4,153)	—	—	(4,155)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	167	—	—	167
Stock-based compensation	—	—	28,233	—	—	28,233
Treasury stock repurchases and retirements	(4,494)	(45)	(62,183)	(26,156)	—	(88,384)
Net income	—	—	—	47,444	—	47,444
Other comprehensive income	—	—	—	—	889	889
Balance, November 30, 2012	59,595	596	299,737	348,830	(10,764)	638,399
Issuance of stock under employee stock purchase plan	281	3	4,295	—	—	4,298
Exercise of stock options	2,722	27	50,439	—	—	50,466
Vesting of restricted stock units	697	7	—	—	—	7
Withholding tax payments related to net issuance of restricted stock units	(203)	(2)	(4,936)	—	—	(4,938)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	(520)	—	—	(520)
Stock-based compensation	—		21,399	—	—	21,399
Treasury stock repurchases and retirements	(11,579)	(116)	(165,622)	(103,731)	—	(269,469)
Net income	—	—	—	74,907	—	74,907
Other comprehensive losses	—	—	—	—	(895)	(895)
Balance, November 30, 2013	51,513	515	204,792	320,006	(11,659)	513,654

Issuance of stock under employee stock purchase plan	203	2	3,611	—	—	3,613
Exercise of stock options	690	7	12,813	—	—	12,820
Vesting of restricted stock units	866	9	—	—	—	9
Withholding tax payments related to net issuance of restricted stock units	(289)	(3)	(6,604)	—	—	(6,607)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	96	—	—	96
Stock-based compensation	—	—	24,873	—	—	24,873
Treasury stock repurchases and retirements	(2,306)	(23)	(30,310)	(22,271)	—	(52,604)
Net income	—	—	—	49,458	—	49,458
Other comprehensive losses	—	—	—	—	(2,067)	(2,067)
Balance, November 30, 2014	50,677	$507	$209,271	$347,193	$(13,726)	$543,245

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	November 30, 2012
Cash flows from operating activities:
Net income	$49,458	$74,907	$47,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,775	10,345	9,305
Amortization of acquired intangibles and other	5,521	4,090	21,660
Stock-based compensation	24,873	21,399	28,233
Gain on sale of dispositions	—	(71,601)	(45,105)
Impairment loss on assets held for sale	—	—	8,601
Loss on sale of auction rate securities	2,554	380	270
Loss on disposal of property and equipment	60	448	—
Asset impairment	—	111	898
Deferred income taxes	15,034	9,261	149
Excess tax benefits from stock plans	(701)	(1,642)	(1,590)
Allowances for bad debt and sales credits	416	874	1,140
Changes in operating assets and liabilities:
Accounts receivable	(703)	5,672	14,373
Other assets	8,222	(9,035)	1,547
Accounts payable and accrued liabilities	(8,660)	(15,152)	7,484
Income taxes payable	710	(20,294)	17,617
Deferred revenue	1,135	(5,183)	(7,911)
Net cash flows from operating activities	107,694	4,580	104,115
Cash flows from investing activities:
Purchases of investments	(5,537)	(7,745)	(27,924)
Sales and maturities of investments	17,125	28,753	74,065
Redemptions and sales of auction rate securities - available-for-sale	26,196	25	8,955
Purchases of property and equipment	(7,985)	(4,226)	(7,735)
Capitalized software development costs	(3,816)	(836)	—
Payments for acquisitions, net of cash acquired	(24,493)	(9,450)	—
Proceeds from divestitures, net	3,300	111,120	46,590
Decrease in other noncurrent assets	346	1,121	189
Net cash flows from investing activities	5,136	118,762	94,140
Cash flows from financing activities:
Proceeds from stock-based compensation plans	16,488	54,430	29,208
Purchase of common stock related to withholding taxes from issuance of restricted stock units	(6,607)	(4,936)	(4,153)
Repurchase of common stock	(52,604)	(276,537)	(81,316)
Excess tax benefit from stock plans	701	1,642	1,590
Payment of long-term debt	—	—	(357)
Payment of contingent consideration	(210)	—	—
Net cash flows used in financing activities	(42,232)	(225,401)	(55,028)
Effect of exchange rate changes on cash	(6,334)	(915)	(2,530)
Net increase (decrease) in cash and equivalents	64,264	(102,974)	140,697
Cash and equivalents, beginning of year	198,818	301,792	161,095
Cash and equivalents, end of year	$263,082	$198,818	$301,792

Supplemental disclosure:
Cash paid for income taxes, net of refunds of $1,769 in 2014, $4,453 in 2013 and $1,987 in 2012	$7,343	$69,939	$15,337
Non-cash financing activity:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$20,093	$16,758	$13,886
Unsettled repurchases of common stock	$—	$—	$7,068

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Notes to Consolidated Financial Statements

Note 1: Nature of Business and Summary of Significant Accounting Policies

The Company

We are a global software company that simplifies the development, deployment and management of business applications on-premise or in the cloud, on any platform or device, to any data source, with enhanced performance, minimal IT complexity and low total cost of ownership. Our comprehensive portfolio of products provides leading solutions for rapid development, broad data integration and efficient data analysis. Our solutions are used across a variety of industries.

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

During fiscal years 2012 and 2013, we completed divestitures of the eleven product lines which were not considered core product lines of our business. The divestitures were part of our strategic plan announced during fiscal year 2012. The revenue and direct expenses of the product lines divested are included in discontinued operations in our consolidated statements of income, including prior period amounts which have been revised to reflect the presentation.

Effective September 1, 2014, we began operating as three distinct business units: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment, each with dedicated sales, product management and product marketing functions. As a result of these changes, we began segment reporting for our three business units beginning in the fourth fiscal quarter of 2014. The segment information for the prior periods presented has been restated to reflect the change in our reportable segments.

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

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates its estimates and records changes in estimates in the period in which they become known. These estimates are based on historical data and experience, as well as various other assumptions that management believes to be reasonable under the circumstances. The most significant estimates relate to the timing and amounts of revenue recognition, the realization of tax assets and estimates of tax liabilities, fair values of investments in marketable securities, intangible assets and goodwill valuations, the recognition and disclosure of contingent liabilities, the collectability of accounts receivable, and assumptions used to determine the fair value of stock-based compensation. Actual results could differ from those estimates.

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

Cash Equivalents and Investments

Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. As of November 30, 2014, all of our cash equivalents were invested in money market funds.

We classify investments, state and municipal bond obligations, and corporate bonds and notes, as investments available-for-sale, which are stated at fair value. Prior period investments also included auction rate securities (ARS). We include aggregate unrealized holding gains and losses, net of taxes, on available-for-sale securities as a component of accumulated other comprehensive loss in shareholders’ equity. We include realized and unrealized gains and losses on trading securities in interest income and other on the consolidated statements of income.

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

During the third quarter of fiscal year 2014, we sold all our ARS for $26.2 million and realized a loss of $2.6 million, which has been recorded within interest income and other in the consolidated statements of income.

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

A summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	November 30, 2014	November 30, 2013	November 30, 2012
Beginning balance	$2,250	$2,278	$5,495
Charge to costs and expenses	365	649	1,031
Write-offs and other	(949)	(688)	(4,543)
Translation adjustments	(20)	11	295
Ending balance	$1,646	$2,250	$2,278

A summary of activity in the allowance for sales credit memos is as follows (in thousands):

	November 30, 2014	November 30, 2013	November 30, 2012
Beginning balance	$903	$746	$1,188
Charge to revenue	51	225	109
Write-offs and other	(6)	(71)	(551)
Translation adjustments	(2)	3	—
Ending balance	$946	$903	$746

Concentrations of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivative instruments and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We hold our cash and cash equivalents, investments and derivative instrument contracts with high quality financial institutions and we monitor the credit ratings of those institutions. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. No single customer represented more than 10% of consolidated accounts receivable or revenue in fiscal years 2014, 2013 or 2012.

Fair Value of Financial Instruments

The carrying amount of our cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term nature of these items. We base the fair value of short-term investments on quoted market prices or other relevant information generated by market transactions involving identical or comparable assets. Previous to their sale during fiscal year 2014, the fair value of ARS was based on a valuation methodology utilizing discounted cash flow models due to the absence of quoted market prices. We measure and record derivative financial instruments at fair value. We elect fair value measurement for certain financial assets on a case-by-case basis. See Note 4 for further discussion of financial instruments that are carried at fair value on a recurring and nonrecurring basis.

Derivative Instruments

We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value. We use derivative instruments to manage exposures to fluctuations in the value of foreign currencies, which exist as part of our ongoing business operations. Certain assets and forecasted transactions are exposed to foreign currency risk. Our objective for holding derivatives is to eliminate or reduce the impact of these exposures. We periodically monitor our foreign currency exposures to enhance the overall economic effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, British pound, Brazilian real, and Australian dollar. We do not enter into derivative instruments for speculative purposes, nor do we hold or issue any derivative instruments for trading purposes.

We enter into certain derivative instruments that do not qualify for hedge accounting and are not designated as hedges. Although these derivatives do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of such derivative instruments that are not accounted for as hedges are recognized in earnings in interest income and other in the consolidated statements of income.

Property and Equipment

We record property and equipment at cost. We record property and equipment purchased in business combinations at fair value, which is then treated as the cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the useful lives of the assets. Useful lives by major asset class are as follows: computer equipment and software, 3 to 7 years; buildings and improvements, 5 to 39 years; and furniture and fixtures, 5 to 7 years. Repairs and maintenance costs are expensed as incurred.

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
During the years ended November 30, 2014 and 2013, there were $4.1 million and $0.8 million of internal use software development costs capitalized, respectively. During the year ended November 30, 2012, there were no internal software development costs capitalized. Amortization expense related to internal use software totaled $0.7 million during the year ended November 30, 2014 and $0 during the years ended November 30, 2013 and 2012.

Goodwill, Intangible Assets and Long-Lived Assets

Goodwill is the amount by which the cost of acquired net assets in a business combination exceeded the fair value of net identifiable assets on the date of purchase. We evaluate goodwill and other intangible assets with indefinite useful lives, if any, for impairment annually or on an interim basis when events and circumstances arise that indicate impairment may have occurred. During the fourth quarter of fiscal year 2014, we changed the date of our annual impairment testing for goodwill from December 15 to October 31. This change did not result in the delay, acceleration or avoidance of an impairment charge. We believe this change in accounting principle is preferable because it better aligns the timing of the annual goodwill impairment testing with our planning and budgeting process, which is a key component of the tests, and alleviates administrative burden during our year-end reporting period. The change to the goodwill testing date was applied prospectively, as retrospective application is impractical because we were unable to objectively select assumptions that would have been used in previous periods without the benefit of hindsight. We completed the required annual testing of goodwill for impairment as of both December 15, 2013 and October 31, 2014 and have determined that goodwill was not impaired at either date.

In performing our annual assessment, we may first perform a qualitative test and if necessary, perform a quantitative test. To conduct the quantitative impairment test of goodwill, we compare the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow models or other valuation models, such as comparative transactions and market multiples.

We periodically review long-lived assets (primarily property and equipment) and intangible assets with finite lives (purchased technology, capitalized software and customer-related intangibles, which we amortize using the pattern in which the economic benefit will be realized or using the straight-line method if a pattern cannot be reliably determined) for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the carrying value of the asset. If impairment is indicated, we write down the asset to its estimated fair value based on a discounted cash flow analysis. In fiscal year 2012 we recorded an impairment loss of $0.9 million related to assets no longer deployed as part of cost reduction strategies associated with our restructuring action. In fiscal year 2013, we recorded an additional $0.1 million impairment loss related to these assets. We recorded no impairment losses in fiscal year 2014.

Comprehensive Loss

The components of comprehensive loss include, in addition to net income, unrealized gains and losses on investments and foreign currency translation adjustments.

Accumulated other comprehensive loss by components, net of tax (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on investments	Total
Balance, December 1, 2012	$(8,183)	$(2,581)	$(10,764)
Other comprehensive income (loss) before reclassifications	(1,066)	(209)	(1,275)
Amounts reclassified from accumulated other comprehensive income (loss)	—	380	380
Net current-period other comprehensive (loss) income	$(1,066)	$171	$(895)
Balance, December 1, 2013	$(9,249)	$(2,410)	$(11,659)
Other comprehensive income (loss) before reclassifications	(4,484)	800	(3,684)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,617	1,617
Net current-period other comprehensive (loss) income	$(4,484)	$2,417	$(2,067)
Balance, November 30, 2014	$(13,733)	$7	$(13,726)

The amounts reclassified from accumulated other comprehensive income (loss) for fiscal years 2014 and 2013 relate to realized losses on available-for-sale ARS, which are recorded in interest income and other in the consolidated statements of income. The amounts reclassified are presented net of tax of $0.9 million for fiscal year 2014. The amount of tax related to the amounts reclassified during fiscal year 2013 is minimal. The tax effect on accumulated unrealized losses on investments was minimal at November 30, 2014 and $1.4 million and $1.5 million at November 30, 2013 and 2012, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred and were $1.8 million, $1.6 million and $1.5 million in fiscal years 2014, 2013 and 2012, respectively.

Warranty Costs

We make periodic provisions for expected warranty costs. Historically, warranty costs have been insignificant.

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock, the Black-Scholes option valuation model, or the Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally 4 or 5 years for options and 3 years for restricted stock units. We recognize stock-based compensation expense related to performance stock units and our employee stock purchase plan using an accelerated attribution method.

Acquisition-Related Costs

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, including earn-out payments treated as compensation expense. We incurred $5.9 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations for the fiscal year ended November 30, 2014.

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

Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 brings consistency to the accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. This guidance is effective for all entities for reporting periods (including interim periods) beginning after December 15, 2015. Early adoption is permitted. In addition, all entities will have the option of applying the guidance either prospectively (i.e., only to awards granted or modified on or after the effective date of the ASU) or retrospectively. We are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2014 is as follows (in thousands):

	Amortized Cost Basis	Realized Losses	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$195,189	—	$—	$—	$195,189
Money market funds	67,893	—	—	—	67,893
State and municipal bond obligations	20,100	—	86	—	20,186
Total	$283,182	$—	$86	$—	$283,268

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2013 is as follows (in thousands):

	Amortized Cost Basis	Realized Losses	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$144,305	$—	$—	$—	$144,305
Money market funds	54,513	—	—	—	54,513
State and municipal bond obligations	30,938	—	164	—	31,102
Auction rate securities – municipal bonds	27,150	(380)	—	(3,317)	23,453
Auction rate securities – student loans	3,500	—	—	(672)	2,828
Total	$260,406	$(380)	$164	$(3,989)	$256,201

Such amounts are classified on our consolidated balance sheets as follows (in thousands):

	November 30, 2014			November 30, 2013
	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$195,189	$—	$—	$144,305	$—	$—
Money market funds	67,893	—	—	54,513	—	—
State and municipal bond obligations	—	20,186	—	—	31,102	—
Auction rate securities – municipal bonds	—	—	—	—	1,520	21,933
Auction rate securities – student loans	—	—	—	—	—	2,828
Total	$263,082	$20,186	$—	$198,818	$32,622	$24,761

During the third quarter of fiscal year 2014, we sold all of our remaining ARS for $26.2 million and received the proceeds during the quarter. The previously recorded unrealized losses associated with our ARS have been adjusted based on the sale prices and recorded as a realized loss of $2.6 million during fiscal year 2014 within interest income and other in the consolidated statement of operations.

During prior periods in which we held ARS, we evaluated the risks related to the structure, collateral and liquidity of the investment and forecasted the probability of issuer default, auction failure and a successful auction at par or a redemption at par for each future auction period. The weighted average cash flow for each period was then discounted back to present value for each security. Based on this methodology, we determined that the fair value of our ARS investments was $24.8 million at November 30, 2013. The temporary impairment recorded in accumulated other comprehensive loss to reduce the value of our available-for-sale ARS investments was $4.0 million at November 30, 2013. As we determined that these investments lacked short-term liquidity as of November 30, 2013, they were classified as long-term investments on the consolidated balance sheets at November 30, 2013.

During the fourth quarter of fiscal year 2013, the exit bankruptcy plan for an issuer of one of our ARS, which was in default and on whose behalf the underlying bond insurer was making interest payments, was approved by a federal bankruptcy judge in federal court. The exit bankruptcy plan included a settlement provision with the holders of the ARS, which were given the option to receive 80% of the par value of their holdings, but renounce their claim with the bond issuer, or receive 65% of the par value of their holdings and retain their insurance rights. We accepted the 80% settlement offer and as a result we adjusted the fair value of this ARS to the amount of the settlement as of November 30, 2013. The previously recorded unrealized loss associated with this ARS has been recorded as a realized loss in fiscal year 2013 due to the settlement, which we received in December 2013. The realized loss of $0.4 million is recorded in interest income and other on the statement of operations for the fiscal year ended November 30, 2013. As this investment no longer lacked short-term liquidity, it was classified as a short-term investment on our consolidated balance sheet at November 30, 2013.

The fair value of debt securities by contractual maturity is as follows (in thousands):

	November 30, 2014	November 30, 2013
Due in one year or less (1)	$11,140	$42,198
Due after one year (2)	9,046	15,185
Total	$20,186	$57,383

(1)	Amounts as of November 30, 2013 include ARS which are tendered for interest-rate setting purposes periodically throughout the year.

(2)	Includes state and municipal bond obligations, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of November 30, 2014. Investments with continuous unrealized losses and their related fair values are as follows at November 30, 2013 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Auction rate securities – municipal bonds	—	—	21,933	(3,317)	21,933	(3,317)
Auction rate securities – student loans	—	—	2,828	(672)	2,828	(672)
Total	$—	$—	$24,761	$(3,989)	$24,761	$(3,989)

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets or other current liabilities on the consolidated balance sheets at the end of each reporting period and expire within 90 days. In fiscal years 2014, 2013 and 2012, realized and unrealized (losses) gains of $(1.5) million, $1.1 million, and $(0.2) million, respectively, from our forward contracts were recognized in foreign currency loss in the consolidated statements of income. These gains and losses were substantially offset by realized and unrealized losses and gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2014		November 30, 2013
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$21,738	$(13)	$26,016	$79
Forward contracts to purchase U.S. dollars	15,534	(89)	22,483	92
Total	$37,272	$(102)	$48,499	$171

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2014 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$67,893	$67,893	$—	$—
State and municipal bond obligations	20,186	—	20,186	—
Foreign exchange derivatives	(102)	—	(102)	—
Liabilities
Contingent consideration	$(1,717)	$—	$—	$(1,717)

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2013 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$54,513	$54,513	$—	$—
State and municipal bond obligations	31,102	—	31,102	—
Auction rate securities – municipal bonds	23,453	—	1,520	21,933
Auction rate securities – student loans	2,828	—	—	2,828
Foreign exchange derivatives	171	—	171	—
Liabilities
Contingent consideration	$(388)	$—	$—	$(388)

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

The valuation technique used to measure fair value for our Level 3 assets as of November 30, 2013, which consists of ARS, was primarily an income approach, where the expected weighted average future cash flows were discounted back to present value for each asset. The significant unobservable inputs used in the fair value measurement of our ARS were the probability of earning the maximum rate until maturity, the probability of principal return prior to maturity, the probability of default, the liquidity risk premium and the recovery rate in default. Generally, interrelationships were such that a change in the assumptions used for the probability of principal return prior to maturity was accompanied by a directionally opposite change in one or more the following assumptions: the probability of earning the maximum rate until maturity, the probability of default and the liquidity risk premium. The recovery rate in default was somewhat independent and based upon the ARS' specific underlying assets and published recovery rate studies.

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

The following table reflects the activity for our financial assets measured at fair value using Level 3 inputs for each period presented (in thousands):

	November 30, 2014	November 30, 2013
Balance, beginning of period	$24,761	$26,321
Redemptions and sales	(26,196)	(25)
Transfer to Level 2 fair value measurement	—	(1,520)
Realized losses included in earnings	(2,554)	(380)
Unrealized gains included in accumulated other comprehensive loss	3,989	365
Balance, end of period	$—	$24,761

As discussed in Note 2, during the third quarter of fiscal year 2014, we sold all of our remaining ARS for $26.2 million and received the proceeds during the quarter. The previously recorded unrealized losses associated with our ARS have been adjusted based on the sales prices and recorded as a realized loss of $2.6 million for fiscal year 2014 within interest income and other in the consolidated statement of operations.

During the fourth quarter of fiscal year 2013, we accepted an 80% settlement offer on one of our ARS, and as a result we adjusted the fair value of this ARS to the amount of the settlement as of November 30, 2013. We transferred the ARS to a Level 2 fair value measurement, as the value at the end of fiscal year 2013 was based on observable inputs. We recorded a realized loss in interest income and other in the consolidated statement of income. We received the settlement in December 2013.

We have also classified contingent consideration related to the Rollbase, Inc. (Rollbase) and Modulus LLC (Modulus) acquisitions, which occurred in the second quarter of fiscal years 2013 and 2014, respectively, within Level 3 of the fair value hierarchy because the fair value is derived using significant unobservable inputs, which include discount rates and probability-weighted cash flows. We determined the fair value of our contingent consideration obligations based on a probability-weighted income approach derived from probability assessments of the attainment of certain milestones. We establish discount rates to be utilized in our valuation models based on the cost to borrow that would be required by a market participant for similar instruments. In determining the probability of attaining certain milestones, we utilize data regarding similar milestone events from our own experience. On a quarterly basis, we reassess the probability factors associated with the milestones for our contingent consideration obligations. Significant judgment is employed in determining the appropriateness of these key assumptions as of the acquisition date and for each subsequent period.

The key assumptions as of November 30, 2014 related to the contingent consideration for the acquisition of Rollbase used in the model are probabilities in excess of 95% that the milestones associated with the contingent consideration will be achieved and a discount rate of 4.8%. The key assumptions as of November 30, 2014 related to the contingent consideration for the acquisition of Modulus used in the model are probabilities in excess of 75% that the milestones associated with the contingent consideration will be achieved and a discount rate of 33.0%. A decrease in the probabilities of achievement could result in a significant decrease to the estimated fair value of the contingent consideration liability.

The following table reflects the activity for our contingent consideration obligations measured at fair value using Level 3 inputs for each period presented
(in thousands):

	November 30, 2014	November 30, 2013
Balance, beginning of period	$388	$—
Acquisition date fair value of contingent consideration	1,450	379
Payments of contingent consideration	(210)	—
Changes in fair value of contingent consideration obligation	89	9
Balance, end of period	$1,717	$388

We did not have any nonrecurring fair value measurements as of November 30, 2014 and November 30, 2013.

Note 5: Property and Equipment

Property and equipment consists of the following (in thousands):

	November 30, 2014	November 30, 2013
Computer equipment and software	$50,073	$44,434
Land, buildings and leasehold improvements	52,668	52,384
Furniture and fixtures	6,827	7,107
Capitalized software development costs	4,983	836
Property and equipment, gross	114,551	104,761
Less accumulated depreciation and amortization	(55,200)	(47,731)
Property and equipment, net	$59,351	$57,030

Depreciation and amortization expense related to property and equipment was $9.8 million, $10.3 million, and $9.3 million for the years ended November 30, 2014, 2013, and 2012, respectively.

Note 6: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes at November 30, 2014 and 2013 (in thousands):

	November 30, 2014			November 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$53,789	$(39,575)	$14,214	$44,793	$(36,712)	$8,081
Customer-related and other	24,684	(18,320)	6,364	19,543	(17,674)	1,869
Total	$78,473	$(57,895)	$20,578	$64,336	$(54,386)	$9,950

We amortize intangible assets assuming no expected residual value. Amortization expense related to these intangible assets was $3.7 million, $2.1 million and $1.5 million in fiscal years 2014, 2013 and 2012, respectively.

Future amortization expense for intangible assets as of November 30, 2014 is as follows (in thousands):

2015	$4,949
2016	3,879
2017	3,879
2018	3,063
2019	1,941
Thereafter	2,867
Total	$20,578

Goodwill

Changes in the carrying amount of goodwill for fiscal year 2014 and 2013 are as follows (in thousands):

	November 30, 2014	November 30, 2013
Balance, beginning of year	$224,286	$226,110
Additions	8,690	4,798
Disposals	—	(6,377)
Translation adjustments	(140)	(245)
Balance, end of year	$232,836	$224,286

The additions to goodwill during fiscal year 2014 are related to the acquisitions of Modulus and BravePoint. The addition to goodwill during fiscal year 2013 is related to the acquisition of Rollbase. The disposal is related to the sale of the Apama product line.

During the fourth quarter of 2014, we began operating as three distinct business units: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment, each with dedicated sales, product management and product marketing functions. As a result of these changes, we began segment reporting for our three business units beginning in the fourth fiscal quarter of 2014. During the fourth quarter of fiscal year 2014, we reassigned goodwill to the new reporting units based on the relative fair values of the reporting units. This resulted in goodwill of $212.2 million being assigned to our OpenEdge reporting unit, $19.0 million being assigned to our Data Connectivity and Integration reporting unit, and $1.5 million being assigned to our Application Development and Deployment reporting unit.

We assess the impairment of goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During the fourth quarter of fiscal year 2014, we changed the date of our annual impairment testing for goodwill from December 15 to October 31. We believe this change in accounting principle is preferable because it better aligns the timing of the annual goodwill impairment testing with our planning and budgeting process, which is a key component of the tests, and alleviates administrative burden during our year-end reporting period.

During fiscal year 2014, we tested goodwill for impairment as of December 15, 2013, our previous annual testing date, and on October 31, 2014, our new annual testing date.

At the time of our December 15, 2013 annual test, we operated as a single operating segment with one reporting unit and consequently we evaluated goodwill for impairment based on an evaluation of the fair value of the Company as a whole. We performed our qualitative assessment and concluded that it was not more likely than not ("MLTN") that the fair value of our operating segment was less than its carrying value.

In connection with the reassignment of our goodwill to our new reporting units during the fourth quarter of fiscal year 2014, we performed goodwill impairment tests on both our old and new reporting units to ensure that no impairment existed prior to the reassignment of goodwill or resulted after the reassignment of goodwill. Prior to the reassignment of goodwill from our single operating segment with one reporting unit, we performed a qualitative assessment and concluded that it was not MLTN that the fair value of the reporting unit was less than its carrying value. After the reassignment of goodwill to our three reporting units, we compared the fair value of those reporting units to their carrying values under a Step 1 approach. The OpenEdge and Data

Connectivity and Integration reporting units had fair values that significantly exceeded their carrying values, and as such, Step 2 of the impairment test was not required.

For the Application Development and Deployment reporting unit, the Step 1 test indicated that the fair value of this reporting unit was below its carrying value. We performed Step 2 of the impairment test which compared the implied fair value of the Application Development and Deployment reporting unit's goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date and allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded. As a result of completing Step 2, the Application Development and Deployment reporting unit's implied fair value of goodwill exceeded the carrying value of goodwill of $1.5 million, resulting in no impairment charge.

We recorded no goodwill impairment losses in fiscal years 2014, 2013 or 2012.

Note 7: Divestitures

During fiscal year 2012, we announced that we would divest all product lines which were not considered core product lines of our business: Actional, Artix, DataXtend, FuseSource, ObjectStore, Orbacus, Orbix, Savvion, Shadow and Sonic. The FuseSource and Shadow product lines were divested in fiscal year 2012. The remaining product lines were divested in the first quarter of fiscal year 2013.

In the third quarter of fiscal year 2013, we divested our Apama product line to Software AG. The purchase price was $44.3 million.

Revenues and direct expenses of the divested product lines have been reclassified as discontinued operations for fiscal years 2012 and 2013. The fiscal year 2012 results include revenues and direct expenses of all divested product lines, since we earned revenues and incurred direct expenses for all or part of fiscal year 2012 for each of those product lines. The fiscal year 2013 results include the revenues and direct expenses of the product lines which had not been divested prior to the start of fiscal year 2013.

Apama

In the third quarter of fiscal year 2013, we divested our Apama product line to Software AG for a purchase price of $44.3 million. Of the total consideration, $4.5 million was held in escrow to secure indemnification claims, if any, for up to 18 months. As of November 30, 2014, the escrow is included in other current assets on the consolidated balance sheet. The escrow was released to us in January 2015.

In connection with the sale, we also entered into a three year distributor license agreement with Software AG for $0.7 million for one of our DataDirect products. The distributor license agreement does not constitute direct cash flows or significant continuing involvement of the Apama product line, and thus does not preclude us from discontinued operations treatment.

Revenues and direct expenses of the Apama product line have been reclassified as discontinued operations for fiscal years 2012 and 2013. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012
Revenue	$10,550	$17,593
Income (loss) before income taxes	(12,482)	(18,348)
Income tax provision (benefit)	(3,152)	(5,998)
Gain on sale, net of tax	22,070	—
Income (loss) from discontinued operations, net	$12,740	$(12,350)

The gain on the sale of the Apama product line was calculated as follows (in thousands):

Purchase price	$44,268
Less: transaction costs	2,029
Less: net assets
Accounts receivable	2,426
Other current assets	428
Goodwill and intangible assets	6,991
Other long-term assets	426
Deferred revenue	(3,917)
Gain on sale	35,885
Tax provision	13,815
Gain on sale, net of tax	$22,070

Artix, Orbacus and Orbix

In the first quarter of fiscal year 2013, we divested our Artix, Orbacus and Orbix product lines to a subsidiary of Micro Focus International plc (Micro Focus) for total consideration of $15.0 million.

Revenues and direct expenses of these product lines have been reclassified as discontinued operations for fiscal years 2012 and 2013. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012
Revenue	$5,786	$28,942
Income before income taxes	2,625	6,003
Income tax provision	(130)	3,562
Gain on sale, net of tax	$2,009	$—
Income from discontinued operations, net	$4,764	$2,441

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

Actional, DataXtend, ObjectStore, Savvion and Sonic

In the first quarter of fiscal year 2013, we divested our Actional, DataXtend, ObjectStore, Savvion and Sonic product lines to the investment arm of Trilogy Enterprises (Trilogy) for total consideration of $60.5 million.

Revenues and direct expenses of these product lines have been reclassified as discontinued operations for fiscal years 2012 and 2013. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012
Revenue	$(450)	$81,576
Loss before income taxes	(980)	(18,314)
Income tax benefit	(248)	(6,234)
Gain on sale, net of tax	$18,358	$—
Income (loss) from discontinued operations, net	$17,626	$(12,080)

The gain on sale of the Actional, DataXtend, ObjectStore, Savvion and Sonic product lines was calculated as follows (in thousands):

Purchase price	$60,500
Less: transaction costs	1,211
Less: net assets
Accounts receivables	12,380
Goodwill and intangible assets	31,693
Other assets	976
Deferred revenue	(19,168)
Other liabilities	(299)
Gain on sale	33,707
Tax provision	15,349
Gain on sale, net of tax	$18,358

Shadow

In the fourth quarter of fiscal year 2012, we divested our Shadow product line to Rocket Software, Inc for total consideration of $33.0 million. Of the total consideration, $3.3 million was held in escrow to secure indemnification claims, if any, for 15 months. We received the $3.3 million during the first quarter of fiscal year 2014.

Revenues and direct expenses of the Shadow product line have been reclassified as discontinued operations for fiscal years 2012 and 2013. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012
Revenue	$—	$12,518
Income (loss) before income taxes	—	4,882
Income tax provision (benefit)	—	164
Gain on sale, net of tax	—	12,692
Income from discontinued operations, net	$—	$17,410

The gain on sale of the Shadow product line was calculated as follows (in thousands):

Purchase price	$31,903
Less: transaction costs	1,264
Less: net assets sold
Accounts receivables	1,592
Goodwill and intangible assets	10,540
Other assets	103
Deferred revenue	(6,859)
Gain on sale	$25,263
Tax provision	12,571
Gain on sale, net of tax	$12,692

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

FuseSource

In the fourth quarter of fiscal year 2012, we divested our FuseSource product line to Red Hat, Inc for total consideration of $21.3 million. Of the total consideration, $2.1 million is held in escrow to secure indemnification claims, if any, for up to 15 months. As of November 30, 2014 and 2013, the escrow is included in other current assets on the consolidated balance sheet.

Revenues and direct expenses of the FuseSource product line have been reclassified as discontinued operations for fiscal years 2012 and 2013. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2013	November 30, 2012
Revenue	$—	$14,484
Loss before income taxes	—	(7,118)
Income tax benefit	—	(3,000)
Gain on sale, net of tax	—	11,187
Income (loss) from discontinued operations, net	$—	$7,069

The gain on sale of the FuseSource product line was calculated as follows (in thousands):

Purchase price	$21,300
Less: net assets sold
Accounts receivables	2,749
Goodwill and intangible assets	3,690
Other assets	167
Deferred revenue	(5,148)
Gain on sale	$19,842
Tax provision	8,655
Gain on sale, net of tax	$11,187

Note 8: Business Combinations

BravePoint Acquisition

On October 1, 2014, we acquired 100% of the capital stock of BravePoint, Inc. (BravePoint) from Chesapeake Utilities Corporation in exchange for $12.0 million in cash. BravePoint is based in Norcross, Georgia and is a leading provider of consulting, training and application development services designed to increase customers' profitability and competitiveness through the use of technology. This acquisition significantly extends our services capabilities and enhances our ability to quickly enable our partners and customers to take greater advantage of new technologies.  The acquisition was accounted for as a business combination, and accordingly, the results of operations of BravePoint are included in our operating results as part of the OpenEdge business unit from the date of acquisition. We paid the purchase price in cash from available funds.

The allocation of the purchase price is as follows (in thousands):

	Total	Life
Net working capital	$2,222
Property and equipment	735
Other assets	16
Purchased technology	5,920	7 Years
Customer-related and other	850	7 Years
Goodwill	2,257
Net assets acquired	$12,000

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $2.3 million of goodwill. The goodwill is deductible for tax purposes. The allocation of the purchase price was completed in the fourth quarter of fiscal year 2014 upon the finalization of our valuation of identifiable intangible assets.

We incurred approximately $0.2 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations for the twelve months ended November 30, 2014. We have not disclosed the amount of revenues and earnings of BravePoint since acquisition, nor pro forma financial information, as those amounts are not significant to our consolidated financial statements.

Modulus Acquisition

On May 13, 2014, we acquired 100% of the membership interests in Modulus LLC (Modulus), a privately held platform-as-a-service (PaaS) provider based in Cincinnati, Ohio, for $15.0 million. The purchase consideration consisted of $12.5 million in cash paid and $2.5 million of contingent consideration, expected to be paid out over a two year period, if earned. The fair value of the contingent consideration was estimated to be $1.5 million at the date of acquisition; as such, the fair value of the purchase consideration allocated to the assets acquired totaled $14.0 million. Modulus provides a PaaS for easily hosting, deploying, scaling and monitoring data-intensive, real-time applications using powerful, rapidly growing Node.js and MongoDB technologies. The purpose of the acquisition is to capitalize on the expected market growth of the core technologies that Modulus supports and drive new revenue through the Pacific platform. The acquisition was accounted for as a business combination, and accordingly, the results of operations of Modulus are included in our operating results as part of our Application Development and Deployment business unit from the date of acquisition. We paid the purchase price in cash from available funds.

The allocation of the purchase price is as follows (in thousands):

	Total	Life
Net working capital	$7
Purchased technology	7,320	7 Years
Customer-related and other	190	7 Years
Goodwill	6,433
Net assets acquired	$13,950

The purchase consideration includes contingent earn-out provisions payable by the Company based on the achievement of certain milestones. We determined the fair value of the contingent consideration obligations by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that the milestones will be achieved. The probability-weighted earn-out payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The key assumptions as of the acquisition date related to the contingent consideration are probabilities in excess of 75% that the milestones associated with the contingent consideration will be achieved and a discount rate of 33.0%.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $6.4 million of goodwill. The goodwill is deductible for tax purposes. The allocation of the purchase price was completed in the third quarter of fiscal year 2014 upon the finalization of our valuation of identifiable intangible assets.

We incurred approximately $0.3 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations for the twelve months ended November 30, 2014. We have not disclosed the amount of revenues and earnings of Modulus since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

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

The stock purchase agreement included contingent earn-out provisions requiring the Company to make payments to former Rollbase owners now employed by the Company. We have concluded that the earn-out provisions for the individuals now employed by the Company, which total approximately $5.3 million, are compensation arrangements and we have been accruing the maximum payouts ratably over the two year performance period, as we believe it is probable that the criteria will be met. During the second and third quarters of fiscal year 2014, we paid the former Rollbase owners the contingent consideration related to milestones reached as of the one year anniversary of the acquisition closing date in the amount of $2.7 million. We have incurred $2.8 million and $1.9 million of expense related to the contingent earn-out provisions for the fiscal years ended November 30, 2014 and November 30, 2013, respectively. These amounts are recorded as acquisition-related expenses in our consolidated statement of operations.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $4.8 million of goodwill, which is not deductible for tax purposes. The allocation of the purchase price was completed in the third quarter of fiscal year 2013 upon the finalization of our valuation of identifiable intangible assets and acquired deferred tax liabilities. The weighted average amortization period for the acquired intangible assets, which is comprised of purchased technology and customer relationships, is 5 and 1 years, respectively.

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

Revolving loans accrue interest at a per annum rate based on our choice of either (i) the LIBOR rate plus a margin ranging from 1.25% to 1.75% or (ii) the base rate plus a margin ranging from 0.25% to 0.75%, both depending on our consolidated leverage ratio. The base rate is defined as the highest of (i) the administrative agent’s prime rate (ii) the federal funds rate plus 0.50%, and (iii) the LIBOR rate for a one month interest period plus a margin equal to 1.00%. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, at a per annum rate ranging from 0.25% to 0.35%, depending on our consolidated leverage ratio. The loan origination fee and issuance costs incurred upon consummation of the Credit Agreement are being amortized through interest income and other in the consolidated statement of income using the effective interest rate method, over the five year term of the facility. Other customary fees and letter of credit fees may be charged and will be expensed as they are incurred.

Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay, terminate or reduce the loan commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. The Credit Agreement contains customary affirmative and negative covenants, including a requirement to maintain a balance of at least $100.0 million in cash and cash equivalents while making restricted equity-related payments (e.g. cash dividend distributions or share repurchases of our common stock). We are also required to maintain compliance with a consolidated leverage ratio of no greater than 3.00 to 1.00 and a consolidated interest coverage ratio of at least 3.00 to 1.00. As of November 30, 2014, there were no amounts outstanding under the revolving line and $0.7 million of letters of credit outstanding.

On December 2, 2014, in connection with entering into the new credit facility described in Note 19, we terminated the Credit Agreement dated August 15, 2011. As indicated above, the Credit Agreement was to mature on August 15, 2016. Loans under the Credit Agreement could be paid before maturity in whole or in part at our option without penalty or premium. There were no revolving loans and $0.7 million of letters of credit outstanding at the time of the termination of the Credit Agreement, which letters of credit were incorporated into the new credit facility.

Note 10: Commitments and Contingencies

Leasing Arrangements

We lease certain facilities and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2014 (in thousands):

2015	$5,733
2016	3,620
2017	2,111
2018	1,170
2019	991
Thereafter	1,626
Total	$15,251

Our operating lease arrangements are subject to customary renewal and base rental fee escalation clauses. Total rent expense, net of sublease income which is insignificant, under operating lease arrangements was approximately $6.5 million, $6.5 million and $8.7 million in fiscal years 2014, 2013 and 2012, respectively.

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

Note 11: Shareholders’ Equity

Preferred Stock

Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. As of November 30, 2014, there was no preferred stock issued or outstanding.

Common Stock

We have 200,000,000 shares of authorized common stock, $0.01 par value per share, of which 50,676,769 were issued and outstanding at November 30, 2014.

There were 74,900 deferred stock units (DSUs) outstanding at November 30, 2014. Each DSU represents one share of our common stock and all DSU grants have been made to non-employee members of our Board of Directors. The DSUs granted prior to fiscal year 2011 were fully vested on the date of grant and do not have voting rights and can only be converted into common stock when the recipient ceases being a member of the Board of Directors. There were 21,700 DSUs granted in fiscal year 2011, of which 18,235 were vested as of November 30, 2014.

Common Stock Repurchases

In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time. In fiscal year 2014, we repurchased and retired 2.3 million shares of our common stock for $52.6 million.

During the second quarter of fiscal year 2012, our Board of Directors authorized a $350.0 million return of capital to shareholders in the form of a share repurchase through fiscal year 2013. In July 2013, the Board increased the authorization by $10.0 million to $360.0 million. In fiscal years 2013 and 2012, we repurchased and retired 11,579,000 shares and 4,494,000 shares, respectively, of our common stock for $269.5 million and $88.4 million, respectively.

Note 12: Stock-Based Compensation

We currently have one shareholder-approved stock plan from which we can issue stock-based awards, which was approved by our shareholders in fiscal year 2008 (2008 Plan). The 2008 Plan replaced the 1992 Incentive and Nonqualified Stock Option Plan, the 1994 Stock Incentive Plan and the 1997 Stock Incentive Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under those plans. The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units and stock appreciation rights. A total of 47,010,000 shares are issuable under these plans, of which 7,840,978 shares were available for grant as of November 30, 2014.

We have adopted two stock plans for which the approval of shareholders was not required: the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 9,750,000 shares are issuable under the 2002 Plan, of which 840,058 shares were available for grant as of November 30, 2014.

The 2004 Plan is reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 1,500,000 shares are issuable under the 2004 Plan, of which 583,021 shares were available for grant as of November 30, 2014.

Under all of our plans, the options granted prior to fiscal year 2005 generally vest over five years and have terms of ten years. The options granted from fiscal year 2005 through fiscal year 2010 generally vest over five years and have terms of seven years, and the options granted since fiscal year 2011 vest over four years and have a term of seven years.

A summary of stock option activity under all the plans is as follows:

	Shares	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	Exercise Price	(in years)	(in thousands)
Options outstanding, December 1, 2013	1,989	$20.43
Granted	8	21.80
Exercised (2)	(736)	18.81
Canceled	(46)	26.61
Options outstanding, November 30, 2014	1,215	$21.19	2.57	$6,880
Exercisable, November 30, 2014	1,146	$21.09	2.50	$6,598
Vested or expected to vest, November 30, 2014	1,215	$21.19	2.57	$6,880

(1)
The aggregate intrinsic value was calculated based on the difference between the closing price of our stock on November 30, 2014 of $25.79 and the exercise prices for all in-the-money options outstanding.

(2)
Includes 46,000 options included in a stock-swap, which allowed optionees to pay the exercise price by surrendering shares already owned. The net shares of common stock resulting from option exercises is 690,000 as reflected in the statement of shareholders' equity.

A summary of restricted stock units activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding, December 1, 2013	1,117	$22.67
Granted	1,484	22.28
Issued	(866)	23.29
Canceled	(246)	20.79
Restricted stock units outstanding, November 30, 2014	1,489	$22.24

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

The 1991 Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase up to an aggregate of 8,650,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27 month offering period comprised of nine three month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27 month offering period or the end of each three month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27 month offering period, subsequent to the purchase, the offering period is canceled and the employee is entered into a new 27 month offering period with the then current market price as the new base price. We issued 203,000 shares, 281,000 shares and 376,000 shares with weighted average purchase prices of $17.84, $15.28 and $15.04 per share, respectively, in fiscal years 2014, 2013 and 2012, respectively. At November 30, 2014, approximately 727,000 shares were available and reserved for issuance under the ESPP.

We estimated the fair value of stock options and ESPP awards granted in fiscal years 2014, 2013 and 2012 on the measurement dates using the Black-Scholes option valuation model with the following weighted average assumptions:

	Fiscal Year Ended
	November 30, 2014	November 30, 2013	November 30, 2012
Stock options:
Expected volatility	28.4%	31.9%	30.0%
Risk-free interest rate	1.6%	0.7%	0.8%
Expected life (in years)	4.8	4.8	4.8
Expected dividend yield	—	—	—
Employee stock purchase plan:
Expected volatility	25.1%	31.8%	34.1%
Risk-free interest rate	0.3%	0.2%	0.2%
Expected life (in years)	1.6	1.5	1.5
Expected dividend yield	—	—	—

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

Based on the above assumptions, the weighted average estimated fair value of stock options granted in fiscal years 2014, 2013 and 2012 was $5.95, $6.08 and $5.66 per share, respectively. We amortize the estimated fair value of stock options to expense over the vesting period using the straight-line method. The weighted average estimated fair value for shares issued under our ESPP in fiscal years 2014, 2013 and 2012 was $6.93, $6.88 and $6.53 per share, respectively. We amortize the estimated fair value of shares issued under the ESPP to expense over the vesting period using a graded vesting model.

Other reasonable assumptions about these factors could provide different estimates of fair value. Future changes in stock price volatility, life of options, interest rates and dividend practices, if any, may require changes in our assumptions, which could materially affect the calculation of fair value.

Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $17.3 million at November 30, 2014. These costs are expected to be recognized over a weighted average period of 1.7 years.

The following additional activity occurred under our plans (in thousands):

	Fiscal Year Ended
	November 30, 2014	November 30, 2013	November 30, 2012
Total intrinsic value of stock options on date exercised	$4,078	$14,009	$9,601
Total fair value of deferred stock units on date vested	130	127	114
Total fair value of restricted stock units on date vested	19,963	16,631	13,772

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of income (in thousands):

	Fiscal Year Ended
	November 30, 2014	November 30, 2013	November 30, 2012
Cost of software licenses	$—	$—	$9
Cost of maintenance and services	612	601	725
Sales and marketing	4,642	3,599	3,274
Product development	5,289	4,723	3,170
General and administrative	14,330	10,186	10,983
Stock-based compensation from continuing operations	24,873	19,109	18,161
Loss from discontinued operations	—	2,290	10,072
Total stock-based compensation	$24,873	$21,399	$28,233
Income tax benefit included in the provision for income taxes from continuing operations	$6,318	$5,146	$4,491

Separation and Divestiture Arrangements

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

During fiscal year 2012, we entered into transition agreements with certain employees in connection with the divestitures of certain of our product lines. As part of the transition agreements, the employees were entitled to accelerated vesting of stock-based awards if the employees remained employees of the company through the date their product line was divested. We recognized additional stock-based compensation of $1.3 million in the consolidated statement of income as a result of these agreements.

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

During fiscal year 2014, we entered into separation agreements with two executives which entitled them to accelerated vesting of certain stock-based awards. Due to the separation and accelerated vesting, we recognized additional stock-based compensation expense of $1.2 million, of which $0.7 million was recorded as sales and marketing expense and $0.5 million was recorded as general and administrative expense, in the consolidated statement of income.

Note 13: Retirement Plan

We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $2.1 million, $1.9 million and $2.9 million for fiscal years 2014, 2013 and 2012, respectively.

Note 14: Restructuring

2014 Restructuring

During the third quarter of fiscal year 2014, our management approved, committed to and initiated plans to make strategic changes to our organization to provide greater focus and agility in the delivery of next generation application development, deployment and integration solutions. Effective September 1, 2014, we began to operate as three distinct business units: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment, each with dedicated sales, product management and product marketing functions. In connection with the new organizational structure, we no longer have a global head of sales, as well as certain other positions within the sales and administrative organizations. The organizational changes will not result in the closing of any of our facilities.

As part of the 2014 restructuring, for the twelve months ended November 30, 2014, we incurred expenses of $1.7 million, which are related to employee costs, including severance, health benefits, and outplacement services, but excluding stock-based compensation. The expenses are recorded as restructuring expenses in the consolidated statements of income. We do not expect to incur additional material costs with respect to the 2014 restructuring.

A summary of activity for the 2014 restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2013	$—	$—	$—
Costs incurred	—	1,664	1,664
Cash disbursements	—	(437)	(437)
Balance, November 30, 2014	$—	$1,227	$1,227

Cash disbursements for expenses incurred to date under the 2014 restructuring are expected to be made during fiscal year 2015. As a result, the $1.2 million is included in other accrued liabilities on the consolidated balance sheet at November 30, 2014.

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

As part of the 2013 restructuring, we incurred $0.4 million of expenses in the fiscal year 2014. The expenses are recorded as restructuring expenses in the consolidated statements of income. We do not expect to incur additional material costs with respect to the 2013 restructuring.

A summary of the fiscal year 2014 activity for the 2013 restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2013	$569	$1,077	$1,646
Costs incurred	329	67	396
Cash disbursements	(666)	(1,146)	(1,812)
Translation adjustments and other	(5)	2	(3)
Balance, November 30, 2014	$227	$—	$227

A summary of the fiscal year 2013 activity for the 2013 restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2012	$—	$—	$—
Costs incurred	1,126	7,594	8,720
Cash disbursements	(510)	(6,577)	(7,087)
Translation adjustments and other	(47)	60	13
Balance, November 30, 2013	$569	$1,077	$1,646

Cash disbursements under the 2013 restructuring are expected to be made through fiscal year 2017. The short-term portion of the restructuring reserve of $0.1 million is included in other accrued liabilities and the long-term portion of $0.1 million is included in other noncurrent liabilities on the consolidated balance sheet at November 30, 2014.

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

As part of the 2012 restructuring, we incurred $0.2 million of expenses in the fiscal year 2014. The expenses are recorded as restructuring expenses in the consolidated statements of income. We do not expect to incur additional material costs for the 2012 restructuring.

A summary of the fiscal year 2014 activity for the 2012 restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2013	$615	$291	$906
Costs incurred	250	(16)	234
Cash disbursements	(650)	(276)	(926)
Translation adjustments and other	(26)	1	(25)
Balance, November 30, 2014	$189	$—	$189

A summary of the fiscal year 2013 activity for the 2012 restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2012	$603	$6,429	$7,032
Costs incurred	1,545	2,752	4,297
Cash disbursements	(1,423)	(8,941)	(10,364)
Asset impairment	(111)	—	(111)
Translation adjustments and other	1	51	52
Balance, November 30, 2013	$615	$291	$906

Cash disbursements under the 2012 restructuring are expected to be made through fiscal year 2015. As a result, the $0.2 million is included in other accrued liabilities on the condensed consolidated balance sheet at November 30, 2014.

Note 15: Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2014	November 30, 2013	November 30, 2012
U.S.	$68,882	$54,495	$49,818
Foreign	8,922	8,288	18,167
Total	$77,804	$62,783	$67,985

The provision for income taxes from continuing operations is comprised of the following (in thousands):

	Fiscal Year Ended
	November 30, 2014	November 30, 2013	November 30, 2012
Current:
Federal	$7,796	$7,639	$11,171
State	765	1,583	1,270
Foreign	4,751	2,165	5,970
Total current	13,312	11,387	18,411
Deferred:
Federal	14,783	9,622	5,257
State	730	329	55
Foreign	(479)	1,668	(692)
Total deferred	15,034	11,619	4,620
Total	$28,346	$23,006	$23,031

A reconciliation of the U.S. Federal statutory rate to the effective tax rate from continuing operations is as follows:

	Fiscal Year Ended
	November 30, 2014	November 30, 2013	November 30, 2012
Tax at U.S. Federal statutory rate	35.0%	35.0%	35.0%
Foreign rate differences	1.7	1.5	(1.0)
Effects of foreign operations included in U.S. Federal provision	(2.3)	(0.7)	—
State income taxes, net	1.6	2.1	0.9
Research credits	(0.1)	(1.5)	—
Domestic production activities deduction	(1.4)	(2.1)	(2.2)
Tax-exempt interest	(0.1)	(0.2)	(0.3)
Nondeductible stock-based compensation	2.8	2.3	3.0
Other	(0.8)	0.2	(1.5)
Total	36.4%	36.6%	33.9%

The components of deferred tax assets and liabilities are as follows (in thousands):

	November 30, 2014	November 30, 2013
Deferred tax assets:
Accounts receivable	$632	$739
Other assets	762	779
Accrued compensation	2,666	3,901
Accrued liabilities and other	7,096	7,302
Stock-based compensation	4,558	4,222
Depreciation and amortization	—	6,724
Tax credit and loss carryforwards	30,769	34,460
Gross deferred tax assets	46,483	58,127
Valuation allowance	(9,687)	(12,949)
Total deferred tax assets	36,796	45,178
Deferred tax liabilities:
Goodwill	(19,777)	(14,860)
Deferred revenue	(672)	(1,585)
Depreciation and amortization	(4,327)	—
Total deferred tax liabilities	(24,776)	(16,445)
Total	$12,020	$28,733

The valuation allowance primarily applies to net operating loss carryforwards and unutilized tax credits in jurisdictions or under conditions where realization is not assured. The $3.3 million decrease in the valuation allowance during fiscal year 2014 relates to foreign net operating loss carryforwards expiring unutilized. The short-term portion of deferred tax liabilities of $0.2 million is included in other current liabilities on the consolidated balance sheet at November 30, 2013.

At November 30, 2014, we have net operating loss carryforwards of $59.1 million expiring on various dates through 2030 and $2.3 million that may be carried forward indefinitely. At November 30, 2014, we have tax credit carryforwards of approximately $8.6 million expiring on various dates through 2029 and $1.9 million that may be carried forward indefinitely.

It is our policy to indefinitely reinvest the earnings of our non-U.S. subsidiaries unless the earnings can be repatriated in a manner that is substantially tax free or a manner that generates a tax benefit. We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, which totaled $18.6 million as of November 30, 2014, as these earnings have been indefinitely reinvested. Any additional taxes that might be payable upon repatriation of our foreign earnings would not be significant.

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

A reconciliation of the balance of our unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2014	November 30, 2013	November 30, 2012
Balance, beginning of year	$1,022	$2,192	$2,631
Tax positions related to current year	849	189	79
Settlements with tax authorities	—	(1,176)	—
Lapses due to expiration of the statute of limitations	(160)	(183)	(518)
Balance, end of year	$1,711	$1,022	$2,192

We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. In fiscal years 2014, 2013, and 2012 there was a minimal amount of estimated interest and penalties recorded in the provision for income taxes. We have accrued $0.2 million and $0.2 million of estimated interest and penalties at November 30, 2014 and 2013, respectively. We do not expect any significant changes to the amount of unrecognized tax benefits in the next twelve months.

Our Federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2011, and we are no longer subject to audit for those periods. State taxing authorities are currently examining our income tax returns for fiscal year 2011 through fiscal year 2013. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2010, and we are no longer subject to audit for those periods.

Tax authorities for certain non-U.S. jurisdictions are also examining returns affecting unrecognized tax benefits, none of which are material to our consolidated balance sheets, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2009.

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

	Fiscal Year Ended
	November 30, 2014	November 30, 2013	November 30, 2012
Income from continuing operations	$49,458	$39,777	$44,954
Weighted average shares outstanding	50,840	54,516	62,881
Dilutive impact from common stock equivalents	626	863	860
Diluted weighted average shares outstanding	51,466	55,379	63,741
Basic earnings per share from continuing operations	$0.97	$0.73	$0.71
Diluted earnings per share from continuing operations	$0.96	$0.72	$0.71

We excluded stock awards representing approximately 355,000 shares, 744,000 shares, and 4,115,000 shares of common stock from the calculation of diluted earnings per share in the fiscal years ended November 30, 2014, 2013 and 2012, respectively, because these awards were anti-dilutive.

Note 17: Business Segments and International Operations

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.

Effective September 1, 2014, we began operating as three distinct business units: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment, each with dedicated sales, product management and product marketing functions. As a result of these changes, we have begun segment reporting for our three business units beginning in the fourth fiscal quarter of 2014. The segment information for the prior periods presented has been restated to reflect the change in our reportable segments.

We do not manage our assets or capital expenditures by segment or assign other income (expense) and income taxes to segments. We manage and report such items on a consolidated company basis.

The following table provides revenue and contribution margin from our reportable segments and reconciles to the consolidated income from continuing operations before income taxes:

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	November 30, 2012
Segment revenue:
OpenEdge	$296,721	$293,508	$275,258
Data Connectivity and Integration	34,772	40,089	42,354
Application Development and Deployment	1,040	399	—
Total revenue	332,533	333,996	317,612
Segment costs of revenue and operating expenses:
OpenEdge	70,811	83,675	86,912
Data Connectivity and Integration	12,308	12,397	13,257
Application Development and Deployment	9,354	1,612	—
Total costs of revenue and operating expenses	92,473	97,684	100,169
Segment contribution margin:
OpenEdge	225,910	209,833	188,346
Data Connectivity and Integration	22,464	27,692	29,097
Application Development and Deployment	(8,314)	(1,213)	—
Total contribution margin	240,060	236,312	217,443
Other unallocated expenses (1)	159,320	172,572	149,654
Income from operations	$80,740	$63,740	$67,789
Other income (expense), net	$(2,936)	$(957)	$196
Income from continuing operations before income taxes	$77,804	$62,783	$67,985

(1) The following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, administration, amortization of acquired intangibles, stock-based compensation, restructuring, acquisition related expenses.

Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2014	November 30, 2013	November 30, 2012
Software licenses	$117,801	$122,312	$106,626
Maintenance	202,496	202,857	202,691
Professional services	12,236	8,827	8,295
Total	$332,533	$333,996	$317,612

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

	Fiscal Year Ended
	November 30, 2014	November 30, 2013	November 30, 2012
United States	$137,105	$140,020	$127,841
Canada	13,611	14,259	14,818
EMEA	131,335	133,600	125,566
Latin America	24,917	25,370	28,335
Asia Pacific	25,565	20,747	21,052
Total	$332,533	$333,996	$317,612

No country outside of the U.S. accounted for more than 10% of our consolidated revenue in any year presented. Long-lived assets totaled $56.9 million, $53.6 million and $57.9 million in the U.S. and $2.5 million, $3.4 million and $5.2 million outside of the U.S. at the end of fiscal years 2014, 2013 and 2012, respectively. No individual country outside of the U.S. accounted for more than 10% of our consolidated long-lived assets.

Note 18: Selected Quarterly Financial Data (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2014:
Revenue	$74,538	$80,827	$79,274	$97,894
Gross profit	66,657	73,449	71,413	86,755
Income from operations	14,002	20,280	19,431	27,027
Income from continuing operations	11,100	12,799	11,095	14,464
Net income	11,100	12,799	11,095	14,464
Basic earnings per share from continuing operations	0.22	0.25	0.22	0.29
Diluted earnings per share from continuing operations	0.21	0.25	0.22	0.28
Fiscal year 2013:
Revenue	$83,733	$81,705	$77,578	$90,980
Gross profit	73,854	73,216	69,059	82,885
Income from operations	15,793	14,386	9,661	23,900
Income from continuing operations	9,813	8,142	7,204	14,618
Net income	31,118	3,910	24,843	15,036
Basic earnings per share from continuing operations	0.17	0.15	0.13	0.28
Diluted earnings per share from continuing operations	0.17	0.15	0.13	0.28

Note 19: Subsequent Events

On December 2, 2014, we acquired 100% of the outstanding securities of Telerik AD (Telerik) for an aggregate sum of $262.5 million. We funded the purchase price from a combination of existing cash resources and a $150 million term loan described below. In addition, approximately $11.0 million of the purchase price is payable to Telerik’s founders and certain other key employees in restricted stock units, subject to a vesting schedule and continued employment. Telerik is a leading provider of application development tools which allow developers to create compelling user experiences across cloud, web, mobile and desktop applications. As a result of the timing of the transaction, the initial accounting for the business combination was incomplete through the date our consolidated financial statements were issued. Results of operations for Telerik will be included in our consolidated financial statements as part of the Application Development and Deployment business unit from the date of acquisition.

On December 2, 2014, we entered into a Credit Agreement (the Credit Agreement) with each of the lenders party thereto (the Lenders), JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and Citizens Bank, N.A., as Syndication Agents, Bank of America, N.A., Citibank, N.A. and Silicon Valley Bank, as Documentation Agents, and J.P. Morgan Securities LLC, as Sole Bookrunner and Sole Lead Arranger, providing for a $150 million secured term loan and a $150 million secured revolving credit facility, which may be made available in U.S. Dollars and certain other currencies. The revolving credit facility may be increased by up to an additional $75 million if the existing or additional lenders are willing to make such increased commitments. This new credit facility replaces our existing unsecured revolving credit facility dated August 15, 2011.

The term loan was used to partially fund our acquisition of Telerik, as described above. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

Interest rates for the term loan and revolving credit facility are determined at our option and would range from 1.50% to 2.25% above the Eurodollar rate for Eurodollar-based borrowings or would range from 0.50% to 1.25% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on our leverage ratio. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.25% to 0.40% per annum, based upon our leverage ratio. At closing of the term loan and revolving credit facility, the applicable interest rate and commitment fee would be at the second lowest rate in each range.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ending February 28, 2015. The first eight payments are in the principal amount of $1.875 million each, the following eight payments are in the principal amount of $3.75 million each, the following three payments are in the principal amount of $5.625 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans.

We are the sole borrower under the credit facility. Our obligations under the Credit Agreement are guaranteed by each of our material domestic subsidiaries and are secured by substantially all of our assets and such material domestic subsidiaries, as well as 100% of the capital stock of our domestic subsidiaries and 65% of the capital stock of our first-tier foreign subsidiaries, in each case, subject to certain exceptions as described in the Credit Agreement. Future material domestic subsidiaries will be required to guaranty our obligations under the Credit Agreement, and to grant security interests in substantially all of their assets to secure such obligations. The Credit Agreement generally prohibits, with certain exceptions, any other liens on our assets, subject to certain exceptions as described in the Credit Agreement.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on our assessment we believe that as of November 30, 2014, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.

(c) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended November 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(d) Report of independent registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts

We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2014, of the Company and our report dated January 29, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 29, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 with respect to our directors and executive officers, including the qualifications of the members of the Audit Committee of our Board of Directors, may be found in the sections captioned, “Proposal 1-Election of Directors,” “Committees of the Board,” “Certain Relationships” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Executive and Other Key Officers of the Registrant

The following table sets forth certain information regarding our executive and other key officers.

Name	Age	Position
Antonio Aquilina	47	Senior Vice President, Strategy and Corporate Development
Michael Benedict	42	President, Data Connectivity and Integration Business Unit
David Benson	55	Executive Vice President and Chief Information Officer
Stephen Faberman	45	Senior Vice President, General Counsel
John Goodson	50	Senior Vice President, Chief Product and Technology Officer
Svetozar Georgiev	38	Senior Vice President, Application Platforms
Karen Padir	46	President, Application Development and Deployment Business Unit
Philip Pead	62	President and Chief Executive Officer
Chris Perkins	52	Senior Vice President, Finance and Administration and Chief Financial Officer
Melissa Puls	41	Senior Vice President, Chief Marketing Officer
Jerry Rulli	58	President, OpenEdge Business Unit
Dimitre Taslakov	38	Senior Vice President, Chief Talent Officer
Vassil Terziev	36	Senior Vice President, Chief Innovation Officer

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

Mr. Benedict became President, Data Connectivity and Integration Business Unit in September 2014. Prior to that time, Mr. Benedict was Vice President, Pacific Cloud Platform and OpenEdge Product Line, a position he assumed in June 2013. Prior to that time, Mr. Benedict was Vice President, Data Connectivity Business Line Leader since May 2012. From March 2011 to May 2012, Mr. Benedict was Vice President of Product Management. Prior to that time, since joining Progress upon the acquisition of DataDirect in 2003, Mr. Benedict held several Senior Director and Director positions in the Products and Sales organizations.

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

Mr. Goodson became Senior Vice President, Chief Product and Technology Officer in September 2014. Prior to that time, beginning in June 2013, he was Senior Vice President, Chief Product Officer. Prior to that time, Mr. Goodson was Senior Vice President, Product Engineering since May 2012. From October 2010 to May 2012, Mr. Goodson was Senior Vice President, Products and acted as our Interim Chief Product Officer since October 2010. Prior to that time, from June 2010 until October 2010, Mr. Goodson was Senior Vice President and General Manager, Enterprise Data Solutions and Enterprise Business Solutions.

Mr. Georgiev became Senior Vice President, Application Platforms in December 2014 upon our acquisition of Telerik. Prior to the acquisition, Mr. Georgiev was co-Chief Executive Officer of Telerik, which he co-founded in 2002. As Co-Founder and Co-CEO of Telerik, Mr. Georgiev was instrumental in establishing the Telerik brand and growing Telerik’s marketing and financial organizations.

Ms. Padir became President, Application Development and Deployment Business Unit in September 2014. Prior to that time, Ms. Padir was Senior Vice President, Chief Technology Officer, a position she assumed in June 2013. Prior to that time, Ms. Padir was Senior Vice President, Application Development Business Line Leader upon her joining Progress in September 2012. Prior to joining us, from March 2010 to September 2012, Ms. Padir was Executive Vice President, Products and Engineering at EnterpriseDB. From October 2005 to February 2010, Ms. Padir was Vice President, Engineering at Sun Microsystems.

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

Ms. Puls became Senior Vice President, Chief Marketing Officer in October 2014. Prior to that time, Ms. Puls held various executive marketing positions at Iron Mountain, the most recent of which was Vice President, Global Demand Center, a position she held from January 2014 until October 2014. Ms. Puls joined Iron Mountain in March 2011. Prior to that time, from June 2010 until February 2011, Ms. Puls was Global Vice President, Business Development at Infor Global Solutions.

Mr. Rulli became President, OpenEdge Business Unit in August 2014. Prior to that time, from June 2010 to May 2014, Mr. Rulli was Executive Vice President, Worldwide Sales at Iron Mountain. Prior to that time, from March 2004 until December 2009, Mr. Rulli was President, Americas Region at Infor Global Solutions.

Mr. Taslakov because Senior Vice President, Chief Talent Officer in December 2014 upon our acquisition of Telerik. Prior to the acquisition, Mr. Taslakov was Chief Talent Officer of Telerik, a position he assumed in January 2014. Prior to that time, from November 2012 until December 2013, he was Telerik’s Chief Revenue Officer. Prior to November 2012, Mr. Taslakov was Vice President of Business Development.

Mr. Terziev became Senior Vice President, Chief Innovation Officer in December 2014 upon our acquisition of Telerik. Prior to the acquisition, Mr. Terziev was co-Chief Executive Officer of Telerik, which he co-founded in 2002. As a Co-Founder and Co-CEO of Telerik, Mr. Terziev was instrumental in growing the sales, support and business development units of the company, and for establishing a fanatical dedication to customer service.

Board of Directors

The following information is provided with respect to the members of our Board of Directors:

Barry N. Bycoff
Former Executive Chairman
Progress Software Corporation

John R. Egan
Non-Executive Chairman
Managing Partner
Egan-Managed Capital

Ram Gupta
Former President and Chief Executive Officer
CAST Iron Systems, Inc.

Charles F. Kane
Strategic Advisor and Director
One Laptop per Child

David A. Krall
Strategic Advisor and Board of Directors Member
Universal Audio

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

Item 11. Executive Compensation

The information required by this Item 11 with respect to director and executive compensation may be found under the headings captioned “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership and our equity compensation plans may be found under the headings captioned “Information About Progress Software Common Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2014 is as follows (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
Equity compensation plans approved by shareholders (1)	2,420	(2)	$19.66	8,568	(3)
Equity compensation plans not approved by shareholders (4)	284		26.19	1,423
Total	2,704		$21.19	9,991

(1)
Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, 2008 Stock Option and Incentive Plan and 1991 Employee Stock Purchase Plan (ESPP).

(2)
Includes 1,489,000 restricted stock units under our 2008 Plan. Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)	Includes 727,000 shares available for future issuance under the ESPP.

(4)	Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.

We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of NASDAQ. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer would be eligible to receive an award under the 2004 Plan only as an inducement to join us. Awards under the 2002 Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 11,250,000 shares are issuable under the two plans, of which, 1,423,079 shares are available for future issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 may be found under the headings “Independence,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 may be found under the heading “Information About Our Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of November 30, 2014 and 2013

•	Consolidated Statements of Income for the years ended November 30, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income for the years ended November 30, 2014, 2013 and 2012

•	Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended November 30, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

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

2.1	Securities Purchase Agreement, dated October 21, 2014, by and among Progress Software Corporation, Telerik AD, the Sellers identified therein, and the Securityholder Representative (1)
3.1	Restated Articles of Organization, as amended (2)
3.2	By-Laws, as amended and restated (3)
4.1	Specimen certificate for the Common Stock (4)
10.1*	1992 Incentive and Nonqualified Stock Option Plan (5)
10.2*	1994 Stock Incentive Plan (6)
10.3*	1997 Stock Incentive Plan, as amended and restated (7)
10.4*	Employee Retention and Motivation Agreement as amended and restated, executed by each of the Executive Officers (other than the Chief Executive Officer) (8)
10.5*	2002 Nonqualified Stock Plan, as amended and restated (9)
10.6*	2004 Inducement Stock Plan, as amended and restated (10)
10.7*	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (11)
10.8*	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated (12)
10.9*	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan(13)
10.10*	Progress Software Corporation Corporate Executive Bonus Plan (14)
10.11*	Progress Software Corporation 2014 Fiscal Year Non-Employee Directors Compensation Program (15)
10.12*	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (16)
10.13*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant) (17)
10.14*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant) (18)
10.15*	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan
10.16*
Credit Agreement, dated as of December 2, 2014, by and among Progress Software Corporation, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and Citizens Bank, N.A., as Syndication Agents, and Bank of America, N.A., Citibank, N.A. and Silicon Valley Bank, as Documentation Agents, and J.P. Morgan Securities LLC, as Sole Bookrunner and Sole Lead Arranger (19)

10.17*	Employment Agreement, dated December 7, 2012, by and between Progress Software Corporation and Philip M. Pead (20)
10.18*	Employee Retention and Motivation Agreement, dated as of December 7, 2012, by and between Progress Software Corporation and Philip M. Pead (21)
10.19*	Employment Agreement, dated January 1, 2013, by and between Progress Software Corporation and Chris E. Perkins (22)
18.1	Preferability letter of Deloitte & Touche LLP dated January 29, 2015
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Philip M. Pead
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chris E. Perkins
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated by reference to Exhibit 2.1of our Current Report on Form 8-K filed on October 27, 2014.

(2)	Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the year ended November 30, 2011.

(3)	Incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(4)	Incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the year ended November 30, 2011.

(5)	Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended November 30, 2009.

(6)	Incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended November 30, 2009

(7)	Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended November 30, 2012.

(8)	Incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(9)	Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.

(10)	Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.

(11)	Incorporated by reference to Annex B to our definitive Proxy Statement filed April 20, 2012.

(12)	Incorporated by reference to Annex A to our definitive Proxy Statement filed May 7, 2013.

(13)	Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(14)	Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the year ended November 30, 2012

(15)	Incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended November 30, 2013

(16)	Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the year ended November 30, 2013

(17)	Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the year ended November 30, 2013

(18)	Incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended November 30, 2013

(19)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 5, 2014.

(20)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 13, 2012.

(21)	Incorporate by reference to Exhibit 10.2 to Form 8-K filed on December 13, 2012

(22)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 8, 2013.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of Progress Software Corporation participates.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of January, 2015.

PROGRESS SOFTWARE CORPORATION

By:	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP M. PEAD	President and Chief Executive Officer	January 29, 2015
Philip M. Pead	(Principal Executive Officer)

/s/ CHRIS E. PERKINS	Senior Vice President, Finance and	January 29, 2015
Chris E. Perkins	Administration and Chief Financial Officer
(Principal Financial Officer)

/s/ PAUL A. JALBERT	Vice President, Corporate Controller and Chief	January 29, 2015
Paul A. Jalbert	Accounting Officer
(Principal Accounting Officer)

Director
Barry N. Bycoff

/s/ JOHN R. EGAN	Non-Executive Chairman	January 29, 2015
John R. Egan

/s/ RAM GUPTA	Director	January 29, 2015
Ram Gupta

/s/ CHARLES F. KANE	Director	January 29, 2015
Charles F. Kane

/s/ DAVID A. KRALL	Director	January 29, 2015
David A. Krall

/s/ MICHAEL L. MARK	Director	January 29, 2015
Michael L. Mark