Form 10-Q
period 2015-02-28
PROGRESS SOFTWARE CORP /MA
filed 2015-04-07
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015

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
Yes  ☐ No  ☒
As of March 30, 2015, there were 50,596,051 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	February 28, 2015	November 30, 2014
Assets
Current assets:
Cash and cash equivalents	$187,035	$263,082
Short-term investments	24,129	20,186
Total cash, cash equivalents and short-term investments	211,164	283,268
Accounts receivable (less allowances of $2,466 and $2,592, respectively)	59,647	68,311
Other current assets	16,551	24,028
Deferred tax assets	24,936	10,066
Total current assets	312,298	385,673
Property and equipment, net	61,994	59,351
Intangible assets, net	135,851	20,578
Goodwill	370,625	232,836
Deferred tax assets	4,375	2,259
Other assets	4,449	2,364
Total assets	$889,592	$703,061
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$7,500	$—
Accounts payable	10,241	11,749
Accrued compensation and related taxes	20,168	20,815
Income taxes payable	2,909	2,246
Other accrued liabilities	29,992	25,936
Short-term deferred revenue	123,005	92,557
Total current liabilities	193,815	153,303
Long-term debt	140,625	—
Long-term deferred revenue	2,883	3,683
Deferred tax liabilities	9,869	305
Other noncurrent liabilities	4,330	2,525
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 50,585,146 shares in 2015 and 50,676,769 shares in 2014	215,140	209,778
Retained earnings	342,136	347,193
Accumulated other comprehensive loss	(19,206)	(13,726)
Total shareholders’ equity	538,070	543,245
Total liabilities and shareholders’ equity	$889,592	$703,061
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	February 28, 2015	February 28, 2014
Revenue:
Software licenses	$25,231	$22,264
Maintenance and services	56,150	52,274
Total revenue	81,381	74,538
Costs of revenue:
Cost of software licenses	1,720	2,007
Cost of maintenance and services	11,275	5,345
Amortization of acquired intangibles	4,633	529
Total costs of revenue	17,628	7,881
Gross profit	63,753	66,657
Operating expenses:
Sales and marketing	30,751	24,509
Product development	22,821	15,113
General and administrative	14,315	11,727
Amortization of acquired intangibles	3,202	164
Restructuring expenses	2,344	196
Acquisition-related expenses	1,506	946
Total operating expenses	74,939	52,655
(Loss) income from operations	(11,186)	14,002
Other (expense) income:
Interest expense	(1,139)	(150)
Interest income and other, net	515	663
Foreign currency gain (loss), net	1,557	(507)
Total other (expense) income, net	933	6
(Loss) income before income taxes	(10,253)	14,008
(Benefit) provision for income taxes	(9,282)	2,908
Net (loss) income	$(971)	$11,100
(Loss) earnings per share:
Basic	$(0.02)	$0.22
Diluted	$(0.02)	$0.21
Weighted average shares outstanding:
Basic	50,668	51,494
Diluted	50,668	52,165
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014
Net (loss) income	$(971)	$11,100
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,478)	149
Unrealized (losses) gains on investments, net of tax provision of $0 and $131 in 2015 and 2014, respectively	(2)	225
Total other comprehensive (loss) income, net of tax	(5,480)	374
Comprehensive (loss) income	$(6,451)	$11,474

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014
Cash flows from operating activities:
Net (loss) income	$(971)	$11,100
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,589	2,410
Amortization of intangibles and other	8,546	1,064
Stock-based compensation	5,836	5,545
Loss on disposal of property	6	14
Deferred income taxes	(17,933)	(1,439)
Excess tax benefit from stock plans	(179)	(152)
Allowances for accounts receivable	207	86
Changes in operating assets and liabilities:
Accounts receivable	13,076	8,027
Other assets	5,724	2,303
Accounts payable and accrued liabilities	(5,068)	(13,412)
Income taxes payable	508	639
Deferred revenue	24,799	9,239
Net cash flows from operating activities	37,140	25,424
Cash flows (used in) from investing activities:
Purchases of investments	(7,221)	(1,900)
Sales and maturities of investments	3,095	5,600
Purchases of property and equipment	(2,335)	(5,697)
Capitalized software development costs	(306)	(821)
Payments for acquisitions, net of cash acquired	(246,275)	—
Proceeds from divestitures, net	4,500	3,300
Decrease (increase) in other noncurrent assets	—	(108)
Net cash flows (used in) from investing activities	(248,542)	374
Cash flows from (used in) financing activities:
Proceeds from stock-based compensation plans	3,338	3,890
Purchases of common stock related to withholding taxes from the issuance of restricted stock units	—	(5)
Repurchases of common stock	(7,827)	(9,789)
Excess tax benefit from stock plans	179	152
Proceeds from the issuance of debt	150,000	—
Payment of long-term debt	(1,875)	—
Payment of issuance costs for long-term debt	(1,707)	—
Net cash flows from (used in) financing activities	142,108	(5,752)
Effect of exchange rate changes on cash	(6,753)	492
Net (decrease) increase in cash and cash equivalents	(76,047)	20,538
Cash and cash equivalents, beginning of period	263,082	198,818
Cash and cash equivalents, end of period	$187,035	$219,356

Condensed Consolidated Statements of Cash Flows, continued

	Three Months Ended
	February 28, 2015	February 28, 2014
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $503 in 2015 and $53 in 2014	$2,399	$2,581
Cash paid for interest	$702	$—
Non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$1,408	$1,152
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

Our products are generally sold as perpetual licenses, but certain products and business activities also use term licensing models and our cloud-based offerings use a subscription based model. More than half of our worldwide license revenue is realized through relationships with indirect channel partners, principally application partners and original equipment manufacturers (OEMs). Application partners are independent software vendors (ISVs) that develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. OEMs are companies that embed our products into their own software products or devices.

We operate in North America and Latin America (the Americas); Europe, the Middle East and Africa (EMEA); and the Asia Pacific region, through local subsidiaries as well as independent distributors.

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (GAAP) for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014.

We made no significant changes in the application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. We are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at February 28, 2015 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$144,157	$—	$—	$144,157
Money market funds	42,878	—	—	42,878
State and municipal bond obligations	24,045	84	—	24,129
Total	$211,080	$84	$—	$211,164

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2014 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$195,189	$—	$—	$195,189
Money market funds	67,893	—	—	67,893
State and municipal bond obligations	20,100	86	—	20,186
Total	$283,182	$86	$—	$283,268

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	February 28, 2015		November 30, 2014
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$144,157	$—	$195,189	$—
Money market funds	42,878	—	67,893	—
State and municipal bond obligations	—	24,129	—	20,186
Total	$187,035	$24,129	$263,082	$20,186

The fair value of debt securities by contractual maturity is as follows (in thousands):

	February 28, 2015	November 30, 2014
Due in one year or less	$10,994	$11,140
Due after one year (1)	13,135	9,046
Total	$24,129	$20,186

(1)	Includes state and municipal bond obligations, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of February 28, 2015 or November 30, 2014.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets, other current liabilities, or other noncurrent liabilities on the condensed consolidated balance sheets at the end of each reporting period and expire from 90 days to two years. In the three months ended February 28, 2015 and February 28, 2014, realized and unrealized losses of $1.3 million and $0.3 million, respectively, from our forward contracts were recognized in other (expense) income, net in the condensed consolidated statements of operations. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	February 28, 2015		November 30, 2014
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$75,338	$(1,817)	$21,738	$(13)
Forward contracts to purchase U.S. dollars	10,413	19	15,534	(89)
Total	$85,751	$(1,798)	$37,272	$(102)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at February 28, 2015 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$42,878	$42,878	$—	$—
State and municipal bond obligations	24,129	—	24,129	—
Foreign exchange derivatives	(1,798)	—	(1,798)	—
Liabilities
Contingent consideration	$(1,615)	$—	$—	$(1,615)

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2014 (in thousands):

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

The key assumptions as of February 28, 2015 related to the contingent consideration for the acquisition of Rollbase used in the model are probabilities in excess of 95% that the milestones associated with the contingent consideration will be achieved and a discount rate of 4.8%. The key assumptions as of February 28, 2015 related to the contingent consideration for the acquisition of Modulus used in the model are probabilities in excess of 70% that the milestones associated with the contingent consideration will be achieved and a discount rate of 33.0%. A decrease in the probabilities of achievement could result in a decrease to the estimated fair value of the contingent consideration liabilities.

The following table reflects the activity for our liabilities measured at fair value using Level 3 inputs for each period presented (in thousands):

	Three Months Ended
	February 28, 2015	February 28, 2014
Balance, beginning of period	$1,717	$388
Changes in fair value of contingent consideration obligation	(102)	5
Balance, end of period	$1,615	$393

We did not have any nonrecurring fair value measurements as of February 28, 2015 and November 30, 2014.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	February 28, 2015			November 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$118,167	$(43,797)	$74,370	$53,789	$(39,575)	$14,214
Customer-related and other	67,617	(17,744)	49,873	20,554	(15,195)	5,359
Trademarks and trade names	15,330	(3,722)	11,608	4,130	(3,125)	1,005
Total	$201,114	$(65,263)	$135,851	$78,473	$(57,895)	$20,578

As a result of the acquisition of Telerik AD in December 2014 (Note 6), we recorded $64.8 million of purchased technology, $47.1 million of customer-related and other, and $11.2 million of trademarks and trade names as intangible assets during the three months ended February 28, 2015. These intangibles have a weighted average useful life of 5 years.

In the first quarter of fiscal years 2015 and 2014, amortization expense related to intangible assets was $7.8 million and $0.7 million, respectively.

Future amortization expense for intangible assets as of February 28, 2015, is as follows (in thousands):

Remainder of 2015	$21,742
2016	28,499
2017	28,499
2018	27,686
2019	26,561
Thereafter	2,864
Total	$135,851

Goodwill

Changes in the carrying amount of goodwill in the three months ended February 28, 2015, are as follows (in thousands):

Balance, November 30, 2014	$232,836
Additions	137,921
Translation adjustments	(132)
Balance, February 28, 2015	$370,625

The addition to goodwill during the first quarter of fiscal year 2015 is related to the acquisition of Telerik AD in December 2014 (Note 6).

As of February 28, 2015, the amount of goodwill allocated to each of our three reporting units is as follows (in thousands):

OpenEdge	$212,171
Data Connectivity and Integration	19,040
Application Development and Deployment	139,414
Balance, February 28, 2015	$370,625

During the fourth quarter of fiscal year 2014, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of October 31, 2014. As of February 28, 2015, no triggering events have occurred that would indicate a potential impairment of goodwill exists.

Note 6: Business Combinations

Telerik Acquisition

On December 2, 2014, we, through a wholly owned subsidiary, completed the acquisition of all of the outstanding securities of Telerik AD (Telerik), a leading provider of application development tools based in Sofia, Bulgaria, for total consideration of $262.5 million. Approximately $10.5 million of the total consideration was paid to Telerik’s founders and certain other key employees in restricted stock units, subject to a vesting schedule and continued employment. Under the Securities Purchase Agreement, 10% of the total consideration was deposited into an escrow account to secure certain indemnification and other obligations of the sellers to Progress.

Telerik enables its 1.4 million strong developer community to create compelling user experiences across cloud, web, mobile and desktop applications. Through this acquisition, we now provide comprehensive cloud and on-premise platform offerings that enable developers to rapidly create applications, driven by data for any web, desktop or mobile platform. We funded the acquisition through a combination of existing cash resources and a $150 million term loan (Note 7).

The total consideration, less the fair value of the granted restricted stock units discussed above, which are considered compensation arrangements, has been allocated to Telerik’s tangible assets, identifiable intangible assets and assumed liabilities based on their estimated fair values. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period (up to one year from the acquisition date). The excess of the total consideration, less the fair value of the restricted stock units, over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

The preliminary allocation of the purchase price is as follows (in thousands):

	Total	Weighted Average Life
Net working capital	$6,612
Property, plant and equipment	3,108
Identifiable intangible assets	123,100	5 years
Deferred taxes	(10,401)
Deferred revenue	(7,915)
Other non-current liabilities	(472)
Goodwill	137,921
Net assets acquired	$251,953

The preliminary fair value of the intangible assets has been estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. Based on the preliminary valuation, the acquired intangible assets are comprised of existing technology of approximately $64.8 million, customer relationships of approximately $47.1 million, and trademarks and trade names of approximately $11.2 million.

Deferred taxes include deferred tax liabilities resulting from the tax effects of fair value adjustments related to identifiable intangible assets and deferred revenue, partially offset by the fair value of deferred tax assets acquired from Telerik. Tangible assets acquired and assumed liabilities were recorded at fair value. The valuation of the assumed deferred revenue was based on our contractual commitment to provide post-contract customer support to Telerik customers and future contractual performance obligations under existing hosting arrangements. The fair value of this assumed liability was based on the estimated cost plus a reasonable margin to fulfill these service obligations. A significant portion of the deferred revenue is expected to be recognized in the 12 months following the acquisition.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $137.9 million of goodwill, which is not deductible for tax purposes.

As discussed above, approximately $10.5 million of the total consideration was paid to Telerik’s founders and certain other key employees in restricted stock units, subject to a vesting schedule and continued employment. We concluded that the restricted stock units are compensation arrangements and we have been recognizing stock-based compensation expense in accordance with the vesting schedule over the service period of the awards, which is 2 years. We recorded $0.7 million of stock-based compensation expense related to these restricted stock units for the three months ended February 28, 2015. This amount is recorded as operating expenses in our condensed consolidated statement of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred, but are required to be expensed as incurred. We incurred approximately $0.8 million of acquisition-related costs, which are included in acquisition-related expenses in our condensed consolidated statement of operations for the three months ended February 28, 2015.

In connection with the acquisition of Telerik, we agreed to provide retention bonuses to certain Telerik employees as an incentive for those employees to remain with Telerik for at least one year following the acquisition. We concluded that the retention bonuses for these individuals, which total approximately $2.5 million, are compensation arrangements and we have been accruing the maximum payouts ratably over the one-year service period. We have incurred $0.6 million of expense related to the retention bonuses for the three months ended February 28, 2015. This amount is recorded as acquisition-related expense in our condensed consolidated statement of operations.

The operations of Telerik are included in our operating results as part of the Application Development and Deployment business unit from the date of acquisition. The amount of revenue and losses of Telerik included in our unaudited condensed consolidated statement of operations during the first three months of fiscal year 2015 were approximately $4.5 million and a pretax loss of approximately $10.9 million, respectively. The revenue of Telerik is primarily being recognized ratably over the maintenance period, which is generally one year, as vendor specific objective evidence (or VSOE) of fair value cannot be established for such maintenance. The pretax loss does not include the amortization expense of approximately $6.2 million related to the acquired intangible assets discussed above as the intangible assets and related amortization were recorded by the acquiring entity.

Pro Forma Information

The following pro forma financial information presents the combined results of operations of Progress and Telerik as if the acquisition had occurred on December 1, 2013 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the Telerik acquisition and factually supportable. These pro forma adjustments include (i) a decrease in revenue from Telerik due to the beginning balance of deferred revenue being adjusted to reflect the fair value of the acquired balance, (ii) a net increase in amortization expense to eliminate historical amortization of Telerik intangible assets and to record amortization expense for the $123.1 million of acquired identifiable intangible assets, (iii) stock-based compensation expense relating to the consideration paid to Telerik’s founders and certain other key employees in restricted stock units, as discussed above, (iv) a net increase in interest expense to eliminate historical interest expense of Telerik as a result of the repayment of all Telerik outstanding debt in connection with the acquisition and to record interest expense for the period presented as a result of the new credit facility entered into by Progress in connection with the acquisition, (v) acquisition-related costs, including transaction costs incurred by Progress related to the accrual of retention bonuses discussed above, and (vi) the income tax effect of the adjustments made at either the statutory tax rate of Bulgaria (10%) or the statutory tax rate of the U.S. (approximately 37%) depending on which jurisdiction the adjustment impacts.

The pro forma financial information does not reflect any adjustments for anticipated synergies resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on December 1, 2013.

(In thousands, except per share data)	Pro Forma Three Months Ended February 28, 2014
Revenue	$78,107
Net loss	$(10,088)
Net loss per basic and diluted share	$(0.20)

BravePoint Acquisition

On October 1, 2014, we acquired 100% of the capital stock of BravePoint, Inc. (BravePoint) from Chesapeake Utilities Corporation in exchange for $12.0 million in cash. BravePoint is based in Norcross, Georgia and is a provider of consulting, training and application development services designed to increase customers' profitability and competitiveness through the use of technology. This acquisition significantly extends our services capabilities and enhances our ability to quickly enable our partners and customers to take greater advantage of new technologies.  The acquisition was accounted for as a business combination, and accordingly, the results of operations of BravePoint are included in our operating results as part of the OpenEdge business unit from the date of acquisition. We paid the purchase price in cash from available funds.

The allocation of the purchase price is as follows (in thousands):

	Total	Weighted Average Life
Net working capital	$2,902
Property and equipment	735
Other assets	16
Deferred revenue	(680)
Customer-related and other	4,110	7 Years
Trade name	850	7 Years
Purchased technology	1,810	3 Years
Goodwill	2,257
Net assets acquired	$12,000

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

We incurred approximately $0.3 million of acquisition-related costs during the three months ended February 28, 2015, which are included in acquisition-related expenses in our condensed consolidated statement of operations. We have not disclosed the amount of revenues and earnings of BravePoint since acquisition, nor pro forma financial information, as those amounts are not significant to our consolidated financial statements.

Modulus Acquisition

On May 13, 2014, we acquired 100% of the membership interests of Modulus LLC (Modulus), a privately held platform-as-a-service (PaaS) provider based in Cincinnati, Ohio, for $15.0 million. The purchase consideration consisted of $12.5 million in cash paid and $2.5 million of contingent consideration, expected to be paid out over a two year period, if earned. The fair value of the contingent consideration was estimated to be $1.5 million at the date of acquisition; as such, the fair value of the purchase consideration allocated to the assets acquired totaled $14.0 million. Modulus provides a PaaS for easily hosting, deploying, scaling and monitoring data-intensive, real-time applications using powerful, rapidly growing Node.js and MongoDB technologies. The purpose of the acquisition is to capitalize on the expected market growth of the core technologies that Modulus supports and drive new revenue through the Pacific platform. The acquisition was accounted for as a business combination, and accordingly, the results of operations of Modulus are included in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

The allocation of the purchase price is as follows (in thousands):

	Total	Weighted Average Life
Net working capital	$7
Purchased technology	7,320	7 Years
Trade name	190	7 Years
Goodwill	6,433
Net assets acquired	$13,950

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

We recorded a credit of approximately $0.1 million during the quarter ended February 28, 2015 due to the change in fair value of the contingent consideration obligation, which is included in acquisition-related expenses in our condensed consolidated statement of operations. We have not disclosed the amount of revenues and earnings of Modulus since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

Note 7: Term Loan and Line of Credit

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

This Credit Agreement replaces our previous unsecured revolving credit facility dated August 15, 2011. The previous credit facility was to mature on August 15, 2016. Loans under the previous credit agreement could be paid before maturity in whole or in part at our option without penalty or premium. There were no revolving loans and $0.7 million of letters of credit outstanding at the time of the termination of the previous credit agreement, which letters of credit were incorporated into the new credit facility. In addition, there was $0.3 million of unamortized debt issuance costs related to the previous credit agreement remaining at the time of the termination that was written off to interest income (expense) and other, net in the condensed consolidated statement of operations.

The term loan included in the Credit Agreement was used to partially fund our acquisition of Telerik, as described in Note 6. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

Interest rates for the term loan and revolving credit facility are determined based on an index selected at our option and would range from 1.50% to 2.25% above the Eurodollar rate for Eurodollar-based borrowings or would range from 0.50% to 1.25% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates (LIBOR) for those currencies, based on our leverage ratio. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.25% to 0.40% per annum, based upon our leverage ratio. The average interest rate of the credit facility during the fiscal quarter ended February 28, 2015 was 1.94%.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments are in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium.

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio.

Note 8: Common Stock Repurchases

We repurchased and retired 0.3 million shares of our common stock for $7.8 million in the three months ended February 28, 2015 and 0.4 million shares for $9.8 million in the three months ended February 28, 2014. The shares were repurchased in both periods as part of our Board of Directors authorized $100.0 million share repurchase program.

Note 9: Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using the current market price of the stock or the Black-Scholes option valuation model. In addition, during the first quarter of fiscal years 2014 and 2015, we granted performance-based restricted stock units that include a three-year market condition. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally 4 or 5 years for options and 3 years for restricted stock units. We recognize stock-based compensation expense related to performance stock units and our employee stock purchase plan using an accelerated attribution method.

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of income (in thousands):

	Three Months Ended
	February 28, 2015	February 28, 2014
Cost of maintenance and services	$165	$152
Sales and marketing	1,237	1,199
Product development	1,502	1,353
General and administrative	2,932	2,841
Total stock-based compensation	$5,836	$5,545

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the three months ended February 28, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2014	$(13,733)	$7	$(13,726)
Other comprehensive income before reclassifications, net of tax	(5,478)	(2)	(5,480)
Balance, February 28, 2015	$(19,211)	$5	$(19,206)

The tax effect on accumulated unrealized gains (losses) on investments was minimal as of February 28, 2015 and November 30, 2014.

Note 11: Restructuring Charges

2015 Restructuring

During the first quarter of fiscal year 2015, we restructured our operations in connection with the acquisition of Telerik. This restructuring resulted in a reduction in redundant positions primarily within the administrative functions. This restructuring also resulted in the closing of a facility.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions.

As part of the 2015 restructuring, for the three months ended February 28, 2015, we incurred expenses of $1.0 million. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. As we continue to evaluate the combined entities, we may incur additional costs with respect to the 2015 restructuring, including excess facilities and other costs as well as asset impairment charges for assets no longer deployed as a result of the acquisition.

A summary of activity for the 2015 restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$—	$—	$—
Costs incurred	142	870	1,012
Cash disbursements	—	(468)	(468)
Translation adjustments and other	—	1	1
Balance, February 28, 2015	$142	$403	$545

Cash disbursements for expenses incurred to date under the 2015 restructuring are expected to be made through the first quarter of fiscal year 2016. As a result, the total amount of the restructuring reserve of $0.5 million is included in other accrued liabilities on the condensed consolidated balance sheet at February 28, 2015.

2014 Restructuring

During the third quarter of fiscal year 2014, our management approved, committed to and initiated plans to make strategic changes to our organization to provide greater focus and agility in the delivery of next generation application development, deployment and integration solutions. Effective September 1, 2014, we began to operate as three distinct business units: OpenEdge, Application Development and Deployment, and Data Connectivity and Integration, each with dedicated sales, product management and product marketing functions. In connection with the new organizational structure, we eliminated the position of global head of sales, as well as certain other positions within the sales and administrative organizations.

As part of the 2014 restructuring, for the three months ended February 28, 2015, we incurred expenses of $1.4 million, which are related to employee costs, including severance, health benefits, and outplacement services, but excluding stock-based compensation, and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2014 restructuring.

A summary of the first quarter of fiscal year 2015 activity for the 2014 restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$—	$1,227	$1,227
Costs incurred	123	1,236	1,359
Cash disbursements	—	(759)	(759)
Translation adjustments and other	—	(6)	(6)
Balance, February 28, 2015	$123	$1,698	$1,821

Cash disbursements for expenses incurred to date under the 2014 restructuring are expected to be made through the first quarter of fiscal year 2016. As a result, the $1.8 million is included in other accrued liabilities on the condensed consolidated balance sheet at February 28, 2015.

2013 and 2012 Restructurings

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

In the second quarter of fiscal year 2012, our management approved, committed to and initiated certain operational restructuring initiatives to reduce annual costs, including the simplification of our organizational structure and the consolidation of facilities. In addition, as part of the strategic plan announced during fiscal year 2012, we divested the product lines not considered core to our business. Our restructuring actions included both cost reduction efforts and qualifying costs associated with our divestitures.

Restructuring expenses for both restructurings related to employee costs, including severance, health benefits, outplacement services and transition divestiture arrangements (but excluding stock-based compensation), and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. Other costs include costs to terminate automobile leases of employees included in the workforce reduction, asset impairment charges for assets no longer deployed as part of cost reduction strategies, costs for unused software licenses as part of the workforce reduction and other costs directly associated with the restructuring actions taken.

As part of the 2013 and 2012 restructuring actions, for the three months ended February 28, 2015, we did not incur any expenses, and for the three months ended February 28, 2014, we incurred expenses of $0.2 million. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2013 and 2012 restructuring actions.

A summary of the first quarter of fiscal year 2015 activity for the 2013 and 2012 restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$416	$—	$416
Costs incurred	(27)	—	(27)
Cash disbursements	(162)	—	(162)
Translation adjustments and other	(17)	—	(17)
Balance, February 28, 2015	$210	$—	$210

Cash disbursements for expenses incurred to date under the 2013 and 2012 restructuring actions are expected to be made through fiscal year 2017. The short-term portion of the restructuring reserve of $0.1 million is included in other accrued liabilities and the long-term portion of $0.1 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at February 28, 2015.

Note 12: Income Taxes

Our income tax provision for the three months ended February 28, 2015 and 2014 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The research and development credit was retroactively reinstated in December 2014. As a result, in the first quarter of fiscal year 2015 we recorded a tax benefit of $0.8 million related to qualifying research and development activities for the period from January 2014 to November 2014.

Our Federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2011, and we are no longer subject to audit for those periods. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2009, and we are no longer subject to audit for those periods.

Note 13: (Loss) Earnings Per Share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, restricted stock units and deferred stock units, using the treasury stock method. As we incurred a net loss during the three months ended February 28, 2015, basic and diluted weighted average shares outstanding are the same. The following table sets forth the calculation of basic and diluted (loss) earnings per share on an interim basis (in thousands, except per share data):

	Three Months Ended
	February 28, 2015	February 28, 2014
Net (loss) income	$(971)	$11,100
Weighted average shares outstanding	50,668	51,494
Dilutive impact from common stock equivalents	—	671
Diluted weighted average shares outstanding	50,668	52,165
Basic (loss) earnings per share	$(0.02)	$0.22
Diluted (loss) earnings per share	$(0.02)	$0.21

We excluded stock awards representing approximately 948,000 shares and 298,000 shares of common stock from the calculation of diluted (loss) earnings per share in the three months ended February 28, 2015 and February 28, 2014, respectively, because these awards were anti-dilutive.

Note 14: Business Segments and International Operations

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

The following table provides revenue and contribution from our reportable segments and reconciles to the consolidated (loss) income before income taxes:

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014
Segment revenue:
OpenEdge	$69,471	$66,734
Data Connectivity and Integration	7,113	7,639
Application Development and Deployment	4,797	165
Total revenue	81,381	74,538
Segment costs of revenue and operating expenses:
OpenEdge	19,534	17,391
Data Connectivity and Integration	3,250	2,797
Application Development and Deployment	9,384	1,553
Total costs of revenue and operating expenses	32,168	21,741
Segment contribution:
OpenEdge	49,937	49,343
Data Connectivity and Integration	3,863	4,842
Application Development and Deployment	(4,587)	(1,388)
Total contribution	49,213	52,797
Other unallocated expenses (1)	60,399	38,795
(Loss) income from operations	(11,186)	14,002
Other income (expense), net	933	6
(Loss) income before income taxes	$(10,253)	$14,008

(1) The following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition related expenses.

Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from customers by revenue type is as follows (in thousands):

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014
Software licenses	$25,231	$22,264
Maintenance	49,239	50,181
Professional services	6,911	2,093
Total	$81,381	$74,538

In the following table, revenue attributed to North America includes sales to customers in the U.S. and sales to certain multinational organizations. Revenue from Europe, the Middle East and Africa (EMEA), Latin America and the Asia Pacific region includes sales to customers in each region plus sales from the U.S. to distributors in these regions. Information relating to revenue from external customers from different geographical areas is as follows (in thousands):

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014
North America	$42,125	$34,586
EMEA	27,863	29,315
Latin America	4,967	5,108
Asia Pacific	6,426	5,529
Total	$81,381	$74,538

Note 15: Related Party Transaction

In February 2015, we entered into a license agreement with Emdeon Inc. (Emdeon) to provide Emdeon access to certain of our software. Philip M. Pead, our President and Chief Executive Officer, is a member of Emdeon’s board of directors. Upon deployment of the software in 2015, Emdeon will make a payment of approximately $0.4 million to Progress.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are various factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: (1) Market acceptance of Progress’s strategy and product development initiatives; (2) pricing pressures and the competitive environment in the software industry and Platform-as-a-Service market; (3) Progress's ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy; (4) uncertainties relating to Progress’ acquisition of Telerik, including whether Progress will be able to realize expected benefits and anticipated synergies of the acquisition and whether Telerik’s business will be successfully integrated with Progress Software's business; (5) Progress's ability to make acquisitions and to realize the expected benefits and anticipated synergies from such acquisitions; (6) the continuing uncertainty in the U.S. and international economies, which could result in fewer sales of Progress's products and may otherwise harm Progress's business; (7) business and consumer use of the Internet and the continuing adoption of Cloud technologies; (8) the receipt and shipment of new orders; (9) Progress's ability to expand its relationships with channel partners and to manage the interaction of channel partners with its direct sales force; (10) the timely release of enhancements to Progress's products and customer acceptance of new products; (11) the positioning of Progress's products in its existing and new markets; (12) variations in the demand for professional services and technical support; (13) Progress's ability to penetrate international markets and manage its international operations; and (14) changes in exchange rates; and those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

To that end, in fiscal year 2014, we continued to invest in our existing product lines and also announced the release of Easyl, our latest product offering included in our Pacific platform, which is a data analysis tool that dramatically simplifies the process of accessing, blending, and reporting on organizational data.

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

Following the end of fiscal year 2014, we acquired Telerik AD, a leading provider of application development tools. Telerik enables its 1.4 million strong developer community to create compelling user experiences across cloud, web, mobile and desktop applications. Through this acquisition, we now provide comprehensive cloud and on-premise platform offerings that enable developers to rapidly create applications, driven by data for any web, desktop or mobile platform. Our operating performance in fiscal year 2015 may be impacted by the disruption caused by the acquisition of Telerik as we finalize our integration efforts.

In addition, the revenue of Telerik is primarily being recognized ratably over the maintenance period, which is generally one year, as vendor specific objective evidence (or VSOE) of fair value cannot be established for such maintenance. As a result of acquisition accounting, the acquired deferred revenue balance was significantly reduced to reflect its fair value as of the acquisition date. However, we are still incurring the associated costs to fulfill the acquired deferred revenue, which are reflected in our consolidated statement of operations. As a result, our expenses as a percentage of total revenue are higher than we expect they will be in future periods.

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

In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. Under this authorization, we repurchased 0.3 million shares for $7.8 million during the first three months of fiscal year 2015. The approximate dollar value of shares that may yet be purchased under the program as of February 28, 2015 is $39.6 million.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. During the fourth quarter of 2014 and first quarter of 2015, the value of the U.S. dollar strengthened in comparison to certain foreign currencies, including in Europe, Brazil and Australia. Since approximately 40% of our revenue is denominated in foreign currency, our revenue results have been negatively impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

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

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year (due to rounding, totals may not equal the sum of the line items in the table below):

	Percentage of Total Revenue		Percentage Change
	Three Months Ended		2015 to 2014
	February 28, 2015	February 28, 2014
Revenue:
Software licenses	31%	30%	13%
Maintenance and services	69	70	7
Total revenue	100	100	9
Costs of revenue:
Cost of software licenses	2	3	(14)
Cost of maintenance and services	14	7	111
Amortization of acquired intangibles	6	1	776
Total costs of revenue	22	11	124
Gross profit	78	89	(4)
Operating expenses:
Sales and marketing	38	33	25
Product development	28	20	51
General and administrative	18	16	22
Amortization of acquired intangibles	4	—	1,852
Restructuring expenses	3	—	1,096
Acquisition-related expenses	2	1	59
Total operating expenses	92	71	42
(Loss) income from operations	(14)	18	(180)
Other (expense) income, net	1	—	*
(Loss) income from operations before income taxes	(13)	19	(173)
(Benefit) provision for income taxes	(11)	4	(419)
Net (loss) income	(1)	15	(109)
 * Not meaningful

Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2015	February 28, 2014	As Reported	Constant Currency
Revenue	$81,381	$74,538	9%	15%

Total revenue increased $6.8 million, or 9%, in the first quarter of fiscal year 2015 as compared to the same quarter last year. Revenue would have increased by 15% if exchange rates had been constant in fiscal year 2015 as compared to exchange rates in fiscal year 2014. The increase was primarily a result of the impact of our acquisition of Telerik AD in December 2014 and BravePoint Inc. during the fourth fiscal quarter of 2014 as well as growth in our OpenEdge revenues. Changes in prices from fiscal year 2014 to 2015 did not have a significant impact on our revenue.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2015	February 28, 2014	As Reported	Constant Currency
License	$25,231	$22,264	13%	18%
As a percentage of total revenue	31%	30%

License revenue increased $3.0 million, or 13%, in the first quarter of fiscal year 2015 as compared to the same quarter last year. The increase in license revenue was primarily in the North America region, mainly as a result of higher revenues related to sales of our OpenEdge products as well as the addition of Telerik revenues in our Application Development and Deployment business unit due to our acquisition at the beginning of the quarter.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2015	February 28, 2014	As Reported	Constant Currency
Maintenance	$49,239	$50,181	(2)%	4%
As a percentage of total revenue	61%	67%
Services	6,911	2,093	230%	235%
As a percentage of total revenue	8%	3%
Total maintenance and services revenue	$56,150	$52,274	7%	13%
As a percentage of total revenue	69%	70%

Maintenance and services revenue increased $3.9 million in the first quarter of fiscal year 2015 as compared to the same quarter last year. Maintenance revenue decreased 2% on an actual currency basis, but would have increased by 4% if exchange rates had been constant in fiscal year 2015 as compared to exchange rates in fiscal year 2014. The increase on a constant currency basis was due to the acquisitions of BravePoint and Telerik. Professional services revenue increased 230% quarter over quarter as a result of the BravePoint acquisition, which was completed during the fourth quarter of fiscal year 2014.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2015	February 28, 2014	As Reported	Constant Currency
North America	$42,125	$34,586	22%	22%
As a percentage of total revenue	52%	47%
EMEA	$27,863	$29,315	(5)%	6%
As a percentage of total revenue	34%	39%
Latin America	$4,967	$5,108	(3)%	8%
As a percentage of total revenue	6%	7%
Asia Pacific	$6,426	$5,529	16%	22%
As a percentage of total revenue	8%	7%

Total revenue generated in North America increased $7.5 million, and total revenue generated outside North America decreased $0.7 million, in the first quarter of fiscal year 2015 as compared to the same quarter last year. The increase in North America was primarily due to the impact of the Telerik and BravePoint acquisitions during the first quarter of fiscal year 2015 and the fourth quarter of fiscal year 2014, respectively. The decrease in revenue in our international regions was primarily due to the impact of the stronger U.S. dollar. Total revenue generated in markets outside North America represented 48% of total revenue in the first quarter of fiscal year 2015 and 53% of total revenue in the first quarter of fiscal year 2014. If exchange rates had remained constant in the first quarter of fiscal year 2015 as compared to the exchange rates in effect in the first quarter of fiscal year 2014, total revenue generated in markets outside North America would have been 51% of total revenue.

In the first three months of fiscal year 2015, revenue in all international regions was negatively impacted by the weaker local currencies.

Revenue by Segment

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
OpenEdge segment	$69,471	$66,734	4%
Data Connectivity and Integration segment	7,113	7,639	(7)%
Application Development and Deployment segment	4,797	165	2,807%
Total revenue	$81,381	$74,538	9%

Revenue in the OpenEdge segment increased $2.7 million, or 4%, due to growth in the Asia Pacific region, as well as incremental services revenues as a result of the BravePoint acquisition completed during the fourth quarter of fiscal year 2014. Data Connectivity and Integration revenue decreased $0.5 million, or 7%, year over year, primarily in North America due to lower license revenue. Application Development and Deployment revenue increased $4.6 million, year over year, as a result of the impact of the Telerik acquisition, which was completed at the beginning of the first quarter of fiscal year 2015.

Cost of Software Licenses

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
Cost of software licenses	$1,720	$2,007	(14)%
As a percentage of software license revenue	7%	9%
As a percentage of total revenue	2%	3%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses decreased $0.3 million, or 14%, in the first quarter of fiscal year 2015 as compared to the same quarter last year, and decreased as a percentage of software license revenue from 9% to 7%. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
Cost of maintenance and services	$11,275	$5,345	111%
As a percentage of maintenance and services revenue	20%	10%
As a percentage of total revenue	14%	7%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, education, and hosting services. Cost of maintenance and services increased $5.9 million in the first quarter of fiscal year 2015 as compared to the same quarter last year, and increased as a percentage of maintenance and services revenue from 10% to 20%. The increase in cost of maintenance and services is due to the impact of the BravePoint acquisition during the fourth quarter of fiscal year 2014.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
Amortization of acquired intangibles	$4,633	$529	776%
As a percentage of total revenue	6%	1%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles increased $4.1 million in the first quarter of fiscal year 2015 as compared to the same quarter last year. The increase was due to amortization of intangible assets acquired with the Modulus, BravePoint and Telerik acquisitions, which were completed in the second quarter of fiscal year 2014, the fourth quarter of fiscal year 2014, and the first quarter of fiscal year 2015, respectively, partially offset by decreases due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
Gross profit	$63,753	$66,657	(4)%
As a percentage of total revenue	78%	89%

Our gross profit decreased $2.9 million, or 4%, in the first quarter of fiscal year 2015 as compared to the same quarter last year, and decreased as a percentage of total revenue from 89% to 78%. The dollar decrease is primarily related to the increase of cost of maintenance and services and the increase of amortization of acquired intangible assets resulting from acquisitions.

Sales and Marketing

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
Sales and marketing	$30,751	$24,509	25%
As a percentage of total revenue	38%	33%

Sales and marketing expenses increased $6.2 million, or 25%, in the first quarter of fiscal year 2015 as compared to the same quarter last year, and increased as a percentage of total revenue from 33% to 38%. The increase was primarily due to higher compensation-related costs in the sales function as a result of headcount increases, which were due to the acquisitions of Telerik and BravePoint during the first quarter of fiscal year 2015 and the fourth quarter of fiscal year 2014, respectively.

Product Development

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
Product development costs	$23,288	$15,934	46%
Capitalized product development costs	(467)	(821)	100%
Total product development expense	$22,821	$15,113	51%
As a percentage of total revenue	28%	20%

Product development expenses increased $7.7 million, or 51%, in the first quarter of fiscal year 2015 as compared to the same quarter last year, and increased as a percentage of revenue from 20% to 28%. The increase was primarily due to higher compensation-related costs in the product development function as a result of headcount increases due to the impact of the Telerik acquisition during the first quarter of fiscal year 2015.

General and Administrative

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
General and administrative	$14,315	$11,727	22%
As a percentage of total revenue	18%	16%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased $2.6 million, or 22%, in the first quarter of fiscal year 2015 as compared to the same quarter in the prior year, and increased as a percentage of revenue from 16% to 18%. The increase was primarily due to higher compensation-related costs in the general and administrative function as a result of headcount increases due to the impact of the Telerik and BravePoint acquisitions during the first quarter of fiscal year 2015 and the fourth quarter of fiscal year 2014, respectively.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
Amortization of acquired intangibles	$3,202	$164	1,852%
As a percentage of total revenue	4%	—%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased $3.0 million in the first quarter of fiscal year 2015 as compared to the same quarter last year. The increase was due to amortization of intangible assets acquired with the Modulus, BravePoint and Telerik acquisitions, which were completed in the second quarter of fiscal year 2014, the fourth quarter of fiscal year 2014, and the first quarter of fiscal year 2015, respectively, partially offset by decreases due to the completion of amortization of certain intangible assets acquired in prior years.

Restructuring Expenses

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
Restructuring expenses	$2,344	$196	1,096%
As a percentage of total revenue	3%	—%

Restructuring expenses recorded in the first quarter of fiscal year 2015 relate to the restructuring activities undertaken in fiscal years 2015, 2014, 2013 and 2012. See Note 11 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
Acquisition-related expenses	$1,506	$946	59%
As a percentage of total revenue	2%	1%

Acquisition-related expenses increased in the first quarter of fiscal year 2015 compared to the same quarter last year primarily due to expenses related to retention bonuses which were part of the BravePoint and Telerik acquisitions completed in the fourth quarter of fiscal year 2014 and the first quarter of fiscal year 2015, respectively.

(Loss) Income From Operations

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
(Loss) income from operations	$(11,186)	$14,002	(180)%
As a percentage of total revenue	(14)%	18%

Income from operations decreased $25.2 million, or 180%, in the first quarter of fiscal year 2015 as compared to the same quarter last year. As discussed above, the decrease was primarily the result of higher expenses, partially offset by higher revenue during the first quarter of fiscal year 2015 compared to the same quarter last year.

(Loss) Income from Operations by Segment

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
OpenEdge segment	$49,937	$49,343	1%
Data Connectivity and Integration segment	3,863	4,842	(20)%
Application Development and Deployment segment	(4,587)	(1,388)	(230)%
Other unallocated expenses	(60,399)	(38,795)	(56)%
Total (loss) income from operations	$(11,186)	$14,002	(180)%

Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, general and administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition-related expenses.

Other (Expense) Income

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
Interest expense	$(1,139)	$(150)	(659)%
Interest income and other, net	515	663	(22)%
Foreign currency gain (loss), net	1,557	(507)	407%
Total other (expense) income, net	$933	$6	15,450%
As a percentage of total revenue	1%	—%

Total other (expense) income, net increased $0.9 million in the first quarter of fiscal year 2015 as compared to the same quarter last year primarily due to the increase in foreign currency gains, partially offset by the increase in interest expense due to the new credit facility. The change in foreign currency gains is a result of movements in exchange rates and the impact in the first quarter of fiscal year 2015 on our intercompany receivables and payables denominated in currencies other than local currencies.

(Benefit) Provision for Income Taxes

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
(Benefit) provision for income taxes	$(9,282)	$2,908	(419)%
As a percentage of total revenue	(11)%	4%

Our effective tax rate was 91% in the first quarter of fiscal year 2015 compared to 21% in the first quarter of fiscal year 2014. The increase in the effective rate is primarily due to the jurisdictional mix of profits as a result of the acquisition of Telerik, where substantial losses are being incurred in Bulgaria at a 10% statutory rate and earnings are being taxed at higher rates, primarily in the United States. The first quarter of fiscal year 2015 benefited from a reinstatement of the research and development credit in the tax code in December 2014 with a retroactive effective date of January 1, 2014 that resulted in a tax benefit of $0.8 million for the period from January 2014 to November 2014.

Net (Loss) Income

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014	Percentage Change
Net (loss) income	$(971)	$11,100	(109)%
As a percentage of total revenue	(1)%	15%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	February 28, 2015	November 30, 2014
Cash and cash equivalents	$187,035	$263,082
Short-term investments	24,129	20,186
Total cash, cash equivalents and short-term investments	$211,164	$283,268

The decrease in cash, cash equivalents and short-term investments of $72.1 million from the end of fiscal year 2014 was primarily due to the purchase of Telerik for cash consideration of $246.3 million, which is net of cash acquired, and repurchases of our common stock of $7.8 million, offset by cash inflows from operations of $37.1 million and net proceeds of $146.4 million from the issuance of debt. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of February 28, 2015, $94.9 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. This amount is considered to be permanently reinvested; as such, it is not available to fund our domestic operations. If we were to repatriate these funds, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

Share Repurchase Program

In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time. During the first three months of fiscal year 2015, we repurchased 0.3 million shares of our common stock for $7.8 million.

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

As part of the 2014 restructuring, for the three months ended February 28, 2015, we incurred expenses of $1.4 million, which are related to employee costs, including severance, health benefits, and outplacement services, but excluding stock-based compensation, and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2014 restructuring. Cash disbursements for expenses incurred to date under the 2014 restructuring are expected to be made through the first quarter of fiscal year 2016.

During the first quarter of fiscal year 2015, we restructured our operations in connection with the acquisition of Telerik. This restructuring resulted in a reduction in redundant positions primarily within the administrative functions. This restructuring also resulted in the closing of a facility.

As part of the 2015 restructuring, for the three months ended February 28, 2015, we incurred expenses of $1.0 million. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. As we continue to evaluate the combined entities, we may incur additional costs with respect to the 2015 restructuring, which could be significant, including excess facilities and other costs as well as asset impairment charges for assets no longer deployed as a result of the acquisition.

Term Loan and Line of Credit

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

Interest rates for the term loan and revolving credit facility are determined at our option and would range from 1.50% to 2.25% above the Eurodollar rate for Eurodollar-based borrowings or would range from 0.50% to 1.25% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio.  Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on our leverage ratio.  A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.25% to 0.40% per annum, based upon our leverage ratio. The average interest rate of the credit facility during the fiscal quarter ended February 28, 2015 was 1.94%.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full.  The revolving credit facility does not require amortization of principal.  The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ending February 28, 2015.  The first eight payments are in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date.  The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of February 28, 2015, the outstanding balance of the term loan was $148.1 million, with $7.5 million due in the next 12 months.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. As of February 28, 2015, there were no amounts outstanding under the revolving line and $0.6 million of letters of credit.

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these covenants as of February 28, 2015.

Cash Flows from Operating Activities

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014
Net (loss) income	$(971)	$11,100
Non-cash reconciling items included in net (loss) income	(928)	7,528
Changes in operating assets and liabilities	39,039	6,796
Net cash flows from (used in) operating activities	$37,140	$25,424

The increase in cash generated from operations in the first three months of fiscal year 2015 as compared to the first three months of fiscal year 2014 was primarily due to changes in operating assets and liabilities. Our gross accounts receivable as of February 28, 2015 decreased by $8.8 million from the end of fiscal year 2014, which is primarily due to greater collections than billings during the period. Days sales outstanding (DSO) in accounts receivable was 56 days compared to 63 days at the end of fiscal year 2014. In addition, our total deferred revenue as of February 28, 2015 increased by $29.6 million from the end of fiscal year 2014.

Cash Flows from Investing Activities

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014
Net investment activity	$(4,126)	$3,700
Purchases of property and equipment	(2,335)	(5,697)
Capitalized software development costs	(306)	(821)
Payments for acquisitions, net of cash acquired	(246,275)	—
Proceeds from divestitures, net	4,500	3,300
Other investing activities	—	(108)
Net cash flows from investing activities	$(248,542)	$374

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities which are classified as cash equivalents or short-term securities. In addition, we purchased $2.3 million of property and equipment in the first three months of fiscal year 2015, as compared to $5.7 million in the first three months of fiscal year 2014. Most significantly, however, we acquired Telerik during the first quarter of fiscal year 2015 for a net cash amount of $246.3 million. There were no acquisitions during the first quarter of fiscal year 2014.

Cash Flows from Financing Activities

	Three Months Ended
(In thousands)	February 28, 2015	February 28, 2014
Proceeds from stock-based compensation plans	$3,338	$3,890
Repurchases of common stock	(7,827)	(9,789)
Net proceeds from the issuance of debt	146,418	—
Other financing activities	179	147
Net cash flows used in financing activities	$142,108	$(5,752)

During the first three months of fiscal year 2015, we received net proceeds of $146.4 million from the issuance of debt. We also received $3.3 million in the first three months of fiscal year 2015 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $3.9 million in the first three months of fiscal year 2014. In addition, in the first three months of fiscal year 2015, we repurchased $7.8 million of our common stock under our share repurchase plan compared to $9.8 million in the same period of the prior year.

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

Revenue Backlog

(In thousands)	February 28, 2015	February 28, 2014
Deferred revenue, primarily related to unexpired maintenance and support contracts	$125,888	$107,227
Multi-year licensing arrangements (1)	19,430	10,706
Total revenue backlog	$145,318	$117,933

(1)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $17.2 million of the multi-year licensing arrangements as of February 28, 2015 relate to DataDirect OEM arrangements, while the remaining amount relates to arrangements in our OpenEdge business unit.

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

Off-Balance Sheet Arrangements

Our only significant off-balance sheet commitments relate to operating lease obligations. Future annual minimum rental lease payments are detailed in Note 10 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014. We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal year 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2014 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. In addition to the information provided in this report, please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014 for a more complete discussion regarding certain factors that could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the first quarter of fiscal year 2015 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 2014	—	$—	—	$47,396
January 2015	256,439	25.31	256,439	40,899
February 2015	52,748	25.25	52,748	39,568
Total	309,187	$25.30	309,187	$39,568

(1)
In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. Under this authorization, we repurchased 0.3 million shares for $7.8 million during the first three months of fiscal year 2015.

Item 5. Other Information

On March 25, 2015, the Board of Directors adopted the 2015 Fiscal Year Compensation Program for Non-Employee Directors (the “2015 Plan”), which provides for the payment of cash and equity compensation to non-employee members of our Board of Directors in connection with their service to Progress. The 2015 Plan is identical to the compensation plan applicable to directors in 2013 and 2014.

Under the 2015 Plan, our non-employee directors will be paid an annual retainer of $250,000. This annual retainer will be paid $50,000 in cash and $200,000 in equity (with the equity paid in the form of restricted stock units or stock options or any combination of the two, at the election of the individual director). The non-executive Chairman of the Board will be paid an additional cash retainer of $30,000. With respect to service on the committees of our Board of Directors, the following fees will be paid:

•	Audit Committee - $25,000 for the Chairman and $20,000 for the other members;

•	Compensation Committee - $20,000 for the Chairman and $15,000 for the other members; and

•	Nominating and Corporate Governance Committee - $12,500 for the Chairman and $10,000 for the other members.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1*	2015 Fiscal Year Compensation Program for Non-Employee Directors

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Philip M. Pead

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Chris E. Perkins

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101***
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 28, 2015 and November 30, 2014; (ii) Condensed Consolidated Statements of Income for the three months ended February 28, 2015 and February 28, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 28, 2015 and February 28, 2014; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2015 and February 28, 2014; and (v) Notes to Condensed Consolidated Financial Statements.

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

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	April 7, 2015	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 7, 2015	/s/ CHRIS E. PERKINS
Chris E. Perkins
Senior Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Dated:	April 7, 2015	/s/ PAUL A. JALBERT
Paul A. Jalbert
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)