Form 10-Q
period 2015-05-31
PROGRESS SOFTWARE CORP /MA
filed 2015-07-08
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-19417

PROGRESS SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2746201 (I.R.S. Employer Identification No.)
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
Yes  ☐ No  ☒
As of June 29, 2015, there were 49,999,266 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE SIX MONTHS ENDED MAY 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	May 31, 2015	November 30, 2014
Assets
Current assets:
Cash and cash equivalents	$166,020	$263,082
Short-term investments	33,101	20,186
Total cash, cash equivalents and short-term investments	199,121	283,268
Accounts receivable (less allowances of $2,278 and $2,592, respectively)	56,440	68,311
Other current assets	19,454	24,028
Deferred tax assets	37,564	10,066
Total current assets	312,579	385,673
Property and equipment, net	57,653	59,351
Intangible assets, net	128,605	20,578
Goodwill	370,533	232,836
Deferred tax assets	2,976	2,259
Other assets	4,672	2,364
Total assets	$877,018	$703,061
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$7,500	$—
Accounts payable	10,191	11,749
Accrued compensation and related taxes	22,816	20,815
Income taxes payable	3,974	2,246
Other accrued liabilities	24,873	25,936
Short-term deferred revenue	127,037	92,557
Total current liabilities	196,391	153,303
Long-term debt	138,750	—
Long-term deferred revenue	2,588	3,683
Deferred tax liabilities	9,703	305
Other noncurrent liabilities	6,587	2,525
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 49,982,674 shares in 2015 and 50,676,769 shares in 2014	212,157	209,778
Retained earnings	332,757	347,193
Accumulated other comprehensive loss	(21,915)	(13,726)
Total shareholders’ equity	522,999	543,245
Total liabilities and shareholders’ equity	$877,018	$703,061
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Revenue:
Software licenses	$28,722	$27,988	$53,953	$50,252
Maintenance and services	60,095	52,839	116,245	105,113
Total revenue	88,817	80,827	170,198	155,365
Costs of revenue:
Cost of software licenses	1,365	1,139	3,085	3,146
Cost of maintenance and services	10,288	5,709	21,563	11,054
Amortization of acquired intangibles	4,093	530	8,726	1,059
Total costs of revenue	15,746	7,378	33,374	15,259
Gross profit	73,071	73,449	136,824	140,106
Operating expenses:
Sales and marketing	31,852	24,359	62,602	48,868
Product development	22,290	15,480	45,111	30,593
General and administrative	13,673	11,428	27,988	23,155
Amortization of acquired intangibles	3,171	148	6,373	312
Restructuring expenses	3,810	124	6,153	320
Acquisition-related expenses	1,010	1,630	2,518	2,576
Total operating expenses	75,806	53,169	150,745	105,824
(Loss) income from operations	(2,735)	20,280	(13,921)	34,282
Other (expense) income:
Interest expense	(947)	(158)	(2,086)	(308)
Interest income and other, net	454	754	968	1,417
Foreign currency gain (loss), net	(532)	(725)	1,025	(1,232)
Total other (expense) income, net	(1,025)	(129)	(93)	(123)
(Loss) income before income taxes	(3,760)	20,151	(14,014)	34,159
(Benefit) provision for income taxes	(9,529)	7,352	(18,812)	10,260
Net income	$5,769	$12,799	$4,798	$23,899
Earnings per share:
Basic	$0.11	$0.25	$0.10	$0.47
Diluted	$0.11	$0.25	$0.09	$0.46
Weighted average shares outstanding:
Basic	50,342	51,049	50,505	51,271
Diluted	51,085	51,673	51,224	51,919
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net income	$5,769	$12,799	$4,798	$23,899
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,672)	989	(8,154)	1,138
Unrealized (losses) gains on investments, net of tax of $0 for the second quarter and first six months of 2015, and $28 and $159 for the second quarter and first six months of 2014, respectively	(33)	(118)	(35)	107
Total other comprehensive (loss) income, net of tax	(2,705)	871	(8,189)	1,245
Comprehensive income (loss)	$3,064	$13,670	$(3,391)	$25,144

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014
Cash flows from operating activities:
Net income	$4,798	$23,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,999	4,887
Amortization of intangibles and other	16,496	2,160
Stock-based compensation	12,275	11,254
Loss on disposal of property	14	33
Asset impairment	3,947	—
Deferred income taxes	(28,966)	294
Excess tax benefit from stock plans	(710)	(160)
Allowances for accounts receivable	307	208
Changes in operating assets and liabilities:
Accounts receivable	15,226	8,914
Other assets	2,114	6,815
Accounts payable and accrued liabilities	(3,702)	(19,061)
Income taxes payable	1,340	410
Deferred revenue	29,793	2,887
Net cash flows from operating activities	57,931	42,540
Cash flows used in investing activities:
Purchases of investments	(19,266)	(1,900)
Sales and maturities of investments	5,941	9,435
Purchases of property and equipment	(4,405)	(6,099)
Capitalized software development costs	(1,383)	(1,938)
Payments for acquisitions, net of cash acquired	(246,275)	(12,493)
Proceeds from divestitures, net	4,500	3,300
Decrease in other noncurrent assets	—	104
Net cash flows used in investing activities	(260,888)	(9,591)
Cash flows from (used in) financing activities:
Proceeds from stock-based compensation plans	6,356	6,904
Purchases of common stock related to withholding taxes from the issuance of restricted stock units	(2,851)	(3,141)
Repurchases of common stock	(32,868)	(34,999)
Excess tax benefit from stock plans	710	160
Payment of contingent consideration	—	(210)
Proceeds from the issuance of debt	150,000	—
Payment of long-term debt	(3,750)	—
Payment of issuance costs for long-term debt	(1,707)	—
Net cash flows from (used in) financing activities	115,890	(31,286)
Effect of exchange rate changes on cash	(9,995)	1,490
Net (decrease) increase in cash and cash equivalents	(97,062)	3,153
Cash and cash equivalents, beginning of period	263,082	198,818
Cash and cash equivalents, end of period	$166,020	$201,971

Condensed Consolidated Statements of Cash Flows, continued

	Six Months Ended
	May 31, 2015	May 31, 2014
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $1,335 in 2015 and $153 in 2014	$3,850	$3,831
Cash paid for interest	$1,427	$—
Non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$9,942	$10,494
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

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In April 2015, the FASB voted to propose a delay in the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the proposed new effective date for the Company will be December 1, 2018. This update could impact the timing and amounts of revenue recognized. Management is currently assessing the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company is considering early adoption of the new standard and expects the impact on the Company's consolidated balance sheets to be a reclassification of approximately $1.4 million from other assets to long-term debt as of December 1, 2015.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at May 31, 2015 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$144,175	$—	$—	$144,175
Money market funds	21,845	—	—	21,845
State and municipal bond obligations	33,050	63	(12)	33,101
Total	$199,070	$63	$(12)	$199,121

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2014 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$195,189	$—	$—	$195,189
Money market funds	67,893	—	—	67,893
State and municipal bond obligations	20,100	86	—	20,186
Total	$283,182	$86	$—	$283,268

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	May 31, 2015		November 30, 2014
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$144,175	$—	$195,189	$—
Money market funds	21,845	—	67,893	—
State and municipal bond obligations	—	33,101	—	20,186
Total	$166,020	$33,101	$263,082	$20,186

The fair value of debt securities by contractual maturity is as follows (in thousands):

	May 31, 2015	November 30, 2014
Due in one year or less	$10,384	$11,140
Due after one year (1)	22,717	9,046
Total	$33,101	$20,186

(1)	Includes state and municipal bond obligations, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of May 31, 2015 or November 30, 2014.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets, other current liabilities, or other noncurrent liabilities on the condensed consolidated balance sheets at the end of each reporting period and expire from 90 days to two years. In the three and six months ended May 31, 2015, realized and unrealized losses of $1.2 million and $2.5 million, respectively, from our forward contracts were recognized in foreign currency gain (loss), net in the condensed consolidated statements of operations. In the three and six months ended May 31, 2014, realized and unrealized losses of $0.8 million and $1.1 million, respectively, from our forward contracts were recognized in foreign currency gain (loss), net in the condensed consolidated statements of operations. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	May 31, 2015		November 30, 2014
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$83,747	$(2,455)	$21,738	$(13)
Forward contracts to purchase U.S. dollars	9,980	6	15,534	(89)
Total	$93,727	$(2,449)	$37,272	$(102)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at May 31, 2015 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$21,845	$21,845	$—	$—
State and municipal bond obligations	33,101	—	33,101	—
Liabilities
Foreign exchange derivatives	(2,449)	—	(2,449)	—
Contingent consideration	$(504)	$—	$(209)	$(295)

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

The key assumptions as of May 31, 2015 related to the contingent consideration for the acquisition of Modulus used in the model are probabilities of 0% and approximately 40% that the year one and year two milestones associated with the contingent consideration will be achieved, respectively, and a discount rate of 33.0%. The year one milestone was not achieved as of May 31, 2015, which was the end of the first milestone period. A decrease in the probability of achievement of the year two milestone could result in a decrease to the estimated fair value of the contingent consideration liability.

In regard to the contingent consideration related to the acquisition of Rollbase, the contingency was relieved as of May 31, 2015 as the milestones associated with the contingent consideration were achieved as of this date. As such, the amount of the payment related to the contingent consideration was known as of May 31, 2015 and was based on actual results. We transferred the contingent earn out liability to a Level 2 fair value measurement as the value as of May 31, 2015 was based on observable inputs. The payment was made in June 2015 in the amount of $0.2 million.

The following table reflects the activity for our liabilities measured at fair value using Level 3 inputs for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Balance, beginning of period	$1,615	$393	$1,717	$388
Incurrence of contingent purchase price liability	—	1,450	—	1,450
Payments of contingent consideration	—	(210)	—	(210)
Changes in fair value of contingent consideration obligation	(1,111)	16	(1,213)	21
Transfer to Level 2 fair value measurement	(209)	—	(209)	—
Balance, end of period	$295	$1,649	$295	$1,649

We recorded credits of approximately $1.1 million and $1.2 million during the three and six months ended May 31, 2015, respectively, due to the change in fair value of the contingent consideration obligation, which is included in acquisition-related expenses in our condensed consolidated statement of operations.

Nonrecurring Fair Value Measurements

Certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). The following table presents nonrecurring fair value measurements as of May 31, 2015 (in thousands):

	Total Fair Value	Total Losses
Long-lived assets	$60	$3,947

During the second quarter of fiscal year 2015, we recorded a $3.9 million asset impairment charge related to our cloud-based mobile application development technology as a result of our decision to replace our existing cloud-based mobile application development technology with technology acquired in connection with the acquisition of Telerik (Note 11). The fair value measurement was determined using an income-based valuation methodology, which incorporates unobservable inputs, including discounted expected cash flows over the remaining estimated useful life of the technology, thereby classifying the fair value as a Level 3 measurement within the fair value hierarchy. The expected cash flows include subscription fees to be collected from existing customers using the platform, offset by hosting fees and compensation related costs to be incurred over the remaining estimated useful lives.

We did not have any nonrecurring fair value measurements as of November 30, 2014.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	May 31, 2015			November 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$118,148	$(47,842)	$70,306	$53,789	$(39,575)	$14,214
Customer-related and other	67,617	(20,329)	47,288	20,554	(15,195)	5,359
Trademarks and trade names	15,330	(4,319)	11,011	4,130	(3,125)	1,005
Total	$201,095	$(72,490)	$128,605	$78,473	$(57,895)	$20,578

As a result of the acquisition of Telerik AD in December 2014 (Note 6), we recorded $64.8 million of purchased technology, $47.1 million of customer-related and other, and $11.2 million of trademarks and trade names as intangible assets during the six months ended May 31, 2015. These intangibles have a weighted average useful life of 5 years.

In the three and six months ended May 31, 2015, amortization expense related to intangible assets was $7.3 million and $15.1 million, respectively. In the three and six months ended May 31, 2014, amortization expense related to intangible assets was $0.7 million and $1.4 million, respectively.

Future amortization expense for intangible assets as of May 31, 2015, is as follows (in thousands):

Remainder of 2015	$14,496
2016	28,499
2017	28,499
2018	27,686
2019	26,561
Thereafter	2,864
Total	$128,605

Goodwill

Changes in the carrying amount of goodwill in the six months ended May 31, 2015, are as follows (in thousands):

Balance, November 30, 2014	$232,836
Additions	137,921
Translation adjustments	(224)
Balance, May 31, 2015	$370,533

The addition to goodwill during the first six months of fiscal year 2015 is related to the acquisition of Telerik AD in December 2014 (Note 6).

As of May 31, 2015, the amount of goodwill allocated to each of our three reporting units is as follows (in thousands):

OpenEdge	$212,079
Data Connectivity and Integration	19,040
Application Development and Deployment	139,414
Balance, May 31, 2015	$370,533

During the fourth quarter of fiscal year 2014, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of October 31, 2014. As of May 31, 2015, no triggering events have occurred that would indicate a potential impairment of goodwill exists.

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

The preliminary fair value of the intangible assets has been estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates prepared by management, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. Based on the preliminary valuation, the acquired intangible assets are comprised of existing technology of approximately $64.8 million, customer relationships of approximately $47.1 million, and trademarks and trade names of approximately $11.2 million.

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

As discussed above, approximately $10.5 million of the total consideration was paid to Telerik’s founders and certain other key employees in restricted stock units, subject to a vesting schedule and continued employment. We concluded that the restricted stock units are compensation arrangements and we have been recognizing stock-based compensation expense in accordance with the vesting schedule over the service period of the awards, which is 2 years. We recorded $0.7 million and $1.4 million of stock-based compensation expense related to these restricted stock units for the three and six months ended May 31, 2015, respectively. This amount is recorded as operating expenses in our condensed consolidated statement of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred, but are required to be expensed as incurred. During the three and six months ended May 31, 2015, we incurred approximately $1.1 million and $1.9 million of acquisition-related costs, respectively, which are included in acquisition-related expenses in our condensed consolidated statement of operations.

In connection with the acquisition of Telerik, we agreed to provide retention bonuses to certain Telerik employees as an incentive for those employees to remain with Telerik for at least one year following the acquisition. We concluded that the retention bonuses for these individuals, which total approximately $2.5 million, are compensation arrangements and we have been accruing the maximum payouts ratably over the one-year service period. We have incurred $0.6 million and $1.2 million of expense related to the retention bonuses for the three and six months ended May 31, 2015, respectively, which are included in the acquisition-related expenses in our condensed consolidated statement of operations discussed above.

The operations of Telerik are included in our operating results as part of the Application Development and Deployment business unit from the date of acquisition. The amount of revenue of Telerik included in our unaudited condensed consolidated statement of operations during the three and six months ended May 31, 2015 were approximately $9.2 million and $13.7 million, respectively. The amount of pretax losses of Telerik included in our unaudited condensed consolidated statement of operations during the three and six months ended May 31, 2015 were approximately $7.8 million and $18.7 million, respectively. The revenue of Telerik is primarily being recognized ratably over the maintenance period, which is generally one year, as vendor specific objective evidence (or VSOE) of fair value cannot be established for such maintenance. The pretax loss does not include the amortization expense of approximately $12.3 million related to the acquired intangible assets discussed above as the intangible assets and related amortization were recorded by the acquiring entity.

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

(In thousands, except per share data)	Pro Forma Three Months Ended May 31, 2014	Pro Forma Six Months Ended May 31, 2014
Revenue	$87,822	$165,929
Net loss	$(5,944)	$(16,032)
Net loss per basic and diluted share	$(0.12)	$(0.32)

BravePoint Acquisition

On October 1, 2014, we acquired 100% of the capital stock of BravePoint, Inc. (BravePoint) from Chesapeake Utilities Corporation in exchange for $12.0 million in cash. BravePoint is based in Norcross, Georgia and is a provider of OpenEdge consulting, training and application development services designed to increase customers' profitability and competitiveness through the use of technology. This acquisition significantly extends our services capabilities and enhances our ability to quickly enable our partners and customers to take greater advantage of new technologies.  The acquisition was accounted for as a business combination, and accordingly, the results of operations of BravePoint are included in our operating results as part of the OpenEdge business unit from the date of acquisition. We paid the purchase price in cash from available funds.

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

We incurred approximately $0.6 million and $0.9 million of acquisition-related costs during the three and six months ended May 31, 2015, respectively, which are included in acquisition-related expenses in our condensed consolidated statement of operations. We have not disclosed the amount of revenues and earnings of BravePoint since acquisition, nor pro forma financial information, as those amounts are not significant to our consolidated financial statements.

Modulus Acquisition

On May 13, 2014, we acquired 100% of the membership interests of Modulus LLC (Modulus), a privately held platform-as-a-service (PaaS) provider based in Cincinnati, Ohio, for $15.0 million. The purchase consideration consisted of $12.5 million in cash paid and $2.5 million of contingent consideration, payable over a two year period, if earned. The fair value of the contingent consideration was estimated to be $1.5 million at the date of acquisition; as such, the fair value of the purchase consideration allocated to the assets acquired totaled $14.0 million. Note that the year one milestone was not achieved as of May 31, 2015, which was the end of the first milestone period (Note 4).

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

We recorded credits of approximately $1.1 million and $1.2 million during the three and six months ended May 31, 2015, respectively, due to the change in fair value of the contingent consideration obligation, which is included in acquisition-related expenses in our condensed consolidated statement of operations. We have not disclosed the amount of revenues and earnings of Modulus since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

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

Interest rates for the term loan and revolving credit facility are determined based on an index selected at our option and would range from 1.50% to 2.25% above the Eurodollar rate for Eurodollar-based borrowings or would range from 0.50% to 1.25% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates (LIBOR) for those currencies, based on our leverage ratio. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.25% to 0.40% per annum, based upon our leverage ratio. The average interest rate of the credit facility during the fiscal quarter ended May 31, 2015 was 1.94%.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments are in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of May 31, 2015, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. Based on Level 2 inputs, the fair value of the term loan was $146.3 million as of May 31, 2015, with $7.5 million due in the next 12 months.

Costs incurred to obtain our long-term debt are recorded as debt issuance costs within other assets in our condensed consolidated balance sheet as of May 31, 2015 and are amortized over the term of the debt agreement using the effective interest rate method. During the first six months of fiscal year 2015, we recorded $1.7 million of debt issuance costs. Amortization expense related to the debt issuance costs is recorded within interest expense in our condensed consolidated statements of operations. For the three and six months ended May 31, 2015, this amount was $0.1 million and $0.2 million, respectively. For the three and six months ended May 31, 2014, amortization expense related to the debt issuance costs of our previous credit agreement was minimal and $0.1 million, respectively.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. As of May 31, 2015, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

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

Note 8: Common Stock Repurchases

We repurchased and retired 1.0 million shares of our common stock for $25.0 million in the three months ended May 31, 2015 and 1.3 million shares for $32.9 million in the six months ended May 31, 2015. In the three and six months ended May 31, 2014, we repurchased and retired 1.2 million shares for $25.2 million and 1.6 million shares for $35.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized $100.0 million share repurchase program, with $14.5 million remaining under the current authorization.

Note 9: Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using the current market price of the stock or the Black-Scholes option valuation model. In addition, during the first quarter of fiscal year 2014 and each of the first two quarters of fiscal year 2015, we granted performance-based restricted stock units that include a three-year market condition. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally 4 or 5 years for options and 3 years for restricted stock units. We recognize stock-based compensation expense related to performance stock units and our employee stock purchase plan using an accelerated attribution method.

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of income (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Cost of maintenance and services	$154	$146	$319	$298
Sales and marketing	1,488	991	2,725	2,190
Product development	1,062	1,425	2,564	2,778
General and administrative	3,735	3,147	6,667	5,988
Total stock-based compensation	$6,439	$5,709	$12,275	$11,254

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the six months ended May 31, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2014	$(13,733)	$7	$(13,726)
Other comprehensive (loss) income before reclassifications, net of tax	(8,154)	(35)	(8,189)
Balance, May 31, 2015	$(21,887)	$(28)	$(21,915)

The tax effect on accumulated unrealized gains (losses) on investments was minimal as of May 31, 2015 and November 30, 2014.

Note 11: Restructuring Charges

2015 Restructuring

During the first quarter of fiscal year 2015, we restructured our operations in connection with the acquisition of Telerik. This restructuring resulted in a reduction in redundant positions primarily within the administrative functions. This restructuring also resulted in the closing of two facilities as well as asset impairment charges for assets no longer deployed as a result of the acquisition.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions, and other costs, which include asset impairment charges.

During the second quarter of fiscal year 2015, we decided to replace our existing cloud-based mobile application development technology with technology acquired in connection with the acquisition of Telerik. Accordingly, we evaluated the ongoing value of the assets associated with this prior mobile technology and, based on this evaluation, we determined that the long-lived assets with a carrying amount of $3.9 million were no longer recoverable and were in fact impaired and wrote them down to their estimated fair value of $0.1 million. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820.

As part of the 2015 restructuring, for the three and six months ended May 31, 2015, we incurred expenses of $3.9 million and $4.9 million, respectively. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. As we continue to evaluate the combined entities, we may incur additional costs with respect to the 2015 restructuring, including excess facilities and other costs as well as asset impairment charges for assets no longer deployed as a result of the acquisition.

A summary of activity for the 2015 restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$—	$—	$—
Costs incurred	4,010	858	4,868
Cash disbursements	(36)	(782)	(818)
Asset impairment	(3,947)	—	(3,947)
Translation adjustments and other	102	(4)	98
Balance, May 31, 2015	$129	$72	$201

Cash disbursements for expenses incurred to date under the 2015 restructuring are expected to be made through the first quarter of fiscal year 2016. As a result, the total amount of the restructuring reserve of $0.2 million is included in other accrued liabilities on the condensed consolidated balance sheet at May 31, 2015.

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

As part of the 2014 restructuring, for the three months ended May 31, 2015, we recorded an immaterial credit, and for the six months ended May 31, 2015, we incurred expenses of $1.3 million, which are related to employee costs, including severance, health benefits, and outplacement services, but excluding stock-based compensation, and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2014 restructuring.

A summary of the first six months of fiscal year 2015 activity for the 2014 restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$—	$1,227	$1,227
Costs incurred	125	1,204	1,329
Cash disbursements	(16)	(1,581)	(1,597)
Translation adjustments and other	—	(36)	(36)
Balance, May 31, 2015	$109	$814	$923

Cash disbursements for expenses incurred to date under the 2014 restructuring are expected to be made through the first quarter of fiscal year 2016. As a result, the $0.9 million is included in other accrued liabilities on the condensed consolidated balance sheet at May 31, 2015.

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

As part of the 2013 and 2012 restructuring actions, for the three and six months ended May 31, 2015, we did not incur any expenses, and for the six months ended May 31, 2014, we incurred expenses of $0.3 million. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2013 and 2012 restructuring actions.

A summary of the first six months of fiscal year 2015 activity for the 2013 and 2012 restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$416	$—	$416
Costs incurred	(44)	—	(44)
Cash disbursements	(138)	—	(138)
Translation adjustments and other	(20)	—	(20)
Balance, May 31, 2015	$214	$—	$214

Cash disbursements for expenses incurred to date under the 2013 and 2012 restructuring actions are expected to be made through fiscal year 2017. The short-term portion of the restructuring reserve of $0.1 million is included in other accrued liabilities and the long-term portion of $0.1 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at May 31, 2015.

Note 12: Income Taxes

Our income tax provision for the second quarter of fiscal year 2015 and 2014 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

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

Note 13: Earnings Per Share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, restricted stock units and deferred stock units, using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Net income	$5,769	$12,799	$4,798	$23,899
Weighted average shares outstanding	50,342	51,049	50,505	51,271
Dilutive impact from common stock equivalents	743	624	719	648
Diluted weighted average shares outstanding	51,085	51,673	51,224	51,919
Basic earnings per share	$0.11	$0.25	$0.10	$0.47
Diluted earnings per share	$0.11	$0.25	$0.09	$0.46

We excluded stock awards representing approximately 247,000 shares and 250,000 shares of common stock from the calculation of diluted earnings per share in the three and six months ended May 31, 2015, respectively, because these awards were anti-dilutive. In the three and six months ended May 31, 2014, we excluded stock awards representing 501,000 shares and 399,000 shares of common stock, respectively, from the calculation of diluted earnings per share.

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

The following table provides revenue and contribution from our reportable segments and reconciles to the consolidated (loss) income before income taxes:

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Segment revenue:
OpenEdge	$71,906	$73,192	$141,377	$139,926
Data Connectivity and Integration	7,275	7,407	14,388	15,046
Application Development and Deployment	9,636	228	14,433	393
Total revenue	88,817	80,827	170,198	155,365
Segment costs of revenue and operating expenses:
OpenEdge	18,446	15,855	37,980	33,246
Data Connectivity and Integration	3,133	2,601	6,383	5,398
Application Development and Deployment	10,851	1,763	20,235	3,316
Total costs of revenue and operating expenses	32,430	20,219	64,598	41,960
Segment contribution:
OpenEdge	53,460	57,337	103,397	106,680
Data Connectivity and Integration	4,142	4,806	8,005	9,648
Application Development and Deployment	(1,215)	(1,535)	(5,802)	(2,923)
Total contribution	56,387	60,608	105,600	113,405
Other unallocated expenses (1)	59,122	40,328	119,521	79,123
(Loss) income from operations	(2,735)	20,280	(13,921)	34,282
Other income (expense), net	(1,025)	(129)	(93)	(123)
(Loss) income before income taxes	$(3,760)	$20,151	$(14,014)	$34,159

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

Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from customers by revenue type is as follows (in thousands):

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Software licenses	$28,722	$27,988	$53,953	$50,252
Maintenance	52,656	50,305	101,894	100,486
Professional services	7,439	2,534	14,351	4,627
Total	$88,817	$80,827	$170,198	$155,365

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

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
North America	$47,520	$36,827	$89,644	$71,413
EMEA	31,146	33,698	59,010	63,013
Latin America	4,388	5,703	9,356	10,811
Asia Pacific	5,763	4,599	12,188	10,128
Total	$88,817	$80,827	$170,198	$155,365

Note 15: Related Party Transaction

During the first quarter of fiscal year 2015, we entered into a license agreement with Emdeon Inc. (Emdeon) to provide Emdeon access to certain of our software. Philip M. Pead, our President and Chief Executive Officer, is a member of Emdeon’s board of directors. During the second quarter of fiscal year 2015, we deployed the software and recorded revenue of $0.4 million. We also recorded $0.1 million of deferred maintenance revenue related to the arrangement as of May 31, 2015, which will be recorded as revenue on a straight-line basis over the remaining maintenance period. As Emdeon paid us the total amount upon deployment, there is no outstanding accounts receivable balance as of May 31, 2015.

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

We made acquisitions in fiscal year 2014 in furtherance of our PaaS strategy and designed to accelerate our growth. In May 2014, we acquired Modulus LLC (Modulus), a PaaS provider offering a platform for easily hosting, deploying, scaling and monitoring data-intensive, real-time applications using powerful, rapidly growing Node.js and MongoDB technologies. In October, we acquired BravePoint, Inc. (BravePoint), a leading provider of consulting, training and application development services designed to increase customers' profitability and competitiveness through the use of technology. The acquisition of BravePoint significantly extends our services capabilities and enhances our ability to quickly enable our partners and customers to take greater advantage of new technologies.

Following the end of fiscal year 2014, we acquired Telerik AD, a leading provider of application development tools. Telerik enables its 1.7 million strong developer community to create compelling user experiences across cloud, web, mobile and desktop applications. Through this acquisition, we now provide comprehensive cloud and on-premise platform offerings that enable developers to rapidly create applications, driven by data for any web, desktop or mobile platform. Our operating performance in fiscal year 2015 may be impacted by the disruption caused by the acquisition of Telerik as we finalize our integration efforts.

In addition, the revenue of Telerik is primarily being recognized ratably over the maintenance period, which is generally one year, as vendor specific objective evidence (or VSOE) of fair value cannot be established for such maintenance. As a result of acquisition accounting, the acquired deferred revenue balance was significantly reduced to reflect its fair value as of the acquisition date. However, we are still incurring the associated costs to fulfill the acquired deferred revenue, which are reflected in our consolidated statement of operations. As a result, our expenses as a percentage of total revenue are higher than we expect they will be in future periods once this acquired deferred revenue balance is recognized.

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

In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. Under this authorization, we repurchased 1.3 million shares for $32.9 million during the first six months of fiscal year 2015. The approximate dollar value of shares that may yet be purchased under the program as of May 31, 2015 is $14.5 million.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. Beginning in the fourth quarter of 2014, the value of the U.S. dollar strengthened in comparison to certain foreign currencies, including in Europe, Brazil and Australia, and has continued to strengthen during 2015. Since approximately 40% of our revenue is denominated in foreign currency, our revenue results have been negatively impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

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

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year (due to rounding, totals may not equal the sum of the line items in the table below):

	Percentage of Total Revenue				Percentage Change
	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Revenue:
Software licenses	32%	35%	32%	32%	3%	7%
Maintenance and services	68	65	68	68	14	11
Total revenue	100	100	100	100	10	10
Costs of revenue:
Cost of software licenses	2	1	2	2	20	(2)
Cost of maintenance and services	12	7	13	7	80	95
Amortization of acquired intangibles	5	1	5	1	672	724
Total costs of revenue	18	9	20	10	113	119
Gross profit	82	91	80	90	(1)	(2)
Operating expenses:
Sales and marketing	36	30	37	31	31	28
Product development	25	19	27	20	44	47
General and administrative	15	14	16	15	20	21
Amortization of acquired intangibles	4	—	4	—	2,043	1,943
Restructuring expenses	4	—	4	—	2,973	1,823
Acquisition-related expenses	1	2	1	2	(38)	(2)
Total operating expenses	85	66	89	68	43	42
(Loss) income from operations	(3)	25	(9)	22	(113)	(141)
Other (expense) income, net	(1)	—	—	—	695	24
(Loss) income from operations before income taxes	(4)	25	(9)	22	(119)	(141)
(Benefit) provision for income taxes	(11)	9	(11)	7	(230)	(283)
Net income	6	16	3	15	(55)	(80)

Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2015	May 31, 2014	As Reported	Constant Currency
Revenue	$88,817	$80,827	10%	19%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2015	May 31, 2014	As Reported	Constant Currency
Revenue	$170,198	$155,365	10%	17%

Total revenue increased $8.0 million, or 10%, in the second quarter of fiscal year 2015 as compared to the same quarter last year. Revenue would have increased by 19% if exchange rates had been constant during the period as compared to exchange rates in the same quarter last year. In addition, total revenue increased $14.8 million, or 17% on a constant currency basis and 10% using actual exchange rates, in the first six months of fiscal year 2015 as compared to the same period last year. The increase was primarily a result of the impact of our acquisition of Telerik AD in December 2014 and BravePoint Inc. during the fourth fiscal quarter of 2014. Changes in prices from fiscal year 2014 to 2015 did not have a significant impact on our revenue.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2015	May 31, 2014	As Reported	Constant Currency
License	$28,722	$27,988	3%	12%
As a percentage of total revenue	32%	35%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2015	May 31, 2014	As Reported	Constant Currency
License	$53,953	$50,252	7%	15%
As a percentage of total revenue	32%	32%

License revenue increased $0.7 million, or 3%, in the second quarter of fiscal year 2015 as compared to the same quarter last year and increased $3.7 million, or 7%, in the first six months of fiscal year 2015 as compared to the same period last year. The increase in license revenue in the second quarter and first six months of fiscal year 2015 as compared to the same periods last year was primarily in the North America region, mainly as a result of the addition of Telerik revenues in our Application Development and Deployment business unit due to our acquisition at the beginning of the year.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2015	May 31, 2014	As Reported	Constant Currency
Maintenance	$52,656	$50,305	5%	14%
As a percentage of total revenue	59%	62%
Services	7,439	2,534	194%	201%
As a percentage of total revenue	8%	3%
Total maintenance and services revenue	$60,095	$52,839	14%	23%
As a percentage of total revenue	68%	65%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2015	May 31, 2014	As Reported	Constant Currency
Maintenance	$101,894	$100,485	1%	9%
As a percentage of total revenue	60%	65%
Services	14,351	4,628	210%	216%
As a percentage of total revenue	8%	3%
Total maintenance and services revenue	$116,245	$105,113	11%	29%
As a percentage of total revenue	68%	68%

Maintenance and services revenue increased $7.3 million in the second quarter of fiscal year 2015 as compared to the same quarter last year. Maintenance revenue increased 5% and professional services revenue increased 194% in the second quarter of fiscal year 2015 as compared to the second quarter of fiscal year 2014. The increase in maintenance revenue was primarily in the North America region, mainly as a result of the acquisitions of BravePoint and Telerik. Professional services revenue increased 194% quarter over quarter as a result of the BravePoint acquisition, which was completed during the fourth quarter of fiscal year 2014.

Maintenance and services revenue increased $11.1 million in the first six months of fiscal year 2015 as compared to the same period last year. Maintenance revenue increased 1% and professional services revenue increased 210% in the first six months of fiscal year 2015 as compared to the same period of fiscal year 2014. The increase in maintenance revenue was primarily in the North America region, mainly as a result of the acquisitions of BravePoint and Telerik. Professional services revenue increased 210% quarter over quarter as a result of the BravePoint acquisition, which was completed during the fourth quarter of fiscal year 2014.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2015	May 31, 2014	As Reported	Constant Currency
North America	$47,520	$36,827	29%	29%
As a percentage of total revenue	54%	46%
EMEA	$31,146	$33,698	(8)%	9%
As a percentage of total revenue	35%	42%
Latin America	$4,388	$5,703	(23)%	(1)%
As a percentage of total revenue	5%	7%
Asia Pacific	$5,763	$4,599	25%	37%
As a percentage of total revenue	6%	5%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2015	May 31, 2014	As Reported	Constant Currency
North America	$89,644	$71,412	26%	26%
As a percentage of total revenue	53%	46%
EMEA	$59,010	$63,013	(6)%	13%
As a percentage of total revenue	35%	41%
Latin America	$9,356	$10,811	(13)%	6%
As a percentage of total revenue	5%	7%
Asia Pacific	$12,188	$10,128	20%	36%
As a percentage of total revenue	7%	6%

Total revenue generated in North America increased $10.7 million, and total revenue generated outside North America decreased $2.7 million, in the second quarter of fiscal year 2015 as compared to the same quarter last year. The increase in North America was primarily due to the impact of the Telerik and BravePoint acquisitions during the first quarter of fiscal year 2015 and the fourth quarter of fiscal year 2014, respectively. The decrease in revenue in our international regions was primarily due to the impact of the stronger U.S. dollar. Total revenue generated in markets outside North America represented 46% of total revenue in the second quarter of fiscal year 2015 and 54% of total revenue in the same quarter last year. If exchange rates had remained constant in the second quarter of fiscal year 2015 as compared to the exchange rates in effect in the second quarter of fiscal year 2014, total revenue generated in markets outside North America would have been 51% of total revenue.

Total revenue generated in North America increased $18.2 million, and total revenue generated outside North America decreased $3.4 million, in the first six months of fiscal year 2015 as compared to the same period last year. The increase in North America was primarily due to the impact of the Telerik and BravePoint acquisitions during the first quarter of fiscal year 2015 and the fourth quarter of fiscal year 2014, respectively. In the first six months of fiscal year 2015, revenue in all international regions was negatively impacted by the weaker local currencies. Total revenue generated in markets outside North America represented 47% of total revenue in the first six months of fiscal year 2015 and 54% of total revenue in the same period last year. If exchange rates had remained constant in the first six months of fiscal year 2015 as compared to the exchange rates in effect in the same period of fiscal year 2014, total revenue generated in markets outside North America would have been 53% of total revenue.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2015	May 31, 2014	As Reported	Constant Currency
OpenEdge segment	$71,906	$73,192	(2)%	8%
Data Connectivity and Integration segment	7,275	7,407	(2)%	—%
Application Development and Deployment segment	9,636	228	*	*
Total revenue	$88,817	$80,827	10%	19%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2015	May 31, 2014	As Reported	Constant Currency
OpenEdge segment	$141,377	$139,926	1%	9%
Data Connectivity and Integration segment	14,388	15,046	(4)%	(3)%
Application Development and Deployment segment	14,433	393	*	*
Total revenue	$170,198	$155,365	10%	17%
* Not meaningful

Revenue in the OpenEdge segment decreased $1.3 million, or 2%, in the second quarter of fiscal year 2015 as compared to the same quarter last year. However, on a constant currency basis, revenue in the OpenEdge segment, including revenue related to the BravePoint acquisition during the fourth quarter of fiscal year 2014, increased 8% quarter over quarter, with strong license sales in both the EMEA and Asia Pacific regions. Data Connectivity and Integration revenue remained relatively flat year over year. Application Development and Deployment revenue increased $9.4 million year over year as a result of the impact of the Telerik acquisition, which closed during the first quarter of fiscal year 2015.

Revenue in the OpenEdge segment increased $1.5 million, or 1%, in the first six months of fiscal year 2015 as compared to the same period last year. The increase is primarily due to incremental services revenues as a result of the BravePoint acquisition during the fourth quarter of fiscal year 2014, offset by a decrease in maintenance revenue primarily in the EMEA region. On a constant currency basis, revenue in the OpenEdge segment increased 9% period over period. Data Connectivity and Integration revenue decreased $0.6 million, or 4%, year over year primarily in North America due to lower license revenue. Application Development and Deployment revenue increased $14.0 million, year over year, as a result of the impact of the Telerik acquisition, which closed during the first quarter of fiscal year 2015.

Cost of Software Licenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	Percentage Change	May 31, 2015	May 31, 2014	Percentage Change
Cost of software licenses	$1,365	$1,139	20%	$3,085	$3,146	(2)%
As a percentage of software license revenue	5%	4%		6%	6%
As a percentage of total revenue	2%	1%		2%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses increased $0.2 million, or 20%, in the second quarter of fiscal year 2015 as compared to the same quarter last year, and increased as a percentage of software license revenue from 4% to 5%. Cost of software licenses remained relatively flat in the first six months of fiscal year 2015 as compared to the same period last year, and also remained at 6% as a percentage of software license revenue. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	Percentage Change	May 31, 2015	May 31, 2014	Percentage Change
Cost of maintenance and services	$10,288	$5,709	80%	$21,563	$11,054	95%
As a percentage of maintenance and services revenue	17%	11%		19%	11%
As a percentage of total revenue	12%	7%		13%	7%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services increased $4.6 million, or 80%, in the second quarter of fiscal year 2015 as compared to the same quarter last year, and increased as a percentage of maintenance and services revenue from 11% to 17%. Cost of maintenance and services increased $10.5 million, or 95%, in the first six months of fiscal year 2015 as compared to the same period last year, and increased as a percentage of maintenance and services revenue from 11% to 19%. The increase in cost of maintenance and services is primarily due to the impact of the BravePoint acquisition, which closed during the fourth quarter of fiscal year 2014.

Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	Percentage Change	May 31, 2015	May 31, 2014	Percentage Change
Amortization of acquired intangibles	$4,093	$530	672%	$8,726	$1,059	724%
As a percentage of total revenue	5%	1%		5%	1%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles increased $3.6 million, or 672%, in the second quarter of fiscal year 2015 as compared to the same quarter last year and increased $7.7 million, or 724%, in the first six months of fiscal year 2015 as compared to the same period last year. The increase was due to amortization of intangible assets acquired with the Modulus, BravePoint and Telerik acquisitions, which were completed in the second quarter of fiscal year 2014, the fourth quarter of fiscal year 2014, and the first quarter of fiscal year 2015, respectively, partially offset by decreases due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	Percentage Change	May 31, 2015	May 31, 2014	Percentage Change
Gross profit	$73,071	$73,449	(1)%	$136,824	$140,106	(2)%
As a percentage of total revenue	82%	91%		80%	90%

Our gross profit decreased $0.4 million, or 1%, in the second quarter of fiscal year 2015 as compared to the same quarter last year and decreased $3.3 million, or 2%, in the first six months of fiscal year 2015 as compared to the same period last year. Our gross profit as a percentage of total revenue decreased from 91% to 82% and 90% to 80% in the second quarter and first six months of fiscal year 2015, respectively, compared to the same periods of fiscal year 2014. The decrease is primarily related to the increase of cost of maintenance and services, mainly due to the impact of the BravePoint acquisition, and the increase of amortization of acquired intangible assets. In addition, as a result of acquisition accounting, the deferred revenue balance acquired from Telerik in the first quarter of fiscal year 2015 was significantly reduced to reflect its fair value as of the acquisition date. However, we are still incurring the associated costs to fulfill the acquired deferred revenue, which are reflected in our consolidated statement of operations. As a result, our expenses as a percentage of total revenue are higher than we expect they will be in future periods once this acquired deferred revenue balance is recognized.

Sales and Marketing

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	Percentage Change	May 31, 2015	May 31, 2014	Percentage Change
Sales and marketing	$31,852	$24,359	31%	$62,602	$48,868	28%
As a percentage of total revenue	36%	30%		37%	31%

Sales and marketing expenses increased $7.5 million, or 31%, in the second quarter of fiscal year 2015 as compared to the same quarter last year, and increased as a percentage of total revenue from 30% to 36%. Sales and marketing expenses increased $13.7 million, or 28%, in the first six months of fiscal year 2015 as compared to the same period last year, and increased as a percentage of total revenue from 31% to 37%. The increase in both periods was primarily due to higher compensation-related costs in the sales function as a result of headcount increases primarily due to the impact of the Telerik and BravePoint acquisitions during the first quarter of fiscal year 2015 and the fourth quarter of fiscal year 2014, respectively. Marketing expenses were higher primarily due to the impact of the Telerik acquisition.

Product Development

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	Percentage Change	May 31, 2015	May 31, 2014	Percentage Change
Product development costs	$22,869	$16,592	38%	$46,157	$32,526	42%
Capitalized product development costs	(579)	(1,112)	(48)%	(1,046)	(1,933)	(46)%
Total product development expense	$22,290	$15,480	44%	$45,111	$30,593	47%
As a percentage of total revenue	25%	19%		27%	20%

Product development expenses increased $6.8 million, or 44%, in the second quarter of fiscal year 2015 as compared to the same quarter last year, and increased as a percentage of revenue from 19% to 25%. Product development expenses increased $14.5 million, or 47%, in the first six months of fiscal year 2015 as compared to the same period last year, and increased as a percentage of revenue from 20% to 27%. The increase in both periods was primarily due to higher compensation-related costs in the product development function as a result of headcount increases due to the impact of the Telerik acquisition during the first quarter of fiscal year 2015.

General and Administrative

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	Percentage Change	May 31, 2015	May 31, 2014	Percentage Change
General and administrative	$13,673	$11,428	20%	$27,988	$23,155	21%
As a percentage of total revenue	15%	14%		16%	15%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased $2.2 million, or 20%, in the second quarter of fiscal year 2015 as compared to the same quarter in the prior year, and increased as a percentage of revenue from 14% to 15%. General and administrative expenses increased $4.8 million, or 21%, in the first six months of fiscal year 2015 as compared to the same period in the prior year, and increased as a percentage of revenue from 15% to 16%. The increase was primarily due to higher compensation-related costs in the general and administrative functions as a result of headcount increases due to the impact of the Telerik acquisition during the first quarter of fiscal year 2015 and the BravePoint acquisition during the fourth quarter of fiscal year 2014.

Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	Percentage Change	May 31, 2015	May 31, 2014	Percentage Change
Amortization of acquired intangibles	$3,171	$148	2,043%	$6,373	$312	1,943%
As a percentage of total revenue	4%	—%		4%	—%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased $3.0 million in the second quarter of fiscal year 2015 as compared to the same quarter last year and increased $6.1 million in the first six months of fiscal year 2015 as compared to the same period in the prior year. The increase was due to amortization of intangible assets acquired with the Modulus, BravePoint and Telerik acquisitions, which were completed in the second quarter of fiscal year 2014, the fourth quarter of fiscal year 2014, and the first quarter of fiscal year 2015, respectively, partially offset by decreases due to the completion of amortization of certain intangible assets acquired in prior years.

Restructuring Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	Percentage Change	May 31, 2015	May 31, 2014	Percentage Change
Restructuring expenses	$3,810	$124	2,973%	$6,153	$320	1,823%
As a percentage of total revenue	4%	—%		4%	—%

Restructuring expenses recorded in the second quarter and first six months of fiscal year 2015 relate to the restructuring activities occurring in fiscal years 2015, 2014, 2013 and 2012. See Note 11 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	Percentage Change	May 31, 2015	May 31, 2014	Percentage Change
Acquisition-related expenses	$1,010	$1,630	(38)%	$2,518	$2,576	(2)%
As a percentage of total revenue	1%	2%		1%	2%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, including earn-out payments treated as compensation expense. Acquisition-related expenses decreased in the second quarter of fiscal year 2015 compared to the same quarter last year due to expenses incurred related to the Modulus acquisition completed in the second quarter of fiscal year 2014, offset by expenses related to earn-out provisions which were part of the BravePoint and Telerik acquisitions completed in the fourth quarter of fiscal year 2014, and the first quarter of fiscal year 2015, respectively. Acquisition-related expenses remained relatively flat in the first six months of fiscal year 2015 compared to the same period last year. See Note 6 to the condensed consolidated financial statements for additional details.

(Loss) Income From Operations

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	Percentage Change	May 31, 2015	May 31, 2014	Percentage Change
(Loss) income from operations	$(2,735)	$20,280	(113)%	$(13,921)	$34,282	(141)%
As a percentage of total revenue	(3)%	25%		(9)%	22%

Income from operations decreased $23.0 million, or 113%, in the second quarter of fiscal year 2015 as compared to the same quarter last year. Income from operations decreased $48.2 million, or 141%, in the first six months of fiscal year 2015 as compared to the same period last year. As discussed above, the decrease in both periods was primarily the result of higher expenses resulting from acquisitions, partially offset by higher revenue during the second quarter and first six months of fiscal year 2015 compared to the same periods last year.

(Loss) Income from Operations by Segment

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	Percentage Change	May 31, 2015	May 31, 2014	Percentage Change
OpenEdge segment	$53,460	$57,337	(7)%	$103,397	$106,680	(3)%
Data Connectivity and Integration segment	4,142	4,806	(14)%	8,005	9,648	(17)%
Application Development and Deployment segment	(1,215)	(1,535)	21%	(5,802)	(2,923)	(98)%
Other unallocated expenses	(59,122)	(40,328)	(47)%	(119,521)	(79,123)	(51)%
Total (loss) income from operations	$(2,735)	$20,280	(113)%	$(13,921)	$34,282	(141)%

Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, general and administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition-related expenses.

Other (Expense) Income

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	Percentage Change	May 31, 2015	May 31, 2014	Percentage Change
Interest expense	$(947)	$(158)	(499)%	$(2,086)	$(308)	(577)%
Interest income and other, net	454	754	(40)%	968	1,417	(32)%
Foreign currency gain (loss), net	(532)	(725)	27%	1,025	(1,232)	(183)%
Total other (expense) income, net	$(1,025)	$(129)	695%	$(93)	$(123)	24%
As a percentage of total revenue	(1)%	—%		—%	—%

Other (expense) income decreased $0.9 million in the second quarter of fiscal year 2015 as compared to the same quarter last year primarily due to the increase in interest expense due to the new credit facility, partially offset by a decrease in foreign currency losses. Other (expense) income increased 24% in the first six months of fiscal year 2015 as compared to the same period last year primarily due to an increase in foreign currency gains, partially offset by an increase in interest expense due to the new credit facility. The change in foreign currency gains is a result of movements in exchange rates and the impact in the second quarter and first six months of fiscal year 2015 on our intercompany receivables and payables denominated in currencies other than local currencies.

(Benefit) Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	Percentage Change	May 31, 2015	May 31, 2014	Percentage Change
(Benefit) provision for income taxes	$(9,529)	$7,352	(230)%	$(18,812)	$10,260	(283)%
As a percentage of total revenue	(11)%	9%		(11)%	7%

Our effective tax rate was 253% in the second quarter of fiscal year 2015 compared to 36% in the second quarter of fiscal year 2014, and 134% in the first six months of fiscal year 2015 compared to 30% in the same period last year. The increase in the effective rate is primarily due to the jurisdictional mix of profits as a result of the acquisition of Telerik, where substantial losses are being incurred in Bulgaria and tax effected at a 10% statutory rate and other jurisdictions’ earnings, primarily in the United States, are being taxed at higher rates. The loss in Bulgaria is primarily due to amortization expense and other purchase accounting adjustments related to the Telerik acquisition. Without these purchase accounting adjustments we expect Telerik to be profitable for fiscal year 2015. Deferred tax liabilities have been established in purchase accounting for the tax effect of the Telerik amortization expense and other purchase accounting adjustments.

Net Income

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014	Percentage Change	May 31, 2015	May 31, 2014	Percentage Change
Net income	$5,769	$12,799	(55)%	$4,798	$23,899	(80)%
As a percentage of total revenue	6%	16%		3%	15%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	May 31, 2015	November 30, 2014
Cash and cash equivalents	$166,020	$263,082
Short-term investments	33,101	20,186
Total cash, cash equivalents and short-term investments	$199,121	$283,268

The decrease in cash, cash equivalents and short-term investments of $84.1 million from the end of fiscal year 2014 was primarily due to the purchase of Telerik for cash consideration of $246.3 million, which is net of cash acquired, and repurchases of our common stock of $32.9 million, offset by cash inflows from operations of $57.9 million and net proceeds of $146.4 million from the issuance of debt. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of May 31, 2015, $87.5 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. This amount is considered to be permanently reinvested; as such, it is not available to fund our domestic operations. If we were to repatriate these funds, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

Share Repurchase Program

In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time. During the first six months of fiscal year 2015, we repurchased 1.3 million shares of our common stock for $32.9 million, with $14.5 million remaining under the current authorization.

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

As part of the 2014 restructuring, for the six months ended May 31, 2015, we incurred expenses of $1.3 million, which are related to employee costs, including severance, health benefits, and outplacement services, but excluding stock-based compensation, and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2014 restructuring. Cash disbursements for expenses incurred to date under the 2014 restructuring are expected to be made through the first quarter of fiscal year 2016.

During the first quarter of fiscal year 2015, we restructured our operations in connection with the acquisition of Telerik. This restructuring resulted in a reduction in redundant positions primarily within the administrative functions. This restructuring also resulted in the closing of two facilities as well as asset impairment charges for assets no longer deployed as a result of the acquisition.

During the second quarter of fiscal year 2015, we decided to replace our existing cloud-based mobile application development technology with technology acquired in connection with the acquisition of Telerik. Accordingly, we evaluated the ongoing value of the assets associated with this prior mobile technology and, based on this evaluation, we determined that the long-lived assets with a carrying amount of $3.9 million were no longer recoverable and were in fact impaired and wrote them down to their estimated fair value of $0.1 million.

As part of the 2015 restructuring, for the six months ended May 31, 2015, we incurred expenses of $4.9 million, which includes the impairment charge discussed above. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. As we continue to evaluate the combined entities, we may incur additional costs with respect to the 2015 restructuring, which could be significant, including excess facilities and other costs as well as asset impairment charges for assets no longer deployed as a result of the acquisition.

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

Interest rates for the term loan and revolving credit facility are determined at our option and would range from 1.50% to 2.25% above the Eurodollar rate for Eurodollar-based borrowings or would range from 0.50% to 1.25% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio.  Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on our leverage ratio.  A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.25% to 0.40% per annum, based upon our leverage ratio. The average interest rate of the credit facility during the fiscal quarter ended May 31, 2015 was 1.94%.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full.  The revolving credit facility does not require amortization of principal.  The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ending February 28, 2015.  The first eight payments are in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date.  The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of May 31, 2015, the outstanding balance of the term loan was $146.3 million, with $7.5 million due in the next 12 months.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. As of May 31, 2015, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these covenants as of May 31, 2015.

Cash Flows from Operating Activities

	Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014
Net income	$4,798	$23,899
Non-cash reconciling items included in net income	8,362	18,676
Changes in operating assets and liabilities	44,771	(35)
Net cash flows from operating activities	$57,931	$42,540

The increase in cash generated from operations in the first six months of fiscal year 2015 as compared to the first six months of fiscal year 2014 was primarily due to changes in operating assets and liabilities. Our gross accounts receivable as of May 31, 2015 decreased by $12.2 million from the end of fiscal year 2014, which is primarily due to greater collections than billings during the period. Days sales outstanding (DSO) in accounts receivable was 50 days compared to 63 days at the end of fiscal year 2014. In addition, our total deferred revenue as of May 31, 2015 increased by $33.4 million from the end of fiscal year 2014.

Cash Flows from Investing Activities

	Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014
Net investment activity	$(13,325)	$7,535
Purchases of property and equipment	(4,405)	(6,099)
Capitalized software development costs	(1,383)	(1,938)
Payments for acquisitions, net of cash acquired	(246,275)	(12,493)
Proceeds from divestitures, net	4,500	3,300
Other investing activities	—	104
Net cash flows used in investing activities	$(260,888)	$(9,591)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In addition, we purchased $4.4 million of property and equipment in the first six months of fiscal year 2015, as compared to $6.1 million in the first six months of fiscal year 2014. Most significantly, however, we acquired Telerik during the first quarter of fiscal year 2015 for a net cash amount of $246.3 million, compared to the acquisition of Modulus during the second quarter of fiscal year 2014 for a net cash amount of $12.5 million.

Cash Flows from Financing Activities

	Six Months Ended
(In thousands)	May 31, 2015	May 31, 2014
Proceeds from stock-based compensation plans	$6,356	$6,904
Repurchases of common stock	(32,868)	(34,999)
Net proceeds from the issuance of debt	144,543	—
Other financing activities	(2,141)	(3,191)
Net cash flows used in financing activities	$115,890	$(31,286)

During the first six months of fiscal year 2015, we received net proceeds of $144.5 million from the issuance of debt. We also received $6.4 million in the first six months of fiscal year 2015 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $6.9 million in the first six months of fiscal year 2014. In addition, in the first six months of fiscal year 2015, we repurchased $32.9 million of our common stock under our share repurchase plan compared to $35.0 million in the same period of the prior year.

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

Revenue Backlog

(In thousands)	May 31, 2015	May 31, 2014
Deferred revenue, primarily related to unexpired maintenance and support contracts	$129,625	$100,946
Multi-year licensing arrangements (1)	19,012	11,595
Total revenue backlog	$148,637	$112,541

(1)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $17.4 million of the multi-year licensing arrangements as of May 31, 2015 relate to DataDirect OEM arrangements, while the remaining amount relates to arrangements in our OpenEdge business unit.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In April 2015, the FASB voted to propose a delay in the effective date of this ASU for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the proposed new effective date for the Company will be December 1, 2018. This update could impact the timing and amounts of revenue recognized. Management is currently assessing the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company is considering early adoption of the new standard and expects the impact on the Company's consolidated balance sheets to be a reclassification of approximately $1.4 million from other assets to long-term debt as of December 1, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of fiscal year 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2014 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended May 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the second quarter of fiscal year 2015 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 2015	—	$—	—	$39,568
April 2015	911,779	25.93	911,779	15,843
May 2015	49,789	26.42	49,789	14,527
Total	961,568	$26.02	961,568	$14,527

(1)
In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. Under this authorization, we repurchased 1.3 million shares for $32.9 million during the first six months of fiscal year 2015.

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

101***
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and six months ended May 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2015 and November 30, 2014; (ii) Condensed Consolidated Statements of Income for the three and six months ended May 31, 2015 and May 31, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2015 and May 31, 2014; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2015 and May 31, 2014; and (v) Notes to Condensed Consolidated Financial Statements.

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

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	July 8, 2015	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 8, 2015	/s/ CHRIS E. PERKINS
Chris E. Perkins
Senior Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Dated:	July 8, 2015	/s/ PAUL A. JALBERT
Paul A. Jalbert
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)