Form 10-Q
period 2015-08-31
PROGRESS SOFTWARE CORP /MA
filed 2015-10-07
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015

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
Yes  ☐ No  ☒
As of September 29, 2015, there were 50,215,798 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE NINE MONTHS ENDED AUGUST 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	August 31, 2015	November 30, 2014
Assets
Current assets:
Cash and cash equivalents	$189,113	$263,082
Short-term investments	29,191	20,186
Total cash, cash equivalents and short-term investments	218,304	283,268
Accounts receivable (less allowances of $2,019 and $2,592, respectively)	60,335	68,311
Other current assets	19,937	24,028
Deferred tax assets	31,791	10,066
Total current assets	330,367	385,673
Property and equipment, net	56,825	59,351
Intangible assets, net	121,323	20,578
Goodwill	370,465	232,836
Deferred tax assets	3,002	2,259
Other assets	4,652	2,364
Total assets	$886,634	$703,061
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$7,500	$—
Accounts payable	9,363	11,749
Accrued compensation and related taxes	26,250	20,815
Income taxes payable	8,270	2,246
Other accrued liabilities	21,723	25,936
Short-term deferred revenue	124,285	92,557
Total current liabilities	197,391	153,303
Long-term debt	136,875	—
Long-term deferred revenue	6,711	3,683
Deferred tax liabilities	9,643	305
Other noncurrent liabilities	6,272	2,525
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 50,204,804 shares in 2015 and 50,676,769 shares in 2014	223,299	209,778
Retained earnings	328,632	347,193
Accumulated other comprehensive loss	(22,189)	(13,726)
Total shareholders’ equity	529,742	543,245
Total liabilities and shareholders’ equity	$886,634	$703,061
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Revenue:
Software licenses	$31,840	$26,393	$85,794	$76,645
Maintenance and services	62,797	52,881	179,042	157,994
Total revenue	94,637	79,274	264,836	234,639
Costs of revenue:
Cost of software licenses	1,441	1,805	4,526	4,951
Cost of maintenance and services	9,612	5,222	31,174	16,276
Amortization of acquired intangibles	4,079	834	12,805	1,893
Total costs of revenue	15,132	7,861	48,505	23,120
Gross profit	79,505	71,413	216,331	211,519
Operating expenses:
Sales and marketing	30,004	22,477	92,607	71,425
Product development	20,422	14,975	65,533	45,568
General and administrative	14,076	12,162	42,065	35,236
Amortization of acquired intangibles	3,186	116	9,559	428
Restructuring expenses	2,561	1,680	8,715	2,001
Acquisition-related expenses	662	572	3,180	3,148
Total operating expenses	70,911	51,982	221,659	157,806
Income (loss) from operations	8,594	19,431	(5,328)	53,713
Other (expense) income:
Interest expense	(987)	(122)	(2,808)	(430)
Interest income and other, net	450	(1,800)	1,153	(383)
Foreign currency (loss) gain, net	(628)	(535)	397	(1,768)
Total other expense, net	(1,165)	(2,457)	(1,258)	(2,581)
Income (loss) before income taxes	7,429	16,974	(6,586)	51,132
Provision (benefit) for income taxes	11,555	5,879	(7,256)	16,138
Net (loss) income	$(4,126)	$11,095	$670	$34,994
Earnings per share:
Basic	$(0.08)	$0.22	$0.01	$0.69
Diluted	$(0.08)	$0.22	$0.01	$0.68
Weighted average shares outstanding:
Basic	50,120	50,383	50,377	50,975
Diluted	50,120	50,931	51,117	51,590
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Net (loss) income	$(4,126)	$11,095	$670	$34,994
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(257)	(1,044)	(8,411)	93
Unrealized (losses) gains on investments, net of tax of $0 for the third quarter and first nine months of 2015, and $408 and $567 for the third quarter and first nine months of 2014, respectively	(17)	709	(52)	816
Reclassification adjustment for losses included in net income, net of tax of $937 for the third quarter and first nine months of 2014	—	1,617	—	1,617
Total other comprehensive (loss) income, net of tax	(274)	1,282	(8,463)	2,526
Comprehensive (loss) income	$(4,400)	$12,377	$(7,793)	$37,520

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014
Cash flows from operating activities:
Net income	$670	$34,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,209	7,384
Amortization of intangibles and other	24,420	3,648
Stock-based compensation	18,812	18,194
Asset impairment	3,999	—
Loss on sales of auction rate securities	—	2,554
Deferred income taxes	(23,067)	(390)
Excess tax benefit from stock plans	(1,107)	(434)
Allowances for accounts receivable	356	455
Changes in operating assets and liabilities:
Accounts receivable	11,160	8,325
Other assets	(508)	10,535
Accounts payable and accrued liabilities	(3,378)	(17,049)
Income taxes payable	7,367	2,123
Deferred revenue	31,255	(1,870)
Net cash flows from operating activities	77,188	68,469
Cash flows used in investing activities:
Purchases of investments	(20,068)	(1,900)
Sales and maturities of investments	10,436	14,935
Redemptions and sales of auction rate securities	—	26,196
Purchases of property and equipment	(6,079)	(7,183)
Capitalized software development costs	(1,661)	(3,008)
Payments for acquisitions, net of cash acquired	(246,275)	(12,493)
Proceeds from divestitures, net	4,500	3,300
Decrease in other noncurrent assets	—	144
Net cash flows (used in) from investing activities	(259,147)	19,991
Cash flows from (used in) financing activities:
Proceeds from stock-based compensation plans	10,459	10,714
Purchases of stock related to withholding taxes from the issuance of restricted stock units	(2,850)	(3,141)
Repurchases of common stock	(32,868)	(52,604)
Excess tax benefit from stock plans	1,107	434
Payment of contingent consideration	(209)	(210)
Proceeds from the issuance of debt	150,000	—
Payment of long-term debt	(5,625)	—
Payment of issuance costs for long-term debt	(1,787)	—
Net cash flows from (used in) financing activities	118,227	(44,807)
Effect of exchange rate changes on cash	(10,237)	(91)
Net (decrease) increase in cash and cash equivalents	(73,969)	43,562
Cash and cash equivalents, beginning of period	263,082	198,818
Cash and cash equivalents, end of period	$189,113	$242,380

Condensed Consolidated Statements of Cash Flows, continued

	Nine Months Ended
	August 31, 2015	August 31, 2014
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $1,887 in 2015 and $296 in 2014	$7,329	$6,300
Cash paid for interest	$2,150	$—
Non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$9,963	$10,525
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

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the new effective date for the Company will be December 1, 2018. This update could impact the timing and amounts of revenue recognized. Management is currently assessing the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at August 31, 2015 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$163,248	$—	$—	$163,248
Money market funds	25,865	—	—	25,865
State and municipal bond obligations	29,157	52	(18)	29,191
Total	$218,270	$52	$(18)	$218,304

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2014 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$195,189	$—	$—	$195,189
Money market funds	67,893	—	—	67,893
State and municipal bond obligations	20,100	86	—	20,186
Total	$283,182	$86	$—	$283,268

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	August 31, 2015		November 30, 2014
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$163,248	$—	$195,189	$—
Money market funds	25,865	—	67,893	—
State and municipal bond obligations	—	29,191	—	20,186
Total	$189,113	$29,191	$263,082	$20,186

The fair value of debt securities by contractual maturity is as follows (in thousands):

	August 31, 2015	November 30, 2014
Due in one year or less	$13,093	$11,140
Due after one year (1)	16,098	9,046
Total	$29,191	$20,186

(1)	Includes state and municipal bond obligations, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of August 31, 2015 or November 30, 2014.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets, other accrued liabilities, or other noncurrent liabilities on the condensed consolidated balance sheets at the end of each reporting period and expire from 90 days to two years. In the three and nine months ended August 31, 2015, realized and unrealized gains of $0.6 million and realized and unrealized losses of $1.9 million, respectively, from our forward contracts were recognized in foreign currency gain (loss), net in the condensed consolidated statements of operations. In the three and nine months ended August 31, 2014, realized and unrealized losses of $0.4 million and $1.5 million, respectively, from our forward contracts were recognized in foreign currency gain (loss), net in the condensed consolidated statements of operations. The losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	August 31, 2015		November 30, 2014
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$88,030	$(3,389)	$21,738	$(13)
Forward contracts to purchase U.S. dollars	7,966	(63)	15,534	(89)
Total	$95,996	$(3,452)	$37,272	$(102)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at August 31, 2015 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$25,865	$25,865	$—	$—
State and municipal bond obligations	29,191	—	29,191	—
Liabilities
Foreign exchange derivatives	$(3,452)	$—	$(3,452)	$—

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

The key assumption as of August 31, 2015 related to the contingent consideration for the acquisition of Modulus used in the model is a probability of 0% that the year two milestone associated with the contingent consideration will be achieved. As such, we reduced the balance of the liability to $0 during the third quarter of fiscal year 2015. The year one milestone was not achieved as of May 31, 2015, which was the end of the first milestone period, and as a result, the liability was also reduced to $0 as of May 31, 2015.

In regard to the contingent consideration related to the acquisition of Rollbase, the contingency was relieved as of May 31, 2015 as the milestones associated with the contingent consideration were achieved as of this date. As such, the amount of the payment related to the contingent consideration was known as of May 31, 2015 and was based on actual results. We transferred the contingent earn out liability to a Level 2 fair value measurement as the value as of May 31, 2015 was based on observable inputs. The payment was made in June 2015 in the amount of $0.2 million; as such, there is no longer a liability related to the Rollbase contingent consideration as of August 31, 2015.

The following table reflects the activity for our liabilities measured at fair value using Level 3 inputs for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Balance, beginning of period	$295	$1,649	$1,717	$388
Incurrence of contingent purchase price liability	—	—	—	1,450
Payments of contingent consideration	—	—	(209)	(210)
Changes in fair value of contingent consideration obligation	(295)	2	(1,508)	23
Balance, end of period	$—	$1,651	$—	$1,651

We recorded credits of approximately $0.3 million and $1.5 million during the three and nine months ended August 31, 2015, respectively, due to the change in fair value of the contingent consideration obligation, which is included in acquisition-related expenses in our condensed consolidated statement of operations.

Nonrecurring Fair Value Measurements

During the second quarter of fiscal year 2015, certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Based on the fair value measurement, we recorded a $3.9 million asset impairment charge as of May 31, 2015 related to our cloud-based mobile application development technology as a result of our decision to replace our existing cloud-based mobile application development technology with technology acquired in connection with the acquisition of Telerik AD (Note 11).

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

We did not have any nonrecurring fair value measurements as of August 31, 2015 and November 30, 2014.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	August 31, 2015			November 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$118,133	$(51,924)	$66,209	$53,789	$(39,575)	$14,214
Customer-related and other	67,617	(22,917)	44,700	20,554	(15,195)	5,359
Trademarks and trade names	15,330	(4,916)	10,414	4,130	(3,125)	1,005
Total	$201,080	$(79,757)	$121,323	$78,473	$(57,895)	$20,578

As a result of the acquisition of Telerik in December 2014 (Note 6), we recorded $64.8 million of purchased technology, $47.1 million of customer-related and other, and $11.2 million of trademarks and trade names as intangible assets during the nine months ended August 31, 2015. These intangibles have a weighted average useful life of 5 years.

In the three and nine months ended August 31, 2015, amortization expense related to intangible assets was $7.3 million and $22.4 million, respectively. In the three and nine months ended August 31, 2014, amortization expense related to intangible assets was $1.0 million and $2.3 million, respectively.

Future amortization expense for intangible assets as of August 31, 2015, is as follows (in thousands):

Remainder of 2015	$7,214
2016	28,499
2017	28,499
2018	27,686
2019	26,561
Thereafter	2,864
Total	$121,323

Goodwill

Changes in the carrying amount of goodwill in the nine months ended August 31, 2015, are as follows (in thousands):

Balance, November 30, 2014	$232,836
Additions	137,921
Translation adjustments	(292)
Balance, August 31, 2015	$370,465

The addition to goodwill during the first nine months of fiscal year 2015 is related to the acquisition of Telerik AD in December 2014 (Note 6).

As of August 31, 2015, the amount of goodwill allocated to each of our three reporting units is as follows (in thousands):

OpenEdge	$212,011
Data Connectivity and Integration	19,040
Application Development and Deployment	139,414
Balance, August 31, 2015	$370,465

During the fourth quarter of fiscal year 2014, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of October 31, 2014. As of August 31, 2015, no triggering events have occurred that would indicate a potential impairment of goodwill exists.

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

The preliminary fair value of the intangible assets has been estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates prepared by management, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. Based on the preliminary valuation, the acquired intangible assets are comprised of purchased technology of approximately $64.8 million, customer-related and other of approximately $47.1 million, and trademarks and trade names of approximately $11.2 million.

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

As discussed above, approximately $10.5 million of the total consideration was paid to Telerik’s founders and certain other key employees in restricted stock units, subject to a vesting schedule and continued employment. We concluded that the restricted stock units are compensation arrangements and we have been recognizing stock-based compensation expense in accordance with the vesting schedule over the service period of the awards, which is 2 years. We recorded $0.7 million and $2.1 million of stock-based compensation expense related to these restricted stock units for the three and nine months ended August 31, 2015, respectively. This amount is recorded as operating expenses in our condensed consolidated statement of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred, but are required to be expensed as incurred. During the three and nine months ended August 31, 2015, we incurred approximately $0.8 million and $2.7 million of acquisition-related costs, respectively, which are included in acquisition-related expenses in our condensed consolidated statement of operations.

In connection with the acquisition of Telerik, we agreed to provide retention bonuses to certain Telerik employees as an incentive for those employees to remain with Telerik for at least one year following the acquisition. We concluded that the retention bonuses for these individuals, which total approximately $2.5 million, are compensation arrangements and we have been accruing the maximum payouts ratably over the one-year service period. We have incurred $0.6 million and $1.8 million of expense related to the retention bonuses for the three and nine months ended August 31, 2015, respectively, which are included in the acquisition-related expenses in our condensed consolidated statement of operations discussed above.

The operations of Telerik are included in our operating results as part of the Application Development and Deployment business unit from the date of acquisition. The amount of revenue of Telerik included in our unaudited condensed consolidated statement of operations during the three and nine months ended August 31, 2015 was approximately $12.5 million and $26.2 million, respectively. The amount of pretax losses of Telerik included in our unaudited condensed consolidated statement of operations during the three and nine months ended August 31, 2015 were approximately $4.0 million and $22.7 million, respectively. The revenue of Telerik is primarily being recognized ratably over the maintenance period, which is generally one year, as vendor specific objective evidence (or VSOE) of fair value cannot be established for such maintenance. The pretax loss does not include the amortization expense of approximately $18.5 million related to the acquired intangible assets discussed above as the intangible assets and related amortization were recorded by the acquiring entity.

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

(In thousands, except per share data)	Pro Forma Three Months Ended August 31, 2014	Pro Forma Nine Months Ended August 31, 2014
Revenue	$90,409	$256,338
Net loss	$(1,251)	$(17,283)
Net loss per basic and diluted share	$(0.02)	$(0.34)

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

We incurred approximately $0.2 million and $1.1 million of acquisition-related costs during the three and nine months ended August 31, 2015, respectively, which are included in acquisition-related expenses in our condensed consolidated statement of operations. We have not disclosed the amount of revenues and earnings of BravePoint since acquisition, nor pro forma financial information, as those amounts are not significant to our consolidated financial statements.

Modulus Acquisition

On May 13, 2014, we acquired 100% of the membership interests of Modulus LLC (Modulus), a privately held platform-as-a-service (PaaS) provider based in Cincinnati, Ohio, for $15.0 million. The purchase consideration consisted of $12.5 million in cash paid and $2.5 million of contingent consideration, payable over a two year period, if earned. The fair value of the contingent consideration was estimated to be $1.5 million at the date of acquisition; as such, the fair value of the purchase consideration allocated to the assets acquired totaled $14.0 million. Note that the year one milestone was not achieved as of May 31, 2015, which was the end of the first milestone period, and we do not expect the year two milestone to be achieved by the end of the second milestone period on May 31, 2016 (Note 4).

Modulus provides a PaaS for easily hosting, deploying, scaling and monitoring data-intensive, real-time applications using powerful, rapidly growing Node.js and MongoDB technologies. The purpose of the acquisition is to capitalize on the expected market growth of the core technologies that Modulus supports and drive new revenue through our aPaaS platform. The acquisition was accounted for as a business combination, and accordingly, the results of operations of Modulus are included in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

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

We recorded credits of approximately $0.3 million and $1.5 million during the three and nine months ended August 31, 2015, respectively, due to the change in fair value of the contingent consideration obligation, which is included in acquisition-related expenses in our condensed consolidated statement of operations. We have not disclosed the amount of revenues and earnings of Modulus since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

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

This Credit Agreement replaces our previous unsecured revolving credit facility dated August 15, 2011. The previous credit facility was to mature on August 15, 2016. Loans under the previous credit agreement could be paid before maturity in whole or in part at our option without penalty or premium. There were no revolving loans and $0.7 million of letters of credit outstanding at the time of the termination of the previous credit agreement, which letters of credit were incorporated into the new credit facility. In addition, there was $0.3 million of unamortized debt issuance costs related to the previous credit agreement remaining at the time of the termination that was written off to interest income and other, net in the condensed consolidated statement of operations.

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

Interest rates for the term loan and revolving credit facility are determined based on an index selected at our option and would range from 1.50% to 2.25% above the Eurodollar rate for Eurodollar-based borrowings or would range from 0.50% to 1.25% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates (LIBOR) for those currencies, based on our leverage ratio. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.25% to 0.40% per annum, based upon our leverage ratio. The average interest rate of the credit facility during the fiscal quarter ended August 31, 2015 was 1.96%.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments are in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of August 31, 2015, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. Based on Level 2 inputs, the fair value of the term loan was $144.4 million as of August 31, 2015, with $7.5 million due in the next 12 months.

Costs incurred to obtain our long-term debt are recorded as debt issuance costs within other assets in our condensed consolidated balance sheet as of August 31, 2015 and are amortized over the term of the debt agreement using the effective interest rate method. During the first nine months of fiscal year 2015, we recorded $1.8 million of debt issuance costs. Amortization expense related to the debt issuance costs is recorded within interest expense in our condensed consolidated statements of operations. For the three and nine months ended August 31, 2015, this amount was $0.1 million and $0.3 million, respectively. For the three and nine months ended August 31, 2014, amortization expense related to the debt issuance costs of our previous credit agreement was minimal and $0.1 million, respectively.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. As of August 31, 2015, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

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

Note 8: Common Stock Repurchases

We did not repurchase shares of our common stock during the three months ended August 31, 2015. Total repurchased and retired shares of our common stock during the nine months ended August 31, 2015 was 1.3 million shares for $32.9 million. In the three and nine months ended August 31, 2014, we repurchased and retired 0.7 million shares for $17.6 million and 2.3 million shares for $52.6 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized $100.0 million share repurchase program, with $14.5 million remaining under the current authorization.

In September 2015, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $114.5 million. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

Note 9: Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using the current market price of the stock or the Black-Scholes option valuation model. In addition, during the first quarter of fiscal year 2014 and each of the first three quarters of fiscal year 2015, we granted performance-based restricted stock units that include a three-year market condition. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally 4 or 5 years for options and 3 years for restricted stock units. We recognize stock-based compensation expense related to performance stock units and our employee stock purchase plan using an accelerated attribution method.

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of income (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Cost of maintenance and services	$144	$141	$462	$439
Sales and marketing	1,604	1,546	4,328	3,736
Product development	912	1,407	3,476	4,186
General and administrative	3,878	3,846	10,546	9,833
Total stock-based compensation	$6,538	$6,940	$18,812	$18,194

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the nine months ended August 31, 2015 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2014	$(13,733)	$7	$(13,726)
Other comprehensive loss before reclassifications, net of tax	(8,411)	(52)	(8,463)
Balance, August 31, 2015	$(22,144)	$(45)	$(22,189)

The tax effect on accumulated unrealized gains (losses) on investments was minimal as of August 31, 2015 and November 30, 2014.

Note 11: Restructuring Charges

The following table provides a summary of activity for all of the restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$416	$1,227	$1,643
Costs incurred	4,403	4,312	8,715
Cash disbursements	(447)	(3,651)	(4,098)
Asset impairment	(3,999)	—	(3,999)
Translation adjustments and other	83	(33)	50
Balance, August 31, 2015	$456	$1,855	$2,311

2015 Restructuring

During the first quarter of fiscal year 2015, we restructured our operations in connection with the acquisition of Telerik. This restructuring resulted in a reduction in redundant positions primarily within the administrative functions. This restructuring also resulted in the closing of two facilities as well as asset impairment charges for assets no longer deployed as a result of the acquisition. During the second and third quarters of fiscal year 2015, we incurred additional costs with respect to the 2015 restructuring, including reduction in redundant positions primarily within the product development function, as well as an impairment charge discussed further below.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions, and other costs, which include asset impairment charges.

During the second quarter of fiscal year 2015, we decided to replace our existing cloud-based mobile application development technology with technology acquired in connection with the acquisition of Telerik. Accordingly, we evaluated the ongoing value of the assets associated with this prior mobile technology and, based on this evaluation, we determined that the long-lived assets with a carrying amount of $4.0 million were no longer recoverable and were in fact impaired and wrote them down to their estimated fair value of $0.1 million. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820.

As part of the 2015 restructuring, for the three and nine months ended August 31, 2015, we incurred expenses of $2.5 million and $7.4 million, respectively. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. As we continue to evaluate the combined entities, we may incur additional costs with respect to the 2015 restructuring, including excess facilities and other costs as well as asset impairment charges for assets no longer deployed as a result of the acquisition.

A summary of activity for the 2015 restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$—	$—	$—
Costs incurred	4,299	3,108	7,407
Cash disbursements	(143)	(1,398)	(1,541)
Asset impairment	(3,999)	—	(3,999)
Translation adjustments and other	102	2	104
Balance, August 31, 2015	$259	$1,712	$1,971

Cash disbursements for expenses incurred to date under the 2015 restructuring are expected to be made through the third quarter of fiscal year 2016. As a result, the total amount of the restructuring reserve of $2.0 million is included in other accrued liabilities on the condensed consolidated balance sheet at August 31, 2015.

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

As part of the 2014 restructuring, for the three months ended August 31, 2015, we incurred minimal expenses, and for the nine months ended August 31, 2015, we incurred expenses of $1.3 million, which are related to employee costs, including severance, health benefits, and outplacement services, but excluding stock-based compensation, and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. For the nine months ended August 31, 2014, we incurred expenses of $1.5 million. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2014 restructuring.

A summary of the first nine months of fiscal year 2015 activity for the 2014 restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$—	$1,227	$1,227
Costs incurred	131	1,204	1,335
Cash disbursements	(61)	(2,253)	(2,314)
Translation adjustments and other	—	(35)	(35)
Balance, August 31, 2015	$70	$143	$213

Cash disbursements for expenses incurred to date under the 2014 restructuring are expected to be made through the first quarter of fiscal year 2016. As a result, the $0.2 million is included in other accrued liabilities on the condensed consolidated balance sheet as of August 31, 2015.

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

As part of the 2013 and 2012 restructuring actions, for the three and nine months ended August 31, 2015, we did not incur any expenses, and for the nine months ended August 31, 2014, we incurred expenses of $0.5 million. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2013 and 2012 restructuring actions.

A summary of the first nine months of fiscal year 2015 activity for the 2013 and 2012 restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$416	$—	$416
Costs incurred	(27)	—	(27)
Cash disbursements	(243)	—	(243)
Translation adjustments and other	(19)	—	(19)
Balance, August 31, 2015	$127	$—	$127

Cash disbursements for expenses incurred to date under the 2013 and 2012 restructuring actions are expected to be made through fiscal year 2017. The short-term portion of the restructuring reserve of $0.1 million is included in other accrued liabilities and the remaining long-term portion, which is minimal, is included in other noncurrent liabilities on the condensed consolidated balance sheet as of August 31, 2015.

Note 12: Income Taxes

Our income tax provision for the third quarter of fiscal year 2015 and 2014 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The increase in our effective tax rate in the three and nine months ended August 31, 2015 compared to the same periods in the prior year is primarily due to the jurisdictional mix of profits as a result of the acquisition of Telerik, where substantial losses are being incurred in Bulgaria and tax effected at a 10% statutory rate and other jurisdictions’ earnings, primarily in the United States, are being taxed at higher rates.

The research and development credit was retroactively reinstated in December 2014. As a result, in the first quarter of fiscal year 2015 we recorded a tax benefit of $0.8 million related to qualifying research and development activities for the period from January 2014 to November 2014.

Our Federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2012, and we are no longer subject to audit for those periods. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2010, and we are no longer subject to audit for those periods.

Note 13: Earnings Per Share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, restricted stock units and deferred stock units, using the treasury stock method. As we incurred a net loss during the three months ended August 31, 2015, basic and diluted weighted average shares outstanding are the same. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Net (loss) income	$(4,126)	$11,095	$670	$34,994
Weighted average shares outstanding	50,120	50,383	50,377	50,975
Dilutive impact from common stock equivalents	—	548	740	615
Diluted weighted average shares outstanding	50,120	50,931	51,117	51,590
Basic (loss) earnings per share	$(0.08)	$0.22	$0.01	$0.69
Diluted (loss) earnings per share	$(0.08)	$0.22	$0.01	$0.68

We excluded stock awards representing approximately 1,173,000 shares and 296,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2015, respectively, because these awards were anti-dilutive. In the three and nine months ended August 31, 2014, we excluded stock awards representing 351,000 shares and 383,000 shares of common stock, respectively, from the calculation of diluted earnings per share.

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

The following table provides revenue and contribution from our reportable segments and reconciles to the consolidated income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Segment revenue:
OpenEdge	$73,398	$71,847	$214,775	$211,773
Data Connectivity and Integration	8,281	7,175	22,669	22,221
Application Development and Deployment	12,958	252	27,392	645
Total revenue	94,637	79,274	264,836	234,639
Segment costs of revenue and operating expenses:
OpenEdge	18,550	15,524	56,529	48,770
Data Connectivity and Integration	3,180	2,515	9,563	7,913
Application Development and Deployment	9,933	2,446	30,169	5,762
Total costs of revenue and operating expenses	31,663	20,485	96,261	62,445
Segment contribution:
OpenEdge	54,848	56,323	158,246	163,003
Data Connectivity and Integration	5,101	4,660	13,106	14,308
Application Development and Deployment	3,025	(2,194)	(2,777)	(5,117)
Total contribution	62,974	58,789	168,575	172,194
Other unallocated expenses (1)	54,380	39,358	173,903	118,481
Income (loss) from operations	8,594	19,431	(5,328)	53,713
Other (expense) income, net	(1,165)	(2,457)	(1,258)	(2,581)
Income (loss) before income taxes	$7,429	$16,974	$(6,586)	$51,132

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

Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from customers by revenue type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Software licenses	$31,840	$26,393	$85,794	$76,645
Maintenance	55,365	50,746	157,259	151,231
Professional services	7,432	2,135	21,783	6,763
Total	$94,637	$79,274	$264,836	$234,639

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

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
North America	$49,810	$35,654	$139,454	$107,067
EMEA	30,656	32,995	89,667	96,008
Latin America	4,621	5,695	13,977	16,506
Asia Pacific	9,550	4,930	21,738	15,058
Total	$94,637	$79,274	$264,836	$234,639

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are various factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: (1) Market acceptance of Progress’s strategy and product development initiatives; (2) pricing pressures and the competitive environment in the software industry and Platform-as-a-Service market; (3) Progress's ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy; (4) uncertainties relating to Progress’ acquisition of Telerik, including whether Progress will be able to realize expected benefits and anticipated synergies of the acquisition and whether Telerik’s business will be successfully integrated with Progress Software's business; (5) Progress's ability to make acquisitions and to realize the expected benefits and anticipated synergies from such acquisitions; (6) the continuing uncertainty in the U.S. and international economies, which could result in fewer sales of Progress's products and may otherwise harm Progress's business; (7) business and consumer use of the Internet and the continuing adoption of Cloud technologies; (8) Progress's ability to expand its relationships with channel partners; (9) the timely release of enhancements to Progress's products and customer acceptance of new products; (10) the positioning of Progress's products in its existing and new markets; (11) variations in the demand for professional services and technical support; (12) Progress's ability to penetrate international markets and manage its international operations; and (13) changes in exchange rates; and those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. Under this authorization, we repurchased 1.3 million shares for $32.9 million during the first nine months of fiscal year 2015. The approximate dollar value of shares that may yet be purchased under the program as of August 31, 2015 is $14.5 million. In September 2015, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $114.5 million. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

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

Results of Operations

The following table sets forth certain income and expense items as a percentage of total revenue, and the percentage change in dollar amounts of such items compared with the corresponding period in the previous fiscal year (due to rounding, totals may not equal the sum of the line items in the table below):

	Percentage of Total Revenue				Percentage Change
	Three Months Ended		Nine Months Ended		Three Months Ended	Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Revenue:
Software licenses	34%	33%	32%	33%	21%	12%
Maintenance and services	66	67	68	67	19	13
Total revenue	100	100	100	100	19	13
Costs of revenue:
Cost of software licenses	2	2	2	2	(20)	(9)
Cost of maintenance and services	10	7	12	7	84	92
Amortization of acquired intangibles	4	1	5	1	389	576
Total costs of revenue	16	10	19	10	92	110
Gross profit	84	90	81	90	11	2
Operating expenses:
Sales and marketing	32	28	35	30	33	30
Product development	22	19	25	19	36	44
General and administrative	15	15	16	15	16	19
Amortization of acquired intangibles	3	—	4	—	2,647	2,133
Restructuring expenses	3	2	3	1	52	336
Acquisition-related expenses	1	1	1	1	16	1
Total operating expenses	75	66	84	67	36	40
Income (loss) from operations	9	24	(3)	23	(56)	(110)
Other (expense) income, net	(1)	(3)	—	(1)	53	51
Income (loss) from operations before income taxes	8	21	(3)	22	(56)	(113)
Provision (benefit) for income taxes	12	7	(3)	7	97	(145)
Net (loss) income	(4)	14	—	15	(137)	(98)

Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2015	August 31, 2014	As Reported	Constant Currency
Revenue	$94,637	$79,274	19%	29%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2015	August 31, 2014	As Reported	Constant Currency
Revenue	$264,836	$234,639	13%	21%

Total revenue increased $15.4 million, or 19%, in the third quarter of fiscal year 2015 as compared to the same quarter last year. Revenue would have increased by 29% if exchange rates had been constant in fiscal year 2015 as compared to exchange rates in fiscal year 2014. In addition, total revenue increased $30.2 million, or 21% on a constant currency basis and 13% using actual exchange rates, in the first nine months of fiscal year 2015 as compared to the same period last year. The increase was primarily a result of the impact of our acquisition of Telerik in December 2014 and BravePoint during the fourth fiscal quarter of 2014. Changes in prices from fiscal year 2014 to 2015 did not have a significant impact on our revenue.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2015	August 31, 2014	As Reported	Constant Currency
License	$31,840	$26,393	21%	19%
As a percentage of total revenue	34%	33%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2015	August 31, 2014	As Reported	Constant Currency
License	$85,794	$76,645	12%	16%
As a percentage of total revenue	32%	33%

License revenue increased $5.4 million, or 21%, in the third quarter of fiscal year 2015 as compared to the same quarter last year and increased $9.1 million, or 12%, in the first nine months of fiscal year 2015 as compared to the same period last year. The increase in license revenue in the third quarter and in the first nine months of fiscal year 2015 as compared to the same periods last year was primarily in the North America and Asia Pacific regions as a result of incremental license revenue from Telerik due to our acquisition at the beginning of the year, as well as strong license sales from OpenEdge, including a large, new license deal to a direct end user in the Asia Pacific region.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2015	August 31, 2014	As Reported	Constant Currency
Maintenance	$55,365	$50,746	9%	24%
As a percentage of total revenue	59%	64%
Services	7,432	2,135	248%	254%
As a percentage of total revenue	8%	3%
Total maintenance and services revenue	$62,797	$52,881	19%	34%
As a percentage of total revenue	66%	67%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2015	August 31, 2014	As Reported	Constant Currency
Maintenance	$157,259	$151,231	4%	14%
As a percentage of total revenue	59%	64%
Services	21,783	6,763	222%	228%
As a percentage of total revenue	8%	3%
Total maintenance and services revenue	$179,042	$157,994	13%	23%
As a percentage of total revenue	68%	67%

Maintenance and services revenue increased $9.9 million in the third quarter of fiscal year 2015 as compared to the same quarter last year. Maintenance revenue increased 9% and professional services revenue increased 248% in the third quarter of fiscal year 2015 as compared to the third quarter of fiscal year 2014. The increase in maintenance revenue was primarily in the North America region, mainly as a result of the acquisition of Telerik. Professional services revenue increased 248% quarter over quarter as a result of the BravePoint acquisition, which was completed during the fourth quarter of fiscal year 2014.

Maintenance and services revenue increased $21.0 million in the first nine months of fiscal year 2015 as compared to the same period last year. Maintenance revenue increased 4% and professional services revenue increased 222% in the first nine months of fiscal year 2015 as compared to the same period of fiscal year 2014. The increase in maintenance revenue was primarily in the North America region, mainly as a result of the acquisition of Telerik. Professional services revenue increased 222% period over period as a result of the BravePoint acquisition, which was completed during the fourth quarter of fiscal year 2014.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2015	August 31, 2014	As Reported	Constant Currency
North America	$49,810	$35,654	40%	40%
As a percentage of total revenue	53%	45%
EMEA	$30,656	$32,995	(7)%	6%
As a percentage of total revenue	32%	42%
Latin America	$4,621	$5,695	(19)%	9%
As a percentage of total revenue	5%	7%
Asia Pacific	$9,550	$4,930	94%	125%
As a percentage of total revenue	10%	6%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2015	August 31, 2014	As Reported	Constant Currency
North America	$139,454	$107,066	30%	30%
As a percentage of total revenue	53%	46%
EMEA	$89,667	$96,008	(7)%	7%
As a percentage of total revenue	34%	41%
Latin America	$13,977	$16,506	(15)%	5%
As a percentage of total revenue	5%	7%
Asia Pacific	$21,738	$15,058	44%	60%
As a percentage of total revenue	8%	6%

Total revenue generated in North America increased $14.2 million, and total revenue generated outside North America increased $1.2 million, in the third quarter of fiscal year 2015 as compared to the same quarter last year. The increase in North America was primarily due to the impact of the Telerik and BravePoint acquisitions during the first quarter of fiscal year 2015 and the fourth quarter of fiscal year 2014, respectively. The decreases in EMEA and Latin America were primarily due to the impact of the stronger U.S. dollar, while the increase in Asia Pacific was primarily due to an increase in license revenue, mainly as a result of a large, new license deal to a direct end user in the region. Total revenue generated in markets outside North America represented 47% of total revenue in the third quarter of fiscal year 2015 and 55% of total revenue in the same quarter last year. If exchange rates had remained constant in the third quarter of fiscal year 2015 as compared to the exchange rates in effect in the third quarter of fiscal year 2014, total revenue generated in markets outside North America would have been 51% of total revenue.

Total revenue generated in North America increased $32.4 million, and total revenue generated outside North America decreased $2.2 million, in the first nine months of fiscal year 2015 as compared to the same period last year. The increase in North America was primarily due to the impact of the Telerik and BravePoint acquisitions during the first quarter of fiscal year 2015 and the fourth quarter of fiscal year 2014, respectively. The decreases in EMEA and Latin America were primarily due to the impact of the stronger U.S. dollar, while the increase in Asia Pacific was primarily due to an increase in license revenue, mainly as a result of a large, new license deal to a direct end user in the region. Total revenue generated in markets outside North America represented 47% of total revenue in the first nine months of fiscal year 2015 and 54% of total revenue in the same period of fiscal year 2014. If exchange rates had remained constant in the first nine months of fiscal year 2015 as compared to the exchange rates in effect in the same period of fiscal year 2014, total revenue generated in markets outside North America would have been 51% of total revenue.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2015	August 31, 2014	As Reported	Constant Currency
OpenEdge segment	$73,398	$71,847	2%	12%
Data Connectivity and Integration segment	8,281	7,175	15%	17%
Application Development and Deployment segment	12,958	252	*	*
Total revenue	$94,637	$79,274	19%	29%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2015	August 31, 2014	As Reported	Constant Currency
OpenEdge segment	$214,775	$211,773	1%	10%
Data Connectivity and Integration segment	22,669	22,221	2%	3%
Application Development and Deployment segment	27,392	645	*	*
Total revenue	$264,836	$234,639	13%	21%
* Not meaningful

Revenue in the OpenEdge segment increased $1.6 million, or 2% using actual exchange rates and 12% on a constant currency basis, in the third quarter of fiscal year 2015 as compared to the same quarter last year. The increase is due to growth in the Asia Pacific region, as well as incremental services revenues as a result of the BravePoint acquisition during the fourth quarter of fiscal year 2014, partially offset by a decrease in license and maintenance revenue in the EMEA region. Data Connectivity and Integration revenue increased $1.1 million, or 15%, in the third quarter of fiscal year 2015 as compared to the same quarter last year. Application Development revenue increased $12.7 million year over year as a result of the impact of the Telerik acquisition, which closed during the first quarter of fiscal year 2015.

Revenue in the OpenEdge segment increased $3.0 million, or 1% using actual exchange rates and 10% on a constant currency basis, in the first nine months of fiscal year 2015 as compared to the same period last year. The increase is primarily due to incremental services revenues as a result of the BravePoint acquisition during the fourth quarter of fiscal year 2014, offset by a decrease in maintenance revenue primarily in the EMEA region. Data Connectivity and Integration revenue increased $0.4 million, or 2.0%, in the first nine months of fiscal year 2015 as compared to the same period last year. Application Development revenue increased $26.7 million, year over year, as a result of the impact of the Telerik acquisition, which closed during the first quarter of fiscal year 2015.

Cost of Software Licenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	Percentage Change	August 31, 2015	August 31, 2014	Percentage Change
Cost of software licenses	$1,441	$1,805	(20)%	$4,526	$4,951	(9)%
As a percentage of software license revenue	5%	7%		5%	6%
As a percentage of total revenue	2%	2%		2%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses decreased $0.4 million, or 20%, in the third quarter of fiscal year 2015 as compared to the same quarter last year, and decreased as a percentage of software license revenue from 7% to 5%. Cost of software licenses decreased $0.4 million, or 9%, in the first nine months of fiscal year 2015 as compared to the same period last year, and decreased as a percentage of software license revenue from 6% to 5%. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	Percentage Change	August 31, 2015	August 31, 2014	Percentage Change
Cost of maintenance and services	$9,612	$5,222	84%	$31,174	$16,276	92%
As a percentage of maintenance and services revenue	15%	10%		17%	10%
As a percentage of total revenue	10%	7%		12%	7%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services increased $4.4 million, or 84%, in the third quarter of fiscal year 2015 as compared to the same quarter last year, and increased as a percentage of maintenance and services revenue from 10% to 15%. Cost of maintenance and services increased $14.9 million, or 92%, in the first nine months of fiscal year 2015 as compared to the same period last year, and increased as a percentage of maintenance and services revenue from 10% to 17%. The increase in cost of maintenance and services is primarily due to the impact of the BravePoint acquisition, which closed during the fourth quarter of fiscal year 2014.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	Percentage Change	August 31, 2015	August 31, 2014	Percentage Change
Amortization of acquired intangibles	$4,079	$834	389%	$12,805	$1,893	576%
As a percentage of total revenue	4%	1%		5%	1%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles increased $3.2 million, or 389%, in the third quarter of fiscal year 2015 as compared to the same quarter last year and increased $10.9 million, or 576%, in the first nine months of fiscal year 2015 as compared to the same period last year. The increase was due to amortization of intangible assets acquired with the Modulus, BravePoint and Telerik acquisitions, which were completed in the second quarter of fiscal year 2014, the fourth quarter of fiscal year 2014, and the first quarter of fiscal year 2015, respectively, partially offset by decreases due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	Percentage Change	August 31, 2015	August 31, 2014	Percentage Change
Gross profit	$79,505	$71,413	11%	$216,331	$211,519	2%
As a percentage of total revenue	84%	90%		81%	90%

Our gross profit increased $8.1 million, or 11%, in the third quarter of fiscal year 2015 as compared to the same quarter last year and increased $4.8 million, or 2%, in the first nine months of fiscal year 2015 as compared to the same period last year. Our gross profit as a percentage of total revenue decreased from 90% to 84% and 90% to 81% in the third quarter and first nine months of fiscal year 2015, respectively, compared to the same periods of fiscal year 2014. The increase is primarily due to an increase in revenue as described above, partially offset by the increase of cost of maintenance and services, mainly due to the impact of the BravePoint acquisition, and the increase of amortization of acquired intangible assets. In addition, as a result of acquisition accounting, the deferred revenue balance acquired from Telerik in the first quarter of fiscal year 2015 was significantly reduced to reflect its fair value as of the acquisition date. However, we are still incurring the associated costs to fulfill the acquired deferred revenue, which are reflected in our consolidated statement of operations. As a result, our expenses as a percentage of total revenue are higher than we expect they will be in future periods once this acquired deferred revenue balance is recognized.

Sales and Marketing

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	Percentage Change	August 31, 2015	August 31, 2014	Percentage Change
Sales and marketing	$30,004	$22,477	33%	$92,607	$71,425	30%
As a percentage of total revenue	32%	28%		35%	30%

Sales and marketing expenses increased $7.5 million, or 33%, in the third quarter of fiscal year 2015 as compared to the same quarter last year, and increased as a percentage of total revenue from 28% to 32%. Sales and marketing expenses increased $21.2 million, or 30%, in the first nine months of fiscal year 2015 as compared to the same period last year, and increased as a percentage of total revenue from 30% to 35%. The increase in both periods was primarily due to higher compensation-related costs in the sales function as a result of headcount increases primarily due to the impact of the Telerik and BravePoint acquisitions during the first quarter of fiscal year 2015 and the fourth quarter of fiscal year 2014, respectively. Marketing expenses were higher primarily due to the impact of the Telerik acquisition.

Product Development

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	Percentage Change	August 31, 2015	August 31, 2014	Percentage Change
Product development costs	$20,701	$16,045	29%	$66,858	$48,576	38%
Capitalized product development costs	(279)	(1,070)	(74)%	(1,325)	(3,008)	(56)%
Total product development expense	$20,422	$14,975	36%	$65,533	$45,568	44%
As a percentage of total revenue	22%	19%		25%	19%

Product development expenses increased $5.5 million, or 36%, in the third quarter of fiscal year 2015 as compared to the same quarter last year, and increased as a percentage of revenue from 19% to 22%. Product development expenses increased $20.0 million, or 44%, in the first nine months of fiscal year 2015 as compared to the same period last year, and increased as a percentage of revenue from 19% to 25%. The increase in both periods was primarily due to higher compensation-related costs in the product development function as a result of headcount increases due to the impact of the Telerik acquisition during the first quarter of fiscal year 2015. Capitalized product development costs decreased by 74% and 56% during the three and nine months ended August 31, 2015 as compared to the same periods last year as a result of our decision to replace our internally developed cloud-based mobile application development technology with technology acquired in connection with the acquisition of Telerik.

General and Administrative

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	Percentage Change	August 31, 2015	August 31, 2014	Percentage Change
General and administrative	$14,076	$12,162	16%	$42,065	$35,236	19%
As a percentage of total revenue	15%	15%		16%	15%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased $1.9 million, or 16%, in the third quarter of fiscal year 2015 as compared to the same quarter in the prior year, and remained flat as a percentage of revenue. General and administrative expenses increased $6.8 million, or 19%, in the first nine months of fiscal year 2015 as compared to the same period in the prior year, and increased as a percentage of revenue from 15% to 16%. The increase was primarily due to higher compensation-related costs in the general and administrative function as a result of headcount increases due to the impact of the Telerik acquisition during the first quarter of fiscal year 2015 and the BravePoint acquisition during the fourth quarter of fiscal year 2014.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	Percentage Change	August 31, 2015	August 31, 2014	Percentage Change
Amortization of acquired intangibles	$3,186	$116	2,647%	$9,559	$428	2,133%
As a percentage of total revenue	3%	—%		4%	—%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased $3.1 million in the third quarter of fiscal year 2015 as compared to the same quarter last year and increased $9.1 million in the first nine months of fiscal year 2015 as compared to the same period in the prior year. The increase was due to amortization of intangible assets acquired with the Modulus, BravePoint and Telerik acquisitions, which were completed in the second quarter of fiscal year 2014, the fourth quarter of fiscal year 2014, and the first quarter of fiscal year 2015, respectively, partially offset by decreases due to the completion of amortization of certain intangible assets acquired in prior years.

Restructuring Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	Percentage Change	August 31, 2015	August 31, 2014	Percentage Change
Restructuring expenses	$2,561	$1,680	52%	$8,715	$2,001	336%
As a percentage of total revenue	3%	2%		3%	1%

Restructuring expenses recorded in the third quarter and first nine months of fiscal year 2015 relate to the restructuring activities occurring in fiscal years 2015, 2014, 2013 and 2012. See Note 11 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	Percentage Change	August 31, 2015	August 31, 2014	Percentage Change
Acquisition-related expenses	$662	$572	16%	$3,180	$3,148	1%
As a percentage of total revenue	1%	1%		1%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, including earn-out payments treated as compensation expense. Acquisition-related expenses remained relatively flat in the third quarter and first nine months of fiscal year 2015 compared to the same periods last year. See Note 6 to the condensed consolidated financial statements for additional details.

Income (Loss) From Operations

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	Percentage Change	August 31, 2015	August 31, 2014	Percentage Change
Income (loss) from operations	$8,594	$19,431	(56)%	$(5,328)	$53,713	(110)%
As a percentage of total revenue	9%	24%		(3)%	23%

Income from operations decreased $10.8 million, or 56%, in the third quarter of fiscal year 2015 as compared to the same quarter last year. Income from operations decreased $59.0 million, or 110%, in the first nine months of fiscal year 2015 as compared to the same period last year. As discussed above, the decrease in both periods was primarily the result of higher expenses resulting from acquisitions, partially offset by higher revenue during the third quarter and first nine months of fiscal year 2015 compared to the same periods last year.

Income (Loss) from Operations by Segment

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	Percentage Change	August 31, 2015	August 31, 2014	Percentage Change
OpenEdge segment	$54,848	$56,323	(3)%	$158,246	$163,003	(3)%
Data Connectivity and Integration segment	5,101	4,660	9%	13,106	14,308	(8)%
Application Development and Deployment segment	3,025	(2,194)	238%	(2,777)	(5,117)	46%
Other unallocated expenses	(54,380)	(39,358)	(38)%	(173,903)	(118,481)	(47)%
Income (loss) from operations	$8,594	$19,431	(56)%	$(5,328)	$53,713	(110)%

Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, general and administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition-related expenses.

Other (Expense) Income

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	Percentage Change	August 31, 2015	August 31, 2014	Percentage Change
Interest expense	$(987)	$(122)	(709)%	$(2,808)	$(430)	(553)%
Interest income and other, net	450	(1,800)	125%	1,153	(383)	401%
Foreign currency gain (loss), net	(628)	(535)	(17)%	397	(1,768)	122%
Total other (expense) income, net	$(1,165)	$(2,457)	53%	$(1,258)	$(2,581)	51%
As a percentage of total revenue	(1)%	(3)%		—%	(1)%

Total other expense decreased $1.3 million in both the third quarter and first nine months of fiscal year 2015 as compared to the same periods last year. The decrease in both periods is primarily due to the realized loss of $2.6 million resulting from the sale of our auction rate securities, which is included in interest income and other, net for the three and nine months ended August 31, 2014 and did not reoccur during the same periods in the current year, partially offset by the increase in interest expense due to the new credit facility, as well as the decrease in foreign currency losses during the nine months ended August 31, 2015. The change in foreign currency gains/losses is a result of movements in exchange rates and the impact in the third quarter and first nine months of fiscal year 2015 on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	Percentage Change	August 31, 2015	August 31, 2014	Percentage Change
Provision (Benefit) for income taxes	$11,555	$5,879	97%	$(7,256)	$16,138	(145)%
As a percentage of total revenue	12%	7%		(3)%	7%

Our effective tax rate was 156% in the third quarter of fiscal year 2015 compared to 35% in the third quarter of fiscal year 2014, and 110% in the first nine months of fiscal year 2015 compared to 32% in the same period last year. The increase in the effective rate is primarily due to the jurisdictional mix of profits as a result of the acquisition of Telerik, where substantial losses are being incurred in Bulgaria and tax effected at a 10% statutory rate and other jurisdictions’ earnings, primarily in the

United States, are being taxed at higher rates. The loss in Bulgaria is primarily due to amortization expense and other purchase accounting adjustments related to the Telerik acquisition. Absent these purchase accounting adjustments we expect Telerik to be profitable for fiscal year 2015. Deferred tax liabilities have been established in purchase accounting for the tax effect of the Telerik amortization expense and other purchase accounting adjustments.

Net (Loss) Income

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014	Percentage Change	August 31, 2015	August 31, 2014	Percentage Change
Net (loss) income	$(4,126)	$11,095	(137)%	$670	$34,994	(98)%
As a percentage of total revenue	(4)%	14%		—%	15%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	August 31, 2015	November 30, 2014
Cash and cash equivalents	$189,113	$263,082
Short-term investments	29,191	20,186
Total cash, cash equivalents and short-term investments	$218,304	$283,268

The decrease in cash, cash equivalents and short-term investments of $65.0 million from the end of fiscal year 2014 was primarily due to the purchase of Telerik for cash consideration of $246.3 million, which is net of cash acquired, and repurchases of our common stock of $32.9 million, offset by cash inflows from operations of $77.2 million and net proceeds of $142.6 million from the issuance of debt. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of August 31, 2015, $77.2 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. This amount is considered to be permanently reinvested; as such, it is not available to fund our domestic operations. If we were to repatriate these funds, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

Share Repurchase Program

In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. During the first nine months of fiscal year 2015, we repurchased 1.3 million shares of our common stock for $32.9 million, with $14.5 million remaining under the current authorization.

In September 2015, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $114.5 million. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

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

As part of the 2014 restructuring, for the nine months ended August 31, 2015, we incurred expenses of $1.3 million, which are related to employee costs, including severance, health benefits, and outplacement services, but excluding stock-based compensation, and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2014 restructuring. Cash disbursements for expenses incurred to date under the 2014 restructuring are expected to be made through the first quarter of fiscal year 2016.

During the first quarter of fiscal year 2015, we restructured our operations in connection with the acquisition of Telerik. This restructuring resulted in a reduction in redundant positions primarily within the administrative functions. This restructuring also resulted in the closing of two facilities as well as asset impairment charges for assets no longer deployed as a result of the acquisition. During the second and third quarters of fiscal year 2015, we incurred additional costs with respect to the 2015 restructuring, including reduction in redundant positions primarily within the product development function, as well as an impairment charge discussed below.

During the second quarter of fiscal year 2015, we decided to replace our existing cloud-based mobile application development technology with technology acquired in connection with the acquisition of Telerik. Accordingly, we evaluated the ongoing value of the assets associated with this prior mobile technology and, based on this evaluation, we determined that the long-lived assets with a carrying amount of $4.0 million were no longer recoverable, and were in fact impaired, and we wrote them down to their estimated fair value of $0.1 million.

As part of the 2015 restructuring, for the nine months ended August 31, 2015, we incurred expenses of $7.4 million, which includes the impairment charge discussed above. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. As we continue to evaluate the combined entities, we may incur additional costs with respect to the 2015 restructuring, which could be significant, including excess facilities and other costs as well as asset impairment charges for assets no longer deployed as a result of the acquisition.

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

Interest rates for the term loan and revolving credit facility are determined at our option and would range from 1.50% to 2.25% above the Eurodollar rate for Eurodollar-based borrowings or would range from 0.50% to 1.25% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio.  Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates for those currencies, based on our leverage ratio.  A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.25% to 0.40% per annum, based upon our leverage ratio. The average interest rate of the credit facility during the fiscal quarter ended August 31, 2015 was 1.96%.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full.  The revolving credit facility does not require amortization of principal.  The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ending February 28, 2015.  The first eight payments are in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date.  The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of August 31, 2015, the outstanding balance of the term loan was $144.4 million, with $7.5 million due in the next 12 months.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. As of August 31, 2015, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these covenants as of August 31, 2015.

Cash Flows from Operating Activities

	Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014
Net income	$670	$34,994
Non-cash reconciling items included in net income	30,622	31,411
Changes in operating assets and liabilities	45,896	2,064
Net cash flows from operating activities	$77,188	$68,469

The increase in cash generated from operations in the first nine months of fiscal year 2015 as compared to the first nine months of fiscal year 2014 was primarily due to changes in operating assets and liabilities. Our gross accounts receivable as of August 31, 2015 decreased by $8.5 million from the end of fiscal year 2014, which is primarily due to greater collections than billings during the period. Days sales outstanding (DSO) in accounts receivable was 54 days compared to 63 days at the end of fiscal year 2014. In addition, our total deferred revenue as of August 31, 2015 increased by $34.8 million from the end of fiscal year 2014 due to the acquisition of Telerik at the beginning of the year.

Cash Flows from Investing Activities

	Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014
Net investment activity	$(9,632)	$39,231
Purchases of property and equipment	(6,079)	(7,183)
Capitalized software development costs	(1,661)	(3,008)
Payments for acquisitions, net of cash acquired	(246,275)	(12,493)
Proceeds from divestitures, net	4,500	3,300
Other investing activities	—	144
Net cash flows used in investing activities	$(259,147)	$19,991

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In addition, we purchased $6.1 million of property and equipment in the first nine months of fiscal year 2015, as compared to $7.2 million in the first nine months of fiscal year 2014. Most significantly, however, we acquired Telerik during the first quarter of fiscal year 2015 for a net cash amount of $246.3 million, compared to the acquisition of Modulus during the second quarter of fiscal year 2014 for a net cash amount of $12.5 million.

Cash Flows from Financing Activities

	Nine Months Ended
(In thousands)	August 31, 2015	August 31, 2014
Proceeds from stock-based compensation plans	$10,459	$10,714
Repurchases of common stock	(32,868)	(52,604)
Net proceeds from the issuance of debt	142,588	—
Other financing activities	(1,952)	(2,917)
Net cash flows used in financing activities	$118,227	$(44,807)

During the first nine months of fiscal year 2015, we received net proceeds of $142.6 million from the issuance of debt. We also received $10.5 million in the first nine months of fiscal year 2015 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $10.7 million in the first nine months of fiscal year 2014. In addition, in the first nine months of fiscal year 2015, we repurchased $32.9 million of our common stock under our share repurchase plan compared to $52.6 million in the same period of the prior year.

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

Revenue Backlog

(In thousands)	August 31, 2015	August 31, 2014
Deferred revenue, primarily related to unexpired maintenance and support contracts (1)	$130,996	$95,279
Multi-year licensing arrangements (2)	22,791	8,474
Total revenue backlog	$153,787	$103,753

(1)	The increase in deferred revenue compared to the prior year is directly a result of the acquisition of Telerik in the first quarter of fiscal year 2015.

(2)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $19.8 million of the multi-year licensing arrangements as of August 31, 2015 relate to DataDirect OEM arrangements, while the remaining amount relates to arrangements in our OpenEdge business unit.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the new effective date for the Company will be December 1, 2018. This update could impact the timing and amounts of revenue recognized. Management is currently assessing the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of fiscal year 2015, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2014 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended August 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the third quarter of fiscal year 2015 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)(2)
June 2015	—	$—	—	$14,527
July 2015	—	—	—	14,527
August 2015	—	—	—	14,527
Total	—	$—	—	$14,527

(1)
In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. Under this authorization, we repurchased 1.3 million shares for $32.9 million during the first nine months of fiscal year 2015.

(2)
In September 2015, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $114.5 million. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

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

101***
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended August 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2015 and November 30, 2014; (ii) Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2015 and August 31, 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2015 and August 31, 2014; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2015 and August 31, 2014; and (v) Notes to Condensed Consolidated Financial Statements.

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

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	October 7, 2015	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 7, 2015	/s/ CHRIS E. PERKINS
Chris E. Perkins
Senior Vice President, Finance and Administration and Chief Financial Officer
(Principal Financial Officer)

Dated:	October 7, 2015	/s/ PAUL A. JALBERT
Paul A. Jalbert
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)