Form 10-K
period 2015-11-30
PROGRESS SOFTWARE CORP /MA
filed 2016-01-29
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2015
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
Yes  ☐    No  ☒

As of May 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,292,000,000.

As of January 20, 2016, there were 50,906,000 common shares outstanding.

Documents Incorporated By Reference
Portions of the definitive Proxy Statement in connection with the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2015

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

PART I

Item 1. Business

Overview

We are a global software company that simplifies the development, deployment and management of business applications on premise or in the cloud, on any platform or device, to any data source, with enhanced performance, minimal IT complexity and low total cost of ownership. Our comprehensive portfolio of products provides leading solutions for rapid application development, broad data integration and efficient data analysis. Our solutions are used across a variety of industries.

Our products are generally sold as perpetual licenses, but certain products also use term licensing models and our cloud-based offerings use a subscription based model. More than half of our worldwide license revenue is realized through relationships with indirect channel partners, principally application partners and original equipment manufacturers (OEMs). Application partners are independent software vendors (ISVs) that develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. OEMs are companies that embed our products into their own software products or devices.

We operate in North America and Latin America (the Americas); Europe, the Middle East and Africa (EMEA); and the Asia Pacific region, through local subsidiaries as well as independent distributors.

Fiscal Year 2015 Highlights

Telerik Acquisition

In December 2014, we acquired Telerik AD (Telerik), a leading provider of application development tools. Telerik enables its 1.7 million strong developer community to create compelling user experiences across cloud, web, mobile and desktop applications. Through this acquisition, we now provide comprehensive cloud and on-premise platform offerings that enable developers to rapidly create beautiful applications, driven by data for any web, desktop or mobile platform.

Organizational Restructuring

In July 2015, Jerry Rulli, President of the OpenEdge Business Unit, became our Chief Operating Officer. In October 2015, we made changes to our operations to enhance integration and collaboration across our product divisions in order to address expanding market opportunities around customer experiences and to further advance our growth strategy. The organizational changes were designed to align our company’s operations around a cohesive, audience-centered approach and a strategic product management organization.

As part of these organizational changes, we eliminated the role of Business Unit Presidents. In place of the Business Unit Presidents, we unified our product management and product marketing functions under a Chief Product Officer and named Michael Benedict, previously President of the Data Connectivity and Integration Business Segment, as Chief Product Officer. As Chief Product Officer, Benedict is responsible for product marketing and product management across our Application Development and Deployment, Data Connectivity and Integration, and OpenEdge Business Segments. The Chief Product Office works with product teams across our company to define our product roadmap, establish go-to-market initiatives and ensure seamless integration across our product portfolio toward delivering an optimal, cohesive customer experience. We retained our business unit focus within the Chief Product Officer organization, with dedicated product teams for each business segment, each under the leadership of a general manager reporting directly to Benedict.

In order to ensure tighter integration between the company’s product management, marketing and development functions, we also realigned corporate marketing and engineering and development to report to Rulli. Our sales resources report directly into the company’s geographic regions under Rulli, while retaining the dedicated business segment sales teams for each of the products.

Share Repurchase Authorization

In fiscal year 2015, we repurchased and retired 1.3 million shares of common stock for $32.9 million under our 2014 share repurchase program, leaving $14.5 million remaining under this program. In September 2015, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $114.5 million.

New Credit Facility

In December 2014, we entered into a new $300 million term and revolving credit facility with JPMorgan Chase Bank, N.A. and a syndicate of other lenders. This new credit facility replaced our prior $150 million revolving credit facility. We used the $150 million term loan to finance a portion of the Telerik acquisition.

Our Business Segments

OpenEdge Business Segment

The OpenEdge business segment drives growth within OpenEdge’s large, diverse partner base by providing the product enhancements and marketing support these partners need to sell more of their existing solutions to their customers. The OpenEdge business segment is also focused on providing partners and direct end users with a clear path to develop and integrate cloud-based applications in the future. With an enhanced services organization bolstered by the October 2014 acquisition of BravePoint, we help partners and customers leverage their core assets and develop strategies that protect current investments, while addressing changing business requirements.

The solutions within the OpenEdge Business Segment include:

Progress OpenEdge

Progress OpenEdge is development software for building dynamic multi-language applications for secure deployment across any platform, any mobile device, and any cloud. OpenEdge provides a unified environment comprising development tools, application servers, application management tools, an embedded relational database management system, and the capability to connect and integrate with other applications and data sources independently or with other Progress products.

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

Data Connectivity and Integration Business Segment

The Data Connectivity and Integration Business Segment (DCI) is focused on the growth of our data assets, including the data integration components of our cloud offerings. Data is at the core of every application, and with the exponential growth in the number and volume of data sources, this business segment addresses the increasingly complex challenges that organizations have in accessing and integrating that data.

The solutions within the DCI Business Segment include:

Progress DataDirect Connect

Progress DataDirect Connect software provides data connectivity using industry-standard interfaces to connect applications running on various platforms to any major database, for both corporate IT organizations and software vendors. With software components embedded in the products of over 350 software companies and in the applications of thousands of large enterprises, the DataDirect Connect product set is a global leader in the data connectivity market. The primary products, in addition to other drivers we have developed, are ODBC drivers, JDBC drivers and ADO.NET providers. They provide the capability to connect and integrate with other applications and data sources independently or with our cloud-based offerings.

Progress DataDirect Cloud

Progress DataDirect Cloud is a software-as-a-service (SaaS) based connection management service that simplifies SQL access to a broad spectrum of cloud-based data sources through a single standards-based interface. The DataDirect Cloud service executes SQL queries against the appropriate cloud data source, managing all of the complexity, API’s, and versioning for the host application. In addition to integrating with our other cloud-based offerings, it provides the capability to connect and integrate with other applications and data sources independently.

Application Development and Deployment Business Segment

The Application Development and Deployment (AppDev) business segment is focused on generating net new customers of our application development assets, including our cloud-based offerings and the products and solutions we acquired from Telerik. This business segment has the focus and agility of a start-up, able to react quickly to changes in this rapidly-evolving market. Having a team solely focused on this market enables us to rapidly meet the demands of developers who are seeking to increase their productivity and move toward the cloud.

The solutions within the AppDev Business Segment include:

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

Telerik ALM

Telerik ALM is an application lifecycle management suite for testing web, mobile and desktop applications that covers the process from idea to deployment. The principal product that makes up Telerik ALM is Telerik Test Studio.

Telerik Sitefinity

Telerik Sifefinity is a next-generation web content management and customer analytics platform for managing and optimizing digital experiences. Telerik Sitefinity combines superior end-user experience with high level of customization capabilities for developers.

Progress Rollbase

Progress Rollbase is application development software that allows rapid creation of SaaS business applications using point & click, drag & drop tools in a standard web browser with a minimal amount of code. Progress Rollbase applications can be deployed in any cloud or on-premise infrastructure.

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

As of November 30, 2015, we have four primary development offices in North America, two primary development offices in EMEA and one primary development office in India. We spent $88.3 million, $63.1 million, and $58.2 million in fiscal years 2015, 2014 and 2013, respectively, on product development, including capitalized software development costs.

Customers

We market our products globally through several channels: directly to end-users and indirectly to application partners (or ISVs), OEMs, and system integrators. Sales of our solutions and products through our direct sales force have historically been to business managers or IT managers in corporations and governmental agencies. For sales of the solutions within our AppDev business segment, we principally target developers who create business applications, from individuals to teams, within enterprises of all sizes.

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

Sales and Marketing

We sell our products and solutions through our direct sales force and indirect channel partners. We have sold our products and solutions to enterprises in over 180 countries. Our sales and field marketing groups are organized by business segment and secondarily by region. We operate by region in North America, Latin America, EMEA and Asia Pacific. We believe this structure allows us to maintain direct contact with our customers and support their diverse market requirements. Our international operations provide focused local sales, support and marketing efforts and are able to respond directly to changes in local conditions.

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

Our sales and marketing efforts with respect to the solutions within our Application Development and Deployment business segment differ from our traditional sales and marketing efforts because the target markets are different. For the products in our AppDev business segment, we have designed our marketing and sales model to be efficient for high volumes of lower-price transactions. Our marketing efforts focus on driving traffic to our websites and on generating high quality sales leads, in many cases, consisting of developer end users who download a free evaluation of our software. Our sales efforts then focus on converting these leads into paying customers through a high volume, short duration, sales process. Of particular importance to our target market, we enable our customers to buy our products in a manner convenient to them, whether by purchase order, online with a credit card or through our channel partners.

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

In 2014, we significantly bolstered our professional services capabilities by acquiring BravePoint, a leading provider of consulting, training and application development services. This acquisition enhanced our ability to quickly enable our partners and customers to take greater advantage of new technologies. With the acquisition of BravePoint, our services offerings include: application modernization; data management, managed database services; performance enhancements and tuning; and analytics/business intelligence. In 2016, we expect to expand our professional services capabilities in support of the products and solutions within our AppDev business segment.

Competition

The computer software industry is intensely competitive. We experience significant competition from a variety of sources with respect to all of our products. Factors affecting competition in the markets we serve include product performance in complex applications, application solutions, vendor experience, ease of integration, price, training and support.

We compete in various markets with a number of entities, such as salesforce.com, Inc., Amazon.com, Inc., Software AG, RedHat, Inc., Pivotal Software, Inc., Microsoft Corporation, Oracle Corporation and other smaller firms. Many of these vendors offer platform-as-a-service (PaaS), application development, data integration and other tools in conjunction with their CRM, web services, operating systems and relational database management systems. We believe that IBM Corporation, Microsoft Corporation and Oracle Corporation currently dominate the relational database market. We do not believe that there is a dominant vendor in the other infrastructure software markets, including application development. Some of our competitors have greater financial, marketing or technical resources than we have and/or may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our revenue and market presence.

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

Business Segment and Geographical Information

Effective September 1, 2014, we began operating as three distinct business segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment and began segment reporting for our three business segments beginning in the fourth fiscal quarter of 2014. The organizational changes we made in October 2015 did not necessitate further changes in our segment reporting. For additional information on business segments as well as geographical financial information, see Note 17 to our Consolidated Financial Statements in Item 8 of this Form 10-K.

Employees

As of November 30, 2015, we had 1,766 employees worldwide, including 501 in sales and marketing, 243 in customer support and services, 781 in product development and 241 in administration. None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in those jurisdictions. We have experienced no work stoppages and believe our relations with employees are good.

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

Our Code of Conduct is also available on our website. Additional information about this code and amendments and waivers thereto can be found below in Part III, Item 10 of this Form 10-K.

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

•
a high percentage of our revenue is generated in the third month of each fiscal quarter and any failure to receive, complete or process orders at the end of any quarter could cause us to fall short of our revenue targets;

•	budgeting cycles of customers;

•	mix of distribution channels;

•	mix of products and services sold;

•	mix of international and North American revenues;

•	fluctuations in currency exchange rates;

•	changes in the level of operating expenses;

•	the amount of our stock-based compensation;

•	changes in management;

•	restructuring programs;

•	changes in our sales force;

•	completion or announcement of acquisitions by us or our competitors;

•	customer order deferrals in anticipation of new products announced by us or our competitors; and

•	general economic conditions in regions in which we conduct business.

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

Weakness in the U.S. and international economies may result in fewer sales of our products and may otherwise harm our business. We are subject to the risks arising from adverse changes in global economic conditions, especially those in the U.S., Europe and Latin America. The past five years have been characterized by weak global economic conditions, tightening of credit markets and instability in the financial markets. If these conditions continue or worsen, customers may delay, reduce or forego technology purchases, both directly and through our application partners and OEMs. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations, financial condition or cash flows.

Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. Approximately 45% of our total revenue is generated from sales outside North America. Political and/or financial instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely impact our business. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results.

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

Fluctuations in foreign currency exchange rates could have an adverse impact on our financial condition and results of operations. Changes in the value of foreign currencies relative to the U.S. dollar has adversely affected our results of operations and financial position. For example, during the second half of 2014 and early 2015, the value of the U.S. dollar strengthened in comparison to certain foreign currencies, including in Europe, Brazil and Australia. As approximately 35% of our revenue is denominated in foreign currency, our fiscal year 2015 revenue results were impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

We seek to reduce our exposure to fluctuations in exchange rates by entering into foreign exchange forward contracts to hedge certain actual and forecasted transactions of selected currencies (mainly in Europe, Brazil, India and Australia). Our currency hedging transactions may not be effective in reducing any adverse impact of fluctuations in foreign currency exchange rates. Further, the imposition of exchange or price controls or other restrictions on the conversion of foreign currencies could have a material adverse effect on our business.

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

The increased emphasis on a cloud strategy may give rise to risks that could harm our business. We are devoting significant resources to the development of cloud-based technologies and service offerings where we have a limited operating history. Our cloud strategy requires continued investment in product development and cloud operations as well as a change in the way we price and deliver our products. Many of our competitors may have advantages over us due to their larger presence, larger developer network, deeper experience in the cloud-based computing market, and greater sales and marketing resources. It is uncertain whether these strategies will prove successful or whether we will be able to develop the infrastructure and business models more quickly than our competitors. Our cloud strategy may give rise to a number of risks, including the following:

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

We may make additional acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition, results of operations or cash flows. We may make acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Any acquisitions that we do complete involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. In addition, an acquisition may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected or we may overpay for, or otherwise not realize the expected return on, our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill. These factors could have a material adverse effect on our business, financial condition, operating results and cash flows. The consideration we pay for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

We are investing significantly in development, sales and marketing resources in furtherance of our cloud-based offerings, and we may experience decreased profitability or losses if our cloud-based offerings do not gain market acceptance. We are increasing our investment in development, sales and marketing resources in furtherance of our cloud-based offerings. These investments have resulted in increased costs. If demand for our cloud-based offerings does not materialize or increase, we could experience decreased profitability or losses as a result of these increased costs.

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

Privacy concerns and laws, evolving regulation of cloud computing, cross-border data transfer restrictions and other domestic or foreign regulations may limit the use and adoption of our products and solutions and adversely affect our business. Regulation related to the provision of services on the Internet is increasing, as federal, state and foreign governments continue to adopt new laws and regulations addressing data privacy and the collection, processing, storage and use of personal information. In some cases, foreign data privacy laws and regulations, such as the European Union’s Data Protection Directive, and the country-specific laws and regulations that implement that directive, also govern the processing of personal information. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are subject to new and differing interpretations and may be inconsistent among jurisdictions.  These and other requirements could reduce demand for our products and solutions or restrict our ability to store and process data or, in some cases, impact our ability to offer our products and solutions in certain locations or our customers' ability to deploy our solutions globally.

For example, the European Court of Justice recently invalidated the U.S.-EU Safe Harbor framework that had been in place since 2000, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area to the United States. While other adequate legal mechanisms to lawfully transfer such data remain, the invalidation of the U.S.-EU Safe Harbor framework may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfer for us and our customers. The costs of compliance with and other burdens imposed by laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business.

Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data necessary to allow our customers to use our products and solutions effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or solutions, and could limit adoption of our cloud-based solutions.

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

We are required to comply with certain financial and operating covenants under our credit facility and to make scheduled debt payments as they become due; any failure to comply with those covenants or to make scheduled payments could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility. In December 2014, we entered into a new credit facility, which consists of a $150 million term loan and a $150 million revolving loan (and may be increased by an additional $75 million in the form of revolving loans or term loans, or a combination thereof if the existing or additional lenders are willing to make such increased commitments). This new facility matures in December 2019, at which time any amounts outstanding will be due and payable in full. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions and share repurchases.

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

	Fiscal Year Ended
	November 30, 2015		November 30, 2014
	High	Low	High	Low
First quarter	$27.79	$23.58	$26.75	$22.81
Second quarter	$27.80	$25.32	$25.47	$20.06
Third quarter	$30.57	$25.69	$24.88	$20.92
Fourth quarter	$27.44	$21.94	$27.43	$22.27

We have not declared or paid cash dividends on our common stock and we do not plan to pay cash dividends to our shareholders in the near future. As of December 31, 2015, our common stock was held by approximately 181 shareholders of record.

In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. In fiscal year 2014, we repurchased and retired 2.3 million shares of our common stock for $52.6 million. In fiscal year 2015, under the same authorization, we repurchased and retired 1.3 million shares for $32.9 million, leaving $14.5 million remaining under the authorization.

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

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for each of the last five fiscal years ended November 30, 2015, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

Comparison of 5 Year Cumulative Total Return(1)
Among Progress Software Corporation, the NASDAQ Composite Index and the
NASDAQ Computer Index

(1) $100 invested on November 30, 2010 in stock or index, including reinvestment of dividends.

November 30,	2010	2011	2012	2013	2014	2015
Progress Software Corporation	$100.00	$79.32	$78.31	$101.99	$101.48	$93.42
NASDAQ Composite	100.00	104.89	120.49	161.93	189.23	204.49
NASDAQ Computer	100.00	108.05	121.14	152.71	192.71	208.40

Item 6. Selected Financial Data

The following table sets forth selected financial data for the last five fiscal years (in thousands, except per share data):

Year Ended November 30,	2015	2014	2013	2012	2011
Revenue	$377,554	$332,533	$333,996	$317,612	$333,610
Income from operations	14,754	80,740	63,740	67,789	108,712
(Loss) income from continuing operations	(8,801)	49,458	39,777	44,954	71,389
Net (loss) income	(8,801)	49,458	74,907	47,444	59,629
Basic (loss) earnings per share from continuing operations	(0.17)	0.97	0.73	0.71	1.09
Diluted (loss) earnings per share from continuing operations	(0.17)	0.96	0.72	0.71	1.06
Cash, cash equivalents and short-term investments	241,279	283,268	231,440	355,217	261,416
Total assets	877,123	702,756	682,187	884,977	864,263
Long-term debt, including current portion	144,375	—	—	—	357
Shareholders’ equity	522,464	543,245	513,654	638,399	625,110

Fiscal year 2015 amounts have been impacted by the acquisition of Telerik AD. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details. We also entered into a credit agreement during fiscal year 2015 to partially fund our acquisition of Telerik AD. Refer to Note 9 to the Consolidated Financial Statements for additional details.

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

Overview

We are a global software company that simplifies the development, deployment and management of business applications on premise or in the cloud, on any platform or device, to any data source, with enhanced performance, minimal IT complexity and low total cost of ownership. Our comprehensive portfolio of products provides leading solutions for rapid application development, broad data integration and efficient data analysis. Our solutions are used across a variety of industries.

At the beginning of fiscal year 2015, we acquired Telerik AD, a leading provider of application development tools. Telerik enables its 1.7 million strong developer community to create compelling user experiences across cloud, web, mobile and desktop applications. Through this acquisition, we provide comprehensive cloud and on-premise platform offerings that enable developers to rapidly create applications, driven by data for any web, desktop or mobile platform.

The revenue of Telerik is being recognized ratably over the maintenance period, which is generally one year, as vendor specific objective evidence (or VSOE) of fair value cannot be established for such maintenance. As a result of acquisition accounting, the acquired deferred revenue balance was significantly reduced to reflect its fair value as of the acquisition date. However, we are still incurring the associated costs to fulfill the acquired deferred revenue, which are reflected in our consolidated statement of operations. As a result, our expenses as a percentage of total revenue are higher than we expect they will be in future periods once this acquired deferred revenue balance is recognized.

Effective September 1, 2014, we began operating as three distinct segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment, each with dedicated sales, product management and product marketing functions. As a result of these changes, we began segment reporting for our three segments beginning in the fourth fiscal quarter of 2014. The organizational changes we made in October 2015 did not necessitate further changes in our segment reporting. The segment information for the prior periods presented has been restated to reflect the change in our reportable segments.

In fiscal year 2015, we repurchased and retired 1.3 million shares for $32.9 million under our fiscal year 2014 share repurchase authorization, leaving $14.5 million remaining under the authorization. In September 2015, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $114.5 million. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. Beginning in the fourth quarter of 2014, the value of the U.S. dollar strengthened in comparison to certain foreign currencies, including in Europe, Brazil and Australia, and continued to strengthen during the first half of 2015. Since approximately 35% of our revenue is denominated in foreign currency, our revenue results have been negatively impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

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

Results of Operations

Fiscal Year 2015 Compared to Fiscal Year 2014

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2015	November 30, 2014	As Reported	Constant Currency
Revenue	$377,554	$332,533	14%	21%

Total revenue increased $45.0 million, or 14%, in fiscal year 2015 as compared to fiscal year 2014. Revenue would have increased by 21% if exchange rates had been constant in fiscal year 2015 as compared to exchange rates in fiscal year 2014. The increase in revenue in fiscal year 2015 was a result of an increase in both license and maintenance and services revenue, primarily due to the impact of our acquisitions of Telerik in December 2014 and BravePoint during the fourth fiscal quarter of 2014. Changes in prices from fiscal year 2014 to fiscal year 2015 did not have a significant impact on our revenue.

License Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2015	November 30, 2014	As Reported	Constant Currency
License	$130,250	$117,801	11%	18%
As a percentage of total revenue	34%	35%

Software license revenue increased $12.4 million, or 11%, in fiscal year 2015 as compared to fiscal year 2014. Software license revenue would have increased by 18% if exchange rates had been constant in fiscal year 2015 as compared to exchange rates in effect in fiscal year 2014. The increase in license revenue was primarily in the North America and Asia Pacific regions as a result of incremental license revenue from the acquisition of Telerik. In addition to the incremental license revenue from Telerik, both OpenEdge and the Data Connectivity and Integration business segment showed strong growth in fiscal year 2015 on a constant currency basis, both to partners, as well as to direct end users.

Maintenance and Services Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2015	November 30, 2014	As Reported	Constant Currency
Maintenance	$217,718	$202,496	8%	15%
As a percentage of total revenue	58%	61%
Professional services	$29,586	$12,236	142%	146%
As a percentage of total revenue	8%	4%
Total maintenance and services revenue	$247,304	$214,732	15%	23%
As a percentage of total revenue	66%	65%

Maintenance and services revenue increased $32.6 million in fiscal year 2015 as compared to fiscal year 2014. Maintenance revenue increased 8% and professional services revenue increased 142% compared to the prior year. The increase in maintenance revenue was primarily in the North America region, due in large part to the incremental revenue associated with the Telerik acquisition, as well as our strong OpenEdge maintenance renewal rate of over 90%. The increase in professional services revenue was primarily due to the impact of the BravePoint acquisition.

Revenue by Region

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2015	November 30, 2014	As Reported	Constant Currency
North America	$207,566	$150,716	38%	38%
As a percentage of total revenue	55%	45%
EMEA	$124,171	$131,335	(5)%	7%
As a percentage of total revenue	33%	40%
Latin America	$17,594	$24,917	(29)%	(8)%
As a percentage of total revenue	5%	7%
Asia Pacific	$28,223	$25,565	10%	22%
As a percentage of total revenue	7%	8%

Total revenue generated in North America increased $56.9 million, and total revenue generated outside North America decreased $11.8 million, in fiscal year 2015 as compared to fiscal year 2014. The increase in North America was primarily due to the impact of the Telerik and BravePoint acquisitions. In addition to the incremental revenue from Telerik and BravePoint, the increase in North America was due to strong OpenEdge license sales both to our partners and direct end users, growth in Data Connectivity and Integration license sales to our OEM channel, and strong maintenance renewals.

The decreases in EMEA and Latin America of 5% and 29%, respectively, were primarily due to the impact of the stronger U.S. dollar. If exchange rates had been constant in fiscal year 2015 as compared to exchange rates in effect in fiscal year 2014, revenue generated in EMEA would have increased 7% year over year, while revenue generated in Latin America would have decreased by 8%. The 10% increase in Asia Pacific was primarily due to the impact of the Telerik acquisition and revenue generated in the Asia Pacific region would have increased by 22% if exchange rates had been constant in fiscal year 2015 as compared to exchange rates in effect in fiscal year 2014.

Total revenue generated in markets outside North America represented 45% of total revenue in fiscal year 2015 compared to 55% of total revenue in fiscal year 2014. Total revenue generated in markets outside North America would have represented 48% of total revenue if exchange rates had been constant in fiscal year 2015 as compared to the exchange rates in effect in fiscal year 2014.

Revenue by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
OpenEdge segment	$295,934	$296,721	—%
Data Connectivity and Integration segment	37,926	34,772	9%
Application Development and Deployment segment	43,694	1,040	4,101%
Total revenue	$377,554	$332,533	14%

Revenue in the OpenEdge segment decreased $0.8 million in fiscal year 2015 as compared to fiscal year 2014, due to a decrease in maintenance revenue primarily in the EMEA region as a result of the impact of the stronger U.S. dollar, partially offset by incremental services revenues as a result of the BravePoint acquisition. Revenue in the OpenEdge segment would have increased by 8% if exchange rates had been constant in fiscal year 2015 as compared to exchange rates in effect in fiscal year 2014. Data Connectivity and Integration revenue increased $3.2 million, or 9%, in fiscal year 2015 as compared to fiscal year 2014. Application Development revenue increased $42.7 million year over year as a result of the impact of the Telerik acquisition.

Cost of Software Licenses

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
Cost of software licenses	$5,979	$6,396	(7)%
As a percentage of software license revenue	5%	5%
As a percentage of total revenue	2%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses decreased $0.4 million, or 7%, in fiscal year 2015 as compared to fiscal year 2014, and remained flat as a percentage of software license revenue. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
Cost of maintenance and services	$40,933	$24,864	65%
As a percentage of maintenance and services revenue	17%	12%
As a percentage of total revenue	11%	7%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services increased $16.1 million, or 65%, in fiscal year 2015 as compared to fiscal year 2014, and increased as a percentage of maintenance and services revenue from 12% to 17%. The increase in cost of maintenance and services is primarily due to the impact of the Telerik and BravePoint acquisitions. With respect to the acquisition of Telerik, as a result of acquisition accounting, the acquired deferred revenue balance was significantly reduced to reflect its fair value as of the acquisition date. However, we are still incurring the associated costs to fulfill the acquired deferred revenue, which primarily relate to cost of maintenance and services. As a result, our expenses as a percentage of total revenue are higher than we expect they will be in future periods once this acquired deferred revenue balance is recognized.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
Amortization of acquired intangibles	$16,830	$2,999	461%
As a percentage of total revenue	4%	1%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles increased $13.8 million, or 461%, in fiscal year 2015 as compared to fiscal year 2014. The increase was due to amortization of intangible assets acquired in connection with the Modulus, BravePoint and Telerik acquisitions, partially offset by decreases due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
Gross profit	$313,812	$298,274	5%
As a percentage of total revenue	83%	90%

Our gross profit increased $15.5 million, or 5%, in fiscal year 2015 as compared to fiscal year 2014, and our gross profit as a percentage of total revenue decreased from 90% to 83% year over year. The increase is primarily due to an increase in revenue as described above, partially offset by the increase of cost of maintenance and services, mainly due to the impact of the BravePoint acquisition, and the increase of amortization of acquired intangible assets. In addition, as a result of acquisition accounting, the deferred revenue balance acquired from Telerik was significantly reduced to reflect its fair value as of the acquisition date. However, we are still incurring the associated costs to fulfill the acquired deferred revenue, which are reflected in our consolidated statement of operations. As a result, our expenses as a percentage of total revenue are higher than we expect they will be in future periods once this acquired deferred revenue balance is recognized.

Sales and Marketing

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
Sales and marketing	$124,867	$101,496	23%
As a percentage of total revenue	33%	31%

Sales and marketing expenses increased $23.4 million, or 23%, in fiscal year 2015 as compared to fiscal year 2014, and increased as a percentage of total revenue from 31% to 33%. The increase in sales expenses was primarily due to higher compensation-related costs in the sales function as a result of headcount increases primarily due to the impact of the Telerik and BravePoint acquisitions, as well as higher commissions expense due to the higher level of license revenue compared to fiscal year 2014. Marketing expenses were higher primarily due to the impact of the Telerik acquisition.

Product Development

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
Product development costs	$88,250	$63,099	40%
Capitalized product development costs	(1,326)	(4,134)	(68)%
Total product development expense	$86,924	$58,965	47%
As a percentage of total revenue	23%	18%

Product development expenses increased $28.0 million, or 47%, in fiscal year 2015 as compared to fiscal year 2014, and increased as a percentage of revenue from 18% to 23%. The increase was primarily due to higher compensation-related costs in the product development function as a result of headcount increases due to the impact of the Telerik acquisition. Capitalized product development costs decreased by 68% as compared to the prior fiscal year as a result of our decision to replace our internally developed cloud-based mobile application development technology with technology acquired as part of Telerik.

General and Administrative

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
General and administrative	$57,294	$48,292	19%
As a percentage of total revenue	15%	15%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased $9.0 million, or 19%, in fiscal year 2015 as compared to fiscal year 2014, and remained flat as a percentage of revenue. The increase was primarily due to higher compensation-related costs in the general and administrative function as a result of headcount increases due to the impact of the Telerik and BravePoint acquisitions.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
Amortization of acquired intangibles	$12,745	$653	1,852%
As a percentage of total revenue	3%	—%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased $12.1 million in fiscal year 2015 as compared to fiscal year 2014. The increase was due to amortization of intangible assets acquired with the Modulus, BravePoint and Telerik acquisitions, partially offset by decreases due to the completion of amortization of certain intangible assets acquired in prior years.

Restructuring Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
Restructuring expenses	$12,989	$2,266	473%
As a percentage of total revenue	3%	1%

We incurred restructuring expenses of $13.0 million in fiscal year 2015 as compared to $2.3 million in fiscal year 2014. Restructuring expenses recorded in fiscal year 2015 relate to the restructuring activities occurring in fiscal years 2015, 2014, 2013 and 2012. See Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
Acquisition-related expenses	$4,239	$5,862	(28)%
As a percentage of total revenue	1%	2%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, and earn-out payments treated as compensation expense. Acquisition-related expenses decreased in fiscal year 2015 compared to fiscal year 2014 due to the completion of earn-out provisions related to the Rollbase acquisition as of the end of the second quarter of fiscal year 2015, as well as the reversal of contingent consideration provisions related to the Modulus acquisition, which was credited to the consolidated statement of operations during fiscal year 2015. The decrease was partially offset by retention bonus costs incurred in fiscal year 2015 related to the BravePoint and Telerik acquisitions. See Note 8 to the Consolidated Financial Statements for additional details.

Income from Operations

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
Income from operations	$14,754	$80,740	(82)%
As a percentage of total revenue	4%	24%

Income from operations decreased $66.0 million, or 82%, in fiscal year 2015 as compared to fiscal year 2014. As discussed above, the decrease was primarily the result of higher expenses resulting from acquisitions, partially offset by higher revenue during fiscal year 2015 compared to fiscal year 2014. With respect to the acquisition of Telerik, as a result of acquisition accounting, the acquired deferred revenue balance was significantly reduced to reflect its fair value as of the acquisition date. However, we are still incurring the associated costs to fulfill the acquired deferred revenue. As a result, our expenses as a percentage of total revenue are higher than we expect they will be in future periods once this acquired deferred revenue balance is recognized.

Income from Operations by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
OpenEdge segment	$218,849	$225,910	(3)%
Data Connectivity and Integration segment	24,107	22,464	7%
Application Development and Deployment segment	4,308	(8,314)	152%
Other unallocated expenses	(232,510)	(159,320)	(46)%
Total income from operations	$14,754	$80,740	(82)%

Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, general and administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition-related expenses.

Other (Expense) Income

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
Interest expense	$(3,788)	$(572)	562%
Interest income and other, net	$1,446	$83	1,642%
Foreign currency loss	(58)	(2,447)	98%
Total other (expense) income, net	$(2,400)	$(2,936)	18%
As a percentage of total revenue	(1)%	(1)%

Total other expense decreased $0.5 million, or 18%, in fiscal year 2015 as compared to fiscal year 2014. The decrease is primarily due to the realized loss incurred of $2.6 million resulting from the sale of our auction rate securities, which is included in interest income and other, net for fiscal year 2014, partially offset by the increase in interest expense due to the new credit facility. The change in foreign currency losses is a result of movements in exchange rates and the impact in fiscal year 2015 on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
Provision for income taxes	$21,155	$28,346	(25)%
As a percentage of total revenue	6%	9%

Our effective tax rate was 171% in fiscal year 2015 and 36% in fiscal year 2014. The increase in the effective rate is primarily due to the jurisdictional mix of profits as a result of the acquisition of Telerik, where substantial losses are being incurred in Bulgaria with a tax benefit at the 10% statutory rate and other jurisdictions' earnings, primarily in the United States, are being taxed at higher rates. The loss in Bulgaria is primarily due to amortization expense and other acquisition accounting adjustments related to the Telerik acquisition. Deferred tax liabilities have been established in acquisition accounting for the tax effect of the Telerik amortization expense and other purchase accounting adjustments.

Net (Loss) Income

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
Net (loss) income	$(8,801)	$49,458	(118)%
As a percentage of total revenue	(2)%	15%

Fiscal 2014 Compared to Fiscal 2013

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2014	November 30, 2013	As Reported	Constant Currency
Revenue	$332,533	$333,996	—%	—%

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

Software license revenue decreased $4.5 million, or 4%, in fiscal year 2014 as compared to fiscal year 2013. Software license revenue would have decreased by 3% if exchange rates had been constant in fiscal year 2014 as compared to exchange rates in effect in fiscal year 2013. License revenue in fiscal year 2014 decreased in the North America, EMEA, and Latin America regions, mainly as a result of lower revenues related to our DataDirect product, primarily to direct end users. The decrease in DataDirect sales was also due to the upfront revenue recognition in fiscal year 2013 on several large multi-year OEM renewals, as well as the weakness in our pipeline from earlier in the year, which impacted our revenue growth in the first three quarters of fiscal year 2014.

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

Other (Expense) Income

	Fiscal Year Ended
(In thousands)	November 30, 2014	November 30, 2013	Percentage Change
Interest income and other	$(489)	$1,201	(141)%
Foreign currency gain (loss)	(2,447)	(2,158)	(13)%
Total other income (expense), net	$(2,936)	$(957)	(207)%
As a percentage of total revenue	(1)%	—%

Total other expense increased $2.0 million in fiscal year 2014 as compared to fiscal year 2013. The increase is primarily related to the realized loss incurred of $2.6 million resulting from the sale of our remaining auction rate securities, which is included in interest income and other, net for fiscal year 2014. The change in foreign currency losses is a result of movements in exchange rates and the impact on our intercompany receivables and payables denominated in currencies other than local currencies.

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

Income (loss) from discontinued operations includes the revenues and direct expenses of the product lines we divested in fiscal year 2012 and the first quarter of fiscal year 2013 and the Apama product line, which was sold in July 2013. In fiscal year 2013, the income from discontinued operations includes the pre-tax gain on the sales of our Actional, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion and Sonic product lines of $35.7 million and the pre-tax gain on sale of the Apama product line of $35.9 million. See Note 7 to the Consolidated Financial Statements appearing in Item 8 of this Form 10-K for additional information related to our discontinued product lines.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	November 30, 2015	November 30, 2014
Cash and cash equivalents	$212,379	$263,082
Short-term investments	28,900	20,186
Total cash, cash equivalents and short-term investments	$241,279	$283,268

The decrease in cash, cash equivalents and short-term investments of $42.0 million since the end of fiscal year 2014 was primarily due to the acquisition of Telerik for cash consideration of $246.3 million, which is net of cash acquired, and repurchases of our common stock of $32.9 million, offset by cash inflows from operations of $104.5 million and net proceeds of $142.6 million from the issuance of debt. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments held by our foreign subsidiaries was $49.9 million and $86.0 million at November 30, 2015 and 2014, respectively. At November 30, 2015 and 2014, the net undistributed earnings of our foreign subsidiaries was $18.4 million and $18.6 million, respectively, and are considered to be permanently reinvested. If we were to repatriate the earnings, they would be subject to taxation in the U.S., but would primarily be offset by foreign tax credits. We do not believe this has a material impact on our liquidity.

Share Repurchase Program

In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. In fiscal year 2014, we repurchased and retired 2.3 million shares of our common stock for $52.6 million. In fiscal year 2015, under the same authorization, we repurchased and retired 1.3 million shares for $32.9 million, leaving $14.5 million remaining under the authorization.

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

Restructuring Activities

During the third quarter of fiscal year 2014, our management approved, committed to and initiated plans to make strategic changes to our organization to provide greater focus and agility in the delivery of next generation application development, deployment and integration solutions. Effective September 1, 2014, we began to operate as three distinct business segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment, each with dedicated sales, product management and product marketing functions. In connection with the new organizational structure, we eliminated the position of global head of sales, as well as certain other positions within the sales and administrative organizations.

As part of the 2014 restructuring, for the twelve months ended November 30, 2015 and 2014, we incurred expenses of $1.3 million and $1.7 million, respectively, which are related to employee costs, including severance, health benefits, and outplacement services, but excluding stock-based compensation, and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2014 restructuring. As of November 30, 2015, $0.1 million of the cumulative expenses recognized under the 2014 restructuring remains unpaid and cash disbursements are expected to be made through the first quarter of fiscal year 2016.

During the first quarter of fiscal year 2015, we restructured our operations in connection with the acquisition of Telerik. This restructuring resulted in a reduction in redundant positions primarily within the administrative functions. This restructuring also resulted in the closing of two facilities as well as asset impairment charges for assets no longer deployed as a result of the acquisition. During the second and third quarters of fiscal year 2015, we incurred additional costs with respect to this restructuring, including reduction in redundant positions primarily within the product development function, as well as an impairment charge discussed below.

During the second quarter of fiscal year 2015, we decided to replace our existing cloud-based mobile application development technology with technology acquired as part of the acquisition of Telerik. Accordingly, we evaluated the ongoing value of the assets associated with this prior mobile technology and, based on this evaluation, we determined that the long-lived assets with a carrying amount of $4.0 million were no longer recoverable, and were in fact impaired, and we wrote them down to their estimated fair value of $0.1 million.

As part of this restructuring, for the fiscal year ended November 30, 2015, we incurred expenses of $7.5 million. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We do not expect to incur additional material costs with respect to this restructuring. As of November 30, 2015, $0.5 million of the cumulative expenses recognized under this restructuring remains unpaid and cash disbursements are expected to be made through the third quarter of fiscal year 2016.

During the fourth quarter of fiscal year 2015, our management approved, committed to and initiated plans to make strategic changes to our organization to further build on the focus gained from operating under our business segment structure and to enable stronger cross-collaboration among product management, marketing and sales teams and a tighter integration of the product management and product development teams. In connection with the new organizational structure, we no longer have presidents of our three segments, as well as certain other positions within the administrative organization. Our Chief Operating Officer, appointed during fiscal year 2015, assumed responsibility for driving the operations of our three segments. The organizational changes will not result in the closing of any of our facilities.

As part of this restructuring, for the fiscal year ended November 30, 2015, we incurred expenses of $4.1 million. The expenses are recorded as restructuring expenses in the consolidated statements of operations. As we continue to operate under the new organization, which is still driven by our three segments, we may incur additional costs with respect to this restructuring, including severance charges and other employee costs. As of November 30, 2015, $2.6 million of the cumulative expenses recognized under this restructuring remains unpaid and cash disbursements are expected to be made through the fourth quarter of fiscal year 2016.

Credit Facility

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

We borrowed the $150 million term loan included in the Credit Agreement, which was used to partially fund our acquisition of Telerik, as described in Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including potential acquisitions of other businesses, and may also use it for working capital.

Interest rates for the term loan and revolving credit facility are determined based on an index selected at our option and would range from 1.50% to 2.25% above the Eurodollar rate for Eurodollar-based borrowings or would range from 0.50% to 1.25% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates (LIBOR) for those currencies, based on our leverage ratio. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.25% to 0.40% per annum, based upon our leverage ratio. The average interest rate of the credit facility during the fiscal year ended November 30, 2015 was 1.96% and the interest rate at November 30, 2015 was 2.0%.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of November 30, 2015 was $144.4 million, with $9.4 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments are in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of November 30, 2015, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Costs incurred to obtain our long-term debt are recorded as debt issuance costs within other assets in our consolidated balance sheet as of November 30, 2015 and are amortized over the term of the debt agreement using the effective interest rate method. During fiscal year 2015, we recorded $1.8 million of debt issuance costs. Amortization expense related to debt issuance costs of $0.4 million, $0.1 million, and a minimal amount for the fiscal years ended November 30, 2015, 2014, and 2013, respectively, is recorded within interest expense in our condensed consolidated statements of operations.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. As of November 30, 2015, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these covenants as of November 30, 2015.

Auction Rate Securities

During the third quarter of fiscal year 2014, we sold all of our remaining auction rate securities (ARS) for $26.2 million and received the proceeds during the quarter. The previously recorded unrealized losses associated with our ARS have been adjusted based on the sale prices and recorded as a realized loss of $2.6 million during fiscal year 2014 within interest income and other, net in the consolidated statement of operations.

Cash Flows from Operating Activities

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	November 30, 2013
Net (loss) income	$(8,801)	$49,458	$74,907
Non-cash reconciling items included in net (loss) income	66,438	57,621	(26,326)
Changes in operating assets and liabilities	46,903	615	(44,001)
Net cash flows from operating activities	$104,540	$107,694	$4,580

The decrease in cash generated from operations in fiscal year 2015 as compared to fiscal year 2014 was primarily due to lower income from operations during fiscal year 2015 as compared to fiscal year 2014 as a result of incremental costs resulting from the Telerik and BravePoint acquisitions, partially offset by changes in operating assets and liabilities mainly driven by the $37.8 million increase in our total deferred revenue from the end of fiscal year 2014 due to the acquisition of Telerik. In addition, our gross accounts receivable as of November 30, 2015 decreased by $2.3 million from the end of fiscal year 2014. Days sales outstanding (DSO) in accounts receivable was 52 days at the end of fiscal year 2015, compared to 63 days at the end of fiscal year 2014 and 66 days at the end of fiscal year 2013. We target a DSO range of 60 to 75 days.

The increase in cash generated from operations in fiscal year 2014 as compared to fiscal year 2013 was primarily due to $56.3 million in payments made in fiscal year 2013 for income taxes related to the divestitures of the product lines discussed in Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K, as well as an additional $14.5 million in payments related to the restructuring activities in fiscal year 2013 as compared to fiscal year 2014 and higher income from operations. Total net tax payments made in fiscal year 2014 were $7.3 million, compared to $69.9 million in fiscal year 2013.

Cash Flows from Investing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	November 30, 2013
Net investment activity	$(9,552)	$37,784	$21,033
Purchases of property and equipment	(7,184)	(7,985)	(4,226)
Capitalized software costs	(1,661)	(3,816)	(836)
Payments for acquisitions, net of cash acquired	(246,275)	(24,493)	(9,450)
Proceeds from divestitures	4,500	3,300	111,120
Other investing activities	(36)	346	1,121
Net cash flows (used in) from investing activities	$(260,208)	$5,136	$118,762

Net cash inflows and outflows of our net investment activity is primarily a result of the timing of our purchases and maturities of securities, which are classified as short-term investments, including the sale of all of our remaining ARS during the third quarter of fiscal year 2014, as well as the timing of acquisitions and divestitures. In addition, we spent $8.8 million on property and equipment and capitalized software costs in fiscal year 2015 as compared to $11.8 million in the fiscal year 2014 and $5.1 million in fiscal year 2013. Most significantly, however, we acquired Telerik during the first quarter of fiscal year 2015 for a net cash amount of $246.3 million, which was funded through a combination of existing cash resources and a $150 million term loan discussed below in Cash Flows from Financing Activities, compared to the acquisitions of Modulus and BravePoint during the second and fourth quarters of fiscal year 2014, respectively, for a net cash amount of $24.5 million, and the acquisition of Rollbase during the second quarter of fiscal year 2013 for a net cash amount of $9.5 million. We also received $4.5 million in the first quarter of fiscal year 2015 from an escrow release related to the divestitures discussed in Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K, as compared to $3.3 million and $111.1 million of proceeds related to the sale of divested product lines in fiscal years 2014 and 2013, respectively.

Cash Flows from Financing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	November 30, 2013
Proceeds from stock-based compensation plans	$13,069	$16,488	$54,430
Repurchases of common stock	(32,868)	(52,604)	(276,537)
Proceeds from the issuance of debt, net of payments of principle and debt issuance costs	142,588	—	—
Other financing activities	(4,489)	(6,116)	(3,294)
Net cash flows from financing activities	$118,300	$(42,232)	$(225,401)

During fiscal year 2015, we received net proceeds of $142.6 million from the issuance of debt. We also received $13.1 million in fiscal year 2015 from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $16.5 million in fiscal year 2014 and $54.4 million is fiscal year 2013. In fiscal year 2015, we repurchased $32.9 million our common stock, compared to repurchases of $52.6 million and $276.5 million, net of unsettled trades, in fiscal years 2014 and 2013, respectively.

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

Revenue Backlog

(In thousands)	November 30, 2015	November 30, 2014
Deferred revenue, primarily related to unexpired maintenance and support contracts (1)	$134,071	$96,240
Multi-year licensing arrangements (2)	19,862	20,244
Total revenue backlog	$153,933	$116,484

(1)	The increase in deferred revenue compared to the prior year is directly a result of the acquisition of Telerik in the first quarter of fiscal year 2015.

(2)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $17.7 million and $15.5 million of the multi-year licensing arrangements as of November 30, 2015 and 2014, respectively, relate to DataDirect OEM arrangements, while the remaining amount relates to arrangements in our OpenEdge segment.

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

Contractual Obligations

The following table details our contractual obligations as of November 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$26,243	$7,060	$10,718	$7,573	$892
Long-term debt	144,375	9,375	30,000	105,000	—
Purchase obligations (1)	1,630	1,195	435	—	—
Unrecognized tax benefits (2)	—	—	—	—	—
Total	$172,248	$17,630	$41,153	$112,573	$892

(1)	Represents the fixed or minimum amounts due under purchase obligations for support service agreements.

(2)
Our other noncurrent liabilities in the consolidated balance sheet include unrecognized tax benefits and related interest and penalties. As of November 30, 2015, we had unrecognized tax benefits of $2.6 million and an additional $0.4 million for interest and penalties classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table. See Note 15 to the Consolidated Financial Statements appearing in Item 8 of this Form 10-K for additional information.

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

We have identified the following critical accounting policies that require the use of significant judgments and estimates in the preparation of our consolidated financial statements. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

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

We also offer products via a SaaS model, which is a subscription based model. Subscription revenue derived from these agreements is generally recognized on a straight-line basis over the subscription term, provided persuasive evidence of an arrangement exists, access to our software has been granted to the customer, the fee for the subscription is fixed or determinable, and collection of the subscription fee is probable.

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

Goodwill and Intangible Asset Impairment

We had goodwill and net intangible assets of $484.1 million at November 30, 2015. We evaluate goodwill and other intangible assets with indefinite useful lives, if any, for impairment annually or on an interim basis when events and circumstances arise that indicate impairment may have occurred. During the fourth quarter of fiscal year 2014, we changed the date of our annual impairment testing for goodwill from December 15 to October 31. We believe this change in accounting principle was preferable because it better aligned the timing of the annual goodwill impairment testing with our planning and budgeting process, which is a key component of the tests, and alleviates administrative burden during our year-end reporting period.

In performing our annual assessment, we may first perform a qualitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and if necessary, perform a quantitative test. To conduct the quantitative impairment test of goodwill, we compare the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow models or other valuation models, such as comparative transactions and market multiples. We must make assumptions about future cash flows, future operating plans, discount rates, comparable companies, market multiples, purchase price premiums and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.

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

The determination of reporting units also requires management judgment. We consider whether a reporting unit exists within a reportable segment based on the availability of discrete financial information that is regularly reviewed by segment management. Our three reporting units were OpenEdge, Data Connectivity and Integration, and Application Development and Deployment as of November 30, 2015.

During fiscal year 2015, we tested goodwill for impairment for each of our reporting units as of October 31, 2015. Our OpenEdge and Data Connectivity and Integration reporting units had fair values which significantly exceeded their carrying values as of the annual impairment date. Our Application Development and Deployment reporting unit (which includes the recently acquired Telerik) had a fair value in excess of carrying value by approximately 16% as of the annual impairment date.

We recorded no goodwill impairment losses in fiscal years 2015, 2014 or 2013.

Income Tax Accounting

We have a net deferred tax asset of $3.9 million at November 30, 2015. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The guidance in ASU 2015-17 is required for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period. We early adopted the provisions of this ASU during the fourth quarter of fiscal year 2015 and applied it retrospectively. The adoption of ASU 2015-17 resulted in the reclassification of $9.4 million of current deferred tax assets to noncurrent deferred tax assets and $1.4 million of current deferred tax assets to a reduction in noncurrent deferred tax liabilities as of November 30, 2015. We retrospectively adjusted the November 30, 2014 consolidated balance sheet and related disclosures to reflect the reclassification of $10.1 million of current deferred tax assets to noncurrent deferred tax assets and $0.3 million of current deferred tax assets to a reduction in noncurrent deferred tax liabilities. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company will early adopt the new standard during fiscal year 2016 and expects the impact on the Company's consolidated balance sheets to be a reclassification of approximately $1.4 million from other assets to long-term debt as of December 1, 2015.

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

Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. Our investments have an average remaining maturity of less than two years or interest-rate resets of less than 60 days and are primarily fixed-rate instruments. In addition, we have classified our debt securities as available-for-sale. The available-for-sale classification reduces the consolidated statements of operations exposure to interest rate risk if such investments are held until their maturity date because changes in fair value due to market changes in interest rates are recorded on the consolidated balance sheet in accumulated other comprehensive income. Based on a hypothetical 10% adverse movement in interest rates, the potential losses in future earnings, fair value of risk-sensitive instruments and cash flows are immaterial.

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on accounts receivable denominated in certain foreign currencies. We do not enter into derivative instruments for speculative purposes. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets or other accrued liabilities on the consolidated balance sheets at the end of each reporting period and expire from 90 days to one year. In fiscal year 2015, realized and unrealized losses of $4.6 million from our forward contracts were recognized in foreign currency loss, net in the consolidated statement of operations. These losses were substantially offset by realized and unrealized gains on the offsetting positions.

Foreign currency translation exposure from a 10% movement of currency exchange rates would have a material impact on our reported revenue and net income. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 4%, or $15 million, and our net income would be adversely affected by approximately 20%, or $2 million (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding foreign currency forward contracts at November 30, 2015 and 2014 where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2015		November 30, 2014
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$76,748	$(4,026)	$21,738	$(13)
Forward contracts to purchase U.S. dollars	2,077	5	15,534	(89)
Total	$78,825	$(4,021)	$37,272	$(102)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and subsidiaries as of November 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of November 30, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 29, 2016

PROGRESS SOFTWARE CORPORATION
Consolidated Balance Sheets

(In thousands, except share data)	November 30, 2015	November 30, 2014
Assets
Current assets:
Cash and cash equivalents	$212,379	$263,082
Short-term investments	28,900	20,186
Total cash, cash equivalents and short-term investments	241,279	283,268
Accounts receivable (less allowances of $2,193 in 2015 and $2,592 in 2014)	66,459	68,311
Other current assets	15,671	24,028
Total current assets	323,409	375,607
Property and equipment, net	54,226	59,351
Intangible assets, net	114,113	20,578
Goodwill	369,985	232,836
Deferred tax assets	10,971	12,020
Other assets	4,419	2,364
Total assets	$877,123	$702,756
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	9,375	—
Accounts payable	11,188	11,749
Accrued compensation and related taxes	29,720	20,815
Income taxes payable	2,941	2,246
Other accrued liabilities	21,465	25,936
Short-term deferred revenue	125,227	92,557
Total current liabilities	199,916	153,303
Long-term debt	135,000	—
Long-term deferred revenue	8,844	3,683
Deferred tax liabilities	7,112	—
Other noncurrent liabilities	3,787	2,525
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $.01 par value; authorized, 200,000,000 shares; issued and outstanding, 50,579,539 in 2015 and 50,676,769 in 2014	506	507
Additional paid-in capital	227,424	209,271
Retained earnings	319,162	347,193
Accumulated other comprehensive loss	(24,628)	(13,726)
Total shareholders’ equity	522,464	543,245
Total liabilities and shareholders’ equity	$877,123	$702,756

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share data)	November 30, 2015	November 30, 2014	November 30, 2013
Revenue:
Software licenses	$130,250	$117,801	$122,312
Maintenance and services	247,304	214,732	211,684
Total revenue	377,554	332,533	333,996
Costs of revenue:
Cost of software licenses	5,979	6,396	6,889
Cost of maintenance and services	40,933	24,864	26,753
Amortization of acquired intangibles	16,830	2,999	1,340
Total costs of revenue	63,742	34,259	34,982
Gross profit	313,812	298,274	299,014
Operating expenses:
Sales and marketing	124,867	101,496	105,997
Product development	86,924	58,965	57,336
General and administrative	57,294	48,292	55,994
Amortization of acquired intangibles	12,745	653	760
Restructuring expenses	12,989	2,266	11,983
Acquisition-related expenses	4,239	5,862	3,204
Total operating expenses	299,058	217,534	235,274
Income from operations	14,754	80,740	63,740
Other (expense) income:
Interest expense	(3,788)	(572)	(645)
Interest income and other, net	1,446	83	1,846
Foreign currency loss, net	(58)	(2,447)	(2,158)
Total other expense, net	(2,400)	(2,936)	(957)
Income from continuing operations before income taxes	12,354	77,804	62,783
Provision for income taxes	21,155	28,346	23,006
(Loss) income from continuing operations	(8,801)	49,458	39,777
Income from discontinued operations, net	—	—	35,130
Net (loss) income	$(8,801)	$49,458	$74,907
Earnings per share:
Basic:
Continuing operations	$(0.17)	$0.97	$0.73
Discontinued operations	—	—	0.64
Net (loss) income per share	$(0.17)	$0.97	$1.37
Diluted:
Continuing operations	$(0.17)	$0.96	$0.72
Discontinued operations	—	—	0.63
Net (loss) income per share	$(0.17)	$0.96	$1.35
Weighted average shares outstanding:
Basic	50,391	50,840	54,516
Diluted	50,391	51,466	55,379

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Comprehensive (Loss) Income

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	November 30, 2013
Net (loss) income	$(8,801)	$49,458	$74,907
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(10,849)	(4,484)	(1,066)
Unrealized (loss) gain on investments, net of tax (benefit) provision of $(30) in 2015, $1,400 in 2014, and $99 in 2013	(53)	2,417	171
Total other comprehensive (loss) income, net of tax	(10,902)	(2,067)	(895)
Comprehensive (loss) income	$(19,703)	$47,391	$74,012

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2012	59,595	$596	$299,737	$348,830	$(10,764)	$638,399
Issuance of stock under employee stock purchase plan	281	3	4,295	—	—	4,298
Exercise of stock options	2,722	27	50,439	—	—	50,466
Vesting of restricted stock units	697	7	—	—	—	7
Withholding tax payments related to net issuance of restricted stock units	(203)	(2)	(4,936)	—	—	(4,938)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	(520)	—	—	(520)
Stock-based compensation	—	—	21,399	—	—	21,399
Treasury stock repurchases and retirements	(11,579)	(116)	(165,622)	(103,731)	—	(269,469)
Net income	—	—	—	74,907	—	74,907
Other comprehensive loss	—	—	—	—	(895)	(895)
Balance, November 30, 2013	51,513	515	204,792	320,006	(11,659)	513,654
Issuance of stock under employee stock purchase plan	203	2	3,611	—	—	3,613
Exercise of stock options	690	7	12,813	—	—	12,820
Vesting of restricted stock units	866	9	—	—	—	9
Withholding tax payments related to net issuance of restricted stock units	(289)	(3)	(6,604)	—	—	(6,607)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	96	—	—	96
Stock-based compensation	—	—	24,873	—	—	24,873
Treasury stock repurchases and retirements	(2,306)	(23)	(30,310)	(22,271)	—	(52,604)
Net income	—	—	—	49,458	—	49,458
Other comprehensive loss	—	—	—	—	(2,067)	(2,067)
Balance, November 30, 2014	50,677	507	209,271	347,193	(13,726)	543,245

Issuance of stock under employee stock purchase plan	226	2	4,429	—	—	4,431
Exercise of stock options	449	4	8,365	—	—	8,369
Vesting of restricted stock units	714	7	—	—	—	7
Withholding tax payments related to net issuance of restricted stock units	(215)	(3)	(5,628)	—	—	(5,631)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	2	608	—	—	610
Stock-based compensation	—	—	24,004	—	—	24,004
Treasury stock repurchases and retirements	(1,271)	(13)	(13,625)	(19,230)	—	(32,868)
Net loss	—	—	—	(8,801)	—	(8,801)
Other comprehensive loss	—	—	—	—	(10,902)	(10,902)
Balance, November 30, 2015	50,580	$506	$227,424	$319,162	$(24,628)	$522,464

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	November 30, 2013
Cash flows from operating activities:
Net (loss) income	$(8,801)	$49,458	$74,907
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	9,394	9,775	10,345
Amortization of acquired intangibles and other	32,286	5,521	4,090
Stock-based compensation	24,004	24,873	21,399
Changes in fair value of contingent consideration obligation	(1,508)	89	9
Gain on sale of dispositions	—	—	(71,601)
Loss on sale of auction rate securities	—	2,554	380
Loss on disposal of property and equipment	41	60	448
Asset impairment	4,962	—	111
Deferred income taxes	(1,845)	15,034	9,261
Excess tax benefits from stock plans	(1,349)	(701)	(1,642)
Allowances for bad debt and sales credits	453	416	874
Changes in operating assets and liabilities:
Accounts receivable	3,747	(703)	5,672
Other assets	5,428	8,222	(9,035)
Accounts payable and accrued liabilities	(370)	(8,749)	(15,161)
Income taxes payable	2,481	710	(20,294)
Deferred revenue	35,617	1,135	(5,183)
Net cash flows from operating activities	104,540	107,694	4,580
Cash flows from investing activities:
Purchases of investments	(24,178)	(5,537)	(7,745)
Sales and maturities of investments	14,626	17,125	28,753
Redemptions and sales of auction rate securities - available-for-sale	—	26,196	25
Purchases of property and equipment	(7,184)	(7,985)	(4,226)
Capitalized software development costs	(1,661)	(3,816)	(836)
Payments for acquisitions, net of cash acquired	(246,275)	(24,493)	(9,450)
Proceeds from divestitures, net	4,500	3,300	111,120
Decrease in other noncurrent assets	(36)	346	1,121
Net cash flows (used in) from investing activities	(260,208)	5,136	118,762
Cash flows from financing activities:
Proceeds from stock-based compensation plans	13,069	16,488	54,430
Purchase of common stock related to withholding taxes from issuance of restricted stock units	(5,631)	(6,607)	(4,936)
Repurchase of common stock	(32,868)	(52,604)	(276,537)
Excess tax benefit from stock plans	1,349	701	1,642
Proceeds from the issuance of debt	150,000	—	—
Payment of long-term debt	(5,625)	—	—
Payment of issuance costs for long-term debt	(1,785)	—	—
Payment of contingent consideration	(209)	(210)	—
Net cash flows from (used in) financing activities	118,300	(42,232)	(225,401)
Effect of exchange rate changes on cash	(13,335)	(6,334)	(915)
Net (decrease) increase in cash and equivalents	(50,703)	64,264	(102,974)
Cash and equivalents, beginning of year	263,082	198,818	301,792
Cash and equivalents, end of year	$212,379	$263,082	$198,818

Supplemental disclosure:
Cash paid for income taxes, net of refunds of $2,264 in 2015, $1,769 in 2014, and $4,453 in 2013	$17,036	$7,343	$69,939
Cash paid for interest	$2,725	$—	$—
Non-cash financing activity:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$18,714	$20,093	$16,758

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

Our products are generally sold as perpetual licenses, but certain products also use term licensing models and our cloud-based offerings use a subscription based model. More than half of our worldwide license revenue is realized through relationships with indirect channel partners, principally application partners and original equipment manufacturers (OEMs). Application partners are independent software vendors (ISVs) that develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. OEMs are companies that embed our products into their own software products or devices.

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

For foreign operations where the U.S. dollar is considered to be the functional currency, we remeasure monetary assets and liabilities into U.S. dollars at the exchange rate on the balance sheet date and non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. We translate income and expense items at average rates of exchange prevailing during each period. We recognize remeasurement adjustments currently as a component of foreign currency loss, net in the statements of operations.

Transaction gains or losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in foreign currency loss, net in the statements of operations as incurred.

Cash Equivalents and Investments

Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. As of November 30, 2015, all of our cash equivalents were invested in money market funds.

We classify investments, state and municipal bond obligations, U.S. treasury and government agency bonds, and corporate bonds and notes, as investments available-for-sale, which are stated at fair value. Prior period investments also included auction rate securities (ARS). We include aggregate unrealized holding gains and losses, net of taxes, on available-for-sale securities as a component of accumulated other comprehensive loss in shareholders’ equity. We include realized gains and losses in interest income and other, net on the consolidated statements of operations.

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

A summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	November 30, 2015	November 30, 2014	November 30, 2013
Beginning balance	$1,646	$2,250	$2,278
Charge to costs and expenses	271	365	649
Write-offs and other	(512)	(949)	(688)
Translation adjustments	16	(20)	11
Ending balance	$1,421	$1,646	$2,250

A summary of activity in the allowance for sales credit memos is as follows (in thousands):

	November 30, 2015	November 30, 2014	November 30, 2013
Beginning balance	$946	$903	$746
Charge to revenue	182	51	225
Write-offs and other	(332)	(6)	(71)
Translation adjustments	(24)	(2)	3
Ending balance	$772	$946	$903

Concentrations of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivative instruments and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We hold our cash and cash equivalents, investments and derivative instrument contracts with high quality financial institutions and we monitor the credit ratings of those institutions. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. No single customer represented more than 10% of consolidated accounts receivable or revenue in fiscal years 2015, 2014 or 2013.

Fair Value of Financial Instruments

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates fair value due to the short-term nature or market interest rates of these items. We base the fair value of short-term investments on quoted market prices or other relevant information generated by market transactions involving identical or comparable assets. Previous to their sale during fiscal year 2014, the fair value of ARS was based on a valuation methodology utilizing discounted cash flow models due to the absence of quoted market prices. We measure and record derivative financial instruments at fair value. See Note 4 for further discussion of financial instruments that are carried at fair value on a recurring and nonrecurring basis.

Derivative Instruments

We record all derivatives, whether designated in hedging relationships or not, on the consolidated balance sheets at fair value. We use derivative instruments to manage exposures to fluctuations in the value of foreign currencies, which exist as part of our ongoing business operations. Certain assets and forecasted transactions are exposed to foreign currency risk. Our objective for holding derivatives is to eliminate or reduce the impact of these exposures. We periodically monitor our foreign currency exposures to enhance the overall economic effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, British pound, Brazilian real, Indian rupee, and Australian dollar. We do not enter into derivative instruments for speculative purposes, nor do we hold or issue any derivative instruments for trading purposes.

We enter into certain derivative instruments that do not qualify for hedge accounting and are not designated as hedges. Although these derivatives do not qualify for hedge accounting, we believe that such instruments are closely correlated with the underlying exposure, thus managing the associated risk. The gains or losses from changes in the fair value of such derivative instruments that are not accounted for as hedges are recognized in earnings in foreign currency loss, net in the consolidated statements of operations.

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
During the fiscal years ended November 30, 2015, 2014, and 2013, there were $1.3 million, $4.1 million, and $0.8 million of internal use software development costs capitalized, respectively. Amortization expense related to internal use software totaled

$1.3 million, $0.7 million, and $0 during the fiscal years ended November 30, 2015, 2014, and 2013, respectively. During the second and fourth quarters of fiscal year 2015, we incurred impairment charges of $1.5 million and $1.0 million, respectively, related to software development costs capitalized for assets no longer deployed (Note 14).

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

Intangible assets are comprised of purchased technology, customer-related assets, and trademarks and trade names acquired through business combinations (Note 8). All of our intangible assets are amortized using the straight-line method over their estimated useful life.

We periodically review long-lived assets (primarily property and equipment) and intangible assets with finite lives for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the carrying value of the asset or asset group. If impairment is indicated, we write down the asset to its estimated fair value based on a discounted cash flow analysis. In fiscal year 2013, we recorded an impairment loss of $0.1 million related to assets no longer deployed as part of cost reduction strategies associated with our 2012 restructuring action. In fiscal year 2015, we recorded impairment losses totaling $5.0 million, primarily as a result of the decision to replace existing technology with technology acquired from a business combination (Note 14). We recorded no impairment losses in fiscal years 2014 and 2013.

Comprehensive Loss

The components of comprehensive loss include, in addition to net (loss) income, unrealized gains and losses on investments and foreign currency translation adjustments.

Accumulated other comprehensive loss by components, net of tax (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on investments	Total
Balance, December 1, 2013	$(9,249)	$(2,410)	$(11,659)
Other comprehensive (loss) income before reclassifications	(4,484)	800	(3,684)
Amounts reclassified from accumulated other comprehensive (loss) income	—	1,617	1,617
Net other comprehensive (loss) income	$(4,484)	$2,417	$(2,067)
Balance, December 1, 2014	$(13,733)	$7	$(13,726)
Other comprehensive loss before reclassifications	(10,849)	(53)	(10,902)
Net other comprehensive loss	$(10,849)	$(53)	$(10,902)
Balance, November 30, 2015	$(24,582)	$(46)	$(24,628)

The amounts reclassified from accumulated other comprehensive income (loss) for fiscal year 2014 relate to realized losses on available-for-sale ARS, which are recorded in interest income and other, net in the consolidated statements of operations. The amounts reclassified are presented net of tax of $0.9 million for fiscal year 2014. The tax effect on accumulated unrealized losses on investments was minimal as of November 30, 2015 and November 30, 2014 and $1.4 million at November 30, 2013.

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

We also offer products via a software-as-a-service (SaaS) model, which is a subscription based model. Subscription revenue derived from these agreements is generally recognized on a straight-line basis over the subscription term, provided persuasive evidence of an arrangement exists, access to our software has been granted to the customer, the fee for the subscription is fixed or determinable, and collection of the subscription fee is probable.

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

Advertising Costs

Advertising costs are expensed as incurred and were $2.5 million, $1.8 million, and $1.6 million in fiscal years 2015, 2014, and 2013, respectively.

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

Acquisition-Related Costs

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees and earn-out payments treated as compensation expense. We incurred $4.2 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations for the fiscal year ended November 30, 2015.

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

Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The guidance in ASU 2015-17 is required for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period. We early adopted the provisions of this ASU during the fourth quarter of fiscal year 2015 and applied it retrospectively. The adoption of ASU 2015-17 resulted in the reclassification of $9.4 million of current deferred tax assets to noncurrent deferred tax assets and $1.4 million of current deferred tax assets to a reduction in noncurrent deferred tax liabilities as of November 30, 2015. We retrospectively adjusted the November 30, 2014 consolidated balance sheet and related disclosures to reflect the reclassification of $10.1 million of current deferred tax assets, of which $9.8 million was reclassified to noncurrent deferred tax assets as $0.3 million in deferred tax liabilities was eliminated through netting. Adoption of this standard did not impact results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2015 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$186,241	$—	$—	$186,241
Money market funds	26,138	—	—	26,138
State and municipal bond obligations	20,387	30	—	20,417
U.S. treasury bonds	3,109	—	(15)	3,094
U.S. government agency bonds	1,645	—	(4)	1,641
Corporate bonds	3,756	—	(8)	3,748
Total	$241,276	$30	$(27)	$241,279

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2014 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$195,189	$—	$—	$195,189
Money market funds	67,893	—	—	67,893
State and municipal bond obligations	20,100	86	—	20,186
Total	$283,182	$86	$—	$283,268

Such amounts are classified on our consolidated balance sheets as follows (in thousands):

	November 30, 2015		November 30, 2014
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$186,241	$—	$195,189	$—
Money market funds	26,138	—	67,893	—
State and municipal bond obligations	—	20,417	—	20,186
U.S. treasury bonds	—	3,094	—	—
U.S. government agency bonds	—	1,641	—	—
Corporate bonds	—	3,748	—	—
Total	$212,379	$28,900	$263,082	$20,186

The fair value of debt securities by contractual maturity is as follows (in thousands):

	November 30, 2015	November 30, 2014
Due in one year or less	$15,945	$11,140
Due after one year (1)	12,955	9,046
Total	$28,900	$20,186

(1)
Includes state and municipal bond obligations, U.S. treasury and government agency bonds, and corporate bonds, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

During fiscal years 2014 and 2013, we sold all of our remaining ARS. The previously recorded unrealized losses associated with our ARS were adjusted based on the sale prices and recorded as a realized loss of $2.6 million and $0.4 million during fiscal years 2014 and 2013, respectively, within interest income and other, net in the consolidated statement of operations.

We did not hold any investments with continuous unrealized losses as of November 30, 2015 and November 30, 2014.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets or other accrued liabilities on the consolidated balance sheets at the end of each reporting period and expire from 90 days to one year. In fiscal years 2015, 2014 and 2013, realized and unrealized (losses) gains of $(4.6) million, $(1.5) million, and $1.1 million, respectively, from our forward contracts were recognized in foreign currency loss, net in the consolidated statements of operations. These gains and losses were substantially offset by realized and unrealized losses and gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2015		November 30, 2014
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$76,748	$(4,026)	$21,738	$(13)
Forward contracts to purchase U.S. dollars	2,077	5	15,534	(89)
Total	$78,825	$(4,021)	$37,272	$(102)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2015 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$26,138	$26,138	$—	$—
State and municipal bond obligations	20,417	—	20,417	—
U.S. treasury bonds	3,094	—	3,094	—
U.S. government agency bonds	1,641	—	1,641	—
Corporate bonds	3,748	—	3,748	—
Liabilities
Foreign exchange derivatives	$(4,021)	$—	$(4,021)	$—

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2014 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$67,893	$67,893	$—	$—
State and municipal bond obligations	20,186	—	20,186	—
Foreign exchange derivatives	(102)	—	(102)	—
Liabilities
Contingent consideration	$(1,717)	$—	$—	$(1,717)

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

The key assumption as of November 30, 2015 related to the contingent consideration for the acquisition of Modulus used in the model is a probability of 0% that the year two milestone associated with the contingent consideration will be achieved. As such, we reduced the balance of the liability to $0 during fiscal year 2015. The year one milestone was not achieved as of May 31, 2015, which was the end of the first milestone period, and as a result, the liability was also reduced to $0 during the fiscal year ended November 30, 2015.

In regard to the contingent consideration related to the acquisition of Rollbase, the contingency was relieved as of May 31, 2015 as the milestones associated with the contingent consideration were achieved as of this date. As such, the amount of the payment related to the contingent consideration was known as of May 31, 2015 and was based on actual results. We transferred the contingent earn out liability to a Level 2 fair value measurement as the value as of May 31, 2015 was based on observable inputs. The payment was made in June 2015 in the amount of $0.2 million; as such, there is no longer a liability related to the Rollbase contingent consideration as of November 30, 2015.

The following table reflects the activity for our contingent consideration obligations measured at fair value using Level 3 inputs for each year presented (in thousands):

	November 30, 2015	November 30, 2014
Balance, beginning of year	$1,717	$388
Acquisition date fair value of contingent consideration	—	1,450
Payments of contingent consideration	(209)	(210)
Changes in fair value of contingent consideration obligation	(1,508)	89
Balance, end of year	$—	$1,717

Nonrecurring Fair Value Measurements

During fiscal year 2015, certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). During the second quarter of fiscal year 2015, based on the fair value measurement, we recorded a $4.0 million asset impairment charge related to our cloud-based mobile application development technology as a result of our decision to replace our existing cloud-based mobile application development technology with technology acquired in connection with the acquisition of Telerik AD (Note 14). During the fourth quarter of fiscal year 2015, based on the fair value measurement, we recorded a $1.0 million asset impairment charge related to the abandonment of certain assets (Note 14).

The following table presents nonrecurring fair value measurements as of November 30, 2015 (in thousands):

	Total Fair Value	Total Losses
Long-lived assets	$60	$4,962

The fair value measurements were determined using an income-based valuation methodology, which incorporates unobservable inputs, including discounted expected cash flows over the remaining estimated useful life of the technology, thereby classifying the fair value as a Level 3 measurement within the fair value hierarchy. The expected cash flows include subscription fees to be collected from existing customers using the platform, offset by hosting fees and compensation related costs to be incurred over the remaining estimated useful lives.

We did not have any nonrecurring fair value measurements as of November 30, 2014.

Note 5: Property and Equipment

Property and equipment consists of the following (in thousands):

	November 30, 2015	November 30, 2014
Computer equipment and software	$46,183	$50,073
Land, buildings and leasehold improvements	53,590	52,668
Furniture and fixtures	6,889	6,827
Capitalized software development costs	2,955	4,983
Property and equipment, gross	109,617	114,551
Less accumulated depreciation and amortization	(55,391)	(55,200)
Property and equipment, net	$54,226	$59,351

Depreciation and amortization expense related to property and equipment was $9.4 million, $9.8 million, and $10.3 million for the years ended November 30, 2015, 2014, and 2013, respectively.

Note 6: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	November 30, 2015			November 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$117,151	$(54,963)	$62,188	$53,789	$(39,575)	$14,214
Customer-related	67,602	(25,493)	42,109	20,554	(15,195)	5,359
Trademarks and trade names	15,330	(5,514)	9,816	4,130	(3,125)	1,005
Total	$200,083	$(85,970)	$114,113	$78,473	$(57,895)	$20,578

We amortize intangible assets assuming no expected residual value. Amortization expense related to these intangible assets was $29.6 million, $3.7 million and $2.1 million in fiscal years 2015, 2014 and 2013, respectively.

Future amortization expense for intangible assets as of November 30, 2015 is as follows (in thousands):

2016	$28,499
2017	28,499
2018	27,686
2019	26,561
2020	1,786
Thereafter	1,082
Total	$114,113

Goodwill

Changes in the carrying amount of goodwill for fiscal years 2015 and 2014 are as follows (in thousands):

	November 30, 2015	November 30, 2014
Balance, beginning of year	$232,836	$224,286
Additions	137,472	8,690
Translation adjustments	(323)	(140)
Balance, end of year	$369,985	$232,836

The addition to goodwill during fiscal year 2015 is related to the acquisition of Telerik AD. The additions to goodwill during fiscal year 2014 are related to the acquisitions of Modulus and BravePoint. See Note 8 for disclosures on these acquisitions.

The changes in the Company's goodwill balances by reportable segment since the prior year are as follows (in thousands):

	November 30, 2014	Additions	Translation Adjustments	November 30, 2015
OpenEdge	$212,303	$—	$(323)	$211,980
Data Connectivity and Integration	19,040	—	—	19,040
Application Development and Deployment	1,493	137,472	—	138,965
Total goodwill	$232,836	$137,472	$(323)	$369,985

We assess the impairment of goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

During fiscal year 2015, we tested goodwill for impairment for each of our reporting units as of October 31, 2015. Our OpenEdge and Data Connectivity and Integration reporting units had fair values which significantly exceeded their carrying values as of the annual impairment date. Our Application Development and Deployment reporting unit (which includes the recently acquired Telerik) had a fair value in excess of carrying value by approximately 16% as of the annual impairment date.

We recorded no goodwill impairment losses in fiscal years 2015, 2014 or 2013.

Note 7: Divestitures

During fiscal year 2013, we divested the following product lines, which were not considered core product lines of our business: Actional, Apama, Artix, DataXtend, ObjectStore, Orbacus, Orbix, Savvion, and Sonic. Revenues and direct expenses of the divested product lines have been reclassified as discontinued operations for fiscal year 2013.

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

Revenues and direct expenses of the Apama product line have been reclassified as discontinued operations for fiscal year 2013. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

Fiscal Year Ended November 30, 2013
Revenue	$10,550
Loss before income taxes	(12,482)
Income tax benefit	(3,152)
Gain on sale, net of tax	22,070
Income from discontinued operations, net	$12,740

The gain on the sale of the Apama product line was calculated as follows (in thousands):

Purchase price	$44,268
Less: transaction costs	2,029
Less: net assets
Accounts receivable	2,426
Other current assets	428
Goodwill and intangible assets	6,991
Other long-term assets	426
Deferred revenue	(3,917)
Gain on sale	35,885
Tax provision	13,815
Gain on sale, net of tax	$22,070

Artix, Orbacus and Orbix

In the first quarter of fiscal year 2013, we divested our Artix, Orbacus and Orbix product lines to a subsidiary of Micro Focus International plc (Micro Focus) for total consideration of $15.0 million.

Revenues and direct expenses of these product lines have been reclassified as discontinued operations for fiscal year 2013. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

Fiscal Year Ended November 30, 2013
Revenue	$5,786
Income before income taxes	2,625
Income tax provision	(130)
Gain on sale, net of tax	$2,009
Income from discontinued operations, net	$4,764

The gain on sale of the Artix, Orbacus and Orbix product lines was calculated as follows (in thousands):

Purchase price	$15,000
Less: transaction costs	826
Less: indemnification obligation	30
Less: net assets
Accounts receivables	2,872
Goodwill and intangible assets	24,325
Other assets	20
Impairment reserve	(8,601)
Deferred revenue	(6,481)
Gain on sale	2,009
Tax provision	—
Gain on sale, net of tax	$2,009

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

Revenues and direct expenses of these product lines have been reclassified as discontinued operations for fiscal year 2013. The components included in discontinued operations on the consolidated statements of income are as follows (in thousands):

Fiscal Year Ended November 30, 2013
Revenue	$(450)
Loss before income taxes	(980)
Income tax benefit	(248)
Gain on sale, net of tax	$18,358
Income (loss) from discontinued operations, net	$17,626

The gain on sale of the Actional, DataXtend, ObjectStore, Savvion and Sonic product lines was calculated as follows (in thousands):

Purchase price	$60,500
Less: transaction costs	1,211
Less: net assets
Accounts receivables	12,380
Goodwill and intangible assets	31,693
Other assets	976
Deferred revenue	(19,168)
Other liabilities	(299)
Gain on sale	33,707
Tax provision	15,349
Gain on sale, net of tax	$18,358

Note 8: Business Combinations

Telerik Acquisition

On December 2, 2014, we completed the acquisition of all of the outstanding securities of Telerik AD (Telerik), a leading provider of application development tools based in Sofia, Bulgaria, for total consideration of $262.5 million. Approximately $10.5 million of the total consideration was paid to Telerik’s founders and certain other key employees in restricted stock units, subject to a vesting schedule and continued employment. Under the Securities Purchase Agreement, 10% of the total consideration was deposited into an escrow account to secure certain indemnification and other obligations of the sellers to Progress.

Through this acquisition, we now provide comprehensive cloud and on-premise platform offerings that enable developers to rapidly create applications, driven by data for any web, desktop or mobile platform. We funded the acquisition through a combination of existing cash resources and a $150 million term loan (Note 9).

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

We recorded measurement period adjustments based on our ongoing valuation and purchase price allocation procedures, which were completed during the fourth quarter of fiscal year 2015.

The following table discloses the net assets acquired in the business combination (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation	Weighted Average Life
Net working capital	$7,909	$313	$8,222
Property, plant and equipment	3,108	(30)	3,078
Identifiable intangible assets	123,100	—	123,100	5 years
Deferred taxes	(10,401)	1,129	(9,272)
Deferred revenue	(7,915)	—	(7,915)
Other non-current liabilities	(1,769)	(963)	(2,732)
Goodwill	137,921	(449)	137,472
Net assets acquired	$251,953		$251,953

The fair value of the intangible assets has been estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates prepared by management, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. Based on the valuation, the acquired intangible assets are comprised of purchased technology of approximately $64.8 million, customer-related of approximately $47.1 million, and trademarks and trade names of approximately $11.2 million.

Deferred taxes include deferred tax liabilities resulting from the tax effects of fair value adjustments related to identifiable intangible assets and deferred revenue, partially offset by the fair value of deferred tax assets acquired from Telerik. Tangible assets acquired and assumed liabilities were recorded at fair value. The valuation of the assumed deferred revenue was based on our contractual commitment to provide post-contract customer support to Telerik customers and future contractual performance obligations under existing hosting arrangements. The fair value of this assumed liability was based on the estimated cost plus a reasonable margin to fulfill these service obligations. A significant portion of the deferred revenue was recognized during fiscal year 2015.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $137.5 million of goodwill, which is not deductible for tax purposes.

As discussed above, approximately $10.5 million of the total consideration was paid to Telerik’s founders and certain other key employees in restricted stock units, subject to a vesting schedule and continued employment. We concluded that the restricted stock units are compensation arrangements and stock-based compensation expense is recognized over the service period of the awards. We recorded $3.5 million of stock-based compensation expense related to these restricted stock units during the fiscal year ended November 30, 2015. This amount is recorded as operating expenses in our consolidated statement of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred, but are required to be expensed as incurred. During the fiscal year ended November 30, 2015, we incurred approximately $3.7 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations.

In connection with the acquisition of Telerik, we agreed to provide retention bonuses to certain Telerik employees as an incentive for those employees to remain with Telerik for at least 1 year following the acquisition. We concluded that the retention bonuses for these individuals, which total approximately $2.5 million, are compensation arrangements and recognized these costs over the one-year service period. We have incurred $2.2 million of expense related to the retention bonuses during the fiscal year ended November 30, 2015, which are included in the acquisition-related expenses in our consolidated statement of operations discussed above. The entire amount accrued during the period was paid during December 2015.

The operations of Telerik are included in our operating results as part of the Application Development and Deployment segment from the date of acquisition. The amount of revenue of Telerik included in our consolidated statement of operations during the fiscal year ended November 30, 2015 was $41.8 million. The revenue of Telerik products and maintenance is primarily recognized ratably over the maintenance period, which is generally one year, as VSOE of fair value cannot be established for such maintenance. The amount of pretax losses of Telerik included in our consolidated statement of operations during the fiscal year ended November 30, 2015 were $54.1 million. The pretax loss includes the amortization expense of approximately $24.6 million related to the acquired intangible assets discussed above.

Pro Forma Information (Unaudited)

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

(In thousands, except per share data)	Pro Forma Fiscal Year Ended November 30, 2014
Revenue	$367,811
Net loss	$(30,007)
Net loss per basic and diluted share	$(0.59)

BravePoint Acquisition

On October 1, 2014, we acquired 100% of the capital stock of BravePoint, Inc. (BravePoint) from Chesapeake Utilities Corporation in exchange for $12.0 million in cash. BravePoint is based in Norcross, Georgia and is a leading provider of consulting, training and application development services designed to increase customers' profitability and competitiveness through the use of technology. This acquisition significantly extends our services capabilities and enhances our ability to quickly enable our partners and customers to take greater advantage of new technologies.  The acquisition was accounted for as a business combination, and accordingly, the results of operations of BravePoint are included in our operating results as part of the OpenEdge segment from the date of acquisition. We paid the purchase price in cash from available funds.

The allocation of the purchase price is as follows (in thousands):

	Total	Life
Net working capital	$2,902
Property and equipment	735
Other assets	16
Deferred revenue	(680)
Customer-related	4,110	7 Years
Trade name	850	7 Years
Purchased technology	1,810	3 Years
Goodwill	2,257
Net assets acquired	$12,000

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

We incurred approximately $1.2 million and $0.2 million of acquisition-related costs during fiscal years 2015 and 2014, respectively, which are included in acquisition-related expenses in our consolidated statement of operations. We have not disclosed the amount of revenues and earnings of BravePoint since acquisition, nor pro forma financial information, as those amounts are not significant to our consolidated financial statements.

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

Modulus provides a PaaS for easily hosting, deploying, scaling and monitoring data-intensive, real-time applications using powerful, rapidly growing Node.js and MongoDB technologies. The purpose of the acquisition is to capitalize on the expected market growth of the core technologies that Modulus supports and drive new revenue through our PaaS platform. The acquisition was accounted for as a business combination, and accordingly, the results of operations of Modulus are included in our operating results as part of our Application Development and Deployment segment from the date of acquisition. We paid the purchase price in cash from available funds.

The allocation of the purchase price is as follows (in thousands):

	Total	Life
Net working capital	$7
Purchased technology	7,320	7 Years
Customer-related	190	7 Years
Goodwill	6,433
Net assets acquired	$13,950

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

We recorded gains of approximately $1.5 million during fiscal year 2015 due to the change in fair value of the contingent consideration obligation, which is included in acquisition-related expenses in our consolidated statement of operations. We incurred approximately $0.3 million of acquisition-related costs during fiscal year 2014, which are included in acquisition-related expenses in our consolidated statement of operations. We have not disclosed the amount of revenues and earnings of Modulus since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

Rollbase Acquisition

On May 24, 2013, we acquired 100% of the equity interests in Rollbase, Inc. (Rollbase), a privately held software vendor based in Saratoga, California, for $9.9 million. The purchase consideration consisted of $9.5 million in cash paid and $0.4 million of contingent consideration, which we paid out over a two year period. The fair value of the contingent consideration was estimated to be $0.4 million at the date of acquisition. Rollbase provides application development software technology that allows the rapid design, development and deployment of on-demand business applications. The acquisition was accounted for as a business combination, and accordingly, the results of operations of Rollbase are included in our operating results from the date of acquisition. We paid the purchase price in cash from available funds.

The allocation of the purchase price is as follows (in thousands):

	Total	Life
Cash	$50
Acquired intangible assets	7,960	1 to 5 years
Goodwill	4,798
Deferred taxes	(2,921)
Accounts payable and other liabilities	(8)
Net assets acquired	$9,879

The stock purchase agreement included contingent earn-out provisions requiring the Company to make payments to former Rollbase owners employed by the Company. We have concluded that the earn-out provisions for the individuals employed by the Company, which total approximately $5.4 million, are compensation arrangements and we have been accruing the maximum payouts ratably over the two year performance period. During the second and third quarters of fiscal year 2014, we paid the former Rollbase owners the contingent consideration related to milestones reached as of the one year anniversary of the acquisition closing date in the amount of $2.7 million. During the third quarter of fiscal year 2015, we paid the former Rollbase owners the contingent consideration related to milestones reached as of the two year anniversary of the acquisition closing date in the amount of $2.7 million. We have incurred $0.7 million, $2.8 million, and $1.9 million of expense related to the contingent earn-out provisions for the fiscal years ended November 30, 2015, November 30, 2014, and November 30, 2013, respectively. These amounts are recorded as acquisition-related expenses in our consolidated statement of operations.

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

We borrowed the $150 million term loan included in the Credit Agreement, which was used to partially fund our acquisition of Telerik, as described in Note 8. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including potential acquisitions of other businesses, and may also use it for working capital.

Interest rates for the term loan and revolving credit facility are determined based on an index selected at our option and would range from 1.50% to 2.25% above the Eurodollar rate for Eurodollar-based borrowings or would range from 0.50% to 1.25% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates (LIBOR) for those currencies, based on our leverage ratio. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.25% to 0.40% per annum, based upon our leverage ratio. The average interest rate of the credit facility during the fiscal year ended November 30, 2015 was 1.96% and the interest rate at November 30, 2015 was 2.0%.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of November 30, 2015 was $144.4 million, with $9.4 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments are in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of November 30, 2015, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Costs incurred to obtain our long-term debt are recorded as debt issuance costs within other assets in our consolidated balance sheet as of November 30, 2015 and are amortized over the term of the debt agreement using the effective interest rate method. During fiscal year 2015, we recorded $1.8 million of debt issuance costs. Amortization expense related to debt issuance costs of $0.4 million, $0.1 million, and a minimal amount for the fiscal years ended November 30, 2015, 2014, and 2013, respectively, is recorded within interest expense in our consolidated statements of operations.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. As of November 30, 2015, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

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

As of November 30, 2015, aggregate principal payments of long-term debt for the next five years and thereafter are (in thousands):

2016	$9,375
2017	15,000
2018	15,000
2019	105,000
Total	$144,375

Note 10: Commitments and Contingencies

Leasing Arrangements

We lease certain facilities and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2015 (in thousands):

2016	$7,060
2017	6,299
2018	4,419
2019	4,737
2020	2,836
Thereafter	892
Total	$26,243

Our operating lease arrangements are subject to customary renewal and base rental fee escalation clauses. Total rent expense, net of sublease income which is insignificant, under operating lease arrangements was approximately $8.6 million, $6.5 million and $6.5 million in fiscal years 2015, 2014 and 2013, respectively.

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

Note 11: Shareholders’ Equity

Preferred Stock

Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. As of November 30, 2015, there was no preferred stock issued or outstanding.

Common Stock

We have 200,000,000 shares of authorized common stock, $0.01 par value per share, of which 50,579,539 were issued and outstanding at November 30, 2015.

There were 74,900 deferred stock units (DSUs) outstanding at November 30, 2015. Each DSU represents one share of our common stock and all DSU grants have been made to non-employee members of our Board of Directors. The DSUs granted prior to fiscal year 2011 were fully vested on the date of grant and do not have voting rights and can only be converted into common stock when the recipient ceases being a member of the Board of Directors. There were 21,700 DSUs granted in fiscal year 2011, all of which were vested as of November 30, 2015.

Common Stock Repurchases

During fiscal year 2012, our Board of Directors authorized a $350.0 million return of capital to shareholders in the form of a share repurchase through fiscal year 2013. In July 2013, the Board increased the authorization by $10.0 million to $360.0 million. In fiscal year 2013, we repurchased and retired 11,579,000 shares of our common stock for $269.5 million.

In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. In fiscal year 2014, we repurchased and retired 2.3 million shares of our common stock for $52.6 million. In fiscal year 2015, under the same authorization, we repurchased and retired 1.3 million shares for $32.9 million, leaving $14.5 million remaining under the authorization.

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

Note 12: Stock-Based Compensation

We currently have one shareholder-approved stock plan from which we can issue stock-based awards, which was approved by our shareholders in fiscal year 2008 (2008 Plan). The 2008 Plan replaced the 1992 Incentive and Nonqualified Stock Option Plan, the 1994 Stock Incentive Plan and the 1997 Stock Incentive Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under those plans. The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units and stock appreciation rights. A total of 54,510,000 shares are issuable under these plans, of which 5,678,772 shares were available for grant as of November 30, 2015.

We have adopted two stock plans for which the approval of shareholders was not required: the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 9,750,000 shares are issuable under the 2002 Plan, of which 857,973 shares were available for grant as of November 30, 2015.

The 2004 Plan is reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 1,500,000 shares are issuable under the 2004 Plan, of which 583,021 shares were available for grant as of November 30, 2015.

Under all of our plans, the options granted prior to fiscal year 2005 generally vest over five years and have terms of ten years. The options granted from fiscal year 2005 through fiscal year 2010 generally vest over five years and have terms of seven years. The options granted from fiscal year 2011 through fiscal year 2012 generally vest over four years and have a term of seven years, and the options granted since fiscal year 2013 generally vest within one year of the grant.

A summary of stock option activity under all the plans is as follows:

	Shares	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	Exercise Price	(in years)	(in thousands)
Options outstanding, December 1, 2014	1,215	$21.19
Granted	6	25.76
Exercised	(449)	18.64
Canceled	(38)	29.54
Options outstanding, November 30, 2015	734	$22.35	1.87	$2,288
Exercisable, November 30, 2015	728	$22.31	1.84	$2,288
Vested or expected to vest, November 30, 2015	734	$22.35	1.87	$2,288

(1)
The aggregate intrinsic value was calculated based on the difference between the closing price of our stock on November 30, 2015 of $23.99 and the exercise prices for all in-the-money options outstanding.

A summary of restricted stock units activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding, December 1, 2014	1,489	$22.24
Granted	1,692	25.39
Issued	(714)	26.08
Canceled	(724)	22.87
Restricted stock units outstanding, November 30, 2015	1,743	$24.42

Each restricted stock unit represents one share of common stock. The restricted stock units generally vest semi-annually over a three year period. Performance-based restricted stock units are subject to performance criteria aligned with our business plan and are earned only to the extent the performance criteria are achieved, with any awards earned being subject to subsequent time-based vesting similar to that discussed above.

The fair value of outright stock awards, restricted stock units and DSUs is equal to the closing price of our common stock on the date of grant.

In addition, during fiscal years 2014 and 2015, we granted performance-based restricted stock units that include a three-year market condition under a Long-Term Incentive Plan (“LTIP”) where the performance measurement period is three years. Vesting of the LTIP awards is based on our level of attainment of specified total shareholder return (TSR) targets relative to the percentage appreciation of a specified index of companies for the respective three year periods and is also subject to the continued employment of the grantees. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model. The weighted average assumptions used in the Monte Carlo Simulation valuation model for LTIP awards granted in fiscal year 2015 were an expected volatility of 32.1%, a risk-free interest rate of 0.9%, and an expected life of 2.7 years. The assumptions used for LTIP awards granted in fiscal year 2014 were an expected volatility of 32.5%, a risk-free interest rate of 0.7%, and an expected life of 2.9 years.

The 1991 Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase up to an aggregate of 8,650,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27 month offering period comprised of nine three month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27 month offering period or the end of each three month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27 month offering period, subsequent to the purchase, the offering period is canceled and the employee is entered into a new 27 month offering period with the then current market price as the new base price. We issued 226,000 shares, 203,000 shares and 281,000 shares with weighted average purchase prices of $19.58, $17.84 and $15.28 per share, respectively, in fiscal years 2015, 2014 and

2013, respectively. At November 30, 2015, approximately 501,000 shares were available and reserved for issuance under the ESPP.

We estimated the fair value of stock options and ESPP awards granted in fiscal years 2015, 2014 and 2013 on the measurement dates using the Black-Scholes option valuation model with the following weighted average assumptions:

	Fiscal Year Ended
	November 30, 2015	November 30, 2014	November 30, 2013
Stock options:
Expected volatility	28.0%	28.4%	31.9%
Risk-free interest rate	1.3%	1.6%	0.7%
Expected life (in years)	4.8	4.8	4.8
Expected dividend yield	—	—	—
Employee stock purchase plan:
Expected volatility	21.1%	25.1%	31.8%
Risk-free interest rate	0.5%	0.3%	0.2%
Expected life (in years)	1.6	1.6	1.5
Expected dividend yield	—	—	—

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

Based on the above assumptions, the weighted average estimated fair value of stock options granted in fiscal years 2015, 2014 and 2013 was $6.79, $5.95 and $6.08 per share, respectively. We amortize the estimated fair value of stock options to expense over the vesting period using the straight-line method. The weighted average estimated fair value for shares issued under our ESPP in fiscal years 2015, 2014 and 2013 was $6.89, $6.93 and $6.88 per share, respectively. We amortize the estimated fair value of shares issued under the ESPP to expense over the vesting period using a graded vesting model.

Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $25.0 million at November 30, 2015. These costs are expected to be recognized over a weighted average period of 1.7 years.

The following additional activity occurred under our plans (in thousands):

	Fiscal Year Ended
	November 30, 2015	November 30, 2014	November 30, 2013
Total intrinsic value of stock options on date exercised	$3,895	$4,078	$14,009
Total fair value of deferred stock units on date vested	93	130	127
Total fair value of restricted stock units on date vested	18,621	19,963	16,631

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations (in thousands):

	Fiscal Year Ended
	November 30, 2015	November 30, 2014	November 30, 2013
Cost of maintenance and services	617	612	601
Sales and marketing	4,805	4,642	3,599
Product development	5,433	5,289	4,723
General and administrative	13,149	14,330	10,186
Stock-based compensation from continuing operations	24,004	24,873	19,109
Loss from discontinued operations	—	—	2,290
Total stock-based compensation	$24,004	$24,873	$21,399
Income tax benefit included in the provision for income taxes from continuing operations	$5,225	$6,318	$5,146

Separation and Divestiture Arrangements

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

During fiscal year 2014, we entered into separation agreements with two executives, which entitled them to accelerated vesting of certain stock-based awards. Due to the separation and accelerated vesting, we recognized additional stock-based compensation expense of $1.2 million, of which $0.7 million was recorded as sales and marketing expense and $0.5 million was recorded as general and administrative expense, in the consolidated statement of operations.

During fiscal year 2015, we entered into separation agreements with three executives, which entitled them to accelerated vesting of certain stock-based awards. Due to the separation and accelerated vesting, we recognized additional stock-based compensation expense of $0.3 million, of which $0.2 million was recorded as general and administrative expense and $0.1 million was recorded as sales and marketing expense in the consolidated statement of operations.

Note 13: Retirement Plan

We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $2.4 million, $2.1 million and $1.9 million for fiscal years 2015, 2014 and 2013, respectively.

Note 14: Restructuring

The following table provides a summary of activity for all of the restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2012	$603	$6,704	$7,307
Costs incurred (1)	2,671	10,346	13,017
Cash disbursements	(1,933)	(15,793)	(17,726)
Asset impairment	(111)	—	(111)
Translation adjustments and other	(46)	111	65
Balance, November 30, 2013	$1,184	$1,368	$2,552
Costs incurred	579	1,715	2,294
Cash disbursements	(1,316)	(1,859)	(3,175)
Translation adjustments and other	(31)	3	(28)
Balance, November 30, 2014	$416	$1,227	$1,643
Costs incurred	5,567	7,422	12,989
Cash disbursements	(690)	(5,653)	(6,343)
Asset impairment	(4,962)	—	(4,962)
Translation adjustments and other	81	(47)	34
Balance, November 30, 2015	$412	$2,949	$3,361

(1)	$1.0 million of the costs incurred during fiscal year 2013 were included in income from discontinued operations, net.

2015 Restructurings

During the first quarter of fiscal year 2015, we restructured our operations in connection with the acquisition of Telerik. This restructuring resulted in a reduction in redundant positions primarily within the administrative functions. This restructuring also resulted in the closing of two facilities as well as asset impairment charges for assets no longer deployed as a result of the acquisition. During the second and third quarters of fiscal year 2015, we incurred additional costs with respect to this restructuring, including reduction in redundant positions primarily within the product development function, as well as an impairment charge discussed further below.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions, and other costs, which include asset impairment charges.

During the second quarter of fiscal year 2015, we decided to replace our existing cloud-based mobile application development technology with technology acquired in connection with the acquisition of Telerik. Accordingly, we evaluated the ongoing value of the assets associated with this prior mobile technology and, based on this evaluation, we determined that the long-lived assets with a carrying amount of $4.0 million were no longer recoverable and were impaired and wrote them down to their estimated fair value of $0.1 million. Fair value was based on expected future cash flows using Level 3 inputs under ASC 820.

As part of this first quarter restructuring, for the fiscal year ended November 30, 2015, we incurred expenses of $7.5 million. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We do not expect to incur additional material costs with respect to this restructuring.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$—	$—	$—
Costs incurred	4,406	3,108	7,514
Cash disbursements	(300)	(2,801)	(3,101)
Asset impairment	(3,999)	—	(3,999)
Translation adjustments and other	102	2	104
Balance, November 30, 2015	$209	$309	$518

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the third quarter of fiscal year 2016. As a result, the total amount of the restructuring reserve of $0.5 million is included in other accrued liabilities on the consolidated balance sheet at November 30, 2015.

During the fourth quarter of fiscal year 2015, our management approved, committed to and initiated plans to make strategic changes to our organization to further build on the focus gained from operating under our business segment structure and to enable stronger cross-collaboration among product management, marketing and sales teams and a tighter integration of the product management and product development teams. In connection with the new organizational structure, we no longer have presidents of our three segments, as well as certain other positions within the administrative organization. Our Chief Operating Officer, appointed during fiscal year 2015, assumed responsibility for driving the operations of our three segments. The organizational changes will not result in the closing of any of our facilities.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), and other costs, which include charges for the abandonment of certain assets.

As part of this fourth quarter restructuring, for the fiscal year ended November 30, 2015, we incurred expenses of $4.1 million. The expenses are recorded as restructuring expenses in the consolidated statements of operations. As we continue to operate under the new organization, which is still driven by our three segments, we may incur additional costs with respect to this restructuring, including severance charges and other employee costs.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$—	$—	$—
Costs incurred	963	3,108	4,071
Cash disbursements	—	(483)	(483)
Asset impairment	(963)	—	(963)
Translation adjustments and other	—	(8)	(8)
Balance, November 30, 2015	$—	$2,617	$2,617

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2016. As a result, the total amount of the restructuring reserve of $2.6 million is included in other accrued liabilities on the consolidated balance sheet at November 30, 2015.

2014 Restructuring

During the third quarter of fiscal year 2014, our management approved, committed to and initiated plans to make strategic changes to our organization to provide greater focus and agility in the delivery of next generation application development, deployment and integration solutions. Effective September 1, 2014, we began to operate as three distinct business segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment, each with dedicated sales, product management and product marketing functions. In connection with the new organizational structure, we eliminated the position of global head of sales, as well as certain other positions within the sales and administrative organizations.

As part of the 2014 restructuring, for the twelve months ended November 30, 2015, we incurred expenses of $1.3 million, which are related to employee costs, including severance, health benefits, and outplacement services, but excluding stock-based compensation, and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2014 restructuring.

A summary of the fiscal year 2015 activity for the 2014 restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$—	$1,227	$1,227
Costs incurred	130	1,206	1,336
Cash disbursements	(76)	(2,369)	(2,445)
Translation adjustments and other	—	(40)	(40)
Balance, November 30, 2015	$54	$24	$78

Cash disbursements for expenses incurred to date under the 2014 restructuring are expected to be made through the first quarter of fiscal year 2016. As a result, the $0.1 million is included in other accrued liabilities on the consolidated balance sheet at November 30, 2015.

A summary of the fiscal year 2014 activity for the 2014 restructuring action is as follows (in thousands):

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

As part of the 2013 and 2012 restructuring actions, for the twelve months ended November 30, 2015, we incurred expenses of $0.1 million. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2013 and 2012 restructuring actions.

A summary of the fiscal year 2015 activity for the 2013 and 2012 restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$416	$—	$416
Costs incurred	68	—	68
Cash disbursements	(314)	—	(314)
Translation adjustments and other	(21)	—	(21)
Balance, November 30, 2015	$149	$—	$149

Cash disbursements for expenses incurred to date under the 2013 and 2012 restructuring actions are expected to be made through fiscal year 2017. The short-term portion of the restructuring reserve of $0.1 million is included in other accrued liabilities and the remaining long-term portion, which is minimal, is included in other noncurrent liabilities on the consolidated balance sheet as of November 30, 2015.

A summary of the fiscal year 2013 and 2014 activity for the 2013 and 2012 restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2012	$603	$6,429	$7,032
Costs incurred	2,671	10,346	13,017
Cash disbursements	(1,933)	(15,518)	(17,451)
Asset impairment	(111)	—	(111)
Translation adjustments and other	(46)	111	65
Balance, November 30, 2013	$1,184	$1,368	$2,552
Costs incurred	579	51	630
Cash disbursements	(1,316)	(1,422)	(2,738)
Translation adjustments and other	(31)	3	(28)
Balance, November 30, 2014	$416	$—	$416

Note 15: Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2015	November 30, 2014	November 30, 2013
U.S.	$62,813	$68,882	$54,495
Foreign	(50,459)	8,922	8,288
Total	$12,354	$77,804	$62,783

The provision for income taxes from continuing operations is comprised of the following (in thousands):

	Fiscal Year Ended
	November 30, 2015	November 30, 2014	November 30, 2013
Current:
Federal	$18,418	$7,796	$7,639
State	1,526	765	1,583
Foreign	3,056	4,751	2,165
Total current	23,000	13,312	11,387
Deferred:
Federal	2,199	14,783	9,622
State	60	730	329
Foreign	(4,104)	(479)	1,668
Total deferred	(1,845)	15,034	11,619
Total	$21,155	$28,346	$23,006

A reconciliation of the U.S. Federal statutory rate to the effective tax rate from continuing operations is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2015	November 30, 2014	November 30, 2013
Tax at U.S. Federal statutory rate	$4,324	$27,231	$21,972
Foreign rate differences	16,945	1,320	932
Effects of foreign operations included in U.S. Federal provision	(996)	(1,821)	(427)
State income taxes, net	1,029	1,227	1,357
Research credits	(681)	(80)	(950)
Domestic production activities deduction	(1,750)	(1,095)	(1,323)
Tax-exempt interest	(51)	(80)	(129)
Nondeductible stock-based compensation	1,875	2,152	1,464
Meals and entertainment	321	220	201
Compensation subject to 162(m)	228	350	—
Uncertain tax positions and tax settlements	(332)	(123)	633
Other	243	(955)	(724)
Total	$21,155	$28,346	$23,006

The components of deferred tax assets and liabilities are as follows (in thousands):

	November 30, 2015	November 30, 2014
Deferred tax assets:
Accounts receivable	$628	$632
Other assets	761	762
Accrued compensation	3,421	2,666
Accrued liabilities and other	4,945	7,096
Stock-based compensation	4,902	4,558
Deferred revenue	798	—
Tax credit and loss carryforwards	29,351	30,769
Gross deferred tax assets	44,806	46,483
Valuation allowance	(8,160)	(9,687)
Total deferred tax assets	36,646	36,796
Deferred tax liabilities:
Goodwill	(21,580)	(19,777)
Deferred revenue	—	(672)
Depreciation and amortization	(11,207)	(4,327)
Total deferred tax liabilities	(32,787)	(24,776)
Total	$3,859	$12,020

The valuation allowance primarily applies to net operating loss carryforwards and unutilized tax credits in jurisdictions or under conditions where realization is not more likely than not. The $1.5 million, $3.3 million, and $1.4 million decreases in the valuation allowance during fiscal years 2015, 2014, and 2013, respectively, primarily relate to foreign net operating loss carryforwards expiring unutilized.

At November 30, 2015, we have net operating loss carryforwards of $86.5 million expiring on various dates through 2034 and $1.1 million that may be carried forward indefinitely. At November 30, 2015, we have tax credit carryforwards of approximately $8.4 million expiring on various dates through 2030 and $2.1 million that may be carried forward indefinitely.

It is our intention to indefinitely reinvest the earnings of our non-U.S. subsidiaries. We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, which totaled $18.4 million as of November 30, 2015, as these earnings have been indefinitely reinvested. Any additional taxes that might be payable upon repatriation of our foreign earnings would not be significant.

We have filed our tax returns in accordance with the tax laws in each jurisdiction and recognize tax benefits for uncertain tax positions when the position would more likely than not be sustained based on its technical merits and recognize measurement adjustments when needed.

As of November 30, 2015, the total amount of unrecognized tax benefits was $4.8 million, of which $2.6 million was recorded in other noncurrent liabilities on the consolidated balance sheet and $2.2 million of deferred tax assets, principally related to U.S and foreign net operating loss carry-forwards, have not been recorded.

A reconciliation of the balance of our unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2015	November 30, 2014	November 30, 2013
Balance, beginning of year	$1,711	$1,022	$2,192
Tax positions related to current year	107	849	189
Settlements with tax authorities	(39)	—	(1,176)
Tax positions acquired	4,464	—	—
Lapses due to expiration of the statute of limitations	(1,464)	(160)	(183)
Balance, end of year	$4,779	$1,711	$1,022

If recognized, all amounts of unrecognized tax benefits would affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. In fiscal years 2015, 2014, and 2013 there was a minimal amount of estimated interest and penalties recorded in the provision for income taxes. We have accrued $0.4 million and $0.2 million of estimated interest and penalties at November 30, 2015 and 2014, respectively. We do not expect any significant changes to the amount of unrecognized tax benefits in the next twelve months.

The Internal Revenue Service is currently examining our U.S. Federal income tax return for fiscal year 2013. Our Federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2012, and we are no longer subject to audit for those periods. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2011, and we are no longer subject to audit for those periods.

Tax authorities for certain non-U.S. jurisdictions are also examining returns, none of which are material to our consolidated balance sheets, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2010.

Note 16: (Loss) Earnings Per Share

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

	Fiscal Year Ended
	November 30, 2015	November 30, 2014	November 30, 2013
(Loss) income from continuing operations	$(8,801)	$49,458	$39,777
Weighted average shares outstanding	50,391	50,840	54,516
Dilutive impact from common stock equivalents	—	626	863
Diluted weighted average shares outstanding	50,391	51,466	55,379
Basic (loss) earnings per share from continuing operations	$(0.17)	$0.97	$0.73
Diluted (loss) earnings per share from continuing operations	$(0.17)	$0.96	$0.72

We excluded stock awards representing approximately 2,552,000 shares, 355,000 shares, and 744,000 shares of common stock from the calculation of diluted earnings per share in the fiscal years ended November 30, 2015, 2014 and 2013, respectively, because these awards were anti-dilutive.

Note 17: Business Segments and International Operations

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is the combination of our Chief Executive Officer and Chief Operating Officer.

The changes made to our organization during the fourth quarter of fiscal year 2015, as discussed in Note 14, did not change our determination of the three reportable segments as our organizational structure maintains the focus of the three business segments and was updated for the purpose of enhancing cross-collaboration between our functions in order to accelerate growth.

We do not manage our assets or capital expenditures by segment or assign other income (expense) and income taxes to segments. We manage and report such items on a consolidated company basis.

The following table provides revenue and contribution margin from our reportable segments and reconciles to the consolidated income from continuing operations before income taxes:

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	November 30, 2013
Segment revenue:
OpenEdge	$295,934	$296,721	$293,508
Data Connectivity and Integration	37,926	34,772	40,089
Application Development and Deployment	43,694	1,040	399
Total revenue	377,554	332,533	333,996
Segment costs of revenue and operating expenses:
OpenEdge	77,085	70,811	83,675
Data Connectivity and Integration	13,819	12,308	12,397
Application Development and Deployment	39,386	9,354	1,612
Total costs of revenue and operating expenses	130,290	92,473	97,684
Segment contribution margin:
OpenEdge	218,849	225,910	209,833
Data Connectivity and Integration	24,107	22,464	27,692
Application Development and Deployment	4,308	(8,314)	(1,213)
Total contribution margin	247,264	240,060	236,312
Other unallocated expenses (1)	232,510	159,320	172,572
Income from operations	$14,754	$80,740	$63,740
Other expense, net	$(2,400)	$(2,936)	$(957)
Income from continuing operations before income taxes	$12,354	$77,804	$62,783

(1) The following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition related expenses.

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2015	November 30, 2014	November 30, 2013
Software licenses	$130,250	$117,801	$122,312
Maintenance	217,718	202,496	202,857
Professional services	29,586	12,236	8,827
Total	$377,554	$332,533	$333,996

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

	Fiscal Year Ended
	November 30, 2015	November 30, 2014	November 30, 2013
United States	$193,665	$137,105	$140,020
Canada	13,901	13,611	14,259
EMEA	124,171	131,335	133,600
Latin America	17,594	24,917	25,370
Asia Pacific	28,223	25,565	20,747
Total	$377,554	$332,533	$333,996

No country outside of the U.S. accounted for more than 10% of our consolidated revenue in any year presented. Long-lived assets totaled $50.3 million, $56.9 million and $53.6 million in the U.S. and $3.9 million, $2.5 million and $3.4 million outside of the U.S. at the end of fiscal years 2015, 2014 and 2013, respectively. No individual country outside of the U.S. accounted for more than 10% of our consolidated long-lived assets.

Note 18: Selected Quarterly Financial Data (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2015:
Revenue	$81,381	$88,817	$94,637	$112,719
Gross profit	63,753	73,071	79,505	97,483
(Loss) income from operations	(11,186)	(2,735)	8,594	20,081
Net (loss) income	(971)	5,769	(4,126)	(9,473)
Basic (loss) earnings per share	(0.02)	0.11	(0.08)	(0.19)
Diluted (loss) earnings per share	(0.02)	0.11	(0.08)	(0.19)
Fiscal year 2014:
Revenue	$74,538	$80,827	$79,274	$97,894
Gross profit	66,657	73,449	71,413	86,755
Income from operations	14,002	20,280	19,431	27,027
Net income	11,100	12,799	11,095	14,464
Basic earnings per share	0.22	0.25	0.22	0.29
Diluted earnings per share	0.21	0.25	0.22	0.28

Note 19: Related Party Transactions

During fiscal year 2015, we entered into two license agreements with Emdeon Inc. (Emdeon) to provide Emdeon access to certain of our software. Philip M. Pead, our President and Chief Executive Officer, is a member of Emdeon’s board of directors. We deployed the software and recorded revenue of $0.4 million. We also recorded $0.2 million of deferred license and maintenance revenue related to the arrangements as of November 30, 2015, which will be recorded as revenue on a straight-line basis over the respective maintenance periods of each license agreement. As Emdeon paid us the total amounts upon deployment, there is no outstanding accounts receivable balance as of November 30, 2015.

During fiscal year 2015, we also entered into two license agreements with a customer on whose board of directors one of our directors also serves. We delivered the software during the year and recorded revenue of $0.7 million. We also recorded a minimal amount of deferred maintenance revenue related to one of the arrangements, which will be recorded as revenue on a straight-line basis over the remaining maintenance period. There is an outstanding accounts receivable balance of $0.4 million as of November 30, 2015.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2015. Our assessment was based on the framework in the updated Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013. Based on our assessment we believe that as of November 30, 2015, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.

(c) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended November 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(d) Report of independent registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts

We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2015, of the Company and our report dated January 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 29, 2016

Item 9B. Other Information

On January 26, 2016, we filed with the Secretary of State of the State of Delaware a Certificate of Correction to our Certificate of Incorporation. The Certificate of Correction was filed to correct a typographical error related to the par value of the Company’s capital stock. The Certificate of Incorporation and accompanying Certificate of Correction are filed as Exhibits 3.2 and 3.2.1, respectively, to this 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 with respect to our directors and executive officers, including the qualifications of the members of the Audit Committee of our Board of Directors, may be found in the sections captioned, “Proposal 1-Election of Directors,” “Committees of the Board,” “Certain Relationships” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Executive and Other Key Officers of the Registrant

The following table sets forth certain information regarding our executive and other key officers.

Name	Age	Position
Michael Benedict	43	Chief Product Officer
Stephen Faberman	46	Chief Legal Counsel
Svetozar Georgiev	38	Senior Vice President, Application Platforms
Philip Pead	62	President and Chief Executive Officer
Chris Perkins	52	Chief Financial Officer
Melissa Puls	41	Chief Marketing Officer
Matthew Robinson	42	Chief Technology Officer
Jerry Rulli	58	Chief Operating Officer
Robert Steward	45	Chief Product Development Officer
Dimitre Taslakov	38	Chief Talent Officer
Vassil Terziev	36	Chief Innovation Officer

Mr. Benedict became Chief Product Officer in October 2015. Prior to that time, beginning in September 2014, Mr. Benedict was President, Data Connectivity and Integration Business Unit. Prior to that time, Mr. Benedict was Vice President, Pacific Cloud Platform and OpenEdge Product Line, a position he assumed in June 2013. Prior to that time, Mr. Benedict was Vice President, Data Connectivity Business Line Leader since May 2012. From March 2011 to May 2012, Mr. Benedict was Vice President of Product Management.

Mr. Faberman became Chief Legal Counsel in December 2015. Prior to that time, Mr. Faberman was Senior Vice President, General Counsel. Mr. Faberman became General Counsel in December 2012 and a Senior Vice President in January 2014. Prior to that time, from October 2012 to December 2012, Mr. Faberman was Vice President, Acting General Counsel, and from January 2012 to October 2012, Mr. Faberman was Vice President, Deputy General Counsel.

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

Mr. Perkins became Chief Financial Officer in February 2013. Prior to that time, Mr. Perkins was a member of the Board of Directors of Immucor, Inc. from August 2008 until August 2011, when it was acquired by an affiliate of TPG Capital, L.P.

Ms. Puls became Chief Marketing Officer in October 2014. Prior to that time, Ms. Puls held various executive marketing positions at Iron Mountain, the most recent of which was Vice President, Global Demand Center, a position she held from January 2014 until October 2014. Ms. Puls joined Iron Mountain in March 2011.

Mr. Robinson became Chief Technology Officer in April 2015.  Prior to that time, Mr. Robinson was Vice President, Technology within our Application Development and Deployment business unit.  Mr. Robinson joined our company in June 2013 in connection with the acquisition of Rollbase Inc., which Mr. Robinson co-founded in 2007.

Mr. Rulli became Chief Operating Officer in July 2015. Prior to that time, Mr. Rulli was President, OpenEdge Business Unit from August 2014 when he joined us. Prior to that time, from June 2010 to May 2014, Mr. Rulli was Executive Vice President, Worldwide Sales at Iron Mountain.

Mr. Steward became Chief Product Development Officer in October 2015.  Prior to that time, Mr. Steward was Acting Chief Product Development Officer and Vice President, Engineering from April 2015 until October 2015.  From June 2013 until April 2015, Mr. Steward was Vice President, Product Development.  Prior to that time, Mr. Steward held several other senior positions within our development organization.

Mr. Taslakov became Chief Talent Officer in December 2014 upon our acquisition of Telerik. Prior to the acquisition, Mr. Taslakov was Chief Talent Officer of Telerik, a position he assumed in January 2014. Prior to that time, from November 2012 until December 2013, he was Telerik’s Chief Revenue Officer. Prior to November 2012, Mr. Taslakov was Vice President of Business Development.

Mr. Terziev became Chief Innovation Officer in December 2014 upon our acquisition of Telerik. Prior to the acquisition, Mr. Terziev was co-Chief Executive Officer of Telerik, which he co-founded in 2002.

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

Item 11. Executive Compensation

The information required by this Item 11 with respect to director and executive compensation may be found under the headings captioned “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership and our equity compensation plans may be found under the headings captioned “Information About Progress Software Common Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2015 is as follows (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
Equity compensation plans approved by shareholders (1)	2,278	(2)	$20.24	6,180	(3)
Equity compensation plans not approved by shareholders (4)	200		27.99	1,441
Total	2,478		$22.35	7,621

(1)
Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, 2008 Stock Option and Incentive Plan and 1991 Employee Stock Purchase Plan (ESPP).

(2)
Includes 1,743,000 restricted stock units under our 2008 Plan. Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)	Includes 501,000 shares available for future issuance under the ESPP.

(4)	Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.

We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of NASDAQ. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer would be eligible to receive an award under the 2004 Plan only as an inducement to join us. Awards under the 2002 Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 11,250,000 shares are issuable under the two plans, of which, 1,440,994 shares are available for future issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 may be found under the headings “Independence,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 may be found under the heading “Information About Our Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of November 30, 2015 and 2014

•	Consolidated Statements of Operations for the years ended November 30, 2015, 2014 and 2013

•	Consolidated Statements of Comprehensive Loss for the years ended November 30, 2015, 2014 and 2013

•	Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows for the years ended November 30, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

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

2.1	Securities Purchase Agreement, dated October 21, 2014, by and among Progress Software Corporation, Telerik AD, the Sellers identified therein, and the Securityholder Representative (1)
2.2	Plan of Domestication (2)
3.1	Certificate of Conversion from Non-Delaware Corporation to Delaware Corporation (3)
3.2	Certificate of Incorporation (4)
3.2.1	Certificate of Correction to Certification of Incorporation
3.3	Amended and Restated By-Laws (5)
4.1	Specimen certificate for the Common Stock (6)
10.1*	1992 Incentive and Nonqualified Stock Option Plan (7)
10.2*	1994 Stock Incentive Plan (8)
10.3*	1997 Stock Incentive Plan, as amended and restated (9)
10.4*	Employee Retention and Motivation Agreement as amended and restated, executed by each of the Executive Officers (other than the Chief Executive Officer) (10)
10.5*	2002 Nonqualified Stock Plan, as amended and restated
10.6*	2004 Inducement Stock Plan, as amended and restated
10.7*	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (11)
10.8*	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated (12)
10.9*	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (13)
10.10*	Progress Software Corporation Corporate Executive Bonus Plan (14)
10.11*	Progress Software Corporation 2015 Fiscal Year Non-Employee Directors Compensation Program (15)
10.12*	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (16)
10.13*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant) (17)
10.14*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant) (18)
10.15*	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (19)
10.16*
Credit Agreement, dated as of December 2, 2014, by and among Progress Software Corporation, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and Citizens Bank, N.A., as Syndication Agents, and Bank of America, N.A., Citibank, N.A. and Silicon Valley Bank, as Documentation Agents, and J.P. Morgan Securities LLC, as Sole Bookrunner and Sole Lead Arranger (20)

10.17*	Employment Agreement, dated December 7, 2012, by and between Progress Software Corporation and Philip M. Pead (21)
10.18*	Employee Retention and Motivation Agreement, dated as of December 7, 2012, by and between Progress Software Corporation and Philip M. Pead (22)
10.19*	Employment Agreement, dated January 1, 2013, by and between Progress Software Corporation and Chris E. Perkins (23)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Philip M. Pead
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chris E. Perkins
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on October 27, 2014.

(2)	Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on May 14, 2015.

(3)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 14, 2015.

(4)	Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 14, 2015.

(5)	Incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed on May 14, 2015.

(6)	Incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the year ended November 30, 2011.

(7)	Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended November 30, 2009.

(8)	Incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended November 30, 2009.

(9)	Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended November 30, 2012.

(10)	Incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(11)	Incorporated by reference to Annex B to our definitive Proxy Statement filed April 20, 2012.

(12)	Incorporated by reference to Annex A to our definitive Proxy Statement filed May 7, 2013.

(13)	Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(14)	Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the year ended November 30, 2012.

(15)	Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2015.

(16)	Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(17)	Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(18)	Incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(19)	Incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended November 30, 2014.

(20)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 5, 2014.

(21)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 13, 2012.

(22)	Incorporate by reference to Exhibit 10.2 to Form 8-K filed on December 13, 2012.

(23)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 8, 2013.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of Progress Software Corporation participates.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of January, 2016.

PROGRESS SOFTWARE CORPORATION

By:	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP M. PEAD	President and Chief Executive Officer	January 29, 2016
Philip M. Pead	(Principal Executive Officer)

/s/ CHRIS E. PERKINS	Senior Vice President, Finance and	January 29, 2016
Chris E. Perkins	Administration and Chief Financial Officer
(Principal Financial Officer)

/s/ PAUL A. JALBERT	Vice President, Corporate Controller and Chief	January 29, 2016
Paul A. Jalbert	Accounting Officer
(Principal Accounting Officer)

/s/ BARRY N. BYCOFF	Director	January 29, 2016
Barry N. Bycoff

/s/ JOHN R. EGAN	Non-Executive Chairman	January 29, 2016
John R. Egan

Director
Ram Gupta

/s/ CHARLES F. KANE	Director	January 29, 2016
Charles F. Kane

/s/ DAVID A. KRALL	Director	January 29, 2016
David A. Krall

/s/ MICHAEL L. MARK	Director	January 29, 2016
Michael L. Mark