Form 10-Q
period 2016-02-29
PROGRESS SOFTWARE CORP /MA
filed 2016-04-08
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016

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
Yes  ☐ No  ☒
As of March 30, 2016, there were 50,316,861 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	February 29, 2016	November 30, 2015
Assets
Current assets:
Cash and cash equivalents	$203,704	$212,379
Short-term investments	47,787	28,900
Total cash, cash equivalents and short-term investments	251,491	241,279
Accounts receivable (less allowances of $1,917 and $2,193, respectively)	58,829	66,459
Other current assets	20,575	15,671
Total current assets	330,895	323,409
Property and equipment, net	53,492	54,226
Intangible assets, net	106,988	114,113
Goodwill	369,964	369,985
Deferred tax assets	11,635	10,971
Other assets	3,894	4,419
Total assets	$876,868	$877,123
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$9,375	$9,375
Accounts payable	11,917	11,188
Accrued compensation and related taxes	20,339	29,720
Income taxes payable	3,088	2,941
Other accrued liabilities	22,529	21,465
Short-term deferred revenue	136,159	125,227
Total current liabilities	203,407	199,916
Long-term debt	131,250	135,000
Long-term deferred revenue	8,512	8,844
Deferred tax liabilities	7,348	7,112
Other noncurrent liabilities	3,715	3,787
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 50,438,670 shares in 2016 and 50,579,539 shares in 2015	232,233	227,930
Retained earnings	316,082	319,162
Accumulated other comprehensive loss	(25,679)	(24,628)
Total shareholders’ equity	522,636	522,464
Total liabilities and shareholders’ equity	$876,868	$877,123
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	February 29, 2016	February 28, 2015
Revenue:
Software licenses	$23,955	$25,231
Maintenance and services	65,526	56,150
Total revenue	89,481	81,381
Costs of revenue:
Cost of software licenses	1,482	1,720
Cost of maintenance and services	10,329	11,275
Amortization of acquired intangibles	3,939	4,633
Total costs of revenue	15,750	17,628
Gross profit	73,731	63,753
Operating expenses:
Sales and marketing	29,658	30,751
Product development	21,797	22,821
General and administrative	12,380	14,315
Amortization of acquired intangibles	3,185	3,202
Restructuring expenses	(66)	2,344
Acquisition-related expenses	72	1,506
Total operating expenses	67,026	74,939
Income (loss) from operations	6,705	(11,186)
Other (expense) income:
Interest expense	(1,057)	(1,139)
Interest income and other, net	162	515
Foreign currency (loss) gain, net	(930)	1,557
Total other (expense) income, net	(1,825)	933
Income (loss) before income taxes	4,880	(10,253)
Provision (benefit) for income taxes	1,664	(9,282)
Net income (loss)	$3,216	$(971)
Earnings (loss) per share:
Basic	$0.06	$(0.02)
Diluted	$0.06	$(0.02)
Weighted average shares outstanding:
Basic	50,810	50,668
Diluted	51,440	50,668
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015
Net income (loss)	$3,216	$(971)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,091)	(5,478)
Unrealized gains (losses) on investments, net of tax of $23 and $0 for 2016 and 2015, respectively	40	(2)
Total other comprehensive loss, net of tax	(1,051)	(5,480)
Comprehensive income (loss)	$2,165	$(6,451)

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net income	$3,216	$(971)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,230	2,595
Amortization of intangibles and other	7,710	8,546
Stock-based compensation	6,937	5,836
Deferred income taxes	(516)	(17,933)
Excess tax benefit from stock plans	(63)	(179)
Allowances for accounts receivable	(136)	207
Changes in operating assets and liabilities:
Accounts receivable	7,695	13,076
Other assets	(4,462)	5,724
Accounts payable and accrued liabilities	(11,167)	(5,068)
Income taxes payable	46	508
Deferred revenue	11,012	24,799
Net cash flows from operating activities	22,502	37,140
Cash flows used in investing activities:
Purchases of investments	(22,258)	(7,221)
Sales and maturities of investments	3,185	3,095
Purchases of property and equipment	(1,414)	(2,335)
Capitalized software development costs	—	(306)
Payments for acquisitions, net of cash acquired	—	(246,275)
Proceeds from divestitures, net	—	4,500
Net cash flows used in investing activities	(20,487)	(248,542)
Cash flows (used in) from financing activities:
Proceeds from stock-based compensation plans	3,670	3,338
Purchases of stock related to withholding taxes from the issuance of restricted stock units	(409)	—
Repurchases of common stock	(9,041)	(7,827)
Excess tax benefit from stock plans	63	179
Proceeds from the issuance of debt	—	150,000
Payment of long-term debt	(3,750)	(1,875)
Payment of issuance costs for long-term debt	—	(1,707)
Net cash flows (used in) from financing activities	(9,467)	142,108
Effect of exchange rate changes on cash	(1,223)	(6,753)
Net decrease in cash and cash equivalents	(8,675)	(76,047)
Cash and cash equivalents, beginning of period	212,379	263,082
Cash and cash equivalents, end of period	$203,704	$187,035

Condensed Consolidated Statements of Cash Flows, continued

	Three Months Ended
	February 29, 2016	February 28, 2015
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $442 in 2016 and $503 in 2015	$5,587	$2,399
Cash paid for interest	$765	$702
Non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$4,368	$1,408
Unsettled repurchases of common stock	$2,645	$—
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

We made no significant changes in the application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

Recent Accounting Pronouncements - In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company expects the impact on the Company's consolidated balance sheets to be a reclassification of up to $1.1 million from other assets to long-term debt as of December 1, 2016.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the new effective date for the Company will be December 1, 2018. This update will impact the timing and amounts of revenue recognized. Management is currently assessing the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at February 29, 2016 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$196,422	$—	$—	$196,422
Money market funds	7,282	—	—	7,282
State and municipal bond obligations	38,217	78	—	38,295
U.S. treasury bonds	4,110	—	(5)	4,105
U.S. government agency bonds	1,639	—	(1)	1,638
Corporate bonds	3,755	—	(6)	3,749
Total	$251,425	$78	$(12)	$251,491

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2015 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$186,241	$—	$—	$186,241
Money market funds	26,138	—	—	26,138
State and municipal bond obligations	20,387	30	—	20,417
U.S. treasury bonds	3,109	—	(15)	3,094
U.S. government agency bonds	1,645	—	(4)	1,641
Corporate bonds	3,756	—	(8)	3,748
Total	$241,276	$30	$(27)	$241,279

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	February 29, 2016		November 30, 2015
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$196,422	$—	$186,241	$—
Money market funds	7,282	—	26,138	—
State and municipal bond obligations	—	38,295	—	20,417
U.S. treasury bonds	—	4,105	—	3,094
U.S. government agency bonds	—	1,638	—	1,641
Corporate bonds	—	3,749	—	3,748
Total	$203,704	$47,787	$212,379	$28,900

The fair value of debt securities by contractual maturity is as follows (in thousands):

	February 29, 2016	November 30, 2015
Due in one year or less	$24,094	$15,945
Due after one year (1)	23,693	12,955
Total	$47,787	$28,900

(1)	Includes state and municipal bond obligations, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of February 29, 2016 or November 30, 2015.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets or other accrued liabilities on the consolidated balance sheets at the end of each reporting period and expire from 90 days to one year. In the three months ended February 29, 2016 and February 28, 2015, realized and unrealized losses of $1.5 million and $1.3 million, respectively, from our forward contracts were recognized in foreign currency (loss) gain, net in the condensed consolidated statements of operations. The losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	February 29, 2016		November 30, 2015
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$81,146	$(5,119)	$76,748	$(4,026)
Forward contracts to purchase U.S. dollars	2,494	19	2,077	5
Total	$83,640	$(5,100)	$78,825	$(4,021)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at February 29, 2016 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$7,282	$7,282	$—	$—
State and municipal bond obligations	38,295	—	38,295	—
U.S. treasury bonds	4,105	—	4,105	—
U.S. government agency bonds	1,638	—	1,638	—
Corporate bonds	3,749	—	3,749	—
Liabilities
Foreign exchange derivatives	$(5,100)	$—	$(5,100)	$—

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2015 (in thousands):

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

The following table reflects the activity for our liabilities measured at fair value using Level 3 inputs for each period presented (in thousands):

	Three Months Ended
	February 29, 2016	February 28, 2015
Balance, beginning of period	$—	$1,717
Changes in fair value of contingent consideration obligation	—	(102)
Balance, end of period	$—	$1,615

We recorded credits of approximately $0.1 million during the three months ended February 28, 2015 due to the change in fair value of the contingent consideration obligation, which is included in acquisition-related expenses in our condensed consolidated statement of operations. The contingent consideration obligation was reduced to $0 during the fiscal year ended November 30, 2015.

We did not have any nonrecurring fair value measurements during the three months ended February 29, 2016.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	February 29, 2016			November 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$117,204	$(58,956)	$58,248	$117,151	$(54,963)	$62,188
Customer-related	67,602	(28,081)	39,521	67,602	(25,493)	42,109
Trademarks and trade names	15,330	(6,111)	9,219	15,330	(5,514)	9,816
Total	$200,136	$(93,148)	$106,988	$200,083	$(85,970)	$114,113

In the first quarter of fiscal years 2016 and 2015, amortization expense related to intangible assets was $7.1 million and $7.8 million, respectively.

Future amortization expense for intangible assets as of February 29, 2016, is as follows (in thousands):

Remainder of 2016	$21,374
2017	28,499
2018	27,686
2019	26,561
2020	1,786
Thereafter	1,082
Total	$106,988

Goodwill

Changes in the carrying amount of goodwill in the three months ended February 29, 2016 are as follows (in thousands):

Balance, November 30, 2015	$369,985
Translation adjustments	(21)
Balance, February 29, 2016	$369,964

Changes in the goodwill balances by reportable segment in the three months ended February 29, 2016 are as follows (in thousands):

	November 30, 2015	Translation Adjustments	February 29, 2016
OpenEdge	$211,980	$(21)	$211,959
Data Connectivity and Integration	19,040	—	19,040
Application Development and Deployment	138,965	—	138,965
Total goodwill	$369,985	$(21)	$369,964

During the fourth quarter of fiscal year 2015, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of October 31, 2015. During the quarter ending February 29, 2016, no triggering events have occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

Note 6: Business Combinations

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

The following table discloses the net assets acquired in the business combination (in thousands):

	Total	Weighted Average Life
Net working capital	$8,222
Property, plant and equipment	3,078
Identifiable intangible assets	123,100	5 years
Deferred taxes	(9,272)
Deferred revenue	(7,915)
Other non-current liabilities	(2,732)
Goodwill	137,472
Net assets acquired	$251,953

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

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $137.5 million of goodwill, which is not deductible for tax purposes. The allocation of the purchase price was completed during the three months ended November 30, 2015 upon the finalization of our valuation of identifiable intangible assets.

As discussed above, approximately $10.5 million of the total consideration was paid to Telerik’s founders and certain other key employees in restricted stock units, subject to a vesting schedule and continued employment. We concluded that the restricted stock units are compensation arrangements and stock-based compensation expense is recognized over the service period of the awards. We recorded $1.6 million and $0.7 million of stock-based compensation expense related to these restricted stock units for the three months ended February 29, 2016 and February 28, 2015, respectively. This amount is recorded as operating expenses in our condensed consolidated statement of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred, but are required to be expensed as incurred. We incurred minimal acquisition-related costs during the three months ended February 29, 2016 and approximately $0.8 million during the three months ended February 28, 2015, which are included in acquisition-related expenses in our condensed consolidated statement of operations.

In connection with the acquisition of Telerik, we agreed to provide retention bonuses to certain Telerik employees as an incentive for those employees to remain with Telerik for at least one year following the acquisition. We concluded that the retention bonuses for these individuals, which total approximately $2.5 million, are compensation arrangements and recognized these costs over the one-year service period. During the three months ended February 28, 2015, we incurred $0.6 million of expense related to the retention bonuses, which is included in the acquisition-related expenses in our consolidated statement of operations. There were no additional expenses related to the retention bonuses incurred during the three months ended February 29, 2016 and the entire amount accrued during fiscal year 2015 was paid during December 2015.

The operations of Telerik are included in our operating results as part of the Application Development and Deployment segment from the date of acquisition. The amount of revenue of Telerik included in our condensed consolidated statement of operations during the first three months of fiscal years 2016 and 2015 was $18.1 million and $4.5 million, respectively. The revenue of Telerik products and maintenance is primarily recognized ratably over the maintenance period, which is generally one year, as vendor specific objective evidence of fair value cannot be established for such maintenance. The amount of pretax losses of Telerik included in our condensed consolidated statement of operations during the first three months of fiscal years 2016 and 2015 was $4.9 million and $17.1 million, respectively. The pretax losses in each period include the amortization expense of approximately $6.2 million related to the acquired intangible assets discussed above.

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

We borrowed the $150 million term loan included in the Credit Agreement to partially fund our acquisition of Telerik, as described in Note 6. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

Interest rates for the term loan and revolving credit facility are determined based on an index selected at our option and would range from 1.50% to 2.25% above the Eurodollar rate for Eurodollar-based borrowings or would range from 0.50% to 1.25% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates (LIBOR) for those currencies, based on our leverage ratio. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.25% to 0.40% per annum, based upon our leverage ratio. The interest rate of the credit facility as of February 29, 2016 was 2.19%.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of February 29, 2016 was $140.6 million, with $9.4 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments are in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of February 29, 2016, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Costs incurred to obtain our long-term debt of $1.8 million were recorded as debt issuance costs within other assets in our consolidated balance sheet as of February 29, 2016 and are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to debt issuance costs of $0.1 million and $0.1 million for the three months ended February 29, 2016 and February 28, 2015, respectively, is recorded within interest expense in our condensed consolidated statements of operations.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. As of February 29, 2016, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

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

As of February 29, 2016, aggregate principal payments of long-term debt for the next five years and thereafter are (in thousands):

Remainder of 2016	$5,625
2017	15,000
2018	15,000
2019	105,000
Total	$140,625

Note 8: Common Stock Repurchases

We repurchased and retired 0.5 million shares of our common stock for $11.7 million in the three months ended February 29, 2016 and 0.3 million shares for $7.8 million in the three months ended February 28, 2015. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program.

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $202.8 million.

Note 9: Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using the current market price of the stock or the Black-Scholes option valuation model. In addition, during the first quarter of fiscal year 2014, each of the first three quarters of fiscal year 2015, and the first quarter of fiscal year 2016, we granted performance-based restricted stock units that include a three-year market condition. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally 4 or 5 years for options and 3 years for restricted stock units. We recognize stock-based compensation expense related to performance stock units and our employee stock purchase plan using an accelerated attribution method.

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of operations (in thousands):

	Three Months Ended
	February 29, 2016	February 28, 2015
Cost of maintenance and services	$196	$165
Sales and marketing	1,078	1,237
Product development	2,679	1,502
General and administrative	2,984	2,932
Total stock-based compensation	$6,937	$5,836

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the three months ended February 29, 2016 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2015	$(24,582)	$(46)	$(24,628)
Other comprehensive loss before reclassifications, net of tax	(1,091)	40	(1,051)
Balance, February 29, 2016	$(25,673)	$(6)	$(25,679)

The tax effect on accumulated unrealized gains (losses) on investments was minimal as of February 29, 2016 and November 30, 2015.

Note 11: Restructuring Charges

The following table provides a summary of activity for all of the restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2015	$412	$2,949	$3,361
Costs incurred	76	(142)	(66)
Cash disbursements	(216)	(1,376)	(1,592)
Translation adjustments and other	5	10	15
Balance, February 29, 2016	$277	$1,441	$1,718

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

As part of this first quarter of fiscal year 2015 restructuring, for the three months ended February 29, 2016 and February 28, 2015, we incurred expenses of $0.1 million and $1.0 million, respectively. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. We do not expect to incur additional material costs with respect to this restructuring.

A summary of the first three months of fiscal year 2016 activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2015	$209	$309	$518
Costs incurred	71	(19)	52
Cash disbursements	(134)	(217)	(351)
Translation adjustments and other	4	3	7
Balance, February 29, 2016	$150	$76	$226

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the third quarter of fiscal year 2016. As a result, the total amount of the restructuring reserve of $0.2 million is included in other accrued liabilities on the condensed consolidated balance sheet at February 29, 2016.

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

As part of this fourth quarter of fiscal year 2015 restructuring, for the three months ended February 29, 2016, we recorded credits of $0.1 million to restructuring expenses in the consolidated statements of operations due to changes in estimates of severance to be paid. As we continue to operate under the new organization, which is still driven by our three segments, we may incur additional costs with respect to this restructuring, including severance charges and other employee costs.

A summary of the first three months of fiscal year 2016 activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2015	$—	$2,617	$2,617
Costs incurred	—	(123)	(123)
Cash disbursements	—	(1,159)	(1,159)
Translation adjustments and other	—	7	7
Balance, February 29, 2016	$—	$1,342	$1,342

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2016. As a result, the total amount of the restructuring reserve of $1.3 million is included in other accrued liabilities on the condensed consolidated balance sheet at February 29, 2016.

2012 - 2014 Restructurings

During fiscal years 2012, 2013, and 2014, our management approved, committed to and initiated plans to make strategic changes to our organization to provide greater focus and agility in the delivery of next generation application development, deployment and integration solutions. During each of these fiscal years, we took restructuring actions that involved the elimination of personnel and/or the closure of facilities.

As part of these restructuring actions, for the three months ended February 29, 2016, we incurred minimal expenses, and for the three months ended February 28, 2015, we incurred expenses of $1.4 million, which are related to employee costs, including severance, health benefits, and outplacement services, but excluding stock-based compensation, and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2012, 2013, and 2014 restructuring actions. The restructuring reserve of $0.1 million is included in other accrued liabilities on the condensed consolidated balance sheet as of February 29, 2016.

Note 12: Income Taxes

Our income tax provision for the three months ended February 29, 2016 and February 28, 2015 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The decrease in our effective tax rate in the three months ended February 29, 2016 compared to the same period in the prior year is primarily due to the jurisdictional mix of profits as a result of the acquisition of Telerik, where substantial losses were incurred in Bulgaria in fiscal year 2015 and tax effected at a 10% statutory rate and other jurisdictions’ earnings, primarily in the United States, were taxed at higher rates.

The U.S. research and development credit was retroactively reinstated in December 2015. As a result, in the first quarter of fiscal year 2016 we recorded a tax benefit of $0.6 million related to qualifying research and development activities for the period from January 2015 to November 2015.

The Internal Revenue Service is currently examining our U.S. Federal income tax returns for fiscal years 2013 and 2014.  Our Federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2012, and we are no longer subject to audit for those periods. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2011, and we are no longer subject to audit for those periods.

Tax authorities for certain non-U.S. jurisdictions are also examining returns, none of which are material to our consolidated balance sheets, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2010.

Note 13: Earnings (Loss) Per Share

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

	Three Months Ended
	February 29, 2016	February 28, 2015
Net income (loss)	$3,216	$(971)
Weighted average shares outstanding	50,810	50,668
Dilutive impact from common stock equivalents	630	—
Diluted weighted average shares outstanding	51,440	50,668
Basic earnings (loss) per share	$0.06	$(0.02)
Diluted earnings (loss) per share	$0.06	$(0.02)

We excluded stock awards representing approximately 532,000 shares and 948,000 shares of common stock from the calculation of diluted earnings per share in the three months ended February 29, 2016 and February 28, 2015, respectively, because these awards were anti-dilutive.

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

The following table provides revenue and contribution from our reportable segments and reconciles to the consolidated income (loss) before income taxes:

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015
Segment revenue:
OpenEdge	$64,133	$69,471
Data Connectivity and Integration	6,596	7,113
Application Development and Deployment	18,752	4,797
Total revenue	89,481	81,381
Segment costs of revenue and operating expenses:
OpenEdge	18,064	19,534
Data Connectivity and Integration	2,901	3,250
Application Development and Deployment	8,811	9,384
Total costs of revenue and operating expenses	29,776	32,168
Segment contribution:
OpenEdge	46,069	49,937
Data Connectivity and Integration	3,695	3,863
Application Development and Deployment	9,941	(4,587)
Total contribution	59,705	49,213
Other unallocated expenses (1)	53,000	60,399
Income (loss) from operations	6,705	(11,186)
Other (expense) income, net	(1,825)	933
Income (loss) before income taxes	$4,880	$(10,253)

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

Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from customers by revenue type is as follows (in thousands):

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015
Software licenses	$23,955	$25,231
Maintenance	58,336	49,239
Professional services	7,190	6,911
Total	$89,481	$81,381

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

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015
North America	$49,065	$42,125
EMEA	31,221	27,863
Latin America	3,693	4,967
Asia Pacific	5,502	6,426
Total	$89,481	$81,381

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are various factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: (1) Economic, geopolitical and market conditions, including the continued difficult economic environment in Brazil, and the continued slow economic recovery in Europe, parts of the U.S. and other parts of the world, can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price. (2) We may fail to achieve our financial forecasts due to such factors as delays or size reductions in transactions, fewer large transactions in a particular quarter, fluctuations in currency exchange rates, or a decline in our renewal rates for contracts. (3) Our ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy, may not be successful. (4) If we are unable to develop new or sufficiently differentiated products and services, or to enhance and improve our existing products and services in a timely manner to meet market demand, partners and customers may not purchase new software licenses or subscriptions or purchase or renew support contracts. (5) We depend upon our extensive partner channel and we may not be successful in retaining or expanding our relationships with channel partners. (6) Our international sales and operations subject us to additional risks that can adversely affect our operating results, including risks relating to foreign currency gains and losses. (7) If the security measures for our software, services or other offerings are compromised or subject to a successful cyber-attack, or if such offerings contain significant coding or configuration errors, we may experience reputational harm, legal claims and financial exposure. (8) We may make acquisitions in the future and those acquisitions may not be successful, may involve unanticipated costs or other integration issues or may disrupt our existing operations and those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

Use of Constant Currency

Revenue from our international operations has historically represented 40% to 60% of our total revenue. As a result, our revenue results have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. For example, if the local currencies of our foreign subsidiaries weaken, our consolidated results stated in U.S. dollars are negatively impacted.

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

Overview

We are a global software company that simplifies the development, deployment and management of business applications on premise or in the cloud, on any platform or device, to any data source, with enhanced performance, minimal IT complexity and low total cost of ownership. Our comprehensive portfolio of products provides leading solutions for rapid application development, broad data integration and efficient data analysis. Our solutions are used across a variety of industries. We operate as three distinct segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment, each with dedicated sales, product management, and product marketing functions.

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

The revenue of Telerik is being recognized ratably over the maintenance period, which is generally one year, as vendor specific objective evidence (or VSOE) of fair value cannot be established for such maintenance. As a result of acquisition accounting, the acquired deferred revenue balance was significantly reduced to reflect its fair value as of the acquisition date. However, we are still incurring the associated costs to fulfill the acquired deferred revenue, which are reflected in our consolidated statement of operations. As a result, during fiscal year 2015, our expenses as a percentage of total revenue were higher than we expect they will be in future periods once this acquired deferred revenue balance is recognized. The impact of this on fiscal year 2016 is expected to be minimal.

In the first three months of fiscal year 2016, our results were adversely impacted by decreases in sales to OpenEdge direct enterprise customers. During the past three fiscal years, our results have benefited from several large license sales to OpenEdge direct enterprise customers. These large transactions are difficult to predict as they are subject to longer sales cycles and the timing of completion is often uncertain. If we fail to complete these large transactions or if completion is delayed, our results will be adversely impacted.

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $202.8 million. Our intent is to utilize the full amount of this authorization by the end of the fiscal year ended November 30, 2016.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. Beginning in the fourth quarter of 2014, the value of the U.S. dollar strengthened in comparison to certain foreign currencies, including in Europe, Brazil and Australia, and continued to strengthen during the first half of 2015. The U.S. dollar has remained strong in comparison to foreign currencies in 2016. Since approximately 35% of our revenue is denominated in foreign currency, our revenue results have been negatively impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

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

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2016	February 28, 2015	As Reported	Constant Currency
Revenue	$89,481	$81,381	10%	14%

Total revenue increased $8.1 million, or 10%, in the first quarter of fiscal year 2016 as compared to the same quarter last year. Revenue would have increased by 14% if exchange rates had been constant in fiscal year 2016 as compared to exchange rates in fiscal year 2015. The increase was primarily a result of an increase in maintenance and services revenue as further described below. Changes in prices from fiscal year 2015 to 2016 did not have a significant impact on our revenue.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2016	February 28, 2015	As Reported	Constant Currency
License	$23,955	$25,231	(5)%	(1)%
As a percentage of total revenue	27%	31%

License revenue decreased $1.3 million, or 5%, in the first quarter of fiscal year 2016 as compared to the same quarter last year. The decrease in license revenue was primarily due to decreases in sales to OpenEdge direct enterprise customers, as well as shortfalls in Corticon license sales.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2016	February 28, 2015	As Reported	Constant Currency
Maintenance	$58,336	$49,239	18%	23%
As a percentage of total revenue	65%	61%
Services	7,190	6,911	4%	5%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$65,526	$56,150	17%	21%
As a percentage of total revenue	73%	69%

Maintenance and services revenue increased $9.4 million in the first quarter of fiscal year 2016 as compared to the same quarter last year. Maintenance revenue increased 18% and professional services revenue increased 4% in the first quarter of fiscal year 2016 as compared to the first quarter of fiscal year 2015. The increase in maintenance revenue is primarily due to the impact of the Telerik acquisition during the first quarter of fiscal year 2015. As a result of acquisition accounting, the acquired deferred revenue balance was significantly reduced to reflect its fair value as of the acquisition date. Therefore, the reduction of the acquisition date deferred revenue had a negative impact on revenue in the first quarter of fiscal year 2015. However, in the first quarter of fiscal year 2016 we recognized revenue related to the full value of Telerik deferred revenue that was generated during fiscal year 2015. The increase in services revenue in the first quarter of fiscal year 2016 was primarily due to higher software-as-a-service (SaaS) revenue generated by our Application Development and Deployment segment compared to the same quarter last year, partially offset by lower professional services revenue.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2016	February 28, 2015	As Reported	Constant Currency
North America	$49,065	$42,125	16%	16%
As a percentage of total revenue	55%	52%
EMEA	$31,221	$27,863	12%	18%
As a percentage of total revenue	35%	34%
Latin America	$3,693	$4,967	(26)%	(1)%
As a percentage of total revenue	4%	6%
Asia Pacific	$5,502	$6,426	(14)%	(9)%
As a percentage of total revenue	6%	8%

Total revenue generated in North America increased $6.9 million and total revenue generated outside North America increased $1.2 million in the first quarter of fiscal year 2016 as compared to the same quarter last year. The increase in North America and EMEA was primarily due to the impact of the Telerik acquisition during the first quarter of fiscal year 2015. As a result of acquisition accounting, the acquired deferred revenue balance was significantly reduced to reflect its fair value as of the acquisition date. Therefore, the reduction of the acquisition date deferred revenue had a negative impact on revenue in the first quarter of fiscal year 2015. However, in the first quarter of fiscal year 2016 we recognized revenue related to the full value of Telerik deferred revenue that was generated during fiscal year 2015. The decrease in Latin America was due to the continuing difficult economic situation in Brazil, and the decrease in Asia Pacific was due to the partial recognition of a large multi-year OpenEdge deal in the first quarter of fiscal year 2015.

Total revenue generated in markets outside North America represented 45% of total revenue in the first quarter of fiscal year 2016 and 48% of total revenue in the first quarter of fiscal year 2015. If exchange rates had remained constant in the first quarter of fiscal year 2016 as compared to the exchange rates in effect in the first quarter of fiscal year 2015, total revenue generated in markets outside North America would have been 47% of total revenue.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2016	February 28, 2015	As Reported	Constant Currency
OpenEdge segment	$64,133	$69,471	(8)%	(3)%
Data Connectivity and Integration segment	6,596	7,113	(7)%	(7)%
Application Development and Deployment segment	18,752	4,797	291%	291%
Total revenue	$89,481	$81,381	10%	14%

Revenue in the OpenEdge segment decreased $5.3 million, or 8%, primarily due to lower license revenue from direct enterprise customers. Revenue in the OpenEdge segment would have decreased by 3% if exchange rates had been constant in fiscal year 2016 as compared to exchange rates in fiscal year 2015. Data Connectivity and Integration revenue decreased $0.5 million, or 7%, primarily due to lower license revenue. Application Development and Deployment revenue increased $14.0 million, quarter over quarter, as a result of the impact of the Telerik acquisition during the first quarter of fiscal year 2015 as described above.

Cost of Software Licenses

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Percentage Change
Cost of software licenses	$1,482	$1,720	(14)%
As a percentage of software license revenue	6%	7%
As a percentage of total revenue	2%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses decreased $0.2 million, or 14%, in the first quarter of fiscal year 2016 as compared to the same quarter last year, and decreased as a percentage of software license revenue from 7% to 6%. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Percentage Change
Cost of maintenance and services	$10,329	$11,275	(8)%
As a percentage of maintenance and services revenue	16%	20%
As a percentage of total revenue	12%	14%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services decreased $0.9 million, or 8%, in the first quarter of fiscal year 2016 as compared to the same quarter last year, and decreased as a percentage of maintenance and services revenue from 20% to 16%. The decrease in cost of maintenance and services is primarily due to lower depreciation expense resulting from the impairment of prior mobile technology long-lived assets in the second quarter of fiscal year 2015, as well as lower compensation-related costs as a result of a decrease in headcount as compared to the first quarter of fiscal year 2015.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Percentage Change
Amortization of acquired intangibles	$3,939	$4,633	(15)%
As a percentage of total revenue	4%	6%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles decreased $0.7 million, or 15%, in the first quarter of fiscal year 2016 as compared to the same quarter last year. The decrease was due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Percentage Change
Gross profit	$73,731	$63,753	16%
As a percentage of total revenue	82%	78%

Our gross profit increased $10.0 million, or 16%, in the first quarter of fiscal year 2016 as compared to the same quarter last year, and increased as a percentage of total revenue from 78% to 82%. The dollar increase is primarily related to the increase of maintenance revenue. As a result of acquisition accounting, the deferred revenue balance acquired from Telerik in the first quarter of fiscal year 2015 was significantly reduced to reflect its fair value as of the acquisition date, which impacted the amount of revenue recognized in the quarter. However, we were still incurring the associated costs to fulfill the acquired deferred revenue, which were reflected in our consolidated statement of operations in the first quarter of fiscal year 2015. As a result, our expenses as a percentage of total revenue were higher in the first quarter of fiscal year 2015.

Sales and Marketing

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Percentage Change
Sales and marketing	$29,658	$30,751	(4)%
As a percentage of total revenue	33%	38%

Sales and marketing expenses decreased $1.1 million, or 4%, in the first quarter of fiscal year 2016 as compared to the same quarter last year, and decreased as a percentage of total revenue from 38% to 33%. The decrease was primarily due to lower outside services costs as compared to the first quarter of fiscal year 2015. Marketing expenses were relatively consistent between the two periods.

Product Development

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Percentage Change
Product development costs	$21,797	$23,288	(6)%
Capitalized product development costs	—	(467)	(100)%
Total product development expense	$21,797	$22,821	(4)%
As a percentage of total revenue	24%	28%

Product development expenses decreased $1.0 million, or 4%, in the first quarter of fiscal year 2016 as compared to the same quarter last year, and decreased as a percentage of revenue from 28% to 24%. The decrease was primarily due to lower compensation-related costs as a result of the headcount reduction actions, which occurred in the first half and fourth quarter of fiscal year 2015. Capitalized product development costs decreased primarily as a result of our decision to replace our internally developed cloud-based mobile application development technology with technology acquired in connection with the acquisition of Telerik.

General and Administrative

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Percentage Change
General and administrative	$12,380	$14,315	(14)%
As a percentage of total revenue	14%	18%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased $1.9 million, or 14%, in the first quarter of fiscal year 2016 as compared to the same quarter in the prior year, and decreased as a percentage of revenue from 18% to 14%. The decrease was primarily due to lower compensation-related costs as a result of headcount reduction actions, which occurred in the first half and fourth quarter of fiscal year 2015.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Percentage Change
Amortization of acquired intangibles	$3,185	$3,202	(1)%
As a percentage of total revenue	4%	4%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles remained flat in the first quarter of fiscal year 2016 as compared to the same quarter last year.

Restructuring Expenses

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Percentage Change
Restructuring expenses	$(66)	$2,344	(103)%
As a percentage of total revenue	—%	3%

Restructuring expenses recorded in the first quarter of fiscal year 2016 relate to the restructuring activities occurring in fiscal years 2015, 2014, 2013 and 2012. See Note 11 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Percentage Change
Acquisition-related expenses	$72	$1,506	(95)%
As a percentage of total revenue	—%	2%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, including earn-out payments treated as compensation expense. Acquisition-related expenses in the first quarter of fiscal year 2016 were minimal. Acquisition-related expenses in the first quarter of fiscal year 2015 resulted primarily from expenses related to the Telerik acquisition completed in the first quarter of fiscal year 2015. See Note 6 to the condensed consolidated financial statements for additional details.

Income (Loss) From Operations

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Percentage Change
Income (loss) from operations	$6,705	$(11,186)	160%
As a percentage of total revenue	7%	(14)%

Income from operations increased $17.9 million, or 160%, in the first quarter of fiscal year 2016 as compared to the same quarter last year. As discussed above, the increase was primarily the result of higher revenue and lower expenses during the first quarter of fiscal year 2016 compared to the same quarter last year.

Income (Loss) from Operations by Segment

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Percentage Change
OpenEdge segment	$46,069	$49,937	(8)%
Data Connectivity and Integration segment	3,695	3,863	(4)%
Application Development and Deployment segment	9,941	(4,587)	317%
Other unallocated expenses	(53,000)	(60,399)	12%
Income (loss) from operations	$6,705	$(11,186)	160%

Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, general and administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition-related expenses.

Other (Expense) Income

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Percentage Change
Interest expense	$(1,057)	$(1,139)	7%
Interest income and other, net	162	515	(69)%
Foreign currency (loss) gain, net	(930)	1,557	(160)%
Total other (expense) income, net	$(1,825)	$933	(296)%
As a percentage of total revenue	(2)%	1%

Other (expense) income decreased $2.8 million in the first quarter of fiscal year 2016 as compared to the same quarter last year primarily due to the foreign currency loss in the first quarter of fiscal year 2016 compared to the foreign currency gain in the first quarter of fiscal year 2015, as well as a decrease to interest income. The change in foreign currency gains/losses is a result of movements in exchange rates and the impact in the first quarter of fiscal year 2016 on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision (Benefit) for Income Taxes

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Percentage Change
Provision (Benefit) for income taxes	$1,664	$(9,282)	(118)%
As a percentage of total revenue	2%	(11)%

Our effective income tax rate was 34% in the first quarter of fiscal year 2016 compared to 91% in the first quarter of fiscal year 2015. The decrease in the effective rate is primarily due to the jurisdictional mix of profits as a result of the acquisition of Telerik, where substantial losses were incurred in Bulgaria in fiscal year 2015 and tax effected at a 10% statutory rate and other jurisdictions’ earnings, primarily in the United States, were taxed at higher rates. The loss in Bulgaria in fiscal 2015 was primarily due to amortization expense and other purchase accounting adjustments related to the Telerik acquisition.  Deferred tax liabilities have been established in purchase accounting for the tax effect of the Telerik amortization expense and other purchase accounting adjustments. The first quarter of fiscal year 2016 also benefited from a reinstatement of the research and development credit in the tax code in December 2015 with a retroactive effective date of January 1, 2015 that resulted in a tax benefit of $0.6 million for the period from January 2015 to November 2015.

Net Income (Loss)

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015	Percentage Change
Net income (loss)	$3,216	$(971)	431%
As a percentage of total revenue	4%	(1)%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	February 29, 2016	November 30, 2015
Cash and cash equivalents	$203,704	$212,379
Short-term investments	47,787	28,900
Total cash, cash equivalents and short-term investments	$251,491	$241,279

The increase in cash, cash equivalents and short-term investments of $10.2 million from the end of fiscal year 2015 was primarily due to cash inflows from operations of $22.5 million, partially offset by cash outflows for repurchases of common stock of $9.0 million (the remaining repurchase amount of $2.7 million was cash settled subsequent to February 29, 2016), and payments of debt principal in the amount of $3.8 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of February 29, 2016, $54.0 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. This amount is considered to be permanently reinvested; as such, it is not available to fund our domestic operations. If we were to repatriate these funds, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material adverse impact on our liquidity.

Share Repurchase Program

In September 2015, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $114.5 million as of the beginning of our fiscal year 2016. In the three months ended February 29, 2016, we repurchased and retired 0.5 million shares of our common stock for $11.7 million, leaving $102.8 million remaining under the authorization.

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $202.8 million. Our intent is to utilize the full amount of this authorization by the end of the fiscal year ended November 30, 2016. We do not believe that the utilization of the full amount of this authorization by the end of the fiscal year ended November 30, 2016 will have a material adverse impact on our liquidity.

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

We borrowed the $150 million term loan included in the Credit Agreement to partially fund our acquisition of Telerik. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including potential acquisitions of other businesses, and may also use it for working capital.

Interest rates for the term loan and revolving credit facility are determined based on an index selected at our option and would range from 1.50% to 2.25% above the Eurodollar rate for Eurodollar-based borrowings or would range from 0.50% to 1.25% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates (LIBOR) for those currencies, based on our leverage ratio. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.25% to 0.40% per annum, based upon our leverage ratio. The interest rate of the credit facility as of February 29, 2016 was 2.19%.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of February 29, 2016 was $140.6 million, with $9.4 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments are in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of February 29, 2016, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. As of February 29, 2016, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these covenants as of February 29, 2016.

Cash Flows from Operating Activities

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015
Net income	$3,216	$(971)
Non-cash reconciling items included in net income	16,162	(928)
Changes in operating assets and liabilities	3,124	39,039
Net cash flows from operating activities	$22,502	$37,140

The decrease in cash generated from operations in the first three months of fiscal year 2016 as compared to the first three months of fiscal year 2015 was primarily due to changes in operating assets and liabilities. Cash flows in the first three months of fiscal year 2015 were particularly strong due to improvements in working capital driven largely by a shorter collection cycle of Telerik's receivables. In addition, compared to the prior year, the first three months of fiscal year 2016 was impacted by higher tax payments, the payment of higher variable compensation relating to fiscal year 2015 performance, and the payment of retention bonuses as part of the Telerik acquisition.

Our gross accounts receivable as of February 29, 2016 decreased by $7.9 million from the end of fiscal year 2015, which is primarily due to greater collections than billings during the period. Days sales outstanding (DSO) in accounts receivable was 59 days compared to 56 days in the fiscal first quarter of 2015 due to the timing of billings in the quarter. In addition, our total deferred revenue as of February 29, 2016 increased by $10.6 million from the end of fiscal year 2015.

Cash Flows from Investing Activities

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015
Net investment activity	$(19,073)	$(4,126)
Purchases of property and equipment	(1,414)	(2,335)
Capitalized software development costs	—	(306)
Payments for acquisitions, net of cash acquired	—	(246,275)
Proceeds from divestitures, net	—	4,500
Net cash flows used in investing activities	$(20,487)	$(248,542)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In addition, we purchased $1.4 million of property and equipment in the first three months of fiscal year 2016, as compared to $2.3 million in the first three months of fiscal year 2015. Most significantly, however, we acquired Telerik during the first quarter of fiscal year 2015 for a net cash amount of $246.3 million and did not complete any acquisitions during the first quarter of fiscal year 2016.

Cash Flows from Financing Activities

	Three Months Ended
(In thousands)	February 29, 2016	February 28, 2015
Proceeds from stock-based compensation plans	$3,670	$3,338
Repurchases of common stock	(9,041)	(7,827)
Net proceeds from the issuance of debt	(3,750)	146,418
Other financing activities	(346)	179
Net cash flows used in financing activities	$(9,467)	$142,108

During the first three months of fiscal year 2016, we received $3.7 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $3.3 million in the first three months of fiscal year 2015. In addition, in the first three months of fiscal year 2016, we repurchased $9.0 million of our common stock under our share repurchase plan compared to $7.8 million in the same period of the prior year. Most significantly, during the first three months of fiscal year 2015, we received net proceeds of $146.4 million from the issuance of debt, whereas we made principal payments on this debt in the amount of $3.8 million during the first three months of fiscal year 2016.

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

Liquidity Outlook

We believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We do not contemplate a need for any foreign repatriation of the earnings which are deemed permanently reinvested. Our foreseeable cash needs include our planned capital expenditures and share repurchases, lease commitments, restructuring obligations and other long-term obligations.

Revenue Backlog

(In thousands)	February 29, 2016	February 28, 2015
Deferred revenue, primarily related to unexpired maintenance and support contracts	$144,671	$125,888
Multi-year licensing arrangements (1)	18,799	19,430
Total revenue backlog	$163,470	$145,318

(1)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $16.8 million of the multi-year licensing arrangements as of February 29, 2016 relate to DataDirect OEM arrangements, while the remaining amount relates to arrangements in our OpenEdge business unit.

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

Contractual Obligations

There have been no material changes to our contractual obligations disclosed in tabular format in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company expects the impact on the Company's consolidated balance sheets to be a reclassification of up to $1.1 million from other assets to long-term debt as of December 1, 2016.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016. Early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the new effective date for the Company will be December 1, 2018. This update will impact the timing and amounts of revenue recognized. Management is currently assessing the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal year 2016, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2015 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended February 29, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015. For convenience, all of our risk factors are included below. The risks discussed below could materially affect our business, financial condition and future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

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

Fluctuations in foreign currency exchange rates could have an adverse impact on our financial condition and results of operations. Changes in the value of foreign currencies relative to the U.S. dollar has adversely affected our results of operations and financial position. For example, during the second half of 2014 and early 2015, the value of the U.S. dollar strengthened in comparison to certain foreign currencies, including in Europe, Brazil and Australia. As approximately 35% of our revenue is denominated in foreign currency, our fiscal year 2015 and fiscal first quarter of 2016 revenue results were impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

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

We rely on the experience and expertise of our executives and skilled employees, and must continue to attract and retain qualified executive, technical, marketing and managerial personnel in order to succeed. Our future success will depend in a large part upon our ability to attract and retain highly skilled executive, technical, managerial, sales and marketing personnel. There is significant competition for such personnel in the software industry. We may not continue to be successful in attracting and retaining the personnel we require to develop new and enhanced products and to continue to grow and operate profitably.

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

We are required to comply with certain financial and operating covenants under our credit facility and to make scheduled debt payments as they become due; any failure to comply with those covenants or to make scheduled payments could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility. In December 2014, we entered into a new credit facility, which consists of a $150 million term loan and a $150 million revolving loan (and may be increased by an additional $75 million in the form of revolving loans or term loans, or a combination thereof if the existing or additional lenders are willing to make such increased commitments). This facility matures in December 2019, at which time any amounts outstanding will be due and payable in full. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions and share repurchases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the first quarter of fiscal year 2016 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)(2)
December 2015	—	$—	—	$114,527
January 2016	—	—	—	114,527
February 2016	478,492	24.40	—	102,841
Total	478,492	$24.40	—	$102,841

(1)	In September 2015, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $114.5 million as of the beginning of fiscal year 2016.

(2)	In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $202.8 million.

Item 5. Other Information

On March 23, 2016, the Board of Directors adopted the 2016 Fiscal Year Compensation Program for Non-Employee Directors (the “2016 Plan”), which provides for the payment of cash and equity compensation to non-employee members of our Board of Directors in connection with their service to Progress. The 2016 Plan is identical to the compensation plan applicable to directors in 2015, except as described in the next paragraph.

Under the 2016 Plan, our non-employee directors will be paid an annual retainer of $250,000. This annual retainer will be paid $50,000 in cash and $200,000 in equity (with the equity paid in the form of restricted stock units or stock options or any combination of the two, at the election of the individual director). The non-executive Chairman of the Board will be paid an additional cash retainer of $50,000, which was increased from the plan applicable to directors in 2015 by $20,000. With respect to service on the committees of our Board of Directors, the following fees will be paid:

•	Audit Committee - $25,000 for the Chairman and $20,000 for the other members;

•	Compensation Committee - $20,000 for the Chairman and $15,000 for the other members; and

•	Nominating and Corporate Governance Committee - $12,500 for the Chairman and $10,000 for the other members.

On March 30, 2016, we issued a press release announcing that Chris E. Perkins, the Company’s Chief Financial Officer, plans to retire after a transition period while the Company searches for his replacement. The Company also announced that it will begin a search for Mr. Perkins’ replacement shortly.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1*	2016 Fiscal Year Compensation Program for Non-Employee Directors

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Philip M. Pead

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Chris E. Perkins

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 29, 2016 and November 30, 2015; (ii) Condensed Consolidated Statements of Income for the three months ended February 29, 2016 and February 28, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 29, 2016 and February 28, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended February 29, 2016 and February 28, 2015; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	April 8, 2016	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 8, 2016	/s/ CHRIS E. PERKINS
Chris E. Perkins
Chief Financial Officer
(Principal Financial Officer)

Dated:	April 8, 2016	/s/ PAUL A. JALBERT
Paul A. Jalbert
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	2016 Fiscal Year Compensation Program for Non-Employee Directors

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Philip M. Pead

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Chris E. Perkins

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 29, 2016 and November 30, 2015; (ii) Condensed Consolidated Statements of Income for the three months ended February 29, 2016 and February 28, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 29, 2016 and February 28, 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended February 29, 2016 and February 28, 2015; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith