Form 10-Q
period 2016-05-31
PROGRESS SOFTWARE CORP /MA
filed 2016-07-08
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016

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
Yes  ☐ No  ☒
As of June 29, 2016, there were 48,476,691 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE SIX MONTHS ENDED MAY 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	May 31, 2016	November 30, 2015
Assets
Current assets:
Cash and cash equivalents	$179,733	$212,379
Short-term investments	49,376	28,900
Total cash, cash equivalents and short-term investments	229,109	241,279
Accounts receivable (less allowances of $1,538 and $2,193, respectively)	48,294	66,459
Other current assets	21,970	15,671
Total current assets	299,373	323,409
Property and equipment, net	51,760	54,226
Intangible assets, net	99,864	114,113
Goodwill	370,025	369,985
Deferred tax assets	9,537	10,971
Other assets	3,671	4,419
Total assets	$834,230	$877,123
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$11,250	$9,375
Accounts payable	9,630	11,188
Accrued compensation and related taxes	19,951	29,720
Income taxes payable	4,059	2,941
Other accrued liabilities	17,528	21,465
Short-term deferred revenue	133,006	125,227
Total current liabilities	195,424	199,916
Long-term debt	127,500	135,000
Long-term deferred revenue	9,229	8,844
Deferred tax liabilities	6,918	7,112
Other noncurrent liabilities	3,756	3,787
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 48,903,292 shares in 2016 and 50,579,539 shares in 2015	231,043	227,930
Retained earnings	282,918	319,162
Accumulated other comprehensive loss	(22,558)	(24,628)
Total shareholders’ equity	491,403	522,464
Total liabilities and shareholders’ equity	$834,230	$877,123
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Revenue:
Software licenses	$28,787	$28,722	$52,742	$53,953
Maintenance and services	67,331	60,095	132,857	116,245
Total revenue	96,118	88,817	185,599	170,198
Costs of revenue:
Cost of software licenses	1,233	1,365	2,715	3,085
Cost of maintenance and services	11,063	10,288	21,392	21,563
Amortization of acquired intangibles	3,939	4,093	7,878	8,726
Total costs of revenue	16,235	15,746	31,985	33,374
Gross profit	79,883	73,071	153,614	136,824
Operating expenses:
Sales and marketing	29,138	31,852	58,796	62,602
Product development	22,297	22,290	44,094	45,111
General and administrative	12,264	13,673	24,644	27,988
Amortization of acquired intangibles	3,185	3,171	6,370	6,373
Restructuring expenses	331	3,810	265	6,153
Acquisition-related expenses	324	1,010	396	2,518
Total operating expenses	67,539	75,806	134,565	150,745
Income (loss) from operations	12,344	(2,735)	19,049	(13,921)
Other (expense) income:
Interest expense	(1,013)	(947)	(2,070)	(2,086)
Interest income and other, net	264	454	426	968
Foreign currency (loss) gain, net	(612)	(532)	(1,542)	1,025
Total other (expense) income, net	(1,361)	(1,025)	(3,186)	(93)
Income (loss) before income taxes	10,983	(3,760)	15,863	(14,014)
Provision (benefit) for income taxes	3,708	(9,529)	5,372	(18,812)
Net income	$7,275	$5,769	$10,491	$4,798
Earnings per share:
Basic	$0.15	$0.11	$0.21	$0.10
Diluted	$0.14	$0.11	$0.21	$0.09
Weighted average shares outstanding:
Basic	49,873	50,342	50,341	50,505
Diluted	50,354	51,085	50,897	51,224
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Net income	$7,275	$5,769	$10,491	$4,798
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,907	(2,672)	1,817	(8,154)
Reclassification adjustment for losses included in net income, net of tax of $0 for the second quarter and first six months of 2016	256	—	256	—
Unrealized losses on investments, net of tax of $0 for the second quarter and first six months of 2016 and 2015	(43)	(33)	(3)	(35)
Total other comprehensive income (loss), net of tax	3,120	(2,705)	2,070	(8,189)
Comprehensive income (loss)	$10,395	$3,064	$12,561	$(3,391)

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015
Cash flows from operating activities:
Net income	$10,491	$4,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,382	4,999
Amortization of intangibles and other	15,527	16,496
Stock-based compensation	13,231	12,275
Loss on disposal of property	298	14
Asset impairment	—	3,947
Deferred income taxes	1,441	(28,966)
Excess tax benefit from stock plans	(258)	(710)
Allowances for accounts receivable	(504)	307
Changes in operating assets and liabilities:
Accounts receivable	19,364	15,226
Other assets	(5,444)	2,114
Accounts payable and accrued liabilities	(17,557)	(3,702)
Income taxes payable	962	1,340
Deferred revenue	7,329	29,793
Net cash flows from operating activities	49,262	57,931
Cash flows used in investing activities:
Purchases of investments	(25,970)	(19,266)
Sales and maturities of investments	4,885	5,941
Purchases of property and equipment	(2,617)	(4,405)
Capitalized software development costs	—	(1,383)
Payments for acquisitions, net of cash acquired	—	(246,275)
Proceeds from divestitures, net	—	4,500
Net cash flows used in investing activities	(23,702)	(260,888)
Cash flows (used in) from financing activities:
Proceeds from stock-based compensation plans	6,007	6,356
Purchases of stock related to withholding taxes from the issuance of restricted stock units	(2,751)	(2,851)
Repurchases of common stock	(58,516)	(32,868)
Excess tax benefit from stock plans	258	710
Proceeds from the issuance of debt	—	150,000
Payment of long-term debt	(5,625)	(3,750)
Payment of issuance costs for long-term debt	—	(1,707)
Net cash flows (used in) from financing activities	(60,627)	115,890
Effect of exchange rate changes on cash	2,421	(9,995)
Net decrease in cash and cash equivalents	(32,646)	(97,062)
Cash and cash equivalents, beginning of period	212,379	263,082
Cash and cash equivalents, end of period	$179,733	$166,020

Condensed Consolidated Statements of Cash Flows, continued

	Six Months Ended
	May 31, 2016	May 31, 2015
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $647 in 2016 and $1,335 in 2015	$7,778	$3,850
Cash paid for interest	$1,559	$1,427
Non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$7,769	$9,942
Unsettled repurchases of common stock	$1,516	$—
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - We are a global leader in application development, empowering the digital transformation organizations need to create and sustain engaging user experiences in today's evolving marketplace. With offerings spanning web, mobile and data for on-premise and cloud environments, we power startups and industry titans worldwide. Our solutions are used across a variety of industries.

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

Recent Accounting Pronouncements - In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance in ASU 2016-09 is required for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We currently expect that most of our operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption. However, we are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Early adoption is permitted for financial statements that have not been previously issued. We estimate that the impact on our consolidated balance sheets will be a reclassification of up to $1.1 million from other assets to long-term debt as of December 1, 2016.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at May 31, 2016 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$174,198	$—	$—	$174,198
Money market funds	5,535	—	—	5,535
State and municipal bond obligations	39,584	3	—	39,587
U.S. treasury bonds	4,658	—	(6)	4,652
U.S. government agency bonds	1,633	—	—	1,633
Corporate bonds	3,501	3	—	3,504
Total	$229,109	$6	$(6)	$229,109

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2015 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$186,241	$—	$—	$186,241
Money market funds	26,138	—	—	26,138
State and municipal bond obligations	20,387	30	—	20,417
U.S. treasury bonds	3,109	—	(15)	3,094
U.S. government agency bonds	1,645	—	(4)	1,641
Corporate bonds	3,756	—	(8)	3,748
Total	$241,276	$30	$(27)	$241,279

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	May 31, 2016		November 30, 2015
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$174,198	$—	$186,241	$—
Money market funds	5,535	—	26,138	—
State and municipal bond obligations	—	39,587	—	20,417
U.S. treasury bonds	—	4,652	—	3,094
U.S. government agency bonds	—	1,633	—	1,641
Corporate bonds	—	3,504	—	3,748
Total	$179,733	$49,376	$212,379	$28,900

The fair value of debt securities by contractual maturity is as follows (in thousands):

	May 31, 2016	November 30, 2015
Due in one year or less	$27,380	$15,945
Due after one year (1)	21,996	12,955
Total	$49,376	$28,900

(1)
Includes state and municipal bond obligations and corporate bonds, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of May 31, 2016 or November 30, 2015.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets or other accrued liabilities on the consolidated balance sheets at the end of each reporting period and expire from 30 days to one year. In the three and six months ended May 31, 2016, realized and unrealized gains of $2.3 million and $0.8 million, respectively, from our forward contracts were recognized in foreign currency (loss) gain, net, in the condensed consolidated statements of operations. In the three and six months ended May 31, 2015, realized and unrealized losses of $1.2 million and $2.5 million, respectively, from our forward contracts were recognized in foreign currency gain (loss), net, in the condensed consolidated statements of operations. The gains and losses were substantially offset by realized and unrealized losses and gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	May 31, 2016		November 30, 2015
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$87,259	$(3,644)	$76,748	$(4,026)
Forward contracts to purchase U.S. dollars	3,383	(5)	2,077	5
Total	$90,642	$(3,649)	$78,825	$(4,021)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at May 31, 2016 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$5,535	$5,535	$—	$—
State and municipal bond obligations	39,587	—	39,587	—
U.S. treasury bonds	4,652	—	4,652	—
U.S. government agency bonds	1,633	—	1,633	—
Corporate bonds	3,504	—	3,504	—
Liabilities
Foreign exchange derivatives	$(3,649)	$—	$(3,649)	$—

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

The following table reflects the activity for our liabilities measured at fair value using Level 3 inputs, which relate to a contingent consideration obligation in connection with a prior acquisition, for each period presented (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Balance, beginning of period	$—	$1,615	$—	$1,717
Changes in fair value of contingent consideration obligation	—	(1,111)	—	(1,213)
Transfer to Level 2 fair value measurement	—	(209)	—	(209)
Balance, end of period	$—	$295	$—	$295

We recorded credits of approximately $1.1 million and $1.2 million during the three and six months ended May 31, 2015, respectively, due to the change in fair value of a contingent consideration obligation in connection with a prior acquisition, which is included in acquisition-related expenses in our condensed consolidated statement of operations. The contingent consideration obligation was reduced to $0 during the fiscal year ended November 30, 2015.

We did not have any nonrecurring fair value measurements during the six months ended May 31, 2016.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	May 31, 2016			November 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$117,204	$(62,895)	$54,309	$117,151	$(54,963)	$62,188
Customer-related	67,602	(30,676)	36,926	67,602	(25,493)	42,109
Trademarks and trade names	15,330	(6,701)	8,629	15,330	(5,514)	9,816
Total	$200,136	$(100,272)	$99,864	$200,083	$(85,970)	$114,113

In the three and six months ended May 31, 2016, amortization expense related to intangible assets was $7.1 million and $14.3 million, respectively. In the three and six months ended May 31, 2015, amortization expense related to intangible assets was $7.3 million and $15.1 million, respectively.

Future amortization expense for intangible assets as of May 31, 2016, is as follows (in thousands):

Remainder of 2016	$14,250
2017	28,499
2018	27,686
2019	26,561
2020	1,786
Thereafter	1,082
Total	$99,864

Goodwill

Changes in the carrying amount of goodwill in the six months ended May 31, 2016 are as follows (in thousands):

Balance, November 30, 2015	$369,985
Translation adjustments	40
Balance, May 31, 2016	$370,025

Changes in the goodwill balances by reportable segment in the six months ended May 31, 2016 are as follows (in thousands):

	November 30, 2015	Translation Adjustments	May 31, 2016
OpenEdge	$211,980	$40	$212,020
Data Connectivity and Integration	19,040	—	19,040
Application Development and Deployment	138,965	—	138,965
Total goodwill	$369,985	$40	$370,025

During the fourth quarter of fiscal year 2015, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of October 31, 2015. During the quarter ending May 31, 2016, no triggering events have occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

Note 6: Business Combinations

Telerik Acquisition

On December 2, 2014, we completed the acquisition of all of the outstanding securities of Telerik AD (Telerik), a leading provider of application development tools based in Sofia, Bulgaria, for total consideration of $262.5 million. Approximately $10.5 million of the total consideration was paid to Telerik’s founders and certain other key employees in restricted stock units, subject to a vesting schedule and continued employment. Under the Securities Purchase Agreement, 10% of the total consideration was deposited into an escrow account to secure certain indemnification and other obligations of the sellers to Progress. The full amount of the escrow was released by the escrow agent in June 2016.

Through this acquisition, we now provide comprehensive cloud and on-premise platform offerings that enable developers to rapidly create applications, driven by data for any web, desktop or mobile platform. We funded the acquisition through a combination of existing cash resources and a $150 million term loan (Note 7).

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred, but are required to be expensed as incurred. We incurred $0.3 million of acquisition-related costs during the three and six months ended May 31, 2016 and approximately $1.1 million and $1.9 million during the three and six months ended May 31, 2015, respectively, which are included in acquisition-related expenses in our condensed consolidated statement of operations.

In connection with the acquisition of Telerik, we agreed to provide retention bonuses to certain Telerik employees as an incentive for those employees to remain with Telerik for at least one year following the acquisition. We concluded that the retention bonuses for these individuals, which totaled approximately $2.2 million, are compensation arrangements and recognized these costs over the one-year service period. During the three and six months ended May 31, 2015, we incurred $0.6 million and $1.2 million of expense related to the retention bonuses, respectively, which is included in the acquisition-related expenses in our consolidated statement of operations. There were no additional expenses related to the retention bonuses incurred during the three and six months ended May 31, 2016 and the entire amount accrued during fiscal year 2015 was paid during December 2015.

The operations of Telerik are included in our operating results as part of the Application Development and Deployment segment from the date of acquisition. The amount of revenue of Telerik included in our condensed consolidated statement of operations during the three and six months ended May 31, 2016 was $18.5 million and $36.6 million, respectively. The amount of revenue of Telerik included in our condensed consolidated statement of operations during the three and six months ended May 31, 2015 was $9.2 million and $13.7 million, respectively. The revenue from sales of Telerik products and maintenance is primarily recognized ratably over the maintenance period, which is generally one year, as vendor specific objective evidence of fair value cannot be established for such maintenance. The amount of pretax losses of Telerik included in our condensed consolidated statement of operations during the three and six months ended May 31, 2016 was $7.6 million and $13.0 million, respectively. The amount of pretax losses of Telerik included in our condensed consolidated statement of operations during the three and six months ended May 31, 2015 was $14.0 million and $31.0 million, respectively. The pretax losses in each three and six month period includes the amortization expense of approximately $6.2 million and $12.3 million, respectively, related to the acquired intangible assets discussed above. In addition, the pretax losses in the three and six months ended May 31, 2016 includes stock-based compensation expense of approximately $2.1 million and $4.2 million, respectively.

Note 7: Term Loan and Line of Credit

Our credit agreement provides for a $150 million secured term loan and a $150 million secured revolving credit facility, which may be made available in U.S. Dollars and certain other currencies. The revolving credit facility may be increased by up to an additional $75 million if the existing or additional lenders are willing to make such increased commitments. We borrowed the $150 million term loan included in our credit agreement to partially fund our acquisition of Telerik, as described in Note 6. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of May 31, 2016 was $138.8 million, with $11.3 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments are in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of May 31, 2016, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate of the credit facility as of May 31, 2016 was 2.19%.

Costs incurred to obtain our long-term debt of $1.8 million were recorded as debt issuance costs within other assets in our consolidated balance sheet as of May 31, 2016 and are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to debt issuance costs of $0.1 million and $0.2 million for the three and six months ended May 31, 2016, respectively, and $0.1 million and $0.2 million for the three and six months ended May 31, 2015, respectively, is recorded within interest expense in our condensed consolidated statements of operations.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. As of May 31, 2016, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

As of May 31, 2016, aggregate principal payments of long-term debt for the next five years and thereafter are (in thousands):

Remainder of 2016	$3,750
2017	15,000
2018	15,000
2019	105,000
Total	$138,750

Note 8: Common Stock Repurchases

We repurchased and retired 1.9 million shares of our common stock for $48.3 million in the three months ended May 31, 2016 and 2.4 million shares for $60.0 million in the six months ended May 31, 2016. In the three and six months ended May 31, 2015, we repurchased and retired 1.0 million shares for $25.0 million and 1.3 million shares for $32.9 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program.

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $202.8 million. As of May 31, 2016, there is $154.5 million remaining under this current authorization.

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

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Cost of maintenance and services	$180	$154	$376	$319
Sales and marketing	962	1,488	2,041	2,725
Product development	2,397	1,062	5,077	2,564
General and administrative	2,754	3,735	5,737	6,667
Total stock-based compensation	$6,293	$6,439	$13,231	$12,275

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the six months ended May 31, 2016 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2015	$(24,582)	$(46)	$(24,628)
Other comprehensive loss before reclassifications, net of tax	1,817	(3)	1,814
Amounts reclassified from accumulated other comprehensive loss to realized losses included in earnings	256	—	256
Balance, May 31, 2016	$(22,509)	$(49)	$(22,558)

The tax effect on accumulated unrealized gains (losses) on investments was minimal as of May 31, 2016 and November 30, 2015.

Note 11: Restructuring Charges

The following table provides a summary of activity for all of the restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2015	$412	$2,949	$3,361
Costs incurred	306	(41)	265
Cash disbursements	(418)	(2,066)	(2,484)
Translation adjustments and other	6	19	25
Balance, May 31, 2016	$306	$861	$1,167

2015 Restructurings

During the first quarter of fiscal year 2015, we restructured our operations in connection with the acquisition of Telerik. This restructuring resulted in a reduction of redundant positions primarily within the administrative functions. This restructuring also resulted in the closing of two facilities as well as asset impairment charges for assets no longer deployed as a result of the acquisition. During the second and third quarters of fiscal year 2015, we incurred additional costs with respect to this restructuring, including reduction of redundant positions primarily within the product development function, as well as an impairment charge discussed further below.

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

As part of this first quarter of fiscal year 2015 restructuring, for the three and six months ended May 31, 2016, we incurred expenses of $0.2 million and $0.3 million, respectively, and for the three and six months ended May 31, 2015, we incurred expenses of $3.9 million and $4.9 million, respectively. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. We do not expect to incur additional material costs with respect to this restructuring.

A summary of the first six months of fiscal year 2016 activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2015	$209	$309	$518
Costs incurred	293	(19)	274
Cash disbursements	(274)	(267)	(541)
Translation adjustments and other	4	3	7
Balance, May 31, 2016	$232	$26	$258

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the third quarter of fiscal year 2016. As a result, the total amount of the restructuring reserve of $0.3 million is included in other accrued liabilities on the condensed consolidated balance sheet at May 31, 2016.

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

As part of this fourth quarter of fiscal year 2015 restructuring, for the three and six months ended May 31, 2016, we incurred expenses of $0.1 million and recorded a minimal credit to restructuring expenses in the consolidated statements of operations, respectively, due to changes in estimates of severance to be paid. We do not expect to incur additional material costs with respect to this restructuring.

A summary of the first six months of fiscal year 2016 activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2015	$—	$2,617	$2,617
Costs incurred	—	(22)	(22)
Cash disbursements	—	(1,799)	(1,799)
Translation adjustments and other	—	16	16
Balance, May 31, 2016	$—	$812	$812

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2016. As a result, the total amount of the restructuring reserve of $0.8 million is included in other accrued liabilities on the condensed consolidated balance sheet at May 31, 2016.

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

As part of these restructuring actions, for the three and six months ended May 31, 2016, we incurred minimal expenses, and for the three and six months ended May 31, 2015, we incurred expenses of $0 and $1.3 million, respectively, which are related to employee costs, including severance, health benefits, and outplacement services (but excluding stock-based compensation), and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2012, 2013, and 2014 restructuring actions. The restructuring reserve of $0.1 million is included in other accrued liabilities on the condensed consolidated balance sheet as of May 31, 2016.

Note 12: Income Taxes

Our income tax provision for the second quarter of fiscal years 2016 and 2015 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The decrease in our effective tax rate in the six months ended May 31, 2016 compared to the same period in the prior year is primarily due to the jurisdictional mix of profits as a result of the acquisition of Telerik, where substantial losses were incurred in Bulgaria in fiscal year 2015 and tax effected at a 10% statutory rate and other jurisdictions’ earnings, primarily in the United States, were taxed at higher rates.

In addition, during the preparation of our condensed consolidated financial statements for the three months ended May 31, 2016, we identified an error in our prior year income tax provision whereby income tax expense was overstated for the year ended November 30, 2015 by $2.7 million related to our tax treatment of an intercompany gain. We determined that the error is not material to the prior year financial statements. We also concluded that recording an out-of-period correction would not be material and have therefore corrected this error by recording an out-of-period $2.7 million tax benefit in our interim financial statements for the periods ended May 31, 2016.

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

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Net income	$7,275	$5,769	$10,491	$4,798
Weighted average shares outstanding	49,873	50,342	50,341	50,505
Dilutive impact from common stock equivalents	481	743	556	719
Diluted weighted average shares outstanding	50,354	51,085	50,897	51,224
Basic earnings per share	$0.15	$0.11	$0.21	$0.10
Diluted earnings per share	$0.14	$0.11	$0.21	$0.09

We excluded stock awards representing approximately 450,000 shares and 491,000 shares of common stock from the calculation of diluted earnings per share in the three and six months ended May 31, 2016, respectively, because these awards were anti-dilutive. In the three and six months ended May 31, 2015, we excluded stock awards representing 247,000 shares and 250,000 shares of common stock, respectively, from the calculation of diluted earnings per share as they were anti-dilutive.

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

The following table provides revenue and contribution from our reportable segments and reconciles to the consolidated income (loss) before income taxes:

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Segment revenue:
OpenEdge	$66,928	$71,906	$131,061	$141,377
Data Connectivity and Integration	10,005	7,275	16,601	14,388
Application Development and Deployment	19,185	9,636	37,937	14,433
Total revenue	96,118	88,817	185,599	170,198
Segment costs of revenue and operating expenses:
OpenEdge	17,296	18,446	35,360	37,980
Data Connectivity and Integration	3,134	3,133	6,035	6,383
Application Development and Deployment	9,724	10,851	18,535	20,235
Total costs of revenue and operating expenses	30,154	32,430	59,930	64,598
Segment contribution:
OpenEdge	49,632	53,460	95,701	103,397
Data Connectivity and Integration	6,871	4,142	10,566	8,005
Application Development and Deployment	9,461	(1,215)	19,402	(5,802)
Total contribution	65,964	56,387	125,669	105,600
Other unallocated expenses (1)	53,620	59,122	106,620	119,521
Income (loss) from operations	12,344	(2,735)	19,049	(13,921)
Other (expense) income, net	(1,361)	(1,025)	(3,186)	(93)
Income (loss) before income taxes	$10,983	$(3,760)	$15,863	$(14,014)

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

Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from customers by revenue type is as follows (in thousands):

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Software licenses	$28,787	$28,722	$52,742	$53,953
Maintenance	59,485	52,656	117,821	101,894
Professional services	7,846	7,439	15,036	14,351
Total	$96,118	$88,817	$185,599	$170,198

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

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
North America	$53,392	$47,520	$102,457	$89,644
EMEA	31,577	31,146	62,798	59,010
Latin America	4,389	4,388	8,082	9,356
Asia Pacific	6,760	5,763	12,262	12,188
Total	$96,118	$88,817	$185,599	$170,198

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

Use of Constant Currency

Revenue from our international operations has historically represented a substantial portion of our total revenue. As a result, our revenue results have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. For example, if the local currencies of our foreign subsidiaries weaken, our consolidated results stated in U.S. dollars are negatively impacted.

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

Overview

We are a global leader in application development, empowering the digital transformation organizations need to create and sustain engaging user experiences in today's evolving marketplace. With offerings spanning web, mobile and data for on-premise and cloud environments, we power startups and industry titans worldwide. Our solutions are used across a variety of industries. We operate as three distinct segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment, each with dedicated product management and product marketing functions.

At the beginning of fiscal year 2015, we acquired Telerik AD, a leading provider of application development tools. Telerik enables its 1.9 million strong developer community to create compelling user experiences across cloud, web, mobile and desktop applications. Through this acquisition, we provide comprehensive cloud and on-premise platform offerings that enable developers to rapidly create applications, driven by data for any web, desktop or mobile platform.

The revenue of Telerik is being recognized ratably over the maintenance period, which is generally one year, as vendor specific objective evidence (or VSOE) of fair value cannot be established for such maintenance. As a result of acquisition accounting, the acquired deferred revenue balance was significantly reduced to reflect its fair value as of the acquisition date. However, we are still incurring the associated costs to fulfill the acquired deferred revenue, which are reflected in our consolidated statement of operations. As a result, during fiscal year 2015, our expenses as a percentage of total revenue were higher than we expect they will be in future periods once this acquired deferred revenue balance is recognized. The impact of this on fiscal year 2016 has been, and is expected to continue to be, minimal.

In the first six months of fiscal year 2016, our results were adversely impacted by decreases in sales to OpenEdge direct enterprise customers. During the past three fiscal years, our results have benefited from several large license sales to OpenEdge direct enterprise customers. These large transactions are difficult to predict as they are subject to longer sales cycles and the timing of completion is often uncertain. If we fail to complete these large transactions or if completion is delayed, our results will be adversely impacted.

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $202.8 million. During the three months ended May 31, 2016, we repurchased and retired 1.9 million shares of our common stock for $48.3 million. As of May 31, 2016, there is $154.5 million remaining under the current authorization. Our intent is to utilize the full amount of this authorization by the end of the fiscal year ended November 30, 2016.

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

In addition, the announcement of the Referendum of the United Kingdom’s (or the U.K.) Membership of the European Union (E.U.) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the further strengthening of the U.S. dollar against foreign currencies. The announcement of Brexit may create further global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services. If the Referendum is passed into law, there could be further uncertainty as the U.K. determines the future terms of its relationship with the E.U. Any of these effects of Brexit, among others, could materially adversely affect our business, results of operations and financial condition.

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

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2016	May 31, 2015	As Reported	Constant Currency
Revenue	$96,118	$88,817	8%	9%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2016	May 31, 2015	As Reported	Constant Currency
Revenue	$185,599	$170,198	9%	11%

Total revenue increased $7.3 million, or 8%, in the second quarter of fiscal year 2016 as compared to the same quarter last year. Revenue would have increased by 9% if exchange rates had been constant during the period as compared to exchange rates in the same quarter last year. In addition, total revenue increased $15.4 million, or 11% on a constant currency basis and 9% using actual exchange rates, in the first six months of fiscal year 2016 as compared to the same period last year. The increase in all periods was primarily a result of an increase in maintenance and services revenue as further described below. Changes in prices from fiscal year 2015 to 2016 did not have a significant impact on our revenue.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2016	May 31, 2015	As Reported	Constant Currency
License	$28,787	$28,722	—%	1%
As a percentage of total revenue	30%	32%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2016	May 31, 2015	As Reported	Constant Currency
License	$52,742	$53,953	(2)%	—%
As a percentage of total revenue	28%	32%

License revenue remained flat in the second quarter of fiscal year 2016 as compared to the same quarter last year and decreased $1.2 million, or 2%, in the first six months of fiscal year 2016 as compared to the same period last year. The decrease in license revenue over the first six months of fiscal year 2016 as compared to the same periods last year was primarily due to decreases in sales to OpenEdge direct enterprise customers and in Corticon license sales.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2016	May 31, 2015	As Reported	Constant Currency
Maintenance	$59,485	$52,656	13%	14%
As a percentage of total revenue	62%	59%
Services	7,846	7,439	5%	6%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$67,331	$60,095	12%	13%
As a percentage of total revenue	70%	68%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2016	May 31, 2015	As Reported	Constant Currency
Maintenance	$117,821	$101,894	16%	18%
As a percentage of total revenue	63%	60%
Services	15,036	14,351	5%	5%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$132,857	$116,245	14%	17%
As a percentage of total revenue	72%	68%

Maintenance and services revenue increased $7.2 million in the second quarter of fiscal year 2016 as compared to the same quarter last year. Maintenance revenue increased 13% and professional services revenue increased 5% in the second quarter of fiscal year 2016 as compared to the second quarter of fiscal year 2015. Maintenance and services revenue increased $16.6 million in the first six months of fiscal year 2016 as compared to the same period last year. Maintenance revenue increased 16% and professional services revenue increased 5% in the first six months of fiscal year 2016 as compared to the same period of fiscal year 2015.

The increase in maintenance revenue is primarily due to the impact of the Telerik acquisition during the first quarter of fiscal year 2015. As a result of acquisition accounting, the acquired deferred revenue balance was significantly reduced to reflect its fair value as of the acquisition date. Therefore, the reduction of the acquisition date deferred revenue had a negative impact on revenue in the first six months of fiscal year 2015. However, in the first six months of fiscal year 2016 we recognized revenue related to the full value of Telerik deferred revenue that was generated during fiscal year 2015. The increase in services revenue in the second quarter and first six months of fiscal year 2016 was primarily due to higher software-as-a-service (SaaS) revenue generated by our Application Development and Deployment segment compared to the same period last year, partially offset by lower professional services revenue.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2016	May 31, 2015	As Reported	Constant Currency
North America	$53,392	$47,520	12%	12%
As a percentage of total revenue	56%	54%
EMEA	$31,577	$31,146	1%	2%
As a percentage of total revenue	33%	35%
Latin America	$4,389	$4,388	—%	11%
As a percentage of total revenue	4%	5%
Asia Pacific	$6,760	$5,763	17%	19%
As a percentage of total revenue	7%	6%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2016	May 31, 2015	As Reported	Constant Currency
North America	$102,457	$89,644	14%	14%
As a percentage of total revenue	55%	53%
EMEA	$62,798	$59,010	6%	9%
As a percentage of total revenue	34%	35%
Latin America	$8,082	$9,356	(14)%	4%
As a percentage of total revenue	4%	5%
Asia Pacific	$12,262	$12,188	1%	4%
As a percentage of total revenue	7%	7%

Total revenue generated in North America increased $5.9 million, and total revenue generated outside North America increased $1.4 million, in the second quarter of fiscal year 2016 as compared to the same quarter last year. Total revenue generated in

North America increased $12.8 million, and total revenue generated outside North America increased $2.6 million, in the first six months of fiscal year 2016 as compared to the same period last year. The increase in North America and EMEA was primarily due to the impact of the Telerik acquisition during the first quarter of fiscal year 2015. As a result of acquisition accounting, the acquired deferred revenue balance was significantly reduced to reflect its fair value as of the acquisition date. Therefore, the reduction of the acquisition date deferred revenue had a negative impact on revenue in the first six months of fiscal year 2015. However, in the first six months of fiscal year 2016 we recognized revenue related to the full value of Telerik deferred revenue that was generated during fiscal year 2015. The decrease in Latin America in the first six months of 2016 compared to the same period of 2015 was due to the continuing difficult economic situation in Brazil.

Total revenue generated in markets outside North America represented 45% of total revenue in the first six months of fiscal year 2016 and 47% of total revenue in the same period last year. If exchange rates had remained constant in the first six months of fiscal year 2016 as compared to the exchange rates in effect in the same period of fiscal year 2015, total revenue generated in markets outside North America would have been 46% of total revenue.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2016	May 31, 2015	As Reported	Constant Currency
OpenEdge segment	$66,928	$71,906	(7)%	(6)%
Data Connectivity and Integration segment	10,005	7,275	38%	38%
Application Development and Deployment segment	19,185	9,636	99%	99%
Total revenue	$96,118	$88,817	8%	9%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2016	May 31, 2015	As Reported	Constant Currency
OpenEdge segment	$131,061	$141,377	(7)%	(5)%
Data Connectivity and Integration segment	16,601	14,388	15%	16%
Application Development and Deployment segment	37,937	14,433	163%	163%
Total revenue	$185,599	$170,198	9%	11%

Revenue in the OpenEdge segment decreased $5.0 million, or 7%, during the second quarter of fiscal year 2016 as compared to the same quarter last year, primarily due to lower license revenue from direct enterprise customers and Corticon. Revenue in the OpenEdge segment would have decreased by 6% if exchange rates had been constant in fiscal year 2016 as compared to exchange rates in fiscal year 2015. Data Connectivity and Integration revenue increased $2.7 million, or 38%, quarter over quarter primarily in North America due to higher license revenue. Application Development and Deployment revenue increased $9.5 million, or 99%, quarter over quarter as a result of the impact of the Telerik acquisition during the first quarter of fiscal year 2015 as described above.

Revenue in the OpenEdge segment decreased $10.3 million, or 7%, in the first six months of fiscal year 2016 as compared to the same period last year. The decrease is primarily due to lower license revenue from direct enterprise customers and Corticon. Revenue in the OpenEdge segment would have decreased by 5% if exchange rates had been constant in fiscal year 2016 as compared to exchange rates in fiscal year 2015. Data Connectivity and Integration revenue increased $2.2 million, or 15%, period over period primarily in North America due to higher license revenue. Application Development and Deployment revenue increased $23.5 million, or 163%, period over period as a result of the impact of the Telerik acquisition during the first quarter of fiscal year 2015 as described above.

Cost of Software Licenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	Percentage Change	May 31, 2016	May 31, 2015	Percentage Change
Cost of software licenses	$1,233	$1,365	(10)%	$2,715	$3,085	(12)%
As a percentage of software license revenue	4%	5%		5%	6%
As a percentage of total revenue	1%	2%		1%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses decreased $0.1 million, or 10%, in the second quarter of fiscal year 2016 as compared to the same quarter last year, and decreased as a percentage of software license revenue from 5% to 4%. Cost of software licenses decreased $0.4 million, or 12%, in the first six months of fiscal year 2016 as compared to the same period last year, and decreased as a percentage of software license revenue from 6% to 5%. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	Percentage Change	May 31, 2016	May 31, 2015	Percentage Change
Cost of maintenance and services	$11,063	$10,288	8%	$21,392	$21,563	(1)%
As a percentage of maintenance and services revenue	16%	17%		16%	19%
As a percentage of total revenue	12%	12%		12%	13%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services increased $0.8 million, or 8%, in the second quarter of fiscal year 2016 as compared to the same quarter last year, and decreased as a percentage of maintenance and services revenue from 17% to 16%. Cost of maintenance and services remained relatively flat in the first six months of fiscal year 2016 as compared to the same period last year, and decreased as a percentage of maintenance and services revenue from 19% to 16%. The increase in cost of maintenance and services is primarily due to as higher compensation-related costs as a result of an increase in headcount as compared to the second quarter of fiscal year 2015, offset by lower depreciation expense resulting from the impairment of prior mobile technology long-lived assets in the second quarter of fiscal year 2015.

Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	Percentage Change	May 31, 2016	May 31, 2015	Percentage Change
Amortization of acquired intangibles	$3,939	$4,093	(4)%	$7,878	$8,726	(10)%
As a percentage of total revenue	4%	5%		4%	5%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles decreased $0.2 million, or 4%, in the second quarter of fiscal year 2016 as compared to the same quarter last year and decreased $0.9 million, or 10%, in the first six months of fiscal year 2016 as compared to the same period last year. The decrease was due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	Percentage Change	May 31, 2016	May 31, 2015	Percentage Change
Gross profit	$79,883	$73,071	9%	$153,614	$136,824	12%
As a percentage of total revenue	83%	82%		83%	80%

Our gross profit increased $6.8 million, or 9%, in the second quarter of fiscal year 2016 as compared to the same quarter last year and increased $16.8 million, or 12%, in the first six months of fiscal year 2016 as compared to the same period last year. Our gross profit as a percentage of total revenue increased from 82% to 83% and 80% to 83% in the second quarter and first six months of fiscal year 2016, respectively, compared to the same periods of fiscal year 2015. The dollar increase is primarily related to the increase of maintenance revenue. As a result of acquisition accounting, the deferred revenue balance acquired from Telerik in the first quarter of fiscal year 2015 was significantly reduced to reflect its fair value as of the acquisition date, which impacted the amount of revenue recognized in the quarter and first six months of 2015. However, we were still incurring the associated costs to fulfill the acquired deferred revenue, which were reflected in our consolidated statement of operations in the second quarter and first six months of fiscal year 2015. As a result, our expenses as a percentage of total revenue were higher in the second quarter and first six months of fiscal year 2015.

Sales and Marketing

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	Percentage Change	May 31, 2016	May 31, 2015	Percentage Change
Sales and marketing	$29,138	$31,852	(9)%	$58,796	$62,602	(6)%
As a percentage of total revenue	30%	36%		32%	37%

Sales and marketing expenses decreased $2.7 million, or 9%, in the second quarter of fiscal year 2016 as compared to the same quarter last year, and decreased as a percentage of total revenue from 36% to 30%. Sales and marketing expenses decreased $3.8 million, or 6%, in the first six months of fiscal year 2016 as compared to the same period last year, and decreased as a percentage of total revenue from 37% to 32%. The decrease in both periods was primarily due to lower outside services and marketing program costs as compared to the prior year.

Product Development

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	Percentage Change	May 31, 2016	May 31, 2015	Percentage Change
Product development costs	$22,297	$22,869	(3)%	$44,094	$46,157	(4)%
Capitalized product development costs	—	(579)	(100)%	—	(1,046)	(100)%
Total product development expense	$22,297	$22,290	—%	$44,094	$45,111	(2)%
As a percentage of total revenue	23%	25%		24%	27%

Product development expenses remained flat in the second quarter of fiscal year 2016 as compared to the same quarter last year, and decreased as a percentage of revenue from 25% to 23%. Product development expenses decreased $1.0 million, or 2%, in the first six months of fiscal year 2016 as compared to the same period last year, and decreased as a percentage of revenue from 27% to 24%. The decrease was primarily due to the elimination of capitalized product development costs primarily as a result of our decision to replace our internally developed cloud-based mobile application development technology with technology acquired in connection with the acquisition of Telerik.

General and Administrative

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	Percentage Change	May 31, 2016	May 31, 2015	Percentage Change
General and administrative	$12,264	$13,673	(10)%	$24,644	$27,988	(12)%
As a percentage of total revenue	13%	15%		13%	16%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased $1.4 million, or 10%, in the second quarter of fiscal year 2016 as compared to the same quarter in the prior year, and decreased as a percentage of revenue from 15% to 13%. General and administrative expenses decreased $3.4 million, or 12%, in the first six months of fiscal year 2016 as compared to the same period in the prior year, and decreased as a percentage of revenue from 16% to 13%. The decrease was primarily due to lower compensation-related costs as a result of headcount reduction actions, which occurred in the first half and fourth quarter of fiscal year 2015.

Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	Percentage Change	May 31, 2016	May 31, 2015	Percentage Change
Amortization of acquired intangibles	$3,185	$3,171	—%	$6,370	$6,373	—%
As a percentage of total revenue	3%	4%		3%	4%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles remained flat in the second quarter of fiscal year 2016 as compared to the same quarter last year as well as the first six months of fiscal year 2016 as compared to the same period in the prior year.

Restructuring Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	Percentage Change	May 31, 2016	May 31, 2015	Percentage Change
Restructuring expenses	$331	$3,810	(91)%	$265	$6,153	(96)%
As a percentage of total revenue	—%	4%		—%	4%

Restructuring expenses recorded in the second quarter and first six months of fiscal year 2016 relate to the restructuring activities occurring in fiscal years 2015, 2014, 2013 and 2012. See Note 11 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	Percentage Change	May 31, 2016	May 31, 2015	Percentage Change
Acquisition-related expenses	$324	$1,010	(68)%	$396	$2,518	(84)%
As a percentage of total revenue	—%	1%		—%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, including earn-out payments treated as compensation expense. Acquisition-related expenses in the second quarter and first six months of fiscal year 2016 were minimal. Acquisition-related expenses in the second quarter and first six months of fiscal year 2015 resulted primarily from expenses related to the Telerik acquisition completed in the first quarter of fiscal year 2015. See Note 6 to the condensed consolidated financial statements for additional details.

Income (Loss) From Operations

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	Percentage Change	May 31, 2016	May 31, 2015	Percentage Change
Income (loss) from operations	$12,344	$(2,735)	551%	$19,049	$(13,921)	237%
As a percentage of total revenue	13%	(3)%		10%	(9)%

Income from operations increased $15.1 million, or 551%, in the second quarter of fiscal year 2016 as compared to the same quarter last year. Income from operations increased $33.0 million, or 237%, in the first six months of fiscal year 2016 as compared to the same period last year. As discussed above, the increase was primarily the result of higher revenue and lower expenses during the second quarter and first six months of fiscal year 2016 compared to the same periods last year.

Income (Loss) from Operations by Segment

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	Percentage Change	May 31, 2016	May 31, 2015	Percentage Change
OpenEdge segment	$49,632	$53,460	(7)%	$95,701	$103,397	(7)%
Data Connectivity and Integration segment	6,871	4,142	66%	10,566	8,005	32%
Application Development and Deployment segment	9,461	(1,215)	879%	19,402	(5,802)	434%
Other unallocated expenses (1)	(53,620)	(59,122)	9%	(106,620)	(119,521)	11%
Income (loss) from operations	$12,344	$(2,735)	551%	$19,049	$(13,921)	237%

(1) Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, general and administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition-related expenses.

Other (Expense) Income

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	Percentage Change	May 31, 2016	May 31, 2015	Percentage Change
Interest expense	$(1,013)	$(947)	(7)%	$(2,070)	$(2,086)	1%
Interest income and other, net	264	454	(42)%	426	968	(56)%
Foreign currency (loss) gain, net	(612)	(532)	15%	(1,542)	1,025	(250)%
Total other (expense) income, net	$(1,361)	$(1,025)	33%	$(3,186)	$(93)	3,326%
As a percentage of total revenue	(1)%	(1)%		(2)%	—%

Other (expense) income, net decreased $0.3 million in the second quarter of fiscal year 2016 as compared to the same quarter last year primarily due to a decrease to interest income. Other (expense) income, net decreased $3.1 million in the first six months of fiscal year 2016 as compared to the same period last year primarily due to the foreign currency loss in the first six months of fiscal year 2016 compared to the foreign currency gain in the first six months of fiscal year 2015. The change in foreign currency gains/losses is a result of movements in exchange rates and the impact in the first and second quarters of fiscal year 2016 on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision (Benefit) for Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	Percentage Change	May 31, 2016	May 31, 2015	Percentage Change
Provision (benefit) for income taxes	$3,708	$(9,529)	139%	$5,372	$(18,812)	129%
As a percentage of total revenue	4%	(11)%		3%	(11)%

Our effective income tax rate was 34% in the second quarter of fiscal year 2016 compared to 253% in the second quarter of fiscal year 2015, and 34% in the first six months of fiscal year 2016 compared to 134% in the same period last year. The decrease in the effective rate is primarily due to the jurisdictional mix of profits as a result of the acquisition of Telerik, where substantial losses were incurred in Bulgaria in fiscal year 2015 and tax effected at a 10% statutory rate and other jurisdictions’ earnings, primarily in the United States, were taxed at higher rates. The loss in Bulgaria in fiscal 2015 was primarily due to amortization expense and other purchase accounting adjustments related to the Telerik acquisition. Deferred tax liabilities have been established in purchase accounting for the tax effect of the Telerik amortization expense and other purchase accounting adjustments.

In addition, during the preparation of our condensed consolidated financial statements for the three months ended May 31, 2016, we identified an error in our prior year income tax provision whereby income tax expense was overstated for the year ended November 30, 2015 by $2.7 million related to our tax treatment of an intercompany gain. We determined that the error is not material to the prior year financial statements. We also concluded that recording an out-of-period correction would not be material and have therefore corrected this error by recording an out-of-period $2.7 million tax benefit in our interim financial statements for the periods ended May 31, 2016.

Net Income

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015	Percentage Change	May 31, 2016	May 31, 2015	Percentage Change
Net income	$7,275	$5,769	26%	$10,491	$4,798	119%
As a percentage of total revenue	8%	6%		6%	3%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	May 31, 2016	November 30, 2015
Cash and cash equivalents	$179,733	$212,379
Short-term investments	49,376	28,900
Total cash, cash equivalents and short-term investments	$229,109	$241,279

The decrease in cash, cash equivalents and short-term investments of $12.2 million from the end of fiscal year 2015 was primarily due to cash outflows for repurchases of common stock of $58.5 million (the remaining repurchase amount of $1.5 million was cash settled subsequent to May 31, 2016), and payments of debt principal in the amount of $5.6 million, partially offset by cash inflows from operations of $49.3 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of May 31, 2016, $34.9 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. This amount is considered to be permanently reinvested; as such, it is not available to fund our domestic operations. If we were to repatriate these funds, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material adverse impact on our liquidity.

Share Repurchase Program

We repurchased and retired 1.9 million shares of our common stock for $48.3 million in the three months ended May 31, 2016 and 2.4 million shares for $60.0 million in the six months ended May 31, 2016. In the three and six months ended May 31, 2015, we repurchased and retired 1.0 million shares for $25.0 million and 1.3 million shares for $32.9 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program.

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $202.8 million. As of May 31, 2016, there is $154.5 million remaining under this current authorization.

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

Interest rates for the term loan and revolving credit facility are determined based on an index selected at our option and would range from 1.50% to 2.25% above the Eurodollar rate for Eurodollar-based borrowings or would range from 0.50% to 1.25% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates (LIBOR) for those currencies, based on our leverage ratio. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.25% to 0.40% per annum, based upon our leverage ratio. The interest rate of the credit facility as of May 31, 2016 was 2.19%.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of May 31, 2016 was $138.8 million, with $11.3 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments are in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of May 31, 2016, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. As of May 31, 2016, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these covenants as of May 31, 2016.

Cash Flows from Operating Activities

	Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015
Net income	$10,491	$4,798
Non-cash reconciling items included in net income	34,117	8,362
Changes in operating assets and liabilities	4,654	44,771
Net cash flows from operating activities	$49,262	$57,931

The decrease in cash generated from operations in the first six months of fiscal year 2016 as compared to the first six months of fiscal year 2015 was primarily due to changes in operating assets and liabilities. Cash flows in the first six months of fiscal year 2015 were particularly strong due to improvements in working capital driven largely by a shorter collection cycle of Telerik's receivables. In addition, compared to the prior year, the first six months of fiscal year 2016 was impacted by higher tax payments, the payment of higher variable compensation relating to fiscal year 2015 performance, and the payment of retention bonuses as part of the Telerik acquisition.

Our gross accounts receivable as of May 31, 2016 decreased by $18.8 million from the end of fiscal year 2015, which is primarily due to greater collections than billings during the period. Days sales outstanding (DSO) in accounts receivable was 45 days compared to 50 days in the fiscal second quarter of 2015 due to the timing of billings in the quarter. In addition, our total deferred revenue as of May 31, 2016 increased by $8.2 million from the end of fiscal year 2015.

Cash Flows from Investing Activities

	Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015
Net investment activity	$(21,085)	$(13,325)
Purchases of property and equipment	(2,617)	(4,405)
Capitalized software development costs	—	(1,383)
Payments for acquisitions, net of cash acquired	—	(246,275)
Proceeds from divestitures, net	—	4,500
Net cash flows used in investing activities	$(23,702)	$(260,888)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In addition, we purchased $2.6 million of property and equipment in the first six months of fiscal year 2016, as compared to $4.4 million in the first six months of fiscal year 2015. Most significantly, however, we acquired Telerik during the first quarter of fiscal year 2015 for a net cash amount of $246.3 million and did not complete any acquisitions during the first six months of fiscal year 2016.

Cash Flows from Financing Activities

	Six Months Ended
(In thousands)	May 31, 2016	May 31, 2015
Proceeds from stock-based compensation plans	$6,007	$6,356
Repurchases of common stock	(58,516)	(32,868)
Net proceeds from the issuance of debt	(5,625)	144,543
Other financing activities	(2,493)	(2,141)
Net cash flows (used in) from financing activities	$(60,627)	$115,890

During the first six months of fiscal year 2016, we received $6.0 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $6.4 million in the first six months of fiscal year 2015. In addition, in the first six months of fiscal year 2016, we repurchased $58.5 million of our common stock under our share repurchase plan (the remaining repurchase amount of $1.5 million was cash settled subsequent to May 31, 2016), compared to $32.9 million in the same period of the prior year. Most significantly, during the first six months of fiscal year 2015, we received net proceeds of $144.5 million from the issuance of debt, whereas we made principal payments on this debt in the amount of $5.6 million during the first six months of fiscal year 2016.

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

Revenue Backlog

(In thousands)	May 31, 2016	May 31, 2015
Deferred revenue, primarily related to unexpired maintenance and support contracts	$142,235	$129,625
Multi-year licensing arrangements (1)	25,337	19,012
Total revenue backlog	$167,572	$148,637

(1)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $23.5 million of the multi-year licensing arrangements as of May 31, 2016 relate to OEM arrangements in our Data Connectivity and Integration business segment, while the remaining amount relates to arrangements in our OpenEdge business segment.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance in ASU 2016-09 is required for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We currently expect that most of our operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption. However, we are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Early adoption is permitted for financial statements that have not been previously issued. We estimate that the impact on our consolidated balance sheets will be a reclassification of up to $1.1 million from other assets to long-term debt as of December 1, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of fiscal year 2016, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2015 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended May 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015, except for the addition of a risk factor relating to the Referendum of the United Kingdom’s Membership of the European Union. For convenience, all of our risk factors are included below. The risks discussed below could materially affect our business, financial condition and future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

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

Risk Relating to the Referendum of the United Kingdom’s Membership of the European Union. The announcement of the Referendum of the United Kingdom’s (or the U.K.) Membership of the European Union (E.U.) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described elsewhere in this 10-Q, we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars. The announcement of Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

If the Referendum is passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers, and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

Any of these effects of Brexit, among others, could materially adversely affect our business, results of operations and financial condition.

Fluctuations in foreign currency exchange rates could have an adverse impact on our financial condition and results of operations. Changes in the value of foreign currencies relative to the U.S. dollar has adversely affected our results of operations and financial position. For example, during the second half of 2014 and early 2015, the value of the U.S. dollar strengthened in comparison to certain foreign currencies, including in Europe, Brazil and Australia. As approximately 35% of our revenue is denominated in foreign currency, our fiscal year 2015 and fiscal first and second quarters of 2016 revenue results were impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the second quarter of fiscal year 2016 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 2016	122,878	$25.24	—	$199,737
April 2016	984,519	25.51	—	174,607
May 2016	797,221	24.97	—	154,495
Total	1,904,618	$25.26	—	$154,495

(1)	In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $202.8 million as of the beginning of the period.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Philip M. Pead

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Chris E. Perkins

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and six months ended May 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2016 and November 30, 2015; (ii) Condensed Consolidated Statements of Income for the three and six months ended May 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	July 8, 2016	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 8, 2016	/s/ CHRIS E. PERKINS
Chris E. Perkins
Chief Financial Officer
(Principal Financial Officer)

Dated:	July 8, 2016	/s/ PAUL A. JALBERT
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

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and six months ended May 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2016 and November 30, 2015; (ii) Condensed Consolidated Statements of Income for the three and six months ended May 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith