Form 10-Q
period 2016-08-31
PROGRESS SOFTWARE CORP /MA
filed 2016-10-07
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016

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
Yes  ☐ No  ☒
As of September 29, 2016, there were 48,592,417 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE NINE MONTHS ENDED AUGUST 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	August 31, 2016	November 30, 2015
Assets
Current assets:
Cash and cash equivalents	$188,084	$212,379
Short-term investments	44,600	28,900
Total cash, cash equivalents and short-term investments	232,684	241,279
Accounts receivable (less allowances of $1,565 and $2,193, respectively)	55,758	66,459
Other current assets	20,521	15,671
Total current assets	308,963	323,409
Property and equipment, net	50,778	54,226
Intangible assets, net	87,684	114,113
Goodwill	370,097	369,985
Deferred tax assets	11,626	10,971
Other assets	3,631	4,419
Total assets	$832,779	$877,123
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$13,125	$9,375
Accounts payable	9,647	11,188
Accrued compensation and related taxes	20,967	29,720
Income taxes payable	5,098	2,941
Other accrued liabilities	17,796	21,465
Short-term deferred revenue	129,354	125,227
Total current liabilities	195,987	199,916
Long-term debt	123,750	135,000
Long-term deferred revenue	8,529	8,844
Deferred tax liabilities	6,149	7,112
Other noncurrent liabilities	3,785	3,787
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 48,575,307 shares in 2016 and 50,579,539 shares in 2015	237,136	227,930
Retained earnings	281,303	319,162
Accumulated other comprehensive loss	(23,860)	(24,628)
Total shareholders’ equity	494,579	522,464
Total liabilities and shareholders’ equity	$832,779	$877,123
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Revenue:
Software licenses	$33,624	$31,840	$86,366	$85,794
Maintenance and services	68,394	62,797	201,251	179,042
Total revenue	102,018	94,637	287,617	264,836
Costs of revenue:
Cost of software licenses	1,424	1,441	4,139	4,526
Cost of maintenance and services	11,825	9,612	33,217	31,174
Amortization of acquired intangibles	3,940	4,079	11,818	12,805
Total costs of revenue	17,189	15,132	49,174	48,505
Gross profit	84,829	79,505	238,443	216,331
Operating expenses:
Sales and marketing	29,852	30,004	88,648	92,607
Product development	21,706	20,422	65,800	65,533
General and administrative	11,411	14,076	36,055	42,065
Amortization of acquired intangibles	3,186	3,186	9,556	9,559
Impairment of intangible assets	5,051	—	5,051	—
Restructuring expenses	(36)	2,561	229	8,715
Acquisition-related expenses	53	662	449	3,180
Total operating expenses	71,223	70,911	205,788	221,659
Income (loss) from operations	13,606	8,594	32,655	(5,328)
Other (expense) income:
Interest expense	(1,174)	(987)	(3,244)	(2,808)
Interest income and other, net	260	450	686	1,153
Foreign currency (loss) gain, net	(374)	(628)	(1,916)	397
Total other (expense) income, net	(1,288)	(1,165)	(4,474)	(1,258)
Income (loss) before income taxes	12,318	7,429	28,181	(6,586)
Provision (benefit) for income taxes	4,742	11,555	10,114	(7,256)
Net income (loss)	$7,576	$(4,126)	$18,067	$670
Earnings per share:
Basic	$0.16	$(0.08)	$0.36	$0.01
Diluted	$0.15	$(0.08)	$0.36	$0.01
Weighted average shares outstanding:
Basic	48,611	50,120	49,765	50,377
Diluted	49,135	50,120	50,310	51,117
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Net income (loss)	$7,576	$(4,126)	$18,067	$670
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,332)	(257)	485	(8,411)
Reclassification adjustment for losses included in net income, net of tax of $0 for the third quarter and first nine months of 2016	—	—	256	—
Unrealized gains (losses) on investments, net of tax of $16 for the third quarter and first nine months of 2016 and $0 for the third quarter and first nine months of 2015	30	(17)	27	(52)
Total other comprehensive income (loss), net of tax	(1,302)	(274)	768	(8,463)
Comprehensive income (loss)	$6,274	$(4,400)	$18,835	$(7,793)

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015
Cash flows from operating activities:
Net income	$18,067	$670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,480	7,209
Amortization of intangibles and other	23,316	24,420
Stock-based compensation	19,009	18,812
Loss on disposal of property	364	—
Asset impairment	5,051	3,999
Deferred income taxes	(996)	(23,067)
Excess tax benefit from stock plans	(305)	(1,107)
Allowances for accounts receivable	(334)	356
Changes in operating assets and liabilities:
Accounts receivable	11,209	11,160
Other assets	(3,866)	(508)
Accounts payable and accrued liabilities	(14,920)	(3,378)
Income taxes payable	2,025	7,367
Deferred revenue	3,810	31,255
Net cash flows from operating activities	68,910	77,188
Cash flows used in investing activities:
Purchases of investments	(33,861)	(20,068)
Sales and maturities of investments	17,275	10,436
Purchases of property and equipment	(3,747)	(6,079)
Capitalized software development costs	—	(1,661)
Payments for acquisitions, net of cash acquired	—	(246,275)
Proceeds from divestitures, net	—	4,500
Net cash flows used in investing activities	(20,333)	(259,147)
Cash flows (used in) from financing activities:
Proceeds from stock-based compensation plans	8,166	10,459
Purchases of stock related to withholding taxes from the issuance of restricted stock units	(2,751)	(2,850)
Repurchases of common stock	(71,507)	(32,868)
Excess tax benefit from stock plans	305	1,107
Payment of contingent consideration	—	(209)
Proceeds from the issuance of debt	—	150,000
Payment of long-term debt	(7,500)	(5,625)
Payment of issuance costs for long-term debt	—	(1,787)
Net cash flows (used in) from financing activities	(73,287)	118,227
Effect of exchange rate changes on cash	415	(10,237)
Net decrease in cash and cash equivalents	(24,295)	(73,969)
Cash and cash equivalents, beginning of period	212,379	263,082
Cash and cash equivalents, end of period	$188,084	$189,113

Condensed Consolidated Statements of Cash Flows, continued

	Nine Months Ended
	August 31, 2016	August 31, 2015
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $781 in 2016 and $1,887 in 2015	$11,918	$7,329
Cash paid for interest	$2,348	$2,150
Non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$12,137	$9,963
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

Recent Accounting Pronouncements - In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated statement of cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance in ASU 2016-09 is required for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We currently expect that most of our operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption. However, we are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at August 31, 2016 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$179,548	$—		$179,548
Money market funds	8,536	—		8,536
State and municipal bond obligations	34,489	43		34,532
U.S. treasury bonds	6,534	—		6,534
U.S. government agency bonds	525	1	(4)	522
Corporate bonds	3,006	6		3,012
Total	$232,638	$50	$(4)	$232,684

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2015 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$186,241	$—	$—	$186,241
Money market funds	26,138	—	—	26,138
State and municipal bond obligations	20,387	30	—	20,417
U.S. treasury bonds	3,109	—	(15)	3,094
U.S. government agency bonds	1,645	—	(4)	1,641
Corporate bonds	3,756	—	(8)	3,748
Total	$241,276	$30	$(27)	$241,279

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	August 31, 2016		November 30, 2015
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$179,548	$—	$186,241	$—
Money market funds	8,536	—	26,138	—
State and municipal bond obligations	—	34,532	—	20,417
U.S. treasury bonds	—	6,534	—	3,094
U.S. government agency bonds	—	522	—	1,641
Corporate bonds	—	3,012	—	3,748
Total	$188,084	$44,600	$212,379	$28,900

The fair value of debt securities by contractual maturity is as follows (in thousands):

	August 31, 2016	November 30, 2015
Due in one year or less	$23,474	$15,945
Due after one year (1)	21,126	12,955
Total	$44,600	$28,900

(1)
Includes state and municipal bond obligations and corporate bonds, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of August 31, 2016 and as of November 30, 2015.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets or other accrued liabilities on the consolidated balance sheets at the end of each reporting period and expire from 30 days to one year. In the three and nine months ended August 31, 2016, realized and unrealized gains of $2.2 million and $1.4 million, respectively, from our forward contracts were recognized in foreign currency (loss) gain, net, in the condensed consolidated statements of operations. In the three and nine months ended August 31, 2015, realized and unrealized gains of $0.6 million and realized and unrealized losses of $1.9 million, respectively, from our forward contracts were recognized in foreign currency gain (loss), net, in the condensed consolidated statements of operations. The gains and losses were substantially offset by realized and unrealized losses and gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	August 31, 2016		November 30, 2015
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$83,992	$(5,170)	$76,748	$(4,026)
Forward contracts to purchase U.S. dollars	2,209	4	2,077	5
Total	$86,201	$(5,166)	$78,825	$(4,021)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at August 31, 2016 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$8,536	$8,536	$—	$—
State and municipal bond obligations	34,532	—	34,532	—
U.S. treasury bonds	6,534	—	6,534	—
U.S. government agency bonds	522	—	522	—
Corporate bonds	3,012	—	3,012	—
Liabilities
Foreign exchange derivatives	$(5,166)	$—	$(5,166)	$—

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

The following table reflects the activity for our liabilities measured at fair value using Level 3 inputs, which relate to a contingent consideration obligation in connection with a prior acquisition, for each period presented (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Balance, beginning of period	$—	$295	$—	$1,717
Changes in fair value of contingent consideration obligation	—	(295)	—	(1,508)
Transfer to Level 2 fair value measurement	—	—	—	(209)
Balance, end of period	$—	$—	$—	$—

We recorded credits of approximately $0.3 million and $1.5 million during the three and nine months ended August 31, 2015, respectively, due to the change in fair value of a contingent consideration obligation in connection with a prior acquisition, which is included in acquisition-related expenses in our condensed consolidated statement of operations. The contingent consideration obligation was reduced to $0 during the fiscal year ended November 30, 2015.

Nonrecurring Fair Value Measurements

During the third quarter of fiscal year 2016, certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Based on the fair value measurement, we recorded a $5.1 million asset impairment charge as of August 31, 2016, which was applicable to the intangible assets obtained in connection with our acquisition of Modulus during the second quarter of fiscal year 2014 (Note 5).

The following table presents nonrecurring fair value measurements as of August 31, 2016 (in thousands):

	Total Fair Value	Total Losses
Intangible assets	$—	$5,051

The fair value measurement was determined using an income-based valuation methodology, which incorporates unobservable inputs, including expected cash flows over the remaining estimated useful life of the technology, thereby classifying the fair value as a Level 3 measurement within the fair value hierarchy. The expected cash flows include subscription fees to be collected from existing customers using the platform, offset by hosting fees and compensation related costs to be incurred over the remaining estimated useful life.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	August 31, 2016			November 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$109,880	$(64,438)	$45,442	$117,151	$(54,963)	$62,188
Customer-related	67,602	(33,257)	34,345	67,602	(25,493)	42,109
Trademarks and trade names	15,140	(7,243)	7,897	15,330	(5,514)	9,816
Total	$192,622	$(104,938)	$87,684	$200,083	$(85,970)	$114,113

During the third quarter of fiscal year 2016, we evaluated the ongoing value of the intangible assets associated with the technology obtained in connection with the acquisition of Modulus. As a result of our decision to abandon the related assets due to a change in our expected ability to use the technology internally, we determined that the intangible assets were fully impaired. As a result, we incurred an impairment charge of $5.1 million in the third quarter of fiscal year 2016.

In the three and nine months ended August 31, 2016, amortization expense related to intangible assets was $7.1 million and $21.4 million, respectively. In the three and nine months ended August 31, 2015, amortization expense related to intangible assets was $7.3 million and $22.4 million, respectively.

Future amortization expense for intangible assets as of August 31, 2016, is as follows (in thousands):

Remainder of 2016	$6,852
2017	27,426
2018	26,613
2019	25,489
2020	714
Thereafter	590
Total	$87,684

Goodwill

Changes in the carrying amount of goodwill in the nine months ended August 31, 2016 are as follows (in thousands):

Balance, November 30, 2015	$369,985
Translation adjustments	112
Balance, August 31, 2016	$370,097

Changes in the goodwill balances by reportable segment in the nine months ended August 31, 2016 are as follows (in thousands):

	November 30, 2015	Translation Adjustments	August 31, 2016
OpenEdge	$211,980	$112	$212,092
Data Connectivity and Integration	19,040	—	19,040
Application Development and Deployment	138,965	—	138,965
Total goodwill	$369,985	$112	$370,097

During the fourth quarter of fiscal year 2015, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed as of October 31, 2015. During the quarter ending August 31, 2016, no triggering events have occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

Note 6: Business Combinations

Telerik Acquisition

On December 2, 2014, we completed the acquisition of all of the outstanding securities of Telerik AD (Telerik), a leading provider of application development tools based in Sofia, Bulgaria, for total consideration of $262.5 million. Approximately $10.5 million of the total consideration was paid to Telerik’s founders and certain other key employees in restricted stock units, subject to a vesting schedule and continued employment. Under the Securities Purchase Agreement, 10% of the total consideration was deposited into an escrow account to secure certain indemnification and other obligations of the sellers to Progress. In accordance with the agreement, the full amount of the escrow was released to the former equity holders in June 2016.

Through this acquisition, we now provide comprehensive cloud and on-premise platform offerings that enable developers to rapidly create applications, driven by data for any web, desktop or mobile platform. We funded the acquisition through a combination of existing cash resources and a $150 million term loan (Note 7).

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred, but are required to be expensed as incurred. We incurred $0 and $0.3 million of acquisition-related costs during the three and nine months ended August 31, 2016, respectively, and $0.8 million and $2.7 million during the three and nine months ended August 31, 2015, respectively, which are included in acquisition-related expenses in our condensed consolidated statement of operations.

In connection with the acquisition of Telerik, we agreed to provide retention bonuses to certain Telerik employees as an incentive for those employees to remain with Telerik for at least one year following the acquisition. We concluded that the retention bonuses for these individuals, which totaled approximately $2.2 million, are compensation arrangements and recognized these costs over the one-year service period. During the three and nine months ended August 31, 2015, we incurred $0.6 million and $1.8 million of expense related to the retention bonuses, respectively, which is included in the acquisition-related expenses in our consolidated statement of operations. There were no additional expenses related to the retention bonuses incurred during the three and nine months ended August 31, 2016 and the entire amount accrued during fiscal year 2015 was paid in December 2015.

The operations of Telerik are included in our operating results as part of the Application Development and Deployment segment from the date of acquisition. The amount of revenue of Telerik included in our condensed consolidated statement of operations during the three and nine months ended August 31, 2016 was $19.4 million and $56.0 million, respectively. The amount of revenue of Telerik included in our condensed consolidated statement of operations during the three and nine months ended August 31, 2015 was $12.5 million and $26.2 million, respectively. The revenue from sales of Telerik products and maintenance is primarily recognized ratably over the maintenance period, which is generally one year, as vendor specific objective evidence of fair value cannot be established for such maintenance. The amount of pretax losses of Telerik included in our condensed consolidated statement of operations during the three and nine months ended August 31, 2016 was $7.0 million and $20.2 million, respectively. The amount of pretax losses of Telerik included in our condensed consolidated statement of operations during the three and nine months ended August 31, 2015 was $10.2 million and $41.2 million, respectively. The pretax losses in each three and nine month period includes the amortization expense of approximately $6.2 million and $18.5 million, respectively, related to the acquired intangible assets discussed above. In addition, the pretax losses in the three and nine months ended August 31, 2016 includes stock-based compensation expense of approximately $2.2 million and $6.5 million, respectively.

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

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of August 31, 2016 was $136.9 million, with $13.1 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments are in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of August 31, 2016, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate of the credit facility as of August 31, 2016 was 2.25%.

Costs incurred to obtain our long-term debt of $1.8 million were recorded as debt issuance costs within other assets in our consolidated balance sheet as of August 31, 2016 and are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to debt issuance costs of $0.1 million and $0.3 million for the three and nine months ended August 31, 2016, respectively, and $0.1 million and $0.3 million for the three and nine months ended August 31, 2015, respectively, is recorded within interest expense in our condensed consolidated statements of operations.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. As of August 31, 2016, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

As of August 31, 2016, aggregate principal payments of long-term debt for the next five years and thereafter are (in thousands):

Remainder of 2016	$1,875
2017	15,000
2018	15,000
2019	105,000
Total	$136,875

Note 8: Common Stock Repurchases

We repurchased and retired 0.4 million shares of our common stock for $11.5 million in the three months ended August 31, 2016 and 2.8 million shares for $71.5 million in the nine months ended August 31, 2016. We did not repurchase shares of our common stock during the three months ended August 31, 2015 and in the nine months ended August 31, 2015, we repurchased and retired 1.3 million shares for $32.9 million. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program.

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $202.8 million. As of August 31, 2016, there is $143.0 million remaining under this current authorization.

Note 9: Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using the current market price of the stock or the Black-Scholes option valuation model. In addition, during the first quarter of fiscal year 2014, each of the first three quarters of fiscal year 2015, and the first and third quarters of fiscal year 2016, we granted performance-based restricted stock units to members of executive management that include a three-year market condition. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally 4 or 5 years for options and 3 years for restricted stock units. We recognize stock-based compensation expense related to performance stock units and our employee stock purchase plan using an accelerated attribution method.

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Cost of maintenance and services	$223	$144	$599	$462
Sales and marketing	751	1,604	2,792	4,328
Product development	2,524	912	7,600	3,476
General and administrative	2,281	3,878	8,018	10,546
Total stock-based compensation	$5,779	$6,538	$19,009	$18,812

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the nine months ended August 31, 2016 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2015	$(24,582)	$(46)	$(24,628)
Other comprehensive loss before reclassifications, net of tax	485	27	512
Amounts reclassified from accumulated other comprehensive loss to realized losses included in earnings	256	—	256
Balance, August 31, 2016	$(23,841)	$(19)	$(23,860)

The tax effect on accumulated unrealized gains (losses) on investments was minimal as of August 31, 2016 and November 30, 2015.

Note 11: Restructuring Charges

The following table provides a summary of activity for all of the restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2015	$412	$2,949	$3,361
Costs incurred	338	(109)	229
Cash disbursements	(514)	(2,487)	(3,001)
Translation adjustments and other	4	20	24
Balance, August 31, 2016	$240	$373	$613

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

As part of this first quarter of fiscal year 2015 restructuring, for the three months ended August 31, 2016 we incurred minimal expenses and for the nine months ended August 31, 2016 we incurred expenses of $0.3 million. For the three and nine months ended August 31, 2015, we incurred expenses of $2.5 million and $7.4 million, respectively. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. We do not expect to incur additional material costs with respect to this restructuring.

A summary of the first nine months of fiscal year 2016 activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2015	$209	$309	$518
Costs incurred	323	(43)	280
Cash disbursements	(358)	(267)	(625)
Translation adjustments and other	4	3	7
Balance, August 31, 2016	$178	$2	$180

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2016. As a result, the total amount of the restructuring reserve of $0.2 million is included in other accrued liabilities on the condensed consolidated balance sheet at August 31, 2016.

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

As part of this fourth quarter of fiscal year 2015 restructuring, for the three and nine months ended August 31, 2016, we recorded a minimal credit to restructuring expenses in the consolidated statements of operations due to changes in estimates of severance to be paid. We do not expect to incur additional material costs with respect to this restructuring.

A summary of the first nine months of fiscal year 2016 activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2015	$—	$2,617	$2,617
Costs incurred	—	(42)	(42)
Cash disbursements	—	(2,220)	(2,220)
Translation adjustments and other	—	16	16
Balance, August 31, 2016	$—	$371	$371

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2016. As a result, the total amount of the restructuring reserve of $0.4 million is included in other accrued liabilities on the condensed consolidated balance sheet at August 31, 2016.

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

As part of these restructuring actions, for the three and nine months ended August 31, 2016, we incurred minimal expenses, and for the three and nine months ended August 31, 2015, we incurred expenses of $0 and $1.3 million, respectively, which are related to employee costs, including severance, health benefits, and outplacement services (but excluding stock-based compensation), and facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2012, 2013, and 2014 restructuring actions. The restructuring reserve of $0.1 million is included in other accrued liabilities on the condensed consolidated balance sheet as of August 31, 2016.

Note 12: Income Taxes

Our income tax provision for the third quarter of fiscal years 2016 and 2015 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The decrease in our effective tax rate in the nine months ended August 31, 2016 compared to the same period in the prior year is primarily due to the jurisdictional mix of profits as a result of the acquisition of Telerik, where substantial losses were incurred in Bulgaria in fiscal year 2015 and tax effected at a 10% statutory rate and other jurisdictions’ earnings, primarily in the United States, were taxed at higher rates.

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

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Net income (loss)	$7,576	$(4,126)	$18,067	$670
Weighted average shares outstanding	48,611	50,120	49,765	50,377
Dilutive impact from common stock equivalents	524	—	545	740
Diluted weighted average shares outstanding	49,135	50,120	50,310	51,117
Basic earnings per share	$0.16	$(0.08)	$0.36	$0.01
Diluted earnings per share	$0.15	$(0.08)	$0.36	$0.01

We excluded stock awards representing approximately 287,000 shares and 423,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2016, respectively, because these awards were anti-dilutive. In the three and nine months ended August 31, 2015, we excluded stock awards representing 1,173,000 shares and 296,000 shares of common stock, respectively, from the calculation of diluted earnings per share as they were anti-dilutive.

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

The following table provides revenue and contribution from our reportable segments and reconciles to the consolidated income (loss) before income taxes:

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Segment revenue:
OpenEdge	$67,534	$73,398	$198,595	$214,775
Data Connectivity and Integration	14,251	8,281	30,852	22,669
Application Development and Deployment	20,233	12,958	58,170	27,392
Total revenue	102,018	94,637	287,617	264,836
Segment costs of revenue and operating expenses:
OpenEdge	18,180	18,550	53,539	56,529
Data Connectivity and Integration	2,828	3,180	8,863	9,563
Application Development and Deployment	11,021	9,933	29,555	30,169
Total costs of revenue and operating expenses	32,029	31,663	91,957	96,261
Segment contribution:
OpenEdge	49,354	54,848	145,056	158,246
Data Connectivity and Integration	11,423	5,101	21,989	13,106
Application Development and Deployment	9,212	3,025	28,615	(2,777)
Total contribution	69,989	62,974	195,660	168,575
Other unallocated expenses (1)	56,383	54,380	163,005	173,903
Income (loss) from operations	13,606	8,594	32,655	(5,328)
Other (expense) income, net	(1,288)	(1,165)	(4,474)	(1,258)
Income (loss) before income taxes	$12,318	$7,429	$28,181	$(6,586)

(1) The following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, administration, amortization and impairment of acquired intangibles, stock-based compensation, restructuring, and acquisition related expenses.

Our revenues are derived from licensing our products, and from related services, which consist of maintenance and consulting and education. Information relating to revenue from customers by revenue type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Software licenses	$33,624	$31,840	$86,366	$85,794
Maintenance	60,368	55,365	178,189	157,259
Professional services	8,026	7,432	23,062	21,783
Total	$102,018	$94,637	$287,617	$264,836

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

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
North America	$58,275	$49,810	$160,732	$139,454
EMEA	32,719	30,656	95,517	89,667
Latin America	4,667	4,621	12,749	13,977
Asia Pacific	6,357	9,550	18,619	21,738
Total	$102,018	$94,637	$287,617	$264,836

Note 15: Subsequent Events

On September 27, 2016, our Board of Directors approved the initiation of a quarterly cash dividend to Progress shareholders. The first quarterly dividend of $0.125 per share of common stock will be paid on December 15, 2016 to shareholders of record as of the close of business on December 1, 2016.

On September 28, 2016, we announced the appointment of Kurt J. Abkemeier as our new chief financial officer. As CFO, Mr. Abkemeier will oversee the company's global finance and accounting operations and be a member of the company's executive leadership team, reporting to Phil Pead, president and chief executive officer. Mr. Abkemeier succeeds Chris E. Perkins, who informed the company in March 2016 that he would retire as CFO upon the appointment of his successor. Mr. Abkemeier began as CFO at Progress on September 28, 2016.

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

In the first nine months of fiscal year 2016, our results were adversely impacted by decreases in sales to OpenEdge direct enterprise customers. During the past three fiscal years, our results have benefited from several large license sales to OpenEdge direct enterprise customers. These large transactions are difficult to predict as they are subject to longer sales cycles and the timing of completion is often uncertain. If we fail to complete these large transactions or if completion is delayed, our results will be adversely impacted.

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $202.8 million. During the three months ended August 31, 2016, we repurchased and retired 0.4 million shares of our common stock for $11.5 million. As of August 31, 2016, there is $143.0 million remaining under the current authorization.

In September 2016, our Board of Directors approved the initiation of a quarterly cash dividend to Progress shareholders. The first quarterly dividend of $0.125 per share of common stock will be paid on December 15, 2016 to shareholders of record as of the close of business on December 1, 2016.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. Beginning in the fourth quarter of 2014, the value of the U.S. dollar strengthened in comparison to certain foreign currencies, including in Europe, Brazil and Australia, and continued to strengthen during the first half of 2015. The U.S. dollar has remained strong in comparison to foreign currencies in 2016. Since approximately one-third of our revenue is denominated in foreign currency, our revenue results have been negatively impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

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

We believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including our newly announced quarterly cash dividend to Progress shareholders, through at least the next twelve months.

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2016	August 31, 2015	As Reported	Constant Currency
Revenue	$102,018	$94,637	8%	9%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2016	August 31, 2015	As Reported	Constant Currency
Revenue	$287,617	$264,836	9%	11%

Total revenue increased $7.4 million, or 8%, in the third quarter of fiscal year 2016 as compared to the same quarter last year. Revenue would have increased by 9% if exchange rates had been constant during the period as compared to exchange rates in the same quarter last year. In addition, total revenue increased $22.8 million, or 11% on a constant currency basis and 9% using actual exchange rates, in the first nine months of fiscal year 2016 as compared to the same period last year. The increase in all periods was primarily a result of an increase in maintenance and services revenue as further described below. Changes in prices from fiscal year 2015 to 2016 did not have a significant impact on our revenue.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2016	August 31, 2015	As Reported	Constant Currency
License	$33,624	$31,840	6%	6%
As a percentage of total revenue	33%	34%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2016	August 31, 2015	As Reported	Constant Currency
License	$86,366	$85,794	1%	2%
As a percentage of total revenue	30%	32%

License revenue increased $1.8 million, or 6%, in the third quarter of fiscal year 2016 as compared to the same quarter last year and increased $0.6 million, or 1%, in the first nine months of fiscal year 2016 as compared to the same period last year. The increase in license revenue was primarily due to an increase in Data Connectivity and Integration license sales, partially offset by decreases in sales to OpenEdge customers and in Corticon license sales.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2016	August 31, 2015	As Reported	Constant Currency
Maintenance	$60,368	$55,365	9%	11%
As a percentage of total revenue	59%	59%
Services	8,026	7,432	8%	8%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$68,394	$62,797	9%	10%
As a percentage of total revenue	67%	66%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2016	August 31, 2015	As Reported	Constant Currency
Maintenance	$178,189	$157,259	13%	16%
As a percentage of total revenue	62%	59%
Services	23,062	21,783	6%	6%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$201,251	$179,042	12%	14%
As a percentage of total revenue	70%	68%

Maintenance and services revenue increased $5.6 million in the third quarter of fiscal year 2016 as compared to the same quarter last year. Maintenance revenue increased 9% and professional services revenue increased 8% in the third quarter of fiscal year 2016 as compared to the third quarter of fiscal year 2015. Maintenance and services revenue increased $22.2 million in the first nine months of fiscal year 2016 as compared to the same period last year. Maintenance revenue increased 13% and professional services revenue increased 6% in the first nine months of fiscal year 2016 as compared to the same period of fiscal year 2015.

The increase in maintenance revenue is primarily due to the impact of the Telerik acquisition during the first quarter of fiscal year 2015. As a result of acquisition accounting, the acquired deferred revenue balance was significantly reduced to reflect its fair value as of the acquisition date. Therefore, the reduction of the acquisition date deferred revenue had a negative impact on revenue in the first nine months of fiscal year 2015. However, in the first nine months of fiscal year 2016 we recognized revenue related to the full value of Telerik deferred revenue that was generated during fiscal years 2015 and 2016. The increase in services revenue in the third quarter and first nine months of fiscal year 2016 was primarily due to higher software-as-a-service (SaaS) revenue generated by our Application Development and Deployment segment compared to the same period last year.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2016	August 31, 2015	As Reported	Constant Currency
North America	$58,275	$49,810	17%	17%
As a percentage of total revenue	57%	53%
EMEA	$32,719	$30,656	7%	10%
As a percentage of total revenue	32%	32%
Latin America	$4,667	$4,621	1%	2%
As a percentage of total revenue	5%	5%
Asia Pacific	$6,357	$9,550	(33)%	(34)%
As a percentage of total revenue	6%	10%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2016	August 31, 2015	As Reported	Constant Currency
North America	$160,732	$139,454	15%	15%
As a percentage of total revenue	56%	53%
EMEA	$95,517	$89,667	7%	10%
As a percentage of total revenue	33%	34%
Latin America	$12,749	$13,977	(9)%	4%
As a percentage of total revenue	5%	5%
Asia Pacific	$18,619	$21,738	(14)%	(13)%
As a percentage of total revenue	6%	8%

North America increased $21.3 million, and total revenue generated outside North America increased $1.5 million, in the first nine months of fiscal year 2016 as compared to the same period last year. The increases in North America and EMEA were primarily due to the impact of the Telerik acquisition, which was completed during the first quarter of fiscal year 2015. As a result of acquisition accounting, the acquired deferred revenue balance was significantly reduced to reflect its fair value as of the acquisition date. Therefore, the reduction of the acquisition date deferred revenue had a negative impact on revenue in the first nine months of fiscal year 2015. However, in the first nine months of fiscal year 2016 we recognized revenue related to the full value of Telerik deferred revenue that was generated during fiscal years 2015 and 2016. The decrease in Latin America in the first nine months of 2016 compared to the same period of 2015 was due to the continuing difficult economic situation in Brazil. The decrease in Asia Pacific in the three and nine months ended August 31, 2016 is due to several large OpenEdge license deals that occurred in the third fiscal quarter of last year.

Total revenue generated in markets outside North America represented 44% of total revenue in the first nine months of fiscal year 2016 and 47% of total revenue in the same period last year. If exchange rates had remained constant in the first nine months of fiscal year 2016 as compared to the exchange rates in effect in the same period of fiscal year 2015, total revenue generated in markets outside North America would have been 45% of total revenue.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2016	August 31, 2015	As Reported	Constant Currency
OpenEdge segment	$67,534	$73,398	(8)%	(7)%
Data Connectivity and Integration segment	14,251	8,281	72%	72%
Application Development and Deployment segment	20,233	12,958	56%	56%
Total revenue	$102,018	$94,637	8%	9%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2016	August 31, 2015	As Reported	Constant Currency
OpenEdge segment	$198,595	$214,775	(8)%	(5)%
Data Connectivity and Integration segment	30,852	22,669	36%	36%
Application Development and Deployment segment	58,170	27,392	112%	112%
Total revenue	$287,617	$264,836	9%	11%

Revenue in the OpenEdge segment decreased $5.9 million, or 8%, during the third quarter of fiscal year 2016 as compared to the same quarter last year, primarily due to decreases in sales to OpenEdge customers and in Corticon license sales. Revenue in the OpenEdge segment would have decreased by 7% if exchange rates had been constant in fiscal year 2016 as compared to exchange rates in fiscal year 2015. Data Connectivity and Integration revenue increased $6.0 million, or 72%, quarter over quarter, primarily in North America, due to higher license revenue resulting from renewals and expansions of distribution agreements with large OEM customers. Application Development and Deployment revenue increased $7.3 million, or 56%, quarter over quarter as a result of the impact of the Telerik acquisition during the first quarter of fiscal year 2015 as described above.

Revenue in the OpenEdge segment decreased $16.2 million, or 8%, in the first nine months of fiscal year 2016 as compared to the same period last year. The decrease is primarily due to decreases in sales to OpenEdge customers and in Corticon license sales. Revenue in the OpenEdge segment would have decreased by 5% if exchange rates had been constant in fiscal year 2016 as compared to exchange rates in fiscal year 2015. Data Connectivity and Integration revenue increased $8.2 million, or 36%, period over period, primarily in North America, due to higher license revenue resulting from renewals and expansions of distribution agreements with large OEM customers. Application Development and Deployment revenue increased $30.8 million, or 112%, period over period as a result of the impact of the Telerik acquisition during the first quarter of fiscal year 2015 as described above.

Cost of Software Licenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
Cost of software licenses	$1,424	$1,441	(1)%	$4,139	$4,526	(9)%
As a percentage of software license revenue	4%	5%		5%	5%
As a percentage of total revenue	1%	2%		1%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses remained relatively flat in the third quarter of fiscal year 2016 as compared to the same quarter last year, and decreased as a percentage of software license revenue from 5% to 4%. Cost of software licenses decreased $0.4 million, or 9%, in the first nine months of fiscal year 2016 as compared to the same period last year, and remained flat as a percentage of software license revenue at 5%. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
Cost of maintenance and services	$11,825	$9,612	23%	$33,217	$31,174	7%
As a percentage of maintenance and services revenue	17%	15%		17%	17%
As a percentage of total revenue	12%	10%		12%	12%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services increased $2.2 million, or 23%, in the third quarter of fiscal year 2016 as compared to the same quarter last year, and increased as a percentage of maintenance and services revenue from 15% to 17%. Cost of maintenance and services increased $2.0 million, or 7%, in the first nine months of fiscal year 2016 as compared to the same period last year, and remained flat as a percentage of maintenance and services revenue at 17%. The increase in cost of maintenance and services is primarily due to higher compensation-related costs as a result of an increase in headcount as compared to the same period in the prior fiscal year.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
Amortization of acquired intangibles	$3,940	$4,079	(3)%	$11,818	$12,805	(8)%
As a percentage of total revenue	4%	4%		4%	5%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles decreased $0.1 million, or 3%, in the third quarter of fiscal year 2016 as compared to the same quarter last year and decreased $1.0 million, or 8%, in the first nine months of fiscal year 2016 as compared to the same period last year. The decrease was due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
Gross profit	$84,829	$79,505	7%	$238,443	$216,331	10%
As a percentage of total revenue	83%	84%		83%	81%

Our gross profit increased $5.3 million, or 7%, in the third quarter of fiscal year 2016 as compared to the same quarter last year and increased $22.1 million, or 10%, in the first nine months of fiscal year 2016 as compared to the same period last year. Our gross profit as a percentage of total revenue decreased from 84% to 83% and increased from 81% to 83% in the third quarter and first nine months of fiscal year 2016, respectively, compared to the same periods of fiscal year 2015. The dollar increase is primarily related to the increase of maintenance revenue. As a result of acquisition accounting, the deferred revenue balance acquired from Telerik in the first quarter of fiscal year 2015 was significantly reduced to reflect its fair value as of the acquisition date, which impacted the amount of revenue recognized in the quarter and first nine months of 2015. However, we were still incurring the associated costs to fulfill the acquired deferred revenue, which were reflected in our consolidated statement of operations in the third quarter and first nine months of fiscal year 2015. As a result, our expenses as a percentage of total revenue were higher in the third quarter and first nine months of fiscal year 2015.

Sales and Marketing

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
Sales and marketing	$29,852	$30,004	(1)%	$88,648	$92,607	(4)%
As a percentage of total revenue	29%	32%		31%	35%

Sales and marketing expenses decreased $0.2 million, or 1%, in the third quarter of fiscal year 2016 as compared to the same quarter last year, and decreased as a percentage of total revenue from 32% to 29%. Sales and marketing expenses decreased $4.0 million, or 4%, in the first nine months of fiscal year 2016 as compared to the same period last year, and decreased as a percentage of total revenue from 35% to 31%. The decrease in the first nine months of fiscal year 2016 was primarily due to lower outside services costs, largely attributed to our decision to no longer outsource our renewal maintenance business, and lower marketing program costs as compared to the prior year.

Product Development

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
Product development costs	$21,706	$20,701	5%	$65,800	$66,858	(2)%
Capitalized product development costs	—	(279)	(100)%	—	(1,325)	(100)%
Total product development expense	$21,706	$20,422	6%	$65,800	$65,533	—%
As a percentage of total revenue	21%	22%		23%	25%

Product development expenses increased $1.3 million, or 6%, in the third quarter of fiscal year 2016 as compared to the same quarter last year, and decreased as a percentage of revenue from 22% to 21%. Product development expenses remained flat in the first nine months of fiscal year 2016 as compared to the same period last year, and decreased as a percentage of revenue from 25% to 23%. The increase in product development expense during the period is primarily due to higher compensation-related costs, most significantly in stock-based compensation costs, as a result of an increase in headcount as compared to the same period in the prior fiscal year, offset by the elimination of capitalized product development costs primarily as a result of our decision to replace our internally developed cloud-based mobile application development technology with technology acquired in connection with the acquisition of Telerik.

General and Administrative

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
General and administrative	$11,411	$14,076	(19)%	$36,055	$42,065	(14)%
As a percentage of total revenue	11%	15%		13%	16%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased $2.7 million, or 19%, in the third quarter of fiscal year 2016 as compared to the same quarter in the prior year, and decreased as a percentage of revenue from 15% to 11%. General and administrative expenses decreased $6.0 million, or 14%, in the first nine months of fiscal year 2016 as compared to the same period in the prior year, and decreased as a percentage of revenue from 16% to 13%. The decrease was primarily due to lower compensation-related costs, most significantly in stock-based compensation costs and salaries, as a result of headcount reduction actions, which occurred in the first half and fourth quarter of fiscal year 2015.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
Amortization of acquired intangibles	$3,186	$3,186	—%	$9,556	$9,559	—%
As a percentage of total revenue	3%	3%		3%	4%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles remained flat in the third quarter of fiscal year 2016 as compared to the same quarter last year as well as the first nine months of fiscal year 2016 as compared to the same period in the prior year.

Impairment of Intangible Assets

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
Impairment of intangible assets	$5,051	$—	100%	$5,051	$—	100%
As a percentage of total revenue	5%	—%		2%	—%

During the third quarter of fiscal year 2016, we evaluated the ongoing value of the intangible assets associated with the technology obtained in connection with the acquisition of Modulus. As a result of our decision to abandon the related assets due to a change in our expected ability to use the technology internally, we determined that the intangible assets were fully impaired. As a result, we incurred an impairment charge of $5.1 million in the third quarter of fiscal year 2016.

Restructuring Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
Restructuring expenses	$(36)	$2,561	(101)%	$229	$8,715	(97)%
As a percentage of total revenue	—%	3%		—%	3%

Restructuring expenses recorded in the third quarter and first nine months of fiscal year 2016 relate to the restructuring activities occurring in fiscal years 2015, 2014, 2013 and 2012. See Note 11 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the

Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
Acquisition-related expenses	$53	$662	(92)%	$449	$3,180	(86)%
As a percentage of total revenue	—%	1%		—%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, including earn-out payments treated as compensation expense. Acquisition-related expenses in the third quarter and first nine months of fiscal year 2016 were minimal. Acquisition-related expenses in the third quarter and first nine months of fiscal year 2015 resulted primarily from expenses related to the Telerik acquisition completed in the first quarter of fiscal year 2015. See Note 6 to the condensed consolidated financial statements for additional details.

Income (Loss) From Operations

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
Income (loss) from operations	$13,606	$8,594	58%	$32,655	$(5,328)	713%
As a percentage of total revenue	13%	9%		11%	(3)%

Income from operations increased $5.0 million, or 58%, in the third quarter of fiscal year 2016 as compared to the same quarter last year. Income from operations increased $38.0 million, or 713%, in the first nine months of fiscal year 2016 as compared to the same period last year. As discussed above, the increase was primarily the result of higher revenue during the third quarter and first nine months of fiscal year 2016 compared to the same periods last year, as well as lower expenses during the first nine months of fiscal year 2016 compared to the same period last year.

Income (Loss) from Operations by Segment

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
OpenEdge segment	$49,354	$54,848	(10)%	$145,056	$158,246	(8)%
Data Connectivity and Integration segment	11,423	5,101	124%	21,989	13,106	68%
Application Development and Deployment segment	9,212	3,025	205%	28,615	(2,777)	1,130%
Other unallocated expenses (1)	(56,383)	(54,380)	4%	(163,005)	(173,903)	(6)%
Income (loss) from operations	$13,606	$8,594	58%	$32,655	$(5,328)	713%

(1) Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, general and administration, amortization and impairment of acquired intangibles, stock-based compensation, restructuring, and acquisition-related expenses.

Other (Expense) Income

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
Interest expense	$(1,174)	$(987)	19%	$(3,244)	$(2,808)	16%
Interest income and other, net	260	450	(42)%	686	1,153	(41)%
Foreign currency (loss) gain, net	(374)	(628)	(40)%	(1,916)	397	(583)%
Total other (expense) income, net	$(1,288)	$(1,165)	11%	$(4,474)	$(1,258)	256%
As a percentage of total revenue	(1)%	(1)%		(2)%	—%

Other (expense) income, net increased $0.1 million in the third quarter of fiscal year 2016 as compared to the same quarter last year primarily due to a decrease to interest income. Other (expense) income, net increased $3.2 million in the first nine months of fiscal year 2016 as compared to the same period last year primarily due to the foreign currency loss in the first nine months of fiscal year 2016 compared to the foreign currency gain in the first nine months of fiscal year 2015. The change in foreign currency gains/losses is a result of movements in exchange rates and the impact in the first, second and third quarters of fiscal year 2016 on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
Provision (benefit) for income taxes	$4,742	$11,555	(59)%	$10,114	$(7,256)	(239)%
As a percentage of total revenue	5%	12%		4%	(3)%

Our effective income tax rate was 38% in the third quarter of fiscal year 2016 compared to 156% in the third quarter of fiscal year 2015, and 36% in the first nine months of fiscal year 2016 compared to 110% in the same period last year. The decrease in the effective rate is primarily due to the jurisdictional mix of profits as a result of the acquisition of Telerik, where substantial losses were incurred in Bulgaria in fiscal year 2015 and tax effected at a 10% statutory rate and other jurisdictions’ earnings, primarily in the United States, were taxed at higher rates. The loss in Bulgaria in fiscal 2015 was primarily due to amortization expense and other purchase accounting adjustments related to the Telerik acquisition. Deferred tax liabilities have been established in purchase accounting for the tax effect of the Telerik amortization expense and other purchase accounting adjustments.

Net Income (Loss)

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015	Percentage Change	August 31, 2016	August 31, 2015	Percentage Change
Net income (loss)	$7,576	$(4,126)	284%	$18,067	$670	2,597%
As a percentage of total revenue	7%	(4)%		6%	—%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	August 31, 2016	November 30, 2015
Cash and cash equivalents	$188,084	$212,379
Short-term investments	44,600	28,900
Total cash, cash equivalents and short-term investments	$232,684	$241,279

The decrease in cash, cash equivalents and short-term investments of $8.6 million from the end of fiscal year 2015 was primarily due to cash outflows for repurchases of common stock of $71.5 million and payments of debt principal in the amount of $7.5 million, partially offset by cash inflows from operations of $68.9 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of August 31, 2016, $30.8 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. This amount is considered to be permanently reinvested; as such, it is not available to fund our domestic operations. If we were to repatriate these funds, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material adverse impact on our liquidity.

Share Repurchase Program

We repurchased and retired 0.4 million shares of our common stock for $11.5 million in the three months ended August 31, 2016 and 2.8 million shares for $71.5 million in the nine months ended August 31, 2016. We did not repurchase shares of our common stock during the three months ended August 31, 2015 and in the nine months ended August 31, 2015, we repurchased and retired 1.3 million shares for $32.9 million. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program.

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $202.8 million. As of August 31, 2016, there is $143.0 million remaining under this current authorization.

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

Interest rates for the term loan and revolving credit facility are determined based on an index selected at our option and would range from 1.50% to 2.25% above the Eurodollar rate for Eurodollar-based borrowings or would range from 0.50% to 1.25% above the defined base rate for base rate borrowings, in each case based upon our leverage ratio. Additionally, we may borrow certain foreign currencies at rates set in the same range above the respective London interbank offered interest rates (LIBOR) for those currencies, based on our leverage ratio. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required, ranging from 0.25% to 0.40% per annum, based upon our leverage ratio. The interest rate of the credit facility as of August 31, 2016 was 2.25%.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of August 31, 2016 was $136.9 million, with $13.1 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments are in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of August 31, 2016, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three month interval in the case of loans with interest periods greater than three months) with respect to LIBOR rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBOR rate loans. As of August 31, 2016, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these covenants as of August 31, 2016.

Cash Flows from Operating Activities

	Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015
Net income	$18,067	$670
Non-cash reconciling items included in net income	52,585	30,622
Changes in operating assets and liabilities	(1,742)	45,896
Net cash flows from operating activities	$68,910	$77,188

The decrease in cash generated from operations in the first nine months of fiscal year 2016 as compared to the first nine months of fiscal year 2015 was primarily due to changes in operating assets and liabilities. Cash flows in the first nine months of fiscal year 2015 were particularly strong due to improvements in working capital driven largely by a shorter collection cycle of Telerik's receivables. In addition, compared to the prior year, the first nine months of fiscal year 2016 was impacted by higher tax payments, the payment of higher variable compensation due to the increase in headcount resulting from the acquisition of Telerik, and the payment of retention bonuses also applicable to the acquisition of Telerik.

Our gross accounts receivable as of August 31, 2016 decreased by $11.3 million from the end of fiscal year 2015, which is primarily due to greater collections than billings during the period. Days sales outstanding (DSO) in accounts receivable was 49 days compared to 54 days in the fiscal third quarter of 2015 due to improved collections performance. In addition, our total deferred revenue as of August 31, 2016 increased by $3.8 million from the end of fiscal year 2015.

Cash Flows from Investing Activities

	Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015
Net investment activity	$(16,586)	$(9,632)
Purchases of property and equipment	(3,747)	(6,079)
Capitalized software development costs	—	(1,661)
Payments for acquisitions, net of cash acquired	—	(246,275)
Proceeds from divestitures, net	—	4,500
Net cash flows used in investing activities	$(20,333)	$(259,147)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In addition, we purchased $3.7 million of property and equipment in the first nine months of fiscal year 2016, as compared to $6.1 million in the first nine months of fiscal year 2015. Most significantly, however, we acquired Telerik during the first quarter of fiscal year 2015 for a net cash amount of $246.3 million and did not complete any acquisitions during the first nine months of fiscal year 2016.

Cash Flows from Financing Activities

	Nine Months Ended
(In thousands)	August 31, 2016	August 31, 2015
Proceeds from stock-based compensation plans	$8,166	$10,459
Repurchases of common stock	(71,507)	(32,868)
Net proceeds from the issuance of debt	(7,500)	142,588
Other financing activities	(2,446)	(1,952)
Net cash flows (used in) from financing activities	$(73,287)	$118,227

During the first nine months of fiscal year 2016, we received $8.2 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $10.5 million in the first nine months of fiscal year 2015. In addition, in the first nine months of fiscal year 2016, we repurchased $71.5 million of our common stock under our share repurchase plan compared to $32.9 million in the same period of the prior year. Most significantly, during the first nine months of fiscal year 2015, we received net proceeds of $142.6 million from the issuance of debt, whereas we made principal payments on this debt in the amount of $7.5 million during the first nine months of fiscal year 2016.

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

Liquidity Outlook

We believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We do not contemplate a need for any foreign repatriation of the earnings which are deemed permanently reinvested. Our foreseeable cash needs include our newly announced quarterly cash dividend to Progress shareholders, as well as our planned capital expenditures and share repurchases, lease commitments, restructuring obligations and other long-term obligations.

Revenue Backlog

(In thousands)	August 31, 2016	August 31, 2015
Deferred revenue, primarily related to unexpired maintenance and support contracts	$137,883	$130,996
Multi-year licensing arrangements (1)	31,101	22,791
Total revenue backlog	$168,984	$153,787

(1)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $29.4 million of the multi-year licensing arrangements as of August 31, 2016 relate to OEM arrangements in our Data Connectivity and Integration business segment, while the remaining amount relates to arrangements in our OpenEdge business segment.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated statement of cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance in ASU 2016-09 is required for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We currently expect that most of our operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption. However, we are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of fiscal year 2016, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2015 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended August 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Fluctuations in foreign currency exchange rates could have an adverse impact on our financial condition and results of operations. Changes in the value of foreign currencies relative to the U.S. dollar has adversely affected our results of operations and financial position. For example, during the second half of 2014 and early 2015, the value of the U.S. dollar strengthened in comparison to certain foreign currencies, including in Europe, Brazil and Australia. As approximately one-third of our revenue is denominated in foreign currency, our fiscal year 2015 and fiscal first, second, and third quarters of 2016 revenue results were impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings. We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the third quarter of fiscal year 2016 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
June 2016	442,846	$25.89	442,846	$143,021
July 2016	—	—	—	143,021
August 2016	—	—	—	143,021
Total	442,846	$25.89	442,846	$143,021

Item 5. Other Matters

On September 28, 2016, we announced the appointment of Kurt J. Abkemeier as our new chief financial officer. As CFO, Mr. Abkemeier will oversee the company's global finance and accounting operations and be a member of the company's executive leadership team, reporting to Phil Pead, president and chief executive officer. Mr. Abkemeier succeeds Chris E. Perkins, who informed the company in March 2016 that he would retire as CFO upon the appointment of his successor. Mr. Abkemeier began as CFO at Progress on September 28, 2016.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Philip M. Pead

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Kurt J. Abkemeier

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended August 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of August 31, 2016 and November 30, 2015; (ii) Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	October 7, 2016	/s/ PHILIP M. PEAD
Philip M. Pead
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 7, 2016	/s/ KURT J. ABKEMEIER
Kurt J. Abkemeier
Chief Financial Officer
(Principal Financial Officer)

Dated:	October 7, 2016	/s/ PAUL A. JALBERT
Paul A. Jalbert
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Philip M. Pead

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Kurt J. Abkemeier

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended August 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):
(i) Condensed Consolidated Balance Sheets as of August 31, 2016 and November 30, 2015; (ii) Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2016 and 2015; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith