Form 10-K
period 2016-11-30
PROGRESS SOFTWARE CORP /MA
filed 2017-01-30
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2016
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
Yes  ☐    No  ☒

As of May 31, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,259,000,000.

As of January 23, 2017, there were 48,734,771 common shares outstanding.

Documents Incorporated By Reference
Portions of the definitive Proxy Statement in connection with the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2016

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

PART I

Item 1. Business

Overview

We are a global leader in application development, empowering enterprises to build mission-critical business applications to succeed in an evolving business environment. With offerings spanning web, mobile and data for on-premise and cloud environments, we power businesses worldwide, promoting success one application at a time. Our solutions are used across a variety of industries.

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

Fiscal Year 2016 Highlights and Recent Developments

Leadership Changes

In October 2016, Yogesh Gupta became our President and Chief Executive Officer, replacing Philip Pead, who had been our President and Chief Executive Officer since December 2012. Mr. Pead remains a member of our Board of Directors. In September 2016, Kurt Abkemeier became our Chief Financial Officer, replacing Chris Perkins, who had been our Chief Financial Officer since February 2013.

New Strategic Plan

On January 16, 2017, we announced a new strategic plan highlighted by a new product strategy and a streamlined operating approach with a tighter focus on areas of strength to more efficiently drive revenue. The key tenets of the new strategic plan are as follows:

•
Streamlined Operating Approach. In fiscal year 2017, we have begun to adapt our organization and operating principles for our core products to focus primarily on customer and partner retention and success. For certain of our products, we are also strengthening our high volume, low touch e-commerce capabilities.

•
New Product Strategy. As part of the new strategic plan, we are undertaking a new product strategy in which we will provide the platform and tools enterprises need to build next generation applications that drive their businesses known as “Cognitive Applications.” Our platform for Cognitive Applications will make it easy for developers to build these new applications and will include:

◦Our NativeScript offering, which allows developers to use JavaScript to build native applications across            multiple platforms;
◦A mission-critical back-end-as-a-service platform that runs on any cloud, is secure, high-performing, and            highly-scalable while supporting all modern user interfaces;
◦Automated and intuitive machine learning capabilities for accelerating the creation and delivery of Cognitive        Applications;
◦Our data connectivity and integration capabilities; and
◦Our business logic and rules capabilities.

Our new product strategy replaces our prior strategy focused around our Digital Factory offering, which is a cloud-based solution combining primarily two of our products, Sitefinity and Telerik Platform. Although we are discontinuing our investment in our Digital Factory offering, Sitefinity remains a core product within our portfolio and Telerik Platform is a key part of our new product strategy.

•
Restructuring. With the adoption of our new product strategy, we are discontinuing our investment in our Digital Factory offering and re-aligning our resources consistent with our core operating approach. To that end, during the first quarter of fiscal year 2017, we began to implement restructuring efforts including the consolidation of facilities, implementation of a simplified organizational structure and a reduction of marketing and other external expenses. In addition, we began to reduce headcount by approximately 450 employees, totaling over 20% of our workforce. Initial headcount reductions commenced in the fiscal first quarter of 2017 and are expected to be substantially completed by the end of the fiscal second quarter of 2017, subject to local laws and consultation processes. After investments in our new product strategy, we expect to reduce net annual run-rate costs by approximately $20 million by the end of fiscal year 2017.

Share Repurchase Authorization

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $214.5 million. In fiscal year 2016, we repurchased and retired 3.1 million shares of common stock for $79.2 million under our Board of Directors authorized share repurchase program, leaving $135.3 million remaining under this program.

Dividend Declaration

On September 27, 2016, our Board of Directors approved the initiation of a quarterly cash dividend to our shareholders. The first quarterly dividend of $0.125 per share of common stock was paid on December 15, 2016 to shareholders of record as of the close of business on December 1, 2016. On January 11, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share of common stock payable on March 15, 2017 to shareholders of record as of the close of business on March 1, 2017.

Our Business Segments

OpenEdge Business Segment

The OpenEdge business segment drives growth within OpenEdge’s large, diverse partner base by providing the product enhancements and marketing support these partners need to sell more of their existing solutions to their customers. The OpenEdge business segment is also focused on providing partners and direct end users with a clear path to develop and integrate cloud-based applications in the future. Our services organization helps partners and customers leverage their core assets and develop strategies that protect current investments, while addressing changing business requirements.

The solutions within the OpenEdge Business Segment include:

Progress OpenEdge

Progress OpenEdge is development software for building dynamic multi-language applications for secure deployment across any platform, any device, and any cloud. OpenEdge provides a unified environment comprising development tools, application servers, application management tools, an embedded relational database management system, and the capability to connect and integrate with other applications and data sources independently or with other Progress products.

Progress Corticon

Progress Corticon is a Business Rules Management System (BRMS) that enables applications with decision automation, decision change process and decision-related insight capabilities. Corticon helps both business and IT users to quickly create or reuse business rules as well as create, improve, collaborate on, and maintain decision logic. Corticon is a market-leading platform for automating and executing business rules.

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

Application Development and Deployment Business Segment

The Application Development and Deployment (AppDev) business segment is focused on generating net new customers for our application development assets. Substantially all of the products within the AppDev segment were acquired in connection with our acquisition of Telerik, Inc. in December 2014. This business segment has the focus and agility of a start-up, able to react quickly to changes in this rapidly-evolving market. Having a team solely focused on this market enables us to rapidly meet the demands of developers who are seeking to increase their productivity and move toward the cloud.

The solutions within the AppDev Business Segment include:

Dev Tools

Dev Tools is a cross-platform, user experience design, quality assurance, debugging and reporting suite for next generation web, mobile, desktop and HTML5 applications. Utilizing Dev Tools enables developers to focus on business logic and not infrastructure. Included in Dev Tools are Fiddler and Kendo UI.

NativeScript

NativeScript is an open-source application development platform that enables developers to use JavaScript to build cross-platform, native iOS and Android applications.

Dev Cloud

Dev Cloud is a cloud-based application design, deployment, hosting and testing suite featuring a hybrid application development environment, backend as a service, analytics and mobile testing.

Telerik Platform

The Telerik Platform is a complete end-to-end application lifecycle solution that combines Dev Tools, Dev Cloud and ALM products into an integrated platform for mobile application development using any approach (web, hybrid and native).

Test Studio

Test Studio is an application lifecycle management suite for testing web, mobile and desktop applications that covers the process from idea to deployment.

Sitefinity

Sitefinity is a next-generation web content management and customer analytics platform for managing and optimizing digital experiences. Sitefinity combines superior end user experience with a high level of customization capabilities for developers.

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

As of November 30, 2016, we have four primary development offices in North America, two primary development offices in EMEA and one primary development office in India. We spent $88.6 million, $88.3 million, and $63.1 million in fiscal years 2016, 2015 and 2014, respectively, on product development, including capitalized software development costs.

Customers

We market our products globally through several channels: directly to end users and indirectly to application partners (or ISVs), OEMs, and system integrators. Sales of our solutions and products through our direct sales force have historically been to business managers or IT managers in corporations and governmental agencies. We also target developers who create business applications, from individuals to teams, within enterprises of all sizes.

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

Sales personnel are responsible for developing new direct end user accounts, recruiting new indirect channel partners and new independent distributors, managing existing channel partner relationships and servicing existing customers. We actively seek to avoid conflict between the sales efforts of our application partners and our own direct sales efforts. We use our inside sales team to enhance our direct sales efforts and to generate new business and follow-on business from existing customers.

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

Our sales and marketing efforts with respect to certain of our products, including Dev Tools and the Telerik Platform, differ from our traditional sales and marketing efforts because the target markets are different. For these products, we have designed our marketing and sales model to be efficient for high volumes of lower-price transactions. Our marketing efforts focus on driving traffic to our websites and on generating high quality sales leads, in many cases, consisting of developer end users who download a free evaluation of our software. Our sales efforts then focus on converting these leads into paying customers through a high volume, short duration, sales process. Of particular importance to our target market, we enable our customers to buy our products in a manner convenient to them, whether by purchase order, online with a credit card or through our channel partners.

Customer Support

Our customer support staff provides telephone and Web-based support to end users, application developers and OEMs. Customers may purchase maintenance services entitling them to software updates, technical support and technical bulletins. Maintenance is generally not required with our products and is purchased at the customer's option. We provide support to customers primarily through our main regional customer support centers in Bedford, Massachusetts; Morrisville, North Carolina; Rotterdam, The Netherlands; Hyderabad, India; Melbourne, Australia; and Sofia, Bulgaria. Local technical support for specific products is provided in certain other countries as well.

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

Business Segment and Geographical Information

Effective September 1, 2014, we began operating as three distinct business segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment and began segment reporting for these business segments beginning in the fourth fiscal quarter of 2014. For additional information on business segments as well as geographical financial information, see Note 16 to our Consolidated Financial Statements in Item 8 of this Form 10-K.

Employees

As of November 30, 2016, we had 1,912 employees worldwide, including 578 in sales and marketing, 269 in customer support and services, 812 in product development and 253 in administration. On January 16, 2017, we announced that we will reduce headcount by approximately 450 employees, totaling over 20% of our workforce. Initial headcount reductions began in the fiscal first quarter of 2017 and are expected to be substantially completed by the end of the fiscal second quarter of 2017, subject to local laws and consultation processes.

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

Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. Approximately 43% of our total revenue is generated from sales outside North America. Political and/or financial instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely impact our business. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results.

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

Risk Relating to the Referendum of the United Kingdom’s Membership of the European Union. The announcement of the Referendum of the United Kingdom’s (or the U.K.) Membership of the European Union (E.U.) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. As described elsewhere in this 10-K, we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars. The announcement of Brexit has created global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

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

Fluctuations in foreign currency exchange rates could have an adverse impact on our financial condition and results of operations. Changes in the value of foreign currencies relative to the U.S. dollar have adversely affected our results of operations and financial position. During recent years, the value of the U.S. dollar strengthened in comparison to certain foreign currencies, including in Europe, Brazil and Australia. As approximately one-third of our revenue is denominated in foreign currency, our revenue results have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

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

We announced a new strategic plan for the company that may be difficult to implement, may not be successful and could adversely impact our business and results of operations. On January 16, 2017, we announced a new strategic plan. Under the plan, we intend to provide the platform and tools enterprises need to build next generation applications that drive their businesses known as “Cognitive Applications.” Our Board of Directors has approved certain operational restructuring initiatives to reduce annual costs. Some or all of these actions may adversely affect our financial condition and operating results, and we may not be able to execute on the plan nor enhance shareholder value. The new strategic plan may also subject our business to additional risks, such as the following:

•	disruption of our business or distraction of our employees and management;

•	difficulty recruiting, hiring, motivating and retaining talented and skilled personnel;

•	increased stock price volatility and changes to our stock price which may be unrelated to our current results of operations; and

•	uncertainty among our customers and prospective customers, and increased difficulty in closing sales with existing and prospective customers and delays in purchasing decisions.

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

We are required to comply with certain financial and operating covenants under our credit facility and to make scheduled debt payments as they become due; any failure to comply with those covenants or to make scheduled payments could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility. In December 2014, we entered into a credit facility, which consists of a $150 million term loan and a $150 million revolving loan (and may be increased by an additional $75 million in the form of revolving loans or term loans, or a combination thereof if the existing or additional lenders are willing to make such increased commitments). This facility matures in December 2019, at which time any amounts outstanding will be due and payable in full. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions and share repurchases.

We are required to comply with specified financial and operating covenants and to make scheduled repayments of our term loan, which may limit our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet any payment obligations under the facility could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow funds, we will be unable to borrow funds.

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

Item 2. Properties

We own our principal administrative, sales, support, marketing, product development and distribution facilities, which are located in three buildings totaling approximately 258,000 square feet in Bedford, Massachusetts. In addition, we maintain offices in leased facilities in various other locations in North America and outside North America, including Australia, Belgium, Brazil, Bulgaria, France, Germany, India, Netherlands, Singapore, and the United Kingdom. The terms of our leases generally range from one to six years. On January 16, 2017, we announced that we are undertaking a restructuring of our operations, which will include a consolidation of certain facilities. We are in the process of identifying those facilities to consolidate.
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

	Fiscal Year Ended
	November 30, 2016		November 30, 2015
	High	Low	High	Low
First quarter	$27.11	$22.01	$27.79	$23.58
Second quarter	$26.55	$22.57	$27.80	$25.32
Third quarter	$29.80	$24.20	$30.57	$25.69
Fourth quarter	$30.24	$25.55	$27.44	$21.94

On September 27, 2016, our Board of Directors approved the initiation of a quarterly cash dividend to Progress shareholders. The first quarterly dividend of $0.125 per share of common stock was paid on December 15, 2016 to shareholders of record as of the close of business on December 1, 2016. On January 11, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share of common stock payable on March 15, 2017 to shareholders of record as of the close of business on March 1, 2017.

As of December 31, 2016, our common stock was held by approximately 182 shareholders of record.

In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. In fiscal year 2014, we repurchased and retired 2.3 million shares of our common stock for $52.6 million. In fiscal year 2015, under the same authorization, we repurchased and retired 1.3 million shares for $32.9 million. In September 2015, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $114.5 million.

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $214.5 million. In fiscal year 2016, we repurchased and retired 3.1 million shares of our common stock for $79.2 million. As of November 30, 2016, there is $135.3 million remaining under this current authorization. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for each of the last five fiscal years ended November 30, 2016, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

Comparison of 5 Year Cumulative Total Return(1)
Among Progress Software Corporation, the NASDAQ Composite Index and the
NASDAQ Computer Index

(1) $100 invested on November 30, 2011 in stock or index, including reinvestment of dividends.

November 30,	2011	2012	2013	2014	2015	2016
Progress Software Corporation	$100.00	$98.72	$128.57	$127.93	$117.77	$145.16
NASDAQ Composite	100.00	114.88	154.38	180.41	194.96	203.17
NASDAQ Computer	100.00	112.11	141.32	178.34	192.86	206.86

Item 6. Selected Financial Data

The following table sets forth selected financial data for the last five fiscal years (in thousands, except per share data):

Year Ended November 30,	2016	2015	2014	2013	2012
Revenue	$405,341	$377,554	$332,533	$333,996	$317,612
(Loss) income from operations	(29,709)	14,754	80,740	63,740	67,789
(Loss) income from continuing operations	(55,726)	(8,801)	49,458	39,777	44,954
Net (loss) income	(55,726)	(8,801)	49,458	74,907	47,444
Basic (loss) earnings per share from continuing operations	(1.13)	(0.17)	0.97	0.73	0.71
Diluted (loss) earnings per share from continuing operations	(1.13)	(0.17)	0.96	0.72	0.71
Cash dividends declared per common share	0.125	—	—	—	—
Cash, cash equivalents and short-term investments	249,754	241,279	283,268	231,440	355,217
Total assets	754,827	877,123	702,756	682,187	884,977
Long-term debt, including current portion	135,000	144,375	—	—	—
Shareholders’ equity	406,629	522,464	543,245	513,654	638,399

Fiscal year 2016 amounts have been impacted by a $92 million impairment charge related to the goodwill of the Application Development and Deployment reporting unit. Refer to Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details. Fiscal years 2016 and 2015 amounts have been impacted by the acquisition of Telerik AD. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 7 to the Consolidated Financial Statements for additional details. We also entered into a credit agreement during fiscal year 2015 to partially fund our acquisition of Telerik AD. Refer to Note 8 to the Consolidated Financial Statements for additional details.

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

Overview

We are a global leader in application development, empowering enterprises to build mission-critical business applications to succeed in an evolving business environment. With offerings spanning web, mobile and data for on-premise and cloud environments, we power businesses worldwide, promoting success one application at a time. Our solutions are used across a variety of industries. We operate as three distinct segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment.

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

The revenue of Telerik is being recognized ratably over the maintenance period, which is generally one year, as vendor specific objective evidence (or VSOE) of fair value cannot be established for such maintenance. As a result of acquisition accounting, the acquired deferred revenue balance was significantly reduced to reflect its fair value as of the acquisition date. However, we still incurred the associated costs to fulfill the acquired deferred revenue, which are reflected in our consolidated statement of operations. As a result, during fiscal year 2015, our expenses as a percentage of total revenue were higher than in subsequent years until this acquired deferred revenue balance was recognized. The impact of this on fiscal year 2016 was minimal.

As of October 31, 2016, we tested goodwill for impairment for each of our reporting units. Beginning in late October 2016, with the appointment of Yogesh Gupta as our new Chief Executive Officer, our Board of Directors and executive management team undertook a comprehensive review of our strategy and operations, including our expectations for fiscal year 2017 results. Based on this review, we reduced our future growth expectations with respect to the product lines within our Application Development and Deployment reporting unit. As a result, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the reporting unit and we recorded a $92.0 million goodwill impairment charge related to the Application Development and Deployment reporting unit.

During fiscal year 2016, our results were adversely impacted by decreases in sales to OpenEdge direct enterprise customers. During the past three fiscal years, our results have benefited from several large license sales to OpenEdge direct enterprise customers. These large transactions are difficult to predict as they are subject to longer sales cycles and the timing of completion is often uncertain. If we fail to complete these large transactions or if completion is delayed, our results will be adversely impacted.

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $214.5 million. In fiscal year 2016, we repurchased and retired 3.1 million shares of our common stock for $79.2 million. As of November 30, 2016, there is $135.3 million remaining under this current authorization. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

In September 2016, our Board of Directors approved the initiation of a quarterly cash dividend to Progress shareholders. The first quarterly dividend of $0.125 per share of common stock was paid on December 15, 2016 to shareholders of record as of the close of business on December 1, 2016.

On January 11, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share of common stock payable on March 15, 2017 to shareholders of record as of the close of business on March 1, 2017.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. Beginning in the fourth quarter of 2014, the value of the U.S. dollar strengthened in comparison to certain foreign currencies, including in Europe, Brazil and Australia, and continued to strengthen during the first half of 2015. The U.S. dollar remained strong in comparison to foreign currencies in 2016. Since approximately one-third of our revenue is denominated in foreign currency, our revenue results have been negatively impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

On January 16, 2017, we announced a new strategic plan. Under the plan, we intend to provide the platform and tools enterprises need to build next generation applications that drive their businesses known as “Cognitive Applications.” Our Board of Directors has approved certain operational restructuring initiatives to reduce annual costs. Some or all of these actions may adversely affect our financial condition and operating results, and we may not be able to execute on the plan nor enhance shareholder value.

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

Results of Operations

Fiscal Year 2016 Compared to Fiscal Year 2015

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2016	November 30, 2015	As Reported	Constant Currency
Revenue	$405,341	$377,554	7%	9%

Total revenue increased $27.8 million, or 7%, in fiscal year 2016 as compared to fiscal year 2015. Revenue would have increased by 9% if exchange rates had been constant in fiscal year 2016 as compared to exchange rates in fiscal year 2015. The increase in revenue is primarily due to the impact of the Telerik acquisition during the first quarter of fiscal year 2015. As a result of acquisition accounting, the acquired deferred revenue balance was significantly reduced to reflect its fair value as of the acquisition date. Therefore, the reduction of the acquisition date deferred revenue had a negative impact on revenue in fiscal year 2015. However, in fiscal year 2016 we recognized revenue related to the full value of Telerik deferred revenue that was generated during fiscal years 2015 and 2016. The increase in revenue in fiscal year 2016 was also the result of an increase in license and maintenance and services revenue as further described below. Changes in prices from fiscal year 2015 to 2016 did not have a significant impact on our revenue.

License Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2016	November 30, 2015	As Reported	Constant Currency
License	$134,863	$130,250	4%	5%
As a percentage of total revenue	33%	34%

Software license revenue increased $4.6 million, or 4%, in fiscal year 2016 as compared to fiscal year 2015. Software license revenue would have increased by 5% if exchange rates had been constant in fiscal year 2016 as compared to exchange rates in effect in fiscal year 2015. The increase in license revenue is primarily due to the impact of the Telerik acquisition during the first quarter of fiscal year 2015 as described above. The increase in license revenue was also due to an increase in Data Connectivity and Integration license sales, partially offset by decreases in sales to OpenEdge customers and in Corticon license sales.

Maintenance and Services Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2016	November 30, 2015	As Reported	Constant Currency
Maintenance	$238,377	$217,718	9%	11%
As a percentage of total revenue	59%	58%
Professional services	$32,101	$29,586	9%	9%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$270,478	$247,304	9%	11%
As a percentage of total revenue	67%	66%

Maintenance and services revenue increased $23.2 million in fiscal year 2016 as compared to fiscal year 2015. Both maintenance revenue and professional services revenue increased 9% compared to the prior year. The increase in maintenance revenue is primarily due to the impact of the Telerik acquisition during the first quarter of fiscal year 2015 as described above. The increase in services revenue in fiscal year 2016 was also due to higher software-as-a-service (SaaS) revenue generated by our Application Development and Deployment segment compared to the prior year.

Revenue by Region

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2016	November 30, 2015	As Reported	Constant Currency
North America	$229,203	$207,566	10%	10%
As a percentage of total revenue	57%	55%
EMEA	$130,818	$124,171	5%	9%
As a percentage of total revenue	32%	33%
Latin America	$21,156	$17,594	20%	27%
As a percentage of total revenue	5%	5%
Asia Pacific	$24,164	$28,223	(14)%	(14)%
As a percentage of total revenue	6%	7%

Total revenue generated in North America increased $21.6 million, and total revenue generated outside North America increased $6.2 million, in fiscal year 2016 as compared to fiscal year 2015. The increases in North America and EMEA were primarily due to the impact of the Telerik acquisition during the first quarter of fiscal year 2015 as described above. The increase in Latin America is primarily due to a multi-million dollar OpenEdge direct license transaction that was completed in the fourth quarter of fiscal 2016. The decrease in Asia Pacific is due to several large OpenEdge license transactions that occurred in the third fiscal quarter of 2015.

Total revenue generated in markets outside North America represented 43% of total revenue in fiscal year 2016 compared to 45% of total revenue in fiscal year 2015. Total revenue generated in markets outside North America would have represented 44% of total revenue if exchange rates had been constant in fiscal year 2016 as compared to the exchange rates in effect in fiscal year 2015.

Revenue by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
OpenEdge segment	$276,267	$295,934	(7)%
Data Connectivity and Integration segment	48,009	37,926	27%
Application Development and Deployment segment	81,065	43,694	86%
Total revenue	$405,341	$377,554	7%

Revenue in the OpenEdge segment decreased $19.7 million, or 7%, in fiscal year 2016 as compared to fiscal year 2015, primarily due to lower license sales to both our ISV partners and direct enterprise users and a large multi-year distribution agreement in 2015. Revenue in the OpenEdge segment would have decreased by 5% if exchange rates had been constant in fiscal year 2016 as compared to exchange rates in fiscal year 2015. Data Connectivity and Integration revenue increased $10.1 million, or 27%, in fiscal year 2016 as compared to fiscal year 2015, primarily in North America, due to higher license revenue resulting from renewals and expansions of distribution agreements with large OEM customers. Application Development and Deployment revenue increased $37.4 million, or 86%, year over year as a result of the impact of the Telerik acquisition during the first quarter of fiscal year 2015 as described above.

Cost of Software Licenses

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Cost of software licenses	$5,456	$5,979	(9)%
As a percentage of software license revenue	4%	5%
As a percentage of total revenue	1%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses decreased $0.5 million, or 9%, in fiscal year 2016 as compared to fiscal year 2015, and decreased as a percentage of software license revenue from 5% to 4%. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Cost of maintenance and services	$44,760	$40,933	9%
As a percentage of maintenance and services revenue	17%	17%
As a percentage of total revenue	11%	11%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services increased $3.8 million, or 9%, in fiscal year 2016 as compared to fiscal year 2015, and remained flat as a percentage of maintenance and services revenue year over year. The increase in cost of maintenance and services is primarily due to higher compensation-related costs as a result of an increase in headcount as compared to the prior fiscal year.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Amortization of acquired intangibles	$15,496	$16,830	(8)%
As a percentage of total revenue	4%	4%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles decreased $1.3 million, or 8%, in fiscal year 2016 as compared to fiscal year 2015. The decrease was due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Gross profit	$339,629	$313,812	8%
As a percentage of total revenue	84%	83%

Our gross profit increased $25.8 million, or 8%, in fiscal year 2016 as compared to fiscal year 2015, and our gross profit as a percentage of total revenue increased from 83% to 84% year over year. The dollar increase is primarily related to the increase of maintenance revenue. As a result of acquisition accounting, the deferred revenue balance acquired from Telerik in the first quarter of fiscal year 2015 was significantly reduced to reflect its fair value as of the acquisition date, which impacted the amount of revenue recognized in fiscal year 2015. However, we were still incurring the associated costs to fulfill the acquired deferred revenue, which were reflected in our consolidated statement of operations in fiscal year 2015. As a result, our expenses as a percentage of total revenue were higher in fiscal year 2015.

Sales and Marketing

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Sales and marketing	$121,501	$124,867	(3)%
As a percentage of total revenue	30%	33%

Sales and marketing expenses decreased $3.4 million, or 3%, in fiscal year 2016 as compared to fiscal year 2015, and decreased as a percentage of total revenue from 33% to 30%. The decrease in sales expenses was primarily due to lower outside services costs, largely due to our decision to end the outsourcing of our renewal maintenance business.

Product Development

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Product development costs	$88,587	$88,250	—%
Capitalized product development costs	—	(1,326)	(100)%
Total product development expense	$88,587	$86,924	2%
As a percentage of total revenue	22%	23%

Product development expenses increased $1.7 million, or 2%, in fiscal year 2016 as compared to fiscal year 2015, and decreased as a percentage of revenue from 23% to 22%. The increase in product development expense during the period is primarily due to higher compensation-related costs, most significantly in stock-based compensation costs, as a result of an increase in headcount as compared to the prior fiscal year. This increase was offset by the elimination of capitalized product development costs primarily as a result of our decision to replace our internally developed cloud-based mobile application development technology with technology acquired in connection with the acquisition of Telerik.

General and Administrative

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
General and administrative	$46,532	$57,294	(19)%
As a percentage of total revenue	11%	15%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased $10.8 million, or 19%, in fiscal year 2016 as compared to fiscal year 2015, and decreased as a percentage of revenue from 15% to 11%. The decrease was primarily due to decreased costs for external services in fiscal year 2016.

Impairment of Goodwill

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Impairment of goodwill	$92,000	$—	100%
As a percentage of total revenue	23%	—%

As of October 31, 2016, we tested goodwill for impairment for each of our reporting units under the two-step quantitative goodwill impairment test. Based on the first step of the goodwill impairment test, we concluded that our OpenEdge and Data Connectivity and Integration reporting units had fair values which significantly exceeded their carrying values as of the annual impairment date. With the reduced future growth expectations described in the Overview section above, our Application Development and Deployment reporting unit did not pass the first step of the impairment test. As such, we allocated the fair value of the Application Development and Deployment reporting unit to all of its assets and liabilities. Based on our analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the reporting unit. As a result, we recorded a $92.0 million goodwill impairment charge related to the Application Development and Deployment reporting unit. See Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Amortization of acquired intangibles	$12,735	$12,745	—%
As a percentage of total revenue	3%	3%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles remained flat in fiscal year 2016 as compared to fiscal year 2015.

Impairment of Intangible Assets

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Impairment of intangible assets	$5,051	$—	100%
As a percentage of total revenue	1%	—%

During fiscal year 2016, we evaluated the ongoing value of the intangible assets associated with the technology obtained in connection with the acquisition of Modulus. As a result of our decision to abandon the related assets due to a change in our expected ability to use the technology internally, we determined that the intangible assets were fully impaired. As a result, we incurred an impairment charge of $5.1 million during fiscal year 2016.

Restructuring Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Restructuring expenses	$1,692	$12,989	(87)%
As a percentage of total revenue	—%	3%

We incurred restructuring expenses of $1.7 million in fiscal year 2016 as compared to $13.0 million in fiscal year 2015. Restructuring expenses recorded in fiscal year 2016 relate to the restructuring activities occurring in fiscal years 2016, 2015, 2014, 2013 and 2012. See Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Acquisition-related expenses	$1,240	$4,239	(71)%
As a percentage of total revenue	—%	1%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, and earn-out payments treated as compensation expense. Acquisition-related expenses in fiscal year 2016 were minimal. Acquisition-related expenses in fiscal year 2015 resulted primarily from expenses related to the Telerik acquisition completed in the first quarter of fiscal year 2015. See Note 7 to the consolidated financial statements for additional details.

(Loss) Income from Operations

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
(Loss) income from operations	$(29,709)	$14,754	(301)%
As a percentage of total revenue	(7)%	4%

Income from operations decreased $44.5 million, or 301%, in fiscal year 2016 as compared to fiscal year 2015. As discussed above, the decrease was primarily driven by the impairment of goodwill during fiscal year 2016 and partially offset by higher revenue during fiscal year 2016 compared to fiscal year 2015, as well as by lower expenses period over period.

(Loss) Income from Operations by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
OpenEdge segment	$203,329	$218,849	(7)%
Data Connectivity and Integration segment	35,249	24,107	46%
Application Development and Deployment segment	40,885	4,308	849%
Other unallocated expenses	(309,172)	(232,510)	(33)%
Total (loss) income from operations	$(29,709)	$14,754	(301)%

Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, general and administration, amortization and impairment of acquired intangibles, stock-based compensation, restructuring, and acquisition-related expenses.

Other (Expense) Income

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Interest expense	$(4,178)	$(3,788)	10%
Interest income and other, net	839	1,446	(42)%
Foreign currency loss	(2,232)	(58)	(3,748)%
Total other expense, net	$(5,571)	$(2,400)	(132)%
As a percentage of total revenue	(1)%	(1)%

Total other expense, net decreased $3.2 million in fiscal year 2016 as compared to fiscal year 2015 primarily due to the foreign currency loss of $2.2 million in fiscal year 2016 compared to the foreign currency loss of $0.1 million in fiscal year 2015. The change in foreign currency gains/losses is a result of movements in exchange rates and the impact during fiscal year 2016 on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Provision for income taxes	$20,446	$21,155	(3)%
As a percentage of total revenue	5%	6%

Our effective income tax rate was (58)% in fiscal year 2016 and 171% in fiscal year 2015. In fiscal year 2016 our rate was impacted unfavorably as a result of the goodwill impairment expense that is not tax deductible, partially offset by the release of the valuation allowance on state research and development tax credits described below and the out-of-period benefit described below. The decrease in the effective rate is primarily due to the jurisdictional mix of profits as a result of the acquisition of Telerik, where substantial losses were incurred in Bulgaria in fiscal year 2015 and tax effected at a 10% statutory rate and other jurisdictions’ earnings, primarily in the United States, were taxed at higher rates. The loss in Bulgaria in fiscal 2015 was primarily due to amortization expense and other purchase accounting adjustments related to the Telerik acquisition.

In addition, during the preparation of our condensed consolidated financial statements for the three months ended May 31, 2016, we identified an error in our prior year income tax provision whereby income tax expense was overstated for the year ended November 30, 2015 by $2.7 million related to our tax treatment of an intercompany gain. We determined that the error is not material to the prior year financial statements. We also concluded that recording an out-of-period correction would not be material and have therefore corrected this error by recording an out-of-period $2.7 million tax benefit in our interim financial statements for the period ended May 31, 2016.

In addition, in the fourth quarter of fiscal year 2016 we recorded a tax benefit of $2.7 million related to the release of the valuation allowance on state research and development credits.

Net (Loss) Income

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Net (loss) income	$(55,726)	$(8,801)	(533)%
As a percentage of total revenue	(14)%	(2)%

Fiscal 2015 Compared to Fiscal 2014

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2015	November 30, 2014	As Reported	Constant Currency
Revenue	$377,554	$332,533	14%	21%

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

We incurred restructuring expenses of $13.0 million in fiscal year 2015 as compared to $2.3 million in fiscal year 2014. Restructuring expenses recorded in fiscal year 2015 relate to the restructuring activities occurring in fiscal years 2015, 2014, 2013 and 2012. See Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
Acquisition-related expenses	$4,239	$5,862	(28)%
As a percentage of total revenue	1%	2%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, and earn-out payments treated as compensation expense. Acquisition-related expenses decreased in fiscal year 2015 compared to fiscal year 2014 due to the completion of earn-out provisions related to the Rollbase acquisition as of the end of the second quarter of fiscal year 2015, as well as the reversal of contingent consideration provisions related to the Modulus acquisition, which was credited to the consolidated statement of operations during fiscal year 2015. The decrease was partially offset by retention bonus costs incurred in fiscal year 2015 related to the BravePoint and Telerik acquisitions. See Note 7 to the Consolidated Financial Statements for additional details.

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

Net (Loss) Income

	Fiscal Year Ended
(In thousands)	November 30, 2015	November 30, 2014	Percentage Change
Net (loss) income	$(8,801)	$49,458	(118)%
As a percentage of total revenue	(2)%	15%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	November 30, 2016	November 30, 2015
Cash and cash equivalents	$207,036	$212,379
Short-term investments	42,718	28,900
Total cash, cash equivalents and short-term investments	$249,754	$241,279

The increase in cash, cash equivalents and short-term investments of $8.5 million since the end of fiscal year 2015 was primarily due to cash inflows from operations of $102.8 million, partially offset by repurchases of common stock of $79.2 million, payments of debt principal in the amount of $9.4 million, and purchases of property and equipment of $5.8 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments held by our foreign subsidiaries was $26.8 million and $49.9 million at November 30, 2016 and 2015, respectively. This amount is considered to be permanently reinvested; as such, it is not available to fund our domestic operations. If we were to repatriate these funds, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material adverse impact on our liquidity.

Share Repurchase Program

In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. In fiscal year 2014, we repurchased and retired 2.3 million shares of our common stock for $52.6 million. In fiscal year 2015, under the same authorization, we repurchased and retired 1.3 million shares for $32.9 million. In September 2015, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $114.5 million.

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program. In fiscal year 2016, we repurchased and retired 3.1 million shares of our common stock for $79.2 million. As of November 30, 2016, there is $135.3 million remaining under this current authorization. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

Dividends

On September 27, 2016, our Board of Directors approved the initiation of a quarterly cash dividend to Progress shareholders.
The first quarterly dividend of $0.125 per share of common stock was paid on December 15, 2016 to shareholders of record as of the close of business on December 1, 2016.

On January 11, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share of common stock payable on March 15, 2017 to shareholders of record as of the close of business on March 1, 2017.

Restructuring Activities

During the fourth quarter of fiscal year 2016, our management approved, committed to and initiated plans to make strategic changes to our organization as a result of the appointment of our new Chief Executive Officer during the period. In connection with the new organizational structure, we eliminated the positions of Chief Product Officer and Chief Revenue Officer.

As part of this fourth quarter restructuring, for the fiscal year ended November 30, 2016, we incurred expenses of $1.5 million. The expenses are recorded as restructuring expenses in the consolidated statements of operations. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2017. As a result, the total amount of the restructuring reserve of $1.4 million is included in other accrued liabilities on the consolidated balance sheet at November 30, 2016.

In January 2017, we announced certain operational restructuring initiatives intended to significantly reduce annual costs. To execute these operational restructuring initiatives, we expect to reduce our global workforce by approximately 450 positions, totaling over 20% of our global workforce. These workforce reductions commenced in the first fiscal quarter of 2017 and are expected to be completed by the end of the second fiscal quarter of 2017, depending upon local legal requirements.  These workforce reductions will occur in substantially all functional units and across all geographies in which we operate. We also expect to consolidate offices in various locations.

As a result of these workforce reductions and office consolidations, we expect to incur in the aggregate a pre-tax charge in the range of approximately $17 million to $20 million. The estimated aggregate charge consists of approximately $16 million to $17 million relating to our global workforce reduction, consisting primarily of severance and post-employment benefits, and approximately $1 million to $3 million relating to our office consolidations. We expect to record these charges primarily in the 2017 first and second fiscal quarters.  Substantially all of these charges are expected to result in cash expenditures.

Credit Facility

Our credit agreement provides for a $150 million secured term loan and a $150 million secured revolving credit facility, which may be made available in U.S. Dollars and certain other currencies. The revolving credit facility may be increased by up to an additional $75 million if the existing or additional lenders are willing to make such increased commitments. We borrowed the $150 million term loan included in our credit agreement to partially fund our acquisition of Telerik. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of November 30, 2016 was $135.0 million, with $15.0 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments were in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of November 30, 2016, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The average interest rate of the credit facility during the fiscal year ended November 30, 2016 was 2.22% and the interest rate as of November 30, 2016 was 2.31%.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. As of November 30, 2016, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these covenants as of November 30, 2016.

Cash Flows from Operating Activities

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	November 30, 2014
Net (loss) income	$(55,726)	$(8,801)	$49,458
Non-cash reconciling items included in net (loss) income	159,675	66,438	57,621
Changes in operating assets and liabilities	(1,104)	46,903	615
Net cash flows from operating activities	$102,845	$104,540	$107,694

Cash generated from operations in fiscal year 2016 decreased by approximately $1.7 million, or 2%, as compared to fiscal year 2015. The decrease in cash generated from operations was primarily due to the year over year difference in changes in operating assets and liabilities, partially offset by higher operating income in fiscal year 2016 when excluding the impact of non-cash reconciling items included in net losses in both years. The significant non-cash reconciling items included in net loss in fiscal year 2016 include a $92 million impairment charge related to the goodwill of the Application Development and Deployment reporting unit (see Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information on the impairment charge). The significant changes in operating assets and liabilities in fiscal year 2015 as compared to fiscal year 2016 were primarily driven by an increase in total deferred revenue resulting from the acquisition of Telerik at the beginning of fiscal year 2015, as discussed below. Also, net tax payments made in fiscal year 2016 were $22.0 million, compared to $17.0 million in fiscal year 2015. In addition, our gross accounts receivable as of November 30, 2016 decreased by $1.8 million from the end of fiscal year 2015. Days sales outstanding (DSO) in accounts receivable was 50 days at the end of fiscal year 2016, compared to 52 days at the end of fiscal year 2015 and 63 days at the end of fiscal year 2014.

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

Cash Flows from Investing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	November 30, 2014
Net investment activity	$(15,216)	$(9,552)	$37,784
Purchases of property and equipment	(5,786)	(7,184)	(7,985)
Capitalized software costs	—	(1,661)	(3,816)
Payments for acquisitions, net of cash acquired	—	(246,275)	(24,493)
Proceeds from divestitures	—	4,500	3,300
Other investing activities	—	(36)	346
Net cash flows (used in) from investing activities	$(21,002)	$(260,208)	$5,136

Net cash inflows and outflows of our net investment activity is primarily a result of the timing of our purchases and maturities of securities, which are classified as short-term investments, including the sale of all of our remaining ARS during the third quarter of fiscal year 2014, as well as the timing of acquisitions and divestitures. In addition, we spent $5.8 million on property and equipment and capitalized software costs in fiscal year 2016 as compared to $8.8 million in the fiscal year 2015 and $11.8 million in fiscal year 2014. Most significantly, however, we did not complete any acquisitions during fiscal year 2016, whereas we acquired Telerik during the first quarter of fiscal year 2015 for a net cash amount of $246.3 million, which was funded through a combination of existing cash resources and a $150 million term loan discussed below in Cash Flows from Financing Activities, and we acquired Modulus and BravePoint during the second and fourth quarters of fiscal year 2014, respectively, for a net cash amount of $24.5 million.

Cash Flows from Financing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	November 30, 2014
Proceeds from stock-based compensation plans	$9,918	$13,069	$16,488
Repurchases of common stock	(79,188)	(32,868)	(52,604)
Proceeds from the issuance of debt, net of payments of principle and debt issuance costs	(9,375)	142,588	—
Other financing activities	(3,548)	(4,489)	(6,116)
Net cash flows from financing activities	$(82,193)	$118,300	$(42,232)

During fiscal year 2016, we received $9.9 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan, as compared to $13.1 million in fiscal year 2015 and $16.5 million is fiscal year 2014. In addition, in fiscal year 2016, we repurchased $79.2 million of our common stock, compared to repurchases of $32.9 million and $52.6 million, net of unsettled trades, in fiscal years 2015 and 2014, respectively. Most significantly, during fiscal year 2015, we received net proceeds of $142.6 million from the issuance of debt, whereas we made principal payments on this debt in the amount of $9.4 million during fiscal year 2016.

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

Liquidity Outlook

We believe that existing cash balances, together with funds generated from operations and amounts available under our new credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We do not contemplate a need for any foreign repatriation of the earnings which are deemed permanently reinvested. Our foreseeable cash needs include our planned capital expenditures, debt repayments, quarterly cash dividends, share repurchases, lease commitments, restructuring obligations and other long-term obligations.

Revenue Backlog

(In thousands)	November 30, 2016	November 30, 2015
Deferred revenue, primarily related to unexpired maintenance and support contracts	$137,761	$134,071
Multi-year licensing arrangements (1)	26,368	19,862
Total revenue backlog	$164,129	$153,933

(1)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $25.2 million and $17.7 million of the multi-year licensing arrangements as of November 30, 2016 and November 30, 2015, respectively, relate to OEM arrangements in our Data Connectivity and Integration business segment, while the remaining amount relates to arrangements in our OpenEdge business segment.

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

Contractual Obligations

The following table details our contractual obligations as of November 30, 2016 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt:
Principal payments	$135,000	$15,000	$31,875	$88,125	$—
Interest payments (1)	7,881	2,992	4,878	11	—
Operating leases	17,574	5,475	7,335	3,873	891
Purchase obligations (2)	1,335	1,081	254	—	—
Unrecognized tax benefits (3)	—	—	—	—	—
Total	$161,790	$24,548	$44,342	$92,009	$891

(1)
Interest on the long-term debt is due and payable monthly and is estimated using the effective interest rate as of November 30, 2016 as the interest rate is variable. See Note 8 to the Consolidated Financial Statements appearing in Item 8 of this Form 10-K for additional information.

(2)	Represents the fixed or minimum amounts due under purchase obligations for support service agreements.

(3)
Our other noncurrent liabilities in the consolidated balance sheet include unrecognized tax benefits and related interest and penalties. As of November 30, 2016, we had unrecognized tax benefits of $3.8 million and an additional $0.3 million for interest and penalties classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table. See Note 14 to the Consolidated Financial Statements appearing in Item 8 of this Form 10-K for additional information.

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

Goodwill and Intangible Asset Impairment

We had goodwill and net intangible assets of $358.9 million at November 30, 2016. We evaluate goodwill and other intangible assets with indefinite useful lives, if any, for impairment annually or on an interim basis when events and circumstances arise that indicate impairment may have occurred. During the fourth quarter of fiscal year 2014, we changed the date of our annual impairment testing for goodwill from December 15 to October 31. We believe this change in accounting principle was preferable because it better aligned the timing of the annual goodwill impairment testing with our planning and budgeting process, which is a key component of the tests, and alleviates administrative burden during our year-end reporting period.

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

The determination of reporting units also requires management judgment. We consider whether a reporting unit exists within a reportable segment based on the availability of discrete financial information that is regularly reviewed by segment management. Our three reporting units were OpenEdge, Data Connectivity and Integration, and Application Development and Deployment as of November 30, 2016.

During fiscal year 2016, we tested goodwill for impairment for each of our reporting units as of October 31, 2016. Our OpenEdge and Data Connectivity and Integration reporting units had fair values which significantly exceeded their carrying values as of the annual impairment date. Our Application Development and Deployment reporting unit (which includes Telerik) did not pass the first step of the impairment test. As a result, we recorded a $92.0 million goodwill impairment charge related to the Application Development and Deployment reporting unit. As of November 30, 2016, the Application Development and Deployment reporting unit had $47.0 million of goodwill remaining.

In performing the impairment analysis as of the fourth quarter of fiscal year 2016, we applied a weighting to the discounted cash flow method under the income approach (50%) and the guideline public company method (40%) and guideline transaction method (10%) under the market approach to estimate the fair value of our OpenEdge, Data Connectivity and Integration, and Application Development and Deployment reporting units. The discount rate used in the analysis was 9.8%, 12.0%, and 13.8% for the OpenEdge, Data Connectivity and Integration, and Application Development and Deployment reporting units, respectively.

We recorded no goodwill impairment losses in fiscal years 2015 or 2014.

Income Tax Accounting

We have a net deferred tax asset of $2.7 million at November 30, 2016. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

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

Stock-Based Compensation

We recognize stock-based compensation based on the fair value of stock-based awards, less the present value of expected dividends, measured at the date of grant. Stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the award, and is adjusted each period for anticipated forfeitures.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. We estimate that the impact upon adoption on our consolidated balance sheets will be a reclassification of up to $1.1 million from other assets to long-term debt as of December 1, 2016.

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

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets or other long-term liabilities on the consolidated balance sheets at the end of each reporting period and expire from 30 days to 366 days. In fiscal year 2016, realized and unrealized losses of $4.0 million from our forward contracts were recognized in foreign currency loss, net in the consolidated statements of operations. These losses were substantially offset by realized and unrealized losses and gains on the offsetting positions.

Foreign currency translation exposure from a 10% movement of currency exchange rates would have a material impact on our reported revenue and net income. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 3%, or $12 million, and our net income would be adversely affected by approximately 1%, or $1 million (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding foreign currency forward contracts at November 30, 2016 and 2015 where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2016		November 30, 2015
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$74,690	$(6,597)	$76,748	$(4,026)
Forward contracts to purchase U.S. dollars	1,673	(19)	2,077	5
Total	$76,363	$(6,616)	$78,825	$(4,021)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and subsidiaries as of November 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of November 30, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 30, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 30, 2017

PROGRESS SOFTWARE CORPORATION
Consolidated Balance Sheets

(In thousands, except share data)	November 30, 2016	November 30, 2015
Assets
Current assets:
Cash and cash equivalents	$207,036	$212,379
Short-term investments	42,718	28,900
Total cash, cash equivalents and short-term investments	249,754	241,279
Accounts receivable (less allowances of $1,143 in 2016 and $2,193 in 2015)	65,678	66,459
Other current assets	20,621	15,671
Total current assets	336,053	323,409
Property and equipment, net	50,105	54,226
Intangible assets, net	80,827	114,113
Goodwill	278,067	369,985
Deferred tax assets	6,601	10,971
Other assets	3,174	4,419
Total assets	$754,827	$877,123
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	15,000	9,375
Accounts payable	12,991	11,188
Accrued compensation and related taxes	26,212	29,720
Dividends payable to shareholders	6,067	—
Income taxes payable	1,509	2,941
Other accrued liabilities	12,999	21,465
Short-term deferred revenue	128,960	125,227
Total current liabilities	203,738	199,916
Long-term debt	120,000	135,000
Long-term deferred revenue	8,801	8,844
Deferred tax liabilities	3,901	7,112
Other noncurrent liabilities	11,758	3,787
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $.01 par value; authorized, 200,000,000 shares; issued and outstanding, 48,536,516 in 2016 and 50,579,539 in 2015	485	506
Additional paid-in capital	239,011	227,424
Retained earnings	195,694	319,162
Accumulated other comprehensive loss	(28,561)	(24,628)
Total shareholders’ equity	406,629	522,464
Total liabilities and shareholders’ equity	$754,827	$877,123

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share data)	November 30, 2016	November 30, 2015	November 30, 2014
Revenue:
Software licenses	$134,863	$130,250	$117,801
Maintenance and services	270,478	247,304	214,732
Total revenue	405,341	377,554	332,533
Costs of revenue:
Cost of software licenses	5,456	5,979	6,396
Cost of maintenance and services	44,760	40,933	24,864
Amortization of acquired intangibles	15,496	16,830	2,999
Total costs of revenue	65,712	63,742	34,259
Gross profit	339,629	313,812	298,274
Operating expenses:
Sales and marketing	121,501	124,867	101,496
Product development	88,587	86,924	58,965
General and administrative	46,532	57,294	48,292
Impairment of goodwill	92,000	—	—
Amortization of acquired intangibles	12,735	12,745	653
Impairment of intangible assets	5,051	—	—
Restructuring expenses	1,692	12,989	2,266
Acquisition-related expenses	1,240	4,239	5,862
Total operating expenses	369,338	299,058	217,534
(Loss) income from operations	(29,709)	14,754	80,740
Other (expense) income:
Interest expense	(4,178)	(3,788)	(572)
Interest income and other, net	839	1,446	83
Foreign currency loss, net	(2,232)	(58)	(2,447)
Total other expense, net	(5,571)	(2,400)	(2,936)
(Loss) income before income taxes	(35,280)	12,354	77,804
Provision for income taxes	20,446	21,155	28,346
Net (loss) income	$(55,726)	$(8,801)	$49,458

(Loss) earnings per share:
Basic	$(1.13)	$(0.17)	$0.97
Diluted	$(1.13)	$(0.17)	$0.96
Weighted average shares outstanding:
Basic	49,481	50,391	50,840
Diluted	49,481	50,391	51,466

Cash dividends declared per common share	$0.125	$—	$—

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Comprehensive (Loss) Income

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	November 30, 2014
Net (loss) income	$(55,726)	$(8,801)	$49,458
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,843)	(10,849)	(4,484)
Unrealized (loss) gain on investments, net of tax (benefit) provision of $(53) in 2016, $(30) in 2015, and $1,400 in 2014	(90)	(53)	2,417
Total other comprehensive (loss) income, net of tax	(3,933)	(10,902)	(2,067)
Comprehensive (loss) income	$(59,659)	$(19,703)	$47,391

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2013	51,513	$515	$204,792	$320,006	$(11,659)	$513,654
Issuance of stock under employee stock purchase plan	203	2	3,611	—	—	3,613
Exercise of stock options	690	7	12,813	—	—	12,820
Vesting of restricted stock units	866	9	—	—	—	9
Withholding tax payments related to net issuance of restricted stock units	(289)	(3)	(6,604)	—	—	(6,607)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	96	—	—	96
Stock-based compensation	—	—	24,873	—	—	24,873
Treasury stock repurchases and retirements	(2,306)	(23)	(30,310)	(22,271)	—	(52,604)
Net income	—	—	—	49,458	—	49,458
Other comprehensive loss	—	—	—	—	(2,067)	(2,067)
Balance, November 30, 2014	50,677	507	209,271	347,193	(13,726)	543,245
Issuance of stock under employee stock purchase plan	226	2	4,429	—	—	4,431
Exercise of stock options	449	4	8,365	—	—	8,369
Vesting of restricted stock units	714	7	—	—	—	7
Withholding tax payments related to net issuance of restricted stock units	(215)	(3)	(5,628)	—	—	(5,631)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	2	608	—	—	610
Stock-based compensation	—	—	24,004	—	—	24,004
Treasury stock repurchases and retirements	(1,271)	(13)	(13,625)	(19,230)	—	(32,868)
Net loss	—	—	—	(8,801)	—	(8,801)
Other comprehensive loss	—	—	—	—	(10,902)	(10,902)
Balance, November 30, 2015	50,580	506	227,424	319,162	(24,628)	522,464

Issuance of stock under employee stock purchase plan	266	3	5,325	—	—	5,328
Exercise of stock options	260	2	4,696	—	—	4,698
Vesting of restricted stock units and release of deferred stock units	700	7	—	—	—	7
Withholding tax payments related to net issuance of restricted stock units	(156)	(2)	(3,982)	—	—	(3,984)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	489	—	—	489
Stock-based compensation	—	—	22,541	—	—	22,541
Dividends declared	—	—	—	(6,067)	—	(6,067)
Treasury stock repurchases and retirements	(3,113)	(31)	(17,482)	(61,675)	—	(79,188)
Net loss	—	—	—	(55,726)	—	(55,726)
Other comprehensive loss	—	—	—	—	(3,933)	(3,933)
Balance, November 30, 2016	48,537	$485	$239,011	$195,694	$(28,561)	$406,629

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	November 30, 2014
Cash flows from operating activities:
Net (loss) income	$(55,726)	$(8,801)	$49,458
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,506	9,394	9,775
Amortization of acquired intangibles and other	30,815	32,286	5,521
Stock-based compensation	22,541	24,004	24,873
Changes in fair value of contingent consideration obligation	—	(1,508)	89
Loss on sale of auction rate securities	—	—	2,554
Loss on disposal of property and equipment	370	41	60
Impairment of goodwill and long-lived assets	97,051	4,962	—
Deferred income taxes	1,307	(1,845)	15,034
Excess tax benefits from stock plans	(436)	(1,349)	(701)
Allowances for bad debt and sales credits	(479)	453	416
Changes in operating assets and liabilities:
Accounts receivable	647	3,747	(703)
Other assets	(3,925)	5,428	8,222
Accounts payable and accrued liabilities	(3,094)	(370)	(8,749)
Income taxes payable	109	2,481	710
Deferred revenue	5,159	35,617	1,135
Net cash flows from operating activities	102,845	104,540	107,694
Cash flows from investing activities:
Purchases of investments	(41,691)	(24,178)	(5,537)
Sales and maturities of investments	26,475	14,626	17,125
Redemptions and sales of auction rate securities - available-for-sale	—	—	26,196
Purchases of property and equipment	(5,786)	(7,184)	(7,985)
Capitalized software development costs	—	(1,661)	(3,816)
Payments for acquisitions, net of cash acquired	—	(246,275)	(24,493)
Proceeds from divestitures, net	—	4,500	3,300
Decrease in other noncurrent assets	—	(36)	346
Net cash flows (used in) from investing activities	(21,002)	(260,208)	5,136
Cash flows from financing activities:
Proceeds from stock-based compensation plans	9,918	13,069	16,488
Purchase of common stock related to withholding taxes from issuance of restricted stock units	(3,984)	(5,631)	(6,607)
Repurchase of common stock	(79,188)	(32,868)	(52,604)
Excess tax benefit from stock plans	436	1,349	701
Proceeds from the issuance of debt	—	150,000	—
Payment of long-term debt	(9,375)	(5,625)	—
Payment of issuance costs for long-term debt	—	(1,785)	—
Payment of contingent consideration	—	(209)	(210)
Net cash flows (used in) from financing activities	(82,193)	118,300	(42,232)
Effect of exchange rate changes on cash	(4,993)	(13,335)	(6,334)
Net (decrease) increase in cash and equivalents	(5,343)	(50,703)	64,264
Cash and equivalents, beginning of year	212,379	263,082	198,818
Cash and equivalents, end of year	$207,036	$212,379	$263,082

Supplemental disclosure:
Cash paid for income taxes, net of refunds of $1,379 in 2016, $2,264 in 2015, and $1,769 in 2014	$22,031	$17,036	$7,343
Cash paid for interest	$3,157	$2,725	$—
Non-cash financing activity:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$17,213	$18,714	$20,093
Dividends declared	$6,067	$—	$—

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Notes to Consolidated Financial Statements

Note 1: Nature of Business and Summary of Significant Accounting Policies

The Company

We are a global leader in application development, empowering enterprises to build mission-critical business applications to succeed in an evolving business environment. With offerings spanning web, mobile and data for on-premise and cloud environments, we power businesses worldwide, promoting success one application at a time. Our solutions are used across a variety of industries.

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

Cash Equivalents and Investments

Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. As of November 30, 2016, all of our cash equivalents were invested in money market funds.

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

A summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	November 30, 2016	November 30, 2015	November 30, 2014
Beginning balance	$1,421	$1,646	$2,250
(Credit) charge to costs and expenses	(256)	271	365
Write-offs and other	(370)	(512)	(949)
Translation adjustments	(54)	16	(20)
Ending balance	$741	$1,421	$1,646

A summary of activity in the allowance for sales credit memos is as follows (in thousands):

	November 30, 2016	November 30, 2015	November 30, 2014
Beginning balance	$772	$946	$903
(Credit) charge to revenue	(223)	182	51
Write-offs and other	(144)	(332)	(6)
Translation adjustments	(3)	(24)	(2)
Ending balance	$402	$772	$946

Concentrations of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivative instruments and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We hold our cash and cash equivalents, investments and derivative instrument contracts with high quality financial institutions and we monitor the credit ratings of those institutions. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. No single customer represented more than 10% of consolidated accounts receivable or revenue in fiscal years 2016, 2015 or 2014.

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
During the fiscal years ended November 30, 2016, 2015, and 2014, there were $0, $1.3 million, and $4.1 million of internal use software development costs capitalized, respectively. Amortization expense related to internal use software totaled $1.0 million, $1.3 million, and $0.7 million during the fiscal years ended November 30, 2016, 2015, and 2014, respectively. During the second and fourth quarters of fiscal year 2015, we incurred impairment charges of $1.5 million and $1.0 million, respectively, related to software development costs capitalized for assets no longer deployed.

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

In performing our annual assessment, we may first perform a qualitative test and if necessary, perform a quantitative test. To conduct the quantitative impairment test of goodwill, we compare the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow models or other valuation models, such as comparative transactions and market multiples. During fiscal year 2016, we recorded a $92.0 million goodwill impairment charge related to the Application Development and Deployment reporting unit (Note 6).

Intangible assets are comprised of purchased technology, customer-related assets, and trademarks and trade names acquired through business combinations (Note 7). All of our intangible assets are amortized using the straight-line method over their estimated useful life.

We periodically review long-lived assets (primarily property and equipment) and intangible assets with finite lives for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the carrying value of the asset or asset group. If impairment is indicated, we write down the asset to its estimated fair value based on a discounted cash flow analysis. During fiscal year 2016, we recorded a $5.1 million asset impairment charge, which was applicable to the intangible assets obtained in connection with our acquisition of Modulus during fiscal year 2014 (Note 6). In fiscal year 2015, we recorded impairment losses totaling $5.0 million, primarily as a result of the decision to replace existing technology with technology acquired from a business combination (Note 13). We recorded no impairment losses in fiscal year 2014.

Comprehensive Loss

The components of comprehensive loss include, in addition to net (loss) income, unrealized gains and losses on investments and foreign currency translation adjustments.

Accumulated other comprehensive loss by components, net of tax (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on investments	Total
Balance, December 1, 2014	$(13,733)	$7	$(13,726)
Other comprehensive (loss) before reclassifications	(10,849)	(53)	(10,902)
Net other comprehensive loss	$(10,849)	$(53)	$(10,902)
Balance, December 1, 2015	$(24,582)	$(46)	$(24,628)
Other comprehensive loss before reclassifications	(3,843)	(90)	(3,933)
Net other comprehensive loss	$(3,843)	$(90)	$(3,933)
Balance, November 30, 2016	$(28,425)	$(136)	$(28,561)

The tax effect on accumulated unrealized losses on investments was minimal as of November 30, 2016, November 30, 2015, and November 30, 2014.

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

Advertising Costs

Advertising costs are expensed as incurred and were $2.9 million, $2.5 million, and $1.8 million in fiscal years 2016, 2015, and 2014, respectively.

Warranty Costs

We make periodic provisions for expected warranty costs. Historically, warranty costs have been insignificant.

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards, less the present value of expected dividends, measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock, the Black-Scholes option valuation model, or the Monte Carlo Simulation valuation model. The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally 4 or 5 years for options and 3 years for restricted stock units. We recognize stock-based compensation expense related to performance stock units and our employee stock purchase plan using an accelerated attribution method.

Acquisition-Related Costs

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees and earn-out payments treated as compensation expense. We incurred $1.2 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations for the fiscal year ended November 30, 2016.

Restructuring Charges

Our restructuring charges are comprised primarily of costs related to property abandonment, including future lease commitments, net of any sublease income, and associated leasehold improvements; and employee termination costs related to headcount reductions. We recognize and measure restructuring liabilities initially at fair value when the liability is incurred. We incurred $1.7 million of restructuring related costs, which are included in restructuring expenses in our consolidated statement of operations for the fiscal year ended November 30, 2016.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. We estimate that the impact upon adoption on our consolidated balance sheets will be a reclassification of up to $1.1 million from other assets to long-term debt as of December 1, 2016.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2016 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$196,863	$—	$—	$196,863
Money market funds	10,173	—	—	10,173
State and municipal bond obligations	32,831	—	(107)	32,724
U.S. treasury bonds	6,542	—	(29)	6,513
Corporate bonds	3,485	—	(4)	3,481
Total	$249,894	$—	$(140)	$249,754

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2015 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$186,241	$—	$—	$186,241
Money market funds	26,138	—	—	26,138
State and municipal bond obligations	20,387	30	—	20,417
U.S. treasury bonds	3,109	—	(15)	3,094
U.S. government agency bonds	1,645	—	(4)	1,641
Corporate bonds	3,756	—	(8)	3,748
Total	$241,276	$30	$(27)	$241,279

Such amounts are classified on our consolidated balance sheets as follows (in thousands):

	November 30, 2016		November 30, 2015
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$196,863	$—	$186,241	$—
Money market funds	10,173	—	26,138	—
State and municipal bond obligations	—	32,724	—	20,417
U.S. treasury bonds	—	6,513	—	3,094
U.S. government agency bonds	—	—	—	1,641
Corporate bonds	—	3,481	—	3,748
Total	$207,036	$42,718	$212,379	$28,900

The fair value of debt securities by contractual maturity is as follows (in thousands):

	November 30, 2016	November 30, 2015
Due in one year or less	$21,172	$15,945
Due after one year (1)	21,546	12,955
Total	$42,718	$28,900

(1)
Includes state and municipal bond obligations, U.S. treasury and government agency bonds, and corporate bonds, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of November 30, 2016 and November 30, 2015.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire from 30 days to 366 days. At November 30, 2016, $6.6 million was recorded in other noncurrent liabilities. At November 30, 2015, $4.0 million was recorded in other accrued liabilities. In fiscal years 2016, 2015 and 2014, realized and unrealized losses of $4.0 million, $4.6 million, and $1.5 million, respectively, from our forward contracts were recognized in foreign currency loss, net in the consolidated statements of operations. These losses were substantially offset by realized and unrealized losses and gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2016		November 30, 2015
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$74,690	$(6,597)	$76,748	$(4,026)
Forward contracts to purchase U.S. dollars	1,673	(19)	2,077	5
Total	$76,363	$(6,616)	$78,825	$(4,021)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2016 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$10,173	$10,173	$—	$—
State and municipal bond obligations	32,724	—	32,724	—
U.S. treasury bonds	6,513	—	6,513	—
Corporate bonds	3,481	—	3,481	—
Liabilities
Foreign exchange derivatives	$(6,616)	$—	$(6,616)	$—

The following table details the fair value measurements within the fair value hierarchy of our financial assets at November 30, 2015 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$26,138	$26,138	$—	$—
State and municipal bond obligations	20,417	—	20,417	—
U.S. treasury bonds	3,094	—	3,094	—
U.S. government agency bonds	1,641	—	1,641	—
Corporate bonds	3,748	—	3,748	—
Liabilities
Foreign exchange derivatives	$(4,021)	$—	$(4,021)	$—

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

The following table reflects the activity for our liabilities measured at fair value using Level 3 inputs, which relate to a contingent consideration obligation in connection with a prior acquisition, for each period presented (in thousands):

	November 30, 2016	November 30, 2015
Balance, beginning of year	$—	$1,717
Acquisition date fair value of contingent consideration	—	—
Payments of contingent consideration	—	(209)
Changes in fair value of contingent consideration obligation	—	(1,508)
Balance, end of year	$—	$—

We recorded a credit of approximately $1.5 million during the year ended November 30, 2015 due to the change in fair value of a contingent consideration obligation in connection with the acquisition of Modulus, which is included in acquisition-related expenses in our consolidated statement of operations. During the fiscal year ended November 30, 2015, the contingent consideration obligation for the acquisition of Modulus was reduced to $0 as the year one milestone was not achieved as of May 31, 2015 and the key assumption used in our valuation model was a probability of 0% that the year two milestone associated with the contingent consideration would be achieved. As of May 31, 2016, the year two milestone was not achieved.

In regard to the contingent consideration related to the acquisition of Rollbase, the contingency was relieved as of May 31, 2015 as the milestones associated with the contingent consideration were achieved as of this date. As such, the amount of the payment related to the contingent consideration was known as of May 31, 2015 and was based on actual results. We transferred the contingent earn out liability to a Level 2 fair value measurement as the value as of May 31, 2015 was based on observable inputs. The payment was made in June 2015 in the amount of $0.2 million; as such, there is no longer a liability related to the Rollbase contingent consideration.

Nonrecurring Fair Value Measurements

During fiscal years 2016 and 2015, certain assets have been measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).

During the fourth quarter of fiscal year 2016, based on the fair value measurement, we recorded a $92.0 million goodwill impairment charge related to the Application Development and Deployment reporting unit. Refer to Note 6 for further discussion on the fair value of the goodwill related to the Application Development and Deployment reporting unit. During the third quarter of fiscal year 2016, based on the fair value measurement, we recorded a $5.1 million asset impairment charge, which was applicable to the intangible assets obtained in connection with our acquisition of Modulus during the second quarter of fiscal year 2014 (Note 6).

During the second quarter of fiscal year 2015, based on the fair value measurement, we recorded a $4.0 million asset impairment charge related to our cloud-based mobile application development technology as a result of our decision to replace our existing cloud-based mobile application development technology with technology acquired in connection with the acquisition of Telerik AD (Note 13). During the fourth quarter of fiscal year 2015, based on the fair value measurement, we recorded a $1.0 million asset impairment charge related to the abandonment of certain assets (Note 13).

The following table presents nonrecurring fair value measurements as of November 30, 2016 (in thousands):

	Total Fair Value	Total Losses
Goodwill allocated to the Application Development and Deployment reporting unit	$46,965	$92,000
Intangible assets	—	5,051

The following table presents nonrecurring fair value measurements as of November 30, 2015 (in thousands):

	Total Fair Value	Total Losses
Long-lived assets	$60	$4,962

The fair value measurements of intangible assets and long-lived assets were determined using an income-based valuation methodology, which incorporates unobservable inputs, including discounted expected cash flows over the remaining estimated useful life of the technology, thereby classifying the fair value as a Level 3 measurement within the fair value hierarchy. The expected cash flows include subscription fees to be collected from existing customers using the platform, offset by hosting fees and compensation related costs to be incurred over the remaining estimated useful lives.

We did not have any nonrecurring fair value measurements as of November 30, 2014.

Note 5: Property and Equipment

Property and equipment consists of the following (in thousands):

	November 30, 2016	November 30, 2015
Computer equipment and software	$47,978	$46,183
Land, buildings and leasehold improvements	53,291	53,590
Furniture and fixtures	7,080	6,889
Capitalized software development costs	2,955	2,955
Property and equipment, gross	111,304	109,617
Less accumulated depreciation and amortization	(61,199)	(55,391)
Property and equipment, net	$50,105	$54,226

Depreciation and amortization expense related to property and equipment was $8.5 million, $9.4 million, and $9.8 million for the years ended November 30, 2016, 2015, and 2014, respectively.

Note 6: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	November 30, 2016			November 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$109,886	$(68,116)	$41,770	$117,151	$(54,963)	$62,188
Customer-related	67,602	(35,852)	31,750	67,602	(25,493)	42,109
Trademarks and trade names	15,140	(7,833)	7,307	15,330	(5,514)	9,816
Total	$192,628	$(111,801)	$80,827	$200,083	$(85,970)	$114,113

We amortize intangible assets assuming no expected residual value. Amortization expense related to these intangible assets was $28.2 million, $29.6 million and $3.7 million in fiscal years 2016, 2015 and 2014, respectively.

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

Future amortization expense for intangible assets as of November 30, 2016 is as follows (in thousands):

2017	27,426
2018	26,613
2019	25,489
2020	714
2021	585
Total	$80,827

Goodwill

Changes in the carrying amount of goodwill for fiscal years 2016 and 2015 are as follows (in thousands):

	November 30, 2016	November 30, 2015
Balance, beginning of year	$369,985	$232,836
Additions	—	137,472
Impairment	(92,000)	—
Translation adjustments	82	(323)
Balance, end of year	$278,067	$369,985

The changes in the Company's goodwill balances by reportable segment since the prior year are as follows (in thousands):

	November 30, 2015	Impairment	Translation Adjustments	November 30, 2016
OpenEdge	$211,980	$—	$82	$212,062
Data Connectivity and Integration	19,040	—	—	19,040
Application Development and Deployment	138,965	(92,000)	—	46,965
Total goodwill	$369,985	$(92,000)	$82	$278,067

Impairment of Goodwill

We assess the impairment of goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. As of October 31, 2016, we tested goodwill for impairment for each of our reporting units under the two-step quantitative goodwill impairment test.

The first step is a comparison of each reporting unit's fair value to its carrying value. If the reporting unit's fair value exceeds its carrying value, no further procedures are required. However, if a reporting unit's fair value is less than its carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in an analysis to calculate the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business acquisition. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference. Our reporting units are the same as the reportable operating segments identified in Note 16.

Under the first step, the fair value of our OpenEdge, Data Connectivity and Integration, and Application Development and Deployment reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. The income approach uses cash flow projections that are based on management's estimates of economic and market conditions which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The unobservable inputs used in the calculation include the discount rate, which is based on the specific risk characteristics of each reporting unit, the weighted average cost of capital and its underlying forecast. We used both the guideline public company method and the guideline transaction method under the market approach. The guideline public company method of the market approach estimates fair value by applying performance metric multiples to the reporting unit's prior and expected operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit. The guideline transaction method of the market approach estimates fair value by using pricing metrics of mergers and acquisitions involving controlling interests of companies in the same or similar lines of business. If the fair value of the reporting unit derived using the income approach is significantly different from the fair value estimate using the market approach, we reevaluate its assumptions used in the two models. The fair values determined by the market approach and income approach, as described above, are weighted to determine the fair value for each reporting unit. The weighted values assigned to each reporting unit are primarily driven by two factors: 1) the number of comparable publicly traded companies used in the market approach, and 2) the similarity of the operating and investment characteristics of the reporting units to the comparable publicly traded companies used in the market approach.

In order to assess the reasonableness of the calculated reporting unit fair values, we also compare the sum of the reporting unit's fair values to our market capitalization (per share stock price times number of shares outstanding) and calculate an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization). We evaluate the reasonableness of the control premium by comparing it to control premiums of recent comparable transactions. If the implied control premium is not reasonable in light of these recent transactions, we will reevaluate its fair value estimates of the reporting units by adjusting the discount rates and/or other assumptions.

In performing the impairment analysis as of the fourth quarter of fiscal year 2016, we applied a weighting to the discounted cash flow method under the income approach (50%) and the guideline public company method (40%) and guideline transaction method (10%) under the market approach to estimate the fair value of our OpenEdge, Data Connectivity and Integration, and Application Development and Deployment reporting units. The discount rate used in the analysis was 9.8%, 12.0%, and 13.8% for the OpenEdge, Data Connectivity and Integration, and Application Development and Deployment reporting units, respectively.

Beginning in late October 2016, with the appointment of Yogesh Gupta as our new Chief Executive Officer, our Board of Directors and executive management team undertook a comprehensive review of our strategy and operations, including our expectations for fiscal year 2017 results. Based on this review, we reduced our future growth expectations with respect to the product lines within our Application Development and Deployment reporting unit.

Based on the first step of the goodwill impairment test, we concluded that our OpenEdge and Data Connectivity and Integration reporting units had fair values which significantly exceeded their carrying values as of the annual impairment date. With the reduced future growth expectations described above, our Application Development and Deployment reporting unit did not pass the first step of the impairment test. As such, we allocated the fair value of the Application Development and Deployment reporting unit to all of its assets and liabilities. Based on our analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the reporting unit. As a result, we recorded a $92.0 million goodwill impairment charge related to the Application Development and Deployment reporting unit. As of November 30, 2016, the Application Development and Deployment reporting unit had $47.0 million of goodwill remaining.

The evaluation of goodwill for impairment requires significant judgment. While we believe that the assumptions used in our impairment test are reasonable, the analysis is sensitive to adverse changes used in the assumptions of the valuations. In particular, changes in the projected cash flows, the discount rate, the terminal year growth rate and market multiple assumptions could produce significantly different results for the impairment analyses. In the event of future changes in business conditions, we will be required to reassess and update our forecasts and estimates used in future impairment analyses. If the results of these analyses are lower than current estimates, a material impairment charge may result at that time.

We recorded no goodwill impairment losses in fiscal years 2015 or 2014.

Note 7: Business Combinations

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

We funded the acquisition through a combination of existing cash resources and a $150 million term loan (Note 8).

The total consideration, less the fair value of the granted restricted stock units discussed above, which were considered compensation arrangements, was allocated to Telerik’s tangible assets, identifiable intangible assets and assumed liabilities based on their estimated fair values. The excess of the total consideration, less the fair value of the restricted stock units, over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price was completed in the fourth quarter of fiscal year 2015 upon the finalization of our valuation of identifiable intangible assets.

The following table discloses the net assets acquired in the business combination (in thousands):

	Total	Weighted Average Life
Net working capital	$8,222
Property, plant and equipment	3,078
Identifiable intangible assets	123,100	5 years
Deferred taxes	(9,272)
Deferred revenue	(7,915)
Other non-current liabilities	(2,732)
Goodwill	137,472
Net assets acquired	$251,953

The fair value of the intangible assets was estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates prepared by management, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. Based on the valuation, the acquired intangible assets are comprised of purchased technology of approximately $64.8 million, customer-related of approximately $47.1 million, and trademarks and trade names of approximately $11.2 million.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. Upon completion of the acquisition, we believed that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition had principally contributed to a purchase price that resulted in the recognition of $137.5 million of goodwill, which is not deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred, but are required to be expensed as incurred. During the fiscal years ended November 30, 2016 and 2015, we incurred approximately $1.1 million and $3.7 million of acquisition-related costs, respectively, which are included in acquisition-related expenses in our consolidated statement of operations.

In connection with the acquisition of Telerik, we agreed to provide retention bonuses to certain Telerik employees as an incentive for those employees to remain with Telerik for at least 1 year following the acquisition. We concluded that the retention bonuses for these individuals, which totaled approximately $2.2 million, are compensation arrangements and recognized these costs over the one-year service period. During the fiscal year ended November 30, 2015, we incurred $2.2 million of expense related to the retention bonuses, which are included in the acquisition-related expenses in our consolidated statement of operations discussed above. There were no additional expenses related to the retention bonuses incurred during the fiscal year ended November 30, 2016 and the entire amount accrued during fiscal year 2015 was paid in December 2015.

The operations of Telerik and the related goodwill are included in our operating results as part of the Application Development and Deployment segment from the date of acquisition. The amount of revenue of Telerik included in our consolidated statement of operations during the fiscal years ended November 30, 2016 and 2015 was $75.3 million and $41.8 million, respectively. The revenue of Telerik products and maintenance is primarily recognized ratably over the maintenance period, which is generally one year, as VSOE of fair value cannot be established for such maintenance. The amount of pretax losses of Telerik included in our consolidated statement of operations during the fiscal years ended November 30, 2016 and 2015 were $32.2 million and $54.1 million, respectively. The pretax losses include the amortization expense for fiscal years 2016 and 2015 of approximately $24.6 million related to the acquired intangible assets discussed above.

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

BravePoint Acquisition

On October 1, 2014, we acquired 100% of the capital stock of BravePoint, Inc. (BravePoint) from Chesapeake Utilities Corporation in exchange for $12.0 million in cash. BravePoint is based in Norcross, Georgia and is a leading provider of consulting, training and application development services designed to increase customers' profitability and competitiveness through the use of technology. This acquisition significantly extended our services capabilities and enhanced our ability to quickly enable our partners and customers to take greater advantage of new technologies.  The acquisition was accounted for as a business combination, and accordingly, the results of operations of BravePoint are included in our operating results as part of the OpenEdge segment from the date of acquisition. We paid the purchase price in cash from available funds.

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

We incurred approximately $0.2 million and $1.2 million of acquisition-related costs during fiscal years 2016 and 2015, respectively, which are included in acquisition-related expenses in our consolidated statement of operations. We have not disclosed the amount of revenues and earnings of BravePoint since acquisition, nor pro forma financial information, as those amounts are not significant to our consolidated financial statements.

Modulus Acquisition

On May 13, 2014, we acquired 100% of the membership interests in Modulus LLC (Modulus), a privately held platform-as-a-service (PaaS) provider based in Cincinnati, Ohio, for $15.0 million. The purchase consideration consisted of $12.5 million in cash paid and $2.5 million of contingent consideration, payable over a two-year period, if earned. The fair value of the contingent consideration was estimated to be $1.5 million at the date of acquisition; as such, the fair value of the purchase consideration allocated to the assets acquired totaled $14.0 million.

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

The purchase consideration included contingent earn-out provisions payable by the Company based on the achievement of certain milestones. We determined the fair value of the contingent consideration obligations by calculating the probability-weighted earn-out payments based on the assessment of the likelihood that the milestones will be achieved. The probability-weighted earn-out payments were then discounted using a discount rate based on an internal rate of return analysis using the probability-weighted cash flows. The key assumptions as of the acquisition date related to the contingent consideration are probabilities in excess of 75% that the milestones associated with the contingent consideration will be achieved and a discount rate of 33.0%. The year one milestone was not achieved as of May 31, 2015, which was the end of the first milestone period, and the year two milestone was not achieved by the end of the second milestone period on May 31, 2016 (Note 4).

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. Upon completion of the acquisition, we believed that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition had principally contributed to a purchase price that resulted in the recognition of $6.4 million of goodwill. The goodwill is deductible for tax purposes. The allocation of the purchase price was completed in the third quarter of fiscal year 2014 upon the finalization of our valuation of identifiable intangible assets.

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

Note 8: Term Loan and Line of Credit

Our credit agreement provides for a $150 million secured term loan and a $150 million secured revolving credit facility, which may be made available in U.S. Dollars and certain other currencies. The revolving credit facility may be increased by up to an additional $75 million if the existing or additional lenders are willing to make such increased commitments. We borrowed the $150 million term loan included in our credit agreement to partially fund our acquisition of Telerik, as described in Note 7. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of November 30, 2016 was $135.0 million, with $15.0 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments were in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the following three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of November 30, 2016, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The average interest rate of the credit facility during the fiscal year ended November 30, 2016 was 2.22% and the interest rate as of November 30, 2016 was 2.31%.

Costs incurred to obtain our long-term debt of $1.8 million are recorded as debt issuance costs within other assets in our consolidated balance sheet as of November 30, 2016 and are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to debt issuance costs of $0.4 million, $0.4 million, and $0.1 million for the fiscal years ended November 30, 2016, 2015, and 2014, respectively, is recorded within interest expense in our consolidated statements of operations.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. As of November 30, 2016, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

As of November 30, 2016, aggregate principal payments of long-term debt for the next five years and thereafter are (in thousands):

2017	$15,000
2018	15,000
2019	16,875
2020	88,125
Total	$135,000

Note 9: Commitments and Contingencies

Leasing Arrangements

We lease certain facilities and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2016 (in thousands):

2017	$5,475
2018	4,147
2019	3,188
2020	2,853
2021	1,020
Thereafter	891
Total	$17,574

Our operating lease arrangements are subject to customary renewal and base rental fee escalation clauses. Total rent expense, net of sublease income which is insignificant, under operating lease arrangements was approximately $8.0 million, $8.6 million and $6.5 million in fiscal years 2016, 2015 and 2014, respectively.

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

Note 10: Shareholders’ Equity

Preferred Stock

Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. As of November 30, 2016, there was no preferred stock issued or outstanding.

Common Stock

We have 200,000,000 shares of authorized common stock, $0.01 par value per share, of which 48,536,516 were issued and outstanding at November 30, 2016.

There were 58,479 deferred stock units (DSUs) outstanding at November 30, 2016. Each DSU represents one share of our common stock and all DSU grants have been made to non-employee members of our Board of Directors. All DSUs are fully vested and do not have voting rights and can only be converted into common stock when the recipient ceases to be a member of the Board of Directors.

Common Stock Repurchases

In January 2014, our Board of Directors authorized a $100.0 million share repurchase program. In fiscal year 2014, we repurchased and retired 2.3 million shares of our common stock for $52.6 million. In fiscal year 2015, under the same authorization, we repurchased and retired 1.3 million shares for $32.9 million. In September 2015, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $114.5 million.

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program. In fiscal year 2016, we repurchased and retired 3.1 million shares of our common stock for $79.2 million. As of November 30, 2016, there is $135.3 million remaining under this current authorization. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

Dividends

On September 27, 2016, our Board of Directors approved the initiation of a quarterly cash dividend to Progress shareholders.
The first quarterly dividend of $0.125 per share of common stock was paid on December 15, 2016 to shareholders of record as of the close of business on December 1, 2016.

On January 11, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share of common stock payable on March 15, 2017 to shareholders of record as of the close of business on March 1, 2017.

Note 11: Stock-Based Compensation

We currently have one shareholder-approved stock plan from which we can issue stock-based awards, which was approved by our shareholders in fiscal year 2008 (2008 Plan). The 2008 Plan replaced the 1992 Incentive and Nonqualified Stock Option Plan, the 1994 Stock Incentive Plan and the 1997 Stock Incentive Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under those plans. The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units and stock appreciation rights. A total of 54,510,000 shares are issuable under these plans, of which 4,521,032 shares were available for grant as of November 30, 2016.

We have adopted two stock plans for which the approval of shareholders was not required: the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 9,750,000 shares are issuable under the 2002 Plan, of which 888,368 shares were available for grant as of November 30, 2016.

The 2004 Plan is reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 1,500,000 shares are issuable under the 2004 Plan, of which 583,021 shares were available for grant as of November 30, 2016.

Under all of our plans, the options granted generally vest within one year of the grant.

A summary of stock option activity under all the plans is as follows:

	Shares	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	Exercise Price	(in years)	(in thousands)
Options outstanding, December 1, 2015	734	$22.35
Granted	—	—
Exercised	(260)	18.27
Canceled	(57)	29.44
Options outstanding, November 30, 2016	417	$24.10	1.71	$2,291
Exercisable, November 30, 2016	417	$24.10	1.71	$2,291
Vested or expected to vest, November 30, 2016	417	$24.10	1.71	$2,291

(1)
The aggregate intrinsic value was calculated based on the difference between the closing price of our stock on November 30, 2016 of $29.57 and the exercise prices for all in-the-money options outstanding.

A summary of restricted stock units activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Fair Value
Restricted stock units outstanding, December 1, 2015	1,743	$24.42
Granted	1,257	26.39
Issued	(684)	25.17
Canceled	(733)	26.08
Restricted stock units outstanding, November 30, 2016	1,583	$26.14

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

The fair value of outright stock awards, restricted stock units and DSUs is equal to the closing price of our common stock on the date of grant, less the present value of expected dividends, as the employee is not entitled to dividends during the requisite service period.

In addition, during fiscal years 2014, 2015, and 2016, we granted performance-based restricted stock units that include a three-year market condition under a Long-Term Incentive Plan (“LTIP”) where the performance measurement period is three years. Vesting of the LTIP awards is based on our level of attainment of specified total shareholder return (TSR) targets relative to the percentage appreciation of a specified index of companies for the respective three year periods and is also subject to the continued employment of the grantees. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model. The performance measurement period related to the LTIP awards granted during fiscal year 2014 ended as of November 30, 2016. As the level of attainment of the specified TSR target was not met, none of the LTIP awards under this grant vested.

The 1991 Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase up to an aggregate of 9,450,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27-month offering period comprised of nine three-month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27 month offering period, subsequent to the purchase, the offering period is canceled and the employee is entered into a new 27 month offering period with the then current market price as the new base price. We issued 266,000 shares, 226,000 shares and 203,000 shares with weighted average purchase prices of $20.01, $19.58 and $17.84 per share, respectively, in fiscal years 2016, 2015 and

2014, respectively. At November 30, 2016, approximately 1,035,000 shares were available and reserved for issuance under the ESPP.

We estimated the fair value of stock options and ESPP awards granted in fiscal years 2016, 2015 and 2014 on the measurement dates using the Black-Scholes option valuation model, and LTIP awards using the Monte Carlo Simulation valuation model, with the following weighted average assumptions:

	Fiscal Year Ended
	November 30, 2016	November 30, 2015	November 30, 2014
Stock options:
Expected volatility	—%	28.0%	28.4%
Risk-free interest rate	—%	1.3%	1.6%
Expected life (in years)	—	4.8	4.8
Expected dividend yield	—	—	—
Employee stock purchase plan:
Expected volatility	25.3%	21.1%	25.1%
Risk-free interest rate	0.62%	0.5%	0.3%
Expected life (in years)	1.6	1.6	1.6
Expected dividend yield	—	—	—
Long-term incentive plan:
Expected volatility	27.1%	32.1%	32.5%
Risk-free interest rate	1%	0.9%	0.7%
Expected life (in years)	2.7	2.7	2.9
Expected dividend yield	—	—	—

For each stock option award, the expected life in years is based on historical exercise patterns and post-vesting termination behavior. Expected volatility is based on historical volatility of our stock, and the risk-free interest rate is based on the U.S. Treasury yield curve for the period that is commensurate with the expected life at the time of grant. The expected annual dividend yield is based on the weighted-average of the dividend yield assumptions used for options granted during the applicable period.

For each ESPP award, the expected life in years is based on the period of time between the beginning of the offering period and the date of purchase, plus an additional holding period of three months.  Expected volatility is based on historical volatility of our stock, and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at each purchase period. The expected annual dividend yield is based on the weighted-average of the dividend yield assumptions used for options granted during the applicable period.

Based on the above assumptions, the weighted average estimated fair value of stock options granted in fiscal years 2015 and 2014 was $6.79 and $5.95 per share, respectively. We amortize the estimated fair value of stock options to expense over the vesting period using the straight-line method. The weighted average estimated fair value for shares issued under our ESPP in fiscal years 2016, 2015 and 2014 was $7.43, $6.89 and $6.93 per share, respectively. We amortize the estimated fair value of shares issued under the ESPP to expense over the vesting period using a graded vesting model.

Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $19.5 million at November 30, 2016. These costs are expected to be recognized over a weighted average period of 1.9 years.

The following additional activity occurred under our plans (in thousands):

	Fiscal Year Ended
	November 30, 2016	November 30, 2015	November 30, 2014
Total intrinsic value of stock options on date exercised	$2,017	$3,895	$4,078
Total fair value of deferred stock units on date vested	—	93	130
Total fair value of restricted stock units on date vested	17,213	18,621	19,963

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations (in thousands):

	Fiscal Year Ended
	November 30, 2016	November 30, 2015	November 30, 2014
Cost of maintenance and services	$899	$617	$612
Sales and marketing	4,093	4,805	4,642
Product development	9,965	5,433	5,289
General and administrative	7,584	13,149	14,330
Total stock-based compensation	$22,541	$24,004	$24,873
Income tax benefit included in the provision for income taxes from continuing operations	$5,208	$5,225	$6,318

Separation Arrangements

During fiscal year 2016, we entered into separation agreements with two executives, which entitled them to accelerated vesting of certain stock-based awards. Due to the separation and accelerated vesting, we recognized additional stock-based compensation expense of $0.3 million, of which $0.2 million was recorded as sales and marketing expense and $0.1 million was recorded as product development expense, in the consolidated statement of operations.

During fiscal year 2015, we entered into separation agreements with three executives, which entitled them to accelerated vesting of certain stock-based awards. Due to the separation and accelerated vesting, we recognized additional stock-based compensation expense of $0.3 million, of which $0.2 million was recorded as general and administrative expense and $0.1 million was recorded as sales and marketing expense, in the consolidated statement of operations.

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

Note 12: Retirement Plan

We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $2.5 million, $2.4 million and $2.1 million for fiscal years 2016, 2015 and 2014, respectively.

Note 13: Restructuring

The following table provides a summary of activity for all of the restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2013	$1,184	$1,368	$2,552
Costs incurred	579	1,715	2,294
Cash disbursements	(1,316)	(1,859)	(3,175)
Translation adjustments and other	(31)	3	(28)
Balance, November 30, 2014	$416	$1,227	$1,643
Costs incurred	5,567	7,422	12,989
Cash disbursements	(690)	(5,653)	(6,343)
Asset impairment	(4,962)	—	(4,962)
Translation adjustments and other	81	(47)	34
Balance, November 30, 2015	$412	$2,949	$3,361
Costs incurred	319	1,373	1,692
Cash disbursements	(633)	(2,906)	(3,539)
Translation adjustments and other	9	27	36
Balance, November 30, 2016	$107	$1,443	$1,550

2016 Restructuring

During the fourth quarter of fiscal year 2016, our management approved, committed to and initiated plans to make strategic changes to our organization as a result of the appointment of our new Chief Executive Officer during the period. In connection with the new organizational structure, we eliminated the positions of Chief Product Officer and Chief Revenue Officer.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation).

As part of this fourth quarter restructuring, for the fiscal year ended November 30, 2016, we incurred expenses of $1.5 million. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2015	$—	$—	$—
Costs incurred	—	1,482	1,482
Cash disbursements	—	(67)	(67)
Balance, November 30, 2016	$—	$1,415	$1,415

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2017. As a result, the total amount of the restructuring reserve of $1.4 million is included in other accrued liabilities on the consolidated balance sheet at November 30, 2016.

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

As part of this first quarter restructuring, for the fiscal year ended November 30, 2016, we incurred expenses of $0.3 million. For the fiscal year ended November 30, 2015, we incurred expenses of $7.5 million. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We do not expect to incur additional material costs with respect to this restructuring.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$—	$—	$—
Costs incurred	4,406	3,108	7,514
Cash disbursements	(300)	(2,801)	(3,101)
Asset impairment	(3,999)	—	(3,999)
Translation adjustments and other	102	2	104
Balance, November 30, 2015	$209	$309	$518
Costs incurred	326	(43)	283
Cash disbursements	(477)	(267)	(744)
Translation adjustments and other	(1)	1	—
Balance, November 30, 2016	$57	$—	$57

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the second quarter of fiscal year 2017. As a result, the total amount of the restructuring reserve of $0.1 million is included in other accrued liabilities on the consolidated balance sheet at November 30, 2016.

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

As part of this fourth quarter restructuring, for the fiscal year ended November 30, 2016, we recorded a minimal credit to restructuring expenses in the consolidated statements of operations due to changes in estimates of severance to be paid. For the fiscal year ended November 30, 2015, we incurred expenses of $4.1 million. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We do not expect to incur additional material costs with respect to this restructuring.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$—	$—	$—
Costs incurred	963	3,108	4,071
Cash disbursements	—	(483)	(483)
Asset impairment	(963)	—	(963)
Translation adjustments and other	—	(8)	(8)
Balance, November 30, 2015	$—	$2,617	$2,617
Costs incurred	—	(42)	(42)
Cash disbursements	—	(2,572)	(2,572)
Translation adjustments and other	—	25	25
Balance, November 30, 2016	$—	$28	$28

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2017. As a result, the total amount of the restructuring reserve, which is minimal, is included in other accrued liabilities on the consolidated balance sheet at November 30, 2016.

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

As part of these restructuring actions, for the twelve months ended November 30, 2016, we recorded a minimal credit to restructuring expenses in the consolidated statements of operations primarily due to changes in estimates of severance to be paid. For the fiscal years ended November 30, 2015 and November 30, 2014, we incurred expenses of $1.4 million and $2.3 million, respectively. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2012, 2013, and 2014 restructuring actions.

A summary of these restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2013	$1,184	$1,368	$2,552
Costs incurred	579	1,715	2,294
Cash disbursements	(1,316)	(1,859)	(3,175)
Translation adjustments and other	(31)	3	(28)
Balance, November 30, 2014	$416	$1,227	$1,643
Costs incurred	198	1,206	1,404
Cash disbursements	(390)	(2,369)	(2,759)
Translation adjustments and other	(21)	(40)	(61)
Balance, November 30, 2015	$203	$24	$227
Costs incurred	(7)	(24)	(31)
Cash disbursements	(156)	—	(156)
Translation adjustments and other	10	—	10
Balance, November 30, 2016	$50	$—	$50

Cash disbursements for expenses incurred to date under these restructuring actions are expected to be made through the first quarter of fiscal year 2017. As a result, the total amount of the restructuring reserve of $0.1 million is included in other accrued liabilities on the consolidated balance sheet at November 30, 2016.

Note 14: Income Taxes

The components of income before income taxes are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2016	November 30, 2015	November 30, 2014
U.S.	$78,477	$62,813	$68,882
Foreign	(113,757)	(50,459)	8,922
Total	$(35,280)	$12,354	$77,804

The provision for income taxes is comprised of the following (in thousands):

	Fiscal Year Ended
	November 30, 2016	November 30, 2015	November 30, 2014
Current:
Federal	$12,934	$18,418	$7,796
State	3,178	1,526	765
Foreign	3,027	3,056	4,751
Total current	19,139	23,000	13,312
Deferred:
Federal	6,203	2,199	14,783
State	(1,963)	60	730
Foreign	(2,933)	(4,104)	(479)
Total deferred	1,307	(1,845)	15,034
Total	$20,446	$21,155	$28,346

A reconciliation of the U.S. Federal statutory rate to the effective tax rate is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2016	November 30, 2015	November 30, 2014
Tax at U.S. Federal statutory rate	$(12,348)	$4,324	$27,231
Foreign rate differences	7,689	16,945	1,320
Effects of foreign operations included in U.S. Federal provision	(1,244)	(996)	(1,821)
State income taxes, net	2,977	1,029	1,227
Research credits	(838)	(681)	(80)
Domestic production activities deduction	(1,925)	(1,750)	(1,095)
Tax-exempt interest	(76)	(51)	(80)
Nondeductible stock-based compensation	740	1,875	2,152
Meals and entertainment	234	321	220
Compensation subject to 162(m)	—	228	350
Uncertain tax positions and tax settlements	(1,701)	(332)	(123)
Prior period adjustment	(2,700)	—	—
Release of valuation allowance on state research and development credits	(2,748)	—	—
Goodwill Impairment	32,200	—	—
Other	186	243	(955)
Total	$20,446	$21,155	$28,346

During the preparation of our condensed consolidated financial statements for the three months ended May 31, 2016, we identified an error in our prior year income tax provision whereby income tax expense was overstated for the year ended November 30, 2015 by $2.7 million related to our tax treatment of an intercompany gain. We determined that the error is not material to the prior year financial statements. We also concluded that recording an out-of-period correction would not be material and therefore corrected this error by recording an out-of-period $2.7 million tax benefit in our interim financial statements for the periods ended May 31, 2016.

The components of deferred tax assets and liabilities are as follows (in thousands):

	November 30, 2016	November 30, 2015
Deferred tax assets:
Accounts receivable	$360	$628
Other assets	77	761
Accrued compensation	3,267	3,421
Accrued liabilities and other	3,207	4,945
Stock-based compensation	4,377	4,902
Deferred revenue	1,325	798
Tax credit and loss carryforwards	23,167	29,351
Gross deferred tax assets	35,780	44,806
Valuation allowance	(3,189)	(8,160)
Total deferred tax assets	32,591	36,646
Deferred tax liabilities:
Goodwill	(23,685)	(21,580)
Deferred revenue	—	—
Depreciation and amortization	(6,206)	(11,207)
Total deferred tax liabilities	(29,891)	(32,787)
Total	$2,700	$3,859

The valuation allowance primarily applies to net operating loss carryforwards and unutilized tax credits in jurisdictions or under conditions where realization is not more likely than not. The $5.0 million decrease in the valuation allowance during fiscal year 2016 primarily relates to release of the valuation allowance on state research and development tax credits and a valuation allowance on a foreign subsidiary that was liquidated during fiscal year 2016. The $1.5 million and $3.3 million decreases in the valuation allowance during fiscal years 2015 and 2014, respectively, primarily relate to foreign net operating loss carryforwards expiring unutilized.

At November 30, 2016, we have federal and foreign net operating loss carryforwards of $107.3 million expiring on various dates through 2034 and $0.8 million that may be carried forward indefinitely. In addition, we have state net operating loss carryforwards of $5.2 million expiring on various dates through 2022. At November 30, 2016, we have tax credit carryforwards of approximately $3.5 million expiring on various dates through 2031 and $2.1 million that may be carried forward indefinitely.

It is our intention to indefinitely reinvest the earnings of our non-U.S. subsidiaries. We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, which totaled $13.7 million as of November 30, 2016, as these earnings have been indefinitely reinvested. Any additional taxes that might be payable upon repatriation of our foreign earnings would not be significant.

As of November 30, 2016, the total amount of unrecognized tax benefits was $7.0 million, of which $3.8 million was recorded in other noncurrent liabilities on the consolidated balance sheet and $3.2 million of deferred tax assets, principally related to U.S and foreign net operating loss carry-forwards, have not been recorded.

A reconciliation of the balance of our unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2016	November 30, 2015	November 30, 2014
Balance, beginning of year	$4,779	$1,711	$1,022
Tax positions related to current year	1,106	107	849
Tax positions related to a prior period	1,638	—	—
Settlements with tax authorities	(21)	(39)	—
Tax positions acquired	—	4,464	—
Lapses due to expiration of the statute of limitations	(456)	(1,464)	(160)
Balance, end of year	$7,046	$4,779	$1,711

If recognized, all amounts of unrecognized tax benefits would affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. In fiscal years 2016, 2015, and 2014 there was a minimal amount of estimated interest and penalties recorded in the provision for income taxes. We have accrued $0.3 million and $0.4 million of estimated interest and penalties at November 30, 2016 and 2015, respectively. We do not expect any significant changes to the amount of unrecognized tax benefits in the next twelve months.

The Internal Revenue Service completed their audit of our U.S. Federal income tax return for the years ended November 30, 2013 and November 30, 2014 with no significant changes. Our Federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2015. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2012, and we are no longer subject to audit for those periods.

Tax authorities for certain non-U.S. jurisdictions are also examining returns, none of which are material to our consolidated balance sheets, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2011.

Note 15: (Loss) Earnings Per Share

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

	Fiscal Year Ended
	November 30, 2016	November 30, 2015	November 30, 2014
Net (loss) income	$(55,726)	$(8,801)	$49,458
Weighted average shares outstanding	49,481	50,391	50,840
Dilutive impact from common stock equivalents	—	—	626
Diluted weighted average shares outstanding	49,481	50,391	51,466
Basic (loss) earnings per share	$(1.13)	$(0.17)	$0.97
Diluted (loss) earnings per share	$(1.13)	$(0.17)	$0.96

We excluded stock awards representing approximately 2,058,000 shares, 2,552,000 shares, and 355,000 shares of common stock from the calculation of diluted earnings per share in the fiscal years ended November 30, 2016, 2015 and 2014, respectively, because these awards were anti-dilutive.

Note 16: Business Segments and International Operations

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.

The changes made to our organization during the fourth quarter of fiscal year 2016, as discussed in Note 13, did not change our determination of the three reportable segments as our organizational structure maintains the focus of the three business segments.

We do not manage our assets or capital expenditures by segment or assign other income (expense) and income taxes to segments. We manage and report such items on a consolidated company basis.

The following table provides revenue and contribution margin from our reportable segments and reconciles to the consolidated income from continuing operations before income taxes:

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	November 30, 2014
Segment revenue:
OpenEdge	$276,267	$295,934	$296,721
Data Connectivity and Integration	48,009	37,926	34,772
Application Development and Deployment	81,065	43,694	1,040
Total revenue	405,341	377,554	332,533
Segment costs of revenue and operating expenses:
OpenEdge	72,938	77,085	70,811
Data Connectivity and Integration	12,760	13,819	12,308
Application Development and Deployment	40,180	39,386	9,354
Total costs of revenue and operating expenses	125,878	130,290	92,473
Segment contribution margin:
OpenEdge	203,329	218,849	225,910
Data Connectivity and Integration	35,249	24,107	22,464
Application Development and Deployment	40,885	4,308	(8,314)
Total contribution margin	279,463	247,264	240,060
Other unallocated expenses (1)	309,172	232,510	159,320
(Loss) income from operations	$(29,709)	$14,754	$80,740
Other expense, net	$(5,571)	$(2,400)	$(2,936)
(Loss) income before income taxes	$(35,280)	$12,354	$77,804

(1) The following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, administration, amortization and impairment of acquired intangibles, impairment of goodwill, stock-based compensation, restructuring, and acquisition related expenses.

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2016	November 30, 2015	November 30, 2014
Software licenses	$134,863	$130,250	$117,801
Maintenance	238,377	217,718	202,496
Professional services	32,101	29,586	12,236
Total	$405,341	$377,554	$332,533

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

	Fiscal Year Ended
	November 30, 2016	November 30, 2015	November 30, 2014
United States	$212,312	$193,665	$137,105
Canada	16,891	13,901	13,611
EMEA	130,818	124,171	131,335
Latin America	21,156	17,594	24,917
Asia Pacific	24,164	28,223	25,565
Total	$405,341	$377,554	$332,533

No country outside of the U.S. accounted for more than 10% of our consolidated revenue in any year presented. Long-lived assets totaled $45.4 million, $50.3 million and $56.9 million in the U.S. and $4.7 million, $3.9 million and $2.5 million outside of the U.S. at the end of fiscal years 2016, 2015 and 2014, respectively. No individual country outside of the U.S. accounted for more than 10% of our consolidated long-lived assets.

Note 17: Selected Quarterly Financial Data (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2016:
Revenue	$89,481	$96,118	$102,018	$117,724
Gross profit	73,731	79,883	84,829	101,186
(Loss) income from operations[1]	6,705	12,344	13,606	(62,364)
Net (loss) income[1]	3,216	7,275	7,576	(73,793)
Basic (loss) earnings per share	0.06	0.15	0.16	(1.52)
Diluted (loss) earnings per share	0.06	0.14	0.15	(1.52)
Fiscal year 2015:
Revenue	$81,381	$88,817	$94,637	$112,719
Gross profit	63,753	73,071	79,505	97,483
(Loss) income from operations	(11,186)	(2,735)	8,594	20,081
Net (loss) income	(971)	5,769	(4,126)	(9,473)
Basic (loss) earnings per share	(0.02)	0.11	(0.08)	(0.19)
Diluted (loss) earnings per share	(0.02)	0.11	(0.08)	(0.19)

(1) Included within the loss from operations and net loss during the fourth quarter of fiscal 2016 is a $92 million impairment charge related to the goodwill of the Application Development and Deployment reporting unit. For further discussion on the impairment of goodwill, refer to Note 6.

Note 18: Related Party Transactions

During fiscal year 2015, we entered into two license agreements with Emdeon Inc. (Emdeon) to provide Emdeon access to certain of our software. Philip M. Pead, our former President and Chief Executive Officer, and current member of our Board of Directors, is a member of Emdeon’s board of directors. We deployed the software and recorded revenue of $0.4 million. We also recorded $0.2 million of deferred license and maintenance revenue related to the arrangements as of November 30, 2015, which will be recorded as revenue on a straight-line basis over the respective maintenance periods of each license agreement. As Emdeon paid us the total amounts upon deployment, there is no outstanding accounts receivable balance as of November 30, 2015.

During fiscal year 2015, we also entered into two license agreements with a customer on whose board of directors one of our directors also serves. We delivered the software during the year and recorded revenue of $0.7 million. We also recorded a minimal amount of deferred maintenance revenue related to one of the arrangements, which was recorded as revenue on a straight-line basis over the remaining maintenance period.

We did not enter into any material related party transactions during fiscal year 2016.

Note 19: Subsequent Events

In January 2017, we announced certain operational restructuring initiatives intended to significantly reduce annual costs. To execute these operational restructuring initiatives, we expect to reduce our global workforce by approximately 450 positions, totaling over 20% of our global workforce. These workforce reductions began in the first fiscal quarter of 2017 and are expected to be completed by the end of the second fiscal quarter of 2017, depending upon local legal requirements.  These workforce reductions will occur in substantially all functional units and across all geographies in which we operate. We also expect to consolidate offices in various locations.

As a result of these workforce reductions and office consolidations, we expect to incur in the aggregate a pre-tax charge in the range of approximately $17 million to $20 million. The estimated aggregate charge consists of approximately $16 million to $17 million relating to our global workforce reduction, consisting primarily of severance and post-employment benefits, and approximately $1 million to $3 million relating to our office consolidations. We expect to record these charges primarily in the 2017 first and second fiscal quarters.  Substantially all of these charges are expected to result in cash expenditures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2016. Our assessment was based on the framework in the updated Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013. Based on our assessment we believe that as of November 30, 2016, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.

(c) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended November 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(d) Report of independent registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts

We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2016, of the Company and our report dated January 30, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 30, 2017

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 with respect to our directors and executive officers, including the qualifications of the members of the Audit Committee of our Board of Directors, may be found in the sections captioned, “Proposal 1-Election of Directors,” “Committees of the Board,” “Certain Relationships” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Executive and Other Key Officers of the Registrant

The following table sets forth certain information regarding our executive and other key officers.

Name	Age	Position
Kurt Abkemeier	46	Chief Financial Officer
John Ainsworth	52	Senior Vice President, Products--Core
Stephen Faberman	47	Chief Legal Officer
Yogesh Gupta	56	President and Chief Executive Officer
Loren Jarrett	42	Chief Marketing Officer
Jerry Rulli	60	Chief Operating Officer
Faris Sweis	41	Senior Vice President, General Manager-Dev Tools/Telerik Platform
Dimitre Taslakov	40	Chief Talent Officer

Mr. Abkemeier became Chief Financial Officer in September 2016. As Chief Financial Officer, Mr. Abkemeier is responsible for our finance and accounting, planning and budgeting and internal audit functions. Prior to joining our company, Mr. Abkemeier was Chief Financial Officer and Executive Vice President of Inteliquent, Inc., from January 2014 until September 2016. Prior to that time, Mr. Abkemeier served as the Vice President of Finance and Treasurer of Cbeyond, Inc. from June 2005 to March 2012.

Mr. Ainsworth became Senior Vice President, Products-Core in January 2017. Mr. Ainsworth is responsible for the product management, product marketing, technical support and engineering functions for all of our products other than DevTools and Telerik Platform. Prior to joining our company, Mr. Ainsworth was Senior Vice President, Engineering Services at CA Technologies, Inc., a position he assumed in April 2016. Prior to that time, Mr. Ainsworth held various senior positions within CA Technologies, Inc., which he joined through acquisition in 1994.

Mr. Faberman became Chief Legal Officer in December 2015. As Chief Legal Officer, Mr. Faberman is responsible for our legal and compliance, risk management, license compliance and business development functions. Prior to becoming Chief Legal Officer, Mr. Faberman was Senior Vice President, General Counsel. Mr. Faberman became General Counsel in December 2012 and a Senior Vice President in January 2014. Prior to that time, from October 2012 to December 2012, Mr. Faberman was Vice President, Acting General Counsel, and from January 2012 to October 2012, Mr. Faberman was Vice President, Deputy General Counsel.

Mr. Gupta became President and Chief Executive Officer in October 2016. Prior to that time, Mr. Gupta served as an advisor to various venture capital and private equity firms from October 2015 until September 2016. Prior to that time, Mr. Gupta was President and Chief Executive Officer at Kaseya, Inc., from June 2013 until July 2015, at which time, Mr. Gupta became Chairman of the Board of Directors, a position he held until October 2015. From July 2012 until June 2013, Mr. Gupta served as an advisor to various venture capital and private equity firms in several mergers and acquisitions opportunities. Mr. Gupta was previously President and Chief Executive Officer of FatWire Software from July 2007 until February 2012, prior to the acquisition of FatWire Software by Oracle Corporation.

Ms. Jarrett became Chief Marketing Officer in January 2017. As Chief Marketing Officer, Ms. Jarrett is responsible for our marketing strategy, corporate marketing, demand generation, and field marketing functions. Prior to that time, Ms. Jarrett was Chief Marketing Officer at Acquia, from 2015 until December 2016. Previously, Ms. Jarrett was Chief Marketing Officer at Kaseya, Inc. from 2013 until 2015, and Vice President, Corporate Charge Card and Loyalty Products at American Express, in 2013. Prior to that time, Ms. Jarrett was Vice President, Product Management and Strategy at Oracle Corporation from 2011 until 2012, and Senior Vice President of Marketing and Product Management at FatWire from 2007 until its acquisition by Oracle in 2011.

Mr. Rulli became Chief Operating Officer in July 2015. Prior to that time, Mr. Rulli was President, OpenEdge Business Unit from August 2014 when he joined us. Prior to that time, from June 2010 to May 2014, Mr. Rulli was Executive Vice President, Worldwide Sales at Iron Mountain. On January 16, 2017, we announced that Mr. Rulli’s employment with us would terminate at the end of the first quarter of fiscal year 2017.

Mr. Sweis became Senior Vice President and General Manager of Dev Tools/Telerik Platform in January 2017. As General Manager, Mr. Sweis is responsible for the sales, product management, product marketing, field marketing, technical support and engineering for our DevTools/Telerik Platform products. Prior to this role, Mr. Sweis was our Chief Transformation Officer, a position he assumed in May 2016. Mr. Sweis also became our Acting Chief Product Development Officer in August 2016. Prior to being named our Chief Transformation Officer, Mr. Sweis was Vice President, Development, a position he assumed upon acquisition of Telerik in December 2014. Prior to that time, Mr. Sweis was Chief Technology Officer at Telerik.

Mr. Taslakov became Chief Talent Officer in December 2014 upon our acquisition of Telerik. As Chief Talent Officer, Mr. Taslakov is responsible for talent and performance management, recruiting, compensation and benefits and facilities functions. Prior to the acquisition of Telerik, Mr. Taslakov was Chief Talent Officer of Telerik, a position he assumed in January 2014. Prior to that time, from November 2012 until December 2013, he was Telerik’s Chief Revenue Officer. Prior to November 2012, Mr. Taslakov was Vice President of Business Development.

Board of Directors

The following information is provided with respect to the members of our Board of Directors:

John R. Egan
Non-Executive Chairman
Managing Partner
Egan-Managed Capital

Ram Gupta
Former President and Chief Executive Officer
CAST Iron Systems, Inc.

Yogesh Gupta
President and Chief Executive Officer
Progress Software Corporation

Charles F. Kane
Strategic Advisor and Director
One Laptop per Child

David A. Krall
Strategic Advisor and Board of Directors Member
Universal Audio

Michael L. Mark
Director
Progress Software Corporation

Philip M. Pead
Former President and Chief Executive Officer
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

Item 11. Executive Compensation

The information required by this Item 11 with respect to director and executive compensation may be found under the headings captioned “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership and our equity compensation plans may be found under the headings captioned “Information About Progress Software Common Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2016 is as follows (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
Equity compensation plans approved by shareholders (1)	1,846	(2)	$21.57	5,556	(3)
Equity compensation plans not approved by shareholders (4)	154		28.40	1,471
Total	2,000		$24.10	7,027

(1)
Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, 2008 Stock Option and Incentive Plan and 1991 Employee Stock Purchase Plan (ESPP).

(2)
Includes 1,583,000 restricted stock units under our 2008 Plan. Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)	Includes 1,035,000 shares available for future issuance under the ESPP.

(4)	Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.

We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of NASDAQ. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer would be eligible to receive an award under the 2004 Plan only as an inducement to join us. Awards under the 2002 Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 11,250,000 shares are issuable under the two plans, of which, 1,471,389 shares are available for future issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 may be found under the headings “Independence,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 may be found under the heading “Information About Our Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of November 30, 2016 and 2015

•	Consolidated Statements of Operations for the years ended November 30, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive Loss for the years ended November 30, 2016, 2015 and 2014

•	Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended November 30, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

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

2.1	Securities Purchase Agreement, dated October 21, 2014, by and among Progress Software Corporation, Telerik AD, the Sellers identified therein, and the Securityholder Representative (1)
2.2	Plan of Domestication (2)
3.1	Certificate of Conversion from Non-Delaware Corporation to Delaware Corporation (3)
3.2	Certificate of Incorporation (4)
3.2.1	Certificate of Correction to Certification of Incorporation (4)
3.3	Amended and Restated By-Laws (5)
4.1	Specimen certificate for the Common Stock (6)
10.1*	1992 Incentive and Nonqualified Stock Option Plan (7)
10.2*	1994 Stock Incentive Plan (8)
10.3*	1997 Stock Incentive Plan, as amended and restated (9)
10.4*	Employee Retention and Motivation Agreement as amended and restated, executed by each of the Executive Officers (other than the Chief Executive Officer) (10)
10.5*	2002 Nonqualified Stock Plan, as amended and restated (11)
10.6*	2004 Inducement Stock Plan, as amended and restated (12)
10.7*	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (13)
10.8*	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated (14)
10.9*	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (15)
10.10*	Progress Software Corporation Corporate Executive Bonus Plan (16)
10.11*	Progress Software Corporation 2016 Fiscal Year Non-Employee Directors Compensation Program (17)
10.12*	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (18)
10.13*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant) (19)
10.14*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant) (20)
10.15*	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (21)
10.16*
Credit Agreement, dated as of December 2, 2014, by and among Progress Software Corporation, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and Citizens Bank, N.A., as Syndication Agents, and Bank of America, N.A., Citibank, N.A. and Silicon Valley Bank, as Documentation Agents, and J.P. Morgan Securities LLC, as Sole Bookrunner and Sole Lead Arranger (22)

10.17*	Employment Agreement, dated October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (23)
10.18*	Employee Retention and Motivation Agreement, dated as of October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (24)
10.19*	Employment Agreement, dated September 28, 2016, by and between Progress Software Corporation and Kurt Abkemeier (25)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Kurt Abkemeier
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on October 27, 2014.

(2)	Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on May 14, 2015.

(3)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 14, 2015.

(4)	Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 14, 2015.

(5)	Incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed on May 14, 2015.

(6)	Incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the year ended November 30, 2011.

(7)	Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended November 30, 2009.

(8)	Incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended November 30, 2009.

(9)	Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended November 30, 2012.

(10)	Incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(11)	Incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K for the year ended November 30, 2015.

(12)	Incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K for the year ended November 30, 2015.

(13)	Incorporated by reference to Annex A to our definitive Proxy Statement filed April 15, 2016.

(14)	Incorporated by reference to Annex A to our definitive Proxy Statement filed May 7, 2013.

(15)	Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(16)	Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the year ended November 30, 2012.

(17)	Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended February 29, 2016.

(18)	Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(19)	Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(20)	Incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(21)	Incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended November 30, 2014.

(22)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 5, 2014.

(23)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 14, 2016.

(24)	Incorporate by reference to Exhibit 10.2 to Form 8-K filed on October 14, 2016.

(25)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 4, 2016.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of Progress Software Corporation participates.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of January, 2017.

PROGRESS SOFTWARE CORPORATION

By:	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YOGESH K. GUPTA	President and Chief Executive Officer	January 30, 2017
Yogesh K. Gupta	(Principal Executive Officer)

/s/ KURT J. ABKEMEIER	Chief Financial Officer	January 30, 2017
Kurt J. Abkemeier	(Principal Financial Officer)

/s/ PAUL A. JALBERT	Vice President, Corporate Controller and Chief	January 30, 2017
Paul A. Jalbert	Accounting Officer
(Principal Accounting Officer)

/s/ JOHN R. EGAN	Non-Executive Chairman	January 30, 2017
John R. Egan

/s/ RAM GUPTA	Director	January 30, 2017
Ram Gupta

/s/ CHARLES F. KANE	Director	January 30, 2017
Charles F. Kane

/s/ DAVID A. KRALL	Director	January 30, 2017
David A. Krall

/s/ MICHAEL L. MARK	Director	January 30, 2017
Michael L. Mark

/s/ PHILIP M. PEAD	Director	January 30, 2017
Philip M. Pead