Form 10-K/A
period 2016-11-30
PROGRESS SOFTWARE CORP /MA
filed 2017-03-30
CIK 876167

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
Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file suh reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.

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

As of February 28, 2017, there were 48,295,815 common shares outstanding.

Documents Incorporated by Reference
None

PROGRESS SOFTWARE CORPORATION
FORM 10-K/A
For the year ended November 30, 2016

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

EXPLANATORY NOTE

Progress Software Corporation (referred to as Progress, the company, we, us or our) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended November 30, 2016, originally filed on January 30, 2017 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13, and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the United States Securities and Exchange Commission (“SEC”) after the filing of the Original Report.
This Form 10-K/A also includes as exhibits the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors
Currently, our Board of Directors is comprised of six members. Each director has been elected to hold office until the next annual meeting of shareholders or special meeting in lieu of such annual meeting or until his successor has been duly elected and qualified, or until his earlier death, resignation or removal. There are no family relationships among any of our executive officers or directors.
The following table sets forth our current directors, their ages, and the positions held by each person with our company. In addition, for each person we have included information regarding the business or other experience, qualifications, attributes or skills considered in determining that each person should serve as a director.

Name	Age	Position
John R. Egan (1)(2)(3)	59	Non-Executive Chairman of the Board
Yogesh Gupta	56	President and Chief Executive Officer and Director
Charles F. Kane (1)(3)	59	Director
David A. Krall (2)(3)	56	Director
Michael L. Mark (1)(2)	71	Director
Philip M. Pead	64	Director and former Chief Executive Officer
_____________

(1)	Member of Audit Committee

(2)	Member of Nominating and Corporate Governance Committee

(3)	Member of Compensation Committee
Mr. Egan became our Non-Executive Chairman of the Board in December 2012. Mr. Egan has been a director since September 2011. Mr. Egan is managing partner of Carruth Management, LLC, a Boston based venture capital fund he founded in October 1998 that specializes in technology and early stage investments. From October 1986 until September 1998, Mr. Egan served in several executive positions with EMC Corporation, a global leader in information technology, including Executive Vice President, Products and Offerings, Executive Vice President, Sales and Marketing, Executive Vice President, Operations and Executive Vice President, International Sales. Mr. Egan serves on the Board of Directors for other publicly-traded and privately-held companies. They include: Verint Systems, Inc. (NASDAQ: VRNT), a publicly-held provider of systems to the internet security market, and NetScout Systems, Inc. (NASDAQ: NTCT), a publicly-held network performance management company, where he serves as Lead Director. Mr. Egan also served as a director of EMC Corporation and VMWare, Inc. prior to EMC’s acquisition by Dell Technologies.
Mr. Egan brings to our Board of Directors extensive understanding and expertise in the information technology industry because of his service on other boards of directors combined with his executive leadership roles at EMC Corp. His broad experience ranges from venture capital investments in early-stage technology companies to extensive sales and marketing experience, to executive leadership and management roles. Mr. Egan brings to the Board business acumen, substantial operational experience, and expertise in corporate strategy and development. Mr. Egan also has extensive experience serving as a director of publicly-traded companies.
Mr. Gupta became President and Chief Executive Officer in October 2016. Prior to that time, Mr. Gupta served as an advisor to various venture capital and private equity firms from October 2015 until September 2016. Prior to that time, Mr. Gupta was President and Chief Executive Officer of Kaseya, Inc. from June 2013 until July 2015, at which time Mr. Gupta became Chairman of the Board of Directors, a position he held until October 2015. From July 2012 until June 2013, Mr. Gupta served as an advisor to various venture capital and private equity firms in several acquisition opportunities. Mr. Gupta was previously President and Chief Executive Officer of FatWire Software from July 2007 until February 2012, prior to the acquisition of FatWire Software by Oracle Corporation.

Through his prior roles in the software industry as chief executive officer and in other leadership positions, Mr. Gupta has gained significant management and operating experience, extensive knowledge of the software industry and critical technical, financial, strategic and marketing expertise. Also, in his role as our President and Chief Executive Officer, Mr. Gupta can provide unique insight into our markets, products, technology, challenges and opportunities.
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
Mr. Kane is currently a director of Carbonite, Inc. (NASDAQ: CARB), a publicly-traded leading provider of online backup solutions for consumers and small and medium sized businesses, and Realpage Inc. (NASDAQ: RP), a publicly-traded company providing on-demand software solutions for the rental housing industry. Mr. Kane was previously a director of Netezza Corporation, Borland Software Corporation, Applix Inc. and Demandware, Inc.
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
Mr. Krall has been a director since February 2008. Mr. Krall has served as a strategic advisor to Roku, Inc., a leading manufacturer of media players for streaming entertainment, since December 2010 and to Avegant Corp., a privately-held leading developer of the next generation of wearable devices, since February, 2016. From February 2010 to November 2010, he served as President and Chief Operating Officer of Roku, where he was responsible for managing all functional areas of the company. Prior to that, Mr. Krall spent two years as President and Chief Executive Officer of QSecure, Inc., a privately-held developer of secure credit cards based on micro-electro-mechanical-system technology. From 1995 to July 2007, he held a variety of positions of increasing responsibility and scope at Avid Technology, Inc. (NYSE: AVID), a publicly-traded leading provider of digital media creation tools for the media and entertainment industry. His tenure at Avid included serving seven years as the company’s President and Chief Executive Officer.
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
Mr. Pead has served on our Board of Directors since July 2011. In October 2016, Mr. Pead retired as our President and Chief Executive Officer, a position he assumed on December 7, 2012. Prior to that time, Mr. Pead was our Interim Chief Executive Officer, a position he assumed on November 2, 2012. Mr. Pead served as Executive Chairman of the Board from October 8, 2012 until December 7, 2012. Mr. Pead was our Non-Executive Chairman of the Board from May 2012 until October 2012.
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
As our former Chief Executive Officer, Mr. Pead provides key insight and advice with respect to corporate strategy and management development and a deeper understanding of our products, technology, and market opportunities. Furthermore, Mr. Pead provides our company with industry insight and knowledge as a result of his many years of experience in the software industry, working in executive roles in several publicly- and privately-held companies, including Per-Se Technologies, Dun & Bradstreet Corporation, and Attachmate Corporation. In addition to Progress Software Corporation, Mr. Pead serves on the board of directors of Change Healthcare Holdings, Inc. (f/k/a/ Emdeon Inc.), which was a publicly-traded company until it was acquired by The Blackstone Group L.P. and Hellman & Friedman LLC., and aLabs Corp., doing business as Accumen, a privately-held technology company focused on partnering with health systems to deliver lab excellence.

Executive and Other Key Officers of the Registrant
On March 24, 2017, Kurt Abkemeier, who became our Chief Financial Officer in September, 2016, terminated employment and was replaced by Paul Jalbert, our Chief Accounting Officer. Mr. Abkemeier’s departure was not based on any disagreement on any matter relating to our accounting practices or financial statements.
The following table sets forth certain information regarding our executive officers.

Name	Age	Position
John Ainsworth	52	Senior Vice President, Products—Core
Stephen Faberman	47	Chief Legal Officer
Yogesh Gupta	56	President and Chief Executive Officer
Paul Jalbert	59	Chief Financial Officer
Loren Jarrett	42	Chief Marketing Officer
Faris Sweis	41	Senior Vice President, General Manager-Dev Tools/Telerik Platform
Dimitre Taslakov	40	Chief Talent Officer
Mr. Ainsworth became Senior Vice President, Products-Core in January 2017. Mr. Ainsworth is responsible for the product management, product marketing, technical support and engineering functions for all products other than DevTools and Telerik Platform. Prior to joining our company, Mr. Ainsworth was Senior Vice President, Engineering Services at CA Technologies, Inc., a position he assumed in April 2016. Prior to that time, Mr. Ainsworth held various senior positions within CA Technologies, Inc., which he joined through acquisition in 1994.
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
Mr. Jalbert became Chief Financial Officer in March 2017. As Chief Financial Officer, Mr. Jalbert is responsible for our finance and accounting, planning and budgeting and internal audit functions. Prior to becoming Chief Financial Officer, Mr. Jalbert was our Vice President, Chief Accounting Officer, a position he assumed upon joining our company in August 2012. Prior to joining our company, Mr. Jalbert was Senior Vice President and Corporate Controller of Picis, Inc., a privately-held provider of healthcare software solutions, from September 2008 until August 2010, when Picis, Inc. was acquired by UnitedHealth Group. Mr. Jalbert remained with UnitedHealth Group following the acquisition on a transition basis until shortly before he joined our company.
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
Mr. Sweis became Senior Vice President and General Manager of Dev Tools/Telerik Platform in January 2017. As General Manager, Mr. Sweis is responsible for the sales, product management, product marketing, field marketing, technical support and engineering for our DevTools/Telerik Platform products. Prior to this role, Mr. Sweis was our Chief Transformation Officer, a position he assumed in May 2016. Mr. Sweis also became our Acting Chief Product Development Officer in August 2016. Prior to being named our Chief Transformation Officer, Mr. Sweis was Vice President, Development, a position he assumed upon our acquisition of Telerik in December 2014. Prior to that time, Mr. Sweis was Chief Technology Officer at Telerik.
Mr. Taslakov became Chief Talent Officer in December 2014 upon our acquisition of Telerik. As Chief Talent Officer, Mr. Taslakov is responsible for talent and performance management, recruiting, compensation and benefits and our facilities functions. Prior to the acquisition of Telerik, Mr. Taslakov was Chief Talent Officer of Telerik, a position he assumed in January 2014. Prior to that time, from November 2012 until December 2013, he was Telerik’s Chief Revenue Officer. Prior to November 2012, Mr. Taslakov was Vice President of Business Development.

Audit Committee
The Audit Committee of our Board of Directors during 2016 consisted of Messrs. Egan, Gupta, Egan, Kane and Mark, with Mr. Kane serving as Chairman. The Audit Committee met eight times during 2016. In February 2017, Ram Gupta resigned from our Board of Directors.
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
For 2016, among other functions, the Audit Committee:

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. These reporting persons are required by regulations of the SEC to furnish us with copies of all such filings. Based solely on a review of the copies of such forms that we have received, and on written representations from certain reporting persons, we believe that, with respect to the fiscal year ended November 30, 2016, our directors, officers, and 10% stockholders complied with all applicable Section 16(a) filing requirements.

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
We describe below our compensation philosophy, policies, and practices relating to the fiscal year ended November 30, 2016 with respect to the following “named executive officers,” whose compensation is set forth in the "Summary Compensation Table" and other compensation tables contained in this Annual Report on Form 10-K/A:

•	Yogesh Gupta, who became our President and Chief Executive Officer in October 2016;

•	Kurt Abkemeier, who became our Chief Financial Officer in September 2016;

•	Jerry Rulli, our Chief Operating Officer;

•	Faris Sweis, who was promoted to the role of Chief Transformation Officer in May 2016;

•	Stephen Faberman, our Chief Legal Officer;

•	Philip Pead, who served as our President and Chief Executive Officer until October 2016; and

•	Chris Perkins, who served as our Chief Financial Officer until September 2016.
After fiscal 2016, on March 2, 2017, Mr. Rulli terminated employment. Because Mr. Rulli was one of our named executive officers for the entire 2016 fiscal year, the terms of Mr. Rulli’s compensation are discussed in this “Compensation Discussion and Analysis” section. In addition, on March 24, 2017, Mr. Abkemeier terminated employment and Paul Jalbert became our Chief Financial Officer. Because Mr. Jalbert became our Chief Financial Officer after fiscal 2016, the terms of his compensation are not described in this section.
We present our Compensation Discussion and Analysis in the following sections:

1. Executive Summary. In this section, we discuss our 2016 corporate performance and certain governance aspects of our executive compensation program.	p. __
2. Executive Compensation Program. In this section, we describe our executive compensation philosophy and process and the material elements of our executive compensation program.	p. __
3.    2016 Executive Compensation Decisions. In this section, we provide an overview of our Compensation Committee’s executive compensation decisions for 2016 and certain actions taken before or after 2016 when doing so enhances the understanding of our executive compensation program.
p. __
4. Other Executive Compensation Matters. In this section, we describe our other compensation policies and review the accounting and tax treatment of compensation.	p. __

Executive Summary
Business Overview
We are a global leader in application development, empowering enterprises to build mission-critical business applications to succeed in an evolving business environment. With offerings spanning web, mobile and data for on-premise and cloud environments, we power startups and industry titans worldwide, promoting success one application at a time. Our solutions are used across a variety of industries.

Multi-Year Strategic Transformation and Leadership Transitions
Beginning in 2012, we embarked on a major shift in our strategy by refocusing our efforts on our core strengths in application development with the goal of becoming a leading provider of next-generation application development and deployment capabilities in the cloud for the platform-as-a-service market. In early fiscal 2015, we acquired Telerik Inc., a leading provider of application development tools. The Telerik acquisition strengthened our capabilities and enabled us to provide comprehensive cloud and on-premise platform offerings that enable developers to rapidly create beautiful applications, driven by data for any web, desktop or mobile platform.
During fiscal 2015, by leveraging products and solutions acquired as part of Telerik, we refined our strategy by focusing our efforts on addressing the needs of businesses that are undergoing digital transformation. Beginning in 2015 and accelerating in 2016, we made significant investments in the product lines and go-to-market capabilities that address this growing challenge of digital transformation. For example, in fiscal 2016, we launched DigitalFactory, a cloud-based digital transformation solution built for developers, IT administrators and marketers to collaborate on and deliver engaging customer experiences that meet the speed of business at a global scale.
During fiscal 2016 and early fiscal 2017, there were several significant changes in our executive management team:

•
In March 2016, Mr. Perkins announced his intention to retire as our Chief Financial Officer. Mr. Perkins remained as our Chief Financial Officer as we conducted a search process for his replacement. Following the completion of this search process, Mr. Abkemeier was named our new Chief Financial Officer in September 2016. Mr. Perkins did not receive any severance benefits upon his retirement.

•
In May 2016, Mr. Sweis became our Chief Transformation Officer, a newly created executive position combining the role of Chief Technology Officer and certain aspects of the role of Chief Information Officer. In his new role, Mr. Sweis replaced Matthew Robinson, our prior Chief Technology Officer, who left our company. In addition, Mr. Sweis assumed responsibility for leading our efforts to digitally transform internally by improving our systems and processes. Previously, Mr. Sweis led the engineering team focused on the products within our Application Development & Deployment business segment acquired as part of Telerik. In January 2017, Mr. Sweis became our Senior Vice President, General Manager for our DevTools and Telerik Platform products. In his new role, Mr. Sweis is responsible for all operations for these products, including sales, product management, product marketing, field marketing, technical support and engineering.

•
In October 2016, Mr. Gupta became our new Chief Executive Officer. Our Board of Directors determined that Mr. Gupta was the best person to lead our company forward because of his 25 years of software experience with a proven track record as chief executive officer and while serving in other executive roles of delivering outstanding investor returns through innovative growth strategies and strong execution. Mr. Pead announced his retirement as Chief Executive Officer effective upon Mr. Gupta’s joining our company. Mr. Pead did not receive any severance benefits upon his retirement.

•
With the fiscal 2017 shift in our strategic direction described below, in March 2017, the employment of Mr. Rulli, who became our Chief Operating Officer in August 2015, terminated. We also made other executive-level changes within our sales, products and marketing organizations.

Following his appointment as our new Chief Executive Officer, Mr. Gupta and our senior management team conducted a thorough review of our strategy and operations. Following this review, we concluded that the strategy focused around DigitalFactory did not fit the characteristics of a successful strategy for our company. We also determined that our operating strategy for our core products needed to change to reflect revised (and more modest) growth expectations in the markets in which these products compete.
As a result, in January 2017, we launched a new strategic plan. As part of the plan, we undertook a new product strategy that leverages our application development platform capabilities and enables our customers and partners to build next generation applications that drive their businesses. We will accomplish this by providing the platform and tools enterprises need to build “Cognitive Applications”, which are the future of application development. This new product strategy builds on our inherent DNA and vast experience in application development established over 35 years.
In addition, beginning in January 2017, we began to adapt our organization and operating principles to focus primarily on customer and partner retention and success. For certain of our products, we are also strengthening our high volume, low touch e-commerce capabilities. With the adoption of our new product strategy, we realigned our resources consistent with our core operating approach and implemented a simplified organizational structure.
2016 Financial Results and Relationship to Executive Compensation
Our budget and operating plan for 2016 reflected our optimism about the growth prospects of our business segments. For example, we anticipated that we would complete several large OpenEdge direct end user transactions during 2016. In addition, we anticipated that the products within our Application Development and Deployment business segment, particularly those products we acquired from Telerik, would achieve substantial growth year over year.
However, as shown in the table below, our 2016 financial results fell short of our aggressive expectations. We were adversely impacted by delays in the completion of several large direct end-user transactions within our OpenEdge product line. In addition, we were adversely impacted by a weak first quarter within the product lines of the Application Development & Deployment business segment. We did not have a sufficient pipeline within these product lines to make up for the weak first quarter. However, because of prudent expense management in the second half of 2016, we achieved modest growth in non-GAAP operating income and non-GAAP earnings per share.
Because our 2016 financial results did not meet our expectations, our named executive officers received compensation that is below target levels and below market in comparison to our peer group as follows:

•
Our financial results fell short of the threshold level of performance with respect to two of the three metrics under the Corporate Bonus Plan, which resulted in a payout under the Corporate Bonus Plan of only 15% for fiscal 2016.

•
Although non-GAAP earnings per share grew modestly in fiscal 2016, we achieved only the threshold level of achievement under the performance share unit plan applicable to 2016, which resulted in only 25% of the performance share units based on 2016 performance being earned by our named executive officers.

•
The three-year performance period applicable to the first Long Term Incentive Plan awarded by the Compensation Committee in 2014 based on relative total shareholder return ended with no payout having been achieved.

For fiscal 2016:

		Fiscal 2015 ($)	Fiscal 2016 ($)
GAAP
	Revenue	377.6 million	405.3 million
	Net Income (Loss)	(8.8) million	(55.7) million
	Income (Loss) from Operations	(29.7) million	14.8 million
	Earnings (Loss) Per Share	(1.13)	(0.17)
	Cash From Operations	104.5 million	102.8 million
Non-GAAP
	Revenue	412.4 million	407.4 million
	Net Income	80.6 million	82.3 million
	Operating Income	120.4 million	123.1 million
	Earnings Per Share	1.58	1.65
	Adjusted Free Cash Flow	102.0 million	100.6 million
A reconciliation between the GAAP results and non-GAAP measures is located at the end of this "Compensation Discussion and Analysis" in this Annual Report on Form 10-K/A.

GAAP Results vs. Non-GAAP Measures
As disclosed in our press releases regarding annual and quarterly earnings and other communications, we provide financial information using methods in addition to those prescribed by generally accepted accounting principles in the United States (GAAP), such as non-GAAP revenue, non-GAAP operating income, non-GAAP earnings per share and adjusted free cash flow.
We believe these non-GAAP financial measures enhance the reader’s overall understanding of our current financial performance and our prospects for the future by providing more transparency for certain financial measures and providing a level of disclosure that helps investors understand how we plan and measure our business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to our peer companies and enables investors to consider our operating results on both a GAAP and non-GAAP basis during and following the integration period of our acquisitions. Presenting the GAAP measures on their own may not be indicative of our core operating results. Furthermore, management believes that the presentation of non-GAAP measures when shown in conjunction with the corresponding GAAP measures provide useful information to management and investors regarding present and future business trends relating to our financial condition and results of operations.
Non-GAAP revenue, non-GAAP costs of sales and operating expenses, non-GAAP income from operations and operating margin, non-GAAP net income, and non-GAAP diluted earnings per share exclude the effect of purchase accounting on the fair value of acquired deferred revenue, amortization of acquired intangible assets, impairment of acquired intangible assets, stock-based compensation expense, restructuring charges, acquisition-related expenses, certain identified non-operating gains and losses, and the related tax effects of the preceding items. We also provide guidance on adjusted free cash flow, which is equal to cash flows from operating activities less purchases of property and equipment and capitalized software development costs, plus restructuring payments.
However, this non-GAAP information is not in accordance with, or an alternative to, GAAP information and should be considered in conjunction with our GAAP results as the items excluded from the non-GAAP information often have a material impact on our financial results. We provide a reconciliation of non-GAAP adjustments to our GAAP financial results in our earnings releases and we make this information available on our website at www.progress.com within the "Investor Relations" section. The reconciliation is also available on page ___ of this Annual Report on Form 10-K/A.
2016 Executive Compensation Program Design
The Compensation Committee’s philosophy is to tie executive pay to performance to incent the achievement of outstanding returns to our stockholders and to drive the creation of sustainable long-term stockholder value. Our executive compensation programs are designed to directly tie the outcomes of our compensation programs for our executive officers to the achievement of key financial performance objectives consistent with our strategic and operating plans.
Our fiscal 2015 financial performance fell short of our expectations and we shifted both our product strategy and organizational structure during the year. As we entered fiscal 2016, considering these challenges, the Compensation Committee determined that none of our executives should be granted base salary increases or target bonus percentage increases except for Mr. Rulli because, as part of the organizational restructuring that took place in fiscal 2015 in which we eliminated the business unit operating structure, Mr. Rulli’s responsibilities as Chief Operating Officer increased significantly. In May 2016, Mr. Sweis’ base salary and target bonus increased following his appointment as Chief Transformation Officer. Additionally, each of our executives was awarded equity compensation in fiscal year 2016, consistent with past practice.
The Compensation Committee, in designing our executive compensation programs for 2016, emphasized alignment with our aggressive short- and long-term business goals. As shown in the following chart, for 2016, approximately 70% of our named executive officers’ target total direct compensation was performance-based. In addition, over 80% of our named executive officers’ long-term equity incentive compensation was delivered in the form of performance-based awards.

New CEO/CFO Compensation Terms
During 2016, the Compensation Committee was responsible for developing compensation packages sufficient to attract and retain Mr. Gupta as Chief Executive Officer and Mr. Abkemeier as Chief Financial Officer. The Compensation Committee designed these compensation packages in consultation with its external compensation consultant. In both cases, the compensation packages were competitive with the median of our peer group and the market generally.
As shown in the following chart, on an annualized basis, after excluding special one-time new hire awards, approximately 73% of Mr. Gupta’s target total direct compensation, and 70%, of Mr. Abkemeier’s target total direct compensation, is performance-based. In addition, over 80% of Mr. Gupta’s and Mr. Abkemeier’s long term equity incentive compensation was to be delivered in the form of performance-based awards.

2016 Executive Compensation Results - Commitment to Pay-for-Performance Philosophy
Our executive compensation programs are designed to align our compensation programs for our executive officers with achievement of our key financial performance objectives and returns to our stockholders, and to drive the creation of sustainable long-term stockholder value. When results do not meet our expectations, as was the case in 2016, our named executive officers receive compensation that is below target levels and may be below market in comparison to our peer group.
Response to 2016 Say-on-Pay Vote
We value the input of our stockholders on our compensation programs. We hold an advisory vote on executive compensation on an annual basis. We also periodically communicate with our stockholders to better understand their opinions on governance issues, including compensation. The Compensation Committee carefully considers stockholder feedback and the outcome of each vote when reviewing our executive compensation programs each year.
At our 2016 annual stockholders meeting, approximately 99% of the votes cast approved, on an advisory basis, our executive compensation for fiscal year 2015. Given the significant level of stockholder support, the Compensation Committee determined not to make any significant changes because of the vote.
However, over the past few years we have made significant changes to our executives’ compensation in response to say-on-pay votes and feedback from stockholders, including the following:

•
Multi-Year Performance Period - reduction of performance-based equity tied to one-year performance periods and adoption of a long-term performance based equity program based on our relative total stockholder return over a three-year performance period (LTIP);

•	Pay-for-Performance - substantial increase in proportion of total target compensation that is performance based;

•	Varied Performance Metrics - use of different metrics in our annual cash bonus program and equity plans;

•	Responsible Recruiting Practices - issuance of new hire awards to executives that are at least 50% performance based; and

•	Rigorous Performance Goals - design of our annual bonus plans so that no payout would occur unless we achieve financial objectives that are at least 90% of our aggressive operating plan and budget.
The Committee will continue to consider the outcome of our say-on-pay votes and our stockholder views when making future compensation decisions for our executives.
2017 Compensation Program Changes
With the shift in our strategy following Mr. Gupta’s appointment as our Chief Executive Officer, we made several changes to our executive compensation program applicable to fiscal 2017. These changes, some of which are described below, reflect our revised and more modest revenue growth expectations within our core products, the shift in our go-forward product strategy and the restructuring of our organization and operational philosophy we undertook in early January 2017.

•	Equity Award Program

o	Eliminated One-Year Performance Periods for Equity Awards. We eliminated performance share units in which the performance metric is tied to a one-year financial objective.

o
Change in Equity Mix and Reduction of Award Sizes. With the elimination of one-year PSUs, we altered the mix of equity award vehicles to our named executive officers, with at least 50% of the total award still consisting of performance equity. We also introduced stock options as an equity vehicle. In the case of the named executive officers, the 2017 equity awards consist of 50% PSUs under the LTIP, 30% time-based restricted stock units and 20% stock options. For the LTIP, consistent with the market data provided by our external compensation consultant, we lowered the payout threshold so that a portion of the LTIP PSUs are earned at 35% achievement, and, at the same time, we reduced the size of the LTIP awards.

•	Corporate Bonus Plan

o
Weightings Adjusted to Align with Operating Plan. The 2017 Corporate Bonus retains the same three metrics as the 2016 Corporate Bonus Plan but with different weighting to reflect more weight being placed on non-revenue objectives consistent with our budget and operating plan. For 2017, 40% of the funding of the bonus plan is based on non-GAAP revenue, 40% is based on non-GAAP operating income and 20% is based on our normalized free cash flow metric.

o
More Rigorous Performance Threshold. Under the 2017 Corporate Bonus Plan, the named executive officers and other executives will not be eligible to receive any portion of their target bonuses unless our performance with respect to the non-GAAP Revenue and free cash flow metrics is at least at the 50% achievement percentile. Under the 2016 Corporate Bonus Plan, the performance threshold applicable to the named executive officers was 25% with respect to each of these metrics.

o
Maximum Payout Cap and Steeper Slope for Above-Target Payout. As was the case in 2016, payout under the 2017 Corporate Bonus Plan is capped at 150% of target.  However, the 2017 Corporate Bonus Plan contains steeper slopes to achieve above target payout.

Compensation Governance

What We Do:	What We Don’t Do:
✓ Pay-for-performance	X No perquisites
✓ Grant performance-based equity awards with performance measures that span up to three years	X No transfer of unvested and unexercised equity awards
✓ Use a balanced mix of fixed and variable cash incentives and long-term equity	X No guaranteed salary increases or non-performance-based bonuses
✓ Maintain stock ownership guidelines	X No excise tax gross-ups
✓ Maintain compensation recovery (or “clawback”) policy	X No pledging of company stock by directors and executive officers
✓ Limit payments and benefits following a change in control of our company
✓ Design our annual incentive plans so that payout of awards does not occur if we do not achieve at least 90% of our annual operating plan and budget
✓ Cap the amounts our executives can earn under our annual incentive plans

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

The Compensation Committee uses the following principles to guide its decisions regarding the compensation of our executive officers:

Pay for Performance:
Total compensation should reflect a “pay for performance” philosophy in which more than 50% of each executive officer’s compensation is tied to the achievement of company financial objectives. Cash compensation for our executive officers is heavily weighted toward short-term incentive bonus awards tied to company financial objectives that are difficult to attain and require achievement closely linked to our annual operating plan and budget. If those targets are not met within 90% of our budget, no bonus is paid.

Alignment with Stockholders’ Interests:	Total compensation levels should include a component that reflects our overall performance using equity-based awards to align executive officer and stockholder interests.
Internal Parity:
To the extent practicable, base salaries and short- and long-term incentive targets for similarly-situated executive officers should be comparable to avoid divisiveness and encourage teamwork, collaboration, and a cooperative working environment.

External Competitiveness:
Total compensation should be competitive with peer companies so that we can attract and retain high performing key executive talent. To achieve this goal within market ranges, our Compensation Committee periodically reviews the compensation practices of other companies in our peer group, as discussed in the “Peer Group” section below.

Compensation Review Process
Role of Compensation Committee
Toward the end of each fiscal year, the Compensation Committee begins the process of reviewing executive officer compensation for the next fiscal year. The Compensation Committee is provided with reports from its independent compensation consultant comparing our executive compensation and equity granting practices relative to the market and to our peer group. The Compensation Committee reviews recommendations from management on the current fiscal year annual and long-term incentive compensation programs. The Compensation Committee then reviews and approves changes to executive officers’ total target cash compensation, which includes base salary and target incentive compensation, and long-term equity incentive compensation. The Compensation Committee reviews all recommendations considering our compensation philosophy and seeks input from its independent compensation consultant prior to making any final decisions.
Role of Chief Executive Officer
Our Chief Executive Officer makes recommendations to the Compensation Committee with respect to compensation for his direct reports (including our other named executive officers). In making these recommendations, the factors considered include tenure, individual performance, responsibilities, and experience levels of the executives, as well as the compensation of the executives relative to one another.
These initial CEO recommendations are discussed with the Chairman of the Compensation Committee or presented at Compensation Committee meetings. The Total Rewards group within our Human Capital Department and individuals within our Finance and Legal Departments support the Compensation Committee in the performance of its responsibilities. During 2016, our Chief Financial Officer, Chief Legal Officer, Chief Talent Officer and other representatives of the Human Capital and Finance departments regularly attended the Compensation Committee meetings to provide perspectives on the competitive landscape, the needs of the business, information about our financial performance and relevant legal and regulatory developments.
The Compensation Committee meets in executive session (without management) with its external compensation consultant to deliberate on executive compensation matters. None of our executive officers participate in the Compensation Committee’s deliberations or decisions regarding their own compensation.

Role of Compensation Consultant
Our Compensation Committee again retained Pay Governance to advise it on matters related to executive compensation for 2016.
Other than providing limited guidance regarding our broad-based equity plan design for all employees, Pay Governance did not provide any services for management in 2016. Pay Governance consulted with our management when requested by the Compensation Committee and only as necessary to obtain relevant compensation and performance data for the executives as well as essential business information so that it could effectively support the Compensation Committee with appropriate competitive market information and relevant analyses.
During 2016, Pay Governance provided a range of services to the Compensation Committee to support the Compensation Committee’s agenda and obligations, including providing advice relating to compensation terms for new executives, including our new CEO and CFO, regulatory updates, peer group compensation data so that the Compensation Committee could set compensation for executives in accordance with our policies, advice on the structure and competitiveness of our compensation programs, and advice on the consistency of our programs with our executive compensation philosophy.
Representatives of Pay Governance attended Compensation Committee meetings and provided advice to the Compensation Committee upon its request. The Compensation Committee assessed the independence of Pay Governance and determined that Pay Governance is independent of our company and has no relationships that could create a conflict of interest with us. As part of its assessment, the Compensation Committee considered the fact that Pay Governance did not provide any other services to us and consults with our management only as necessary to provide the services described above.
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
For 2016, Pay Governance provided recommendations on the composition of our peer group. Based on the facts described in the table below and management’s input, for 2016, Pay Governance recommended, and the Compensation Committee approved, the following peer group:

General Description	Criteria Considered	Peer Group List
Software and high technology companies which operate in similar or related businesses and with which Progress competes for talent	Publicly-traded and based in U.S. Revenues—0.5x to 2.5x of Progress Market Cap—0.2x to 3.0x of Progress Other (e.g., recent financial performance, business model, proxy advisor peers)
Advent Software, Inc.
Aspen Technology, Inc.*
Avid Technology, Inc.
Bottomline Technologies, Inc.
CommVault Systems, Inc.
Demandware, Inc.*
Epiq Systems, Inc.
Jive Software, Inc.*
Manhattan Associates, Inc.
MicroStrategy, Inc.
NetScout Systems, Inc.
Pegasystems, Inc.
Qlik Technologies, Inc.
Rovi Corporation
Splunk, Inc.
SolarWinds, Inc.
Synchronoss Technologies, Inc.
Tableau Software, Inc.*
The Ultimate Software Group, Inc.

*Added for 2016

For 2016, the Compensation Committee replaced five peer companies utilized in 2015 with four new additions as shown in the table above. Three of the replaced companies (Concur Technologies, Inc., Informatica Corporation and Riverbed Technologies Inc.) were acquired during 2015. Two other companies (ANSYS Inc. and ServiceNow, Inc.) were replaced because they had revenue that exceeded our criteria.
Pay Governance then prepared a compensation analysis compiled from both an executive compensation survey and data gathered from publicly available information for our peer group companies.
Survey Data
The executive compensation analysis prepared by Pay Governance also included data from Radford’s 2015 Global Technology Survey for companies with revenues between $200 million and $500 million. The Compensation Committee used this data to compare the current compensation of our named executive officers to the peer group and to determine the relative market value for position, based on direct, quantitative comparisons of pay levels. The survey data was used when there was a lack of public peer data for an executive’s position and to obtain a general market understanding of current compensation practices.
Competitive Positioning
The fiscal 2016 target total direct compensation for our named executive officers was set by the Compensation Committee based predominantly on competitive pay practices, as reflected in the peer group and survey data. The Compensation Committee reviews market data at the 25th, 50th, and 75th percentile and, for 2016, generally targeted aggregate total direct compensation for the named executive officers as a group at the 50th percentile of our peer group in setting our executive compensation programs. Additional adjustments were considered based on individual importance to our company, tenure, company and individual performance, anticipated future contributions, internal pay equity, and historical pay levels, as well as the level of an executive officer’s unvested equity awards and incentives.
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

Compensation Element	Objective	Key Features	2016 Performance Metrics
Cash Compensation	To attract, motivate and reward executives whose knowledge, skills, and performance are critical to our success
• Base Salary	To secure and retain services of key executive talent by providing a fixed level of cash compensation for performing essential elements of position	Adjustments may be made to reflect market conditions for a position, changes in the status or duties associated with a position, individual performance or internal equity	Not applicable
• Annual Cash Bonus	To encourage and reward annual corporate performance that enhances short and long-term stockholder value	Cash bonuses are based on percentage of base salary, with actual awards based exclusively on attainment of objective corporate and/or business unit goals	Total non-GAAP revenue, non-GAAP operating income and adjusted free cash flow
Equity Compensation	To align executives’ interests with those of stockholders
• Performance Share Units (PSUs)	To encourage and reward annual corporate performance that enhances long-term stockholder value	Subject to one-year performance criteria aligned with annual business plan, with three-year vesting period (eliminated for 2017)	Total non-GAAP earnings per share
• Long-Term Incentive Plan (LTIP)	To align interests of management with those of our stockholders with the goal of creating long-term growth and value	Equity grant value equal to two times base salary Three-year performance period	Relative TSR in comparison to NASDAQ Software Index
• Restricted Stock Units (RSUs)	To retain executive talent	Service-based vesting over three-year period	Not applicable
Other Compensation	To provide benefits that promote employee health and welfare, which assists in attracting and retaining our executive officers
Indirect compensation element consisting of programs such as medical, dental, and vision insurance, a 401(k) plan with up to a 3% matching contribution, an employee stock purchase plan program, and other plans and programs generally made available to employees

Severance and Change in Control Benefits
To serve our retention and motivational objectives helping our named executive officers maintain continued focus, dedication to their responsibilities and objectivity to maximize stockholder value, including in the event of a transaction that could result in a change in control of our company; particularly important in a time of increased consolidation in our industry and increased competition for executive talent

Provides protection in the event of an involuntary termination of employment under specified circumstances, including following a change in control of our company as described below under “Potential Payments Upon Termination or Change in Control” and “Executive Compensation-Severance and Change in Control Agreements”

2016 Executive Compensation Decisions
2016 Program Design
Consistent with its pay-for-performance philosophy, the Compensation Committee, in designing our executive compensation programs for 2016, emphasized alignment with our aggressive short- and long-term business goals. Among the highlights of our executive compensation design for 2016:

•	Base salaries for our named executive officers targeted at market competitive levels.

•
Annual bonus plans in which the payout of bonuses was tied exclusively to financial performance and payout would not occur if we failed to achieve total revenue and adjusted free cash flow of at least 95% of our annual operating plan and budget and operating income of at least 90% of our annual operating plan and budget.

•	Payouts under the Corporate Bonus Plan capped at 150% of target amounts.

•	Equity plans in which a greater proportion of executives’ compensation was tied to long-term performance.

•	Performance equity awards that utilized a different one-year performance metric than the annual cash bonus plan.

•	70% of our named executive officers’ target total direct compensation was performance-based.

•	80% of Mr. Pead’s and our other named executive officers’ long term equity incentive compensation was delivered in the form of performance-based awards.
New CEO/CFO Compensation Terms
As noted above, a key component of the Compensation Committee’s responsibilities during 2016 was to develop compensation packages sufficient to attract and retain Mr. Gupta as Chief Executive Officer and Mr. Abkemeier as Chief Financial Officer. The Compensation Committee structured these compensation packages in consultation with its external compensation consultant. We executed employment agreements with each of Messrs. Gupta and Abkemeier, the terms of which were individually negotiated and reflect the highly competitive market in which we operate.
In developing compensation terms for Mr. Gupta and Mr. Abkemeier, the Compensation Committee considered the following factors, among others:

•	Competitive pay practices, including among our peer companies, for the positions of Chief Executive Officer and Chief Financial Officer.

•
In the case of Mr. Gupta, the compensation terms paid to Mr. Pead as Chief Executive Officer, the circumstances under which Mr. Pead became Chief Executive Officer, and the fact that Mr. Gupta had not previously been the chief executive officer of a publicly traded company.

•
In the case of Mr. Abkemeier, the compensation terms paid to Mr. Perkins as Chief Financial Officer as well as Mr. Abkemeier’s existing compensation terms and equity holdings as chief financial officer of a publicly traded company.

•	The substantial experience and qualifications of Mr. Gupta, particularly in the markets in which we compete, and of Mr. Abkemeier.
With these considerations in mind, the Compensation Committee structured Mr. Gupta’s compensation package so that its total value was market competitive.
With respect to Mr. Abkemeier, the Compensation Committee placed significant weight on Mr. Abkemeier’s existing compensation terms and equity holdings as chief financial officer of a public company and the fact that Mr. Abkemeier was required to relocate to our principal offices in Massachusetts.
In both cases, to recruit Mr. Gupta and Mr. Abkemeier to their positions, the Compensation Committee issued new hire equity awards with a value greater than the typical annual award for which Mr. Gupta and Mr. Abkemeier would otherwise have been eligible under our annual equity program. The Compensation Committee’s philosophy with respect to new hire awards is that they should be larger than awards under our annual equity program to recruit executives during challenging transition periods while still being aligned with the interests of our stockholders.
The higher new hire award value provided to each of Mr. Gupta and Mr. Abkemeier came in the form of restricted stock units with weighted vesting different than the standard vesting applicable to our time-based RSUs, which occurs every six months over three years. In Mr. Gupta’s case, vesting of his special new hire award will occur 25% on the first anniversary of his commencement of employment, 25% on the second anniversary of his commencement of employment and 50% on the third anniversary of his commencement of employment, subject in each case, to his continued employment. In Mr. Abkemeier’s case, vesting of his special new hire award will occur 100% on the third anniversary of his commencement of employment, subject to his continued employment. In both cases, the vesting of all or part of the special new hire award may be accelerated in the event of a change in control or involuntary termination of employment. The different vesting terms applicable to these special new hire awards was viewed as essential to provide additional retention value.
The chart below sets forth the annual and new hire compensation for Messrs. Gupta and Abkemeier under their respective employment agreements:

	Mr. Gupta ($)		Mr. Abkemeier ($)
Target Cash Compensation	1,150,000		675,000
Base Salary	575,000		375,000
Target Bonus	575,000	(1)	300,000	(1)
Target Equity Compensation	2,400,000		1,350,000
Target Annual Equity	1,250,000	(2)	600,000	(5)
Target Long-Term Equity	1,150,000	(3)	750,000	(3)
Total Target Compensation	3,550,000		2,025,000
Additional New Hire Compensation
Cash Signing Bonus	—		50,000
Special New Hire Award	2,500,000	(4)	1,650,000	(6)
Total Target New Hire Compensation	6,050,000		3,725,000
_____________

(1)
Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Gupta and Mr. Abkemeier earned 15% of their bonus for fiscal 2016 prorated to reflect their employment commencement date.

(2)
70% of Mr. Gupta’s fiscal 2016 annual equity award was to be in the form of PSUs and 30% in the form of time-based RSUs. Mr. Gupta was issued $375,000 RSUs in October 2016, which vest in equal installments every six months over three years beginning on April 1, 2017, subject to continued employment. The PSUs were to be issued in early 2017 and based on FY17 financial objectives. In February 2017, the Compensation Committee eliminated the practice of awarding PSUs based on one-year performance objectives and in lieu of his new hire PSUs, Mr. Gupta was awarded $875,000 of stock options in February 2017. These stock options vest in equal installments every six months over four years beginning on October 1, 2017, subject to continued employment.

(3)
Represents PSUs issued to our executive officers under our Long-Term Incentive Plan with a grant date value of two-times base salary and subject to three-year relative total stockholder return performance measures.

(4)
Represents a one-time award of RSUs subject to three-year vesting as follows: 25% on October 10, 2017, 25% on October 10, 2018, and 50% on October 10, 2019, subject, in each case, to continued employment. The vesting of all or part of this award may be accelerated in the event of a change in control or involuntary termination.

(5)
60% of Mr. Abkemeier’s fiscal 2016 annual equity award was to be in the form PSUs and 40% in the form of time-based RSUs. Mr. Abkemeier was issued $240,000 of RSUs in September 2016, which vest in equal installments every six months over three years beginning on April 1, 2017. The PSUs were to be issued in early 2017 and based on FY17 financial objectives. In February 2017, the Compensation Committee eliminated the practice of awarding PSUs based on one-year performance objectives and, in lieu of his new hire PSUs, Mr. Abkemeier was awarded $360,000 of stock options in February 2017. These stock options vest in equal installments every six months over four years beginning on October 1, 2017, subject to continued employment.

(6)
Represents a one-time award of RSUs subject to three-year cliff vesting, subject to continued employment. The vesting of all or part of this award may be accelerated in the event of a change in control or involuntary termination.

On March 24, 2017, we terminated Mr. Abkemeier’s employment. Upon his termination, we paid Mr. Abkemeier the severance benefits described in the section of this Annual Report on Form 10-K/A entitled, “Severance and Change in Control Benefits."
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

As shown in the tables below, the total direct compensation mix for Mr. Pead and our other named executive officers in fiscal 2016 was consistent with our peer group.

Note: Pay mix may not sum to 100% due to rounding.

However, in designing our equity compensation program for fiscal 2016, the Compensation Committee placed significantly greater emphasis on performance-based equity than our peer companies.

These allocations reflect our belief that a significant portion of our named executive officers’ compensation should be performance-based and therefore “at risk” based on company performance, as well as subject to service requirements. Since our cash incentive opportunities and equity incentive awards have both upside opportunities and downside risks and our actual performance can deviate from the target goals, the amount of compensation earned will differ from the target allocations.

Individual Considerations
Below is a summary of the fiscal 2016 compensation decisions and changes for each named executive officer, other than Messrs. Gupta and Abkemeier, who are discussed above under “New CEO/CFO Compensation Terms.”
Jerry Rulli, Former Chief Operating Officer (1)

	2015 Target Pay ($)		2016 Target Pay ($)		Change
Target Cash Compensation	740,000		$823,250		up 11%
Base Salary	400,000	(2)	445,000	(6)	up 11%
Target Bonus	340,000	(3)	378,250	(7)	up 11%
Target Equity Compensation	1,200,000		1,800,000		up 58%
Target Annual Equity	500,000	(4)	1,000,000	(8)	up 100%
Target Long-Term Equity	700,000	(5)	800,000	(5)	up 27%
Total Target Compensation	1,940,000		2,623,250		up 35%
_____________

(1)
In March 2017, Mr. Rulli’s employment with our company terminated. Upon his termination, we paid Mr. Rulli the severance benefits described in the section of this Annual Report on Form 10-K/A entitled, “Severance and Change in Control Benefits.”

(2)
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

(3)
For fiscal 2015, as President of our OpenEdge Business Unit, Mr. Rulli was subject to the OpenEdge Business Unit Bonus Plan. In July 2015, as part of his promotion to Chief Operating Officer, Mr. Rulli’s target bonus was increased to 85% of his base salary, or $340,000. Based on the performance under the OpenEdge Business Unit Bonus Plan, Mr. Rulli earned 38% of his fiscal 2015 target bonus.

(4)
Represents the PSU portion of Mr. Rulli’s new hire award. Mr. Rulli earned 84% of the annual PSUs based on company performance in fiscal 2015. Mr. Rulli did not receive an award of time-based RSUs in fiscal 2015 because he received time-based RSUs in September 2014 as part of his new hire award.

(5)
Represents PSUs issued to our executive officers under our Long-Term Incentive Plan with a grant-date value of two-times base salary and subject to three-year relative total stockholder return performance measures. Mr. Rulli's LTIP award for fiscal 2016 was calculated based on his fiscal 2015 base salary. Upon Mr, Rulli’s termination of employment in March 2017, these PSUs were canceled.

(6)
In January 2016, the Compensation Committee increased Mr. Rulli’s base salary to $445,000. The Compensation Committee approved this increase due to Mr. Rulli’s increased responsibilities following the reorganization of our operations in October 2015. This increase resulted in Mr. Rulli’s base salary being competitive with the 50th percentile of the market data among chief operating companies at our peer companies.

(7)
In January 2016, Mr. Rulli’s target bonus increased to $378,250, or 85% of his base salary, as a result of his base salary increase described in note 6. Based on the performance under the Corporate Bonus Plan, Mr. Rulli earned 15% of his fiscal 2016 target bonus.

(8)
60% of Mr. Rulli’s fiscal 2016 annual equity award was in the form PSUs and 40% in the form of time-based RSUs. As stated in Note 4, Mr. Rulli did not receive an award of time-based RSUs in fiscal 2015 because he received time-based RSUs in September 2014 as part of his new hire award. This is the primary reason for the increase in his fiscal 2016 equity award. Mr. Rulli earned 25% of the annual PSUs based on company performance in fiscal 2016 but a portion of these PSUs were terminated in March 2017 upon his termination of employment.

Faris Sweis, Chief Transformation Officer (1)

	2016 Target Pay ($)(2)
Target Cash Compensation	487,500
Base Salary	325,000
Target Bonus	162,500	(3)
Target Equity Compensation	900,000
Target Annual Equity	250,000	(4)
Target Long-Term Equity	650,000	(5)
Total Target Compensation	1,387,500
_____________

(1)
Mr. Sweis was not an executive officer in fiscal 2015. In fiscal 2015, Mr. Sweis was Vice President, Engineering within the AD&D business segment. In May 2016, Mr. Sweis was promoted to Chief Transformation Officer and became an executive officer.

(2)
In connection with Mr. Sweis' promotion, we evaluated Mr. Sweis’ fiscal 2016 total target compensation against our compensation peer group, as to individual elements and as to total compensation to determine whether any changes should be made to his fiscal 2016 total target compensation. The amounts shown for 2016 reflect this comparison as well as the increased responsibilities Mr. Sweis assumed as

Chief Transformation Officer and internal pay equity considerations. Mr. Sweis' base salary prior to his promotion was $260,000 and his target bonus was $104,000.

(3)
Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on the performance under the Corporate Bonus Plan, Mr. Sweis earned 15% of his fiscal 2016 target bonus.

(4)
Mr. Sweis received an annual equity award in January 2016 of $110,000 prior to his promotion to Chief Transformation Officer consisting of 50% PSUs and 50% time-based RSUs. As part of his promotion to Chief Transformation Officer, Mr. Sweis received an additional annual equity award of $140,000 consisting of 60% PSUs and 40% time-based RSUs. Mr. Sweis earned 25% of the annual PSUs based on company performance in fiscal 2016.

(5)
Represents PSUs issued to our executive officers under our Long-Term Incentive Plan with a grant date value of two-times base salary and subject to three-year relative total stockholder return performance measures.

Stephen Faberman, Chief Legal Officer

	2015 Target Pay ($)		2016 Target Pay ($)		Change
Target Cash Compensation	450,000		450,000	(4)	—
Base Salary	300,000		300,000		—
Target Bonus	150,000	(1)	150,000	(5)	—
Target Equity Compensation	800,000		800,000		—
Target Annual Equity	200,000	(2)	200,000	(6)	—
Target Long-Term Equity	600,000	(3)	600,000	(3)	—
Total Target Compensation	1,250,000		1,250,000		—
_____________

(1)
Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Faberman earned no bonus in fiscal 2015 under the Corporate Bonus Plan. Mr. Faberman was awarded a discretionary cash bonus of $97,500 in December 2015 relating to fiscal 2015.

(2)
60% of Mr. Faberman’s fiscal 2015 annual equity award was in the form PSUs and 40% in the form of time-based RSUs. Mr. Faberman earned 84% of the annual PSUs based on company performance in fiscal 2015.

(3)
Represents PSUs issued to our executive officers under our Long-Term Incentive Plan with a grant-date value of two-times base salary and subject to three-year relative total stockholder return performance measures.

(4)
We evaluated Mr. Faberman’s fiscal 2015 total target compensation against our compensation peer group, as to individual elements and as to total compensation to determine whether any changes should be made to his fiscal 2016 total target compensation. We determined that his target cash compensation was in line with the market data.

(5)
Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on the performance under the Corporate Bonus Plan, Mr. Faberman earned 15% of his fiscal 2016 target bonus. Mr. Faberman was awarded a discretionary cash bonus of $100,000 in October 2016.

(6)
60% of Mr. Faberman’s fiscal 2016 annual equity award was in the form PSUs and 40% in the form of time-based RSUs. Mr. Faberman earned 25% of the annual PSUs based on company performance in fiscal 2016.

Philip Pead, Former President and Chief Executive Officer (1)

	2015 Target Pay ($)		2016 Target Pay ($)		Change
Target Cash Compensation	1,300,000		1,300,000	(5)	—
Base Salary	650,000		650,000		—
Target Bonus	650,000	(2)	650,000	(6)	—
Target Equity Compensation	2,500,000		2,800,000		up 12%
Target Annual Equity	1,200,000	(3)	1,500,000	(7)	up 25%
Target Long-Term Equity	1,300,000	(4)	1,300,000	(4)	—
Total Target Compensation	3,800,000		4,100,000		up 8%
_____________

(1)	Mr. Pead retired as Chief Executive Officer in October 2016. Mr. Pead did not receive any severance benefits upon his retirement.

(2)	Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Pead earned no bonus in fiscal 2015.

(3)
At Mr. Pead’s recommendation, we reduced Mr. Pead’s fiscal 2015 target annual equity award by two-thirds considering company performance in fiscal 2014, including in comparison to our peer companies. 60% of Mr. Pead’s fiscal 2015 annual equity award was in the form PSUs and 40% in the form of time-based RSUs. Mr. Pead earned 84% of the annual PSUs based on company performance in fiscal 2015.

(4)
Represents PSUs issued to our executive officers under our Long-Term Incentive Plan with a grant date value of two-times base salary and subject to three-year relative total stockholder return performance measures. Upon Mr. Pead’s retirement in October 2016, these PSUs were canceled.

(5)
The Compensation Committee evaluated Mr. Pead’s fiscal 2015 total target compensation against our compensation peer group, as to individual elements and as to total compensation to determine whether any changes should be made to his fiscal 2016 total target compensation. Because Mr. Pead’s target cash compensation was in line with the market data, the Compensation Committee made no changes to his target cash compensation for fiscal 2016.

(6)	Mr. Pead earned no portion of his bonus in fiscal 2016 due to his retirement in October 2016.

(7)
60% of Mr. Pead’s fiscal 2016 annual equity award was in the form PSUs and 40% in the form of time-based RSUs. Based on market data, the Compensation Committee increased his annual equity award by $300,000. Mr. Pead earned no portion of his annual PSUs due to his retirement in October 2016.

Chris Perkins, Former Chief Financial Officer (1)

	2015 Target Pay ($)		2016 Target Pay ($)		Change
Target Cash Compensation	675,000		675,000	(5)	—
Base Salary	375,000		375,000		—
Target Bonus	300,000	(2)	300,000	(6)	—
Target Equity Compensation	1,250,000		1,250,000		—
Target Annual Equity	500,000	(3)	500,000	(7)	—
Target Long-Term Equity	750,000	(4)	750,000	(4)	—
Total Target Compensation	1,925,000		1,925,000		—
_____________

(1)	Mr. Perkins retired as Chief Financial Officer in September 2016. Mr. Perkins did not receive any severance benefits upon his retirement.

(2)	Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Perkins earned no bonus in fiscal 2015.

(3)
We reduced Mr. Perkins’ target annual equity award in fiscal 2015 based on internal pay equity considerations. 60% of Mr. Perkins’ fiscal 2015 annual equity award was in the form PSUs and 40% in the form of time-based RSUs. Mr. Perkins earned 84% of the annual PSUs based on company performance in fiscal 2015.

(4)
Represents PSUs issued to our executive officers under our Long-Term Incentive Plan with a grant-date value of two-times base salary and subject to three-year relative total stockholder return performance measures. Upon Mr. Perkins’ retirement in September 2016, these PSUs were canceled.

(5)
We evaluated Mr. Perkins’ fiscal 2015 total target compensation against our compensation peer group, as to individual elements and as to total compensation to determine whether any changes should be made to his fiscal 2016 total target compensation. We determined that his target cash compensation was in line with the market data.

(6)	Mr. Perkins earned no portion of his bonus in fiscal 2016 due to his retirement in September 2016.

(7)
60% of Mr. Perkins’ fiscal 2016 annual equity award was in the form PSUs and 40% in the form of time-based RSUs. Mr. Perkins earned no portion of his annual PSUs due to his retirement in September 2016.

Cash Incentive Compensation
Annual Cash Bonus
It is our philosophy to base a significant portion of each executive officer’s total compensation opportunity on performance incentives. Our annual bonus plan is intended to motivate eligible participants toward overall business results, to tie their goals and interests to those of the company and its stockholders, and to enable the company to attract and retain highly qualified executives. Our bonus plan is administered by our Compensation Committee.
The Compensation Committee set the target annual cash incentive opportunity for 2016 (expressed as a percentage of base salary earned during the year) for each named executive officer in January 2016. In setting the target levels, the Compensation Committee considered each named executive officer’s 2016 target total cash opportunity against the peer group data provided by our independent compensation consultant, internal pay equity and the roles and responsibilities of the named executive officers. The Compensation Committee set the 2016 cash bonus targets for each of the named executive officers at the same percentage as their target opportunities in 2015. Mr. Sweis’ cash bonus target was increased to 50% as part of his promotion to Chief Transformation Officer in May 2016. The Compensation Committee believes that the target annual cash bonus opportunity should make up a larger portion of an executive officer’s total target cash compensation as the executive’s level of responsibility increases.
2016 Plan Design
In January 2016, the Compensation Committee approved the 2016 Corporate Bonus Plan. Our named executive officers participated in the Corporate Bonus Plan.

For 2016, the Compensation Committee adopted three plan metrics for the Corporate Bonus Plan, all of which would be utilized to determine funding and payout under the cash bonus plans. These three plan metrics were non-GAAP corporate revenue, non-GAAP operating income and normalized free cash flow.
Non-GAAP corporate revenue was weighted at 50%, non-GAAP operating income was weighted at 30%, and the normalized free cash flow metric was weighted at 20%. Each metric was measured separately and not impacted by performance with respect to the other metrics. The performance measures selected for our cash bonus plan were designed to support our goals of expanding our non-GAAP operating income and achieving meaningful growth in total revenue, both of which would result in increased stockholder value, while at the same time preserving our strong cash flow. For further detail about our use of non-GAAP measures, refer to the paragraph entitled, “GAAP Results vs. non-GAAP Measures” in the Executive Summary above.
For 2016, the Compensation Committee determined that, for purposes of earning any award under the Corporate Bonus Plan, it was necessary to achieve threshold total non-GAAP revenue and normalized free cash flow of at least 95% of the corresponding target in our 2016 operating plan and budget. With respect to the total non-GAAP total operating income metric, the Compensation Committee set the threshold at 90% of the corresponding target in our 2016 operating plan and budget. To account for the difference in threshold performance versus our budget, the Compensation Committee lowered the funding percentage for threshold-level achievement to 25% (from 50% as utilized in prior years). Thus, although the threshold-level performance was eased from prior years with respect to one of the metrics, the funding percentage associated with such performance was also reduced. If the threshold goals were not achieved, none of the named executive officers and other participants at the vice president level in the Corporate Bonus Plan would be eligible to earn any annual cash award.
The steep entry point under the Corporate Bonus Plan was designed to ensure that no bonus would be earned if we did not exceed the total revenue, total non-GAAP operating income and normalized free cash flow results achieved in 2015. Similarly, the slope of the targets was set such that our named executive officers could earn significantly higher than target bonuses for performance that exceeded our 2016 operating plan and budget although the maximum payout was capped at 150% of the target.
The targets established with respect to the total revenue goal reflected the challenge we faced in growing our core revenues while implementing a new strategy. The targets established with respect to the non-GAAP operating income metric were consistent with maintaining the strong operating margins we established in fiscal 2013. The targets established with respect to the normalized free cash flow goal reflected the importance of maintaining a strong cash balance to enable us to execute a capital allocation strategy in the best interests of stockholders.
Corporate Bonus Plan Criteria and Achievement
As shown in the table below, none of the annual bonus under the Corporate Bonus Plan would be earned by the named executive officers unless the threshold of $421 million in total non-GAAP revenue, $130 million in total non-GAAP operating income or $97 million in normalized free cash flow were achieved, in which case a portion of the bonus would be earned based on the level of achievement and weighting of the metrics.
2016 Annual Bonus Plan Criteria and Achievement

Metric	Weighting	Threshold (25%)	Target (100%)	Maximum (150%)	Actual Achievement	Funding Percentage
Non-GAAP Corp. Revenue (1)	50%	$421 million	$436 million	$452 million	$407 million	0%
Non-GAAP Operating Income (1)	30%	$130 million	$145 million	$169 million	$128 million	0%
Normalized Free Cash Flow (1)	20%	$97 million	$102 million	$108 million	$101 million	76%
Total	100%					15%
_____________

(1)
Targets and actual achievement figures shown in the table above are based on budgeted exchange rates. For purposes of computing non-GAAP Operating Income, bonus expense is added back to the Threshold, Target, Maximum, and Actual achievement amounts.

As shown in the table above, we did not achieve at least threshold performance with respect to the non-GAAP revenue and non-GAAP operating income metrics. We did achieve 76% of target with respect to the normalized free cash flow metric, which metric was weighted at 20% under the Corporate Bonus Plan. As a result, we achieved 15% funding under the 2016 Corporate Bonus Plan.
Amounts Earned under the 2016 Corporate Bonus Plan
Based on the 15% funding of the Corporate Bonus Plan, the following table shows the bonuses earned by our named executive officers under the Corporate Bonus Plan in 2016.

NEO	Target Annual Bonus ($)	Amount Earned ($)
Yogesh Gupta (1)	575,000	12,254
Kurt Abkemeier (2)	300,000	7,869
Jerry Rulli	378,250	56,378
Faris Sweis (3)	162,500	14,218
Stephen Faberman	150,000	22,500
Philip Pead (4)	650,000	—
Chris Perkins (5)	300,000	—
_____________

(1)	Mr. Gupta became our Chief Executive Officer in October 2016 and received a pro-rated payout of his 2016 actual bonus.

(2)	Mr. Abkemeier became our Chief Financial Officer in September 2016 and received a pro-rated payout of his 2016 actual bonus.

(3)
Mr. Sweis was promoted to Chief Transformation Officer in May 2016. His fiscal bonus earned was blended to reflect his target bonus prior to his promotion ($110,000) and his target bonus upon his promotion ($162,500).

(4)	Because Mr. Pead retired as our Chief Executive Officer in October 2016, he earned no portion of his 2016 target bonus.

(5)	Because Mr. Perkins retired as Chief Financial Officer in September 2016, he earned no portion of his 2016 target bonus.
Other Cash Incentives
As part of his new hire compensation package, Mr. Abkemeier received a signing bonus of $50,000.
In October 2016, the Compensation Committee awarded Mr. Faberman a one-time cash bonus of $100,000 in recognition of his leadership through the management transitions that took place in 2016, including the extensive support he gave our Board of Directors and Compensation Committee with respect to recruiting and onboarding our new Chief Executive Officer and Chief Financial Officer.  With approximately nine years of service at our company, Mr. Faberman is our longest-tenured executive officer with experience, abilities and commitment that have been, and will continue to be, critical to our long-term success.
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
RSUs typically vest in six equal installments over three years beginning six months after issuance. In a volatile stock market, RSUs continue to provide value when other equity vehicles may not, which the Compensation Committee believes is useful in retaining talented executives in unpredictable economic times.

For fiscal 2017, the Compensation Committee eliminated performance share units in which the performance metric is tied to a one-year financial objective and replaced annual PSUs with stock options. Stock option grants are intended to correlate executive compensation to our long-term success as measured by our stock price. Stock options are tied to our future success because options granted have an exercise price equal to the closing market value at the date of grant and will only provide value to the extent that the price of our stock increases above the exercise price.
Stock option awards provide our named executive officers with the right to purchase shares of our common stock at a fixed exercise price, typically for a period of either seven years, subject to continued employment with our company. Stock options vest in six-month increments over a four-year period. We believe that meaningful vesting periods encourage recipients to remain with our company over the long-term and, because the value of the awards is based on our stock price, stock options encourage recipients to focus on achievement of longer-term goals, such as strategic growth, business innovation and shareholder return. In general, employees whose employment terminates (other than for death or disability) before the award fully vests forfeit the unvested portions of these awards.
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
To determine the size of the equity awards, the Compensation Committee first determined the total number of shares that would be available for the annual equity awards to all proposed recipients. The total number of shares was determined by consideration of the potential dilution to our stockholders and average burn rate of other companies in our industry. The Compensation Committee utilized the grant data from the peer group and other information provided by Pay Governance to assist it in determining the size of the overall equity pool for our company as well as the individual grants to the named executive officers.
To determine the size of the individual annual equity awards, the Compensation Committee, with the assistance of data provided by Pay Governance, compared the long-term equity incentive compensation levels of our executives with similar positions within our peer group and survey data to determine the long-term equity incentive compensation amount for each executive. The Compensation Committee reviews market data at the 25th, 50th, and 75th percentile and, for 2016, generally targeted long-term equity incentive compensation for the named executive officers as a group at the 50th percentile of our peer group. In finalizing the amounts of the fiscal 2016 annual equity awards, the Compensation Committee considered this market data, Mr. Pead’s recommendations, the burn rate of the executive grants, and the degree to which those amounts would be aligned with our goals of motivating and retaining key employees.
Long-Term Incentive Plan
Beginning in 2014, the Compensation Committee made fundamental changes to the equity program applicable to our named executive officers. In January 2014, the Compensation Committee approved a new long-term equity incentive compensation plan consisting of the grant of PSUs, which would be earned entirely based on performance over a three-year measurement period. In January 2016, the Compensation Committee approved a third award of PSUs under the LTIP.
The number of PSUs awarded was equal to two times each recipient’s base salary. The number of shares earned is determined by comparing our relative total stockholder return (TSR) for the relevant period to the relative TSR of the component companies of the NASDAQ Software Index.
Under the LTIP, participants can earn between 0% and 200% (the payout cap under the LTIP) of the target amount of PSUs. The cumulative three-year TSR measure compares the TSR of our common stock against the TSR of companies included in the NASDAQ Software Index during the three-year period. For the January 2016 award under the LTIP, the three-year comparison period commenced on December 1, 2015 and will end on November 30, 2018.

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
The three-year performance period with respect to the LTIP awarded in 2014 expired on November 30, 2016. Based on the price of our common stock for the thirty-day trading period ending November 30, 2016, our TSR compared to the NASDAQ Software Index for the same period placed us below the 50th percentile, meaning that none of the 2014 PSUs awarded as the LTIP were earned. As a result, all of the 2014 PSUs awarded as the LTIP were canceled.
2016 Annual Equity Program
Simultaneously with the adoption of the LTIP, the Compensation Committee also determined that our named executive officers should receive an annual equity award separate from the LTIP. As with prior years, these annual awards were comprised of time-based RSUs and performance-based PSUs tied to one-year performance measures consistent with our 2016 financial objectives and three-year vesting. In contrast to the LTIP, which provides incentives for delivering favorable returns to investors over a multi-year period, the Compensation Committee viewed the award of PSUs tied to 2016 financial objectives as an important component of our pay for performance philosophy during a time of transition in our strategy.
For 2016, the Compensation Committee made the following decisions regarding the annual equity awards issued to our named executive officers:

•	The size of the annual equity awards was generally maintained.

•	Mr. Pead’s annual equity award was increased by approximately 10% to reflect peer and market data.

•	The proportion of equity compensation awarded in the form of PSUs remained at 60%.

•	The performance metric applicable to the annual PSUs was earnings per share, which is a separate metric from the metrics used for the Corporate Bonus Plan.

•	The funding percentage at the threshold level of performance was lowered to 25%.
2016 Annual PSU Program. In January 2016, the Compensation Committee adopted the metric that would apply to the Annual PSUs. The Compensation Committee determined to utilize earnings per share, a different metric than utilized under the Corporate Bonus Plan.

Metric	Threshold (25%)	Target (100%)	Maximum (150%)	Actual Achievement	Funding Percentage
Non-GAAP Earnings Per Share	$1.67	$1.87	$2.18	$1.67	25%
A reconciliation between the GAAP results and non-GAAP measures is located at the end of this "Compensation Discussion and Analysis" in this Annual Report on Form 10-K/A. For purposes of computing non-GAAP earnings per share, bonus expense is added back to the Threshold, Target, Maximum, and Actual achievement amounts.

PSUs Earned under the 2016 Annual PSU Program. The following table shows the portion of the 2016 Annual PSU award earned by our named executive officers. Once the number of PSUs earned is determined, one-third vest on April 1, 2017 and the remainder vest in six-month installments over two years, subject to continued employment.
Performance-Based Annual Equity Earned for Fiscal 2016

Executive Officer	Target PSU Value ($)	Target PSUs (#) (1)	PSU Value Earned at 25% ($)	PSUs Earned (#)(2)
Yogesh Gupta (3)	—	—	—	—
Kurt Abkemeier (4)	—	—	—	—
Jerry Rulli	600,000	22,875	150,000	5,718
Faris Sweis	150,000	5,122	37,500	1,280
Stephen Faberman	120,000	4,575	30,000	1,143
Philip Pead (5)	900,000	33,583	—	—
Chris Perkins (6)	300,000	11,438	—	—
_____________

(1)
Target PSUs was determined by dividing Target PSU Value by our closing price on the date of issuance, which (i), in the case of Mr. Pead, was $26.80 on January 19, 2016, (ii), in the case of Mr. Perkins, Mr. Rulli, Mr. Sweis (with respect to 2,097 PSUs) and Mr. Faberman was $26.23 on January 18, 2016, and (iii) in the case of Mr. Sweis, with respect to 3,205 PSUs, was $27.77 on July 1, 2016. Mr. Pead’s PSU award was approved by the Compensation Committee on January 18, 2016 and ratified by the Board of Directors on January 19, 2016.

(2)	The number of PSUs earned for fiscal 2016 performance was determined by multiplying the Target PSUs by 25%.

(3)
Mr. Gupta did not receive any PSUs relating to 2016 performance. Under his employment agreement, the PSUs to be awarded to Mr. Gupta as part of his new hire award were to be based on 2017 performance. In February 2017, the Compensation Committee awarded Mr. Gupta stock options in lieu of his new hire PSUs.

(4)
Mr. Abkemeier did not receive any PSUs relating to 2016 performance. Under his employment agreement, the PSUs to be awarded to Mr. Abkemeier as part of his new hire award were to be based on 2017 performance. In February 2017, the Compensation Committee awarded Mr. Abkemeier stock options in lieu of his new hire PSUs.

(5)	Because Mr. Pead retired as Chief Executive Officer in October 2016, he earned none of his PSUs relating to 2016 performance.

(6)	Because Mr. Perkins retired as Chief Financial Officer in September 2016, he earned none of his PSUs relating to 2016 performance.
2016 Annual RSU Program
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
Stock Ownership Guidelines
In March 2017, our Board of Directors adopted revised stock ownership guidelines for non-employee directors. These guidelines provide for all non-employee directors to hold an amount of our common stock, restricted shares, stock options and/or deferred stock units having a value equal to at least five times the annual cash retainer ($50,000). Directors have five years to attain this ownership threshold. Our Corporate Governance Guidelines require that our executive officers maintain direct ownership of at least 1,000 shares of our common stock.

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

Compensation Committee Report
This report is submitted by the Compensation Committee of our Board of Directors. The Compensation Committee has reviewed the "Compensation Discussion and Analysis" included in this Annual Report on Form 10-K/A and discussed it with management. Based on that review and discussions, the Compensation Committee has recommended to our Board of Directors that the "Compensation Discussion and Analysis" be included in this Annual Report on Form 10-K/A.
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

David A. Krall, Chairman
John R. Egan
Charles F. Kane

Compensation Committee Interlocks and Insider Participation
The members of our Compensation Committee during 2016 were Messrs. Egan, Kane, and Krall. Messrs. Egan, Kane, and Krall are not, nor have they ever been, an officer or employee of our company or of any of its subsidiaries, or had any relationship with us requiring disclosure in this Annual Report on Form 10-K/A. There are no compensation committee interlocks amongst any of our directors.

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

RECONCILIATION OF GAAP RESULTS TO NON-GAAP FINANCIAL MEASURES
	Three Months Ended			% Change
(In thousands, except per share data)	November 30, 2016		November 30, 2015		Non-GAAP
Adjusted revenue:
GAAP revenue	$405,341		$377,554
Acquisition-related revenue (1)	2,014		34,852
Non-GAAP revenue	$407,355	100%	$412,406	100%	-1%

Adjusted gross margin:
GAAP gross margin	$339,629	84%	$313,812	83%
Amortization of acquired intangibles	15,496	4%	16,830	4%
Stock-based compensation (2)	899	0%	617	0%
Acquisition-related revenue (1)	2,014	0%	34,852	9%
Non-GAAP gross margin	$358,038	88%	$366,111	89%	-1%

Adjusted operating expenses:
GAAP operating expenses	$369,338	91%	$299,058	79%
Amortization and impairment of acquired intangibles	(17,786)	-4%	(12,745)	-3%
Impairment of goodwill	(92,000)	-23%	—	0%
Restructuring expenses	(1,692)	0%	(12,989)	-3%
Acquisition-related expenses	(1,240)	0%	(4,239)	-1%
Stock-based compensation (2)	(21,642)	-5%	(23,387)	-6%
Non-GAAP operating expenses	$234,978	58%	$245,698	60%	-4%

Adjusted income from operations:
GAAP operating income	($29,709)	-7%	$14,754	4%
Amortization and impairment of acquired intangibles	33,282	8%	29,575	8%
Impairment of goodwill	92,000	23%	—	0%
Restructuring expenses	1,692	0%	12,989	3%
Stock-based compensation (2)	22,541	6%	24,004	6%
Acquisition-related	3,254	1%	39,091	10%
Non-GAAP income from operations	$123,060	30%	$120,413	29%	2%

Adjusted diluted (loss) earnings per share:
GAAP diluted (loss) earnings per share	($1.13)		($0.17)
Amortization and impairment of acquired intangibles	0.67		0.58
Impairment of goodwill	1.84		—
Restructuring expenses	0.04		0.25
Stock-based compensation (2)	0.45		0.47
Acquisition-related	0.07		0.76
Total other (expense) income, net	—		0.01
Provision for income taxes	(0.29)		(0.32)
Non-GAAP diluted earnings per share	$1.65		$1.58		4%

Non-GAAP weighted avg shares outstanding - diluted	50,039		51,120		-2%

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

(2) Stock-based compensation is included in the GAAP statements of income, as follows:

Cost of revenue	$899		$617
Sales and marketing	4,093		4,805
Product development	9,965		5,433
General and administrative	7,584		13,149
Operating Expenses	21,642		23,387
Total	$22,541		$24,004

Summary of Executive Compensation
The following table sets forth certain information with respect to compensation for the fiscal years ended November 30, 2016, 2015, and 2014, earned by:

(a)
The two individuals who served as our Chief Executive Officer during fiscal 2016: Mr. Gupta who served as Chief Executive Officer from October 10, 2016 until the end of fiscal 2016, and Mr. Pead, who served as Chief Executive Officer from the beginning of fiscal 2016 through October 10, 2016.

(b)
The two individuals who served as our Chief Financial Officer during fiscal 2016: Mr. Abkemeier who served as Chief Financial Officer from September 28, 2016 until the end of fiscal 2016, and Mr. Perkins who served as Chief Financial Officer from the beginning of fiscal 2016 through September 28, 2016.

(c)	Mr. Rulli, Mr. Sweis, and Mr. Faberman, who were our three other most highly compensated executive officers.
SUMMARY COMPENSATION TABLE - FISCAL YEARS 2016, 2015, AND 2014

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Yogesh Gupta, Chief Executive Officer (5)	2016	66,346	—	$3,553,558	—	12,254	783	3,632,942

Kurt Abkemeier, Chief Financial Officer (6)	2016	54,808	50,000	2,268,766	—	7,869	38,608	2,420,051

Jerry Rulli, Chief Operating Officer (7)	2016 2015	436,346 369,808	— —	1,446,691 1,061,082	— —	56,738 122,400	42,477 8,532	1,982,251 1,561,822

Faris Sweis, Chief Transformation Officer (8)	2016	285,004	—	773,712	—	16,248	193,595	1,087,894

Stephen Faberman, Chief Legal Officer (9)	2016	300,000	100,000	782,455	—	22,500	108,348	1,313,303

Philip Pead, Former President & Chief Executive Officer (10)	2016 2015 2014	587,500 650,000 650,000	— — —	2,146,460 2,247,370 2,537,218	— — —	— — —	166,306 103,836 103,678	2,900,267 3,001,206 3,290,896

Chris Perkins, Former Chief Financial Officer (11)	2016 2015 2014	321,635 375,000 375,000	— — —	1,040,667 1,138,835 804,170	— — —	— — —	141,746 126,561 126,404	1,504,048 1,640,396 1,305,575
_____________

(1)
These amounts do not reflect the actual economic value realized by the named executive officer. In accordance with FASB ASC Topic 718, we estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock or the Monte Carlo Simulation valuation model, assuming the probable outcome of related performance conditions at target levels. See the description of our 2016 Annual Equity Program described in “Compensation Discussion and Analysis” in this Annual Report on Form 10-K/A.

(2)
Represents the grant date fair value of options on the date of grant. The grant date fair value of our options is equal to the number of shares subject to the option multiplied by the fair value of our options on the date of grant determined using the Black-Scholes option valuation model. The methodology and assumptions used to calculate the Black-Scholes value of our options are described in Note 11 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016.

(3)
The amounts listed reflect the amounts earned under our Corporate Bonus Plan as described in “Compensation Discussion and Analysis” in this Annual Report on Form 10-K/A. For all individuals, bonus payments were accrued and earned in the year indicated and paid in the succeeding fiscal year.

(4)	Amounts listed in this column for 2016 include:

Name	Company Contributions (401(k)) ($)	Insurance Premiums ($)	Taxable Relocation ($)	Termination Related ($)
Mr. Gupta	663	120	—	—
Mr. Abkemeier	1,971	135	36,502	—
Mr. Rulli	7,950	635	—	—
Mr. Sweis	7,950	423	4,555	—
Mr. Faberman	7,915	433	—	—
Mr. Pead	7,950	600	157,756	—
Mr. Perkins	7,950	406	133,390	—
Included in the amounts shown under the column “Taxable Relocation” are taxes paid by us on behalf of the named executive officers relating to taxable commuting expenses incurred and reimbursed by us during 2016.

(5)
Mr. Gupta became Chief Executive Officer on October 10, 2016. The amounts shown for Mr. Gupta in 2016 are base salary and non-equity incentive plan compensation for the period of October 10, 2016 until November 30, 2016.

(6)
Mr. Abkemeier became Chief Financial Officer on September 28, 2016. The amounts shown for Mr. Abkemeier in 2016 are base salary and non-equity incentive plan compensation for the period of September 28, 2016 until November 30, 2016. Also, the amount listed in the “Bonus” column is a one-time signing bonus paid to Mr. Abkemeier upon joining our company.

(7)	On July 1, 2015, Mr. Rulli became our Chief Operating Officer. Mr. Rulli was not a named executive officer in fiscal 2014.

(8)	In May 2016, Mr. Sweis became our Chief Transformation Officer. Mr. Sweis was not a named executive officer in fiscal 2015 or fiscal 2014.

(9)
Mr. Faberman was not a named executive officer in fiscal 2015 or fiscal 2014. In October 2016, Mr. Faberman received a one-time bonus of $100,000 as described in “Compensation Discussion and Analysis” in this Annual Report on Form 10-K/A.

(10)
Mr. Pead retired as Chief Executive Officer and his employment terminated on October 10, 2016. The amounts shown for Mr. Pead in 2016 are base salary for the period of December 1, 2015 until October 10, 2016. Mr. Pead did not receive any severance benefits in connection with his termination.

(11)
Mr. Perkins retired as Chief Financial Officer on September 28, 2016. The amounts shown for Mr. Perkins in 2016 are base salary for the period of December 1, 2015 until September 28, 2016. Mr. Perkins did not receive any severance benefits in connection with his termination.

Grants of Plan-Based Awards

GRANTS OF PLAN-BASED AWARDS TABLE - 2016

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	All Other Stock Awards: Number of Securities Underlying Options (#)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)	Threshold (#)(2)(3)	Target (#)(2)(3)	Maximum (#)(2)(3)
Yogesh Gupta	—	143,750	575,000	862,500	—	—	—	—		—
	10/19/2016	—	—	—	21,040	42,079	84,158	—		1,150,019
	10/19/2016	—	—	—	—	—	—	105,197		2,875,034
Kurt Abkemeier	—	75,000	300,000	450,000	—	—	—	—		—
	9/30/2016	—	—	—	13,787	27,574	55,148	—		750,013
	9/30/2016	—	—	—	—	—	—	69,486		1,890,019
Jerry Rulli	—	94,562	378,250	567,375	—	—	—	—		—
	1/18/2016	—	—	—	11,438	22,875	45,750	—		600,011
	1/18/2016	—	—	—	15,250	30,500	61,000	—		800,015
	1/18/2016	—	—	—	—	—	—	15,250		400,008
Faris Sweis	—	40,625	162,500	243,750	—	—	—	—		—
	1/18/2016	—	—	—	1,049	2,097	4,194	—		55,004
	1/18/2016	—	—	—	—	—	—	2,097		55,004
	7/1/2016	—	—	—	1,513	3,025	6,050	—		84,004
	7/1/2016	—	—	—	11,704	23,407	46,814	—		650,012
	7/1/2016	—	—	—	—	—	—	2,017		56,012
Stephen Faberman	—	37,500	150,000	225,000	—	—	—	—		—
	1/18/2016	—	—	—	2,288	4,575	9,150	—		120,002
	1/18/2016	—	—	—	11,438	22,875	45,750	—		600,011
	1/18/2016	—	—	—	—	—	—	3,050		80,002
Philip Pead	—	162,500	650,000	975,000	—	—	—	—		—
	1/19/2016	—	—	—	16,792	33,583	67,166	—		900,024
	1/19/2016	—	—	—	24,254	48,508	97,016	—		1,300,014
	1/19/2016	—	—	—	—	—	—	22,389		600,025
Chris Perkins	—	75,000	300,000	450,000	—	—	—	—		—
	1/18/2016	—	—	—	5,817	11,438	23,326	—		300,019
	1/18/2016	—	—	—	14,297	28,594	57,188	—		750,021
	1/18/2016	—	—	—	—	—	—	7,625		200,004
_____________

(1)
These columns indicate the range of payouts (25%, 100% and 150%) targeted for fiscal 2016 performance under our Corporate Bonus Plan as described in “Compensation Discussion and Analysis” in this Annual Report on Form 10-K/A. The actual payout with respect to fiscal 2016 for each named executive officer is shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.” Messrs. Gupta and Abkemeier were eligible for a pro-rated bonus payout based on their dates of hire. Messrs Pead and Perkins retired prior to the end of fiscal 2016 and, therefore, were not eligible for a bonus payout.

(2)
The second row of these columns with respect to Messrs Rulli, Faberman, Pead and Perkins and the second and fourth rows of these columns with respect to Mr. Sweis, indicate the range of payouts with respect to performance share units subject to fiscal 2016 performance criteria and subsequent time-based restrictions. These performance shares units could be earned only to the extent the established criteria were met. Mr. Sweis received an award of performance share units in January 2016 prior to his promotion to Chief Transformation Officer and received a second award of performance share units subject to fiscal 2016 performance criteria in July 2016 following his promotion. Messrs. Gupta and Abkemeier did not receive an award of performance share units based on 2016 performance criteria. The actual number of performance share units earned relating to 2016 performance criteria is described in “Compensation Discussion and Analysis” in this Annual Report on Form 10-K/A.

(3)
The third row of these columns with respect to each named executive officer, except for Mr. Sweis, represents performance share units awarded under our Long-Term Incentive Plan. For Mr. Sweis, the fifth row of these columns represents performance share units awarded under our Long-Term Incentive Plan. These columns show the performance share units that could be earned at threshold, target and maximum levels of performance. If we do not achieve the threshold performance metric, no performance share units will be earned. Because the LTIP is based on a three-year performance period, none of the performance share units will be earnable until the performance period closes following our 2018 fiscal year. See “Compensation Discussion and Analysis” section of this Annual Report on Form 10-K/A for additional discussion of the LTIP.

(4)
Except as described in the next sentence, represents RSUs that vest, so long as the executive continues to be employed with us, in six equal installments over three years beginning approximately six months after date of issuance. In the case of Mr. Gupta, 91,475 of the RSUs shown vest 25% on the first anniversary of his commencement date, 25% on the second anniversary of his commencement date and 50% on the third anniversary of his commencement date, subject in each case, to his continued employment on that date. In the case of Mr. Abkemeier, 60,662 of the RSUs shown vest on the third anniversary of his commencement date, subject to his continued employment on that date.

(5)
Represents the grant date fair value of the award, which is equal to the number of RSUs granted multiplied by the closing price of our stock on the grant date. In the case of PSUs, represents the number of PSUs granted at target performance multiplied by the closing price of our stock on the date awarded. The closing price of our stock on (i) January 18, 2016 was $26.23, (ii) January 19, 2016 was 26.80, (iii) July 1, 2016 was $27.77, (iv) September 30, 2016 was $27.20, and (v) October 19, 2016 was $27.33.

Narrative Summary to Summary Compensation Table and Grants of Plan-Based Awards in 2016 Table
The material terms of our named executive officers’ annual compensation, including base salaries, cash incentive plan, annual PSU program, time-based RSUs, and Long Term Incentive Plan and the explanations of the amounts of salary, cash incentives, and equity values in proportion to total compensation are described under “Compensation Discussion and Analysis” in this Annual Report on Form 10-K/A.
As discussed in greater detail in “Compensation Discussion and Analysis” in this Annual Report on Form 10-K/A, the 2016 non-equity incentive awards were granted pursuant to the Fiscal 2016 Corporate Bonus Plan, with amounts to be earned based on the achievement of certain financial targets. In 2016, we did not achieve threshold level of performance with respect to two of the three financial metrics under the 2016 Corporate Bonus Plan. We did achieve above the threshold level of performance with respect to the third financial metric. Thus, in 2016, our named executive officers earned 15% of their non-equity incentive awards. Messrs. Pead and Perkins did not earn any portion of their non-equity incentive award because they retired before the end of 2016.
As discussed in greater detail in “Compensation Discussion and Analysis” in this Annual Report on Form 10-K/A, the PSUs awarded as the 2016 PSU Award were subject to the achievement of certain one-year financial targets. We achieved the threshold level of performance with respect to the 2016 PSU Award. Thus, Messrs. Rulli, Sweis and Faberman earned 25% of their respective 2016 PSU Award. Messrs. Pead and Perkins did not earn any portion of their 2016 PSU Award because they retired before the end of 2016. Messrs. Gupta and Abkemeier did not receive a 2016 PSU Award.
As discussed in greater detail in “Compensation Discussion and Analysis” in this Annual Report on Form 10-K/A, the PSUs awarded under the Long Term Incentive Plan will be earned based on the results achieved during the three year performance period as determined following our 2018 fiscal year, contingent upon each named executive officer’s continued service.
Except as stated in Note 4, the RSUs granted to our named executive officers at the outset of 2016 vest in equal installments every six months over three years, subject to continued employment. There is no purchase price associated with performance share or RSU awards.

Outstanding Equity Awards
The following table sets forth certain information with respect to the outstanding equity awards at November 30, 2016 for each of the named executive officers.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2016

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercisable Options		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)

Name	Exercisable	Unexercisable
Yogesh Gupta
	—	—	—
					147,276	4,354,951
Kurt Abkemeier
	—	—	—
					97,060	2,870,064
Jerry Rulli
	—	—	—
					108,220	3,200,065
Faris Sweis
	—	—	—
					70,133	2,073,833
Stephen Faberman
	6,480	—	21.32	4/26/2017
	2,700	—	24.09	10/15/2017
	3,500	—	29.64	4/27/2018
					81,346	2,405,401
Philip Pead (3)
	15,069	—	20.73	10/14/2018
					—	—
Chris Perkins (4)
	—	—	—	—
					—	—
_____________

(1)	The unvested shares shown in this column are RSU awards that are subject to time-based vesting and PSU awards that are subject to performance-based and time-based vesting.

(2)	The market value of unvested RSUs and PSUs was calculated as of November 30, 2016 based on closing price of our common stock on NASDAQ of $29.57 on that date.

(3)	Mr. Pead retired on October 10, 2016 and all unvested RSU and PSU awards terminated as of that date.

(4)	Mr. Perkins retired on September 28, 2016 and all unvested RSU and PSU awards terminated as of that date.

Option Exercises and Stock Vested
The following table sets forth certain information regarding the number of stock options exercised and RSUs that vested in the fiscal year ended November 30, 2016 under our equity incentive plans and the corresponding amounts realized by the named executive officers. The value realized on exercise for stock option awards is calculated as the difference between the closing price of our common stock on the NASDAQ Global Select Market on the exercise date and the exercise price of the applicable stock option award. The value realized on vesting for RSUs is calculated as the product of the number of shares subject to the RSUs that vested and the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Option Exercises and Stock Vested - Fiscal 2016

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Yogesh Gupta	—	—	—	—
Kurt Abkemeier	—	—	—	—
Jerry Rulli	—	—	17,533	454,346
Faris Sweis	—	—	13,067	339,220
Stephen Faberman	10,050	122,770	10,130	256,796
Philip Pead	—	—	134,339	3,369,877
Chris Perkins	—	—	35,583	877,477

Severance and Change in Control Agreements
We have agreements with, or guidelines applicable to, our executive officers that provide the benefits described below in connection with certain terminations of employment or a change in control of our company. We do not provide excise tax gross-ups to our executive officers under these or any other agreements.
Mr. Gupta’s Executive Employment Agreement
In connection with his appointment as our President and Chief Executive Officer, we and Mr. Gupta entered into an employment agreement, effective as of October 10, 2016, setting forth Mr. Gupta’s compensation and certain other terms. Mr. Gupta’s employment agreement provides that if his employment is terminated because of an “involuntary termination,” he will be entitled to:

•	the payment of cash severance equal to 18 months of total target cash compensation as of the date of termination, which will be paid over 18 months;

•	the continuation, for a period of 18 months, of benefits that are substantially equivalent to the benefits (medical, dental, and vision) that were in effect immediately prior to termination; and

•	18 months of acceleration of unvested stock options and RSUs (but not unvested performance equity).
Receipt of the severance and benefits is subject to the execution of a standard separation and release agreement. Separation payments upon any involuntary termination within twenty-four months following a change in control would be governed by the Employee Retention and Motivation Agreement described below and not by Mr. Gupta’s employment agreement.
An “involuntary termination” is defined in the employment agreement as a termination of employment by us other than for cause, disability or death or a termination by Mr. Gupta as a result of certain events occurring without his consent such as an assignment to him of duties, a significant reduction of his duties, either of which is materially inconsistent with his position prior to the assignment or reduction, or the removal of Mr. Gupta from that position, a material reduction in Mr. Gupta base salary or target bonus, a relocation of Mr. Gupta to a facility or location more than fifty miles from his then present location, or a material breach of the employment agreement by us.
Mr. Gupta’s employment agreement also includes non-competition and related covenants. The non-competition covenant will be in effect for the duration of the period in which severance and other benefits are paid. The non-competition covenant relates to certain businesses with similar product areas and activities as our company.
Mr. Gupta’s Employee Retention and Motivation Agreement
We and Mr. Gupta have also entered into an Employee Retention and Motivation Agreement (“Gupta ERMA”), which provides certain compensation and benefits if his employment is involuntarily terminated within 24 months of a change in control of our company. If an involuntary termination of Mr. Gupta’s employment occurs under other circumstances, the severance terms of his employment agreement, as described above, would control and not the Gupta ERMA.
Change in Control Benefits. Under the Gupta ERMA, upon a change in control of our company, Mr. Gupta would be entitled to:

•	the payment of his annual target cash bonus on a pro-rata basis with respect to the elapsed part of the relevant fiscal year; and

•
accelerated vesting of all unvested stock options and RSUs, unless the acquirer assumes all such options and restricted equity. If such outstanding stock options and shares of restricted equity held by Mr. Gupta are continued by us or assumed by our successor entity, then vesting will continue in its usual course.

Involuntary Termination Following Change in Control. In the event of an involuntary termination within twenty-four (24) months following a change in control, Mr. Gupta would be entitled to:

•	the payment of cash severance equal to 24 months of total target cash compensation as of the date of termination, which will be paid over 24 months;

•	the continuation, for a period of 24 months, of benefits that are substantially equivalent to the benefits (medical, dental, and vision) that were in effect immediately prior to termination; and

•	accelerated vesting of all unvested stock options and RSUs.
In the event that any amounts provided for under the Gupta ERMA or otherwise payable to Mr. Gupta would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and be subject to the related excise tax, Mr. Gupta would be entitled to receive either full payment of the benefits under the agreement or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greatest amount of after-tax benefits to Mr. Gupta.
Mr. Abkemeier’s Executive Employment Agreement
In connection with his appointment as our Chief Financial Officer, we and Mr. Abkemeier entered into an employment agreement, effective as of September 28, 2016, setting forth Mr. Abkemeier’s compensation and certain other terms. Mr. Abkemeier’s employment agreement provides that in the event that his employment is terminated as a result of an “involuntary termination,” he will be entitled to:

•	the payment of cash severance equal to 12 months of total target cash compensation as of the date of termination, which will be paid over 12 months;

•	the continuation, for a period of 12 months, of benefits that are substantially equivalent to the benefits (medical, dental, and vision) that were in effect immediately prior to termination;

•	12 months of acceleration of unvested stock options and RSUs (but not unvested performance equity); and

•
one-third acceleration of Mr. Abkemeier’s special RSU award, if the termination occurs prior to September 28, 2017 and two-thirds acceleration of Mr. Abkemeier’s special RSU award, if the termination occurs after September 28, 2017 but prior to September 28, 2018.

Receipt of the severance and benefits is subject to the execution of a standard separation and release agreement. Separation payments upon any involuntary termination within twelve months following a change in control would be governed by the Employee Retention and Motivation Agreement described below and not by Mr. Abkemeier's employment agreement.
An “involuntary termination” is defined in the employment agreement as a termination of employment by us other than for cause, disability or death or a termination by Mr. Abkemeier as a result of certain events occurring without his consent such as an assignment to him of duties, a significant reduction of his duties, either of which is materially inconsistent with his position prior to the assignment or reduction, or the removal of Mr. Abkemeier from that position, a material reduction in Mr. Abkemeier's base salary or target bonus, a relocation of Mr. Abkemeier to a facility or location more than fifty miles from his then present location, or a material breach of the employment agreement by us.
Mr. Abkemeier's employment agreement also includes non-competition and related covenants. The non-competition covenant will be in effect for the duration of the period in which severance and other benefits are paid. The non-competition covenant relates to certain businesses with similar product areas and activities as our company.
On March 24, 2017, we terminated Mr. Abkemeier’s employment. In connection with his termination, we entered into a separation and release agreement with Mr. Abkemeier and provided him with the severance and other benefits in accordance with his employment agreement as described above.
Mr. Pead's Executive Employment Agreement & Employee Retention and Motivation Agreement
In connection with his appointment as our President and Chief Executive Officer, we and Mr. Pead entered into an employment agreement, effective as of December 7, 2012, setting forth Mr. Pead's compensation and certain other terms. On October 10, 2016, Mr. Pead retired as Chief Executive Officer and his employment agreement terminated. Mr. Pead did not receive any severance benefits upon his retirement.
We and Mr. Pead also entered into an Employee Retention and Motivation Agreement (“Pead ERMA”), which provided certain compensation and benefits if his employment was involuntarily terminated within 12 months of a change in control of our company. Upon termination of Mr. Pead’s employment on October 10, 2016, Mr. Pead’s ERMA automatically terminated.
Mr. Perkins’ Executive Employment Agreement
In connection with his appointment as our Chief Financial Officer, we and Mr. Perkins entered into an employment agreement, effective as of February 1, 2013, setting forth Mr. Perkins’ compensation and certain other terms.
On September 28, 2016, Mr. Perkins retired as Chief Financial Officer and his employment agreement terminated. Mr. Perkins did not receive any severance benefits upon his retirement.
Executive Severance Guidelines
We have adopted severance guidelines applicable to our executive officers, including the named executive officers other than Messrs. Gupta and Abkemeier. Any severance payable to Messrs. Gupta and Abkemeier is governed by the employment agreements described above. Our executive severance guidelines provide that upon an involuntary termination and the execution of a standard release of claims, an executive officer is entitled to:

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
Mr. Rulli’s Executive Severance Agreement
On March 2, 2017, we terminated Mr. Rulli’s employment and, in connection with his termination, we entered into an executive severance agreement with Mr. Rulli providing him with the severance and other benefits in accordance with the Executive Severance Guidelines described above. In addition, in March 2017, we paid Mr. Rulli a transition bonus of $189,125, which was based on our revenue performance during the fiscal quarter ended February 28, 2017.
Other Employee Retention and Motivation Agreements
We have entered into an ERMA with each of our other named executive officers. Each agreement is substantially identical to the Gupta ERMA except that upon the involuntary termination of the executive officer within 12 months following a change of control, the executive officer will be entitled to receive a lump sum payment equal to 15 months of his total target compensation and his benefits will continue for 15 months. In addition, for all ERMAs entered into after October 2014 (other than Mr. Gupta's), accelerated vesting upon a change in control is limited to twelve months of accelerated vesting. Under no circumstances would any of our executive officers be entitled to a gross-up payment under the ERMAs for any excise taxes to which he or she may be subject if any of the above payments and benefits are considered to be “parachute payments.”
Estimate of Severance and Change in Control Benefits
The following table indicates the estimated payments and benefits that each of Messrs. Gupta, Abkemeier, Rulli, Faberman and Sweis would have received under (a) their respective employment agreements, in the case of Messrs. Gupta and Abkemeier, (b) our severance guidelines applicable to executive officers, in the case of Messrs. Rulli, Faberman and Sweis, and (c) their respective ERMAs, assuming that the change of control of our company and/or termination of his employment occurred at November 30, 2016.
Mr. Pead retired on October 10, 2016 and Mr. Perkins retired on September 28, 2016 and, as a result their respective employment agreements and ERMAs terminated on those dates. We did not provide Mr. Pead or Mr. Perkins any severance benefits in connection with their retirements. As a result, we have omitted Mr. Pead and Mr. Perkins from the table below.
These amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officer, which would only be known at the time that he becomes entitled to such payment.

Circumstances of Termination or Event
	Involuntary Termination (1)($)	Change in Control Only (2)($)	Involuntary Termination Within 12 Months Following Change of Control ($)
Yogesh Gupta
Cash Severance	1,725,000	—	2,300,000
Pro Rata Bonus	575,000	575,000	575,000
Stock Options	—	—	—
Restricted Stock Units	1,555,323	—	3,110,675
Benefits (3)	14,905	—	19,873
Total	3,870,228	575,000	6,005,548
Kurt Abkemeier
Cash Severance	675,000	—	843,750
Pro Rata Bonus	300,000	300,000	300,000
Stock Options	—	—	—
Restricted Stock Units	684,871	—	2,054,751
Benefits (3)	16,420	—	20,525
Total	1,676,291	300,000	3,219,026
Jerry Rulli
Cash Severance	823,250	—	1,029,063
Pro Rata Bonus	378,250	378,250	378,250
Stock Options	—	—	—
Restricted Stock Units	597,935	—	988,229
Benefits (3)	9,970	—	12,462
Total	1,809,405	378,250	2,408,004
Faris Sweis
Cash Severance	492,500	—	615,625
Pro Rata Bonus	167,500	167,500	167,500
Stock Options	—	—	—
Restricted Stock Units	435,477	—	713,228
Benefits (3)	17,583	—	21,979
Total	1,113,060	167,500	1,518,332
Stephen Faberman
Cash Severance	450,000	—	562,500
Pro Rata Bonus	150,000	150,000	150,000
Stock Options	—	—	—
Restricted Stock Units	148,087	—	244,603
Benefits (3)	—	—	—
Total	748,087	150,000	957,103
_____________

(1)
The amounts shown in the first column, with respect to stock options and RSUs, represent the value of certain unvested options and RSUs becoming fully vested and are calculated using the exercise price for each unvested stock option and the closing price of our common stock on November 30, 2016, which was $29.57. In the event of an Involuntary Termination, all unvested performance share units awarded to an individual relating to fiscal year performance or under our Long Term Incentive Plan are canceled.

(2)
In the event of a change in control, there is no accelerated vesting of options or RSUs provided that the acquirer assumes all existing, outstanding stock options and RSUs of the individual. These tables have been prepared under that assumption. However, if the acquirer does not assume all existing, outstanding stock options and RSUs of the individual, all unvested stock options and RSUs become fully vested and the value indicated in the third column would apply upon a change in control. The amounts shown in the third column are calculated using the exercise price for each unvested stock option and the closing price of our common stock on November 30, 2016, which was $29.57. For purposes of computing amounts attributable to accelerated vesting, the second and third columns exclude all unvested performance share units awarded relating to fiscal year performance or under our Long Term Incentive Plan as those amounts are undeterminable.

(3)	Represents the estimated value (based on the cost as of November 30, 2016) of continuing benefits (medical, dental, and vision) for:

•	18 months in the case of an involuntary termination of Mr. Gupta’s employment, 24 months in the case of an involuntary termination in connection with a change in control;

•	12 months in the case of an involuntary termination of employment of Messrs. Abkemeier, Rulli, Sweis and Faberman, other than in connection with a change in control; and

•	15 months, in the case of the third column, with respect to Messrs. Abkemeier, Rulli, Sweis and Faberman.

Director Compensation
We pay our directors a mix of cash and equity compensation. Employee directors receive no compensation for their service as directors.
In accordance with the 2016 Director Compensation Plan adopted by the Board, for 2016, our non-employee directors were paid an annual retainer of $250,000. This annual retainer was paid $50,000 in cash and $200,000 in equity. The equity retainer was paid in the form of restricted stock units (RSUs) or stock options as elected by each individual director. The non-executive Chairman of the Board was paid an additional cash retainer of $50,000.
Prior to adopting the 2016 Director Compensation Plan, the Compensation Committee received market data from its external compensation consultant and considered whether any changes in director compensation were required. Based on the market data, the Compensation Committee recommended to the Board no changes to director compensation except to increase the cash retainer paid to the non-executive Chairman of the Board.
For 2016, all directors elected to receive RSUs as their equity compensation. The number of RSUs was determined by dividing the equity retainer by the grant date closing price of our common stock as reported by NASDAQ. Upon issuance, the RSUs vested in a single installment on December 1, 2016, subject to continued service on our Board of Directors.
With respect to service on the committees of our Board of Directors, the following fees were paid:

•	Audit Committee - $25,000 for the Chairman and $20,000 for the other members;

•	Compensation Committee - $20,000 for the Chairman and $15,000 for the other members; and

•	Nominating and Corporate Governance Committee - $12,500 for the Chairman and $10,000 for the other members.
The fees paid for service on the committees of our Board of Directors were paid in cash in March 2016.
In March 2017, our Board of Directors adopted revised stock retention guidelines for non-employee directors. These guidelines provide for all non-employee directors to hold an amount of our common stock, restricted shares, stock options and/or deferred stock units having a value equal to at least five times the annual cash retainer. Directors have five years to attain this ownership threshold.
At the same time, the Board of Directors changed the vehicle to which directors are entitled as their annual equity retainer. For 2017, non-employee directors will receive their equity retainer exclusively in the form of deferred stock units, which do not convert to shares of our common stock until the earlier of the termination of service on our board by a director or a change in control of our company.

Director Compensation Table – Fiscal 2016
The following table sets forth a summary of the compensation earned by or paid to our non-employee directors in 2016. For 2016, compensation was paid to our current directors plus Barry N. Bycoff, who resigned from our board in August 2016, and Ram Gupta, who resigned from our board in February 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) (2) ($)	Option Awards (3) ($)	Total ($)
Barry N. Bycoff (4)	50,000	200,008	—	250,008
John R. Egan	145,000	200,008	—	345,008
Ram Gupta	82,500	200,008	—	282,508
Charles F. Kane	90,000	200,008	—	290,008
David A. Krall	80,000	200,008	—	280,008
Michael L. Mark	80,000	200,008	—	280,008
_____________

(1)	Represents RSUs issued to the named directors electing to receive RSUs in the following amounts:

Name	Total RSUs Granted in 2016
Mr. Bycoff	7,978
Mr. Egan	7,978
Mr. Gupta	7,978
Mr. Kane	7,978
Mr. Krall	7,978
Mr. Mark	7,978
Except for Mr. Bycoff, the RSUs shown in the table above vested on December 1, 2016. Mr. Bycoff resigned from our board in August 2016 and his unvested RSUs were cancelled upon his resignation.

(2)	Represents the grant date fair value of RSUs granted on April 1, 2016. The grant date fair value is equal to the number of RSUs granted multiplied by $25.07, the closing price on the date of grant.

(3)	Each non-employee director had the following unexercised stock options outstanding as of the record date:

Name	Unexercised Stock Options Outstanding at Record Date
Mr. Egan	72,632
Mr. Kane	—
Mr. Krall	—
Mr. Mark	130,447

(4)	Upon Mr. Bycoff’s resignation from our board in August 2016, his 16,420 deferred stock units converted to unrestricted shares of our common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding beneficial ownership as of February 28, 2017:

•	by each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	by each director of our company;

•	by each of the named executive officers and

•	by all directors and executive officers of our company as a group.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number	Percent
BlackRock, Inc. (2) 55 East 52nd Street New York, NY 10055	5,616,585	11.6%
Praesidium Investment Management Company, LLC (3) 747 Third Avenue, 35th floor New York, NY 10017	4,957,017	10.2%
The Vanguard Group, Inc. (4) 1000 Vanguard Blvd. Malvern, PA 19355	4,067,378	8.4%
T. Rowe Price Associates, Inc. (5) 100 East Pratt Street Baltimore, MD 21202	3,601,027	7.5%
Kurt Abkemeier (6)	1,470
John R. Egan (7)	114,153	*
Stephen Faberman (8)	75,007	*
Yogesh Gupta	—	*
Charles F. Kane (9)	79,117	*
David A. Krall (10)	70,884	*
Michael L. Mark (11)	315,608	*
Philip M. Pead (12)	445,983	*
Chris E. Perkins	—	*
Jerry Rulli (13)	27,023	*
Faris Sweis (14)	41,290	*
All executive officers and directors as a group (11 persons) (17)	1,194,039	2.5%
_____________
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

(2)
Derived from Schedule 13G/A filed on January 11, 2017. The Schedule 13G/A reported that BlackRock, Inc. had sole voting power over 5,506,883, shares and sole dispositive power with respect to all shares reported.

(3)
Derived from Schedule 13D/A filed on January 6, 2017. The Schedule 13D/A reported that Praesidium, in its capacity as investment manager to certain managed accounts and investment fund vehicles on behalf of investment advisory clients, has sole power to vote 4,657,395 shares and sole dispositive power with respect to all shares reported. Kevin Oram and Peter Uddo, as managing members of Praesidium, may be deemed to control Praesidium.

(4)
Derived from Schedule 13G/A filed on February 9, 2017. The Schedule 13G/A reported that The Vanguard Group held sole voting power over 66,608 shares, sole dispositive power over 3,998,881 shares and shared dispositive power over 68,497 shares.

(5)
Derived from Schedule 13G/A filed on February 7, 2017. The Schedule 13G/A reported that T. Rowe Price held sole voting power over 751,280 shares and sole dispositive power with respect to all shares reported. According to the Schedule 13G/A, these shares are owned by various individual and institutional investors which T. Rowe Price serves as investment adviser with power to direct investments and/or sole power to vote the shares.

(6)	Includes 1,470 shares issuable upon vesting of RSUs that will vest within 60 days of February 28, 2017.

(7)	Includes 72,632 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2017 and 7,236 fully vested deferred stock units.

(8)
Includes 12,680 shares issuable upon the exercise of outstanding options that are exercisable as of February 28, 2017 and 3,142 shares issuable upon vesting of RSUs that will vest within 60 days of February 28, 2017.

(9)	Includes 19,483 fully vested deferred stock units.

(10)	Includes 5,547 fully vested deferred stock units.

(11)	Includes 130,447 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2017 and 7,110 fully vested deferred stock units.

(12)	Includes 15,069 shares issuable upon the exercise of outstanding options that are exercisable as of February 28, 2017, and 14,472 fully vested deferred stock units.

(13)	Includes 10,586 shares issuable upon vesting of RSUs that will vest within 60 days of February 28, 2017.

(14)	Includes 7,470 shares issuable upon vesting of RSUs that will vest within 60 days of February 28, 2017.

(15)
Includes 230,828 shares issuable upon the exercise of outstanding options that are exercisable as of February 28, 2017, 22,668 shares issuable upon vesting of RSUs that will vest within 60 days of February 28, 2017 and 53,848 fully vested deferred stock units.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2016 is as follows (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by stockholders (1)	1,846	(2)	21.57	5,556	(3)
Equity compensation plans not approved by stockholders (4)	154		28.40	1,471
Total	2,000		24.10	7,027
_____________

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
We identify transactions for review and approval through our Code of Ethics and Business Conduct which can be found at www.progress.com under the Corporate Governance page located on the “Company Info/Who We Are” page. The Code of Ethics and Business Conduct requires our employees to disclose any potential or actual conflicts of interest to his or her manager, our human capital department or our Chief Compliance Officer. This disclosure also applies to potential conflicts involving immediate family members of employees. We require our directors to complete a questionnaire intended to identify any transactions or potential transactions that must be reported per SEC rules and regulations. This questionnaire also requires our directors to promptly notify us of any changes during the year.

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

Independence of Members of our Board of Directors
We have determined that all current directors except Yogesh Gupta (our current President and Chief Executive Officer) and Mr. Pead (our former President and Chief Executive Officer) are independent within the meaning of the director independence standards of NASDAQ and the applicable rules of the SEC. In making this determination, we solicited information from each of the directors regarding whether that director, or any member of his immediate family, had a direct or indirect material interest in any transactions involving our company, was involved in a debt relationship with our company or received personal benefits outside the scope of the director’s normal compensation. We considered the responses of the directors, and independently considered the commercial agreements, acquisitions and other material transactions entered by us during 2016, and determined that none of our non-employee directors had a material interest in those transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Selection of Independent Registered Public Accounting Firm
The Audit Committee has selected the firm of Deloitte & Touche LLP, independent registered public accounting firm, to serve as our independent registered public accounting firm for the fiscal year ending November 30, 2016.

Independent Registered Public Accounting Firm Fees
Aggregate fees billed to us for services performed for the fiscal years ended November 30, 2015 and November 30,

	2,016	2015
Audit Fees (1)	$2,304,444	$2,394,392
Tax Fees (2)		57,829
Audit-Related Fees		532,256
All Other Fees		—
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
(a) Exhibits
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

10.17*	Employment Agreement, dated October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (23)
10.18*	Employee Retention and Motivation Agreement, dated as of October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (24)
10.19*	Employment Agreement, dated September 28, 2016, by and between Progress Software Corporation and Kurt Abkemeier (25)
21.1+	List of Subsidiaries of the Registrant
23.1+	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Paul Jalbert
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

+	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2017.

PROGRESS SOFTWARE CORPORATION

By: /s/ Yogesh Gupta
Yogesh Gupta
President and Chief Executive Officer

Exhibit 31.1
CERTIFICATION

I, Yogesh Gupta, certify that:
1. I have reviewed this Annual Report on Form 10-K/A of Progress Software Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
Date: March 30, 2017

By: /s/ Yogesh Gupta
Yogesh Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2
CERTIFICATION

I, Paul Jalbert, certify that:
1. I have reviewed this Annual Report on Form 10-K/A of Progress Software Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
Date: March 30, 2017

By: /s/ Paul Jalbert
Paul Jalbert
Chief Financial Officer