Form 10-Q
period 2017-02-28
PROGRESS SOFTWARE CORP /MA
filed 2017-04-07
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017

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
Yes  ☐ No  ☒
As of March 29, 2017, there were 48,080,525 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	February 28, 2017	November 30, 2016
Assets
Current assets:
Cash and cash equivalents	$226,907	$207,036
Short-term investments	37,285	42,718
Total cash, cash equivalents and short-term investments	264,192	249,754
Accounts receivable (less allowances of $1,045 and $1,143, respectively)	48,905	65,678
Other current assets	23,841	20,621
Total current assets	336,938	336,053
Property and equipment, net	48,258	50,105
Intangible assets, net	73,970	80,827
Goodwill	278,132	278,067
Deferred tax assets	1,508	6,601
Other assets	2,325	3,174
Total assets	$741,131	$754,827
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$14,643	$15,000
Accounts payable	9,491	12,991
Accrued compensation and related taxes	19,813	26,212
Dividends payable to shareholders	6,037	6,067
Income taxes payable	1,376	1,509
Other accrued liabilities	32,890	12,999
Short-term deferred revenue	136,919	128,960
Total current liabilities	221,169	203,738
Long-term debt	115,625	120,000
Long-term deferred revenue	10,032	8,801
Deferred tax liabilities	3,022	3,901
Other noncurrent liabilities	5,097	11,758
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 1,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 48,295,815 shares in 2017 and 48,536,516 shares in 2016	239,759	239,496
Retained earnings	173,689	195,694
Accumulated other comprehensive loss	(27,262)	(28,561)
Total shareholders’ equity	386,186	406,629
Total liabilities and shareholders’ equity	$741,131	$754,827
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	February 28, 2017	February 29, 2016
Revenue:
Software licenses	$24,322	$23,955
Maintenance and services	66,648	65,526
Total revenue	90,970	89,481
Costs of revenue:
Cost of software licenses	1,588	1,482
Cost of maintenance and services	10,492	10,329
Amortization of acquired intangibles	3,678	3,939
Total costs of revenue	15,758	15,750
Gross profit	75,212	73,731
Operating expenses:
Sales and marketing	25,721	29,658
Product development	17,334	21,797
General and administrative	10,568	12,380
Amortization of acquired intangibles	3,179	3,185
Restructuring expenses	17,139	(66)
Acquisition-related expenses	49	72
Total operating expenses	73,990	67,026
Income from operations	1,222	6,705
Other (expense) income:
Interest expense	(1,082)	(1,057)
Interest income and other, net	221	162
Foreign currency (loss) gain, net	(486)	(930)
Total other (expense) income, net	(1,347)	(1,825)
(Loss) income before income taxes	(125)	4,880
Provision for income taxes	400	1,664
Net (loss) income	$(525)	$3,216
(Loss) earnings per share:
Basic	$(0.01)	$0.06
Diluted	$(0.01)	$0.06
Weighted average shares outstanding:
Basic	48,733	50,810
Diluted	48,733	51,440

Cash dividends declared per common share	$0.125	$—
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016
Net (loss) income	$(525)	$3,216
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,228	(1,091)
Unrealized gains on investments, net of tax provision of $40 and $23 for 2017 and 2016, respectively	71	40
Total other comprehensive income (loss), net of tax	1,299	(1,051)
Comprehensive income	$774	$2,165

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net (loss) income	$(525)	$3,216
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,978	2,230
Amortization of intangibles and other	7,382	7,710
Stock-based compensation	1,630	6,937
Deferred income taxes	4,268	(516)
Excess tax benefit from stock plans	(183)	(63)
Allowances for accounts receivable	40	(136)
Changes in operating assets and liabilities:
Accounts receivable	16,937	7,695
Other assets	(2,278)	(4,462)
Accounts payable and accrued liabilities	(989)	(11,167)
Income taxes payable	55	46
Deferred revenue	8,985	11,012
Net cash flows from operating activities	37,300	22,502
Cash flows from (used in) investing activities:
Purchases of investments	(854)	(22,258)
Sales and maturities of investments	6,155	3,185
Purchases of property and equipment	(383)	(1,414)
Net cash flows from (used in) investing activities	4,918	(20,487)
Cash flows used in financing activities:
Proceeds from stock-based compensation plans	2,770	3,670
Purchases of stock related to withholding taxes from the issuance of restricted stock units	(1,306)	(409)
Repurchases of common stock	(15,190)	(9,041)
Excess tax benefit from stock plans	183	63
Dividend payments to shareholders	(6,072)	—
Payment of long-term debt	(3,750)	(3,750)
Net cash flows used in financing activities	(23,365)	(9,467)
Effect of exchange rate changes on cash	1,018	(1,223)
Net increase (decrease) in cash and cash equivalents	19,871	(8,675)
Cash and cash equivalents, beginning of period	207,036	212,379
Cash and cash equivalents, end of period	$226,907	$203,704

Condensed Consolidated Statements of Cash Flows, continued

	Three Months Ended
	February 28, 2017	February 29, 2016
Supplemental disclosure:
Cash (refunded) paid for income taxes, net of refunds of $2,121 in 2017 and $442 in 2016	$(209)	$5,587
Cash paid for interest	$844	$765
Non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$9,393	$4,368
Unsettled repurchases of common stock	$2,894	$2,645
Dividends declared	$6,037	$—
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - We are a leading global provider of application development and deployment technologies, empowering enterprises to build mission-critical business applications to succeed in an evolving business environment. With offerings spanning web, mobile and data for on-premise and cloud environments, we power businesses worldwide, promoting success one application at a time. Our solutions are used across a variety of industries.

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

We made no significant changes in the application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

Recent Accounting Pronouncements - In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This update requires the performance of an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance in ASU 2017-04 is required for annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated statement of cash flows.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (ASU 2016-02), which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-

to-use asset for the right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We currently expect that most of our operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption. However, we are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Accordingly, upon adoption in the first quarter of fiscal 2017, we reclassified $1.0 million from other assets to long-term debt in our condensed consolidated balance sheet as of February 28, 2017.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the effective date for the Company will be December 1, 2018.

Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company plans to adopt this ASU in accordance with the full retrospective approach, effective December 1, 2018. Fiscal year 2019 quarterly results, and comparative prior periods, will be prepared in accordance with ASC 606. The first Annual Report on Form 10-K issued in accordance with ASC 606 will be for the period ended November 30, 2019.

Management is currently assessing the impact the adoption of this standard will have on the Company’s consolidated financial statements, but anticipates that the revenue recognition related to accounting for the following transactions will be most impacted:

•
Revenue from term licenses with extended payment terms over the term of the agreement within our Data Connectivity and Integration segment - These transactions are typically recognized when the amounts are billed to the customer under current revenue recognition guidance. In accordance with ASU 2014-09, revenue from term license performance obligations is expected to be recognized upon delivery and revenue from maintenance performance obligations is expected to be recognized over the contract term. To the extent the Company enters into future term licenses with extended payment terms after adoption of ASU 2014-09, revenue from term licenses with extended payment terms will be recognized prior to the customer being billed and the Company will recognize a net contract asset on the balance sheet. Accordingly, license revenue will be accelerated under ASU 2014-09 as the Company currently does not recognize revenue until the amounts have been billed to the customer.

•
Revenue from transactions with multiple elements within our Application Development and Deployment segment (i.e., sales of perpetual licenses with maintenance and/or support) - These transactions are currently recognized ratably over the associated maintenance period as the Company does not have vendor specific objective evidence (VSOE) for maintenance or support. Under ASU 2014-09, the requirement to have VSOE for undelivered elements that exists under current guidance is eliminated. Accordingly, the Company will recognize a portion of the sales price as revenue upon delivery of the license instead of recognizing the entire sales price ratably over the maintenance period.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at February 28, 2017 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$210,872	$—	$—	$210,872
Money market funds	16,035	—	—	16,035
State and municipal bond obligations	27,289	—	(6)	27,283
U.S. treasury bonds	5,686	—	(24)	5,662
Corporate bonds	4,339	1	—	4,340
Total	$264,221	$1	$(30)	$264,192

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2016 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$196,863	$—	$—	$196,863
Money market funds	10,173	—	—	10,173
State and municipal bond obligations	32,831	—	(107)	32,724
U.S. treasury bonds	6,542	—	(29)	6,513
Corporate bonds	3,485	—	(4)	3,481
Total	$249,894	$—	$(140)	$249,754

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	February 28, 2017		November 30, 2016
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$210,872	$—	$196,863	$—
Money market funds	16,035	—	10,173	—
State and municipal bond obligations	—	27,283	—	32,724
U.S. treasury bonds	—	5,662	—	6,513
Corporate bonds	—	4,340	—	3,481
Total	$226,907	$37,285	$207,036	$42,718

The fair value of debt securities by contractual maturity is as follows (in thousands):

	February 28, 2017	November 30, 2016
Due in one year or less	$22,628	$21,172
Due after one year (1)	14,657	21,546
Total	$37,285	$42,718

(1)	Includes state and municipal bond obligations, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of February 28, 2017 or November 30, 2016.

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

At February 28, 2017, $6.7 million was recorded in other accrued liabilities. At November 30, 2016, $6.6 million was recorded in other noncurrent liabilities. In the three months ended February 28, 2017 and February 29, 2016, realized and unrealized gains of $0.8 million and realized and unrealized losses of $1.5 million, respectively, from our forward contracts were recognized in foreign currency (loss) gain, net in the condensed consolidated statements of operations. The losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	February 28, 2017		November 30, 2016
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$104,709	$(6,728)	$74,690	$(6,597)
Forward contracts to purchase U.S. dollars	—	—	1,673	(19)
Total	$104,709	$(6,728)	$76,363	$(6,616)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at February 28, 2017 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$16,035	$16,035	$—	$—
State and municipal bond obligations	27,283	—	27,283	—
U.S. treasury bonds	5,662	—	5,662	—
Corporate bonds	4,340	—	4,340	—
Liabilities
Foreign exchange derivatives	$(6,728)	$—	$(6,728)	$—

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2016 (in thousands):

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

We did not have any nonrecurring fair value measurements during the three months ended February 28, 2017.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	February 28, 2017			November 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$109,886	$(71,795)	$38,091	$109,886	$(68,116)	$41,770
Customer-related	67,602	(38,440)	29,162	67,602	(35,852)	31,750
Trademarks and trade names	15,140	(8,423)	6,717	15,140	(7,833)	7,307
Total	$192,628	$(118,658)	$73,970	$192,628	$(111,801)	$80,827

In the first quarter of fiscal years 2017 and 2016, amortization expense related to intangible assets was $6.9 million and $7.1 million, respectively.

Future amortization expense for intangible assets as of February 28, 2017 is as follows (in thousands):

Remainder of 2017	$20,569
2018	26,613
2019	25,489
2020	714
Thereafter	585
Total	$73,970

Goodwill

Changes in the carrying amount of goodwill in the three months ended February 28, 2017 are as follows (in thousands):

Balance, November 30, 2016	$278,067
Translation adjustments	65
Balance, February 28, 2017	$278,132

Changes in the goodwill balances by reportable segment in the three months ended February 28, 2017 are as follows (in thousands):

	November 30, 2016	Translation Adjustments	February 28, 2017
OpenEdge	$212,062	$65	$212,127
Data Connectivity and Integration	19,040	—	19,040
Application Development and Deployment	46,965	—	46,965
Total goodwill	$278,067	$65	$278,132

During the quarter ending February 28, 2017, no triggering events have occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

Note 6: Term Loan and Line of Credit

Our credit agreement provides for a $150 million secured term loan and a $150 million secured revolving credit facility, which may be made available in U.S. Dollars and certain other currencies. The revolving credit facility may be increased by up to an additional $75 million if the existing or additional lenders are willing to make such increased commitments. We borrowed the $150 million term loan included in our credit agreement to partially fund our acquisition of Telerik AD in December 2014. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of February 28, 2017 was $131.3 million, with $15.0 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments were in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the next subsequent three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of February 28, 2017, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate of the credit facility as of February 28, 2017 was 2.56%.

Costs incurred to obtain our long-term debt of $1.8 million are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to debt issuance costs of $0.1 million and $0.1 million for the three months ended February 28, 2017 and February 29, 2016, respectively, is recorded within interest expense in our condensed consolidated statements of operations. The unamortized portion of debt issuance costs of $1.0 million is recorded as a direct deduction from the carrying value of the debt liability in our condensed consolidated balance sheet as of February 28, 2017, with $0.4 million deducted from the current portion of long-term debt balance and $0.6 million deducted from the long-term debt balance.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. As of February 28, 2017, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

As of February 28, 2017, aggregate principal payments of long-term debt for the next five years and thereafter are (in thousands):

Remainder of 2017	$11,250
2018	15,000
2019	16,875
2020	88,125
Total	$131,250

Note 7: Common Stock Repurchases

We repurchased and retired 0.6 million shares of our common stock for $18.1 million in the three months ended February 28, 2017 and 0.5 million shares for $11.7 million in the three months ended February 29, 2016. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program.

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $214.5 million. As of February 28, 2017, there was $117.3 million remaining under this current authorization.

Note 8: Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards, less the present value of expected dividends, measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using the current market price of the stock or the Black-Scholes option valuation model.

In addition, during fiscal years 2014, 2015, 2016, and 2017 we granted performance-based restricted stock units that include a three -year market condition under a Long-Term Incentive Plan (“LTIP”) where the performance measurement period is three years. Vesting of the LTIP awards is based on our level of attainment of specified total shareholder return (TSR) targets relative to the percentage appreciation of a specified index of companies for the respective three year periods and is also subject to the continued employment of the grantees. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model.

The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally 4 years for options and 3 years for restricted stock units. We recognize stock-based compensation expense related to performance stock units and our employee stock purchase plan using an accelerated attribution method.

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of operations (in thousands):

	Three Months Ended
	February 28, 2017	February 29, 2016
Cost of maintenance and services	$256	$196
Sales and marketing	363	1,078
Product development	(104)	2,679
General and administrative	1,115	2,984
Total stock-based compensation	$1,630	$6,937

In the first quarter of fiscal year 2017, there were significant forfeitures due to our restructuring action, which is further described in Note 10. These forfeitures significantly reduced stock-based compensation expense compared to the prior year.

Note 9: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the three months ended February 28, 2017 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2016	$(28,425)	$(136)	$(28,561)
Other comprehensive loss before reclassifications, net of tax	1,228	71	1,299
Balance, February 28, 2017	$(27,197)	$(65)	$(27,262)

The tax effect on accumulated unrealized gains (losses) on investments was minimal as of February 28, 2017 and November 30, 2016.

Note 10: Restructuring Charges

The following table provides a summary of activity for all of the restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2016	$107	$1,443	$1,550
Costs incurred	1,060	16,079	17,139
Cash disbursements	(268)	(5,795)	(6,063)
Asset impairment	(457)	—	(457)
Translation adjustments and other	(4)	(29)	(33)
Balance, February 28, 2017	$438	$11,698	$12,136

2017 Restructuring

During the first quarter of fiscal year 2017, we undertook certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by approximately 20%. These workforce reductions commenced in the first fiscal quarter of 2017 and are expected to be completed by the end of the second fiscal quarter of 2017, depending upon local legal requirements.  These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. We also consolidated offices in various locations and expect additional expenses related to facility closures during fiscal year 2017. Overall, we expect additional severance and facilities-related charges of $1.0 million to $3.0 million from this restructuring action during the remainder of fiscal year 2017.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions, and other costs, which include asset impairment charges.

As part of this first quarter of fiscal year 2017 restructuring, for the three months ended February 28, 2017, we incurred expenses of $17.1 million, which are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2016	$—	$—	$—
Costs incurred	1,033	16,079	17,112
Cash disbursements	(174)	(5,341)	(5,515)
Asset impairment	(457)	—	(457)
Translation adjustments and other	(4)	(29)	(33)
Balance, February 28, 2017	$398	$10,709	$11,107

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the third quarter of fiscal year 2018. The short-term portion of the restructuring reserve of $11.0 million is included in other accrued liabilities and the long-term portion of $0.1 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at February 28, 2017.

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

As part of this fourth quarter of fiscal year 2016 restructuring, for the three months ended February 28, 2017, we incurred no additional expenses.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2016	$—	$1,415	$1,415
Cash disbursements	—	(443)	(443)
Balance, February 28, 2017	$—	$972	$972

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2017. As a result, the total amount of the restructuring reserve of $1.0 million is included in other accrued liabilities on the consolidated balance sheet at February 28, 2017.

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

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions, and other costs, which include asset impairment charges and abandonment of certain assets.

As part of these fiscal year 2015 restructurings, for the three months ended February 28, 2017 and February 29, 2016, we recorded minimal credits to restructuring expenses in the condensed consolidated statement of operations due to changes in estimates of the costs associated with closing facilities and changes in estimates of severance to be paid. We do not expect to incur additional material costs with respect to these restructurings.

A summary of activity for these restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2016	$57	$28	$85
Costs incurred	(6)	(11)	(17)
Cash disbursements	(51)	—	(51)
Balance, February 28, 2017	$—	$17	$17

Cash disbursements for expenses incurred to date under these restructurings are expected to be made through the fourth quarter of fiscal year 2017. As a result, the total amount of the restructuring reserve, which is minimal, is included in other accrued liabilities on the condensed consolidated balance sheet at February 28, 2017.

Note 11: Income Taxes

Our income tax provision for the three months ended February 28, 2017 and February 29, 2016 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The increase in our effective tax rate in the three months ended February 28, 2017 compared to the same period in the prior year is primarily due to the fact that losses were incurred in a foreign jurisdiction for which no tax benefit is being provided.  In addition, the first quarter of fiscal year 2016 benefited from a reinstatement of the research and development credit in the tax code in December 2015 with a retroactive effective date of January 1, 2015 that resulted in a tax benefit of $0.6 million for the period from January 2015 to November 2015.

Our Federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2015. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2015.

Tax authorities for certain non-U.S. jurisdictions are also examining returns, none of which are material to our consolidated balance sheets, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2012.

Note 12: Earnings Per Share

We compute basic earnings per share using the weighted average number of common shares outstanding. We compute diluted earnings per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, restricted stock units and deferred stock units, using the treasury stock method. As we incurred a net loss during the three months ended February 28, 2017, basic and diluted weighted average shares outstanding are the same. The following table sets forth the calculation of basic and diluted earnings per share on an interim basis (in thousands, except per share data):

	Three Months Ended
	February 28, 2017	February 29, 2016
Net (loss) income	$(525)	$3,216
Weighted average shares outstanding	48,733	50,810
Dilutive impact from common stock equivalents	—	630
Diluted weighted average shares outstanding	48,733	51,440
Basic (loss) earnings per share	$(0.01)	$0.06
Diluted (loss) earnings per share	$(0.01)	$0.06

We excluded stock awards representing approximately 2,340,000 shares and 532,000 shares of common stock from the calculation of diluted earnings per share in the three months ended February 28, 2017 and February 29, 2016, respectively, because these awards were anti-dilutive.

Note 13: Business Segments and International Operations

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.

The changes made to our organization during the fourth quarter of fiscal year 2016 and first quarter of fiscal year 2017, as discussed in Note 10, did not change our determination of the three reportable segments as our organizational structure maintains the focus of the three business segments.

We do not manage our assets or capital expenditures by segment or assign other income (expense) and income taxes to segments. We manage and report such items on a consolidated company basis.

The following table provides revenue and contribution from our reportable segments and reconciles to the consolidated (loss) income before income taxes:

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016
Segment revenue:
OpenEdge	$64,508	$64,133
Data Connectivity and Integration	6,828	6,596
Application Development and Deployment	19,634	18,752
Total revenue	90,970	89,481
Segment costs of revenue and operating expenses:
OpenEdge	17,877	18,064
Data Connectivity and Integration	2,262	2,901
Application Development and Deployment	7,536	8,811
Total costs of revenue and operating expenses	27,675	29,776
Segment contribution:
OpenEdge	46,631	46,069
Data Connectivity and Integration	4,566	3,695
Application Development and Deployment	12,098	9,941
Total contribution	63,295	59,705
Other unallocated expenses (1)	62,073	53,000
Income (loss) from operations	1,222	6,705
Other (expense) income, net	(1,347)	(1,825)
(Loss) income before income taxes	$(125)	$4,880

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

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016
Software licenses	$24,322	$23,955
Maintenance	59,138	58,336
Professional services	7,510	7,190
Total	$90,970	$89,481

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

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016
North America	$50,305	$49,065
EMEA	29,844	31,221
Latin America	5,023	3,693
Asia Pacific	5,798	5,502
Total	$90,970	$89,481

Note 14: Subsequent Events

On March 1, 2017, we acquired 100% of the outstanding securities of DataRPM Corporation (DataRPM) for an aggregate sum of $30.0 million. Approximately $1.7 million of the purchase price was paid to DataRPM’s founders in the form of restricted stock units, subject to a two year vesting schedule and continued employment. DataRPM is a privately-held company and leader in cognitive predictive maintenance for the industrial IoT (IIoT) market. This acquisition is a key part of the Company's strategy to provide the best platform to build and deliver cognitive-first applications. As a result of the timing of the transaction, the initial accounting for the business combination was incomplete through the date our condensed consolidated financial statements were issued. Results of operations for DataRPM will be included in our consolidated financial statements as part of the OpenEdge business segment from the date of acquisition.

On March 24, 2017, Paul Jalbert, the Company’s Chief Accounting Officer, became Chief Financial Officer. As CFO, Mr. Jalbert replaced Kurt Abkemeier, whose employment terminated on the same date.

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

Overview

We are a leading global provider of application development and deployment technologies, empowering enterprises to build mission-critical business applications to succeed in an evolving business environment. With offerings spanning web, mobile and data for on-premise and cloud environments, we power businesses worldwide, promoting success one application at a time. Our solutions are used across a variety of industries. We operate as three distinct segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment.

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

During the past three fiscal years, our results have benefited from several large license sales to OpenEdge direct enterprise customers. These large transactions are difficult to predict as they are subject to longer sales cycles and the timing of completion is often uncertain. If we fail to complete these large transactions or if completion is delayed, as was the case during fiscal year 2016, our results will be adversely impacted.

On January 16, 2017, we announced a new strategic plan highlighted by a new product strategy and a streamlined operating approach with a tighter focus on areas of strength to more efficiently drive revenue. The key tenets of the new strategic plan are as follows:

•
Streamlined Operating Approach. In fiscal year 2017, we have begun to adapt our organization and operating principles to focus primarily on customer and partner retention and success for many of our core products. For selected products that have new customer acquisition potential, we are also strengthening our demand generation and high volume, low touch e-commerce capabilities.

•
New Product Strategy. As part of the new strategic plan, we are undertaking a new product strategy in which we will provide the platform and tools enterprises need to build next generation applications that drive their businesses known as “Cognitive Applications.” Our platform for Cognitive Applications will make it easy for developers to build machine learning into their applications, and it will include:

◦	Our leading UI development tools which enable organizations to easily build engaging user interfaces for any device or front end;

◦	Our NativeScript offering, which allows developers to use JavaScript to build native applications across multiple mobile platforms;

◦	A mission-critical back-end-as-a-service platform that runs on any cloud, is secure, high-performing, and highly-scalable while supporting all modern user interfaces;

◦	Automated and intuitive machine learning capabilities for accelerating the creation and delivery of Cognitive Applications;

◦	Our data connectivity and integration capabilities; and

◦	Our business logic and rules capabilities.

•
Restructuring. With the adoption of our new product strategy, we are discontinuing our investment in our Digital Factory strategy and re-aligning our resources consistent with our core operating approach. To that end, during the first quarter of fiscal year 2017, we began to implement restructuring efforts including the consolidation of facilities, implementation of a simplified organizational structure and a reduction of marketing and other external expenses. In addition, we began to reduce headcount by approximately 400 employees, totaling over 20% of our workforce. Initial headcount reductions commenced in the fiscal first quarter of 2017 and are expected to be substantially completed by the end of the fiscal second quarter of 2017, subject to local laws and consultation processes. After investments in our new product strategy, we expect to reduce net annual run-rate costs by approximately $20 million by the end of fiscal year 2017.

As of February 28, 2017, there is $117.3 million remaining under the current $214.5 million Board of Directors-authorized share repurchase program. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

In September 2016, our Board of Directors approved the initiation of a quarterly cash dividend to Progress shareholders. On January 11, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share of common stock that was paid on March 15, 2017 to shareholders of record as of the close of business on March 1, 2017. On March 24, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share of common stock that will be paid on June 15, 2017 to shareholders of record as of the close of business on June 1, 2017.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. During the past two years, the value of the U.S. dollar has remained historically strong in comparison to certain foreign currencies, including in Europe, Brazil and Australia. Since approximately one-third of our revenue is denominated in foreign currency, our revenue results have been negatively impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

On March 1, 2017, we acquired DataRPM for an aggregate sum of $30.0 million, which includes approximately $1.7 million of restricted stock units. This acquisition is a key part of the Company’s strategy to provide the best platform to build and deliver cognitive-first applications. We expect to continue to evaluate possible acquisitions and other strategic transactions designed to expand our business and/or add complementary products and technologies to our existing product sets. As a result, our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions.

We believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including quarterly cash dividends to Progress shareholders, through at least the next twelve months.

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2017	February 29, 2016	As Reported	Constant Currency
Revenue	$90,970	$89,481	2%	3%

Total revenue increased primarily as a result of an increase in maintenance and services revenue as further described below. Changes in prices from fiscal year 2016 to 2017 did not have a significant impact on our revenue.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2017	February 29, 2016	As Reported	Constant Currency
License	$24,322	$23,955	2%	2%
As a percentage of total revenue	27%	27%

License revenue increased primarily due to increases in license sales to OpenEdge indirect customers in North America and Latin America.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2017	February 29, 2016	As Reported	Constant Currency
Maintenance	$59,138	$58,336	1%	3%
As a percentage of total revenue	65%	65%
Services	7,510	7,190	4%	5%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$66,648	$65,526	2%	3%
As a percentage of total revenue	73%	73%

Maintenance revenue increased primarily due to higher OpenEdge maintenance revenue in both Latin America and EMEA, as well as higher maintenance revenue from our DevTools and Sitefinity products included in our Application Development and Deployment segment. The increase in services revenue in the first quarter of fiscal year 2017 was primarily due to higher professional services revenue generated by our Application Development and Deployment segment compared to the same quarter last year.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2017	February 29, 2016	As Reported	Constant Currency
North America	$50,305	$49,065	3%	3%
As a percentage of total revenue	55%	55%
EMEA	$29,844	$31,221	(4)%	1%
As a percentage of total revenue	33%	35%
Latin America	$5,023	$3,693	36%	20%
As a percentage of total revenue	6%	4%
Asia Pacific	$5,798	$5,502	5%	3%
As a percentage of total revenue	6%	6%

Total revenue generated in North America increased $1.2 million and total revenue generated outside North America increased $0.3 million in the first quarter of fiscal year 2017 as compared to the same quarter last year. The increase in North America was primarily due to license revenue increases in our OpenEdge and Data Connectivity and Integration segments. The increase in Latin America was primarily due to higher OpenEdge maintenance renewals compared to the prior year period. Revenue in EMEA decreased due to negative currency impact. The growth in the Asia Pacific region was due to increased revenue from our Telerik products in the region compared to the prior year period.

Total revenue generated in markets outside North America represented 45% of total revenue in the first quarter of fiscal year 2017 and 2016. Exchange rates had no impact on the percentage of revenue generated outside North America.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2017	February 29, 2016	As Reported	Constant Currency
OpenEdge segment	$64,508	$64,133	1%	2%
Data Connectivity and Integration segment	6,828	6,596	4%	4%
Application Development and Deployment segment	19,634	18,752	5%	5%
Total revenue	$90,970	$89,481	2%	3%

Revenue in the OpenEdge segment increased primarily due to the strong performance from our ISVs. Data Connectivity and Integration revenue increased slightly by $0.2 million, or 4%. Application Development and Deployment revenue increased as a result of higher maintenance revenue from our DevTools and Sitefinity products.

Cost of Software Licenses

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Percentage Change
Cost of software licenses	$1,588	$1,482	7%
As a percentage of software license revenue	7%	6%
As a percentage of total revenue	2%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Percentage Change
Cost of maintenance and services	$10,492	$10,329	2%
As a percentage of maintenance and services revenue	16%	16%
As a percentage of total revenue	12%	12%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Percentage Change
Amortization of acquired intangibles	$3,678	$3,939	(7)%
As a percentage of total revenue	4%	4%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles decreased due to the impairment of intangible assets associated with the technology obtained in connection with the acquisition of Modulus as well as the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Percentage Change
Gross profit	$75,212	$73,731	2%
As a percentage of total revenue	83%	82%

Our gross profit increased primarily due to the increases of license and maintenance revenue as described above.

Sales and Marketing

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Percentage Change
Sales and marketing	$25,721	$29,658	(13)%
As a percentage of total revenue	28%	33%

Sales and marketing expenses decreased primarily due to lower compensation-related and travel costs as a result of the headcount reduction action which occurred in the first quarter of fiscal year 2017.

Product Development

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Percentage Change
Product development	$17,334	$21,797	(20)%
As a percentage of total revenue	19%	24%

Product development expenses decreased primarily due to lower compensation-related costs as a result of the headcount reduction action which occurred in the first quarter of fiscal year 2017.

General and Administrative

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Percentage Change
General and administrative	$10,568	$12,380	(15)%
As a percentage of total revenue	12%	14%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased primarily due to lower compensation-related costs as a result of the headcount reduction action which occurred in the first quarter of fiscal year 2017.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Percentage Change
Amortization of acquired intangibles	$3,179	$3,185	—%
As a percentage of total revenue	3%	4%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology.

Restructuring Expenses

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Percentage Change
Restructuring expenses	$17,139	$(66)	*
As a percentage of total revenue	19%	—%
* Not meaningful

Restructuring expenses recorded in the first fiscal quarter of 2017 relate to the restructuring activities occurring in the first fiscal quarter of 2017. See Note 10 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Percentage Change
Acquisition-related expenses	$49	$72	(32)%
As a percentage of total revenue	—%	—%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, including earn-out payments treated as compensation expense. Acquisition-related expenses in the first quarter of fiscal year 2017 and 2016 were minimal.

Income From Operations

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Percentage Change
Income from operations	$1,222	$6,705	(82)%
As a percentage of total revenue	1%	7%

Income from operations decreased primarily as a result of the headcount reduction action that occurred in the first quarter of fiscal year 2017.

Income from Operations by Segment

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Percentage Change
OpenEdge segment	$46,631	$46,069	1%
Data Connectivity and Integration segment	4,566	3,695	24%
Application Development and Deployment segment	12,098	9,941	22%
Other unallocated expenses	(62,073)	(53,000)	17%
Income from operations	$1,222	$6,705	(82)%

Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, general and administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition-related expenses.

Other (Expense) Income

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Percentage Change
Interest expense	$(1,082)	$(1,057)	2%
Interest income and other, net	221	162	36%
Foreign currency (loss) gain, net	(486)	(930)	48%
Total other (expense) income, net	$(1,347)	$(1,825)	26%
As a percentage of total revenue	(1)%	(2)%

Other (expense) income decreased $0.5 million due to the decrease of the foreign currency loss in the first quarter of fiscal year 2017 compared to the foreign currency loss in the first quarter of fiscal year 2016. The change in foreign currency gains/losses is a result of movements in exchange rates and the impact in the first quarter of fiscal year 2017 on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Percentage Change
Provision for income taxes	$400	$1,664	(76)%
As a percentage of total revenue	—%	2%

Our effective income tax rate was (322)% in the first quarter of fiscal year 2017 compared to 34% in the first quarter of fiscal year 2016. The increase in our effective tax rate in the three months ended February 28, 2017 compared to the same period in the prior year is primarily due to the fact that losses were incurred in a foreign jurisdiction for which no tax benefit is being provided.  In addition, the first quarter of fiscal year 2016 benefited from a reinstatement of the research and development credit in the tax code in December 2015 with a retroactive effective date of January 1, 2015 that resulted in a tax benefit of $0.6 million for the period from January 2015 to November 2015.

Net (Loss) income

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016	Percentage Change
Net (loss) income	$(525)	$3,216	(116)%
As a percentage of total revenue	(1)%	4%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	February 28, 2017	November 30, 2016
Cash and cash equivalents	$226,907	$207,036
Short-term investments	37,285	42,718
Total cash, cash equivalents and short-term investments	$264,192	$249,754

The increase in cash, cash equivalents and short-term investments of $14.4 million from the end of fiscal year 2016 was primarily due to cash inflows from operations of $37.3 million, partially offset by cash outflows for repurchases of common stock of $15.2 million (the remaining repurchase amount of $2.9 million was cash settled subsequent to February 28, 2017), restructuring payments of $6.1 million, and dividend payments of $6.1 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of February 28, 2017, $35.3 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. This amount is considered to be permanently reinvested. As such, it is not available to fund our domestic operations. If we were to repatriate these funds, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material adverse impact on our liquidity.

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

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program. In fiscal year 2016, we repurchased and retired 3.1 million shares of our common stock for $79.2 million. In the first quarter of fiscal year 2017, we repurchased and retired 0.6 million shares for $18.1 million. As of February 28, 2017, there is $117.3 million remaining under this current authorization. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

Dividends

On September 27, 2016, our Board of Directors approved the initiation of a quarterly cash dividend to Progress shareholders.
The first quarterly dividend of $0.125 per share of common stock was paid on December 15, 2016 to shareholders of record as of the close of business on December 1, 2016. The total amount of cash dividends paid on December 15, 2016 was $6.1 million.

On January 11, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share of common stock that was paid on March 15, 2017 to shareholders of record as of the close of business on March 1, 2017. The total amount of cash dividends paid on March 15, 2017 was $6.0 million.

On March 24, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share of common stock that will be paid on June 15, 2017 to shareholders of record as of the close of business on June 1, 2017.

Restructuring Activities

During the fourth quarter of fiscal year 2016, our management approved, committed to and initiated plans to make strategic changes to our organization as a result of the appointment of our new Chief Executive Officer during the period. In connection with the new organizational structure, we eliminated the positions of Chief Product Officer and Chief Revenue Officer.

As part of this fourth quarter restructuring, for the fiscal year ended November 30, 2016, we incurred expenses of $1.5 million. The expenses are recorded as restructuring expenses in the consolidated statements of operations. For the three months ended February 28, 2017, we incurred no additional expenses under this plan. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2017. As a result, the total amount of the restructuring reserve of $1.0 million and $1.4 million is included in other accrued liabilities on the consolidated balance sheet at February 28, 2017 and November 30, 2016, respectively.

During the first quarter of fiscal year 2017, we announced certain operational restructuring initiatives intended to significantly reduce annual costs. To execute these operational restructuring initiatives, we reduced our global workforce by approximately 20%. These workforce reductions commenced in the first fiscal quarter of 2017 and are expected to be completed by the end of the second fiscal quarter of 2017, depending upon local legal requirements. These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. We also consolidated offices in various locations and expect additional expenses related to facility closures during fiscal year 2017.

As part of this first quarter of fiscal year 2017 restructuring, for the three months ended February 28, 2017, we incurred expenses of $17.1 million, which are recorded as restructuring expenses in the condensed consolidated statements of operations. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the third quarter of fiscal year 2018. The short-term portion of the restructuring reserve of $11.0 million is included in other accrued liabilities and the long-term portion of $0.1 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at February 28, 2017.

Credit Facility

Our credit agreement provides for a $150 million secured term loan and a $150 million secured revolving credit facility, which may be made available in U.S. Dollars and certain other currencies. The revolving credit facility may be increased by up to an additional $75 million if the existing or additional lenders are willing to make such increased commitments. We borrowed the $150 million term loan included in our credit agreement to partially fund our acquisition of Telerik in December 2014. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of February 28, 2017 was $131.3 million, with $15.0 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments were in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the next subsequent three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of February 28, 2017, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate of the credit facility as of February 28, 2017 was 2.56%.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. As of February 28, 2017, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these covenants as of February 28, 2017.

Cash Flows from Operating Activities

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016
Net income	$(525)	$3,216
Non-cash reconciling items included in net income	15,115	16,162
Changes in operating assets and liabilities	22,710	3,124
Net cash flows from operating activities	$37,300	$22,502

The increase in cash generated from operations in the first three months of fiscal year 2017 as compared to the first three months of fiscal year 2016 was primarily due to changes in operating assets and liabilities. Cash flows in the first three months of fiscal year 2017 were particularly strong due to improvements in working capital driven largely by a shorter collection cycle as well as a net tax refund position. Our gross accounts receivable as of February 28, 2017 decreased by $16.9 million from the end of fiscal year 2016, which is primarily due to higher collections than billings during the period. Days sales outstanding (DSO) in accounts receivable was 48 days compared to 59 days in the fiscal first quarter of 2016 due to the timing of billings in the quarter. In addition, our total deferred revenue as of February 28, 2017 increased by $9.2 million from the end of fiscal year 2016.

Cash Flows from Investing Activities

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016
Net investment activity	$5,301	$(19,073)
Purchases of property and equipment	(383)	(1,414)
Net cash flows used in investing activities	$4,918	$(20,487)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In addition, we purchased $0.4 million of property and equipment in the first three months of fiscal year 2017, as compared to $1.4 million in the first three months of fiscal year 2016.

Cash Flows from Financing Activities

	Three Months Ended
(In thousands)	February 28, 2017	February 29, 2016
Proceeds from stock-based compensation plans	$2,770	$3,670
Repurchases of common stock	(15,190)	(9,041)
Net proceeds from the issuance of debt	(3,750)	(3,750)
Dividend payments to shareholders	(6,072)	—
Other financing activities	(1,123)	(346)
Net cash flows used in financing activities	$(23,365)	$(9,467)

During the first three months of fiscal year 2017, we received $2.8 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $3.7 million in the first three months of fiscal year 2016. In addition, in the first three months of fiscal year 2017, we repurchased $15.2 million of our common stock under our share repurchase plan compared to $9.0 million in the same period of the prior year. We also made dividend payments of $6.1 million to our shareholders during the first three months of fiscal 2017, as compared to no payments in the first three months of fiscal 2016, which was prior to the Company's initiation of a quarterly cash dividend.

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

Liquidity Outlook

We believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We do not contemplate a need for any foreign repatriation of the earnings which are deemed permanently reinvested. Our foreseeable cash needs include our planned capital expenditures, debt repayment, quarterly cash dividends, share repurchases, acquisitions, if any, lease commitments, restructuring obligations and other long-term obligations.

Revenue Backlog

(In thousands)	February 28, 2017	February 29, 2016
Deferred revenue, primarily related to unexpired maintenance and support contracts	$146,952	$144,671
Multi-year licensing arrangements (1)	23,387	18,799
Total revenue backlog	$170,339	$163,470

(1)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $22.3 million of the multi-year licensing arrangements as of February 28, 2017 relate to DataDirect OEM arrangements, while the remaining amount relates to arrangements in our OpenEdge business unit.

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

Off-Balance Sheet Arrangements

Our only significant off-balance sheet commitments relate to operating lease obligations. Future annual minimum rental lease payments are detailed in Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016. We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

There have been no material changes to our contractual obligations disclosed in tabular format in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This update requires the performance of an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance in ASU 2017-04 is required for annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated statement of cash flows.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Accordingly, upon adoption in the first quarter of fiscal 2017, we reclassified $1.0 million from other assets to long-term debt in our condensed consolidated balance sheet as of February 28, 2017.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the new effective date for the Company will be December 1, 2018.

Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company plans to adopt this ASU in accordance with the full retrospective approach, effective December 1, 2018. Fiscal year 2019 quarterly results, and comparative prior periods, will be prepared in accordance with ASC 606. The first Annual Report on Form 10-K issued in accordance with ASC 606 will be for the period ended November 30, 2019.

Management is currently assessing the impact the adoption of this standard will have on the Company’s consolidated financial statements, but anticipates that the revenue recognition related to accounting for the following transactions will be most impacted:

•
Revenue from term licenses with extended payment terms over the term of the agreement within our Data Connectivity and Integration segment - These transactions are typically recognized when the amounts are billed to the customer under current revenue recognition guidance. In accordance with ASU 2014-09, revenue from term license performance obligations is expected to be recognized upon delivery and revenue from maintenance performance obligations is expected to be recognized over the contract term. To the extent the Company enters into future term licenses with extended payment terms after adoption of ASU 2014-09, revenue from term licenses with extended payment terms will be recognized prior to the customer being billed and the Company will recognize a net contract asset on the balance sheet. Accordingly, license revenue will be accelerated under ASU 2014-09 as the Company currently does not recognize revenue until the amounts have been billed to the customer.

•
Revenue from transactions with multiple elements within our Application Development and Deployment segment (i.e., sales of perpetual licenses with maintenance and/or support) - These transactions are currently recognized ratably over the associated maintenance period as the Company does not have vendor specific objective evidence (VSOE) for maintenance or support. Under ASU 2014-09, the requirement to have VSOE for undelivered elements that exists under current guidance is eliminated. Accordingly, the Company will recognize a portion of the sales price as revenue upon delivery of the license instead of recognizing the entire sales price ratably over the maintenance period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal year 2017, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2016 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the first quarter of fiscal year 2017 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)(2)
December 2016	—	$—	—	$135,339
January 2017	200,000	28.30	200,000	129,676
February 2017	431,448	28.77	431,448	117,255
Total	631,448	$28.62	631,448	$117,255

(1)	In September 2015, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $114.5 million as of the beginning of fiscal year 2016.

(2)	In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program. As of February 28, 2017, there is $117.3 million remaining under this authorization.

Item 5. Other Information

On March 24, 2017, the Board of Directors adopted the 2017 Fiscal Year Compensation Program for Non-Employee Directors (the “2017 Plan”), which provides for the payment of cash and equity compensation to non-employee members of our Board of Directors in connection with their service to Progress. The 2017 Plan is identical to the compensation plan applicable to directors in 2016, except as described in the next paragraph.

Under the 2017 Plan, our non-employee directors will be paid an annual retainer of $250,000. This annual retainer will be paid $50,000 in cash and $200,000 in equity (with the equity paid in the form of deferred stock units which convert to shares of common stock only upon a change in control of the Company or the cessation of service on the Board of Directors). The non-executive Chairman of the Board will be paid an additional cash retainer of $50,000. With respect to service on the committees of our Board of Directors, the following fees will be paid:

•	Audit Committee - $25,000 for the Chairman and $20,000 for the other members;

•	Compensation Committee - $25,000 for the Chairman (increased by $5,000 from 2016) and $15,000 for the other members; and

•	Nominating and Corporate Governance Committee - $12,500 for the Chairman and $10,000 for the other members.

On March 24, 2017, Paul Jalbert, the Company’s Chief Accounting Officer, became Chief Financial Officer. As CFO, Mr. Jalbert replaced Kurt Abkemeier, who’s employment terminated on the same date.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1*	2017 Fiscal Year Compensation Program for Non-Employee Directors

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Paul A. Jalbert

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 28, 2017 and November 30, 2016; (ii) Condensed Consolidated Statements of Income for the three months ended February 28, 2017 and February 29, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 28, 2017 and February 29, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2017 and February 29, 2016; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	April 7, 2017	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 7, 2017	/s/ PAUL A. JALBERT
Paul A. Jalbert
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	2017 Fiscal Year Compensation Program for Non-Employee Directors

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Paul A. Jalbert

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 28, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 28, 2017 and November 30, 2016; (ii) Condensed Consolidated Statements of Income for the three months ended February 28, 2017 and February 29, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 28, 2017 and February 29, 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2017 and February 29, 2016; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith