Form 10-Q
period 2017-05-31
PROGRESS SOFTWARE CORP /MA
filed 2017-07-07
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017

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
Telephone Number: (781) 280-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒
As of June 28, 2017, there were 48,288,664 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE SIX MONTHS ENDED MAY 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	May 31, 2017	November 30, 2016
Assets
Current assets:
Cash and cash equivalents	$197,886	$207,036
Short-term investments	47,196	42,718
Total cash, cash equivalents and short-term investments	245,082	249,754
Accounts receivable (less allowances of $1,051 and $1,143, respectively)	43,894	65,678
Other current assets	22,332	20,621
Total current assets	311,308	336,053
Property and equipment, net	44,863	50,105
Intangible assets, net	86,864	80,827
Goodwill	290,698	278,067
Deferred tax assets	1,098	6,601
Other assets	2,233	3,174
Total assets	$737,064	$754,827
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$14,643	$15,000
Accounts payable	8,748	12,991
Accrued compensation and related taxes	21,158	26,212
Dividends payable to shareholders	6,035	6,067
Income taxes payable	1,653	1,509
Other accrued liabilities	24,751	12,999
Short-term deferred revenue	133,254	128,960
Total current liabilities	210,242	203,738
Long-term debt	111,964	120,000
Long-term deferred revenue	8,820	8,801
Deferred tax liabilities	7,798	3,901
Other noncurrent liabilities	5,404	11,758
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 48,280,613 shares in 2017 and 48,536,516 shares in 2016	242,331	239,496
Retained earnings	173,617	195,694
Accumulated other comprehensive loss	(23,112)	(28,561)
Total shareholders’ equity	392,836	406,629
Total liabilities and shareholders’ equity	$737,064	$754,827
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Revenue:
Software licenses	$25,592	$28,787	$49,914	$52,742
Maintenance and services	67,621	67,331	134,269	132,857
Total revenue	93,213	96,118	184,183	185,599
Costs of revenue:
Cost of software licenses	1,422	1,233	3,010	2,715
Cost of maintenance and services	11,262	11,063	21,754	21,392
Amortization of acquired intangibles	4,683	3,939	8,361	7,878
Total costs of revenue	17,367	16,235	33,125	31,985
Gross profit	75,846	79,883	151,058	153,614
Operating expenses:
Sales and marketing	21,236	29,138	46,957	58,796
Product development	18,791	22,297	36,125	44,094
General and administrative	11,606	12,264	22,174	24,644
Amortization of acquired intangibles	3,223	3,185	6,402	6,370
Restructuring expenses	662	331	17,801	265
Acquisition-related expenses	44	324	93	396
Total operating expenses	55,562	67,539	129,552	134,565
Income from operations	20,284	12,344	21,506	19,049
Other (expense) income:
Interest expense	(1,152)	(1,013)	(2,234)	(2,070)
Interest income and other, net	257	264	478	426
Foreign currency (loss) gain, net	(657)	(612)	(1,143)	(1,542)
Total other (expense) income, net	(1,552)	(1,361)	(2,899)	(3,186)
Income before income taxes	18,732	10,983	18,607	15,863
Provision for income taxes	8,391	3,708	8,791	5,372
Net income	$10,341	$7,275	$9,816	$10,491
Earnings per share:
Basic	$0.21	$0.15	$0.20	$0.21
Diluted	$0.21	$0.14	$0.20	$0.21
Weighted average shares outstanding:
Basic	48,221	49,873	48,477	50,341
Diluted	48,490	50,354	48,762	50,897

Cash dividends declared per common share	$0.125	$—	$0.250	$—
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net income	$10,341	$7,275	$9,816	$10,491
Other comprehensive income, net of tax:
Foreign currency translation adjustments	4,143	2,907	5,371	1,817
Reclassification adjustment for losses included in net income, net of tax of $0 for the second quarter and first six months of 2016	—	256	—	256
Unrealized gains (losses) on investments, net of tax provision of $5 and $45 for the second quarter and first six months of 2017, respectively and $0 for the second quarter and first six months of 2016	7	(43)	78	(3)
Total other comprehensive income, net of tax	4,150	3,120	5,449	2,070
Comprehensive income	$14,491	$10,395	$15,265	$12,561

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016
Cash flows from operating activities:
Net income	$9,816	$10,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,962	4,382
Amortization of intangibles and other	15,886	15,527
Stock-based compensation	5,263	13,231
Loss on disposal of property	155	298
Deferred income taxes	4,727	1,441
Excess tax benefit from stock plans	(353)	(258)
Allowances for accounts receivable	42	(504)
Changes in operating assets and liabilities:
Accounts receivable	22,651	19,364
Other assets	946	(5,444)
Accounts payable and accrued liabilities	(6,475)	(17,557)
Income taxes payable	401	962
Deferred revenue	2,708	7,329
Net cash flows from operating activities	59,729	49,262
Cash flows used in investing activities:
Purchases of investments	(14,376)	(25,970)
Sales and maturities of investments	9,440	4,885
Purchases of property and equipment	(523)	(2,617)
Payments for acquisitions, net of cash acquired	(28,270)	—
Net cash flows used in investing activities	(33,729)	(23,702)
Cash flows used in financing activities:
Proceeds from stock-based compensation plans	5,031	6,007
Purchases of stock related to withholding taxes from the issuance of restricted stock units	(2,367)	(2,751)
Repurchases of common stock	(24,954)	(58,516)
Excess tax benefit from stock plans	353	258
Dividend payments to shareholders	(12,116)	—
Payment of long-term debt	(7,500)	(5,625)
Net cash flows used in financing activities	(41,553)	(60,627)
Effect of exchange rate changes on cash	6,403	2,421
Net decrease in cash and cash equivalents	(9,150)	(32,646)
Cash and cash equivalents, beginning of period	207,036	212,379
Cash and cash equivalents, end of period	$197,886	$179,733

Condensed Consolidated Statements of Cash Flows, continued

	Six Months Ended
	May 31, 2017	May 31, 2016
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $2,928 in 2017 and $647 in 2016	$4,962	$7,778
Cash paid for interest	$1,745	$1,559
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$13,754	$7,769
Unsettled repurchases of common stock	$—	$1,516
Dividends declared	$6,035	$—
Unsettled sale of property, plant and equipment, net	$1,488	$—
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - Progress offers the leading platform for developing and deploying mission-critical business applications. We empower enterprises and independent software vendors (ISVs) to build and deliver cognitive-first applications, that harness big data to derive business insights and competitive advantage. We offer leading technologies for easily building powerful user interfaces across any type of device, a reliable, scalable and secure backend platform to deploy modern applications, leading data connectivity to all sources, and award-winning predictive analytics that brings the power of machine learning to any organization. Over 1,700 ISVs, 80,000 enterprise customers, and 2 million developers rely on Progress to power their applications.

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

Recent Accounting Pronouncements - In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This update requires the performance of an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance in ASU 2017-04 is required for annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently considering whether to adopt this update prior to the required adoption date.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The guidance in ASU 2017-01 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently considering whether to adopt this update prior to the required adoption date and, in any event, do not expect the adoption to have a material impact on our consolidated financial position and results of operations.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated statement of cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance in ASU 2016-09 is required for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We currently expect that most of our operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption. However, we are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Accordingly, upon adoption in the first quarter of fiscal 2017, we reclassified $1.0 million from other assets to long-term debt in our condensed consolidated balance sheet.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the effective date for the Company will be December 1, 2018.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at May 31, 2017 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$191,940	$—	$—	$191,940
Money market funds	5,946	—	—	5,946
State and municipal bond obligations	37,195	11	—	37,206
U.S. treasury bonds	5,680	—	(28)	5,652
Corporate bonds	4,338	—	—	4,338
Total	$245,099	$11	$(28)	$245,082

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2016 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$196,863	$—	$—	$196,863
Money market funds	10,173	—	—	10,173
State and municipal bond obligations	32,831	—	(107)	32,724
U.S. treasury bonds	6,542	—	(29)	6,513
Corporate bonds	3,485	—	(4)	3,481
Total	$249,894	$—	$(140)	$249,754

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	May 31, 2017		November 30, 2016
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$191,940	$—	$196,863	$—
Money market funds	5,946	—	10,173	—
State and municipal bond obligations	—	37,206	—	32,724
U.S. treasury bonds	—	5,652	—	6,513
Corporate bonds	—	4,338	—	3,481
Total	$197,886	$47,196	$207,036	$42,718

The fair value of debt securities by contractual maturity is as follows (in thousands):

	May 31, 2017	November 30, 2016
Due in one year or less	$30,363	$21,172
Due after one year (1)	16,833	21,546
Total	$47,196	$42,718

(1)
Includes state and municipal bond obligations and corporate bonds, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of May 31, 2017 or November 30, 2016.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire from 30 days to one year. At May 31, 2017, $5.9 million was recorded in other accrued liabilities. At November 30, 2016, $6.6 million was recorded in other noncurrent liabilities. In the three and six months ended May 31, 2017, realized and unrealized gains of $3.6 million and $4.4 million, respectively, from our forward contracts were recognized in foreign currency (loss) gain, net, in the condensed consolidated statements of operations. In the three and six months ended May 31, 2016, realized and unrealized gains of $2.3 million and $0.8 million, respectively, from our forward contracts were recognized in foreign currency (loss) gain, net, in the condensed consolidated statements of operations. The gains were substantially offset by realized and unrealized losses on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	May 31, 2017		November 30, 2016
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$111,962	$(5,898)	$74,690	$(6,597)
Forward contracts to purchase U.S. dollars	595	—	1,673	(19)
Total	$112,557	$(5,898)	$76,363	$(6,616)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at May 31, 2017 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$5,946	$5,946	$—	$—
State and municipal bond obligations	37,206	—	37,206	—
U.S. treasury bonds	5,652	—	5,652	—
Corporate bonds	4,338	—	4,338	—
Liabilities
Foreign exchange derivatives	$(5,898)	$—	$(5,898)	$—

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

We did not have any nonrecurring fair value measurements during the six months ended May 31, 2017.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	May 31, 2017			November 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$129,786	$(76,477)	$53,309	$109,886	$(68,116)	$41,770
Customer-related	67,702	(41,033)	26,669	67,602	(35,852)	31,750
Trademarks and trade names	15,940	(9,054)	6,886	15,140	(7,833)	7,307
Total	$213,428	$(126,564)	$86,864	$192,628	$(111,801)	$80,827

The addition to intangible assets during the second quarter of fiscal year 2017 is related to the acquisition of DataRPM Corporation (DataRPM) in March 2017 (Note 6).

In the three and six months ended May 31, 2017, amortization expense related to intangible assets was $7.9 million and $14.8 million, respectively. In the three and six months ended May 31, 2016, amortization expense related to intangible assets was $7.1 million and $14.3 million, respectively.

Future amortization expense for intangible assets as of May 31, 2017, is as follows (in thousands):

Remainder of 2017	$15,783
2018	30,773
2019	29,649
2020	4,874
2021	4,745
Thereafter	1,040
Total	$86,864

Goodwill

Changes in the carrying amount of goodwill in the six months ended May 31, 2017 are as follows (in thousands):

Balance, November 30, 2016	$278,067
Additions	12,601
Translation adjustments	30
Balance, May 31, 2017	$290,698

The addition to goodwill during the second quarter of fiscal year 2017 is related to the acquisition of DataRPM in March 2017 (Note 6).

Changes in the goodwill balances by reportable segment in the six months ended May 31, 2017 are as follows (in thousands):

	November 30, 2016	Additions	Translation Adjustments	May 31, 2017
OpenEdge	$212,062	$12,601	$30	$224,693
Data Connectivity and Integration	19,040	—	—	19,040
Application Development and Deployment	46,965	—	—	46,965
Total goodwill	$278,067	$12,601	$30	$290,698

During the quarter ending May 31, 2017, no triggering events have occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

Note 6: Business Combinations

Data RPM Acquisition

On March 1, 2017, we acquired by merger 100% of the outstanding securities of DataRPM for an aggregate sum of $30.0 million. Approximately $1.7 million of the purchase price was paid to DataRPM’s founders in the form of restricted stock units, subject to a two-year vesting schedule and continued employment. This will be recorded as stock-based compensation over the vesting term. DataRPM is a privately-held company and leader in cognitive predictive maintenance for the industrial IoT (IIoT) market. This acquisition is a key part of the Company's strategy to provide the best platform to build and deliver cognitive-first applications. The acquisition was accounted for as a business combination, and accordingly, the results of operations of DataRPM are included in our operating results as part of the OpenEdge business segment from the date of acquisition. We paid the purchase price in cash from available funds.

The total consideration, less the fair value of the granted restricted stock units discussed above, which are considered compensation arrangements, has been allocated to DataRPM’s tangible assets, identifiable intangible assets and assumed liabilities based on their estimated fair values. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period (up to one year from the acquisition date). The areas of the preliminary estimates that are not yet finalized relate to identifiable intangible assets and deferred taxes. The excess of the total consideration, less the fair value of the restricted stock units, over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

The preliminary allocation of the purchase price is as follows (in thousands):

	Total	Life
Net working capital	$(110)
Property, plant and equipment	68
Purchased technology	19,900	5 Years
Trade name	800	5 Years
Customer relationships	100	5 Years
Deferred taxes	(5,024)
Goodwill	12,601
Net assets acquired	$28,335

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

Deferred taxes include deferred tax liabilities resulting from the tax effects of fair value adjustments related to identifiable intangible assets, partially offset by the fair value of deferred tax assets acquired from DataRPM. Tangible assets acquired and assumed liabilities were recorded at fair value.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $12.6 million of goodwill, which is not deductible for tax purposes.

As discussed above, approximately $1.7 million of the total consideration was paid to DataRPM’s founders in restricted stock units, subject to a vesting schedule and continued employment. We concluded that the restricted stock units are compensation arrangements and we have been recognizing stock-based compensation expense in accordance with the vesting schedule over the service period of the awards, which is 2 years. We recorded a minimal amount of stock-based compensation expense related to these restricted stock units as operating expenses in our condensed consolidated statement of operations for the three months ended May 31, 2017.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration transferred, but are required to be expensed as incurred. We incurred a minimal amount of acquisition-related costs, which are included in acquisition-related expenses in our condensed consolidated statement of operations for the three months ended May 31, 2017.

We have not disclosed the amount of revenues and earnings of DataRPM since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

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

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of May 31, 2017 was $127.5 million, with $15.0 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments were in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the next subsequent three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of May 31, 2017, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate of the credit facility as of May 31, 2017 was 2.75%.

Costs incurred to obtain our long-term debt of $1.8 million are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to debt issuance costs of $0.1 million for the three months ended May 31, 2017 and May 31, 2016 and $0.2 million for the six months ended May 31, 2017 and May 31, 2016, respectively, is recorded within interest expense in our condensed consolidated statements of operations. The unamortized portion of debt issuance costs of $0.9 million is recorded as a direct deduction from the carrying value of the debt liability in our condensed consolidated balance sheet as of May 31, 2017, with $0.4 million deducted from the current portion of long-term debt balance and $0.5 million deducted from the long-term debt balance. Prior to fiscal year 2017 and the adoption of ASU 2015-03, the unamortized portion of debt issuance costs were recorded in other assets in our condensed consolidated balance sheet (Note 1).

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. As of May 31, 2017, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

As of May 31, 2017, aggregate principal payments of long-term debt for the next five years and thereafter are (in thousands):

Remainder of 2017	$7,500
2018	15,000
2019	16,875
2020	88,125
Total	$127,500

Note 8: Common Stock Repurchases

We repurchased and retired 0.2 million shares of our common stock for $6.9 million in the three months ended May 31, 2017 and 0.9 million shares for $25.0 million in the six months ended May 31, 2017. In the three and six months ended May 31, 2016, we repurchased and retired 1.9 million shares for $48.3 million and 2.4 million shares for $60.0 million, respectively. The shares were repurchased in all periods as part of our Board of Directors authorized share repurchase program.

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program, which increased the total authorization to $214.5 million. As of May 31, 2017, there is $110.4 million remaining under this current authorization.

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

In addition, during each fiscal year from 2014 through 2017 we granted performance-based restricted stock units that include a three-year market condition under a Long-Term Incentive Plan (“LTIP”) where the performance measurement period is three years. Vesting of the LTIP awards is based on our level of attainment of specified total shareholder return (TSR) targets relative to the percentage appreciation of a specified index of companies for the respective three year periods and is also subject to the continued employment of the grantees. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model.

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

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Cost of maintenance and services	$294	$180	$551	$376
Sales and marketing	200	962	563	2,041
Product development	1,158	2,397	1,054	5,077
General and administrative	1,981	2,754	3,095	5,737
Total stock-based compensation	$3,633	$6,293	$5,263	$13,231

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the six months ended May 31, 2017 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2016	$(28,425)	$(136)	$(28,561)
Other comprehensive loss before reclassifications, net of tax	5,371	78	5,449
Balance, May 31, 2017	$(23,054)	$(58)	$(23,112)

The tax effect on accumulated unrealized gains (losses) on investments was minimal as of May 31, 2017 and November 30, 2016.

Note 11: Restructuring Charges

The following table provides a summary of activity for all of the restructuring actions, the most significant of which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2016	$107	$1,443	$1,550
Costs incurred	2,001	15,800	17,801
Cash disbursements	(640)	(10,990)	(11,630)
Asset impairment	(727)	—	(727)
Translation adjustments and other	6	212	218
Balance, May 31, 2017	$747	$6,465	$7,212

2017 Restructuring

During the first quarter of fiscal year 2017, we undertook certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by approximately 20%. These workforce reductions commenced in the first fiscal quarter of 2017 and were substantially completed by the end of the second fiscal quarter of 2017.  These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. We also consolidated offices in various locations during the first and second fiscal quarters of 2017 and expect additional expenses related to facility closures during the remainder of fiscal year 2017. We do not expect these additional costs to be material.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions, and other costs, which include asset impairment charges.

As part of this first quarter of fiscal year 2017 restructuring, for the three and six months ended May 31, 2017, we incurred expenses of $0.6 million and $17.7 million, respectively, which are recorded as restructuring expenses in the consolidated statements of operations.

A summary of the first six months of fiscal year 2017 activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2016	$—	$—	$—
Costs incurred	1,924	15,800	17,724
Cash disbursements	(507)	(10,149)	(10,656)
Asset impairment	(727)	—	(727)
Translation adjustments and other	6	212	218
Balance, May 31, 2017	$696	$5,863	$6,559

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the third quarter of fiscal year 2018. The short-term portion of the restructuring reserve of $6.3 million is included in other accrued liabilities and the long-term portion of $0.3 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at May 31, 2017.

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

As part of this fourth quarter of fiscal year 2016 restructuring, for the three and six months ended May 31, 2017, we incurred no additional expenses.

A summary of the first six months of fiscal year 2017 activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2016	$—	$1,415	$1,415
Cash disbursements	—	(826)	(826)
Balance, May 31, 2017	$—	$589	$589

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2017. As a result, the total amount of the restructuring reserve of $0.6 million is included in other accrued liabilities on the consolidated balance sheet at May 31, 2017.

Note 12: Income Taxes

Our income tax provision for the second quarter of fiscal years 2017 and 2016 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective income tax rate was 47% in the first six months of fiscal year 2017 compared to 34% in the same period last year. The increase in our effective tax rate in the six months ended May 31, 2017 compared to the same period in the prior year is primarily because during the preparation of our condensed consolidated financial statements for the three months ended May 31, 2016, we identified an error in our prior year income tax provision whereby income tax expense was overstated for the year ended November 30, 2015 by $2.7 million related to our tax treatment of an intercompany gain. We determined that the error is not material to the prior year financial statements. We also concluded that recording an out-of-period correction would not be material and therefore corrected this error by recording an out-of-period $2.7 million tax benefit in our interim financial statements for the period ended May 31, 2016.

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

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net income	$10,341	$7,275	$9,816	$10,491
Weighted average shares outstanding	48,221	49,873	48,477	50,341
Dilutive impact from common stock equivalents	269	481	285	556
Diluted weighted average shares outstanding	48,490	50,354	48,762	50,897
Basic earnings per share	$0.21	$0.15	$0.20	$0.21
Diluted earnings per share	$0.21	$0.14	$0.20	$0.21

We excluded stock awards representing approximately 941,000 shares and 519,000 shares of common stock from the calculation of diluted earnings per share in the three and six months ended May 31, 2017, respectively, because these awards were anti-dilutive. In the three and six months ended May 31, 2016, we excluded stock awards representing 450,000 shares and 491,000 shares of common stock, respectively, from the calculation of diluted earnings per share as they were anti-dilutive.

Note 14: Business Segments and International Operations

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.

The changes made to our organization during the fourth quarter of fiscal year 2016 and first quarter of fiscal year 2017, as discussed in Note 11, did not change our determination of the three reportable segments as our organizational structure maintains the focus of the three business segments.

We do not manage our assets or capital expenditures by segment or assign other income (expense) and income taxes to segments. We manage and report such items on a consolidated company basis.

The following table provides revenue and contribution from our reportable segments and reconciles to the consolidated income before income taxes:

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Segment revenue:
OpenEdge	$65,890	$66,928	$130,398	$131,061
Data Connectivity and Integration	7,096	10,005	13,924	16,601
Application Development and Deployment	20,227	19,185	39,861	37,937
Total revenue	93,213	96,118	184,183	185,599
Segment costs of revenue and operating expenses:
OpenEdge	16,287	17,296	34,164	35,360
Data Connectivity and Integration	2,069	3,134	4,331	6,035
Application Development and Deployment	5,991	9,724	13,527	18,535
Total costs of revenue and operating expenses	24,347	30,154	52,022	59,930
Segment contribution:
OpenEdge	49,603	49,632	96,234	95,701
Data Connectivity and Integration	5,027	6,871	9,593	10,566
Application Development and Deployment	14,236	9,461	26,334	19,402
Total contribution	68,866	65,964	132,161	125,669
Other unallocated expenses (1)	48,582	53,620	110,655	106,620
Income from operations	20,284	12,344	21,506	19,049
Other (expense) income, net	(1,552)	(1,361)	(2,899)	(3,186)
Income before income taxes	$18,732	$10,983	$18,607	$15,863

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

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from customers by revenue type is as follows (in thousands):

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Software licenses	$25,592	$28,787	$49,914	$52,742
Maintenance	59,898	59,485	119,036	117,821
Professional services	7,723	7,846	15,233	15,036
Total	$93,213	$96,118	$184,183	$185,599

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

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
North America	$51,430	$53,392	$101,735	$102,457
EMEA	30,646	31,577	60,490	62,798
Latin America	5,637	4,389	10,660	8,082
Asia Pacific	5,500	6,760	11,298	12,262
Total	$93,213	$96,118	$184,183	$185,599

Note 15: Subsequent Events

On June 1, 2017, we acquired by merger 100% of the outstanding securities of Kinvey, Inc. (Kinvey) for an aggregate sum of $49.0 million, which includes approximately $0.3 million held-back for the founder of Kinvey as an incentive for the founder to remain with the Company for at least two years following the acquisition. Kinvey is a privately-held company providing Backend-as-a-Service (BaaS), which allows developers to set up, use, and operate a cloud backend for any native, hybrid, web, or IoT app built using any development tools. This acquisition, in combination with our existing frontend technologies, including NativeScript and Kendo UI, along with cognitive capabilities from DataRPM and our strong data connectivity technologies, enables us to offer a premier platform for building and delivering cognitive business applications to both new customers and partners as well as our existing OpenEdge partner and customer ecosystems. As a result of the timing of the transaction, the initial accounting for the business combination was incomplete through the date that our condensed consolidated financial statements were issued. Results of operations for Kinvey will be included in our consolidated financial statements as part of the OpenEdge business segment from the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “expect,” “estimate,” “believe,” “are planning” or “plan to” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are various factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: (1) Economic, geopolitical and market conditions, including the continued difficult economic environment in Brazil, and the continued slow economic recovery in Europe, parts of the U.S. and other parts of the world, can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price. (2) We may fail to achieve our financial forecasts due to such factors as delays or size reductions in transactions, fewer large transactions in a particular quarter, fluctuations in currency exchange rates, or a decline in our renewal rates for contracts. (3) Our ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy, may not be successful. (4) If we are unable to develop new or sufficiently differentiated products and services, or to enhance and improve our existing products and services in a timely manner to meet market demand, partners and customers may not purchase new software licenses or subscriptions or purchase or renew support contracts. (5) We depend upon our extensive partner channel and we may not be successful in retaining or expanding our relationships with channel partners. (6) Our international sales and operations subject us to additional risks that can adversely affect our operating results, including risks relating to foreign currency gains and losses. (7) If the security measures for our software, services or other offerings are compromised or subject to a successful cyber-attack, or if such offerings contain significant coding or configuration errors, we may experience reputational harm, legal claims and financial exposure. (8) We have made acquisitions, and may make acquisitions in the future, and those acquisitions may not be successful, may involve unanticipated costs or other integration issues or may disrupt our existing operations and those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Overview

Progress offers the leading platform for developing and deploying mission-critical business applications. We empower enterprises and independent software vendors (ISVs) to build and deliver cognitive-first applications, that harness big data to derive business insights and competitive advantage. We offer leading technologies for easily building powerful user interfaces across any type of device, a reliable, scalable and secure backend platform to deploy modern applications, leading data connectivity to all sources, and award-winning predictive analytics that brings the power of machine learning to any organization. Over 1,700 ISVs, 80,000 enterprise customers, and 2 million developers rely on Progress to power their applications. We operate as three distinct segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment.

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

On January 16, 2017, we announced a new strategic plan highlighted by a new product strategy and a streamlined operating approach with a tighter focus on areas of strength to more efficiently drive revenue. The key tenets of the new strategic plan are as follows:

•
Streamlined Operating Approach. In fiscal year 2017, we adapted our organization and operating principles to focus primarily on customer and partner retention and success for many of our core products. For selected products that have new customer acquisition potential, we are also strengthening our demand generation and high volume, low touch e-commerce capabilities.

•
New Product Strategy. As part of the new strategic plan, we undertook a new product strategy to provide the platform and tools enterprises need to build next generation applications that drive their businesses, known as “Cognitive Applications.” Our platform for Cognitive Applications will make it easy for developers to build machine learning into their applications, and it will include:

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

•
Restructuring. With the adoption of our new product strategy, we discontinued our investment in our Digital Factory strategy and re-aligned our resources consistent with our core operating approach. To that end, during the first quarter of fiscal year 2017, we began to implement restructuring efforts including the consolidation of facilities, implementation of a simplified organizational structure and a reduction of marketing and other external expenses. In addition, we began to reduce headcount by approximately 400 employees, totaling over 20% of our workforce. Initial headcount reductions commenced in the fiscal first quarter of 2017 and were substantially completed by the end of the fiscal second quarter of 2017. After investments in our new product strategy, we expect to reduce our net annual run-rate costs by approximately $20 million by the end of fiscal year 2017.

As of May 31, 2017, there is $110.4 million remaining under the current $214.5 million Board of Directors-authorized share repurchase program. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

In September 2016, our Board of Directors approved the initiation of a quarterly cash dividend to Progress shareholders. On January 11, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share of common stock that was paid on March 15, 2017 to shareholders of record as of the close of business on March 1, 2017. On March 24, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share of common stock that was paid on June 15, 2017 to shareholders of record as of the close of business on June 1, 2017. We expect this dividend to continue in subsequent quarters.

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

On June 1, 2017, we acquired Kinvey for an aggregate sum of $49.0 million, which includes approximately $0.3 million held-back for the founder of Kinvey as an incentive for the founder to remain with the Company for at least two years following the acquisition. Kinvey is the leading Backend-as-a-Service (BaaS) provider and allows developers to set up, use, and operate a cloud backend for any native, hybrid, web, or IoT app built using any development tools. This acquisition, in combination with our leading frontend technologies, including NativeScript and Kendo UI, along with cognitive capabilities from DataRPM and our strong data connectivity technologies, enables us to offer the premier platform for building and delivering cognitive business applications to both new customers and partners as well as our existing OpenEdge partner and customer ecosystems.

We expect to continue to evaluate possible acquisitions and other strategic transactions designed to expand our business and/or add complementary products and technologies to our existing product sets. As a result, our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions.

However, we believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including quarterly cash dividends to Progress shareholders, through at least the next twelve months.

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2017	May 31, 2016	As Reported	Constant Currency
Revenue	$93,213	$96,118	(3)%	(2)%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2017	May 31, 2016	As Reported	Constant Currency
Revenue	$184,183	$185,599	(1)%	—%

The total revenue decrease in all periods was primarily a result of a decrease in license revenue as further described below. Changes in prices from fiscal year 2016 to 2017 did not have a significant impact on our revenue.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2017	May 31, 2016	As Reported	Constant Currency
License	$25,592	$28,787	(11)%	(10)%
As a percentage of total revenue	27%	30%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2017	May 31, 2016	As Reported	Constant Currency
License	$49,914	$52,742	(5)%	(5)%
As a percentage of total revenue	27%	28%

License revenue decreased in all periods primarily due to decreases in license revenue in North America from products included in our Data Connectivity and Integration, due to the timing of certain OEM renewal agreements.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2017	May 31, 2016	As Reported	Constant Currency
Maintenance	$59,898	$59,485	1%	2%
As a percentage of total revenue	64%	62%
Services	7,723	7,846	(2)%	(1)%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$67,621	$67,331	—%	2%
As a percentage of total revenue	73%	70%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2017	May 31, 2016	As Reported	Constant Currency
Maintenance	$119,036	$117,821	1%	2%
As a percentage of total revenue	65%	63%
Services	15,233	15,036	1%	2%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$134,269	$132,857	1%	2%
As a percentage of total revenue	73%	72%

Maintenance revenue increased in the second quarter and first six months of fiscal year 2017 as compared to the same quarter and first six months last year primarily due to higher maintenance revenue in North America from our DevTools and Sitefinity products included in our Application Development and Deployment segment. The decrease in services revenue in the second quarter of fiscal year 2017 was due to a decrease in lower professional services revenue generated by our OpenEdge segment compared to the same quarter last year. The increase in services revenue in the first six months of fiscal year 2017 was primarily due to higher professional services revenue generated by our Application Development and Deployment segment compared to the same period last year.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2017	May 31, 2016	As Reported	Constant Currency
North America	$51,430	$53,392	(4)%	(4)%
As a percentage of total revenue	55%	56%
EMEA	$30,646	$31,577	(3)%	2%
As a percentage of total revenue	33%	33%
Latin America	$5,637	$4,389	28%	17%
As a percentage of total revenue	6%	4%
Asia Pacific	$5,500	$6,760	(19)%	(19)%
As a percentage of total revenue	6%	7%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2017	May 31, 2016	As Reported	Constant Currency
North America	$101,735	$102,457	(1)%	(1)%
As a percentage of total revenue	55%	55%
EMEA	$60,490	$62,798	(4)%	1%
As a percentage of total revenue	33%	34%
Latin America	$10,660	$8,082	32%	19%
As a percentage of total revenue	6%	4%
Asia Pacific	$11,298	$12,262	(8)%	(9)%
As a percentage of total revenue	6%	7%

Total revenue generated in North America decreased $2.0 million, and total revenue generated outside North America decreased $0.9 million, in the second quarter of fiscal year 2017 as compared to the same quarter last year. Total revenue generated in North America decreased $0.7 million, and total revenue generated outside North America decreased $0.7 million, in the first six months of fiscal year 2017 as compared to the same period last year. The decrease in all periods in North America was primarily due to license revenue decreases in our Data Connectivity and Integration segment. The decrease in all periods in EMEA was primarily due to maintenance revenue decreases in our OpenEdge segment, largely due to the negative impact of exchange rate fluctuations, partially offset by an increase in maintenance revenue from our DevTools and Sitefinity products included in our Application Development and Deployment segment. The increase in all periods in Latin America was primarily due to increases in OpenEdge license sales. The decrease in all periods in Asia Pacific was related to a large deal in our Data Connectivity and Integration segment with a customer in Japan that occurred in the second quarter of fiscal year 2016.

Total revenue generated in markets outside North America represented 45% of total revenue in the first six months of fiscal year 2017 and 45% of total revenue in the same period last year. If exchange rates had remained constant in the first six months of fiscal year 2017 as compared to the exchange rates in effect in the same period of fiscal year 2016, total revenue generated in markets outside North America would have been 45% of total revenue.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2017	May 31, 2016	As Reported	Constant Currency
OpenEdge segment	$65,890	$66,928	(2)%	—%
Data Connectivity and Integration segment	7,096	10,005	(29)%	(28)%
Application Development and Deployment segment	20,227	19,185	5%	6%
Total revenue	$93,213	$96,118	(3)%	(2)%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2017	May 31, 2016	As Reported	Constant Currency
OpenEdge segment	$130,398	$131,061	(1)%	1%
Data Connectivity and Integration segment	13,924	16,601	(16)%	(16)%
Application Development and Deployment segment	39,861	37,937	5%	5%
Total revenue	$184,183	$185,599	(1)%	—%

Revenue in the OpenEdge segment decreased in all periods primarily due to a decrease in maintenance revenue, largely due to the negative impact of exchange rate fluctuations. Data Connectivity and Integration revenue decreased in all periods primarily due to the timing of certain OEM renewals. Application Development and Deployment revenue increased in all periods as a result of higher maintenance revenue from our DevTools and Sitefinity products.

Cost of Software Licenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	Percentage Change	May 31, 2017	May 31, 2016	Percentage Change
Cost of software licenses	$1,422	$1,233	15%	$3,010	$2,715	11%
As a percentage of software license revenue	6%	4%		6%	5%
As a percentage of total revenue	2%	1%		2%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	Percentage Change	May 31, 2017	May 31, 2016	Percentage Change
Cost of maintenance and services	$11,262	$11,063	2%	$21,754	$21,392	2%
As a percentage of maintenance and services revenue	17%	16%		16%	16%
As a percentage of total revenue	12%	12%		12%	12%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education.

Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	Percentage Change	May 31, 2017	May 31, 2016	Percentage Change
Amortization of acquired intangibles	$4,683	$3,939	19%	$8,361	$7,878	6%
As a percentage of total revenue	5%	4%		5%	4%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles increased in all periods due to the addition of intangible assets associated with the technology obtained in connection with the acquisition of DataRPM in the second quarter of fiscal year 2017, partially offset by the impairment of intangible assets associated with the technology obtained in connection with the acquisition of Modulus as well as the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	Percentage Change	May 31, 2017	May 31, 2016	Percentage Change
Gross profit	$75,846	$79,883	(5)%	$151,058	$153,614	(2)%
As a percentage of total revenue	81%	83%		82%	83%

Our gross profit decreased in the second quarter and first six months of fiscal year 2017 primarily due to the decreases of license revenue and increases of amortization of acquired intangibles as described above.

Sales and Marketing

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	Percentage Change	May 31, 2017	May 31, 2016	Percentage Change
Sales and marketing	$21,236	$29,138	(27)%	$46,957	$58,796	(20)%
As a percentage of total revenue	23%	30%		25%	32%

Sales and marketing expenses decreased in the second quarter and first six months of fiscal year 2017 primarily due to lower compensation-related and travel costs as a result of the headcount reduction actions which occurred in the first quarter of fiscal year 2017, as well as a decrease in spending on marketing programs.

Product Development

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	Percentage Change	May 31, 2017	May 31, 2016	Percentage Change
Product development costs	$18,791	$22,297	(16)%	$36,125	$44,094	(18)%
As a percentage of total revenue	20%	23%		20%	24%

Product development expenses decreased in the second quarter and first six months of fiscal year 2017 primarily due to lower compensation-related costs as a result of the headcount reduction actions which occurred in the first quarter of fiscal year 2017.

General and Administrative

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	Percentage Change	May 31, 2017	May 31, 2016	Percentage Change
General and administrative	$11,606	$12,264	(5)%	$22,174	$24,644	(10)%
As a percentage of total revenue	12%	13%		12%	13%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased in the second quarter and first six months of fiscal year 2017 primarily due to lower compensation-related costs as a result of the headcount reduction actions which occurred in the first quarter of fiscal year 2017.

Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	Percentage Change	May 31, 2017	May 31, 2016	Percentage Change
Amortization of acquired intangibles	$3,223	$3,185	1%	$6,402	$6,370	1%
As a percentage of total revenue	3%	3%		3%	3%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased slightly in the second quarter and first six months of fiscal year 2017 due to the addition of intangible assets obtained in connection with the acquisition of DataRPM, which occurred in the second quarter of fiscal year 2017.

Restructuring Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	Percentage Change	May 31, 2017	May 31, 2016	Percentage Change
Restructuring expenses	$662	$331	100%	$17,801	$265	6,617%
As a percentage of total revenue	1%	—%		10%	—%

Restructuring expenses recorded in the second quarter and first six months of fiscal year 2017 relate to the restructuring activities occurring in the first fiscal quarter of 2017. See Note 11 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	Percentage Change	May 31, 2017	May 31, 2016	Percentage Change
Acquisition-related expenses	$44	$324	(86)%	$93	$396	(77)%
As a percentage of total revenue	—%	—%		—%	—%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, including earn-out payments treated as compensation expense. Acquisition-related expenses in the second quarter and first six months of fiscal year 2017 and 2016 were minimal.

Income from Operations

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	Percentage Change	May 31, 2017	May 31, 2016	Percentage Change
Income from operations	$20,284	$12,344	64%	$21,506	$19,049	13%
As a percentage of total revenue	22%	13%		12%	10%

Income from operations increased in the second quarter of fiscal year 2017 as compared to the same quarter last year primarily due to lower compensation and benefits costs, as well as decreased facilities costs, both the result of the headcount reduction actions that occurred in the first quarter of fiscal year 2017. Income from operations increased in the first six months of fiscal year 2017 as compared to the same period last year also as a result of the headcount reduction actions that occurred in the first quarter of fiscal year 2017, partially offset by the restructuring expenses recorded in the first quarter of fiscal year 2017.

Income from Operations by Segment

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	Percentage Change	May 31, 2017	May 31, 2016	Percentage Change
OpenEdge segment	$49,603	$49,632	—%	$96,234	$95,701	1%
Data Connectivity and Integration segment	5,027	6,871	(27)%	9,593	10,566	(9)%
Application Development and Deployment segment	14,236	9,461	50%	26,334	19,402	36%
Other unallocated expenses (1)	(48,582)	(53,620)	(9)%	(110,655)	(106,620)	4%
Income from operations	$20,284	$12,344	64%	$21,506	$19,049	13%

(1) Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, general and administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition-related expenses.

Other (Expense) Income, Net

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	Percentage Change	May 31, 2017	May 31, 2016	Percentage Change
Interest expense	$(1,152)	$(1,013)	(14)%	$(2,234)	$(2,070)	(8)%
Interest income and other, net	257	264	(3)%	478	426	12%
Foreign currency (loss) gain, net	(657)	(612)	(7)%	(1,143)	(1,542)	26%
Total other (expense) income, net	$(1,552)	$(1,361)	(14)%	$(2,899)	$(3,186)	9%
As a percentage of total revenue	(2)%	(1)%		(2)%	(2)%

Other (expense) income, net increased $0.2 million in the second quarter of fiscal year 2017 as compared to the same quarter last year primarily due to an increase to interest expense. Other (expense) income, net decreased $0.3 million in the first six months of fiscal year 2017 as compared to the same period last year primarily due to the decrease of the foreign currency loss in the first six months of fiscal year 2017 compared to the foreign currency loss in the first six months of fiscal year 2016. The change in foreign currency gains/losses is a result of movements in exchange rates and the impact in the first and second quarters of fiscal year 2017 on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	Percentage Change	May 31, 2017	May 31, 2016	Percentage Change
Provision for income taxes	$8,391	$3,708	126%	$8,791	$5,372	64%
As a percentage of total revenue	9%	4%		5%	3%

Our effective income tax rate was 45% in the second quarter of fiscal year 2017 compared to 34% in the second quarter of fiscal year 2016, and 47% in the first six months of fiscal year 2017 compared to 34% in the same period last year. The increase in the effective rate is primarily because during the preparation of our condensed consolidated financial statements for the three months ended May 31, 2016, we identified an error in our prior year income tax provision whereby income tax expense was overstated for the year ended November 30, 2015 by $2.7 million related to our tax treatment of an intercompany gain. We determined that the error is not material to the prior year financial statements. We also concluded that recording an out-of-period correction would not be material and therefore corrected this error by recording an out-of-period $2.7 million tax benefit in our interim financial statements for the period ended May 31, 2016.

Net Income

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016	Percentage Change	May 31, 2017	May 31, 2016	Percentage Change
Net income	$10,341	$7,275	42%	$9,816	$10,491	(6)%
As a percentage of total revenue	11%	8%		5%	6%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	May 31, 2017	November 30, 2016
Cash and cash equivalents	$197,886	$207,036
Short-term investments	47,196	42,718
Total cash, cash equivalents and short-term investments	$245,082	$249,754

The decrease in cash, cash equivalents and short-term investments of $4.7 million from the end of fiscal year 2016 was primarily due to cash outflows for repurchases of common stock of $25.0 million, payments for acquisitions of $28.3 million, payments of debt principal in the amount of $7.5 million, and dividend payments of $12.1 million, partially offset by cash inflows from operations of $59.7 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of May 31, 2017, $38.2 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. This amount is considered to be permanently reinvested. As such, it is not available to fund our domestic operations. If we were to repatriate these funds, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material adverse impact on our liquidity.

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

In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program. In fiscal year 2016, we repurchased and retired 3.1 million shares of our common stock for $79.2 million. In the first quarter of fiscal year 2017, we repurchased and retired 0.6 million shares for $18.1 million. In the second quarter of fiscal year 2017, we repurchased and retired 0.2 million shares for $6.9 million. As of May 31, 2017, there is $110.4 million remaining under this current authorization. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

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

On March 24, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share of common stock that was paid on June 15, 2017 to shareholders of record as of the close of business on June 1, 2017. The total amount of cash dividends paid on June 15, 2017 was $6.0 million.

On June 21, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share of common stock that will be paid on September 15, 2017 to shareholders of record as of the close of business on September 1, 2017.

Restructuring Activities

During the fourth quarter of fiscal year 2016, our management approved, committed to and initiated plans to make strategic changes to our organization as a result of the appointment of our new Chief Executive Officer during the period. In connection with the new organizational structure, we eliminated the positions of Chief Product Officer and Chief Revenue Officer.

As part of this fourth quarter restructuring, for the fiscal year ended November 30, 2016, we incurred expenses of $1.5 million. The expenses were recorded as restructuring expenses in the consolidated statements of operations. For the six months ended May 31, 2017, we incurred no additional expenses under this plan. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2017. As a result, the total amount of the restructuring reserve of $0.6 million and $1.4 million is included in other accrued liabilities on the consolidated balance sheet at May 31, 2017 and November 30, 2016, respectively.

During the first quarter of fiscal year 2017, we announced certain operational restructuring initiatives intended to significantly reduce annual costs. To execute these operational restructuring initiatives, we reduced our global workforce by approximately 20%. These workforce reductions commenced in the first fiscal quarter of 2017 and were substantially completed by the end of the second fiscal quarter of 2017. These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. We also consolidated offices in various locations and expect additional expenses related to facility closures during fiscal year 2017. We do not expect these additional costs to be material.

As part of this first quarter of fiscal year 2017 restructuring, for the six months ended May 31, 2017, we incurred expenses of $17.7 million, which are recorded as restructuring expenses in the condensed consolidated statements of operations. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the third quarter of fiscal year 2018. The short-term portion of the restructuring reserve of $6.3 million is included in other accrued liabilities and the long-term portion of $0.3 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at May 31, 2017.

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

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of May 31, 2017 was $127.5 million, with $15.0 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments were in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the next subsequent three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of May 31, 2017, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate of the credit facility as of May 31, 2017 was 2.75%.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. As of May 31, 2017, there were no amounts outstanding under the revolving line and $0.5 million of letters of credit.

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these covenants as of May 31, 2017.

Cash Flows from Operating Activities

	Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016
Net income	$9,816	$10,491
Non-cash reconciling items included in net income	29,682	34,117
Changes in operating assets and liabilities	20,231	4,654
Net cash flows from operating activities	$59,729	$49,262

The increase in cash generated from operations in the first six months of fiscal year 2017 as compared to the first six months of fiscal year 2016 was primarily due to changes in operating assets and liabilities. Cash flows in the first six months of fiscal year 2017 were particularly strong due to lower operating costs. Our gross accounts receivable as of May 31, 2017 decreased by $21.9 million from the end of fiscal year 2016, which is primarily due to higher collections than billings during the period. Days sales outstanding (DSO) in accounts receivable was 42 days compared to 45 days in the fiscal second quarter of 2016.

Cash Flows used in Investing Activities

	Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016
Net investment activity	$(4,936)	$(21,085)
Purchases of property and equipment	(523)	(2,617)
Payments for acquisitions, net of cash acquired	(28,270)	—
Net cash flows used in investing activities	$(33,729)	$(23,702)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In addition, we purchased $0.5 million of property and equipment in the first six months of fiscal year 2017, as compared to $2.6 million in the first six months of fiscal year 2016. Most significantly, however, we acquired DataRPM during the second quarter of fiscal year 2017 for a net cash amount of $28.3 million and did not complete any acquisitions during the first six months of fiscal year 2016.

Cash Flows used in Financing Activities

	Six Months Ended
(In thousands)	May 31, 2017	May 31, 2016
Proceeds from stock-based compensation plans	$5,031	$6,007
Repurchases of common stock	(24,954)	(58,516)
Payment of long-term debt	(7,500)	(5,625)
Dividend payments to shareholders	(12,116)	—
Other financing activities	(2,014)	(2,493)
Net cash flows used in financing activities	$(41,553)	$(60,627)

During the first six months of fiscal year 2017, we received $5.0 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $6.0 million in the first six months of fiscal year 2016. In addition, in the first six months of fiscal year 2017, we repurchased $25.0 million of our common stock under our share repurchase plan compared to $58.5 million in the same period of the prior year. Furthermore, we made principal payments of our long-term debt of $7.5 million in the first six months of fiscal year 2017 compared to $5.6 million in the same period of the prior year. We also made dividend payments of $12.1 million to our shareholders during the first six months of fiscal 2017, as compared to no payments in the first six months of fiscal 2016, which was prior to our initiation of a quarterly cash dividend.

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

Revenue Backlog

(In thousands)	May 31, 2017	May 31, 2016
Deferred revenue, primarily related to unexpired maintenance and support contracts	$142,074	$142,235
Multi-year licensing arrangements (1)	21,344	25,337
Total revenue backlog	$163,418	$167,572

(1)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $20.4 million and $23.5 million of the multi-year licensing arrangements as of May 31, 2017 and May 31, 2016, respectively, relate to OEM arrangements in our Data Connectivity and Integration business segment, while the remaining amount relates to arrangements in our OpenEdge business segment.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This update requires the performance of an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance in ASU 2017-04 is required for annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently considering whether to adopt this update prior to the required adoption date.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The guidance in ASU 2017-01 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently considering whether to adopt this update prior to the required adoption date and, in any event, do not expect the adoption to have a material impact on our consolidated financial position and results of operations.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated statement of cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance in ASU 2016-09 is required for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We currently expect that most of our operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption. However, we are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Accordingly, upon adoption in the first quarter of fiscal 2017, we reclassified $1.0 million from other assets to long-term debt in our condensed consolidated balance sheet.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the effective date for the Company will be December 1, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of fiscal year 2017, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2016 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended May 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the second quarter of fiscal year 2017 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 2017	237,961	$28.85	237,961	$110,386
April 2017	—	—	—	110,386
May 2017	—	—	—	110,386
Total	237,961	$28.85	237,961	$110,386

(1)	In March 2016, our Board of Directors authorized a new $100.0 million share repurchase program. As of May 31, 2017, there is $110.4 million remaining under this authorization.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Paul A. Jalbert

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and six months ended May 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2017 and November 30, 2016; (ii) Condensed Consolidated Statements of Income for the three and six months ended May 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	July 7, 2017	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 7, 2017	/s/ PAUL A. JALBERT
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

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and six months ended May 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2017 and November 30, 2016; (ii) Condensed Consolidated Statements of Income for the three and six months ended May 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith