Form 10-Q
period 2017-08-31
PROGRESS SOFTWARE CORP /MA
filed 2017-10-10
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017

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
Yes  ☐ No  ☒
As of September 27, 2017, there were 47,807,918 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE NINE MONTHS ENDED AUGUST 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	August 31, 2017	November 30, 2016
Assets
Current assets:
Cash and cash equivalents	$144,757	$207,036
Short-term investments	46,559	42,718
Total cash, cash equivalents and short-term investments	191,316	249,754
Accounts receivable (less allowances of $834 and $1,143, respectively)	51,860	65,678
Other current assets	18,451	20,621
Total current assets	261,627	336,053
Property and equipment, net	43,283	50,105
Intangible assets, net	101,777	80,827
Goodwill	315,913	278,067
Deferred tax assets	1,221	6,601
Other assets	1,995	3,174
Total assets	$725,816	$754,827
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$14,643	$15,000
Accounts payable	6,657	12,991
Accrued compensation and related taxes	25,269	26,212
Dividends payable to shareholders	5,975	6,067
Income taxes payable	2,275	1,509
Other accrued liabilities	19,354	12,999
Short-term deferred revenue	131,932	128,960
Total current liabilities	206,105	203,738
Long-term debt	108,303	120,000
Long-term deferred revenue	8,774	8,801
Deferred tax liabilities	5,793	3,901
Other noncurrent liabilities	5,239	11,758
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 47,796,793 shares in 2017 and 48,536,516 shares in 2016	246,628	239,496
Retained earnings	162,139	195,694
Accumulated other comprehensive loss	(17,165)	(28,561)
Total shareholders’ equity	391,602	406,629
Total liabilities and shareholders’ equity	$725,816	$754,827
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Revenue:
Software licenses	$28,529	$33,624	$78,443	$86,366
Maintenance and services	68,781	68,394	203,050	201,251
Total revenue	97,310	102,018	281,493	287,617
Costs of revenue:
Cost of software licenses	1,337	1,424	4,347	4,139
Cost of maintenance and services	10,970	11,825	32,724	33,217
Amortization of acquired intangibles	5,768	3,940	14,129	11,818
Total costs of revenue	18,075	17,189	51,200	49,174
Gross profit	79,235	84,829	230,293	238,443
Operating expenses:
Sales and marketing	23,159	29,852	70,116	88,648
Product development	19,620	21,706	55,745	65,800
General and administrative	11,164	11,411	33,338	36,055
Amortization of acquired intangibles	3,319	3,186	9,721	9,556
Impairment of intangible assets	—	5,051	—	5,051
Restructuring expenses	923	(36)	18,724	229
Acquisition-related expenses	751	53	844	449
Total operating expenses	58,936	71,223	188,488	205,788
Income from operations	20,299	13,606	41,805	32,655
Other (expense) income:
Interest expense	(1,221)	(1,174)	(3,455)	(3,244)
Interest income and other, net	239	260	717	686
Foreign currency (loss) gain, net	(418)	(374)	(1,561)	(1,916)
Total other (expense) income, net	(1,400)	(1,288)	(4,299)	(4,474)
Income before income taxes	18,899	12,318	37,506	28,181
Provision for income taxes	7,727	4,742	16,518	10,114
Net income	$11,172	$7,576	$20,988	$18,067
Earnings per share:
Basic	$0.23	$0.16	$0.43	$0.36
Diluted	$0.23	$0.15	$0.43	$0.36
Weighted average shares outstanding:
Basic	48,071	48,611	48,342	49,765
Diluted	48,370	49,135	48,631	50,310

Cash dividends declared per common share	$0.125	$—	$0.375	$—
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Net income	$11,172	$7,576	$20,988	$18,067
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,920	(1,332)	11,291	485
Reclassification adjustment for losses included in net income, net of tax of $0 for the third quarter and first nine months of 2016	—	—	—	256
Unrealized gains on investments, net of tax provision of $17 and $62 for the third quarter and first nine months of 2017, respectively and $16 for the third quarter and first nine months of 2016	27	30	105	27
Total other comprehensive income, net of tax	5,947	(1,302)	11,396	768
Comprehensive income	$17,119	$6,274	$32,384	$18,835

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016
Cash flows from operating activities:
Net income	$20,988	$18,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,794	6,480
Amortization of intangibles and other	25,530	23,316
Stock-based compensation	9,559	19,009
Loss on disposal of property	186	364
Asset impairment	—	5,051
Deferred income taxes	3,518	(996)
Excess tax benefit from stock plans	(403)	(305)
Allowances for accounts receivable	53	(334)
Changes in operating assets and liabilities:
Accounts receivable	15,769	11,209
Other assets	3,783	(3,866)
Accounts payable and accrued liabilities	(10,971)	(14,920)
Income taxes payable	759	2,025
Deferred revenue	(1,394)	3,810
Net cash flows from operating activities	73,171	68,910
Cash flows used in investing activities:
Purchases of investments	(30,482)	(33,861)
Sales and maturities of investments	25,904	17,275
Purchases of property and equipment	(865)	(3,747)
Proceeds from sale of property, plant and equipment, net	1,557	—
Payments for acquisitions, net of cash acquired	(77,149)	—
Net cash flows used in investing activities	(81,035)	(20,333)
Cash flows used in financing activities:
Proceeds from stock-based compensation plans	7,245	8,166
Purchases of stock related to withholding taxes from the issuance of restricted stock units	(2,369)	(2,751)
Repurchases of common stock	(43,936)	(71,507)
Excess tax benefit from stock plans	403	305
Dividend payments to shareholders	(18,151)	—
Payment of long-term debt	(11,250)	(7,500)
Net cash flows used in financing activities	(68,058)	(73,287)
Effect of exchange rate changes on cash	13,643	415
Net decrease in cash and cash equivalents	(62,279)	(24,295)
Cash and cash equivalents, beginning of period	207,036	212,379
Cash and cash equivalents, end of period	$144,757	$188,084

Condensed Consolidated Statements of Cash Flows, continued

	Nine Months Ended
	August 31, 2017	August 31, 2016
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $3,584 in 2017 and $781 in 2016	$10,469	$11,918
Cash paid for interest	$2,703	$2,348
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$13,833	$12,137
Dividends declared	$5,975	$—
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - Progress offers the leading platform for developing and deploying mission-critical business applications. Progress empowers enterprises and independent software vendors (ISVs) to build and deliver cognitive-first applications that harness big data to derive business insights and competitive advantage. Progress offers leading technologies for easily building powerful user interfaces across any type of device, a reliable, scalable and secure backend platform to deploy modern applications, leading data connectivity to all sources, and award-winning predictive analytics that brings the power of machine learning to any organization. Over 1,700 ISVs, 100,000 enterprise customers, and 2 million developers rely on Progress to power their applications.

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

Recent Accounting Pronouncements - In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 intends to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance in ASU 2017-12 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting (ASU 2017-09), which amends the scope of modification accounting for share-based payment awards. The guidance in ASU 2017-09 provides that modification accounting is required only if a change in the terms or conditions of an award results in a change to the fair value, the vesting conditions, or the classification of the award as equity or liability. The guidance in ASU 2017-09 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial position and results of operations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This update requires the performance of an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance in ASU 2017-04 is required for annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently considering whether to adopt this update prior to the required adoption date.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provided in Topic 606 requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the effective date for the Company will be December 1, 2018.

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

Management is currently assessing the impact the adoption of this standard will have on the Company’s consolidated financial statements, but anticipates that the revenue recognition related to accounting for the following transactions will be most impacted:

•
Revenue from term licenses with extended payment terms over the term of the agreement within our Data Connectivity and Integration segment - These transactions are typically recognized when the amounts are billed to the customer under current revenue recognition guidance. In accordance with ASU 2014-09, revenue from term license performance obligations is expected to be recognized upon delivery and revenue from maintenance performance obligations is expected to be recognized over the contract term. To the extent the Company enters into future term licenses with extended payment terms after the adoption of ASU 2014-09, revenue from term licenses with extended payment terms will be recognized prior to the customer being billed and the Company will recognize a net contract asset on the balance sheet. Accordingly, license revenue will be accelerated under ASU 2014-09 as the Company currently does not recognize revenue until the amounts have been billed to the customer.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at August 31, 2017 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$137,911	$—	$—	$137,911
Money market funds	5,846	—	—	5,846
State and municipal bond obligations	37,690	45	—	37,735
U.S. treasury bonds	3,523	—	(17)	3,506
Corporate bonds	6,319	—	(1)	6,318
Total	$191,289	$45	$(18)	$191,316

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2016 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$196,863	$—	$—	$196,863
Money market funds	10,173	—	—	10,173
State and municipal bond obligations	32,831	—	(107)	32,724
U.S. treasury bonds	6,542	—	(29)	6,513
Corporate bonds	3,485	—	(4)	3,481
Total	$249,894	$—	$(140)	$249,754

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	August 31, 2017		November 30, 2016
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$137,911	$—	$196,863	$—
Money market funds	5,846	—	10,173	—
State and municipal bond obligations	1,000	36,735	—	32,724
U.S. treasury bonds	—	3,506	—	6,513
Corporate bonds	—	6,318	—	3,481
Total	$144,757	$46,559	$207,036	$42,718

The fair value of debt securities by contractual maturity is as follows (in thousands):

	August 31, 2017	November 30, 2016
Due in one year or less	$20,881	$21,172
Due after one year (1)	25,678	21,546
Total	$46,559	$42,718

(1)
Includes state and municipal bond obligations, U.S. treasury bonds, and corporate bonds, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of August 31, 2017 or November 30, 2016.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire from 30 days to one year. At August 31, 2017, $3.5 million was recorded in other accrued liabilities. At November 30, 2016, $6.6 million was recorded in other noncurrent liabilities. In the three and nine months ended August 31, 2017, realized and unrealized gains of $5.2 million and $9.6 million, respectively, from our forward contracts were recognized in foreign currency (loss) gain, net, in the condensed consolidated statements of operations. In the three and nine months ended August 31, 2016, realized and unrealized gains of $2.2 million and $1.4 million, respectively, from our forward contracts were recognized in foreign currency (loss) gain, net, in the condensed consolidated statements of operations. The gains were substantially offset by realized and unrealized losses on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	August 31, 2017		November 30, 2016
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$117,499	$(3,539)	$74,690	$(6,597)
Forward contracts to purchase U.S. dollars	220	(1)	1,673	(19)
Total	$117,719	$(3,540)	$76,363	$(6,616)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at August 31, 2017 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$5,846	$5,846	$—	$—
State and municipal bond obligations	37,735	—	37,735	—
U.S. treasury bonds	3,506	—	3,506	—
Corporate bonds	6,318	—	6,318	—
Liabilities
Foreign exchange derivatives	$(3,540)	$—	$(3,540)	$—

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

We did not have any nonrecurring fair value measurements during the nine months ended August 31, 2017.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	August 31, 2017			November 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$151,886	$(82,245)	$69,641	$109,886	$(68,116)	$41,770
Customer-related	67,802	(43,632)	24,170	67,602	(35,852)	31,750
Trademarks and trade names	17,740	(9,774)	7,966	15,140	(7,833)	7,307
Total	$237,428	$(135,651)	$101,777	$192,628	$(111,801)	$80,827

The increase in intangible assets during the second and third quarters of fiscal year 2017 is related to the acquisitions of DataRPM Corporation (DataRPM) in March 2017 and Kinvey Inc. (Kinvey) in June 2017, respectively (Note 6).

In the three and nine months ended August 31, 2017, amortization expense related to intangible assets was $9.1 million and $23.9 million, respectively. In the three and nine months ended August 31, 2016, amortization expense related to intangible assets was $7.1 million and $21.4 million, respectively.

Future amortization expense for intangible assets as of August 31, 2017 is as follows (in thousands):

Remainder of 2017	$9,096
2018	35,573
2019	34,449
2020	9,669
2021	9,550
Thereafter	3,440
Total	$101,777

Goodwill

Changes in the carrying amount of goodwill in the nine months ended August 31, 2017 are as follows (in thousands):

Balance, November 30, 2016	$278,067
Additions	37,794
Translation adjustments	52
Balance, August 31, 2017	$315,913

The additions to goodwill during the second and third quarters of fiscal year 2017 are related to the acquisitions of DataRPM in March 2017 and Kinvey in June 2017, respectively (Note 6).

Changes in the goodwill balances by reportable segment in the nine months ended August 31, 2017 are as follows (in thousands):

	November 30, 2016	Additions	Translation Adjustments	August 31, 2017
OpenEdge	$212,062	$37,794	$52	$249,908
Data Connectivity and Integration	19,040	—	—	19,040
Application Development and Deployment	46,965	—	—	46,965
Total goodwill	$278,067	$37,794	$52	$315,913

During the quarter ending August 31, 2017, no triggering events have occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

Note 6: Business Combinations

Kinvey Acquisition

On June 1, 2017, we acquired by merger 100% of the outstanding securities of Kinvey for an aggregate sum of $49.2 million, which includes approximately $0.3 million held-back from the founder of Kinvey as an incentive to remain with the Company for at least two years following the acquisition. The $0.3 million held-back will be recorded to expense over the service period. Kinvey is a privately-held company providing Backend-as-a-Service (BaaS), which allows developers to set up, use, and operate a cloud backend for any native, hybrid, web, or IoT app built using any development tools. This acquisition, in combination with our existing frontend technologies, cognitive capabilities from DataRPM, our strong business logic and rules capabilities, and our strong data connectivity technologies, enables us to offer a premier platform for building and delivering cognitive business applications. The acquisition was accounted for as a business combination, and accordingly, the results of operations of Kinvey are included in our operating results as part of the OpenEdge business segment from the date of acquisition. We paid the purchase price in cash from available funds.

The total consideration, less the $0.3 million held-back discussed above, which is considered to be a compensation arrangement, has been preliminarily allocated to Kinvey's tangible assets, identifiable intangible assets and assumed liabilities based on their estimated fair values. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period (up to one year from the acquisition date). The areas of the preliminary estimates that are not yet finalized relate to identifiable intangible assets and deferred taxes. The excess of the total consideration, less the amount held-back from the founder, over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

The preliminary allocation of the purchase price is as follows (in thousands):

	Total	Life
Net working capital	$(891)
Property, plant and equipment	26
Purchased technology	22,100	5 Years
Trade name	1,800	5 Years
Customer relationships	100	5 Years
Net deferred tax assets	533
Goodwill	25,211
Net assets acquired	$48,879

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

Deferred taxes include deferred tax liabilities resulting from the tax effects of fair value adjustments related to identifiable intangible assets, partially offset by the value of deferred tax assets acquired from Kinvey. Tangible assets acquired and assumed liabilities were recorded at fair value.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $25.2 million of goodwill, which is not deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration paid, but are required to be expensed as incurred. We incurred $0.4 million of acquisition-related costs, which are included in acquisition-related expenses in our condensed consolidated statement of operations for the three months ended August 31, 2017.

We have not disclosed the amount of revenues and earnings of Kinvey since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

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

The preliminary allocation of the purchase price is as follows (in thousands):

	Total	Life
Net working capital	$(174)
Property, plant and equipment	68
Purchased technology	19,900	5 Years
Trade name	800	5 Years
Customer relationships	100	5 Years
Deferred taxes	(5,006)
Goodwill	12,583
Net assets acquired	$28,271

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

As discussed above, approximately $1.7 million of the total consideration was paid to DataRPM’s founders in restricted stock units, subject to a vesting schedule and continued employment. We concluded that the restricted stock units are compensation arrangements and we have been recognizing stock-based compensation expense in accordance with the vesting schedule over the service period of the awards, which is 2 years. We recorded $0.2 million of stock-based compensation expense related to these restricted stock units as operating expenses in our condensed consolidated statement of operations for the three and nine months ended August 31, 2017.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration transferred, but are required to be expensed as incurred. We incurred $0.3 million and $0.4 million of acquisition-related costs during the three and nine months ended August 31, 2017, respectively, which are included in acquisition-related expenses in our condensed consolidated statement of operations.

We have not disclosed the amount of revenues and earnings of DataRPM since acquisition, nor pro forma financial information, as those amounts are not significant to our condensed consolidated financial statements.

Note 7: Term Loan and Line of Credit

Our credit agreement provides for a $150 million secured term loan and a $150 million secured revolving credit facility, which may be made available in U.S. Dollars and certain other currencies. The revolving credit facility may be increased by up to an additional $75 million if the existing or additional lenders are willing to make such increased commitments. We borrowed the $150 million term loan included in our credit agreement to partially fund our acquisition of Telerik AD in December 2014. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes and may also use it for working capital.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of August 31, 2017 was $123.8 million, with $15.0 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments were in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the next three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of August 31, 2017, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate of the credit facility as of August 31, 2017 was 3.00%.

Costs incurred to obtain our long-term debt of $1.8 million are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to debt issuance costs of $0.1 million for the three months ended August 31, 2017 and August 31, 2016 and $0.3 million for the nine months ended August 31, 2017 and August 31, 2016, respectively, is recorded within interest expense in our condensed consolidated statements of operations. The unamortized portion of debt issuance costs of $0.8 million is recorded as a direct deduction from the carrying value of the debt liability in our condensed consolidated balance sheet as of August 31, 2017, with $0.4 million deducted from the current portion of long-term debt balance and $0.4 million deducted from the long-term debt balance. Prior to fiscal year 2017 and the adoption of ASU 2015-03, the unamortized portion of debt issuance costs were recorded in other assets in our condensed consolidated balance sheet (Note 1).

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. As of August 31, 2017, there were no amounts outstanding under the revolving line and $1.4 million of letters of credit.

As of August 31, 2017, aggregate principal payments of long-term debt for the remainder of the contract term are (in thousands):

Remainder of 2017	$3,750
2018	15,000
2019	16,875
2020	88,125
Total	$123,750

Note 8: Common Stock Repurchases

We repurchased and retired 0.6 million shares of our common stock for $19.0 million in the three months ended August 31, 2017 and 1.5 million shares for $43.9 million in the nine months ended August 31, 2017. In the three and nine months ended August 31, 2016, we repurchased and retired 0.4 million shares for $11.5 million and 2.8 million shares for $71.5 million, respectively. The shares were repurchased in all periods as part of our Board of Directors authorized share repurchase program.

In March 2016, our Board of Directors authorized a $100.0 million share repurchase program, which increased the total authorization to $214.5 million. As of August 31, 2017, there was $91.4 million remaining under this authorization. In September 2017, our Board of Directors increased the total share repurchase authorization from the $91.4 million remaining under the previous authorization to $250 million.

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

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Cost of maintenance and services	$239	$223	$790	$599
Sales and marketing	808	751	1,371	2,792
Product development	1,645	2,524	2,699	7,600
General and administrative	1,604	2,281	4,699	8,018
Total stock-based compensation	$4,296	$5,779	$9,559	$19,009

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the nine months ended August 31, 2017 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2016	$(28,425)	$(136)	$(28,561)
Other comprehensive loss before reclassifications, net of tax	11,291	105	11,396
Balance, August 31, 2017	$(17,134)	$(31)	$(17,165)

The tax effect on accumulated unrealized gains (losses) on investments was minimal as of August 31, 2017 and November 30, 2016.

Note 11: Restructuring Charges

The following table provides a summary of activity for all of the restructuring actions, the most significant of which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2016	$107	$1,443	$1,550
Costs incurred	2,426	16,298	18,724
Cash disbursements	(1,194)	(15,677)	(16,871)
Asset impairment	(762)	—	(762)
Translation adjustments and other	24	335	359
Balance, August 31, 2017	$601	$2,399	$3,000

2017 Restructuring

During the first quarter of fiscal year 2017, we undertook certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by approximately 20%. These workforce reductions commenced in the first fiscal quarter of 2017 and were substantially completed by the end of the second fiscal quarter of 2017.  These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. We also consolidated offices in various locations during the first three quarters of fiscal year of 2017 and expect additional expenses related to facility closures during the remainder of fiscal year 2017. We do not expect these additional costs to be material.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions, and other costs, which include asset impairment charges.

As part of this first quarter of fiscal year 2017 restructuring, for the three and nine months ended August 31, 2017, we incurred expenses of $0.9 million and $18.6 million, respectively, which are recorded as restructuring expenses in the consolidated statements of operations.

A summary of the first nine months of fiscal year 2017 activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2016	$—	$—	$—
Costs incurred	2,334	16,298	18,632
Cash disbursements	(1,015)	(14,543)	(15,558)
Asset impairment	(762)	—	(762)
Translation adjustments and other	24	335	359
Balance, August 31, 2017	$581	$2,090	$2,671

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the third quarter of fiscal year 2018. The short-term portion of the restructuring reserve of $2.4 million is included in other accrued liabilities and the long-term portion of $0.3 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at August 31, 2017.

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

As part of this fourth quarter of fiscal year 2016 restructuring, for the three and nine months ended August 31, 2017, we incurred no additional expenses.

A summary of the first nine months of fiscal year 2017 activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2016	$—	$1,415	$1,415
Cash disbursements	—	(1,114)	(1,114)
Balance, August 31, 2017	$—	$301	$301

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2017. As a result, the total amount of the restructuring reserve of $0.3 million is included in other accrued liabilities on the consolidated balance sheet at August 31, 2017.

Note 12: Income Taxes

Our income tax provision for the third quarter of fiscal years 2017 and 2016 reflects our estimates of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective income tax rate was 44% in the first nine months of fiscal year 2017 compared to 36% in the same period last year. The increase in our effective tax rate in the nine months ended August 31, 2017 compared to the same period in the prior year is primarily because during the preparation of our condensed consolidated financial statements for the three months ended May 31, 2016, we identified an error in our prior year income tax provision in which income tax expense was overstated for the year ended November 30, 2015 by $2.7 million related to our tax treatment of an intercompany gain. We determined that the error was not material to the prior year financial statements. We also concluded that recording an out-of-period correction would not be material and therefore corrected this error by recording an out-of-period $2.7 million tax benefit in our interim financial statements for the period ended May 31, 2016.

Our federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2015. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2012.

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

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Net income	$11,172	$7,576	$20,988	$18,067
Weighted average shares outstanding	48,071	48,611	48,342	49,765
Dilutive impact from common stock equivalents	299	524	289	545
Diluted weighted average shares outstanding	48,370	49,135	48,631	50,310
Basic earnings per share	$0.23	$0.16	$0.43	$0.36
Diluted earnings per share	$0.23	$0.15	$0.43	$0.36

We excluded stock awards representing approximately 905,000 shares and 648,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2017, respectively, because these awards were anti-dilutive. In the three and nine months ended August 31, 2016, we excluded stock awards representing 287,000 shares and 423,000 shares of common stock, respectively, from the calculation of diluted earnings per share as they were anti-dilutive.

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

The following table provides revenue and contribution from our reportable segments and reconciles to the consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Segment revenue:
OpenEdge	$68,135	$67,534	$198,533	$198,595
Data Connectivity and Integration	8,987	14,251	22,911	30,852
Application Development and Deployment	20,188	20,233	60,049	58,170
Total revenue	97,310	102,018	281,493	287,617
Segment costs of revenue and operating expenses:
OpenEdge	18,374	18,180	52,538	53,539
Data Connectivity and Integration	2,200	2,828	6,531	8,863
Application Development and Deployment	6,369	11,021	19,896	29,555
Total costs of revenue and operating expenses	26,943	32,029	78,965	91,957
Segment contribution:
OpenEdge	49,761	49,354	145,995	145,056
Data Connectivity and Integration	6,787	11,423	16,380	21,989
Application Development and Deployment	13,819	9,212	40,153	28,615
Total contribution	70,367	69,989	202,528	195,660
Other unallocated expenses (1)	50,068	56,383	160,723	163,005
Income from operations	20,299	13,606	41,805	32,655
Other (expense) income, net	(1,400)	(1,288)	(4,299)	(4,474)
Income before income taxes	$18,899	$12,318	$37,506	$28,181

(1) The following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition related expenses.

Our revenues are derived from licensing our products and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from customers by revenue type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Software licenses	$28,529	$33,624	$78,443	$86,366
Maintenance	60,536	60,368	179,572	178,189
Professional services	8,245	8,026	23,478	23,062
Total	$97,310	$102,018	$281,493	$287,617

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

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
North America	$55,703	$58,275	$157,438	$160,732
EMEA	31,830	32,719	92,320	95,517
Latin America	5,009	4,667	15,669	12,749
Asia Pacific	4,768	6,357	16,066	18,619
Total	$97,310	$102,018	$281,493	$287,617

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

Use of Constant Currency

Revenue from our international operations has historically represented a substantial portion of our total revenue. As a result, our revenue results have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates. For example, if the local currencies of our foreign subsidiaries strengthen, our consolidated results stated in U.S. dollars are positively impacted.

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

Overview

Progress offers the leading platform for developing and deploying mission-critical business applications. Progress empowers enterprises and independent software vendors (ISVs) to build and deliver cognitive-first applications that harness big data to derive business insights and competitive advantage. Progress offers leading technologies for easily building powerful user interfaces across any type of device, a reliable, scalable and secure backend platform to deploy modern applications, leading data connectivity to all sources, and award-winning predictive analytics that brings the power of machine learning to any organization. Over 1,700 ISVs, 100,000 enterprise customers, and 2 million developers rely on Progress to power their applications. We operate as three distinct segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment.

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

•
Restructuring. With the adoption of our new product strategy, we discontinued our investment in our Digital Factory strategy and re-aligned our resources consistent with our core operating approach. To that end, during the first quarter of fiscal year 2017, we began to implement restructuring efforts including the consolidation of facilities, implementation of a simplified organizational structure and a reduction of marketing and other external expenses. In addition, we began to reduce headcount by approximately 400 employees, totaling over 20% of our workforce. Initial headcount reductions commenced in the fiscal first quarter of 2017 and were substantially completed by the end of the fiscal second quarter of 2017. After investments in our core business and our newly acquired businesses, we expect to reduce our full year expenses by approximately $28 million by the end of fiscal year 2017.

As of August 31, 2017, there was $91.4 million remaining under the $214.5 million Board of Directors-authorized share repurchase program. In September 2017, our Board of Directors increased the total share repurchase authorization from the $91.4 million remaining on the previous authorization to $250 million. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

In September 2016, our Board of Directors approved the initiation of a quarterly cash dividend to Progress shareholders. Through August 31, 2017, the Board of Directors has declared a quarterly cash dividend of $0.125 per share of common stock, which has been paid quarterly since inception. On September 6, 2017, our Board of Directors increased our quarterly dividend by 12% and declared a quarterly cash dividend of $0.14 per share of common stock that will be paid on December 15, 2017 to shareholders of record as of the close of business on December 1, 2017. We expect this dividend to continue in subsequent quarters.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. During much of the past two years, the value of the U.S. dollar has strengthened in comparison to certain foreign currencies, including in Europe, Brazil and Australia. Since approximately one-third of our revenue is denominated in foreign currency, our revenue results during those periods were negatively impacted. Recent weakening of the U.S. dollar, however, resulted in a small positive impact during the third quarter of fiscal year 2017. We expect that we will continue to be impacted by fluctuations in foreign currency exchange rates.

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

On June 1, 2017, we acquired Kinvey for an aggregate sum of $49.2 million, which includes approximately $0.3 million held-back for the founder of Kinvey as an incentive for the founder to remain with the Company for at least two years following the acquisition. Kinvey is the leading Backend-as-a-Service (BaaS) provider and allows developers to set up, use, and operate a cloud backend for any native, hybrid, web, or IoT app built using any development tools. This acquisition, in combination with our leading frontend technologies, including NativeScript and Kendo UI, along with cognitive capabilities from DataRPM, our strong business logic and rules capabilities, and our strong data connectivity technologies, enables us to offer the premier platform for building and delivering cognitive business applications to both new customers and partners as well as our existing OpenEdge partner and customer ecosystems.

We expect to continue to evaluate possible acquisitions and other strategic transactions designed to expand our business and/or add complementary products and technologies to our existing product sets. As a result, our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions.

However, we believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including quarterly cash dividends and stock repurchases to Progress shareholders, through at least the next twelve months.

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2017	August 31, 2016	As Reported	Constant Currency
Revenue	$97,310	$102,018	(5)%	(5)%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2017	August 31, 2016	As Reported	Constant Currency
Revenue	$281,493	$287,617	(2)%	(2)%

The total revenue decrease in all periods was primarily a result of a decrease in license revenue as further described below. Changes in prices from fiscal year 2016 to 2017 did not have a significant impact on our revenue.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2017	August 31, 2016	As Reported	Constant Currency
License	$28,529	$33,624	(15)%	(16)%
As a percentage of total revenue	29%	33%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2017	August 31, 2016	As Reported	Constant Currency
License	$78,443	$86,366	(9)%	(9)%
As a percentage of total revenue	28%	30%

License revenue decreased in all periods primarily due to decreases in license revenue in North America from products included in our Data Connectivity and Integration segment, due to the timing of certain OEM renewal agreements. In the third quarter of fiscal year 2016, we had a multi-million dollar deal for one of our largest OEMs.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2017	August 31, 2016	As Reported	Constant Currency
Maintenance	$60,536	$60,368	—%	—%
As a percentage of total revenue	62%	59%
Services	8,245	8,026	3%	2%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$68,781	$68,394	1%	—%
As a percentage of total revenue	71%	67%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2017	August 31, 2016	As Reported	Constant Currency
Maintenance	$179,572	$178,189	1%	1%
As a percentage of total revenue	64%	62%
Services	23,478	23,062	2%	2%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$203,050	$201,251	1%	2%
As a percentage of total revenue	72%	70%

Maintenance revenue increased in the third quarter and first nine months of fiscal year 2017 as compared to the same quarter and first nine months last year primarily due to higher maintenance revenue from our DevTools and Sitefinity products included in our Application Development and Deployment segment. The increase in services revenue in the third quarter and first nine months of fiscal year 2017 as compared to the same quarter and first nine months last year is primarily due to higher professional services revenue generated by our Application Development and Deployment segment.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2017	August 31, 2016	As Reported	Constant Currency
North America	$55,703	$58,275	(4)%	(4)%
As a percentage of total revenue	57%	57%
EMEA	$31,830	$32,719	(3)%	(3)%
As a percentage of total revenue	33%	32%
Latin America	$5,009	$4,667	7%	5%
As a percentage of total revenue	5%	5%
Asia Pacific	$4,768	$6,357	(25)%	(26)%
As a percentage of total revenue	5%	6%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2017	August 31, 2016	As Reported	Constant Currency
North America	$157,438	$160,732	(2)%	(2)%
As a percentage of total revenue	56%	56%
EMEA	$92,320	$95,517	(3)%	—%
As a percentage of total revenue	33%	33%
Latin America	$15,669	$12,749	23%	14%
As a percentage of total revenue	5%	4%
Asia Pacific	$16,066	$18,619	(14)%	(15)%
As a percentage of total revenue	6%	6%

Total revenue generated in North America decreased $2.6 million, and total revenue generated outside North America decreased $2.1 million, in the third quarter of fiscal year 2017 as compared to the same quarter last year. Total revenue generated in North America decreased $3.3 million, and total revenue generated outside North America decreased $2.8 million, in the first nine months of fiscal year 2017 as compared to the same period last year. The decrease in all periods in North America was primarily due to license revenue decreases in our Data Connectivity and Integration segment. The decrease in all periods in EMEA was primarily due to maintenance revenue decreases in our OpenEdge segment, partially offset by an increase in maintenance revenue from our DevTools and Sitefinity products included in our Application Development and Deployment segment. The increase in all periods in Latin America was primarily due to license and maintenance increases in our OpenEdge segment. The decrease in all periods in Asia Pacific was primarily due to maintenance revenue decreases in our OpenEdge segment. The decrease in Asia Pacific in the first nine months of fiscal year 2017 was also related to a large deal in our Data Connectivity and Integration segment with a customer in Japan that occurred in the second quarter of fiscal year 2016.

Total revenue generated in markets outside North America represented 44% of total revenue in each of the first nine months of fiscal years 2017 and 2016. If exchange rates had remained constant in the first nine months of fiscal year 2017 as compared to the exchange rates in effect in the same period of fiscal year 2016, total revenue generated in markets outside North America would have remained at 44% of total revenue.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2017	August 31, 2016	As Reported	Constant Currency
OpenEdge segment	$68,135	$67,534	1%	—%
Data Connectivity and Integration segment	8,987	14,251	(37)%	(37)%
Application Development and Deployment segment	20,188	20,233	—%	—%
Total revenue	$97,310	$102,018	(5)%	(5)%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2017	August 31, 2016	As Reported	Constant Currency
OpenEdge segment	$198,533	$198,595	—%	1%
Data Connectivity and Integration segment	22,911	30,852	(26)%	(25)%
Application Development and Deployment segment	60,049	58,170	3%	3%
Total revenue	$281,493	$287,617	(2)%	(2)%

Revenue in the OpenEdge segment increased in the third quarter of fiscal year 2017 primarily due to an increase in Corticon license sales offset by a decrease in OpenEdge maintenance revenue. OpenEdge maintenance revenue decreased in all periods, largely due to the negative impact of exchange rate fluctuations. Data Connectivity and Integration revenue decreased in all periods primarily due to the timing of certain OEM renewals. Application Development and Deployment revenue remained flat in the third quarter of fiscal year 2017 as compared to the same period last year. Application Development and Deployment revenue increased in the first nine months of fiscal year 2017 primarily as a result of higher maintenance revenue from our DevTools and Sitefinity products.

Cost of Software Licenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
Cost of software licenses	$1,337	$1,424	(6)%	$4,347	$4,139	5%
As a percentage of software license revenue	5%	4%		6%	5%
As a percentage of total revenue	1%	1%		2%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
Cost of maintenance and services	$10,970	$11,825	(7)%	$32,724	$33,217	(1)%
As a percentage of maintenance and services revenue	16%	17%		16%	17%
As a percentage of total revenue	11%	12%		12%	12%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The decrease in both periods is primarily due to lowered compensation-related costs resulting from a decrease in headcount.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
Amortization of acquired intangibles	$5,768	$3,940	46%	$14,129	$11,818	20%
As a percentage of total revenue	6%	4%		5%	4%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles increased in all periods due to the addition of intangible assets associated with the technology obtained in connection with the acquisition of DataRPM in the second quarter of fiscal year 2017 and technology obtained in connection with the acquisition of Kinvey in the third quarter of fiscal year 2017, partially offset by the impairment of intangible assets associated with the technology obtained in connection with the acquisition of Modulus as well as the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
Gross profit	$79,235	$84,829	(7)%	$230,293	$238,443	(3)%
As a percentage of total revenue	81%	83%		82%	83%

Our gross profit decreased in the third quarter and first nine months of fiscal year 2017 primarily due to the decreases of license revenue and increases of amortization of acquired intangibles as described above.

Sales and Marketing

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
Sales and marketing	$23,159	$29,852	(22)%	$70,116	$88,648	(21)%
As a percentage of total revenue	24%	29%		25%	31%

Sales and marketing expenses decreased in the third quarter and first nine months of fiscal year 2017 primarily due to lower compensation-related and travel costs as a result of the headcount reduction actions which occurred in the first quarter of fiscal year 2017, as well as a decrease in spending on marketing programs.

Product Development

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
Product development costs	$19,620	$21,706	(10)%	$55,745	$65,800	(15)%
As a percentage of total revenue	20%	21%		20%	23%

Product development expenses decreased in the third quarter and first nine months of fiscal year 2017 primarily due to lower compensation-related costs as a result of the headcount reduction actions which occurred in the first quarter of fiscal year 2017.

General and Administrative

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
General and administrative	$11,164	$11,411	(2)%	$33,338	$36,055	(8)%
As a percentage of total revenue	11%	11%		12%	13%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased in the third quarter and first nine months of fiscal year 2017 primarily due to lower compensation-related costs as a result of the headcount reduction actions which occurred in the first quarter of fiscal year 2017.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
Amortization of acquired intangibles	$3,319	$3,186	4%	$9,721	$9,556	2%
As a percentage of total revenue	3%	3%		3%	3%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased slightly in the third quarter and first nine months of fiscal year 2017 due to the addition of intangible assets obtained in connection with the acquisitions of DataRPM and Kinvey, which occurred in the second and third quarters of fiscal year 2017, respectively.

Impairment of Intangible Assets

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
Impairment of intangible assets	$—	$5,051	(100)%	$—	$5,051	(100)%
As a percentage of total revenue	—%	5%		—%	2%

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

Restructuring Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
Restructuring expenses	$923	$(36)	2,664%	$18,724	$229	8,076%
As a percentage of total revenue	1%	—%		7%	—%

Restructuring expenses recorded in the third quarter and first nine months of fiscal year 2017 relate to the restructuring activities occurring in the first fiscal quarter of 2017. See Note 11 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
Acquisition-related expenses	$751	$53	1,317%	$844	$449	88%
As a percentage of total revenue	1%	—%		—%	—%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, including earn-out payments treated as compensation expense. Acquisition-related expenses in the third quarter and first nine months of fiscal year 2017 relate to the acquisitions of DataRPM and Kinvey, which occurred in the second and third quarters of fiscal year 2017, respectively. Acquisition-related expenses in the third quarter and first nine months of fiscal year 2016 were minimal.

Income from Operations

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
Income from operations	$20,299	$13,606	49%	$41,805	$32,655	28%
As a percentage of total revenue	21%	13%		15%	11%

Income from operations increased in the third quarter of fiscal year 2017 as compared to the same quarter last year primarily due to lower compensation and benefits costs, as well as decreased facilities costs, both the result of the headcount reduction actions that occurred in the first quarter of fiscal year 2017, partially offset by the decreases of license revenue and increases of amortization of acquired intangibles as described above. Income from operations increased in the first nine months of fiscal year 2017 as compared to the same period last year also as a result of the headcount reduction actions that occurred in the first quarter of fiscal year 2017, partially offset by the restructuring expenses recorded in the first quarter of fiscal year 2017 as well as the decreases of license revenue and increases of amortization of acquired intangibles as described above.

Income from Operations by Segment

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
OpenEdge segment	$49,761	$49,354	1%	$145,995	$145,056	1%
Data Connectivity and Integration segment	6,787	11,423	(41)%	16,380	21,989	(26)%
Application Development and Deployment segment	13,819	9,212	50%	40,153	28,615	40%
Other unallocated expenses (1)	(50,068)	(56,383)	(11)%	(160,723)	(163,005)	(1)%
Income from operations	$20,299	$13,606	49%	$41,805	$32,655	28%

(1) Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: product development, corporate marketing, general and administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition-related expenses.

Other (Expense) Income, Net

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
Interest expense	$(1,221)	$(1,174)	4%	$(3,455)	$(3,244)	7%
Interest income and other, net	239	260	(8)%	717	686	5%
Foreign currency (loss) gain, net	(418)	(374)	12%	(1,561)	(1,916)	(19)%
Total other (expense) income, net	$(1,400)	$(1,288)	(9)%	$(4,299)	$(4,474)	4%
As a percentage of total revenue	(1)%	(1)%		(2)%	(2)%

Other (expense) income, net increased $0.1 million in the third quarter of fiscal year 2017 as compared to the same quarter last year primarily due to an increase to interest expense and foreign currency loss. Other (expense) income, net decreased $0.2 million in the first nine months of fiscal year 2017 as compared to the same period last year primarily due to the decrease of the foreign currency loss in the first nine months of fiscal year 2017 compared to the foreign currency loss in the first nine months of fiscal year 2016. The change in foreign currency gains/losses is a result of movements in exchange rates and the impact in the first, second, and third quarters of fiscal year 2017 on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
Provision for income taxes	$7,727	$4,742	63%	$16,518	$10,114	63%
As a percentage of total revenue	8%	5%		6%	4%

Our effective income tax rate was 41% in the third quarter of fiscal year 2017 compared to 38% in the third quarter of fiscal year 2016, and 44% in the first nine months of fiscal year 2017 compared to 36% in the same period last year. The increase in the effective rate is primarily due to our identification of an error in our prior year income tax provision during the preparation of our condensed consolidated financial statements for the three months ended May 31, 2016, in which income tax expense was overstated for the year ended November 30, 2015 by $2.7 million related to our tax treatment of an intercompany gain. We determined that the error is not material to the prior year financial statements. We also concluded that recording an out-of-period correction would not be material and therefore corrected this error by recording an out-of-period $2.7 million tax benefit in our interim financial statements for the period ended May 31, 2016.

Net Income

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016	Percentage Change	August 31, 2017	August 31, 2016	Percentage Change
Net income	$11,172	$7,576	47%	$20,988	$18,067	16%
As a percentage of total revenue	11%	7%		7%	6%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	August 31, 2017	November 30, 2016
Cash and cash equivalents	$144,757	$207,036
Short-term investments	46,559	42,718
Total cash, cash equivalents and short-term investments	$191,316	$249,754

The decrease in cash, cash equivalents and short-term investments of $58.4 million from the end of fiscal year 2016 was primarily due to payments for acquisitions of $77.1 million, cash outflows for repurchases of common stock of $43.9 million, dividend payments of $18.2 million, and payments of debt obligations in the amount of $11.3 million, partially offset by cash inflows from operations of $73.2 million, the effect of exchange rates on cash of $13.6 million, and $7.2 million in cash received from the issuance of common stock. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of August 31, 2017, $37.0 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material adverse impact on our liquidity.

Share Repurchase Program

In March 2016, our Board of Directors authorized a $100.0 million share repurchase program. Under this authorization, we repurchased and retired 0.6 million shares of our common stock for $19.0 million in the three months ended August 31, 2017 and 1.5 million shares for $43.9 million in the nine months ended August 31, 2017. As of August 31, 2017, there was $91.4 million remaining under this authorization. In September 2017, our Board of Directors increased the total share repurchase authorization from the $91.4 million remaining under the previous authorization to $250 million. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time.

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

On June 21, 2017, our Board of Directors declared a quarterly dividend of $0.125 per share of common stock that was paid on September 15, 2017 to shareholders of record as of the close of business on September 1, 2017. The total amount of cash dividend paid on September 15, 2017 was $6.0 million.

On September 6, 2017, our Board of Directors increased the quarterly dividend by 12% and declared a quarterly dividend of $0.14 per share of common stock that will be paid on December 15, 2017 to shareholders of record as of the close of business on December 1, 2017.

Restructuring Activities

During the fourth quarter of fiscal year 2016, our management approved, committed to and initiated plans to make strategic changes to our organization as a result of the appointment of our new Chief Executive Officer during the period. In connection with the new organizational structure, we eliminated the positions of Chief Product Officer and Chief Revenue Officer.

As part of this fourth quarter restructuring, for the fiscal year ended November 30, 2016, we incurred expenses of $1.5 million. The expenses were recorded as restructuring expenses in the consolidated statements of operations. For the nine months ended August 31, 2017, we incurred no additional expenses under this plan. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2017. As a result, the total amount of the restructuring reserve of $0.3 million and $1.4 million is included in other accrued liabilities on the consolidated balance sheet at August 31, 2017 and November 30, 2016, respectively.

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

As part of this first quarter of fiscal year 2017 restructuring, for the nine months ended August 31, 2017, we incurred expenses of $18.6 million, which are recorded as restructuring expenses in the condensed consolidated statements of operations. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the third quarter of fiscal year 2018. The short-term portion of the restructuring reserve of $2.4 million is included in other accrued liabilities and the long-term portion of $0.3 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at August 31, 2017.

Credit Facility

Our credit agreement provides for a $150 million secured term loan and a $150 million secured revolving credit facility, which may be made available in U.S. Dollars and certain other currencies. The revolving credit facility may be increased by up to an additional $75 million if the existing or additional lenders are willing to make such increased commitments. We borrowed the $150 million term loan included in our credit agreement to partially fund our acquisition of Telerik in December 2014. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes and may also use it for working capital.

The credit facility matures on December 2, 2019, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the $150 million term loan as of August 31, 2017 was $123.8 million, with $15.0 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2015. The first eight payments were in the principal amount of $1.9 million each, the following eight payments are in the principal amount of $3.8 million each, the next three payments are in the principal amount of $5.6 million each, and the last payment is of the remaining principal amount. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of August 31, 2017, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate of the credit facility as of August 31, 2017 was 3.00%.

Revolving loans may be borrowed, repaid and reborrowed until December 2, 2019, at which time all amounts outstanding must be repaid. As of August 31, 2017, there were no amounts outstanding under the revolving line and $1.4 million of letters of credit.

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these covenants as of August 31, 2017.

Cash Flows from Operating Activities

	Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016
Net income	$20,988	$18,067
Non-cash reconciling items included in net income	44,237	52,585
Changes in operating assets and liabilities	7,946	(1,742)
Net cash flows from operating activities	$73,171	$68,910

The increase in cash generated from operations in the first nine months of fiscal year 2017 as compared to the first nine months of fiscal year 2016 was primarily due to changes in operating assets and liabilities as well as lower operating costs due to our restructuring activities. Our gross accounts receivable as of August 31, 2017 decreased by $14.1 million from the end of fiscal year 2016, which is primarily due to higher collections than billings during the period. Days sales outstanding (DSO) in accounts receivable was 48 days compared to 49 days in the fiscal third quarter of 2016.

Cash Flows used in Investing Activities

	Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016
Net investment activity	$(4,578)	$(16,586)
Purchases of property and equipment	(865)	(3,747)
Payments for acquisitions, net of cash acquired	(77,149)	—
Proceeds from sale of property, plant and equipment, net	1,557	—
Net cash flows used in investing activities	$(81,035)	$(20,333)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of acquisitions and our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In addition, we purchased $0.9 million of property and equipment in the first nine months of fiscal year 2017, as compared to $3.7 million in the first nine months of fiscal year 2016. Most significantly, however, we acquired DataRPM during the second quarter of fiscal year 2017 and Kinvey during the third quarter of fiscal year 2017 for a net cash amount of $77.1 million and did not complete any acquisitions during the first nine months of fiscal year 2016.

Cash Flows used in Financing Activities

	Nine Months Ended
(In thousands)	August 31, 2017	August 31, 2016
Proceeds from stock-based compensation plans	$7,245	$8,166
Repurchases of common stock	(43,936)	(71,507)
Payment of long-term debt	(11,250)	(7,500)
Dividend payments to shareholders	(18,151)	—
Other financing activities	(1,966)	(2,446)
Net cash flows used in financing activities	$(68,058)	$(73,287)

During the first nine months of fiscal year 2017, we received $7.2 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $8.2 million in the first nine months of fiscal year 2016. In addition, in the first nine months of fiscal year 2017, we repurchased $43.9 million of our common stock under our share repurchase plan compared to $71.5 million in the same period of the prior year. Furthermore, we made principal payments of our long-term debt of $11.3 million in the first nine months of fiscal year 2017 compared to $7.5 million in the same period of the prior year. We also made dividend payments of $18.2 million to our shareholders during the first nine months of fiscal

2017, as compared to no payments in the first nine months of fiscal 2016, which was prior to our initiation of a quarterly cash dividend.

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

Liquidity Outlook

We believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We do not contemplate a need for any foreign repatriation of the earnings which are invested indefinitely outside of the U.S. Our foreseeable cash needs include our planned capital expenditures, debt repayment, quarterly cash dividends, share repurchases, acquisitions, if any, lease commitments, restructuring obligations and other long-term obligations.

Revenue Backlog

(In thousands)	August 31, 2017	August 31, 2016
Deferred revenue, primarily related to unexpired maintenance and support contracts	$140,706	$137,883
Multi-year licensing arrangements (1)	19,834	31,101
Total revenue backlog	$160,540	$168,984

(1)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $18.1 million and $29.4 million of the multi-year licensing arrangements as of August 31, 2017 and August 31, 2016, respectively, relate to OEM arrangements in our Data Connectivity and Integration business segment, while the remaining amount relates to arrangements in our OpenEdge business segment.

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

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). ASU 2017-12 intends to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance in ASU 2017-12 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting (ASU 2017-09), which amends the scope of modification accounting for share-based payment awards. The guidance in ASU 2017-09 provides that modification accounting is required only if a change in the terms or conditions of an award results in a change to the fair value, the vesting conditions, or the classification of the award as equity or liability. The guidance in ASU 2017-09 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial position and results of operations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This update requires the performance of an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance in ASU 2017-04 is required for annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently considering whether to adopt this update prior to the required adoption date.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provided in Topic 606 requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the effective date for the Company will be December 1, 2018.

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

Management is currently assessing the impact the adoption of this standard will have on the Company’s consolidated financial statements, but anticipates that the revenue recognition related to accounting for the following transactions will be most impacted:

•
Revenue from term licenses with extended payment terms over the term of the agreement within our Data Connectivity and Integration segment - These transactions are typically recognized when the amounts are billed to the customer under current revenue recognition guidance. In accordance with ASU 2014-09, revenue from term license performance obligations is expected to be recognized upon delivery and revenue from maintenance performance obligations is expected to be recognized over the contract term. To the extent the Company enters into future term licenses with extended payment terms after the adoption of ASU 2014-09, revenue from term licenses with extended payment terms will be recognized prior to the customer being billed and the Company will recognize a net contract asset on the balance sheet. Accordingly, license revenue will be accelerated under ASU 2014-09 as the Company currently does not recognize revenue until the amounts have been billed to the customer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of fiscal year 2017, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2016 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended August 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the third quarter of fiscal year 2017 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
June 2017	31,560	$31.00	31,560	$109,406
July 2017	400,208	31.56	400,208	96,769
August 2017	169,600	31.62	169,600	91,403
Total	601,368	$31.55	601,368	$91,403

(1)
In March 2016, our Board of Directors authorized a $100.0 million share repurchase program. As of August 31, 2017, there was $91.4 million remaining under this authorization. In September 2017, our Board of Directors increased the total share repurchase authorization from the $91.4 million remaining under the previous authorization to $250 million.

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

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended August 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2017 and November 30, 2016; (ii) Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	October 9, 2017	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 9, 2017	/s/ PAUL A. JALBERT
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

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended August 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2017 and November 30, 2016; (ii) Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2017 and 2016; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith