Form 10-K
period 2017-11-30
PROGRESS SOFTWARE CORP /MA
filed 2018-01-26
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to_______.

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
Yes  ☐    No  ☒

As of May 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,381,000,000.

As of January 19, 2018, there were 46,386,883 common shares outstanding.

Documents Incorporated By Reference
Portions of the definitive Proxy Statement in connection with the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III.

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2017

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

Fiscal Year 2017 Highlights

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

On January 16, 2017, we announced a new strategic plan highlighted by a new product strategy and a streamlined operating approach with a tighter focus on areas of strength to more efficiently drive revenue. The key tenets of the new strategic plan are as follows:

•
Streamlined Operating Approach. In fiscal year 2017, we adapted our organization and operating principles to focus primarily on customer and partner retention and success for many of our core products. For selected products that have new customer acquisition potential, we also strengthened our demand generation and high volume, low touch e-commerce capabilities.

•
New Product Strategy. As part of the new strategic plan, we undertook a new product strategy to provide the platform and tools enterprises need to build next generation applications that drive their businesses, known as “Cognitive Applications.” We offer this platform to both new customers and partners as well as our existing OpenEdge partner and customer ecosystems. Our platform for Cognitive Applications makes it easy for developers to build machine learning into their applications, and includes:

◦	Our leading UI development tools, which enable organizations to easily build engaging user interfaces for any device or front end;

◦	Our NativeScript offering, which allows developers to use JavaScript to build native applications across multiple mobile platforms;

◦	A mission-critical back-end-as-a-service platform that runs on any cloud, is secure, high-performing, and highly-scalable while supporting all modern user interfaces;

◦	Automated and intuitive machine learning capabilities for accelerating the creation and delivery of Cognitive Applications;

◦	Our data connectivity and integration capabilities; and

◦	Our business logic and rules capabilities.

•
Restructuring. With the adoption of our new product strategy, we discontinued our investment in our Digital Factory strategy and re-aligned our resources consistent with our core operating approach. To that end, during fiscal year 2017, we implemented restructuring efforts including the consolidation of facilities, implementation of a simplified organizational structure and a reduction of marketing and other external expenses. In addition, we reduced headcount by over 400 employees, totaling over 20% of our workforce. We reduced our full year expenses by over $30 million by the end of fiscal year 2017.

DataRPM Acquisition

On March 1, 2017, we acquired DataRPM for an aggregate sum of $30.0 million. DataRPM is a leader in cognitive predictive maintenance for the industrial IoT (IIoT) market. This acquisition is a key part of the Company's strategy to provide the best platform to build and deliver cognitive-first applications.

Kinvey Acquisition

On June 1, 2017, we acquired Kinvey for an aggregate sum of $49.2 million. Kinvey is the leading Backend-as-a-Service (BaaS) provider and allows developers to set up, use, and operate a cloud backend for any native, hybrid, web, or IoT app built using any development tools. This acquisition, in combination with our existing technologies, enables us to offer the premier platform for building and delivering cognitive business applications.

Share Repurchase Authorization

In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. In fiscal year 2017, we repurchased and retired 2.2 million shares of our common stock for $73.9 million. As of November 30, 2017, there is $220.0 million remaining under this current authorization. We expect to repurchase $120.0 million of our common stock during the fiscal year ended November 30, 2018.

Dividend Declaration

On September 27, 2016, our Board of Directors approved the initiation of a quarterly cash dividend of $0.125 per share of common stock to Progress shareholders. On September 6, 2017, our Board of Directors approved a 12% increase in our quarterly cash dividend to $0.14 per share of common stock. We have declared aggregate per share quarterly cash dividends totaling $0.515 and $0.125 for the years ended November 30, 2017 and 2016, respectively. We have paid aggregate cash dividends totaling $24.1 million and $0 for the years ended November 30, 2017 and 2016, respectively.

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

DataRPM

DataRPM offers an award-winning cognitive predictive maintenance solution for industrial IoT. The patented platform automates predictive modeling, leveraging proprietary Meta Learning capabilities to increase quality, accuracy and timeliness of equipment failure predictions, leading to hundreds of millions of dollars in savings. The technology enables customers such as Jaguar, Samsung and Mitsubishi Heavy Industries to predict and prevent asset failures, and increase yield and efficiencies to generate outcomes for industrial IoT.

Kinvey

Kinvey is a provider of backend as a service technology that enables developers to operate a serverless and compliant cloud backend for any native, hybrid, web or IoT app. From mission-critical consumer and business experiences for global insurance, manufacturing and media companies, to HIPAA-compliant and life-critical apps for healthcare, health implant manufacturers and pharma, Kinvey powers more than 31,000 apps, used by more than 100 million end-users. Kinvey's BaaS serves more than 10 billion API calls a month and was also named a leader and top ranked in the current offering category in "The Forrester Wave™: Mobile Development Platforms, Q4 2016.

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

Progress DataDirect Hybrid Data Pipeline

Progress DataDirect Hybrid Data Pipeline is a data access service that provides simple, secure access to organizations' cloud and on-premises data sources for hybrid cloud applications, such as CRM, data management platforms or hosted analytics. Progress DataDirect Hybrid Data Pipeline represents the first vendor-agnostic hybrid connector that provides secure firewall-friendly access to back-office data from any cloud, independent of vendor or technology. It enables developers to integrate applications and data quickly, no matter where that data lives-on-site, in the cloud or both.

Application Development and Deployment Business Segment

The Application Development and Deployment (AppDev) business segment is focused on serving the evolving needs of our substantial developer community, and on generating net new customers for our application development assets. Substantially all of the products within the AppDev segment were acquired in connection with our acquisition of Telerik, Inc. in December 2014. This business segment has the focus and agility of a start-up, able to react quickly to changes in this rapidly-evolving market. Having a team solely focused on this market enables us to rapidly meet the demands of developers who are seeking to increase their productivity and move toward the cloud.

The solutions within the AppDev Business Segment include:

DevTools

DevTools is a cross-platform, user experience design, quality assurance, debugging and reporting suite for next generation web, mobile, desktop and HTML5 applications. Utilizing DevTools enables developers to focus on business logic and not infrastructure. Included in DevTools are Fiddler and Kendo UI.

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

As of November 30, 2017, we have four primary development offices in North America, two primary development offices in India and one primary development office in EMEA. We spent $77.0 million, $88.6 million, and $88.3 million in fiscal years 2017, 2016 and 2015, respectively, on product development, including capitalized software development costs.

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

Application Partners

Our application partners cover a broad range of markets, offer an extensive library of business applications and are a source of follow-on revenue. We have kept entry costs, consisting primarily of the initial purchase of development licenses, low to encourage a wide variety of application partners to build applications. If an application partner succeeds in marketing its applications, we obtain follow-on revenue as the application partner licenses our deployment products to allow its application to be installed and used by customers. In recent years, a significantly increasing amount of our revenue from application partners has been generated from subscriptions to application partners who have chosen to enable their business applications under a SaaS platform.

Original Equipment Manufacturers

We enter into arrangements with OEMs in which the OEM embeds our products into its solutions, typically either software or technology devices. OEMs typically license the right to embed our products into their solutions and distribute those solutions for initial terms ranging from one to three years. Historically, most of our OEMs have renewed their agreements upon the expiration of the initial term. However, we are not assured that they will continue to renew in the future.

No single customer has accounted for more than 10% of our total revenue in any of our last three fiscal years.

Sales and Marketing

We sell our products and solutions through our direct sales force and indirect channel partners. We have sold our products and solutions to enterprises in over 180 countries. Our sales and field marketing groups are organized primarily by region. We operate by region in North America, Latin America, EMEA and Asia Pacific. We believe this structure allows us to maintain direct contact with our customers and support their diverse market requirements. Our international operations provide focused local sales, support and marketing efforts and are able to respond directly to changes in local conditions.

In addition to our direct sales efforts, we distribute our products through systems integrators, resellers, distributors, and OEM partners in the United States and internationally. Systems integrators typically have expertise in vertical or functional markets. In some cases, they resell our products, bundling them with their broader service offerings. In other cases, they refer sales opportunities for our products to our direct sales force. Distributors sublicense our products and provide service and support within their territories. OEMs embed portions of our technology in their product offerings.

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

Our sales and marketing efforts with respect to certain of our products, including DevTools, differ from our traditional sales and marketing efforts because the target markets are different. For these products, we have designed our marketing and sales model to be efficient for high volumes of lower-price transactions. Our marketing efforts focus on driving traffic to our websites and on generating high quality sales leads, in many cases, consisting of developer end users who download a free evaluation of our software. Our sales efforts then focus on converting these leads into paying customers through a high volume, short duration, sales process. Of particular importance to our target market, we enable our customers to buy our products in a manner convenient to them, whether by purchase order, online with a credit card or through our channel partners.

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

Business Segment and Geographical Information

We operate and report as three distinct business segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment. For additional information on business segments as well as geographical financial information, see Note 16 to our Consolidated Financial Statements in Item 8 of this Form 10-K.

Employees

As of November 30, 2017, we had 1,470 employees worldwide, including 409 in sales and marketing, 219 in customer support and services, 642 in product development and 200 in administration.

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

Revenue forecasting is uncertain, and the failure to meet our forecasts could result in a decline in our stock price. Our revenues, particularly new software license revenues, are difficult to forecast. We use a pipeline system to forecast revenues and trends in our business. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the conversion rate of the pipeline into contracts can be difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and materially adversely impact our business or our planned results of operations. Furthermore, most of our expenses are relatively fixed, including costs of personnel and facilities. Thus, an unexpected reduction in our revenue, or failure to achieve the anticipated rate of growth, would have a material adverse effect on our profitability. If our operating results do not meet our publicly stated guidance or the expectations of investors, our stock price may decline.

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

Weakness in the U.S. and international economies may result in fewer sales of our products and may otherwise harm our business. We are subject to the risks arising from adverse changes in global economic conditions, especially those in the U.S., Europe and Latin America. If global economic conditions weaken, credit markets tighten and/or financial markets are unstable, customers may delay, reduce or forego technology purchases, both directly and through our application partners and OEMs. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations, financial condition or cash flows.

Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. Approximately 44% of our total revenue is generated from sales outside North America. Political and/or financial instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely impact our business. For example, the announcement of the Referendum of the United Kingdom’s (or the U.K.) Membership of the European Union (E.U.) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, resulted in significant volatility in global stock markets and currency exchange rate fluctuations. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results.

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

Fluctuations in foreign currency exchange rates could have an adverse impact on our financial condition and results of operations. Changes in the value of foreign currencies relative to the U.S. dollar have adversely affected our results of operations and financial position. For example, during periods in which the value of the U.S. dollar strengthens in comparison to certain foreign currencies, particularly in Europe, Brazil and Australia, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars. As approximately one-third of our revenue is denominated in foreign currencies, our revenue results have been impacted, and we expect will continue to be impacted, by fluctuations in foreign currency exchange rates.

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

Technology and customer requirements evolve rapidly in our industry, and if we do not continue to develop new products and enhance our existing products in response to these changes, our business could be harmed. Ongoing enhancements to our product sets will be required to enable us to maintain our competitive position and the competitive position of our application partners, distributors/resellers, and OEMs. We may not be successful in developing and marketing enhancements to our products on a timely basis, and any enhancements we develop may not adequately address the changing needs of the marketplace. Overlaying the risks associated with our existing products and enhancements are ongoing technological developments and rapid changes in customer and partner requirements. Our future success will depend upon our ability to develop and introduce in a timely manner new products that take advantage of technological advances and respond to new customer and partner requirements. We may not be successful in developing new products incorporating new technology on a timely basis, and any new products may not adequately address the changing needs of the marketplace. Failure to develop new products and product enhancements that meet market needs in a timely manner could have a material adverse effect on our business, financial condition and operating results.

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

We have made significant investments in furtherance of our Cognitive-First strategy and these investments may not generate the revenues we expect, which could adversely affect our business and financial results. In 2017, we made significant investments in furtherance of our Cognitive First strategy, including two acquisitions. Under our Cognitive First strategy, we provide the platform and tools enterprises need to build next generation applications that drive their businesses, known as “Cognitive First Applications.” Our initial focus in this area is in providing cognitive predictive maintenance solutions for the industrial IoT (IIoT) market.

IIoT is a relatively new market and there are a significant number of competitors in the market.  If the market does not expand as rapidly as we or others expect or if customers adopt competitive solutions rather than our solutions, our IIoT business may not generate the revenues we expect.  Further, our customers and potential customers often begin the process of implementing IIoT with a proof-of-concept evaluation, in some cases with multiple different technology vendors. Our pace of growth in this emerging market will depend on our ability to engage with customers to ensure that their investment moves beyond planning to broader deployment and yields value at their desired speed and expected costs.

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

We may make additional acquisitions or investments in new businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition, results of operations or cash flows. We may make acquisitions of businesses or investments in companies that offer complementary products, services and technologies. Any acquisitions that we do complete involve a number of risks, including the risks of assimilating the operations and personnel of acquired companies, realizing the value of the acquired assets relative to the price paid, distraction of management from our ongoing businesses and potential product disruptions associated with the sale of the acquired company’s products. In addition, an acquisition may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we expected or we may otherwise not realize the expected return on our investments, which could adversely affect our business or operating results and potentially cause impairment to assets that we recorded as a part of an acquisition including intangible assets and goodwill. These factors could have a material adverse effect on our business, financial condition, operating results and cash flows. The consideration we pay for any future acquisitions could include our stock. As a result, future acquisitions could cause dilution to existing shareholders and to earnings per share.

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

Our periodic workforce restructurings can be disruptive. We have in the past restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, change in strategies, acquisitions and other internal and external considerations. In the past, these types of restructurings have resulted in increased restructuring costs and temporary reduced productivity. In addition, we may not achieve or sustain the expected growth or cost savings benefits of these restructurings, or do so within the expected timeframe. These effects could recur in connection with future restructurings and our revenues and other results of operations could be negatively affected.

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

Our business practices with respect to the collection, use and management of personal information could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection. As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. For example, the European Union (EU) and the United States (U.S.) formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This new framework, called the Privacy Shield, is intended to address shortcomings identified by the Court of Justice of the EU in the previous EU-U.S. Safe Harbor Framework, which the Court of Justice invalidated in October 2015. The Privacy Shield and other data transfer mechanisms are likely to be reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers to the U.S. or interruption of such transfers. In the event any court blocks transfers to or from a particular jurisdiction on the basis that no transfer mechanisms are legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, regulatory liabilities or reputational harm. In addition, U.S. and foreign governments have enacted or are considering enacting legislation or regulations, or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact our ability and the ability of our customers and data partners to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide.

Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the EU adopted a new law governing data practices and privacy called the General Data Protection Regulation (GDPR), which becomes effective in May 2018. The law establishes new requirements regarding the handling of personal data. Non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate.

Additionally, public perception and standards related to the privacy of personal information can shift rapidly, in ways that may affect our reputation or influence regulators to enact regulations and laws that may limit our ability to provide certain products. Any failure, or perceived failure, by us to comply with U.S. federal, state, or foreign laws and regulations, including laws and regulations regulating privacy, data security, or consumer protection, or other policies, public perception, standards, self-regulatory requirements or legal obligations, could result in lost or restricted business, proceedings, actions or fines brought against us or levied by governmental entities or others, or could adversely affect our business and harm our reputation.

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

We are required to comply with certain financial and operating covenants under our credit facility and to make scheduled debt payments as they become due; any failure to comply with those covenants or to make scheduled payments could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility. In November 2017, we entered into an amended and restated credit agreement, which consists of a $123.8 million term loan and a $150.0 million revolving loan (and may be increased by an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments). This facility matures in November 2022, at which time any amounts outstanding will be due and payable in full. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions and share repurchases.

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

Our annual operating cash flows may not be sufficient to enable us to meet our targeted capital allocation policy, which could decrease your expected return on investment in Progress stock. In September 2017, we increased our quarterly dividend by 12% and announced a new capital allocation strategy in which we are targeting to return approximately 50% of annual cash flows from operations to stockholders through share repurchases and 25-30% through dividends. Meeting these targets requires us to generate consistent cash flow and have available capital in an amount sufficient to enable us to continue investing in our business. We may not meet these targets if we do not generate the operating cash flows we expect, if we use our available cash to satisfy other priorities, if we have insufficient funds available to make such repurchases and/or dividends or if we are unable to borrow funds under our credit facility.

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

Our business could be negatively impacted as a result of actions by activist stockholders or others. We may be subject to actions or proposals from activist stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to these actions could be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Activist stockholders may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel, potential customers and business partners and may affect our relationships with current customers, vendors, investors and other third parties. In addition, actions of activist stockholders may cause periods of fluctuation in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 1B. Unresolved Staff Comments

As of the date of this report, we do not have any open comments from the U.S. Securities and Exchange Commission (SEC) related to our financial statements or periodic filings with the SEC.

Item 2. Properties

We own our principal administrative, sales, support, marketing, product development and distribution facilities, which are located in three buildings totaling approximately 258,000 square feet in Bedford, Massachusetts. In addition, we maintain offices in leased facilities in various other locations in North America and outside North America, including Australia, Bulgaria, Germany, India, Netherlands, and the United Kingdom. The terms of our leases generally range from one to six years. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed.

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

	Fiscal Year Ended
	November 30, 2017		November 30, 2016
	High	Low	High	Low
First quarter	$32.47	$27.16	$27.11	$22.01
Second quarter	30.70	27.46	26.55	22.57
Third quarter	33.89	28.63	29.80	24.20
Fourth quarter	42.97	33.23	30.24	25.55

On September 27, 2016, our Board of Directors approved the initiation of a quarterly cash dividend of $0.125 per share of common stock to Progress shareholders. On September 6, 2017, our Board of Directors approved a 12% increase in our quarterly cash dividend to $0.14 per share of common stock. On January 5, 2018, our Board of Directors declared a quarterly dividend of $0.14 per share of common stock that will be paid on March 15, 2018 to shareholders of record as of the close of business on March 1, 2018.

As of December 31, 2017, our common stock was held by approximately 164 shareholders of record.

In fiscal year 2015, we repurchased and retired 1.3 million shares of our common stock for $32.9 million under the share repurchase program previously authorized by our Board of Directors. In fiscal year 2016, we repurchased and retired 3.1 million shares of our common stock for $79.2 million under the share repurchase program authorized by our Board of Directors.

In September 2017, our Board of Directors increased the total share repurchase authorization to $250.0 million. In fiscal year 2017, we repurchased and retired 2.2 million shares of our common stock for $73.9 million. As of November 30, 2017, there is $220.0 million remaining under this current authorization.

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for each of the last five fiscal years ended November 30, 2017, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

Comparison of 5 Year Cumulative Total Return(1)
Among Progress Software Corporation, the NASDAQ Composite Index and the
NASDAQ Computer Index

(1) $100 invested on November 30, 2012 in stock or index, including reinvestment of dividends.

November 30,	2012	2013	2014	2015	2016	2017
Progress Software Corporation	$100.00	$130.23	$129.59	$119.29	$147.04	$205.57
NASDAQ Composite	100.00	134.38	157.04	169.71	176.85	228.35
NASDAQ Computer	100.00	126.06	159.08	172.03	184.51	260.94

Item 6. Selected Financial Data

The following table sets forth selected financial data for the last five fiscal years (in thousands, except per share data):

Year Ended November 30,	2017	2016	2015	2014	2013
Revenue	$397,572	$405,341	$377,554	$332,533	$333,996
Income (loss) from operations	70,614	(29,709)	14,754	80,740	63,740
Income (loss) from continuing operations	37,417	(55,726)	(8,801)	49,458	39,777
Net income (loss)	37,417	(55,726)	(8,801)	49,458	74,907
Basic earnings (loss) per share from continuing operations	0.78	(1.13)	(0.17)	0.97	0.73
Diluted earnings (loss) per share from continuing operations	0.77	(1.13)	(0.17)	0.96	0.72
Cash dividends declared per common share	0.515	0.125	—	—	—
Cash, cash equivalents and short-term investments	183,609	249,754	241,279	283,268	231,440
Total assets	718,718	754,827	877,123	702,756	682,187
Long-term debt, including current portion	121,909	135,000	144,375	—	—
Shareholders’ equity	376,084	406,629	522,464	543,245	513,654

Fiscal year 2016 amounts have been impacted by a $92.0 million impairment charge related to the goodwill of the Application Development and Deployment reporting unit. Refer to Note 6 to the Consolidated Financial Statements for additional details. Fiscal years 2017, 2016, and 2015 amounts have been impacted by the acquisition of Telerik AD. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 7 to the Consolidated Financial Statements for additional details. We also entered into a credit agreement during fiscal year 2015 to partially fund our acquisition of Telerik AD, which was amended and restated during fiscal year 2017. Refer to Note 8 to the Consolidated Financial Statements for additional details.

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

On January 16, 2017, we announced a new strategic plan highlighted by a new product strategy and a streamlined operating approach with a tighter focus on areas of strength to more efficiently drive revenue. The key tenets of the new strategic plan are as follows:

•
Streamlined Operating Approach. In fiscal year 2017, we adapted our organization and operating principles to focus primarily on customer and partner retention and success for many of our core products. For selected products that have new customer acquisition potential, we also strengthened our demand generation and high volume, low touch e-commerce capabilities.

•
New Product Strategy. As part of the new strategic plan, we undertook a new product strategy to provide the platform and tools enterprises need to build next generation applications that drive their businesses, known as “Cognitive Applications.” We offer this platform to both new customers and partners as well as our existing OpenEdge partner and customer ecosystems. Our platform for Cognitive Applications makes it easy for developers to build machine learning into their applications, and includes:

◦	Our leading UI development tools, which enable organizations to easily build engaging user interfaces for any device or front end;

◦	Our NativeScript offering, which allows developers to use JavaScript to build native applications across multiple mobile platforms;

◦	A mission-critical back-end-as-a-service platform that runs on any cloud, is secure, high-performing, and highly-scalable while supporting all modern user interfaces;

◦	Automated and intuitive machine learning capabilities for accelerating the creation and delivery of Cognitive Applications;

◦	Our data connectivity and integration capabilities; and

◦	Our business logic and rules capabilities.

•
Restructuring. With the adoption of our new product strategy, we discontinued our investment in our Digital Factory strategy and re-aligned our resources consistent with our core operating approach. To that end, during fiscal year 2017, we implemented restructuring efforts including the consolidation of facilities, implementation of a simplified organizational structure and a reduction of marketing and other external expenses. In addition, we reduced headcount by over 400 employees, totaling over 20% of our workforce. We reduced our full year expenses by over $30 million by the end of fiscal year 2017.

On March 1, 2017, we acquired DataRPM for an aggregate sum of $30.0 million. DataRPM is a leader in cognitive predictive maintenance for the industrial IoT (IIoT) market. This acquisition is a key part of the Company's strategy to provide the best platform to build and deliver cognitive-first applications.

On June 1, 2017, we acquired Kinvey for an aggregate sum of $49.2 million. Kinvey is the leading Backend-as-a-Service (BaaS) provider and allows developers to set up, use, and operate a cloud backend for any native, hybrid, web, or IoT app built using any development tools. This acquisition, in combination with our existing technologies, enables us to offer the premier platform for building and delivering cognitive business applications.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. For example, in fiscal years 2015 and 2016, the value of the U.S. dollar strengthened in comparison to certain foreign currencies, including in Europe, Brazil and Australia. Since approximately one-third of our revenue is denominated in foreign currency, our revenue results during those periods were negatively impacted. The impact of foreign exchange did not result in a material impact on revenue during fiscal year 2017. We expect that future fluctuations in foreign currency exchange rates will impact our results.

In September 2017, we announced a new capital allocation strategy pursuant to which we are targeting to return approximately 50% of our annual cash flows from operations to stockholders in the form of share repurchases and 25-30% through dividends. To that end, our Board of Directors increased our total share repurchase authorization to $250.0 million. In fiscal year 2017, we repurchased and retired 2.2 million shares of our common stock for $73.9 million. As of November 30, 2017, there is $220.0 million remaining under this current authorization. We expect to repurchase $120.0 million of shares of our common stock in fiscal year 2018. However, the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and we may choose to suspend, expand or discontinue the repurchase program at any time.

On September 6, 2017, our Board of Directors approved a 12% increase in our quarterly cash dividend to $0.14 per share of common stock. We began paying quarterly cash dividends of $0.125 per share of common stock to Progress shareholders in December 2016. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy. However, we may terminate or modify this program at any time without notice. On January 5, 2018, our Board of Directors declared a quarterly dividend of $0.14 per share of common stock that will be paid on March 15, 2018 to shareholders of record as of the close of business on March 1, 2018.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "New Tax Legislation") was signed into law. The New Tax Legislation had no impact on the Company’s operating results, cash flows and financial condition in the fiscal year ended November 30, 2017. The New Tax Legislation will impact the Company’s operating results, cash flows, and financial condition beginning in the fiscal year ended November 30, 2018 and the Company is currently evaluating the extent of the impact. The New Tax Legislation includes a number of provisions, including the reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The New Tax Legislation also includes provisions that may partially offset the benefit of such rate reduction, including the repeal of the deduction for domestic production activities.

As a result of the New Tax Legislation, we expect to realize a one-time tax benefit or expense for the remeasurement of deferred tax assets and liabilities. The effect of the international provisions of the New Tax Legislation, which generally establish a territorial-style system for taxing foreign-source income of domestic multinational corporations, are still being analyzed. Based on preliminary analysis, the deemed repatriation tax on unremitted foreign earnings and profits and the remeasurement of our deferred tax assets and liabilities is not expected to have a material impact on our consolidated financial statements. The Company will continue to analyze such impacts and record any such amounts in fiscal 2018. Other international provision of New Tax Legislation, including the provisions for global intangible low-taxed income and foreign-derived intangible income, will not become effective for the Company until fiscal 2019.

In September 2017, Praesidium Investment Management, one of our largest shareholders, publicly announced its disagreement with our strategy in a Schedule 13D filed with the Securities and Exchange Commission and stated that it was seeking changes in the composition of our Board of Directors. In fiscal year 2017, we incurred professional and other fees relating to Praesidium’s actions. We expect to continue to incur these fees in fiscal year 2018.

Results of Operations

Fiscal Year 2017 Compared to Fiscal Year 2016

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2017	November 30, 2016	As Reported	Constant Currency
Revenue	$397,572	$405,341	(2)%	(2)%

Total revenue decreased $7.8 million, or 2%, in fiscal year 2017 as compared to fiscal year 2016. Revenue would have decreased by the same percentage if exchange rates had been constant in fiscal year 2017 as compared to exchange rates in fiscal year 2016. Changes in prices from fiscal year 2016 to 2017 did not have a significant impact on our revenue.

License Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2017	November 30, 2016	As Reported	Constant Currency
License	$124,406	$134,863	(8)%	(8)%
As a percentage of total revenue	31%	33%

Software license revenue decreased $10.5 million, or 8%, in fiscal year 2017 as compared to fiscal year 2016. Software license revenue would have decreased by the same percentage if exchange rates had been constant in fiscal year 2017 as compared to exchange rates in effect in fiscal year 2016. The decrease in license revenue is primarily due to decreases in license revenue in North America from products included in our Data Connectivity and Integration segment, due to the timing of certain OEM renewal agreements.

Maintenance and Services Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2017	November 30, 2016	As Reported	Constant Currency
Maintenance	$241,398	$238,377	1%	1%
As a percentage of total revenue	61%	59%
Professional services	$31,768	$32,101	(1)%	(1)%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$273,166	$270,478	1%	1%
As a percentage of total revenue	69%	67%

Maintenance and services revenue increased $2.7 million in fiscal year 2017 as compared to fiscal year 2016. Maintenance revenue increased 1% and professional services revenue decreased 1% compared to the prior year. The increase in maintenance revenue is primarily due to higher maintenance revenue from our DevTools and Sitefinity products included in our Application Development and Deployment segment. The decrease in services revenue is primarily due to lower revenue from our OpenEdge segment partially offset by higher professional services revenue generated by our Application Development and Deployment segment.

Revenue by Region

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2017	November 30, 2016	As Reported	Constant Currency
North America	$223,942	$229,203	(2)%	(2)%
As a percentage of total revenue	56%	57%
EMEA	$130,359	$130,818	—%	1%
As a percentage of total revenue	33%	32%
Latin America	$21,158	$21,156	—%	(6)%
As a percentage of total revenue	5%	5%
Asia Pacific	$22,113	$24,164	(8)%	(10)%
As a percentage of total revenue	6%	6%

Total revenue generated in North America decreased $5.3 million, and total revenue generated outside North America decreased $2.5 million, in fiscal year 2017 as compared to fiscal year 2016. The decrease in North America was primarily due to license revenue decreases in our Data Connectivity and Integration segment. The decrease in Asia Pacific is primarily due to maintenance revenue decreases in our OpenEdge segment related to a single, large customer not renewing maintenance, and also related to a large deal in our Data Connectivity and Integration segment with a customer in Japan that occurred in the second quarter of fiscal year 2016.

Total revenue generated in markets outside North America represented 44% of total revenue in fiscal year 2017 compared to 43% of total revenue in fiscal year 2016. If exchange rates had remained constant in fiscal year 2017 as compared to the exchange rates in effect in fiscal year 2016, total revenue generated in markets outside North America would have remained at 44% of total revenue.

Revenue by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
OpenEdge segment	$276,172	$276,267	—%
Data Connectivity and Integration segment	40,955	48,009	(15)%
Application Development and Deployment segment	80,445	81,065	(1)%
Total revenue	$397,572	$405,341	(2)%

Revenue in the OpenEdge segment remained flat in fiscal year 2017 as compared to fiscal year 2016, primarily due to higher license sales and software-as-a-service revenue offset by decreases in maintenance and services revenue. Revenue in the OpenEdge segment would have remained flat if exchange rates had been constant in fiscal year 2017 as compared to exchange rates in fiscal year 2016. Data Connectivity and Integration revenue decreased $7.1 million, or 15%, in fiscal year 2017 as compared to fiscal year 2016, primarily due to the timing of certain OEM renewals. Application Development and Deployment revenue decreased $0.6 million, or 1%, year over year primarily as a result of a decrease in license revenue, offset by higher maintenance revenue from our DevTools and Sitefinity products.

Cost of Software Licenses

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Cost of software licenses	$5,752	$5,456	5%
As a percentage of software license revenue	5%	4%
As a percentage of total revenue	1%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution costs, duplication and packaging. Cost of software licenses increased $0.3 million, or 5%, in fiscal year 2017 as compared to fiscal year 2016, and increased as a percentage of software license revenue from 4% to 5%. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Cost of maintenance and services	$43,299	$44,760	(3)%
As a percentage of maintenance and services revenue	16%	17%
As a percentage of total revenue	11%	11%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services decreased $1.5 million, or 3%, in fiscal year 2017 as compared to fiscal year 2016, and decreased as a percentage of maintenance and services revenue from 17% to 16%. The decrease in cost of maintenance and services is primarily due to lower compensation-related costs resulting from a decrease in headcount.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Amortization of acquired intangibles	$20,108	$15,496	30%
As a percentage of total revenue	5%	4%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles increased $4.6 million, or 30%, in fiscal year 2017 as compared to fiscal year 2016. The increase was primarily due to the addition of intangible assets associated with the technology obtained in connection with the acquisitions of DataRPM in the second quarter of fiscal year 2017 and Kinvey in the third quarter of fiscal year 2017, partially offset by the impairment of intangible assets associated with the technology obtained in connection with the acquisition of Modulus as well as the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Gross profit	$328,413	$339,629	(3)%
As a percentage of total revenue	83%	84%

Our gross profit decreased $11.2 million, or 3%, in fiscal year 2017 as compared to fiscal year 2016, and our gross profit as a percentage of total revenue decreased from 84% to 83% compared to fiscal year 2016. The dollar decrease is primarily due to the decreases of license revenue and increases of amortization of acquired intangibles as described above.

Sales and Marketing

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Sales and marketing	$96,345	$121,501	(21)%
As a percentage of total revenue	24%	30%

Sales and marketing expenses decreased $25.2 million, or 21%, in fiscal year 2017 as compared to fiscal year 2016, and decreased as a percentage of total revenue from 30% to 24%. The decrease in sales expenses was primarily due to lower compensation-related and travel costs as a result of the headcount reduction actions which occurred in the first quarter of fiscal year 2017, as well as a decrease in spending on marketing programs.

Product Development

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Product development	$76,988	$88,587	(13)%
As a percentage of total revenue	19%	22%

Product development expenses decreased $11.6 million, or 13%, in fiscal year 2017 as compared to fiscal year 2016, and decreased as a percentage of revenue from 22% to 19%. The decrease in product development expense is primarily due to lower compensation-related costs as a result of the headcount reduction actions which occurred in the first quarter of fiscal year 2017.

General and Administrative

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
General and administrative	$45,739	$46,532	(2)%
As a percentage of total revenue	12%	11%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased $0.8 million, or 2%, in fiscal year 2017 as compared to fiscal year 2016, and increased as a percentage of revenue from 11% to 12%. The dollar decrease was primarily due to lower compensation-related costs as a result of the headcount reduction actions which occurred in the first quarter of fiscal year 2017.

Impairment of Goodwill

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Impairment of goodwill	$—	$92,000	(100)%
As a percentage of total revenue	—%	23%

During fiscal year 2017, we tested goodwill for impairment for each of our reporting units as of October 31, 2017. Our reporting units each had fair values which significantly exceeded their carrying values as of the annual impairment date. As a result, we did not recognize any goodwill impairment charges during fiscal year 2017.

During fiscal year 2016, we tested goodwill for impairment for each of our reporting units as of October 31, 2016. Our OpenEdge and Data Connectivity and Integration reporting units had fair values which significantly exceeded their carrying values as of the annual impairment date. Our Application Development and Deployment reporting unit did not pass the first step of the impairment test. As a result, we recorded a $92.0 million goodwill impairment charge related to the Application Development and Deployment reporting unit (see Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information on the impairment charge).

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Amortization of acquired intangibles	$13,039	$12,735	2%
As a percentage of total revenue	3%	3%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased slightly in fiscal year 2017 due to the addition of intangible assets obtained in connection with the acquisitions of DataRPM and Kinvey, which occurred in the second and third quarters of fiscal year 2017, respectively.

Impairment of Intangible Assets

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Impairment of intangible assets	$—	$5,051	(100)%
As a percentage of total revenue	—%	1%

During fiscal year 2017, we did not impair the value of any intangible assets.

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

Fees Related to Shareholder Activist

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Fees related to shareholder activist	$2,020	$—	100%
As a percentage of total revenue	1%	—%

In September 2017, Praesidium Investment Management, one of our largest shareholders, publicly announced its disagreement with our strategy in a Schedule 13D filed with the Securities and Exchange Commission and stated that it was seeking changes in the composition of our Board of Directors. In fiscal year 2017, we incurred professional and other fees relating to Praesidium’s actions.

Restructuring Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Restructuring expenses	$22,210	$1,692	1,213%
As a percentage of total revenue	6%	—%

We incurred restructuring expenses of $22.2 million in fiscal year 2017 as compared to $1.7 million in fiscal year 2016. Restructuring expenses recorded in fiscal year 2017 relate to the restructuring activities occurring in the first fiscal quarter of 2017. See Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Acquisition-related expenses	$1,458	$1,240	18%
As a percentage of total revenue	—%	—%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional services fees, including third-party legal and valuation-related fees, as well as retention fees, and earn-out payments treated as compensation expense. Acquisition-related expenses in fiscal year 2017 relate to the acquisitions of DataRPM and Kinvey, which occurred in the second and third quarters of fiscal year 2017, respectively. Acquisition-related expenses in fiscal year 2016 relate primarily to retention bonuses associated with our Telerik acquisition. See Note 7 to the consolidated financial statements for additional details.

Income (Loss) from Operations

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Income (loss) from operations	$70,614	$(29,709)	(338)%
As a percentage of total revenue	18%	(7)%

Income from operations increased $100.3 million, or 338%, in fiscal year 2017 as compared to fiscal year 2016. As discussed above, the increase was primarily driven by the impairment of goodwill during fiscal year 2016 as well as the headcount reduction actions that began in the first quarter of fiscal year 2017. The increase was partially offset by the restructuring expenses recorded in fiscal year 2017 as well as the decreases of license revenue and increases of amortization of acquired intangibles as described above.

Income (Loss) from Operations by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
OpenEdge segment	$203,675	$203,329	—%
Data Connectivity and Integration segment	31,626	35,249	(10)%
Application Development and Deployment segment	53,800	40,885	32%
Other unallocated expenses	(218,487)	(309,172)	29%
Total income (loss) from operations	$70,614	$(29,709)	338%

Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: certain product development and corporate sales and marketing expenses, customer support, administration, amortization and impairment of acquired intangibles, impairment of goodwill, stock-based compensation, fees related to shareholder activist, restructuring, and acquisition-related expenses.

Other (Expense) Income, Net

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Interest expense	$(4,631)	$(4,178)	11%
Interest income and other, net	921	839	10%
Foreign currency loss, net	(1,317)	(2,232)	(41)%
Total other (expense) income, net	$(5,027)	$(5,571)	10%
As a percentage of total revenue	(1)%	(1)%

Total other expense, net decreased $0.5 million in fiscal year 2017 as compared to fiscal year 2016 primarily due to a foreign currency loss of $1.3 million in fiscal year 2017 compared to a foreign currency loss of $2.2 million in fiscal year 2016. The change in foreign currency gains/losses is a result of movements in exchange rates and the impact during fiscal year 2017 on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Provision for income taxes	$28,170	$20,446	38%
As a percentage of total revenue	7%	5%

Our effective income tax rate was 43% in fiscal year 2017 and (58)% in fiscal year 2016. In fiscal year 2016, our rate was impacted unfavorably as a result of the goodwill impairment expense that is not tax deductible, partially offset by a $2.7 million release of a valuation allowance on state research and development tax credits recorded in the fourth quarter of fiscal year 2016 and the out-of-period benefit described below.

During the preparation of our condensed consolidated financial statements for the three months ended May 31, 2016, we identified an error in our prior year income tax provision whereby income tax expense was overstated for the year ended November 30, 2015 by $2.7 million related to our tax treatment of an intercompany gain. We determined that the error is not material to the prior year financial statements. We also concluded that recording an out-of-period correction would not be material and corrected this error by recording an out-of-period $2.7 million tax benefit in our interim financial statements for the period ended May 31, 2016.

Net Income (Loss)

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	Percentage Change
Net income (loss)	$37,417	$(55,726)	167%
As a percentage of total revenue	9%	(14)%

Fiscal 2016 Compared to Fiscal 2015

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2016	November 30, 2015	As Reported	Constant Currency
Revenue	$405,341	$377,554	7%	9%

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

Cost of maintenance and services consists primarily of costs of providing customer support, consulting and education. Cost of maintenance and services increased $3.8 million, or 9%, in fiscal year 2016 as compared to fiscal year 2015, and remained flat as a percentage of maintenance and services revenue year over year. The increase in cost of maintenance and services is primarily due to higher compensation-related costs as a result of an increase in headcount in fiscal year 2016 as compared to the prior fiscal year.

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

Product development expenses increased $1.7 million, or 2%, in fiscal year 2016 as compared to fiscal year 2015, and decreased as a percentage of revenue from 23% to 22%. The increase in product development expense during fiscal year 2016 is primarily due to higher compensation-related costs, most significantly in stock-based compensation costs, as a result of an increase in headcount as compared to the prior fiscal year. This increase was offset by the elimination of capitalized product development costs primarily as a result of our decision to replace our internally developed cloud-based mobile application development technology with technology acquired in connection with the acquisition of Telerik.

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

During fiscal year 2016, we tested goodwill for impairment for each of our reporting units as of October 31, 2016. Our OpenEdge and Data Connectivity and Integration reporting units had fair values which significantly exceeded their carrying values as of the annual impairment date. Our Application Development and Deployment reporting unit did not pass the first step of the impairment test. As a result, we recorded a $92.0 million goodwill impairment charge related to the Application Development and Deployment reporting unit (see Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information on the impairment charge).

During fiscal year 2015, we tested goodwill for impairment for each of our reporting units as of October 31, 2015. Our reporting units each had fair values which significantly exceeded their carrying values as of the annual impairment date. As a result, we did not recognize any goodwill impairment charges during fiscal year 2015.

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

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional services fees, including third-party legal and valuation-related fees, as well as retention fees, and earn-out payments treated as compensation expense. Acquisition-related expenses in fiscal year 2016 were minimal. Acquisition-related expenses in fiscal year 2015 resulted primarily from expenses related to the Telerik acquisition completed in the first quarter of fiscal year 2015. See Note 7 to the consolidated financial statements for additional details.

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

Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: certain product development and corporate sales and marketing expenses, customer support, administration, amortization and impairment of acquired intangibles, impairment of goodwill, stock-based compensation, fees related to shareholder activist, restructuring, and acquisition-related expenses.

Other (Expense) Income, Net

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Interest expense	$(4,178)	$(3,788)	10%
Interest income and other, net	839	1,446	(42)%
Foreign currency loss	(2,232)	(58)	(3,748)%
Total other (expense) income, net	$(5,571)	$(2,400)	(132)%
As a percentage of total revenue	(1)%	(1)%

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

Net (Loss) Income

	Fiscal Year Ended
(In thousands)	November 30, 2016	November 30, 2015	Percentage Change
Net (loss) income	$(55,726)	$(8,801)	(533)%
As a percentage of total revenue	(14)%	(2)%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	November 30, 2017	November 30, 2016
Cash and cash equivalents	$133,464	$207,036
Short-term investments	50,145	42,718
Total cash, cash equivalents and short-term investments	$183,609	$249,754

The decrease in cash, cash equivalents and short-term investments of $66.1 million from the end of fiscal year 2016 was due to payments for acquisitions of $77.2 million, repurchases of common stock of $73.9 million, dividend payments of $24.1 million, payments of debt obligations in the amount of $11.3 million, equity grant withholding payments of $3.8 million, and payments of capital expenditures of $3.4 million. These cash outflows were partially offset by cash inflows from operations of $105.7 million, the effect of exchange rates on cash of $11.8 million, and $10.0 million in cash received from the issuance of common stock. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments held by our foreign subsidiaries was $36.5 million and $26.8 million at November 30, 2017 and 2016, respectively. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, they would be subject to taxation in the U.S., but would be offset by foreign tax credits. We do not believe this has a material adverse impact on our liquidity.

Share Repurchases

In fiscal year 2015, we repurchased and retired 1.3 million shares of our common stock for $32.9 million under the share repurchase program previously authorized by our Board of Directors. In fiscal year 2016, we repurchased and retired 3.1 million shares of our common stock for $79.2 million under the share repurchase program authorized by our Board of Directors.

In September 2017, our Board of Directors increased the total share repurchase authorization to $250.0 million. In fiscal year 2017, we repurchased and retired 2.2 million shares of our common stock for $73.9 million. As of November 30, 2017, there is $220.0 million remaining under this current authorization. We expect to repurchase $120.0 million of shares of our common stock in fiscal year 2018. However, the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and we may choose to suspend, expand or discontinue the repurchase program at any time.

Dividends

On September 27, 2016, our Board of Directors approved the initiation of a quarterly cash dividend of $0.125 per share of common stock to Progress shareholders. On September 6, 2017, our Board of Directors approved a 12% increase in our quarterly cash dividend to $0.14 per share of common stock. We have declared aggregate per share quarterly cash dividends totaling $0.515 and $0.125 for the years ended November 30, 2017 and 2016, respectively. We have paid aggregate cash dividends totaling $24.1 million and $0 for the years ended November 30, 2017 and 2016, respectively.

On January 5, 2018, our Board of Directors declared a quarterly dividend of $0.14 per share of common stock that will be paid on March 15, 2018 to shareholders of record as of the close of business on March 1, 2018. We expect to continue paying dividends in subsequent quarters.

Restructuring Activities

During the fourth quarter of fiscal year 2016, our management approved, committed to and initiated plans to make strategic changes to our organization as a result of the appointment of our new Chief Executive Officer during the period. In connection with the new organizational structure, we eliminated the positions of Chief Product Officer and Chief Revenue Officer. As part of this fourth quarter restructuring, for the fiscal year ended November 30, 2017, we did not incur any expenses and do not expect to incur additional material costs with respect to this restructuring. For the fiscal year ended November 30, 2016, we incurred expenses of $1.5 million. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

During the first quarter of fiscal year 2017, we announced certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by over 20%. These workforce reductions occurred in substantially all functional units and across all geographies in which we operate.

During the fourth quarter of fiscal year 2017, we incurred additional costs with respect to this restructuring, including reduction in redundant positions primarily within the product development and sales functions. We also consolidated offices in various locations during fiscal year 2017 and expect additional expenses related to facility closures during the first quarter of fiscal year 2018. We do not expect these additional costs to be material. As part of this fiscal year 2017 restructuring, for the fiscal year ended November 30, 2017, we incurred expenses of $22.1 million, which are recorded as restructuring expenses in the consolidated statements of operations.

Credit Facility

On November 20, 2017, we entered into an amended and restated credit agreement (the "Credit Agreement") with certain lenders, which provides for a $123.8 million secured term loan and a $150 million secured revolving credit facility (the "Credit Facilities"). The revolving credit facility may be made available in U.S. Dollars and certain other currencies and may be increased by up to an additional $125 million if the existing or additional lenders are willing to make such increased commitments. The amended Credit Agreement modifies our existing credit facilities by extending the maturity date to November 20, 2022, extending the principal repayments of the term loan, and modifying the interest rates applicable to the borrowings. No additional amounts were borrowed as part of this modification.

The amended Credit Agreement replaces our previous credit agreement dated December 2, 2014, which was set to mature on December 2, 2019. We borrowed the term loan included in our Credit Agreement to partially fund our acquisition of Telerik, as described in Note 7. Loans under the previous credit agreement could be prepaid before maturity in whole or in part at our option without penalty or premium. At the time we entered into the amended Credit Agreement, there were no revolving loans and $1.4 million letters of credit outstanding, which were incorporated into the new credit facility.

The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

Interest rates for the term loan and revolving credit facility are based upon our leverage ratio and determined based on an index selected at our option. The rates would range from 1.50% to 2.00% above the Eurodollar rate for Eurodollar-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates (LIBOR) for those currencies. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required and ranges from 0.25% to 0.35% per annum based on our leverage ratio. The average interest rate of the credit facility during the fiscal year ended November 30, 2017 was 2.76% and the interest rate as of November 30, 2017 was 2.88%.

The credit facility matures on November 20, 2022, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of November 30, 2017 was $123.8 million, with $6.2 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2018. The principal repayment amounts are in accordance with the following schedule: (i) eight payments of $1.5 million each, (ii) four payments of $2.3 million each, (iii) four payments of $3.1 million each, (iv) three payments of $3.9 million each, and (v) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of November 30, 2017, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Revolving loans may be borrowed, repaid and reborrowed until November 20, 2022, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three-month interval in the case of loans with interest periods greater than three months) with respect to LIBO rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBO rate loans. As of November 30, 2017, there were no amounts outstanding under the revolving line and $1.4 million of letters of credit.

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these financial covenants as of November 30, 2017.

Cash Flows from Operating Activities

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	November 30, 2015
Net income (loss)	$37,417	$(55,726)	$(8,801)
Non-cash reconciling items included in net income (loss)	57,081	159,675	66,438
Changes in operating assets and liabilities	11,188	(1,104)	46,903
Net cash flows from operating activities	$105,686	$102,845	$104,540

Cash generated from operations in fiscal year 2017 increased by approximately $2.8 million, or 3%, as compared to fiscal year 2016. The increase in cash generated from operations was primarily due to the year-over-year difference in changes in non-cash reconciling items included in net income (loss) and higher operating income. The most significant non-cash reconciling items included in net income (loss) in fiscal year 2016 include a $92.0 million impairment charge related to the goodwill of the Application Development and Deployment reporting unit and a $5.1 million impairment charge related to intangible assets obtained in connection with the acquisition of Modulus (see Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information on the impairment charges). We did not record any impairment charges in fiscal year 2017.

The significant changes in operating assets and liabilities in fiscal year 2017 as compared to fiscal year 2016 were primarily driven by an increase in total deferred revenue resulting from an increase in deferred services revenue and Telerik multi-year maintenance renewals. Also, net tax payments made in fiscal year 2017 were $26.0 million, compared to $22.0 million in fiscal year 2016. In addition, our gross accounts receivable as of November 30, 2017 decreased by $4.9 million from the end of fiscal year 2016. Days sales outstanding (DSO) in accounts receivable was 47 days at the end of fiscal year 2017, compared to 50 days at the end of fiscal year 2016 and 52 days at the end of fiscal year 2015.

The decrease in cash generated from operations in fiscal year 2016 compared to fiscal year 2015 was primarily due to the year-over-year difference in changes in operating assets and liabilities, partially offset by higher operating income in fiscal year 2016 when excluding the impact of non-cash reconciling items included in net losses in both years. The significant non-cash reconciling items included in net loss in fiscal year 2016 include a $92 million impairment charge related to the goodwill of the

Application Development and Deployment reporting unit (see Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information on the impairment charge).

Cash Flows from Investing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	November 30, 2015
Net investment activity	$(8,821)	$(15,216)	$(9,552)
Proceeds from sale of property, plant and equipment, net	1,557	—	—
Purchases of property and equipment	(3,377)	(5,786)	(7,184)
Capitalized software costs	—	—	(1,661)
Payments for acquisitions, net of cash acquired	(77,150)	—	(246,275)
Proceeds from divestitures	—	—	4,500
Other investing activities	—	—	(36)
Net cash flows (used in) from investing activities	$(87,791)	$(21,002)	$(260,208)

Net cash inflows and outflows of our net investment activity is primarily a result of the timing of our purchases and maturities of securities, which are classified as short-term investments, and the timing of acquisitions and divestitures. In fiscal year 2017, we acquired DataRPM and Kinvey for a net cash amount of $77.2 million and we acquired Telerik during fiscal year 2015 for a net cash amount of $246.3 million, which was funded through a combination of existing cash resources and a $150 million term loan discussed below in Cash Flows from Financing Activities. We did not complete any acquisitions during fiscal year 2016. In addition, we spent $3.4 million on property and equipment and capitalized software costs in fiscal year 2017 as compared to $5.8 million in the fiscal year 2016 and $8.8 million in fiscal year 2015.

Cash Flows from Financing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	November 30, 2015
Proceeds from stock-based compensation plans	$10,025	$9,918	$13,069
Repurchases of common stock	(73,936)	(79,188)	(32,868)
Dividend payment to shareholders	(24,127)	—	—
Proceeds from the issuance of debt, net of payments of principal and debt issuance costs	(12,424)	(9,375)	142,588
Other financing activities	(2,852)	(3,548)	(4,489)
Net cash flows from financing activities	$(103,314)	$(82,193)	$118,300

During fiscal year 2017, we received $10.0 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan, as compared to $9.9 million in fiscal year 2016 and $13.1 million is fiscal year 2015. In addition, in fiscal year 2017, we repurchased $73.9 million of our common stock, compared to repurchases of $79.2 million and $32.9 million, net of unsettled trades, in fiscal years 2016 and 2015, respectively. Further, in fiscal year 2017, we made $24.1 million of dividend payments to shareholders, compared to no payments in 2016 and 2015. Most significantly, during fiscal year 2015, we received net proceeds of $142.6 million from the issuance of debt, whereas we made principal and debt issuance cost payments on our debt in the amount of $12.4 million and $9.4 million during fiscal years 2017 and 2016.

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

Liquidity Outlook

We believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements through at least the next twelve months. We do not contemplate a need for any foreign repatriation of the earnings which are deemed invested indefinitely outside of the U.S. Our foreseeable cash needs include our planned capital expenditures, debt repayments, quarterly cash dividends, share repurchases, lease commitments, restructuring obligations and other long-term obligations.

Revenue Backlog

(In thousands)	November 30, 2017	November 30, 2016
Deferred revenue, primarily related to unexpired maintenance and support contracts	$142,288	$137,761
Multi-year licensing arrangements (1)	17,150	26,368
Total revenue backlog	$159,438	$164,129

(1)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $14.8 million and $25.2 million of the multi-year licensing arrangements as of November 30, 2017 and November 30, 2016, respectively, relate to OEM arrangements in our Data Connectivity and Integration business segment, while the remaining amount relates to arrangements in our OpenEdge business segment.

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

Contractual Obligations

The following table details our contractual obligations as of November 30, 2017 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt:
Principal payments	$123,750	$6,188	$15,469	$102,093	$—
Interest payments (1)	15,058	3,491	6,415	5,152	—
Operating leases	23,191	5,841	9,927	3,706	3,717
Purchase obligations (2)	5,415	3,038	2,055	322	—
Unrecognized tax benefits (3)	—	—	—	—	—
Total	$167,414	$18,558	$33,866	$111,273	$3,717

(1)
Interest on the long-term debt is due and payable monthly and is estimated using the effective interest rate as of November 30, 2017 as the interest rate is variable. See Note 8 to the Consolidated Financial Statements appearing in Item 8 of this Form 10-K for additional information.

(2)	Represents the fixed or minimum amounts due under purchase obligations for support service agreements.

(3)
Our other noncurrent liabilities in the consolidated balance sheet include unrecognized tax benefits and related interest and penalties. As of November 30, 2017, we had unrecognized tax benefits of $4.5 million and an additional $0.5 million for interest and penalties classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table. See Note 14 to the Consolidated Financial Statements appearing in Item 8 of this Form 10-K for additional information.

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

Goodwill and Intangible Asset Impairment

We had goodwill and net intangible assets of $409.9 million at November 30, 2017. We evaluate goodwill and other intangible assets with indefinite useful lives, if any, for impairment annually or on an interim basis when events and circumstances arise that indicate impairment may have occurred. We perform our annual goodwill impairment as of October 31st of each fiscal year. We believe this date aligns the timing of the annual goodwill impairment testing with our planning and budgeting process, which is a key component of the tests, and alleviates administrative burden during our year-end reporting period.

In performing our annual assessment, we first perform a qualitative test to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value and if necessary, perform a quantitative test. To conduct the quantitative impairment test of goodwill, we compare the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow models or other valuation models, such as comparative transactions and market multiples. We must make assumptions about future cash flows, future operating plans, discount rates, comparable companies, market multiples, purchase price premiums and other factors in those models. Different assumptions and judgment determinations could yield different conclusions that would result in an impairment charge to income in the period that such change or determination was made.

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

The determination of reporting units also requires management judgment. We consider whether a reporting unit exists within a reportable segment based on the availability of discrete financial information that is regularly reviewed by segment management. Our three reporting units were OpenEdge, Data Connectivity and Integration, and Application Development and Deployment as of November 30, 2017.

During fiscal year 2017, we tested goodwill for impairment for each of our reporting units as of October 31, 2017. Our reporting units each had fair values which significantly exceeded their carrying values as of the annual impairment date. We did not recognize any goodwill impairment charges during fiscal years 2017 or 2015.

During fiscal year 2016, we tested goodwill for impairment for each of our reporting units as of October 31, 2016. Our OpenEdge and Data Connectivity and Integration reporting units had fair values which significantly exceeded their carrying values as of the annual impairment date. Our Application Development and Deployment reporting unit (which includes Telerik) did not pass the first step of the impairment test. As a result, we recorded a $92.0 million goodwill impairment charge related to the Application Development and Deployment reporting unit (see Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information on the impairment charge).

Income Tax Accounting

We have a net deferred tax liability of $1.7 million at November 30, 2017. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting (ASU 2017-09), which amends the scope of modification accounting for share-based payment awards. The guidance in ASU 2017-09 provides that modification accounting is required only if a change in the terms or conditions of an award results in a change to the fair value, the vesting conditions, or the classification of the award as equity or liability. The guidance in ASU 2017-09 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact of the adoption of this standard on our consolidated financial position and results of operations.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The guidance in ASU 2017-01 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this update during the fourth quarter of fiscal year 2017 and the adoption did not have a material impact on our consolidated financial position and results of operations.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance in ASU 2016-09 is required for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact of the adoption of this standard on our consolidated financial position and results of operations.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Accordingly, upon adoption in the first quarter of fiscal 2017, we reclassified $1.0 million from other assets to long-term debt in our consolidated balance sheet. Prior to fiscal year 2017 and the adoption of ASU 2015-03, the unamortized portion of debt issuance costs were recorded in other assets in our consolidated balance sheet.

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

Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company plans to adopt this ASU in accordance with the full retrospective approach, effective December 1, 2018. Fiscal year 2019 quarterly results, and comparative prior periods, will be prepared in accordance with ASC Topic 606. The first Annual Report on Form 10-K issued in accordance with ASC Topic 606 will be for the period ended November 30, 2019.

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

•
Revenue from transactions with multiple elements within our Application Development and Deployment segment (i.e., sales of perpetual licenses with maintenance and/or support) - These transactions are currently recognized ratably over the associated maintenance period as the Company does not have VSOE for maintenance or support. Under ASU 2014-09, the requirement to have VSOE for undelivered elements that exists under current guidance is eliminated. Accordingly, the Company will recognize a portion of the sales price as revenue upon delivery of the license instead of recognizing the entire sales price ratably over the maintenance period.

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

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets or other long-term liabilities on the consolidated balance sheets at the end of each reporting period and expire from 30 days to 366 days. In fiscal year 2017, realized and unrealized gains of $9.4 million from our forward contracts were recognized in foreign currency loss, net in the consolidated statements of operations. These gains were substantially offset by realized and unrealized losses and gains on the offsetting positions.

Foreign currency translation exposure from a 10% movement of currency exchange rates would have a material impact on our reported revenue and net income. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 3%, or $12 million, and our net income would be adversely affected by approximately 5%, or $2 million (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding foreign currency forward contracts at November 30, 2017 and 2016 where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2017		November 30, 2016
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$119,192	$(27)	$74,690	$(6,597)
Forward contracts to purchase U.S. dollars	462	—	1,673	(19)
Total	$119,654	$(27)	$76,363	$(6,616)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended November 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Progress Software Corporation and subsidiaries as of November 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of November 30, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 26, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 26, 2018

PROGRESS SOFTWARE CORPORATION
Consolidated Balance Sheets

(In thousands, except share data)	November 30, 2017	November 30, 2016
Assets
Current assets:
Cash and cash equivalents	$133,464	$207,036
Short-term investments	50,145	42,718
Total cash, cash equivalents and short-term investments	183,609	249,754
Accounts receivable (less allowances of $676 in 2017 and $1,143 in 2016)	61,210	65,678
Other current assets	18,588	20,621
Total current assets	263,407	336,053
Property and equipment, net	42,261	50,105
Intangible assets, net	94,894	80,827
Goodwill	315,041	278,067
Deferred tax assets	1,123	6,601
Other assets	1,992	3,174
Total assets	$718,718	$754,827
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	5,819	15,000
Accounts payable	9,000	12,991
Accrued compensation and related taxes	32,373	26,212
Dividends payable to shareholders	6,619	6,067
Income taxes payable	1,173	1,509
Other accrued liabilities	20,496	12,999
Short-term deferred revenue	132,538	128,960
Total current liabilities	208,018	203,738
Long-term debt	116,090	120,000
Long-term deferred revenue	9,750	8,801
Deferred tax liabilities	2,809	3,901
Other noncurrent liabilities	5,967	11,758
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $.01 par value; authorized, 200,000,000 shares; issued and outstanding, 47,281,035 in 2017 and 48,536,516 in 2016	473	485
Additional paid-in capital	249,363	239,011
Retained earnings	145,247	195,694
Accumulated other comprehensive loss	(18,999)	(28,561)
Total shareholders’ equity	376,084	406,629
Total liabilities and shareholders’ equity	$718,718	$754,827

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share data)	November 30, 2017	November 30, 2016	November 30, 2015
Revenue:
Software licenses	$124,406	$134,863	$130,250
Maintenance and services	273,166	270,478	247,304
Total revenue	397,572	405,341	377,554
Costs of revenue:
Cost of software licenses	5,752	5,456	5,979
Cost of maintenance and services	43,299	44,760	40,933
Amortization of acquired intangibles	20,108	15,496	16,830
Total costs of revenue	69,159	65,712	63,742
Gross profit	328,413	339,629	313,812
Operating expenses:
Sales and marketing	96,345	121,501	124,867
Product development	76,988	88,587	86,924
General and administrative	45,739	46,532	57,294
Impairment of goodwill and intangible assets	—	97,051	—
Amortization of acquired intangibles	13,039	12,735	12,745
Fees related to shareholder activist	2,020	—	—
Restructuring expenses	22,210	1,692	12,989
Acquisition-related expenses	1,458	1,240	4,239
Total operating expenses	257,799	369,338	299,058
Income (loss) from operations	70,614	(29,709)	14,754
Other (expense) income:
Interest expense	(4,631)	(4,178)	(3,788)
Interest income and other, net	921	839	1,446
Foreign currency loss, net	(1,317)	(2,232)	(58)
Total other expense, net	(5,027)	(5,571)	(2,400)
Income (loss) before income taxes	65,587	(35,280)	12,354
Provision for income taxes	28,170	20,446	21,155
Net income (loss)	$37,417	$(55,726)	$(8,801)

Earnings (loss) per share:
Basic	$0.78	$(1.13)	$(0.17)
Diluted	$0.77	$(1.13)	$(0.17)
Weighted average shares outstanding:
Basic	48,129	49,481	50,391
Diluted	48,516	49,481	50,391

Cash dividends declared per common share	$0.515	$0.125	$—

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	November 30, 2015
Net income (loss)	$37,417	$(55,726)	$(8,801)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,655	(3,843)	(10,849)
Unrealized loss on investments, net of tax benefit of $60 in 2017, $53 in 2016, and $30 in 2015	(93)	(90)	(53)
Total other comprehensive income (loss), net of tax	9,562	(3,933)	(10,902)
Comprehensive income (loss)	$46,979	$(59,659)	$(19,703)

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2014	50,677	$507	$209,271	$347,193	$(13,726)	$543,245
Issuance of stock under employee stock purchase plan	226	2	4,429	—	—	4,431
Exercise of stock options	449	4	8,365	—	—	8,369
Vesting of restricted stock units	714	7	—	—	—	7
Withholding tax payments related to net issuance of restricted stock units	(215)	(3)	(5,628)	—	—	(5,631)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	2	608	—	—	610
Stock-based compensation	—	—	24,004	—	—	24,004
Treasury stock repurchases and retirements	(1,271)	(13)	(13,625)	(19,230)	—	(32,868)
Net loss	—	—	—	(8,801)	—	(8,801)
Other comprehensive loss	—	—	—	—	(10,902)	(10,902)
Balance, November 30, 2015	50,580	506	227,424	319,162	(24,628)	522,464
Issuance of stock under employee stock purchase plan	266	3	5,325	—	—	5,328
Exercise of stock options	260	2	4,696	—	—	4,698
Vesting of restricted stock units and release of deferred stock units	700	7	—	—	—	7
Withholding tax payments related to net issuance of restricted stock units	(156)	(2)	(3,982)	—	—	(3,984)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	489	—	—	489
Stock-based compensation	—	—	22,541	—	—	22,541
Dividends declared	—	—	—	(6,067)	—	(6,067)
Treasury stock repurchases and retirements	(3,113)	(31)	(17,482)	(61,675)	—	(79,188)
Net loss	—	—	—	(55,726)	—	(55,726)
Other comprehensive loss	—	—	—	—	(3,933)	(3,933)
Balance, November 30, 2016	48,537	485	239,011	195,694	(28,561)	406,629

Issuance of stock under employee stock purchase plan	220	2	4,898	—	—	4,900
Exercise of stock options	203	2	5,106	—	—	5,108
Vesting of restricted stock units and release of deferred stock units	660	7	—	—	—	7
Withholding tax payments related to net issuance of restricted stock units	(118)	(1)	(3,755)	—	—	(3,756)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	679	—	—	679
Stock-based compensation	—	—	14,153	—	—	14,153
Dividends declared	—	—	—	(24,679)	—	(24,679)
Treasury stock repurchases and retirements	(2,221)	(22)	(10,729)	(63,185)	—	(73,936)
Net income	—	—	—	37,417	—	37,417
Other comprehensive income	—	—	—	—	9,562	9,562
Balance, November 30, 2017	47,281	$473	$249,363	$145,247	$(18,999)	$376,084

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	November 30, 2015
Cash flows from operating activities:
Net income (loss)	$37,417	$(55,726)	$(8,801)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,526	8,506	9,394
Amortization of acquired intangibles and other	35,370	30,815	32,286
Stock-based compensation	14,153	22,541	24,004
Changes in fair value of contingent consideration obligation	—	—	(1,508)
Loss on disposal of property and equipment	416	370	41
Impairment of goodwill and long-lived assets	—	97,051	4,962
Deferred income taxes	474	1,307	(1,845)
Excess tax benefits from stock plans	(904)	(436)	(1,349)
Allowances for bad debt and sales credits	46	(479)	453
Changes in operating assets and liabilities:
Accounts receivable	6,442	647	3,747
Other assets	2,813	(3,925)	5,428
Accounts payable and accrued liabilities	673	(3,094)	(370)
Income taxes payable	892	109	2,481
Deferred revenue	368	5,159	35,617
Net cash flows from operating activities	105,686	102,845	104,540
Cash flows from investing activities:
Purchases of investments	(40,380)	(41,691)	(24,178)
Sales and maturities of investments	31,559	26,475	14,626
Purchases of property and equipment	(3,377)	(5,786)	(7,184)
Capitalized software development costs	—	—	(1,661)
Payments for acquisitions, net of cash acquired	(77,150)	—	(246,275)
Proceeds from sale of property, plant and equipment, net	1,557	—	—
Proceeds from divestitures, net	—	—	4,500
Decrease in other noncurrent assets	—	—	(36)
Net cash flows used in investing activities	(87,791)	(21,002)	(260,208)
Cash flows from financing activities:
Proceeds from stock-based compensation plans	10,025	9,918	13,069
Purchase of common stock related to withholding taxes from issuance of restricted stock units	(3,756)	(3,984)	(5,631)
Repurchases of common stock	(73,936)	(79,188)	(32,868)
Dividend payment to shareholders	(24,127)	—	—
Excess tax benefit from stock plans	904	436	1,349
Proceeds from the issuance of debt	—	—	150,000
Payment of long-term debt	(11,250)	(9,375)	(5,625)
Payment of issuance costs for long-term debt	(1,174)	—	(1,785)
Payment of contingent consideration	—	—	(209)
Net cash flows (used in) from financing activities	(103,314)	(82,193)	118,300
Effect of exchange rate changes on cash	11,847	(4,993)	(13,335)
Net decrease in cash and equivalents	(73,572)	(5,343)	(50,703)
Cash and equivalents, beginning of year	207,036	212,379	263,082
Cash and equivalents, end of year	$133,464	$207,036	$212,379

Supplemental disclosure:
Cash paid for income taxes, net of refunds of $3,997 in 2017, $1,379 in 2016, and $2,264 in 2015	$25,992	$22,031	$17,036
Cash paid for interest	$3,597	$3,157	$2,725
Non-cash financing activity:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$20,089	$17,213	$18,714
Dividends declared	$6,619	$6,067	$—

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

Cash Equivalents and Investments

Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. As of November 30, 2017, all of our cash equivalents were invested in money market funds.

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

A summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	November 30, 2017	November 30, 2016	November 30, 2015
Beginning balance	$741	$1,421	$1,646
Charge (credit) to costs and expenses	204	(256)	271
Write-offs and other	(437)	(370)	(512)
Translation adjustments	(10)	(54)	16
Ending balance	$498	$741	$1,421

A summary of activity in the allowance for sales credit memos is as follows (in thousands):

	November 30, 2017	November 30, 2016	November 30, 2015
Beginning balance	$402	$772	$946
(Credit) charge to revenue	(158)	(223)	182
Write-offs and other	(69)	(144)	(332)
Translation adjustments	3	(3)	(24)
Ending balance	$178	$402	$772

Concentrations of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivative instruments and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We hold our cash and cash equivalents, investments and derivative instrument contracts with high quality financial institutions and we monitor the credit ratings of those institutions. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. No single customer represented more than 10% of consolidated accounts receivable or revenue in fiscal years 2017, 2016 or 2015.

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
During the fiscal years ended November 30, 2017, 2016, and 2015, there were $0, $0, and $1.3 million of internal use software development costs capitalized, respectively. Amortization expense related to internal use software totaled $0.6 million, $1.0 million, and $1.3 million during the fiscal years ended November 30, 2017, 2016, and 2015, respectively. During the second and fourth quarters of fiscal year 2015, we incurred impairment charges of $1.5 million and $1.0 million, respectively, related to software development costs capitalized for assets no longer deployed.

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

In performing our annual assessment, we first perform a qualitative test and if necessary, perform a quantitative test. To conduct the quantitative impairment test of goodwill, we compare the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow models or other valuation models, such as comparative transactions and market multiples. We did not recognize any goodwill impairment charges during fiscal years 2017 or 2015. During fiscal year 2016, we recorded a $92.0 million goodwill impairment charge related to the Application Development and Deployment reporting unit (Note 6).

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

Comprehensive (Loss) Income

The components of comprehensive loss include, in addition to net income (loss), unrealized gains and losses on investments and foreign currency translation adjustments.

Accumulated other comprehensive loss by components, net of tax (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on investments	Total
Balance, December 1, 2015	$(24,582)	$(46)	$(24,628)
Other comprehensive loss before reclassifications	(3,843)	(90)	(3,933)
Net other comprehensive loss	(3,843)	(90)	(3,933)
Balance, December 1, 2016	$(28,425)	$(136)	$(28,561)
Other comprehensive income (loss) before reclassifications	9,655	(93)	9,562
Net other comprehensive income (loss)	9,655	(93)	9,562
Balance, November 30, 2017	$(18,770)	$(229)	$(18,999)

The tax effect on accumulated unrealized losses on investments was minimal as of November 30, 2017, November 30, 2016, and November 30, 2015.

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

Advertising Costs

Advertising costs are expensed as incurred and were $1.5 million, $2.9 million, and $2.5 million in fiscal years 2017, 2016, and 2015, respectively.

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

Fees Related to Shareholder Activist

In September 2017, Praesidium Investment Management, one of our largest shareholders, publicly announced its disagreement with our strategy in a Schedule 13D filed with the Securities and Exchange Commission and stated that it was seeking changes in the composition of our Board of Directors. In fiscal year 2017, we incurred professional and other fees relating to Praesidium’s actions.

Acquisition-Related Costs

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional services fees, including third-party legal and valuation-related fees, as well as retention fees and earn-out payments treated as compensation expense. We incurred $1.5 million, $1.2 million, and $4.2 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations, for the fiscal years ended November 30, 2017, November 30, 2016, and November 30, 2015, respectively.

Restructuring Charges

Our restructuring charges are comprised primarily of costs related to property abandonment, including future lease commitments, net of any sublease income, and associated leasehold improvements; and employee termination costs related to headcount reductions. We recognize and measure restructuring liabilities initially at fair value when the liability is incurred. We incurred $22.2 million, $1.7 million, and $13.0 million of restructuring related costs, which are included in restructuring expenses in our consolidated statement of operations, for the fiscal years ended November 30, 2017, November 30, 2016, and November 30, 2015, respectively.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting (ASU 2017-09), which amends the scope of modification accounting for share-based payment awards. The guidance in ASU 2017-09 provides that modification accounting is required only if a change in the terms or conditions of an award results in a change to the fair value, the vesting conditions, or the classification of the award as equity or liability. The guidance in ASU 2017-09 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact of the adoption of this standard on our consolidated financial position and results of operations.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (ASU 2017-01). ASU 2017-01 provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The guidance in ASU 2017-01 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this update during the fourth quarter of fiscal year 2017 and the adoption did not have a material impact on our consolidated financial position and results of operations.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance in ASU 2016-09 is required for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact of the adoption of this standard on our consolidated financial position and results of operations.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. Accordingly, upon adoption in the first quarter of fiscal 2017, we reclassified $1.0 million from other assets to long-term debt in our consolidated balance sheet. Prior to fiscal year 2017 and the adoption of ASU 2015-03, the unamortized portion of debt issuance costs were recorded in other assets in our consolidated balance sheet.

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

Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company plans to adopt this ASU in accordance with the full retrospective approach, effective December 1, 2018. Fiscal year 2019 quarterly results, and comparative prior periods, will be prepared in accordance with ASC Topic 606. The first Annual Report on Form 10-K issued in accordance with ASC Topic 606 will be for the period ended November 30, 2019.

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

•
Revenue from transactions with multiple elements within our Application Development and Deployment segment (i.e., sales of perpetual licenses with maintenance and/or support) - These transactions are currently recognized ratably over the associated maintenance period as the Company does not have VSOE for maintenance or support. Under ASU 2014-09, the requirement to have VSOE for undelivered elements that exists under current guidance is eliminated. Accordingly, the Company will recognize a portion of the sales price as revenue upon delivery of the license instead of recognizing the entire sales price ratably over the maintenance period.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2017 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$130,547	$—	$—	$130,547
Money market funds	2,917	—	—	2,917
State and municipal bond obligations	40,458	—	(231)	40,227
U.S. treasury bonds	3,517	—	(26)	3,491
Corporate bonds	6,463	—	(36)	6,427
Total	$183,902	$—	$(293)	$183,609

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2016 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$196,863	$—	$—	$196,863
Money market funds	10,173	—	—	10,173
State and municipal bond obligations	32,831	—	(107)	32,724
U.S. treasury bonds	6,542	—	(29)	6,513
Corporate bonds	3,485	—	(4)	3,481
Total	$249,894	$—	$(140)	$249,754

Such amounts are classified on our consolidated balance sheets as follows (in thousands):

	November 30, 2017		November 30, 2016
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$130,547	$—	$196,863	$—
Money market funds	2,917	—	10,173	—
State and municipal bond obligations	—	40,227	—	32,724
U.S. treasury bonds	—	3,491	—	6,513
Corporate bonds	—	6,427	—	3,481
Total	$133,464	$50,145	$207,036	$42,718

The fair value of debt securities by contractual maturity is as follows (in thousands):

	November 30, 2017	November 30, 2016
Due in one year or less	$22,333	$21,172
Due after one year (1)	27,812	21,546
Total	$50,145	$42,718

(1)
Includes state and municipal bond obligations, U.S. treasury bonds, and corporate bonds, which are securities representing investments available for current operations and are classified as current in the consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of November 30, 2017 or November 30, 2016.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire from 30 days to 366 days. At November 30, 2017, $0.2 million and $0.2 million was recorded in other accrued liabilities and other assets in the consolidated balance sheet, respectively. At November 30, 2016, $6.6 million was recorded in other noncurrent liabilities. In fiscal year 2017, realized and unrealized gains of $9.4 million from our forward contracts were recognized in foreign currency loss, net in the consolidated statement of operations. In fiscal years 2016 and 2015, realized and unrealized losses of $4.0 million and $4.6 million, respectively, from our forward contracts were recognized in foreign currency loss, net in the consolidated statements of operations. These gains and losses were substantially offset by realized and unrealized losses and gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2017		November 30, 2016
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$119,192	$(27)	$74,690	$(6,597)
Forward contracts to purchase U.S. dollars	462	—	1,673	(19)
Total	$119,654	$(27)	$76,363	$(6,616)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2017 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$2,917	$2,917	$—	$—
State and municipal bond obligations	40,227	—	40,227	—
U.S. treasury bonds	3,491	—	3,491	—
Corporate bonds	6,427	—	6,427	—
Liabilities
Foreign exchange derivatives	$(27)	$—	$(27)	$—

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

Nonrecurring Fair Value Measurements

We did not have any nonrecurring fair value measurements as of November 30, 2017.

During fiscal year 2016, certain assets were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).

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

The fair value measurements of intangible assets were determined using an income-based valuation methodology, which incorporates unobservable inputs, including discounted expected cash flows over the remaining estimated useful life of the technology, thereby classifying the fair value as a Level 3 measurement within the fair value hierarchy. The expected cash flows include subscription fees to be collected from existing customers using the platform, offset by hosting fees and compensation related costs to be incurred over the remaining estimated useful lives.

The following table presents nonrecurring fair value measurements as of November 30, 2016 (in thousands):

	Total Fair Value	Total Losses
Goodwill allocated to the Application Development and Deployment reporting unit	$46,965	$92,000
Intangible assets	—	5,051

Note 5: Property and Equipment

Property and equipment consists of the following (in thousands):

	November 30, 2017	November 30, 2016
Computer equipment and software	$50,588	$47,978
Land, buildings and leasehold improvements	50,229	53,291
Furniture and fixtures	7,211	7,080
Capitalized software development costs	2,955	2,955
Property and equipment, gross	110,983	111,304
Less accumulated depreciation and amortization	(68,722)	(61,199)
Property and equipment, net	$42,261	$50,105

Depreciation and amortization expense related to property and equipment was $7.5 million, $8.5 million, and $9.4 million for the years ended November 30, 2017, 2016, and 2015, respectively.

Note 6: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	November 30, 2017			November 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$154,301	$(88,224)	$66,077	$109,886	$(68,116)	$41,770
Customer-related	67,802	(46,230)	21,572	67,602	(35,852)	31,750
Trademarks and trade names	17,740	(10,495)	7,245	15,140	(7,833)	7,307
Total	$239,843	$(144,949)	$94,894	$192,628	$(111,801)	$80,827

We amortize intangible assets assuming no expected residual value. Amortization expense related to these intangible assets was $33.1 million, $28.2 million and $29.6 million in fiscal years 2017, 2016 and 2015, respectively.

The increase in intangible assets during fiscal year 2017 is primarily related to the acquisitions of DataRPM Corporation (DataRPM) in March 2017 and Kinvey Inc. (Kinvey) in June 2017 (Note 7).

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

Future amortization expense for intangible assets as of November 30, 2017 is as follows (in thousands):

2018	$36,378
2019	35,253
2020	10,272
2021	9,550
2022	3,441
Total	$94,894

Goodwill

Changes in the carrying amount of goodwill for fiscal years 2017 and 2016 are as follows (in thousands):

	November 30, 2017	November 30, 2016
Balance, beginning of year	$278,067	$369,985
Additions	36,934	—
Impairment	—	(92,000)
Translation adjustments	40	82
Balance, end of year	$315,041	$278,067

The additions to goodwill during fiscal year 2017 are related to the acquisitions of DataRPM in March 2017 and Kinvey in June 2017 (Note 7).

Changes in the carrying amount of goodwill by reportable segment for fiscal year 2017 are as follows (in thousands):

	November 30, 2016	Additions	Translation Adjustments	November 30, 2017
OpenEdge	$212,062	$36,934	$40	$249,036
Data Connectivity and Integration	19,040	—	—	19,040
Application Development and Deployment	46,965	—	—	46,965
Total goodwill	$278,067	$36,934	$40	$315,041

Impairment of Goodwill

We assess the impairment of goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

During fiscal year 2017, we tested goodwill for impairment for each of our reporting units as of October 31, 2017. Our reporting units each had fair values which significantly exceeded their carrying values as of the annual impairment date. We did not recognize any goodwill impairment charges during fiscal years 2017 or 2015.

During fiscal year 2016, we recognized a $92 million goodwill impairment loss related to our Application Development and Deployment reporting unit. To determine the fair value of our Application Development and Deployment reporting unit as part of the two-step test for goodwill impairment as of October 31, 2016, we concluded that a combination of the income approach and the market approach was most appropriate. The fair value of this reporting unit was negatively impacted by reduced future growth expectations resulting from a comprehensive review of our strategy and operations by our Chief Executive Officer, our Board of Directors, and the executive management team. Based on this analysis, the implied fair value of goodwill was substantially lower than the carrying value of goodwill for the reporting unit, resulting in the $92 million goodwill impairment loss. This impairment loss was recorded to impairment of goodwill within operating expenses in our fiscal year 2016 consolidated statement of operations.

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

Note 7: Business Combinations

Kinvey Acquisition

On June 1, 2017, we acquired by merger 100% of the outstanding securities of Kinvey for an aggregate sum of $49.2 million, which includes approximately $0.3 million held-back from the founder of Kinvey as an incentive to remain with the Company for at least two years following the acquisition. The $0.3 million held-back is being recorded to expense over the service period. Kinvey is a privately-held company providing Backend-as-a-Service (BaaS), which allows developers to set up, use, and operate a cloud backend for any native, hybrid, web, or IoT app built using any development tools. This acquisition, in combination with our existing frontend technologies, cognitive capabilities from DataRPM, our strong business logic and rules capabilities, and our strong data connectivity technologies, enables us to offer a premier platform for building and delivering cognitive business applications. The acquisition was accounted for as a business combination, and accordingly, the results of operations of Kinvey are included in our operating results as part of the OpenEdge business segment from the date of acquisition. We paid the purchase price in cash from available funds.

The total consideration, less the $0.3 million held-back discussed above, which is considered to be a compensation arrangement, was allocated to Kinvey's tangible assets, identifiable intangible assets and assumed liabilities based on their estimated fair values. The excess of the total consideration, less the amount held-back from the founder, over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price was completed in the fourth quarter of fiscal year 2017 upon the finalization of our valuation of identifiable intangible assets and deferred taxes.

The allocation of the purchase price is as follows (in thousands):

	Total	Life
Net working capital	$(963)
Property, plant and equipment	26
Purchased technology	22,100	5 Years
Trade name	1,800	5 Years
Customer relationships	100	5 Years
Net deferred tax assets	1,465
Goodwill	24,351
Net assets acquired	$48,879

The fair value of the intangible assets was estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to price the acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital.

Deferred taxes include deferred tax liabilities resulting from the tax effects of fair value adjustments related to identifiable intangible assets, which are more than offset by the value of deferred tax assets acquired from Kinvey. Tangible assets acquired and assumed liabilities were recorded at fair value.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $24.4 million of goodwill, which is not deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration paid, but are required to be expensed as incurred. During the fiscal year ended November 30, 2017, we incurred approximately $1.1 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations.

We have not disclosed the amount of revenues and earnings of Kinvey since acquisition, nor pro forma financial information, as those amounts are not significant to our consolidated financial statements.

DataRPM Acquisition

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

The total consideration, less the fair value of the granted restricted stock units discussed above, which are considered compensation arrangements, was allocated to DataRPM’s tangible assets, identifiable intangible assets and assumed liabilities based on their estimated fair values. The excess of the total consideration, less the fair value of the restricted stock units, over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. The allocation of the purchase price was completed in the fourth quarter of fiscal year 2017 upon the finalization of our valuation of identifiable intangible assets and deferred taxes.

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

As discussed above, approximately $1.7 million of the total consideration was paid to DataRPM’s founders in restricted stock units, subject to a vesting schedule and continued employment. We concluded that the restricted stock units are compensation arrangements and we are recognizing stock-based compensation expense in accordance with the vesting schedule over the service period of the awards, which is 2 years. During the fiscal year ended November 30, 2017, we incurred $0.4 million of stock-based compensation expense related to these restricted stock units, which is included in operating expenses in our consolidated statement of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration transferred, but are required to be expensed as incurred. During the fiscal year ended November 30, 2017, we incurred approximately $0.4 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations.

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

We funded the acquisition through a combination of existing cash resources and a term loan.

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred, but are required to be expensed as incurred. During the fiscal years ended November 30, 2016 and 2015, we incurred approximately $1.1 million and $3.7 million of acquisition-related costs, respectively, which are included in acquisition-related expenses in our consolidated statement of operations. There were no additional acquisition-related expenses incurred during the fiscal year ended November 30, 2017.

In connection with the acquisition of Telerik, we agreed to provide retention bonuses to certain Telerik employees as an incentive for those employees to remain with Telerik for at least 1 year following the acquisition. We concluded that the retention bonuses for these individuals, which totaled approximately $2.2 million, were compensation arrangements and recognized these costs over the one-year service period. During the fiscal year ended November 30, 2015, we incurred $2.2 million of expense related to the retention bonuses, which are included in the acquisition-related expenses in our consolidated statement of operations discussed above. There were no additional expenses related to the retention bonuses incurred during the fiscal years ended November 30, 2016 and 2017 as the entire amount accrued during fiscal year 2015 was paid in December 2015.

The operations of Telerik and the related goodwill are included in our operating results as part of the Application Development and Deployment segment from the date of acquisition. The amount of revenue of Telerik included in our consolidated statement of operations during the fiscal years ended November 30, 2017, 2016 and 2015 was $75.3 million, $75.3 million, and $41.8 million, respectively. The revenue of Telerik products and maintenance is primarily recognized ratably over the maintenance period, which is generally one year, as VSOE of fair value cannot be established for such maintenance. The amount of pretax losses of Telerik included in our consolidated statement of operations during the fiscal years ended November 30, 2017, 2016 and 2015 were $12.3 million, $32.2 million, and $54.1 million, respectively. The pretax losses include the amortization expense for fiscal years 2017, 2016, and 2015 of approximately $24.6 million related to the acquired intangible assets discussed above.

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

Note 8: Term Loan and Line of Credit

On November 20, 2017, we entered into an amended and restated credit agreement (the "Credit Agreement") with certain lenders (the "Lenders"), JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and Citizens Bank, N.A., as Syndication Agents, Bank of America, N.A., Citibank, N.A., Silicon Valley Bank, and Santander Bank, N.A., as Documentation Agents, and JPMorgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger, which provides for a $123.8 million secured term loan and a $150.0 million secured revolving credit facility (the "Credit Facilities"). The revolving credit facility may be made available in U.S. Dollars and certain other currencies and may be increased by up to an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments. The amended Credit Agreement modifies our existing credit facilities by extending the maturity date to November 20, 2022, extending the principal repayments of the term loan, and modifying the interest rates applicable to the borrowings. No additional amounts were borrowed as part of this modification.

The amended Credit Agreement replaces our previous credit agreement dated December 2, 2014, which was set to mature on December 2, 2019. We borrowed the term loan included in our previous credit agreement to partially fund our acquisition of Telerik, as described in Note 7. Loans under the previous credit agreement could be prepaid before maturity in whole or in part at our option without penalty or premium. At the time we entered into the amended Credit Agreement, there were no revolving loans and $1.4 million letters of credit outstanding, which were incorporated into the new credit facility.

The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

Interest rates for the term loan and revolving credit facility are based upon our leverage ratio and determined based on an index selected at our option. The rates would range from 1.50% to 2.00% above the Eurodollar rate for Eurodollar-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates (LIBOR) for those currencies. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required and ranges from 0.25% to 0.35% per annum based on our leverage ratio. The average interest rate of the credit facility during the fiscal year ended November 30, 2017 was 2.76% and the interest rate as of November 30, 2017 was 2.88%.

The credit facility matures on November 20, 2022, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of November 30, 2017 was $123.8 million, with $6.2 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2018. The principal repayment amounts are in accordance with the following schedule: (i) eight payments of $1.5 million each, (ii) four payments of $2.3 million each, (iii) four payments of $3.1 million each, (iv) three payments of $3.9 million each, and (v) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of November 30, 2017, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Costs incurred in connection with the debt modification of $1.2 million, along with $0.7 million of unamortized debt issuance costs related to the previous credit agreement, are recorded as debt issuance costs as a direct deduction from the carrying value of the debt liability in our consolidated balance sheet as of November 30, 2017. These costs are being amortized over the term of the debt agreement using the effective interest rate method. Prior to fiscal year 2017 and the adoption of ASU 2015-03, the unamortized portion of debt issuance costs were recorded in other assets in our consolidated balance sheet (Note 1). Amortization expense related to debt issuance costs of $0.4 million, $0.4 million, and $0.4 million for the fiscal years ended November 30, 2017, 2016, and 2015, respectively, is recorded within interest expense in our consolidated statements of operations.

Revolving loans may be borrowed, repaid and reborrowed until November 20, 2022, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three-month interval in the case of loans with interest periods greater than three months) with respect to LIBO rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of LIBO rate loans. As of November 30, 2017, there were no amounts outstanding under the revolving line and $1.4 million of letters of credit.

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

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these financial covenants as of November 30, 2017.

As of November 30, 2017, aggregate principal payments of long-term debt for the next five years and thereafter are (in thousands):

2018	$6,188
2019	6,188
2020	9,281
2021	12,375
2022	89,718
Total	$123,750

Note 9: Commitments and Contingencies

Leasing Arrangements

We lease certain facilities and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2017 (in thousands):

2018	$5,841
2019	5,172
2020	4,755
2021	2,201
2022	1,505
Thereafter	3,717
Total	$23,191

Our operating lease arrangements are subject to customary renewal and base rental fee escalation clauses. Total rent expense, net of sublease income which is insignificant, under operating lease arrangements was approximately $6.9 million, $8.0 million and $8.6 million in fiscal years 2017, 2016 and 2015, respectively.

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

Note 10: Shareholders’ Equity

Preferred Stock

Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. As of November 30, 2017, there was no preferred stock issued or outstanding.

Common Stock

We have 200,000,000 shares of authorized common stock, $0.01 par value per share, of which 47,281,035 were issued and outstanding at November 30, 2017.

There were 92,817 deferred stock units (DSUs) outstanding at November 30, 2017. Each DSU represents one share of our common stock and all DSU grants have been made to non-employee members of our Board of Directors. DSUs do not have voting rights and can only be converted into common stock when the recipient ceases to be a member of the Board of Directors or a change in control of the Company occurs. During the fiscal year ended November 30, 2017, we released 22,545 DSUs as a result of two individuals leaving our Board of Directors.

Common Stock Repurchases

In fiscal year 2015, we repurchased and retired 1.3 million shares for $32.9 million under the share repurchase program previously authorized by our Board of Directors. In fiscal year 2016, we repurchased and retired 3.1 million shares of our common stock for $79.2 million under the share repurchase program authorized by our Board of Directors.

In September 2017, our Board of Directors increased the total share repurchase authorization to $250.0 million. In fiscal year 2017, we repurchased and retired 2.2 million shares of our common stock for $73.9 million. As of November 30, 2017, there is $220.0 million remaining under this current authorization.

Dividends

On September 27, 2016, our Board of Directors approved the initiation of a quarterly cash dividend of $0.125 per share of common stock to Progress shareholders. On September 6, 2017, our Board of Directors approved a 12% increase in our quarterly cash dividend to $0.14 per share of common stock. We have declared aggregate per share quarterly cash dividends totaling $0.515 and $0.125 for the years ended November 30, 2017 and 2016, respectively. We have paid aggregate cash dividends totaling $24.1 million and $0 for the years ended November 30, 2017 and 2016, respectively.

Note 11: Stock-Based Compensation

We currently have one shareholder-approved stock plan from which we can issue stock-based awards, which was approved by our shareholders in fiscal year 2008 (2008 Plan). The 2008 Plan replaced the 1992 Incentive and Nonqualified Stock Option Plan, the 1994 Stock Incentive Plan and the 1997 Stock Incentive Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under those plans. The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units and stock appreciation rights. A total of 54,510,000 shares are issuable under these plans, of which 3,129,512 shares were available for grant as of November 30, 2017.

We have adopted two stock plans for which the approval of shareholders was not required: the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 9,750,000 shares are issuable under the 2002 Plan, of which 906,293 shares were available for grant as of November 30, 2017.

The 2004 Plan is reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 1,500,000 shares are issuable under the 2004 Plan, of which 583,021 shares were available for grant as of November 30, 2017.

Under all of our plans, the options granted generally begin to vest within one year of the grant.

A summary of stock option activity under all the plans is as follows:

	Shares	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
	(in thousands)	Exercise Price	(in years)	(in thousands)
Options outstanding, December 1, 2016	417	$24.10
Granted	937	29.70
Exercised	(203)	25.90
Canceled	(149)	29.31
Options outstanding, November 30, 2017	1,002	$28.29	4.89	$13,077
Exercisable, November 30, 2017	269	$24.09	2.64	$4,639
Vested or expected to vest, November 30, 2017	875	$28.06	4.77	$11,620

(1)
The aggregate intrinsic value was calculated based on the difference between the closing price of our stock on November 30, 2017 of $41.34 and the exercise prices for all in-the-money options outstanding.

A summary of restricted stock units activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Fair Value
Restricted stock units outstanding, December 1, 2016	1,583	$26.14
Granted	833	29.54
Issued	(638)	31.40
Canceled	(642)	25.58
Restricted stock units outstanding, November 30, 2017	1,136	$28.15

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

The fair value of outright stock awards, restricted stock units and DSUs is equal to the closing price of our common stock on the date of grant, less the present value of expected dividends, as the recipient is not entitled to dividends during the requisite service period.

In addition, during fiscal years 2015, 2016, and 2017, we granted performance-based restricted stock units that include a three-year market condition under a Long-Term Incentive Plan (“LTIP”) where the performance measurement period is three years. Vesting of the LTIP awards is based on our level of attainment of specified total shareholder return (TSR) targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods and is also subject to the continued employment of the grantees. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model. The performance measurement period related to the LTIP awards granted during fiscal year 2015 ended as of November 30, 2017. As the level of attainment of the specified TSR target was not met, none of the LTIP awards under this grant vested.

The 1991 Employee Stock Purchase Plan (ESPP) permits eligible employees to purchase up to an aggregate of 9,450,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27-month offering period comprised of nine three-month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27-month offering period, subsequent to the purchase, the offering period is canceled and the employee is entered into a new 27-month offering period with the then current market price as the new base price. We issued 220,000 shares, 266,000 shares and 226,000 shares with weighted average purchase prices of $22.27, $20.01 and $19.58 per share, respectively, in fiscal years 2017, 2016 and 2015, respectively. At November 30, 2017, approximately 815,000 shares were available and reserved for issuance under the ESPP.

We estimated the fair value of stock options and ESPP awards granted in fiscal years 2017, 2016 and 2015 on the measurement dates using the Black-Scholes option valuation model, and LTIP awards using the Monte Carlo Simulation valuation model, with the following weighted average assumptions:

	Fiscal Year Ended
	November 30, 2017	November 30, 2016	November 30, 2015
Stock options:
Expected volatility	25.0%	—%	28.0%
Risk-free interest rate	1.9%	—%	1.3%
Expected life (in years)	4.8	0	4.8
Expected dividend yield	1.7%	—	—
Employee stock purchase plan:
Expected volatility	22.9%	25.3%	21.1%
Risk-free interest rate	1.2%	0.6%	0.5%
Expected life (in years)	1.5	1.6	1.6
Expected dividend yield	1.6%	—	—
Long-term incentive plan:
Expected volatility	27.5%	27.1%	32.1%
Risk-free interest rate	1.4%	1%	0.9%
Expected life (in years)	2.7	2.7	2.7
Expected dividend yield	1.8%	—	—

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

Based on the above assumptions, the weighted average estimated fair value of stock options granted in fiscal years 2017, 2016, and 2015 was $5.95, $0 and $6.79 per share, respectively. We amortize the estimated fair value of stock options to expense over the vesting period using the straight-line method. The weighted average estimated fair value for shares issued under our ESPP in fiscal years 2017, 2016 and 2015 was $8.32, $7.43 and $6.89 per share, respectively. We amortize the estimated fair value of shares issued under the ESPP to expense over the vesting period using a graded vesting model.

Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $24.5 million at November 30, 2017. These costs are expected to be recognized over a weighted average period of 2.2 years.

The following additional activity occurred under our plans (in thousands):

	Fiscal Year Ended
	November 30, 2017	November 30, 2016	November 30, 2015
Total intrinsic value of stock options on date exercised	$1,622	$2,017	$3,895
Total fair value of deferred stock units on date vested	57	—	93
Total fair value of restricted stock units on date vested	20,032	17,213	18,621

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations (in thousands):

	Fiscal Year Ended
	November 30, 2017	November 30, 2016	November 30, 2015
Cost of maintenance and services	$1,016	$899	$617
Sales and marketing	2,214	4,093	4,805
Product development	4,576	9,965	5,433
General and administrative	6,347	7,584	13,149
Total stock-based compensation	$14,153	$22,541	$24,004
Income tax benefit included in the provision for income taxes from continuing operations	$4,057	$5,208	$5,225

Separation Arrangements

During fiscal year 2017, we entered into separation agreements with three executives, which entitled them to accelerated vesting of certain stock-based awards. Due to the separation and accelerated vesting, we recognized additional stock-based compensation expense of $1.5 million, of which $0.8 million was recorded as sales and marketing expense and $0.7 million was recorded as general and administrative expense, in the consolidated statement of operations.

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

Note 12: Retirement Plan

We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $2.1 million, $2.5 million and $2.4 million for fiscal years 2017, 2016 and 2015, respectively.

Note 13: Restructuring

The following table provides a summary of activity for all of the restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$416	$1,227	$1,643
Costs incurred	5,567	7,422	12,989
Cash disbursements	(690)	(5,653)	(6,343)
Asset impairment	(4,962)	—	(4,962)
Translation adjustments and other	81	(47)	34
Balance, November 30, 2015	$412	$2,949	$3,361
Costs incurred	319	1,373	1,692
Cash disbursements	(633)	(2,906)	(3,539)
Translation adjustments and other	9	27	36
Balance, November 30, 2016	$107	$1,443	$1,550
Costs incurred	2,655	19,555	22,210
Cash disbursements	(1,456)	(17,778)	(19,234)
Asset impairment	(762)	—	(762)
Translation adjustments and other	26	336	362
Balance, November 30, 2017	$570	$3,556	$4,126

2017 Restructuring

During the first quarter of fiscal year 2017, we undertook certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by over 20%. These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. During the fourth quarter of fiscal year 2017, we incurred additional costs with respect to this restructuring, including reduction in redundant positions primarily within the product development and sales functions. We also consolidated offices in various locations during fiscal year 2017 and expect additional expenses related to facility closures during the first quarter of fiscal year 2018. We do not expect these additional costs to be material.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions, and other costs, which include asset impairment charges.

As part of this fiscal year 2017 restructuring, for the fiscal year ended November 30, 2017, we incurred expenses of $22.1 million, which are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2016	$—	$—	$—
Costs incurred	2,570	19,555	22,125
Cash disbursements	(1,294)	(16,335)	(17,629)
Asset impairment	(762)	—	(762)
Translation adjustments and other	26	336	362
Balance, November 30, 2017	$540	$3,556	$4,096

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the first quarter of fiscal year 2019. The short-term portion of the restructuring reserve of $4.0 million is included in other accrued liabilities and the long-term portion of $0.1 million is included in other noncurrent liabilities on the consolidated balance sheet at November 30, 2017.

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

As part of this fourth quarter restructuring, for the fiscal year ended November 30, 2017, we did not incur any expenses and do not expect to incur additional material costs with respect to this restructuring. For the fiscal year ended November 30, 2016, we incurred expenses of $1.5 million. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2015	$—	$—	$—
Costs incurred	—	1,482	1,482
Cash disbursements	—	(67)	(67)
Balance, November 30, 2016	$—	$1,415	$1,415
Cash disbursements	—	(1,415)	(1,415)
Balance, November 30, 2017	$—	$—	$—

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

As part of this first quarter restructuring, for the fiscal year ended November 30, 2017, we incurred minimal expenses. For the fiscal years ended November 30, 2016 and 2015, we incurred expenses of $0.3 million and $7.5 million, respectively. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We do not expect to incur additional material costs with respect to this restructuring.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$—	$—	$—
Costs incurred	4,406	3,108	7,514
Cash disbursements	(300)	(2,801)	(3,101)
Asset impairment	(3,999)	—	(3,999)
Translation adjustments and other	102	2	104
Balance, November 30, 2015	$209	$309	$518
Costs incurred	326	(43)	283
Cash disbursements	(477)	(267)	(744)
Translation adjustments and other	(1)	1	—
Balance, November 30, 2016	$57	$—	$57
Costs incurred	22	—	22
Cash disbursements	(79)	—	(79)
Balance, November 30, 2017	$—	$—	$—

During the fourth quarter of fiscal year 2015, our management approved, committed to and initiated plans to make strategic changes to our organization to enable stronger cross-collaboration among product management, marketing and sales teams and a tighter integration of the product management and product development teams. In connection with the new organizational structure, we eliminated the role of business segment president as well as certain other positions within the administrative organization. We also appointed a Chief Operating Officer, who assumed responsibility for driving the operations of our three segments. The organizational changes did not result in the closing of any of our facilities.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), and other costs, which include charges for the abandonment of certain assets.

As part of this fourth quarter restructuring, for the fiscal year ended November 30, 2017, we did not incur any expenses and do not expect to incur additional material costs with respect to this restructuring. For the fiscal year ended November 30, 2016, we recorded a minimal credit to restructuring expenses in the consolidated statements of operations due to changes in estimates of severance to be paid. For the fiscal year ended November 30, 2015, we incurred expenses of $4.1 million. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$—	$—	$—
Costs incurred	963	3,108	4,071
Cash disbursements	—	(483)	(483)
Asset impairment	(963)	—	(963)
Translation adjustments and other	—	(8)	(8)
Balance, November 30, 2015	$—	$2,617	$2,617
Costs incurred	—	(42)	(42)
Cash disbursements	—	(2,572)	(2,572)
Translation adjustments and other	—	25	25
Balance, November 30, 2016	$—	$28	$28
Cash disbursements	—	(28)	(28)
Balance, November 30, 2017	$—	$—	$—

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

As part of these restructuring actions, for the fiscal year ended November 30, 2017, we incurred minimal expenses. For the twelve months ended November 30, 2016, we recorded a minimal credit to restructuring expenses in the consolidated statements of operations primarily due to changes in estimates of severance to be paid. For the fiscal year ended November 30, 2015, we incurred expenses of $1.4 million. The expenses are recorded as restructuring expenses in the consolidated statements of operations. We do not expect to incur additional material costs with respect to the 2012, 2013, and 2014 restructuring actions.

A summary of these restructuring actions is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2014	$416	$1,227	$1,643
Costs incurred	198	1,206	1,404
Cash disbursements	(390)	(2,369)	(2,759)
Translation adjustments and other	(21)	(40)	(61)
Balance, November 30, 2015	$203	$24	$227
Costs incurred	(7)	(24)	(31)
Cash disbursements	(156)	—	(156)
Translation adjustments and other	10	—	10
Balance, November 30, 2016	$50	$—	$50
Costs incurred	63	—	63
Cash disbursements	(83)	—	(83)
Balance, November 30, 2017	$30	$—	$30

Cash disbursements for expenses incurred to date under these restructuring actions are expected to be made through the first quarter of fiscal year 2018. As a result, the total amount of the restructuring reserve, which is minimal, is included in other accrued liabilities on the consolidated balance sheet at November 30, 2017.

Note 14: Income Taxes

The components of income before income taxes are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2017	November 30, 2016	November 30, 2015
U.S.	$77,442	$78,477	$62,813
Foreign	(11,855)	(113,757)	(50,459)
Total	$65,587	$(35,280)	$12,354

The provision for income taxes is comprised of the following (in thousands):

	Fiscal Year Ended
	November 30, 2017	November 30, 2016	November 30, 2015
Current:
Federal	$23,739	$12,934	$18,418
State	2,461	3,178	1,526
Foreign	1,496	3,027	3,056
Total current	27,696	19,139	23,000
Deferred:
Federal	1,548	6,203	2,199
State	61	(1,963)	60
Foreign	(1,135)	(2,933)	(4,104)
Total deferred	474	1,307	(1,845)
Total	$28,170	$20,446	$21,155

A reconciliation of the income taxes incurred at the U.S. Federal statutory rate compared to the effective tax rate is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2017	November 30, 2016	November 30, 2015
Tax at U.S. Federal statutory rate	$22,955	$(12,348)	$4,324
Foreign rate differences	4,575	7,689	16,945
Effects of foreign operations included in U.S. Federal provision	(186)	(1,244)	(996)
State income taxes, net	1,702	2,977	1,029
Research credits	(251)	(838)	(681)
Domestic production activities deduction	(2,670)	(1,925)	(1,750)
Tax-exempt interest	(101)	(76)	(51)
Nondeductible stock-based compensation	808	740	1,875
Meals and entertainment	276	234	321
Compensation subject to 162(m)	208	—	228
Uncertain tax positions and tax settlements	429	(1,701)	(332)
Prior period adjustment	—	(2,700)	—
Release of valuation allowance on state research and development credits	—	(2,748)	—
Goodwill Impairment	—	32,200	—
Other	425	186	243
Total	$28,170	$20,446	$21,155

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

The components of deferred tax assets and liabilities are as follows (in thousands):

	November 30, 2017	November 30, 2016
Deferred tax assets:
Accounts receivable	$226	$360
Other assets	225	77
Accrued compensation	5,456	3,267
Accrued liabilities and other	5,402	3,207
Stock-based compensation	1,160	4,377
Deferred revenue	3,436	1,325
Tax credit and loss carryforwards	31,441	23,167
Gross deferred tax assets	47,346	35,780
Valuation allowance	(1,537)	(3,189)
Total deferred tax assets	45,809	32,591
Deferred tax liabilities:
Goodwill	(26,484)	(23,685)
Unrealized FX gains	(644)	(647)
Depreciation and amortization	(20,367)	(5,559)
Total deferred tax liabilities	(47,495)	(29,891)
Total	$(1,686)	$2,700

The valuation allowance primarily applies to net operating loss carryforwards and unutilized tax credits in jurisdictions or under conditions where realization is not more likely than not. The $1.7 million decrease in the valuation allowance during fiscal year 2017 primarily relates to a foreign subsidiary that utilized net operating loss carryforwards in 2017 that had a valuation allowance recorded against them. The $5.0 million and $1.5 million decreases in the valuation allowance during fiscal years 2016 and 2015, respectively, primarily relate to the release of the valuation allowance on state research and development tax credits in fiscal year 2016 and foreign net operating loss carryforwards expiring unutilized in fiscal year 2015.

At November 30, 2017, we have federal and foreign net operating loss carryforwards of $115.7 million expiring on various dates through 2034 and $0.8 million that may be carried forward indefinitely. In addition, we have state net operating loss carryforwards of $11.7 million expiring on various dates through 2022. At November 30, 2017, we have state tax credit carryforwards of approximately $3.0 million expiring on various dates through 2032 and $2.3 million that may be carried forward indefinitely. In addition, we have federal tax credit carryforwards of approximately $0.8 million expiring on various dates through 2034.

It is our intention to indefinitely reinvest the earnings of our non-U.S. subsidiaries. We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, which totaled $13.8 million as of November 30, 2017, as these earnings have been indefinitely reinvested. Any additional taxes that might be payable upon repatriation of our foreign earnings would not be significant.

As of November 30, 2017, the total amount of unrecognized tax benefits was $7.5 million, of which $4.5 million was recorded in other noncurrent liabilities on the consolidated balance sheet and $3.0 million of deferred tax assets, principally related to U.S and foreign net operating loss carry-forwards, have not been recorded.

A reconciliation of the balance of our unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2017	November 30, 2016	November 30, 2015
Balance, beginning of year	$7,046	$4,779	$1,711
Tax positions related to current year	785	1,106	107
Tax positions related to a prior period	(120)	1,638	—
Settlements with tax authorities	(155)	(21)	(39)
Tax positions acquired	—	—	4,464
Lapses due to expiration of the statute of limitations	(36)	(456)	(1,464)
Balance, end of year	$7,520	$7,046	$4,779

If recognized, all amounts of unrecognized tax benefits would affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. In fiscal year 2017 estimated interest and penalties of $0.2 million were recorded to the provision for income taxes. In fiscal years 2016 and 2015 there was a minimal amount of estimated interest and penalties recorded in the provision for income taxes. We have accrued $0.5 million and $0.3 million of estimated interest and penalties at November 30, 2017 and 2016, respectively. We do not expect any significant changes to the amount of unrecognized tax benefits in the next twelve months.

Our Federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2015. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2013, and we are no longer subject to audit for those periods.

Tax authorities for certain non-U.S. jurisdictions are also examining returns, none of which are material to our consolidated balance sheets, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2012.

Note 15: Earnings (Loss) Per Share

We compute basic earnings (loss) per share using the weighted average number of common shares outstanding. We compute diluted earnings (loss) per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, restricted stock units and deferred stock units, using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings per share from continuing operations (in thousands, expect per share data):

	Fiscal Year Ended
	November 30, 2017	November 30, 2016	November 30, 2015
Net income (loss)	$37,417	$(55,726)	$(8,801)
Weighted average shares outstanding	48,129	49,481	50,391
Dilutive impact from common stock equivalents	387	—	—
Diluted weighted average shares outstanding	48,516	49,481	50,391
Basic earnings (loss) per share	$0.78	$(1.13)	$(0.17)
Diluted earnings (loss) per share	$0.77	$(1.13)	$(0.17)

We excluded stock awards representing approximately 494,000 shares, 2,058,000 shares, and 2,552,000 shares of common stock from the calculation of diluted earnings per share in the fiscal years ended November 30, 2017, 2016 and 2015, respectively, because these awards were anti-dilutive.

Note 16: Business Segments and International Operations

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.

The changes made to our organization during fiscal years 2016 and 2017, as discussed in Note 13, did not change our determination of the three reportable segments as our organizational structure maintains the focus of the three business segments.

We do not manage our assets or capital expenditures by segment or assign other income (expense) and income taxes to segments. We manage and report such items on a consolidated company basis.

The following table provides revenue and contribution margin from our reportable segments and reconciles to the consolidated income from continuing operations before income taxes:

	Fiscal Year Ended
(In thousands)	November 30, 2017	November 30, 2016	November 30, 2015
Segment revenue:
OpenEdge	$276,172	$276,267	$295,934
Data Connectivity and Integration	40,955	48,009	37,926
Application Development and Deployment	80,445	81,065	43,694
Total revenue	397,572	405,341	377,554
Segment costs of revenue and operating expenses:
OpenEdge	72,497	72,938	77,085
Data Connectivity and Integration	9,329	12,760	13,819
Application Development and Deployment	26,645	40,180	39,386
Total costs of revenue and operating expenses	108,471	125,878	130,290
Segment contribution margin:
OpenEdge	203,675	203,329	218,849
Data Connectivity and Integration	31,626	35,249	24,107
Application Development and Deployment	53,800	40,885	4,308
Total contribution margin	289,101	279,463	247,264
Other unallocated expenses (1)	218,487	309,172	232,510
Income (loss) from operations	70,614	(29,709)	14,754
Other expense, net	(5,027)	(5,571)	(2,400)
Income (loss) before income taxes	$65,587	$(35,280)	$12,354

(1) The following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: certain product development and corporate sales and marketing expenses, customer support, administration, amortization and impairment of acquired intangibles, impairment of goodwill, stock-based compensation, fees related to shareholder activist, restructuring, and acquisition-related expenses.

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2017	November 30, 2016	November 30, 2015
Software licenses	$124,406	$134,863	$130,250
Maintenance	241,398	238,377	217,718
Professional services	31,768	32,101	29,586
Total	$397,572	$405,341	$377,554

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

	Fiscal Year Ended
	November 30, 2017	November 30, 2016	November 30, 2015
United States	$206,450	$212,312	$193,665
Canada	17,492	16,891	13,901
EMEA	130,359	130,818	124,171
Latin America	21,158	21,156	17,594
Asia Pacific	22,113	24,164	28,223
Total	$397,572	$405,341	$377,554

No country outside of the U.S. accounted for more than 10% of our consolidated revenue in any year presented. Long-lived assets totaled $39.5 million, $45.4 million and $50.3 million in the U.S. and $2.8 million, $4.7 million and $3.9 million outside of the U.S. at the end of fiscal years 2017, 2016 and 2015, respectively. No individual country outside of the U.S. accounted for more than 10% of our consolidated long-lived assets.

Note 17: Selected Quarterly Financial Data (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2017:
Revenue	$90,970	$93,213	$97,310	$116,079
Gross profit	75,212	75,846	79,235	98,120
Income from operations	1,222	20,284	20,299	28,809
Net (loss) income	(525)	10,341	11,172	16,429
Basic (loss) earnings per share	(0.01)	0.21	0.23	0.35
Diluted (loss) earnings per share	(0.01)	0.21	0.23	0.34
Fiscal year 2016:
Revenue	$89,481	$96,118	$102,018	$117,724
Gross profit	73,731	79,883	84,829	101,186
Income (loss) from operations[1]	6,705	12,344	13,606	(62,364)
Net income (loss)[1]	3,216	7,275	7,576	(73,793)
Basic earnings (loss) per share	0.06	0.15	0.16	(1.52)
Diluted earnings (loss) per share	0.06	0.14	0.15	(1.52)

(1) Included within the loss from operations and net loss during the fourth quarter of fiscal 2016 is a $92 million impairment charge related to the goodwill of the Application Development and Deployment reporting unit. For further discussion on the impairment of goodwill, refer to Note 6.

Note 18: Related Party Transactions

During fiscal year 2017, we acquired 100% of the outstanding securities of MightyMeeting, Inc. ("MightyMeeting"), a mobile collaboration and social publishing platform, for $1.5 million. Dmitri Tcherevik, our Chief Technology Officer, was the founder and 50% owner of MightyMeeting. The transaction did not have a material impact on our financial condition or results of operations. The transaction has been accounted for as an asset acquisition. In connection with the acquisition, we recorded a deferred tax liability resulting from the difference in book-to-tax basis of the acquired asset. As such, we recorded an intangible asset of $2.4 million, which includes a deferred tax liability of $0.9 million that will be amortized over five years beginning in the fourth quarter of fiscal year 2017.

During fiscal year 2015, we entered into two license agreements with Emdeon Inc. (Emdeon) to provide Emdeon access to certain of our software. Philip M. Pead, our former President and Chief Executive Officer and former member of our Board of Directors, is a member of Emdeon’s board of directors. We deployed the software and recorded revenue of $0.4 million. We also recorded $0.2 million of deferred license and maintenance revenue related to the arrangements as of November 30, 2015, which will be recorded as revenue on a straight-line basis over the respective maintenance periods of each license agreement. As Emdeon paid us the total amounts upon deployment, there is no outstanding accounts receivable balance as of November 30, 2015.

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

Note 19: Subsequent Events

On December 22, 2017, the Tax Cuts and Jobs Act (the "New Tax Legislation") was signed into law. The New Tax Legislation had no impact on the Company’s operating results, cash flows and financial condition in the fiscal year ended November 30, 2017. The New Tax Legislation will impact the Company’s operating results, cash flows, and financial condition beginning in the fiscal year ended November 30, 2018 and the Company is currently evaluating the extent of the impact.

The New Tax Legislation includes a number of provisions, including the reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The New Tax Legislation also includes provisions that may partially offset the benefit of such rate reduction, including the repeal of the deduction for domestic production activities. As a result of the New Tax Legislation, we expect to realize a one-time tax benefit or expense for the remeasurement of deferred tax assets and liabilities. The effect of the international provisions of the New Tax Legislation, which generally establish a territorial-style system for taxing foreign-source income of domestic multinational corporations, are still being analyzed. Based on preliminary analysis, the deemed repatriation tax on unremitted foreign earnings and profits and the remeasurement of our deferred tax assets and liabilities is not expected to have a material impact on our consolidated financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2017. Our assessment was based on the framework in the updated Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013. Based on our assessment we believe that as of November 30, 2017, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.

(c) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended November 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(d) Report of independent registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Progress Software Corporation
Bedford, Massachusetts

We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended November 30, 2017, of the Company and our report dated January 26, 2018 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 26, 2018

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 with respect to our directors and executive officers, including the qualifications of the members of the Audit Committee of our Board of Directors, may be found in the sections captioned, “Proposal 1-Election of Directors,” “Committees of the Board,” “Certain Relationships” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Executive and Other Key Officers of the Registrant

The following table sets forth certain information regarding our executive and other key officers.

Name	Age	Position
John Ainsworth	53	Senior Vice President, Products--Core
Stephen Faberman	48	Chief Legal Officer
Yogesh Gupta	57	President and Chief Executive Officer
Paul Jalbert	60	Chief Financial Officer
Loren Jarrett	43	Chief Marketing Officer
Tony Murphy	47	Chief Information Officer
Gary Quinn	57	Senior Vice President, Core Field Organization
Faris Sweis	42	Senior Vice President, General Manager-DevTools
Dimitre Taslakov	41	Chief Talent Officer
Dmitri Tcherevik	48	Chief Technology Officer

Mr. Ainsworth became Senior Vice President, Products-Core in January 2017. Mr. Ainsworth is responsible for the product management, product marketing, technical support and engineering functions for Progress OpenEdge, Progress Corticon, Progress DataDirect Connect, Progress DataDirect Hybrid Data Pipeline, and Sitefinity. Prior to joining our company, Mr. Ainsworth was Senior Vice President, Engineering Services at CA Technologies, Inc., a position he assumed in April 2016. Prior to that time, Mr. Ainsworth held various senior positions within CA Technologies, Inc., which he joined through acquisition in 1994.

Mr. Faberman became Chief Legal Officer in December 2015. As Chief Legal Officer, Mr. Faberman is responsible for our legal and compliance, risk management, license compliance and corporate development functions. Prior to becoming Chief Legal Officer, Mr. Faberman was Senior Vice President, General Counsel. Mr. Faberman became General Counsel in December 2012 and a Senior Vice President in January 2014. Prior to that time, from October 2012 to December 2012, Mr. Faberman was Vice President, Acting General Counsel, and from January 2012 to October 2012, Mr. Faberman was Vice President, Deputy General Counsel. Prior roles included Senior Vice President, Corporate Counsel at Heritage Property Investment Trust, Inc. from October 2003 until October 2006 and Partner, Bingham McCutcheon LLP until October 2003.

Mr. Gupta became President and Chief Executive Officer in October 2016. Prior to that time, Mr. Gupta served as an advisor to various venture capital and private equity firms from October 2015 until September 2016. Prior to that time, Mr. Gupta was President and Chief Executive Officer at Kaseya, Inc., from June 2013 until July 2015, at which time, Mr. Gupta became Chairman of the Board of Directors, a position he held until October 2015. From July 2012 until June 2013, Mr. Gupta served as an advisor to various venture capital and private equity firms in several mergers and acquisitions opportunities. Mr. Gupta was previously President and Chief Executive Officer of FatWire Software from July 2007 until February 2012, prior to the acquisition of FatWire Software by Oracle Corporation. Prior roles included Chief Technology Officer at CA Technologies, with whom Mr. Gupta held various senior positions.

Mr. Jalbert became Chief Financial Officer in March 2017. As CFO, Mr. Jalbert is responsible for our finance and accounting, financial planning, treasury, tax and investor relations functions. Prior to becoming CFO, Mr. Jalbert was Vice President, Chief

Accounting Officer, a position he assumed upon joining the Company in August 2012. Prior roles included Corporate Controller at publicly traded companies Keane and Genuity, as well as other senior financial positions at Verizon (formerly GTE).

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

Mr. Murphy became Chief Information Officer in June 2017. As our Chief Information Officer, Mr. Murphy is responsible for the development and implementation of our overall technology strategy for all internal systems and business processes.  Prior to joining our company, Mr. Murphy was Vice President of Global IT at Stratus Technologies, from January 2013 until May 2017. Previously, Mr. Murphy was Director of IT and Business Systems at Acme Packet, Inc. from May 2011 until its acquisition by Oracle Corporation in 2013.

Mr. Quinn became Senior Vice President, Core Field Organization in August 2017. Mr. Quinn is responsible for global field operations for Progress OpenEdge, Progress Corticon, Progress DataDirect Connect, Progress DataDirect Hybrid Data Pipeline, and Sitefinity. Prior to joining our company, Mr. Quinn was President and Chief Executive Officer of FalconStor Software, Inc. Mr. Quinn joined FalconStor Software in April 2012 as vice president of sales and marketing for North America, and he was named executive vice president and chief operating officer (COO) in April 2013, interim CEO in June 2013 and CEO in August 2014. Prior roles included Executive Vice President of Global Partners and International Sales at CA Technologies until 2006 and Commissioner of Information Technology (CIO) at Suffolk County Department of Information Technology (DoIT) from 2008 until 2012.

Mr. Sweis became Senior Vice President and General Manager of DevTools in January 2017. As General Manager, Mr. Sweis is responsible for the sales, product management, product marketing, field marketing, technical support and engineering for our DevTools product. Prior to this role, Mr. Sweis was our Chief Transformation Officer, a position he assumed in May 2016. Mr. Sweis also became our Acting Chief Product Development Officer in August 2016. Prior to being named our Chief Transformation Officer, Mr. Sweis was Vice President, Development, a position he assumed upon acquisition of Telerik in December 2014. Prior to that time, Mr. Sweis was Chief Technology Officer at Telerik.

Mr. Taslakov became Chief Talent Officer in December 2014 upon our acquisition of Telerik. As Chief Talent Officer, Mr. Taslakov is responsible for talent and performance management, recruiting, compensation and benefits and facilities functions. Prior to the acquisition of Telerik, Mr. Taslakov was Chief Talent Officer of Telerik, a position he assumed in January 2014. Prior to that time, from November 2012 until December 2013, he was Telerik’s Chief Revenue Officer. Prior to November 2012, Mr. Taslakov was Vice President of Business Development at Telerik.

Mr. Tcherevik became Chief Technology Officer in April 2017. As Chief Technology Officer, Mr. Tcherevik is responsible for leading our technology strategy for cognitive applications across our product portfolio as well as our future technology efforts. Prior to joining our company, Mr. Tcherevik was Chief Executive Officer of MightyMeeting, Inc., which he founded in 2010. Prior roles included Chief Technology Officer at FatWire Inc. from 2007 until 2010 and Vice President, Office of the Chief Technology Officer at CA Technologies until 2004.

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

Item 11. Executive Compensation

The information required by this Item 11 with respect to director and executive compensation may be found under the headings captioned “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 with respect to security ownership and our equity compensation plans may be found under the headings captioned “Information About Progress Software Common Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2017 is as follows (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
Equity compensation plans approved by shareholders (1)	2,114	(2)	$28.31	3,945	(3)
Equity compensation plans not approved by shareholders (4)	24		27.50	1,489
Total	2,138		$28.29	5,434

(1)
Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, 2008 Stock Option and Incentive Plan and 1991 Employee Stock Purchase Plan (ESPP).

(2)
Includes 1,136,000 restricted stock units under our 2008 Plan. Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)	Includes 815,000 shares available for future issuance under the ESPP.

(4)	Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.

We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of shareholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of NASDAQ. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer would be eligible to receive an award under the 2004 Plan only as an inducement to join us. Awards under the 2002 Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 11,250,000 shares are issuable under the two plans, of which, 1,489,314 shares are available for future issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 may be found under the headings “Independence,” “Review of Transactions with Related Persons” and “Transactions with Related Persons” in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders. This information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 may be found under the heading “Information About Our Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of November 30, 2017 and 2016

•	Consolidated Statements of Operations for the years ended November 30, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended November 30, 2017, 2016 and 2015

•	Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows for the years ended November 30, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

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

2.1	Securities Purchase Agreement, dated October 21, 2014, by and among Progress Software Corporation, Telerik AD, the Sellers identified therein, and the Securityholder Representative (1)
2.2	Plan of Domestication (2)
3.1	Certificate of Conversion from Non-Delaware Corporation to Delaware Corporation (3)
3.2	Certificate of Incorporation (4)
3.2.1	Certificate of Correction to Certification of Incorporation (4)
3.3	Amended and Restated By-Laws (5)
4.1	Specimen certificate for the Common Stock (6)
10.1*	1992 Incentive and Nonqualified Stock Option Plan (7)
10.2*	1994 Stock Incentive Plan (8)
10.3*	1997 Stock Incentive Plan, as amended and restated (9)
10.4*	Employee Retention and Motivation Agreement as amended and restated, executed by each of the Executive Officers (other than the Chief Executive Officer) (10)
10.5*	2002 Nonqualified Stock Plan, as amended and restated (11)
10.6*	2004 Inducement Stock Plan, as amended and restated (12)
10.7*	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (13)
10.8*	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated (14)
10.9*	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (15)
10.10*	Progress Software Corporation Corporate Executive Bonus Plan (16)
10.11*	Progress Software Corporation 2017 Fiscal Year Non-Employee Directors Compensation Program (17)
10.12*	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (18)
10.13*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant) (19)
10.14*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant) (20)
10.15*	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (21)
10.16*
Credit Agreement, dated as of November 20, 2017, by and among Progress Software Corporation, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and Citizens Bank, N.A., as Syndication Agents, and Bank of America, N.A., Citibank, N.A., Silicon Valley Bank, and Santander Bank, N.A., as Documentation Agents, and JPMorgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger (22)

10.17*	Employment Agreement, dated October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (23)
10.18*	Employee Retention and Motivation Agreement, dated as of October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (24)
10.19*	Employment Agreement, dated March 24, 2017, by and between Progress Software Corporation and Paul Jalbert (25)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Paul Jalbert
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
The following materials from Progress Software Corporation’s Annual Report on Form 10-K for the year ended November 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended November 30, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended November 30, 2017, 2016 and 2015, (iv) Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2017, 2016 and 2015, and (v) Consolidated Statements of Cash Flows for the years ended November 30, 2017, 2016 and 2015.

(1)	Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on October 27, 2014.

(2)	Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on May 14, 2015.

(3)	Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 14, 2015.

(4)	Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 14, 2015.

(5)	Incorporated by reference to Exhibit 3.4 of our Current Report on Form 8-K filed on May 14, 2015.

(6)	Incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K for the year ended November 30, 2011.

(7)	Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K for the year ended November 30, 2009.

(8)	Incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the year ended November 30, 2009.

(9)	Incorporated by reference to Exhibit 10.3 of our Annual Report on Form 10-K for the year ended November 30, 2012.

(10)	Incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(11)	Incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K for the year ended November 30, 2015.

(12)	Incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K for the year ended November 30, 2015.

(13)	Incorporated by reference to Annex A to our definitive Proxy Statement filed April 15, 2016.

(14)	Incorporated by reference to Annex A to our definitive Proxy Statement filed May 7, 2013.

(15)	Incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(16)	Incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the year ended November 30, 2012.

(17)	Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2017.

(18)	Incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(19)	Incorporated by reference to Exhibit 10.13 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(20)	Incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended November 30, 2013.

(21)	Incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended November 30, 2014.

(22)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 27, 2017.

(23)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 14, 2016.

(24)	Incorporate by reference to Exhibit 10.2 to Form 8-K filed on October 14, 2016.

(25)	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 31, 2017.

*	Management contract or compensatory plan or arrangement in which an executive officer or director of Progress Software Corporation participates.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of January, 2018.

PROGRESS SOFTWARE CORPORATION

By:	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YOGESH K. GUPTA	President and Chief Executive Officer	January 26, 2018
Yogesh K. Gupta	(Principal Executive Officer)

/s/ PAUL A. JALBERT	Chief Financial Officer	January 26, 2018
Paul A. Jalbert	(Principal Financial Officer and Principal Accounting Officer)

/s/ JOHN R. EGAN	Non-Executive Chairman	January 26, 2018
John R. Egan

/s/ PAUL T. DACIER	Director	January 26, 2018
Paul T. Dacier

/s/ RAINER GAWLICK	Director	January 26, 2018
Rainer Gawlick

/s/ CHARLES F. KANE	Director	January 26, 2018
Charles F. Kane

/s/ DAVID A. KRALL	Director	January 26, 2018
David A. Krall

/s/ MICHAEL L. MARK	Director	January 26, 2018
Michael L. Mark