Form 10-K/A
period 2017-11-30
PROGRESS SOFTWARE CORP /MA
filed 2018-03-30
CIK 876167

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

As of February 28, 2018, there were 46,297,792 common shares outstanding.

Documents Incorporated by Reference
None

PROGRESS SOFTWARE CORPORATION
FORM 10-K/A
For the year ended November 30, 2017

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
Item 13.           Certain Relationships and Related Transactions, and Director Independence
Item 14.           Principal Accountant Fees and Services

PART IV

Item 15.        Exhibits and Financial Statement Schedules

Signatures

 EX-31.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Executive Officer
 EX-31.4 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Financial Officer

EXPLANATORY NOTE

Progress Software Corporation (referred to as Progress, the company, we, us or our) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended November 30, 2017, originally filed on January 26, 2018 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13, and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.
This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the United States Securities and Exchange Commission (“SEC”) after the filing of the Original Report.
This Form 10-K/A also includes as exhibits the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors
Currently, our Board of Directors is comprised of nine members. Each director has been elected to hold office until the next annual meeting of shareholders or special meeting in lieu of such annual meeting or until his or her successor has been duly elected and qualified, or until his or her earlier death, resignation or removal. There are no family relationships among any of our executive officers or directors.
The following table sets forth our current directors, their ages, and the positions held by each person with our company. In addition, for each person we have included information regarding the business or other experience, qualifications, attributes or skills considered in determining that such person should serve as a director.

Name	Age	Position
John R. Egan (1)	60	Non-Executive Chairman of the Board
Paul T. Dacier (2)	60	Director
Rainer Gawlick (2), (3)	50	Director
Yogesh Gupta	57	President and Chief Executive Officer and Director
Charles F. Kane (1), (3)	60	Director
Samskriti Y. King	44	Director
David A. Krall (2), (3)	57	Director
Michael L. Mark (1), (2)	72	Director
Angela T. Tucci	51	Director

(1)	Member of Audit Committee

(2)	Member of Nominating and Corporate Governance Committee

(3)	Member of Compensation Committee
Mr. Egan became our Non-Executive Chairman of the Board in December 2012. Mr. Egan has been a director since September 2011. Mr. Egan is managing partner of Carruth Management, LLC, a Boston-based venture capital fund he founded in October 1998 that specializes in technology and early stage investments. From October 1986 until September 1998, Mr. Egan served in several executive positions with EMC Corporation (NYSE: EMC), a publicly-held global leader in information technology, including Executive Vice President, Products and Offerings, Executive Vice President, Sales and Marketing, Executive Vice President, Operations and Executive Vice President, International Sales.
Mr. Egan serves on the board of directors of Verint Systems, Inc. (NASDAQ: VRNT), a publicly-held provider of systems to the internet security market, and NetScout Systems, Inc. (NASDAQ: NTCT), a publicly-held network performance management company, where he serves as Lead Director. Mr. Egan also served as a director of EMC and VMWare, Inc. prior to EMC’s acquisition by Dell Technologies.
Mr. Egan brings to our Board of Directors extensive understanding and expertise in the information technology industry because of his service on other boards of directors combined with his executive leadership roles at EMC. His broad experience ranges from venture capital investments in early-stage technology companies to extensive sales and marketing experience, to executive leadership and management roles. Mr. Egan brings to the Board of Directors business acumen, substantial operational experience, and expertise in corporate strategy and development. Mr. Egan also has extensive experience serving as a director of publicly-traded companies.

Mr. Dacier has been a director since June 2017. Mr. Dacier is currently the General Counsel of Indigo Agriculture, Inc., a Boston-based agricultural technology start-up company that specializes in products designed to maximize crop health and productivity, which he joined in March 2017. Previously, Mr. Dacier was Executive Vice President and General Counsel of EMC Corporation (NYSE: EMC) from 1990 until September 2016, when EMC was acquired by Dell Technologies. Mr. Dacier was responsible for the worldwide legal affairs of EMC and its subsidiaries and oversaw the company’s internal audit, real estate and facilities organizations, sustainability and government affairs departments.
Mr. Dacier also currently serves on the Board of Directors for AerCap Holdings NV (NYSE: AER), the world's largest independent aircraft leasing company, and GTY Technology Holdings, Inc. (NASDAQ: GTYHU), a technology holding company.
Mr. Dacier brings to our Board of Directors his extensive understanding and expertise in the information technology industry because of his service on other boards of directors combined with his executive role at EMC. Mr. Dacier also brings his experience and expertise in legal issues and corporate governance as a general counsel and director of publicly-traded companies.
Dr. Gawlick has been a director since June 2017. Dr. Gawlick currently serves on the Board of Directors of Proto Labs, Inc. (NYSE: PRLB), a leading online and technology-enabled quick-turn manufacturer of custom parts for prototyping and short-run production. Dr. Gawlick also serves on the Board of Directors of ChyronHego Corp., a private company specializing in broadcast graphics creation, playout and real-time data visualization, NewForma, Inc. a private company providing leading collaboration and project information management platform, Meltwater, Inc., a private software-as-a-service company that develops and markets media monitoring and business intelligence software, and CloudSense, a private company specializing in delivering industry specific commerce solutions. Dr. Gawlick has also been an advisor to Vector Capital since December 2016.
Previously, Dr. Gawlick was President of Perfecto Mobile, Ltd., a leader in mobile testing, from July 2015 until September 2016. Prior to that, Dr. Gawlick was Executive Vice President of Global Sales at IntraLinks, Inc., a computer software company providing virtual data rooms and other content management services, from April 2012 until July 2015. From August 2008 to April 2012, Dr. Gawlick served as Chief Marketing Officer of Sophos Ltd., a computer security company providing endpoint, network and data protection software. From April 2005 to August 2008, Dr. Gawlick served as Vice President of Worldwide Marketing and Strategy at SolidWorks Corp., a CAD software company. He also has held a variety of executive positions in other technology businesses and was a consultant with McKinsey & Company. Dr. Gawlick holds a Ph.D. in Computer Science from the Massachusetts Institute of Technology.
Through his experience as a director of public and private companies, as well as his leadership roles in the technology industry, Dr. Gawlick brings to our Board of Directors extensive expertise in international sales as well as product-management and marketing. Dr. Gawlick also provides expertise in developing growth strategies.
Mr. Gupta became a director and our President and Chief Executive Officer in October 2016. Prior to that time, Mr. Gupta served as an advisor to various venture capital and private equity firms from October 2015 until September 2016. Prior to that time, Mr. Gupta was President and Chief Executive Officer at Kaseya, Inc., a provider of IT management software solutions, from June 2013 until July 2015, at which time, Mr. Gupta became Chairman of the Board of Directors of Kaseya, a position he held until October 2015. From July 2012 until June 2013, Mr. Gupta served as an advisor to various venture capital and private equity firms in several mergers and acquisitions opportunities. Mr. Gupta was previously President and Chief Executive Officer of FatWire Software from July 2007 until February 2012, prior to the acquisition of FatWire Software by Oracle Corporation. Prior roles held by Mr. Gupta include Chief Technology Officer at CA, Inc., with whom Mr. Gupta held various senior positions.
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
Mr. Kane has been a director since November 2006. Mr. Kane is currently an adjunct professor of International Finance at the MIT Sloan Graduate Business School of Management. Since November 2006, Mr. Kane has also been a Director and Strategic Advisor of One Laptop Per Child, a non-profit organization that provides computing and internet access for students in the developing world, for whom he served as President and Chief Operating Officer from 2008 until 2009. Mr. Kane served as Executive Vice President and Chief Administrative Officer of Global BPO Services Corp., a special purpose acquisition corporation, from July 2007 until March 2008, and as Chief Financial Officer of Global BPO from August 2007 until March 2008. Prior to joining Global BPO, he served as Chief Financial Officer of RSA Security Inc., a provider of e-security solutions, from May 2006 until RSA was acquired by EMC Corporation in October 2006. From July 2003 until May 2006, he served as Chief Financial Officer of Aspen Technology, Inc. (NYSE: AZPN), a publicly-traded provider of supply chain management software and professional services.

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
Ms. King has been a director since February 2018. Ms. King is currently Senior Vice President, General Manager and Chief Strategy Officer of Veracode, the application security business of CA, Inc, a role she has held since July 2017, when Veracode was acquired by CA. In her role as General Manager of Veracode, Ms. King is responsible for all functions of the business unit. From August 2015 until July 2017, Ms. King was the Chief Strategy Officer of Veracode. Prior to that time, from April 2012 until July 2015, Ms. King was Executive Vice President, Product Strategy and Corporate Development GM, Mobile at Veracode. Ms. King joined Veracode in November 2006 and also served as Veracode’s Senior Vice President, Product Marketing and Vice President, Service Delivery.
From a variety of key roles at Veracode, Ms. King has gained significant management and operating experience, extensive knowledge of the software industry and critical strategic expertise. Ms. King also brings to the Board of Directors extensive experience in the areas of product marketing and product management.
Mr. Krall has been a director since February 2008. Mr. Krall has served as a strategic advisor to Roku, Inc., a leading manufacturer of media players for streaming entertainment, since December 2010. From February 2010 to November 2010, he served as President and Chief Operating Officer of Roku, where he was responsible for managing all functional areas of the company. Prior to that, Mr. Krall spent two years as President and Chief Executive Officer of QSecure, Inc., a privately-held developer of secure credit cards based on micro-electro-mechanical-system technology. From 1995 to July 2007, he held a variety of positions of increasing responsibility and scope at Avid Technology, Inc. (NYSE: AVID), a publicly-traded leading provider of digital media creation tools for the media and entertainment industry. His tenure at Avid included serving seven years as the company’s President and Chief Executive Officer.
Mr. Krall also currently serves on the Board of Directors for Harmonic Inc. (NASDAQ: HLIT), a leader in video delivery and cable access virtualization, Universal Audio, Inc., a privately-held manufacturer of audio hardware and software plug-ins, WeVideo, Inc., a privately-held provider of a collaborative video editing platform, Avegant Corp., a privately-held leading developer of virtual and augmented reality technology, and Audinate Pty Ltd., a creator of industry-leading media networking technology. Mr. Krall previously served on the Board of Directors of Quantum Corp. (NYSE: QTM), a publicly-traded global expert in data protection and big data management.
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
Ms. Tucci has been a director since February 2018. Ms. Tucci is currently Chief Executive Officer of Apto, Inc., a provider of web-based software for commercial real estate brokers. Ms. Tucci became Chief Executive Officer of Apto in August 2017. Prior to that time, Ms. Tucci was General Manager, Agile Management Business Unit of CA, Inc. from September 2015 until July 2017. Prior to that time, Ms. Tucci was Chief Revenue Officer, Office of the CEO of Rally Software from December 2014 until August 2015, when Rally was acquired by CA. Ms. Tucci joined Rally Software in December 2013 as Chief Marketing Officer. From January 2011 until August 2013, Ms. Tucci was Chief Strategy Officer of Symantec Corporation.
Through her experiences as chief executive officer, chief revenue officer and chief strategy officer of enterprise software companies, Ms. Tucci has developed extensive leadership, operational and strategic capabilities at both public and private software companies. Ms. Tucci’s experiences at technology companies specializing in software-as-a-service bring important insights to our Board as we continue to execute on our business and product strategies.

Executive and Other Key Officers of the Registrant

The following table sets forth certain information regarding our executive and other key officers.

Name	Age	Position
John Ainsworth	53	Senior Vice President, Products - Core
Stephen Faberman	48	Chief Legal Officer
Yogesh Gupta	57	President and Chief Executive Officer
Paul Jalbert	60	Chief Financial Officer
Loren Jarrett	43	Chief Marketing Officer
Tony Murphy	47	Chief Information Officer
Gary Quinn	57	Senior Vice President, Core Field Organization
Faris Sweis	42	Senior Vice President, General Manager - DevTools
Dimitre Taslakov	41	Chief Talent Officer
Dmitri Tcherevik	48	Chief Technology Officer
Mr. Ainsworth became Senior Vice President, Products-Core in January 2017. Mr. Ainsworth is responsible for the product management, product marketing, technical support and engineering functions for Progress OpenEdge, Progress Corticon, Progress DataDirect Connect, Progress DataDirect Hybrid Data Pipeline, and Sitefinity. Prior to joining our company, Mr. Ainsworth was Senior Vice President, Engineering Services at CA, Inc., a position he assumed in April 2016. Prior to that time, Mr. Ainsworth held various senior positions within CA, which he joined through acquisition in 1994.
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
Mr. Gupta became President and Chief Executive Officer in October 2016. Prior to that time, Mr. Gupta served as an advisor to various venture capital and private equity firms from October 2015 until September 2016. Prior to that time, Mr. Gupta was President and Chief Executive Officer at Kaseya, Inc., a provider of IT management software solutions, from June 2013 until July 2015, at which time, Mr. Gupta became Chairman of the Board of Directors of Kaseya, a position he held until October 2015. From July 2012 until June 2013, Mr. Gupta served as an advisor to various venture capital and private equity firms in several mergers and acquisitions opportunities. Mr. Gupta was previously President and Chief Executive Officer of FatWire Software from July 2007 until February 2012, prior to the acquisition of FatWire Software by Oracle Corporation. Prior roles held by Mr. Gupta include Chief Technology Officer at CA, Inc., with whom Mr. Gupta held various senior positions.
Mr. Jalbert became Chief Financial Officer in March 2017. As Chief Financial Officer, Mr. Jalbert is responsible for our finance and accounting, financial planning, treasury, tax and investor relations functions. Prior to becoming Chief Financial Officer, Mr. Jalbert was Vice President, Chief Accounting Officer, a position he assumed upon joining the Company in August 2012. Prior roles included Corporate Controller at publicly traded companies Keane and Genuity, as well as other senior financial positions at Verizon (formerly GTE).
Ms. Jarrett became Chief Marketing Officer in January 2017. As Chief Marketing Officer, Ms. Jarrett is responsible for our marketing strategy, corporate marketing, demand generation, and field marketing functions. Prior to becoming Chief Marketing Officer, Ms. Jarrett was Chief Marketing Officer at Acquia Inc., a provider of cloud platform and data-driven journey technology, from 2015 until December 2016. Previously, Ms. Jarrett was Chief Marketing Officer at Kaseya, Inc. from 2013 until 2015, and Vice President, Corporate Charge Card and Loyalty Products at American Express, in 2013. Prior to that time, Ms. Jarrett was Vice President, Product Management and Strategy at Oracle Corporation from 2011 until 2012, and Senior Vice President of Marketing and Product Management at FatWire Software from 2007 until its acquisition by Oracle Corporation in 2011.
Mr. Murphy became Chief Information Officer in June 2017. As our Chief Information Officer, Mr. Murphy is responsible for the development and implementation of our overall technology strategy for all internal systems and business processes.  Prior to joining our company, Mr. Murphy was Vice President of Global IT at Stratus Technologies, Inc., a producer of computer servers and software, from January 2013 until May 2017. Previously, Mr. Murphy was Director of IT and Business Systems at Acme Packet, Inc. from May 2011 until its acquisition by Oracle Corporation in 2013.
Mr. Quinn became Senior Vice President, Core Field Organization in August 2017. Mr. Quinn is responsible for global field operations for Progress OpenEdge, Progress Corticon, Progress DataDirect Connect, Progress DataDirect Hybrid Data Pipeline, and Sitefinity. Prior to joining our company, Mr. Quinn was President and Chief Executive Officer of FalconStor Software, Inc. Mr. Quinn joined FalconStor Software in April 2012 as vice president of sales and marketing for North America, and he was named executive vice president and chief operating officer (COO) in April 2013, interim CEO in June 2013 and CEO in August 2014. Prior roles included Executive Vice President of Global Partners and International Sales at CA, Inc. until 2006 and Commissioner of Information Technology (CIO) at Suffolk County Department of Information Technology (DoIT) from 2008 until 2012.
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
Mr. Tcherevik became Chief Technology Officer in April 2017. As Chief Technology Officer, Mr. Tcherevik is responsible for leading our technology strategy for cognitive applications across our product portfolio as well as our future technology efforts. Prior to joining our company, Mr. Tcherevik was Chief Executive Officer of MightyMeeting, Inc., which he founded in 2010. Prior roles included Chief Technology Officer at FatWire Software from 2007 until 2010 and Vice President, Office of the Chief Technology Officer at CA, Inc. until 2004.

Audit Committee
The Audit Committee of our Board of Directors during 2017 consisted of Messrs. Egan, Ram Gupta (until February 2017), Kane and Mark, with Mr. Kane serving as Chairman. The Audit Committee met eight times during 2017. In February 2017, Ram Gupta resigned from our Board of Directors.
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
The Audit Committee operates under a written charter adopted by our Board of Directors, a copy of which can be found on our website at www.progress.com under the heading “Corporate Governance” located on the “Investor Relations” page.
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

For 2017, among other functions, the Audit Committee:

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. These reporting persons are required by regulations of the SEC to furnish us with copies of all such filings. Based solely on a review of the copies of such forms that we have received, and on written representations from certain reporting persons, we believe that, with respect to the fiscal year ended November 30, 2017, our directors, officers, and 10% stockholders complied with all applicable Section 16(a) filing requirements.

Code of Conduct and Business Ethics
Our Board of Directors has adopted a Code of Conduct and Business Ethics that applies to all of our officers, directors, and employees. A copy of the Code of Conduct and Business Ethics can be found on our website at www.progress.com under the heading “Corporate Governance” located on the “Investor Relations” page.

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
We describe below our compensation philosophy, policies, and practices relating to the fiscal year ended November 30, 2017 with respect to the following “named executive officers,” (“NEOs”) whose compensation is set forth in the "Summary Compensation Table" and other compensation tables contained in this Amendment No. 1 to Annual Report on Form 10-K/A:

•	Yogesh Gupta, our President and Chief Executive Officer;

•	Paul Jalbert, who became our Chief Financial Officer in March 2017;

•	John Ainsworth, who became our Senior Vice President, Core Products in January 2017;

•	Loren Jarrett, who became our Chief Marketing Officer in January 2017;

•	Dmitri Tcherevik, who became our Chief Technology Officer in April 2017; and

•	Kurt Abkemeier, who served as our Chief Financial Officer until March 2017.
We present our Compensation Discussion and Analysis in the following sections:

1. Executive Summary. In this section, we discuss our 2017 corporate performance and certain governance aspects of our executive compensation program.	p. 7

2. Executive Compensation Program. In this section, we describe our executive compensation philosophy and process and the material elements of our executive compensation program.	p. 16

3.    2017 Executive Compensation Decisions. In this section, we provide an overview of our Compensation Committee’s executive compensation decisions for 2017 and certain actions taken before or after 2017, when doing so enhances the understanding of our executive compensation program.
p. 19

4. Other Executive Compensation Matters. In this section, we describe our other compensation policies and review the accounting and tax treatment of compensation.	p. 31

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

Fiscal 2017-A Transformative Year

Fiscal 2017 was a transformative year for our company. The catalyst for our transformation occurred in October 2016, when Yogesh Gupta became our new Chief Executive Officer. Mr. Gupta brought to Progress more than twenty-five years of software experience, with a proven track record as chief executive officer of delivering outstanding investor returns through innovative growth strategies and strong execution. Mr. Gupta also served in several executive-level roles during his more than fifteen years at CA, Inc., a publicly-traded software company with businesses and technologies that have similar growth profiles as our company.

Immediately after the end of fiscal 2016, Mr. Gupta conducted a thorough review of our strategy. Following this strategy review, our Board of Directors and Mr. Gupta concluded that we should undertake a new strategy that leverages our application development platform capabilities, and enables our customers and partners to build next generation applications that drive their businesses. We will accomplish this by providing the platform and tools enterprises need to build "Cognitive Applications," which are the future of application development. This new strategy builds on our inherent DNA and vast experience in application development established over 35 years.

At the same time, Mr. Gupta also reviewed our operations. Our budget and operating plan for 2016 reflected our optimism about the growth prospects of our business segments. However, as fiscal 2016 ended, our financial results fell short of our aggressive expectations. Following this operational review, our Board of Directors and Mr. Gupta concluded that because our core products competed in mature market segments with limited growth opportunities, we needed to moderate our view of their growth prospects. We shifted our organization and operating principles for these product lines, with the goal of serving our core customer base more profitably and with a focus on retention rather than the pursuit of new customers. We recognized that our prospects for future growth would be tied to our new strategy.

Following these extensive reviews, in January 2017, we launched a new strategic plan and operating model, with three major elements:

In consultation with our Board, Mr. Gupta also concluded that changes to our senior management team were required to transform our company. To execute our new strategy, Mr. Gupta recruited several new senior leaders with a track record of success in executing the type of strategies and operational changes that the transformation we began in 2017 would require. Mr. Gupta also shifted the responsibilities of existing senior leaders to better align with our new operating model. As shown in the table below seven of our ten management team members were new to their positions in fiscal 2017.

Our New Strategic Plan is Delivering Results…and Enhancing Shareholder Value

As shown in the chart below, we made significant progress in executing on our new strategic plan. Our budget and operating plan for 2017 reflected our modest growth expectations with respect to our core products and our focus on managing our business as efficiently as possible. Although we projected that our total revenues would decline year-over-year, by reducing our operating expenses through headcount and spending reductions, we anticipated that we would achieve growth in non-GAAP operating income and non-GAAP earnings per share.

Our 2017 financial results exceeded our original expectations with respect to total revenue, operating income, operating margin, earnings per share and free cash flow. The strength of our overall business enabled us to return almost $100 million of capital to shareholders in fiscal 2017 in the form of share repurchases and dividends. Ultimately, our better-than-expected performance throughout the year generated strong returns for our shareholders.

The table below summarizes our 2017 financial results as compared to fiscal 2016:

(In millions, except percentages and per share amounts)		Fiscal 2016 Actual	Fiscal 2017 Actual
GAAP
	Revenue	$405.3	$397.6
	Income (loss) from operations	($29.7)	$70.6
	Diluted earnings (loss) per share	($1.13)	$0.77
	Operating Margin	(7)%	18%
	Cash from operations	$102.8	$105.7
Non-GAAP
	Revenue	$407.4	$398.6
	Operating income	$123.1	$144.5
	Diluted earnings per share	$1.65	$1.91
	Operating Margin	30%	36%
	Adjusted free cash flow	$100.6	$121.5
A reconciliation between the GAAP results and non-GAAP measures is located in Appendix A at the end of this Amendment No. 1 to Annual Report on Form 10-K/A.

GAAP Results vs. Non-GAAP Measures

As disclosed in our press releases regarding annual and quarterly earnings and other communications, we provide financial information using methods in addition to those prescribed by generally accepted accounting principles in the United States ("GAAP"), such as non-GAAP revenue, non-GAAP operating income, non-GAAP earnings per share and adjusted free cash flow.

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

2017 Executive Compensation Program Design

The Compensation Committee’s philosophy is to tie executive pay to company performance, thereby creating alignment with our stockholders and to drive the creation of sustainable long-term stockholder value. Our executive compensation programs for 2017 reflected the shift in our strategy following Mr. Gupta’s appointment as our CEO, including our revised growth expectations within our core products, the shift in our go-forward product strategy and the restructuring of our organization and operational philosophy we undertook in early January 2017.

A key component of the Compensation Committee’s responsibilities during fiscal 2017 was to develop compensation packages sufficient to retain Mr. Jalbert as our Chief Financial Officer, and to attract Mr. Ainsworth, Ms. Jarrett and Mr. Tcherevik to join our company. These compensation packages reflected our pay-for-performance philosophy and alignment of executive officer and stockholder interests, as well as external competitiveness and internal parity considerations.

For each of these individuals, the Compensation Committee issued new hire or promotion equity awards with a value larger than the typical award for which the NEO would be eligible under our annual equity program. In addition to a standard annual award, these new hire or promotion equity awards included a special one-time award of time-based restricted stock units ("RSUs"). See "New NEO Compensation Terms." The amounts shown in the chart below for the NEOs include these one-time RSU awards, which are not part of our NEOs’ on-going compensation.

In the case of Mr. Gupta, no RSUs were issued in fiscal 2017 as he received RSUs in October 2016 as part of his new hire award. See "Individual Considerations."

Alignment of CEO Realizable Pay Value and Performance

The Compensation Committee reviews realizable pay value analyses for the executive officers to inform design and award levels for long-term incentive ("LTI") awards. We calculate realizable pay as the sum of annual base salary, actual corporate bonus plan award paid, the "in-the-money" value of stock options, the value of RSUs and the value of performance-based restricted stock units ("PSUs") (the current value is determined by measuring performance thus far in the performance period and determining the resulting level of assumed payout as of the most-recent fiscal year end).

Given that 2017 was the first full year of Mr. Gupta’s tenure as our CEO, the table below focuses on 2017 compensation only:

•
The aggregate realizable pay value of the total base salary, corporate bonus plan payout and LTI for our CEO at the end of fiscal 2017 was estimated to be $5.4 million, or approximately 169% of his 2017 compensation values disclosed in the Summary Compensation Table below.

•	Our corporate bonus plan payout was 115% of target, based on actual company performance versus goals set at the beginning of the fiscal year

•
Our stock price increased from $28.98 (as of Mr. Gupta’s LTI grant date of February 23, 2017) to $41.34 (2017 fiscal year end stock price), which represented a 44% return to shareholders (includes share price performance plus dividends paid during this period).

These findings demonstrate alignment of the CEO’s realizable pay with shareholders’ investment performance during 2017.

Response to 2017 Say-on-Pay Vote and the Evolution of our Executive Compensation Program

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

At our 2017 annual stockholders meeting, approximately 98% of the votes cast approved, on an advisory basis, our executive compensation for fiscal year 2016. As shown in the table below, for each of the past three years, we received more than 95% support with respect to the advisory vote on executive compensation.

However, over the past few years we have made significant changes to our executives’ compensation in response to prior say-on-pay votes and feedback from stockholders as shown in the table below. The Committee will continue to consider the outcome of our say-on-pay votes and our stockholder views when making future compensation decisions for our executives.

Compensation Governance

What We Do:	What We Don’t Do:
✓ 70% of annual equity award is performance-based	X No perquisites
✓ Grant performance-based equity awards with performance measures that span three years	X No guaranteed salary increases or non-performance-based bonuses
✓ Utilize different measures for performance equity awards and cash incentives	X No excise tax gross-ups
✓ Maintain stock ownership guidelines to ensure our directors’ and executives’ interests are aligned with those of our stockholders	X No pledging or hedging of company stock by directors and executive officers
✓ Maintain compensation recovery (or clawback) policy
✓ Cap the amounts our executives can earn under our annual incentive plans

Executive Compensation Program
Philosophy and Objectives
Our philosophy is to reward executive officers based upon corporate performance, as well as to provide long-term incentives for the achievement of financial and strategic goals. We use a combination of cash compensation, composed of base salary and an annual cash bonus program, long-term equity incentive compensation programs, and a broad-based benefits program to create a competitive compensation package for our executive management team. We tie the payment of cash and equity incentive compensation to executive officers exclusively to the achievement of financial objectives.
The Compensation Committee uses the following principles to guide its decisions regarding the compensation of our executive officers:

Pay for Performance:
Total compensation should reflect a “pay for performance” philosophy in which more than 50% of each executive officer’s compensation is tied to the achievement of company financial objectives. Cash compensation for our executive officers is weighted toward short-term incentive bonus awards tied to company financial objectives that are difficult to attain and require achievement closely linked to our annual operating plan and budget. If the targets for total revenue and adjusted free cash flow are not met within 95% of our budget or the target for operating income is not met within 90% of our budget, no bonus is earned.

Alignment with Stockholders’ Interests:	Total compensation levels should include performance-based equity awards to align executive officer and stockholder interests.

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
Role of Chief Executive Officer
Our Chief Executive Officer makes recommendations to the Compensation Committee with respect to compensation for his direct reports (including our other named executive officers). In making these recommendations, the factors considered include market data, tenure, individual performance, responsibilities, and experience levels of the executives, as well as the compensation of the executives relative to one another.
These initial CEO recommendations are discussed with the Chairman of the Compensation Committee or presented at Compensation Committee meetings. The Total Rewards group within our Human Capital Department and individuals within our Finance and Legal Departments support the Compensation Committee in the performance of its responsibilities. During 2017, our Chief Financial Officer, Chief Legal Officer and Chief Talent Officer regularly attended the Compensation Committee meetings to provide perspectives on the competitive landscape, the needs of the business, information about our financial performance and relevant legal and regulatory developments.

The Compensation Committee meets in executive session (without management) with its external compensation consultant to deliberate on executive compensation matters. None of our executive officers participate in the Compensation Committee’s deliberations or decisions regarding their own compensation.
Role of Compensation Consultant
Our Compensation Committee again retained Pay Governance to advise it on matters related to executive compensation for 2017.
Other than providing limited guidance regarding our broad-based equity plan design for all employees, Pay Governance did not provide any services for management in 2017. Pay Governance consulted with our management when requested by the Compensation Committee and only as necessary to obtain relevant compensation and performance data for the executives as well as essential business information so that it could effectively support the Compensation Committee with appropriate competitive market information and relevant analyses.
During 2017, Pay Governance provided a range of services to the Compensation Committee to support the Compensation Committee’s agenda and obligations, including providing advice relating to compensation terms for new or promoted executives, regulatory updates, industry trends and peer group compensation data, so that the Compensation Committee could set compensation for executives and non-employee directors in accordance with our policies and the Compensation Committee’s charter, advice on the structure and competitiveness of our compensation programs, and advice on the consistency of our programs with our executive compensation philosophy.
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
Peer Group
To assist the Compensation Committee in making decisions on total compensation for executives and company-wide equity grants, the Compensation Committee utilizes peer and industry group data and analyses. Each year, as necessary, the Compensation Committee reviews with its external compensation consultant the list of peer companies as points of comparison to ensure that comparisons are meaningful.
For 2017, Pay Governance provided recommendations on the composition of our peer group. Based on the facts described in the table below and management’s input, for 2017, Pay Governance recommended, and the Compensation Committee approved, the following peer group:

General Description	Criteria Considered	Peer Group List
Software and high technology companies which operate in similar or related businesses and with which Progress competes for talent	Publicly-traded and based in U.S. Revenues-0.5x to 2.5x of Progress Market Cap-0.2x to 3.0x of Progress Other (e.g., recent financial performance, business model, proxy advisor peers)
Aspen Technology, Inc.
Avid Technology, Inc.
Bottomline Technologies, Inc.
CommVault Systems, Inc.
Demandware, Inc.
Epiq Systems, Inc.
Gigamon Inc.*
HubSpot Inc.*
Interactive Intelligence, Inc.*
Jive Software, Inc.
Manhattan Associates, Inc.
MicroStrategy, Inc.
Pegasystems, Inc.
Rovi Corporation
Splunk, Inc.
Synchronoss Technologies, Inc.
Tableau Software, Inc.
The Ultimate Software Group, Inc.
VASCO Data Security International, Inc.*

*Added for 2017

For 2017, the Compensation Committee replaced five peer companies utilized in 2016 with four new additions as shown in the table above. Four of the replaced companies (Advent Software, Inc., Demandware, Inc., Qlik Technologies, Inc. and SolarWinds, Inc.) were acquired during 2016. The Compensation Committee replaced NetScout Systems, Inc. because their annual revenues (as a result of an acquisition) had exceeded our criteria.
Pay Governance then prepared a compensation analysis based on survey data and data gathered from publicly available information for our peer group companies.
Survey Data
The executive compensation analysis prepared by Pay Governance also included data from Radford’s 2016 Global Technology Survey for companies with revenues between $200 million and $500 million. The Compensation Committee used this data to compare the current compensation of our named executive officers to the peer group and to determine the relative market value for position, based on direct, quantitative comparisons of pay levels. The survey data was used when there was a lack of public peer data for an executive’s position and to obtain a general market understanding of current compensation practices.
Competitive Positioning
The fiscal 2017 target total direct compensation for our named executive officers was set by the Compensation Committee based predominantly on competitive pay practices, as reflected in the peer group and survey data. The Compensation Committee reviews market data at the 25th, 50th, and 75th percentile and, for 2017, sought to target total direct compensation for the named executive officers as a group at the 50th percentile of our peer group in setting our executive compensation programs. Additional adjustments were considered based on individual importance to our company, anticipated future contributions, internal pay equity, and historical pay levels, as well as the level of an executive officer’s unvested equity awards and incentives.
In determining equity awards related to the recruitment or promotion of executive officers, the Compensation Committee seeks to align the interests of these executives with our shareholders and reviews and considers: market data, forfeited awards at prior employers, importance of role, candidate experience, transitional state of the company and internal positioning. New hire and promotional equity awards are generally one-time in nature and future awards to these executive officers are aligned with our annual equity award structure.
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

Compensation Element	Objective	Key Features
Cash Compensation	To attract, motivate and reward executives whose knowledge, skills, and performance are critical to our success
• Base Salary	To secure and retain services of key executive talent by providing a fixed level of cash compensation for performing essential elements of position	Adjustments may be made to reflect market conditions for a position, changes in the status or duties associated with a position, individual performance or internal pay equity
• Annual Cash Bonus	To encourage and reward annual corporate performance that enhances short and long-term stockholder value	Cash bonuses are based on percentage of base salary, with actual awards based exclusively on attainment of objective corporate financial goals
Equity Compensation	To align executives’ interests with those of stockholders
• PSUs under the Long-Term Incentive Plan (“LTIP”)	To align interests of management with those of our stockholders with the goal of creating long-term growth and value	Three-year performance period Performance metric utilized is relative total stockholder return (“TSR”) in comparison to NASDAQ Software Index
• Restricted Stock Units	To retain executive talent	Service-based vesting over three-year period
• Stock Options	To align interests of management with those of our stockholders with the goal of creating long-term growth and value	Service-based vesting over four-year period Exercise price equal to fair market value on date of grant
Other Compensation	To provide benefits that promote employee health and welfare, which assists in attracting and retaining our executive officers
Indirect compensation element consisting of programs such as medical, dental, and vision insurance, a 401(k) plan with up to a 3% matching contribution, an employee stock purchase plan program, and other plans and programs generally made available to employees

Severance and Change in Control Benefits
To serve our retention and motivational objectives, helping our named executive officers maintain continued focus, dedication to their responsibilities and objectivity to maximize stockholder value, including in the event of a transaction that could result in a change in control of our company; particularly important in a time of increased consolidation in our industry and increased competition for executive talent

Provides protection in the event of an involuntary termination of employment under specified circumstances, including following a change in control of our company as described below under “Potential Payments Upon Termination or Change in Control” and “Executive Compensation-Severance and Change in Control Agreements”

2017 Executive Compensation Decisions
2017 Program Design
Consistent with its pay-for-performance philosophy, the Compensation Committee emphasized alignment with our long-term business goals in designing our executive compensation programs for 2017. Our executive compensation programs for 2017 reflected the shift in our strategy, the change in our go-forward product strategy and the restructuring of our organization and operational philosophy we undertook in early 2017.

The chart below summarizes the key attributes of each pay element for fiscal 2017.

Element	Key Attributes
Base salary	Aligns with scope and complexity of role and prevailing market conditions; salary levels are generally at market median
Annual Cash Bonus
100% financial/formulaic

FY17 metrics
Total non-GAAP revenue (40%)
Total non-GAAP operating income (40%)
Total adjusted free cash flow (20%)

Payout of bonuses would not occur if we failed to achieve total revenue and adjusted free cash flow of at least 95% of our annual operating plan and budget and operating income of at least 90% of our annual operating plan and budget

Payouts under the annual cash bonuses capped at 150% of target amounts with steeper slopes for above-target payouts

Restricted Stock Units	Vests over three years to support retention 30% of annual equity award
Stock options	Vests over four years to support retention and align with our stockholders’ interests 20% of annual equity award
LTIP PSUs	Three-year performance period Performance metric utilized is relative TSR in comparison to NASDAQ Software Index 50% of annual equity award
New NEO Compensation Terms
As described above, a key component of the Compensation Committee’s responsibilities during fiscal 2017 was to develop compensation packages sufficient to attract and retain Mr. Jalbert, Mr. Ainsworth, Ms. Jarrett and Mr. Tcherevik as well as other new members of senior management. In each case, the Compensation Committee designed these compensation packages in consultation with its external compensation consultant.
In the table below, we describe the responsibilities and unique experiences brought to our company by each of such named executive officers.

NEO	Role	Responsibilities	Experience
Paul Jalbert	Chief Financial Officer	Finance & accounting	Thirty years of experience as finance executive at publicly and private-held companies, including UnitedHealth, Picis, Keane, Genuity and Verizon
John Ainsworth	SVP, Core Products	Product management, engineering and technical support for all core products except Dev Tools	Twenty-five years at CA, Inc. running large teams responsible for products with similar profiles and growth characteristics as our core products
Loren Jarrett	Chief Marketing Officer	Product and marketing strategy	Track record of creating successful product and marketing strategies at companies as diverse as CA, Inc., Oracle, American Express and Acquia
Dmitri Tcherevik	Chief Technology Officer	Leading our vision and technology strategy across our product portfolio	Successful track record of devising and implementing technology strategy for emerging markets as founder of two successful technology start-ups as well as for CA, Inc.
In developing compensation terms for the new NEOs, the Compensation Committee took into account the following factors, among others:

•
in the case of Mr. Jalbert, the compensation terms negotiated with Mr. Abkemeier approximately six months earlier following the lengthy search process for a new Chief Financial Officer during fiscal 2016;

•	in the case of Mr. Ainsworth, his experience at CA, Inc. leading product teams with characteristics similar to our core products;

•	in the case of Ms. Jarrett, the fact that developing a product and marketing strategy would be a key part of her role as Chief Marketing Officer;

•	in the case of Mr. Tcherevik, the substantial experience he had with strategies and technologies similar to our cognitive applications product strategy;

•	internal pay equity; and

•	the significant turnover we had experienced in the executive ranks during fiscal 2017 and the need for greater stability in the management team to execute the new strategic plan.
As described above, in determining equity awards related to the recruitment or promotion of executive officers, the Compensation Committee seeks to align the interests of these executives with our shareholders and reviews and considers: market data, forfeited awards at prior employers, importance of role, candidate experience, transitional state of the company and internal positioning. New hire and promotional equity awards are generally one-time in nature and future awards to these executive officers are aligned with our annual equity award structure.
In the case of Mr. Jalbert, Mr. Ainsworth and Ms. Jarrett, the new hire equity awards consisted of two components, an annual equity award and a special equity award. For Mr. Jalbert, Mr. Ainsworth and Ms. Jarrett, the annual equity award consisted of 50% performance stock units under our Long-Term Incentive Plan, 30% time-based restricted stock units and 20% stock options. Mr. Jalbert received an annual equity award with a value of $1,000,000 and Mr. Ainsworth and Ms. Jarrett each received an annual equity award with a value of $700,000. The vesting of these annual equity awards is identical to our annual equity program described below.
The Compensation Committee issued special one-time equity awards consisting of time-based restricted stock units to each of Mr. Jalbert ($1,000,000), Mr. Ainsworth ($300,000) and Ms. Jarrett ($300,000). Mr. Jalbert’s special equity award vests in March 2020 if he remains our Chief Financial Officer on such date. The vesting of the special awards issued to Mr. Ainsworth and Ms. Jarrett is identical to RSUs issued under our annual equity program.
In the case of Mr. Tcherevik, he received a new hire equity award of $1,000,000, consisting of 50% performance stock units under our Long-Term Incentive Plan, 30% time-based restricted stock units and 20% stock options. The vesting of Mr. Tcherevik’s new hire award is identical to the annual equity program.
In January 2018, consistent with the Compensation Committee’s philosophy, each of the NEOs received awards under our annual equity program that did not include a new hire or special equity award.
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
As shown in the tables below, the total direct compensation mix for Mr. Gupta and our other named executive officers in fiscal 2017 was consistent with our peer group.

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
Individual Considerations
Below is a summary of the fiscal 2017 compensation decisions and, where applicable, changes for each named executive officer from fiscal 2016.

Yogesh Gupta, Chief Executive Officer (1)

	2016 Target Pay ($)		2017 Target Pay ($)
Target Annual Cash Compensation	1,150,000		1,150,000	(7)
Base Salary	575,000		575,000
Target Bonus	575,000	(2)	575,000	(8)
Target Annual Equity Compensation	2,400,000		2,075,000
Target Annual RSUs	375,000	(3)	--	(9)
Target Annual Stock Options	--		875,000	(4)
Target One-Year Performance PSUs	875,000	(4)	--
Target LTIP PSUs	1,150,000	(5)	1,200,000	(10)
Total Target Annual Compensation	3,550,000		3,225,000
Special New Hire Award	2,500,000	(6)	--
Total Target Compensation	6,050,000		3,225,000

(1)	Mr. Gupta became our Chief Executive Officer in October 2016. We entered into an employment agreement with Mr. Gupta setting forth the terms of his compensation described above.

(2)
Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Gupta earned 15% of his bonus for fiscal 2016 prorated to reflect his employment commencement date.

(3)
70% of Mr. Gupta’s fiscal 2016 annual equity award was to be in the form of PSUs based on one-year performance objectives and 30% in the form of time-based RSUs. Mr. Gupta was issued RSUs with a grant date value of $375,000 in October 2016, which vest in equal installments every six months over three years beginning on April 1, 2017, subject to continued employment. The PSUs were to be issued in early 2017 and based on FY17 financial objectives. In February 2017, the Compensation Committee eliminated the practice of awarding PSUs based on one-year performance objectives and in lieu of his new hire PSUs, Mr. Gupta was awarded $875,000 of stock options in February 2017. These stock options are shown in the 2017 Target Pay column under “Target Annual Stock Options”.

(4)
Mr. Gupta was to receive PSUs as part of his new hire award but, in February 2017, the Compensation Committee eliminated the practice of awarding PSUs based on one-year performance objectives, and in lieu of his new hire PSUs, Mr. Gupta was awarded $875,000 of stock options in February 2017. These options vest in equal installments every six months over four years beginning on October 1, 2017, subject to continued employment.

(5)
Represents PSUs issued to our executive officers under our Long-Term Incentive Plan with a grant date value of two times base salary and subject to three-year relative total stockholder return performance measures.

(6)
Represents a one-time award of RSUs subject to three-year vesting as follows: 25% on October 10, 2017, 25% on October 10, 2018, and 50% on October 10, 2019, subject, in each case, to continued employment. The vesting of all or part of this award may be accelerated in the event of a change in control or involuntary termination.

(7)
We evaluated Mr. Gupta’s fiscal 2016 total target compensation against our compensation peer group, as to individual elements and as to total compensation to determine whether any changes should be made. We determined that Mr. Gupta’s target cash compensation was in line with the market data.

(8)	Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Gupta earned 115% of his bonus for fiscal 2017.

(9)	Mr. Gupta did not receive an award of time-based RSUs in fiscal 2017 because he received time-based RSUs in October 2016 as part of his new hire award.

(10)	Represents PSUs issued to our executive officers under our Long-Term Incentive Plan that are subject to three-year relative total stockholder return performance measures.

Paul Jalbert, Chief Financial Officer (1)

	2017 Target Pay ($)(2)
Target Annual Cash Compensation	600,000
Base Salary	375,000
Target Bonus	225,000	(3)
Target Annual Equity Compensation	1,000,000	(4)
Target Annual RSUs	300,000	(5)
Target Annual Stock Options	200,000	(6)
Target LTIP PSUs	500,000	(7)
Total Target Annual Compensation	1,600,000
Special Promotion Award	1,000,000	(8)
Total Target Compensation	2,600,000

(1)
Mr. Jalbert was not an executive officer in fiscal 2016. In fiscal 2016, Mr. Jalbert was our Vice President, Chief Accounting Officer. In March 2017, Mr. Jalbert was promoted to Chief Financial Officer and became an executive officer.

(2)
In connection with Mr. Jalbert’s promotion, we evaluated his fiscal 2017 total target compensation against our compensation peer group, as to individual elements and as to total compensation to determine whether any changes should be made. We also took into consideration the compensation terms we entered into with Kurt Abkemeier, who was our Chief Financial Officer until March 2017, and who had joined our company in September 2016. Mr. Jalbert’s base salary prior to his promotion was $270,504 and his target bonus was $108,202.

(3)
Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on the performance under the Corporate Bonus Plan, Mr. Jalbert earned 115% of his fiscal 2017 target bonus.

(4)
As part of his promotion to Chief Financial Officer, Mr. Jalbert received an annual equity award of $1,000,000 consisting of 50% PSUs under our Long-Term Incentive Plan, 30% time-based RSUs and 20% stock options.

(5)	RSUs vest in equal installments every six months over three years beginning on October 1, 2017.

(6)	Stock options vest in equal installments every six months over four years beginning on October 1, 2017.

(7)	PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total stockholder return performance measures.

(8)
Represents a one-time award of RSUs subject to three-year cliff vesting, subject to continued employment. The vesting of all or part of this award may be accelerated in the event of a change in control or involuntary termination

John Ainsworth, Senior Vice President, Core Products (1)

	2017 Target Pay ($)
Target Annual Cash Compensation	502,500
Base Salary	335,000
Target Bonus	167,500	(2)
Target Annual Equity Compensation	700,000	(3)
Target Annual RSUs	210,000	(4)
Target Annual Stock Options	140,000	(5)
Target LTIP PSUs	350,000	(6)
Total Target Annual Compensation	1,202,500
Cash Signing Bonus	150,000
Special New Hire Award	300,000	(7)
Total Target Compensation	1,652,500

(1)	Mr. Ainsworth became our Senior Vice President, Core Products in January 2017. We entered into an offer letter with Mr. Ainsworth setting forth the terms of his compensation described above.

(2)
Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on the performance under the Corporate Bonus Plan, Mr. Ainsworth earned 115% of his fiscal 2017 target bonus prorated to reflect his employment commencement date.

(3)	Mr. Ainsworth received an annual equity award of $700,000 consisting of 50% PSUs under our Long-Term Incentive Plan, 30% time-based RSUs and 20% stock options.

(4)	RSUs vest in equal installments every six months over three years beginning on October 1, 2017.

(5)	Stock options vest in equal installments every six months over four years beginning on October 1, 2017.

(6)	PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total stockholder return performance measures.

(7)	Represents a one-time award of RSUs which vest in equal installments every six months over three years beginning on October 1, 2017.

Loren Jarrett, Chief Marketing Officer (1)

	2017 Target Pay ($)
Target Annual Cash Compensation	502,500
Base Salary	335,000
Target Bonus	167,500	(2)
Target Annual Equity Compensation	700,000	(3)
Target Annual RSUs	210,000	(4)
Target Annual Stock Options	140,000	(5)
Target LTIP PSUs	350,000	(6)
Total Target Annual Compensation	1,202,500
Cash Signing Bonus	125,000
Special New Hire Award	300,000	(7)
Total Target Compensation	1,627,500

(1)	Ms. Jarrett became our Chief Marketing Officer in January 2017. We entered into an offer letter with Ms. Jarrett setting forth the terms of her compensation described above.

(2)
Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on the performance under the Corporate Bonus Plan, Ms. Jarrett earned 115% of her fiscal 2017 target bonus prorated to reflect her employment commencement date.

(3)	Ms. Jarrett received an annual equity award of $700,000 consisting of 50% PSUs under our Long-Term Incentive Plan, 30% time-based RSUs and 20% stock options.

(4)	RSUs vest in equal installments every six months over three years beginning on October 1, 2017.

(5)	Stock options vest in equal installments every six months over four years beginning on October 1, 2017.

(6)	PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total stockholder return performance measures.

(7)	Represents a one-time award of RSUs which vest in equal installments every six months over three years beginning on October 1, 2017.

Dmitri Tcherevik, Chief Technology Officer (1)

	2017 Target Pay ($)
Target Cash Compensation	502,500
Base Salary	335,000
Target Bonus	167,500	(2)
Target Equity Compensation	1,000,000	(3)
Target RSUs	300,000	(4)
Target Stock Options	200,000	(5)
Target LTIP PSUs	500,000	(6)
Total Target Compensation	1,502,500

(1)	Mr. Tcherevik became our Chief Technology Officer in April 2017. We entered into an offer letter with Mr. Tcherevik setting forth the terms of his compensation described above.

(2)
Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on the performance under the Corporate Bonus Plan, Mr. Tcherevik earned 115% of his fiscal 2017 target bonus prorated to reflect his employment commencement date.

(3)	Mr. Tcherevik received a new hire equity award of $1,000,000 consisting of 50% PSUs under our Long-Term Incentive Plan, 30% time-based RSUs and 20% stock options.

(4)	RSUs vest in equal installments every six months over three years beginning on April 1, 2018.

(5)	Stock options vest in equal installments every six months over four years beginning on April 1, 2018.

(6)	PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total stockholder return performance measures.

Kurt Abkemeier, Former Chief Financial Officer (1)

	2016 Target Pay ($)		2017 Target Pay ($)
Target Annual Cash Compensation	675,000		675,000	(7)
Base Salary	375,000		375,000
Target Bonus	300,000	(2)	300,000	(8)
Target Annual Equity Compensation	1,350,000		860,000
Target Annual RSUs	240,000	(3)	--	(9)
Target Annual Stock Options	--		360,000	(4)
Target One-Year Performance PSUs	360,000	(4)
Target LTIP PSUs	750,000	(5)	500,000	(10)
Total Target Annual Compensation	2,025,000		1,535,000
Cash Signing Bonus	50,000		--
Special New Hire Award	1,650,000	(6)	--
Total Target CompensationTotTarget Compensation	3,725,000		1,535,000

(1)
Mr. Abkemeier became our Chief Financial Officer in September 2016. We entered into an employment agreement with Mr. Abkemeier setting forth the terms of his compensation described above. In March 2017, Mr. Abkemeier’s employment with our company terminated. Upon his termination, we paid Mr. Abkemeier the severance benefits described in the section of this Amendment No. 1 to Annual Report on Form 10-K/A entitled, “Severance and Change in Control Benefits.”

(2)
Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Abkemeier earned 15% of his bonus for fiscal 2016 prorated to reflect his employment commencement date.

(3)
60% of Mr. Abkemeier’s fiscal 2016 annual equity award was to be in the form PSUs based on one-year performance objectives and 40% in the form of time-based RSUs. Mr. Abkemeier was issued RSUs with a grant date value of $240,000 in September 2016, which vest in equal installments every six months over three years beginning on April 1, 2017. Upon termination of Mr. Abkemeier’s employment, the vesting of two installments of these RSUs was accelerated. The PSUs were to be issued in early 2017 and based on FY17 financial objectives. In February 2017, the Compensation Committee eliminated the practice of awarding PSUs based on one-year performance objectives and, in lieu of his new hire PSUs, Mr. Abkemeier was awarded $360,000 of stock options in February 2017. These stock options are shown in the 2017 Target Pay column under “Target Annual Stock Options”.

(4) Mr. Abkemeier was to receive PSUs as part of his new hire award but, in February 2017, the Compensation Committee eliminated the practice of awarding PSUs based on one-year performance objectives, and in lieu of his new hire PSUs, Mr. Abkemeier was awarded $360,000 of stock options in February 2017. These options vest in equal installments every six months over four years beginning on October 1, 2017, subject to continued employment. Upon termination of Mr. Abkemeier’s employment, the vesting of two installments of these options was accelerated.

(5)
Represents PSUs issued to our executive officers under our Long-Term Incentive Plan with a grant date value of two times base salary and subject to three-year relative total stockholder return performance measures. Upon Mr. Abkemeier’s termination of employment in March 2017, these PSUs were canceled.

(6)
Represents a one-time award of RSUs subject to three-year cliff vesting, subject to continued employment. The vesting of all or part of this award may be accelerated in the event of a change in control or involuntary termination. Upon termination of Mr. Abkemeier’s employment, the vesting of one-third of this one-time award of RSUs was accelerated.

(7)
We evaluated Mr. Abkemeier’s fiscal 2016 total target compensation against our compensation peer group, as to individual elements and as to total compensation to determine whether any changes should be made. We determined that Mr. Abkemeier’s target cash compensation was in line with the market data.

(8)
Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Mr. Abkemeier did not receive any portion of his FY17 target bonus as a result of his termination of employment in March 2017.

(9)	Mr. Abkemeier did not receive an award of time-based RSUs in fiscal 2017 because he received time-based RSUs in September 2016 as part of his new hire award.

(10)
Represents PSUs issued to our executive officers under our Long-Term Incentive Plan that are subject to three-year relative total stockholder return performance measures. Upon Mr. Abkemeier’s termination of employment in March 2017, these PSUs were canceled.

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
The Compensation Committee set the target annual cash incentive opportunity for 2017 (expressed as a percentage of base salary earned during the year) for each named executive officer in January 2017, in the case of Mr. Gupta and Mr. Abkemeier, and at the time of promotion or hire, in the case of the other named executive officers. In setting the target levels, the Compensation Committee considered each named executive officer’s 2017 target total cash opportunity against the peer group data provided by our independent compensation consultant, internal pay equity and the roles and responsibilities of the named executive officers. The Compensation Committee set Mr. Gupta’s and Mr. Abkemeier’s 2017 cash bonus target at the same percentage as his respective target opportunity in 2016. Mr. Jalbert’s cash bonus target was increased to 60% as part of his promotion to Chief Financial Officer in March 2017. The cash bonus targets for Ms. Jarrett, Mr. Ainsworth and Mr. Tcherevik were set at 50% consistent with the target levels of other senior executives. The Compensation Committee believes that the target annual cash bonus opportunity should make up a larger portion of an executive officer’s total target cash compensation as the executive’s level of responsibility increases.
2017 Plan Design
In January 2017, the Compensation Committee approved the 2017 Corporate Bonus Plan. Our named executive officers participated in the Corporate Bonus Plan.
For 2017, the Compensation Committee adopted three plan metrics for the Corporate Bonus Plan, all of which would be utilized to determine funding and payout under the cash bonus plans. These three plan metrics were non-GAAP corporate revenue, non-GAAP operating income and adjusted free cash flow. These three plan metrics were the same metrics utilized by the Compensation Committee in fiscal 2016.
Non-GAAP corporate revenue was weighted at 40%, non-GAAP operating income was weighted at 40%, and the adjusted free cash flow metric was weighted at 20%. Each metric was measured separately and not impacted by performance with respect to the other metrics. The performance measures selected for our cash bonus plan were designed to support our goals of expanding our non-GAAP operating income, which would result in increased stockholder value, while at the same time preserving our strong cash flow. Our revenue targets reflected our more modest view of the growth prospects of our core products. For further detail about our use of non-GAAP measures, refer to the paragraph entitled, “GAAP Results vs. non-GAAP Measures” above.
For 2017, the Compensation Committee determined that, for purposes of earning any award under the Corporate Bonus Plan, it was necessary to achieve threshold total non-GAAP revenue and adjusted free cash flow of at least 95% of the corresponding target in our 2017 operating plan and budget. With respect to the total non-GAAP total operating income metric, the Compensation Committee set the threshold at 90% of the corresponding target in our 2017 operating plan and budget. Although the Compensation Committee retained the funding percentage for threshold-level achievement at 25% for bonus plan participants below the senior executive level, for Mr. Gupta and the other named executive officers, the Compensation Committee adopted a funding percentage for threshold-level achievement at 50% with respect to the revenue and free cash flow metrics. The rationale for this difference was that the Compensation Committee determined that no funding should occur with respect to a metric for which the performance was below our publicly-announced expectations for fiscal 2017 performance.
The targets established with respect to the total revenue goal reflected the challenge we faced in growing our core revenues while implementing a new strategy. The targets established with respect to the non-GAAP operating income metric were consistent with our new operational model for our core business. The targets established with respect to the adjusted free cash flow goal reflected the importance of maintaining a strong cash balance to enable us to execute a capital allocation strategy in the best interests of stockholders.
Corporate Bonus Plan Criteria and Achievement
The table below shows the funding percentages based on our performance under the three metrics. For the named executive officers, none of the annual bonus under the Corporate Bonus Plan would be earned unless we achieved at least $388 million in total non-GAAP revenue, $130 million in total non-GAAP operating income or $95 million in adjusted free cash flow, in which case a portion of the bonus would be earned based on the level of achievement and weighting of the metrics.
2017 Annual Bonus Plan Criteria and Achievement

Metric ($ millions)(1)	Weighting	Threshold (25%)	50% Funding	Target (100%)	Maximum (150%)	Actual Achievement	Funding Percentage
Non-GAAP Corp. Revenue	40%	$382	$388	$396	$414	$392	74%
Non-GAAP Operating Income	40%	$130	$136	$141	$159	$154	137%
Adjusted Free Cash Flow	20%	$93	$95	$98	$104	$122	150%
Total	100%						115%
_____________

(1)
Targets and actual achievement figures shown in the table above are based on budgeted exchange rates. For purposes of computing non-GAAP Operating Income, bonus expense is added back to the Threshold, Target, Maximum, and Actual achievement amounts.

Amounts Earned under the 2017 Corporate Bonus Plan
As a result of our financial performance during fiscal 2017, we exceeded the target level of performance under our bonus plan, which resulted in a payout percentage of 115% with respect to the annual cash bonus. For Mr. Gupta and the other executive officers, the actual bonuses earned were based 100% on the financial metrics described above and no portion of the annual bonuses are based on subjective measures.
The following table shows the bonuses earned by our named executive officers under the Corporate Bonus Plan in 2017.

NEO	Target Annual Bonus ($)	Amount Earned ($)
Yogesh Gupta	575,000	661,250
Paul Jalbert	225,000	258,750
John Ainsworth (1)	167,500	168,349
Loren Jarrett (2)	167,500	168,349
Dmitri Tcherevik (3)	167,500	127,713
Kurt Abkemeier (4)	300,000	—

(1)	Mr. Ainsworth became our SVP, Core Products in January 2017 and received a pro-rated payout of his 2017 actual bonus.

(2)	Ms. Jarrett became our Chief Marketing Officer in January 2017 and received a pro-rated payout of her 2017 actual bonus.

(3)	Mr. Tcherevik became our Chief Technology Officer in April 2017 and received a pro-rated payout of his 2017 actual bonus.

(4)	Because Mr. Abkemeier’s employment as our Chief Financial Officer terminated in March 2017, he earned no portion of his 2017 target bonus.

Other Cash Incentives
As part of his new hire compensation package, Mr. Ainsworth received a signing bonus of $150,000.
As part of her new hire compensation package, Ms. Jarrett received a signing bonus of $125,000.
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

RSUs typically vest in six equal installments over three years beginning six months after issuance. In a volatile stock market, RSUs continue to provide value when other forms of equity such as stock options may not, which the Compensation Committee believes is useful in retaining talented executives in unpredictable economic times.
Stock option awards provide individuals with the right to purchase shares of our common stock at a fixed exercise price, typically for a period of seven years, subject to continued employment with our company. Stock options vest in six-month increments over a four-year period. We believe that meaningful vesting periods encourage recipients to remain with our company over the long-term and, because the value of the awards is based on our stock price, stock options encourage recipients to focus on achievement of longer-term goals, such as strategic growth, business innovation and shareholder return. In general, employees whose employment terminates (other than for death or disability) before the award fully vests forfeit the unvested portions of these awards.
Beginning in 2014, the Compensation Committee made fundamental changes to the equity program applicable to our named executive officers. In January 2014, the Compensation Committee approved a new long-term equity incentive compensation plan consisting of the grant of PSUs, which would be earned entirely based on performance over a three-year measurement period. The Compensation Committee approved awards of PSUs under the LTIP in fiscal 2015, 2016 and 2017.
Prior to fiscal 2017, the number of PSUs awarded was equal to two times each recipient’s base salary. For fiscal 2017, the Compensation Committee determined that 50% of the total annual equity award to executive officers should be in the form of PSUs under the LTIP. The number of shares earned is determined by comparing our relative TSR for the relevant period to the relative TSR of the component companies of the NASDAQ Software Index.
Under the LTIP, participants can earn between 0% and 200% (the payout cap under the LTIP) of the target number of PSUs. The cumulative three-year TSR measure compares the TSR of our common stock against the TSR of companies included in the NASDAQ Software Index during the three-year period. Regardless of our relative position with respect to the NASDAQ Software Index, the award will be reduced by 50% if our absolute TSR over the measurement period is negative.
The three-year performance period with respect to the LTIP awarded in 2014 expired on November 30, 2016. Based on the price of our common stock for the thirty-day trading period ending November 30, 2016, our TSR compared to the NASDAQ Software Index for the same period placed us below the 50th percentile, meaning that none of the 2014 PSUs awarded as the LTIP were earned. As a result, all of the 2014 PSUs awarded as the LTIP were canceled. The three-year performance period with respect to the LTIP awarded in 2015 expired on November 30, 2017. Based on the price of our common stock for the thirty-day trading period ending November 30, 2017, our TSR compared to the NASDAQ Software Index for the same period placed us below the 50th percentile, meaning that none of the 2015 PSUs awarded as the LTIP were earned. As a result, all of the 2015 PSUs awarded as the LTIP were canceled.
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
To determine the size of the individual annual equity awards, the Compensation Committee, utilizing data provided by Pay Governance, compared the long-term equity incentive compensation levels of our executives with similar positions within our peer group and survey data to determine the long-term equity incentive compensation amount for each executive. The Compensation Committee reviews market data at the 25th, 50th, and 75th percentile. In finalizing the amounts of the annual equity awards, the Compensation Committee considers this market data, the CEO’s recommendations, the burn rate of the executive grants, and the degree to which those amounts would be aligned with our goals of motivating and retaining key employees.

2017 Annual Equity Program

Program	Fiscal 2016 Equity Program	Fiscal 2017 Equity Program

Form of Equity	Time-Based Restricted Stock Units Performance-Based Stock Units	Time-Based Restricted Stock Units Stock Options Performance-Based Stock Units

Performance Periods	Annual PSUs have 1-year period LTIP PSUs have three-year period	LTIP PSUs have three-year period

Metrics	Annual PSUs tied to earnings per share LTIP PSUs tied to relative total shareholder return	LTIP PSUs tied to relative total shareholder return

Vesting
Time-Based RSUs vest 33% per year over 3 years

Annual PSUs earned based on one-year performance metric, with vesting over subsequent two years

LTIP PSUs may be earned at 0% to 200% of target, with threshold vesting at 50% achievement
Time-Based RSUs vest 33% per year over 3 years Stock options vest 25% per year over 4 years LTIP PSUs may be earned at 0% to 200% of target, with threshold vesting at 35% achievement

Frequency of Grant	Annual	Annual
For fiscal 2017, the Compensation Committee altered the type and mix of equity awards to our named executive officers. In fiscal 2016, the Compensation Committee utilized an equity mix comprised of PSUs tied to a one-year financial objective, time-based RSUs and LTIP PSUs tied to three-year relative total shareholder return. The Compensation Committee placed a much higher emphasis on PSUs than our peer companies. In addition, the LTIP was designed as an outperformance plan and had a payout schedule that was more challenging than those similar plans utilized by our peers and the market generally. As a result of this mix and LTIP design, the Compensation Committee had issued equity awards to the named executive officers that approximated the 75th percentile of our historical peer group.
As fiscal 2016 ended, the Compensation Committee determined that changes to the design of the equity awards to our named executive officers were necessary because of the significant shift in our strategy and operations being implemented for fiscal 2017. For fiscal 2017, the Compensation Committee eliminated PSUs in which the performance metric was tied to a one-year financial objective. In fiscal 2016, the Compensation Committee had utilized earnings per share as the one-year performance metric but for fiscal 2017, the Compensation Committee determined that utilizing earnings per share as the metric would place too much focus on the short-term to the detriment of long-term strategy. Ultimately, the Compensation Committee concluded that setting one-year financial goals for equity awards that would be meaningful to stockholders and different than the metrics utilized under the Corporate Bonus Plan would be challenging.
Therefore, for fiscal 2017, the Compensation Committee eliminated PSUs in which the performance metric was tied to a one-year financial objective and replaced annual PSUs with stock options. Stock option grants are intended to correlate executive compensation to our long-term success as measured by our stock price. Stock options are tied to our future success because options granted have an exercise price equal to the closing market value at the date of grant and will only provide value to the extent that the price of our stock increases above the exercise price. As a result, the Compensation Committee viewed stock options as a form of performance equity, but with a longer-term focus than PSUs tied to an annual performance metric.
The Compensation Committee retained the use of time-based RSUs as part of the equity mix for fiscal 2017. In a volatile stock market, RSUs continue to provide value when other equity vehicles may not, which the Compensation Committee believes is useful in retaining talented executives in unpredictable economic times.

In addition, the Compensation Committee modified the terms of the LTIP to revise the relative TSR payout scale to reflect emerging trends and shareholder-friendly practices (e.g., above-median performance required to achieve target payout).
Under the revised LTIP design, participants can still earn between 0% and 200% (the payout cap under the LTIP) of the target amount of PSUs. The cumulative three-year TSR measure compares the TSR of our common stock against the TSR of companies included in the NASDAQ Software Index during the three-year period. Our relative TSR performance must be at the 55th percentile of the index group in order for the target award to be earned. For the February 2017 award under the LTIP, the three-year comparison period commenced on December 1, 2016 and will end on November 30, 2019.

Relative Performance (TSR Percentile Rank)	% of Target PSU Earned
Less than 35th Percentile	0%
35th Percentile	50%
50th Percentile	90%
55th Percentile	100%
65th Percentile	125%
75th Percentile	150%
90th Percentile	200% (Maximum)
Awards interpolated for performance within stated percentiles
Additionally, regardless of our relative position with respect to the NASDAQ Software Index, the award will be reduced by 50% if our absolute TSR over the measurement period is negative.
The Compensation Committee then determined the mix of the fiscal 2017 equity compensation program to the named executive officers. Consistent with the Compensation Committee’s philosophy that a significant portion of the equity mix to named executive officers should be tied to our long-term performance, the Compensation Committee determined that the equity mix should be 50% LTIP PSUs, 30% RSUs and 20% stock options.

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
Stock Ownership Guidelines
In January 2018, our Board of Directors adopted revised stock ownership guidelines for our senior executive officers, including our named executive officers. These guidelines provide for the Chief Executive Officer to hold an amount of our common stock, restricted shares, stock options and/or earned performance shares having a value equal to at least three times his or her base salary. For other senior executive officers, the stock ownership requirement is at least one times his or her base salary. Executive officers have five years to attain the applicable ownership threshold.

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
Tax and Accounting Considerations and Compensation Recovery Policies
Deductibility of Executive Compensation. Through fiscal 2017, Section 162(m) of the Internal Revenue Code placed a limit of $1 million on the amount of compensation that public companies may deduct in any one year with respect to certain of their named executive officers. Through fiscal 2017, certain performance-based compensation approved by stockholders was not subject to this deduction limit. The Compensation Committee’s strategy in this regard has been to be cost and tax effective by preserving corporate tax deductions, while maintaining the flexibility to approve arrangements that it deemed to be in our best interests and the best interests of our stockholders where we paid compensation to our executive officers that was not deductible. We believe that the cost associated with these arrangements was justified by the incentive and retention value provided by the award.
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

Compensation Committee Report
This report is submitted by the Compensation Committee of our Board of Directors. The Compensation Committee has reviewed the "Compensation Discussion and Analysis" included in this Amendment No. 1 to Annual Report on Form 10-K/A and discussed it with management. Based on such review and discussions, the Compensation Committee has recommended to our Board of Directors that the "Compensation Discussion and Analysis" be included in this Amendment No. 1 to Annual Report on Form 10-K/A and in our proxy statement for the 2018 Annual Meeting of Stockholders.
No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, through any general statement incorporating by reference in its entirety the annual report or the proxy statement in which this report appears, except to the extent that the company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.
Respectfully submitted by the Compensation Committee,

David A. Krall, Chairman
Rainer Gawlick
Charles F. Kane

Compensation Committee Interlocks and Insider Participation
The members of our Compensation Committee during 2017 were Messrs. Egan (until June 2017), Gawlick (from and after June 2017), Kane, and Krall. Messrs. Egan, Gawlick, Kane, and Krall are not, nor have they ever been, an officer or employee of our company or of any of its subsidiaries, or had any relationship with us requiring disclosure in this Amendment No. 1 to Annual Report on Form 10-K/A. There are no compensation committee interlocks amongst any of our directors.

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

•	The time-based vesting for RSUs and stock options ensures that our executives’ interests align with those of our stockholders for the long-term performance of our company.

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

Summary of Executive Compensation
The following table sets forth certain information with respect to compensation for the fiscal years ended November 30, 2017 and 2016, earned by:

(a)	Mr. Gupta;

(b)
The two individuals who served as our Chief Financial Officer during fiscal 2017: Mr. Jalbert, who served as Chief Financial Officer from March 24, 2017 until the end of fiscal 2017, and Mr. Abkemeier, who served as Chief Financial Officer from the beginning of fiscal 2017 through March 24, 2017.

(c)	Mr. Ainsworth, Ms. Jarrett and Mr. Tcherevik, who were our three other most highly compensated executive officers.
SUMMARY COMPENSATION TABLE - FISCAL YEARS 2017 and 2016

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Yogesh Gupta, Chief Executive Officer (5)	2017 2016	575,000 66,346	-- --	1,242,240 3,553,558	875,885 --	661,250 12,254	27,668 783	3,382,043 3,632,942

Paul Jalbert, Chief Financial Officer (6)	2017	339,636	--	1,762,944	200,159	258,750	16,062	2,577,551

John Ainsworth, SVP, Core Products (7)	2017	283,462	150,000	856,084	139,979	168,349	30,673	1,628,547

Loren Jarrett, Chief Marketing Officer (8)	2017	283,462	125,000	856,084	139,979	168,349	30,988	1,603,862

Dmitri Tcherevik, Chief Technology Officer (9)	2017	212,596	--	783,704	200,078	127,713	24,107	1,348,198

Kurt Abkemeier, Former Chief Financial Officer (10)	2017 2016	129,808 54,808	-- 50,000	518,833 2,268,766	359,948 --	-- 7,869	451,115 38,608	1,459,704 2,420,050

(1)
These amounts do not reflect the actual economic value realized by the named executive officer. In accordance with FASB ASC Topic 718, we estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock or the Monte Carlo Simulation valuation model, assuming the probable outcome of related performance conditions at target levels. See the description of our 2017 Annual Equity Program described in “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A.

(2)
Represents the grant date fair value of options on the date of grant. The grant date fair value of our options is equal to the number of shares subject to the option multiplied by the fair value of our options on the date of grant determined using the Black-Scholes option valuation model. The methodology and assumptions used to calculate the Black-Scholes value of our options are described in Note 11 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017.

(3)
The amounts listed reflect the amounts earned under our Corporate Bonus Plan as described in “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A. For all individuals, bonus payments were accrued and earned in the year indicated and paid in the succeeding fiscal year.

(4)	Amounts listed in this column for 2017 include:

Name	Company Contributions (401(k)) ($)	Insurance Premiums ($)	Termination Related ($)
Mr. Gupta	12,480	15,188	--
Mr. Jalbert	12,480	3,582	--
Mr. Ainsworth	12,480	18,193	--
Ms. Jarrett	12.480	18,508	--
Mr. Tcherevik	9,529	14,578	--
Mr. Abkemeier	2,721	6,252	442,142

(5)
Mr. Gupta became Chief Executive Officer on October 10, 2016. The amounts shown for Mr. Gupta in 2016 are base salary and non-equity incentive plan compensation for the period of October 10, 2016 until November 30, 2016.

(6)	Mr. Jalbert became our Chief Financial Officer on March 24, 2017. Mr. Jalbert was not a named executive officer in fiscal 2016 or fiscal 2015.

(7)
Mr. Ainsworth became SVP, Core Products on January 16, 2017. The amounts shown for Mr. Ainsworth in 2017 are base salary and non-equity incentive plan compensation for the period of January 16, 2017 until November 30, 2017. Also, the amount listed in the “Bonus” column is a one-time signing bonus paid to Mr. Ainsworth upon joining our company.

(8)
Ms. Jarrett became Chief Marketing Officer on January 16, 2017. The amounts shown for Ms. Jarrett in 2017 are base salary and non-equity incentive plan compensation for the period of January 16, 2017 until November 30, 2017. Also, the amount listed in the “Bonus” column is a one-time signing bonus paid to Ms. Jarrett upon joining our company.

(9)
Mr. Tcherevik became Chief Technology Officer on April 1, 2017. The amounts shown for Mr. Tcherevik in 2017 are base salary and non-equity incentive plan compensation for the period of April 1, 2017 until November 30, 2017.

(10)
Mr. Abkemeier became Chief Financial Officer on September 28, 2016. The amounts shown for Mr. Abkemeier in 2016 are base salary and non-equity incentive plan compensation for the period of September 28, 2016 until November 30, 2016. Also, the amount listed in the “Bonus” column is a one-time signing bonus paid to Mr. Abkemeier upon joining our company. Mr. Abkemeier’s employment terminated on March 24, 2017. The amount shown for Mr. Abkemeier in 2017 is base salary for the period from December 1, 2016 until March 24, 2017.

Grants of Plan-Based Awards

GRANTS OF PLAN-BASED AWARDS TABLE - 2017

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Stock Awards: Number of Securities Underlying Options (#)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)	Threshold (#)(2)	Target (#)(2)	Maximum (#)(2)
Yogesh Gupta	—	143,750	575,000	862,500	—	—	—	—	—	—
	2/23/2017	—	—	—	20,704	41,408	82,816	—	—	1,200,004
	2/23/2017	—	—	—	—	—	—	—	149,573	875,885
Paul Jalbert	—	56,250	225,000	337,500	—	—	—	—	—	—
	3/31/2017	—	—	—	8,606	17,212	34,424	—	—	500,086
	3/31/2017	—	—	—	—	—	—	44,752	—	1,300,046
	3/31/2017	—	—	—	—	—	—	—	35,274	200,159
John Ainsworth	—	83,750	167,500	251,250	—	—	—	—	—	—
	2/17/2017	—	—	—	5,983	11,966	23,932	—	—	350,006
	2/17/2017	—	—	—	—	—	—	17,436	—	510,003
	2/17/2017	—	—	—	—	—	—	—	23,490	139,979
Loren Jarrett	—	83,750	167,500	251,250	—	—	—	—	—	—
	2/17/2017	—	—	—	5,983	11,966	23,932	—	—	350,006
	2/17/2017	—	—	—	—	—	—	17,436	—	510,003
	2/17/2017	—	—	—	—	—	—	—	23,490	139,979
Dmitri Tcherevik	—	83,750	167,500	251,250	—	—	—	—	—	—
	6/30/2017	—	—	—	8,093	16,187	32,374	—	—	500,016
	6/30/2017	—	—	—	—	—	—	9,712	—	300,004
	6/30/2017	—	—	—	—	—	—	—	33,841	200,078
Kurt Abkemeier	—	75,000	300,000	450,000	—	—	—	—	—	—
	2/17/2017	—	—	—	5,817	17,095	23,326	—	—	500,029
	2/17/2017	—	—	—	—	—	—	—	60,403	359,948
_____________

(1)
These columns indicate the range of payouts (25%, 100% and 150%) targeted for fiscal 2017 performance under our Corporate Bonus Plan as described in "Compensation Discussion and Analysis" in this Amendment No. 1 to Annual Report on Form 10-K/A. The actual payout with respect to fiscal 2017 for each named executive officer is shown in the Summary Compensation Table in the column titled "Non-Equity Incentive Plan Compensation". Mr. Ainsworth, Ms. Jarrett and Mr. Tcherevik were eligible for a pro-rated bonus payout based on their dates of hire. Mr. Abkemeier’s employment terminated prior to the end of fiscal 2017 and, therefore, he was not eligible for a bonus payout.

(2)
The second row of these columns with respect to each named executive officer represents performance share units awarded under our Long-Term Incentive Plan. These columns show the performance share units that could be earned at threshold, target and maximum levels of performance. If we do not achieve the threshold performance metric, no performance share units will be earned. Because the LTIP is based on a three-year performance period, none of the performance share units will be earnable until the performance period closes following our 2019 fiscal year. See "Compensation Discussion and Analysis" section of this Amendment No. 1 to Annual Report on Form 10-K/A for additional discussion of the LTIP.

(3)
Except as described in the next sentence, represents RSUs that vest, so long as the executive continues to be employed with us, in six equal installments over three years beginning approximately six months after date of issuance. In the case of Mr. Jalbert, 34,424 of the RSUs shown vest on the third anniversary of the date of grant, subject to his continued employment on that date.

(4)	Represents stock options that vest, so long as the executive continues to be employed with us, in eight equal installments over four years beginning approximately six months after date of issuance.

(5)
Represents the grant date fair value of the award, which, in the case of RSUs, is equal to the number of RSUs granted multiplied by the closing price of our stock on the grant date. In the case of LTIP PSUs, the grant date fair value is equal to the number of PSUs granted at target performance multiplied by the closing price of our stock on the date awarded. In the case of stock options, the grant date fair value is equal to the number of shares subject to the option multiplied by the fair value of our options on the date of grant determined using the Black-Scholes option valuation model. The methodology and assumptions used to calculate the Black-Scholes value of our options are described in Note 11 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017.

The closing price of our stock on (i) February 17, 2017 was $29.25, (ii) February 23, 2017 was $28.98, (iii) March 31, 2017 was $29.05, and (iv) June 30, 2017 was $30.89.

Narrative Summary to Summary Compensation Table and Grants of Plan-Based Awards in 2016 Table

The material terms of our named executive officers’ annual compensation, including base salaries, cash incentive plan, time-based RSUs, stock options and Long-Term Incentive Plan PSUs and the explanations of the amounts of salary, cash incentives, and equity values in proportion to total compensation are described under "Compensation Discussion and Analysis" in this Amendment No. 1 to Annual Report on Form 10-K/A.

As discussed in greater detail in "Compensation Discussion and Analysis" in this Amendment No. 1 to Annual Report on Form 10-K/A, the 2017 non-equity incentive awards were granted pursuant to the Fiscal 2017 Corporate Bonus Plan, with amounts to be earned based on the achievement of certain financial targets. In fiscal 2017, our financial performance during fiscal 2017 exceeded our expectations with respect to two of the three metrics under the bonus plan, which resulted in a cumulative level of performance under the plan of 115%. Mr. Ainsworth, Ms. Jarrett and Mr. Tcherevik earned a pro-rated bonus payout based on their dates of hire. Mr. Abkemeier’s employment terminated prior to the end of fiscal 2017 and, therefore, he was not eligible for a bonus payout.

As discussed in greater detail in "Compensation Discussion and Analysis" in this Amendment No. 1 to Annual Report on Form 10-K/A, the PSUs awarded under the Long-Term Incentive Plan will be earned based on the results achieved during the three year performance period as determined following our 2019 fiscal year, contingent upon each named executive officer’s continued service.

Except as stated in Note 3, the RSUs granted to our named executive officers in 2017 vest in equal installments every six months over three years, subject to continued employment. There is no purchase price associated with performance share or RSU awards. The stock options granted to our named executive officers in 2017 vest in equal installments every six months over four years, subject to continued employment. The stock options have an exercise price equal to the closing price of our common stock on the date of grant.

Outstanding Equity Awards

The following table sets forth certain information with respect to the outstanding equity awards at November 30, 2017 for each of the named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2017

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercisable Options		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)

Name	Exercisable	Unexercisable
Yogesh Gupta
	18,697	130,876	28.98	2/22/2024
					163,529	6,760,289
Paul Jalbert
	4,410	30,864	29.05	3/30/2024
					61,988	2,562,584
John Ainsworth
	2,937	20,553	29.25	2/16/2024
					26,497	1,095,386
Loren Jarrett
	2,937	20,553	29.25	2/16/2024
					26,497	1,095,386
Dmitri Tcherevik
	—	33,841	30.89	6/30/2024
					25,899	1,070,665
Kurt Abkemeier (3)
	—	—	—	—
					—	—
_____________

(1)	The unvested shares shown in this column are RSU awards that are subject to time-based vesting and PSU awards that are subject to performance-based and time-based vesting.

(2)	The market value of unvested RSUs and PSUs was calculated as of November 30, 2017 based on closing price of our common stock on NASDAQ of $41.34 on that date.

(3)	Mr. Abkemeier’s employment terminated on March 24, 2017 and all unvested RSU and PSU awards terminated as of that date.

Option Exercises and Stock Vested

The following table sets forth certain information regarding the number of stock options exercised and RSUs that vested in the fiscal year ended November 30, 2017 under our equity incentive plans and the corresponding amounts realized by the named executive officers. The value realized on exercise for stock option awards is calculated as the difference between the closing price of our common stock on the NASDAQ Global Select Market on the exercise date and the exercise price of the applicable stock option award. The value realized on vesting for RSUs is calculated as the product of the number of shares subject to the RSUs that vested and the closing price of our common stock on the NASDAQ Global Select Market on the vesting date.

Option Exercises and Stock Vested - Fiscal 2017

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Yogesh Gupta	—	—	25,155	1,015,084
Paul Jalbert	—	—	3,973	139,283
John Ainsworth	—	—	2,905	110,637
Loren Jarrett	—	—	2,905	110,637
Dmitri Tcherevik	—	—	—	—
Kurt Abkemeier	7,551	3,048	23,161	651,635

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
An “involuntary termination” is defined in the employment agreement as a termination of employment by us other than for cause, disability or death or a termination by Mr. Gupta as a result of certain events occurring without his consent such as an assignment to him of duties, a significant reduction of his duties, either of which is materially inconsistent with his position prior to the assignment or reduction, or the removal of Mr. Gupta from that position, a material reduction in Mr. Gupta's base salary or target bonus, a relocation of Mr. Gupta to a facility or location more than fifty miles from his then present location, or a material breach of the employment agreement by us.

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

•
accelerated vesting of all unvested stock options and RSUs, unless the acquirer assumes all such options and restricted equity. If such outstanding stock options and shares of restricted equity held by Mr. Gupta are continued by us or assumed by our successor entity, then vesting will continue in its usual course; and

•
accelerated determination of PSUs earned under outstanding LTIPs, unless the acquirer assumes such LTIPs. Upon the change in control, our Compensation Committee will determine the number of PSUs that are eligible to be earned based on the actual attainment of relative total shareholder return as of the change in control. Those PSUs determined to be earned will not become fully vested until the conclusion of the original three-year performance period, subject to the continued employment of Mr. Gupta through such date.

Involuntary Termination Following Change in Control. In the event of an involuntary termination within twenty-four (24) months following a change in control, Mr. Gupta would be entitled to:

•	the payment of cash severance equal to 24 months of total target cash compensation as of the date of termination, which will be paid over 24 months;

•	the continuation, for a period of 24 months, of benefits that are substantially equivalent to the benefits (medical, dental, and vision) that were in effect immediately prior to termination;

•	accelerated vesting of all unvested stock options and RSUs; and

•	accelerated payout of PSUs determined to be earned under LTIPs outstanding as of the change in control.

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
Mr. Jalbert's Executive Employment Agreement

In connection with his appointment as our Chief Financial Officer, we and Mr. Jalbert entered into an employment agreement, effective as of March 24, 2017, setting forth Mr. Jalbert’s compensation and certain other terms. Mr. Jalbert’s employment agreement provides that in the event that his employment is terminated as a result of an "involuntary termination," he will be entitled to:

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

•
one-fourth acceleration of Mr. Jalbert’s special RSU award, if the termination occurs prior to March 24, 2018 and one-half acceleration of Mr. Jalbert’s special RSU award, if the termination occurs after March 24, 2018 but prior to March 24, 2019.

Receipt of the severance and benefits is subject to the execution of a standard separation and release agreement. Separation payments upon any involuntary termination within twelve months following a change in control would be governed by the Employee Retention and Motivation Agreement described below and not by Mr. Jalbert’s employment agreement.

An "involuntary termination" is defined in the employment agreement as a termination of employment by us other than for cause, disability or death or a termination by Mr. Jalbert as a result of certain events occurring without his consent such as an assignment to him of duties, a significant reduction of his duties, either of which is materially inconsistent with his position prior to the assignment or reduction, or the removal of Mr Jalbert from that position, a material reduction in Mr. Jalbert’s base salary or target bonus, a relocation of Mr. Jalbert to a facility or location more than fifty miles from his then present location, or a material breach of the employment agreement by us.

Mr. Jalbert’s employment agreement also includes non-competition and related covenants. The non-competition covenant will be in effect for the duration of the period in which severance and other benefits are paid. The non-competition covenant relates to certain businesses with similar product areas and activities as our company.

Mr. Abkemeier's Executive Employment Agreement

In connection with his appointment as our Chief Financial Officer, we and Mr. Abkemeier entered into an employment agreement, effective as of September 28, 2016, setting forth Mr. Abkemeier’s compensation and certain other terms. The terms of Mr. Abkemeier’s employment agreement are substantially identical to the terms of Mr. Jalbert’s employment agreement except that, upon an involuntary termination of employment, one-third of Mr. Abkemeier’s special RSU award would occur, if the termination occurred prior to September 28, 2017, and two-thirds of Mr. Abkemeier’s special RSU award would occur, if the termination occurs after September 28, 2017 but prior to September 28, 2018.

On March 24, 2017, we terminated Mr. Abkemeier’s employment. In connection with his termination, we entered into a separation and release agreement with Mr. Abkemeier and provided him with the severance and other benefits in accordance with his employment agreement as described above.

Executive Severance Guidelines

We have adopted severance guidelines applicable to our executive officers, including the named executive officers other than Messrs. Gupta and Jalbert. Any severance payable to Messrs. Gupta and Jalbert is governed by the employment agreements described above. Our executive severance guidelines provide that upon an involuntary termination and the execution of a standard release of claims, an executive officer is entitled to:

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

The payment of severance and other benefits is conditioned upon the executive agreeing to non-competition, non-disparagement and related covenants. The non-competition covenant would be in effect for one year following the termination of employment. In connection with the termination of employment of an executive officer, all PSUs awarded to that executive officer relating to annual performance or under our Long-Term Incentive Plan are canceled.

Other Employee Retention and Motivation Agreements

We have entered into an ERMA with each of our other named executive officers. Each agreement is substantially identical to the Gupta ERMA except that upon the involuntary termination of the executive officer within 12 months following a change of control, the executive officer will be entitled to receive a lump sum payment equal to 15 months of his total target compensation and his benefits will continue for 15 months. Mr. Jalbert’s ERMA contains the same terms with respect to accelerated vesting upon a change in control as the Gupta ERMA. For all ERMAs entered into after October 2014 (other than Mr. Gupta’s), accelerated vesting upon a change in control is limited to twelve months of accelerated vesting. Under no circumstances would any of our executive officers be entitled to a gross-up payment under the ERMAs for any excise taxes to which he or she may be subject if any of the above payments and benefits are considered to be "parachute payments."

Estimate of Severance and Change in Control Benefits

The following table indicates the estimated payments and benefits that each of Messrs. Gupta, Jalbert, Ainsworth and Tcherevik and Ms. Jarrett would have received under (a) their respective employment agreements, in the case of Messrs. Gupta and Jalbert, (b) our severance guidelines applicable to executive officers, in the case of Messrs. Ainsworth and Tcherevik and Ms. Jarrett, and (c) their respective ERMAs, assuming that the change of control of our company and/or termination of his employment occurred at November 30, 2017.

Mr. Abkemeier’s employment terminated on March 24, 2017 and we provided him the severance benefits described above. As a result, we have omitted Mr. Abkemeier from the table below.

These amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officer, which would only be known at the time that he becomes entitled to such payment.

CIRCUMSTANCES OF TERMINATION OR EVENT
	Involuntary Termination (1)($)	Change in Control Only (2)($)	Involuntary Termination Within 12 Months Following Change of Control ($)
Yogesh Gupta
Cash Severance	1,725,000	—	2,300,000
Pro Rata Bonus	575,000	575,000	575,000
Stock Options	693,285	—	1,617,627
Restricted Stock Units	1,526,686	—	4,201,963
Benefits (3)	24,557	—	32,743
Total	4,544,528	575,000	8,727,333
Paul Jalbert
Cash Severance	600,000	—	750,000
Pro Rata Bonus	225,000	225,000	225,000
Stock Options	108,386	—	379,319
Restricted Stock Units	251,430	—	2,176,468
Benefits (3)	1,184	—	1,480
Total	1,185,999	225,000	3,532,267
John Ainsworth
Cash Severance	502,500	—	628,125
Pro Rata Bonus	167,500	167,500	167,500
Stock Options	71,005	—	248,486
Restricted Stock Units	268,751	—	771,983
Benefits (3)	27,171	—	33,963
Total	1,036,927	167,500	1,850,057
Loren Jarrett
Cash Severance	502,500	—	628,125
Pro Rata Bonus	167,500	167,500	167,500
Stock Options	71,005	—	248,486
Restricted Stock Units	268,751	—	771,983
Benefits (3)	27,707	—	34,634
Total	1,037,463	167,500	1,850,728
Dmitri Tcherevik
Cash Severance	502,500	—	628,125
Pro Rata Bonus	167,500	167,500	167,500
Stock Options	88,407	—	353,638
Restricted Stock Units	162,301	—	572,766
Benefits (3)	27,998	—	34,997
Total	948,706	167,500	1,757,026
_____________

(1)
The amounts shown in the first column, with respect to stock options and RSUs, represent the value of certain unvested options and RSUs becoming fully vested and are calculated using the exercise price for each unvested stock option and the closing price of our common stock on November 30, 2017, which was $41.34. In the event of an Involuntary Termination, all unvested performance share units awarded to an individual under our Long Term Incentive Plan are canceled.

(2)
In the event of a change in control, there is no accelerated vesting of options or RSUs provided that the acquirer assumes all existing, outstanding stock options and RSUs of the individual. These tables have been prepared under that assumption. However, if the acquirer does not assume all existing, outstanding stock options and RSUs of the individual, all unvested stock options and RSUs become fully vested and the value indicated in the third column would apply upon a change in control. The amounts shown in the third column are calculated using the exercise price for each unvested stock option and the closing price of our common stock on November 30, 2017, which was $41.34. For purposes of computing amounts attributable to accelerated vesting, the second and third columns exclude all unvested performance share units awarded under our Long Term Incentive Plan as those amounts are undeterminable.

(3)	Represents the estimated value (based on the cost as of November 30, 2017) of continuing benefits (medical, dental, and vision) for:

•	18 months in the case of an involuntary termination of Mr. Gupta’s employment, 24 months in the case of an involuntary termination in connection with a change in control;

•	12 months in the case of an involuntary termination of employment of Messrs. Jalbert, Ainsworth and Tcherevik and Ms. Jarrett, other than in connection with a change in control; and

•	15 months, in the case of an involuntary termination in connection with a change in control, with respect to Messrs. Jalbert, Ainsworth and Tcherevik and Ms. Jarrett.

Director Compensation

We pay our directors a mix of cash and equity compensation. Employee directors receive no compensation for their service as directors.

In accordance with the 2017 Director Compensation Plan adopted by the Board, for 2017, our non-employee directors were paid an annual retainer of $250,000. This annual retainer was paid $50,000 in cash and $200,000 in equity, in the form of deferred stock units (DSUs). The non-executive Chairman of the Board was paid an additional cash retainer of $50,000.

Prior to adopting the 2017 Director Compensation Plan, the Compensation Committee received market data from its external compensation consultant and considered whether any changes in director compensation were required. Based on the market data, the Compensation Committee recommended to the Board no changes to director compensation except the adoption of DSUs as the exclusive form of equity to be awarded to non-employee directors under the plan.

The number of DSUs was determined by dividing the equity retainer by the grant date closing price of our common stock as reported by NASDAQ. Upon issuance, the DSUs vest in a single installment on the date of the 2018 Annual Meeting, subject to continued service on our Board of Directors. DSUs do not convert to shares of common stock until a director terminates service on the Board of Directors or upon a change in control, whichever occurs first.

With respect to service on the committees of our Board of Directors, the following fees were paid:

•	Audit Committee - $25,000 for the Chairman and $20,000 for the other members;

•	Compensation Committee - $20,000 for the Chairman and $15,000 for the other members; and

•	Nominating and Corporate Governance Committee - $12,500 for the Chairman and $10,000 for the other members.

The fees paid for service on the committees of our Board of Directors were paid in cash in March 2017.

In March 2017, our Board of Directors adopted revised stock retention guidelines for non-employee directors. These guidelines provide for all non-employee directors to hold an amount of our common stock, restricted shares, stock options and/or deferred stock units having a value equal to at least five times the annual cash retainer. Directors have five years to attain this ownership threshold.

Each newly elected director receives an initial director appointment grant of $300,000 of deferred stock units at the first April or October grant date following his or her election to our Board of Directors. Deferred stock units vest over a 60-month period, beginning on the first day of the month following the month the director joins our Board of Directors, with full acceleration of vesting upon a change in control.

Director Compensation Table – Fiscal 2017

The following table sets forth a summary of the compensation earned by or paid to our non-employee directors in 2017. For 2017, compensation was paid to our current directors except Ms. King and Ms. Tucci, who joined our Board in February 2018. In addition, compensation was paid to Philip M. Pead, who did not stand for re-election to our Board at the 2017 Annual Meeting.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) (2) ($)	Option Awards (3) ($)	Total ($)
Paul Dacier (4)	56,250	400,026	—	456,276
John R. Egan (5)	132,500	200,009	—	332,509
Rainer Gawlick (6)	57,500	400,026	—	457,526
Charles F. Kane	90,000	200,009	—	290,009
David A. Krall	85,000	200,009	—	285,009
Michael L. Mark	80,000	200,009	—	280,009
Philip M. Pead (7)	50,000	125,040	—	175,040
_____________

(1)	Represents DSUs issued to the named directors in the following amounts:

Name	Total RSUs Granted in 2017
Mr. Dacier	12,950
Mr. Egan	6,885
Mr. Gawlick	12,950
Mr. Kane	6,885
Mr. Krall	6,885
Mr. Mark	6,885
Mr. Pead	3,443
In the case of Mr. Pead, he was also issued 810 full value shares having a value of $25,021 on March 31, 2017 relating to the pro-rated portion of the fiscal 2016 equity retainer for the period from October 12, 2016 until November 30, 2017 following his retirement as our Chief Executive Officer.

(2)
Represents the fair value of DSUs on June 30, 2017. In the case of Messrs. Egan, Kane, Krall, Mark and Pead, DSUs were originally granted on March 31, 2017. However, in June 2017, the Compensation Committee amended these DSU grants to provide that such DSUs vest on the date of the 2018 Annual Meeting rather than December 1, 2017, so the fair value measurement date changed accordingly. The grant date fair value is equal to the number of DSUs granted multiplied by $30.89, the closing price on the date of grant.

(3)	Each non-employee director had the following unexercised stock options outstanding as of the record date:

Name	Unexercised Stock Options Outstanding at Record Date
Mr. Dacier	—
Mr. Egan	72,632
Mr. Gawlick	—
Mr. Kane	—
Mr. Krall	—
Mr. Mark	100,583

(4)
Mr. Dacier was elected to the Board of Directors at the 2017 Annual Meeting and received 50% of the annual retainer for service on our Board in fiscal 2017. Mr. Dacier also received an award of DSUs in connection with his initial appointment to our Board. Mr. Dacier served as Chairman of the Nominating and Corporate Governance Committees for one-half of fiscal 2017.

(5)	Mr. Egan served as a member of the Compensation and Nominating and Corporate Governance Committee for one-half of fiscal 2017.

(6)
Mr. Gawlick was elected to the Board of Directors at the 2017 Annual Meeting and received 50% of the annual retainer for service on our Board in fiscal 2017. Mr. Gawlick also received an award of DSUs in connection with his initial appointment to our Board. Mr. Gawlick served as a member of the Compensation and the Nominating and Corporate Governance Committees for one-half of fiscal 2017.

(7)
Mr. Pead was our Chief Executive Officer until October 12, 2016. Following his retirement as Chief Executive Officer, Mr. Pead remained on our Board, although he did not stand for re-election at the 2017 Annual Meeting. Mr. Pead was paid a pro-rata portion of the annual retainer for the period from December 1, 2016 until June 12, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership as of February 28, 2018:

•	by each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	by each director of our company;

•	by each of the named executive officers and

•	by all directors and executive officers of our company as a group.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner (1)	Number	Percent
BlackRock, Inc. (2) 55 East 52nd Street New York, NY 10055	6,187,103	13.4%
The Vanguard Group, Inc. (3) 1000 Vanguard Blvd. Malvern, PA 19355	4,446,130	9.6%
Praesidium Investment Management Company, LLC (4) 747 Third Avenue, 35th floor New York, NY 10017	4,260,853	9.2%
Kurt Abkemeier	—	*
John Ainsworth (5)	10,741	*
Paul Dacier (6)	1,612	*
John R. Egan (7)	121,038	*
Rainer Gawlick (8)	1,612	*
Yogesh Gupta (9)	56,573	*
Paul Jalbert (10)	20,263	*
Loren Jarrett (11)	10,741	*
Charles F. Kane (12)	83,502	*
Samskriti King	—	*
David A. Krall (13)	77,769	*
Michael L. Mark (14)	300,498	*
Dmitri Tcherevik (15)	5,848	*
Angela Tucci	—	*
All executive officers and directors as a group (19 persons) (16)	884,551	1.9%
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

(2)
Derived from Schedule 13G/A filed on January 19, 2018. The Schedule 13G/A reported that BlackRock, Inc. had sole voting power over 6,055,057, shares and sole dispositive power with respect to all shares reported.

(3)
Derived from Schedule 13G/A filed on February 12, 2018. The Schedule 13G/A reported that The Vanguard Group held sole voting power over 85,816 shares, sole dispositive power over 4,357,532 shares and shared dispositive power over 88,598 shares.

(4)
Derived from Schedule 13D/A filed on September 15, 2017. The Schedule 13D/A reported that Praesidium, in its capacity as investment manager to certain managed accounts and investment fund vehicles on behalf of investment advisory clients, has sole power to vote 3,995,179 shares and sole dispositive power with respect to all shares reported. Kevin Oram and Peter Uddo, as managing members of Praesidium, may be deemed to control Praesidium. On March 7, 2018, Praesidium filed a Schedule 13D/A to report that it had disposed of all but 1,000 shares.

(5)
Includes 2,937 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2018 and 2,905 shares issuable upon vesting of RSUs that will vest within 60 days of February 28, 2018.

(6)	Includes 1,612 fully vested deferred stock units.

(7)	Includes 72,632 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2018 and 7,236 fully vested deferred stock units.

(8)	Includes 1,612 fully vested deferred stock units.

(9)
Includes 18,697 shares issuable upon the exercise of outstanding options that are exercisable as of February 28, 2018 and 2,787 shares issuable upon vesting of RSUs that will vest within 60 days of February 28, 2018.

(10)
Includes 4,410 shares issuable upon the exercise of outstanding options that are exercisable as of February 28, 2018 and 2,632 shares issuable upon vesting of RSUs that will vest within 60 days of February 28, 2018.

(11)
Includes 2,937 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2018 and 2,905 shares issuable upon vesting of RSUs that will vest within 60 days of February 28, 2018.

(12)	Includes 19,483 fully vested deferred stock units.

(13)	Includes 5,547 fully vested deferred stock units.

(14)	Includes 100,583 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2018 and 7,110 fully vested deferred stock units.

(15)
Includes 4,230 shares issuable upon the exercise of outstanding options that are exercisable as of February 28, 2018, and 1,618 shares issuance upon vesting of RSUs that will vest within 60 days of February 28, 2018.

(16)
Includes 261,103 shares issuable upon the exercise of outstanding options that are exercisable within 60 days of February 28, 2018, 27,471 shares issuable upon vesting of RSUs that will vest within 60 days of February 28, 2018, 648 shares issuable upon vesting of deferred stock units that will vest within 60 days of February 28, 2018 and 41,952 fully vested deferred stock units.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2017 is as follows (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by stockholders (1)	2,114	(2)	28.31	3,945	(3)
Equity compensation plans not approved by stockholders (4)	24		27.50	1,489
Total	2,138		28.29	5,434
_____________
(1) Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, 2008 Stock Option and Incentive Plan and 1991 Employee Stock Purchase Plan (ESPP).
(2) Includes 1,136 restricted stock units under our 2008 Plan. Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.
(3) Includes 815 shares available for future issuance under the ESPP.
(4) Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.

We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan and the 2004 Inducement Stock Plan, for which the approval of shareholders was not required. We intend that the 2004 Inducement Stock Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of NASDAQ. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Nonqualified Stock Plan. An executive officer would be eligible to receive an award under the 2004 Inducement Stock Plan only as an inducement to join us. Awards under the 2002 Nonqualified Stock Plan and the 2004 Inducement Stock Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 11,250,000 shares are issuable under the two plans, of which, 1,489,314 shares are available for future issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to the Audit Committee’s Charter, which can be found at www.progress.com under the Corporate Governance page located on the Investor Relations page, the Audit Committee is responsible for the review and approval of related person transactions. A related person is a director, executive officer, nominee for director or certain stockholders of our company since the beginning of the last fiscal year and their respective immediate family members. A related person transaction is a transaction involving: (1) our company and any related person when the amount involved exceeds $120,000, and (2) the related person has a material direct or indirect interest.

We identify transactions for review and approval through our Code of Ethics and Business Conduct which can be found at www.progress.com under the Corporate Governance page located on the Investor Relations page. The Code of Ethics and Business Conduct requires our employees to disclose any potential or actual conflicts of interest to his or her manager, our human capital department or our Chief Compliance Officer. This disclosure also applies to potential conflicts involving immediate family members of employees. We require our directors to complete a questionnaire intended to identify any transactions or potential transactions that must be reported per SEC rules and regulations. This questionnaire also requires our directors to promptly notify us of any changes during the year.

Transactions with Related Persons

During fiscal 2017, we acquired 100% of the outstanding securities of MightyMeeting, Inc. ("MightyMeeting"), a mobile collaboration and social publishing platform, for $1.5 million. Dmitri Tcherevik, our Chief Technology Officer, was the founder and 50% owner of MightyMeeting. We recorded an intangible asset of $2.4 million, which includes a deferred tax liability of $0.9 million that will be amortized over five years beginning in the fourth quarter of fiscal 2017. Our Audit Committee approved the acquisition in accordance with the Audit Committee’s Charter.

Except as described above, neither the company nor its subsidiaries engaged in any transactions or series of similar transactions in which the amount involved exceeded $120,000 and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had a direct or indirect material interest, nor are any such transactions currently proposed.

Independence of Members of our Board of Directors

We have determined that all current directors except Yogesh Gupta (our current President and Chief Executive Officer) are independent within the meaning of the director independence standards of NASDAQ and the applicable rules of the SEC. In making this determination, we solicited information from each of the directors regarding whether that director, or any member of his immediate family, had a direct or indirect material interest in any transactions involving our company, was involved in a debt relationship with our company or received personal benefits outside the scope of the director’s normal compensation. We considered the responses of the directors, and independently considered the commercial agreements, acquisitions and other material transactions entered by us during 2017, and determined that none of our non-employee directors had a material interest in those transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Selection of Independent Registered Public Accounting Firm
The Audit Committee has selected the firm of Deloitte & Touche LLP, independent registered public accounting firm, to serve as our independent registered public accounting firm for the fiscal year ending November 30, 2018.

Independent Registered Public Accounting Firm Fees
Aggregate fees billed to us for services performed for the fiscal years ended November 30, 2017 and November 30, 2016 by our independent registered public accounting firm, Deloitte & Touche LLP, were as follows:

	2017	2016
Audit Fees (1)	$2,256,107	$2,304,444
Tax Fees (2)	9,625	2,406
Audit-Related Fees (3)	140,000	—
All Other Fees	—	—
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

(3)	Represents for 2017 fees billed for audit services in connection with the acquisitions of DataRPM Corporation and Kinvey, Inc., both of which were completed during fiscal 2017.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Exhibits
Documents listed below, except for documents followed by parenthetical numbers, are being filed as exhibits. Documents followed by parenthetical numbers are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the SEC under the Exchange Act, reference is made to such documents as previously filed as exhibits with the SEC. Our file number under the Act is 0-19417.

2.1	Securities Purchase Agreement, dated October 21, 2014, by and among Progress Software Corporation, Telerik AD, the Sellers identified therein, and the Securityholder Representative (1)
2.2	Plan of Domestication (2)
3.1	Certificate of Conversion from Non-Delaware Corporation to Delaware Corporation (3)
3.2	Certificate of Incorporation (4)
3.2.1	Certificate of Correction to Certification of Incorporation (4)
3.3	Amended and Restated By-Laws (5)
4.1	Specimen Certificate for Common Stock (6)
10.1*	1992 Incentive and Nonqualified Stock Option Plan (7)
10.2*	1994 Stock Incentive Plan (8)
10.3*	1997 Stock Incentive Plan, as amended and restated (9)
10.4*	Employee Retention and Motivation Agreement as amended and restated, executed by each of the Executive Officers (other than the Chief Executive Officer) (10)
10.5*	2002 Nonqualified Stock Plan, as amended and restated (11)
10.6*	2004 Inducement Stock Plan, as amended and restated (12)
10.7*	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (13)
10.8*	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated (14)
10.9*	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (15)
10.10*	Progress Software Corporation Corporate Executive Bonus Plan (16)
10.11*	Progress Software Corporation 2017 Fiscal Year Non-Employee Directors Compensation Program (17)
10.12*	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (18)
10.13*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant) (19)
10.14*	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant) (20)
10.15*	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (21)
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

10.17*	Employment Agreement, dated October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (23)
10.18*	Employee Retention and Motivation Agreement, dated as of October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (24)
10.19*	Employment Agreement, dated March 24, 2017, by and between Progress Software Corporation and Paul Jalbert (25)
21.1	List of Subsidiaries of the Registrant (26)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (27)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta (28)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Paul Jalbert (29)
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta
31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Paul Jalbert
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (30)
101**
The following materials from Progress Software Corporation’s Annual Report on Form 10-K for the year ended November 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended November 30, 2017, 2016 and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended November 30, 2017, 2016 and 2015, (iv) Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2017, 2016 and 2015, and (v) Consolidated Statements of Cash Flows for the years ended November 30, 2017, 2016 and 2015. (31)

(1)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on October 27, 2014.

(2)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 14, 2015.

(3)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 14, 2015.

(4)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 14, 2015.

(5)	Incorporated by reference to Exhibit 3.4 to our Current Report on Form 8-K filed on May 14, 2015.

(6)	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended November 30, 2011.

(7)	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended November 30, 2009.

(8)	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended November 30, 2009.

(9)	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended November 30, 2012.

(10)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(11)	Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended November 30, 2015.

(12)	Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended November 30, 2015.

(13)	Incorporated by reference to Annex A to our definitive Proxy Statement filed April 15, 2016.

(14)	Incorporated by reference to Annex A to our definitive Proxy Statement filed May 7, 2013.

(15)	Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(16)	Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended November 30, 2012.

(17)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2017.

(18)	Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(19)	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(20)	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(21)	Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended November 30, 2014.

(22)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 27, 2017.

(23)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 14, 2016.

(24)	Incorporate by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 14, 2016.

(25)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2017.

(26)	Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended November 30, 2017

(27)	Incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K for the year ended November 30, 2017

(28)	Incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K for the year ended November 30, 2017

(29)	Incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K for the year ended November 30, 2017

(30)	Incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K for the year ended November 30, 2017

(31)	Incorporated by reference to Exhibit 101 to our Annual Report on Form 10-K for the year ended November 30, 2017

*	Management contract or compensatory plan or arrangement in which an executive officer or director of Progress Software Corporation participates.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2018.

PROGRESS SOFTWARE CORPORATION

By: /s/ Yogesh Gupta
Yogesh Gupta
President and Chief Executive Officer

APPENDIX A
RECONCILIATIONS OF GAAP TO NON-GAAP SELECTED FINANCIAL MEASURES
(Unaudited)

	Fiscal Year Ended				% Change
(In thousands, except per share data)	November 30, 2017		November 30, 2016		Non-GAAP
Adjusted revenue:
GAAP revenue	$397,572		$405,341
Acquisition-related revenue (1)	1,015		2,014
Non-GAAP revenue	$398,587	100%	$407,355	100%	(2)%

Adjusted gross margin:
GAAP gross margin	$328,413	83%	$339,629	84%
Amortization of acquired intangibles	20,108	5	15,496	4
Stock-based compensation (2)	1,016	—	899	—
Acquisition-related revenue (1)	1,015	—	2,014	—
Non-GAAP gross margin	$350,552	88%	$358,038	88%	(2)%

Adjusted operating expenses:
GAAP operating expenses	$257,799	65%	$369,338	91%
Amortization/impairment of acquired intangibles	(13,039)	(3)	(17,786)	(4)
Impairment of goodwill	—	—	(92,000)	(23)
Fees related to shareholder activist	(2,020)	(1)	—	—
Restructuring expenses and other	(22,046)	(6)	(1,692)	(1)
Acquisition-related expenses	(1,458)	—	(1,240)	—
Stock-based compensation (2)	(13,137)	(3)	(21,642)	(5)
Non-GAAP operating expenses	$206,099	52%	$234,978	58%	(12)%

Adjusted income (loss) from operations:
GAAP operating (loss)	$70,614	18%	$(29,709)	(7)%
Amortization/impairment of acquired intangibles	33,147	8	33,282	8
Impairment of goodwill	—	—	92,000	23
Fees related to shareholder activist	2,020	—	—	—
Restructuring expenses and other	22,046	5	1,692	—
Stock-based compensation (2)	14,153	4	22,541	5
Acquisition-related	2,473	1	3,254	1
Non-GAAP income from operations	$144,453	36%	$123,060	30%	17%

Adjusted diluted earnings per share:
GAAP diluted earnings (loss) per share	$0.77		$(1.13)
Amortization/impairment of acquired intangibles	0.68		0.67
Impairment of goodwill	—		1.85
Fees related to shareholder activist	0.04		—
Restructuring expenses and other	0.46		0.03
Stock-based compensation (2)	0.29		0.45
Acquisition-related	0.05		0.07
Provision for income taxes	(0.38)		(0.29)
Non-GAAP diluted earnings per share	$1.91		$1.65		16%

Non-GAAP weighted avg shares o/s - diluted	48,516		50,039		(3)%

(1) Acquisition-related revenue constitutes revenue reflected as pre-acquisition deferred revenue that would otherwise have been recognized but for the purchase accounting treatment of acquisitions. Since GAAP accounting requires the elimination of this revenue, GAAP results alone do not fully capture all of our economic activities. Note that acquisition-related revenue adjustments relate to Progress' OpenEdge and Application Development and Deployment business segments for Kinvey and Telerik, respectively.

(2) Stock-based compensation is included in the GAAP statements of income, as follows:

Cost of revenue	$1,016		$899
Operating expenses	13,137		21,642
Total	$14,153		$22,541

RECONCILIATIONS OF GAAP TO NON-GAAP SELECTED FINANCIAL MEASURES
(Unaudited)

Adjusted Free Cash Flow

(In thousands)	FY 2017	FY 2016	% Change
Cash flows from operations	$105,686	$102,845	3%
Purchases of property and equipment	(3,377)	(5,786)	(42)
Free cash flow	102,309	97,059	5
Add back: restructuring payments	19,234	3,539	443
Adjusted free cash flow	$121,543	$100,598	21%