Form 10-Q
period 2018-02-28
PROGRESS SOFTWARE CORP /MA
filed 2018-04-06
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018

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
Yes  ☐ No  ☒
As of March 28, 2018, there were 45,232,011 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	February 28, 2018	November 30, 2017
Assets
Current assets:
Cash and cash equivalents	$117,111	$133,464
Short-term investments	50,386	50,145
Total cash, cash equivalents and short-term investments	167,497	183,609
Accounts receivable (less allowances of $785 and $676, respectively)	53,843	61,210
Other current assets	16,312	18,588
Total current assets	237,652	263,407
Property and equipment, net	41,761	42,261
Intangible assets, net	85,757	94,894
Goodwill	315,106	315,041
Deferred tax assets	948	1,123
Other assets	1,916	1,992
Total assets	$683,140	$718,718
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$5,819	$5,819
Accounts payable	8,913	9,000
Accrued compensation and related taxes	17,406	32,373
Dividends payable to shareholders	6,482	6,619
Income taxes payable	1,042	1,173
Other accrued liabilities	18,797	20,496
Short-term deferred revenue	144,573	132,538
Total current liabilities	203,032	208,018
Long-term debt	114,635	116,090
Long-term deferred revenue	9,655	9,750
Deferred tax liabilities	2,163	2,809
Other noncurrent liabilities	6,003	5,967
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 46,297,792 shares in 2018 and 47,281,035 shares in 2017	255,047	249,836
Retained earnings	107,800	145,247
Accumulated other comprehensive loss	(15,195)	(18,999)
Total shareholders’ equity	347,652	376,084
Total liabilities and shareholders’ equity	$683,140	$718,718
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	February 28, 2018	February 28, 2017
Revenue:
Software licenses	$25,343	$24,322
Maintenance and services	68,704	66,648
Total revenue	94,047	90,970
Costs of revenue:
Cost of software licenses	1,261	1,588
Cost of maintenance and services	9,824	10,492
Amortization of acquired intangibles	5,818	3,678
Total costs of revenue	16,903	15,758
Gross profit	77,144	75,212
Operating expenses:
Sales and marketing	21,428	25,721
Product development	20,245	17,334
General and administrative	11,262	10,568
Amortization of acquired intangibles	3,319	3,179
Fees related to shareholder activist	1,258	—
Restructuring expenses	1,821	17,139
Acquisition-related expenses	43	49
Total operating expenses	59,376	73,990
Income from operations	17,768	1,222
Other (expense) income:
Interest expense	(1,165)	(1,082)
Interest income and other, net	408	221
Foreign currency (loss) gain, net	(828)	(486)
Total other (expense) income, net	(1,585)	(1,347)
Income (loss) before income taxes	16,183	(125)
Provision for income taxes	3,271	400
Net income (loss)	$12,912	$(525)
Earnings (loss) per share:
Basic	$0.28	$(0.01)
Diluted	$0.27	$(0.01)
Weighted average shares outstanding:
Basic	46,529	48,733
Diluted	47,476	48,733

Cash dividends declared per common share	$0.140	$0.125
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017
Net income (loss)	$12,912	$(525)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,831	1,228
Unrealized (loss) gain on investments, net of tax provision of $39 and $40 for 2018 and 2017, respectively	(27)	71
Total other comprehensive income, net of tax	3,804	1,299
Comprehensive income	$16,716	$774

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017
Cash flows from operating activities:
Net income (loss)	$12,912	$(525)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,682	1,978
Amortization of intangibles and other	9,620	7,382
Stock-based compensation	4,570	1,630
Loss on disposal of property	135	—
Deferred income taxes	(406)	4,268
Excess tax benefit from stock plans	—	(183)
Allowances for accounts receivable	137	40
Changes in operating assets and liabilities:
Accounts receivable	8,329	16,937
Other assets	2,382	(2,278)
Accounts payable and accrued liabilities	(17,830)	(989)
Income taxes payable	(290)	55
Deferred revenue	10,354	8,985
Net cash flows from operating activities	31,595	37,300
Cash flows (used in) from investing activities:
Purchases of investments	(7,374)	(854)
Sales and maturities of investments	6,816	6,155
Purchases of property and equipment	(1,386)	(383)
Net cash flows (used in) from investing activities	(1,944)	4,918
Cash flows used in financing activities:
Proceeds from stock-based compensation plans	2,469	2,770
Payments for taxes related to net share settlements of equity awards	—	(1,306)
Repurchases of common stock	(45,000)	(15,190)
Excess tax benefit from stock plans	—	183
Dividend payments to shareholders	(6,619)	(6,072)
Payment of long-term debt	(1,547)	(3,750)
Net cash flows used in financing activities	(50,697)	(23,365)
Effect of exchange rate changes on cash	4,693	1,018
Net (decrease) increase in cash and cash equivalents	(16,353)	19,871
Cash and cash equivalents, beginning of period	133,464	207,036
Cash and cash equivalents, end of period	$117,111	$226,907

Condensed Consolidated Statements of Cash Flows, continued

	Three Months Ended
	February 28, 2018	February 28, 2017
Supplemental disclosure:
Cash paid (refunded) for income taxes, net of refunds of $307 in 2018 and $2,121 in 2017	$1,614	$(209)
Cash paid for interest	$942	$844
Non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$43	$9,393
Unsettled repurchases of common stock	$—	$2,894
Dividends declared	$6,482	$6,037
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - Progress Software Corporation (the "Company," "we," "us," or "our") offers the leading platform for developing and deploying mission-critical business applications. Progress empowers enterprises and independent software vendors ("ISVs") to build and deliver cognitive-first applications that harness big data to derive business insights and competitive advantage. Progress offers leading technologies for easily building powerful user interfaces across any type of device, a reliable, scalable and secure backend platform to deploy modern applications, leading data connectivity to all sources, and award-winning predictive analytics that brings the power of machine learning to any organization. Over 1,700 ISVs, 100,000 enterprise customers, and 2 million developers rely on Progress to power their applications.

Our products are generally sold as perpetual licenses, but certain products also use term licensing models and our cloud-based offerings use a subscription based model. More than half of our worldwide license revenue is realized through relationships with indirect channel partners, principally application partners and original equipment manufacturers ("OEMs"). Application partners are ISVs that develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. OEMs are companies that embed our products into their own software products or devices.

We operate in North America and Latin America (the "Americas"); Europe, the Middle East and Africa ("EMEA"); and the Asia Pacific region, through local subsidiaries as well as independent distributors.

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017, as amended ("Annual Report on Form 10-K for the fiscal year ended November 30, 2017").

We made no material changes in the application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

Recent Accounting Pronouncements - In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 gives entities the option to reclassify the disproportionate income tax effects ("stranded tax effects") caused by the newly-enacted US Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The update also requires new disclosures, some of which are applicable for all entities. The guidance in ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently considering whether to adopt the optional reclassification of the stranded tax effects and evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 intends to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance in ASU 2017-12 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment awards. The guidance in ASU 2017-09 provides that modification accounting is required only if a change in the terms or conditions of an award results in a change to the fair value, the vesting conditions, or the classification of the award as equity or liability. The guidance in ASU 2017-09 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact of the adoption of this update on our consolidated financial position and results of operations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This update requires the performance of an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance in ASU 2017-04 is required for annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently considering whether to adopt this update prior to the required adoption date.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance in ASU 2016-09 is required for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The standard requires, on a prospective basis, the recognition of all excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations and the tax effect of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. The excess tax benefits and tax deficiencies should not be considered in an entity's calculation of its annual estimated effective tax rate and, as excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method to calculate diluted earnings per share should exclude such excess tax benefits. Further, on either a prospective or retrospective basis, excess tax benefits should be classified as operating activities in the statement of cash flows. The standard also provides entities the option to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, which is to be applied in accordance with a modified retrospective transition. Additionally, the standard updates the threshold to qualify for equity classification for minimum statutory tax withholding requirements by permitting an entity to withhold up to the maximum statutory rates in the applicable jurisdictions, applied on a modified retrospective basis. Finally, the standard requires that cash paid by an employer to a taxing authority when directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows, applied retrospectively.

We adopted this standard at the beginning of the first quarter of fiscal year 2018 and elected to classify excess tax benefits as operating activities on a prospective basis in the condensed consolidated statement of cash flows. As such, the prior period condensed consolidated statement of cash flows was not adjusted. We also elected to account for forfeitures as they occur and recorded a cumulative-effect adjustment of $0.6 million to retained earnings during the period of adoption. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We currently expect that most of our operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption. However, we are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provided in Topic 606 requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the effective date for the Company will be December 1, 2018.

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

•
Revenue from transactions with multiple elements within our Application Development and Deployment segment (i.e., sales of perpetual licenses with maintenance and/or support) - These transactions are currently recognized ratably over the associated maintenance period as the Company does not have vendor specific objective evidence ("VSOE") for maintenance or support. Under ASU 2014-09, the requirement to have VSOE for undelivered elements that exists under current guidance is eliminated. Accordingly, the Company will recognize a portion of the sales price as revenue upon delivery of the license instead of recognizing the entire sales price ratably over the maintenance period.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at February 28, 2018 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$113,420	$—	$—	$113,420
Money market funds	3,691	—	—	3,691
State and municipal bond obligations	35,518	—	(164)	35,354
U.S. treasury bonds	7,700	—	(38)	7,662
Corporate bonds	7,449	—	(79)	7,370
Total	$167,778	$—	$(281)	$167,497

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2017 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$130,547	$—	$—	$130,547
Money market funds	2,917	—	—	2,917
State and municipal bond obligations	40,458	—	(231)	40,227
U.S. treasury bonds	3,517	—	(26)	3,491
Corporate bonds	6,463	—	(36)	6,427
Total	$183,902	$—	$(293)	$183,609

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	February 28, 2018		November 30, 2017
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$113,420	$—	$130,547	$—
Money market funds	3,691	—	2,917	—
State and municipal bond obligations	—	35,354	—	40,227
U.S. treasury bonds	—	7,662	—	3,491
Corporate bonds	—	7,370	—	6,427
Total	$117,111	$50,386	$133,464	$50,145

The fair value of debt securities by contractual maturity is as follows (in thousands):

	February 28, 2018	November 30, 2017
Due in one year or less	$24,188	$22,333
Due after one year (1)	26,198	27,812
Total	$50,386	$50,145

(1)
Includes state and municipal bond obligations, U.S. treasury bonds, and corporate bonds, which are securities representing investments available for current operations and are classified as current in the condensed consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of February 28, 2018 or November 30, 2017.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire from 30 days to one year. At February 28, 2018, $1.2 million was recorded in other current assets on the condensed consolidated balance sheet. At November 30, 2017, $0.2 million and $0.2 million was recorded in other accrued liabilities and other assets, respectively, on the consolidated balance sheet. In the three months ended February 28, 2018 and February 28, 2017, realized and unrealized gains of $3.6 million and $0.8 million, respectively, from our forward contracts were recognized in foreign currency (loss) gain, net on the condensed consolidated statements of operations. The gains were substantially offset by realized and unrealized losses on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	February 28, 2018		November 30, 2017
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$142,202	$1,153	$119,192	$(27)
Forward contracts to purchase U.S. dollars	375	(2)	462	—
Total	$142,577	$1,151	$119,654	$(27)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at February 28, 2018 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$3,691	$3,691	$—	$—
State and municipal bond obligations	35,354	—	35,354	—
U.S. treasury bonds	7,662	—	7,662	—
Corporate bonds	7,370	—	7,370	—
Foreign exchange derivatives	$1,151	$—	$1,151	$—

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

We did not have any nonrecurring fair value measurements during the three months ended February 28, 2018.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	February 28, 2018			November 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$154,301	$(94,043)	$60,258	$154,301	$(88,224)	$66,077
Customer-related	67,802	(48,828)	18,974	67,802	(46,230)	21,572
Trademarks and trade names	17,740	(11,215)	6,525	17,740	(10,495)	7,245
Total	$239,843	$(154,086)	$85,757	$239,843	$(144,949)	$94,894

In the first quarter of fiscal years 2018 and 2017, amortization expense related to intangible assets was $9.1 million and $6.9 million, respectively.

Future amortization expense for intangible assets as of February 28, 2018 is as follows (in thousands):

Remainder of 2018	$26,918
2019	34,932
2020	10,152
2021	10,033
2022	3,722
Total	$85,757

Goodwill

Changes in the carrying amount of goodwill in the three months ended February 28, 2018 are as follows (in thousands):

Balance, November 30, 2017	$315,041
Translation adjustments	65
Balance, February 28, 2018	$315,106

Changes in the goodwill balances by reportable segment in the three months ended February 28, 2018 are as follows (in thousands):

	November 30, 2017	Translation Adjustments	February 28, 2018
OpenEdge	$249,036	$65	$249,101
Data Connectivity and Integration	19,040	—	19,040
Application Development and Deployment	46,965	—	46,965
Total goodwill	$315,041	$65	$315,106

During the quarter ending February 28, 2018, no triggering events have occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

Note 6: Business Combinations

Kinvey Acquisition

On June 1, 2017, we acquired by merger 100% of the outstanding securities of Kinvey for an aggregate sum of $49.2 million, which includes approximately $0.3 million held-back from the founder of Kinvey as an incentive to remain with the Company for at least two years following the acquisition. The $0.3 million held-back is being recorded to expense over the service period. Kinvey allows developers to set up, use, and operate a cloud backend for any native, hybrid, web, or IoT app built using any development tools. The acquisition was accounted for as a business combination, and accordingly, the results of operations of Kinvey are included in our operating results as part of the OpenEdge business segment from the date of acquisition. We paid the purchase price in cash from available funds.

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration paid, but are required to be expensed as incurred. We incurred minimal acquisition-related costs during the three months ended February 28, 2018, which are included in acquisition-related expenses in our condensed consolidated statement of operations.

We have not disclosed the amount of revenues and earnings of Kinvey since acquisition, nor pro forma financial information, as those amounts are not significant to our consolidated financial statements.

DataRPM Acquisition

On March 1, 2017, we acquired by merger 100% of the outstanding securities of DataRPM for an aggregate sum of $30.0 million. Approximately $1.7 million of the purchase price was paid to DataRPM’s founders in the form of restricted stock units, subject to a two-year vesting schedule and continued employment. DataRPM is a leader in cognitive predictive maintenance for the industrial IoT ("IIoT") market. The acquisition was accounted for as a business combination, and accordingly, the results of operations of DataRPM are included in our operating results as part of the OpenEdge business segment from the date of acquisition. We paid the purchase price in cash from available funds.

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

As discussed above, approximately $1.7 million of the total consideration was paid to DataRPM’s founders in restricted stock units, subject to a vesting schedule and continued employment. We concluded that the restricted stock units are compensation arrangements and we are recognizing stock-based compensation expense in accordance with the vesting schedule over the service period of the awards, which is 2 years. During the three months ended February 28, 2018, as a result of the termination of employment of one of the founders, we recorded a minimal credit to stock-based compensation expense related to forfeitures, which is included in operating expenses on our condensed consolidated statement of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration transferred, but are required to be expensed as incurred. We did not incur any acquisition-related costs during the three months ended February 28, 2018 and do not expect to incur additional material costs with respect to this acquisition.

We have not disclosed the amount of revenues and earnings of DataRPM since acquisition, nor pro forma financial information, as those amounts are not significant to our consolidated financial statements.

Note 7: Term Loan and Line of Credit

On November 20, 2017, we entered into an amended and restated credit agreement (the "Credit Agreement") with certain lenders (the "Lenders"), which provides for a $123.8 million secured term loan and a $150.0 million secured revolving credit facility (the "Credit Facilities"). The revolving credit facility may be made available in U.S. Dollars and certain other currencies and may be increased by up to an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments.

The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

Interest rates for the term loan and revolving credit facility are based upon our leverage ratio and determined based on an index selected at our option. The rates would range from 1.50% to 2.00% above the Eurodollar rate for Eurodollar-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates ("LIBOR") for those currencies. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required and ranges from 0.25% to 0.35% per annum based on our leverage ratio. The interest rate of the credit facility as of February 28, 2018 was 3.125%.

The credit facility matures on November 20, 2022, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of February 28, 2018 was $122.2 million, with $6.2 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2018. The principal repayment amounts are in accordance with the following schedule: (i) eight payments of $1.5 million each, (ii) four payments of $2.3 million each, (iii) four payments of $3.1 million each, (iv) three payments of $3.9 million each, and (v) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of February 28, 2018, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Costs incurred in connection with the debt modification of $1.2 million, along with $0.7 million of unamortized debt issuance costs related to the previous credit agreement, are recorded as debt issuance costs as a direct deduction from the carrying value of the debt liability on our consolidated balance sheet as of February 28, 2018. These costs are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to debt issuance costs of $0.1 million and $0.1 million for the three months ended February 28, 2018 and February 28, 2017, respectively, is recorded in interest expense on our consolidated statements of operations.

Revolving loans may be borrowed, repaid and reborrowed until November 20, 2022, at which time all amounts outstanding must be repaid. As of February 28, 2018, there were no amounts outstanding under the revolving line and $1.4 million of letters of credit.

As of February 28, 2018, aggregate principal payments of long-term debt for the next five years are (in thousands):

Remainder of 2018	$4,640
2019	6,188
2020	9,281
2021	12,375
2022	89,719
Total	$122,203

Note 8: Common Stock Repurchases

We repurchased and retired 1.1 million shares of our common stock for $45.0 million in the three months ended February 28, 2018 and 0.6 million shares for $18.1 million in the three months ended February 28, 2017. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program.

In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of February 28, 2018, there was $175.0 million remaining under this current authorization.

Note 9: Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards, less the present value of expected dividends, measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using the current market price of the stock, the Black-Scholes option valuation model, or the Monte Carlo Simulation valuation model.

During fiscal years 2016 and 2017, we granted performance-based restricted stock units that include a three-year market condition under a Long-Term Incentive Plan (“LTIP”) where the performance measurement period is three years. Vesting of the LTIP awards is based on our level of attainment of specified total shareholder return ("TSR") targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods and is also subject to the continued employment of the grantees. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model.

During the first quarter of fiscal year 2018, we granted performance-based restricted stock units that include two performance metrics under a LTIP where the performance measurement period is three years. Vesting of the 2018 LTIP awards is as follows: (i) 50% is based on the three-year market condition as described above (TSR), and (ii) 50% is based on achievement of a three-year cumulative performance condition (operating income). In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award, and used the closing price of our common stock on the date of grant, less the present value of expected dividends, for the portion related to the performance condition.

The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally 4 years for options and 3 years for restricted stock units. We recognize stock-based compensation expense related to our employee stock purchase plan using an accelerated attribution method.

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of operations (in thousands):

	Three Months Ended
	February 28, 2018	February 28, 2017
Cost of maintenance and services	$246	$256
Sales and marketing	370	363
Product development	2,046	(104)
General and administrative	1,908	1,115
Total stock-based compensation	$4,570	$1,630

During fiscal year 2017, there were significant forfeitures due to our restructuring action, which is further described in Note 11. These forfeitures significantly reduced stock-based compensation expense compared to the current year.

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the three months ended February 28, 2018 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2017	$(18,770)	$(229)	$(18,999)
Other comprehensive income (loss) before reclassifications, net of tax	3,831	(27)	3,804
Balance, February 28, 2018	$(14,939)	$(256)	$(15,195)

The tax effect on accumulated unrealized losses on investments was minimal as of February 28, 2018 and November 30, 2017.

Note 11: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2017	$570	$3,556	$4,126
Costs incurred	840	981	1,821
Cash disbursements	(465)	(2,274)	(2,739)
Translation adjustments and other	48	25	73
Balance, February 28, 2018	$993	$2,288	$3,281

During fiscal year 2017, we undertook certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by over 20%. These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. We also consolidated offices in various locations during fiscal year 2017 and the first quarter of fiscal year 2018. We expect to incur additional expenses related to facility closures during fiscal year 2018, but we do not expect these additional costs to be material.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions, and other costs, which include asset impairment charges.

As part of this fiscal year 2017 restructuring, for the three months ended February 28, 2018, we incurred expenses of $1.8 million, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2018. The short-term portion of the restructuring reserve of $3.1 million is included in other accrued liabilities and the long-term portion of $0.2 million is included in other noncurrent liabilities on the condensed consolidated balance sheet at February 28, 2018.

Note 12: Income Taxes

Our income tax provision for the three months ended February 28, 2018 and February 28, 2017 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

During the first quarter of fiscal 2018, the Tax Cuts and Jobs Act was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued SAB 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of February 28, 2018, we have not completed our accounting for the tax effects of enactment of the Act, however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

As a result of the Act, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to changes in deferred tax amounts. The provisional tax benefit amount recorded related to the re-measurement of our U.S. deferred tax balances during the three months ended February 28, 2018 was $1.4 million.

The one-time transition tax associated with the Act is based on our total post-1986 earnings and profits ("E&P") that we previously deferred from U.S. federal taxation. During the three months ended February 28, 2018, we made a provisional determination that we have an accumulated deficit in our foreign subsidiaries' E&P and thus do not have a transition tax associated with deferred foreign earnings related to the Act. We have not yet completed our calculation of the total post-1986 E&P for our foreign subsidiaries or the tax pools of our foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

The decrease in our effective tax rate in the three months ended February 28, 2018 compared to the same period in the prior year is primarily due to the enactment of tax reform in the United States that lowered the federal corporate tax rate.

Our Federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2015. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2013.

Tax authorities for certain non-U.S. jurisdictions are also examining returns. With some exceptions, we are generally not subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2012.

Note 13: Earnings (Loss) Per Share

We compute basic earnings (loss) per share using the weighted average number of common shares outstanding. We compute diluted earnings (loss) per share using the weighted average number of common shares outstanding plus the effect of outstanding dilutive stock options, restricted stock units and deferred stock units, using the treasury stock method. The following table sets forth the calculation of basic and diluted earnings (loss) per share on an interim basis (in thousands, except per share data):

	Three Months Ended
	February 28, 2018	February 28, 2017
Net income (loss)	$12,912	$(525)
Weighted average shares outstanding	46,529	48,733
Dilutive impact from common stock equivalents	947	—
Diluted weighted average shares outstanding	47,476	48,733
Basic earnings (loss) per share	$0.28	$(0.01)
Diluted earnings (loss) per share	$0.27	$(0.01)

We excluded stock awards representing approximately 344,000 shares and 2,340,000 shares of common stock from the calculation of diluted earnings (loss) per share in the three months ended February 28, 2018 and February 28, 2017, respectively, because these awards were anti-dilutive.

Note 14: Business Segments and International Operations

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.

We operate as three distinct business segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment.

We do not manage our assets or capital expenditures by segment or assign other income (expense) and income taxes to segments. We manage and report such items on a consolidated company basis.

The following table provides revenue and contribution margin from our reportable segments and reconciles to the consolidated income from continuing operations before income taxes:

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017
Segment revenue:
OpenEdge	$66,408	$64,508
Data Connectivity and Integration	7,604	6,828
Application Development and Deployment	20,035	19,634
Total revenue	94,047	90,970
Segment costs of revenue and operating expenses:
OpenEdge	15,762	17,877
Data Connectivity and Integration	1,629	2,262
Application Development and Deployment	6,798	7,536
Total costs of revenue and operating expenses	24,189	27,675
Segment contribution:
OpenEdge	50,646	46,631
Data Connectivity and Integration	5,975	4,566
Application Development and Deployment	13,237	12,098
Total contribution	69,858	63,295
Other unallocated expenses (1)	52,090	62,073
Income from operations	17,768	1,222
Other (expense) income, net	(1,585)	(1,347)
Income (loss) before income taxes	$16,183	$(125)

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

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017
Software licenses	$25,343	$24,322
Maintenance	61,479	59,138
Services	7,225	7,510
Total	$94,047	$90,970

In the following table, revenue attributed to North America includes sales to customers in the U.S. and sales to certain multinational organizations. Revenue from Europe, the Middle East and Africa ("EMEA"), Latin America and the Asia Pacific region includes sales to customers in each region plus sales from the U.S. to distributors in these regions. Information relating to revenue from external customers from different geographical areas is as follows (in thousands):

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017
North America	$51,641	$50,305
EMEA	33,014	29,844
Latin America	4,461	5,023
Asia Pacific	4,931	5,798
Total	$94,047	$90,970

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “believe,” “may,” “could,” “would,” “might,” “should,” “expect,” “intend,” “plan,” “target,” “anticipate” and “continue,” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are various factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: (1) Economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price. (2) We may fail to achieve our financial forecasts due to such factors as delays or size reductions in transactions, fewer large transactions in a particular quarter, fluctuations in currency exchange rates, or a decline in our renewal rates for contracts. (3) Our ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy, may not be successful. (4) If we are unable to develop new or sufficiently differentiated products and services, or to enhance and improve our existing products and services in a timely manner to meet market demand, partners and customers may not purchase new software licenses or subscriptions or purchase or renew support contracts. (5) We depend upon our extensive partner channel and we may not be successful in retaining or expanding our relationships with channel partners. (6) Our international sales and operations subject us to additional risks that can adversely affect our operating results, including risks relating to foreign currency gains and losses. (7) If the security measures for our software, services or other offerings are compromised or subject to a successful cyber-attack, or if such offerings contain significant coding or configuration errors, we may experience reputational harm, legal claims and financial exposure. (8) We have made acquisitions, and may make acquisitions in the future, and those acquisitions may not be successful, may involve unanticipated costs or other integration issues or may disrupt our existing operations. (9) Those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

As exchange rates are an important factor in understanding period to period comparisons, we present revenue growth rates on a constant currency basis, which helps improve the understanding of our revenue results and our performance in comparison to prior periods. The constant currency information presented is calculated by translating current period results using prior period weighted average foreign currency exchange rates. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP.

Overview

Progress Software Corporation (the "Company," "we," "us," or "our") offers the leading platform for developing and deploying mission-critical business applications. Progress empowers enterprises and independent software vendors ("ISVs") to build and deliver cognitive-first applications that harness big data to derive business insights and competitive advantage. Progress offers leading technologies for easily building powerful user interfaces across any type of device, a reliable, scalable and secure backend platform to deploy modern applications, leading data connectivity to all sources, and award-winning predictive analytics that brings the power of machine learning to any organization. Over 1,700 ISVs, 100,000 enterprise customers, and 2 million developers rely on Progress to power their applications. We operate as three distinct segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment.

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

•
New Product Strategy. As part of the new strategic plan, we undertook a new product strategy to provide the platform and tools enterprises need to build next generation applications that drive their businesses, known as “Cognitive Applications.” We offer this platform to both new customers and partners as well as our existing OpenEdge partner and customer ecosystems. Our platform for Cognitive Applications makes it easy for developers to build machine learning into their applications, and includes:

◦	Our leading UI development tools, which enable organizations to easily build engaging user interfaces for any device or front end;

◦	Our NativeScript offering, which allows developers to use JavaScript to build native applications across multiple mobile platforms;

◦	A modern serverless cloud backend application platform that runs on any cloud, is secure, high-performing, and highly-scalable while supporting all modern user interfaces;

◦	Automated and intuitive machine learning capabilities for accelerating the creation and delivery of Cognitive Applications;

◦	Our data connectivity and integration capabilities;

◦	Our business logic and rules capabilities; and

◦	Web Content Management for delivering personalized and engaging digital experiences.

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

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. For example, in late fiscal 2017 and early fiscal 2018, the value of the U.S. dollar weakened in comparison to certain foreign currencies, including in Europe. Since approximately one-third of our revenue is denominated in foreign currency, our revenue results during those periods were positively impacted. We expect that future fluctuations in foreign currency exchange rates will impact our results.

In September 2017, we announced a new capital allocation strategy pursuant to which we are targeting to return approximately 50% of our annual cash flows from operations to stockholders in the form of share repurchases and 25-30% through dividends. To that end, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of February 28, 2018, there is $175.0 million remaining under this current authorization. We expect to repurchase $120.0 million of shares of our common stock in fiscal year 2018. However, the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and we may choose to suspend, expand or discontinue the repurchase program at any time.

On September 6, 2017, our Board of Directors approved a 12% increase in our quarterly cash dividend to $0.14 per share of common stock. We began paying quarterly cash dividends of $0.125 per share of common stock to Progress shareholders in December 2016. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy. However, we may terminate or modify this program at any time without notice. On March 27, 2018, our Board of Directors declared a quarterly dividend of $0.14 per share of common stock that will be paid on June 15, 2018 to shareholders of record as of the close of business on June 1, 2018.

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

During the first quarter of fiscal 2018, the Tax Cuts and Jobs Act was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued SAB 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of February 28, 2018, we have not completed our accounting for the tax effects of enactment of the Act, however, as described elsewhere in this Form 10-Q, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

In September 2017, Praesidium Investment Management publicly announced in a Schedule 13D filed with the Securities and Exchange Commission its disagreement with our strategy and stated that it was seeking changes in the composition of our Board of Directors. In March 2018, Praesidium Investment Management publicly announced in an amended Schedule 13D filed with the Securities and Exchange Commission that it had sold all but 1,000 shares of Company common stock that it previously held. We incurred professional and other fees relating to Praesidium’s actions as noted below. We do not expect to incur additional professional and other fees related to this matter.

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2018	February 28, 2017	As Reported	Constant Currency
Revenue	$94,047	$90,970	3%	—%

Total revenue increased in the three months ended February 28, 2018 compared to the same period in fiscal year 2017 primarily due to a favorable impact from currency exchange rates. Changes in prices from fiscal year 2017 to 2018 did not have a significant impact on our revenue.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2018	February 28, 2017	As Reported	Constant Currency
License	$25,343	$24,322	4%	1%
As a percentage of total revenue	27%	27%

License revenue increased primarily due to a favorable impact from currency exchange rates and an increase in license sales in our Data Connectivity and Integration segment, offset by slight declines in our OpenEdge and Application Development and Deployment segments.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2018	February 28, 2017	As Reported	Constant Currency
Maintenance	$61,479	$59,138	4%	1%
As a percentage of total revenue	65%	65%
Services	7,225	7,510	(4)%	(5)%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$68,704	$66,648	3%	—%
As a percentage of total revenue	73%	73%

Maintenance revenue increased primarily due to a favorable impact from currency exchange rates. The decrease in services revenue in the first quarter of fiscal year 2018 was primarily due to lower OpenEdge professional services revenue, offset slightly by increased Sitefinity professional services.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2018	February 28, 2017	As Reported	Constant Currency
North America	$51,641	$50,305	3%	3%
As a percentage of total revenue	55%	55%
EMEA	$33,014	$29,844	11%	2%
As a percentage of total revenue	35%	33%
Latin America	$4,461	$5,023	(11)%	(11)%
As a percentage of total revenue	5%	6%
Asia Pacific	$4,931	$5,798	(15)%	(17)%
As a percentage of total revenue	5%	6%

Total revenue generated in North America increased $1.3 million and total revenue generated outside North America increased $1.8 million in the first quarter of fiscal year 2018 as compared to the same quarter last year. The increase in North America was primarily due to license revenue increase in our Data Connectivity and Integration segment. The increase in EMEA was primarily due to the higher OpenEdge maintenance revenue as compared to the prior year period resulting from the favorable impact from exchange rates as described above. Revenue in Latin America and Asia Pacific decreased due to lower OpenEdge maintenance revenue and lower OpenEdge license revenue in each region, respectively.

Total revenue generated in markets outside North America represented 45% of total revenue in the first quarter of fiscal years 2018 and 2017. If exchange rates had remained constant in the first three months of fiscal year 2018 as compared to the exchange rates in effect in the same period of fiscal year 2017, total revenue generated in markets outside North America would have represented 43% of total revenue.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2018	February 28, 2017	As Reported	Constant Currency
OpenEdge segment	$66,408	$64,508	3%	(1)%
Data Connectivity and Integration segment	7,604	6,828	11%	11%
Application Development and Deployment segment	20,035	19,634	2%	2%
Total revenue	$94,047	$90,970	3%	—%

Revenue in the OpenEdge segment increased due to the favorable impact from exchange rates. Data Connectivity and Integration revenue increased due to an increase in license sales compared to the prior year period. Application Development and Deployment revenue increased primarily as a result of higher maintenance and services revenue from Sitefinity.

Cost of Software Licenses

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
Cost of software licenses	$1,261	$1,588	(21)%
As a percentage of software license revenue	5%	7%
As a percentage of total revenue	1%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
Cost of maintenance and services	$9,824	$10,492	(6)%
As a percentage of maintenance and services revenue	14%	16%
As a percentage of total revenue	10%	12%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The decrease is primarily due to lowered compensation-related costs resulting from a decrease in headcount.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
Amortization of acquired intangibles	$5,818	$3,678	58%
As a percentage of total revenue	6%	4%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles increased primarily due to the addition of intangible assets associated with the technologies obtained in connection with the acquisitions of DataRPM in the second quarter of fiscal year 2017 and Kinvey in the third quarter of fiscal year 2017.

Gross Profit

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
Gross profit	$77,144	$75,212	3%
As a percentage of total revenue	82%	83%

Our gross profit increased primarily due to the increases of license and maintenance revenue and the decrease in cost of maintenance and services as described above, offset slightly by the increase of amortization of acquired intangibles.

Sales and Marketing

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
Sales and marketing	$21,428	$25,721	(17)%
As a percentage of total revenue	23%	28%

Sales and marketing expenses decreased primarily due to lower compensation-related and travel costs as a result of the headcount reduction action which occurred in the first quarter of fiscal year 2017.

Product Development

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
Product development	$20,245	$17,334	17%
As a percentage of total revenue	22%	19%

Product development expenses increased primarily due to higher stock-based compensation expense in the first quarter of fiscal year 2018. During the first quarter of fiscal year 2017, there were significant forfeitures due to our restructuring action, which significantly reduced stock-based compensation expense compared to the first three months of the current year.

General and Administrative

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
General and administrative	$11,262	$10,568	7%
As a percentage of total revenue	12%	12%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased primarily due to higher stock-based compensation expense in the first quarter of fiscal year 2018. During the first quarter of fiscal year 2017, there were significant forfeitures due to our restructuring action, which significantly reduced stock-based compensation expense compared to the first three months of the current year.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
Amortization of acquired intangibles	$3,319	$3,179	4%
As a percentage of total revenue	4%	3%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased due to the addition of intangible assets obtained in connection with the acquisitions of DataRPM and Kinvey, which occurred in the second and third quarters of fiscal year 2017, respectively.

Fees Related to Shareholder Activist

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
Fees related to shareholder activist	$1,258	$—	*
As a percentage of total revenue	1%	—%
* Not meaningful

In September 2017, Praesidium Investment Management publicly announced in a Schedule 13D filed with the Securities and Exchange Commission its disagreement with our strategy and stated that it was seeking changes in the composition of our Board of Directors. We incurred professional and other fees relating to Praesidium’s actions as noted above.

Restructuring Expenses

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
Restructuring expenses	$1,821	$17,139	(89)%
As a percentage of total revenue	2%	19%
* Not meaningful

Restructuring expenses recorded in the first fiscal quarter of 2018 relate to the restructuring activities occurring in fiscal year 2017. See Note 11 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
Acquisition-related expenses	$43	$49	(12)%
As a percentage of total revenue	—%	—%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, including earn-out payments treated as compensation expense. Acquisition-related expenses in the first quarter of fiscal year 2018 and 2017 were minimal.

Income from Operations

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
Income from operations	$17,768	$1,222	1,354%
As a percentage of total revenue	19%	2%

Income from operations increased in the first quarter of fiscal year 2018 as compared to the first quarter of fiscal year 2017 primarily due to the restructuring expenses recorded in fiscal year 2017 as a result of the headcount reductions that occurred in fiscal year 2017.

Income from Operations by Segment

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
OpenEdge segment	$50,646	$46,631	9%
Data Connectivity and Integration segment	5,975	4,566	31%
Application Development and Deployment segment	13,237	12,098	9%
Other unallocated expenses	(52,090)	(62,073)	(16)%
Income from operations	$17,768	$1,222	1,354%

Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: certain product development and corporate sales and marketing expenses, customer support, administration, amortization of acquired intangibles, stock-based compensation, fees related to shareholder activist, restructuring, and acquisition-related expenses.

Other (Expense) Income, net

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
Interest expense	$(1,165)	$(1,082)	8%
Interest income and other, net	408	221	85%
Foreign currency (loss) gain, net	(828)	(486)	(70)%
Total other (expense) income, net	$(1,585)	$(1,347)	(18)%
As a percentage of total revenue	(2)%	(1)%

Other (expense) income increased due to the increase in the foreign currency loss in the first quarter of fiscal year 2018 compared to the foreign currency loss in the first quarter of fiscal year 2017. The change in foreign currency gains/losses is a result of movements in exchange rates and the impact in the first quarter of fiscal year 2018 on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
Provision for income taxes	$3,271	$400	718%
As a percentage of total revenue	3%	—%

Our effective income tax rate was 20% in the first quarter of fiscal year 2018. Due to the enactment of tax reform in the United States, our federal tax rate in fiscal year 2018 is estimated to be 22.2% as compared to 35% in fiscal year 2017. In addition, we recognized a $1.4 million discrete income tax benefit in the first quarter of fiscal year 2018 from the re-measurement of our U.S. deferred tax balances. Our effective income tax rate was (322)% in the first quarter of fiscal year 2017 because profit before tax was only $(0.1) million due primarily to a $17.1 million restructuring charge.

Net Income (Loss)

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017	Percentage Change
Net income (loss)	$12,912	$(525)	*
As a percentage of total revenue	14%	(1)%
* Not meaningful

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	February 28, 2018	November 30, 2017
Cash and cash equivalents	$117,111	$133,464
Short-term investments	50,386	50,145
Total cash, cash equivalents and short-term investments	$167,497	$183,609

The decrease in cash, cash equivalents and short-term investments as of February 28, 2018 of $16.1 million from the end of fiscal year 2017 was due to repurchases of common stock of $45.0 million, dividend payments of $6.6 million, payments of debt obligations in the amount of $1.5 million, and payments of capital expenditures of $1.4 million. These cash outflows were partially offset by cash inflows from operations of $31.6 million, the positive effect of exchange rates on cash of $4.7 million, and $2.5 million in cash received from the issuance of common stock. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of February 28, 2018, $42.0 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for U.S. operations, we would be required to accrue withholding tax liabilities to repatriate these funds. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Our intent is to permanently reinvest these funds outside the U.S. and our current operating plans do not demonstrate a need to repatriate these funds for our U.S. operations.

Share Repurchase Program

In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. In fiscal year 2017, we repurchased and retired 2.2 million shares of our common stock for $73.9 million. For the three months ended February 28, 2018, we repurchased and retired 1.1 million shares of our common stock for $45.0 million. As of February 28, 2018, there is $175.0 million remaining under this current authorization. We expect to continue repurchasing shares of our common stock under this authorization consistent with our capital allocation strategy. However, we may terminate this program at any time.

Dividends

On September 6, 2017, our Board of Directors approved a 12% increase in our quarterly cash dividend to $0.14 per share of common stock. We began paying quarterly cash dividends of $0.125 per share of common stock to Progress shareholders in December 2016. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy. However, we may terminate or modify this program at any time. On March 27, 2018, our Board of Directors declared a quarterly dividend of $0.14 per share of common stock that will be paid on June 15, 2018 to shareholders of record as of the close of business on June 1, 2018.

Restructuring Activities

During fiscal year 2017, we undertook certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by over 20%. These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. We also consolidated offices in various locations during fiscal year 2017 and the first quarter of fiscal year 2018. We expect to incur additional expenses related to facility closures during fiscal year 2018, but we do not expect these additional costs to be material.

As part of this fiscal year 2017 restructuring, for the three months ended February 28, 2018, we incurred expenses of $1.8 million, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

Credit Facility

On November 20, 2017, we entered into an amended and restated credit agreement (the "Credit Agreement") with certain lenders (the "Lenders"), which provides for a $123.8 million secured term loan and a $150.0 million secured revolving credit facility (the "Credit Facilities"). The revolving credit facility may be made available in U.S. Dollars and certain other currencies and may be increased by up to an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments.

Interest rates for the term loan and revolving credit facility are based upon our leverage ratio and determined based on an index selected at our option. The rates would range from 1.50% to 2.00% above the Eurodollar rate for Eurodollar-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates ("LIBOR") for those currencies. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required and ranges from 0.25% to 0.35% per annum based on our leverage ratio. The interest rate of the credit facility as of February 28, 2018 was 3.125%.

The credit facility matures on November 20, 2022, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of February 28, 2018 was $122.2 million, with $6.2 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2018. The principal repayment amounts are in accordance with the following schedule: (i) eight payments of $1.5 million each, (ii) four payments of $2.3 million each, (iii) four payments of $3.1 million each, (iv) three payments of $3.9 million each, and (v) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of February 28, 2018, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Revolving loans may be borrowed, repaid and reborrowed until November 20, 2022, at which time all amounts outstanding must be repaid. As of February 28, 2018, there were no amounts outstanding under the revolving line and $1.4 million of letters of credit.

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these financial covenants as of February 28, 2018.

Cash Flows from Operating Activities

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017
Net income (loss)	$12,912	$(525)
Non-cash reconciling items included in net income	15,738	15,115
Changes in operating assets and liabilities	2,945	22,710
Net cash flows from operating activities	$31,595	$37,300

The decrease in cash generated from operations in the first three months of fiscal year 2018 as compared to the first three months of fiscal year 2017 was primarily due to changes in operating assets and liabilities, partially offset by higher net income. Our gross accounts receivable as of February 28, 2018 decreased by $7.3 million from the end of fiscal year 2017 and our total deferred revenue increased by $11.9 million from the end of fiscal year 2017. Cash flows from operating activities also decreased due to a net tax payment position in the first quarter of fiscal year 2018 compared to a net tax refund position in the prior year period.

Cash Flows from Investing Activities

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017
Net investment activity	$(558)	$5,301
Purchases of property and equipment	(1,386)	(383)
Net cash flows used in investing activities	$(1,944)	$4,918

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In addition, we purchased $1.4 million of property and equipment in the first three months of fiscal year 2018, as compared to $0.4 million in the first three months of fiscal year 2017.

Cash Flows from Financing Activities

	Three Months Ended
(In thousands)	February 28, 2018	February 28, 2017
Proceeds from stock-based compensation plans	$2,469	$2,770
Repurchases of common stock	(45,000)	(15,190)
Payment of long-term debt	(1,547)	(3,750)
Dividend payments to shareholders	(6,619)	(6,072)
Other financing activities	—	(1,123)
Net cash flows used in financing activities	$(50,697)	$(23,365)

During the first three months of fiscal year 2018, we repurchased $45.0 million of our common stock under our share repurchase plan compared to $15.2 million in the same period of the prior year. In addition, in the first three months of fiscal year 2018, we received $2.5 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $2.8 million in the first three months of fiscal year 2017. Further, we made dividend payments of $6.6 million to our shareholders during the first three months of fiscal year 2018, as compared to $6.1 million in the first three months of fiscal year 2017. We also made principal payments on our debt of $1.5 million during the first three months of fiscal year 2018, as compared to $3.8 million in the first three months of fiscal year 2017.

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

Revenue Backlog

(In thousands)	February 28, 2018	February 28, 2017
Deferred revenue, primarily related to unexpired maintenance and support contracts	$154,228	$146,952
Multi-year licensing arrangements (1)	17,563	23,387
Total revenue backlog	$171,791	$170,339

(1)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $15.6 million of the multi-year licensing arrangements as of February 28, 2018 relate to DataDirect OEM arrangements, while the remaining amount relates to arrangements in our OpenEdge business unit.

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

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 gives entities the option to reclassify the disproportionate income tax effects ("stranded tax effects") caused by the newly-enacted US Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The update also requires new disclosures, some of which are applicable for all entities. The guidance in ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently considering whether to adopt the optional reclassification of the stranded tax effects and evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 intends to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance in ASU 2017-12 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718), Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment awards. The guidance in ASU 2017-09 provides that modification accounting is required only if a change in the terms or conditions of an award results in a change to the fair value, the vesting conditions, or the classification of the award as equity or liability. The guidance in ASU 2017-09 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact of the adoption of this update on our consolidated financial position and results of operations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This update requires the performance of an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance in ASU 2017-04 is required for annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently considering whether to adopt this update prior to the required adoption date.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 is intended to simplify various aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance in ASU 2016-09 is required for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The standard requires, on a prospective basis, the recognition of all excess tax benefits and tax deficiencies as income tax benefit or expense in the statement of operations and the tax effect of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. The excess tax benefits and tax deficiencies should not be considered in an entity's calculation of its annual estimated effective tax rate and, as excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method to calculate diluted earnings per share should exclude such excess tax benefits. Further, on either a prospective or retrospective basis, excess tax benefits should be classified as operating activities in the statement of cash flows. The standard also provides entities the option to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur, which is to be applied in accordance with a modified retrospective transition. Additionally, the standard updates the threshold to qualify for equity classification for minimum statutory tax withholding requirements by permitting an entity to withhold up to the maximum statutory rates in the applicable jurisdictions, applied on a modified retrospective basis. Finally, the standard requires that cash paid by an employer to a taxing authority when directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows, applied retrospectively.

We adopted this standard at the beginning of the first quarter of fiscal year 2018 and elected to classify excess tax benefits as operating activities on a prospective basis in the condensed consolidated statement of cash flows. As such, the prior period condensed consolidated statement of cash flows was not adjusted. We also elected to account for forfeitures as they occur and recorded a cumulative-effect adjustment of $0.6 million to retained earnings during the period of adoption. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We currently expect that most of our operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption. However, we are currently evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provided in Topic 606 requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the effective date for the Company will be December 1, 2018.

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

•
Revenue from transactions with multiple elements within our Application Development and Deployment segment (i.e., sales of perpetual licenses with maintenance and/or support) - These transactions are currently recognized ratably over the associated maintenance period as the Company does not have vendor specific objective evidence ("VSOE") for maintenance or support. Under ASU 2014-09, the requirement to have VSOE for undelivered elements that exists under current guidance is eliminated. Accordingly, the Company will recognize a portion of the sales price as revenue upon delivery of the license instead of recognizing the entire sales price ratably over the maintenance period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal year 2018, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2017 for a more complete discussion of the market risks we encounter.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Exchange Act was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017. For convenience, such risk factors are included below. The risks discussed below could materially affect our business, financial condition and future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

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

Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. Approximately 45% of our total revenue is generated from sales outside North America. Political and/or financial instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely impact our business. For example, the announcement of the Referendum of the United Kingdom’s Membership of the European Union ("EU") (referred to as "Brexit"), advising for the exit of the United Kingdom from the European Union, resulted in significant volatility in global stock markets and currency exchange rate fluctuations. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results.

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

We have made significant investments in furtherance of our Cognitive Applications strategy and these investments may not generate the revenues we expect, which could adversely affect our business and financial results. In 2017, we made significant investments in furtherance of our Cognitive Applications strategy, including two acquisitions. Under our Cognitive Applications strategy, we provide the platform and tools enterprises need to build next generation applications that drive their businesses, known as “Cognitive First Applications.” This consists of frontend UI tools for creating interfaces across any device, a modern serverless cloud backend application platform, cognitive services that can be built into any application, a business rules engine, and data connectivity to any data source (Big Data, IoT, systems of record and more). While our platform is horizontal, we also are offering vertically focused solutions. Our initial vertical focus areas are predictive maintenance for IIoT and healthcare applications.

IIoT is a relatively new market and there are a significant number of competitors in the market.  If the market does not expand as rapidly as we or others expect or if customers adopt competitors' solutions rather than our solutions, our IIoT business may not generate the revenues we expect.  Further, our customers and potential customers often begin the process of implementing IIoT with a proof-of-concept evaluation, in some cases with multiple different technology vendors. Our offering for building healthcare applications is relatively new and thus is also subject to uncertainties in near-term revenue generation. Our pace of growth in these markets will depend on our ability to attract customers and engage with them to ensure that their investment yields value at their desired speed and expected costs.

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

Our business practices with respect to the collection, use and management of personal information could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection. As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. For example, the EU and the United States ("U.S.") formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This new framework, called the Privacy Shield, is intended to address shortcomings identified by the Court of Justice of the EU in the previous EU-U.S. Safe Harbor Framework, which the Court of Justice invalidated in October 2015. The Privacy Shield and other data transfer mechanisms are likely to be reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers to the U.S. or interruption of such transfers. In the event any court blocks transfers to or from a particular jurisdiction on the basis that no transfer mechanisms are legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, regulatory liabilities or reputational harm. In addition, U.S. and foreign governments have enacted or are considering enacting legislation or regulations, or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact our ability and the ability of our customers and data partners to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide.

Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the EU adopted a new law governing data practices and privacy called the General Data Protection Regulation ("GDPR"), which becomes effective in May 2018. The law establishes new requirements regarding the handling of personal data. Non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the first quarter of fiscal year 2018 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 2017	825,226	$42.02	825,226	$185,310
January 2018	136,202	43.21	136,202	179,422
February 2018	92,558	47.76	92,558	175,000
Total	1,053,986	$42.68	1,053,986	$175,000

(1)	In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of February 28, 2018, there was $175.0 million remaining under this authorization.

Item 5. Other Information

On March 27, 2018, the Board of Directors adopted the 2018 Fiscal Year Compensation Program for Non-Employee Directors (the “2018 Plan”), which provides for the payment of cash and equity compensation to non-employee members of our Board of Directors in connection with their service to Progress. The 2018 Plan is identical to the compensation plan applicable to directors in 2017.

Under the 2018 Plan, our non-employee directors will be paid an annual retainer of $250,000. This annual retainer will be paid $50,000 in cash and $200,000 in equity (with the equity paid in the form of deferred stock units which convert to shares of common stock only upon a change in control of the Company or the cessation of service on the Board of Directors). The non-executive Chairman of the Board will be paid an additional cash retainer of $50,000. With respect to service on the committees of our Board of Directors, the following fees will be paid:

•	Audit Committee - $25,000 for the Chairman and $20,000 for the other members;

•	Compensation Committee - $25,000 for the Chairman and $15,000 for the other members; and

•	Nominating and Corporate Governance Committee - $12,500 for the Chairman and $10,000 for the other members.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1*	2018 Fiscal Year Compensation Program for Non-Employee Directors

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Paul A. Jalbert

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 28, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 28, 2018 and November 30, 2017; (ii) Condensed Consolidated Statements of Income for the three months ended February 28, 2018 and February 28, 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 28, 2018 and February 28, 2017; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2018 and February 28, 2017; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	April 6, 2018	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 6, 2018	/s/ PAUL A. JALBERT
Paul A. Jalbert
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)