Form 10-Q
period 2018-05-31
PROGRESS SOFTWARE CORP /MA
filed 2018-07-06
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____.
Commission File Number: 0-19417

PROGRESS SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2746201 (I.R.S. Employer Identification No.)
14 Oak Park
Bedford, Massachusetts 01730
(Address of principal executive offices) (Zip code)
Telephone Number: (781) 280-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of June 27, 2018, there were 45,015,249 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE SIX MONTHS ENDED MAY 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	May 31, 2018	November 30, 2017
Assets
Current assets:
Cash and cash equivalents	$97,121	$133,464
Short-term investments	47,079	50,145
Total cash, cash equivalents and short-term investments	144,200	183,609
Accounts receivable (less allowances of $720 and $676, respectively)	42,577	61,210
Other current assets	13,844	18,588
Total current assets	200,621	263,407
Property and equipment, net	42,208	42,261
Intangible assets, net	76,540	94,894
Goodwill	315,012	315,041
Deferred tax assets	846	1,123
Other assets	1,746	1,992
Total assets	$636,973	$718,718
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, net	$5,819	$5,819
Accounts payable	10,406	9,000
Accrued compensation and related taxes	17,605	32,373
Dividends payable to shareholders	6,377	6,619
Income taxes payable	3,428	1,173
Other accrued liabilities	16,026	20,496
Short-term deferred revenue	135,202	132,538
Total current liabilities	194,863	208,018
Long-term debt, net	113,180	116,090
Long-term deferred revenue	12,586	9,750
Deferred tax liabilities	1,228	2,809
Other noncurrent liabilities	5,979	5,967
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 45,503,468 shares in 2018 and 47,281,035 shares in 2017	258,696	249,836
Retained earnings	74,655	145,247
Accumulated other comprehensive loss	(24,214)	(18,999)
Total shareholders’ equity	309,137	376,084
Total liabilities and shareholders’ equity	$636,973	$718,718
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Revenue:
Software licenses	$26,439	$25,592	$51,782	$49,914
Maintenance and services	69,663	67,621	138,367	134,269
Total revenue	96,102	93,213	190,149	184,183
Costs of revenue:
Cost of software licenses	1,233	1,422	2,494	3,010
Cost of maintenance and services	9,511	11,262	19,335	21,754
Amortization of acquired intangibles	5,899	4,683	11,717	8,361
Total costs of revenue	16,643	17,367	33,546	33,125
Gross profit	79,459	75,846	156,603	151,058
Operating expenses:
Sales and marketing	21,658	21,236	43,086	46,957
Product development	19,822	18,791	40,067	36,125
General and administrative	12,190	11,606	23,452	22,174
Amortization of acquired intangibles	3,318	3,223	6,637	6,402
Fees related to shareholder activist	214	—	1,472	—
Restructuring expense	426	662	2,247	17,801
Acquisition-related expenses	43	44	86	93
Total operating expenses	57,671	55,562	117,047	129,552
Income from operations	21,788	20,284	39,556	21,506
Other (expense) income, net:
Interest expense	(1,272)	(1,152)	(2,437)	(2,234)
Interest income and other, net	231	257	639	478
Foreign currency (loss) gain, net	(243)	(657)	(1,071)	(1,143)
Total other (expense) income, net	(1,284)	(1,552)	(2,869)	(2,899)
Income before income taxes	20,504	18,732	36,687	18,607
Provision for income taxes	5,101	8,391	8,372	8,791
Net income	$15,403	$10,341	$28,315	$9,816
Earnings per share:
Basic	$0.34	$0.21	$0.62	$0.20
Diluted	$0.33	$0.21	$0.61	$0.20
Weighted average shares outstanding:
Basic	45,531	48,221	46,030	48,477
Diluted	46,087	48,490	46,781	48,762

Cash dividends declared per common share	$0.140	$0.125	$0.280	$0.250
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net income	$15,403	$10,341	$28,315	$9,816
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(9,018)	4,143	(5,187)	5,371
Unrealized (losses) gains on investments, net of tax provision of $0 and $39 for the second quarter and first six months of 2018, respectively and $5 and $45 for the second quarter and first six months of 2017, respectively	(1)	7	(28)	78
Total other comprehensive (loss) income, net of tax	(9,019)	4,150	(5,215)	5,449
Comprehensive income	$6,384	$14,491	$23,100	$15,265

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017
Cash flows from operating activities:
Net income	$28,315	$9,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,343	3,962
Amortization of intangibles and other	19,290	15,886
Stock-based compensation	10,150	5,263
Loss on disposal of property	136	155
Deferred income taxes	(1,490)	4,727
Excess tax benefit from stock plans	—	(353)
Allowances for accounts receivable	103	42
Changes in operating assets and liabilities:
Accounts receivable	18,500	22,651
Other assets	4,614	946
Accounts payable and accrued liabilities	(18,027)	(6,475)
Income taxes payable	2,267	401
Deferred revenue	6,523	2,708
Net cash flows from operating activities	73,724	59,729
Cash flows used in investing activities:
Purchases of investments	(8,258)	(14,376)
Sales and maturities of investments	10,723	9,440
Purchases of property and equipment	(3,196)	(523)
Payments for acquisitions, net of cash acquired	—	(28,270)
Net cash flows used in investing activities	(731)	(33,729)
Cash flows used in financing activities:
Proceeds from stock-based compensation plans	4,671	5,031
Payments for taxes related to net share settlements of equity awards	(1,931)	(2,367)
Repurchases of common stock	(90,000)	(24,954)
Excess tax benefit from stock plans	—	353
Dividend payments to shareholders	(13,101)	(12,116)
Payment of long-term debt	(3,094)	(7,500)
Net cash flows used in financing activities	(103,455)	(41,553)
Effect of exchange rate changes on cash	(5,881)	6,403
Net decrease in cash and cash equivalents	(36,343)	(9,150)
Cash and cash equivalents, beginning of period	133,464	207,036
Cash and cash equivalents, end of period	$97,121	$197,886

Condensed Consolidated Statements of Cash Flows, continued

	Six Months Ended
	May 31, 2018	May 31, 2017
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $533 in 2018 and $2,928 in 2017	$3,545	$4,962
Cash paid for interest	$1,991	$1,745
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$9,404	$13,754
Dividends declared	$6,377	$6,035
Unsettled sale of property, plant and equipment, net	$—	$1,488
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") offers the leading platform for developing and deploying strategic business applications. We enable customers and partners to deliver modern, high-impact digital experiences with a fraction of the effort, time and cost. Progress offers powerful tools for easily building adaptive user experiences across any type of device or touchpoint, award-winning machine learning that enables cognitive capabilities to be a part of any application, the flexibility of a serverless cloud to deploy modern apps, business rules, web content management, plus leading data connectivity technology. Over 1,700 independent software vendors, 100,000 enterprise customers, and 2 million developers rely on Progress to power their applications.

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

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017, as amended ("Annual Report on Form 10-K for the fiscal year ended November 30, 2017").

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

Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company currently plans to adopt this ASU in accordance with the full retrospective approach, effective December 1, 2018. Fiscal year 2019 quarterly results, and comparative prior periods, will be prepared in accordance with ASC Topic 606. The first Annual Report on Form 10-K issued in accordance with ASC Topic 606 will be for the period ended November 30, 2019.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at May 31, 2018 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$96,523	$—	$—	$96,523
Money market funds	598	—	—	598
State and municipal bond obligations	32,323	—	(184)	32,139
U.S. treasury bonds	6,704	—	(28)	6,676
Corporate bonds	8,334	—	(70)	8,264
Total	$144,482	$—	$(282)	$144,200

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2017 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$130,547	$—	$—	$130,547
Money market funds	2,917	—	—	2,917
State and municipal bond obligations	40,458	—	(231)	40,227
U.S. treasury bonds	3,517	—	(26)	3,491
Corporate bonds	6,463	—	(36)	6,427
Total	$183,902	$—	$(293)	$183,609

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	May 31, 2018		November 30, 2017
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$96,523	$—	$130,547	$—
Money market funds	598	—	2,917	—
State and municipal bond obligations	—	32,139	—	40,227
U.S. treasury bonds	—	6,676	—	3,491
Corporate bonds	—	8,264	—	6,427
Total	$97,121	$47,079	$133,464	$50,145

The fair value of debt securities by contractual maturity is as follows (in thousands):

	May 31, 2018	November 30, 2017
Due in one year or less	$27,247	$22,333
Due after one year (1)	19,832	27,812
Total	$47,079	$50,145

(1)
Includes state and municipal bond obligations, U.S. treasury bonds, and corporate bonds, which are securities representing investments available for current operations and are classified as current in the condensed consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of May 31, 2018 or November 30, 2017.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire from 30 days to one year. At May 31, 2018, $1.5 million was recorded in other accrued liabilities on the condensed consolidated balance sheet. At November 30, 2017, $0.2 million and $0.2 million was recorded in other accrued liabilities and other assets, respectively, on the consolidated balance sheet. In the three and six months ended May 31, 2018, realized and unrealized losses of $6.7 million and $3.1 million, respectively, from our forward contracts were recognized in foreign currency (loss) gain, net, on the condensed consolidated statements of operations. In the three and six months ended May 31, 2017, realized and unrealized gains of $3.6 million and $4.4 million, respectively, from our forward contracts were recognized in foreign currency (loss) gain, net on the condensed consolidated statements of operations. The losses and gains were substantially offset by realized and unrealized gains and losses on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	May 31, 2018		November 30, 2017
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$127,560	$(1,473)	$119,192	$(27)
Forward contracts to purchase U.S. dollars	703	2	462	—
Total	$128,263	$(1,471)	$119,654	$(27)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at May 31, 2018 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$598	$598	$—	$—
State and municipal bond obligations	32,139	—	32,139	—
U.S. treasury bonds	6,676	—	6,676	—
Corporate bonds	8,264	—	8,264	—
Liabilities
Foreign exchange derivatives	$(1,471)	$—	$(1,471)	$—

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

We did not have any nonrecurring fair value measurements during the six months ended May 31, 2018.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	May 31, 2018			November 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$154,301	$(99,942)	$54,359	$154,301	$(88,224)	$66,077
Customer-related	67,802	(51,426)	16,376	67,802	(46,230)	21,572
Trademarks and trade names	17,740	(11,935)	5,805	17,740	(10,495)	7,245
Total	$239,843	$(163,303)	$76,540	$239,843	$(144,949)	$94,894

In the three and six months ended May 31, 2018, amortization expense related to intangible assets was $9.2 million and $18.4 million, respectively. In the three and six months ended May 31, 2017, amortization expense related to intangible assets was $7.9 million and $14.8 million, respectively.

Future amortization expense for intangible assets as of May 31, 2018, is as follows (in thousands):

Remainder of 2018	$17,701
2019	34,932
2020	10,152
2021	10,033
2022	3,722
Total	$76,540

Goodwill

Changes in the carrying amount of goodwill in the six months ended May 31, 2018 are as follows (in thousands):

Balance, November 30, 2017	$315,041
Translation adjustments	(29)
Balance, May 31, 2018	$315,012

Changes in the goodwill balances by reportable segment in the six months ended May 31, 2018 are as follows (in thousands):

	November 30, 2017	Translation adjustments	May 31, 2018
OpenEdge	$249,036	$(29)	$249,007
Data Connectivity and Integration	19,040	—	19,040
Application Development and Deployment	46,965	—	46,965
Total goodwill	$315,041	$(29)	$315,012

During the quarter ending May 31, 2018, no triggering events occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration paid, but are required to be expensed as incurred. We incurred minimal acquisition-related costs during the three and six months ended May 31, 2018, which are included in acquisition-related expenses on our condensed consolidated statements of operations.

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

As discussed above, approximately $1.7 million of the total consideration was paid to DataRPM’s founders in restricted stock units, subject to a vesting schedule and continued employment. We concluded that the restricted stock units are compensation arrangements and we are recognizing stock-based compensation expense in accordance with the vesting schedule over the service period of the awards, which is two-years. During the three months ended May 31, 2018, we incurred minimal stock-based compensation expense related to these restricted stock units. During the six months ended May 31, 2018, as a result of the termination of employment of one of the founders, we recorded a minimal credit to stock-based compensation expense related to forfeitures. These amounts are included in operating expenses on our condensed consolidated statements of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration transferred, but are required to be expensed as incurred. We did not incur any acquisition-related costs during the three and six months ended May 31, 2018 and do not expect to incur additional material costs with respect to this acquisition.

We have not disclosed the amount of revenues and earnings of DataRPM since acquisition, nor pro forma financial information, as those amounts are not significant to our consolidated financial statements.

Note 7: Term Loan and Line of Credit

Our credit agreement provides for a $123.8 million secured term loan and a $150.0 million secured revolving credit facility. The revolving credit facility may be made available in U.S. Dollars and certain other currencies and may be increased by up to an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

The credit facility matures on November 20, 2022, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of May 31, 2018 was $120.7 million, with $6.2 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2018. The principal repayment amounts are in accordance with the following schedule: (i) eight payments of $1.5 million each, (ii) four payments of $2.3 million each, (iii) four payments of $3.1 million each, (iv) three payments of $3.9 million each, and (v) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of May 31, 2018, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate of the credit facility as of May 31, 2018 was 3.44%.

Costs incurred to obtain our long-term debt of $1.8 million are recorded as debt issuance costs as a direct deduction from the carrying value of the debt liability on our condensed consolidated balance sheets as of May 31, 2018. These costs are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to the debt issuance costs of $0.1 million for the three months ended May 31, 2018 and May 31, 2017 and $0.2 million for the six months ended May 31, 2018 and May 31, 2017, respectively, is recorded in interest expense on our condensed consolidated statements of operations.

Revolving loans may be borrowed, repaid, and reborrowed until November 20, 2022, at which time all amounts outstanding must be repaid. As of May 31, 2018, there were no amounts outstanding under the revolving line and $1.3 million of letters of credit.

As of May 31, 2018, aggregate principal payments of long-term debt for the next five years are (in thousands):

Remainder of 2018	$3,093
2019	6,188
2020	9,281
2021	12,375
2022	89,719
Total	$120,656

Note 8: Common Stock Repurchases

In the three and six months ended May 31, 2018, we repurchased and retired 1.1 million shares of our common stock for $45.0 million and 2.1 million shares for $90.0 million, respectively. In the three and six months ended May 31, 2017, we repurchased and retired 0.2 million shares for $6.9 million and 0.9 million shares for $25.0 million, respectively. The shares were repurchased in all periods as part of our Board of Directors authorized share repurchase program.

In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of May 31, 2018, there was $130.0 million remaining under this current authorization.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Cost of maintenance and services	$269	$294	$515	$551
Sales and marketing	995	200	1,365	563
Product development	1,984	1,158	4,030	1,054
General and administrative	2,332	1,981	4,240	3,095
Total stock-based compensation	$5,580	$3,633	$10,150	$5,263

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the six months ended May 31, 2018 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2017	$(18,770)	$(229)	$(18,999)
Other comprehensive loss before reclassifications, net of tax	(5,187)	(28)	(5,215)
Balance, May 31, 2018	$(23,957)	$(257)	$(24,214)

The tax effect on accumulated unrealized losses on investments was minimal as of May 31, 2018 and November 30, 2017.

Note 11: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2017	$570	$3,556	$4,126
Costs incurred	997	1,250	2,247
Cash disbursements	(900)	(4,281)	(5,181)
Translation adjustments and other	46	11	57
Balance, May 31, 2018	$713	$536	$1,249

During fiscal year 2017, we undertook certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by over 20%. These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. We also consolidated offices in various locations during fiscal year 2017 and the first half of fiscal year 2018. We expect to incur additional expenses related to facility closures during fiscal year 2018, but we do not expect these additional costs to be material.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions, and other costs, which include asset impairment charges.

As part of this fiscal year 2017 restructuring, for the three and six months ended May 31, 2018, we incurred expenses of $0.4 million and $2.2 million, respectively, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the fourth quarter of fiscal year 2018. The short-term portion of the restructuring reserve of $1.0 million is included in other accrued liabilities and the long-term portion of $0.2 million is included in other noncurrent liabilities on the condensed consolidated balance sheets at May 31, 2018.

Note 12: Income Taxes

Our income tax provision for the second quarter of fiscal years 2018 and 2017 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective income tax rate was 25% in the second quarter of fiscal year 2018 compared to 45% in the second quarter of fiscal year 2017, and 23% in the first six months of fiscal year 2018 compared to 47% in the same period last year. The primary reason for the decrease in the effective rate is due to the enactment of tax reform in the United States in December 2017.

During the first quarter of fiscal year 2018, the Tax Cuts and Jobs Act was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and, effective fiscal year 2019, creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued SAB 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of May 31, 2018, we have not completed our accounting for the tax effects of enactment of the Act, however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

As a result of the Act, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to changes in deferred tax amounts. During the first quarter of fiscal year 2018, we recognized a provisional tax benefit of $1.4 million related to the re-measurement of our U.S. deferred tax balances.

The one-time transition tax associated with the Act is based on our total post-1986 earnings and profits ("E&P") that we previously deferred from U.S. federal taxation. During the first quarter of fiscal year 2018, we made a provisional determination that we have an accumulated deficit in our foreign subsidiaries' E&P and thus do not have a transition tax associated with deferred foreign earnings related to the Act. We have not yet completed our calculation of the total post-1986 E&P for our foreign subsidiaries or the tax pools of our foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

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

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net income	$15,403	$10,341	$28,315	$9,816
Weighted average shares outstanding	45,531	48,221	46,030	48,477
Dilutive impact from common stock equivalents	556	269	751	285
Diluted weighted average shares outstanding	46,087	48,490	46,781	48,762
Basic earnings per share	$0.34	$0.21	$0.62	$0.20
Diluted earnings per share	$0.33	$0.21	$0.61	$0.20

We excluded stock awards representing approximately 698,000 shares and 521,000 shares of common stock from the calculation of diluted earnings per share in the three and six months ended May 31, 2018, respectively, because these awards were anti-dilutive. In the three and six months ended May 31, 2017, we excluded stock awards representing 941,000 shares and 519,000 shares of common stock, respectively, from the calculation of diluted earnings per share as they were anti-dilutive.

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

The following table provides revenue and contribution margin from our reportable segments and reconciles to our consolidated income before income taxes:

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Segment revenue:
OpenEdge	$69,967	$65,890	$136,375	$130,398
Data Connectivity and Integration	5,788	7,096	13,392	13,924
Application Development and Deployment	20,347	20,227	40,382	39,861
Total revenue	96,102	93,213	190,149	184,183
Segment costs of revenue and operating expenses:
OpenEdge	15,013	16,287	30,775	34,164
Data Connectivity and Integration	1,674	2,069	3,303	4,331
Application Development and Deployment	6,199	5,991	12,997	13,527
Total costs of revenue and operating expenses	22,886	24,347	47,075	52,022
Segment contribution margin:
OpenEdge	54,954	49,603	105,600	96,234
Data Connectivity and Integration	4,114	5,027	10,089	9,593
Application Development and Deployment	14,148	14,236	27,385	26,334
Total contribution margin	73,216	68,866	143,074	132,161
Other unallocated expenses (1)	51,428	48,582	103,518	110,655
Income from operations	21,788	20,284	39,556	21,506
Other (expense) income, net	(1,284)	(1,552)	(2,869)	(2,899)
Income before income taxes	$20,504	$18,732	$36,687	$18,607

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

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from customers by revenue type is as follows (in thousands):

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Software licenses	$26,439	$25,592	$51,782	$49,914
Maintenance	62,323	59,898	123,802	119,036
Services	7,340	7,723	14,565	15,233
Total revenue	$96,102	$93,213	$190,149	$184,183

In the following table, revenue attributed to North America includes sales to customers in the U.S. and sales to certain multinational organizations. Revenue from EMEA, Latin America and the Asia Pacific region includes sales to customers in each region plus sales from the U.S. to distributors in these regions. Information relating to revenue from external customers from different geographical areas is as follows (in thousands):

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
North America	$50,823	$51,430	$102,464	$101,735
EMEA	35,333	30,646	68,347	60,490
Latin America	4,256	5,637	8,717	10,660
Asia Pacific	5,690	5,500	10,621	11,298
Total revenue	$96,102	$93,213	$190,149	$184,183

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

As exchange rates are an important factor in understanding period to period comparisons, we present revenue growth rates on a constant currency basis, which helps improve the understanding of our revenue results and our performance in comparison to prior periods. The constant currency information presented is calculated by translating current period results using prior period weighted average foreign currency exchange rates. These results should be considered in addition to, not as a substitute for, results reported in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") offers the leading platform for developing and deploying strategic business applications. We enable customers and partners to deliver modern, high-impact digital experiences with a fraction of the effort, time and cost. Progress offers powerful tools for easily building adaptive user experiences across any type of device or touchpoint, award-winning machine learning that enables cognitive capabilities to be a part of any application, the flexibility of a serverless cloud to deploy modern apps, business rules, web content management, plus leading data connectivity technology. Over 1,700 independent software vendors, 100,000 enterprise customers, and 2 million developers rely on Progress to power their applications. We operate as three distinct segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment.

Beginning in late October 2016, with the appointment of Yogesh Gupta as our new Chief Executive Officer, our Board of Directors and executive management team undertook a comprehensive review of our strategy and operations.

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

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. For example, in late fiscal 2017 and the first half of fiscal 2018, the value of the U.S. dollar weakened in comparison to certain foreign currencies, including in Europe. Since approximately one-third of our revenue is denominated in foreign currency, our revenue results during those periods were positively impacted. We expect that future fluctuations in foreign currency exchange rates will continue to impact our results.

In September 2017, we announced a new capital allocation strategy pursuant to which we are targeting to return approximately 50% of our annual cash flows from operations to stockholders in the form of share repurchases and 25-30% through dividends. To that end, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of May 31, 2018, there is $130.0 million remaining under this current authorization. We expect to repurchase an additional $30 million of shares of our common stock in the remainder of fiscal year 2018. However, the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and we may choose to suspend, expand or discontinue the repurchase program at any time.

On September 6, 2017, our Board of Directors approved a 12% increase in our quarterly cash dividend to $0.14 per share of common stock. We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy. However, we may terminate or modify this program at any time without notice. On June 20, 2018, our Board of Directors declared a quarterly dividend of $0.14 per share of common stock that will be paid on September 17, 2018 to shareholders of record as of the close of business on September 3, 2018.

We expect to continue to evaluate possible acquisitions and other strategic transactions designed to expand our business and/or add complementary products and technologies to our existing product sets. As a result, our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions. However, we believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including quarterly cash dividends and stock repurchases to Progress stockholders, through at least the next twelve months.

During the first quarter of fiscal year 2018, the Tax Cuts and Jobs Act was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In December 2017, the Securities and Exchange Commission (the "SEC") issued SAB 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of May 31, 2018, we have not completed our accounting for the tax effects of enactment of the Act, however, as described elsewhere in this Form 10-Q, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

In September 2017, Praesidium Investment Management publicly announced in a Schedule 13D filed with the SEC its disagreement with our strategy and stated that it was seeking changes in the composition of our Board of Directors. In March 2018, Praesidium Investment Management publicly announced in an amended Schedule 13D filed with the SEC that it had sold all but 1,000 shares of Company common stock that it previously held. We incurred professional and other fees relating to Praesidium’s actions as noted below. We do not expect to incur additional professional and other fees related to this matter.

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2018	May 31, 2017	As Reported	Constant Currency
Revenue	$96,102	$93,213	3%	1%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2018	May 31, 2017	As Reported	Constant Currency
Revenue	$190,149	$184,183	3%	1%

Total revenue increased in the second quarter and first six months of fiscal year 2018 as compared to the same periods last year primarily due to a favorable impact from currency exchange rates. Changes in prices from fiscal year 2017 to 2018 did not have a significant impact on our revenue.

Software License Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2018	May 31, 2017	As Reported	Constant Currency
Software Licenses	$26,439	$25,592	3%	1%
As a percentage of total revenue	28%	27%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2018	May 31, 2017	As Reported	Constant Currency
Software Licenses	$51,782	$49,914	4%	1%
As a percentage of total revenue	27%	27%

Software license revenue increased in the second quarter and first six months of fiscal year 2018 as compared to the same periods last year primarily due to a favorable impact from currency exchange rates and an increase in license sales in our OpenEdge segment. The increase was partially offset by a decline in software license revenue in our Data Connectivity and Integration and Application Development and Deployment segments during the second quarter of fiscal year 2018 and a decline in our Application Development and Deployment segment during the first six months of fiscal year 2018 as compared to the same periods in the prior year.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2018	May 31, 2017	As Reported	Constant Currency
Maintenance	$62,323	$59,898	4%	1%
As a percentage of total revenue	65%	64%
Services	7,340	7,723	(5)%	(6)%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$69,663	$67,621	3%	1%
As a percentage of total revenue	72%	73%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2018	May 31, 2017	As Reported	Constant Currency
Maintenance	$123,802	$119,036	4%	1%
As a percentage of total revenue	65%	65%
Services	14,565	15,233	(4)%	(6)%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$138,367	$134,269	3%	—%
As a percentage of total revenue	73%	73%

Maintenance revenue increased in all periods presented primarily due to a favorable impact from currency exchange rates and an increase in maintenance revenue in our OpenEdge and Application Development and Deployment segments, offset by a decline in our Data Connectivity and Integration segment. The decrease in services revenue in all periods presented was due to lower professional services revenue generated by our OpenEdge segment, partially offset by an increase in Sitefinity professional services revenue in our Application Development and Deployment segment.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2018	May 31, 2017	As Reported	Constant Currency
North America	$50,823	$51,430	(1)%	(1)%
As a percentage of total revenue	53%	55%
Europe, the Middle East and Africa ("EMEA")	$35,333	$30,646	15%	7%
As a percentage of total revenue	37%	33%
Latin America	$4,256	$5,637	(24)%	(20)%
As a percentage of total revenue	4%	6%
Asia Pacific	$5,690	$5,500	3%	3%
As a percentage of total revenue	6%	6%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2018	May 31, 2017	As Reported	Constant Currency
North America	$102,464	$101,735	1%	1%
As a percentage of total revenue	54%	55%
EMEA	$68,347	$60,490	13%	4%
As a percentage of total revenue	36%	33%
Latin America	$8,717	$10,660	(18)%	(16)%
As a percentage of total revenue	4%	6%
Asia Pacific	$10,621	$11,298	(6)%	(8)%
As a percentage of total revenue	6%	6%

Total revenue generated in North America decreased $0.6 million, and total revenue generated outside North America increased $3.5 million, in the second quarter of fiscal year 2018 as compared to the same quarter last year. Total revenue generated in North America increased $0.7 million, and total revenue generated outside North America increased $5.2 million, in the first six months of fiscal year 2018 as compared to the same period last year. The decrease in North America in the second quarter of fiscal year 2018 was primarily due to lower license revenue generated by our Data Connectivity and Integration segment, partially offset by increased license and maintenance revenue in our OpenEdge segment. The increase in North America in the first six months of fiscal year 2018 was primarily due to an increase in license and maintenance revenue in our OpenEdge segment. The increase in revenue generated in EMEA in all periods was primarily due to an increase in OpenEdge license and maintenance revenue, which was further impacted by favorable exchange rates as described above. The decrease in revenue generated in Latin America in all periods was primarily due to license and maintenance revenue decreases in our OpenEdge segment. The revenue generated in Asia Pacific in the second quarter increased as compared to the same quarter last year as a result of higher license revenue in our OpenEdge segement. The decrease in revenue generated in Asia Pacific in the first six months of fiscal year 2018 as compared to the same period last year was primarily due to lower license and maintenance revenue in our OpenEdge segment.

Total revenue generated in markets outside North America represented 46% of total revenue in the first six months of fiscal year 2018 and 45% of total revenue in the same period last year. If exchange rates had remained constant in the first six months of fiscal year 2018 as compared to the exchange rates in effect in the same period of fiscal year 2017, total revenue generated in markets outside North America would have been 45% of total revenue.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2018	May 31, 2017	As Reported	Constant Currency
OpenEdge segment	$69,967	$65,890	6%	3%
Data Connectivity and Integration segment	5,788	7,096	(18)%	(19)%
Application Development and Deployment segment	20,347	20,227	1%	1%
Total revenue	$96,102	$93,213	3%	1%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2018	May 31, 2017	As Reported	Constant Currency
OpenEdge segment	$136,375	$130,398	5%	1%
Data Connectivity and Integration segment	13,392	13,924	(4)%	(4)%
Application Development and Deployment segment	40,382	39,861	1%	1%
Total revenue	$190,149	$184,183	3%	1%

Revenue in the OpenEdge segment increased in all periods primarily due to the favorable impact from exchange rate fluctuations and an increase in license and maintenance revenue, partially offset by a decrease in professional services revenue. Data Connectivity and Integration revenue decreased in all periods primarily due to the timing of certain renewals by original equipment manufactures ("OEMs"). Application Development and Deployment revenue increased in all periods primarily as a result of higher maintenance and services revenue from Sitefinity.

Cost of Software Licenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
Cost of software licenses	$1,233	$1,422	(13)%	$2,494	$3,010	(17)%
As a percentage of software license revenue	5%	6%		5%	6%
As a percentage of total revenue	1%	2%		1%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
Cost of maintenance and services	$9,511	$11,262	(16)%	$19,335	$21,754	(11)%
As a percentage of maintenance and services revenue	14%	17%		14%	16%
As a percentage of total revenue	10%	12%		10%	12%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The decrease in both periods was primarily due to lowered compensation-related costs resulting from a decrease in headcount.

Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
Amortization of acquired intangibles	$5,899	$4,683	26%	$11,717	$8,361	40%
As a percentage of total revenue	6%	5%		6%	5%

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

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
Gross profit	$79,459	$75,846	5%	$156,603	$151,058	4%
As a percentage of total revenue	83%	81%		82%	82%

Our gross profit increased in the second quarter and first six months of fiscal year 2018 primarily due to the increases of license and maintenance revenue and the decrease in cost of maintenance and services as described above, offset slightly by the increase of amortization of acquired intangibles.

Sales and Marketing

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
Sales and marketing	$21,658	$21,236	2%	$43,086	$46,957	(8)%
As a percentage of total revenue	23%	23%		23%	25%

Sales and marketing expenses increased in the second quarter of fiscal year 2018 as compared to the same period last year primarily due to higher marketing programs costs related to our annual customer and partner conference, which took place during the quarter. The increase was partially offset by lower compensation-related expenses. The decrease in the first six months of fiscal year 2018 as compared to the same period last year was primarily due to lower compensation-related and travel costs as a result of the headcount reduction actions which occurred in the first quarter of fiscal year 2017.

Product Development

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
Product development costs	$19,822	$18,791	5%	$40,067	$36,125	11%
As a percentage of total revenue	21%	20%		21%	20%

Product development expenses increased in the second quarter and first six months of fiscal year 2018 as compared to the same period last year primarily due to higher stock-based compensation expenses. During the first quarter of fiscal year 2017, there were significant forfeitures due to our restructuring action, which significantly reduced stock-based compensation expense in the second quarter and first six months of fiscal year 2017 as compared to the same periods in the current fiscal year.

General and Administrative

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
General and administrative	$12,190	$11,606	5%	$23,452	$22,174	6%
As a percentage of total revenue	13%	12%		12%	12%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased in the second quarter of fiscal year 2018 as compared to the same period last year primarily due to higher outside services expense and stock-based compensation expense. The increase in the first six months of fiscal year 2018 as compared to the same period last year is primarily due to higher stock-based compensation expense, partially offset by lower compensation-related expenses. During the first quarter of fiscal year 2017, there were significant forfeitures due to our restructuring action, which significantly reduced stock-based compensation expense in the second quarter and first six months of fiscal year 2017 as compared to the same periods in the current fiscal year.

Amortization of Acquired Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
Amortization of acquired intangibles	$3,318	$3,223	3%	$6,637	$6,402	4%
As a percentage of total revenue	3%	3%		3%	3%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased in all periods as compared to the same period last year due to the addition of intangible assets obtained in connection with the acquisitions of DataRPM and Kinvey, which occurred in the second and third quarters of fiscal year 2017, respectively.

Fees Related to Shareholder Activist

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
Fees related to shareholder activist	$214	$—	*	$1,472	$—	*
As a percentage of total revenue	—%	—%		1%	—%
* Not meaningful

In September 2017, Praesidium Investment Management publicly announced in a Schedule 13D filed with the SEC its disagreement with our strategy and stated that it was seeking changes in the composition of our Board of Directors. We incurred professional and other fees relating to Praesidium’s actions as noted above. In March 2018, Praesidium Investment Management publicly announced in an amended Schedule 13D filed with the SEC that it had sold all but 1,000 shares of Company common stock that it previously held; accordingly, we do not expect to incur additional professional and other fees related to this matter.

Restructuring Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
Restructuring expenses	$426	$662	(36)%	$2,247	$17,801	(87)%
As a percentage of total revenue	—%	1%		1%	10%

Restructuring expenses recorded in the second quarter and first six months of fiscal year 2018 relate to the restructuring activities that occurred in fiscal year 2017. See Note 11 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
Acquisition-related expenses	$43	$44	(2)%	$86	$93	(8)%
As a percentage of total revenue	—%	—%		—%	—%

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

Income from Operations

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
Income from operations	$21,788	$20,284	7%	$39,556	$21,506	84%
As a percentage of total revenue	23%	22%		21%	12%

Income from operations increased in the second quarter and first six months of fiscal year 2018 as compared to the same period last year primarily due to the restructuring expenses recorded in fiscal year 2017 as a result of the headcount reduction action that occurred in the first quarter of fiscal year 2017.

Income from Operations by Segment

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
OpenEdge segment	$54,954	$49,603	11%	$105,600	$96,234	10%
Data Connectivity and Integration segment	4,114	5,027	(18)%	10,089	9,593	5%
Application Development and Deployment segment	14,148	14,236	(1)%	27,385	26,334	4%
Other unallocated expenses (1)	(51,428)	(48,582)	6%	(103,518)	(110,655)	(6)%
Income from operations	$21,788	$20,284	7%	$39,556	$21,506	84%

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

Other (Expense) Income, Net

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
Interest expense	$(1,272)	$(1,152)	(10)%	$(2,437)	$(2,234)	(9)%
Interest income and other, net	231	257	(10)%	639	478	34%
Foreign currency (loss) gain, net	(243)	(657)	63%	(1,071)	(1,143)	6%
Total other (expense) income, net	$(1,284)	$(1,552)	17%	$(2,869)	$(2,899)	1%
As a percentage of total revenue	(1)%	(2)%		(2)%	(2)%

Other (expense) income, net increased in the second quarter and first six months of fiscal year 2018 as compared to the same periods last year primarily due to a decrease in foreign currency loss, partially offset by higher interest expense. The change in foreign currency gains/losses is a result of movements in exchange rates and the impact in the second and first six months of fiscal year 2018 on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
Provision for income taxes	$5,101	$8,391	(39)%	$8,372	$8,791	(5)%
As a percentage of total revenue	5%	9%		4%	5%

Our effective tax rate was 25% in the second quarter of fiscal year 2018 compared to 45% in the second quarter of fiscal year 2017, and 23% in the first six months of fiscal year 2018 compared to 47% in the same period last year. The primary reason for the decrease in the effective rate was due to the enactment of tax reform in the United States and our federal tax rate in fiscal year 2018 is estimated to be 22.2% as compared to 35% in fiscal year 2017. In addition, we recognized a $1.4 million discrete income tax benefit in the first quarter of fiscal year 2018 from the re-measurement of our U.S. deferred tax balances.

Net Income

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017	Percentage Change	May 31, 2018	May 31, 2017	Percentage Change
Net income	$15,403	$10,341	49%	$28,315	$9,816	188%
As a percentage of total revenue	16%	11%		15%	5%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	May 31, 2018	November 30, 2017
Cash and cash equivalents	$97,121	$133,464
Short-term investments	47,079	50,145
Total cash, cash equivalents and short-term investments	$144,200	$183,609

The decrease in cash, cash equivalents and short-term investments of $39.4 million from the end of fiscal year 2017 was due to repurchases of common stock of $90.0 million, dividend payments of $13.1 million, the effect of exchange rates on cash of $5.9 million, payments of capital expenditures of $3.2 million, and payments of debt obligations in the amount of $3.1 million. These cash outflows were partially offset by cash inflows from operations of $73.7 million and $4.7 million in cash received from the issuance of common stock. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of May 31, 2018, $32.3 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for U.S. operations, we would be required to accrue withholding tax liabilities to repatriate these funds. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Our intent is to permanently reinvest these funds outside the U.S. and our current operating plans do not require us to repatriate these funds for our U.S. operations.

Share Repurchase Program

In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. In fiscal year 2017, we repurchased and retired 2.2 million shares of our common stock for $73.9 million. We repurchased and retired 1.1 million shares of our common stock for $45.0 million in the three months ended May 31, 2018 and 2.1 million shares for $90.0 million in the six months ended May 31, 2018. As of May 31, 2018, there was $130.0 million remaining under this current authorization. We expect to continue repurchasing shares of our common stock under this authorization consistent with our capital allocation strategy. However, we may terminate this program at any time.

Dividends

On September 6, 2017, our Board of Directors approved a 12% increase in our quarterly cash dividend to $0.14 per share of common stock. We began paying quarterly cash dividends of $0.125 per share of common stock to Progress shareholders in December 2016. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy. However, we may terminate or modify this program at any time. On June 20, 2018, our Board of Directors declared a quarterly dividend of $0.14 per share of common stock that will be paid on September 17, 2018 to shareholders of record as of the close of business on September 3, 2018.

Restructuring Activities

During fiscal year 2017, we undertook certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by over 20%. These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. We also consolidated offices in various locations during fiscal year 2017 and the first half of fiscal year 2018. We expect to incur additional expenses related to facility closures during fiscal year 2018, but we do not expect these additional costs to be material.

As part of this fiscal year 2017 restructuring, for the three and six months ended May 31, 2018, we incurred expenses of $0.4 million and $2.2 million, respectively, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

Credit Facility

On November 20, 2017, we entered into an amended and restated credit agreement, which provides for a $123.8 million secured term loan and a $150.0 million secured revolving credit facility. The revolving credit facility may be made available in U.S. Dollars and certain other currencies and may be increased by up to an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments.

Interest rates for the term loan and revolving credit facility are based upon our leverage ratio and determined based on an index selected at our option. The rates would range from 1.50% to 2.00% above the Eurodollar rate for Eurodollar-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates ("LIBOR") for those currencies. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required and ranges from 0.25% to 0.35% per annum based on our leverage ratio. The interest rate of the credit facility as of May 31, 2018 was 3.44%.

The credit facility matures on November 20, 2022, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of May 31, 2018 was $120.7 million, with $6.2 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2018. The principal repayment amounts are in accordance with the following schedule: (i) eight payments of $1.5 million each, (ii) four payments of $2.3 million each, (iii) four payments of $3.1 million each, (iv) three payments of $3.9 million each, and (v) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of May 31, 2018, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Revolving loans may be borrowed, repaid and reborrowed until November 20, 2022, at which time all amounts outstanding must be repaid. As of May 31, 2018, there were no amounts outstanding under the revolving line and $1.3 million of letters of credit.

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these financial covenants as of May 31, 2018.

Cash Flows from Operating Activities

	Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017
Net income	$28,315	$9,816
Non-cash reconciling items included in net income	31,532	29,682
Changes in operating assets and liabilities	13,877	20,231
Net cash flows from operating activities	$73,724	$59,729

The increase in cash generated from operations in the first six months of fiscal year 2018 as compared to the first six months of fiscal year 2017 was primarily due to higher operating income, partially offset by the changes in operating assets and liabilities as compared to last year. Operating expenses were lower during the first six months of fiscal year 2018 as a result of the Company's focus on expense management as it relates to both hiring and discretionary spending. Further, cash flows in the first six months of fiscal year 2017 were particularly strong due to a slightly shorter collection cycle as compared to the first six months of fiscal year 2018. Our gross accounts receivable as of May 31, 2018 decreased by $18.6 million from the end of fiscal year 2017, which is primarily due to higher collections than billings during the period. Days sales outstanding (DSO) in accounts receivable was 40 days compared to 42 days in the fiscal second quarter of 2017 due to the timing of billings in the quarter. In addition, our total deferred revenue as of May 31, 2018 increased by $5.5 million from the end of fiscal year 2017.

Cash Flows used in Investing Activities

	Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017
Net investment activity	$2,465	$(4,936)
Purchases of property and equipment	(3,196)	(523)
Payments for acquisitions, net of cash acquired	—	(28,270)
Net cash flows used in investing activities	$(731)	$(33,729)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In addition, we purchased $3.2 million of property and equipment in the first six months of fiscal year 2018, as compared to $0.5 million in the first six months of fiscal year 2017. Most significantly, however, we acquired DataRPM during the second quarter of fiscal year 2017 for a net cash amount of $28.3 million and did not complete any acquisitions during the first six months of fiscal year 2018.

Cash Flows used in Financing Activities

	Six Months Ended
(In thousands)	May 31, 2018	May 31, 2017
Proceeds from stock-based compensation plans	$4,671	$5,031
Repurchases of common stock	(90,000)	(24,954)
Payment of long-term debt	(3,094)	(7,500)
Dividend payments to shareholders	(13,101)	(12,116)
Other financing activities	(1,931)	(2,014)
Net cash flows used in financing activities	$(103,455)	$(41,553)

During the first six months of fiscal year 2018, we received $4.7 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $5.0 million in the first six months of fiscal year 2017. Significantly, in the first six months of fiscal year 2018, we repurchased $90.0 million of our common stock under our share repurchase plan compared to $25.0 million in the same period of the prior year. In addition, we made principal payments of our long-term debt of $3.1 million in the first six months of fiscal year 2018 compared to $7.5 million in the same period of the prior year. We also made dividend payments of $13.1 million to our shareholders during the first six months of fiscal 2018, as compared to $12.1 million in the first six months of fiscal 2017.

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

Revenue Backlog

(In thousands)	May 31, 2018	May 31, 2017
Deferred revenue, primarily related to unexpired maintenance and support contracts	$147,788	$142,074
Multi-year licensing arrangements (1)	16,609	21,344
Total revenue backlog	$164,397	$163,418

(1)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $14.9 million and $20.4 million of the multi-year licensing arrangements as of May 31, 2018 and May 31, 2017, respectively, relate to DataDirect OEM arrangements, while the remaining amount relates to arrangements in our OpenEdge business unit.

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

Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company currently plans to adopt this ASU in accordance with the full retrospective approach, effective December 1, 2018. Fiscal year 2019 quarterly results, and comparative prior periods, will be prepared in accordance with ASC Topic 606. The first Annual Report on Form 10-K issued in accordance with ASC Topic 606 will be for the period ended November 30, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of fiscal year 2018, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017 for a more complete discussion of the market risks we encounter.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the requisite time periods and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended May 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. Approximately 45% of our total revenue is generated from sales outside North America. Political and/or financial instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely impact our business. For example, the announcement of the Referendum of the United Kingdom’s Membership of the European Union ("EU") (referred to as "Brexit"), advising for the exit of the United Kingdom from the EU, resulted in significant volatility in global stock markets and currency exchange rate fluctuations. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results.

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

We have made significant investments in furtherance of our Cognitive Applications strategy and these investments may not generate the revenues we expect, which could adversely affect our business and financial results. In 2017, we made significant investments in furtherance of our Cognitive Applications strategy, including two acquisitions. Under our Cognitive Applications strategy, we provide the platform and tools enterprises need to build next generation applications that drive their businesses, known as “Cognitive First Applications.” This consists of frontend UI tools for creating interfaces across any device, a modern serverless cloud backend application platform, cognitive services that can be built into any application, a business rules engine, and data connectivity to any data source (Big Data, IoT, systems of record and more). While our platform is horizontal, we also are offering vertically focused solutions. Our initial vertical focus areas are predictive maintenance for the industrial IoT ("IIoT") and healthcare applications.

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

Our business practices with respect to the collection, use and management of personal information could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection. As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. For example, the EU and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This new framework, called the Privacy Shield, is intended to address shortcomings identified by the Court of Justice of the EU in the previous EU-U.S. Safe Harbor Framework, which the Court of Justice invalidated in October 2015. The Privacy Shield and other data transfer mechanisms are likely to be reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers to the U.S. or interruption of such transfers. In the event any court blocks transfers to or from a particular jurisdiction on the basis that no transfer mechanisms are legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, regulatory liabilities or reputational harm. In addition, U.S. and foreign governments have enacted or are considering enacting legislation or regulations, or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact our ability and the ability of our customers and data partners to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide.

Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the EU adopted a new law governing data practices and privacy called the General Data Protection Regulation ("GDPR"), which became effective in May 2018. The law establishes new requirements regarding the handling of personal data. Non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the second quarter of fiscal year 2018 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 2018	1,070,288	$42.03	1,070,288	$130,000
April 2018	—	—	—	130,000
May 2018	—	—	—	130,000
Total	1,070,288	$42.03	1,070,288	$130,000

(1)	In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of May 31, 2018, there was $130.0 million remaining under this authorization.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1***	2018 Fiscal Year Compensation Program for Non-Employee Directors

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Paul A. Jalbert

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and six months ended May 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2018 and November 30, 2017; (ii) Condensed Consolidated Statements of Income for the three and six months ended May 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
***	Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2018 filed on April 6, 2018

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	July 6, 2018	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 6, 2018	/s/ PAUL A. JALBERT
Paul A. Jalbert
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)