Form 10-Q
period 2018-08-31
PROGRESS SOFTWARE CORP /MA
filed 2018-10-05
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of September 27, 2018, there were 44,902,607 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE NINE MONTHS ENDED AUGUST 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	August 31, 2018	November 30, 2017
Assets
Current assets:
Cash and cash equivalents	$98,697	$133,464
Short-term investments	39,184	50,145
Total cash, cash equivalents and short-term investments	137,881	183,609
Accounts receivable (less allowances of $701 and $676, respectively)	45,817	61,210
Other current assets	13,696	18,588
Total current assets	197,394	263,407
Property and equipment, net	42,689	42,261
Intangible assets, net	67,712	94,894
Goodwill	314,951	315,041
Deferred tax assets	876	1,123
Other assets	1,810	1,992
Total assets	$625,432	$718,718
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, net	$5,819	$5,819
Accounts payable	8,299	9,000
Accrued compensation and related taxes	17,534	32,373
Dividends payable to shareholders	6,324	6,619
Income taxes payable	2,889	1,173
Other accrued liabilities	15,498	20,496
Short-term deferred revenue	131,854	132,538
Total current liabilities	188,217	208,018
Long-term debt, net	111,725	116,090
Long-term deferred revenue	12,975	9,750
Deferred tax liabilities	1,323	2,809
Other noncurrent liabilities	5,720	5,967
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 45,133,361 shares in 2018 and 47,281,035 shares in 2017	263,255	249,836
Retained earnings	68,329	145,247
Accumulated other comprehensive loss	(26,112)	(18,999)
Total shareholders’ equity	305,472	376,084
Total liabilities and shareholders’ equity	$625,432	$718,718
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Revenue:
Software licenses	$27,204	$28,529	$78,986	$78,443
Maintenance and services	68,479	68,781	206,846	203,050
Total revenue	95,683	97,310	285,832	281,493
Costs of revenue:
Cost of software licenses	1,077	1,337	3,571	4,347
Cost of maintenance and services	10,110	10,970	29,445	32,724
Amortization of acquired intangibles	5,509	5,768	17,226	14,129
Total costs of revenue	16,696	18,075	50,242	51,200
Gross profit	78,987	79,235	235,590	230,293
Operating expenses:
Sales and marketing	21,752	23,159	64,838	70,116
Product development	19,338	19,620	59,405	55,745
General and administrative	12,218	11,164	35,670	33,338
Amortization of acquired intangibles	3,319	3,319	9,956	9,721
Fees related to shareholder activist	—	—	1,472	—
Restructuring expense	135	923	2,382	18,724
Acquisition-related expenses	42	751	128	844
Total operating expenses	56,804	58,936	173,851	188,488
Income from operations	22,183	20,299	61,739	41,805
Other (expense) income, net:
Interest expense	(1,337)	(1,221)	(3,774)	(3,455)
Interest income and other, net	322	239	961	717
Foreign currency (loss) gain, net	(946)	(418)	(2,017)	(1,561)
Total other (expense) income, net	(1,961)	(1,400)	(4,830)	(4,299)
Income before income taxes	20,222	18,899	56,909	37,506
Provision for income taxes	3,476	7,727	11,848	16,518
Net income	$16,746	$11,172	$45,061	$20,988
Earnings per share:
Basic	$0.37	$0.23	$0.99	$0.43
Diluted	$0.37	$0.23	$0.97	$0.43
Weighted average shares outstanding:
Basic	45,130	48,071	45,730	48,342
Diluted	45,576	48,370	46,380	48,631

Cash dividends declared per common share	$0.140	$0.125	$0.420	$0.375
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Net income	$16,746	$11,172	$45,061	$20,988
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,950)	5,920	(7,137)	11,291
Unrealized gains on investments, net of tax provision of $18 and $57 for the third quarter and first nine months of 2018, respectively and $17 and $62 for the third quarter and first nine months of 2017, respectively	52	27	24	105
Total other comprehensive (loss) income, net of tax	(1,898)	5,947	(7,113)	11,396
Comprehensive income	$14,848	$17,119	$37,948	$32,384

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017
Cash flows from operating activities:
Net income	$45,061	$20,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,158	5,794
Amortization of intangibles and other	28,489	25,530
Stock-based compensation	14,716	9,559
Loss on disposal of property	201	186
Deferred income taxes	(1,487)	3,518
Excess tax benefit from stock plans	—	(403)
Allowances for accounts receivable	140	53
Changes in operating assets and liabilities:
Accounts receivable	15,017	15,769
Other assets	4,465	3,783
Accounts payable and accrued liabilities	(20,290)	(10,971)
Income taxes payable	1,575	759
Deferred revenue	3,980	(1,394)
Net cash flows from operating activities	97,025	73,171
Cash flows from (used in) investing activities:
Purchases of investments	(8,258)	(30,482)
Sales and maturities of investments	18,495	25,904
Purchases of property and equipment	(5,968)	(865)
Payments for acquisitions, net of cash acquired	—	(77,149)
Proceeds from sale of property, plant and equipment, net	—	1,557
Net cash flows from (used in) investing activities	4,269	(81,035)
Cash flows used in financing activities:
Proceeds from stock-based compensation plans	7,943	7,245
Payments for taxes related to net share settlements of equity awards	(1,942)	(2,369)
Repurchases of common stock	(110,000)	(43,936)
Excess tax benefit from stock plans	—	403
Dividend payments to shareholders	(19,472)	(18,151)
Payment of long-term debt	(4,641)	(11,250)
Net cash flows used in financing activities	(128,112)	(68,058)
Effect of exchange rate changes on cash	(7,949)	13,643
Net decrease in cash and cash equivalents	(34,767)	(62,279)
Cash and cash equivalents, beginning of period	133,464	207,036
Cash and cash equivalents, end of period	$98,697	$144,757

Condensed Consolidated Statements of Cash Flows, continued

	Nine Months Ended
	August 31, 2018	August 31, 2017
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $889 in 2018 and $3,584 in 2017	$7,515	$10,469
Cash paid for interest	$3,096	$2,703
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$9,546	$13,833
Dividends declared	$6,324	$5,975
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

Our products are generally sold as perpetual licenses, but certain products also use term licensing models and our cloud-based offerings use a subscription-based model. More than half of our worldwide license revenue is realized through relationships with indirect channel partners, principally application partners and original equipment manufacturers ("OEMs"). Application partners are ISVs that develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. OEMs are companies that embed our products into their own software products or devices.

We operate in North America and Latin America (the "Americas"); Europe, the Middle East and Africa ("EMEA"); and the Asia Pacific region, through local subsidiaries as well as independent distributors.

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017, as amended ("Annual Report").

We made no material changes in the application of our significant accounting policies that were disclosed in our Annual Report. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

Recent Accounting Pronouncements - In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 amends current guidance to align the accounting for costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs associated with developing or obtaining internal-use software. Capitalized implementation costs must be expensed over the term of the hosting arrangement and presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement. The guidance in ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently accounting for costs incurred in a cloud computing arrangement in accordance with the guidance provided in ASU 2018-15.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). ASU 2018-02 gives entities the option to reclassify the disproportionate income tax effects ("stranded tax effects") caused by the newly-enacted US Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The update also requires new disclosures, some of which are applicable for all entities. The guidance in ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently considering whether to adopt the optional reclassification of the stranded tax effects and evaluating the effect that implementation of this update will have upon adoption on our consolidated financial position and results of operations.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under current GAAP, the recognition of current and deferred income taxes for an intra-entity transfer are prohibited until the asset has been sold to an outside party. The amendments in ASU 2016-16 are effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of the adoption of this update on our consolidated financial position, results of operations, and disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provided in Topic 606 requires entities to use a five-step model to recognize revenue by allocating the consideration from contracts to performance obligations on a relative standalone selling price basis. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. This new guidance was initially effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 and early adoption was not permitted. However, in July 2015, the FASB voted to defer the effective date of this ASU by one year for reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. As a result, the effective date for the Company will be December 1, 2018.

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

Management is currently assessing the impact the adoption of this standard will have on the Company’s consolidated financial statements, but anticipates that the revenue recognition related to accounting for the following transactions will be most impacted:

•
Revenue from term licenses with extended payment terms over the term of the agreement within our Data Connectivity and Integration segment - These transactions are typically recognized when the amounts are billed to the customer under current revenue recognition guidance. In accordance with ASU 2014-09, revenue from term license performance obligations is expected to be recognized upon delivery and revenue from maintenance performance obligations is expected to be recognized over the contract term. To the extent the Company enters into future term licenses with extended payment terms after the adoption of ASU 2014-09, revenue from term licenses with extended payment terms will be recognized prior to the customer being billed and the Company will recognize an unbilled receivable on the balance sheet. Accordingly, the recognition of license revenue will be accelerated under ASU 2014-09 as the Company currently does not recognize revenue until the amounts have been billed to the customer.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at August 31, 2018 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$92,827	$—	$—	$92,827
Money market funds	5,870	—	—	5,870
State and municipal bond obligations	24,349	—	(125)	24,224
U.S. treasury bonds	6,715	—	(25)	6,690
Corporate bonds	8,332	—	(62)	8,270
Total	$138,093	$—	$(212)	$137,881

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2017 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$130,547	$—	$—	$130,547
Money market funds	2,917	—	—	2,917
State and municipal bond obligations	40,458	—	(231)	40,227
U.S. treasury bonds	3,517	—	(26)	3,491
Corporate bonds	6,463	—	(36)	6,427
Total	$183,902	$—	$(293)	$183,609

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	August 31, 2018		November 30, 2017
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$92,827	$—	$130,547	$—
Money market funds	5,870	—	2,917	—
State and municipal bond obligations	—	24,224	—	40,227
U.S. treasury bonds	—	6,690	—	3,491
Corporate bonds	—	8,270	—	6,427
Total	$98,697	$39,184	$133,464	$50,145

The fair value of debt securities by contractual maturity is as follows (in thousands):

	August 31, 2018	November 30, 2017
Due in one year or less	$26,209	$22,333
Due after one year (1)	12,975	27,812
Total	$39,184	$50,145

(1)
Includes state and municipal bond obligations, U.S. treasury bonds, and corporate bonds, which are securities representing investments available for current operations and are classified as current on the condensed consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of August 31, 2018 or November 30, 2017.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire from 30 days to one year. At August 31, 2018, $1.8 million was recorded in other accrued liabilities on the condensed consolidated balance sheet. At November 30, 2017, $0.2 million and $0.2 million was recorded in other accrued liabilities and other assets, respectively, on the consolidated balance sheet. In the three and nine months ended August 31, 2018, realized and unrealized losses of $1.0 million and $4.1 million, respectively, from our forward contracts were recognized in foreign currency (loss) gain, net, on the condensed consolidated statements of operations. In the three and nine months ended August 31, 2017, realized and unrealized gains of $5.2 million and $9.6 million, respectively, from our forward contracts were recognized in foreign currency (loss) gain, net on the condensed consolidated statements of operations. The losses and gains were substantially offset by realized and unrealized gains and losses on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	August 31, 2018		November 30, 2017
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$149,204	$(1,806)	$119,192	$(27)
Forward contracts to purchase U.S. dollars	—	—	462	—
Total	$149,204	$(1,806)	$119,654	$(27)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at August 31, 2018 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$5,870	$5,870	$—	$—
State and municipal bond obligations	24,224	—	24,224	—
U.S. treasury bonds	6,690	—	6,690	—
Corporate bonds	8,270	—	8,270	—
Liabilities
Foreign exchange derivatives	$(1,806)	$—	$(1,806)	$—

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

We did not have any nonrecurring fair value measurements during the nine months ended August 31, 2018.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	August 31, 2018			November 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$154,301	$(105,451)	$48,850	$154,301	$(88,224)	$66,077
Customer-related	67,802	(54,024)	13,778	67,802	(46,230)	21,572
Trademarks and trade names	17,740	(12,656)	5,084	17,740	(10,495)	7,245
Total	$239,843	$(172,131)	$67,712	$239,843	$(144,949)	$94,894

In the three and nine months ended August 31, 2018, amortization expense related to intangible assets was $8.8 million and $27.2 million, respectively. In the three and nine months ended August 31, 2017, amortization expense related to intangible assets was $9.1 million and $23.9 million, respectively.

Future amortization expense for intangible assets as of August 31, 2018, is as follows (in thousands):

Remainder of 2018	$8,873
2019	34,932
2020	10,152
2021	10,033
2022	3,722
Total	$67,712

Goodwill

Changes in the carrying amount of goodwill in the nine months ended August 31, 2018 are as follows (in thousands):

Balance, November 30, 2017	$315,041
Translation adjustments	(90)
Balance, August 31, 2018	$314,951

Changes in the goodwill balances by reportable segment in the nine months ended August 31, 2018 are as follows (in thousands):

	November 30, 2017	Translation adjustments	August 31, 2018
OpenEdge	$249,036	$(90)	$248,946
Data Connectivity and Integration	19,040	—	19,040
Application Development and Deployment	46,965	—	46,965
Total goodwill	$315,041	$(90)	$314,951

During the quarter ending August 31, 2018, no triggering events occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

Note 6: Business Combinations

Kinvey Acquisition

On June 1, 2017, we acquired by merger 100% of the outstanding securities of Kinvey for an aggregate sum of $49.2 million, which includes approximately $0.3 million held-back from the founder of Kinvey as an incentive to remain with the Company for at least two years following the acquisition. The $0.3 million held-back is being recorded to expense over the service period. Kinvey allows developers to set up, use, and operate a serverless cloud backend for any native, hybrid, web, or IoT app built using any development tools. The acquisition was accounted for as a business combination, and accordingly, the results of operations of Kinvey are included in our operating results as part of the OpenEdge business segment from the date of acquisition. We paid the purchase price in cash from available funds.

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration paid, but are required to be expensed as incurred. We incurred minimal acquisition-related costs during the three and nine months ended August 31, 2018, which are included in acquisition-related expenses on our condensed consolidated statements of operations.

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

As discussed above, approximately $1.7 million of the total consideration was paid to DataRPM’s founders in restricted stock units, subject to a vesting schedule and continued employment. We concluded that the restricted stock units are compensation arrangements and we are recognizing stock-based compensation expense in accordance with the vesting schedule over the service period of the awards, which is two-years. During the three months ended August 31, 2018, we incurred minimal stock-based compensation expense related to these restricted stock units. During the nine months ended August 31, 2018, as a result of the termination of employment of one of the founders, we recorded a minimal credit to stock-based compensation expense related to forfeitures. These amounts are included in operating expenses on our condensed consolidated statements of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration transferred, but are required to be expensed as incurred. We did not incur any acquisition-related costs during the three and nine months ended August 31, 2018 and do not expect to incur additional material costs with respect to this acquisition.

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

The credit facility matures on November 20, 2022, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of August 31, 2018 was $119.1 million, with $6.2 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2018. The principal repayment amounts are in accordance with the following schedule: (i) eight payments of $1.5 million each, (ii) four payments of $2.3 million each, (iii) four payments of $3.1 million each, (iv) three payments of $3.9 million each, and (v) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of August 31, 2018, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate of the credit facility as of August 31, 2018 was 3.63%.

Costs incurred to obtain our long-term debt of $1.8 million are recorded as debt issuance costs as a direct deduction from the carrying value of the debt liability on our condensed consolidated balance sheets as of August 31, 2018. These costs are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to the debt issuance costs of $0.1 million for the three months ended August 31, 2018 and August 31, 2017 and $0.3 million for the nine months ended August 31, 2018 and August 31, 2017, respectively, is recorded in interest expense on our condensed consolidated statements of operations.

Revolving loans may be borrowed, repaid, and reborrowed until November 20, 2022, at which time all amounts outstanding must be repaid. As of August 31, 2018, there were no amounts outstanding under the revolving line and $1.3 million of letters of credit.

As of August 31, 2018, aggregate principal payments of long-term debt for the next five years are (in thousands):

Remainder of 2018	$1,546
2019	6,188
2020	9,281
2021	12,375
2022	89,719
Total	$119,109

Note 8: Common Stock Repurchases

In the three and nine months ended August 31, 2018, we repurchased and retired 0.5 million shares of our common stock for $20.0 million and 2.6 million shares for $110.0 million, respectively. In the three and nine months ended August 31, 2017, we repurchased and retired 0.6 million shares for $19.0 million and 1.5 million shares for $43.9 million, respectively. The shares were repurchased in all periods as part of our Board of Directors authorized share repurchase program.

In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of August 31, 2018, there was $110.0 million remaining under this current authorization.

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

During the first quarter of fiscal year 2018, we granted performance-based restricted stock units that include two performance metrics under the LTIP where the performance measurement period is three years. Vesting of the 2018 LTIP awards is as follows: (i) 50% is based on the three-year market condition as described above (TSR), and (ii) 50% is based on achievement of a three-year cumulative performance condition (operating income). In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award, and used the closing price of our common stock on the date of grant, less the present value of expected dividends, for the portion related to the performance condition.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Cost of maintenance and services	$(96)	$239	$419	$790
Sales and marketing	762	808	2,127	1,371
Product development	1,744	1,645	5,774	2,699
General and administrative	2,156	1,604	6,396	4,699
Total stock-based compensation	$4,566	$4,296	$14,716	$9,559

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the nine months ended August 31, 2018 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2017	$(18,770)	$(229)	$(18,999)
Other comprehensive loss before reclassifications, net of tax	(7,137)	24	(7,113)
Balance, August 31, 2018	$(25,907)	$(205)	$(26,112)

The tax effect on accumulated unrealized (losses) gains on investments was minimal as of August 31, 2018 and November 30, 2017.

Note 11: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2017	$570	$3,556	$4,126
Costs incurred	1,132	1,250	2,382
Cash disbursements	(1,172)	(4,752)	(5,924)
Translation adjustments and other	45	10	55
Balance, August 31, 2018	$575	$64	$639

During fiscal year 2017, we undertook certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by over 20%. These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. We also consolidated offices in various locations during fiscal year 2017 and fiscal year 2018. We expect to incur additional expenses related to facility closures as part of this restructuring action through fiscal year 2019, but we do not expect these additional costs to be material.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions, and other costs, which include asset impairment charges.

As part of this fiscal year 2017 restructuring, for the three and nine months ended August 31, 2018, we incurred expenses of $0.1 million and $2.4 million, respectively, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2019. The short-term portion of the restructuring reserve of $0.5 million is included in other accrued liabilities and the long-term portion of $0.1 million is included in other noncurrent liabilities on the condensed consolidated balance sheets at August 31, 2018.

Note 12: Income Taxes

Our income tax provision for the third quarter of fiscal years 2018 and 2017 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective income tax rate was 17% in the third quarter of fiscal year 2018 compared to 41% in the third quarter of fiscal year 2017, and 21% in the first nine months of fiscal year 2018 compared to 44% in the same period last year. The primary reason for the decrease in the effective rate is due to the enactment of tax reform in the United States in December 2017.

During the first quarter of fiscal year 2018, the Tax Cuts and Jobs Act (the "Act") was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and, effective fiscal year 2019, creates new taxes on certain foreign sourced earnings. In December 2017, the SEC issued SAB 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of August 31, 2018, we have not completed our accounting for the tax effects of enactment of the Act, however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

As a result of the Act, we re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to changes in deferred tax amounts. During the first quarter of fiscal year 2018, we recognized a provisional tax benefit of $1.4 million related to the re-measurement of our U.S. deferred tax balances. During the third quarter of fiscal year 2018, we recognized an additional provisional tax benefit of $0.6 million related to the re-measurement of our U.S. deferred tax balances for the true-up of deferred tax assets and liabilities that we expect upon the filing of our fiscal year 2017 U.S. income tax return in the fourth quarter of fiscal year 2018.

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

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Net income	$16,746	$11,172	$45,061	$20,988
Weighted average shares outstanding	45,130	48,071	45,730	48,342
Dilutive impact from common stock equivalents	446	299	650	289
Diluted weighted average shares outstanding	45,576	48,370	46,380	48,631
Basic earnings per share	$0.37	$0.23	$0.99	$0.43
Diluted earnings per share	$0.37	$0.23	$0.97	$0.43

We excluded stock awards representing approximately 690,000 shares and 577,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2018, respectively, because these awards were anti-dilutive. In the three and nine months ended August 31, 2017, we excluded stock awards representing 905,000 shares and 648,000 shares of common stock, respectively, from the calculation of diluted earnings per share as they were anti-dilutive.

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

The following table provides revenue and contribution margin from our reportable segments and reconciles to our consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Segment revenue:
OpenEdge	$68,029	$68,135	$204,404	$198,533
Data Connectivity and Integration	7,597	8,987	20,989	22,911
Application Development and Deployment	20,057	20,188	60,439	60,049
Total revenue	95,683	97,310	285,832	281,493
Segment costs of revenue and operating expenses:
OpenEdge	16,419	18,374	47,194	52,538
Data Connectivity and Integration	1,520	2,200	4,823	6,531
Application Development and Deployment	7,071	6,369	20,068	19,896
Total costs of revenue and operating expenses	25,010	26,943	72,085	78,965
Segment contribution margin:
OpenEdge	51,610	49,761	157,210	145,995
Data Connectivity and Integration	6,077	6,787	16,166	16,380
Application Development and Deployment	12,986	13,819	40,371	40,153
Total contribution margin	70,673	70,367	213,747	202,528
Other unallocated expenses (1)	48,490	50,068	152,008	160,723
Income from operations	22,183	20,299	61,739	41,805
Other (expense) income, net	(1,961)	(1,400)	(4,830)	(4,299)
Income before income taxes	$20,222	$18,899	$56,909	$37,506

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

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from customers by revenue type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Software licenses	$27,204	$28,529	$78,986	$78,443
Maintenance	60,566	60,536	184,368	179,572
Services	7,913	8,245	22,478	23,478
Total revenue	$95,683	$97,310	$285,832	$281,493

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

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
North America	$52,212	$55,703	$154,676	$157,438
EMEA	33,422	31,830	101,769	92,320
Latin America	4,341	5,009	13,058	15,669
Asia Pacific	5,708	4,768	16,329	16,066
Total revenue	$95,683	$97,310	$285,832	$281,493

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “believe,” “may,” “could,” “would,” “might,” “should,” “expect,” “intend,” “plan,” “target,” “anticipate” and “continue,” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are various factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements, including but not limited to the following: (1) Economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price. (2) We may fail to achieve our financial forecasts due to such factors as delays or size reductions in transactions, fewer large transactions in a particular quarter, fluctuations in currency exchange rates, or a decline in our renewal rates for contracts. (3) Our ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy, may not be successful. (4) If we are unable to develop new or sufficiently differentiated products and services, or to enhance and improve our existing products and services in a timely manner to meet market demand, partners and customers may not purchase new software licenses or subscriptions or purchase or renew support contracts. (5) We depend upon our extensive partner channel and we may not be successful in retaining or expanding our relationships with channel partners. (6) Our international sales and operations subject us to additional risks that can adversely affect our operating results, including risks relating to foreign currency gains and losses. (7) If the security measures for our software, services or other offerings are compromised or subject to a successful cyber-attack, or if such offerings contain significant coding or configuration errors, we may experience reputational harm, legal claims and financial exposure. (8) We have made acquisitions, and may make acquisitions in the future, and those acquisitions may not be successful, may involve unanticipated costs or other integration issues or may disrupt our existing operations. (9) Those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017, as amended ("Annual Report"). Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

On January 16, 2017, we announced a new strategic plan highlighted by a new product strategy and a streamlined operating approach with a tighter focus on areas of strength to more efficiently drive revenue. The key tenets of the strategic plan are as follows:

•
Streamlined Operating Approach. In fiscal year 2017, we adapted our organization and operating principles to focus primarily on customer and partner retention and success for many of our core products. For selected products that have new customer acquisition potential, we also strengthened our demand generation and high volume, low touch e-commerce capabilities.

•
Product Strategy. As part of the strategic plan implemented in early 2017, we undertook a new product strategy to provide the platform and tools enterprises need to build next generation applications that drive their businesses, known as “Cognitive Applications.” We offer this platform to both new customers and partners as well as our existing OpenEdge partner and customer ecosystems. Our platform for Cognitive Applications enables developers to build the most modern applications quickly and easily, and includes:

◦	Our leading UI development tools, which enable organizations to easily build engaging user interfaces for any device or front end;

◦	Our NativeScript offering, which allows developers to use JavaScript to build native applications across multiple mobile platforms;

◦	A modern high productivity cloud backend application platform that runs on any cloud, is secure, high-performing, and highly-scalable while supporting all modern user interfaces;

◦	Automated and intuitive machine learning capabilities for accelerating the creation and delivery of cognitive applications;

◦	Our data connectivity and integration capabilities;

◦	Our business logic and rules capabilities; and

◦	Web Content Management for delivering personalized and engaging digital experiences.

•
Restructuring. With the adoption of our new product strategy in fiscal year 2017, we discontinued our investment in our Digital Factory strategy and re-aligned our resources consistent with our core operating approach. To that end, during fiscal year 2017, we implemented restructuring efforts including the consolidation of facilities, implementation of a simplified organizational structure and a reduction of marketing and other external expenses. In addition, we reduced headcount by over 400 employees, totaling over 20% of our workforce. We reduced our full year expenses by over $30 million by the end of fiscal year 2017.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. For example, in late fiscal 2017 and the first six months of fiscal 2018, the value of the U.S. dollar weakened in comparison to certain foreign currencies, including in Europe. Since approximately one-third of our revenue is denominated in foreign currency, our revenue results during those periods were positively impacted. However, during our third fiscal quarter, the U.S. dollar strengthened in comparison to those currencies, negatively impacting our revenue during the period. We expect that future fluctuations in foreign currency exchange rates will continue to impact our results.

In September 2017, we announced a new capital allocation strategy pursuant to which we are targeting to return approximately 50% of our annual cash flows from operations to stockholders in the form of share repurchases and 25-30% through dividends. To that end, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of August 31, 2018, there is $110.0 million remaining under this current authorization. We expect to repurchase an additional $10 million of shares of our common stock in the remainder of fiscal year 2018 and the remaining $100 million in fiscal year 2019. However, the timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and we may choose to suspend, expand or discontinue the repurchase program at any time.

On September 21, 2018, our Board of Directors approved an 11% increase to our quarterly cash dividend from $0.14 to $0.155 per share of common stock, which will be paid on December 17, 2018 to shareholders of record as of the close of business on December 3, 2018. We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy. However, we may terminate or modify this program at any time without notice.

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

During the first quarter of fiscal year 2018, the Tax Cuts and Jobs Act was enacted in the United States. The Act reduces the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. In December 2017, the Securities and Exchange Commission (the "SEC") issued SAB 118, which directs taxpayers to consider the impact of the U.S. legislation as “provisional” when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. As of August 31, 2018, we have not completed our accounting for the tax effects of enactment of the Act, however, as described elsewhere in this Form 10-Q, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2018	August 31, 2017	As Reported	Constant Currency
Revenue	$95,683	$97,310	(2)%	(1)%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2018	August 31, 2017	As Reported	Constant Currency
Revenue	$285,832	$281,493	2%	—%

Total revenue decreased in the third quarter of fiscal year 2018 as compared to the same quarter last year due to the strengthening of the U.S. dollar during the quarter, which resulted in an unfavorable impact from foreign currency exchange rates, and a decrease in license revenue as further described below. In addition, total revenue increased in the first nine months of fiscal year 2018 as compared to the same period last year. The increase was primarily due to a favorable impact of currency exchange rates during the first nine months of fiscal year 2018 and an increase in maintenance revenue. Changes in prices from fiscal year 2017 to 2018 did not have a significant impact on our revenue.

Software License Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2018	August 31, 2017	As Reported	Constant Currency
Software Licenses	$27,204	$28,529	(5)%	(4)%
As a percentage of total revenue	28%	29%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2018	August 31, 2017	As Reported	Constant Currency
Software Licenses	$78,986	$78,443	1%	(1)%
As a percentage of total revenue	28%	28%

Software license revenue decreased in the third quarter of fiscal year 2018 as compared to the same period last year due to a decrease in software license revenue in our Data Connectivity and Integration and Application Development and Deployment segments, partially offset by an increase in license sales in our OpenEdge segment. Software license revenue increased in the first nine months of fiscal year 2018 as compared to the same period last year primarily due to a favorable impact from currency exchange rates and an increase in license sales in our OpenEdge segment. The increase was offset by a decline in software license revenue in our Data Connectivity and Integration and Application Development and Deployment segments.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2018	August 31, 2017	As Reported	Constant Currency
Maintenance	$60,566	$60,536	—%	1%
As a percentage of total revenue	63%	62%
Services	7,913	8,245	(4)%	(4)%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$68,479	$68,781	—%	—%
As a percentage of total revenue	72%	71%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2018	August 31, 2017	As Reported	Constant Currency
Maintenance	$184,368	$179,572	3%	1%
As a percentage of total revenue	65%	64%
Services	22,478	23,478	(4)%	(5)%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$206,846	$203,050	2%	—%
As a percentage of total revenue	72%	72%

Maintenance and services revenue remained flat in the third quarter of fiscal year 2018 as compared to the same period last year. Maintenance revenue increased in the first nine months of fiscal year 2018 due to a favorable impact from currency exchange rates and an increase in maintenance revenue in our Application Development and Deployment and OpenEdge segments, partially offset by a decline in our Data Connectivity and Integration segment. Services revenue decreased in all periods primarily due to lower professional services revenue from our OpenEdge segment.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2018	August 31, 2017	As Reported	Constant Currency
North America	$52,212	$55,703	(6)%	(6)%
As a percentage of total revenue	55%	57%
Europe, the Middle East and Africa ("EMEA")	$33,422	$31,830	5%	5%
As a percentage of total revenue	35%	33%
Latin America	$4,341	$5,009	(13)%	(1)%
As a percentage of total revenue	4%	5%
Asia Pacific	$5,708	$4,768	20%	23%
As a percentage of total revenue	6%	5%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2018	August 31, 2017	As Reported	Constant Currency
North America	$154,676	$157,438	(2)%	(2)%
As a percentage of total revenue	54%	56%
EMEA	$101,769	$92,320	10%	4%
As a percentage of total revenue	36%	33%
Latin America	$13,058	$15,669	(17)%	(11)%
As a percentage of total revenue	4%	5%
Asia Pacific	$16,329	$16,066	2%	2%
As a percentage of total revenue	6%	6%

Total revenue generated in North America decreased $3.5 million, and total revenue generated outside North America increased $1.9 million, in the third quarter of fiscal year 2018 as compared to the same quarter last year. Total revenue generated in North America decreased $2.8 million, and total revenue generated outside North America increased $7.1 million, in the first nine months of fiscal year 2018 as compared to the same period last year. The decrease in North America in the third quarter of fiscal year 2018 was primarily due to license and professional services revenue decreases in our OpenEdge segment and a decline in license revenue in our Data Connectivity and Integration segment. The decrease in North America in the first nine months of fiscal year 2018 was primarily due to a decrease in license revenue in our Data Connectivity and Integration and Application Development and Deployment segments and professional services revenue in our OpenEdge segment. This decrease was partially offset by an increase in maintenance revenue in our OpenEdge segment. The increase in revenue generated in EMEA in all periods was primarily due to an increase in OpenEdge maintenance and license revenue which was further impacted by favorable exchange rates as described above. Revenue generated in Latin America decreased in the third quarter and first nine months of fiscal year 2018. The decrease in the third quarter was primarily due to a negative impact of exchange rate fluctuations, while the decrease in the first nine months of fiscal year 2018 was a result of decreases in license and maintenance revenue in our OpenEdge segment and the negative impact of exchange rate fluctuations. The revenue generated in Asia Pacific increased in all periods primarily due to higher license revenue in our OpenEdge segment.

Total revenue generated in markets outside North America represented 46% of total revenue in the first nine months of fiscal year 2018 and 44% of total revenue in the same period last year. If exchange rates had remained constant in the first nine months of fiscal year 2018 as compared to the exchange rates in effect in the same period of fiscal year 2017, total revenue generated in markets outside North America would have been 45% of total revenue.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2018	August 31, 2017	As Reported	Constant Currency
OpenEdge segment	$68,029	$68,135	—%	1%
Data Connectivity and Integration segment	7,597	8,987	(15)%	(16)%
Application Development and Deployment segment	20,057	20,188	(1)%	(1)%
Total revenue	$95,683	$97,310	(2)%	(1)%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2018	August 31, 2017	As Reported	Constant Currency
OpenEdge segment	$204,404	$198,533	3%	1%
Data Connectivity and Integration segment	20,989	22,911	(8)%	(9)%
Application Development and Deployment segment	60,439	60,049	1%	1%
Total revenue	$285,832	$281,493	2%	—%

Revenue in the OpenEdge segment decreased in the third quarter of fiscal year 2018, largely due to the negative impact of exchange rate fluctuations, offset by an increase in license revenue. Revenue in the OpenEdge segment increased in the first nine months of fiscal year 2018 primarily due to the favorable impact from exchange rate fluctuations and an increase in license and maintenance revenue, partially offset by a decrease in professional services revenue. Data Connectivity and Integration revenue decreased in all periods primarily due to the timing of certain renewals by original equipment manufacturers ("OEMs"). Application Development and Deployment stayed approximately flat in all periods, primarily due to lower license revenue offset by an increase in maintenance revenue.

Cost of Software Licenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
Cost of software licenses	$1,077	$1,337	(19)%	$3,571	$4,347	(18)%
As a percentage of software license revenue	4%	5%		5%	6%
As a percentage of total revenue	1%	1%		1%	2%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix. The decrease in all periods was a result of lower payments of royalties to third parties as compared to the same period in the prior year.

Cost of Maintenance and Services

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
Cost of maintenance and services	$10,110	$10,970	(8)%	$29,445	$32,724	(10)%
As a percentage of maintenance and services revenue	15%	16%		14%	16%
As a percentage of total revenue	11%	11%		10%	12%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The decrease in both periods was primarily due to lowered compensation-related costs resulting from a decrease in headcount and lower stock-based compensation expense as a result of forfeitures during the quarter, partially offset by higher professional services expense.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
Amortization of acquired intangibles	$5,509	$5,768	(4)%	$17,226	$14,129	22%
As a percentage of total revenue	6%	6%		6%	5%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles decreased in the third quarter of fiscal year 2018 as compared to the same quarter last year. The decrease was due to the completion of amortization of certain intangible assets acquired in prior years. Amortization of acquired intangibles increased in the first nine months of fiscal year 2018 compared to the same period last year, primarily due to the addition of intangible assets associated with the technologies obtained in connection with the acquisitions of DataRPM in the second quarter of fiscal year 2017 and Kinvey in the third quarter of fiscal year 2017.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
Gross profit	$78,987	$79,235	—%	$235,590	$230,293	2%
As a percentage of total revenue	83%	81%		82%	82%

Our gross profit decreased in the third quarter as compared to the same quarter last year due to the decrease in license and services revenue, offset by lower cost of revenue as described above. In addition, gross profit increased in the first nine months of fiscal year 2018 compared to the same period in the prior year, primarily due to the increases of license and maintenance revenue and the decrease in cost of maintenance and services and cost of software licenses as described above, offset slightly by the increase of amortization of acquired intangibles.

Sales and Marketing

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
Sales and marketing	$21,752	$23,159	(6)%	$64,838	$70,116	(8)%
As a percentage of total revenue	23%	24%		23%	25%

Sales and marketing expenses decreased in all periods as compared to the same periods last year primarily due to lower compensation-related expense as a result of the headcount reduction actions which occurred in the first quarter of fiscal year 2017. The decrease was partially offset by higher marketing programs costs related to the go-to-market efforts for Kinvey and DataRPM.

Product Development

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
Product development costs	$19,338	$19,620	(1)%	$59,405	$55,745	7%
As a percentage of total revenue	20%	20%		21%	20%

Product development expenses decreased in the third quarter of fiscal year 2018 primarily due to lower compensation-related costs as a result of the headcount reductions actions which occurred in the first quarter of fiscal year 2017. The increase in the first nine months of fiscal year 2018 as compared to the same period last year is primarily due to higher stock-based compensation expenses, partially offset by lower compensation-related costs. During the first quarter of fiscal year 2017, there were significant forfeitures due to our restructuring action, which significantly reduced stock-based compensation expense in the first nine months of fiscal year 2017 as compared to the same periods in the current fiscal year.

General and Administrative

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
General and administrative	$12,218	$11,164	9%	$35,670	$33,338	7%
As a percentage of total revenue	13%	11%		12%	12%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased in the third quarter and first nine months of fiscal year 2018 as compared to the same periods last year primarily due to increased stock-based compensation expense, as well as higher professional services expense, partially offset by lower compensation-related expenses. During the first quarter of fiscal year 2017, there were significant forfeitures due to our restructuring action, which significantly reduced stock-based compensation expense in the third quarter and first nine months of fiscal year 2017 as compared to the same periods in the current fiscal year.

Amortization of Acquired Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
Amortization of acquired intangibles	$3,319	$3,319	—%	$9,956	$9,721	2%
As a percentage of total revenue	3%	3%		3%	3%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles stayed flat in the third quarter as compared to the same period last year. Amortization of acquired intangibles increased in the first nine months of fiscal year 2018 compared to the same period last year due to the addition of intangible assets obtained in connection with the acquisitions of DataRPM and Kinvey, which occurred in the second and third quarters of fiscal year 2017, respectively.

Fees Related to Shareholder Activist

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
Fees related to shareholder activist	$—	$—	*	$1,472	$—	*
As a percentage of total revenue	—%	—%		1%	—%
* Not meaningful

In September 2017, Praesidium Investment Management publicly announced in a Schedule 13D filed with the SEC its disagreement with our strategy and stated that it was seeking changes in the composition of our Board of Directors. We incurred professional and other fees relating to Praesidium’s actions. As of June 2018, Praesidium Investment Management had sold all of the shares of Company common stock that it previously held. We do not expect to incur additional professional and other fees related to this matter.

Restructuring Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
Restructuring expenses	$135	$923	(85)%	$2,382	$18,724	(87)%
As a percentage of total revenue	—%	1%		1%	7%

Restructuring expenses recorded in the third quarter and first nine months of fiscal year 2018 relate to the restructuring activities that occurred in fiscal year 2017. See Note 11 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
Acquisition-related expenses	$42	$751	(94)%	$128	$844	(85)%
As a percentage of total revenue	—%	1%		—%	—%

Acquisition-related expenses in the third quarter and first nine months of fiscal year 2018 were minimal. Acquisition-related expenses in the third quarter and first nine months of fiscal year 2017 related to the acquisitions of DataRPM and Kinvey, which occurred in the second and third quarters of fiscal year 2017, respectively.

Income from Operations

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
Income from operations	$22,183	$20,299	9%	$61,739	$41,805	48%
As a percentage of total revenue	23%	21%		22%	15%

Income from operations increased in the third quarter and first nine months of fiscal year 2018 as compared to the same periods last year. As discussed above, the increase in both periods was primarily the result of the headcount reduction actions that occurred in fiscal year 2017 and higher revenue during the first nine months of fiscal year 2018 compared to the same period last year.

Income from Operations by Segment

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
OpenEdge segment	$51,610	$49,761	4%	$157,210	$145,995	8%
Data Connectivity and Integration segment	6,077	6,787	(10)%	16,166	16,380	(1)%
Application Development and Deployment segment	12,986	13,819	(6)%	40,371	40,153	1%
Other unallocated expenses (1)	(48,490)	(50,068)	(3)%	(152,008)	(160,723)	(5)%
Income from operations	$22,183	$20,299	9%	$61,739	$41,805	48%

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

Other (Expense) Income, Net

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
Interest expense	$(1,337)	$(1,221)	(10)%	$(3,774)	$(3,455)	(9)%
Interest income and other, net	322	239	35%	961	717	34%
Foreign currency (loss) gain, net	(946)	(418)	(126)%	(2,017)	(1,561)	(29)%
Total other (expense) income, net	$(1,961)	$(1,400)	(40)%	$(4,830)	$(4,299)	(12)%
As a percentage of total revenue	(2)%	(1)%		(2)%	(2)%

Other (expense) income, net decreased in the third quarter and first nine months of fiscal year 2018 as compared to the same periods last year primarily due to an increase in foreign currency losses and higher interest expense. The change in foreign currency gains and losses is a result of movements in exchange rates and the impact in the third quarter and first nine months of fiscal year 2018 on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
Provision for income taxes	$3,476	$7,727	(55)%	$11,848	$16,518	(28)%
As a percentage of total revenue	4%	8%		4%	6%

Our effective tax rate was 17% in the third quarter of fiscal year 2018 compared to 41% in the third quarter of fiscal year 2017, and 21% in the first nine months of fiscal year 2018 compared to 44% in the same period last year. The primary reason for the decrease in the effective rate was due to the enactment of tax reform in the United States and our federal tax rate in fiscal year 2018 is 22.2% as compared to 35% in fiscal year 2017. In addition, in the third quarter of fiscal year 2018 we recorded an additional $0.6 million discrete income tax benefit for the re-measurement of our U.S. deferred tax balances. We had previously recognized a $1.4 million discrete income tax benefit in the first quarter of fiscal year 2018 from the re-measurement of our U.S. deferred tax balances. Finally, we recognized a $0.9 million discrete tax benefit in the third quarter of 2018 related to incremental tax credits and tax deductions on our fiscal year 2017 U.S. income tax return.

Net Income

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017	Percentage Change	August 31, 2018	August 31, 2017	Percentage Change
Net income	$16,746	$11,172	50%	$45,061	$20,988	115%
As a percentage of total revenue	18%	11%		16%	7%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	August 31, 2018	November 30, 2017
Cash and cash equivalents	$98,697	$133,464
Short-term investments	39,184	50,145
Total cash, cash equivalents and short-term investments	$137,881	$183,609

The decrease in cash, cash equivalents and short-term investments of $45.7 million from the end of fiscal year 2017 was due to repurchases of common stock of $110.0 million, dividend payments of $19.5 million, the effect of exchange rates on cash of $7.9 million, payments of capital expenditures of $6.0 million, and payments of debt obligations in the amount of $4.6 million. These cash outflows were partially offset by cash inflows from operations of $97.0 million and $7.9 million in cash received from the issuance of common stock. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of August 31, 2018, $36.8 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. If these funds are needed for U.S. operations, we would be required to accrue withholding tax liabilities to repatriate these funds. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Our intent is to permanently reinvest these funds outside the U.S. and our current operating plans do not require us to repatriate these funds for our U.S. operations.

Share Repurchase Program

In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. In fiscal year 2017, we repurchased and retired 2.2 million shares of our common stock for $73.9 million. We repurchased and retired 0.5 million shares of our common stock for $20.0 million in the three months ended August 31, 2018 and 2.6 million shares for $110.0 million in the nine months ended August 31, 2018. As of August 31, 2018, there was $110.0 million remaining under this current authorization. We expect to continue repurchasing shares of our common stock under this authorization consistent with our capital allocation strategy. However, we may terminate this program at any time.

Dividends

On September 21, 2018, our Board of Directors approved an 11% increase to our quarterly cash dividend from $0.14 to $0.155 per share of common stock, which will be paid on December 17, 2018 to shareholders of record as of the close of business on December 3, 2018. We began paying quarterly cash dividends of $0.125 per share of common stock to Progress shareholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy. However, we may terminate or modify this program at any time.

Restructuring Activities

During fiscal year 2017, we undertook certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by over 20%. These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. We also consolidated offices in various locations during fiscal year 2017 and the first half of fiscal year 2018. We expect to incur additional expenses related to the facilities closed as part of the fiscal year 2017 restructuring through fiscal year 2019, but we do not expect these additional costs to be material.

As part of this fiscal year 2017 restructuring, for the three and nine months ended August 31, 2018, we incurred expenses of $0.1 million and $2.4 million, respectively, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

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

Interest rates for the term loan and revolving credit facility are based upon our leverage ratio and determined based on an index selected at our option. The rates would range from 1.50% to 2.00% above the Eurodollar rate for Eurodollar-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates ("LIBOR") for those currencies. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required and ranges from 0.25% to 0.35% per annum based on our leverage ratio. The interest rate of the credit facility as of August 31, 2018 was 3.63%.

The credit facility matures on November 20, 2022, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of August 31, 2018 was $119.1 million, with $6.2 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2018. The principal repayment amounts are in accordance with the following schedule: (i) eight payments of $1.5 million each, (ii) four payments of $2.3 million each, (iii) four payments of $3.1 million each, (iv) three payments of $3.9 million each, and (v) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of August 31, 2018, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Revolving loans may be borrowed, repaid and reborrowed until November 20, 2022, at which time all amounts outstanding must be repaid. As of August 31, 2018, there were no amounts outstanding under the revolving line and $1.3 million of letters of credit.

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these financial covenants as of August 31, 2018.

Cash Flows from Operating Activities

	Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017
Net income	$45,061	$20,988
Non-cash reconciling items included in net income	47,217	44,237
Changes in operating assets and liabilities	4,747	7,946
Net cash flows from operating activities	$97,025	$73,171

The increase in cash generated from operations in the first nine months of fiscal year 2018 as compared to the first nine months of fiscal year 2017 was primarily due to higher operating income. Our gross accounts receivable as of August 31, 2018 decreased by $15.4 million from the end of fiscal year 2017, which is primarily due to higher collections during the period. Days sales outstanding (DSO) in accounts receivable decreased to 43 days from 48 days in the fiscal third quarter of 2017 due to higher collections in the quarter. In addition, our total deferred revenue as of August 31, 2018 increased by $2.5 million from the end of fiscal year 2017.

Cash Flows used in Investing Activities

	Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017
Net investment activity	$10,237	$(4,578)
Purchases of property and equipment	(5,968)	(865)
Proceeds from sale of property, plant and equipment, net	—	1,557
Payments for acquisitions, net of cash acquired	—	(77,149)
Net cash flows from (used in) investing activities	$4,269	$(81,035)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In addition, we purchased $6.0 million of property and equipment in the first nine months of fiscal year 2018, as compared to $0.9 million in the first nine months of fiscal year 2017. Most significantly, however, we acquired DataRPM and Kinvey during the second and third quarters of fiscal year 2017, respectively, for a net cash amount of $77.1 million and did not complete any acquisitions during the first nine months of fiscal year 2018.

Cash Flows used in Financing Activities

	Nine Months Ended
(In thousands)	August 31, 2018	August 31, 2017
Proceeds from stock-based compensation plans	$7,943	$7,245
Repurchases of common stock	(110,000)	(43,936)
Payment of long-term debt	(4,641)	(11,250)
Dividend payments to shareholders	(19,472)	(18,151)
Other financing activities	(1,942)	(1,966)
Net cash flows used in financing activities	$(128,112)	$(68,058)

During the first nine months of fiscal year 2018, we received $7.9 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $7.2 million in the first nine months of fiscal year 2017. Significantly, in the first nine months of fiscal year 2018, we repurchased $110.0 million of our common stock under our share repurchase plan compared to $43.9 million in the same period of the prior year. In addition, we made principal payments of our long-term debt of $4.6 million in the first nine months of fiscal year 2018 compared to $11.3 million in the same period of the prior year. We also made dividend payments of $19.5 million to our shareholders during the first nine months of fiscal year 2018, as compared to $18.2 million in the first nine months of fiscal year 2017, which was the result of the increase in the dividend as described above.

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

Revenue Backlog

(In thousands)	August 31, 2018	August 31, 2017
Deferred revenue, primarily related to unexpired maintenance and support contracts	$144,829	$140,706
Multi-year licensing arrangements (1)	13,684	19,834
Total revenue backlog	$158,513	$160,540

(1)
Our backlog of orders not included on the balance sheet is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements. Note that approximately $12.3 million and $18.1 million of the multi-year licensing arrangements as of August 31, 2018 and August 31, 2017, respectively, relate to DataDirect OEM arrangements, while the remaining amount relates to arrangements in our OpenEdge business unit.

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

Off-Balance Sheet Arrangements

Our only significant off-balance sheet commitments relate to operating lease obligations. Future annual minimum rental lease payments are detailed in Note 9 of the Notes to Consolidated Financial Statements in our Annual Report. We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

There have been no material changes to our contractual obligations disclosed in tabular format in our Annual Report.

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of fiscal year 2018, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended August 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report. For convenience, such risk factors are included below. The risks discussed below could materially affect our business, financial condition and future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

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

Our annual operating cash flows may not be sufficient to enable us to meet our targeted capital allocation policy, which could decrease your expected return on investment in Progress stock. In September 2018, we increased our quarterly dividend by 11% and in September 2017 we announced a new capital allocation strategy in which we are targeting to return approximately 50% of annual cash flows from operations to stockholders through share repurchases and 25-30% through dividends. Meeting these targets requires us to generate consistent cash flow and have available capital in an amount sufficient to enable us to continue investing in our business. We may not meet these targets if we do not generate the operating cash flows we expect, if we use our available cash to satisfy other priorities, if we have insufficient funds available to make such repurchases and/or dividends or if we are unable to borrow funds under our credit facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the third quarter of fiscal year 2018 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
June 2018	513,308	$38.94	513,308	$110,000
July 2018	—	—	—	110,000
August 2018	—	—	—	110,000
Total	513,308	$38.94	513,308	$110,000

(1)
In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of August 31, 2018, there was $110.0 million remaining under this authorization, which expires at the end of fiscal year 2019.

Item 5. Other Information

On September 21, 2018, our Board of Directors formed an M&A Committee consisting of non-employee directors John R. Egan, Charles F. Kane and Samskriti Y. King to evaluate potential acquisitions. Ms. King will serve as Chair of the M&A Committee. In addition to the compensation paid to non-employee directors generally, committee members will be paid a fee of $10,000, and the Chair will be paid a fee of $12,500, for service on the M&A Committee, as further described in Exhibit 10.1 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1*	2018 Fiscal Year Compensation Program for Non-Employee Directors, as amended September 21, 2018

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Paul A. Jalbert

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended August 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2018 and November 30, 2017; (ii) Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2018 and 2017; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	October 5, 2018	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 5, 2018	/s/ PAUL A. JALBERT
Paul A. Jalbert
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)