Form 10-Q
period 2019-02-28
PROGRESS SOFTWARE CORP /MA
filed 2019-04-05
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019
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
Telephone Number: (781) 280-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of March 27, 2019, there were 44,494,726 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

	February 28, 2019	November 30, 2018
(In thousands, except share data)		As Adjusted(1)
Assets
Current assets:
Cash and cash equivalents	$106,516	$105,126
Short-term investments	26,942	34,387
Total cash, cash equivalents and short-term investments	133,458	139,513
Accounts receivable (less allowances of $725 and $840, respectively)	54,572	59,715
Unbilled receivables	2,121	1,421
Other current assets	19,757	25,080
Assets held for sale	5,776	5,776
Total current assets	215,684	231,505
Long-term unbilled receivables	2,581	1,811
Property and equipment, net	29,351	30,714
Intangible assets, net	50,297	58,919
Goodwill	315,010	314,992
Deferred tax assets	889	966
Other assets	2,079	5,243
Total assets	$615,891	$644,150
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, net	$6,593	$5,819
Accounts payable	9,823	10,593
Accrued compensation and related taxes	14,984	25,500
Dividends payable to shareholders	6,939	6,998
Income taxes payable	1,233	1,228
Other accrued liabilities	11,887	12,686
Short-term deferred revenue	130,569	123,210
Total current liabilities	182,028	186,034
Long-term debt, net	108,042	110,270
Long-term deferred revenue	11,614	12,730
Deferred tax liabilities	2,665	5,799
Other noncurrent liabilities	4,840	5,315
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 44,473,947 shares in 2019 and 45,114,935 shares in 2018	272,854	267,053
Retained earnings	60,462	85,125
Accumulated other comprehensive loss	(26,614)	(28,176)
Total shareholders’ equity	306,702	324,002
Total liabilities and shareholders’ equity	$615,891	$644,150
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended
	February 28, 2019	February 28, 2018
(In thousands, except per share data)		As Adjusted(1)
Revenue:
Software licenses	$22,802	$26,054
Maintenance and services	66,747	69,356
Total revenue	89,549	95,410
Costs of revenue:
Cost of software licenses	1,167	1,261
Cost of maintenance and services	9,439	9,824
Amortization of acquired intangibles	5,433	5,818
Total costs of revenue	16,039	16,903
Gross profit	73,510	78,507
Operating expenses:
Sales and marketing	22,323	21,428
Product development	19,890	20,245
General and administrative	12,285	11,262
Amortization of acquired intangibles	3,188	3,319
Fees related to shareholder activist	—	1,258
Restructuring expenses	415	1,821
Acquisition-related expenses	—	43
Total operating expenses	58,101	59,376
Income from operations	15,409	19,131
Other (expense) income:
Interest expense	(1,389)	(1,165)
Interest income and other, net	229	408
Foreign currency loss, net	(843)	(828)
Total other expense, net	(2,003)	(1,585)
Income before income taxes	13,406	17,546
Provision for income taxes	4,004	3,814
Net income	$9,402	$13,732
Earnings per share:
Basic	$0.21	$0.30
Diluted	$0.21	$0.29
Weighted average shares outstanding:
Basic	44,956	46,529
Diluted	45,286	47,476

Cash dividends declared per common share	$0.155	$0.140
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	February 28, 2019	February 28, 2018
(In thousands)		As Adjusted(1)
Net income	$9,402	$13,732
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,479	3,831
Unrealized gain (loss) on investments, net of tax provision of $30 and $39 for 2019 and 2018, respectively	83	(27)
Total other comprehensive income, net of tax	1,562	3,804
Comprehensive income	$10,964	$17,536
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2018 As Adjusted(1)	45,115	$451	$266,602	$85,125	$(28,176)	$324,002
Issuance of stock under employee stock purchase plan	38	—	997	—	—	997
Exercise of stock options	9	—	268	—	—	268
Withholding tax payments related to net issuance of restricted stock units	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	5,806	—	—	5,806
Adjustment due to adoption of ASU 2016-16 (Note 1)	—	—	—	(3,397)	—	(3,397)
Dividends declared	—	—	—	(6,933)	—	(6,933)
Treasury stock repurchases and retirements	(688)	(5)	(1,260)	(23,735)	—	(25,000)
Net income	—	—	—	9,402	—	9,402
Other comprehensive income	—	—	—	—	1,562	1,562
Balance, February 28, 2019	44,474	$446	$272,408	$60,462	$(26,614)	$306,702
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2017 As Adjusted(1)	47,281	$473	$249,363	$179,919	$(18,406)	$411,349
Issuance of stock under employee stock purchase plan	48	—	1,095	—	—	1,095
Exercise of stock options	23	—	669	—	—	669
Stock-based compensation	—	—	4,570	—	—	4,570
Adjustment due to adoption of ASU 2016-09	—	—	641	(641)	—	—
Dividends declared	—	—	—	(6,482)	—	(6,482)
Treasury stock repurchases and retirements	(1,054)	(10)	(1,754)	(43,236)	—	(45,000)
Net income	—	—	—	13,732	—	13,732
Other comprehensive income	—	—	—	—	3,804	3,804
Balance, February 28, 2018 As Adjusted(1)	46,298	$463	$254,584	$143,292	$(14,602)	$383,737
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	February 28, 2019	February 28, 2018
(In thousands)		As Adjusted(1)
Cash flows from operating activities:
Net income	$9,402	$13,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,620	1,682
Amortization of acquired intangibles and other	8,866	9,620
Stock-based compensation	5,806	4,570
Loss on disposal of property and equipment	153	135
Deferred income taxes	(3,069)	137
Allowances for bad debt and sales credits	89	137
Changes in operating assets and liabilities:
Accounts receivable	3,861	8,667
Other assets	5,147	2,382
Accounts payable and accrued liabilities	(13,128)	(17,830)
Income taxes payable	(246)	(290)
Deferred revenue	5,943	8,653
Net cash flows from operating activities	24,444	31,595
Cash flows from (used in) investing activities:
Purchases of investments	(750)	(7,374)
Sales and maturities of investments	8,155	6,816
Purchases of property and equipment	(246)	(1,386)
Net cash flows from (used in) investing activities	7,159	(1,944)
Cash flows used in financing activities:
Proceeds from stock-based compensation plans	1,894	2,469
Repurchases of common stock	(25,000)	(45,000)
Dividend payments to shareholders	(6,992)	(6,619)
Payment of principal on long-term debt	(1,547)	(1,547)
Net cash flows used in financing activities	(31,645)	(50,697)
Effect of exchange rate changes on cash	1,432	4,693
Net increase (decrease) in cash and cash equivalents	1,390	(16,353)
Cash and cash equivalents, beginning of period	105,126	133,464
Cash and cash equivalents, end of period	$106,516	$117,111
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

Condensed Consolidated Statements of Cash Flows, continued

	Three Months Ended
	February 28, 2019	February 28, 2018
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $166 in 2019 and $307 in 2018	$1,496	$1,614
Cash paid for interest	$1,169	$942
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$76	$43
Dividends declared	$6,939	$6,482
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

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, ("Annual Report on Form 10-K for the fiscal year ended November 30, 2018").

We adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASC 606") effective December 1, 2018 using the full retrospective method, which required us to retroactively adjust comparative prior periods to conform to current presentation. See "Recently Adopted Accounting Pronouncements" below for further information.

We made no material changes in the application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, except as discussed below with respect to our adoption of ASC 606. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates its estimates and records changes in estimates in the period in which they become known. These estimates are based on historical data and experience, as well as various other assumptions that management believes to be reasonable under the circumstances. The most significant estimates relate to: the timing and amounts of revenue recognition, including the determination of the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and the transaction price allocated to performance obligations; the realization of tax assets and estimates of tax liabilities; fair values of investments in marketable securities; assets held for sale; intangible assets and goodwill valuations; the recognition and disclosure of contingent liabilities; the collectability of accounts receivable; and assumptions used to determine the fair value of stock-based compensation. Actual results could differ from those estimates.

Revenue Recognition

Revenue Policy

We derive our revenue primarily from software licenses and maintenance and services. Our license arrangements generally contain multiple performance obligations, including software maintenance services. Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. When an arrangement contains multiple performance obligations, we account for individual performance obligations separately if they are distinct. We recognize revenue through the application of the following steps: (i) identification of the contract(s) with a customer; (ii) identification of the performance obligations in the contract; (iii) determination of the transaction price; (iv) allocation of the transaction price to performance obligations in the contract; and (v) recognition of revenue when or as we satisfy the performance obligations. Sales taxes collected from customers and remitted to government authorities are excluded from revenue and we do not license our software with a right of return.

Software Licenses

Software licenses are on-premise and fully functional when made available to the customer. As the customer can use and benefit from the license on its own, on-premise software licenses represent distinct performance obligations. Revenue is recognized upfront at the point in time when control is transferred, which is defined as the point in time when the client can use and benefit from the license. Our licenses are sold as perpetual or term licenses, and the arrangements typically contain various combinations of maintenance and services, which are generally accounted for as separate performance obligations. We use the residual approach to allocate the transaction price to our software license performance obligations because, due to the pricing of our licenses being highly variable, they do not have an observable stand-alone selling price ("SSP"). As required, we evaluate the residual approach estimate compared to all available observable data in order to conclude the estimate is representative of its SSP.

Perpetual licenses are generally invoiced upon execution of the contract and payable within 30 days. Term licenses are generally invoiced in advance on an annual basis over the term of the arrangement, which is typically one to three years. Any difference between the revenue recognized and the amount invoiced to the customer is recognized on our consolidated balance sheets as unbilled receivables until the customer is invoiced, at which point the amount is reclassed to accounts receivable.

Maintenance

Maintenance revenue is made up of technical support, bug fixes, and when-and-if available unspecified software upgrades. As these maintenance services are considered to be a series of distinct services that are substantially the same and have the same duration and measure of progress, we have concluded that they represent one combined performance obligation. Revenue is recognized ratably over the contract period. The SSP of maintenance services is a percentage of the net selling price of the related software license, which has remained within a tight range and is consistent with the stand-alone pricing of subsequent maintenance renewals.

Maintenance services are generally invoiced in advance on an annual basis over the term of the arrangement, which is typically one to three years.

Services

Services revenue primarily includes consulting and customer education services. In general, services are distinct performance obligations. Services revenue is generally recognized as the services are delivered to the customer. We apply the practical expedient of recognizing revenue upon invoicing for time and materials-based arrangements as the invoiced amount corresponds to the value of the services provided. The SSP of services is based upon observable prices in similar transactions using the hourly rates sold in stand-alone services transactions. Services are either sold on a time and materials basis or prepaid upfront.

We also offer products via a software-as-a-service ("SaaS") model, which is a subscription-based model. Our customers can use hosted software over the contract period without taking possession of it and the cloud services are available to them throughout the entire term, even if they do not use the service. Revenue related to SaaS offerings is recognized ratably over the contract period. The SSP of SaaS performance obligations is determined based upon observable prices in stand-alone SaaS transactions. SaaS arrangements are generally invoiced in advance on a monthly, quarterly, or annual basis over the term of the arrangement, which is typically one to three years.

Arrangements with Multiple Performance Obligations

When an arrangement contains multiple performance obligations, we account for individual performance obligations separately if they are distinct. We allocate the transaction price to each performance obligation in a contract based on its relative SSP. Although we do not have a history of offering these elements, prior to allocating the transaction price to each performance obligation, we consider whether the arrangement has any discounts, material rights, or specified future upgrades that may represent additional performance obligations. Determining whether products and services are distinct performance obligations and the determination of the SSP may require significant judgment.

Contract Balances

Unbilled Receivables and Contract Assets

The timing of revenue recognition may differ from the timing of customer invoicing. When revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned only on the passage of time, we record an unbilled receivable on our condensed consolidated balance sheets. Our multi-year term license arrangements, which are typically billed annually, result in revenue recognition in advance of invoicing and the recognition of unbilled receivables.

As of February 28, 2019, invoicing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2020	$1,048
2021	1,089
2022	444
Total	$2,581

Contract assets, which arise when revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation, were minimal as of February 28, 2019 and November 30, 2018. These amounts are included in unbilled receivables or long-term unbilled receivables on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Our deferred revenue balance is primarily made up of deferred maintenance from our OpenEdge and Application Development and Deployment segments.

As of February 28, 2019, the changes in deferred revenue were as follows (in thousands):

Balance, December 1, 2018 As Adjusted(1)	$135,940
Billings and other	95,792
Revenue recognized	(89,549)
Balance, February 28, 2019	$142,183
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method.

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of February 28, 2019, transaction price allocated to remaining performance obligations was $143 million. We expect to recognize approximately 92% of the revenue within the next year and the remainder thereafter.

Deferred Contract Costs

Deferred contract costs, which include certain sales incentive programs, are incremental and recoverable costs of obtaining a contract with a customer. Incremental costs of obtaining a contract with a customer are recognized as an asset if the expected benefit of those costs are longer than one year. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include a large majority of our sales incentive programs as we have determined that annual compensation is commensurate with annual sales activities.

Certain of our sales incentive programs do meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were minimal as of February 28, 2019 and November 30, 2018 and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under legacy GAAP, the recognition of current and deferred income taxes for an intra-entity transfer was prohibited until the asset has been sold to an outside party. We adopted this standard at the beginning of the first quarter of fiscal year 2019. Upon adoption, we reclassified approximately $3.4 million from non-current prepaid taxes, which is included in other assets on our consolidated balance sheet, to retained earnings as of December 1, 2018.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASC 606"). Under this standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires new disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and provides guidance on the recognition of costs related to obtaining customer contracts. We adopted this ASU effective December 1, 2018 in accordance with the full retrospective approach, which required us to retrospectively adjust certain previously reported results in the comparative prior periods presented. Upon adoption, we recorded a cumulative $31 million increase to our 2017 beginning retained earnings balance, a $15 million decrease to deferred revenue, a $28 million increase to unbilled receivables, and a $12 million increase to deferred tax liabilities.

The revenue recognition related to accounting for the following transactions is most impacted by our adoption of this standard:

•
Revenue from term licenses with extended payment terms over the term of the agreement within our Data Connectivity and Integration segment - Under the applicable revenue recognition guidance for fiscal years 2018 and prior, these transactions were recognized when the amounts were billed to the customer. In accordance with ASC 606, revenue from term license performance obligations is recognized upon delivery and revenue from maintenance performance obligations is expected to be recognized over the contract term. To the extent that we enter into these transactions, revenue from term licenses with extended payment terms will be recognized prior to the customer being billed and we will recognize an unbilled receivable on the balance sheet. Accordingly, the recognition of license revenue is accelerated under ASC 606 as we historically did not recognize revenue until the amounts had been billed to the customer.

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

The impact of the adoption of this standard on our previously reported consolidated balance sheets and consolidated statements of operations is as follows:

Consolidated Balance Sheets

	November 30, 2018
(in thousands)	As Reported	Adjustments	As Adjusted
Assets
Accounts receivable, net	$58,450	$1,265	$59,715
Short-term unbilled receivables	—	1,421	1,421
Long-term unbilled receivables	—	1,811	1,811
Deferred tax assets	1,922	(956)	966
Other assets(1)	580,237	—	580,237
Total assets	$640,609	$3,541	$644,150
Liabilities and shareholders’ equity
Short-term deferred revenue	133,194	(9,984)	123,210
Long-term deferred revenue	15,127	(2,397)	12,730
Deferred tax liabilities	3,797	2,002	5,799
Other liabilities(2)	178,409	—	178,409
Retained earnings	71,242	13,883	85,125
Accumulated other comprehensive loss	(28,213)	37	(28,176)
Other equity(3)	267,053	—	267,053
Total liabilities and shareholders’ equity	$640,609	$3,541	$644,150
(1)Includes cash and cash equivalents, short-term investments, other current assets, assets held for sale, property and equipment, net, intangible assets, net, goodwill, and other assets.
(2)Includes current portion of long-term debt, net, accounts payable, accrued compensation and related taxes, dividends payable, income taxes payable, other accrued liabilities, long-term debt, net, and other noncurrent liabilities.

(3)Includes common stock and additional paid-in capital.

Consolidated Statements of Income

	February 28, 2018
(in thousands)	As Reported	Adjustments	As Adjusted
Revenue:
Software licenses	$25,343	$711	$26,054
Maintenance and services	68,704	652	69,356
Total revenue	94,047	1,363	95,410
Costs of revenue	16,903	—	16,903
Gross Profit	77,144	1,363	78,507
Operating expenses	59,376	—	59,376
Income from operations	17,768	1,363	19,131
Other expense, net	(1,585)	—	(1,585)
Income before income taxes	16,183	1,363	17,546
Provision for income taxes	3,271	543	3,814
Net income	$12,912	$820	$13,732
Earnings per share:
Basic	$0.28	$0.02	$0.30
Diluted	$0.27	$0.02	$0.29
Weighted average shares outstanding:
Basic	46,529	—	46,529
Diluted	47,476	—	47,476

The adoption of ASC 606 had no impact on total cash from or used in operating, financing, or investing activities on our consolidated cash flow statements.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at February 28, 2019 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$94,904	$—	$—	$94,904
Money market funds	11,612	—	—	11,612
State and municipal bond obligations	14,406	—	(58)	14,348
U.S. treasury bonds	4,387	—	(8)	4,379
Corporate bonds	8,246	—	(31)	8,215
Total	$133,555	$—	$(97)	$133,458

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2018 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$101,316	$—	$—	$101,316
Money market funds	3,810	—	—	3,810
State and municipal bond obligations	19,542	—	(119)	19,423
U.S. treasury bonds	6,726	—	(21)	6,705
Corporate bonds	8,329	—	(70)	8,259
Total	$139,723	$—	$(210)	$139,513

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	February 28, 2019		November 30, 2018
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$94,904	$—	$101,316	$—
Money market funds	11,612	—	3,810	—
State and municipal bond obligations	—	14,348	—	19,423
U.S. treasury bonds	—	4,379	—	6,705
Corporate bonds	—	8,215	—	8,259
Total	$106,516	$26,942	$105,126	$34,387

The fair value of debt securities by contractual maturity is as follows (in thousands):

	February 28, 2019	November 30, 2018
Due in one year or less	$22,327	$25,051
Due after one year (1)	4,615	9,336
Total	$26,942	$34,387

(1)
Includes state and municipal bond obligations and corporate bonds, which are securities representing investments available for current operations and are classified as current on the condensed consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of February 28, 2019 or November 30, 2018.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 days and one year from the date the contract was entered. At February 28, 2019, $0.3 million was recorded in other current assets on the condensed consolidated balance sheets. At November 30, 2018, $0.3 million and $0.1 million was recorded in other noncurrent liabilities and other current assets, respectively, on the condensed consolidated balance sheets. In the three months ended February 28, 2019 and February 28, 2018, realized and unrealized gains of $0.7 million and $3.6 million, respectively, from our forward contracts were recognized in foreign currency loss, net on the condensed consolidated statements of operations. The gains were substantially offset by realized and unrealized losses on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	February 28, 2019		November 30, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$63,904	$324	$105,830	$(170)
Forward contracts to purchase U.S. dollars	495	(2)	240	—
Total	$64,399	$322	$106,070	$(170)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at February 28, 2019 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$11,612	$11,612	$—	$—
State and municipal bond obligations	14,348	—	14,348	—
U.S. treasury bonds	4,379	—	4,379	—
Corporate bonds	8,215	—	8,215	—
Foreign exchange derivatives	$322	$—	$322	$—

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

Nonrecurring Fair Value Measurements

During the fourth quarter of fiscal year 2018, certain assets were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Based on the fair value measurement, we recorded a $5.1 million asset impairment charge as of November 30, 2018 related to certain corporate land and building assets previously reported as property and equipment, net that we reclassified to assets held for sale on our consolidated balance sheet.

The following table presents nonrecurring fair value measurements as of November 30, 2018 (in thousands):

	Total Fair Value	Total Losses
Assets held for sale	$5,776	$5,147

The fair value measurement of the assets held for sale were measured using third-party valuation models and were determined using an income-based valuation methodology, which includes discounted expected cash flows. As the discounted cash flows represent unobservable inputs, the fair value was classified as a Level 3 measurement within the fair value hierarchy. The expected cash flows include proceeds from the sale, offset by the costs incurred to sell the assets.

We did not have any nonrecurring fair value measurements as of February 28, 2019.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	February 28, 2019			November 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$146,501	$(108,599)	$37,902	$154,301	$(110,959)	$43,342
Customer-related	67,642	(58,901)	8,741	67,802	(56,589)	11,213
Trademarks and trade names	17,740	(14,086)	3,654	17,740	(13,376)	4,364
Total	$231,883	$(181,586)	$50,297	$239,843	$(180,924)	$58,919

In the first quarter of fiscal years 2019 and 2018, amortization expense related to intangible assets was $8.6 million and $9.1 million, respectively.

Future amortization expense for intangible assets as of February 28, 2019 is as follows (in thousands):

Remainder of 2019	$26,310
2020	10,152
2021	10,033
2022	3,802
Total	$50,297

Goodwill

Changes in the carrying amount of goodwill in the three months ended February 28, 2019 are as follows (in thousands):

Balance, November 30, 2018	$314,992
Translation adjustments	18
Balance, February 28, 2019	$315,010

Changes in the goodwill balances by reportable segment in the three months ended February 28, 2019 are as follows (in thousands):

	November 30, 2018	Translation adjustments	February 28, 2019
OpenEdge	$248,987	$18	$249,005
Data Connectivity and Integration	19,040	—	19,040
Application Development and Deployment	46,965	—	46,965
Total goodwill	$314,992	$18	$315,010

During the quarter ending February 28, 2019, no triggering events occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

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

The credit facility matures on November 20, 2022, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of February 28, 2019 was $116.0 million, with $7.0 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2018. The principal repayment amounts are in accordance with the following schedule: (i) eight payments of $1.5 million each, (ii) four payments of $2.3 million each, (iii) four payments of $3.1 million each, (iv) three payments of $3.9 million each, and (v) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of February 28, 2019, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate of the credit facility as of February 28, 2019 was 4.00%.

Costs incurred to obtain our long-term debt of $1.8 million are recorded as debt issuance costs as a direct deduction from the carrying value of the debt liability on our condensed consolidated balance sheets as of February 28, 2019. These costs are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to the debt issuance costs of $0.1 million for the three months ended February 28, 2019 and February 28, 2018, respectively, is recorded in interest expense on our condensed consolidated statements of operations.

Revolving loans may be borrowed, repaid, and reborrowed until November 20, 2022, at which time all amounts outstanding must be repaid. As of February 28, 2019, there were no amounts outstanding under the revolving line and $1.3 million of letters of credit.

As of February 28, 2019, aggregate principal payments of long-term debt for the next five years are (in thousands):

Remainder of 2019	$4,641
2020	9,281
2021	12,375
2022	89,719
Total	$116,016

Note 7: Common Stock Repurchases

We repurchased and retired 0.7 million shares of our common stock for $25.0 million in the three months ended February 28, 2019 and 1.1 million shares for $45.0 million in the three months ended February 28, 2018. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program.

In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of February 28, 2019, there was $75.0 million remaining under this current authorization.

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

During fiscal year 2017, we granted performance-based restricted stock units that include a three-year market condition under a Long-Term Incentive Plan (“LTIP”) where the performance measurement period is three-years. Vesting of the LTIP awards is based on our level of attainment of specified total stockholder return ("TSR") targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods and is also subject to the continued employment of the grantees. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model.

During the first quarter of fiscal years 2018 and 2019, we granted performance-based restricted stock units that include two performance metrics under the LTIP where the performance measurement period is three years. Vesting of the 2018 and 2019

LTIP awards is as follows: (i) 50% is based on the three-year market condition as described above (TSR), and (ii) 50% is based on achievement of a three-year cumulative performance condition (operating income). In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award, and used the closing price of our common stock on the date of grant, less the present value of expected dividends, for the portion related to the performance condition.

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

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of operations (in thousands):

	Three Months Ended
	February 28, 2019	February 28, 2018
Cost of maintenance and services	$244	$246
Sales and marketing	1,048	370
Product development	1,928	2,046
General and administrative	2,586	1,908
Total stock-based compensation	$5,806	$4,570

Note 9: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the three months ended February 28, 2019 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Investments	Accumulated Other Comprehensive (Loss) Income
Balance, December 1, 2018, as adjusted	$(27,973)	$(203)	$(28,176)
Other comprehensive income before reclassifications, net of tax	1,479	83	1,562
Balance, February 28, 2019	$(26,494)	$(120)	$(26,614)

The tax effect on accumulated unrealized (losses) gains on investments was minimal as of February 28, 2019 and November 30, 2018.

Note 10: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2018	$307	$4	$311
Costs incurred	411	4	415
Cash disbursements	(151)	(8)	(159)
Translation adjustments and other	(84)	—	(84)
Balance, February 28, 2019	$483	$—	$483

During fiscal year 2017, we undertook certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by over 20%. These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. We also consolidated offices in various locations during fiscal years 2017 and 2018 and the first quarter of fiscal year 2019. We expect to incur additional expenses related to facility closures as part of this restructuring action through fiscal year 2019, but we do not expect these additional costs to be material.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions, and other costs, which include asset impairment charges.

As part of this fiscal year 2017 restructuring, for the three months ended February 28, 2019, we incurred expenses of $0.4 million, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2019. Accordingly, the balance of the restructuring reserve of $0.5 million is included in other accrued liabilities on the condensed consolidated balance sheet at February 28, 2019.

Note 11: Income Taxes

Our income tax provision for the three months ended February 28, 2019 and February 28, 2018 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

The increase in our effective tax rate in the three months ended February 28, 2019 compared to the same period in the prior year is primarily due to a provisional tax benefit amount of $1.4 million recorded in the three months ended February 28, 2018 related to the re-measurement of our U.S. deferred tax balances due to the enactment of tax reform in the U.S. that lowered the federal corporate tax rate.

Certain international provisions of the Tax Cuts and Jobs Act became effective for us in fiscal year 2019. The global intangible low-taxed income ("GILTI") provisions require us to include in our U.S. income tax base foreign subsidiary earnings in excess of an allowable return of the foreign subsidiary's tangible assets. We have forecasted that we will be subject to incremental U.S. tax resulting from GILTI inclusions in fiscal year 2019.

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

	Three Months Ended
	February 28, 2019	February 28, 2018
		As Adjusted(1)
Net income	$9,402	$13,732
Weighted average shares outstanding	44,956	46,529
Dilutive impact from common stock equivalents	330	947
Diluted weighted average shares outstanding	45,286	47,476
Basic earnings per share	$0.21	$0.30
Diluted earnings per share	$0.21	$0.29
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

We excluded stock awards representing approximately 911,000 shares and 344,000 shares of common stock from the calculation of diluted earnings per share in the three months ended February 28, 2019 and February 28, 2018, respectively, because these awards were anti-dilutive.

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

The following table provides revenue and contribution margin from our reportable segments and reconciles to the consolidated income from continuing operations before income taxes:

	Three Months Ended
	February 28, 2019	February 28, 2018
(In thousands)		As Adjusted(1)
Segment revenue:
OpenEdge	$65,252	$66,663
Data Connectivity and Integration	6,000	9,492
Application Development and Deployment	18,297	19,255
Total revenue	89,549	95,410
Segment costs of revenue and operating expenses:
OpenEdge	18,315	15,762
Data Connectivity and Integration	1,500	1,629
Application Development and Deployment	5,427	6,798
Total costs of revenue and operating expenses	25,242	24,189
Segment contribution margin:
OpenEdge	46,937	50,901
Data Connectivity and Integration	4,500	7,863
Application Development and Deployment	12,870	12,457
Total contribution margin	64,307	71,221
Other unallocated expenses(2)	48,898	52,090
Income from operations	15,409	19,131
Other expense, net	(2,003)	(1,585)
Income before income taxes	$13,406	$17,546
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.
(2)The following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: certain product development and corporate sales and marketing expenses, customer support, administration, amortization of acquired intangibles, stock-based compensation, fees related to shareholder activist, restructuring, and acquisition-related expenses.

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended
	February 28, 2019	February 28, 2018
(In thousands)		As Adjusted(1)
Performance obligations transferred at a point in time:
Software licenses	$22,802	$26,054
Performance obligations transferred over time:
Maintenance	59,999	62,184
Services	6,748	7,172
Total revenue	$89,549	$95,410
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

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

	Three Months Ended
	February 28, 2019		February 28, 2018
(In thousands)			As Adjusted(1)
North America	$46,498	52%	$52,198	55%
EMEA	33,372	37%	33,296	35%
Latin America	4,461	5%	4,942	5%
Asia Pacific	5,218	6%	4,974	5%
Total revenue	$89,549	100%	$95,410	100%
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

No single customer, partner, or country outside of the U.S. has accounted for more than 10% of our total revenue for the three months ended February 28, 2019 and February 28, 2018. As of February 28, 2019 and November 30, 2018, no individual customer accounted for 10% or more of our net accounts receivable balance. As of February 28, 2019 and November 30, 2018, no individual foreign country accounting for 10% or more of total consolidated assets.

Note 14: Subsequent Events

On March 28, 2019, we entered into an acquisition agreement with Ipswitch, Inc. (“Ipswitch”), pursuant to which we will acquire all of the outstanding equity interests of Ipswitch for $225 million in cash. We will fund the transaction with existing cash on hand and funds secured under a new credit facility. Ipswitch will provide us with leading network management and secure data file transfer capabilities for small and medium-sized businesses and enterprises. The transaction is expected to be completed in late April 2019, subject to customary regulatory approvals and conditions. Results of operations for Ipswitch will be included in our consolidated financial statements as part of the OpenEdge business segment from the date of acquisition.

In connection with the announced acquisition of Ipswitch, we intend to suspend our stock repurchase program for the remainder of fiscal 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adoption of New Accounting Standards

We adopted the new accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018, using the full retrospective method, which required us to restate prior comparable periods. See Note 1. Nature of Business and Basis of Presentation for further information. Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been adjusted to reflect the full retrospective adoption of ASC 606.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with GAAP. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates. The most significant estimates relate to: the timing and amounts of revenue recognition, including the determination of the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and the transaction price allocated to performance obligations; the realization of tax assets and estimates of tax liabilities; fair values of investments in marketable securities; assets held for sale; intangible assets and goodwill valuations; the recognition and disclosure of contingent liabilities; the collectability of accounts receivable; and assumptions used to determine the fair value of stock-based compensation. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2018.

Revenue Policy

Our contracts with customers often include various combinations of products and services. The determination of whether these products and services are considered to be distinct performance obligations that should be accounted for separately or if they should be combined requires significant judgment. Further, we utilize a variety of estimation methods to determine the appropriate Standalone Selling Price ("SSP") for each product and service. We use the residual approach in allocating the transaction price to each distinct performance obligation. As required, we evaluate the residual approach estimate compared to all available observable data in order to conclude the estimate is representative of its SSP. See Note 1. Nature of Business and Basis of Presentation for further information.

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “believe,” “may,” “could,” “would,” “might,” “should,” “expect,” “intend,” “plan,” “target,” “anticipate” and “continue,” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are a number of factors that could cause actual results or future events to differ materially from those anticipated by the forward-looking statements, including, without limitation: (1) Economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price. (2) We may fail to achieve our financial forecasts due to such factors as delays or size reductions in transactions, fewer large transactions in a particular quarter, fluctuations in currency exchange rates, or a decline in our renewal rates for contracts. (3) Our ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy, may not be successful. (4) If we are unable to develop new or sufficiently differentiated products and services, or to enhance and improve our existing products and services in a timely manner to meet market demand, partners and customers may not purchase new software licenses or subscriptions or purchase or renew support contracts. (5) We depend upon our extensive partner channel and we may not be successful in retaining or expanding our relationships with channel partners. (6) Our international sales and operations subject us to additional risks that can adversely affect our operating results, including risks relating to foreign currency gains and losses. (7) If the security measures for our software, services or other offerings are compromised or subject to a successful cyber-attack, or if such offerings contain significant coding or configuration errors, we may experience reputational harm, legal claims and financial exposure. (8) We have made acquisitions, and may make acquisitions in the future, and those acquisitions may not be successful, may involve unanticipated costs or other integration issues or may disrupt our existing operations. (9) Those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

In September 2017, we announced a new capital allocation strategy pursuant to which we are targeting to return approximately 75-80% of our annual cash flows from operations to stockholders in the form of share repurchases and through dividends. To that end, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of February 28, 2019, there was $75.0 million remaining under this current authorization. As discussed further below, we intend to suspend our stock repurchase program for the remainder of fiscal 2019. We expect to resume share repurchases in fiscal 2020, at a level consistent with our publicly stated capital allocation policy.

On September 21, 2018, our Board of Directors approved an 11% increase to our quarterly cash dividend from $0.14 to $0.155 per share of common stock. We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy. However, we may terminate or modify this program at any time. On March 19, 2019, our Board of Directors declared a quarterly dividend of $0.155 per share of common stock that will be paid on June 17, 2019 to shareholders of record as of the close of business on June 3, 2019.

On March 28, 2019, we entered into an acquisition agreement with Ipswitch, Inc. (“Ipswitch”), pursuant to which we will acquire all of the outstanding equity interests of Ipswitch for $225 million in cash. We will fund the transaction with existing cash on hand and funds secured under a new credit facility. Ipswitch will provide us with leading network management and secure data file transfer capabilities for small and medium-sized businesses and enterprises. Founded in 1991, Ipswitch serves approximately 24,000 customers in 170 countries. Ipswitch has approximately $75 million in revenue, of which 75% is recurring. Ipswitch has blue-chip customers across all verticals, including finance and banking, healthcare, insurance, retail, government and biotech. The transaction is expected to be completed in late April 2019, subject to customary regulatory approvals and conditions. In connection with the announced acquisition of Ipswitch, we intend to suspend our stock repurchase program for the remainder of fiscal 2019.

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

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. The impact of foreign exchange did not result in a material impact on revenue during fiscal years 2018 or 2017, but since approximately one-third of our revenue is denominated in foreign currency, future fluctuations in foreign currency rates may significantly impact our results.

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2019	February 28, 2018	As Reported	Constant Currency
Revenue	$89,549	$95,410	(6)%	(4)%

Total revenue decreased in the first quarter of fiscal year 2019 as compared to the same quarter last year due to a decrease in license revenue as further described below as well as the strengthening of the U.S. dollar during the quarter, which resulted in an unfavorable impact from foreign currency exchange rates. Changes in prices from the fiscal year 2018 to 2019 did not have a significant impact on our revenue.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2019	February 28, 2018	As Reported	Constant Currency
License	$22,802	$26,054	(12)%	(10)%
As a percentage of total revenue	25%	27%

Software license revenue decreased in the first quarter of fiscal year 2019 as compared to the same period last year due to the timing of revenue in our Data Connectivity and Integration segment, partially offset by an increase in license sales in our OpenEdge segment. Software license revenue for this quarter also decreased due to the unfavorable impact from currency exchange rates and a decrease in revenue from our Application Development and Deployment segment.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2019	February 28, 2018	As Reported	Constant Currency
Maintenance	$59,999	$62,184	(4)%	(1)%
As a percentage of total revenue	67%	65%
Services	6,748	7,172	(6)%	(4)%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$66,747	$69,356	(4)%	(1)%
As a percentage of total revenue	75%	73%

Maintenance revenue decreased in the first quarter of fiscal year 2019 as compared to the same quarter last year due to an unfavorable impact from currency exchange rates and a decrease in maintenance revenue in our OpenEdge segment. The decrease in services revenue in the first quarter of fiscal year 2019 was primarily due to lower professional services revenue from our Application Development and Deployment segment.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2019	February 28, 2018	As Reported	Constant Currency
North America	$46,498	$52,198	(11)%	(11)%
As a percentage of total revenue	52%	55%
EMEA	$33,372	$33,296	—%	5%
As a percentage of total revenue	37%	35%
Latin America	$4,461	$4,942	(10)%	(1)%
As a percentage of total revenue	5%	5%
Asia Pacific	$5,218	$4,974	5%	11%
As a percentage of total revenue	6%	5%

Total revenue generated in North America decreased $5.7 million, and total revenue generated outside North America remained flat in the first quarter of fiscal year 2019 as compared to the same quarter last year. The decrease in North America was primarily due to a decrease in license revenue in our Data Connectivity and Integration segment, professional services revenue decreases in our Application Development and Deployment segment and a decline in maintenance revenue in our OpenEdge segment. The slight increase in EMEA was primarily due to higher license revenue from our Data Connectivity and Integration segment, offset by the unfavorable impact from currency exchange rates as described above. Revenue in Latin America decreased primarily due to an unfavorable impact of exchange rate fluctuations. The revenue generated in Asia Pacific increased primarily due to higher license revenue in our OpenEdge segment.

Total revenue generated in markets outside North America represented 48% of total revenue in the first quarter of fiscal year 2019 compared to 45% in the same period last year. If exchange rates had remained constant in the first three months of fiscal year 2019 as compared to the exchange rates in effect in the same period of fiscal year 2018, total revenue generated in markets outside North America would have represented 49% of total revenue.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	February 28, 2019	February 28, 2018	As Reported	Constant Currency
OpenEdge segment	$65,252	$66,663	(2)%	1%
Data Connectivity and Integration segment	6,000	9,492	(37)%	(37)%
Application Development and Deployment segment	18,297	19,255	(5)%	(5)%
Total revenue	$89,549	$95,410	(6)%	(4)%

Revenue in the OpenEdge segment decreased largely due to the negative impact of exchange rate fluctuations. Data Connectivity and Integration revenue decreased compared to the prior year period due to the timing of certain renewals by original equipment manufacturers ("OEMs"). Application Development and Deployment revenue decreased primarily due to lower license and professional services revenue.

Cost of Software Licenses

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
Cost of software licenses	$1,167	$1,261	(7)%
As a percentage of software license revenue	5%	5%
As a percentage of total revenue	1%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix. The slight decrease in cost of software licenses in the first quarter of fiscal year 2019 was a result of lower payments of royalties to third parties as compared to the prior period.

Cost of Maintenance and Services

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
Cost of maintenance and services	$9,439	$9,824	(4)%
As a percentage of maintenance and services revenue	14%	14%
As a percentage of total revenue	11%	10%

Cost of maintenance and services consists primarily of the costs of providing customer support, consulting, and education. Cost of maintenance and services decreased slightly due to lower compensation-related costs.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
Amortization of acquired intangibles	$5,433	$5,818	(7)%
As a percentage of total revenue	6%	6%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles decreased in the first quarter of fiscal year 2019 as compared to the same quarter last year. The decrease was due to the completion of amortization of certain intangible assets acquired in prior years.

Gross Profit

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
Gross profit	$73,510	$78,507	(6)%
As a percentage of total revenue	82%	82%

Our gross profit decreased primarily due to the decrease of license and maintenance revenue, partially offset by lower cost of revenue and amortization of acquired intangibles, as described above.

Sales and Marketing

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
Sales and marketing	$22,323	$21,428	4%
As a percentage of total revenue	25%	22%

Sales and marketing expenses increased primarily due to higher stock-based compensation expense, as well as higher compensation-related costs in the first quarter of fiscal year 2019 compared to the same quarter last year.

Product Development

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
Product development	$19,890	$20,245	(2)%
As a percentage of total revenue	22%	21%

Product development expenses decreased primarily due to lower compensation-related costs from a decrease in headcount, as well as lower stock-based compensation expense in the first quarter of fiscal year 2019 compared to the same quarter last year.

General and Administrative

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
General and administrative	$12,285	$11,262	9%
As a percentage of total revenue	14%	12%

General and administrative expenses include the costs of our finance, human resources, legal, information systems, and administrative departments. General and administrative expenses increased primarily due to higher stock-based compensation expense, as well as higher compensation-related costs, partially offset by lower outside service expense in the first quarter of fiscal year 2019 compared to the same quarter last year.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
Amortization of acquired intangibles	$3,188	$3,319	(4)%
As a percentage of total revenue	4%	3%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles remained flat in the first quarter of fiscal year 2019 compared to the same quarter last year.

Fees Related to Shareholder Activist

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
Fees related to shareholder activist	$—	$1,258	*
As a percentage of total revenue	—%	1%
* Not meaningful

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

Restructuring Expenses

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
Restructuring expenses	$415	$1,821	(77)%
As a percentage of total revenue	—%	2%
* Not meaningful

Restructuring expenses recorded in the first fiscal quarter of 2019 relate to the restructuring activities that occurred in fiscal year 2017. See Note 10 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
Acquisition-related expenses	$—	$43	(100)%
As a percentage of total revenue	—%	—%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, including earn-out payments treated as compensation expense. Acquisition-related expenses in the first quarter of fiscal year 2019 and 2018 were minimal.

Income from Operations

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
Income from operations	$15,409	$19,131	(19)%
As a percentage of total revenue	17%	20%

Income from operations decreased in the first quarter of fiscal year 2019 as compared to the same quarter last year due to a decrease in revenue, partially offset by a decrease in costs of revenue and operating expenses as shown above. This decrease was also partially offset by lower restructuring expenses as well as professional and other fees incurred relating to Praesidium’s actions in the first fiscal quarter of 2019.

Income from Operations by Segment

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
OpenEdge segment	$46,937	$50,901	(8)%
Data Connectivity and Integration segment	4,500	7,863	(43)%
Application Development and Deployment segment	12,870	12,457	3%
Other unallocated expenses	(48,898)	(52,090)	(6)%
Income from operations	$15,409	$19,131	(19)%

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

Other (Expense) Income, net

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
Interest expense	$(1,389)	$(1,165)	(19)%
Interest income and other, net	229	408	(44)%
Foreign currency (loss) gain, net	(843)	(828)	(2)%
Total other (expense) income, net	$(2,003)	$(1,585)	(26)%
As a percentage of total revenue	(2)%	(2)%

Other (expense) income, net decreased in the first quarter of fiscal year 2019 compared to the same quarter last year primarily due to higher interest expense and lower interest income. The change in foreign currency gains and losses is a result of movements in exchange rates and the impact in the first quarter of fiscal year 2019 on our intercompany receivables and payables denominated in currencies other than local currencies.

Provision for Income Taxes

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
Provision for income taxes	$4,004	$3,814	5%
As a percentage of total revenue	4%	4%

Our effective income tax rate was 30% in the first quarter of fiscal year 2019 compared to 22% in the first quarter of fiscal year 2018. The increase in our effective tax rate in the three months ended February 28, 2019 compared to the same period in the prior year is primarily due to a provisional tax benefit amount of $1.4 million recorded in the three months ended February 28, 2018 related to the re-measurement of our U.S. deferred tax balance due to enactment of tax reform in the U.S. that lowered the federal corporate tax rate.

Net Income

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018	Percentage Change
Net income	$9,402	$13,732	(32)%
As a percentage of total revenue	10%	14%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	February 28, 2019	November 30, 2018
Cash and cash equivalents	$106,516	$105,126
Short-term investments	26,942	34,387
Total cash, cash equivalents and short-term investments	$133,458	$139,513

The decrease in cash, cash equivalents and short-term investments of $6.1 million from the end of the fiscal year 2018 was due to repurchases of common stock of $25.0 million, dividend payments of $7.0 million, payments of debt obligations in the amount of $1.5 million, and payments of capital expenditures of $0.2 million. These cash outflows were partially offset by cash inflows from operations of $24.4 million, $1.9 million in cash received from the issuance of common stock, and the effect of exchange rates on cash of $1.4 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents, and short-term investments.

As of February 28, 2019, $38.1 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. In fiscal year 2018, we repurchased and retired 2.9 million shares of our common stock for $120.0 million. For the three months ended February 28, 2019, we repurchased and retired 0.7 million shares of our common stock for $25.0 million. As of February 28,

2019, there is $75.0 million remaining under this current authorization. In connection with the announced acquisition of Ipswitch, we intend to suspend our stock repurchase program for the remainder of fiscal 2019. We expect to resume share repurchases in fiscal 2020, at a level consistent with our publicly stated capital allocation policy.

Dividends

On September 21, 2018, our Board of Directors approved an 11% increase to our quarterly cash dividend from $0.14 to $0.155 per share of common stock. We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy. However, we may terminate or modify this program at any time. On March 19, 2019, our Board of Directors declared a quarterly dividend of $0.155 per share of common stock that will be paid on June 17, 2019 to shareholders of record as of the close of business on June 3, 2019.

Restructuring Activities

During fiscal year 2017, we undertook certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by over 20%. These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. We also consolidated offices in various locations during fiscal years 2017 and 2018 and the first quarter of fiscal year 2019. We expect to incur additional expenses related to facility closures as part of this restructuring action through fiscal year 2019, but we do not expect these additional costs to be material.

As part of this fiscal year 2017 restructuring, for the three months ended February 28, 2019, we incurred expenses of $0.4 million, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

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

The credit facility matures on November 20, 2022, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of February 28, 2019 was $116.0 million, with $7.0 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 28, 2018. The principal repayment amounts are in accordance with the following schedule: (i) eight payments of $1.5 million each, (ii) four payments of $2.3 million each, (iii) four payments of $3.1 million each, (iv) three payments of $3.9 million each, and (v) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of February 28, 2019, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate of the credit facility as of February 28, 2019 was 4.00%.

Revolving loans may be borrowed, repaid, and reborrowed until November 20, 2022, at which time all amounts outstanding must be repaid. As of February 28, 2019, there were no amounts outstanding under the revolving line and $1.3 million of letters of credit.

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these financial covenants as of February 28, 2019.

Cash Flows from Operating Activities

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018
Net income	$9,402	$13,732
Non-cash reconciling items included in net income	13,465	16,281
Changes in operating assets and liabilities	1,577	1,582
Net cash flows from operating activities	$24,444	$31,595

The decrease in cash generated from operations in the first three months of fiscal year 2019 as compared to the first three months of fiscal year 2018 was primarily due to lower operating income. Our gross accounts receivable as of February 28, 2019 decreased by $5.3 million from the end of fiscal year 2018, however, our days sales outstanding (DSO) in accounts receivable increased to 56 days from 51 days in the fiscal first quarter of 2018 due to the timing of billings and collections. In addition, our total deferred revenue as of February 28, 2019 decreased by $6.2 million from the end of fiscal year 2018.

Cash Flows from (used in) Investing Activities

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018
Net investment activity	$7,405	$(558)
Purchases of property and equipment	(246)	(1,386)
Net cash flows from (used in) investing activities	$7,159	$(1,944)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In addition, we purchased $0.2 million of property and equipment in the first three months of fiscal year 2019, as compared to $1.4 million in the first three months of fiscal year 2018.

Cash Flows from Financing Activities

	Three Months Ended
(In thousands)	February 28, 2019	February 28, 2018
Proceeds from stock-based compensation plans	$1,894	$2,469
Repurchases of common stock	(25,000)	(45,000)
Payment of principal on long-term debt	(1,547)	(1,547)
Dividend payments to shareholders	(6,992)	(6,619)
Net cash flows used in financing activities	$(31,645)	$(50,697)

During the first three months of fiscal year 2019, we received $1.9 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $2.5 million in the first three months of fiscal year 2018. Significantly, in the first three months of fiscal year 2019, we repurchased $25.0 million of our common stock under our share repurchase plan compared to $45.0 million in the same period of the prior year. In addition, we made dividend payments of $7.0 million to our shareholders during the first three months of fiscal year 2019, as compared to $6.6 million in the first three months of fiscal year 2018. We also made principal payments of our long-term debt of $1.5 million in both fiscal year 2019 and fiscal year 2018.

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

Off-Balance Sheet Arrangements

Our only significant off-balance sheet commitments relate to operating lease obligations. Future annual minimum rental lease payments are detailed in Note 9 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018. We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

There have been no material changes to our contractual obligations disclosed in tabular format in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018.

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal year 2019, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2018 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 606 on our financial statements to facilitate our adoption of it on December 1, 2018. There were no material changes to our internal control over financial reporting due to the adoption of ASC 606.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018. For convenience, such risk factors are included below. The risks discussed below could materially affect our business, financial condition and future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

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

For example, in May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”).  ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes prior revenue recognition guidance, including industry-specific guidance. This new standard is both technical and complex. The Company adopted ASC 606 effective December 1, 2018 and adjusted prior period consolidated financial statements to reflect full retrospective adoption, beginning with our Quarterly Report on Form 10-Q for the first quarter of 2019. Management has completed assessing the impact the adoption of this standard will have on the Company’s consolidated financial statements, which will have a material impact on our consolidated financial statements, including the way we account for arrangements involving our term licenses and perpetual licenses with maintenance and/or support. In connection with the adoption of ASC 606, we implemented new processes, systems and internal controls. Such changes and any difficulties implementing such changes could materially adversely affect our reported financial results, our ability to comply with regulatory reporting requirements, and the effectiveness of our internal controls over financial reporting. For a discussion of the impact that the implementation of ASC 606 had on our consolidated financial statements and related disclosures, see Note 1. Nature of Business and Basis of Presentation.

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

We face various risks in connection with our proposed acquisition of Ipswitch, Inc.  On March 28, 2019, we entered into an agreement to acquire Ipswitch, Inc. We face various risks in connection with our proposed acquisition of Ipswitch, including the effects of disruption from the transaction making it more difficult to maintain relationships with employees, licensees, other business partners or governmental entities, other business effects, including the effects of industry, economic or political conditions outside of our or Ipswitch’s control, transaction costs, actual or contingent liabilities, diversion of management, uncertainties as to whether anticipated synergies will be realized and uncertainties as to whether Ipswitch’s business will be successfully integrated with our business. Any one or more of these factors could have a material adverse effect on the combined business, our results of operations and our financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the first quarter of fiscal year 2019 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 2018	—	$—	—	$100,000
January 2019	247,186	35.38	247,186	91,249
February 2019	440,732	36.85	440,732	75,000
Total	687,918	$36.32	687,918	$75,000

(1)
In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of February 28, 2019, there was $75.0 million remaining under this authorization. In connection with the announced acquisition of Ipswitch, we intend to suspend our stock repurchase program for the remainder of fiscal 2019. We expect to resume share repurchases in fiscal 2020, at a level consistent with our publicly stated capital allocation policy.

Item 5. Other Information

On March 19, 2019, the Board of Directors adopted the 2019 Fiscal Year Compensation Program for Non-Employee Directors (the “2019 Plan”), which provides for the payment of cash and equity compensation to non-employee members of our Board of Directors in connection with their service to Progress. The 2019 Plan is identical to the compensation plan applicable to directors in 2018.

Under the 2019 Plan, our non-employee directors will be paid an annual retainer of $250,000. This annual retainer will be paid $50,000 in cash and $200,000 in equity (with the equity paid in the form of deferred stock units which convert to shares of common stock only upon a change in control of the Company or the cessation of service on the Board of Directors). The non-executive Chairman of the Board will be paid an additional cash retainer of $50,000. With respect to service on the committees of our Board of Directors, the following fees will be paid:

•	Audit Committee - $25,000 for the Chairman and $20,000 for the other members;

•	Compensation Committee - $25,000 for the Chairman and $15,000 for the other members;

•	Nominating and Corporate Governance Committee - $12,500 for the Chairman and $10,000 for the other members; and

•	Mergers and Acquisitions Committee - $12,500 for the Chairman and $10,000 for the other members.

On March 28, 2019, we entered into an acquisition agreement with Ipswitch, Inc. (“Ipswitch”), pursuant to which we will acquire all of the outstanding equity interests of Ipswitch for $225 million in cash. We will fund the transaction with existing cash on hand and funds secured under a new credit facility. Ipswitch will provide us with leading network management and secure data file transfer capabilities for small and medium-sized businesses and enterprises. Founded in 1991, Ipswitch serves approximately 24,000 customers in 170 countries. Ipswitch has approximately $75 million in revenue, of which 75% is recurring. Ipswitch has blue-chip customers across all verticals, including finance and banking, healthcare, insurance, retail, government and biotech. The transaction is expected to be completed in late April 2019, subject to customary regulatory approvals and conditions. In connection with the announced acquisition of Ipswitch, we intend to suspend our stock repurchase program for the remainder of fiscal 2019. We expect to resume share repurchases in fiscal 2020, at a level consistent with our publicly stated capital allocation policy.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1*	2019 Fiscal Year Compensation Program for Non-Employee Directors

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Paul A. Jalbert

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 28, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 28, 2019 and November 30, 2018; (ii) Condensed Consolidated Statements of Income for the three months ended February 28, 2019 and February 28, 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 28, 2019 and February 28, 2018; (iv) Condensed Consolidated Statements of Shareholders' Equity for the three months ended February 28, 2019 and February 28, 2018; (v) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2019 and February 28, 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	April 5, 2019	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 5, 2019	/s/ PAUL A. JALBERT
Paul A. Jalbert
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)