Form 10-Q
period 2019-05-31
PROGRESS SOFTWARE CORP /MA
filed 2019-07-09
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of June 27, 2019, there were 44,725,245 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

	May 31, 2019	November 30, 2018
(In thousands, except share data)		As Adjusted(1)
Assets
Current assets:
Cash and cash equivalents	$103,249	$105,126
Short-term investments	25,304	34,387
Total cash, cash equivalents and short-term investments	128,553	139,513
Accounts receivable (less allowances of $795 and $840, respectively)	52,040	59,715
Unbilled receivables	5,160	1,421
Other current assets	18,553	25,080
Assets held for sale	—	5,776
Total current assets	204,306	231,505
Long-term unbilled receivables	4,488	1,811
Property and equipment, net	32,971	30,714
Intangible assets, net	150,907	58,919
Goodwill	432,623	314,992
Deferred tax assets	1,877	966
Other assets	2,733	5,243
Total assets	$829,905	$644,150
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, net	$7,002	$5,819
Accounts payable	9,541	10,593
Accrued compensation and related taxes	20,762	25,500
Dividends payable to shareholders	6,944	6,998
Income taxes payable	3,416	1,228
Other accrued liabilities	20,605	12,686
Short-term deferred revenue	135,929	123,210
Total current liabilities	204,199	186,034
Long-term debt, net	291,194	110,270
Long-term deferred revenue	14,476	12,730
Deferred tax liabilities	70	5,799
Other noncurrent liabilities	4,619	5,315
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 44,723,199 shares in 2019 and 45,114,935 shares in 2018	282,193	267,053
Retained earnings	61,744	85,125
Accumulated other comprehensive loss	(28,590)	(28,176)
Total shareholders’ equity	315,347	324,002
Total liabilities and shareholders’ equity	$829,905	$644,150
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
(In thousands, except per share data)		As Adjusted(1)		As Adjusted(1)
Revenue:
Software licenses	$29,728	$22,526	$52,530	$48,580
Maintenance and services	70,267	70,338	137,014	139,694
Total revenue	99,995	92,864	189,544	188,274
Costs of revenue:
Cost of software licenses	925	1,233	2,092	2,494
Cost of maintenance and services	10,580	9,511	20,019	19,335
Amortization of acquired intangibles	6,106	5,899	11,539	11,717
Total costs of revenue	17,611	16,643	33,650	33,546
Gross profit	82,384	76,221	155,894	154,728
Operating expenses:
Sales and marketing	24,832	21,658	47,155	43,086
Product development	21,688	19,822	41,578	40,067
General and administrative	12,654	12,190	24,939	23,452
Amortization of acquired intangibles	4,585	3,318	7,773	6,637
Fees related to shareholder activist	—	214	—	1,472
Restructuring expenses	2,777	426	3,192	2,247
Acquisition-related expenses	1,107	43	1,107	86
Total operating expenses	67,643	57,671	125,744	117,047
Income from operations	14,741	18,550	30,150	37,681
Other (expense) income:
Interest expense	(2,210)	(1,272)	(3,599)	(2,437)
Interest income and other, net	344	231	573	639
Foreign currency loss, net	(451)	(243)	(1,294)	(1,071)
Total other expense, net	(2,317)	(1,284)	(4,320)	(2,869)
Income before income taxes	12,424	17,266	25,830	34,812
Provision for income taxes	4,243	4,362	8,247	8,175
Net income	$8,181	$12,904	$17,583	$26,637
Earnings per share:
Basic	$0.18	$0.28	$0.39	$0.58
Diluted	$0.18	$0.28	$0.39	$0.57
Weighted average shares outstanding:
Basic	44,611	45,531	44,784	46,030
Diluted	45,287	46,087	45,287	46,781

Cash dividends declared per common share	$0.155	$0.140	$0.310	$0.280
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
(In thousands)		As Adjusted(1)		As Adjusted(1)
Net income	$8,181	$12,904	$17,583	$26,637
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,030)	(9,018)	(551)	(5,187)
Unrealized gain (loss) on investments, net of tax provision of $18 and $48 for the second quarter and first six months of 2019, respectively, and $0 and $39 for the second quarter and first six months of 2018, respectively	54	(1)	137	(28)
Total other comprehensive loss, net of tax	(1,976)	(9,019)	(414)	(5,215)
Comprehensive income	$6,205	$3,885	$17,169	$21,422
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Shareholders’ Equity

	Six Months Ended May 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2018 as adjusted(1)	45,115	$451	$266,602	$85,125	$(28,176)	$324,002
Issuance of stock under employee stock purchase plan	99	1	2,802	—	—	2,803
Exercise of stock options	44	—	1,317	—	—	1,317
Vesting of restricted stock units and release of deferred stock units	146	1	(1)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(37)	—	(1,637)	—	—	(1,637)
Stock-based compensation	—	—	11,922	—	—	11,922
Issuance of shares related to non-compete agreement (Note 6)	44	—	2,000	—	—	2,000
Adjustment due to adoption of ASU 2016-16	—	—	—	(3,397)	—	(3,397)
Dividends declared	—	—	—	(13,832)	—	(13,832)
Treasury stock repurchases and retirements	(688)	(5)	(1,260)	(23,735)	—	(25,000)
Net income	—	—	—	17,583	—	17,583
Other comprehensive loss	—	—	—	—	(414)	(414)
Balance, May 31, 2019	44,723	$448	$281,745	$61,744	$(28,590)	$315,347
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

	Three Months Ended May 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2019	44,474	$446	$272,408	$60,462	$(26,614)	$306,702
Issuance of stock under employee stock purchase plan	61	1	1,805	—	—	1,806
Exercise of stock options	35	—	1,049	—	—	1,049
Vesting of restricted stock units and release of deferred stock units	146	1	(1)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(37)	—	(1,632)	—	—	(1,632)
Stock-based compensation	—	—	6,116	—	—	6,116
Issuance of shares related to non-compete agreement (Note 6)	44	—	2,000	—	—	2,000
Dividends declared	—	—	—	(6,899)	—	(6,899)
Net income	—	—	—	8,181	—	8,181
Other comprehensive loss	—	—	—	—	(1,976)	(1,976)
Balance, May 31, 2019	44,723	$448	$281,745	$61,744	$(28,590)	$315,347

Condensed Consolidated Statements of Shareholders’ Equity (cont.)

	Six Months Ended May 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2017 as adjusted(1)	47,281	$473	$249,363	$179,919	$(18,406)	$411,349
Issuance of stock under employee stock purchase plan	293	3	3,066	—	—	3,069
Exercise of stock options	53	1	1,524	—	—	1,525
Withholding tax payments related to net issuance of restricted stock units	—	—	(1,931)	—	—	(1,931)
Stock-based compensation	—	—	10,150	—	—	10,150
Adjustment due to adoption of ASU 2016-09	—	—	641	(641)	—	—
Dividends declared	—	—	—	(12,858)	—	(12,858)
Treasury stock repurchases and retirements	(2,124)	(21)	(4,569)	(85,410)	—	(90,000)
Net income	—	—	—	26,637	—	26,637
Other comprehensive income	—	—	—	—	(5,215)	(5,215)
Balance, May 31, 2018 as adjusted(1)	45,503	$456	$258,244	$107,647	$(23,621)	$342,726
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

	Three Months Ended May 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2018 as adjusted(1)	46,298	$463	$254,584	$143,292	$(14,602)	$383,737
Issuance of stock under employee stock purchase plan	245	3	1,971	—	—	1,974
Exercise of stock options	30	1	855	—	—	856
Withholding tax payments related to net issuance of restricted stock units	—	—	(1,931)	—	—	(1,931)
Stock-based compensation	—	—	5,580	—	—	5,580
Dividends declared	—	—	—	(6,375)	—	(6,375)
Treasury stock repurchases and retirements	(1,070)	(11)	(2,815)	(42,174)	—	(45,000)
Net income	—	—	—	12,904	—	12,904
Other comprehensive income	—	—	—	—	(9,019)	(9,019)
Balance, May 31, 2018 as adjusted(1)	45,503	$456	$258,244	$107,647	$(23,621)	$342,726
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	May 31, 2019	May 31, 2018
(In thousands)		As Adjusted(1)
Cash flows from operating activities:
Net income	$17,583	$26,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,438	3,343
Amortization of intangibles and other	19,900	19,290
Stock-based compensation	11,922	10,150
Loss on disposal of property and equipment	(18)	136
Deferred income taxes	(6,707)	(1,687)
Allowances for bad debt and sales credits	287	103
Changes in operating assets and liabilities:
Accounts receivable	10,859	19,772
Other assets	7,722	4,614
Accounts payable and accrued liabilities	(4,627)	(18,027)
Income taxes payable	1,937	2,267
Deferred revenue	2,822	7,127
Net cash flows from operating activities	65,118	73,725
Cash flows (used in) from investing activities:
Purchases of investments	(5,750)	(8,258)
Sales and maturities of investments	14,709	10,723
Purchases of property and equipment	(1,080)	(3,196)
Payments for acquisitions, net of cash acquired	(225,298)	—
Proceeds from sale of property, plant and equipment, net	6,146	—
Net cash flows used in investing activities	(211,273)	(731)
Cash flows from (used in) financing activities:
Proceeds from stock-based compensation plans	4,303	4,671
Payments for taxes related to net share settlements of equity awards	(1,637)	(1,931)
Repurchases of common stock	(25,000)	(90,000)
Dividend payments to shareholders	(13,886)	(13,101)
Proceeds from the issuance of debt	184,984	—
Payment of principle on long-term debt	(1,547)	(3,094)
Payment of issuance costs for long-term debt	(1,611)	—
Net cash flows from (used in) financing activities	145,606	(103,455)
Effect of exchange rate changes on cash	(1,328)	(5,881)
Net decrease in cash and cash equivalents	(1,877)	(36,342)
Cash and cash equivalents, beginning of period	105,126	133,464
Cash and cash equivalents, end of period	$103,249	$97,122
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

Condensed Consolidated Statements of Cash Flows, continued

	Six Months Ended
	May 31, 2019	May 31, 2018
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $176 in 2019 and $533 in 2018	$4,242	$3,545
Cash paid for interest	$2,990	$1,991
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$8,063	$9,404
Dividends declared	$6,944	$6,377
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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an on-going basis, management evaluates its estimates and records changes in estimates in the period in which they become known. These estimates are based on historical data and experience, as well as various other assumptions that management believes to be reasonable under the circumstances. The most significant estimates relate to: the timing and amount of revenue recognition, including the determination of the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and the transaction price allocated to performance obligations; the realization of tax assets and estimates of tax liabilities; fair values of investments in marketable securities; assets held for sale; intangible assets and goodwill valuations; the recognition and disclosure of contingent liabilities; the collectability of accounts receivable; and assumptions used to determine the fair value of stock-based compensation. Actual results could differ from those estimates.

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

As of May 31, 2019, invoicing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2020	$525
2021	3,398
2022	565
Total	$4,488

Contract assets, which arise when revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation, were $0.7 million as of May 31, 2019 and minimal as of November 30, 2018. These amounts are included in unbilled receivables or long-term unbilled receivables on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Our deferred revenue balance is primarily made up of deferred maintenance from our OpenEdge and Application Development and Deployment segments.

As of May 31, 2019, the changes in deferred revenue were as follows (in thousands):

Balance, December 1, 2018 As Adjusted(1)	$135,940
Billings and other	204,009
Revenue recognized	(189,544)
Balance, May 31, 2019	$150,405
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method.

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of May 31, 2019, transaction price allocated to remaining performance obligations was $154 million. We expect to recognize approximately 90% of the revenue within the next year and the remainder thereafter.

Deferred Contract Costs

Deferred contract costs, which include certain sales incentive programs, are incremental and recoverable costs of obtaining a contract with a customer. Incremental costs of obtaining a contract with a customer are recognized as an asset if the expected benefit of those costs is longer than one year. We have applied the practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. These costs include a large majority of our sales incentive programs as we have determined that annual compensation is commensurate with annual sales activities.

Certain of our sales incentive programs do meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were minimal as of May 31, 2019 and November 30, 2018 and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under prior accounting standards, the recognition of current and deferred income taxes for an intra-entity transfer was prohibited until the asset has been sold to an outside party. We adopted this standard at the beginning of the first quarter of fiscal year 2019. Upon adoption, we reclassified approximately $3.4 million from non-current prepaid taxes, which is included in other assets on our consolidated balance sheet, to retained earnings as of December 1, 2018.

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

The impact of the adoption of this standard on our previously reported consolidated balance sheet and consolidated statements of operations is as follows:

Consolidated Balance Sheet

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

(3)Includes common stock and additional paid-in capital.

Consolidated Statements of Income

	May 31, 2018
	Three Months Ended			Six Months Ended
(In thousands, except per share data)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Revenue:
Software licenses	$26,439	$(3,913)	$22,526	$51,782	$(3,202)	$48,580
Maintenance and services	69,663	675	70,338	138,367	1,327	139,694
Total revenue	96,102	(3,238)	92,864	190,149	(1,875)	188,274
Costs of revenue	16,643	—	16,643	33,546	—	33,546
Gross Profit	79,459	(3,238)	76,221	156,603	(1,875)	154,728
Operating expenses	57,671	—	57,671	117,047	—	117,047
Income from operations	21,788	(3,238)	18,550	39,556	(1,875)	37,681
Other expense, net	(1,284)	—	(1,284)	(2,869)	—	(2,869)
Income before income taxes	20,504	(3,238)	17,266	36,687	(1,875)	34,812
Provision for income taxes	5,101	(739)	4,362	8,372	(197)	8,175
Net income	$15,403	$(2,499)	$12,904	$28,315	$(1,678)	$26,637
Earnings per share:
Basic	$0.34	$(0.06)	$0.28	$0.62	$(0.04)	$0.58
Diluted	$0.33	$(0.05)	$0.28	$0.61	$(0.04)	$0.57
Weighted average shares outstanding:
Basic	45,531	—	45,531	46,030	—	46,030
Diluted	46,087	—	46,087	46,781	—	46,781

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at May 31, 2019 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$99,571	$—	$—	$99,571
Money market funds	3,678	—	—	3,678
State and municipal bond obligations	11,780	—	(21)	11,759
U.S. treasury bonds	6,554	3	—	6,557
Corporate bonds	6,995	—	(7)	6,988
Total	$128,578	$3	$(28)	$128,553

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2018 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$101,316	$—	$—	$101,316
Money market funds	3,810	—	—	3,810
State and municipal bond obligations	19,542	—	(119)	19,423
U.S. treasury bonds	6,726	—	(21)	6,705
Corporate bonds	8,329	—	(70)	8,259
Total	$139,723	$—	$(210)	$139,513

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	May 31, 2019		November 30, 2018
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$99,571	$—	$101,316	$—
Money market funds	3,678	—	3,810	—
State and municipal bond obligations	—	11,759	—	19,423
U.S. treasury bonds	—	6,557	—	6,705
Corporate bonds	—	6,988	—	8,259
Total	$103,249	$25,304	$105,126	$34,387

The fair value of debt securities by contractual maturity is as follows (in thousands):

	May 31, 2019	November 30, 2018
Due in one year or less	$21,531	$25,051
Due after one year(1)	3,773	9,336
Total	$25,304	$34,387

(1)
Includes state and municipal bond obligations and corporate bonds, which are securities representing investments available for current operations and are classified as current on the condensed consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of May 31, 2019 or November 30, 2018.

Note 3: Derivative Instruments

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 and one year from the date the contract was entered. At May 31, 2019, $1.5 million was recorded in other accrued liabilities on the condensed consolidated balance sheets. At November 30, 2018, $0.3 million and $0.1 million was recorded in other noncurrent liabilities and other current assets, respectively, on the condensed consolidated balance sheets. In the three and six months ended May 31, 2019, realized and unrealized losses of $2.0 million and $1.3 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on the condensed consolidated statements of operations. In the three and six months ended May 31, 2018, realized and unrealized gains of $6.7 million and $3.1 million, respectively, from our forward contracts were recognized in foreign currency loss, net on the condensed consolidated statements of operations. The losses and gains were substantially offset by realized and unrealized gains and losses on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	May 31, 2019		November 30, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$76,602	$(1,472)	$105,830	$(170)
Forward contracts to purchase U.S. dollars	500	—	240	—
Total	$77,102	$(1,472)	$106,070	$(170)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at May 31, 2019 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$3,678	$3,678	$—	$—
State and municipal bond obligations	11,759	—	11,759	—
U.S. treasury bonds	6,557	—	6,557	—
Corporate bonds	6,988	—	6,988	—
Liabilities
Foreign exchange derivatives	$(1,472)	$—	$(1,472)	$—

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

Nonrecurring Fair Value Measurements

During the fourth quarter of fiscal year 2018, certain assets were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Based on the fair value measurement, we recorded a $5.1 million asset impairment charge as of November 30, 2018 related to certain corporate land and building assets previously reported as property and equipment, net that we reclassified to assets held for sale on our consolidated balance sheets. On April 3, 2019, we sold these assets for approximately $5.8 million in net cash proceeds and recognized a net gain on the sale of approximately $0.1 million, which is included in interest income and other, net on our condensed consolidated statements of operations.

The following table presents nonrecurring fair value measurements as of November 30, 2018 (in thousands):

	Total Fair Value	Total Losses
Assets held for sale	$5,776	$5,147

The fair value measurement of the assets held for sale was measured using third-party valuation models and was determined using an income-based valuation methodology, which includes discounted expected cash flows. As the discounted cash flows represent unobservable inputs, the fair value was classified as a Level 3 measurement within the fair value hierarchy. The expected cash flows include proceeds from the sale, offset by the costs incurred to sell the assets.

We did not have any nonrecurring fair value measurements during the six months ended May 31, 2019.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	May 31, 2019			November 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$179,601	$(114,703)	$64,898	$154,301	$(110,959)	$43,342
Customer-related	134,242	(62,543)	71,699	67,802	(56,589)	11,213
Trademarks and trade names	27,340	(14,973)	12,367	17,740	(13,376)	4,364
Non-compete agreement	2,000	(57)	1,943	—	—	—
Total	$343,183	$(192,276)	$150,907	$239,843	$(180,924)	$58,919

In the three and six months ended May 31, 2019, amortization expense related to intangible assets was $10.7 million and $19.3 million, respectively. In the three and six months ended May 31, 2018, amortization expense related to intangible assets was $9.2 million and $18.4 million, respectively.

The increase in intangible assets during fiscal year 2019 is related to the acquisition of Ipswitch in April 2019 (Note 6).

Future amortization expense for intangible assets as of May 31, 2019, is as follows (in thousands):

Remainder of 2019	$28,762
2020	32,679
2021	32,559
2022	25,937
2023	21,860
Thereafter	9,110
Total	$150,907

Goodwill

Changes in the carrying amount of goodwill in the six months ended May 31, 2019 are as follows (in thousands):

Balance, November 30, 2018	$314,992
Additions	117,651
Translation adjustments	(20)
Balance, May 31, 2019	$432,623

The increase in goodwill during fiscal year 2019 is related to the acquisition of Ipswitch in April 2019 (Note 6).

Changes in the goodwill balances by reportable segment in the six months ended May 31, 2019 are as follows (in thousands):

	November 30, 2018	Additions	Translation adjustments	May 31, 2019
OpenEdge	$248,987	$117,651	$(20)	$366,618
Data Connectivity and Integration	19,040	—	—	19,040
Application Development and Deployment	46,965	—	—	46,965
Total goodwill	$314,992	$117,651	$(20)	$432,623

During the quarter ending May 31, 2019, no triggering events occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

Note 6: Business Combinations

Ipswitch Acquisition

On April 30, 2019, we completed the acquisition of all of the outstanding equity interests of Ipswitch, Inc. (“Ipswitch”) from Roger Greene (the “Seller”) pursuant to the Stock Purchase Agreement, dated as of March 28, 2019, by and among Progress, Ipswitch and the Seller. The acquisition was completed for an aggregate purchase price of $225.0 million, subject to certain customary adjustments as further described in the Stock Purchase Agreement (the “Consideration”), which was paid in cash. Pursuant to the Stock Purchase Agreement, $22.5 million of the Consideration was deposited into an escrow account to secure certain indemnification and other potential obligations of the Seller to Progress. The Seller also received an award of approximately $2.0 million in Progress restricted stock as consideration for the Seller entering into a non-competition agreement for three years as set forth in the Stock Purchase Agreement.

Ipswitch enables approximately 24,000 small and medium-sized businesses and enterprises to provide secure data sharing and ensure high-performance infrastructure availability. Through this acquisition, we will bolster our core offerings to small and medium-sized businesses (SMBs) and enterprises, enabling those businesses to respond faster to business demands and to improve productivity. We funded the acquisition through a combination of existing cash resources and a $185.0 million term loan, which is part of a new $401.0 million term loan and revolving credit facility (Note 7).

The consideration has been allocated to Ipswitch’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period (up to one year from the acquisition date). The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill.

The allocation of the purchase price is as follows (in thousands):

	Total	Life
Net working capital	$6,068
Property, plant and equipment	4,661
Purchased technology	33,100	5 Years
Trade name	9,600	5 Years
Customer relationships	66,600	5 Years
Other assets	314
Deferred revenue	(12,696)
Goodwill	117,651
Net assets acquired	$225,298

The preliminary fair value of the intangible assets has been estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to value the acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. Based on the preliminary valuation, the acquired intangible assets are comprised of customer relationships of approximately $66.6 million, existing technology of approximately $33.1 million, and trade names of approximately $9.6 million.

Tangible assets acquired and assumed liabilities were recorded at fair value. The valuation of the assumed deferred revenue was based on our contractual commitment to provide post-contract customer support to Ipswitch customers and future contractual performance obligations under existing hosting arrangements. The fair value of this assumed liability was based on the estimated cost plus a reasonable margin to fulfill these service obligations. A significant portion of the deferred revenue is expected to be recognized in the 12 months following the acquisition.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $117.7 million of goodwill, which is deductible for tax purposes.

An election was made under Section 338(h)(10) of the Internal Revenue Code for Ipswitch to treat it as selling all of its assets on the acquisition date and then liquidating.  As a result, the identifiable intangible assets and goodwill are deductible for tax purposes.

As previously noted, the Seller received a restricted stock award of approximately $2.0 million, subject to continued compliance with the three-year non-compete agreement. We concluded that the restricted stock award is not a compensation arrangement and we recorded the fair value of the award as an intangible asset separate from goodwill. We will recognize intangible asset amortization expense over the term of the agreement, which is 3 years. We recorded $0.1 million of amortization expense related to this restricted stock award for the three months ended May 31, 2019. This amount is recorded in operating expenses on our condensed consolidated statement of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. We incurred approximately $1.1 million of acquisition-related costs, which are included in acquisition-related expenses in our condensed consolidated statement of operations for the three months ended May 31, 2019.

The operations of Ipswitch are included in our operating results as part of the OpenEdge segment from the date of acquisition. The amount of revenue of Ipswitch included in our unaudited condensed consolidated statement of operations during the three and six months ended May 31, 2019 was approximately $3.3 million. We determined that disclosing the amount of Ipswitch related earnings included in the consolidated statements of operations is impracticable, as certain operations of Ipswitch were integrated into the operations of the Company from the date of acquisition.

Pro Forma Information

The following pro forma financial information presents the combined results of operations of Progress and Ipswitch as if the acquisition had occurred on December 1, 2017 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected herein include only those adjustments that are directly attributable to the Ipswitch acquisition and factually supportable. These pro forma adjustments include (i) a decrease in revenue from Ipswitch due to the beginning balance of deferred revenue being adjusted to reflect the fair value of the acquired balance, (ii) a net increase in amortization expense to record amortization expense for the $111.3 million of acquired identifiable intangible assets and to eliminate historical amortization of Ipswitch intangible assets, (iii) an increase in interest expense to record interest for the period presented as a result of the new credit facility entered into by Progress in connection with the acquisition, and (iv) the income tax effect of the adjustments made at the statutory tax rate of the U.S. (approximately 24.5%). In addition, prior to the acquisition Ipswitch did not pay entity level corporate tax, with the exception of some states, because it was registered as an S-Corporation. Therefore, we applied the statutory tax rate of the U.S. (approximately 24.5%) to the income before tax of Ipswitch as if the acquisition had occurred on December 1, 2017.

The pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on December 1, 2017. These results are in accordance with ASC 606.

(In thousands, except per share data)	Pro Forma Three Months Ended May 31, 2019	Pro Forma Three Months Ended May 31, 2018
Revenue	$112,234	$104,883
Net income	$5,926	$4,839
Net income per basic share	$0.13	$0.11
Net income per diluted share	$0.13	$0.10

(In thousands, except per share data)	Pro Forma Six Months Ended May 31, 2019	Pro Forma Six Months Ended May 31, 2018
Revenue	$218,532	$209,251
Net income	$10,824	$8,080
Net income per basic share	$0.24	$0.18
Net income per diluted share	$0.24	$0.17

Note 7: Term Loan and Line of Credit

On April 30, 2019, we entered into an amended and restated credit agreement (the "Credit Agreement") with certain lenders (the "Lenders"), which provides for a $301.0 million secured term loan and a $100.0 million secured revolving credit facility. The revolving credit facility may be made available in U.S. Dollars and certain other currencies and may be increased by up to an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million.

The Credit Agreement modified our prior credit facility by extending the maturity date to April 30, 2024 and extending the principal repayments of the term loan. We borrowed an additional $185.0 million under the term loan as part of this modification. The new term loan was used to partially fund our acquisition of Ipswitch (Note 6) and we expect to use the revolving credit facility for general corporate purposes, which may include acquisitions of other businesses, and may also use it for working capital.

The Credit Agreement replaces our previous credit agreement dated November 20, 2017, which was set to mature on November 20, 2022. Loans under the previous credit agreement could be prepaid before maturity in whole or in part at our option without penalty or premium. At the time we entered into the Credit Agreement, there were no revolving loans and $1.3 million letters of credit outstanding, which were incorporated into the new credit facility.

Interest rates for the term loan and revolving credit facility are based upon our leverage ratio and determined based on an index selected at our option. The rates range from 1.50% to 2.00% above the Eurocurrency rate for Eurocurrency-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates for those currencies. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required and ranges from 0.25% to 0.35% per annum based on our leverage ratio. The interest rate as of May 31, 2019 was 4.06%.

The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of May 31, 2019 was $301.0 million, with $7.5 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended August 31, 2019. The principal repayment amounts are in accordance with the following schedule: (i) four payments of $1.9 million each, (ii) four payments of $3.8 million each, (iii) four payments of $5.6 million each, (iv) four payments of $7.5 million each, (v) three payments of $9.4 million each, and (vi) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of

May 31, 2019, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Costs incurred to obtain our long-term debt of $1.6 million, along with $1.2 million of unamortized debt issuance costs related to the previous credit agreement, are recorded as debt issuance costs as a direct deduction from the carrying value of the debt liability on our condensed consolidated balance sheets as of May 31, 2019. These costs are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to the debt issuance costs of $0.1 million for the three months ended May 31, 2019 and May 31, 2018 and $0.2 million for the six months ended May 31, 2019 and May 31, 2018, respectively, is recorded in interest expense on our condensed consolidated statements of operations.

Revolving loans may be borrowed, repaid, and reborrowed until April 30, 2024, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three-month interval in the case of loans with interest periods greater than three months) with respect to Eurocurrency rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of Eurocurrency rate loans. As of May 31, 2019, there were no amounts outstanding under the revolving line and $1.8 million of letters of credit.

We are the sole borrower under the credit facility. Our obligations under the Credit Agreement are secured by substantially all of our assets and each of our material domestic subsidiaries, as well as 100% of the capital stock of our domestic subsidiaries and 65% of the capital stock of our first-tier foreign subsidiaries, in each case, subject to certain exceptions as described in the Credit Agreement. Future material domestic subsidiaries will be required to guaranty our obligations under the Credit Agreement, and to grant security interests in substantially all of their assets to secure such obligations. The Credit Agreement generally prohibits, with certain exceptions, any other liens on our assets, subject to certain exceptions as described in the Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these financial covenants as of May 31, 2019.

As of May 31, 2019, aggregate principal payments of long-term debt for the next five years and thereafter are (in thousands):

Remainder of 2019	$3,762
2020	11,287
2021	18,812
2022	26,338
2023	33,863
Thereafter	206,938
Total	$301,000

Note 8: Common Stock Repurchases

In the three months ended May 31, 2019, we did not repurchase and retire any shares of our common stock. In the six months ended May 31, 2019, we repurchased and retired 0.7 million shares for $25.0 million. In the three and six months ended May 31, 2018, we repurchased and retired 1.1 million shares for $45.0 million and 2.1 million shares for $90.0 million, respectively. The shares were repurchased in all periods as part of our Board of Directors authorized share repurchase program.

In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of May 31, 2019, there was $75.0 million remaining under this current authorization.

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

During the first quarter of fiscal years 2018 and 2019, we granted performance-based restricted stock units that include two performance metrics under the LTIP where the performance measurement period is three years. Vesting of the 2018 and 2019 LTIP awards is as follows: (i) 50% is based on the three-year market condition as described above (TSR), and (ii) 50% is based on achievement of a three-year cumulative performance condition (operating income). In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award and used the closing price of our common stock on the date of grant, less the present value of expected dividends, for the portion related to the performance condition.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Cost of maintenance and services	$250	$269	$494	$515
Sales and marketing	1,190	995	2,238	1,365
Product development	1,936	1,984	3,864	4,030
General and administrative	2,740	2,332	5,326	4,240
Total stock-based compensation	$6,116	$5,580	$11,922	$10,150

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the six months ended May 31, 2019 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2018, as adjusted	$(27,973)	$(203)	$(28,176)
Other comprehensive (loss) income before reclassifications, net of tax	(551)	137	(414)
Balance, May 31, 2019	$(28,524)	$(66)	$(28,590)

The tax effect on accumulated unrealized (losses) gains on investments was minimal as of May 31, 2019 and November 30, 2018.

Note 11: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2018	$307	$4	$311
Costs incurred	486	2,706	3,192
Cash disbursements	(305)	(452)	(757)
Translation adjustments and other	(95)	—	(95)
Balance, May 31, 2019	$393	$2,258	$2,651

2019 Restructuring

During the second quarter of fiscal year 2019, we restructured our operations in connection with the acquisition of Ipswitch (Note 6). This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Ipswitch. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal years 2019 and 2020.

Restructuring expenses incurred to date are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation).

As part of this fiscal year 2019 restructuring, for the three months ended May 31, 2019, we incurred expenses of $2.7 million, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

A summary of the first three months of fiscal year 2019 activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2018	$—	$—	$—
Costs incurred	—	2,702	2,702
Cash disbursements	—	(444)	(444)
Balance, May 31, 2019	$—	$2,258	$2,258

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the second quarter of fiscal year 2020. Accordingly, the balance of the restructuring reserve of $2.3 million is included in other accrued liabilities on the condensed consolidated balance sheet at May 31, 2019.

2017 Restructuring

During fiscal year 2017, we undertook certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by over 20%. These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. We also consolidated offices in various locations during fiscal years 2017 and 2018 and the first six months of fiscal year 2019. We expect to incur additional expenses related to facility closures as part of this restructuring action through fiscal year 2019, but we do not expect these additional costs to be material.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions, and other costs, which include asset impairment charges.

As part of this fiscal year 2017 restructuring, for the three and six months ended May 31, 2019, we incurred expenses of $0.1 million and $0.5 million, respectively, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

A summary of the first six months of fiscal year 2019 activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2018	$307	$4	$311
Costs incurred	486	4	490
Cash disbursements	(305)	(8)	(313)
Translation adjustments and other	(95)	—	(95)
Balance, May 31, 2019	$393	$—	$393

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2019. Accordingly, the balance of the restructuring reserve of $0.4 million is included in other accrued liabilities on the condensed consolidated balance sheet at May 31, 2019.

Note 12: Income Taxes

Our income tax provision for the second quarter of fiscal years 2019 and 2018 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

Certain international provisions of the Tax Cuts and Jobs Act became effective for us in fiscal year 2019. The global intangible low-taxed income (“GILTI”) provisions require us to include in our U.S. income tax base foreign subsidiary earnings in excess of an allowable return of the foreign subsidiary’s tangible assets. We expect to be subject to incremental U.S. tax resulting from GILTI inclusions in fiscal year 2019, but we do not expect the impact to be material.

Our effective income tax rate was 34% in the second quarter of fiscal year 2019 compared to 25% in the second quarter of fiscal year 2018, and 32% in the first six months of fiscal year 2019 compared to 23% in the same period last year. The primary reason for the increase in the effective rate as compared to the prior quarter is during the second quarter of 2019 we reevaluated our estimates of the impact of certain international provisions of the Tax Cuts and Jobs Act that resulted in an increase in the effective tax rate for fiscal year 2019. In addition, we recorded a provisional tax benefit amount of $1.4 million in the three months ended February 28, 2018 related to the re-measurement of our U.S. deferred tax balance due to enactment of tax reform in the U.S. that lowered the federal corporate tax rate, which is driving the change over prior year rates.

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

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
		As Adjusted(1)		As Adjusted(1)
Net income	$8,181	$12,904	$17,583	$26,637
Weighted average shares outstanding	44,611	45,531	44,784	46,030
Dilutive impact from common stock equivalents	676	556	503	751
Diluted weighted average shares outstanding	45,287	46,087	45,287	46,781
Basic earnings per share	$0.18	$0.28	$0.39	$0.58
Diluted earnings per share	$0.18	$0.28	$0.39	$0.57
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

We excluded stock awards representing approximately 545,000 shares and 728,000 shares of common stock from the calculation of diluted earnings per share in the three and six months ended May 31, 2019, respectively, because these awards were anti-dilutive. In the three and six months ended May 31, 2018, we excluded stock awards representing 698,000 shares and 521,000 shares of common stock, respectively, from the calculation of diluted earnings per share as they were anti-dilutive.

Note 14: Business Segments and International Operations

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.

We operate as three distinct business segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment. Ipswitch became part of our OpenEdge business segment as of the date of acquisition.

We do not manage our assets or capital expenditures by segment or assign other income (expense) and income taxes to segments. We manage and report such items on a consolidated company basis. Further, the following expenses are not allocated to our segments as we also manage and report our business in these functional areas on a consolidated basis only: certain product development and corporate sales and marketing expenses, customer support, administration, amortization of intangibles, stock-based compensation, fees related to shareholder activist, restructuring expenses, and acquisition-related expenses.

The following table provides revenue and contribution margin from our reportable segments and reconciles to our consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
(In thousands)		As Adjusted(1)		As Adjusted(1)
Segment revenue:
OpenEdge	$67,820	$69,607	$133,072	$136,270
Data Connectivity and Integration	12,932	3,411	18,932	12,903
Application Development and Deployment	19,243	19,846	37,540	39,101
Total revenue	99,995	92,864	189,544	188,274
Segment costs of revenue and operating expenses:
OpenEdge	19,097	15,013	37,412	30,775
Data Connectivity and Integration	1,806	1,674	3,306	3,303
Application Development and Deployment	5,547	6,199	10,974	12,997
Total costs of revenue and operating expenses	26,450	22,886	51,692	47,075
Segment contribution margin:
OpenEdge	48,723	54,594	95,660	105,495
Data Connectivity and Integration	11,126	1,737	15,626	9,600
Application Development and Deployment	13,696	13,647	26,566	26,104
Total contribution margin	73,545	69,978	137,852	141,199
Other unallocated expenses(2)	58,804	51,428	107,702	103,518
Income from operations	14,741	18,550	30,150	37,681
Other expense, net	(2,317)	(1,284)	(4,320)	(2,869)
Income before income taxes	$12,424	$17,266	$25,830	$34,812
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.
(2)The following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: certain product development and corporate sales and marketing expenses, customer support, administration, amortization of intangibles, stock-based compensation, fees related to shareholder activist, restructuring expenses, and acquisition-related expenses.

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from customers by revenue type is as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
(In thousands)		As Adjusted(1)		As Adjusted(1)
Performance obligations transferred at a point in time:
Software licenses	$29,728	$22,526	$52,530	$48,580
Performance obligations transferred over time:
Maintenance	62,528	63,058	122,527	125,242
Services	7,739	7,280	14,487	14,452
Total revenue	$99,995	$92,864	$189,544	$188,274
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

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
(In thousands)		As Adjusted(1)		As Adjusted(1)
North America	$57,060	$47,351	$103,558	$99,549
EMEA	33,633	35,049	67,005	68,345
Latin America	4,108	4,243	8,569	9,185
Asia Pacific	5,194	6,221	10,412	11,195
Total revenue	$99,995	$92,864	$189,544	$188,274
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

No single customer, partner, or country outside of the U.S. has accounted for more than 10% of our total revenue for the three or six months ended May 31, 2019 and May 31, 2018. As of May 31, 2019 and November 30, 2018, no individual customer accounted for 10% or more of our net accounts receivable balance. As of May 31, 2019 and November 30, 2018, no individual foreign country accounted for 10% or more of total consolidated assets.

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

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “believe,” “may,” “could,” “would,” “might,” “should,” “expect,” “intend,” “plan,” “target,” “anticipate” and “continue,” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are a number of factors that could cause actual results or future events to differ materially from those anticipated by the forward-looking statements, including, without limitation: (1) Economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price. (2) We may fail to achieve our financial forecasts due to such factors as delays or size reductions in transactions, fewer large transactions in a particular quarter, fluctuations in currency exchange rates, or a decline in our renewal rates for contracts. (3) Our ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy, may not be successful. (4) If we are unable to develop new or sufficiently differentiated products and services, or to enhance and improve our existing products and services in a timely manner to meet market demand, partners and customers may not purchase new software licenses or subscriptions or purchase or renew support contracts. (5) We depend upon our extensive partner channel and we may not be successful in retaining or expanding our relationships with channel partners. (6) Our international sales and operations subject us to additional risks that can adversely affect our operating results, including risks relating to foreign currency gains and losses. (7) If the security measures for our software, services or other offerings are compromised or subject to a successful cyber-attack, or if such offerings contain significant coding or configuration errors, we may experience reputational harm, legal claims and financial exposure. (8) We have made acquisitions, including our recent acquisition of Ipswitch, and may make acquisitions in the future, and those acquisitions may not be successful, may involve unanticipated costs or other integration issues or may disrupt our existing operations. (9) Those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Holistic Capital Allocation Approach. Pursuant to our capital allocation strategy that we announced in September 2017, we have targeted to return approximately 75-80% of our annual cash flows from operations to stockholders in the form of share repurchases and through dividends. We have also adopted a disciplined approach to future mergers and acquisitions. Adopting strict financial criteria for future acquisitions, these acquisitions will enable us to drive significant stockholder returns by providing scale and increased cash flows.

In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of May 31, 2019, there is $75.0 million remaining under this current authorization. As discussed further below, we have suspended our stock repurchase program for the remainder of fiscal 2019. We expect to resume share repurchases in fiscal 2020, at a level consistent with our publicly stated capital allocation policy.

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. On September 21, 2018, our Board of Directors approved an additional 11% increase to our quarterly cash dividend from $0.14 to $0.155 per share of common stock. On June 25, 2019, our Board of Directors declared a quarterly dividend of $0.155 per share of common stock that will be paid on September 16, 2019 to shareholders of record as of the close of business on September 2, 2019. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy. However, we may terminate or modify this program at any time.

On April 30, 2019, we completed the acquisition of all of the outstanding equity interests of Ipswitch, Inc. (“Ipswitch”) for approximately $225 million in cash. We funded the transaction with existing cash on hand and funds secured under a new credit facility. The results of operations of Ipswitch are included in our operating results as part of the OpenEdge business segment from the date of acquisition. Ipswitch provides us with leading network management and secure data file transfer capabilities for small and medium-sized businesses and enterprises. Founded in 1991, Ipswitch serves approximately 24,000 customers in 170 countries. Ipswitch has approximately $75 million in revenue, of which 75% is recurring. Ipswitch has blue-chip customers across all verticals, including finance and banking, healthcare, insurance, retail, government and biotech. In connection with the acquisition of Ipswitch, we have suspended our stock repurchase program for the remainder of fiscal 2019.

In April 2019, we entered into an amended and restated credit agreement, which consists of a $301.0 million term loan and a $100.0 million revolving loan (which may be increased by an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments). This facility matures in April 2024, at which time any amounts outstanding will be due and payable in full. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions and share repurchases.

We expect to continue to evaluate possible acquisitions and other strategic transactions designed to expand our business. As a result, our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions. However, we believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including quarterly cash dividends to Progress stockholders and stock repurchases, through at least the next twelve months.

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

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2019	May 31, 2018	As Reported	Constant Currency
Revenue	$99,995	$92,864	8%	10%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2019	May 31, 2018	As Reported	Constant Currency
Revenue	$189,544	$188,274	1%	3%

Total revenue increased in both the second quarter and the first six months of fiscal year 2019 as compared to the same periods last year due primarily to an increase in license sales in our Data Connectivity and Integration segment and the acquisition of Ipswitch during the second quarter of fiscal year 2019. Ipswitch contributed $3.3 million in revenue to both the three and six month periods ended May 31, 2019.

Software License Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2019	May 31, 2018	As Reported	Constant Currency
Software Licenses	$29,728	$22,526	32%	35%
As a percentage of total revenue	30%	24%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2019	May 31, 2018	As Reported	Constant Currency
Software Licenses	$52,530	$48,580	8%	11%
As a percentage of total revenue	28%	26%

Software license revenue increased in both the second quarter and the first six months of fiscal year 2019 as compared to the same periods last year primarily due to an increase in license sales in our Data Connectivity and Integration segment. The increase was partially offset by a decline in software license revenue in our OpenEdge and Application Development and Deployment segments during the second quarter and first six months of fiscal year 2019 as compared to the same periods in the prior year.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2019	May 31, 2018	As Reported	Constant Currency
Maintenance	$62,528	$63,058	(1)%	2%
As a percentage of total revenue	63%	68%
Services	7,739	7,280	6%	8%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$70,267	$70,338	—%	2%
As a percentage of total revenue	70%	76%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2019	May 31, 2018	As Reported	Constant Currency
Maintenance	$122,527	$125,242	(2)%	—%
As a percentage of total revenue	65%	67%
Services	14,487	14,452	—%	2%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$137,014	$139,694	(2)%	10%
As a percentage of total revenue	72%	74%

Maintenance revenue decreased in all periods primarily due to the unfavorable impact from currency exchange rates. Services revenue increased in the second quarter of fiscal year 2019 as compared to the prior year period due to an increase in professional services revenue generated by our OpenEdge segment, partially offset by lower Application Development and Deployment professional services revenue. Services revenue in the first six months of fiscal year 2019 remained flat as compared to the same period last year.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2019	May 31, 2018	As Reported	Constant Currency
North America	$57,060	$47,351	21%	21%
As a percentage of total revenue	57%	51%
Europe, the Middle East and Africa ("EMEA")	$33,633	$35,049	(4)%	1%
As a percentage of total revenue	34%	38%
Latin America	$4,108	$4,243	(3)%	6%
As a percentage of total revenue	4%	4%
Asia Pacific	$5,194	$6,221	(17)%	(13)%
As a percentage of total revenue	5%	7%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2019	May 31, 2018	As Reported	Constant Currency
North America	$103,558	$99,549	4%	4%
As a percentage of total revenue	55%	53%
EMEA	$67,005	$68,345	(2)%	3%
As a percentage of total revenue	35%	36%
Latin America	$8,569	$9,185	(7)%	2%
As a percentage of total revenue	5%	5%
Asia Pacific	$10,412	$11,195	(7)%	(3)%
As a percentage of total revenue	5%	6%

The increase in North America in the second quarter and first six months of fiscal year 2019 was primarily due to higher license revenue generated by our Data Connectivity and Integration segment, as well as increased license and maintenance revenue in our OpenEdge segment. The decrease in revenue generated in EMEA in all periods was primarily due to a decrease in OpenEdge license revenue and the effect of foreign exchange. The decrease in revenue in Latin America in all periods was the result of the effect of foreign exchange. The decrease in revenue generated in the Asia Pacific region in all periods was primarily due to license and maintenance revenue decreases in our OpenEdge segment.

Total revenue generated in markets outside North America represented 45% of total revenue in the first six months of fiscal year 2019 and 47% of total revenue in the same period last year. If exchange rates had remained constant in the first six months of fiscal year 2019 as compared to the exchange rates in effect in the same period of fiscal year 2018, total revenue generated in markets outside North America would have been 47% of total revenue.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2019	May 31, 2018	As Reported	Constant Currency
OpenEdge segment	$67,820	$69,607	(3)%	1%
Data Connectivity and Integration segment	12,932	3,411	279%	281%
Application Development and Deployment segment	19,243	19,846	(3)%	(3)%
Total revenue	$99,995	$92,864	8%	10%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2019	May 31, 2018	As Reported	Constant Currency
OpenEdge segment	$133,072	$136,270	(2)%	1%
Data Connectivity and Integration segment	18,932	12,903	47%	47%
Application Development and Deployment segment	37,540	39,101	(4)%	(4)%
Total revenue	$189,544	$188,274	1%	3%

Revenue in the OpenEdge segment decreased in all periods primarily due to an unfavorable impact of currency exchange rates, offset by the impact of the acquisition of Ipswitch and an increase in professional services revenue. Data Connectivity and Integration revenue increased in all periods primarily due to the timing of certain renewals by original equipment manufacturers ("OEMs"). Application Development and Deployment revenue decreased in all periods primarily due to lower services revenue.

Cost of Software Licenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
Cost of software licenses	$925	$1,233	(25)%	$2,092	$2,494	(16)%
As a percentage of software license revenue	3%	5%		4%	5%
As a percentage of total revenue	1%	1%		1%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix. The slight decrease in cost of software licenses in both the second quarter and first six months of fiscal year 2019 was a result of lower payments of royalties to third parties as compared to the prior periods.

Cost of Maintenance and Services

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
Cost of maintenance and services	$10,580	$9,511	11%	$20,019	$19,335	4%
As a percentage of maintenance and services revenue	15%	14%		15%	14%
As a percentage of total revenue	11%	10%		11%	10%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The increase in both periods was primarily due to higher compensation-related costs resulting from an increase in headcount as a result of the acquisition of Ipswitch.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
Amortization of acquired intangibles	$6,106	$5,899	4%	$11,539	$11,717	(2)%
As a percentage of total revenue	6%	6%		6%	6%

Amortization of intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The increase in the second quarter of fiscal year 2019 was due to the addition of intangible assets associated with the technology obtained in connection with the acquisition of Ipswitch. The decrease in the first six months of fiscal year 2019 as compared to the same period in the prior year was due to the completion of amortization of certain intangible assets acquired in prior years, slightly offset by the addition of intangible assets associated with the acquisition of Ipswitch.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
Gross profit	$82,384	$76,221	8%	$155,894	$154,728	1%
As a percentage of total revenue	82%	82%		82%	82%

Our gross profit increased in both the second quarter and the first six months of fiscal year 2019 primarily due to the increases of license revenue as well as the decrease in cost of licenses, offset slightly by the increase in cost of maintenance and services, each as described above.

Sales and Marketing

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
Sales and marketing	$24,832	$21,658	15%	$47,155	$43,086	9%
As a percentage of total revenue	25%	23%		25%	23%

Sales and marketing expenses increased in both the second quarter of fiscal year 2019 and the first six months of fiscal 2019 as compared to the same periods last year primarily due to increased compensation-related expenses as a result of increased headcount from the acquisition of Ipswitch. The increase was also partially due to higher marketing program costs related to our annual customer and partner conference, which took place during the second quarter of fiscal year 2019.

Product Development

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
Product development costs	$21,688	$19,822	9%	$41,578	$40,067	4%
As a percentage of total revenue	22%	21%		22%	21%

Product development expenses increased in both the second quarter and first six months of fiscal year 2019 as compared to the same period last year primarily due to increased compensation-related expenses as a result of increased headcount from the acquisition of Ipswitch.

General and Administrative

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
General and administrative	$12,654	$12,190	4%	$24,939	$23,452	6%
As a percentage of total revenue	13%	13%		13%	12%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased in both the second quarter and first six months of fiscal year 2019 as compared to the same periods last year primarily due to higher stock-based compensation expense.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
Amortization of acquired intangibles	$4,585	$3,318	38%	$7,773	$6,637	17%
As a percentage of total revenue	5%	4%		4%	4%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased in all periods as compared to the same period last year due to the addition of intangible assets obtained in connection with the acquisition of Ipswitch.

Fees Related to Shareholder Activist

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
Fees related to shareholder activist	$—	$214	*	$—	$1,472	*
As a percentage of total revenue	—%	—%		—%	1%
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

Restructuring Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
Restructuring expenses	$2,777	$426	552%	$3,192	$2,247	42%
As a percentage of total revenue	3%	—%		2%	1%

Restructuring expenses recorded in the second quarter and first six months of fiscal year 2019 relate to the restructuring activities that occurred in both fiscal years 2019 and 2017. See Note 11 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
Acquisition-related expenses	$1,107	$43	*	$1,107	$86	*
As a percentage of total revenue	1%	—%		1%	—%
* Not meaningful

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of business combinations. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, including earn-out payments treated as compensation expense. Acquisition-related expenses in both the second quarter and first six months of fiscal year 2019 were related to the acquisition of Ipswitch. Acquisition-related expenses in both the second quarter and first six months of fiscal year 2018 were minimal.

Income from Operations

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
Income from operations	$14,741	$18,550	(21)%	$30,150	$37,681	(20)%
As a percentage of total revenue	15%	20%		16%	20%

Income from operations decreased in both the second quarter and first six months of fiscal year 2019 as compared to the same periods last year primarily due to increases in operating expenses, amortization of acquired intangible assets, restructuring expenses and acquisition expenses recorded in fiscal year 2019 as a result of the acquisition of Ipswitch, which was partially offset by the increase in license revenue as described above.

Income from Operations by Segment

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
OpenEdge segment	$48,723	$54,594	(11)%	$95,660	$105,495	(9)%
Data Connectivity and Integration segment	11,126	1,737	541%	15,626	9,600	63%
Application Development and Deployment segment	13,696	13,647	—%	26,566	26,104	2%
Other unallocated expenses(1)	(58,804)	(51,428)	(14)%	(107,702)	(103,518)	(4)%
Income from operations	$14,741	$18,550	(21)%	$30,150	$37,681	(20)%

(1)Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: certain product development and corporate sales and marketing expenses, customer support, administration, amortization of acquired intangibles, stock-based compensation, fees related to shareholder activist, restructuring, and acquisition-related expenses.

Other (Expense) Income, Net

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
Interest expense	$(2,210)	$(1,272)	(74)%	$(3,599)	$(2,437)	(48)%
Interest income and other, net	344	231	49%	573	639	(10)%
Foreign currency loss, net	(451)	(243)	(86)%	(1,294)	(1,071)	(21)%
Total other expense, net	$(2,317)	$(1,284)	(80)%	$(4,320)	$(2,869)	(51)%
As a percentage of total revenue	(2)%	(1)%		(2)%	(2)%

Other expense, net increased in both the second quarter and first six months of fiscal year 2019 as compared to the same periods last year primarily due to an increase in interest expense. The change in interest expense is a result of the increase in the principal balance of our debt, which was used to partially fund the Ipswitch acquisition.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
Provision for income taxes	$4,243	$4,362	(3)%	$8,247	$8,175	1%
As a percentage of total revenue	4%	5%		4%	4%

Our effective rate was 34% in the second quarter of fiscal year 2019 compared to 25% in the second quarter of fiscal year 2018, and 32% in the first six months of fiscal year 2019 compared to 23% in the same period last year. During the second quarter of 2019 we updated our estimates of the impact of certain international provisions of the Tax Cuts and Jobs Act based on updated guidance issued by the Treasury Department (IRS) that resulted in an increase in the effective tax rate for fiscal year 2019. In addition, we recorded a provisional tax benefit amount of $1.4 million in the three months ended February 28, 2018 related to the re-measurement of our U.S. deferred tax balance due to enactment of tax reform in the U.S. that lowered the federal corporate tax rate.

Net Income

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018	Percentage Change	May 31, 2019	May 31, 2018	Percentage Change
Net income	$8,181	$12,904	(37)%	$17,583	$26,637	(34)%
As a percentage of total revenue	8%	14%		9%	14%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	May 31, 2019	November 30, 2018
Cash and cash equivalents	$103,249	$105,126
Short-term investments	25,304	34,387
Total cash, cash equivalents and short-term investments	$128,553	$139,513

The decrease in cash, cash equivalents and short-term investments of $11.0 million from the end of fiscal year 2018 was due to payments for acquisitions, net of cash acquired, of $225.3 million, repurchases of common stock of $25.0 million, dividend payments of $13.9 million, payments of debt obligations in the amount of $3.1 million, the effect of exchange rates on cash of $1.3 million, and purchases of property and equipment of $1.1 million. These cash outflows were partially offset by proceeds from the issuance of long-term debt of $185.0 million, cash inflows from operations of $65.1 million, proceeds from sale of property and equipment of $6.1 million, and $4.3 million in cash received from the issuance of common stock. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of May 31, 2019, $29.7 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. In fiscal year 2018, we repurchased and retired 2.9 million shares of our common stock for $120.0 million. We did not repurchase and retire any shares of our common stock in the three months ended May 31, 2019. We repurchased and retired 0.7 million shares for $25.0 million in the six months ended May 31, 2019. As of May 31, 2019, there was $75.0 million remaining under this current authorization.

In connection with the acquisition of Ipswitch, we have suspended our stock repurchase program for the remainder of fiscal 2019. We expect to resume share repurchases in fiscal 2020, at a level consistent with our publicly stated capital allocation policy. However, we may terminate this program at any time.

Dividends

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. In September 2018, our Board of Directors approved an additional 11% increase to our quarterly cash dividend from $0.14 to $0.155 per share of common stock. On June 25, 2019, our Board of Directors declared a quarterly dividend of $0.155 per share of common stock that will be paid on September 16, 2019 to shareholders of record as of the close of business on September 2, 2019. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy. However, we may terminate or modify this program at any time.

Restructuring Activities

During the second quarter of fiscal year 2019, we restructured our operations in connection with the acquisition of Ipswitch (Note 6). This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Ipswitch. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal years 2019 and 2020.

As part of this fiscal year 2019 restructuring, for the three months ended May 31, 2019, we incurred expenses of $2.7 million, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

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

As part of this fiscal year 2017 restructuring, for the three and six months ended May 31, 2019, we incurred expenses of $0.1 million and $0.5 million, respectively, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

Credit Facility

In April 2019, we entered into an amended and restated credit agreement, which consists of a $301.0 million term loan and a $100.0 million revolving loan, which may be increased by an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments (Note 7). This facility matures in April 2024, at which time any amounts outstanding will be due and payable in full. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions and share repurchases.

Cash Flows from Operating Activities

	Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018
Net income	$17,583	$26,637
Non-cash reconciling items included in net income	28,822	31,335
Changes in operating assets and liabilities	18,713	15,753
Net cash flows from operating activities	$65,118	$73,725

As described above, the decrease in cash generated from operations in the first six months of fiscal year 2019 as compared to the first six months of fiscal year 2018 was primarily due to lower operating income, partially offset by the changes in operating assets and liabilities as compared to last year. Cash flows in the first six months of fiscal year 2018 were particularly strong due to a slightly shorter collection cycle as compared to the first six months of fiscal year 2019. Our gross accounts receivable as of May 31, 2019 decreased by $7.7 million from the end of fiscal year 2018, which is primarily due to strong collections in the first six months of fiscal year 2019, offset by the acquisition of Ipswitch. Days sales outstanding (DSO) in accounts receivable was 42 days compared to 40 days in the fiscal second quarter of 2018 due to the timing of billings in the quarter and the acquisition of Ipswitch. In addition, our total deferred revenue as of May 31, 2019 increased by $14.5 million from the end of fiscal year 2018.

Cash Flows used in Investing Activities

	Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018
Net investment activity	$8,959	$2,465
Proceeds from sale of property, plant and equipment, net	6,146	—
Purchases of property and equipment	(1,080)	(3,196)
Payments for acquisitions, net of cash acquired	(225,298)	—
Net cash flows used in investing activities	$(211,273)	$(731)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In addition, we sold $6.1 million of property and equipment in the first six months of fiscal year 2019. We purchased $1.1 million of property and equipment in the first six months of fiscal year 2019, as compared to $3.2 million in the first six months of fiscal year 2018. Most significantly, however, we acquired Ipswitch during the second quarter of fiscal year 2019 for a net cash amount of $225.3 million.

Cash Flows from (used in) Financing Activities

	Six Months Ended
(In thousands)	May 31, 2019	May 31, 2018
Proceeds from stock-based compensation plans	$4,303	$4,671
Proceeds from the issuance of debt	184,984	—
Repurchases of common stock	(25,000)	(90,000)
Payment of principle on long-term debt	(1,547)	(3,094)
Dividend payments to shareholders	(13,886)	(13,101)
Other financing activities	(3,248)	(1,931)
Net cash flows from (used in) financing activities	$145,606	$(103,455)

During the first six months of fiscal year 2019, we received $4.3 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $4.7 million in the first six months of fiscal year 2018. Significantly, in the first six months of fiscal year 2019, we received proceeds from the issuance of debt of $185.0 million as compared to none in the same period of the prior year. Further, we repurchased $25.0 million of our common stock under our share repurchase plan compared to $90.0 million in the same period of the prior year. We also made principal payments on our long-term debt of $1.5 million in the first six months of fiscal year 2019 compared to $3.1 million in the same period of the prior year. In addition, we made dividend payments of $13.9 million to our shareholders during the first six months of fiscal 2019, as compared to $13.1 million in the first six months of fiscal 2018.

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

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of fiscal year 2019, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended May 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 606 on our financial statements to facilitate our adoption of it on December 1, 2018. There were no material changes to our internal control over financial reporting due to the adoption of ASC 606.

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

Revenue forecasting is uncertain, and the failure to meet our forecasts could result in a decline in our stock price. Our revenues, particularly new software license revenues, are difficult to forecast. We use a pipeline system to forecast revenues and trends in our business. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the conversion rate of the pipeline into contracts can be difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and result in a material adverse impact our business or our planned results of operations. Furthermore, most of our expenses are relatively fixed, including costs of personnel and facilities. Thus, an unexpected reduction in our revenue, or failure to achieve the anticipated rate of growth, would have a material adverse effect on our profitability. If our operating results do not meet our publicly stated guidance or the expectations of investors, our stock price may decline.

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

We are implementing a new financial systems platform which will assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. Our financial systems platform is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. Financial systems platform implementations are complex and time-consuming and involve significant expenditures on system software and implementation activities, as well as changes in business processes.

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

We have made significant investments in furtherance of our cognitive applications strategy and these investments may not generate the revenues we expect, which could adversely affect our business and financial results. Our cognitive applications strategy is focused on providing the platform and tools enterprises need to build next generation applications that drive their businesses, known as “cognitive applications.” Beginning in 2017, we have made significant investments in furtherance of our cognitive applications strategy, including three acquisitions.

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

We face various risks in connection with our acquisition of Ipswitch.  On April 30, 2019, we completed our acquisition of Ipswitch. We face various risks in connection with this acquisition, including the effects of disruption from the transaction making it more difficult to maintain relationships with employees, licensees, other business partners or governmental entities, other business effects, including the effects of industry, economic or political conditions outside of our control, transaction costs, actual or contingent liabilities, diversion of management, uncertainties as to whether anticipated synergies will be realized and uncertainties as to whether Ipswitch’s business will be successfully integrated with our business. Any one or more of these factors could have a material adverse effect on the combined business, our results of operations and our financial condition.

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

Our business practices with respect to the collection, use and management of personal information could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection. As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. For example, the E.U. and the United States ("U.S.") formally entered into a framework in July 2016 that provides a mechanism for companies to transfer data from E.U. member states to the U.S. This framework, called the Privacy Shield, is intended to address shortcomings identified by the Court of Justice of the E.U. in the previous E.U.-U.S. Safe Harbor Framework, which the Court of Justice invalidated in October 2015. The Privacy Shield and other data transfer mechanisms are likely to be reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers to the U.S. or interruption of such transfers. In the event any court blocks transfers to or from a particular jurisdiction on the basis that no transfer mechanisms are legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, regulatory liabilities or reputational harm. In addition, U.S. and foreign governments have enacted or are considering enacting legislation or regulations, or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact our ability and the ability of our customers and data partners to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide.

Regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the E.U. adopted a law governing data practices and privacy called the General Data Protection Regulation (GDPR), which became effective in May 2018. The law establishes new requirements regarding the handling of personal data. Non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we operate.

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

If our security measures are breached, our products and services may be perceived as not being secure, customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure. Our products and services involve the storage and transmission of our customers’ proprietary information and may be vulnerable to unauthorized access, computer viruses, cyber-attacks, distributed denial of service attacks and other disruptive problems. Due to the actions of outside parties, employee error, malfeasance, or otherwise, an unauthorized party may obtain access to our data or our customers’ data, which could result in its theft, destruction or misappropriation. Security risks in recent years have increased significantly given the increased sophistication and activities of hackers, organized crime, including state-sponsored organizations and nation-states, and other outside parties. Cyber threats are continuously evolving, increasing the difficulty of defending against them. While we have implemented security procedures and controls to address these threats, our security measures could be compromised or could fail. Any security breach or unauthorized access could result in significant legal and financial exposure, increased costs to defend litigation, indemnity and other contractual obligations, government fines and penalties, damage to our reputation and our brand, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business and results of operations. Breaches of our network could disrupt our internal systems and business applications, including services provided to our customers. Additionally, data breaches could compromise technical and proprietary information, harming our competitive position. We may need to spend significant capital or allocate significant resources to ensure effective ongoing protection against the threat of security breaches or to address security related concerns. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose customers. In addition, our insurance coverage may not be adequate to cover all costs related to cybersecurity incidents and the disruptions resulting from such events.

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

We are required to comply with certain financial and operating covenants under our credit facility and to make scheduled debt payments as they become due; any failure to comply with those covenants or to make scheduled payments could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility. In April 2019, we entered into an amended and restated credit agreement, which consists of a $301.0 million term loan and a $100.0 million revolving loan (which may be increased by an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments). This facility matures in April 2024, at which time any amounts outstanding will be due and payable in full. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions and share repurchases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the second quarter of fiscal year 2019 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
March 2019	—	$—	—	$75,000
April 2019	—	—	—	75,000
May 2019	—	—	—	75,000
Total	—	$—	—	$75,000

(1)
In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of May 31, 2019, there was $75.0 million remaining under this authorization. In connection with the acquisition of Ipswitch, we are suspending our stock repurchase program for the remainder of fiscal 2019. We expect to resume share repurchases in fiscal 2020, at a level consistent with our publicly stated capital allocation policy.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

2.1***	Stock Purchase Agreement, dated March 28, 2019, by and among Progress Software Corporation, Ipswitch, Inc. and Roger Green

3.1*	Amended and Restated Bylaws, as amended March 19, 2019

10.1****
Second Amended and Restated Credit Agreement, dated as of April 30, 2019, by and among Progress Software Corporation, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and Citizens Bank, N.A., as Syndication Agents, and Bank of America, N.A., Citibank, N.A., Silicon Valley Bank, Santander Bank, N.A. and TD Bank, N.A., as Documentation Agents, and JPMorgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger

10.1*****	2019 Fiscal Year Compensation Program for Non-Employee Directors

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Paul A. Jalbert

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and six months ended May 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2019 and November 30, 2018; (ii) Condensed Consolidated Statements of Income for the three and six months ended May 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2019 and 2018; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
***	Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on April 1, 2019
****	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 1, 2019
*****	Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended February 28, 2019 filed on April 5, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	July 9, 2019	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 9, 2019	/s/ PAUL A. JALBERT
Paul A. Jalbert
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)