Form 10-Q
period 2019-08-31
PROGRESS SOFTWARE CORP /MA
filed 2019-10-07
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____.
Commission File Number: 0-19417

PROGRESS SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2746201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Oak Park
Bedford, Massachusetts 01730
(Address of principal executive offices) (Zip code)

(781) 280-4000
(Registrant’s telephone number, including area code)

Not applicable
(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	PRGS	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of September 26, 2019, there were 44,785,586 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

	August 31, 2019	November 30, 2018
(In thousands, except share data)		As Adjusted(1)
Assets
Current assets:
Cash and cash equivalents	$124,020	$105,126
Short-term investments	21,377	34,387
Total cash, cash equivalents and short-term investments	145,397	139,513
Accounts receivable (less allowances of $674 and $840, respectively)	63,617	59,715
Unbilled receivables and contract assets	7,376	1,421
Other current assets	19,904	25,080
Assets held for sale	—	5,776
Total current assets	236,294	231,505
Long-term unbilled receivables and contract assets	9,987	1,811
Property and equipment, net	31,573	30,714
Intangible assets, net	136,381	58,919
Goodwill	432,598	314,992
Deferred tax assets	10,159	966
Other assets	2,933	5,243
Total assets	$859,925	$644,150
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, net	$8,836	$5,819
Accounts payable	6,882	10,593
Accrued compensation and related taxes	24,441	25,500
Dividends payable to shareholders	7,003	6,998
Income taxes payable	3,764	1,228
Other accrued liabilities	20,434	12,686
Short-term deferred revenue	143,972	123,210
Total current liabilities	215,332	186,034
Long-term debt, net	287,622	110,270
Long-term deferred revenue	16,554	12,730
Deferred tax liabilities	89	5,799
Other noncurrent liabilities	7,376	5,315
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 44,785,586 shares in 2019 and 45,114,935 shares in 2018	289,488	267,053
Retained earnings	76,486	85,125
Accumulated other comprehensive loss	(33,022)	(28,176)
Total shareholders’ equity	332,952	324,002
Total liabilities and shareholders’ equity	$859,925	$644,150
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
(In thousands, except per share data)		As Adjusted(1)		As Adjusted(1)
Revenue:
Software licenses	$30,686	$22,852	$83,216	$71,432
Maintenance and services	76,030	69,751	213,044	209,445
Total revenue	106,716	92,603	296,260	280,877
Costs of revenue:
Cost of software licenses	1,204	1,077	3,296	3,571
Cost of maintenance and services	12,163	10,110	32,182	29,445
Amortization of acquired intangibles	7,458	5,509	18,997	17,226
Total costs of revenue	20,825	16,696	54,475	50,242
Gross profit	85,891	75,907	241,785	230,635
Operating expenses:
Sales and marketing	25,177	21,752	72,332	64,838
Product development	23,126	19,338	64,704	59,405
General and administrative	13,506	12,218	38,445	35,670
Amortization of acquired intangibles	7,068	3,319	14,841	9,956
Fees related to shareholder activist	—	—	—	1,472
Restructuring expenses	801	135	3,993	2,382
Acquisition-related expenses	253	42	1,360	128
Total operating expenses	69,931	56,804	195,675	173,851
Income from operations	15,960	19,103	46,110	56,784
Other (expense) income:
Interest expense	(3,321)	(1,337)	(6,920)	(3,774)
Interest income and other, net	377	322	950	961
Foreign currency loss, net	(774)	(946)	(2,068)	(2,017)
Total other expense, net	(3,718)	(1,961)	(8,038)	(4,830)
Income before income taxes	12,242	17,142	38,072	51,954
(Benefit) provision for income taxes	(1,315)	2,752	6,932	10,928
Net income	$13,557	$14,390	$31,140	$41,026
Earnings per share:
Basic	$0.30	$0.32	$0.70	$0.90
Diluted	$0.30	$0.32	$0.69	$0.88
Weighted average shares outstanding:
Basic	44,716	45,130	44,761	45,730
Diluted	45,303	45,576	45,292	46,380

Cash dividends declared per common share	$0.155	$0.140	$0.465	$0.420
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
(In thousands)		As Adjusted(1)		As Adjusted(1)
Net income	$13,557	$14,390	$31,140	$41,026
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,961)	(1,950)	(2,512)	(7,137)
Unrealized loss on hedging activity, net of tax benefit of $820 for the third quarter and first nine months of 2019	(2,528)	—	(2,528)	—
Unrealized gain on investments, net of tax provision of $6 and $54 for the third quarter and first nine months of 2019, respectively, and $18 and $57 for the third quarter and first nine months of 2018, respectively	57	52	194	24
Total other comprehensive loss, net of tax	(4,432)	(1,898)	(4,846)	(7,113)
Comprehensive income	$9,125	$12,492	$26,294	$33,913
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Shareholders’ Equity

	Nine Months Ended August 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2018 as adjusted(1)	45,115	$451	$266,602	$85,125	$(28,176)	$324,002
Issuance of stock under employee stock purchase plan	141	1	4,044	—	—	4,045
Exercise of stock options	64	1	1,880	—	—	1,881
Vesting of restricted stock units and release of deferred stock units	147	1	(1)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(37)	—	(1,637)	—	—	(1,637)
Stock-based compensation	—	—	17,411	—	—	17,411
Issuance of shares related to non-compete agreement (Note 6)	44	—	2,000	—	—	2,000
Adjustment due to adoption of ASU 2016-16 (Note 1)	—	—	—	4,781	—	4,781
Dividends declared	—	—	—	(20,825)	—	(20,825)
Treasury stock repurchases and retirements	(688)	(6)	(1,259)	(23,735)	—	(25,000)
Net income	—	—	—	31,140	—	31,140
Other comprehensive loss	—	—	—	—	(4,846)	(4,846)
Balance, August 31, 2019	44,786	$448	$289,040	$76,486	$(33,022)	$332,952
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

	Three Months Ended August 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2019	44,723	$448	$281,745	$61,744	$(28,590)	$315,347
Issuance of stock under employee stock purchase plan	42	—	1,242	—	—	1,242
Exercise of stock options	20	—	563	—	—	563
Vesting of restricted stock units and release of deferred stock units	1	—	—	—	—	—
Stock-based compensation	—	—	5,490	—	—	5,490
Out-of-period correction to adoption of ASU 2016-16 (Note 1)	—	—	—	8,178	—	8,178
Dividends declared	—	—	—	(6,993)	—	(6,993)
Net income	—	—	—	13,557	—	13,557
Other comprehensive loss	—	—	—	—	(4,432)	(4,432)
Balance, August 31, 2019	44,786	$448	$289,040	$76,486	$(33,022)	$332,952

Condensed Consolidated Statements of Shareholders’ Equity (cont.)

	Nine Months Ended August 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2017 as adjusted(1)	47,281	$473	$249,363	$179,919	$(18,406)	$411,349
Issuance of stock under employee stock purchase plan	179	2	4,280	—	—	4,282
Exercise of stock options	162	2	3,556	—	—	3,558
Withholding tax payments related to net issuance of restricted stock units	148	1	(1,942)	—	—	(1,941)
Stock-based compensation	—	—	14,716	—	—	14,716
Adjustment due to adoption of ASU 2016-09	—	—	641	(641)	—	—
Dividends declared	—	—	—	(19,175)	—	(19,175)
Treasury stock repurchases and retirements	(2,637)	(26)	(7,811)	(102,163)	—	(110,000)
Net income	—	—	—	41,026	—	41,026
Other comprehensive income	—	—	—	—	(7,113)	(7,113)
Balance, August 31, 2018 as adjusted(1)	45,133	$452	$262,803	$98,966	$(25,519)	$336,702
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

	Three Months Ended August 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2018 as adjusted(1)	45,503	$456	$258,244	$107,647	$(23,621)	$342,726
Issuance of stock under employee stock purchase plan	(114)	(1)	1,214	—	—	1,213
Exercise of stock options	109	1	2,032	—	—	2,033
Withholding tax payments related to net issuance of restricted stock units	148	1	(11)	—	—	(10)
Stock-based compensation	—	—	4,566	—	—	4,566
Dividends declared	—	—	—	(6,318)	—	(6,318)
Treasury stock repurchases and retirements	(513)	(5)	(3,242)	(16,753)	—	(20,000)
Net income	—	—	—	14,390	—	14,390
Other comprehensive income	—	—	—	—	(1,898)	(1,898)
Balance, August 31, 2018 as adjusted(1)	45,133	$452	$262,803	$98,966	$(25,519)	$336,702
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	August 31, 2019	August 31, 2018
(In thousands)		As Adjusted(1)
Cash flows from operating activities:
Net income	$31,140	$41,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	5,523	5,158
Amortization of intangibles and other	34,637	28,489
Stock-based compensation	17,411	14,716
Loss on disposal of property and equipment	157	201
Deferred income taxes	(6,005)	(2,406)
Allowances for bad debt and sales credits	153	140
Changes in operating assets and liabilities:
Accounts receivable	(8,604)	19,196
Other assets	6,034	4,465
Accounts payable and accrued liabilities	(3,875)	(20,290)
Income taxes payable	1,654	1,575
Deferred revenue	13,658	4,755
Net cash flows from operating activities	91,883	97,025
Cash flows (used in) from investing activities:
Purchases of investments	(8,900)	(8,258)
Sales and maturities of investments	21,780	18,495
Purchases of property and equipment	(1,830)	(5,968)
Payments for acquisitions, net of cash acquired	(225,298)	—
Proceeds from sale of property, plant and equipment, net	6,146	—
Net cash flows (used in) from investing activities	(208,102)	4,269
Cash flows from (used in) financing activities:
Proceeds from stock-based compensation plans	6,347	7,943
Payments for taxes related to net share settlements of equity awards	(1,637)	(1,942)
Repurchases of common stock	(25,000)	(110,000)
Dividend payments to shareholders	(20,819)	(19,472)
Proceeds from the issuance of debt	184,984	—
Payment of principle on long-term debt	(3,427)	(4,641)
Payment of issuance costs for long-term debt	(1,611)	—
Net cash flows from (used in) financing activities	138,837	(128,112)
Effect of exchange rate changes on cash	(3,724)	(7,949)
Net increase (decrease) in cash and cash equivalents	18,894	(34,767)
Cash and cash equivalents, beginning of period	105,126	133,464
Cash and cash equivalents, end of period	$124,020	$98,697
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

Condensed Consolidated Statements of Cash Flows, continued

	Nine Months Ended
	August 31, 2019	August 31, 2018
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $1,293 in 2019 and $889 in 2018	$4,821	$7,515
Cash paid for interest	$5,972	$3,096
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$8,190	$9,546
Dividends declared	$7,003	$6,324
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") offers the leading platform for developing and deploying strategic business applications. We enable customers and partners to deliver modern, high-impact digital experiences with a fraction of the effort, time and cost. Progress offers powerful tools for easily building adaptive user experiences across any type of device or touchpoint, the flexibility of a cloud-native app dev platform to deliver modern apps, leading data connectivity technology, web content management, business rules, secure file transfer, network monitoring, plus award-winning machine learning that enables cognitive capabilities to be a part of any application. Over 1,700 independent software vendors ("ISVs"), 100,000 enterprise customers, and 2 million developers rely on Progress to power their applications.

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

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018 ("Annual Report on Form 10-K for the fiscal year ended November 30, 2018").

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

Perpetual licenses are generally invoiced upon execution of the contract and payable within 30 days. Term licenses are generally invoiced in advance on an annual basis over the term of the arrangement, which is typically one to three years. Any difference between the revenue recognized and the amount invoiced to the customer is recognized on our consolidated balance sheets as unbilled receivables until the customer is invoiced, at which point the amount is reclassified to accounts receivable.

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

As of August 31, 2019, invoicing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2020	$1,001
2021	8,234
2022	752
Total	$9,987

Contract assets, which arise when revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation, were $1.6 million as of August 31, 2019 and insignificant as of November 30, 2018. These amounts are included in unbilled receivables or long-term unbilled receivables on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Our deferred revenue balance is primarily made up of deferred maintenance from our OpenEdge and Application Development and Deployment segments.

As of August 31, 2019, the changes in deferred revenue were as follows (in thousands):

Balance, December 1, 2018 As Adjusted(1)	$135,940
Billings and other	320,846
Revenue recognized	(296,260)
Balance, August 31, 2019	$160,526
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method.

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of August 31, 2019, transaction price allocated to remaining performance obligations was $166 million. We expect to recognize approximately 90% of the revenue within the next year and the remainder thereafter.

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

Certain of our sales incentive programs do meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $1.2 million as of August 31, 2019 and minimal as of November 30, 2018 and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under prior accounting standards, the recognition of current and deferred income taxes for an intra-entity transfer was prohibited until the asset has been sold to an outside party. We adopted this standard at the beginning of the first quarter of fiscal year 2019. Upon adoption, we reclassified approximately $3.4 million from non-current prepaid taxes, which is included in other assets on our consolidated balance sheet, to retained earnings as of December 1, 2018. During the preparation of our condensed consolidated financial statements for the three months ended August 31, 2019, we identified that a deferred tax asset of $8.2 million should also have been recorded upon adoption of this standard at the beginning of the first quarter of fiscal year 2019, with the offset recorded to retained earnings. We determined that the error is not material to the first and second quarters of fiscal year 2019. We also concluded that recording an out-of-period correction would not be material and have therefore corrected this error by recording the $8.2 million deferred tax asset in our condensed financial statements as of August 31, 2019.

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

(3)Includes common stock and additional paid-in capital.

Consolidated Statements of Income

	August 31, 2018
	Three Months Ended			Nine Months Ended
(In thousands, except per share data)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Revenue:
Software licenses	$27,204	$(4,352)	$22,852	$78,986	$(7,554)	$71,432
Maintenance and services	68,479	1,272	69,751	206,846	2,599	209,445
Total revenue	95,683	(3,080)	92,603	285,832	(4,955)	280,877
Costs of revenue	16,696	—	16,696	50,242	—	50,242
Gross Profit	78,987	(3,080)	75,907	235,590	(4,955)	230,635
Operating expenses	56,804	—	56,804	173,851	—	173,851
Income from operations	22,183	(3,080)	19,103	61,739	(4,955)	56,784
Other expense, net	(1,961)	—	(1,961)	(4,830)	—	(4,830)
Income before income taxes	20,222	(3,080)	17,142	56,909	(4,955)	51,954
Provision for income taxes	3,476	(724)	2,752	11,848	(920)	10,928
Net income	$16,746	$(2,356)	$14,390	$45,061	$(4,035)	$41,026
Earnings per share:
Basic	$0.37	$(0.05)	$0.32	$0.99	$(0.09)	$0.90
Diluted	$0.37	$(0.05)	$0.32	$0.97	$(0.09)	$0.88
Weighted average shares outstanding:
Basic	45,130	—	45,130	45,730	—	45,730
Diluted	45,576	—	45,576	46,380	—	46,380

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
In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 intends to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance in ASU 2017-12 is required for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently accounting for our cash flow hedges in accordance with the guidance provided in ASU 2017-12.

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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at August 31, 2019 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$116,146	$—	$—	$116,146
Money market funds	7,874	—	—	7,874
State and municipal bond obligations	8,300	3	—	8,303
U.S. treasury bonds	6,860	21	—	6,881
Corporate bonds	6,179	14	—	6,193
Total	$145,359	$38	$—	$145,397

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2018 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$101,316	$—	$—	$101,316
Money market funds	3,810	—	—	3,810
State and municipal bond obligations	19,542	—	(119)	19,423
U.S. treasury bonds	6,726	—	(21)	6,705
Corporate bonds	8,329	—	(70)	8,259
Total	$139,723	$—	$(210)	$139,513

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	August 31, 2019		November 30, 2018
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$116,146	$—	$101,316	$—
Money market funds	7,874	—	3,810	—
State and municipal bond obligations	—	8,303	—	19,423
U.S. treasury bonds	—	6,881	—	6,705
Corporate bonds	—	6,193	—	8,259
Total	$124,020	$21,377	$105,126	$34,387

The fair value of debt securities by contractual maturity is as follows (in thousands):

	August 31, 2019	November 30, 2018
Due in one year or less	$16,356	$25,051
Due after one year(1)	5,021	9,336
Total	$21,377	$34,387

(1)
Includes state and municipal bond obligations, U.S. treasury bonds, and corporate bonds, which are securities representing investments available for current operations and are classified as current on the condensed consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of August 31, 2019 or November 30, 2018.

Note 3: Derivative Instruments

Cash Flow Hedge

On July 9, 2019, we entered into an interest rate swap contract with an initial notional amount of $150.0 million to manage the variability of cash flows associated with approximately one-half of our variable rate debt. The contract matures on April 30, 2024 and requires periodic interest rate settlements. Under this interest rate swap contract, we receive a floating rate based on the greater of 1-month LIBOR or 0.00% and pay a fixed rate of 1.855% on the outstanding notional amount.

We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive (loss) income on our condensed consolidated balance sheets. Although we have determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. As of August 31, 2019, the fair value of the hedge was a loss of $3.3 million and included in other noncurrent liabilities on our condensed consolidated balance sheets.

The following table presents our interest rate swap contract where the notional amount reflects the quarterly amortization of the interest rate swap, which is equal to approximately one-half of the corresponding reduction in the balance of our term loan as we make our scheduled principal payments. The fair value of the derivative represents the discounted value of the expected future discounted cash flows for the interest rate swap, based on the amortization schedule and the current forward curve for the remaining term of the contract, as of the date of each reporting period (in thousands):

	August 31, 2019		November 30, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$149,063	$(3,348)	$—	$—

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 days and one year from the date the contract was entered. At August 31, 2019, $2.9 million was recorded in other accrued liabilities on the condensed consolidated balance sheets. At November 30, 2018, $0.3 million and $0.1 million was recorded in other noncurrent liabilities and other current assets, respectively, on the condensed consolidated balance sheets.

In the three and nine months ended August 31, 2019, realized and unrealized losses of $1.6 million and $2.9 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on the condensed consolidated statements of operations. In the three and nine months ended August 31, 2018, realized and unrealized losses of $1.0 million and $4.1 million, respectively, from our forward contracts were recognized in foreign currency loss, net on the condensed consolidated statements of operations. The losses and gains were substantially offset by realized and unrealized gains and losses on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	August 31, 2019		November 30, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$75,096	$(2,915)	$105,830	$(170)
Forward contracts to purchase U.S. dollars	1,159	5	240	—
Total	$76,255	$(2,910)	$106,070	$(170)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at August 31, 2019 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$7,874	$7,874	$—	$—
State and municipal bond obligations	8,303	—	8,303	—
U.S. treasury bonds	6,881	—	6,881	—
Corporate bonds	6,193	—	6,193	—
Liabilities
Foreign exchange derivatives	(2,910)	—	(2,910)	—
Interest rate swap	$(3,348)	$—	$(3,348)	$—

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

We did not have any nonrecurring fair value measurements during the nine months ended August 31, 2019.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	August 31, 2019			November 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$179,601	$(121,937)	$57,664	$154,301	$(110,959)	$43,342
Customer-related	134,242	(68,454)	65,788	67,802	(56,589)	11,213
Trademarks and trade names	27,340	(16,186)	11,154	17,740	(13,376)	4,364
Non-compete agreement	2,000	(225)	1,775	—	—	—
Total	$343,183	$(206,802)	$136,381	$239,843	$(180,924)	$58,919

In the three and nine months ended August 31, 2019, amortization expense related to intangible assets was $14.5 million and $33.8 million, respectively. In the three and nine months ended August 31, 2018, amortization expense related to intangible assets was $8.8 million and $27.2 million, respectively.

The increase in intangible assets during fiscal year 2019 is related to the acquisition of Ipswitch in April 2019 (Note 6).

Future amortization expense for intangible assets as of August 31, 2019, is as follows (in thousands):

Remainder of 2019	$14,301
2020	32,678
2021	32,560
2022	25,937
2023	21,860
Thereafter	9,045
Total	$136,381

Goodwill

Changes in the carrying amount of goodwill in the nine months ended August 31, 2019 are as follows (in thousands):

Balance, November 30, 2018	$314,992
Additions	117,651
Translation adjustments	(45)
Balance, August 31, 2019	$432,598

The increase in goodwill during fiscal year 2019 is related to the acquisition of Ipswitch in April 2019 (Note 6).

Changes in the goodwill balances by reportable segment in the nine months ended August 31, 2019 are as follows (in thousands):

	November 30, 2018	Additions	Translation adjustments	August 31, 2019
OpenEdge	$248,987	$117,651	$(45)	$366,593
Data Connectivity and Integration	19,040	—	—	19,040
Application Development and Deployment	46,965	—	—	46,965
Total goodwill	$314,992	$117,651	$(45)	$432,598

During the quarter ending August 31, 2019, no triggering events occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

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

Ipswitch enables approximately 24,000 small and medium-sized businesses and enterprises to provide secure data sharing and ensure high-performance infrastructure availability. Through this acquisition, we will bolster our core offerings to small and medium-sized businesses and enterprises, enabling those businesses to respond faster to business demands and to improve productivity. We funded the acquisition through a combination of existing cash resources and a $185.0 million term loan, which is part of a new $401.0 million term loan and revolving credit facility (Note 7).

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

The preliminary fair value of the intangible assets has been estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to value the acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. The valuation assumptions take into consideration the Company's estimates of customer attrition, technology obsolescence, and revenue growth projections. Based on the preliminary valuation, the acquired intangible assets are comprised of customer relationships of approximately $66.6 million, existing technology of approximately $33.1 million, and trade names of approximately $9.6 million.

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

As previously noted, the Seller received a restricted stock award of approximately $2.0 million, subject to continued compliance with the three-year non-compete agreement. We concluded that the restricted stock award is not a compensation arrangement and we recorded the fair value of the award as an intangible asset separate from goodwill. We will recognize intangible asset amortization expense over the term of the agreement, which is 3 years. We recorded $0.2 million and $0.2 million of amortization expense related to this restricted stock award for the three and nine months ended August 31, 2019, respectively. These amounts are recorded in operating expenses on our condensed consolidated statement of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three and nine months ended August 31, 2019, we incurred approximately $0.3 million and $1.4 million of acquisition-related costs, respectively, which are included in acquisition-related expenses on our condensed consolidated statement of operations.

The operations of Ipswitch are included in our operating results as part of the OpenEdge segment from the date of acquisition. The amount of revenue of Ipswitch included in our unaudited condensed consolidated statement of operations during the three and nine months ended August 31, 2019 was approximately $10.7 million and $14.0 million, respectively. We determined that disclosing the amount of Ipswitch related earnings included in the consolidated statements of operations is impracticable, as certain operations of Ipswitch were integrated into the operations of the Company from the date of acquisition.

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

The pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on December 1, 2017. These results are prepared in accordance with ASC 606.

(In thousands, except per share data)		Pro Forma Three Months Ended August 31, 2018
Revenue		$107,014
Net income		$9,666
Net income per basic share		$0.21
Net income per diluted share		$0.21

(In thousands, except per share data)	Pro Forma Nine Months Ended August 31, 2019	Pro Forma Nine Months Ended August 31, 2018
Revenue	$325,248	$316,265
Net income	$24,381	$17,742
Net income per basic share	$0.54	$0.39
Net income per diluted share	$0.54	$0.38

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

Interest rates for the term loan and revolving credit facility are based upon our leverage ratio and determined based on an index selected at our option. The rates range from 1.50% to 2.00% above the Eurocurrency rate for Eurocurrency-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates for those currencies. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required and ranges from 0.25% to 0.35% per annum based on our leverage ratio. The interest rate as of August 31, 2019 was 3.75%.

The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of August 31, 2019 was $299.1 million, with $9.4 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended August 31, 2019. The principal repayment amounts are in accordance with the following schedule: (i) four payments of $1.9 million each, (ii) four payments of $3.8 million each, (iii) four payments of $5.6 million each, (iv) four payments of $7.5 million each, (v) three payments of $9.4 million each, and (vi) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of

August 31, 2019, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Costs incurred to obtain our long-term debt of $1.6 million, along with $1.2 million of unamortized debt issuance costs related to the previous credit agreement, are recorded as debt issuance costs as a direct deduction from the carrying value of the debt liability on our condensed consolidated balance sheets as of August 31, 2019. These costs are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to the debt issuance costs of $0.1 million for the three months ended August 31, 2019 and August 31, 2018 and $0.3 million for the nine months ended August 31, 2019 and August 31, 2018, respectively, is recorded in interest expense on our condensed consolidated statements of operations.

Revolving loans may be borrowed, repaid, and reborrowed until April 30, 2024, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three-month interval in the case of loans with interest periods greater than three months) with respect to Eurocurrency rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of Eurocurrency rate loans. As of August 31, 2019, there were no amounts outstanding under the revolving line and $1.8 million of letters of credit.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these financial covenants as of August 31, 2019.

As of August 31, 2019, aggregate principal payments of long-term debt for the next five years and thereafter are (in thousands):

Remainder of 2019	$1,880
2020	11,287
2021	18,813
2022	26,338
2023	33,863
Thereafter	206,938
Total	$299,119

Note 8: Common Stock Repurchases

In the three months ended August 31, 2019, we did not repurchase and retire any shares of our common stock. In the nine months ended August 31, 2019, we repurchased and retired 0.7 million shares for $25.0 million. In the three and nine months ended August 31, 2018, we repurchased and retired 0.5 million shares for $20.0 million and 2.6 million shares for $110.0 million, respectively. The shares were repurchased in all periods as part of our Board of Directors authorized share repurchase program.

In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of August 31, 2019, there was $75.0 million remaining under this current authorization.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Cost of maintenance and services	$317	$(96)	$811	$419
Sales and marketing	968	762	3,205	2,127
Product development	1,529	1,744	5,393	5,774
General and administrative	2,676	2,156	8,002	6,396
Total stock-based compensation	$5,490	$4,566	$17,411	$14,716

Note 10: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the nine months ended August 31, 2019 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Losses on Hedging Activity	Unrealized (Losses) Gains on Investments	Accumulated Other Comprehensive Loss
Balance, December 1, 2018, as adjusted	$(27,973)	$—	$(203)	$(28,176)
Other comprehensive (loss) income before reclassifications, net of tax	(2,512)	(2,528)	194	(4,846)
Balance, August 31, 2019	$(30,485)	$(2,528)	$(9)	$(33,022)

The tax effect on accumulated unrealized losses on hedging activity and unrealized (losses) gains on investments was $0.8 million as of August 31, 2019 and minimal as of November 30, 2018.

Note 11: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2018	$307	$4	$311
Costs incurred	676	3,317	3,993
Cash disbursements	(527)	(1,608)	(2,135)
Translation adjustments and other	(103)	(3)	(106)
Balance, August 31, 2019	$353	$1,710	$2,063

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

As part of this fiscal year 2019 restructuring, for the three and nine months ended August 31, 2019, we incurred expenses of $0.6 million and $3.3 million, respectively, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

A summary of the first nine months of fiscal year 2019 activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2018	$—	$—	$—
Costs incurred	—	3,313	3,313
Cash disbursements	—	(1,600)	(1,600)
Translation adjustments and other	—	(3)	(3)
Balance, August 31, 2019	$—	$1,710	$1,710

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through the second quarter of fiscal year 2020. Accordingly, the balance of the restructuring reserve of $1.7 million is included in other accrued liabilities on the condensed consolidated balance sheet at August 31, 2019.

2017 Restructuring

During fiscal year 2017, we undertook certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by over 20%. These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. We also consolidated offices in various locations during fiscal years 2017 and 2018 and the first nine months of fiscal year 2019. We expect to incur additional expenses related to facility closures as part of this restructuring action through fiscal year 2019, but we do not expect these additional costs to be material.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions, and other costs, which include asset impairment charges.

As part of this fiscal year 2017 restructuring, for the three and nine months ended August 31, 2019, we incurred expenses of $0.2 million and $0.7 million, respectively, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

A summary of the first nine months of fiscal year 2019 activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2018	$307	$4	$311
Costs incurred	676	4	680
Cash disbursements	(527)	(8)	(535)
Translation adjustments and other	(103)	—	(103)
Balance, August 31, 2019	$353	$—	$353

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2019. Accordingly, the balance of the restructuring reserve of $0.4 million is included in other accrued liabilities on the condensed consolidated balance sheet at August 31, 2019.

Note 12: Income Taxes

Our income tax provision for the third quarter of fiscal years 2019 and 2018 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

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

Our effective income tax rate was (11)% in the third quarter of fiscal year 2019 compared to 16% in the third quarter of fiscal year 2018, and 18% in the first nine months of fiscal year 2019 compared to 21% in the same period last year. The primary reason for the decrease in the effective rate as compared to the prior period is that during the preparation of our financial statements for the three months ended August 31, 2019, we identified an error in our income tax provisions for the first and second quarters of fiscal year 2019 related to the tax treatment of an intercompany sale of intellectual property that occurred in fiscal year 2018. As a result of the error, income tax expense was overstated by $1.1 million and $2.5 million during the first and second quarters of fiscal year 2019, respectively. We determined that the error was not material to the first and second quarters of fiscal year 2019 and corrected the error by recording an out of period $3.6 million tax benefit in our financial statements for the period ended August 31, 2019.

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

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
		As Adjusted(1)		As Adjusted(1)
Net income	$13,557	$14,390	$31,140	$41,026
Weighted average shares outstanding	44,716	45,130	44,761	45,730
Dilutive impact from common stock equivalents	587	446	531	650
Diluted weighted average shares outstanding	45,303	45,576	45,292	46,380
Basic earnings per share	$0.30	$0.32	$0.70	$0.90
Diluted earnings per share	$0.30	$0.32	$0.69	$0.88
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

We excluded stock awards representing approximately 1,236,000 shares and 898,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2019, respectively, because these awards were anti-dilutive. In the three and nine months ended August 31, 2018, we excluded stock awards representing 690,000 shares and 577,000 shares of common stock, respectively, from the calculation of diluted earnings per share as they were anti-dilutive.

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

The following table provides revenue and contribution margin from our reportable segments and reconciles to our consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
(In thousands)		As Adjusted(1)		As Adjusted(1)
Segment revenue:
OpenEdge	$78,607	$68,519	$211,679	$204,789
Data Connectivity and Integration	8,754	4,563	27,686	17,466
Application Development and Deployment	19,355	19,521	56,895	58,622
Total revenue	106,716	92,603	296,260	280,877
Segment costs of revenue and operating expenses:
OpenEdge	22,711	16,419	60,123	47,194
Data Connectivity and Integration	1,943	1,520	5,249	4,823
Application Development and Deployment	6,093	7,071	17,067	20,068
Total costs of revenue and operating expenses	30,747	25,010	82,439	72,085
Segment contribution margin:
OpenEdge	55,896	52,100	151,556	157,595
Data Connectivity and Integration	6,811	3,043	22,437	12,643
Application Development and Deployment	13,262	12,450	39,828	38,554
Total contribution margin	75,969	67,593	213,821	208,792
Other unallocated expenses(2)	60,009	48,490	167,711	152,008
Income from operations	15,960	19,103	46,110	56,784
Other expense, net	(3,718)	(1,961)	(8,038)	(4,830)
Income before income taxes	$12,242	$17,142	$38,072	$51,954
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

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from customers by revenue type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
(In thousands)		As Adjusted(1)		As Adjusted(1)
Performance obligations transferred at a point in time:
Software licenses	$30,686	$22,852	$83,216	$71,432
Performance obligations transferred over time:
Maintenance	67,611	62,170	190,138	187,412
Services	8,419	7,581	22,906	22,033
Total revenue	$106,716	$92,603	$296,260	$280,877
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

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
(In thousands)		As Adjusted(1)		As Adjusted(1)
North America	$61,816	$49,756	$165,374	$149,305
EMEA	35,109	32,663	102,114	101,008
Latin America	3,862	4,600	12,431	13,785
Asia Pacific	5,929	5,584	16,341	16,779
Total revenue	$106,716	$92,603	$296,260	$280,877
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Basis of Presentation for further information.

No single customer, partner, or country outside of the U.S. has accounted for more than 10% of our total revenue for the three or nine months ended August 31, 2019 and August 31, 2018. As of August 31, 2019 and November 30, 2018, no individual customer accounted for 10% or more of our net accounts receivable balance. As of August 31, 2019 and November 30, 2018, no individual foreign country accounted for 10% or more of total consolidated assets.

Note 15: Subsequent Events

On September 26, 2019, we announced that we are reducing our current and ongoing spending levels within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products. We expect our fiscal fourth quarter results to include a restructuring charge of $2.0 million to $4.0 million. This restructuring charge will relate to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation).

In connection with this restructuring action, during the fiscal fourth quarter, we will be evaluating the ongoing value of the intangible assets associated with the technologies and trade names obtained in the acquisitions of DataRPM and Kinvey. In accordance with ASC 360-10, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. We are still in the process of evaluating the recoverability of these assets; however, we expect that we will be required to write down these assets to fair value because our estimate of undiscounted cash flows associated with DataRPM and Kinvey may change. As of August 31, 2019, the combined carrying amounts of these intangible assets was $23.6 million.

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

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") offers the leading platform for developing and deploying strategic business applications. We enable customers and partners to deliver modern, high-impact digital experiences with a fraction of the effort, time and cost. Progress offers powerful tools for easily building adaptive user experiences across any type of device or touchpoint, the flexibility of a cloud-native app dev platform to deliver modern apps, leading data connectivity technology, web content management, business rules, secure file transfer, network monitoring, plus award-winning machine learning that enables cognitive capabilities to be a part of any application. Over 1,700 independent software vendors, 100,000 enterprise customers, and two million developers rely on Progress to power their applications. We operate as three distinct segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment.

The key tenets of our strategic plan and operating model are as follows:

Align Resources to Drive Profitability. Our organizational philosophy and operating principles focus primarily on customer and partner retention and success for our core products and a streamlined operating approach in order to more efficiently drive revenue.

Protect and Strengthen Our Core Business. A key element of our strategy is centered on providing the products and tools enterprises need to build modern, strategic business applications. We offer these products and tools to both new customers and partners as well as our existing partner and customer ecosystems. Our offerings enable developers to build the most modern applications quickly and easily, and include:

•
our OpenEdge software, which provides a unified development environment consisting of development tools, application servers, application management tools, an embedded relational database management system and the capability to connect and integrate with other applications and data sources;

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

Holistic Capital Allocation Approach. We have adopted a shareholder friendly capital allocation policy that utilizes dividends and share repurchases to return capital to shareholders. Pursuant to our capital allocation strategy that we initially announced in September 2017, we have targeted to return approximately 25% of our annual cash flows from operations to stockholders in the form of dividends. We also intend to repurchase our shares sufficient to offset dilution from our equity plans. We also intend to pursue mergers and acquisitions meeting strict financial criteria, which will enable us to drive significant stockholder returns by providing scale and increased cash flows. We have the flexibility to increase or decrease share repurchases depending on the size and time of future acquisition activity.

In September 2017, our Board of Directors increased the total share repurchase authorization to $250 million. As of August 31, 2019, there was $75.0 million remaining under this current authorization. As discussed further below, we have suspended our stock repurchase program for the remainder of fiscal 2019. We expect to resume share repurchases in fiscal 2020, at a level consistent with our publicly stated capital allocation policy.

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. In September 2018, the quarterly cash dividend was increased by 11% to $0.155 per share of common stock. On September 24, 2019, our Board of Directors approved an additional 6% increase to our quarterly cash dividend from $0.155 to $0.165 per share of common stock and declared a quarterly dividend of $0.165 per share of common stock that will be paid on December 16, 2019 to shareholders of record as of the close of business on December 2, 2019. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy.

We expect to continue to evaluate possible acquisitions designed to expand our business and drive significant stockholder returns. As a result, our expected uses of cash could change, our cash position could be reduced, and we may incur additional debt obligations to the extent we complete additional acquisitions.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. The impact of foreign exchange rates has had a material impact on revenue in fiscal year 2019. Since approximately one-third of our revenue is denominated in foreign currency, future fluctuations in foreign currency rates may also significantly impact our results.

On September 26, 2019, we announced that we are reducing our current and ongoing spending levels within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products. We expect our fiscal fourth quarter results to include a restructuring charge of $2.0 million to $4.0 million. This restructuring charge will relate to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation).

In connection with this restructuring action, during the fiscal fourth quarter, we will be evaluating the ongoing value of the intangible assets associated with the technologies and trade names obtained in the acquisitions of DataRPM and Kinvey. We are still in the process of evaluating the recoverability of these assets; however, we expect that we will be required to write down these assets to fair value because our estimate of undiscounted cash flows associated with DataRPM and Kinvey may change. As of August 31, 2019, the combined carrying amounts of these intangible assets was $23.6 million.

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2019	August 31, 2018	As Reported	Constant Currency
Revenue	$106,716	$92,603	15%	17%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2019	August 31, 2018	As Reported	Constant Currency
Revenue	$296,260	$280,877	5%	8%

Total revenue increased in the third quarter and first nine months of fiscal year 2019 as compared to the same periods last year due primarily to the acquisition of Ipswitch during the second quarter of fiscal year 2019 and an increase in license sales in our Data Connectivity and Integration segment. Ipswitch contributed $10.7 million and $14.0 million in revenue in the three and nine month periods ended August 31, 2019, respectively. The increase in total revenue was partially offset by a decrease in our OpenEdge product line license sales, lower Application Development and Deployment professional services revenue, and an unfavorable impact from currency exchange rates in all periods of fiscal year 2019 as compared to the same periods last year.

Software License Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2019	August 31, 2018	As Reported	Constant Currency
Software Licenses	$30,686	$22,852	34%	36%
As a percentage of total revenue	29%	25%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2019	August 31, 2018	As Reported	Constant Currency
Software Licenses	$83,216	$71,432	16%	19%
As a percentage of total revenue	28%	25%

Software license revenue increased in the third quarter and first nine months of fiscal year 2019 as compared to the same periods last year primarily due to the acquisition of Ipswitch during the second quarter of fiscal year 2019 and an increase in license sales in our Data Connectivity and Integration segment. The increase was partially offset by a decline in software license revenue in our OpenEdge product line during the third quarter and first nine months of fiscal year 2019 as compared to the same periods last year.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2019	August 31, 2018	As Reported	Constant Currency
Maintenance	$67,611	$62,170	9%	10%
As a percentage of total revenue	63%	67%
Services	8,419	7,581	11%	12%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$76,030	$69,751	9%	10%
As a percentage of total revenue	71%	75%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2019	August 31, 2018	As Reported	Constant Currency
Maintenance	$190,138	$187,412	1%	4%
As a percentage of total revenue	64%	67%
Services	22,906	22,033	4%	5%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$213,044	$209,445	2%	4%
As a percentage of total revenue	72%	75%

Maintenance revenue increased in all periods presented primarily due to the acquisition of Ipswitch during the second quarter of fiscal year 2019 and a slight increase in maintenance revenue in our Application Development and Deployment segment. This increase was offset by an unfavorable impact from currency exchange rates on our OpenEdge segment maintenance revenue in all periods of fiscal year 2019 compared to the same periods last year. Services revenue increased in all periods presented due to an increase in OpenEdge professional services revenue, partially offset by lower professional services revenue generated by our Application Development and Deployment segment.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2019	August 31, 2018	As Reported	Constant Currency
North America	$61,816	$49,756	24%	24%
As a percentage of total revenue	58%	54%
Europe, the Middle East and Africa ("EMEA")	$35,109	$32,663	7%	11%
As a percentage of total revenue	33%	35%
Latin America	$3,862	$4,600	(16)%	(13)%
As a percentage of total revenue	4%	5%
Asia Pacific	$5,929	$5,584	6%	10%
As a percentage of total revenue	5%	6%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2019	August 31, 2018	As Reported	Constant Currency
North America	$165,374	$149,305	11%	11%
As a percentage of total revenue	56%	53%
EMEA	$102,114	$101,008	1%	6%
As a percentage of total revenue	34%	36%
Latin America	$12,431	$13,785	(10)%	(3)%
As a percentage of total revenue	4%	5%
Asia Pacific	$16,341	$16,779	(3)%	1%
As a percentage of total revenue	6%	6%

The increase in revenue generated in North America in the third quarter and first nine months of fiscal year 2019 was primarily due to the acquisition of Ipswitch during the second quarter of fiscal year 2019 and higher license revenue generated by our Data Connectivity and Integration segment. The increase in revenue generated in EMEA in the third quarter and first nine months of fiscal year 2019 was also due to the acquisition of Ipswitch and higher license revenue generated by our Data Connectivity and Integration segment, partially offset by the unfavorable effect of foreign exchange. The slight decrease in revenue generated in Latin America in all periods was primarily due to license and maintenance revenue decreases in our OpenEdge and Application Development and Deployment segments. The increase in revenue generated in the Asia Pacific region in the third quarter of fiscal year 2019 was due to an increase in license and maintenance revenue in our OpenEdge segment and the slight decrease in the first nine months of fiscal year 2019 was the result of the effect of foreign exchange.

Total revenue generated in markets outside North America represented 44% of total revenue in the first nine months of fiscal year 2019 and 47% of total revenue in the same period last year. If exchange rates had remained constant in the first nine months of fiscal year 2019 as compared to the exchange rates in effect in the same period of fiscal year 2018, total revenue generated in markets outside North America would have been 45% of total revenue.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	August 31, 2019	August 31, 2018	As Reported	Constant Currency
OpenEdge segment	$78,607	$68,519	15%	17%
Data Connectivity and Integration segment	8,754	4,563	92%	92%
Application Development and Deployment segment	19,355	19,521	(1)%	(1)%
Total revenue	$106,716	$92,603	15%	17%

	Nine Months Ended		Percentage Change
(In thousands)	August 31, 2019	August 31, 2018	As Reported	Constant Currency
OpenEdge segment	$211,679	$204,789	3%	6%
Data Connectivity and Integration segment	27,686	17,466	59%	59%
Application Development and Deployment segment	56,895	58,622	(3)%	(3)%
Total revenue	$296,260	$280,877	5%	8%

Revenue in the OpenEdge segment increased in all periods primarily due to the acquisition of Ipswitch in the second quarter of fiscal year 2019 and an increase in professional services revenue, partially offset by a decrease in our license sales and an unfavorable impact from currency exchange rates. Data Connectivity and Integration revenue increased in all periods primarily due to the timing of certain multi-year renewals by original equipment manufacturers ("OEMs"). Application Development and Deployment revenue decreased in all periods primarily due to lower license and services revenue, partially offset by increased maintenance revenue.

Cost of Software Licenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
Cost of software licenses	$1,204	$1,077	12%	$3,296	$3,571	(8)%
As a percentage of software license revenue	4%	5%		4%	5%
As a percentage of total revenue	1%	1%		1%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix. During the periods presented above, cost of software licenses remained relatively flat as a percentage of revenue.

Cost of Maintenance and Services

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
Cost of maintenance and services	$12,163	$10,110	20%	$32,182	$29,445	9%
As a percentage of maintenance and services revenue	16%	14%		15%	14%
As a percentage of total revenue	11%	11%		11%	10%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The increase in both periods was primarily due to higher compensation-related costs resulting from an increase in headcount as a result of the acquisition of Ipswitch.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
Amortization of acquired intangibles	$7,458	$5,509	35%	$18,997	$17,226	10%
As a percentage of total revenue	7%	6%		6%	6%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles increased in all periods primarily due to the addition of intangible assets associated with the technologies obtained in connection with the acquisition of Ipswitch in the second quarter of fiscal year 2019.

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
Gross profit	$85,891	$75,907	13%	$241,785	$230,635	5%
As a percentage of total revenue	80%	82%		82%	82%

Our gross profit increased in the third quarter and first nine months of fiscal year 2019 primarily due to the increases of license and maintenance revenue, offset slightly by the increase of cost of maintenance and services and the amortization of acquired intangibles, each as described above.

Sales and Marketing

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
Sales and marketing	$25,177	$21,752	16%	$72,332	$64,838	12%
As a percentage of total revenue	24%	23%		24%	23%

Sales and marketing expenses increased in both the third quarter and first nine months of fiscal year 2019 as compared to the same periods last year primarily due to increased compensation-related expenses as a result of increased headcount from the acquisition of Ipswitch.

Product Development

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
Product development costs	$23,126	$19,338	20%	$64,704	$59,405	9%
As a percentage of total revenue	22%	21%		22%	21%

Product development expenses increased in the third quarter and first nine months of fiscal year 2019 as compared to the same period last year primarily due to increased compensation-related expenses as a result of increased headcount from the acquisition of Ipswitch.

General and Administrative

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
General and administrative	$13,506	$12,218	11%	$38,445	$35,670	8%
As a percentage of total revenue	13%	13%		13%	13%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased in both the third quarter and first nine months of fiscal year 2019 as compared to the same periods last year primarily due to higher stock-based compensation expense.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
Amortization of acquired intangibles	$7,068	$3,319	113%	$14,841	$9,956	49%
As a percentage of total revenue	7%	4%		5%	4%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased in all periods as compared to the same period last year due to the addition of intangible assets obtained in connection with the acquisition of Ipswitch, which occurred in the second quarter of fiscal year 2019.

Fees Related to Shareholder Activist

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
Fees related to shareholder activist	$—	$—	*	$—	$1,472	*
As a percentage of total revenue	—%	—%		—%	1%
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

Restructuring Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
Restructuring expenses	$801	$135	493%	$3,993	$2,382	68%
As a percentage of total revenue	1%	—%		1%	1%

Restructuring expenses recorded in the third quarter and first nine months of fiscal year 2019 relate to the restructuring activities that occurred in both fiscal years 2019 and 2017. See Note 11 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
Acquisition-related expenses	$253	$42	*	$1,360	$128	*
As a percentage of total revenue	—%	—%		—%	—%
* Not meaningful

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees, as well as retention fees, including earn-out payments treated as compensation expense. Acquisition-related expenses in both the third quarter and first nine months of fiscal year 2019 were related to the acquisition of Ipswitch. Acquisition-related expenses in both the third quarter and first nine months of fiscal year 2018 were minimal.

Income from Operations

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
Income from operations	$15,960	$19,103	(16)%	$46,110	$56,784	(19)%
As a percentage of total revenue	15%	21%		16%	20%

Income from operations decreased in both the third quarter and first nine months of fiscal year 2019 as compared to the same periods last year primarily due to increases in operating expenses, amortization of acquired intangible assets, restructuring expenses and acquisition expenses recorded in fiscal year 2019 as a result of the acquisition of Ipswitch, which was partially offset by the increase in license and maintenance revenue as described above.

Income from Operations by Segment

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
OpenEdge segment	$55,896	$52,100	7%	$151,556	$157,595	(4)%
Data Connectivity and Integration segment	6,811	3,043	124%	22,437	12,643	77%
Application Development and Deployment segment	13,262	12,450	7%	39,828	38,554	3%
Other unallocated expenses(1)	(60,009)	(48,490)	(24)%	(167,711)	(152,008)	(10)%
Income from operations	$15,960	$19,103	(16)%	$46,110	$56,784	(19)%

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

Other (Expense) Income, Net

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
Interest expense	$(3,321)	$(1,337)	(148)%	$(6,920)	$(3,774)	(83)%
Interest income and other, net	377	322	17%	950	961	(1)%
Foreign currency loss, net	(774)	(946)	18%	(2,068)	(2,017)	(3)%
Total other expense, net	$(3,718)	$(1,961)	(90)%	$(8,038)	$(4,830)	(66)%
As a percentage of total revenue	(3)%	(2)%		(3)%	(2)%

Other expense, net increased in the third quarter and first nine months of fiscal year 2019 as compared to the same periods last year primarily due to an increase in interest expense. The change in interest expense is a result of an increase in the principal balance of our debt, which was used to fund the Ipswitch acquisition.

(Benefit) Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
(Benefit) provision for income taxes	$(1,315)	$2,752	(148)%	$6,932	$10,928	(37)%
As a percentage of total revenue	(1)%	3%		2%	4%

Our effective tax rate was (11)% in the third quarter of fiscal year 2019 compared to 16% in the third quarter of fiscal year 2018, and 18% in the first nine months of fiscal year 2019 compared to 21% in the same period last year. The primary reason for the decrease in the effective rate as compared to the prior period is that during the preparation of our financial statements for the three months ended August 31, 2019, we identified an error in our income tax provisions for the first and second quarters of fiscal year 2019 related to the tax treatment of an intercompany sale of intellectual property that occurred in fiscal year 2018. As a result of the error, income tax expense was overstated by $1.1 million and $2.5 million during the first and second quarters of fiscal year 2019, respectively. We determined that the error was not material to the first and second quarters of fiscal year 2019 and corrected the error by recording an out of period $3.6 million tax benefit in our financial statements for the period ended August 31, 2019.

Net Income

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018	Percentage Change	August 31, 2019	August 31, 2018	Percentage Change
Net income	$13,557	$14,390	(6)%	$31,140	$41,026	(24)%
As a percentage of total revenue	13%	16%		11%	15%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	August 31, 2019	November 30, 2018
Cash and cash equivalents	$124,020	$105,126
Short-term investments	21,377	34,387
Total cash, cash equivalents and short-term investments	$145,397	$139,513

The increase in cash, cash equivalents and short-term investments of $5.9 million from the end of fiscal year 2018 was due to proceeds from the issuance of long-term debt of $185.0 million, cash inflows from operations of $91.9 million, proceeds from sale of property and equipment of $6.1 million, and $4.7 million in cash received from the issuance of common stock. These cash inflows were offset by payments for acquisitions, net of cash acquired, of $225.3 million, repurchases of common stock of $25.0 million, dividend payments of $20.8 million, payments of debt obligations in the amount of $5.0 million, the effect of exchange rates on cash of $3.7 million and purchases of property and equipment of $1.8 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of August 31, 2019, $25.3 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In September 2017, our Board of Directors increased our total share repurchase authorization to $250 million. In fiscal year 2018, we repurchased and retired 2.9 million shares of our common stock for $120.0 million. We did not repurchase and retire any shares of our common stock in the three months ended August 31, 2019. We repurchased and retired 0.7 million shares for $25.0 million in the nine months ended August 31, 2019. As of August 31, 2019, there was $75.0 million remaining under this current authorization.

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

Dividends

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. In September 2018, the quarterly cash dividend was increased by 11% to $0.155 per share of common stock. On September 24, 2019, our Board of Directors approved an additional 6% increase to our quarterly cash dividend from $0.155 to $0.165 per share of common stock and declared a quarterly dividend of $0.165 per share of common stock that will be paid on December 16, 2019 to shareholders of record as of the close of business on December 2, 2019. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy.

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

As part of this fiscal year 2019 restructuring, for the three and nine months ended August 31, 2019, we incurred expenses of $0.6 million and $3.3 million, respectively, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

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

As part of this fiscal year 2017 restructuring, for the three and nine months ended August 31, 2019, we incurred expenses of $0.2 million and $0.7 million, respectively, which are recorded in restructuring expenses on the condensed consolidated statements of operations.

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

Interest Rate Swap

In July 2019, we entered into an interest rate swap contract on an initial notional amount of $150.0 million to manage the variability of cash flows associated with our variable rate debt (Note 3). The contract matures on April 30, 2024 and requires periodic interest rate settlements.

Cash Flows from Operating Activities

	Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018
Net income	$31,140	$41,026
Non-cash reconciling items included in net income	51,876	46,298
Changes in operating assets and liabilities	8,867	9,701
Net cash flows from operating activities	$91,883	$97,025

As described above, the decrease in cash generated from operations in the first nine months of fiscal year 2019 as compared to the first nine months of fiscal year 2018 was primarily due to lower operating income, partially offset by the changes in operating assets and liabilities as compared to last year. Cash flows in the first nine months of fiscal year 2018 were particularly strong due to a slightly shorter collection cycle as compared to the first nine months of fiscal year 2019. Our gross accounts receivable as of August 31, 2019 increased by $3.7 million from the end of fiscal year 2018, which is primarily due to the acquisition of Ipswitch. Days sales outstanding (DSO) in accounts receivable was 53 days compared to 43 days in the fiscal third quarter of 2018 due to the timing of billings in the quarter and the acquisition of Ipswitch. In addition, our total deferred revenue as of August 31, 2019 increased by $24.6 million from the end of fiscal year 2018.

Cash Flows used in Investing Activities

	Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018
Net investment activity	$12,880	$10,237
Proceeds from sale of property, plant and equipment, net	6,146	—
Purchases of property and equipment	(1,830)	(5,968)
Payments for acquisitions, net of cash acquired	(225,298)	—
Net cash flows used in investing activities	$(208,102)	$4,269

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In addition, we sold $6.1 million of certain corporate land and building assets in the first nine months of fiscal year 2019. We also purchased $1.8 million of property and equipment in the first nine months of fiscal year 2019, as compared to $6.0 million in the first nine months of fiscal year 2018. Most significantly, we acquired Ipswitch during the second quarter of fiscal year 2019 for a net cash amount of $225.3 million.

Cash Flows from (used in) Financing Activities

	Nine Months Ended
(In thousands)	August 31, 2019	August 31, 2018
Proceeds from stock-based compensation plans	$6,347	$7,943
Proceeds from the issuance of debt	184,984	—
Repurchases of common stock	(25,000)	(110,000)
Payment of principle on long-term debt	(3,427)	(4,641)
Dividend payments to shareholders	(20,819)	(19,472)
Other financing activities	(3,248)	(1,942)
Net cash flows from (used in) financing activities	$138,837	$(128,112)

During the first nine months of fiscal year 2019, we received $6.3 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $7.9 million in the first nine months of fiscal year 2018. In addition, in the first nine months of fiscal year 2019, we received proceeds from the issuance of debt of $185.0 million as compared to none in the same period of the prior year. Further, we repurchased $25.0 million of our common stock under our share repurchase plan compared to $110.0 million in the same period of the prior year. We also made principal payments on our long-term debt of $3.4 million in the first nine months of fiscal year 2019 compared to $4.6 million in the same period of the prior year. In addition, we made dividend payments of $20.8 million to our shareholders during the first nine months of fiscal 2019, as compared to $19.5 million in the first nine months of fiscal 2018.

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

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of fiscal year 2019, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended August 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 606 on our financial statements to facilitate our adoption of it on December 1, 2018. There were no material changes to our internal control over financial reporting due to the adoption of ASC 606.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018. The risks discussed below could materially affect our business, financial condition and future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

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

*A failure of our information technology systems could have a material adverse effect on our business. A failure or prolonged interruption in our information technology systems, or any difficulty encountered in upgrading our systems or implementing new systems, that compromises our ability to meet our customers’ needs, or impairs our ability to record, process and report accurate information could have a material adverse effect on our financial condition.

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

*If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings. We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may cause a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations.

During the fiscal fourth quarter, we will be evaluating the ongoing value of the intangible assets associated with the technologies and trade names obtained in the acquisitions of DataRPM and Kinvey. In accordance with ASC 360-10, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. We are still in the process of evaluating the recoverability of these assets; however, we expect that we will be required to write down these assets to fair value because our estimate of undiscounted cash flows associated with DataRPM and Kinvey may change. As of August 31, 2019, the combined carrying amounts of these intangible assets was $23.6 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the third quarter of fiscal year 2019 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
June 2019	—	$—	—	$75,000
July 2019	—	—	—	75,000
August 2019	—	—	—	75,000
Total	—	$—	—	$75,000

(1)
In September 2017, our Board of Directors increased our total share repurchase authorization to $250.0 million. As of August 31, 2019, there was $75.0 million remaining under this authorization. In connection with the acquisition of Ipswitch, we are suspending our stock repurchase program for the remainder of fiscal 2019. We expect to resume share repurchases in fiscal 2020, at a level consistent with our publicly stated capital allocation policy.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

2.1***	Stock Purchase Agreement, dated March 28, 2019, by and among Progress Software Corporation, Ipswitch, Inc. and Roger Greene

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Paul A. Jalbert

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended August 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2019 and November 30, 2018; (ii) Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2019 and 2018; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
***	Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on April 1, 2019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	October 7, 2019	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 7, 2019	/s/ PAUL A. JALBERT
Paul A. Jalbert
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)