Form 10-K
period 2019-11-30
PROGRESS SOFTWARE CORP /MA
filed 2020-01-27
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2019
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

As of May 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,812,000,000.

As of January 20, 2020, there were 45,100,838 common shares outstanding.

Documents Incorporated By Reference
Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (our “definitive Proxy Statement”).

PROGRESS SOFTWARE CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2019

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

PART I

Item 1. Business

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") offers the leading platform for developing and deploying strategic business applications. We enable customers and partners to deliver modern, high-impact digital experiences with a fraction of the effort, time and cost. Progress offers powerful tools for easily building adaptive user experiences across any type of device or touchpoint, the flexibility of a cloud-native app dev platform to deliver modern apps, leading data connectivity technology, web content management, business rules, secure file transfer and network monitoring. Over 1,700 independent software vendors ("ISVs"), 100,000 enterprise customers, and two million developers rely on Progress to power their applications. We operate as three distinct segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment.

Our products are generally sold as perpetual licenses, but certain products also use term licensing models and our cloud-based offerings use a subscription-based model. More than half of our worldwide license revenue is realized through relationships with indirect channel partners, principally application partners, original equipment manufacturers ("OEMs"), distributors and value-added resellers. These partners develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology.

We operate in North America and Latin America (the "Americas"); Europe, the Middle East and Africa ("EMEA"); and the Asia Pacific region, through local subsidiaries as well as independent distributors.

The key tenets of our strategic plan and operating model are as follows:

Align Resources to Drive Profitability. Our organizational philosophy and operating principles focus primarily on customer and partner retention and success for our core products and a streamlined operating approach in order to more efficiently drive financial results.

Protect and Strengthen Our Core Business. A key element of our strategy is centered on providing the products and tools enterprises need to build modern, strategic business applications. We offer these products and tools to both new customers and partners as well as our existing partner and customer ecosystems. This strategy builds on our inherent DNA and our vast experience in application development that we've acquired over the past 35+ years.

Our offerings enable developers to build the most modern applications quickly and easily, and include:

•
our OpenEdge software, which provides a unified development environment consisting of development tools, application servers, application management tools, an embedded relational database management system and the capability to connect and integrate with other applications and data sources;

•	our leading UI development tools, which enable organizations to easily build engaging user interfaces for any device or front end;

•	our data connectivity and integration capabilities;

•	our business logic and rules capabilities;

•	our secure file transfer solutions, which provide secure collaboration and automated file transfers of sensitive data and advanced workflow automation capabilities;

•	our network management capabilities, which enable small and medium-sized businesses to monitor and manage their IT infrastructure and applications; and

•	web content management for delivering personalized and engaging digital experiences.

Acquire Accretive Businesses. We are pursuing acquisitions of businesses within the software infrastructure space, with products that appeal to both IT organizations and individual developers. These acquisitions must meet strict financial criteria, which will enable us to drive significant stockholder returns by providing scale and increased cash flows. As described below, in April 2019, we acquired Ipswitch in a transaction that met these strict financial criteria.

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

In fiscal year 2019, we repurchased and retired 0.7 million shares of our common stock for $25.0 million. In connection with the acquisition of Ipswitch, Inc. (“Ipswitch”) in April 2019, we suspended our stock repurchase program for the remainder of fiscal 2019. We expect to resume share repurchases in fiscal 2020, at a level consistent with our publicly stated capital allocation policy. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time. As of November 30, 2019, there was $75.0 million remaining under share repurchase authorization. In January 2020, our Board of Directors increased the total share repurchase authorization to $250.0 million.

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. In September 2018, the quarterly cash dividend was increased to $0.155 per share of common stock. On September 24, 2019, our Board of Directors approved an additional increase to our quarterly cash dividend from $0.155 to $0.165 per share of common stock. We have declared aggregate per share quarterly cash dividends totaling $0.630, $0.575 and $0.515 for the years ended November 30, 2019, November 30, 2018 and November 30, 2017, respectively. We paid aggregate cash dividends totaling $27.8 million, $25.8 million and $24.1 million for the years ended November 30, 2019, November 30, 2018 and November 30, 2017, respectively. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy.

On April 30, 2019, in furtherance of our acquisition strategy, we acquired all of the outstanding equity interests of Ipswitch, a provider of award-winning and easy-to-use secure data file transfer and network management software, for an aggregate purchase price of approximately $225.0 million.

On September 26, 2019, we announced that we are reducing our current and ongoing investment levels within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products. Accordingly, our fiscal fourth quarter results include a restructuring charge of $2.5 million. This restructuring charge relates to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation) incurred as part of the reduction in investment. In connection with this restructuring action, during the fiscal fourth quarter, we evaluated the ongoing value of the intangible assets primarily associated with the technologies and trade names obtained in the acquisitions of DataRPM and Kinvey. As a result of this evaluation, we wrote down these assets to fair value, which resulted in a $22.7 million asset impairment charge.

Our Business Segments

OpenEdge Business Segment

The OpenEdge business segment drives growth within OpenEdge’s large, diverse partner base by providing the technology enhancements and marketing support these partners need to sell more of their existing solutions to their customers. The OpenEdge business segment is also focused on providing partners and direct end users with a clear path to develop and integrate cloud-based applications. Our professional services organization helps partners and customers leverage their core assets and develop strategies that protect current investments, while addressing changing business requirements.

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

Progress Corticon

Progress Corticon is a market-leading Business Rules Management System that provides applications with decision automation, decision change process and decision-related insight capabilities. Corticon helps both business and IT users to quickly create or reuse business rules as well as create, improve, collaborate on, and maintain decision logic.

MOVEit

MOVEit provides secure collaboration and automated file transfers of critical business information between users, locations and partners in compliance with data security regulations such as HIPAA, PCI DSS and the EU’s GDPR, and advanced workflow automation capabilities without the need for scripting.

WhatsUp Gold

WhatsUp Gold is an award-winning network monitoring solution, which enables small and medium-sized businesses and enterprises to continuously monitor and manage their IT infrastructure and applications, assuring high levels of performance and availability.

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

The solutions within the DCI business segment include:

Progress DataDirect Connect

Progress DataDirect Connect provides data connectivity using industry-standard interfaces to connect applications running on various platforms to any major database, for both corporate IT organizations and software vendors. With software components embedded in the products of over 350 software companies and in the applications of thousands of large enterprises, DataDirect Connect is a global leader in the data connectivity market. The primary products, in addition to other drivers we have developed, are ODBC drivers, JDBC drivers and ADO.NET providers. They provide the capability to connect and integrate with other applications and data sources independently or with our cloud-based offerings.

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

Application Development and Deployment Business Segment

The Application Development and Deployment ("AD&D") business segment is focused on serving the evolving needs of our substantial developer community in creating modern and engaging applications and digital experiences. This business segment is agile and digitally-driven in its go-to-market, able to react quickly to changes in this rapidly-evolving market. Products in this segment focus on user interface development and content-driven digital experiences.

The solutions within the AD&D business segment include:

Developer Tools

Our Developer Tools (DevTools) business offers a leading set of components for user interface (UI) development for Web, Mobile, Desktop, Chat and AR/VR apps, plus automated application testing and reporting tools. These products make development of modern, engaging application UIs fast and easy for .NET and JavaScript developers. Product lines include Telerik, Kendo UI, Fiddler, and Test Studio.

Sitefinity

Sitefinity is a next-generation web content management and customer analytics platform for managing and optimizing digital experiences. Sitefinity combines superior end user experience with a high level of customization capabilities for developers.

Product Development

Most of our products have been developed by our internal product development staff or the internal staffs of acquired companies. We believe that the features and performance of our products are competitive with those of other available development and deployment tools and that none of the current versions of our products are approaching obsolescence. However, we have invested, and expect to continue to invest in new product development and enhancements of our current products to maintain our competitive position.

As of November 30, 2019, we have five development offices in North America, two primary development offices in India and two primary development offices in EMEA.

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

We also market our products through indirect channels, primarily application partners. OEMs, and value-added resellers, who embed or add features to our products as part of an integrated solution. We use distributors, both internationally and domestically, in certain locations where we do not have a direct presence or where it is more economically feasible for us to do so. More than half of our license revenues are derived from these indirect channels.

Application Partners

Our application partners cover a broad range of markets, offer an extensive library of business applications and are a source of recurring revenue. We have kept entry costs, consisting primarily of the initial purchase of development licenses, low to encourage a wide variety of application partners to build applications. If an application partner succeeds in marketing its applications, we obtain recurring revenue as the application partner licenses our deployment products to allow its application to be installed and used by customers. In recent years, a significantly increasing amount of our revenue from application partners has been generated from application partners who have chosen to enable their business applications under a software-as-a-service ("SaaS") platform.

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

Value Added Resellers

We enter into arrangements with value-added resellers (VARs) in which the VAR adds features or services to our products, then resell those products as an integrated product or complete "turn-key" solution.

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

Sales personnel are responsible for developing new direct end user accounts, recruiting new indirect channel partners and new independent distributors, managing existing channel partner relationships and servicing existing customers. We actively seek to avoid conflict between the sales efforts of our application partners and our own direct sales efforts. We use our inside sales teams to enhance our direct sales efforts and to generate new business and follow-on business from existing customers.

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

Customer Support

Our customer support staff provides telephone and Web-based support to end users, application developers and OEMs. Customers may purchase maintenance services entitling them to software updates, technical support and technical bulletins. Maintenance is generally not required with our products and is purchased at the customer's option. We provide support to customers primarily through our main regional customer support centers in Bedford, Massachusetts; Morrisville, North Carolina; Alpharetta, Georgia; Madison, Wisconsin; Galway, Ireland; Rotterdam, The Netherlands; Hyderabad, India; Melbourne, Australia; and Sofia, Bulgaria. Local technical support for specific products is provided in certain other countries as well.

Professional Services

Our global professional services organization delivers business solutions for customers through a combination of products, consulting and education. Our consulting organization offers project management, implementation services, custom development, programming and other services. Our consulting organization also provides services to Web-enable existing applications or to take advantage of the capabilities of new product releases. Our education organization offers numerous training options, from traditional instructor-led courses to advanced learning modules available via the web or on digital media.

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

We compete in various markets with a number of entities, such as salesforce.com, Inc., Amazon.com, Inc., Software AG, Pivotal Software, Inc., IBM Corporation, Microsoft Corporation, Oracle Corporation and other smaller firms. Many of these vendors offer platform-as-a-service, application development, data integration and other tools in conjunction with their CRM, web services, operating systems and relational database management systems. We believe that IBM Corporation, Microsoft Corporation and Oracle Corporation currently dominate the relational database market. We do not believe that there is a dominant vendor in the other infrastructure software markets, including application development. Some of our competitors have greater financial, marketing or technical resources than we have and/or may have experience in, or be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can. Increased competition could make it more difficult for us to maintain our revenue and market presence.

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

Employees

As of November 30, 2019, we had 1,538 employees worldwide, including 461 in sales and marketing, 273 in customer support and services, 626 in product development and 178 in administration.

None of our U.S. employees are subject to a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ councils and/or collective bargaining agreements as may be customary or required in those jurisdictions. We have experienced no work stoppages and believe our relations with employees are good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.progress.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC at www.sec.gov. The information posted on our website is not incorporated into this Annual Report.

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

•	budgeting cycles of customers;

•	mix of distribution channels;

•	mix of products and services sold;

•	mix of international and North American revenues;

•	fluctuations in currency exchange rates;

•	changes in the level of operating expenses;

•	changes in management;

•	restructuring programs;

•	changes in our sales force;

•	completion or announcement of acquisitions by us or our competitors;

•	integration of acquired businesses;

•	customer order deferrals in anticipation of new products announced by us or our competitors; and

•	general economic conditions in regions in which we conduct business.

Revenue forecasting is uncertain, and the failure to meet our forecasts could result in a decline in our stock price. Our revenues, particularly new software license revenues, are difficult to forecast. We use a pipeline system to forecast revenues and trends in our business. Our pipeline estimates may prove to be unreliable either in a particular quarter or over a longer period of time, in part because the conversion rate of the pipeline into contracts can be difficult to estimate and requires management judgment. A variation in the conversion rate could cause us to plan or budget incorrectly and result in a material adverse impact on our business or our planned results of operations. Furthermore, most of our expenses are relatively fixed, including costs of personnel and facilities. Thus, an unexpected reduction in our revenue, or failure to achieve the anticipated rate of growth, would have a material adverse effect on our profitability. If our operating results do not meet our publicly stated guidance or the expectations of investors, our stock price may decline.

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

A failure of our information technology systems could have a material adverse effect on our business. A failure or prolonged interruption in our information technology systems, or any difficulty encountered in upgrading our systems or implementing new systems, that compromises our ability to meet our customers’ needs, or impairs our ability to record, process and report accurate information could have a material adverse effect on our financial condition.

Weakness in the U.S. and international economies may result in fewer sales of our products and may otherwise harm our business. We are subject to risks arising from adverse changes in global economic conditions, especially those in the U.S., Europe and Latin America. If global economic conditions weaken, credit markets tighten and/or financial markets become unstable, customers may delay, reduce or forego technology purchases, both directly and through our application partners, resellers/distributors and OEMs. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition. Further, deteriorating economic conditions could adversely affect our customers and their ability to pay amounts owed to us. Any of these events would likely harm our business, results of operations, financial condition or cash flows.

Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. Approximately 45% of our total revenue is generated from sales outside North America. Political and/or financial instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely impact our business. For example, the announcement of the Referendum of the United Kingdom’s (the "U.K.") Membership of the European Union ("E.U.") (referred to as "Brexit"), advising for the exit of the U.K. from the E.U., has led to significant, continuing volatility in global stock markets and currency exchange rate fluctuations. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results.

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

We are substantially dependent on our Progress OpenEdge products. We derive a significant portion of our revenue from software license and maintenance revenue attributable to our Progress OpenEdge product set. Accordingly, our future results depend on continued market acceptance of OpenEdge. If consumer demand declines, or new technologies emerge that are superior to, or are more responsive to customer requirements than, OpenEdge such that we are unable to maintain OpenEdge’s competitive position within its marketplace, our business, financial condition and operating results may be materially adversely affected.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may cause a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations.

During the fiscal fourth quarter, we evaluated the ongoing value of the intangible assets associated with the technologies and trade names obtained in the acquisitions of DataRPM and Kinvey. In accordance with ASC 360-10, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. As a result of our decision to reduce our current and ongoing spending levels within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products, we determined that the intangible assets were fully impaired. As a result, we incurred an impairment charge of $22.7 million in the fourth quarter of fiscal year 2019 (Note 4).

We may make additional acquisitions of businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition, results of operations or cash flows. A key element of our strategy includes the acquisition of businesses that offer complementary products, services and technologies, augment our revenues and cash flows, and meet our strict financial criteria, such as our recent acquisition of Ipswitch. We may not be able to identify suitable acquisition opportunities, or to consummate any such transactions. Any acquisitions that we do complete and their integration involve a number of risks, the occurrence of which could have a material adverse effect on our business, financial condition, operating results or cash flows, including:

•	unexpected delays, challenges and related expenses, and the disruption of our business;

•	difficulties of assimilating the operations and personnel of acquired companies;

•	our potential inability to realize the value of the acquired assets relative to the price paid;

•	distraction of management from our ongoing businesses;

•	potential product disruptions associated with the sale of the acquired business's products;

•
the potential that an acquisition may not further our business strategy as we expected, may not result in revenue and cash flow growth to the degree we expected or at all, or may not achieve expected synergies;

•	the possibility of incurring significant restructuring charges and amortization expense;

•	risks related to the assumption of the acquired business's liabilities or any ongoing lawsuits;

•	potential impairment to assets that we recorded as a part of an acquisition, including intangible assets and goodwill; and

•	to the extent that we issue stock to pay for an acquisition, dilution to existing stockholders and decreased earnings per share.

Difficulties associated with any acquisitions we may pursue and their integration may be complicated by factors such as:

•	the size of the business or entity acquired;

•	geographic and cultural differences;

•	lack of experience operating in the industry or geographic markets of the acquired business;

•	potential loss of key employees and customers;

•	the potential for deficiencies in internal controls at the acquired or combined business;

•	performance problems with the acquired business’s technology;

•	exposure to unanticipated liabilities of the acquired business;

•	insufficient revenue to offset increased expenses associated with the acquisition; and

•	adverse tax consequences.

If we fail to complete an announced acquisition, our stock price could fall to the extent the price reflects an assumption that such acquisition will be completed, and we may incur significant unrecoverable costs. Further, the failure to consummate an acquisition may result in negative publicity and adversely impact our relationships with our customers, vendors and employees. We may become subject to legal proceedings relating to the acquisition and the integration of acquired businesses may not be successful. Failure to manage and successfully integrate acquired businesses, achieve anticipated levels of profitability of the acquired business, improve margins of the acquired businesses and products, or realize other anticipated benefits of an acquisition could materially harm our business, operating results and margins.

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

Item 2. Properties

We own our principal administrative, sales, support, marketing, product development and distribution facilities, which are located in one building totaling approximately 165,000 square feet in Bedford, Massachusetts.

We also maintain offices for administrative, sales, support, marketing, product development and/or distribution purposes in leased facilities in various other locations in North America, including Burlington, Massachusetts and Morrisville, North Carolina, and outside North America, including Sofia, Bulgaria, Hyderabad, India, and Rotterdam, the Netherlands. The terms of our leases generally range from one to fifteen years. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as needed.

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

As of December 31, 2019, our common stock was held by approximately 149 stockholders of record.

In fiscal years 2019 and 2018, we repurchased and retired 0.7 million shares of our common stock for $25.0 million and 2.9 million shares of our common stock for $120.0 million, respectively. In connection with the acquisition of Ipswitch in April 2019, we suspended our stock repurchase program for the remainder of fiscal 2019.

We expect to resume share repurchases in fiscal 2020, at a level consistent with our publicly stated capital allocation policy. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time. As of November 30, 2019, there was $75.0 million remaining under the share repurchase authorization. In January 2020, our Board of Directors increased the total share repurchase authorization to $250.0 million.

Stock Repurchases

Information related to the repurchases of our common stock by month in the fourth quarter of fiscal year 2019 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
September 2019	—	$—	—	$75,000
October 2019	—	—	—	75,000
November 2019	—	—	—	75,000
Total	—	$—	—	$75,000

(1)
As of November 30, 2019, there was $75.0 million remaining under the current authorization of $250.0 million. In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million.

Stock Performance Graph and Cumulative Total Return

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Computer Index for each of the last five fiscal years ended November 30, 2019, assuming an investment of $100 at the beginning of such period and the reinvestment of any dividends.

Comparison of 5 Year Cumulative Total Return(1)
Among Progress Software Corporation, the NASDAQ Composite Index and the
NASDAQ Computer Index

(1) $100 invested on November 30, 2014 in stock or index, including reinvestment of dividends.

November 30,	2014	2015	2016	2017	2018	2019
Progress Software Corporation	$100.00	$92.06	$113.47	$158.63	$134.92	$157.83
NASDAQ Composite	100.00	108.07	112.61	145.41	155.07	181.24
NASDAQ Computer	100.00	108.14	115.99	164.04	171.76	223.01

Item 6. Selected Financial Data

The following table sets forth selected financial data for the last five fiscal years (in thousands, except per share data):

Year Ended November 30,	2019	2018	2017	2016	2015
		As Adjusted(1)	As Adjusted(1)	As Reported(1)	As Reported(1)
Revenue	$413,298	$378,981	$389,154	$405,341	$377,554
Income (loss) from operations	40,084	67,814	57,490	(29,709)	14,754
Net income (loss)	26,400	49,670	29,021	(55,726)	(8,801)
Basic earnings (loss) per share	0.59	1.09	0.60	(1.13)	(0.17)
Diluted earnings (loss) per share	0.58	1.08	0.60	(1.13)	(0.17)
Cash dividends declared per common share	0.630	0.575	0.515	0.125	—
Cash, cash equivalents and short-term investments	173,685	139,513	183,609	249,754	241,279
Total assets	881,271	644,150	718,718	754,827	877,123
Long-term debt, net, including current portion	294,719	116,089	121,909	135,000	144,375
Shareholders’ equity	330,282	324,002	404,381	406,629	522,464
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. As a result, we have adjusted balances for 2018 and 2017. We have not adjusted 2016 and 2015 for ASC 606. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

Fiscal year 2016 amounts were impacted by a $92.0 million impairment charge related to the goodwill of the Application Development and Deployment reporting unit.

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

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") offers the leading platform for developing and deploying strategic business applications. We enable customers and partners to deliver modern, high-impact digital experiences with a fraction of the effort, time and cost. Progress offers powerful tools for easily building adaptive user experiences across any type of device or touchpoint, the flexibility of a cloud-native app dev platform to deliver modern apps, leading data connectivity technology, web content management, business rules, secure file transfer, and network monitoring. Over 1,700 independent software vendors, 100,000 enterprise customers, and two million developers rely on Progress to power their applications. We operate as three distinct segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment.

The key tenets of our strategic plan and operating model are as follows:

Align Resources to Drive Profitability. Our organizational philosophy and operating principles focus primarily on customer and partner retention and success for our core products and a streamlined operating approach in order to more efficiently drive financial results.

Protect and Strengthen Our Core Business. A key element of our strategy is centered on providing the platform and tools enterprises need to build modern, strategic business applications. We offer these products and tools to both new customers and partners as well as our existing partner and customer ecosystems. This strategy builds on our inherent DNA and our vast experience in application development that we’ve acquired over the past 35+ years.

Our offerings enable developers to build the most modern applications quickly and easily, and include:

•
our OpenEdge software, which provides a unified development environment consisting of development tools, application servers, application management tools, an embedded relational database management system and the capability to connect and integrate with other applications and data sources;

•	our leading UI development tools, which enable organizations to easily build engaging user interfaces for any device or front end;

•	our data connectivity and integration capabilities;

•	our business logic and rules capabilities;

•	our secure file transfer solutions, which provide secure collaboration and automated file transfers of sensitive data and advanced workflow automation capabilities;

•	our network management capabilities, which enable small and medium-sized businesses to monitor and manage their IT infrastructure and applications; and

•	web content management for delivering personalized and engaging digital experiences.

Acquire Accretive Businesses. We are pursuing acquisitions of businesses within the software infrastructure space, with products that appeal to both IT organizations and individual developers. These acquisitions must meet strict financial criteria, which will enable us to drive significant stockholder returns by providing scale and increased cash flows. As described below, in April 2019, we acquired Ipswitch in a transaction that met these strict financial criteria.

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

In fiscal year 2019, we repurchased and retired 0.7 million shares of our common stock for $25.0 million. In connection with the acquisition of Ipswitch in April 2019, we suspended our stock repurchase program for the remainder of fiscal 2019.

We expect to resume share repurchases in fiscal 2020, at a level consistent with our publicly stated capital allocation policy. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors, and the Board of Directors may choose to suspend, expand or discontinue the repurchase program at any time. As of November 30, 2019, there was $75.0 million remaining under the share repurchase authorization. In January 2020, our Board of Directors increased the total share repurchase authorization to $250.0 million.

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. In September 2018, the quarterly cash dividend was increased to $0.155 per share of common stock. On September 24, 2019, our Board of Directors approved an additional increase to our quarterly cash dividend from $0.155 to $0.165 per share of common stock. On January 8, 2020, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock that will be paid on March 16, 2020 to stockholders of record as of the close of business on March 2, 2020. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy.

In furtherance of our acquisition strategy, on April 30, 2019, we acquired all of the outstanding equity interests of Ipswitch, a provider of award-winning and easy-to-use secure data file transfer and network management software, for an aggregate purchase price of approximately $225.0 million.

We expect to continue to evaluate possible acquisitions and other strategic transactions designed to expand our business. As a result, our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions. However, we believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including quarterly cash dividends and stock repurchases to Progress stockholders, as applicable, through at least the next twelve months.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. The impact of foreign exchange rates had a material impact on revenue in fiscal year 2019. Since approximately one-third of our revenue is denominated in foreign currency, future fluctuations in foreign currency rates may also significantly impact our results.

On September 26, 2019, we announced that we are reducing our current and ongoing investment levels within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products. Accordingly, our fiscal fourth quarter results include a restructuring charge of $2.5 million. This restructuring charge relates to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation) incurred as a part of the reduction in the investment. In connection with this restructuring action, during the fiscal fourth quarter, we evaluated the ongoing value of the intangible assets primarily associated with the technologies and trade names obtained in the acquisitions of DataRPM and Kinvey. As a result of this evaluation, we wrote down these assets to fair value, which resulted in a $22.7 million asset impairment charge.

Results of Operations

Adoption of New Accounting Standard

We adopted the new accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018, using the full retrospective method, which required us to restate prior comparable periods. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information. Management’s Discussion and Analysis of Financial Condition and Results of Operations has also been adjusted to reflect the full retrospective adoption of ASC 606.

Fiscal Year 2019 Compared to Fiscal Year 2018

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2019	November 30, 2018	As Reported	Constant Currency
Revenue	$413,298	$378,981	9%	11%

Total revenue increased in fiscal year 2019 as compared to fiscal year 2018 primarily due to the acquisition of Ipswitch during the second quarter of fiscal year 2019, and an increase in license sales in our Data Connectivity and Integration segment. Ipswitch contributed $28.2 million in revenue in fiscal year 2019. The increase in total revenue was partially offset by an unfavorable impact from currency exchange rates in fiscal year 2019 as compared to last year. Changes in prices from fiscal year 2018 to 2019 did not have a significant impact on our revenue.

License Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2019	November 30, 2018	As Reported	Constant Currency
License	$122,552	$99,800	23%	25%
As a percentage of total revenue	30%	26%

Software license revenue increased in fiscal year 2019 as compared to fiscal year 2018 primarily due to the acquisition of Ipswitch and an increase in license sales in our Data Connectivity and Integration segment. The increase in license revenue was partially offset by an unfavorable impact from currency exchange rates in fiscal year 2019 as compared to last year.

Maintenance and Services Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2019	November 30, 2018	As Reported	Constant Currency
Maintenance	$259,006	$249,171	4%	6%
As a percentage of total revenue	63%	66%
Professional services	$31,740	$30,010	6%	7%
As a percentage of total revenue	7%	8%
Total maintenance and services revenue	$290,746	$279,181	4%	6%
As a percentage of total revenue	70%	74%

Maintenance revenue increased in fiscal year 2019 as compared fiscal year 2018 due to the acquisition of Ipswitch and a slight increase in maintenance revenue in our Application Development and Deployment segment. This increase was offset by an unfavorable impact from currency exchange rates on our OpenEdge segment maintenance revenue in fiscal year 2019 compared to fiscal year 2018. Professional services revenue increased in fiscal year 2019 as compared to fiscal year 2018 primarily due to an increase in OpenEdge professional services revenue, partially offset by lower professional services revenue generated by our Application Development and Deployment segment.

Revenue by Region

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2019	November 30, 2018	As Reported	Constant Currency
North America	$233,911	$204,257	15%	15%
As a percentage of total revenue	57%	54%
EMEA	$137,301	$135,055	2%	6%
As a percentage of total revenue	33%	35%
Latin America	$19,665	$18,046	9%	16%
As a percentage of total revenue	5%	5%
Asia Pacific	$22,421	$21,623	4%	7%
As a percentage of total revenue	5%	6%

Total revenue generated in North America increased $29.7 million, and total revenue generated outside North America increased $4.7 million, in fiscal year 2019 as compared to fiscal year 2018. The increase in North America was primarily due to the acquisition of Ipswitch and higher license revenue generated by our Data Connectivity and Integration segment. The increase in revenue generated in EMEA in fiscal year 2019 as compared to fiscal year 2018 was also due to the acquisition of Ipswitch and higher license revenue generated by our Data Connectivity and Integration segment, partially offset by the unfavorable effect of foreign exchange rates. Revenue generated in Latin America increased in fiscal year 2019 as compared to fiscal year 2018 due to an increase in license sales in our OpenEdge segment. The revenue generated in Asia Pacific increased slightly in fiscal year 2019 as compared to fiscal year 2018 primarily due to the acquisition of Ipswitch.

Total revenue generated in markets outside North America represented 43% of total revenue in fiscal year 2019 compared to 46% of total revenue in the same period last year. If exchange rates had remained constant in fiscal year 2019 as compared to the exchange rates in effect in fiscal year 2018, total revenue generated in markets outside North America would have been 44% of total revenue.

Revenue by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
OpenEdge segment	$296,929	$277,806	7%
Data Connectivity and Integration segment	39,903	23,129	73%
Application Development and Deployment segment	76,466	78,046	(2)%
Total revenue	$413,298	$378,981	9%

Revenue in the OpenEdge segment increased in fiscal year 2019 as compared to fiscal year 2018 primarily due to the acquisition of Ipswitch, partially offset by an unfavorable impact from currency exchange rates in fiscal year 2019 as compared to last year. Data Connectivity and Integration segment revenue increased in fiscal year 2019 as compared to fiscal year 2018 primarily due to the timing of certain renewals by OEMs. Application Development and Deployment segment revenue decreased in fiscal year 2019 as compared to fiscal year 2018, primarily due to lower license and professional services revenue, partially offset by an increase in maintenance revenue.

Cost of Software Licenses

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Cost of software licenses	$4,894	$4,769	3%
As a percentage of software license revenue	4%	5%
As a percentage of total revenue	1%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication, and packaging. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix. During the periods presented above, cost of software licenses remained relatively flat as a percentage of revenue.

Cost of Maintenance and Services

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Cost of maintenance and services	$44,463	$39,470	13%
As a percentage of maintenance and services revenue	15%	14%
As a percentage of total revenue	11%	10%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. Cost of maintenance and services increased in fiscal year 2019 as compared to fiscal year 2018 primarily due to higher compensation-related costs resulting from an increase in headcount as a result of the acquisition of Ipswitch.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Amortization of acquired intangibles	$25,884	$22,734	14%
As a percentage of total revenue	6%	6%

Amortization of acquired intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. Amortization of acquired intangibles increased in fiscal year 2019 as compared to fiscal year 2018, primarily due to the addition of intangible assets associated with the technologies obtained in connection with the acquisition of Ipswitch.

Gross Profit

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Gross profit	$338,057	$312,008	8%
As a percentage of total revenue	82%	82%

Our gross profit increased in fiscal year 2019 as compared to fiscal year 2018 primarily due to the increases of license and maintenance revenue, offset slightly by the increase of cost of maintenance and services and the amortization of acquired intangibles, each as described above.

Sales and Marketing

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Sales and marketing	$101,701	$93,036	9%
As a percentage of total revenue	25%	25%

Sales and marketing expenses increased in fiscal year 2019 as compared to fiscal year 2018 primarily due to increased compensation-related expenses as a result of increased headcount from the acquisition of Ipswitch.

Product Development

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Product development	$88,572	$79,739	11%
As a percentage of total revenue	21%	21%

Product development expenses increased in fiscal year 2019 as compared to fiscal year 2018 primarily due to increased compensation-related expenses as a result of increased headcount from the acquisition of Ipswitch.

General and Administrative

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
General and administrative	$53,360	$49,050	9%
As a percentage of total revenue	13%	13%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased in fiscal year 2019 as compared to fiscal year 2018 primarily due to increased stock-based compensation expense.

Amortization of Acquired Intangibles

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Amortization of acquired intangibles	$22,255	$13,241	68%
As a percentage of total revenue	5%	3%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased in fiscal year 2019 as compared to fiscal year 2018 due to the addition of intangible assets obtained in connection with the acquisition of Ipswitch.

Impairment of Intangible and Long-Lived Assets

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Impairment of intangible and long-lived assets	$24,096	$—	*
As a percentage of total revenue	6%	—%
*Not meaningful

In the fourth quarter of fiscal year 2019 we determined that the intangible assets associated with the technology obtained in connection with the acquisitions of DataRPM and Kinvey were fully impaired, resulting from our decision to reduce our current and ongoing investment levels within our cognitive application product lines. As a result, we incurred an impairment charge of $22.7 million in the fourth quarter of fiscal year 2019. See Note 6 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional details. In addition, during the fourth quarter of fiscal year 2019, we incurred an additional asset impairment charge of $1.4 million related to the abandonment of certain long-lived assets associated with a sale of corporate land and buildings. See Note 5 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

Restructuring Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Restructuring expenses	$6,331	$2,251	181%
As a percentage of total revenue	2%	1%

Restructuring expenses recorded in fiscal year 2019 relate to the restructuring activities that occurred in fiscal years 2019 and 2017. See Note 13 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Acquisition-related expenses	$1,658	$258	*
As a percentage of total revenue	—%	—%
*Not meaningful

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional services fees, including third-party legal and valuation-related fees, as well as retention fees, and earn-out payments treated as compensation expense. Acquisition-related expenses in fiscal year 2019 were related to the acquisition of Ipswitch. Acquisition-related expenses in fiscal year 2018 were minimal.

Loss on Assets Held for Sale

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Loss on assets held for sale	$—	$5,147	*
As a percentage of total revenue	—%	1%
*Not meaningful

In the fourth quarter of fiscal year 2018, we reclassified certain corporate land and building assets previously reported as property and equipment to assets held for sale on our consolidated balance sheets as we were actively marketing them and expected to sell them within one year. As a result, we recognized an impairment charge of $5.1 million, which represented the difference between the fair value less cost to sell and the carrying value of the assets. The impairment charge was recorded to loss on assets held for sale within operating expenses on our fiscal year 2018 consolidated statement of operations. See Note 5 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional details.

Fees Related to Shareholder Activist

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Fees related to shareholder activist	$—	$1,472	(100)%
As a percentage of total revenue	—%	—%

In September 2017, Praesidium Investment Management, then one of our largest stockholders, publicly announced its disagreement with our strategy in a Schedule 13D filed with the SEC and stated that it was seeking changes in the composition of our Board of Directors. In fiscal year 2018, we incurred professional and other fees relating to Praesidium’s actions.

Income from Operations

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Income from operations	$40,084	$67,814	(41)%
As a percentage of total revenue	10%	18%

Income from operations decreased in fiscal year 2019 as compared to fiscal year 2018. As described above, the decrease was primarily driven by the impairment of intangible and long-lived assets in the fourth quarter of fiscal year 2019, as well as increases in operating expenses, amortization of acquired intangible assets, restructuring expenses and acquisition expenses recorded in fiscal year 2019 as a result of the acquisition of Ipswitch. This decrease was partially offset by increased revenue in fiscal year 2019 and the loss on assets held for sale recorded in fiscal year 2018, as described above.

Income from Operations by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
OpenEdge segment	$211,720	$209,986	1%
Data Connectivity and Integration segment	31,930	15,495	106%
Application Development and Deployment segment	52,473	50,959	3%
Other unallocated expenses	(256,039)	(208,626)	(23)%
Total income from operations	$40,084	$67,814	(41)%

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

Other (Expense) Income

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Interest expense	$(9,913)	$(5,149)	93%
Interest income and other, net	1,143	1,220	(6)%
Foreign currency loss, net	(2,819)	(3,089)	(9)%
Total other expense, net	$(11,589)	$(7,018)	(65)%
As a percentage of total revenue	(3)%	(2)%

Other expense, net, increased in fiscal year 2019 as compared to fiscal year 2018 primarily due to an increase in interest expense. The change in interest expense is a result of an increase in the principal balance of our debt, which was used to fund the Ipswitch acquisition.

Provision for Income Taxes

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Provision for income taxes	$2,095	$11,126	(81)%
As a percentage of total revenue	<1%	3%

Our effective income tax rate was 7% in fiscal year 2019 and 18% in fiscal year 2018. The primary reason for the decrease in the effective rate was due to the loss incurred by our US operations in fiscal year 2019 resulting from the amortization and impairment of intangibles. In addition, the majority of our international profits were earned in a jurisdiction with a statutory tax rate of 10%.

Net Income

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	Percentage Change
Net income	$26,400	$49,670	(47)%
As a percentage of total revenue	6%	13%

Fiscal 2018 Compared to Fiscal 2017

Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2018	November 30, 2017	As Reported	Constant Currency
Revenue	$378,981	$389,154	(3)%	(3)%

Total revenue decreased in fiscal year 2018 as compared to fiscal year 2017 primarily due to a decline in license and professional services revenue, partially offset by an increase in maintenance revenue and a favorable impact from foreign currency exchange rates as further described below. Changes in prices from fiscal year 2017 to 2018 did not have a significant impact on our revenue.

License Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2018	November 30, 2017	As Reported	Constant Currency
License	$99,800	$113,643	(12)%	(13)%
As a percentage of total revenue	26%	29%

Software license revenue decreased in fiscal year 2018 as compared to fiscal year 2017 due to a decrease in software license revenue in our Data Connectivity and Integration and OpenEdge segments.

Maintenance and Services Revenue

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2018	November 30, 2017	As Reported	Constant Currency
Maintenance	$249,171	$243,508	2%	1%
As a percentage of total revenue	66%	63%
Professional services	$30,010	$32,003	(6)%	(7)%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$279,181	$275,511	1%	—%
As a percentage of total revenue	74%	71%

Maintenance revenue increased in fiscal year 2018 as compared to fiscal year 2017 due to an increase in maintenance revenue in our OpenEdge and Application Development and Deployment segments and a favorable impact from currency exchange rates, partially offset by a decline in our Data Connectivity and Integration segment. Professional services revenue decreased in fiscal year 2018 as compared to fiscal year 2017 primarily due to lower professional services revenue from our OpenEdge and Application Development and Deployment segments.

Revenue by Region

	Fiscal Year Ended		Percentage Change
(In thousands)	November 30, 2018	November 30, 2017	As Reported	Constant Currency
North America	$204,257	$235,815	(13)%	(13)%
As a percentage of total revenue	54%	61%
EMEA	$135,055	$117,509	15%	11%
As a percentage of total revenue	35%	30%
Latin America	$18,046	$16,002	13%	22%
As a percentage of total revenue	5%	4%
Asia Pacific	$21,623	$19,828	9%	10%
As a percentage of total revenue	6%	5%

Total revenue generated in North America decreased $31.6 million, and total revenue generated outside North America increased $21.4 million, in fiscal year 2018 as compared to fiscal year 2017. The decrease in North America was primarily due to a decrease in license revenue in our Data Connectivity and Integration and OpenEdge segments as well as a decrease in maintenance revenue in our OpenEdge and Application Development and Deployment segments. The increase in revenue generated in EMEA in fiscal year 2018 as compared to fiscal year 2017 was primarily due to an increase in maintenance revenue in our OpenEdge and Application Development and Deployment segments, as well as a favorable impact from currency exchange rates. Revenue generated in Latin America and Asia Pacific increased in fiscal year 2018 as compared to fiscal year 2017 due to an increase in maintenance revenue.

Total revenue generated in markets outside North America represented 46% of total revenue in fiscal year 2018 compared to 39% of total revenue in the same period last year. If exchange rates had remained constant in fiscal year 2018 as compared to the exchange rates in effect in fiscal year 2017, total revenue generated in markets outside North America would have been 46% of total revenue.

Revenue by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2018	November 30, 2017	Percentage Change
OpenEdge segment	$277,806	$279,823	(1)%
Data Connectivity and Integration segment	23,129	29,434	(21)%
Application Development and Deployment segment	78,046	79,897	(2)%
Total revenue	$378,981	$389,154	(3)%

Revenue in the OpenEdge segment decreased in fiscal year 2018 as compared to fiscal year 2017, largely due to the decrease in license and professional services revenue. Data Connectivity and Integration segment revenue decreased in fiscal year 2018 as compared to fiscal year 2017 primarily due to the timing of certain renewals by OEMs. Application Development and Deployment segment revenue decreased in fiscal year 2018 as compared to fiscal year 2017, primarily due to lower license and professional services revenue, partially offset by an increase in maintenance revenue.

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

Gross Profit

	Fiscal Year Ended
(In thousands)	November 30, 2018	November 30, 2017	Percentage Change
Gross profit	$312,008	$319,995	(2)%
As a percentage of total revenue	82%	82%

Our gross profit decreased in fiscal year 2018 as compared to fiscal year 2017 primarily due to the decrease in license and professional services revenue as well as the increase of amortization of acquired intangibles, offset slightly by the decrease in cost of maintenance and services and cost of software licenses as described above.

Sales and Marketing

	Fiscal Year Ended
(In thousands)	November 30, 2018	November 30, 2017	Percentage Change
Sales and marketing	$93,036	$101,051	(8)%
As a percentage of total revenue	25%	26%

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

Product Development

	Fiscal Year Ended
(In thousands)	November 30, 2018	November 30, 2017	Percentage Change
Product development	$79,739	$76,988	4%
As a percentage of total revenue	21%	20%

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

General and Administrative

	Fiscal Year Ended
(In thousands)	November 30, 2018	November 30, 2017	Percentage Change
General and administrative	$49,050	$45,739	7%
As a percentage of total revenue	13%	12%

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

Income from Operations

	Fiscal Year Ended
(In thousands)	November 30, 2018	November 30, 2017	Percentage Change
Income from operations	$67,814	$57,490	18%
As a percentage of total revenue	18%	15%

Income from operations increased in fiscal year 2018 as compared to fiscal year 2017. As described above, the increase was primarily driven by lower restructuring expenses, sales and marketing expenses, and acquisition expenses. This increase was partially offset by the loss on assets held for sale recorded in fiscal year 2018, higher general and administrative expenses, higher product development expenses, and lower gross margin, as described above.

Income from Operations by Segment

	Fiscal Year Ended
(In thousands)	November 30, 2018	November 30, 2017	Percentage Change
OpenEdge segment	$209,986	$204,032	3%
Data Connectivity and Integration segment	15,495	19,164	(19)%
Application Development and Deployment segment	50,959	52,781	(3)%
Other unallocated expenses	(208,626)	(218,487)	5%
Total income from operations	$67,814	$57,490	18%

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

Other (Expense) Income

	Fiscal Year Ended
(In thousands)	November 30, 2018	November 30, 2017	Percentage Change
Interest expense	$(5,149)	$(4,631)	11%
Interest income and other, net	1,220	921	32%
Foreign currency loss	(3,089)	(1,317)	135%
Total other expense, net	$(7,018)	$(5,027)	(40)%
As a percentage of total revenue	(2)%	(1)%

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

Provision for Income Taxes

	Fiscal Year Ended
(In thousands)	November 30, 2018	November 30, 2017	Percentage Change
Provision for income taxes	$11,126	$23,442	(53)%
As a percentage of total revenue	3%	6%

Our effective income tax rate was 18% in fiscal year 2018 and 45% in fiscal year 2017. The primary reason for the decrease in the effective rate was due to enactment of tax reform in the United States that lowered our federal tax rate in fiscal year 2018 to a blended rate of 22.2% as compared to 35.0% in fiscal year 2017. In addition, during fiscal year 2018 we recorded a $1.7 million income tax benefit for the re-measurement of our U.S. deferred tax balances.

Net Income

	Fiscal Year Ended
(In thousands)	November 30, 2018	November 30, 2017	Percentage Change
Net income	$49,670	$29,021	71%
As a percentage of total revenue	13%	7%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	November 30, 2019	November 30, 2018
Cash and cash equivalents	$154,259	$105,126
Short-term investments	19,426	34,387
Total cash, cash equivalents and short-term investments	$173,685	$139,513

The increase in cash, cash equivalents and short-term investments of $34.2 million from the end of fiscal year 2018 was primarily due to proceeds from the issuance of long term debt of $185.0 million, cash inflows from operations of $128.5 million, proceeds from sale of property and equipment of $6.1 million, and $5.0 million in cash received from the issuance of common stock. These cash inflows were offset by payments for acquisitions, net of cash acquired, of $225.3 million, dividend payments of $27.8 million, repurchases of common stock of $25.0 million, payments of debt obligations in the amount of $6.9 million, the effect of exchange rates on cash of $1.3 million and purchases of property and equipment of $4.0 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

Cash, cash equivalents and short-term investments held by our foreign subsidiaries was $23.1 million and $35.6 million at November 30, 2019 and 2018, respectively. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, they are not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that the repatriation of earnings would have a material adverse impact on our liquidity.

Share Repurchases

In fiscal years 2019 and 2018, we repurchased and retired 0.7 million shares of our common stock for $25.0 million and 2.9 million shares of our common stock for $120.0 million, respectively, under this current authorization. In fiscal year 2017, we repurchased and retired 2.2 million shares of our common stock for $73.9 million. As of November 30, 2019, there was $75.0 million remaining under the share repurchase authorization. In January 2020, our Board of Directors increased the total share repurchase authorization to $250.0 million.

Dividends

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. In September 2018, the quarterly cash dividend was increased to $0.155 per share of common stock. On September 24, 2019, our Board of Directors approved an additional increase to our quarterly cash dividend from $0.155 to $0.165 per share of common stock. We have paid aggregate cash dividends totaling $27.8 million, $25.8 million and $24.1 million for the years ended November 30, 2019, November 30, 2018 and November 30, 2017, respectively. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy.

Restructuring Activities

During the first quarter of fiscal year 2017, we announced certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by over 20%. These workforce reductions occurred in substantially all functional units and across all geographies in which we then operated. During the fourth quarter of fiscal year 2017, we incurred additional costs with respect to this restructuring, including the reduction in redundant positions primarily within the product development and sales functions. We also consolidated offices in various locations. As part of this fiscal year 2017 restructuring, for the fiscal years ended November 30, 2019 and 2018, we incurred expenses of $0.7 million and $2.3 million, respectively, which are recorded as restructuring expenses on the consolidated statements of operations. We do not expect to incur additional material costs with respect to this restructuring.

During the second quarter of fiscal year 2019, we restructured our operations in connection with the acquisition of Ipswitch. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Ipswitch. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2020, but we do not expect theses costs to be material. For the fiscal year ended November 30, 2019, we incurred expenses of $3.1 million in connection with the restructuring, which are recorded as restructuring expenses in the consolidated statements of operations. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020.

During the fourth quarter of fiscal year 2019, we announced the reduction of our current and ongoing investment level within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products. This restructuring resulted in a reduction in positions primarily within the sales and product development functions. For the fiscal year ended November 30, 2019, we incurred expenses of $2.5 million, in connection with the restructuring, which are recorded as restructuring expenses in the consolidated statements of operations. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. We do not expect to incur additional material costs with respect to this restructuring.

In connection with this restructuring action, during the fourth quarter of fiscal year 2019, we evaluated the ongoing value of the intangible assets primarily associated with the technologies and trade names obtained in the acquisitions of DataRPM and Kinvey. As a result, we wrote down these assets to fair value, which resulted in a $22.7 million asset impairment charge.

Credit Facility

Our credit agreement provides for a $301.0 million secured term loan and a $100.0 million secured revolving credit facility. The revolving credit facility may be made available in U.S. Dollars and certain other currencies and may be increased by up to an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments. The revolving credit facility has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of November 30, 2019 was $297.2 million, with $11.3 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended August 31, 2019. The principal repayment amounts are in accordance with the following schedule: (i) four payments of $1.9 million each, (ii) four payments of $3.8 million each, (iii) four payments of $5.6 million each, (iv) four payments of $7.5 million each, (v) three payments of $9.4 million each, and (vi)

the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date.

The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. The average interest rate of the credit facility during the fiscal year ended November 30, 2019 was 3.90% and the interest rate as of November 30, 2019 was 3.38%.

Revolving loans may be borrowed, repaid, and reborrowed until April 30, 2024, at which time all amounts outstanding must be repaid. As of November 30, 2019, there were no amounts outstanding under the revolving line and $1.8 million of letters of credit.

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these financial covenants as of November 30, 2019.

Cash Flows from Operating Activities

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	November 30, 2017
Net income	$26,400	$49,670	$29,021
Non-cash reconciling items included in net income	90,139	68,542	52,353
Changes in operating assets and liabilities	11,945	3,140	24,312
Net cash flows from operating activities	$128,484	$121,352	$105,686

The increase in cash generated from operations in fiscal year 2019 as compared to fiscal year 2018 was primarily due to lower tax payments in fiscal year 2019 compared to fiscal year 2018. The most significant non-cash reconciling item included in net income in fiscal year 2019 was a $22.7 million intangible asset impairment charge (see Note 4 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information on the impairment charge).

Cash flows in fiscal year 2019 were particularly strong due to increased collections resulting from the acquisition of Ipswitch, partially offset by increased personnel related expenditures. Our gross accounts receivable as of November 30, 2019 increased by $13.1 million from the end of fiscal year 2018, which is primarily due to the acquisition of Ipswitch. Days sales outstanding ("DSO") in accounts receivable increased to 56 days at the end of fiscal year 2019 compared to 47 days at the end of fiscal year 2018, with the increase due to the timing of billings. In addition, our total deferred revenue as of November 30, 2019 increased by $41.3 million from the end of fiscal year 2018.

The significant changes in operating assets and liabilities in fiscal year 2018 as compared to fiscal year 2017 were primarily due to a decrease in personnel related expenditures. The most significant non-cash reconciling item included in net income in fiscal year 2018 was a $5.1 million loss on assets held for sale (see Note 5 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information on the impairment charge). In addition, our gross accounts receivable as of November 30, 2018 decreased by $1.5 million from the end of fiscal year 2017. DSO in accounts receivable was 47 days at the end of fiscal year 2018 and at the end of fiscal year 2017.

Cash Flows (used in) from Investing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	November 30, 2017
Net investment activity	$14,770	$14,843	$(8,821)
Purchases of property and equipment	(3,998)	(7,250)	(3,377)
Proceeds from sale of property, plant and equipment, net	6,146	—	1,557
Payments for acquisitions, net of cash acquired	(225,298)	—	(77,150)
Net cash flows (used in) from investing activities	$(208,380)	$7,593	$(87,791)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities, as well as the timing of acquisitions and divestitures. Cash used in investing activities increased in fiscal year 2019 as compared to fiscal year 2018. Most significantly, we acquired Ipswitch for a net cash amount of $225.3 million. We did not complete any acquisitions during fiscal year 2018, and we acquired DataRPM and Kinvey for a net cash amount of $77.2 million in fiscal year 2017. In addition, we purchased $4.0 million of property and equipment in fiscal year 2019, as compared to $7.3 million in fiscal year 2018 and $3.4 million in fiscal year 2017. We also sold $6.1 million of certain corporate land and building assets in the second quarter of fiscal year 2019.

Cash Flows from (used in) Financing Activities

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	November 30, 2017
Proceeds from stock-based compensation plans	$9,265	$9,205	$10,025
Repurchases of common stock	(25,000)	(120,000)	(73,936)
Dividend payment to shareholders	(27,760)	(25,789)	(24,127)
Proceeds from the issuance of debt, net of payments of principal and debt issuance costs	178,065	(6,188)	(12,424)
Other financing activities	(4,278)	(3,999)	(2,852)
Net cash flows from (used in) financing activities	$130,292	$(146,771)	$(103,314)

During fiscal year 2019, we received $9.3 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $9.2 million in fiscal year 2018 and $10.0 million in fiscal year 2017. In addition, we made dividend payments of $27.8 million to our stockholders in fiscal year 2019, as compared to dividend payments of $25.8 million and $24.1 million in fiscal years 2018 and 2017, respectively. Most significantly, we received proceeds from the issuance of debt of $185.0 million in fiscal year 2019 in connection with the acquisition of Ipswitch. In addition, we repurchased $25.0 million of our common stock under our share repurchase plan in fiscal year 2019, compared to $120.0 million in fiscal year 2018 and $73.9 million in fiscal year 2017. We also made principal payments on our debt of $5.3 million during fiscal year 2019, as compared to $6.2 million in fiscal year 2018 and $11.3 million in fiscal year 2017.

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

Contractual Obligations

The following table details our contractual obligations as of November 30, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt:
Principal payments	$297,238	$11,288	$45,150	$240,800	$—
Interest payments(1)	39,223	9,921	18,159	11,143	—
Operating leases	31,164	7,453	10,688	10,119	2,904
Purchase obligations(2)	2,888	963	1,773	152	—
Unrecognized tax benefits(3)	—	—	—	—	—
Total	$370,513	$29,625	$75,770	$262,214	$2,904

(1)
Interest on the long-term debt is due and payable monthly and is estimated using the effective interest rate as of November 30, 2019 as the interest rate is variable. See Note 8 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

(2)	Represents the fixed or minimum amounts due under purchase obligations for support service agreements.

(3)
Our other noncurrent liabilities on the consolidated balance sheet include unrecognized tax benefits and related interest and penalties. As of November 30, 2019, we had unrecognized tax benefits of $5.0 million and an additional $0.4 million for interest and penalties classified as noncurrent liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table. See Note 14 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

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

Contract Balances

Unbilled Receivables and Contract Assets

The timing of revenue recognition may differ from the timing of customer invoicing. When revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned only on the passage of time, we record an unbilled receivable on our consolidated balance sheets. Our multi-year term license arrangements, which are typically billed annually, result in revenue recognition in advance of invoicing and the recognition of unbilled receivables. Contract assets arise when revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation. These amounts are included in unbilled receivables or long-term unbilled receivables on our consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is included in long-term liabilities on the consolidated balance sheets.

Goodwill and Intangible Asset Impairment

We had goodwill and net intangible assets of $532.2 million at November 30, 2019. We evaluate goodwill and other intangible assets with indefinite useful lives, if any, for impairment annually or on an interim basis when events and circumstances arise that indicate impairment may have occurred. We perform our annual goodwill impairment as of October 31st of each fiscal year. We believe this date aligns the timing of the annual goodwill impairment testing with our planning and budgeting process, which is a key component of the tests, and alleviates administrative burden during our year-end reporting period.

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

The determination of reporting units also requires management judgment. We consider whether a reporting unit exists within a reportable segment based on the availability of discrete financial information that is regularly reviewed by segment management. Our three reporting units were OpenEdge, Data Connectivity and Integration, and Application Development and Deployment as of November 30, 2019.

During fiscal year 2019, we tested goodwill for impairment for each of our reporting units as of October 31, 2019. Our reporting units each had fair values which significantly exceeded their carrying values as of the annual impairment date. We did not recognize any goodwill impairment charges during fiscal years 2019, 2018 or 2017.

During fiscal year 2019, we evaluated the ongoing value of the intangible assets associated with the technology obtained in connection with the acquisitions of DataRPM and Kinvey. As a result of our decision to reduce our current and ongoing spending levels within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products, we determined that the intangible assets were fully impaired. Therefore, we incurred an impairment charge of $22.7 million in the fourth quarter of fiscal year 2019 (Note 4). We did not recognize any intangible asset impairment charges during fiscal years 2018 and 2017.

Income Tax Accounting

We have a net deferred tax asset of $18.6 million at November 30, 2019. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider scheduled reversals of temporary differences, projected future taxable income, tax planning strategies and other matters in assessing the need for and the amount of a valuation allowance. If we were to change our assumptions or otherwise determine that we were unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period that such change or determination was made.

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

Recent Accounting Pronouncements

Refer to Note 1 to our Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and borrowing activities and foreign currency fluctuations. We have established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

Exposure to interest rate risk is related to changing interest rates under our Credit Agreement, which are variable and based on an index selected at our option. The rates range from 1.50% to 2.00% above the Eurocurrency rate for Eurocurrency-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates for those currencies. The outstanding balance of the term loan as of November 30, 2019 was $297.2 million.

On July 9, 2019, we entered into an interest rate swap contract with an initial notional amount of $150.0 million to manage the variability of cash flows associated with approximately one-half of our variable rate debt. The contract matures on April 30, 2024 and requires periodic interest rate settlements. Under this interest rate swap contract, we receive a floating rate based on the greater of 1-month LIBOR or 0.00% and pay a fixed rate of 1.855% on the outstanding notional amount. As of November 30, 2019, the notional value of the hedge was $148.1 million. As of November 30, 2019, the fair value of the hedge was a loss of $2.1 million and included in other noncurrent liabilities on our consolidated balance sheets.

Foreign Currency Risk

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

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries. All forward contracts are recorded at fair value in other current assets, other assets, other accrued liabilities, or other noncurrent liabilities on the consolidated balance sheets at the end of each reporting period and expire between 30 days and 2 years from the date the contract was entered. In fiscal year 2019, realized and unrealized losses of $1.1 million from our forward contracts were recognized in foreign currency loss, net on the consolidated statements of operations. These losses were substantially offset by realized and unrealized gains and losses on the offsetting positions.

Foreign currency translation exposure from a 10% movement of currency exchange rates would have a material impact on our reported revenue and net income. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately 3%, or $13 million, and our net income would be adversely affected by approximately 8%, or $2 million (excluding any offsetting positive impact from our ongoing hedging programs), although the actual effects may differ materially from the hypothetical analysis.

The table below details outstanding foreign currency forward contracts at November 30, 2019 and 2018 where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2019		November 30, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$66,951	$(85)	$105,830	$(170)
Forward contracts to purchase U.S. dollars	1,457	5	240	—
Total	$68,408	$(80)	$106,070	$(170)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Progress Software Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 30, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 27, 2020, expressed an unqualified opinion on the Company's internal controls over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company adopted Accounting Standards Codification Update No. 2014-09, Revenue from Contracts with Customers” (ASC 606), using the full retrospective adoption method on December 1, 2018. The adoption of ASC 606 is also communicated as part of the revenue recognition critical audit matter below.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition-Refer to Note 1 to the financial statements (see also change in accounting principle explanatory paragraph above)
Critical Audit Matter Description
The Company derives revenue from multiple sources, including software licenses, maintenance, and services. Effective December 1, 2018, the Company adopted ASC 606, using the full retrospective method, which required the Company to retroactively adjust comparative prior periods to conform with the current presentation. Frequently, the customer arrangements provide software licenses combined with maintenance and therefore include multiple performance obligations under ASC 606. The identification of performance obligations of the arrangement, particularly for more complex customer arrangements, requires a detailed analysis of the contractual terms and application of more complex accounting guidance. In addition, the allocation of the transaction price to each performance obligation within an arrangement (license, maintenance, and services) and the timing of revenue recognition requires the application of management judgment. Revenue arrangements with higher contract values frequently require more complex management judgments.
Given the accounting complexity and the management judgment necessary to (1) identify performance obligations in the arrangement, (2) determine the timing and allocation of revenue for multiple performance obligations, and (3) retroactively adjust comparative prior periods to conform to current presentation under ASC 606, auditing revenue recognition for arrangements with multiple performance obligations and testing of ASC 606 adoption impact on adjusted comparable prior periods’ financial statements requires a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the recognition of revenue from multiple performance obligation arrangements included the following, among others:

•
We tested the effectiveness of controls over revenue recognition, including those over the identification of performance obligations included in the transaction, the allocation of transaction price to these performance obligations, the timing of revenue recognition, and the adoption of ASC 606 using the full retrospective method.

•	We evaluated the Company’s accounting policies in the context of the applicable accounting standards.

•
We evaluated the appropriateness and consistency of the methods and assumptions used by management to determine the stand-alone selling price of delivered and undelivered performance obligations of the arrangement.

•	We selected a sample of revenue arrangements, including those arrangements that we considered individually significant, and performed the following:

•	We obtained related contracts and evaluated whether the contracts properly documented the terms of the arrangements in accordance with the Company’s policies.

•	We tested management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated.

•
We evaluated whether the Company appropriately determined all performance obligations in the arrangement and whether the methodology to allocate the transaction price to the individual performance obligations was appropriately applied based on their stand-alone selling prices.

•
We compared the transaction price to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.

•	We tested the allocation of the transaction price to each distinct performance obligation by comparing the relative stand-alone selling price to the selling price of similar goods or services.

•	We evaluated whether the value allocated to each performance obligation was appropriately recognized in the correct accounting period.

•	We obtained evidence of delivery of the performance obligations of the arrangement to the customer

•
We tested if the cumulative effect adjustment made under the full retrospective adoption method was in accordance with ASC 606, including testing the mathematical accuracy, and assessed the completeness of the financial statement disclosures. We also performed procedures to address the completeness and accuracy of the underlying data used in the calculations and the Company’s disclosures.

Ipswitch Inc. Acquisition-Refer to Note 7 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Ipswitch Inc. for cash consideration of approximately $225 million on April 30, 2019 and accounted for the transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The method for determining fair value varied depending on the type of asset or liability and involved management making significant estimates related to assumptions such as the discount rates, customer attrition, and revenue growth projections.

We identified the valuation of the intangible assets of Ipswitch Inc. as a critical audit matter because of the significant estimates management makes to determine their fair value. This requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to the discount rates, customer attrition, and revenue growth projections.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the fair value of assets acquired and liabilities assumed for Ipswitch Inc. included the following, among others:

•
We tested the effectiveness of controls over the valuation of intangible assets, including management’s controls over forecasts of revenue growth projections, customer attrition rate, and selection of the discount rate.

•	We assessed the reasonableness of management’s revenue growth projections and customer attrition rate by comparing these assumptions to historical results and certain peer companies.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) valuation assumptions by:

•	Testing the source information underlying the determination of the valuation assumptions and testing the mathematical accuracy of the calculation.

•	Developing a range of independent estimates for certain assumptions and comparing those to the assumptions selected by management.

•	Evaluating whether the fair value models being used are appropriate considering the Company’s circumstances and valuation premise identified.

•	We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 27, 2020

We have served as the Company's auditor since 1990.

PROGRESS SOFTWARE CORPORATION
Consolidated Balance Sheets

(In thousands, except share data)	November 30, 2019	November 30, 2018
		As Adjusted(1)
Assets
Current assets:
Cash and cash equivalents	$154,259	$105,126
Short-term investments	19,426	34,387
Total cash, cash equivalents and short-term investments	173,685	139,513
Accounts receivable (less allowances of $825 in 2019 and $840 in 2018)	72,820	59,715
Unbilled receivables and contract assets	10,880	1,421
Other current assets	27,280	25,080
Assets held for sale	—	5,776
Total current assets	284,665	231,505
Long-term unbilled receivables and contract assets	12,492	1,811
Property and equipment, net	29,765	30,714
Intangible assets, net	99,392	58,919
Goodwill	432,824	314,992
Deferred tax assets	18,601	966
Other assets	3,532	5,243
Total assets	$881,271	$644,150
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, net	$10,717	$5,819
Accounts payable	10,603	10,593
Accrued compensation and related taxes	34,444	25,500
Dividends payable to shareholders	7,498	6,998
Income taxes payable	1,444	1,228
Other accrued liabilities	18,685	12,686
Short-term deferred revenue	157,494	123,210
Total current liabilities	240,885	186,034
Long-term debt, net	284,002	110,270
Long-term deferred revenue	19,752	12,730
Deferred tax liabilities	3	5,799
Other noncurrent liabilities	6,347	5,315
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 45,036,441 shares in 2019 and 45,114,935 shares in 2018	450	451
Additional paid-in capital	295,503	266,602
Retained earnings	64,303	85,125
Accumulated other comprehensive loss	(29,974)	(28,176)
Total shareholders’ equity	330,282	324,002
Total liabilities and shareholders’ equity	$881,271	$644,150
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands, except per share data)	November 30, 2019	November 30, 2018	November 30, 2017
		As Adjusted(1)	As Adjusted(1)
Revenue:
Software licenses	$122,552	$99,800	$113,643
Maintenance and services	290,746	279,181	275,511
Total revenue	413,298	378,981	389,154
Costs of revenue:
Cost of software licenses	4,894	4,769	5,752
Cost of maintenance and services	44,463	39,470	43,299
Amortization of acquired intangibles	25,884	22,734	20,108
Total costs of revenue	75,241	66,973	69,159
Gross profit	338,057	312,008	319,995
Operating expenses:
Sales and marketing	101,701	93,036	101,051
Product development	88,572	79,739	76,988
General and administrative	53,360	49,050	45,739
Amortization of acquired intangibles	22,255	13,241	13,039
Impairment of intangible and long-lived assets	24,096	—	—
Restructuring expenses	6,331	2,251	22,210
Acquisition-related expenses	1,658	258	1,458
Loss on assets held for sale	—	5,147	—
Fees related to shareholder activist	—	1,472	2,020
Total operating expenses	297,973	244,194	262,505
Income from operations	40,084	67,814	57,490
Other (expense) income:
Interest expense	(9,913)	(5,149)	(4,631)
Interest income and other, net	1,143	1,220	921
Foreign currency loss, net	(2,819)	(3,089)	(1,317)
Total other expense, net	(11,589)	(7,018)	(5,027)
Income before income taxes	28,495	60,796	52,463
Provision for income taxes	2,095	11,126	23,442
Net income	$26,400	$49,670	$29,021

Earnings per share:
Basic	$0.59	$1.09	$0.60
Diluted	$0.58	$1.08	$0.60
Weighted average shares outstanding:
Basic	44,791	45,561	48,129
Diluted	45,340	46,135	48,516

Cash dividends declared per common share	$0.630	$0.575	$0.515
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Comprehensive Income

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	November 30, 2017
		As Adjusted(1)	As Adjusted(1)
Net income	$26,400	$49,670	$29,021
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(420)	(9,796)	10,248
Unrealized loss on hedging activity, net of tax benefit of $503 in 2019 and $0 in 2018 and 2017	(1,551)	—	—
Unrealized gain (loss) on investments, net of tax provision (benefit) of $60 in 2019, $57 in 2018, and ($60) in 2017	173	26	(93)
Total other comprehensive (loss) income, net of tax	(1,798)	(9,770)	10,155
Comprehensive income	$24,602	$39,900	$39,176
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2016, as adjusted(1)	48,537	$485	$239,011	$231,794	$(28,561)	$442,729
Issuance of stock under employee stock purchase plan	220	2	4,898	—	—	4,900
Exercise of stock options	203	2	5,106	—	—	5,108
Vesting of restricted stock units and release of deferred stock units	660	7	—	—	—	7
Withholding tax payments related to net issuance of restricted stock units	(118)	(1)	(3,755)	—	—	(3,756)
Tax benefit arising from employee stock purchase plan, stock options and restricted share activity	—	—	679	—	—	679
Stock-based compensation	—	—	14,153	—	—	14,153
Dividends declared	—	—	—	(24,679)	—	(24,679)
Treasury stock repurchases and retirements	(2,221)	(22)	(10,729)	(63,185)	—	(73,936)
Net income	—	—	—	29,021	—	29,021
Other comprehensive income	—	—	—	—	10,155	10,155
Balance, November 30, 2017, as adjusted(1)	47,281	$473	$249,363	$172,951	$(18,406)	$404,381
Issuance of stock under employee stock purchase plan	225	2	5,456	—	—	5,458
Exercise of stock options	189	2	3,856	—	—	3,858
Vesting of restricted stock units and release of deferred stock units	407	4	—	—	—	4
Withholding tax payments related to net issuance of restricted stock units	(108)	(1)	(3,998)	—	—	(3,999)
Stock-based compensation	—	—	20,569	—	—	20,569
Adjustment due to adoption of ASU 2016-09 (Note 1)	—	—	641	(641)	—	—
Dividends declared	—	—	—	(26,169)	—	(26,169)
Treasury stock repurchases and retirements	(2,879)	(29)	(9,285)	(110,686)	—	(120,000)
Net income	—	—	—	49,670	—	49,670
Other comprehensive loss	—	—	—	—	(9,770)	(9,770)
Balance, November 30, 2018(1)	45,115	$451	$266,602	$85,125	$(28,176)	$324,002

Issuance of stock under employee stock purchase plan	189	2	5,505	—	—	5,507
Exercise of stock options	119	1	3,620	—	—	3,621
Vesting of restricted stock units and release of deferred stock units	364	4	(1)	—	—	3
Withholding tax payments related to net issuance of restricted stock units	(106)	(1)	(4,277)	—	—	(4,278)
Stock-based compensation	—	—	23,311	—	—	23,311
Issuance of shares related to non-compete agreement (Note 7)	44		2,000			2,000
Adjustment due to adoption of ASU 2016-16 (Note 1)	—	—		4,781	—	4,781
Dividends declared	—	—	—	(28,267)	—	(28,267)
Treasury stock repurchases and retirements	(688)	(7)	(1,257)	(23,736)	—	(25,000)
Net income	—	—	—	26,400	—	26,400
Other comprehensive loss	—	—	—	—	(1,798)	(1,798)
Balance, November 30, 2019	45,037	$450	$295,503	$64,303	$(29,974)	$330,282
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

See notes to consolidated financial statements.

PROGRESS SOFTWARE CORPORATION
Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	November 30, 2017
		As Adjusted(1)	As Adjusted(1)
Cash flows from operating activities:
Net income	$26,400	$49,670	$29,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	7,552	6,941	7,526
Amortization of acquired intangibles and other	49,127	37,561	35,370
Stock-based compensation	23,311	20,569	14,153
Loss on disposal of property and equipment	376	390	416
Loss on assets held for sale	—	5,147	—
Impairment of intangible and long-lived assets	24,096	—	—
Deferred income taxes	(14,869)	(2,328)	(4,254)
Excess tax benefit from stock plans	—	—	(904)
Allowances for bad debt and sales credits	546	262	46
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(24,655)	18,708	14,346
Other assets	(1,902)	(10,332)	7,518
Accounts payable and accrued liabilities	9,116	(11,842)	673
Income taxes payable	(454)	(2,890)	893
Deferred revenue	29,840	9,496	882
Net cash flows from operating activities	128,484	121,352	105,686
Cash flows (used in) from investing activities:
Purchases of investments	(10,550)	(8,258)	(40,380)
Sales and maturities of investments	25,320	23,101	31,559
Purchases of property and equipment	(3,998)	(7,250)	(3,377)
Payments for acquisitions, net of cash acquired	(225,298)	—	(77,150)
Proceeds from sale of property, plant and equipment, net	6,146	—	1,557
Net cash flows (used in) from investing activities	(208,380)	7,593	(87,791)
Cash flows from (used in) financing activities:
Proceeds from stock-based compensation plans	9,265	9,205	10,025
Payments for taxes related to net share settlements of equity awards	(4,278)	(3,999)	(3,756)
Repurchases of common stock	(25,000)	(120,000)	(73,936)
Dividend payments to shareholders	(27,760)	(25,789)	(24,127)
Proceeds from the issuance of debt	184,985	—	—
Excess tax benefit from stock plans	—	—	904
Payment of principal on long-term debt	(5,309)	(6,188)	(11,250)
Payment of issuance costs for long-term debt	(1,611)	—	(1,174)
Net cash flows from (used in) financing activities	130,292	(146,771)	(103,314)
Effect of exchange rate changes on cash	(1,263)	(10,512)	11,847
Net increase (decrease) in cash and cash equivalents	49,133	(28,338)	(73,572)
Cash and cash equivalents, beginning of year	105,126	133,464	207,036
Cash and cash equivalents, end of year	$154,259	$105,126	$133,464
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

Supplemental disclosure:
Cash paid for income taxes, net of refunds of $1,385 in 2019, $909 in 2018, and $3,997 in 2017	$16,340	$25,451	$25,992
Cash paid for interest	$8,666	$4,220	$3,597
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$16,573	$16,431	$20,089
Dividends declared	$7,498	$6,998	$6,619

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

Our products are generally sold as perpetual licenses, but certain products also use term licensing models and our cloud-based offerings use a subscription-based model. More than half of our worldwide license revenue is realized through relationships with indirect channel partners, principally application partners, original equipment manufacturers ("OEMs"), distributors and value-added resellers. Application partners are ISVs that develop and market applications using our technology and resell our products in conjunction with sales of their own products that incorporate our technology. OEMs are companies that embed our products into their own software products or devices. Value-added resellers are companies that add features or services to our product, then resell it as an integrated product or complete "turn-key" solution.

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

Cash Equivalents and Investments

Cash equivalents include short-term, highly liquid investments purchased with remaining maturities of three months or less. As of November 30, 2019, all of our cash equivalents were invested in money market funds.

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

A summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	November 30, 2019	November 30, 2018	November 30, 2017
		As Adjusted(1)
Beginning balance	$574	$498	$741
ASC 606 adjustment	—	88	—
Charge to costs and expenses	606	216	204
Write-offs and other	(457)	(232)	(437)
Translation adjustments	(56)	4	(10)
Ending balance	$667	$574	$498
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

A summary of activity in the allowance for sales credit memos is as follows (in thousands):

	November 30, 2019	November 30, 2018	November 30, 2017
		As Adjusted(1)
Beginning balance	$266	$178	$402
ASC 606 adjustment	—	41	—
Charge (credit) to revenue	(60)	46	(158)
Write-offs and other	(46)	—	(69)
Translation adjustments	(2)	1	3
Ending balance	$158	$266	$178
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

Concentrations of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments, derivative instruments and trade receivables. We have cash investment policies which, among other things, limit investments to investment-grade securities. We hold our cash and cash equivalents, investments and derivative instrument contracts with high quality financial institutions and we monitor the credit ratings of those institutions. We perform ongoing credit evaluations of our customers, and the risk with respect to trade receivables is further mitigated by the diversity, both by geography and by industry, of the customer base. No single customer represented more than 10% of consolidated accounts receivable or revenue in fiscal years 2019, 2018 or 2017.

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

Cash Flow Hedge

We entered into an interest rate swap contract in July 2019 to manage the variability of cash flows associated with approximately one-half of our variable rate debt. We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our consolidated balance sheets. Although we have determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings.

Forward Contracts

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
During the fiscal years ended November 30, 2019, 2018, and 2017, there were no internal use software development costs capitalized. We did not incur any amortization expense related to internal use software development costs during the fiscal year ended November 30, 2019 as these costs were fully amortized as of November 30, 2018. Amortization expense related to internal use software totaled $0.2 million and $0.6 million during the fiscal years ended November 30, 2018 and 2017, respectively.

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

In performing our annual assessment, we first perform a qualitative test and if necessary, perform a quantitative test. To conduct the quantitative impairment test of goodwill, we compare the fair value of a reporting unit to its carrying value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We estimate the fair values of our reporting units using discounted cash flow models or other valuation models, such as comparative transactions and market multiples. We did not recognize any goodwill impairment charges during fiscal years 2019, 2018, or 2017.

Intangible assets are comprised of purchased technology, customer-related assets, and trademarks and trade names acquired through business combinations (Note 7). All of our intangible assets are amortized using the straight-line method over their estimated useful life.

We periodically review long-lived assets (primarily property and equipment) and intangible assets with finite lives for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. We base each impairment test on a comparison of the undiscounted cash flows to the carrying value of the asset or asset group. If impairment is indicated, we write down the asset to its estimated fair value based on a discounted cash flow analysis. During fiscal year 2019, we recorded a $22.7 million asset impairment charge, which was primarily applicable to the intangible assets obtained in connection with our acquisitions of DataRPM and Kinvey during the second and third quarters of fiscal year 2017, respectively (Note 4).

We classify long-lived assets to be sold as held for sale in the period in which: (i) we have approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets held for sale are initially measured at the lower of the carrying value or the fair value less cost to sell. Losses resulting from this measurement are recognized in the period in which the held for sale criteria are met while gains are not recognized until the date of sale. Once designated as held for sale, we stop recording depreciation expense on the asset. We assess the fair value less cost to sell of long-lived assets held for sale at each reporting period until it no longer meets this classification. In the fourth quarter of fiscal year 2018, we reclassified certain corporate land and building assets previously reported as property and equipment to assets held for sale on our consolidated balance sheet. As the fair value less cost to sell was less than the carrying value of these assets, we recognized an impairment charge of $5.1 million. We sold these long-lived assets during fiscal year 2019 and recognized a net gain on the sale of approximately $0.1 million. During the fourth quarter of fiscal year 2019, we incurred an additional asset impairment charge of $1.4 million related to the abandonment of certain long-lived assets associated with this sale of corporate land and buildings. The fair value of the assets held for sale was measured using third-party valuation models, which included a discounted cash flow analysis (Note 4).

Comprehensive (Loss) Income

The components of comprehensive loss include, in addition to net income, unrealized gains and losses on investments and foreign currency translation adjustments.

Accumulated other comprehensive loss by components, net of tax (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Investments	Unrealized Loss on Hedging Activity	Total
Balance, December 1, 2017	$(18,177)	$(229)	$—	$(18,406)
Other comprehensive (loss) income	(9,796)	26	—	(9,770)
Balance, December 1, 2018	$(27,973)	$(203)	$—	$(28,176)
Other comprehensive (loss) income	(420)	173	(1,551)	(1,798)
Balance, November 30, 2019	$(28,393)	$(30)	$(1,551)	$(29,974)

The tax effect on accumulated unrealized losses on investments was minimal as of November 30, 2019, November 30, 2018, and November 30, 2017.

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

Contract Balances

Unbilled Receivables and Contract Assets

The timing of revenue recognition may differ from the timing of customer invoicing. When revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned only on the passage of time, we record an unbilled receivable on our consolidated balance sheets. Our multi-year term license arrangements, which are typically billed annually, result in revenue recognition in advance of invoicing and the recognition of unbilled receivables.

As of November 30, 2019, invoicing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2021	$11,731
2022	761
Total	$12,492

Contract assets, which arise when revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation, were $4.0 million as of November 30, 2019 and insignificant as of November 30, 2018. These amounts are included in unbilled receivables or long-term unbilled receivables on our consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Our deferred revenue balance is primarily made up of deferred maintenance from our OpenEdge and Application Development and Deployment segments.

As of November 30, 2019, the changes in deferred revenue were as follows (in thousands):

Balance, December 1, 2018 As Adjusted(1)	$135,940
Billings and other	454,604
Revenue recognized	(413,298)
Balance, November 30, 2019	$177,246
(1)The Company adopted ASC 606 effective December 1, 2018 using the full retrospective method.

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of November 30, 2019, transaction price allocated to remaining performance obligations was $186 million. We expect to recognize approximately 90% of the revenue within the next year and the remainder thereafter.

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

Certain of our sales incentive programs do meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $1.7 million as of November 30, 2019 and minimal as of November 30, 2018 and are included in other current assets and other assets on our consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our consolidated statement of operations and was minimal in all periods presented.

Advertising Costs

Advertising costs are expensed as incurred and were $0.8 million, $1.4 million, and $1.5 million in fiscal years 2019, 2018, and 2017, respectively.

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

Fees Related to Shareholder Activist

In September 2017, Praesidium Investment Management, then one of our largest stockholders, publicly announced its disagreement with our strategy in a Schedule 13D filed with the Securities and Exchange Commission (the “SEC”) and stated that it was seeking changes in the composition of our Board of Directors. In fiscal years 2017 and 2018, we incurred professional and other fees relating to Praesidium’s actions. We did not incur any fees related to Praesidium's actions during fiscal year 2019.

Acquisition-Related Costs

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional services fees, including third-party legal and valuation-related fees, as well as retention fees and earn-out payments treated as compensation expense. We incurred $1.7 million, $0.3 million, and $1.5 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations, for the fiscal years ended November 30, 2019, November 30, 2018, and November 30, 2017, respectively.

Restructuring Charges

Our restructuring charges are comprised primarily of costs related to property abandonment, including future lease commitments, net of any sublease income, and associated leasehold improvements; and employee termination costs related to headcount reductions. We recognize and measure restructuring liabilities initially at fair value when the liability is incurred. We incurred $6.3 million, $2.3 million, and $22.2 million of restructuring related costs, which are included in restructuring expenses in our consolidated statement of operations, for the fiscal years ended November 30, 2019, November 30, 2018, and November 30, 2017, respectively.

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

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Under prior accounting standards, the recognition of current and deferred income taxes for an intra-entity transfer was prohibited until the asset has been sold to an outside party. We adopted this standard at the beginning of the first quarter of fiscal year 2019. Upon adoption, we reclassified approximately $3.4 million from non-current prepaid taxes, which is included in other assets on our consolidated balance sheet, to retained earnings as of December 1, 2018. During the preparation of our consolidated financial statements for the three months ended August 31, 2019, we identified that a deferred tax asset of $8.2 million should also have been recorded upon adoption of this standard at the beginning of the first quarter of fiscal year 2019, with the offset recorded to retained earnings. We determined that the error is not material to the first and second quarters of fiscal year 2019. We also concluded that recording an out-of-period correction in the third quarter of fiscal year 2019 would not be material and therefore corrected this error by recording the $8.2 million deferred tax asset during the third quarter of fiscal year 2019. Therefore, the impact of the adoption of ASU 2016-16 on our consolidated balance sheet was a reclassification of approximately $4.8 million to retained earnings.

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

(3)Includes common stock and additional paid-in capital.

Consolidated Statements of Income

	Fiscal Year Ended
	November 30, 2018			November 30, 2017
(In thousands, except per share data)	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
Revenue:
Software licenses	$122,137	$(22,337)	$99,800	$124,406	$(10,763)	$113,643
Maintenance and services	275,028	4,153	279,181	273,166	2,345	275,511
Total revenue	397,165	(18,184)	378,981	397,572	(8,418)	389,154
Costs of revenue	66,973	—	66,973	69,159	—	69,159
Gross Profit	330,192	(18,184)	312,008	328,413	(8,418)	319,995
Operating expenses	244,194	—	244,194	257,799	4,706	262,505
Income from operations	85,998	(18,184)	67,814	70,614	(13,124)	57,490
Other expense, net	(7,018)	—	(7,018)	(5,027)	—	(5,027)
Income before income taxes	78,980	(18,184)	60,796	65,587	(13,124)	52,463
Provision for income taxes	15,489	(4,363)	11,126	28,170	(4,728)	23,442
Net income	$63,491	$(13,821)	$49,670	$37,417	$(8,396)	$29,021
Earnings (loss) per share:
Basic	$1.39	$(0.30)	$1.09	$0.78	$(0.18)	$0.60
Diluted	$1.38	$(0.30)	$1.08	$0.77	$(0.17)	$0.60
Weighted average shares outstanding:
Basic	45,561	—	45,561	48,129	—	48,129
Diluted	46,135	—	46,135	48,516	—	48,516

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
In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 intends to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The guidance in ASU 2017-12 is required for annual reporting periods beginning after December 15, 2018. We are currently accounting for our cash flow hedges in accordance with the guidance provided in ASU 2017-12.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This update requires the performance of an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance in ASU 2017-04 is required for annual reporting periods beginning after December 15, 2019, with early adoption permitted. We do not expect the implementation of this update to have a material effect upon adoption on our consolidated financial position and results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires lessees to record most leases on their balance sheets, recognizing a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is required for annual reporting periods beginning after December 15, 2018.

We are required to adopt this standard effective December 1, 2019 and plan to apply the modified retrospective transition method. The comparative historical information will not be restated and will continue to be reported under the accounting standards in effect for those periods. The new standard provides for optional practical expedients in transition. We expect to elect the package of transition practical expedients available in the standard, which permits us not to reassess our prior conclusions about lease identification, classification, and initial direct costs under the new standard. Furthermore, we expect to elect the practical expedients to combine lease and non-lease components and to not recognize right-of-use assets and lease liabilities for short-term leases. On a preliminary basis, we expect to recognize right-of-use assets of approximately $26 million to $30 million and lease liabilities of approximately $28 million to $32 million as of December 1, 2019. The most significant impact is from right-of-use assets and lease liabilities related to our office space operating leases. The adoption is not expected to impact our consolidated net earnings or cash flows.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2019 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$144,346	$—	$—	$144,346
Money market funds	9,913	—	—	9,913
State and municipal bond obligations	7,036	1	—	7,037
U.S. treasury bonds	7,221	10	—	7,231
Corporate bonds	5,146	12	—	5,158
Total	$173,662	$23	$—	$173,685

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2018 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$101,316	$—	$—	$101,316
Money market funds	3,810	—	—	3,810
State and municipal bond obligations	19,542	—	(119)	19,423
U.S. treasury bonds	6,726	—	(21)	6,705
Corporate bonds	8,329	—	(70)	8,259
Total	$139,723	$—	$(210)	$139,513

Such amounts are classified on our consolidated balance sheets as follows (in thousands):

	November 30, 2019		November 30, 2018
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$144,346	$—	$101,316	$—
Money market funds	9,913	—	3,810	—
State and municipal bond obligations	—	7,037	—	19,423
U.S. treasury bonds	—	7,231	—	6,705
Corporate bonds	—	5,158	—	8,259
Total	$154,259	$19,426	$105,126	$34,387

The fair value of debt securities by contractual maturity is as follows (in thousands):

	November 30, 2019	November 30, 2018
Due in one year or less	$14,004	$25,051
Due after one year (1)	5,422	9,336
Total	$19,426	$34,387

(1)
Includes state and municipal bond obligations, U.S. treasury bonds and corporate bonds, which are securities representing investments available for current operations and are classified as current on the consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of November 30, 2019 or November 30, 2018.

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

We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our consolidated balance sheets. Although we have determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. As of November 30, 2019, the fair value of the hedge was a loss of $2.1 million and included in other noncurrent liabilities on our consolidated balance sheets.

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

	November 30, 2019		November 30, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$148,125	$(2,054)	$—	$—

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 days and two years from the date the contract was entered. At November 30, 2019, $0.1 million was recorded in other noncurrent liabilities on the consolidated balance sheets. At November 30, 2018, $0.3 million and $0.1 million was recorded in other noncurrent liabilities and other current assets, respectively, on the consolidated balance sheets. In fiscal year 2019, realized and unrealized losses of $1.1 million from our forward contracts were recognized in foreign currency loss, net on the consolidated statement of operations. In fiscal years 2018 and 2017, realized and unrealized losses of $6.9 million and realized and unrealized gains of $9.4 million, respectively, from our forward contracts were recognized in foreign currency loss, net on the consolidated statements of operations. These losses and gains were substantially offset by realized and unrealized gains and losses on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	November 30, 2019		November 30, 2018
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$66,951	$(85)	$105,830	$(170)
Forward contracts to purchase U.S. dollars	1,457	5	240	—
Total	$68,408	$(80)	$106,070	$(170)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at November 30, 2019 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$9,913	$9,913	$—	$—
State and municipal bond obligations	7,037	—	7,037	—
U.S. treasury bonds	7,231	—	7,231	—
Corporate bonds	5,158	—	5,158	—
Liabilities
Foreign exchange derivatives	(80)	—	(80)	—
Interest rate swap	$(2,054)	$—	$(2,054)	$—

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

Nonrecurring Fair Value Measurements

During fiscal years 2019 and 2018, certain assets were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3).

During the fourth quarter of fiscal year 2019, based on the fair value measurement, we recorded a $22.7 million asset impairment charge, which was attributable to the intangible assets primarily associated with the technologies and trade names obtained in the acquisitions of DataRPM and Kinvey during the second and third quarters of fiscal year 2017, respectively (Note 6).

During the fourth quarter of fiscal year 2018, based on the fair value measurement, we recorded a $5.1 million asset impairment charge as of November 30, 2018 related to certain corporate land and building assets previously reported as property and equipment, net that we reclassified to assets held for sale on our consolidated balance sheets. On April 3, 2019, we sold these assets for approximately $5.8 million in net cash proceeds and recognized a net gain on the sale of approximately $0.1 million, which is included in interest income and other, net on our consolidated statements of operations.

The following table presents nonrecurring fair value measurements as of November 30, 2019 (in thousands):

	Total Fair Value	Total Losses
Intangible assets	$—	$22,688

The fair value measurements of intangible assets and long-lived assets were determined using an income-based valuation methodology, which incorporates unobservable inputs, including discounted expected cash flows over the remaining estimated useful life of the technology, thereby classifying the fair value as a Level 3 measurement within the fair value hierarchy. The expected cash flows include maintenance fees to be collected from existing customers using the products, offset by compensation related costs and hosting fees to be incurred over the remaining estimated useful lives.

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

Note 5: Property and Equipment

Property and equipment consists of the following (in thousands):

	November 30, 2019	November 30, 2018
Computer equipment and software	$47,699	$47,266
Land, buildings and leasehold improvements	34,083	34,676
Furniture and fixtures	7,090	6,104
Capitalized software development costs	276	276
Property and equipment, gross	89,148	88,322
Less accumulated depreciation and amortization	(59,383)	(57,608)
Property and equipment, net	$29,765	$30,714

Depreciation and amortization expense related to property and equipment was $7.6 million, $6.9 million, and $7.5 million for the years ended November 30, 2019, 2018, and 2017, respectively.

In the fourth quarter of fiscal year 2018, we reclassified certain corporate land and building assets previously reported as property and equipment to assets held for sale on our consolidated balance sheet. Based on the fair value measurement, we recorded a $5.1 million asset impairment charge as of November 30, 2018. On April 3, 2019, we sold these assets for approximately $5.8 million in net cash proceeds and recognized a net gain on the sale of approximately $0.1 million. During the fourth quarter of fiscal year 2019, we incurred an additional asset impairment charge of $1.4 million related to the abandonment of certain long-lived assets associated with this sale of corporate land and buildings. This asset impairment charge is included in impairment of intangible and long-lived assets on our consolidated statements of operations.

Note 6: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	November 30, 2019			November 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$135,186	$(105,967)	$29,219	$154,301	$(110,959)	$43,342
Customer-related	134,042	(74,175)	59,867	67,802	(56,589)	11,213
Trademarks and trade names	24,740	(16,043)	8,697	17,740	(13,376)	4,364
Non-compete agreement	2,000	(391)	1,609	—	—	—
Total	$295,968	$(196,576)	$99,392	$239,843	$(180,924)	$58,919

We amortize intangible assets assuming no expected residual value. Amortization expense related to these intangible assets was $48.1 million, $36.0 million and $33.1 million in fiscal years 2019, 2018 and 2017, respectively.

During the fourth quarter of fiscal year 2019, we evaluated the ongoing value of the intangible assets associated with the technology obtained in connection with the acquisitions of DataRPM and Kinvey. As a result of our decision to reduce our current and ongoing spending levels within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products, we determined that the intangible assets were fully impaired and incurred an impairment charge of $22.7 million (Note 4).

Future amortization expense for intangible assets as of November 30, 2019 is as follows (in thousands):

2020	$23,235
2021	23,117
2022	22,136
2023	21,860
2024	9,044
Total	$99,392

Goodwill

Changes in the carrying amount of goodwill for fiscal years 2019 and 2018 are as follows (in thousands):

	November 30, 2019	November 30, 2018
Balance, beginning of year	$314,992	$315,041
Additions	117,871	—
Translation adjustments	(39)	(49)
Balance, end of year	$432,824	$314,992

The addition to goodwill during fiscal year 2019 is related to the acquisition of Ipswitch in April 2019 (Note 7).

Changes in the carrying amount of goodwill by reportable segment for fiscal year 2019 are as follows (in thousands):

	November 30, 2018	Additions	Translation adjustments	November 30, 2019
OpenEdge	$248,987	$117,871	$(39)	$366,819
Data Connectivity and Integration	19,040	—		19,040
Application Development and Deployment	46,965	—		46,965
Total goodwill	$314,992	$117,871	$(39)	$432,824

We assess the impairment of goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

During fiscal year 2019, we tested goodwill for impairment for each of our reporting units as of October 31, 2019. Our reporting units each had fair values which significantly exceeded their carrying values as of the annual impairment date. We did not recognize any goodwill impairment charges during fiscal years 2019, 2018 or 2017.

Note 7: Business Combinations

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

Ipswitch enables approximately 24,000 small and medium-sized businesses and enterprises to provide secure data sharing and ensure high-performance infrastructure availability. Through this acquisition, we bolstered our core offerings to small and medium-sized businesses and enterprises, enabling those businesses to respond faster to business demands and to improve productivity. We funded the acquisition through a combination of existing cash resources and a $185.0 million term loan, which is part of a new $401.0 million term loan and revolving credit facility (Note 8).

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

We recorded measurement period adjustments based on our ongoing valuation and purchase price allocation procedures.
The allocation of the purchase price is as follows (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Adjusted Purchase Price Allocation	Life
Net working capital	$6,068	$(216)	$5,852
Property, plant and equipment	4,661		4,661
Purchased technology	33,100		33,100	5 Years
Trade name	9,600		9,600	5 Years
Customer relationships	66,600		66,600	5 Years
Other assets	314	(4)	310
Deferred revenue	(12,696)		(12,696)
Goodwill	117,651	220	117,871
Net assets acquired	$225,298	$—	$225,298

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

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $117.9 million of goodwill, which is deductible for tax purposes.

An election was made under Section 338(h)(10) of the Internal Revenue Code for Ipswitch to treat it as selling all of its assets on the acquisition date and then liquidating.  As a result, the identifiable intangible assets and goodwill are deductible for tax purposes.

As previously noted, the Seller received a restricted stock award of approximately $2.0 million, subject to continued compliance with the three-year non-compete agreement. We concluded that the restricted stock award is not a compensation arrangement and we recorded the fair value of the award as an intangible asset separate from goodwill. We will recognize intangible asset amortization expense over the term of the agreement, which is 3 years. We recorded $0.4 million of amortization expense related to this restricted stock award for the fiscal year ended November 30, 2019 in operating expenses on our consolidated statement of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the fiscal year ended November 30, 2019, we incurred approximately $1.7 million of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

The operations of Ipswitch are included in our operating results as part of the OpenEdge segment from the date of acquisition. The amount of revenue of Ipswitch included in our consolidated statement of operations during the fiscal years ended November 30, 2019 was approximately $28.2 million. We determined that disclosing the amount of Ipswitch related earnings included in the consolidated statements of operations is impracticable, as certain operations of Ipswitch were integrated into the operations of the Company from the date of acquisition.

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

(In thousands, except per share data)	Pro Forma Fiscal Year Ended November 30, 2019	Pro Forma Fiscal Year Ended November 30, 2018
Revenue	$442,286	$431,014
Net income	$19,641	$20,599
Net income per basic share	$0.44	$0.45
Net income per diluted share	$0.43	$0.45

Kinvey Acquisition

On June 1, 2017, we acquired by merger 100% of the outstanding securities of Kinvey for an aggregate sum of $49.2 million, which included approximately $0.3 million held-back from the founder of Kinvey as an incentive to remain with the Company for at least two years following the acquisition. The $0.3 million held-back was recorded to expense over the service period, which ended prior to the expiration of the two years. Kinvey allows developers to set up, use, and operate a serverless cloud backend for any native, hybrid, web, or IoT app built using any development tools. The acquisition was accounted for as a business combination, and accordingly, the results of operations of Kinvey are included in our operating results as part of the OpenEdge business segment from the date of acquisition. We paid the purchase price in cash from available funds.

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration paid, but are required to be expensed as incurred. During the fiscal year ended November 30, 2019, we did not incur any acquisition-related transaction costs. During the fiscal years ended November 30, 2018 and 2017, we incurred approximately $0.3 million and $1.1 million, respectively, of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations.

During the fourth quarter of fiscal year 2019, we evaluated the ongoing value of the intangible assets associated with the technology obtained in connection with the acquisitions of DataRPM and Kinvey. As a result of our decision to reduce our current and ongoing spending levels within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products, we determined that the intangible assets were fully impaired and incurred an impairment charge of $22.7 million.

We have not disclosed the amount of revenues and earnings of Kinvey since acquisition, nor pro forma financial information, as those amounts are not significant to our consolidated financial statements.

DataRPM Acquisition

On March 1, 2017, we acquired by merger 100% of the outstanding securities of DataRPM for an aggregate sum of $30.0 million. Approximately $1.7 million of the purchase price was paid to DataRPM’s founders in the form of restricted stock units, subject to a two-year vesting schedule and continued employment. DataRPM is a developer of solutions within the cognitive predictive maintenance for the industrial IoT ("IIoT") market. The acquisition was accounted for as a business combination, and accordingly, the results of operations of DataRPM are included in our operating results as part of the OpenEdge business segment from the date of acquisition. We paid the purchase price in cash from available funds.

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

As discussed above, approximately $1.7 million of the total consideration was paid to DataRPM’s founders in restricted stock units, subject to a vesting schedule and continued employment. We concluded that the restricted stock units are compensation arrangements and we are recognizing stock-based compensation expense in accordance with the vesting schedule over the service period of the awards, which is 2 years. During the fiscal years ended November 30, 2019, 2018 and 2017, we incurred stock-based compensation expense related to these restricted stock units of $0.1 million, $0.1 million and $0.4 million, respectively. The expense was lower in fiscal years 2019 and 2018 due to the forfeiture of the restricted stock units held by one of the founders as a result of his termination of employment. These amounts are included in operating expenses in our consolidated statement of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration transferred, but are required to be expensed as incurred. During the fiscal years ended November 30, 2019 and 2018, we did not incur any acquisition-related costs. During the fiscal year ended November 30, 2017, we incurred approximately $0.4 million of acquisition-related costs, which are included in acquisition-related expenses in our consolidated statement of operations.

During the fourth quarter of fiscal year 2019, we evaluated the ongoing value of the intangible assets associated with the technology obtained in connection with the acquisitions of DataRPM and Kinvey. As a result of our decision to reduce our current and ongoing spending levels within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products, we determined that the intangible assets were fully impaired and incurred an impairment charge of $22.7 million.

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

The Credit Agreement modified our prior credit facility by extending the maturity date to April 30, 2024 and extending the principal repayments of the term loan. We borrowed an additional $185.0 million under the term loan as part of this modification. The new term loan was used to partially fund our acquisition of Ipswitch (Note 7) and we expect to use the revolving credit facility for general corporate purposes, which may include acquisitions of other businesses, and may also use it for working capital.

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

Interest rates for the term loan and revolving credit facility are based upon our leverage ratio and determined based on an index selected at our option. The rates range from 1.50% to 2.00% above the Eurocurrency rate for Eurocurrency-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates for those currencies. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required and ranges from 0.25% to 0.35% per annum based on our leverage ratio. The average interest rate of the credit facility during the fiscal year ended November 30, 2019 was 3.90% and the interest rate as of November 30, 2019 was 3.38%.

The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of November 30, 2019 was $297.2 million, with $11.3 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended August 31, 2019. The principal repayment amounts are in accordance with the following schedule: (i) four payments of $1.9 million each, (ii) four payments of $3.8 million each, (iii) four payments of $5.6 million each, (iv) four payments of $7.5 million each, (v) three payments of $9.4 million each, and (vi) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of November 30, 2019, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Costs incurred to obtain our long-term debt of $1.6 million, along with $1.2 million of unamortized debt issuance costs related to the previous credit agreement, are recorded as debt issuance costs as a direct deduction from the carrying value of the debt liability on our consolidated balance sheets as of November 30, 2019. These costs are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to the debt issuance costs of $0.5 million for the fiscal year ended November 30, 2019 and $0.4 million for the fiscal years ended November 30, 2018 and 2017 is recorded in interest expense on our consolidated statements of operations.

Revolving loans may be borrowed, repaid, and reborrowed until April 30, 2024, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three-month interval in the case of loans with interest periods greater than three months) with respect to Eurocurrency rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of Eurocurrency rate loans. As of November 30, 2019, there were no amounts outstanding under the revolving line and $1.8 million of letters of credit.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these financial covenants as of November 30, 2019.

As of November 30, 2019, aggregate principal payments of long-term debt for the next five years are (in thousands):

2020	$11,287
2021	18,812
2022	26,338
2023	33,863
2024	206,938
Total	$297,238

Note 9: Commitments and Contingencies

Leasing Arrangements

We lease certain facilities and equipment under non-cancelable operating lease arrangements. Future minimum rental payments under these leases are as follows at November 30, 2019 (in thousands):

2020	$7,453
2021	5,711
2022	4,977
2023	5,017
2024	5,102
Thereafter	2,904
Total	$31,164

Our operating lease arrangements are subject to customary renewal and base rental fee escalation clauses. Total rent expense, net of sublease income which is insignificant, under operating lease arrangements was approximately $8.9 million, $6.8 million and $6.9 million in fiscal years 2019, 2018 and 2017, respectively.

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

Note 10: Shareholders’ Equity

Preferred Stock

Our Board of Directors is authorized to establish one or more series of preferred stock and to fix and determine the number and conditions of preferred shares, including dividend rates, redemption and/or conversion provisions, if any, preferences and voting rights. As of November 30, 2019, there was no preferred stock issued or outstanding.

Common Stock

We have 200,000,000 shares of authorized common stock, $0.01 par value per share, of which 45,036,441 were issued and outstanding at November 30, 2019.

There were 170,359 deferred stock units ("DSUs") outstanding at November 30, 2019. Each DSU represents one share of our common stock and all DSU grants have been made to non-employee members of our Board of Directors. DSUs do not have voting rights and can only be converted into common stock when the recipient ceases to be a member of the Board of Directors or a change in control of the Company occurs.

Common Stock Repurchases

In fiscal years 2019 and 2018, we repurchased and retired 0.7 million shares of our common stock for $25.0 million and 2.9 million shares of our common stock for $120.0 million, respectively, under this current authorization. In fiscal year 2017, we repurchased and retired 2.2 million shares of our common stock for $73.9 million. As of November 30, 2019, there was $75.0 million remaining under the current authorization. In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million.

Dividends

On September 27, 2016, our Board of Directors approved the initiation of a quarterly cash dividend of $0.125 per share of common stock to Progress stockholders. We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. In September 2018, the quarterly cash dividend was increased by 11% to $0.155 per share of common stock. On September 24, 2019, our Board of Directors approved an additional 6% increase to our quarterly cash dividend from $0.155 to $0.165 per share of common stock and declared a quarterly dividend of $0.165 per share of common stock. We have declared aggregate per share quarterly cash dividends totaling $0.630, $0.575 and $0.515 for the years ended November 30, 2019, November 30, 2018 and November 30, 2017, respectively. We have paid aggregate cash dividends totaling $27.8 million, $25.8 million, and $24.1 million and for the years ended November 30, 2019, November 30, 2018 and November 30, 2017, respectively.

Note 11: Stock-Based Compensation

We currently have one stockholder-approved stock plan from which we can issue stock-based awards, which was approved by our stockholders in fiscal year 2008 ("2008 Plan"). The 2008 Plan replaced the 1992 Incentive and Nonqualified Stock Option Plan, the 1994 Stock Incentive Plan and the 1997 Stock Incentive Plan (collectively, the “Previous Plans”). The Previous Plans solely exist to satisfy outstanding options previously granted under those plans. The 2008 Plan permits the granting of stock awards to officers, members of the Board of Directors, employees and consultants. Awards under the 2008 Plan may include nonqualified stock options, incentive stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals, deferred stock units and stock appreciation rights. A total of 54,510,000 shares are issuable under these plans, of which 4,145,680 shares were available for grant as of November 30, 2019.

We have adopted two stock plans for which the approval of stockholders was not required: the 2002 Nonqualified Stock Plan ("2002 Plan") and the 2004 Inducement Stock Plan ("2004 Plan"). The 2002 Plan permits the granting of stock awards to non-executive officer employees and consultants. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. Awards under the 2002 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 9,750,000 shares are issuable under the 2002 Plan, of which 400,046 shares were available for grant as of November 30, 2019.

The 2004 Plan is reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of the NASDAQ Stock Market. Awards under the 2004 Plan may include nonqualified stock options, grants of conditioned or restricted stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 1,500,000 shares are issuable under the 2004 Plan, of which 453,796 shares were available for grant as of November 30, 2019.

Under all of our plans, the options granted generally begin to vest within one year of the grant.

A summary of stock option activity under all the plans is as follows:

	Shares	Weighted Average	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)	Exercise Price	(in years)	(in thousands)
Options outstanding, December 1, 2018	1,107	$37.82
Granted	655	35.10
Exercised	(119)	30.47
Canceled	(220)	37.31
Options outstanding, November 30, 2019	1,423	$37.26	5.14	$9,782
Exercisable, November 30, 2019	497	$36.70	4.49	$3,849
Vested or expected to vest, November 30, 2019	1,423	$37.26	5.14	$9,782

(1)	The aggregate intrinsic value was calculated based on the difference between the closing price of our stock on November 30, 2019 of $41.92 and the exercise prices for all options outstanding.

A summary of restricted stock units activity is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Fair Value
Restricted stock units outstanding, December 1, 2018	912	$35.46
Granted	540	36.09
Issued	(365)	32.93
Canceled	(258)	31.79
Restricted stock units outstanding, November 30, 2019	829	$38.16

Each restricted stock unit represents one share of common stock. The restricted stock units generally vest semi-annually over a three-year period. Performance-based restricted stock units are subject to multi-year performance criteria aligned with our business plan and are earned only to the extent the performance criteria are achieved.

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

The 1991 Employee Stock Purchase Plan ("ESPP") permits eligible employees to purchase up to an aggregate of 9,450,000 shares of our common stock through accumulated payroll deductions. The ESPP has a 27-month offering period comprised of nine three-month purchase periods. The purchase price of the stock is equal to 85% of the lesser of the market value of such shares at the beginning of a 27-month offering period or the end of each three-month segment within such offering period. If the market price at any of the nine purchase periods is less than the market price on the first date of the 27-month offering period, subsequent to the purchase, the offering period is canceled and the employee is entered into a new 27-month offering period with the then current market price as the new base price. We issued 189,000 shares, 225,000 shares and 220,000 shares with weighted average purchase prices of $29.23, $24.27 and $22.27 per share, respectively, in fiscal years 2019, 2018 and 2017, respectively. At November 30, 2019, approximately 401,000 shares were available and reserved for issuance under the ESPP.

We estimated the fair value of stock options and ESPP awards granted in fiscal years 2019, 2018 and 2017 on the measurement dates using the Black-Scholes option valuation model, and LTIP awards using the Monte Carlo Simulation valuation model, with the following weighted average assumptions:

	Fiscal Year Ended
	November 30, 2019	November 30, 2018	November 30, 2017
Stock options:
Expected volatility	25.0%	22.8%	25.0%
Risk-free interest rate	2.5%	2.3%	1.9%
Expected life (in years)	4.8	4.8	4.8
Expected dividend yield	1.8%	1.1%	1.7%
Employee stock purchase plan:
Expected volatility	30.6%	23.8%	22.9%
Risk-free interest rate	2.3%	2.3%	1.2%
Expected life (in years)	1.6	1.7	1.5
Expected dividend yield	1.7%	1.5%	1.6%
Long-term incentive plan:
Expected volatility	32.2%	27.4%	27.5%
Risk-free interest rate	2.5%	2.1%	1.4%
Expected life (in years)	2.8	2.9	2.7
Expected dividend yield	1.7%	1.7%	1.8%

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

Based on the above assumptions, the weighted average estimated fair value of stock options granted in fiscal years 2019, 2018, and 2017 was $7.38, $10.30 and $5.95 per share, respectively. We amortize the estimated fair value of stock options to expense over the vesting period using the straight-line method. The weighted average estimated fair value for shares issued under our ESPP in fiscal years 2019, 2018 and 2017 was $11.07, $10.24 and $8.32 per share, respectively. We amortize the estimated fair value of shares issued under the ESPP to expense over the vesting period using a graded vesting model.

Total unrecognized stock-based compensation expense, net of expected forfeitures, related to unvested stock options and unvested restricted stock awards amounted to $28.7 million at November 30, 2019. These costs are expected to be recognized over a weighted average period of 2 years.

The following additional activity occurred under our plans (in thousands):

	Fiscal Year Ended
	November 30, 2019	November 30, 2018	November 30, 2017
Total intrinsic value of stock options on date exercised	$1,388	$3,692	$1,622
Total fair value of deferred stock units on date vested	1,853	1,690	57
Total fair value of restricted stock units on date vested	14,720	14,741	20,032

The following table provides the classification of stock-based compensation as reflected in our consolidated statements of operations (in thousands):

	Fiscal Year Ended
	November 30, 2019	November 30, 2018	November 30, 2017
Cost of maintenance and services	$1,134	$616	$1,016
Sales and marketing	4,155	2,959	2,214
Product development	7,205	8,242	4,576
General and administrative	10,817	8,752	6,347
Total stock-based compensation	$23,311	$20,569	$14,153
Income tax benefit included in the provision for income taxes	$4,661	$4,345	$4,057

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

Note 12: Retirement Plan

We maintain a retirement plan covering all U.S. employees under Section 401(k) of the Internal Revenue Code. Company contributions to the plan are at the discretion of the Board of Directors and totaled approximately $2.3 million, $3.1 million and $2.1 million for fiscal years 2019, 2018 and 2017, respectively.

Note 13: Restructuring

The following table provides a summary of activity for all of the restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, November 30, 2016	$107	$1,443	$1,550
Costs incurred	2,655	19,555	22,210
Cash disbursements	(1,456)	(17,778)	(19,234)
Asset impairment	(762)	—	(762)
Translation adjustments and other	26	336	362
Balance, November 30, 2017	$570	$3,556	$4,126
Costs incurred	1,011	1,240	2,251
Cash disbursements	(1,309)	(4,802)	(6,111)
Translation adjustments and other	35	10	45
Balance, November 30, 2018	$307	$4	$311
Costs incurred	740	5,591	6,331
Cash disbursements	(760)	(3,647)	(4,407)
Translation adjustments and other	(91)	59	(32)
Balance, November 30, 2019	$196	$2,007	$2,203

2019 Restructurings

During the fourth quarter of fiscal year 2019, we announced the reduction of our current and ongoing spending level within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products. This restructuring resulted in a reduction in positions primarily within the product development function. In connection with this restructuring action, during the fourth quarter of fiscal year 2019, we evaluated the ongoing value of the intangible assets primarily associated with the technologies and trade names obtained in the acquisitions of DataRPM and Kinvey. As a result, we wrote down these assets to fair value, which resulted in a $22.7 million asset impairment charge (Note 4).

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation).

For the fiscal year ended November 30, 2019, we incurred expenses of $2.5 million relating to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2018	$—	$—	$—
Costs incurred	—	2,494	2,494
Cash disbursements	—	(1,035)	(1,035)
Translation adjustments and other	—	1	1
Balance, November 30, 2019	$—	$1,460	$1,460

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. Accordingly, the balance of the restructuring reserve of $1.5 million is included in other accrued liabilities on the consolidated balance sheet at November 30, 2019. We do not expect to incur additional material costs with respect to this restructuring.

During the second quarter of fiscal year 2019, we restructured our operations in connection with the acquisition of Ipswitch (Note 7). This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Ipswitch. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2020, but we do not expect these costs to be material.

For the fiscal year ended November 30, 2019, we incurred expenses of $3.1 million relating to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2018	$—	$—	$—
Costs incurred	5	3,093	3,098
Cash disbursements	—	(2,604)	(2,604)
Translation adjustments and other	—	58	58
Balance, November 30, 2019	$5	$547	$552

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. Accordingly, the balance of the restructuring reserve of $0.6 million is included in other accrued liabilities on the consolidated balance sheet at November 30, 2019.

2017 Restructuring

During the first quarter of fiscal year 2017, we undertook certain operational restructuring initiatives intended to significantly reduce annual costs. As part of this action, management committed to a new strategic plan highlighted by a new product strategy and a streamlined operating approach. To execute these operational restructuring initiatives, we reduced our global workforce by over 20%. These workforce reductions occurred in substantially all functional units and across all geographies in which we operate. During the fourth quarter of fiscal year 2017, we incurred additional costs with respect to this restructuring, including reduction in redundant positions primarily within the product development and sales functions. We also consolidated offices in various locations during fiscal years 2017 and 2018. We expect to incur additional expenses related to facility closures as part of this restructuring action through fiscal year 2020, but we do not expect these additional costs to be material.

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation), facilities costs, which include fees to terminate lease agreements and costs for unused space, net of sublease assumptions, and other costs, which include asset impairment charges.

As part of this fiscal year 2017 restructuring, for the fiscal years ended November 30, 2019 and 2018, we incurred expenses of $0.7 million and $2.3 million, respectively, which are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2016	$—	$—	$—
Costs incurred	2,570	19,555	22,125
Cash disbursements	(1,294)	(16,335)	(17,629)
Asset impairment	(762)	—	(762)
Translation adjustments and other	26	336	362
Balance, November 30, 2017	$540	$3,556	$4,096
Costs incurred	1,011	1,240	2,251
Cash disbursements	(1,279)	(4,802)	(6,081)
Translation adjustments and other	35	10	45
Balance, November 30, 2018	$307	$4	$311
Costs incurred	735	4	739
Cash disbursements	(760)	(8)	(768)
Asset impairment	(89)	—	(89)
Translation adjustments and other	(2)	—	(2)
Balance, November 30, 2019	$191	$—	$191

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. Accordingly, the balance of the restructuring reserve of $0.2 million is included in other accrued liabilities on the consolidated balance sheet at November 30, 2019.

Note 14: Income Taxes

The components of income before income taxes are as follows (in thousands):

	Fiscal Year Ended
	November 30, 2019	November 30, 2018	November 30, 2017
		As Adjusted(1)	As Adjusted(1)
U.S.	$(11,778)	$59,440	$65,191
Foreign	40,273	1,356	(12,728)
Total	$28,495	$60,796	$52,463
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

The provision for income taxes is comprised of the following (in thousands):

	Fiscal Year Ended
	November 30, 2019	November 30, 2018	November 30, 2017
Current:
Federal	$9,294	$8,979	$23,739
State	1,862	1,387	2,461
Foreign	5,808	3,088	1,496
Total current	16,964	13,454	27,696
Deferred, as adjusted(1):
Federal	(12,191)	(863)	(2,740)
State	(2,399)	(51)	(292)
Foreign	(279)	(1,414)	(1,222)
Total deferred	(14,869)	(2,328)	(4,254)
Total	$2,095	$11,126	$23,442
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

A reconciliation of the income taxes incurred at the U.S. Federal statutory rate compared to the effective tax rate is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2019	November 30, 2018	November 30, 2017
		As Adjusted(1)	As Adjusted(1)
Tax at U.S. Federal statutory rate	$5,984	$13,513	$18,362
Foreign rate differences	(2,619)	1,281	4,793
Effects of foreign operations included in U.S. Federal provision	451	550	(186)
State income taxes, net	(918)	1,180	1,349
Research credits	(1,086)	(302)	(251)
Domestic production activities deduction	(248)	(1,283)	(2,670)
Tax-exempt interest	(27)	(66)	(101)
Nondeductible stock-based compensation	1,043	502	808
Meals and entertainment	198	192	276
Compensation subject to 162(m)	422	227	208
Uncertain tax positions and tax settlements	(720)	(1,626)	429
Remeasurement of net deferred tax liabilities due to the Act	—	(1,660)	—
Net excess tax benefit or detriment from stock-based compensation plans	(103)	(861)	—
Global intangible low tax inclusion	2,100	—	—
Foreign derived intangible deduction	(2,300)	—	—
Other	(82)	(521)	425
Total	$2,095	$11,126	$23,442
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

The effective income tax rate is based on the income for the year, the composition of the income in different countries, changes related to valuation allowances and adjustments, if any, for the potential tax consequences or benefits of audits or other tax contingencies. Our aggregate income tax rate in foreign jurisdictions is lower than our effective income tax rate in the United States. The majority of our income before provision for income taxes from foreign operations has been earned by our subsidiary in Bulgaria that is taxed at a 10% tax rate.

Our United States income before provision for income taxes was at a deficit for fiscal year 2019 largely due to increased expense for amortization of acquired intangibles and due to an impairment expense of intangibles and long-lived assets.

During the first quarter of fiscal year 2018, the Tax Cuts and Jobs Act (the "Act") was enacted in the United States. The Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, moved to a territorial tax system and eliminated the domestic production activities deduction. The Act also provided for a one-time deemed repatriation transition tax on the post-1986 undistributed foreign subsidiary earnings and profits through December 31, 2017. However, the Company concluded that it is not subject to the one-time transition tax due to the Company's foreign subsidiaries being in a net accumulated deficit position.

Other international provisions of the Act became effective in fiscal year 2019 for the Company. The global intangible low-taxed income ("GILTI") provisions require the Company to include in its U.S. income tax base foreign subsidiary earnings in excess of an allowable return of the foreign subsidiary's tangible assets.

During fiscal year 2018, the Company recognized a $1.7 million income tax benefit due to the re-measurement of its net U.S. deferred tax liabilities due to the Act.

The components of deferred tax assets and liabilities are as follows (in thousands):

	November 30, 2019	November 30, 2018
		As Adjusted(1)
Deferred tax assets:
Accounts receivable	$174	$134
Accrued compensation	3,283	1,863
Accrued liabilities and other	2,690	2,106
Deferred revenue	3,995	—
Stock-based compensation	4,342	3,166
Depreciation and amortization	15,341	—
Tax credit and loss carryforwards	21,867	24,338
Gross deferred tax assets	51,692	31,607
Valuation allowance	(8,864)	(8,790)
Total deferred tax assets	42,828	22,817
Deferred tax liabilities:
Goodwill	(18,879)	(17,966)
Deferred revenue	(4,541)	(1,610)
Depreciation and amortization	—	(7,151)
Prepaid expenses	(810)	(923)
Total deferred tax liabilities	(24,230)	(27,650)
Total	$18,598	$(4,833)
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

The valuation allowance primarily applies to net operating loss carryforwards and unutilized tax credits in jurisdictions or under conditions where realization is not more likely than not. The $0.1 million increase in the valuation allowance during fiscal year 2019 primarily relates to acquired foreign net operating losses which have a valuation allowance recorded against them. The $7.3 million increase in the valuation allowance during fiscal year 2018 primarily relates to losses in a foreign subsidiary that are more likely than not going to expire prior to utilization. The $1.7 million decrease in the valuation allowance during fiscal year 2017 primarily relates to a foreign subsidiary that utilized net operating loss carryforwards in fiscal year 2017 that had a valuation allowance recorded against them.

At November 30, 2019, we have federal and foreign net operating loss carryforwards of $133.7 million expiring on various dates through 2034. In addition, we have state net operating loss carryforwards of $0.9 million expiring on various dates through 2020. At November 30, 2019, we have state tax credit carryforwards of approximately $3.2 million expiring on various dates through 2034 and $2.3 million that may be carried forward indefinitely. In addition, we have federal tax credit carryforwards of approximately $0.9 million expiring on various dates through 2036.

It is our intention to indefinitely reinvest the earnings of our non-U.S. subsidiaries. We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, which totaled $72.3 million as of November 30, 2019, as these earnings have been indefinitely reinvested. It is not practicable to determine the amount of the unrecognized deferred tax liability if the undistributed earnings were to be repatriated due to the complexity of the income tax laws and regulations and the effects of the Tax Reform Act. These earnings could be subject to non-U.S. withholding taxes and other federal, state and/or foreign taxes if they were remitted to the U.S.

As of November 30, 2019, the total amount of unrecognized tax benefits was $5.0 million, of which $2.9 million was recorded in other noncurrent liabilities on the consolidated balance sheet and $2.1 million of deferred tax assets, principally related to U.S and foreign net operating loss carry-forwards and state research and development tax credits, have not been recorded.

A reconciliation of the balance of our unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2019	November 30, 2018	November 30, 2017
Balance, beginning of year	$5,787	$7,520	$7,046
Tax positions related to current year	—	—	785
Tax positions related to a prior period	110	(15)	(120)
Settlements with tax authorities	(181)	(39)	(155)
Lapses due to expiration of the statute of limitations	(723)	(1,679)	(36)
Balance, end of year	$4,993	$5,787	$7,520

If recognized, all amounts of unrecognized tax benefits would affect the effective tax rate.

We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. In fiscal year 2019 a net benefit of $0.1 million was recorded to the provision for income taxes related to estimated interest and penalties of $0.1 million offset by a reduction of $0.2 million related to statute expirations. In fiscal year 2018 a net benefit of $0.1 million was recorded to the provision for income taxes related to estimated interest and penalties of $0.2 million offset by a reduction of $0.3 million related to statute expirations. In fiscal year 2017 estimated interest and penalties of $0.2 million were recorded to the provision for income taxes. We have accrued $0.4 million and $0.4 million of estimated interest and penalties at November 30, 2019 and 2018, respectively. We do not expect any significant changes to the amount of unrecognized tax benefits in the next twelve months.

Our Federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2016. State income tax authorities in certain jurisdictions are examining state income tax returns and the Company does not expect the results of these examinations to be material to our consolidated balance sheets, cash flows or statements of income. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2013, and we are no longer subject to audit for those periods.

Tax authorities for certain non-U.S. jurisdictions are also examining tax returns and the Company does not expect the results of these examinations to be material to our consolidated balance sheets, cash flows or statements of income. With some exceptions, we are generally no longer subject to tax examinations in non-U.S. jurisdictions for years prior to fiscal year 2014.

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

	Fiscal Year Ended
	November 30, 2019	November 30, 2018	November 30, 2017
		As Adjusted(1)	As Adjusted(1)
Net income	$26,400	$49,670	$29,021
Weighted average shares outstanding	44,791	45,561	48,129
Dilutive impact from common stock equivalents	549	574	387
Diluted weighted average shares outstanding	45,340	46,135	48,516
Basic earnings per share	$0.59	$1.09	$0.60
Diluted earnings per share	$0.58	$1.08	$0.60
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

We excluded stock awards representing approximately 932,000 shares, 602,000 shares, and 494,000 shares of common stock from the calculation of diluted earnings per share in the fiscal years ended November 30, 2019, 2018 and 2017, respectively, because these awards were anti-dilutive.

Note 16: Business Segments and International Operations

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance. Our chief operating decision maker is our Chief Executive Officer.

The changes made to our organization during fiscal years 2019 and 2018, as discussed in Note 13, did not change our determination of the three reportable segments as our organizational structure maintains the focus of the three business segments.

We do not manage our assets or capital expenditures by segment or assign other income (expense) and income taxes to segments. We manage and report such items on a consolidated company basis.

The following table provides revenue and contribution margin from our reportable segments and reconciles to the consolidated income from continuing operations before income taxes:

	Fiscal Year Ended
(In thousands)	November 30, 2019	November 30, 2018	November 30, 2017
		As Adjusted(1)	As Adjusted(1)
Segment revenue:
OpenEdge	$296,929	$277,806	$279,823
Data Connectivity and Integration	39,903	23,129	29,434
Application Development and Deployment	76,466	78,046	79,897
Total revenue	413,298	378,981	389,154
Segment costs of revenue and operating expenses:
OpenEdge	85,209	67,820	75,791
Data Connectivity and Integration	7,973	7,634	10,270
Application Development and Deployment	23,993	27,087	27,116
Total costs of revenue and operating expenses	117,175	102,541	113,177
Segment contribution margin:
OpenEdge	211,720	209,986	204,032
Data Connectivity and Integration	31,930	15,495	19,164
Application Development and Deployment	52,473	50,959	52,781
Total contribution margin	296,123	276,440	275,977
Other unallocated expenses(2)	256,039	208,626	218,487
Income from operations	40,084	67,814	57,490
Other expense, net	(11,589)	(7,018)	(5,027)
Income before income taxes	$28,495	$60,796	$52,463
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

(2)The following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: certain product development and corporate sales and marketing expenses, customer support, administration, amortization and impairment of acquired intangibles, impairment of long-lived assets, loss on assets held for sale, stock-based compensation, fees related to shareholder activist, restructuring, and acquisition-related expenses.

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Fiscal Year Ended
	November 30, 2019	November 30, 2018	November 30, 2017
		As Adjusted(1)	As Adjusted(1)
Performance obligations transferred at a point in time:
Software licenses	$122,552	$99,800	$113,643
Performance obligations transferred over time:
Maintenance	259,006	249,171	243,508
Services	31,740	30,010	32,003
Total revenue	$413,298	$378,981	$389,154
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

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

	Fiscal Year Ended
	November 30, 2019	November 30, 2018	November 30, 2017
		As Adjusted(1)	As Adjusted(1)
United States	$213,252	$187,627	$214,232
Canada	20,659	16,630	21,583
EMEA	137,301	135,055	117,509
Latin America	19,665	18,046	16,002
Asia Pacific	22,421	21,623	19,828
Total revenue	$413,298	$378,981	$389,154
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

No single customer, partner, or country outside of the U.S. has accounted for more than 10% of our consolidated revenue in any year presented. Long-lived assets totaled $25.7 million, $25.8 million and $39.5 million in the U.S. and $4.1 million, $4.9 million and $2.8 million outside of the U.S. at the end of fiscal years 2019, 2018 and 2017, respectively. No individual country outside of the U.S. accounted for more than 10% of our consolidated long-lived assets.

Note 17: Selected Quarterly Financial Data (unaudited)

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year 2019:
Revenue	$89,549	$99,995	$106,716	$117,038
Gross profit	73,510	82,384	85,891	96,272
Income (loss) from operations	15,409	14,741	15,960	(6,026)
Net income (loss)	9,402	8,181	13,557	(4,740)
Basic earnings (loss) per share	0.21	0.18	0.30	(0.11)
Diluted earnings (loss) per share	0.21	0.18	0.30	(0.11)
Fiscal year 2018(1):
Revenue	$95,410	$92,864	$92,603	$98,104
Gross profit	78,507	76,221	75,907	81,373
Income from operations	19,131	18,550	19,103	11,030
Net income	13,732	12,904	14,390	8,644
Basic earnings per share	0.30	0.28	0.32	0.19
Diluted earnings per share	0.29	0.28	0.32	0.19
(1)The Company adopted the accounting standard related to revenue recognition ("ASC 606") effective December 1, 2018 using the full retrospective method. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2019. Our assessment was based on the framework in the updated Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that as of November 30, 2019, our internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, our independent registered public accounting firm, which audited our consolidated financial statements, has issued an attestation report on our internal control over financial reporting, which is included in this Item 9A below.

(c) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended November 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

(d) Report of independent registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Progress Software Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Progress Software Corporation and subsidiaries (the "Company") as of November 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 30, 2019, of the Company and our report dated January 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Codification Update No. 2014-09, Revenue from Contracts with Customers (ASC 606).

Basis for Opinion
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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
January 27, 2020

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive and Other Key Officers of the Registrant

The following table sets forth certain information regarding our executive and other key officers.

Name	Age	Position
John Ainsworth	55	Senior Vice President, Products - Core
Stephen Faberman	50	Chief Legal Officer
Yogesh Gupta	59	President and Chief Executive Officer
Paul Jalbert	62	Chief Financial Officer
Loren Jarrett	45	Senior Vice President, General Manager - Developer Tools Business
Katie Kulikoski	43	Chief People Officer
Tony Murphy	49	Chief Information Officer and Chief Information Security Officer
Jennifer Ortiz	43	Vice President Corporate Marketing
Gary Quinn	59	Senior Vice President, Core Field Organization
Sundar Subramanian	42	Senior Vice President, General Manager - Incubation Products

Mr. Ainsworth became Senior Vice President, Products-Core in January 2017. Mr. Ainsworth is responsible for the product management, product marketing, technical support and engineering functions for Progress OpenEdge, Progress Corticon, Progress DataDirect Connect, Progress DataDirect Hybrid Data Pipeline, Sitefinity, MOVEit and WhatsUp Gold. Prior to joining our company, Mr. Ainsworth was Senior Vice President, Engineering Services at CA Technologies, Inc., a position he assumed in April 2016. Prior to that time, Mr. Ainsworth held various senior positions within CA Technologies, Inc., which he joined through acquisition in 1994.

Mr. Faberman became Chief Legal Officer in December 2015. As Chief Legal Officer, Mr. Faberman is responsible for our legal and compliance, risk management, license compliance, facilities and corporate development functions. Prior to becoming Chief Legal Officer, Mr. Faberman was Senior Vice President, General Counsel. Mr. Faberman became General Counsel in December 2012 and a Senior Vice President in January 2014. Prior to that time, from October 2012 to December 2012, Mr. Faberman was Vice President, Acting General Counsel, and from January 2012 to October 2012, Mr. Faberman was Vice President, Deputy General Counsel. Prior roles included Senior Vice President, Corporate Counsel at Heritage Property Investment Trust, Inc. from October 2003 until October 2006, and Partner, Bingham McCutcheon LLP until October 2003.

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

Mr. Jalbert became Chief Financial Officer in March 2017. As CFO, Mr. Jalbert is responsible for our finance and accounting, financial planning, treasury, tax and investor relations functions. Prior to becoming CFO, Mr. Jalbert was Vice President, Chief Accounting Officer, a position he assumed upon joining the Company in August 2012. Prior roles included Corporate Controller at publicly traded companies Keane and Genuity, as well as other senior financial positions at Verizon (formerly GTE). On January 16, 2020, we announced that Mr. Jalbert will retire as CFO on January 31, 2020, and will be replaced as CFO by Anthony Folger.

Ms. Jarrett became Senior Vice President and General Manager, Developer Tools Business in June 2019. As General Manager, Ms. Jarrett is responsible for the sales, product management, product marketing, field marketing, technical support and engineering for our DevTools product line. Prior to this role, Ms. Jarrett was our Chief Marketing Officer, a position she held from January 2017 to June 2019. Prior to that time, Ms. Jarrett was Chief Marketing Officer at Acquia, from 2015 until December 2016. Previously, Ms. Jarrett was Chief Marketing Officer at Kaseya, Inc. from 2013 until 2015, and Vice President, Corporate Charge Card and Loyalty Products at American Express, in 2013. Prior to that time, Ms. Jarrett was Vice President, Product Management and Strategy at Oracle Corporation from 2011 until 2012, and Senior Vice President of Marketing and Product Management at FatWire from 2007 until its acquisition by Oracle in 2011.

Ms. Kulikoski became Chief People Officer in November 2019. As Chief People Officer, Ms. Kulikoski is responsible for all aspects of the company's global human resources function, including culture development, talent acquisition, retention, change management and process effectiveness. Prior to joining our Company, from May 2014 to September 2019, Ms. Kulikoski held a variety of positions of increasing responsibility and scope at Brightcove, Inc. Her tenure at Brightcove included serving as Chief People Officer from November 2018 to September 2019. Prior to May 2014, Ms. Kulikoski held leadership positions at Optaros, CIDC and ConnectEdu.

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

Ms. Ortiz became Vice President of Corporate Marketing in October 2019. In this role, Ms. Ortiz is responsible for the development and execution of our corporate marketing programs. Prior to becoming Vice President of Corporate Marketing, Ms. Ortiz held a variety of positions of increasing responsibility and scope at Progress during her fifteen-year tenure with the company.

Mr. Quinn became Senior Vice President, Core Field Organization in August 2017. Mr. Quinn is responsible for global field operations for Progress OpenEdge, Progress Corticon, Progress DataDirect Connect, Progress DataDirect Hybrid Data Pipeline, Sitefinity, MOVEit and WhatsUp Gold. Prior to joining our company, Mr. Quinn was President and Chief Executive Officer of FalconStor Software, Inc. Mr. Quinn joined FalconStor Software in April 2012 as vice president of sales and marketing for North America, and he was named executive vice president and chief operating officer (COO) in April 2013, interim CEO in June 2013 and CEO in July 2013. Prior roles included Executive Vice President of Global Partners and International Sales at CA Technologies until 2006 and Commissioner of Information Technology (CIO) at Suffolk County Department of Information Technology (DoIT) from 2008 until 2012.

Mr. Subramanian became Senior Vice President and General Manager, Incubation Products in August 2019. As General Manager, Mr. Subramanian is responsible for driving all facets of the company’s early stage products including sales, demand generation, engineering, product management, product marketing, customer success, support and developer relations for the Kinvey, Kinvey Health Cloud, DataRPM, NativeChat and NativeScript product lines. Prior to joining Progress, Mr. Subramanian was an Executive Director at athenahealth, Inc., from August 2016 to July 2019, and Vice President, Products at Citrus Payment Solutions Pvt. Ltd., from September 2015 to August 2016. Previously, he served as Vice President, SaaS at Kaseya, Inc., from January 2014 to August 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2019 is as follows (in thousands, except per share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance
Equity compensation plans approved by stockholders (1)	1,696	(2)	$35.27	4,547	(3)
Equity compensation plans not approved by stockholders(4)	555		40.85	854
Total	2,251		$37.26	5,401

(1)
Consists of the 1992 Incentive and Nonqualified Stock Option Plan, 1994 Stock Incentive Plan, 1997 Stock Incentive Plan, 2008 Stock Option and Incentive Plan and 1991 Employee Stock Purchase Plan ("ESPP").

(2)
Includes 829,000 restricted stock units under our 2008 Plan. Does not include purchase rights accruing under the ESPP because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3)	Includes 401,000 shares available for future issuance under the ESPP.

(4)	Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.

We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan (2002 Plan) and the 2004 Inducement Stock Plan (2004 Plan), for which the approval of stockholders was not required. We intend that the 2004 Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of NASDAQ. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Plan. An executive officer would be eligible to receive an award under the 2004 Plan only as an inducement to join us. Awards under the 2002 Plan and the 2004 Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 11,250,000 shares are issuable under the two plans, of which, 853,842 shares are available for future issuance.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report on Form 10-K

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of November 30, 2019 and 2018

•	Consolidated Statements of Operations for the years ended November 30, 2019, 2018 and 2017

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended November 30, 2019, 2018 and 2017

•	Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2019, 2018 and 2017

•	Consolidated Statements of Cash Flows for the years ended November 30, 2019, 2018 and 2017

•	Notes to Consolidated Financial Statements

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

2.1*	Stock Purchase Agreement, dated March 28, 2019, by and among Progress Software Corporation, Ipswitch, Inc. and Roger Greene (1)
2.2	Plan of Domestication (2)
3.1	Certificate of Conversion from Non-Delaware Corporation to Delaware Corporation (3)
3.2	Certificate of Incorporation (4)
3.2.1	Certificate of Correction to Certification of Incorporation (5)
3.3	Amended and Restated By-Laws, as amended March 19, 2019 (6)
4.1	Specimen certificate for the Common Stock (7)
4.2	Description of Registered Securities
10.1**	1992 Incentive and Nonqualified Stock Option Plan (8)
10.2**	1994 Stock Incentive Plan (9)
10.3**	1997 Stock Incentive Plan, as amended and restated (10)
10.4**	Form of Employee Retention and Motivation Agreement (effective prior to September 2014) (11)
10.5**	2002 Nonqualified Stock Plan, as amended and restated (12)
10.6**	2004 Inducement Stock Plan, as amended and restated (13)
10.7**	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (14)
10.8**	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated (15)
10.9**	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (16)
10.10**	Progress Software Corporation Corporate Executive Bonus Plan (17)
10.11**	Progress Software Corporation 2019 Fiscal Year Compensation Program for Non-Employee Directors (18)
10.12**	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (19)
10.13**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant) (20)

10.14**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant) (21)
10.15**	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (22)
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

10.17**	Employment Agreement, dated October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (24)
10.18**	Employee Retention and Motivation Agreement, dated as of October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (25)
10.19**	Employment Agreement, dated March 24, 2017, by and between Progress Software Corporation and Paul Jalbert (26)
10.20	Form of Employee Retention and Motivation Agreement (effective after September 2014)
10.21	Form of Termination Letter (Executive Officers)
10.22	Form of Separation Agreement and Release (Executive Officers)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Paul Jalbert
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***
The following materials from Progress Software Corporation’s Annual Report on Form 10-K for the year ended November 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2019 and 2018, (ii) Consolidated Statements of Income for the years ended November 30, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended November 30, 2019, 2018 and 2017, (iv) Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2019, 2018 and 2017, and (v) Consolidated Statements of Cash Flows for the years ended November 30, 2019, 2018 and 2017.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 1, 2019.

(2)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 14, 2015.

(3)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 14, 2015.

(4)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 14, 2015.

(5)	Incorporated by reference to Exhibit 3.2.1 to our Annual Report on Form 10-K for the year ended November 30, 2015.

(6)	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2019.

(7)	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended November 30, 2011.

(8)	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended November 30, 2009.

(9)	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended November 30, 2009.

(10)	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended November 30, 2012.

(11)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(12)	Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended November 30, 2015.

(13)	Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended November 30, 2015.

(14)	Incorporated by reference to Appendix A to our definitive Proxy Statement filed April 15, 2016.

(15)	Incorporated by reference to Annex A to our definitive Proxy Statement filed May 7, 2013.

(16)	Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(17)	Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended November 30, 2012.

(18)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2019 filed on April 5, 2019.

(19)	Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(20)	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(21)	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(22)	Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended November 30, 2014.

(23)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 1, 2019.

(24)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 14, 2016.

(25)	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 14, 2016.

(26)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2017.

*
Certain schedules and exhibits have been omitted from this Exhibit pursuant to Item 601(a)(5) of Regulation S-K. Progress Software Corporation will furnish a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission or its staff upon request.

**	Management contract or compensatory plan or arrangement in which an executive officer or director of Progress Software Corporation participates.

***
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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of January 2020.

PROGRESS SOFTWARE CORPORATION

By:	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YOGESH K. GUPTA	President and Chief Executive Officer	January 27, 2020
Yogesh K. Gupta	(Principal Executive Officer)

/s/ PAUL A. JALBERT	Chief Financial Officer	January 27, 2020
Paul A. Jalbert	(Principal Financial Officer and Principal Accounting Officer)

/s/ JOHN R. EGAN	Non-Executive Chairman	January 27, 2020
John R. Egan

/s/ PAUL T. DACIER	Director	January 27, 2020
Paul T. Dacier

/s/ RAINER GAWLICK	Director	January 27, 2020
Rainer Gawlick

/s/ CHARLES F. KANE	Director	January 27, 2020
Charles F. Kane

/s/ SAMSKRITI KING	Director	January 27, 2020
Samskriti King

/s/ DAVID A. KRALL	Director	January 27, 2020
David A. Krall

/s/ ANGELA TUCCI	Director	January 27, 2020
Angela Tucci

/s/ VIVIAN VITALE	Director	January 27, 2020
Vivian Vitale