Form 10-K/A
period 2019-11-30
PROGRESS SOFTWARE CORP /MA
filed 2020-03-31
CIK 876167

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

Documents Incorporated By Reference
Not applicable.

Explanatory Note

Progress Software Corporation (the "Company") is filing this Amendment No. 1 (this "Amendment") to the Company's Annual Report on Form 10-K for the year ended November 30, 2019 filed with the Securities and Exchange Commission (the "SEC") on January 27, 2020 (the "Original Form 10-K") in order to correct certain errors in the auditor fee table included in the Company's proxy statement for its 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement"), which fee table was incorporated by reference into Item 14 of Part III of the Original Form 10-K. This Amendment amends and restates Item 14 of Part III of the Original Form 10-K in its entirety.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) are being filed as exhibits to this Amendment and the exhibit list included in Item 15(b) of Part IV of the Original Form 10-K has been amended and restated accordingly; however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not reflect events occurring after the date of the Original Form 10-K nor does it modify or update the disclosures contained in the Original Form 10-K that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

PART III

Item 14. Principal Accounting Fees and Services

Selection of Independent Registered Public Accounting Firm

The Audit Committee has selected the firm of Deloitte & Touche LLP, independent registered public accounting firm, to serve as our independent registered public accounting firm for the fiscal year ending November 30, 2020.

Independent Registered Public Accounting Firm Fees

Aggregate fees billed to us for services performed for the fiscal years ended November 30, 2019 and November 30, 2018 by our independent registered public accounting firm, Deloitte & Touche LLP, were as follows:

	2019	2018
Audit Fees (1)	$2,117,145	$1,961,844
Tax Fees (2)	19,805	64,858
Audit-Related Fees (3)	673,700	319,050
All Other Fees	—	—
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

(3)
Represents, for 2019, fees billed for audit services in connection with the acquisition of Ipswitch, Inc. and implementation review of our new financial systems platform, and for 2018, fees billed for audit services in connection with the implementation of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). In accordance with the policy on Audit Committee pre-approval, 100% of audit-related services provided by the independent registered public accounting firm are pre-approved.

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

Requests for specific services by the independent registered public accounting firm which comply with the auditor services policy are reviewed by our Finance, Tax, and Internal Audit departments. Requests approved internally are aggregated and submitted to the Audit Committee in one of the following ways:

•Request for approval of services at a meeting of the Audit Committee; or

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

2.1*	Stock Purchase Agreement, dated March 28, 2019, by and among Progress Software Corporation, Ipswitch, Inc. and Roger Greene (1)
2.2	Plan of Domestication (2)
3.1	Certificate of Conversion from Non-Delaware Corporation to Delaware Corporation (3)
3.2	Certificate of Incorporation (4)
3.2.1	Certificate of Correction to Certification of Incorporation (5)
3.3	Amended and Restated By-Laws, as amended March 19, 2019 (6)
4.1	Specimen certificate for the Common Stock (7)
4.2	Description of Registered Securities (8)
10.1**	1992 Incentive and Nonqualified Stock Option Plan (9)
10.2**	1994 Stock Incentive Plan (10)
10.3**	1997 Stock Incentive Plan, as amended and restated (11)
10.4**	Form of Employee Retention and Motivation Agreement (effective prior to September 2014) (12)
10.5**	2002 Nonqualified Stock Plan, as amended and restated (13)
10.6**	2004 Inducement Stock Plan, as amended and restated (14)
10.7**	Progress Software Corporation 1991 Employee Stock Purchase Plan, as amended and restated (15)
10.8**	Progress Software Corporation 2008 Stock Option and Incentive Plan, as amended and restated (16)
10.9**	Form of Notice of Grant of Stock Options and Grant Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (17)
10.10**	Progress Software Corporation Corporate Executive Bonus Plan (18)
10.11**	Progress Software Corporation 2019 Fiscal Year Compensation Program for Non-Employee Directors (19)
10.12**	Form of Deferred Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (20)
10.13**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Initial Grant) (21)
10.14**	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Progress Software Corporation 2008 Stock Option and Incentive Plan (Annual Grant) (22)
10.15**	Form of Restricted Stock Unit Agreement under the Progress Software Corporation 2008 Stock Option and Incentive Plan (23)
10.16*
Second Amended and Restated Credit Agreement, dated as of April 30, 2019, by and among Progress Software Corporation, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, N.A. and Citizens Bank, N.A., as Syndication Agents, and Bank of America, N.A., Citibank, N.A., Silicon Valley Bank, Santander Bank, N.A. and TD Bank, N.A., as Documentation Agents, and JPMorgan Chase Bank, N.A., as Sole Bookrunner and Sole Lead Arranger (24)

10.17**	Employment Agreement, dated October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (25)
10.18**	Employee Retention and Motivation Agreement, dated as of October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (26)
10.19**	Employment Agreement, dated March 24, 2017, by and between Progress Software Corporation and Paul Jalbert (27)
10.20**	Form of Employee Retention and Motivation Agreement (effective after September 2014) (28)
10.21**	Form of Termination Letter (Executive Officers) (29)

10.22**	Form of Separation Agreement and Release (Executive Officers) (30)
21.1	List of Subsidiaries of the Registrant (31)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (32)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta (33)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Paul Jalbert (34)
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta
31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Anthony Folger
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (35)
101***
The following materials from Progress Software Corporation’s Annual Report on Form 10-K for the year ended November 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2019 and 2018, (ii) Consolidated Statements of Income for the years ended November 30, 2019, 2018 and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended November 30, 2019, 2018 and 2017, (iv) Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2019, 2018 and 2017, and (v) Consolidated Statements of Cash Flows for the years ended November 30, 2019, 2018 and 2017 (36)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 1, 2019.

(2)	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 14, 2015.

(3)	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 14, 2015.

(4)	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 14, 2015.

(5)	Incorporated by reference to Exhibit 3.2.1 to our Annual Report on Form 10-K for the year ended November 30, 2015.

(6)	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2019.

(7)	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended November 30, 2011.

(8)	Incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended November 30, 2019.

(9)	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended November 30, 2009.

(10)	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended November 30, 2009.

(11)	Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended November 30, 2012.

(12)	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(13)	Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended November 30, 2015.

(14)	Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended November 30, 2015.

(15)	Incorporated by reference to Appendix A to our definitive Proxy Statement filed April 15, 2016.

(16)	Incorporated by reference to Annex A to our definitive Proxy Statement filed May 7, 2013.

(17)	Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(18)	Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended November 30, 2012.

(19)	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2019 filed on April 5, 2019.

(20)	Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(21)	Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(22)	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended November 30, 2013.

(23)	Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended November 30, 2014.

(24)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 1, 2019.

(25)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 14, 2016.

(26)	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 14, 2016.

(27)	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2017.

(28)	Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended November 30, 2019.

(29)	Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended November 30, 2019.

(30)	Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended November 30, 2019.

(31)	Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended November 30, 2019.

(32)	Incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K for the year ended November 30, 2019.

(33)	Incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K for the year ended November 30, 2019.

(34)	Incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K for the year ended November 30, 2019.

(35)	Incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K for the year ended November 30, 2019.

(36)	Incorporated by reference to Exhibit 101 to our Annual Report on Form 10-K for the year ended November 30, 2019.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2020.

PROGRESS SOFTWARE CORPORATION

By:	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer