Form 10-Q
period 2020-02-29
PROGRESS SOFTWARE CORP /MA
filed 2020-04-07
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of March 27, 2020, there were 44,788,449 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	February 29, 2020	November 30, 2019
Assets
Current assets:
Cash and cash equivalents	$161,094	$154,259
Short-term investments	15,961	19,426
Total cash, cash equivalents and short-term investments	177,055	173,685
Accounts receivable (less allowances of $932 and $825, respectively)	62,184	72,820
Unbilled receivables and contract assets	10,908	10,880
Other current assets	24,591	27,280
Total current assets	274,738	284,665
Long-term unbilled receivables and contract assets	12,792	12,492
Property and equipment, net	29,150	29,765
Intangible assets, net	93,615	99,392
Goodwill	432,789	432,824
Deferred tax assets	17,334	18,601
Operating lease right-of-use assets	25,907	—
Other assets	3,857	3,532
Total assets	$890,182	$881,271
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, net	$12,599	$10,717
Accounts payable	10,215	10,603
Accrued compensation and related taxes	17,928	34,444
Dividends payable to shareholders	7,465	7,498
Short-term operating lease liabilities	6,601	—
Income taxes payable	1,757	1,444
Other accrued liabilities	13,108	18,685
Short-term deferred revenue	161,049	157,494
Total current liabilities	230,722	240,885
Long-term debt, net	280,382	284,002
Long-term operating lease liabilities	21,049	—
Long-term deferred revenue	19,749	19,752
Deferred tax liabilities	3	3
Other noncurrent liabilities	10,320	6,347
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 44,769,310 shares in 2020 and 45,036,441 shares in 2019	296,699	295,953
Retained earnings	64,475	64,303
Accumulated other comprehensive loss	(33,217)	(29,974)
Total shareholders’ equity	327,957	330,282
Total liabilities and shareholders’ equity	$890,182	$881,271
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	February 29, 2020	February 28, 2019
Revenue:
Software licenses	$30,629	$22,802
Maintenance and services	79,054	66,747
Total revenue	109,683	89,549
Costs of revenue:
Cost of software licenses	1,389	1,167
Cost of maintenance and services	11,851	9,439
Amortization of acquired intangibles	1,646	5,433
Total costs of revenue	14,886	16,039
Gross profit	94,797	73,510
Operating expenses:
Sales and marketing	24,198	22,323
Product development	21,654	19,890
General and administrative	12,748	12,285
Amortization of acquired intangibles	4,131	3,188
Restructuring expenses	1,040	415
Acquisition-related expenses	314	—
Total operating expenses	64,085	58,101
Income from operations	30,712	15,409
Other (expense) income:
Interest expense	(2,792)	(1,389)
Interest income and other, net	211	229
Foreign currency loss, net	(816)	(843)
Total other expense, net	(3,397)	(2,003)
Income before income taxes	27,315	13,406
Provision for income taxes	6,199	4,004
Net income	$21,116	$9,402
Earnings per share:
Basic	$0.47	$0.21
Diluted	$0.46	$0.21
Weighted average shares outstanding:
Basic	44,897	44,956
Diluted	45,515	45,286

Cash dividends declared per common share	$0.165	$0.155
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019
Net income	$21,116	$9,402
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,208)	1,479
Unrealized loss on hedging activity, net of tax benefit of $708 for the first quarter of 2020	(2,106)	—
Unrealized gain on investments, net of tax provision of $4 and $30 for the first quarter of 2020 and 2019, respectively	71	83
Total other comprehensive (loss) income, net of tax	(3,243)	1,562
Comprehensive income	$17,873	$10,964

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2019	45,037	$450	$295,503	$64,303	$(29,974)	$330,282
Issuance of stock under employee stock purchase plan	39	—	1,194	—	—	1,194
Exercise of stock options	62	1	1,940	—	—	1,941
Vesting of restricted stock units and release of deferred stock units	57	1	(1)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	—	—	(1,949)	—	—	(1,949)
Stock-based compensation	—	—	6,051	—	—	6,051
Dividends declared	—	—	—	(7,435)	—	(7,435)
Treasury stock repurchases and retirements	(426)	(4)	(6,487)	(13,509)	—	(20,000)
Net income	—	—	—	21,116	—	21,116
Other comprehensive income	—	—	—	—	(3,243)	(3,243)
Balance, February 29, 2020	44,769	$448	$296,251	$64,475	$(33,217)	$327,957

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2018	45,115	$451	$266,602	$85,125	$(28,176)	$324,002
Issuance of stock under employee stock purchase plan	38	—	997	—	—	997
Exercise of stock options	9	—	268	—	—	268
Withholding tax payments related to net issuance of restricted stock units	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	5,806	—	—	5,806
Adjustment due to adoption of ASU 2016-16	—	—	—	(3,397)	—	(3,397)
Dividends declared	—	—	—	(6,933)	—	(6,933)
Treasury stock repurchases and retirements	(688)	(5)	(1,260)	(23,735)	—	(25,000)
Net income	—	—	—	9,402	—	9,402
Other comprehensive income	—	—	—	—	1,562	1,562
Balance, February 28, 2019	44,474	$446	$272,408	$60,462	$(26,614)	$306,702

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net income	$21,116	$9,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,717	1,620
Amortization of acquired intangibles and other	5,952	8,866
Stock-based compensation	6,051	5,806
Non-cash lease expense	3,087	—
Loss on disposal of property and equipment	57	153
Deferred income taxes	1,967	(3,069)
Allowances for bad debt and sales credits	236	89
Changes in operating assets and liabilities:
Accounts receivable	9,810	3,861
Other assets	2,010	5,147
Accounts payable and accrued liabilities	(20,893)	(13,128)
Lease liabilities	(2,356)	—
Income taxes payable	373	(246)
Deferred revenue	3,889	5,943
Net cash flows from operating activities	33,016	24,444
Cash flows from investing activities:
Purchases of investments	(4,259)	(750)
Sales and maturities of investments	7,767	8,155
Purchases of property and equipment	(1,148)	(246)
Net cash flows from investing activities	2,360	7,159
Cash flows used in financing activities:
Proceeds from stock-based compensation plans	4,245	1,894
Payments for taxes related to net share settlements of equity awards	(1,949)	—
Repurchases of common stock	(20,000)	(25,000)
Dividend payments to shareholders	(7,468)	(6,992)
Payment of principal on long-term debt	(1,882)	(1,547)
Net cash flows used in financing activities	(27,054)	(31,645)
Effect of exchange rate changes on cash	(1,487)	1,432
Net increase in cash and cash equivalents	6,835	1,390
Cash and cash equivalents, beginning of period	154,259	105,126
Cash and cash equivalents, end of period	$161,094	$106,516

Condensed Consolidated Statements of Cash Flows, continued

	Three Months Ended
	February 29, 2020	February 28, 2019
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $196 in 2020 and $166 in 2019	$3,364	$1,496
Cash paid for interest	$2,588	$1,169
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$4,652	$76
Dividends declared	$7,465	$6,939
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

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019 ("Annual Report on Form 10-K for the fiscal year ended November 30, 2019").

We made no material changes in the application of our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

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

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 intends to better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. We adopted this standard at the beginning of the first quarter of fiscal year 2020; however, our existing accounting aligned with the guidance of ASU 2017-12 and therefore there was no impact to our financial statements from adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"). ASC 842 supersedes the requirements in Topic 840, Leases, and requires lessees to recognize right-of-use ("ROU") assets and liabilities for leases with lease terms of more than twelve months. The ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We adopted ASC 842 effective December 1, 2019 using the modified retrospective transition method of applying the new standard at the adoption date. Results for reporting periods beginning on or after December 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance. Disclosures required under the new standard will not be provided for dates and periods before December 1, 2019.

The new standard provided a number of optional practical expedients in transition. We elected the transition package of practical expedients available in the standard, which allowed the carry forward of historical assessments of whether a contract contains a lease, lease classification and initial direct costs. We also elected the practical expedient provided in ASC 842 to not separate lease components from non-lease components for each material underlying asset class: office leases, vehicle leases and equipment leases. For each lease, the non-lease components and related lease components are accounted for as a single lease component. Items or activities that do not transfer goods or services to the lessee, such as administrative tasks to set up the contract and reimbursement or payment of lessor costs, are not components of the contract and therefore no contract consideration is allocated to such items or activities. We did not elect the hindsight practical expedient to determine the lease term for existing leases. The adoption of the new standard also resulted in significant additional disclosures regarding our leasing activities. Refer to Note 8 for further details.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 amends Topic 350 to simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. This update requires the performance of an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance in ASU 2017-04 is required for annual reporting periods beginning after December 15, 2019, with early adoption permitted. Upon adoption, we do not expect this update to have a material effect on our consolidated financial position and results of operations.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"). The amendment changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, contract assets, held-to-maturity debt securities, loans, and other instruments. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at February 29, 2020 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$147,494	$—	$—	$147,494
Money market funds	13,600	—	—	13,600
State and municipal bond obligations	3,557	6	—	3,563
U.S. treasury bonds	5,757	48	—	5,805
Corporate bonds	6,549	44	—	6,593
Total	$176,957	$98	$—	$177,055

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2019 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$144,346	$—	$—	$144,346
Money market funds	9,913	—	—	9,913
State and municipal bond obligations	7,036	1	—	7,037
U.S. treasury bonds	7,221	10	—	7,231
Corporate bonds	5,146	12	—	5,158
Total	$173,662	$23	$—	$173,685

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	February 29, 2020		November 30, 2019
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$147,494	$—	$144,346	$—
Money market funds	13,600	—	9,913	—
State and municipal bond obligations	—	3,563	—	7,037
U.S. treasury bonds	—	5,805	—	7,231
Corporate bonds	—	6,593	—	5,158
Total	$161,094	$15,961	$154,259	$19,426

The fair value of debt securities by contractual maturity is as follows (in thousands):

	February 29, 2020	November 30, 2019
Due in one year or less	$9,515	$14,004
Due after one year (1)	6,446	5,422
Total	$15,961	$19,426

(1)
Includes state and municipal bond obligations and corporate bonds, which are securities representing investments available for current operations and are classified as current on the condensed consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of February 29, 2020 or November 30, 2019.

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

We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our condensed consolidated balance sheets. Although we have determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. As of February 29, 2020, the fair value of the hedge was a loss of $4.9 million and was included in other noncurrent liabilities on our condensed consolidated balance sheets.

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

	February 29, 2020		November 30, 2019
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$147,188	$(4,868)	$148,125	$(2,054)

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 days and two years from the date the contract was entered. At February 29, 2020 and November 30, 2019, $1.0 million and $0.1 million were recorded in other noncurrent liabilities on the condensed consolidated balance sheets, respectively. In the three months ended February 29, 2020 and February 28, 2019, realized and unrealized losses of $0.6 million and gains of $0.7 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on the condensed consolidated statements of operations. The losses and gains were substantially offset by realized and unrealized gains and losses on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	February 29, 2020		November 30, 2019
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$65,449	$(990)	$66,951	$(85)
Forward contracts to purchase U.S. dollars	1,732	(29)	1,457	5
Total	$67,181	$(1,019)	$68,408	$(80)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at February 29, 2020 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$13,600	$13,600	$—	$—
State and municipal bond obligations	3,563	—	3,563	—
U.S. treasury bonds	5,805	—	5,805	—
Corporate bonds	6,593	—	6,593	—
Liabilities
Foreign exchange derivatives	(1,019)	—	(1,019)	—
Interest rate swap	$(4,868)	$—	$(4,868)	$—

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

When developing fair value estimates, we maximize the use of observable inputs and minimize the use of unobservable inputs. When available, we use quoted market prices to measure fair value. The valuation technique used to measure fair value for our Level 1 and Level 2 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, we are required to make judgments about assumptions market participants would use to estimate the fair value of a financial instrument.

Nonrecurring Fair Value Measurements

During the fourth quarter of fiscal year 2019, certain assets were measured at fair value on a nonrecurring basis using significant unobservable inputs (Level 3). Based on the fair value measurement, we recorded a $22.7 million asset impairment charge, which was attributable to the intangible assets primarily associated with the technologies and trade names obtained in the acquisitions of DataRPM and Kinvey during the second and third quarters of fiscal year 2017, respectively.

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

We did not have any nonrecurring fair value measurements as of February 29, 2020.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	February 29, 2020			November 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$135,186	$(107,612)	$27,574	$135,186	$(105,967)	$29,219
Customer-related	134,042	(77,633)	56,409	134,042	(74,175)	59,867
Trademarks and trade names	24,740	(16,551)	8,189	24,740	(16,043)	8,697
Non-compete agreement	2,000	(557)	1,443	2,000	(391)	1,609
Total	$295,968	$(202,353)	$93,615	$295,968	$(196,576)	$99,392

In the first quarter of fiscal years 2020 and 2019, amortization expense related to intangible assets was $5.8 million and $8.6 million, respectively.

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

Future amortization expense for intangible assets as of February 29, 2020 is as follows (in thousands):

Remainder of 2020	$17,458
2021	23,117
2022	22,136
2023	21,860
2024	9,044
Total	$93,615

Goodwill

Changes in the carrying amount of goodwill in the three months ended February 29, 2020 are as follows (in thousands):

Balance, November 30, 2019	$432,824
Translation adjustments	(35)
Balance, February 29, 2020	$432,789

Changes in the goodwill balances by reportable segment in the three months ended February 29, 2020 are as follows (in thousands):

	November 30, 2019	Translation adjustments	February 29, 2020
OpenEdge	$366,819	$(35)	$366,784
Data Connectivity and Integration	19,040	—	19,040
Application Development and Deployment	46,965	—	46,965
Total goodwill	$432,824	$(35)	$432,789

During the quarter ending February 29, 2020, no triggering events occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

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

We recorded measurement period adjustments based on our ongoing valuation and purchase price allocation procedures. We are still finalizing the valuation and purchase price allocation as it relates to the net working capital amount in the table below.

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

An election was made under Section 338(h)(10) of the Internal Revenue Code to treat the transaction as the sale of all of Ipswitch's assets on the acquisition date.  As a result, the identifiable intangible assets and goodwill are deductible for tax purposes.

As previously noted, the Seller received a restricted stock award of approximately $2.0 million, subject to continued compliance with the three-year non-compete agreement. We concluded that the restricted stock award is not a compensation arrangement and we recorded the fair value of the award as an intangible asset separate from goodwill. We will recognize intangible asset amortization expense over the term of the agreement, which is 3 years. We recorded $0.2 million of amortization expense related to this restricted stock award for the three months ended February 29, 2020 in operating expenses on our condensed consolidated statement of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three months ended February 29, 2020, we incurred approximately $0.3 million of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

The operations of Ipswitch are included in our operating results as part of the OpenEdge segment from the date of acquisition. The amount of revenue of Ipswitch included in our consolidated statement of operations during the first quarter of fiscal year 2020 was approximately $15.2 million. We determined that disclosing the amount of Ipswitch related earnings included in the consolidated statements of operations is impracticable, as certain operations of Ipswitch were integrated into the operations of the Company from the date of acquisition.

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

(In thousands, except per share data)	Pro Forma Three Months Ended February 28, 2019
Revenue	$105,688
Net income	$4,438
Net income per basic share	$0.10
Net income per diluted share	$0.10

Note 7: Term Loan and Line of Credit

On April 30, 2019, we entered into an amended and restated credit agreement (the "Credit Agreement") with certain lenders (the "Lenders"), which provides for a $301.0 million secured term loan and a $100.0 million secured revolving credit facility. The revolving credit facility may be made available in U.S. Dollars and certain other currencies and may be increased by up to an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments. The revolving credit facility has sub-limits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million.

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

Interest rates for the term loan and revolving credit facility are based upon our leverage ratio and determined based on an index selected at our option. The rates range from 1.50% to 2.00% above the Eurocurrency rate for Eurocurrency-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates for those currencies. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required and ranges from 0.25% to 0.35% per annum based on our leverage ratio. The interest rate as of February 29, 2020 was 3.31%.

The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of February 29, 2020 was $295.4 million, with $13.2 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended February 29, 2020. The principal repayment amounts are in accordance with the following schedule: (i) four payments of $1.9 million each, (ii) four payments of $3.8 million each, (iii) four payments of $5.6 million each, (iv) four payments of $7.5 million each, (v) three payments of $9.4 million each, and (vi) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of February 29, 2020, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Costs incurred to obtain our long-term debt of $1.6 million, along with $1.2 million of unamortized debt issuance costs related to the previous credit agreement, are recorded as debt issuance costs as a direct deduction from the carrying value of the debt liability on our condensed consolidated balance sheets as of February 29, 2020. These costs are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to the debt issuance costs of $0.1 million for the three months ended February 29, 2020 and February 28, 2019 is recorded in interest expense on our condensed consolidated statements of operations.

Revolving loans may be borrowed, repaid, and reborrowed until April 30, 2024, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three-month interval in the case of loans with interest periods greater than three months) with respect to Eurocurrency rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of Eurocurrency rate loans. As of February 29, 2020, there were no amounts outstanding under the revolving line and $1.8 million of letters of credit.

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

As of February 29, 2020, aggregate principal payments of long-term debt for the next five years are (in thousands):

Remainder of 2020	$9,406
2021	18,813
2022	26,338
2023	33,863
2024	206,938
Total	$295,358

Note 8: Leases

In February 2016, the FASB issued ASC 842 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the guidance on December 1, 2019 using the modified retrospective method and as a result did not adjust comparative periods or modify disclosures in those comparative periods.

The new guidance provides a number of optional practical expedients in transition. The Company elected the package of practical expedients, which does not require the reassessment of prior conclusions about lease identification, lease classification and initial direct costs. Further, the Company elected the practical expedients to combine lease and non-lease components. Contracts may be comprised of lease components, non-lease components, and elements that are not components. Each lease component represents a lessee’s right to use an underlying asset in the contract if the lessee can benefit from the right-of-use of the asset either on its own or together with other readily available resources and if the right-of-use is neither highly dependent or highly interrelated with other rights-of-use. Non-lease components include items such as common area maintenance and utilities provided by the lessor. We also elected the practical expedient to not recognize right-of-use assets and lease liabilities for short-term leases. Leases with an initial term of 12 months or less are classified as short-term leases.

Consideration in the contract is comprised of any fixed payments and variable payments that depend on an index or rate. Payments in the Company's operating lease arrangements primarily consist of base office rent. In accordance with the standard, variable payments in an agreement that are not dependent on an index or rate are excluded from the calculation of ROU assets and lease liabilities. The Company makes variable payments on certain of its leases related to taxes, insurance, common area maintenance, and utilities, among other things.

The adoption of ASC 842 on December 1, 2019 resulted in the recognition of operating lease ROU assets of approximately $28.9 million and operating lease liabilities of approximately $29.9 million. The difference between the value of the ROU assets and lease liabilities is due to the reclassification of existing deferred rent, prepaid rent, and unamortized lease incentives as of December 1, 2019. Operating leases are included in ROU assets and lease liabilities on the Company’s balance sheets. ROU assets and lease liabilities are to be presented separately for operating and finance leases; however, the Company currently has no material finance leases. The adoption of ASC 842 did not have a material impact on the Company’s condensed consolidated statement of operations, consolidated statement of stockholders' equity, consolidated statement of comprehensive income (loss) or consolidated statement of cash flows. The new standard also had no impact on liquidity or the Company’s debt-covenant compliance under its current debt agreements.

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the duration of the lease term. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term. ROU assets are recorded and recognized at commencement for the lease liability amount, plus initial direct costs incurred less lease incentives received. Lease liabilities are recorded at the present value of future lease payments over the lease term at commencement. Operating leases liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in the lease contracts is not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Lease expenses relating to operating leases are recognized on a straight-line basis over the lease term.

The Company has operating leases for administrative, product development, and sales and marketing facilities, vehicles, and equipment under various non-cancelable lease agreements. The Company’s leases have remaining lease terms ranging from 1 year to 10 years. The Company’s lease terms may include options to extend or terminate the lease where it is reasonably certain that the Company will exercise those options. The Company considers several economic factors when making this determination, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of operating lease cost for the three months ended February 29, 2020 were as follows (in thousands):

Three Months Ended February 29, 2020
Lease costs under long-term operating leases	$1,958
Lease costs under short-term operating leases	45
Variable lease cost under short-term and long-term operating leases(1)	106
Operating lease right-of-use asset impairment	923
Total operating lease cost	$3,032
(1) Lease costs that are not fixed at lease commencement.

The table below presents supplemental cash flow information related to leases during the three months ended February 29, 2020 (in thousands):

Three Months Ended February 29, 2020
Cash paid for leases	$2,356
Right-of-use assets recognized for new leases and amendments (non-cash)	—

Weighted average remaining lease term in years and weighted average discount rate are as follows:

Three Months Ended February 29, 2020
Weighted average remaining lease term in years	4.81
Weighted average discount rate	2.4%

Future payments under non-cancellable leases at February 29, 2020 are as follows (in thousands):

Remainder of 2020	$5,617
2021	5,767
2022	5,212
2023	5,041
2024	4,974
Thereafter	2,684
Total lease payments	29,295
Less imputed interest(1)	(1,645)
Present value of lease liabilities	$27,650
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated as a result of a lease reassessment event.

As previously disclosed in the Company’s Form 10-K for the fiscal year ended November 30, 2019 and under the previous lease accounting standard, ASC 840, Leases, the following table summarizes the future non-cancelable minimum lease commitments (including office space, copiers, and automobiles) at November 30, 2019 (in thousands):

2020	$7,453
2021	5,711
2022	4,977
2023	5,017
2024	5,102
Thereafter	2,904
Total	$31,164

Note 9: Common Stock Repurchases

In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. We repurchased and retired 0.4 million shares of our common stock for $20.0 million in the three months ended February 29, 2020, and 0.7 million shares for $25.0 million in the three months ended February 28, 2019. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of February 29, 2020, there was $230.0 million remaining under the current authorization.

Note 10: Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards, less the present value of expected dividends when applicable, measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using the current market price of the stock, the Black-Scholes option valuation model, or the Monte Carlo Simulation valuation model.

During the first quarter of fiscal years 2018, 2019, and 2020, we granted performance-based restricted stock units that include two performance metrics under a Long-Term Incentive Plan (“LTIP”) where the performance measurement period is three years. Vesting of the LTIP awards is as follows: (i) 50% is based on our level of attainment of specified total stockholder return ("TSR") targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods, and (ii) 50% is based on achievement of a three-year cumulative performance condition (operating income). In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award, and used the closing price of our common stock on the date of grant, less the present value of expected dividends when applicable, for the portion related to the performance condition.

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

The following table provides the classification of stock-based compensation as reflected in our condensed consolidated statements of operations (in thousands):

	Three Months Ended
	February 29, 2020	February 28, 2019
Cost of maintenance and services	$319	$244
Sales and marketing	1,050	1,048
Product development	1,926	1,928
General and administrative	2,756	2,586
Total stock-based compensation	$6,051	$5,806

Note 11: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the three months ended February 29, 2020 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Investments	Unrealized Losses on Hedging Activity	Accumulated Other Comprehensive Loss
Balance, November 30, 2019	$(28,393)	$(30)	$(1,551)	$(29,974)
Other comprehensive income before reclassifications, net of tax	(1,208)	71	(2,106)	(3,243)
Balance, February 29, 2020	$(29,601)	$41	$(3,657)	$(33,217)

The tax effect on accumulated unrealized (losses) gains on investments and unrealized losses on hedging activity was $1.2 million and $0.4 million as of February 29, 2020 and November 30, 2019, respectively.

Note 12: Revenue Recognition

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

As of February 29, 2020, invoicing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2021	$10,882
2022	1,729
2023	181
Total	$12,792

Contract assets, which arise when revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation, were $0.4 million and $4.0 million as of February 29, 2020 and November 30, 2019, respectively. These amounts are included in unbilled receivables or long-term unbilled receivables on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Our deferred revenue balance is primarily made up of deferred maintenance from our OpenEdge and Application Development and Deployment segments.

As of February 29, 2020, the changes in deferred revenue were as follows (in thousands):

Balance, December 1, 2019	$177,246
Billings and other	113,235
Revenue recognized	(109,683)
Balance, February 29, 2020	$180,798

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of February 29, 2020, transaction price allocated to remaining performance obligations was $190 million. We expect to recognize approximately 88% of the revenue within the next year and the remainder thereafter.

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

Certain of our sales incentive programs do meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $1.3 million and $1.7 million as of February 29, 2020 and November 30, 2019, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 13: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2019	$196	$2,007	$2,203
Costs incurred	1,010	30	1,040
Cash disbursements	(160)	(1,269)	(1,429)
Translation adjustments and other	(24)	—	(24)
Balance, February 29, 2020	$1,022	$768	$1,790

During the fourth quarter of fiscal year 2019, we announced the reduction of our ongoing spending level within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products. This restructuring resulted in a reduction in positions primarily within the product development function. In connection with this restructuring action, during the fourth quarter of fiscal year 2019, we evaluated the ongoing value of the intangible assets primarily associated with the technologies and trade names obtained in the acquisitions of DataRPM and Kinvey. As a result, we wrote down these assets to fair value, which resulted in a $22.7 million asset impairment charge (Note 4).

Restructuring expenses are related to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation).

For the three months ended February 29, 2020, we incurred minimal expenses relating to this restructuring. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2019	$—	$1,460	$1,460
Costs incurred	—	(9)	(9)
Cash disbursements	—	(844)	(844)
Translation adjustments and other	—	—	—
Balance, February 29, 2020	$—	$607	$607

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. Accordingly, the balance of the restructuring reserve of $0.6 million is included in other accrued liabilities on the condensed consolidated balance sheet at February 29, 2020. We do not expect to incur additional material costs with respect to this restructuring.

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

For the three months ended February 29, 2020, we incurred expenses of $1.0 million relating to this restructuring. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations and include charges for the impairment of operating lease right-of-use assets of $0.9 million (Note 8).

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2019	$5	$547	$552
Costs incurred	997	39	1,036
Cash disbursements	(123)	(424)	(547)
Translation adjustments and other	(24)	—	(24)
Balance, February 29, 2020	$855	$162	$1,017

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. Accordingly, the balance of the restructuring reserve of $1.0 million is included in current liabilities on the condensed consolidated balance sheet at February 29, 2020, with $0.8 million included in short-term operating lease liabilities and $0.2 million included in other accrued liabilities.

Note 14: Income Taxes

Our income tax provision for the three months ended February 29, 2020 and February 28, 2019 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 23% in the first quarter of fiscal year 2020 compared to 30% in the first quarter of fiscal year 2019.  The primary reason for the decrease in the effective rate as compared to the prior period is that during the preparation of our financial statements for the three months ended August 31, 2019, we identified an error in our income tax provisions for the first and second quarters of fiscal year 2019 related to the tax treatment of an intercompany sale of intellectual property that occurred in fiscal year 2018. As a result of the error, income tax expense was overstated by $1.1 million and $2.5 million during the first and second quarters of fiscal year 2019, respectively. We determined that the error was not material to the first and second quarters of fiscal year 2019 and corrected the error by recording an out of period $3.6 million tax benefit in our financial statements for the period ended August 31, 2019. If the error had not occurred, the effective tax rate in the first quarter of fiscal year 2019 would have been 22%.

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

	Three Months Ended
	February 29, 2020	February 28, 2019
Net income	$21,116	$9,402
Weighted average shares outstanding	44,897	44,956
Dilutive impact from common stock equivalents	618	330
Diluted weighted average shares outstanding	45,515	45,286
Basic earnings per share	$0.47	$0.21
Diluted earnings per share	$0.46	$0.21

We excluded stock awards representing approximately 661,000 shares and 911,000 shares of common stock from the calculation of diluted earnings per share in the three months ended February 29, 2020 and February 28, 2019, respectively, because these awards were anti-dilutive.

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

The following table provides revenue and contribution margin from our reportable segments and reconciles to the consolidated income from continuing operations before income taxes:

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019
Segment revenue:
OpenEdge	$77,079	$65,252
Data Connectivity and Integration	13,685	6,000
Application Development and Deployment	18,919	18,297
Total revenue	109,683	89,549
Segment costs of revenue and operating expenses:
OpenEdge	19,750	18,315
Data Connectivity and Integration	2,680	1,500
Application Development and Deployment	7,288	5,427
Total costs of revenue and operating expenses	29,718	25,242
Segment contribution margin:
OpenEdge	57,329	46,937
Data Connectivity and Integration	11,005	4,500
Application Development and Deployment	11,631	12,870
Total contribution margin	79,965	64,307
Other unallocated expenses(1)	49,253	48,898
Income from operations	30,712	15,409
Other expense, net	(3,397)	(2,003)
Income before income taxes	$27,315	$13,406
(1)The following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: certain product development and corporate sales and marketing expenses, customer support, administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition-related expenses.

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019
Performance obligations transferred at a point in time:
Software licenses	$30,629	$22,802
Performance obligations transferred over time:
Maintenance	70,056	59,999
Services	8,998	6,748
Total revenue	$109,683	$89,549

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

	Three Months Ended
(In thousands)	February 29, 2020		February 28, 2019
North America	$65,413	59%	$46,498	52%
EMEA	34,988	32%	33,372	37%
Latin America	4,000	4%	4,461	5%
Asia Pacific	5,282	5%	5,218	6%
Total revenue	$109,683	100%	$89,549	100%

No single customer, partner, or country outside of the U.S. has accounted for more than 10% of our total revenue for the three months ended February 29, 2020 and February 28, 2019. As of February 29, 2020 and November 30, 2019, no individual customer accounted for 10% or more of our net accounts receivable balance. As of February 29, 2020 and November 30, 2019, no individual foreign country accounted for 10% or more of total consolidated assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with GAAP. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates. The most significant estimates relate to: the timing and amounts of revenue recognition, including the determination of the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and the transaction price allocated to performance obligations; the realization of tax assets and estimates of tax liabilities; fair values of investments in marketable securities; assets held for sale; intangible assets and goodwill valuations; the recognition and disclosure of contingent liabilities; the collectability of accounts receivable; and assumptions used to determine the fair value of stock-based compensation. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “believe,” “may,” “could,” “would,” “might,” “should,” “expect,” “intend,” “plan,” “target,” “anticipate” and “continue,” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are a number of factors that could cause actual results or future events to differ materially from those anticipated by the forward-looking statements, including, without limitation: (1) Economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price. (2) We may fail to achieve our financial forecasts due to such factors as delays or size reductions in transactions, fewer large transactions in a particular quarter, fluctuations in currency exchange rates, or a decline in our renewal rates for contracts. (3) Our ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy, may not be successful. (4) If we are unable to develop new or sufficiently differentiated products and services, or to enhance and improve our existing products and services in a timely manner to meet market demand, partners and customers may not purchase new software licenses or subscriptions or purchase or renew support contracts. (5) We depend upon our extensive partner channel and we may not be successful in retaining or expanding our relationships with channel partners. (6) Our international sales and operations subject us to additional risks that can adversely affect our operating results, including risks relating to foreign currency gains and losses. (7) If the security measures for our software, services or other offerings are compromised or subject to a successful cyber-attack, or if such offerings contain significant coding or configuration errors, we may experience reputational harm, legal claims and financial exposure. (8) We have made acquisitions, and may make acquisitions in the future, and those acquisitions may not be successful, may involve unanticipated costs or other integration issues or may disrupt our existing operations. (9) The coronavirus disease (COVID-19) outbreak and the impact it could have on our employees, customers, partners, and the global financial markets could adversely affect our business, results of operations and financial condition. (10) Those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to be spread throughout the U.S. and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our customers and partners, and will impact our business and consolidated results of operations and could impact our financial condition in the future. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers and partners and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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

•	our leading UI development tools, which enable organizations to easily build engaging user interfaces for any device or front end;

•	our data connectivity and integration offerings;

•	our business logic and rules offerings;

•	our secure file transfer solutions, which provide secure collaboration and automated file transfers of sensitive data and advanced workflow automation offerings;

•	our network management offerings, which enable small and medium-sized businesses to monitor and manage their IT infrastructure and applications; and

•	web content management for delivering personalized and engaging digital experiences.

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

In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. We repurchased and retired 0.4 million shares of our common stock for $20.0 million in the three months ended February 29, 2020. The shares were repurchased as part of our Board of Directors authorized share repurchase program. As of February 29, 2020, there was $230.0 million remaining under the current authorization.

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

On January 8, 2020, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock that was paid on March 16, 2020 to stockholders of record as of the close of business on March 2, 2020. On March 18, 2020, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock that will be paid on June 15, 2020 to shareholders of record as of the close of business on June 1, 2020. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy.

In furtherance of our acquisition strategy, on April 30, 2019, we acquired all of the outstanding equity interests of Ipswitch, a provider of award-winning and easy-to-use secure data file transfer and network management software, for an aggregate purchase price of approximately $225.0 million.

We expect to continue to evaluate possible acquisitions and other strategic transactions designed to expand our business. As a result, our expected uses of cash could change, our cash position could be reduced and we may incur additional debt obligations to the extent we complete additional acquisitions. However, we believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our foreseeable cash requirements, including quarterly cash dividends and stock repurchases to Progress stockholders, as applicable, through at least the next twelve months. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business are expected to evolve rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. With the global economic uncertainty created by COVID-19, beginning in March 2020, the value of the U.S. dollar has strengthened in comparison to certain foreign currencies, including in Europe, and is expected to remain strong in comparison to foreign currencies in fiscal year 2020. Since approximately one-third of our revenue is denominated in foreign currency, our revenue results in fiscal year 2020 are expected to be impacted by fluctuations in foreign currency exchange rates.

On September 26, 2019, we announced that we are reducing our current and ongoing investment levels within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products. Accordingly, our fiscal fourth quarter of 2019 results include a restructuring charge of $2.5 million. This restructuring charge relates to employee costs, including severance, health benefits and outplacement services (but excluding stock-based compensation) incurred as a part of the reduction in the investment. In connection with this restructuring action, during the fiscal fourth quarter of 2019, we evaluated the ongoing value of the intangible assets primarily associated with the technologies and trade names obtained in the acquisitions of DataRPM and Kinvey. As a result of this evaluation, we wrote down these assets to fair value, which resulted in a $22.7 million asset impairment charge during the fiscal fourth quarter of 2019.

Results of Operations

Our results of operations in the first quarter of fiscal year 2020 were not materially affected by COVID-19.

Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2020	February 28, 2019	As Reported	Constant Currency
Revenue	$109,683	$89,549	22%	23%

Total revenue increased compared to the same quarter last year primarily due to our acquisition of Ipswitch and an increase in license sales in our Data Connectivity and Integration segment. Ipswitch revenue was $15.2 million in our first fiscal quarter of 2020.

License Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2020	February 28, 2019	As Reported	Constant Currency
License	$30,629	$22,802	34%	35%
As a percentage of total revenue	28%	25%

Software license revenue increased compared to the same period last year primarily due to an increase in license sales in our Data Connectivity and Integration segment and our acquisition of Ipswitch.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2020	February 28, 2019	As Reported	Constant Currency
Maintenance	$70,056	$59,999	17%	18%
As a percentage of total revenue	64%	67%
Services	8,998	6,748	33%	34%
As a percentage of total revenue	8%	8%
Total maintenance and services revenue	$79,054	$66,747	18%	19%
As a percentage of total revenue	72%	75%

Maintenance and services revenue both increased compared to the same quarter last year due to our acquisition of Ipswitch. The increase in services revenue was also driven by our Application Development and Deployment segment.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2020	February 28, 2019	As Reported	Constant Currency
North America	$65,413	$46,498	41%	39%
As a percentage of total revenue	59%	52%
EMEA	$34,988	$33,372	5%	8%
As a percentage of total revenue	32%	37%
Latin America	$4,000	$4,461	(10)%	(3)%
As a percentage of total revenue	4%	5%
Asia Pacific	$5,282	$5,218	1%	7%
As a percentage of total revenue	5%	6%

Total revenue generated in North America increased $18.9 million, primarily due to our acquisition of Ipswitch and higher license revenue generated by our Data Connectivity and Integration segment. The increase in revenue generated in EMEA was also due to our acquisition of Ipswitch, partially offset by lower license revenue generated by our Data Connectivity and Integration segment. Revenue in Latin America decreased primarily due to a decrease in OpenEdge license sales.

In our first fiscal quarter of 2020, revenue generated in markets outside North America represented 41% of total revenue compared to 42% of total revenue in constant currency and 48% of total revenue in the same period last year.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	February 29, 2020	February 28, 2019	As Reported	Constant Currency
OpenEdge segment	$77,079	$65,252	18%	19%
Data Connectivity and Integration segment	13,685	6,000	128%	128%
Application Development and Deployment segment	18,919	18,297	3%	3%
Total revenue	$109,683	$89,549	22%	23%

Revenue in our OpenEdge segment increased primarily due to our acquisition of Ipswitch. Data Connectivity and Integration revenue increased due to the timing of term license renewals by certain of our OEM partners. Application Development and Deployment revenue increased primarily due to higher professional services revenue.

Cost of Software Licenses

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Percentage Change
Cost of software licenses	$1,389	$1,167	19%
As a percentage of software license revenue	5%	5%
As a percentage of total revenue	1%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication and packaging. The year over year increase is due to our acquisition of Ipswitch.

Cost of Maintenance and Services

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Percentage Change
Cost of maintenance and services	$11,851	$9,439	26%
As a percentage of maintenance and services revenue	15%	14%
As a percentage of total revenue	11%	11%

Cost of maintenance and services consists primarily of the costs of providing customer support, consulting, and education. The year over year increase is primarily due to increased headcount resulting from our acquisition of Ipswitch.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Percentage Change
Amortization of acquired intangibles	$1,646	$5,433	(70)%
As a percentage of total revenue	2%	6%

Amortization of acquired intangibles included in costs of revenue is primarily comprised of technology-related intangible assets obtained in business combinations. The year over year decrease is due to certain intangible assets being fully amortized and the impairment of intangible assets recorded in the fourth fiscal quarter of 2019 associated with the technology of our Kinvey and DataRPM acquisitions.

Gross Profit

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Percentage Change
Gross profit	$94,797	$73,510	29%
As a percentage of total revenue	86%	82%

Our gross profit increased primarily due to the increases in license and maintenance revenue and the decrease in the amortization of acquired intangibles, offset slightly by the increase of cost of maintenance and services, each as described above.

Sales and Marketing

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Percentage Change
Sales and marketing	$24,198	$22,323	8%
As a percentage of total revenue	22%	25%

Sales and marketing expenses increased year over year primarily due to higher compensation-related costs as a result of increased headcount from our acquisition of Ipswitch.

Product Development

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Percentage Change
Product development	$21,654	$19,890	9%
As a percentage of total revenue	20%	22%

Product development expenses increased year over year primarily due to higher compensation-related costs as a result of increased headcount from our acquisition of Ipswitch.

General and Administrative

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Percentage Change
General and administrative	$12,748	$12,285	4%
As a percentage of total revenue	12%	14%

General and administrative expenses include the costs of our finance, human resources, legal, information systems, and administrative departments. General and administrative expenses increased primarily due to higher headcount-related costs and stock-based compensation expense compared to the same quarter last year.

Amortization of Acquired Intangibles

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Percentage Change
Amortization of acquired intangibles	$4,131	$3,188	30%
As a percentage of total revenue	4%	4%

Amortization of acquired intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of acquired intangibles increased year over year due to the addition of intangible assets obtained in connection with our acquisition of Ipswitch, partially offset by the completion and impairment of amortization of certain intangible assets, as discussed above.

Restructuring Expenses

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Percentage Change
Restructuring expenses	$1,040	$415	151%
As a percentage of total revenue	1%	—%

Restructuring expenses recorded in the first fiscal quarter of 2020 relate to the restructuring activities that occurred in fiscal years 2019 and 2017. See Note 13 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Percentage Change
Acquisition-related expenses	$314	$—	100%
As a percentage of total revenue	—%	—%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses in the first quarter of fiscal year 2020 and 2019 were minimal.

Income from Operations

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Percentage Change
Income from operations	$30,712	$15,409	99%
As a percentage of total revenue	28%	17%

Income from operations increased year over year due to an increase in revenue and a decrease in costs of revenue, partially offset by an increase in operating expenses as shown above. This increase was also partially offset by higher restructuring expenses in the first fiscal quarter of 2020.

Income from Operations by Segment

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Percentage Change
OpenEdge segment	$57,329	$46,937	22%
Data Connectivity and Integration segment	11,005	4,500	145%
Application Development and Deployment segment	11,631	12,870	(10)%
Other unallocated expenses	(49,253)	(48,898)	1%
Income from operations	$30,712	$15,409	99%

Note that the following expenses are not allocated to our segments as we manage and report our business in these functional areas on a consolidated basis only: certain product development and corporate sales and marketing expenses, customer support, administration, amortization of acquired intangibles, stock-based compensation, restructuring, and acquisition-related expenses.

Other (Expense) Income, net

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Percentage Change
Interest expense	$(2,792)	$(1,389)	(101)%
Interest income and other, net	211	229	(8)%
Foreign currency (loss) gain, net	(816)	(843)	3%
Total other (expense) income, net	$(3,397)	$(2,003)	(70)%
As a percentage of total revenue	(3)%	(2)%

Other expense, net increased year over year due to an increase in interest expense. The change in interest expense is a result of an increase in the principal balance of our debt, which was used to fund the Ipswitch acquisition.

Provision for Income Taxes

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Percentage Change
Provision for income taxes	$6,199	$4,004	55%
As a percentage of total revenue	6%	4%

Our effective tax rate was 23% in the first fiscal quarter of 2020 compared to 30% in the first fiscal quarter of 2019. The primary reason for the decrease in effective rate is that during the preparation of our financial statements for the three months ended August 31, 2019, we identified an error in our income tax provisions for the first and second quarters of fiscal year 2019 related to the tax treatment of an intercompany sale of intellectual property that occurred in fiscal year 2018. As a result of the error, income tax expense was overstated by $1.1 million and $2.5 million during the first and second quarters of fiscal year 2019, respectively. We determined that the error was not material to the first and second quarters of fiscal year 2019 and corrected the error by recording an out of period $3.6 million tax benefit in our financial statements for the period ended August 31, 2019. If the error had not occurred, the effective tax rate in the first quarter of fiscal year 2019 would have been 22%.

Net Income

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019	Percentage Change
Net income	$21,116	$9,402	125%
As a percentage of total revenue	19%	10%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	February 29, 2020	November 30, 2019
Cash and cash equivalents	$161,094	$154,259
Short-term investments	15,961	19,426
Total cash, cash equivalents and short-term investments	$177,055	$173,685

The increase in cash, cash equivalents and short-term investments was due to cash inflows from operations of $33.0 million and $2.3 million in proceeds from common stock (net of $1.9 million in withholding tax payments related to net issuance of restricted stock units). These cash inflows were partially offset by repurchases of common stock of $20.0 million, dividend payments of $7.5 million, scheduled payments of debt obligations in the amount of $1.9 million, payments of capital expenditures of $1.1 million, and the negative effect of exchange rate changes on cash of $1.5 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents, and short-term investments.

As of February 29, 2020, $27.2 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. We repurchased and retired 0.4 million shares of our common stock for $20.0 million in the three months ended February 29, 2020 and 0.7 million shares for $25.0 million in the three months ended February 28, 2019. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of February 29, 2020, there was $230.0 million remaining under the current authorization.

Dividends

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. In September 2018, the quarterly cash dividend was increased to $0.155 per share of common stock. On September 24, 2019, our Board of Directors approved an additional increase to our quarterly cash dividend from $0.155 to $0.165 per share of common stock. On January 8, 2020, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock that was paid on March 16, 2020 to stockholders of record as of the close of business on March 2, 2020. On March 18, 2020, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock that will be paid on June 15, 2020 to shareholders of record as of the close of business on June 1, 2020.

Restructuring Activities

During the second quarter of fiscal year 2019, we restructured our operations in connection with the acquisition of Ipswitch. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Ipswitch. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2020, but we do not expect these costs to be material. For the three months ended February 29, 2020, we incurred expenses of $1.0 million in connection with the restructuring, which are recorded as restructuring expenses in the consolidated statements of operations. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. We do not expect to incur additional material costs with respect to this restructuring.

During the fourth quarter of fiscal year 2019, we announced the reduction of our current and ongoing investment level within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products. This restructuring resulted in a reduction in positions primarily within the sales and product development functions. For the three months ended February 29, 2020, we incurred minimal expenses in connection with the restructuring, which are recorded as restructuring expenses in the consolidated statements of operations. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. We do not expect to incur additional material costs with respect to this restructuring.

Credit Facility

Our credit agreement provides for a $301.0 million secured term loan and a $100.0 million secured revolving credit facility. The revolving credit facility may be made available in U.S. Dollars and certain other currencies and may be increased by up to an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments. The revolving credit facility has sub-limits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving credit facility for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of February 29, 2020 was $295.4 million, with $13.2 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended August 31, 2019. The principal repayment amounts are in accordance with the following schedule: (i) four payments of $1.9 million each, (ii) four payments of $3.8 million each, (iii) four payments of $5.6 million each, (iv) four payments of $7.5 million each, (v) three payments of $9.4 million each, and (vi) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date.

The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. The interest rate of the credit facility as of February 29, 2020 was 3.31%.

Revolving loans may be borrowed, repaid, and reborrowed until April 30, 2024, at which time all amounts outstanding must be repaid. As of February 29, 2020, there were no amounts outstanding under the revolving line and $1.8 million of letters of credit.

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these financial covenants as of February 29, 2020.

Cash Flows from Operating Activities

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019
Net income	$21,116	$9,402
Non-cash reconciling items included in net income	19,067	13,465
Changes in operating assets and liabilities	(7,167)	1,577
Net cash flows from operating activities	$33,016	$24,444

The year over year increase in cash generated from operations was primarily due to higher operating income. Our gross accounts receivable as of February 29, 2020 decreased by $10.5 million from the end of fiscal year 2019 and our days sales outstanding (DSO) in accounts receivable decreased to 49 days from 56 days in the fiscal first quarter of 2019 due to the timing of billings and collections.

Cash Flows from Investing Activities

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019
Net investment activity	$3,508	$7,405
Purchases of property and equipment	(1,148)	(246)
Net cash flows from investing activities	$2,360	$7,159

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. In addition, we purchased $1.1 million of property and equipment in the first three months of fiscal year 2020, as compared to $0.2 million in the first three months of fiscal year 2019.

Cash Flows used in Financing Activities

	Three Months Ended
(In thousands)	February 29, 2020	February 28, 2019
Proceeds from stock-based compensation plans	$2,296	$1,894
Repurchases of common stock	(20,000)	(25,000)
Payment of principal on long-term debt	(1,882)	(1,547)
Dividend payments to shareholders	(7,468)	(6,992)
Net cash flows used in financing activities	$(27,054)	$(31,645)

During the first three months of fiscal year 2020, we received $2.3 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $1.9 million in the first three months of fiscal year 2019. We also repurchased $20.0 million of our common stock under our share repurchase plan compared to $25.0 million in the same period of the prior year. In addition, we made dividend payments of $7.5 million to our shareholders during the first three months of fiscal year 2020, as compared to $7.0 million in the first three months of fiscal year 2019. We also made principal payments of our long-term debt of $1.9 million in the first three months of fiscal year 2020 as compared to $1.5 million in the first three months of fiscal year 2019.

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

We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business are expected to evolve rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

Legal and Other Regulatory Matters

See discussion regarding legal and other regulatory matters in Part II, Item 1. Legal Proceedings.

Off-Balance Sheet Arrangements

We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

There have been no material changes to our contractual obligations disclosed in tabular format in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal year 2020, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for our fiscal year ended November 30, 2019 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended February 29, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our agreements and properly assessed the impact of ASC 842 on our financial statements to facilitate our adoption of it on December 1, 2019. There were no material changes to our internal control over financial reporting due to the adoption of ASC 842.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. The risks discussed below could materially affect our business, financial condition and future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

*Our business and results of operations will be, and our financial condition may be, impacted by the outbreak of COVID-19 and such impact could be materially adverse. The global spread of the novel coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations, and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

•	the duration and scope of the pandemic;

•	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;

•	the actions taken in response to economic disruption;

•	the impact of business disruptions on our customers and partners and the resulting impact on their demand for our products and services;

•	the increase in business failures among small- and mid-sized business that we serve;

•	our customers’ and partners’ ability to pay for our products and services; and

•	our ability to provide our products and services, including as a result of our employees working remotely and/or closures of offices and facilities.

Any of these factors could cause or contribute to the risks and uncertainties identified in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019 and could materially adversely affect our business, financial condition and results of operations.

*Our revenue and quarterly results may fluctuate, which could adversely affect our stock price. We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include:

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

•	budgeting cycles of customers;

•	mix of distribution channels;

•	mix of products and services sold;

•	mix of international and North American revenues;

•	fluctuations in currency exchange rates;

•	changes in the level of operating expenses;

•	changes in management;

•	restructuring programs;

•	changes in our sales force;

•	completion or announcement of acquisitions by us or our competitors;

•	integration of acquired businesses;

•	customer order deferrals in anticipation of new products announced by us or our competitors;

•	general economic conditions in regions in which we conduct business; and

•	other factors such as political unrest, terrorist attacks, other hostilities, natural disasters, and potential public health crises, such as the COVID-19.

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

*Our international operations expose us to additional risks, and changes in global economic and political conditions could adversely affect our international operations, our revenue and our net income. Approximately 45% of our total revenue is generated from sales outside North America. Political and/or financial instability, oil price shocks and armed conflict in various regions of the world can lead to economic uncertainty and may adversely impact our business. For example, the announcement of the Referendum of the United Kingdom’s (the "U.K.") Membership of the European Union ("E.U.") (referred to as "Brexit"), advising for the exit of the U.K. from the E.U., has led to significant, continuing volatility in global stock markets and currency exchange rate fluctuations. If customers’ buying patterns, decision-making processes, timing of expected deliveries and timing of new projects unfavorably change due to economic or political conditions, there would be a material adverse effect on our business, financial condition and operating results.

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

In addition, our business could be adversely affected by regional or global health crises, including an outbreak of contagious disease such as COVID-19. A significant outbreak of contagious diseases and other adverse public health developments, or the fear of such events that results in a widespread health crisis could adversely affect global supply chains and the economies and financial markets of many countries. Any prolonged economic disruption could affect demand for our products and services and adversely impact our results of operations and financial condition. The full impact of the coronavirus outbreak is unknown at this time. We continue to monitor developments and the potential effect on our business.

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

*Our customers and partners may delay the payment or fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment. We typically enter into non-cancelable arrangements with our customers and partners. If customers and partners delay the payment or fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Furthermore, some of our customers and partners may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow. The recent and ongoing global COVID-19 pandemic may also increase the likelihood of these risks.

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

*If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may cause a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the first quarter of fiscal year 2020 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 2019	—	$—	—	$75,000
January 2020	425,328	47.00	425,328	230,000
February 2020	—	—	—	230,000
Total	425,328	$47.00	425,328	$230,000

(1)
In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. As of February 29, 2020, there was $230.0 million remaining under this authorization.

Item 5. Other Information

On March 18, 2020, the Board of Directors adopted the 2020 Fiscal Year Compensation Program for Non-Employee Directors (the “2020 Plan”), which provides for the payment of cash and equity compensation to non-employee members of our Board of Directors in connection with their service to Progress. Except as described below, the 2020 Plan is identical to the compensation plan applicable to directors in 2019.

Under the 2020 Plan, our non-employee directors will be paid an annual retainer of $250,000. This annual retainer will be paid $50,000 in cash and $200,000 in equity (with the equity paid in the form of deferred stock units which convert to shares of common stock only upon a change in control of the Company or the cessation of service on the Board of Directors). The non-executive Chairman of the Board will be paid an additional cash retainer of $50,000. These retainers are the same as the plan applicable to directors in 2019.

With respect to service on the committees of our Board of Directors, the following fees will be paid:

•	Audit Committee - $25,000 for the Chairman and $20,000 for the other members (unchanged);

•	Compensation Committee - $25,000 for the Chairman and $15,000 for the other members (unchanged);

•	Nominating and Corporate Governance Committee - $12,500 for the Chairman and $10,000 for the other members (unchanged); and

•	Mergers and Acquisitions Committee - $25,000 for the Chairman and $15,000 for the other members (previously $12,500 for the Chairman and $10,000 for the other members).

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1*†	2020 Fiscal Year Compensation Program for Non-Employee Directors

10.2†
Employment Agreement, dated January 16, 2020, by and between Progress Software Corporation and Anthony Folger (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 17 , 2020)

10.3†
Employee Retention and Motivation Agreement, effective January 31, 2020, by and between Progress Software Corporation and Anthony Folger (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 17 , 2020)

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101*
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 29, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 29, 2020 and November 30, 2019; (ii) Condensed Consolidated Statements of Income for the three months ended February 29, 2020 and February 28, 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 29, 2020 and February 28, 2019; (iv) Condensed Consolidated Statements of Shareholders' Equity for the three months ended February 29, 2020 and February 28, 2019; (v) Condensed Consolidated Statements of Cash Flows for the three months ended February 29, 2020 and February 28, 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Indicates management compensatory plan, contract, or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	April 7, 2020	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 7, 2020	/s/ ANTHONY FOLGER
Anthony Folger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)