Form 10-Q
period 2020-05-31
PROGRESS SOFTWARE CORP /MA
filed 2020-07-08
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of June 26, 2020, there were 45,035,856 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	May 31, 2020	November 30, 2019
Assets
Current assets:
Cash and cash equivalents	$193,222	$154,259
Short-term investments	10,423	19,426
Total cash, cash equivalents and short-term investments	203,645	173,685
Accounts receivable (less allowances of $881 and $825, respectively)	54,527	72,820
Unbilled receivables and contract assets	12,540	10,880
Other current assets	20,686	27,280
Total current assets	291,398	284,665
Long-term unbilled receivables and contract assets	10,194	12,492
Property and equipment, net	27,693	29,765
Intangible assets, net	87,774	99,392
Goodwill	431,869	432,824
Deferred tax assets	17,995	18,601
Operating lease right-of-use assets	24,681	—
Other assets	3,998	3,532
Total assets	$895,602	$881,271
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, net	$14,480	$10,717
Accounts payable	8,815	10,603
Accrued compensation and related taxes	21,549	34,444
Dividends payable to shareholders	7,539	7,498
Short-term operating lease liabilities	6,618	—
Income taxes payable	2,443	1,444
Other accrued liabilities	10,179	18,685
Short-term deferred revenue	153,549	157,494
Total current liabilities	225,172	240,885
Long-term debt, net	276,762	284,002
Long-term operating lease liabilities	19,896	—
Long-term deferred revenue	19,741	19,752
Other noncurrent liabilities	14,070	6,350
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 45,033,417 shares in 2020 and 45,036,441 shares in 2019	304,282	295,953
Retained earnings	73,923	64,303
Accumulated other comprehensive loss	(38,244)	(29,974)
Total shareholders’ equity	339,961	330,282
Total liabilities and shareholders’ equity	$895,602	$881,271
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Revenue:
Software licenses	$19,663	$29,728	$50,292	$52,530
Maintenance and services	80,720	70,267	159,774	137,014
Total revenue	100,383	99,995	210,066	189,544
Costs of revenue:
Cost of software licenses	810	925	2,199	2,092
Cost of maintenance and services	11,785	10,580	23,636	20,019
Amortization of acquired intangibles	1,664	6,106	3,310	11,539
Total costs of revenue	14,259	17,611	29,145	33,650
Gross profit	86,124	82,384	180,921	155,894
Operating expenses:
Sales and marketing	21,716	24,832	45,914	47,155
Product development	21,787	21,688	43,441	41,578
General and administrative	12,440	12,654	25,188	24,939
Amortization of acquired intangibles	4,177	4,585	8,308	7,773
Restructuring expenses	695	2,777	1,735	3,192
Acquisition-related expenses	—	1,107	314	1,107
Total operating expenses	60,815	67,643	124,900	125,744
Income from operations	25,309	14,741	56,021	30,150
Other (expense) income:
Interest expense	(2,598)	(2,210)	(5,390)	(3,599)
Interest income and other, net	122	344	333	573
Foreign currency loss, net	(371)	(451)	(1,187)	(1,294)
Total other expense, net	(2,847)	(2,317)	(6,244)	(4,320)
Income before income taxes	22,462	12,424	49,777	25,830
Provision for income taxes	5,494	4,243	11,693	8,247
Net income	$16,968	$8,181	$38,084	$17,583
Earnings per share:
Basic	$0.38	$0.18	$0.85	$0.39
Diluted	$0.37	$0.18	$0.84	$0.39
Weighted average shares outstanding:
Basic	44,889	44,611	44,893	44,784
Diluted	45,267	45,287	45,391	45,287

Cash dividends declared per common share	$0.165	$0.155	$0.330	$0.310
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net income	$16,968	$8,181	$38,084	$17,583
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,982)	(2,030)	(4,190)	(551)
Unrealized loss on hedging activity, net of tax benefit of $760 and $1,468 for the second quarter and first six months of 2020, respectively	(2,058)	—	(4,164)	—
Unrealized gain on investments, net of tax provision of $41 and $45 for the second quarter and first six months of 2020, respectively, and $18 and $48 for the second quarter and first six months of 2019, respectively	13	54	84	137
Total other comprehensive loss, net of tax	(5,027)	(1,976)	(8,270)	(414)
Comprehensive income	$11,941	$6,205	$29,814	$17,169

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Shareholders’ Equity

	Six Months Ended May 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2019	45,037	$450	$295,503	$64,303	$(29,974)	$330,282
Issuance of stock under employee stock purchase plan	124	1	3,512	—	—	3,513
Exercise of stock options	113	1	3,527	—	—	3,528
Vesting of restricted stock units and release of deferred stock units	185	2	(2)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	—	—	(3,895)	—	—	(3,895)
Stock-based compensation	—	—	11,674	—	—	11,674
Dividends declared	—	—	—	(14,955)	—	(14,955)
Treasury stock repurchases and retirements	(426)	(4)	(6,487)	(13,509)	—	(20,000)
Net income	—	—	—	38,084	—	38,084
Other comprehensive loss	—	—	—	—	(8,270)	(8,270)
Balance, May 31, 2020	45,033	$450	$303,832	$73,923	$(38,244)	$339,961

	Three Months Ended May 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2020	44,769	$448	$296,251	$64,475	$(33,217)	$327,957
Issuance of stock under employee stock purchase plan	85	1	2,318	—	—	2,319
Exercise of stock options	51	—	1,587	—	—	1,587
Vesting of restricted stock units and release of deferred stock units	128	1	(1)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	—	—	(1,946)	—	—	(1,946)
Stock-based compensation	—	—	5,623	—	—	5,623
Dividends declared	—	—	—	(7,520)	—	(7,520)
Net income	—	—	—	16,968	—	16,968
Other comprehensive loss	—	—	—	—	(5,027)	(5,027)
Balance, May 31, 2020	45,033	$450	$303,832	$73,923	$(38,244)	$339,961

Condensed Consolidated Statements of Shareholders’ Equity (cont.)

	Six Months Ended May 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2018	45,115	$451	$266,602	$85,125	$(28,176)	$324,002
Issuance of stock under employee stock purchase plan	99	1	2,802	—	—	2,803
Exercise of stock options	44	—	1,317	—	—	1,317
Vesting of restricted stock units and release of deferred stock units	146	1	(1)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(37)	—	(1,637)	—	—	(1,637)
Stock-based compensation	—	—	11,922	—	—	11,922
Issuance of shares related to non-compete agreement (Note 6)	44	—	2,000	—	—	2,000
Adjustment due to adoption of ASU 2016-09	—	—	—	(3,397)	—	(3,397)
Dividends declared	—	—	—	(13,832)	—	(13,832)
Treasury stock repurchases and retirements	(688)	(5)	(1,260)	(23,735)	—	(25,000)
Net income	—	—	—	17,583	—	17,583
Other comprehensive income	—	—	—	—	(414)	(414)
Balance, May 31, 2019	44,723	$448	$281,745	$61,744	$(28,590)	$315,347

	Three Months Ended May 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2019	44,474	$446	$272,408	$60,462	$(26,614)	$306,702
Issuance of stock under employee stock purchase plan	61	1	1,805	—	—	1,806
Exercise of stock options	35	—	1,049	—	—	1,049
Vesting of restricted stock units and release of deferred stock units	146	1	(1)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(37)	—	(1,632)	—	—	(1,632)
Stock-based compensation	—	—	6,116	—	—	6,116
Issuance of shares related to non-compete agreement (Note 6)	44	—	2,000			2,000
Dividends declared	—	—	—	(6,899)	—	(6,899)
Net income	—	—	—	8,181	—	8,181
Other comprehensive income	—	—	—	—	(1,976)	(1,976)
Balance, May 31, 2019	44,723	$448	$281,745	$61,744	$(28,590)	$315,347

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019
Cash flows from operating activities:
Net income	$38,084	$17,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,248	3,438
Amortization of acquired intangibles and other	11,993	19,900
Stock-based compensation	11,674	11,922
Non-cash lease expense	4,907	—
Loss on disposal of property and equipment	531	(18)
Deferred income taxes	1,944	(6,707)
Allowances for bad debt and sales credits	274	287
Changes in operating assets and liabilities:
Accounts receivable	18,369	10,859
Other assets	4,968	7,722
Accounts payable and accrued liabilities	(18,664)	(4,627)
Lease liabilities	(4,076)	—
Income taxes payable	940	1,937
Deferred revenue	(3,219)	2,822
Net cash flows from operating activities	70,973	65,118
Cash flows from (used in) investing activities:
Purchases of investments	(5,009)	(5,750)
Sales and maturities of investments	14,051	14,709
Purchases of property and equipment	(1,757)	(1,080)
Payments for acquisitions, net of cash acquired	—	(225,298)
Proceeds from sale of property, plant and equipment, net	—	6,146
Net cash flows from (used in) investing activities	7,285	(211,273)
Cash flows (used in) from financing activities:
Proceeds from stock-based compensation plans	7,308	4,303
Payments for taxes related to net share settlements of equity awards	(3,895)	(1,637)
Repurchases of common stock	(20,000)	(25,000)
Dividend payments to shareholders	(14,906)	(13,886)
Proceeds from the issuance of debt	—	184,984
Payment of principle on long-term debt	(3,762)	(1,547)
Payment of issuance costs for long-term debt	—	(1,611)
Net cash flows (used in) from financing activities	(35,255)	145,606
Effect of exchange rate changes on cash	(4,040)	(1,328)
Net increase (decrease) in cash and cash equivalents	38,963	(1,877)
Cash and cash equivalents, beginning of period	154,259	105,126
Cash and cash equivalents, end of period	$193,222	$103,249

Condensed Consolidated Statements of Cash Flows, continued

	Six Months Ended
	May 31, 2020	May 31, 2019
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $239 in 2020 and $176 in 2019	$4,587	$4,242
Cash paid for interest	$4,898	$2,990
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$12,090	$8,063
Dividends declared	$7,539	$6,944
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

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at May 31, 2020 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$187,573	$—	$—	$187,573
Money market funds	5,649	—	—	5,649
U.S. treasury bonds	4,994	89	—	5,083
Corporate bonds	5,277	63	—	5,340
Total	$203,493	$152	$—	$203,645

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2019 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$144,346	$—	$—	$144,346
Money market funds	9,913	—	—	9,913
State and municipal bond obligations	7,036	1	—	7,037
U.S. treasury bonds	7,221	10	—	7,231
Corporate bonds	5,146	12	—	5,158
Total	$173,662	$23	$—	$173,685

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	May 31, 2020		November 30, 2019
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$187,573	$—	$144,346	$—
Money market funds	5,649	—	9,913	—
State and municipal bond obligations	—	—	—	7,037
U.S. treasury bonds	—	5,083	—	7,231
Corporate bonds	—	5,340	—	5,158
Total	$193,222	$10,423	$154,259	$19,426

The fair value of debt securities by contractual maturity is as follows (in thousands):

	May 31, 2020	November 30, 2019
Due in one year or less	$5,058	$14,004
Due after one year(1)	5,365	5,422
Total	$10,423	$19,426

(1)
Includes U.S. treasury bonds and corporate bonds, which are securities representing investments available for current operations and are classified as current on the condensed consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of May 31, 2020 or November 30, 2019.

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

We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our condensed consolidated balance sheets. Although we have determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. As of May 31, 2020 and November 30, 2019, the fair value of the hedge was a loss of $7.7 million and $2.1 million, respectively, which was included in other noncurrent liabilities on our condensed consolidated balance sheets.

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

	May 31, 2020		November 30, 2019
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$146,250	$(7,686)	$148,125	$(2,054)

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 days and two years from the date the contract was entered. At May 31, 2020, $1.8 million and $0.5 million was recorded in other noncurrent liabilities and other current assets, respectively, on the condensed consolidated balance sheets. At November 30, 2019, $0.1 million was recorded in other noncurrent liabilities on the condensed consolidated balance sheets.

In the three and six months ended May 31, 2020, realized and unrealized losses of $1.8 million and $2.4 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on the condensed consolidated statements of operations. In the three and six months ended May 31, 2019, realized and unrealized losses of $2.0 million and $1.3 million, respectively, from our forward contracts were recognized in foreign currency loss, net on the condensed consolidated statements of operations. The losses were substantially offset by realized and unrealized gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	May 31, 2020		November 30, 2019
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$66,206	$(1,295)	$66,951	$(85)
Forward contracts to purchase U.S. dollars	—	—	1,457	5
Total	$66,206	$(1,295)	$68,408	$(80)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at May 31, 2020 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$5,649	$5,649	$—	$—
U.S. treasury bonds	5,083	—	5,083	—
Corporate bonds	5,340	—	5,340	—
Liabilities
Foreign exchange derivatives	(1,295)	—	(1,295)	—
Interest rate swap	$(7,686)	$—	$(7,686)	$—

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

We did not have any nonrecurring fair value measurements as of May 31, 2020.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	May 31, 2020			November 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$135,186	$(109,277)	$25,909	$135,186	$(105,967)	$29,219
Customer-related	134,042	(81,129)	52,913	134,042	(74,175)	59,867
Trademarks and trade names	24,740	(17,064)	7,676	24,740	(16,043)	8,697
Non-compete agreement	2,000	(724)	1,276	2,000	(391)	1,609
Total	$295,968	$(208,194)	$87,774	$295,968	$(196,576)	$99,392

In the three and six months ended May 31, 2020, amortization expense related to intangible assets was $5.8 million and $11.6 million, respectively. In the three and six months ended May 31, 2019, amortization expense related to intangible assets was $10.7 million and $19.3 million, respectively.

Future amortization expense for intangible assets as of May 31, 2020, is as follows (in thousands):

Remainder of 2020	$11,617
2021	23,117
2022	22,136
2023	21,860
2024	9,044
Total	$87,774

Goodwill

Changes in the carrying amount of goodwill in the six months ended May 31, 2020 are as follows (in thousands):

Balance, November 30, 2019	$432,824
Measurement period adjustments(1)	(838)
Translation adjustments	(117)
Balance, May 31, 2020	$431,869
(1) Represents final measurement period adjustments related to our Ipswitch acquisition (Note 6)

Changes in the goodwill balances by reportable segment in the six months ended May 31, 2020 are as follows (in thousands):

	November 30, 2019	Measurement Period Adjustments	Translation adjustments	May 31, 2020
OpenEdge	$366,819	$(838)	$(117)	$365,864
Data Connectivity and Integration	19,040	—	—	19,040
Application Development and Deployment	46,965	—	—	46,965
Total goodwill	$432,824	$(838)	$(117)	$431,869

During the quarter ending May 31, 2020, no triggering events occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

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

We recorded measurement period adjustments in accordance with FASB’s guidance regarding business combinations in the fourth quarter of fiscal year 2019 and the second quarter of fiscal year 2020 based on our valuation and purchase price allocation procedures. The measurement period adjustments, which were completed during the second quarter of fiscal year 2020, resulted in a decrease to goodwill of $0.6 million, primarily due to a decrease to the sales tax reserve, partially offset by increased accrued expenses.

The following table discloses the net assets acquired in the business combination (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation	Life
Net working capital	$6,068	$651	$6,719
Property, plant and equipment	4,661		4,661
Purchased technology	33,100		33,100	5 Years
Trade name	9,600		9,600	5 Years
Customer relationships	66,600		66,600	5 Years
Other assets	314	(4)	310
Deferred revenue	(12,696)	(29)	(12,725)
Goodwill	117,651	(618)	117,033
Net assets acquired	$225,298	$—	$225,298

The fair value of the intangible assets has been estimated using the income approach in which the after-tax cash flows are discounted to present value. The cash flows are based on estimates used to value the acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model as well as the weighted average cost of capital. The valuation assumptions take into consideration the Company's estimates of customer attrition, technology obsolescence, and revenue growth projections. Based on the valuation, the acquired intangible assets are comprised of customer relationships of approximately $66.6 million, existing technology of approximately $33.1 million, and trade names of approximately $9.6 million.

Tangible assets acquired and assumed liabilities were recorded at fair value. The valuation of the assumed deferred revenue was based on our contractual commitment to provide post-contract customer support to Ipswitch customers and future contractual performance obligations under existing hosting arrangements. The fair value of this assumed liability was based on the estimated cost plus a reasonable margin to fulfill these service obligations. A significant portion of the deferred revenue was recognized in the 12 months following the acquisition.

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product and solution offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $117.0 million of goodwill, which is deductible for tax purposes.

An election was made under Section 338(h)(10) of the Internal Revenue Code for Ipswitch to treat the transaction as a sale all of its assets on the acquisition date and subsequent liquidation.  As a result, the identifiable intangible assets and goodwill are deductible for tax purposes.

As previously noted, the Seller received a restricted stock award of approximately $2.0 million, subject to continued compliance with the three-year non-compete agreement. We concluded that the restricted stock award is not a compensation arrangement and we recorded the fair value of the award as an intangible asset separate from goodwill. We will recognize intangible asset amortization expense over the term of the agreement, which is 3 years. We recorded $0.3 million of amortization expense related to this restricted stock award for the six months ended May 31, 2020 in operating expenses on our condensed consolidated statement of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three and six months ended May 31, 2020, we incurred approximately $0.3 million of acquisition-related costs, which are included in acquisition-related expenses on our condensed consolidated statement of operations.

The operations of Ipswitch are included in our operating results as part of the OpenEdge segment from the date of acquisition. The amount of revenue of Ipswitch included in our unaudited condensed consolidated statement of operations during each of the three and six months ended May 31, 2020 was approximately $17.3 million and $32.5 million, respectively. The amount of revenue of Ipswitch included in our unaudited condensed consolidated statement of operations during the three and six months ended May 31, 2019 was approximately $3.3 million. We determined that disclosing the amount of Ipswitch related earnings included in the consolidated statements of operations is impracticable, as certain operations of Ipswitch were integrated into the operations of the Company from the date of acquisition.

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

(In thousands, except per share data)	Pro Forma Three Months Ended May 31, 2019
Revenue	$112,234
Net income	$5,926
Net income per basic share	$0.13
Net income per diluted share	$0.13

(In thousands, except per share data)	Pro Forma Six Months Ended May 31, 2019
Revenue	$218,532
Net income	$10,824
Net income per basic share	$0.24
Net income per diluted share	$0.24

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

Interest rates for the term loan and revolving credit facility are based upon our leverage ratio and determined based on an index selected at our option. The rates range from 1.50% to 2.00% above the Eurocurrency rate for Eurocurrency-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates for those currencies. A quarterly commitment fee on the undrawn portion of the revolving credit facility is required and ranges from 0.25% to 0.35% per annum based on our leverage ratio. The interest rate as of May 31, 2020 was 2.06%.

The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of May 31, 2020 was $293.5 million, with $15.1 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended August 31, 2019. The principal repayment amounts are in accordance with the following schedule: (i) four payments of $1.9 million each, (ii) four payments of $3.8 million each, (iii) four payments of $5.6 million each, (iv) four payments of $7.5 million each, (v) three payments of $9.4 million each, and (vi) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of May 31, 2020, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Costs incurred to obtain our long-term debt of $1.6 million, along with $1.2 million of unamortized debt issuance costs related to the previous credit agreement, are recorded as debt issuance costs as a direct deduction from the carrying value of the debt liability on our condensed consolidated balance sheets as of May 31, 2020. These costs are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to the debt issuance costs was $0.1 million for each of the three months ended May 31, 2020 and May 31, 2019. Amortization expense related to the debt issuance costs was $0.3 million and $0.2 million for the six months ended May 31, 2020 and May 31, 2019, respectively. These amounts are recorded in interest expense on our condensed consolidated statements of operations.

Revolving loans may be borrowed, repaid, and reborrowed until April 30, 2024, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three-month interval in the case of loans with interest periods greater than three months) with respect to Eurocurrency rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of Eurocurrency rate loans. As of May 31, 2020, there were no amounts outstanding under the revolving line and $1.8 million of letters of credit.

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

As of May 31, 2020, aggregate principal payments of long-term debt for the next five years are (in thousands):

Remainder of 2020	7,524
2021	18,813
2022	26,338
2023	33,863
2024	206,938
Total	$293,476

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
The components of operating lease cost for the three and six months ended May 31, 2020 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	May 31, 2020	May 31, 2020
Lease costs under long-term operating leases	$1,799	$3,757
Lease costs under short-term operating leases	99	144
Variable lease cost under short-term and long-term operating leases(1)	82	188
Operating lease right-of-use asset impairment	266	1,189
Total operating lease cost	$2,246	$5,278
(1) Lease costs that are not fixed at lease commencement.

The table below presents supplemental cash flow information related to leases during the six months ended May 31, 2020 (in thousands):

Six Months Ended
May 31, 2020
Cash paid for leases	$4,076
Right-of-use assets recognized for new leases and amendments (non-cash)	231

Weighted average remaining lease term in years and weighted average discount rate are as follows:

May 31, 2020
Weighted average remaining lease term in years	4.67
Weighted average discount rate	2.3%

Future payments under non-cancellable leases at May 31, 2020 are as follows (in thousands):

Remainder of 2020	$3,832
2021	5,999
2022	5,299
2023	5,117
2024	5,044
Thereafter	2,736
Total lease payments	28,027
Less imputed interest(1)	(1,513)
Present value of lease liabilities	$26,514
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

Note 9: Common Stock Repurchases

In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. In the three months ended May 31, 2020 and May 31, 2019, we did not repurchase and retire any shares of our common stock. In the six months ended May 31, 2020 and May 31, 2019, we repurchased and retired 0.4 million shares for $20.0 million and 0.7 million shares for $25.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of May 31, 2020, there was $230.0 million remaining under the current authorization.

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

During the first six months of fiscal years 2018, 2019 and 2020, we granted performance-based restricted stock units that include two performance metrics under our Long-Term Incentive Plan ("LTIP") where the performance measurement period is three years. Vesting of the LTIP awards is as follows: (i) 50% is based on our level of attainment of specified total stockholder return ("TSR") targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods, and (ii) 50% is based on achievement of a three-year cumulative performance condition (operating income). In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award, and used the closing price of our common stock on the date of grant, less the present value of expected dividends when applicable, for the portion related to the performance condition.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Cost of maintenance and services	$338	$250	$657	$494
Sales and marketing	1,110	1,190	2,160	2,238
Product development	1,899	1,936	3,825	3,864
General and administrative	2,276	2,740	5,032	5,326
Total stock-based compensation	$5,623	$6,116	$11,674	$11,922

Note 11: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the six months ended May 31, 2020 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Investments	Unrealized Losses on Hedging Activity	Accumulated Other Comprehensive Loss
Balance, December 1, 2019	$(28,393)	$(30)	$(1,551)	$(29,974)
Other comprehensive (loss) income before reclassifications, net of tax	(4,190)	84	(4,164)	(8,270)
Balance, May 31, 2020	$(32,583)	$54	$(5,715)	$(38,244)

The tax effect on accumulated unrealized losses on hedging activity and unrealized (losses) gains on investments was $1.9 million and $0.4 million as of May 31, 2020 and November 30, 2019, respectively.

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

As of May 31, 2020, invoicing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2021	$8,255
2022	1,759
2023	180
Total	$10,194

Contract assets, which arise when revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation, were $1.7 million as of May 31, 2020 and $4.0 million as of November 30, 2019. These amounts are included in unbilled receivables or long-term unbilled receivables on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Our deferred revenue balance is primarily made up of deferred maintenance from our OpenEdge and Application Development and Deployment segments.

As of May 31, 2020, the changes in deferred revenue were as follows (in thousands):

Balance, December 1, 2019	$177,246
Billings and other	206,110
Revenue recognized	(210,066)
Balance, May 31, 2020	$173,290

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of May 31, 2020, transaction price allocated to remaining performance obligations was $180 million. We expect to recognize approximately 88% of the revenue within the next year and the remainder thereafter.

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

Certain of our sales incentive programs do meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $1.8 million and $1.7 million as of May 31, 2020 and November 30, 2019, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 13: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2019	$196	$2,007	$2,203
Costs incurred	1,587	148	1,735
Cash disbursements	(767)	(1,713)	(2,480)
Translation adjustments and other	(27)	—	(27)
Balance, May 31, 2020	$989	$442	$1,431

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

For the three and six months ended May 31, 2020, we incurred expenses of $0.1 million relating to this restructuring. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2019	$—	$1,460	$1,460
Costs incurred	—	109	109
Cash disbursements	—	(1,134)	(1,134)
Balance, May 31, 2020	$—	$435	$435

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. Accordingly, the balance of the restructuring reserve of $0.4 million is included in other accrued liabilities on the condensed consolidated balance sheet at May 31, 2020. We do not expect to incur additional material costs with respect to this restructuring.

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

For the three and six months ended May 31, 2020, we incurred expenses of $0.3 million and $1.4 million, respectively, relating to this restructuring. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations and include charges for the impairment of operating lease right-of-use assets of $0.3 million and $1.2 million for the three and six months ended May 31, 2020, respectively (Note 8).

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2019	$5	$547	$552
Costs incurred	1,334	39	1,373
Cash disbursements	(432)	(579)	(1,011)
Translation adjustments and other	(20)	—	(20)
Balance, May 31, 2020	$887	$7	$894

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. Accordingly, the balance of the restructuring reserve of $0.9 million is included in short-term operating lease liabilities on the condensed consolidated balance sheet at May 31, 2020.

Note 14: Income Taxes

Our income tax provision for the second quarter of fiscal years 2020 and 2019 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events which are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 25% in the second fiscal quarter of 2020 compared to 34% in the second fiscal quarter of 2019. Our effective tax rate was 24% in the six month period ended May 31, 2020 compared to 32% in the same period of 2019.The primary reason for the decrease in effective rate is that during the preparation of our financial statements for the three months ended August 31, 2019, we identified an error in our income tax provisions for the first and second quarters of fiscal year 2019 related to the tax treatment of an intercompany sale of intellectual property that occurred in fiscal year 2018. As a result of the error, income tax expense was overstated by $1.1 million and $2.5 million during the first and second quarters of fiscal year 2019, respectively. We determined that the error was not material to the first and second quarters of fiscal year 2019 and corrected the error by recording an out of period $3.6 million tax benefit in our financial statements for the period ended August 31, 2019. If the error had not occurred, the effective tax rate in the second quarter of fiscal year 2019 would have been 14% and the effective tax rate in the six month period ended May 31, 2019 would have been 18%.

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

	Three Months Ended		Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Net income	$16,968	$8,181	$38,084	$17,583
Weighted average shares outstanding	44,889	44,611	44,893	44,784
Dilutive impact from common stock equivalents	378	676	498	503
Diluted weighted average shares outstanding	45,267	45,287	45,391	45,287
Basic earnings per share	$0.38	$0.18	$0.85	$0.39
Diluted earnings per share	$0.37	$0.18	$0.84	$0.39

We excluded stock awards representing approximately 1,538,000 shares and 1,099,000 shares of common stock from the calculation of diluted earnings per share in the three and six months ended May 31, 2020, respectively, because these awards were anti-dilutive. In the three and six months ended May 31, 2019, we excluded stock awards representing 545,000 shares and 728,000 shares of common stock, respectively, from the calculation of diluted earnings per share as they were anti-dilutive.

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

The following table provides revenue and contribution margin from our reportable segments and reconciles to our consolidated income from continuing operations before income taxes:

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Segment revenue:
OpenEdge	$77,735	$67,820	$154,814	$133,072
Data Connectivity and Integration	3,662	12,932	17,347	18,932
Application Development and Deployment	18,986	19,243	37,905	37,540
Total revenue	100,383	99,995	210,066	189,544
Segment costs of revenue and operating expenses:
OpenEdge	17,876	19,097	37,626	37,412
Data Connectivity and Integration	1,629	1,806	4,309	3,306
Application Development and Deployment	6,986	5,547	14,274	10,974
Total costs of revenue and operating expenses	26,491	26,450	56,209	51,692
Segment contribution margin:
OpenEdge	59,859	48,723	117,188	95,660
Data Connectivity and Integration	2,033	11,126	13,038	15,626
Application Development and Deployment	12,000	13,696	23,631	26,566
Total contribution margin	73,892	73,545	153,857	137,852
Other unallocated expenses(1)	48,583	58,804	97,836	107,702
Income from operations	25,309	14,741	56,021	30,150
Other expense, net	(2,847)	(2,317)	(6,244)	(4,320)
Income before income taxes	$22,462	$12,424	$49,777	$25,830
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

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Performance obligations transferred at a point in time:
Software licenses	$19,663	$29,728	$50,292	$52,530
Performance obligations transferred over time:
Maintenance	71,686	62,528	141,742	122,527
Services	9,034	7,739	18,032	14,487
Total revenue	$100,383	$99,995	$210,066	$189,544

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

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
North America	$56,564	$57,060	$121,977	$103,558
EMEA	34,157	33,633	69,145	67,005
Latin America	3,346	4,108	7,346	8,569
Asia Pacific	6,316	5,194	11,598	10,412
Total revenue	$100,383	$99,995	$210,066	$189,544

No single customer, partner, or country outside of the U.S. has accounted for more than 10% of our total revenue for the three or six months ended May 31, 2020 and May 31, 2019. As of May 31, 2020 and November 30, 2019, no individual customer accounted for 10% or more of our net accounts receivable balance. As of May 31, 2020 and November 30, 2019, no individual foreign country accounted for 10% or more of total consolidated assets.

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

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “believe,” “may,” “could,” “would,” “might,” “should,” “expect,” “intend,” “plan,” “target,” “anticipate” and “continue,” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are a number of factors that could cause actual results or future events to differ materially from those anticipated by the forward-looking statements, including, without limitation: (1) Economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price. (2) We may fail to achieve our financial forecasts due to such factors as delays or size reductions in transactions, fewer large transactions in a particular quarter, fluctuations in currency exchange rates, or a decline in our renewal rates for contracts. (3) Our ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy, may not be successful. (4) If we are unable to develop new or sufficiently differentiated products and services, or to enhance and improve our existing products and services in a timely manner to meet market demand, partners and customers may not purchase new software licenses or subscriptions or purchase or renew support contracts. (5) We depend upon our extensive partner channel and we may not be successful in retaining or expanding our relationships with channel partners. (6) Our international sales and operations subject us to additional risks that can adversely affect our operating results, including risks relating to foreign currency gains and losses. (7) If the security measures for our software, services or other offerings are compromised or subject to a successful cyber-attack, or if such offerings contain significant coding or configuration errors, we may experience reputational harm, legal claims and financial exposure. (8) We have made acquisitions, and may make acquisitions in the future, and those acquisitions may not be successful, may involve unanticipated costs or other integration issues or may disrupt our existing operations. (9)The coronavirus disease (COVID-19) outbreak and the impact it could have on our employees, customers, partners and the global financial markets could adversely affect our business, results of operations and financial condition. (10) Those factors discussed in Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. We repurchased and retired 0.4 million shares of our common stock for $20.0 million in the six months ended May 31, 2020. The shares were repurchased as part of our Board of Directors authorized share repurchase program. As of May 31, 2020, there was $230.0 million remaining under the current authorization.

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

On January 8, 2020, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock that was paid on March 16, 2020 to shareholders of record as of the close of business on March 2, 2020. On March 18, 2020, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock that was paid on June 15, 2020 to shareholders of record as of the close of business on June 1, 2020. We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy.

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

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. Since approximately one-third of our revenue is denominated in foreign currency, and given the potential volatility in the global economy created by COVID-19, our revenue results in fiscal year 2020 are expected to be impacted by fluctuations in foreign currency exchange rates.

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

Results of Operations

Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2020	May 31, 2019	As Reported	Constant Currency
Revenue	$100,383	$99,995	—%	2%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2020	May 31, 2019	As Reported	Constant Currency
Revenue	$210,066	$189,544	11%	12%

Total revenue remained flat in the three month period ended May 31, 2020 compared to the same quarter last year. Total revenue increased in the six month period ended May 31, 2020 compared to the corresponding period in 2019, primarily due to the acquisition of Ipswitch, partially offset by a decrease in license sales in our Data Connectivity and Integration segment. Ipswitch revenue was $17.3 million and $32.5 million for the second quarter and first six months of fiscal year 2020, respectively. Ipswitch revenue was $3.3 million for each of the second quarter and first six months of fiscal year 2019.

Software License Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2020	May 31, 2019	As Reported	Constant Currency
Software Licenses	$19,663	$29,728	(34)%	(33)%
As a percentage of total revenue	20%	30%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2020	May 31, 2019	As Reported	Constant Currency
Software Licenses	$50,292	$52,530	(4)%	(3)%
As a percentage of total revenue	24%	28%

Software license revenue decreased compared to the same periods last year primarily due to a decrease in license sales in our Data Connectivity and Integration segment, partially offset by an increase in Ipswitch license sales, which are included in our OpenEdge segment. Refer to Revenue by Segment section below for further discussion.

Maintenance and Services Revenue

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2020	May 31, 2019	As Reported	Constant Currency
Maintenance	$71,686	$62,528	15%	16%
As a percentage of total revenue	71%	63%
Services	9,034	7,739	17%	18%
As a percentage of total revenue	9%	8%
Total maintenance and services revenue	$80,720	$70,267	15%	17%
As a percentage of total revenue	80%	70%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2020	May 31, 2019	As Reported	Constant Currency
Maintenance	$141,742	$122,527	16%	17%
As a percentage of total revenue	67%	65%
Services	18,032	14,487	24%	25%
As a percentage of total revenue	9%	8%
Total maintenance and services revenue	$159,774	$137,014	17%	18%
As a percentage of total revenue	76%	72%

Maintenance and services revenue increased in all periods due to our acquisition of Ipswitch. The increase in services revenue was also driven by our Application Development and Deployment segment.

Revenue by Region

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2020	May 31, 2019	As Reported	Constant Currency
North America	$56,564	$57,060	(1)%	(1)%
As a percentage of total revenue	57%	57%
Europe, the Middle East and Africa ("EMEA")	$34,157	$33,633	2%	4%
As a percentage of total revenue	34%	34%
Latin America	$3,346	$4,108	(19)%	(3)%
As a percentage of total revenue	3%	4%
Asia Pacific	$6,316	$5,194	22%	26%
As a percentage of total revenue	6%	5%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2020	May 31, 2019	As Reported	Constant Currency
North America	$121,977	$103,558	18%	18%
As a percentage of total revenue	58%	55%
EMEA	$69,145	$67,005	3%	5%
As a percentage of total revenue	33%	35%
Latin America	$7,346	$8,569	(14)%	(4)%
As a percentage of total revenue	4%	5%
Asia Pacific	$11,598	$10,412	11%	14%
As a percentage of total revenue	5%	5%

Total revenue generated in North America decreased by $0.5 million for the three month period ended May 31, 2020, compared to the corresponding period in 2019, primarily due to decreased license sales in our Data Connectivity and Integration segment, partially offset by our acquisition of Ipswitch. The revenue generated in North America increased for the six month period ended May 31, 2020, compared to the corresponding period in 2019, primarily due to our acquisition of Ipswitch as well as higher maintenance and services revenue generated by our Application Development and Deployment segment. The increase in revenue generated in EMEA in all periods was also due to our acquisition of Ipswitch. Revenue in Latin America decreased in all periods primarily due to the effect of foreign exchange. Revenue in Asia Pacific increased in both periods primarily due to an increase in OpenEdge license sales.

In the first six months of fiscal year 2020, revenue generated in markets outside North America represented 42% of total revenue compared to 43% of total revenue on a constant currency basis and 45% of total revenue in the same period last year.

Revenue by Segment

	Three Months Ended		Percentage Change
(In thousands)	May 31, 2020	May 31, 2019	As Reported	Constant Currency
OpenEdge segment	$77,735	$67,820	15%	17%
Data Connectivity and Integration segment	3,662	12,932	(72)%	(72)%
Application Development and Deployment segment	18,986	19,243	(1)%	(1)%
Total revenue	$100,383	$99,995	—%	2%

	Six Months Ended		Percentage Change
(In thousands)	May 31, 2020	May 31, 2019	As Reported	Constant Currency
OpenEdge segment	$154,814	$133,072	16%	18%
Data Connectivity and Integration segment	17,347	18,932	(8)%	(9)%
Application Development and Deployment segment	37,905	37,540	1%	1%
Total revenue	$210,066	$189,544	11%	12%

Revenue in our OpenEdge segment increased in all periods primarily due to our acquisition of Ipswitch. Data Connectivity and Integration revenue decreased in all periods due to the timing of term license renewals by certain of our OEM partners. Application Development and Deployment revenue decreased in the three month period ended May 31, 2020, compared to the corresponding period in 2019, primarily due to lower license revenue, and increased in the six month period ended May 31, 2020, primarily due to higher professional services and maintenance revenues.

Cost of Software Licenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Percentage Change	May 31, 2020	May 31, 2019	Percentage Change
Cost of software licenses	$810	$925	(12)%	$2,199	$2,092	5%
As a percentage of software license revenue	4%	3%		4%	4%
As a percentage of total revenue	1%	1%		1%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication, and packaging. The slight increase in cost of software licenses in the six month period ending May 31, 2020, compared to the corresponding period in 2019, was due to our acquisition of Ipswitch.

Cost of Maintenance and Services

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Percentage Change	May 31, 2020	May 31, 2019	Percentage Change
Cost of maintenance and services	$11,785	$10,580	11%	$23,636	$20,019	18%
As a percentage of maintenance and services revenue	15%	15%		15%	15%
As a percentage of total revenue	12%	11%		11%	11%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The year over year increase in all periods was primarily due to increased headcount resulting from our acquisition of Ipswitch.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Percentage Change	May 31, 2020	May 31, 2019	Percentage Change
Amortization of intangibles	$1,664	$6,106	(73)%	$3,310	$11,539	(71)%
As a percentage of total revenue	2%	6%		2%	6%

Amortization of intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The year over year decrease in all periods was due to certain intangible assets being fully amortized and the impairment of intangible assets recorded in the fourth fiscal quarter of 2019 associated with the technology of our Kinvey and DataRPM acquisitions.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Percentage Change	May 31, 2020	May 31, 2019	Percentage Change
Gross profit	$86,124	$82,384	5%	$180,921	$155,894	16%
As a percentage of total revenue	86%	82%		86%	82%

Our gross profit increased in both periods primarily due to the increase in maintenance revenue and the decrease in the amortization of intangibles, offset slightly by the decrease of license revenue and increase of cost of maintenance and services, each as described above.

Sales and Marketing

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Percentage Change	May 31, 2020	May 31, 2019	Percentage Change
Sales and marketing	$21,716	$24,832	(13)%	$45,914	$47,155	(3)%
As a percentage of total revenue	22%	25%		22%	25%

Sales and marketing expenses decreased in both periods as compared to the corresponding periods last year primarily due to decreased travel and in-person events resulting from restrictions related to the COVID-19 pandemic as well as cost reductions resulting from our decision to reduce our current and ongoing investment levels within our cognitive application product lines in the fourth quarter of fiscal year 2019. These decreases were partially offset by increased costs resulting from the acquisition of Ipswitch on April 30, 2019.

Product Development

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Percentage Change	May 31, 2020	May 31, 2019	Percentage Change
Product development costs	$21,787	$21,688	—%	$43,441	$41,578	4%
As a percentage of total revenue	22%	22%		21%	22%

Product development expenses increased in both periods presented as compared to the same periods last year primarily due to increased compensation-related expenses as a result of the acquisition of Ipswitch, partially offset by decreased travel resulting from restrictions related to the COVID-19 pandemic and cost reductions resulting from our decision to reduce our current and ongoing investment levels within our cognitive application product lines in the fourth quarter of fiscal year 2019.

General and Administrative

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Percentage Change	May 31, 2020	May 31, 2019	Percentage Change
General and administrative	$12,440	$12,654	(2)%	$25,188	$24,939	1%
As a percentage of total revenue	12%	13%		12%	13%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses decreased during the three month period ended May 31, 2020 due to decreased stock-based compensation expense compared to the same quarter last year. General and administrative expenses increased during the six month period ended May 31, 2020 as compared to the same period last year primarily due to higher headcount-related costs, partially offset by decreased stock-based compensation expense.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Percentage Change	May 31, 2020	May 31, 2019	Percentage Change
Amortization of intangibles	$4,177	$4,585	(9)%	$8,308	$7,773	7%
As a percentage of total revenue	4%	5%		4%	4%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of intangibles decreased in the three month period ended May 31, 2020, compared to the corresponding period in 2019, due to certain intangible assets being fully amortized and the impairment of intangible assets, as discussed above. Amortization of intangibles for the six month period ended May 31, 2020 increased year over year due to the addition of intangible assets obtained in connection with our acquisition of Ipswitch, partially offset by certain intangible assets being fully amortized and the impairment of intangible assets, as discussed above.

Restructuring Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Percentage Change	May 31, 2020	May 31, 2019	Percentage Change
Restructuring expenses	$695	$2,777	(75)%	$1,735	$3,192	(46)%
As a percentage of total revenue	1%	3%		1%	2%

Restructuring expenses recorded in the first six months of fiscal year 2020 relate primarily to the restructuring activities that occurred in fiscal year 2019. See Note 13 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Percentage Change	May 31, 2020	May 31, 2019	Percentage Change
Acquisition-related expenses	$—	$1,107	*	$314	$1,107	(72)%
As a percentage of total revenue	—%	1%		—%	1%
* Not meaningful

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses in both the second quarter and first six months of fiscal year 2020 were minimal. Acquisition-related expenses in both the second quarter and first six months of fiscal year 2019 were related to the acquisition of Ipswitch.

Income from Operations

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Percentage Change	May 31, 2020	May 31, 2019	Percentage Change
Income from operations	$25,309	$14,741	72%	$56,021	$30,150	86%
As a percentage of total revenue	25%	15%		27%	16%

Income from operations increased year over year in both periods due to an increase in revenue and decreases in costs of revenue and operating expenses as shown above.

Income from Operations by Segment

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Percentage Change	May 31, 2020	May 31, 2019	Percentage Change
OpenEdge segment	$59,859	$48,723	23%	$117,188	$95,660	23%
Data Connectivity and Integration segment	2,033	11,126	(82)%	13,038	15,626	(17)%
Application Development and Deployment segment	12,000	13,696	(12)%	23,631	26,566	(11)%
Other unallocated expenses(1)	(48,583)	(58,804)	17%	(97,836)	(107,702)	9%
Income from operations	$25,309	$14,741	72%	$56,021	$30,150	86%

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

Other (Expense) Income, Net

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Percentage Change	May 31, 2020	May 31, 2019	Percentage Change
Interest expense	$(2,598)	$(2,210)	(18)%	$(5,390)	$(3,599)	(50)%
Interest income and other, net	122	344	(65)%	333	573	(42)%
Foreign currency loss, net	(371)	(451)	18%	(1,187)	(1,294)	8%
Total other expense, net	$(2,847)	$(2,317)	(23)%	$(6,244)	$(4,320)	(45)%
As a percentage of total revenue	(3)%	(2)%		(3)%	(2)%

Other expense, net increased in all periods presented due to an increase in interest expense. The change in interest expense is a result of an increase in the principal balance of our debt, which was used to fund the Ipswitch acquisition.

(Benefit) Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Percentage Change	May 31, 2020	May 31, 2019	Percentage Change
Provision for income taxes	$5,494	$4,243	29%	$11,693	$8,247	42%
As a percentage of total revenue	5%	4%		6%	4%

Our effective tax rate was 25% in the second fiscal quarter of 2020 compared to 34% in the second fiscal quarter of 2019. Our effective tax rate was 24% in the six month period ended May 31, 2020 compared to 32% in the same period of 2019.The primary reason for the decrease in effective rate is that during the preparation of our financial statements for the three months ended August 31, 2019, we identified an error in our income tax provisions for the first and second quarters of fiscal year 2019 related to the tax treatment of an intercompany sale of intellectual property that occurred in fiscal year 2018. As a result of the error, income tax expense was overstated by $1.1 million and $2.5 million during the first and second quarters of fiscal year 2019, respectively. We determined that the error was not material to the first and second quarters of fiscal year 2019 and corrected the error by recording an out of period $3.6 million tax benefit in our financial statements for the period ended August 31, 2019. If the error had not occurred, the effective tax rate in the second quarter of fiscal year 2019 would have been 14% and the effective tax rate in the six month period ended May 31, 2019 would have been 18%. The primary reason why the effective tax rate would have been lower in fiscal year 2019 versus fiscal year 2020 is due to a shift in a significant amount of income from a low tax jurisdiction to the United States from fiscal year 2019 to fiscal year 2020.

Net Income

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019	Percentage Change	May 31, 2020	May 31, 2019	Percentage Change
Net income	$16,968	$8,181	107%	$38,084	$17,583	117%
As a percentage of total revenue	17%	8%		18%	9%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	May 31, 2020	November 30, 2019
Cash and cash equivalents	$193,222	$154,259
Short-term investments	10,423	19,426
Total cash, cash equivalents and short-term investments	$203,645	$173,685

The increase in cash, cash equivalents and short-term investments of $30.0 million from the end of fiscal year 2019 was due to cash inflows from operations of $71.0 million, and $3.4 million in cash received from the issuance of common stock. These cash inflows were offset by repurchases of common stock of $20.0 million, dividend payments of $14.9 million, payments of debt obligations in the amount of $3.8 million, the effect of exchange rates on cash of $4.0 million and purchases of property and equipment of $1.8 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of May 31, 2020, $24.5 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. We repurchased and retired 0.4 million shares of our common stock for $20.0 million in the six months ended
May 31, 2020 and 0.7 million shares for $25.0 million in the six months ended May 31, 2019. We did not repurchase and retire any shares of our common stock in the three month periods ended May 31, 2020 and May 31, 2019. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of May 31, 2020, there was $230.0 million remaining under the current authorization.

Dividends

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. In September 2018, the quarterly cash dividend was increased to $0.155 per share of common stock. On September 24, 2019, our Board of Directors approved an additional increase to our quarterly cash dividend from $0.155 to $0.165 per share of common stock. On January 8, 2020, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock that was paid on March 16, 2020 to stockholders of record as of the close of business on March 2, 2020. On March 18, 2020, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock that will be paid on June 15, 2020 to shareholders of record as of the close of business on June 1, 2020. On June 23, 2020, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock that will be paid on September 15, 2020 to shareholders of record as of the close of business on September 1, 2020.

Restructuring Activities

During the second quarter of fiscal year 2019, we restructured our operations in connection with the acquisition of Ipswitch. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Ipswitch. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2020, but we do not expect these costs to be material. For the three and six months ended May 31, 2020, we incurred expenses of $0.3 million and $1.4 million, respectively, in connection with the restructuring, which are recorded as restructuring expenses in the consolidated statements of operations. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. We do not expect to incur additional material costs with respect to this restructuring.

During the fourth quarter of fiscal year 2019, we announced the reduction of our current and ongoing investment level within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products. This restructuring resulted in a reduction in positions primarily within the sales and product development functions. For the three and six months ended May 31, 2020, we incurred minimal expenses in connection with the restructuring, which are recorded as restructuring expenses in the consolidated statements of operations. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. We do not expect to incur additional material costs with respect to this restructuring.

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

The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full. The revolving credit facility does not require amortization of principal. The outstanding balance of the term loan as of May 31, 2020 was $293.5 million, with $15.1 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended August 31, 2019. The principal repayment amounts are in accordance with the following schedule: (i) four payments of $1.9 million each, (ii) four payments of $3.8 million each, (iii) four payments of $5.6 million each, (iv) four payments of $7.5 million each, (v) three payments of $9.4 million each, and (vi) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date.

The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. The interest rate of the credit facility as of May 31, 2020 was 2.06%.

Revolving loans may be borrowed, repaid, and reborrowed until April 30, 2024, at which time all amounts outstanding must be repaid. As of May 31, 2020, there were no amounts outstanding under the revolving line and $1.8 million of letters of credit.

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these financial covenants as of May 31, 2020.

Cash Flows from Operating Activities

	Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019
Net income	$38,084	$17,583
Non-cash reconciling items included in net income	34,571	28,822
Changes in operating assets and liabilities	(1,682)	18,713
Net cash flows from operating activities	$70,973	$65,118

The year over year increase in cash generated from operations was primarily due to higher operating income. Our gross accounts receivable as of May 31, 2020 decreased by $18.3 million from the end of fiscal year 2019 and our days sales outstanding (DSO) in accounts receivable increased to 47 days from 42 days in the fiscal second quarter of 2019 due to the timing of billings and collections.

Cash Flows used in Investing Activities

	Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019
Net investment activity	$9,042	$8,959
Proceeds from sale of property, plant and equipment, net	—	6,146
Purchases of property and equipment	(1,757)	(1,080)
Payments for acquisitions, net of cash acquired	—	(225,298)
Net cash flows used in investing activities	$7,285	$(211,273)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. However, we acquired Ipswitch for a net cash amount of $225.3 million in the second quarter of fiscal year 2019, which is driving the change in investing cash flows for the six months ended May 31, 2020 as compared to May 31, 2019. In addition, we purchased $1.8 million of property and equipment in the first six months of fiscal year 2020, as compared to $1.1 million in the first six months of fiscal year 2019.

Cash Flows from (used in) Financing Activities

	Six Months Ended
(In thousands)	May 31, 2020	May 31, 2019
Proceeds from stock-based compensation plans	$7,308	$4,303
Proceeds from the issuance of debt	—	184,984
Repurchases of common stock	(20,000)	(25,000)
Payment of principle on long-term debt	(3,762)	(1,547)
Dividend payments to shareholders	(14,906)	(13,886)
Other financing activities	(3,895)	(3,248)
Net cash flows from (used in) financing activities	$(35,255)	$145,606

During the first six months of fiscal year 2020, we received $7.3 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $4.3 million in the first six months of fiscal year 2019. In addition, in the first six months of fiscal year 2020, we did not receive any proceeds from the issuance of debt as compared to $185.0 million in the same period of the prior year to fund the acquisition of Ipswitch. Further, we repurchased $20.0 million of our common stock under our share repurchase plan compared to $25.0 million in the same period of the prior year. We also made principal payments on our long-term debt of $3.8 million in the first six months of fiscal year 2020 compared to $1.5 million in the same period of the prior year. Finally, we made dividend payments of $14.9 million to our shareholders during the first six months of fiscal 2020, as compared to $13.9 million in the first six months of fiscal 2019.

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

We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business are expected to evolve rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19

Legal and Other Regulatory Matters

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

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of fiscal year 2020, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019 for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended May 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our agreements and properly assessed the impact of ASC 842 on our financial statements to facilitate our adoption of it on December 1, 2019. There were no material changes to our internal control over financial reporting due to the adoption of ASC 842.

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

•	budgeting cycles of customers;

•	mix of distribution channels;

•	mix of products and services sold;

•	mix of international and North American revenues;

•	fluctuations in currency exchange rates;

•	changes in the level of operating expenses;

•	changes in management;

•	restructuring programs;

•	changes in our sales force;

•	completion or announcement of acquisitions by us or our competitors;

•	integration of acquired businesses;

•	customer order deferrals in anticipation of new products announced by us or our competitors;

•	general economic conditions in regions in which we conduct business; and

•	other factors such as political or social unrest, terrorist attacks, other hostilities, natural disasters, and potential public health crises, such as the COVID-19.

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

*Our customers and partners may delay payment or fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment. We typically enter into non-cancelable arrangements with our customers and partners. If customers and partners delay the payment or fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Furthermore, some of our customers and partners may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow. The recent and ongoing global COVID-19 pandemic may also increase the likelihood of these risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the second quarter of fiscal year 2020 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
March 2020	—	$—	—	$230,000
April 2020	—	—	—	230,000
May 2020	—	—	—	230,000
Total	—	$—	—	$230,000

(1)
In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. As of May 31, 2020, there was $230.0 million remaining under this authorization.

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

101*
The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and six months ended May 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2020 and November 30, 2019; (ii) Condensed Consolidated Statements of Income for the three and six months ended May 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended May 31, 2020 and May 31, 2019; (v) Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

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

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	July 8, 2020	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 8, 2020	/s/ ANTHONY FOLGER
Anthony Folger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)