Form 10-Q
period 2020-08-31
PROGRESS SOFTWARE CORP /MA
filed 2020-10-08
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of September 29, 2020, there were 45,101,672 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	August 31, 2020	November 30, 2019
Assets
Current assets:
Cash and cash equivalents	$220,575	$154,259
Short-term investments	9,544	19,426
Total cash, cash equivalents and short-term investments	230,119	173,685
Accounts receivable (less allowances of $928 and $825, respectively)	60,463	72,820
Unbilled receivables and contract assets	13,967	10,880
Other current assets	15,657	27,280
Total current assets	320,206	284,665
Long-term unbilled receivables and contract assets	8,740	12,492
Property and equipment, net	28,111	29,765
Intangible assets, net	81,934	99,392
Goodwill	431,864	432,824
Deferred tax assets	19,327	18,601
Operating lease right-of-use assets	24,011	—
Other assets	5,275	3,532
Total assets	$919,468	$881,271
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, net	$16,361	$10,717
Accounts payable	6,372	10,603
Accrued compensation and related taxes	24,904	34,444
Dividends payable to shareholders	7,568	7,498
Short-term operating lease liabilities	6,271	—
Income taxes payable	3,339	1,444
Other accrued liabilities	11,371	18,685
Short-term deferred revenue	151,505	157,494
Total current liabilities	227,691	240,885
Long-term debt, net	271,261	284,002
Long-term operating lease liabilities	19,442	—
Long-term deferred revenue	19,851	19,752
Other noncurrent liabilities	13,057	6,350
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 45,101,672 shares in 2020 and 45,036,441 shares in 2019	311,342	295,953
Retained earnings	90,425	64,303
Accumulated other comprehensive loss	(33,601)	(29,974)
Total shareholders’ equity	368,166	330,282
Total liabilities and shareholders’ equity	$919,468	$881,271
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Revenue:
Software licenses	$27,514	$30,686	$77,806	$83,216
Maintenance and services	82,185	76,030	241,959	213,044
Total revenue	109,699	106,716	319,765	296,260
Costs of revenue:
Cost of software licenses	1,103	1,204	3,302	3,296
Cost of maintenance and services	11,971	12,163	35,607	32,182
Amortization of acquired intangibles	1,664	7,458	4,974	18,997
Total costs of revenue	14,738	20,825	43,883	54,475
Gross profit	94,961	85,891	275,882	241,785
Operating expenses:
Sales and marketing	22,186	25,177	68,100	72,332
Product development	20,676	23,126	64,117	64,704
General and administrative	13,514	13,506	38,702	38,445
Amortization of acquired intangibles	4,176	7,068	12,484	14,841
Restructuring expenses	91	801	1,826	3,993
Acquisition-related expenses	1,125	253	1,439	1,360
Total operating expenses	61,768	69,931	186,668	195,675
Income from operations	33,193	15,960	89,214	46,110
Other (expense) income:
Interest expense	(2,302)	(3,321)	(7,692)	(6,920)
Interest income and other, net	110	377	443	950
Foreign currency loss, net	(770)	(774)	(1,957)	(2,068)
Total other expense, net	(2,962)	(3,718)	(9,206)	(8,038)
Income before income taxes	30,231	12,242	80,008	38,072
Provision (benefit) for income taxes	6,254	(1,315)	17,947	6,932
Net income	$23,977	$13,557	$62,061	$31,140
Earnings per share:
Basic	$0.53	$0.30	$1.38	$0.70
Diluted	$0.53	$0.30	$1.37	$0.69
Weighted average shares outstanding:
Basic	45,036	44,716	44,941	44,761
Diluted	45,364	45,303	45,382	45,292

Cash dividends declared per common share	$0.165	$0.155	$0.495	$0.465
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Net income	$23,977	$13,557	$62,061	$31,140
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,564	(1,961)	374	(2,512)
Unrealized gain (loss) on hedging activity, net of tax provision of $166 and tax benefit of $1,302 for the third quarter and first nine months of 2020, respectively, and of tax provision of $820 for the third quarter and first nine months of 2019	58	(2,528)	(4,106)	(2,528)
Unrealized gain on investments, net of tax benefit of $42 and tax provision of $3 for the third quarter and first nine months of 2020, respectively, and $6 and $54 for the third quarter and first nine months of 2019, respectively	21	57	105	194
Total other comprehensive income (loss), net of tax	4,643	(4,432)	(3,627)	(4,846)
Comprehensive income	$28,620	$9,125	$58,434	$26,294

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Shareholders’ Equity

	Nine Months Ended August 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2019	45,037	$450	$295,503	$64,303	$(29,974)	$330,282
Issuance of stock under employee stock purchase plan	178	2	4,984	—	—	4,986
Exercise of stock options	115	1	3,606	—	—	3,607
Vesting of restricted stock units and release of deferred stock units	197	2	(2)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	—	—	(4,072)	—	—	(4,072)
Stock-based compensation	—	—	17,359	—	—	17,359
Dividends declared	—	—	—	(22,430)	—	(22,430)
Treasury stock repurchases and retirements	(426)	(4)	(6,487)	(13,509)	—	(20,000)
Net income	—	—	—	62,061	—	62,061
Other comprehensive loss	—	—	—	—	(3,627)	(3,627)
Balance, August 31, 2020	45,101	$451	$310,891	$90,425	$(33,601)	$368,166

	Three Months Ended August 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2020	45,033	$450	$303,832	$73,923	$(38,244)	$339,961
Issuance of stock under employee stock purchase plan	54	1	1,472	—	—	1,473
Exercise of stock options	2	—	79	—	—	79
Vesting of restricted stock units and release of deferred stock units	12	—	—	—	—	—
Withholding tax payments related to net issuance of restricted stock units	—	—	(177)	—	—	(177)
Stock-based compensation	—	—	5,685	—	—	5,685
Dividends declared	—	—	—	(7,475)	—	(7,475)
Net income	—	—	—	23,977	—	23,977
Other comprehensive income	—	—	—	—	4,643	4,643
Balance, August 31, 2020	45,101	$451	$310,891	$90,425	$(33,601)	$368,166

Condensed Consolidated Statements of Shareholders’ Equity (cont.)

	Nine Months Ended August 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2018	45,115	$451	$266,602	$85,125	$(28,176)	$324,002
Issuance of stock under employee stock purchase plan	141	1	4,044	—	—	4,045
Exercise of stock options	64	1	1,880	—	—	1,881
Vesting of restricted stock units and release of deferred stock units	147	1	(1)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	(37)	—	(1,637)	—	—	(1,637)
Stock-based compensation	—	—	17,411	—	—	17,411
Issuance of shares related to non-compete agreement (Note 6)	44	—	2,000	—	—	2,000
Adjustment due to adoption of ASU 2016-16	—	—	—	4,781	—	4,781
Dividends declared	—	—	—	(20,825)	—	(20,825)
Treasury stock repurchases and retirements	(688)	(6)	(1,259)	(23,735)	—	(25,000)
Net income	—	—	—	31,140	—	31,140
Other comprehensive loss	—	—	—	—	(4,846)	(4,846)
Balance, August 31, 2019	44,786	$448	$289,040	$76,486	$(33,022)	$332,952

	Three Months Ended August 31, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, June 1, 2019	44,723	$448	$281,745	$61,744	$(28,590)	$315,347
Issuance of stock under employee stock purchase plan	42	—	1,242	—	—	1,242
Exercise of stock options	20	—	563	—	—	563
Vesting of restricted stock units and release of deferred stock units	1	—	—	—	—	—
Stock-based compensation	—	—	5,490	—	—	5,490
Out-of-period correction to adoption of ASU 2016-16	—	—	—	8,178	—	8,178
Dividends declared	—	—	—	(6,993)	—	(6,993)
Net income	—	—	—	13,557	—	13,557
Other comprehensive loss	—	—	—	—	(4,432)	(4,432)
Balance, August 31, 2019	44,786	$448	$289,040	$76,486	$(33,022)	$332,952

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019
Cash flows from operating activities:
Net income	$62,061	$31,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	4,737	5,523
Amortization of acquired intangibles and other	17,984	34,637
Stock-based compensation	17,359	17,411
Non-cash lease expense	6,652	—
Loss on disposal of property and equipment	704	157
Deferred income taxes	539	(6,005)
Allowances for bad debt and sales credits	416	153
Changes in operating assets and liabilities:
Accounts receivable	13,622	(8,604)
Other assets	9,178	6,034
Accounts payable and accrued liabilities	(18,044)	(3,875)
Lease liabilities	(5,979)	—
Income taxes payable	793	1,654
Deferred revenue	(7,937)	13,658
Net cash flows from operating activities	102,085	91,883
Cash flows from (used in) investing activities:
Purchases of investments	(5,009)	(8,900)
Sales and maturities of investments	14,901	21,780
Purchases of property and equipment	(3,419)	(1,830)
Payments for acquisitions, net of cash acquired	—	(225,298)
Proceeds from sale of property, plant and equipment, net	—	6,146
Net cash flows from (used in) investing activities	6,473	(208,102)
Cash flows (used in) from financing activities:
Proceeds from stock-based compensation plans	9,027	6,347
Payments for taxes related to net share settlements of equity awards	(4,072)	(1,637)
Repurchases of common stock	(20,000)	(25,000)
Dividend payments to shareholders	(22,358)	(20,819)
Proceeds from the issuance of debt	—	184,984
Payment of principle on long-term debt	(7,525)	(3,427)
Payment of issuance costs for long-term debt	—	(1,611)
Net cash flows (used in) from financing activities	(44,928)	138,837
Effect of exchange rate changes on cash	2,686	(3,724)
Net increase in cash and cash equivalents	66,316	18,894
Cash and cash equivalents, beginning of period	154,259	105,126
Cash and cash equivalents, end of period	$220,575	$124,020

Condensed Consolidated Statements of Cash Flows, continued

	Nine Months Ended
	August 31, 2020	August 31, 2019
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $557 in 2020 and $1,293 in 2019	$7,052	$4,821
Cash paid for interest	$6,864	$5,972
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$12,786	$8,190
Dividends declared	$7,568	$7,003
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

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2019 ("2019 10-K").

We made no material changes in the application of our significant accounting policies that were disclosed in our 2019 10-K. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our 2019 10-K, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASC 842"). ASC 842 supersedes the requirements in Topic 840, Leases, and requires lessees to recognize right-of-use ("ROU") assets and liabilities for leases with lease terms of more than twelve months. ASC 842 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2018. We adopted ASC 842 effective December 1, 2019 using the modified retrospective transition method of applying the new standard at the adoption date. Results for reporting periods beginning on or after December 1, 2019 are presented under the new guidance, while prior period amounts have not been adjusted and continue to be reported in accordance with previous guidance. Disclosures required under the new standard will not be provided for dates and periods before December 1, 2019.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Entities will be required to use a model that will result in the earlier recognition of allowances for losses for trade and other receivables, contract assets, held-to-maturity debt securities, loans, and other instruments. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at August 31, 2020 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$214,037	$—	$—	$214,037
Money market funds	6,538	—	—	6,538
U.S. treasury bonds	4,994	75	—	5,069
Corporate bonds	4,419	56	—	4,475
Total	$229,988	$131	$—	$230,119

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2019 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$144,346	$—	$—	$144,346
Money market funds	9,913	—	—	9,913
State and municipal bond obligations	7,036	1	—	7,037
U.S. treasury bonds	7,221	10	—	7,231
Corporate bonds	5,146	12	—	5,158
Total	$173,662	$23	$—	$173,685

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	August 31, 2020		November 30, 2019
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$214,037	$—	$144,346	$—
Money market funds	6,538	—	9,913	—
State and municipal bond obligations	—	—	—	7,037
U.S. treasury bonds	—	5,069	—	7,231
Corporate bonds	—	4,475	—	5,158
Total	$220,575	$9,544	$154,259	$19,426

The fair value of debt securities by contractual maturity is as follows (in thousands):

	August 31, 2020	November 30, 2019
Due in one year or less	$5,703	$14,004
Due after one year(1)	3,841	5,422
Total	$9,544	$19,426

(1)Includes U.S. treasury bonds and corporate bonds, which are securities representing investments available for current operations and are classified as current on the condensed consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of August 31, 2020 or November 30, 2019.

Note 3: Derivative Instruments

Cash Flow Hedge

On July 9, 2019, we entered into an interest rate swap contract with an initial notional amount of $150.0 million to manage the variability of cash flows associated with approximately one-half of our variable rate debt. The contract matures on April 30, 2024 and requires periodic interest rate settlements. Under this interest rate swap contract, we receive a floating rate based on the greater of 1-month LIBOR or 0.00%, and pay a fixed rate of 1.855% on the outstanding notional amount.

We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our condensed consolidated balance sheets. Although we have determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. As of August 31, 2020 and November 30, 2019, the fair value of the hedge was a loss of $7.5 million and $2.1 million, respectively, which was included in other noncurrent liabilities on our condensed consolidated balance sheets.

The following table presents our interest rate swap contract where the notional amount reflects the quarterly amortization of the interest rate swap, which is equal to approximately one-half of the corresponding reduction in the balance of our term loan as we make scheduled principal payments. The fair value of the derivative represents the discounted value of the expected future discounted cash flows for the interest rate swap, based on the amortization schedule and the current forward curve for the remaining term of the contract, as of the date of each reporting period (in thousands):

	August 31, 2020		November 30, 2019
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$144,375	$(7,462)	$148,125	$(2,054)

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 days and two years from the date the contract was entered. At August 31, 2020, $1.4 million and $0.5 million was recorded in other assets and other current assets, respectively, on our condensed consolidated balance sheets. At November 30, 2019, $0.1 million was recorded in other noncurrent liabilities on our condensed consolidated balance sheets.

In the three and nine months ended August 31, 2020, realized and unrealized gains of $4.5 million and $2.1 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. In the three and nine months ended August 31, 2019, realized and unrealized losses of $1.6 million and $2.9 million, respectively, from our forward contracts were recognized in foreign currency loss, net on our condensed consolidated statements of operations. These gains and losses were substantially offset by realized and unrealized losses and gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	August 31, 2020		November 30, 2019
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$70,358	$1,915	$66,951	$(85)
Forward contracts to purchase U.S. dollars	—	—	1,457	5
Total	$70,358	$1,915	$68,408	$(80)

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at August 31, 2020 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$6,538	$6,538	$—	$—
U.S. treasury bonds	5,069	—	5,069	—
Corporate bonds	4,475	—	4,475	—
Foreign exchange derivatives	1,915	—	1,915	—
Liabilities
Interest rate swap	$(7,462)	$—	$(7,462)	$—

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

We did not have any nonrecurring fair value measurements as of August 31, 2020.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	August 31, 2020			November 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$135,186	$(110,941)	$24,245	$135,186	$(105,967)	$29,219
Customer-related	134,042	(84,624)	49,418	134,042	(74,175)	59,867
Trademarks and trade names	24,740	(17,577)	7,163	24,740	(16,043)	8,697
Non-compete agreement	2,000	(892)	1,108	2,000	(391)	1,609
Total	$295,968	$(214,034)	$81,934	$295,968	$(196,576)	$99,392

In the three and nine months ended August 31, 2020, amortization expense related to intangible assets was $5.8 million and $17.5 million, respectively. In the three and nine months ended August 31, 2019, amortization expense related to intangible assets was $14.5 million and $33.8 million, respectively.

Future amortization expense for intangible assets as of August 31, 2020, is as follows (in thousands):

Remainder of 2020	$5,777
2021	23,117
2022	22,136
2023	21,860
2024	9,044
Total	$81,934

Goodwill

Changes in the carrying amount of goodwill in the nine months ended August 31, 2020 are as follows (in thousands):

Balance, November 30, 2019	$432,824
Measurement period adjustments(1)	(838)
Translation adjustments	(122)
Balance, August 31, 2020	$431,864
(1) Represents final measurement period adjustments related to our Ipswitch acquisition (Note 6)

Changes in the goodwill balances by reportable segment in the nine months ended August 31, 2020 are as follows (in thousands):

	November 30, 2019	Measurement Period Adjustments	Translation adjustments	August 31, 2020
OpenEdge	$366,819	$(838)	$(122)	$365,859
Data Connectivity and Integration	19,040	—	—	19,040
Application Development and Deployment	46,965	—	—	46,965
Total goodwill	$432,824	$(838)	$(122)	$431,864

During the quarter ending August 31, 2020, no triggering events occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

Note 6: Business Combinations

Ipswitch Acquisition

On April 30, 2019, we completed the acquisition of all of the outstanding equity interests of Ipswitch, Inc. (“Ipswitch”) from Roger Greene (the “Seller”) pursuant to the Stock Purchase Agreement, dated as of March 28, 2019, by and among Progress, Ipswitch and the Seller. The acquisition was completed for an aggregate purchase price of $225.0 million, subject to certain customary adjustments as further described in the Stock Purchase Agreement, which was paid in cash. Pursuant to the Stock Purchase Agreement, $22.5 million of the purchase price was deposited into an escrow account to secure certain indemnification and other potential obligations of the Seller to Progress. This escrow was released in full in May 2020 upon expiration of the twelve-month escrow period. The Seller also received an award of approximately $2.0 million in Progress restricted stock as consideration for the Seller entering into a non-competition agreement for three years as set forth in the Stock Purchase Agreement.

Ipswitch enables approximately 24,000 small and medium-sized businesses and enterprises to provide secure data sharing and ensure high-performance infrastructure availability. Through this acquisition, we bolstered our core offerings to small and medium-sized businesses and enterprises, enabling those businesses to respond faster to business demands and to improve productivity. We funded the acquisition through a combination of existing cash resources and a $185.0 million term loan, which is part of our $401.0 million term loan and revolving line of credit (Note 7).

The purchase price has been allocated to Ipswitch’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill.

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

We recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. We believe that the investment value of the future enhancement of our product offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $117.0 million of goodwill, which is deductible for tax purposes.

An election was made under Section 338(h)(10) of the Internal Revenue Code for Ipswitch to treat the transaction as a sale all of its assets on the acquisition date and subsequent liquidation.  As a result, the identifiable intangible assets and goodwill are deductible for tax purposes.

As previously noted, the Seller received a restricted stock award of approximately $2.0 million, subject to continued compliance with the three-year non-compete agreement. We concluded that the restricted stock award is not a compensation arrangement and we recorded the fair value of the award as an intangible asset separate from goodwill. We will recognize intangible asset amortization expense over the term of the agreement, which is 3 years. We recorded $0.5 million of amortization expense related to this restricted stock award for the nine months ended August 31, 2020 in operating expenses on our condensed consolidated statement of operations.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three and nine months ended August 31, 2020, we incurred approximately $0.1 million and $0.4 million of acquisition-related costs, respectively, which are included in acquisition-related expenses on our condensed consolidated statement of operations.

The operations of Ipswitch are included in our operating results as part of the OpenEdge segment from the date of acquisition. The amount of revenue of Ipswitch included in our unaudited condensed consolidated statement of operations during each of the three and nine months ended August 31, 2020 was approximately $17.6 million and $50.1 million, respectively. The amount of revenue of Ipswitch included in our unaudited condensed consolidated statement of operations during the three and nine months ended August 31, 2019 was approximately $10.7 million and $14.0 million, respectively. We determined that disclosing the amount of Ipswitch related earnings included in the consolidated statements of operations is impracticable, as certain operations of Ipswitch were integrated into the operations of the Company from the date of acquisition.

Pro Forma Information

The following pro forma financial information presents the combined results of operations of Progress and Ipswitch as if the acquisition had occurred on December 1, 2017 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected below include only those adjustments that are directly attributable to the Ipswitch acquisition and factually supportable. These pro forma adjustments include (i) a decrease in revenue from Ipswitch due to the beginning balance of deferred revenue being adjusted to reflect the fair value of the acquired balance, (ii) a net increase in amortization expense to record amortization expense for the $111.3 million of acquired identifiable intangible assets and to eliminate historical amortization of Ipswitch intangible assets, (iii) an increase in interest expense to record interest for the period presented as a result of the new credit facility entered into by Progress in connection with the acquisition, and (iv) the income tax effect of the adjustments made at the statutory tax rate of the U.S. (approximately 24.5%). In addition, prior to the acquisition Ipswitch did not pay entity level corporate tax, with the exception of some states, because it was registered as an S-Corporation. Therefore, we applied the statutory tax rate of the U.S. (approximately 24.5%) to the income before tax of Ipswitch as if the acquisition had occurred on December 1, 2017.

The pro forma financial information does not reflect any adjustments for anticipated expense savings resulting from the acquisition and is not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on December 1, 2017. These results are prepared in accordance with ASC 606.

(In thousands, except per share data)	Pro Forma Nine Months Ended August 31, 2019
Revenue	$325,248
Net income	$24,381
Net income per basic share	$0.54
Net income per diluted share	$0.54

Note 7: Term Loan and Line of Credit

On April 30, 2019, we entered into an amended and restated credit agreement (the "Credit Agreement"), which provides for a $301.0 million secured term loan and a $100.0 million secured revolving line of credit. The revolving line of credit may be made available in U.S. Dollars and certain other currencies and may be increased by up to an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments. The revolving line of credit has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million.

The Credit Agreement modified our prior credit facility by extending the maturity date to April 30, 2024 and extending the principal repayments of the term loan. We borrowed an additional $185.0 million under the term loan as part of this modified credit facility. The new term loan was used to partially fund our acquisition of Ipswitch (Note 6) and we expect to use the revolving line of credit for general corporate purposes, which may include acquisitions of other businesses, and may also use it for working capital.

Interest rates for the term loan and revolving line of credit are based upon our leverage ratio and determined based on an index selected at our option. The rates range from 1.50% to 2.00% above the Eurocurrency rate for Eurocurrency-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates for those currencies. A quarterly commitment fee on the undrawn portion of the revolving line of credit is required and ranges from 0.25% to 0.35% per annum based on our leverage ratio. The interest rate as of August 31, 2020 was 1.81%.

The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full. The revolving line of credit does not require amortization of principal. The outstanding balance of the term loan as of August 31, 2020 was $289.7 million, with $16.9 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended August 31, 2019. The principal repayment amounts are in accordance with the following schedule: (i) four payments of $1.9 million each, (ii) four payments of $3.8 million each, (iii) four payments of $5.6 million each, (iv) four payments of $7.5 million each, (v) three payments of $9.4 million each, and (vi) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of August 31, 2020, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Costs incurred to obtain our long-term debt of $1.6 million, along with $1.2 million of unamortized debt issuance costs related to the previous credit agreement, are recorded as debt issuance costs as a direct deduction from the carrying value of the debt liability on our condensed consolidated balance sheets as of August 31, 2020. These costs are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to the debt issuance costs was $0.1 million for each of the three months ended August 31, 2020 and August 31, 2019. Amortization expense related to the debt issuance costs was $0.4 million and $0.3 million for the nine months ended August 31, 2020 and August 31, 2019, respectively. These amounts are recorded in interest expense on our condensed consolidated statements of operations.

Revolving loans may be borrowed, repaid, and reborrowed until April 30, 2024, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three-month interval in the case of loans with interest periods greater than three months) with respect to Eurocurrency rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of Eurocurrency rate loans. As of August 31, 2020, there were no amounts outstanding under the revolving line of credit and $1.9 million of letters of credit outstanding. On October 5, 2020, we completed the acquisition of Chef Software and funded the purchase price, in part, by drawing down $98.5 million under the revolving line of credit (Note 17).

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

As of August 31, 2020, aggregate principal payments of long-term debt for the next five years are (in thousands):

Remainder of 2020	$3,762
2021	18,813
2022	26,338
2023	33,863
2024	206,937
Total	$289,713

Note 8: Leases

In February 2016, the FASB issued ASC 842 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted ASC 842 on December 1, 2019 using the modified retrospective method and as a result did not adjust comparative periods or modify disclosures in those comparative periods.

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

Consideration in the contract is comprised of any fixed payments and variable payments that depend on an index or rate. Payments in the Company's operating lease arrangements primarily consist of base office rent. In accordance with ASC 842, variable payments in an agreement that are not dependent on an index or rate are excluded from the calculation of ROU assets and lease liabilities. The Company makes variable payments on certain of its leases related to taxes, insurance, common area maintenance, and utilities, among other things.

The adoption of ASC 842 on December 1, 2019 resulted in the recognition of operating lease ROU assets of approximately $28.9 million and operating lease liabilities of approximately $29.9 million. The difference between the value of the ROU assets and lease liabilities is due to the reclassification of existing deferred rent, prepaid rent, and unamortized lease incentives as of December 1, 2019. Operating leases are included in ROU assets and lease liabilities on the Company’s balance sheets. ROU assets and lease liabilities are to be presented separately for operating and finance leases; however, the Company currently has no material finance leases. The adoption of ASC 842 did not have a material impact on the Company’s condensed consolidated statement of operations, consolidated statement of stockholders' equity, consolidated statement of comprehensive income (loss) or consolidated statement of cash flows. The adoption of ASC 842 had no impact on liquidity or the Company’s debt-covenant compliance under its current debt agreements.

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

The Company has operating leases for administrative, product development, and sales and marketing facilities, vehicles, and equipment under various non-cancelable lease agreements. The Company’s leases have remaining lease terms ranging from 1 year to 10 years. The Company’s lease terms may include options to extend or terminate the lease where it is reasonably certain that the Company will exercise those options. The Company considers several economic factors when making the determination as to whether the Company will exercise options to extend or terminate the lease, including but not limited to, the significance of leasehold improvements incurred in the office space, the difficulty in replacing the asset, underlying contractual obligations, or specific characteristics unique to a particular lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of operating lease cost for the three and nine months ended August 31, 2020 were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	August 31, 2020	August 31, 2020
Lease costs under long-term operating leases	$1,714	$5,471
Lease costs under short-term operating leases	235	379
Variable lease cost under short-term and long-term operating leases(1)	113	301
Operating lease right-of-use asset impairment	—	1,189
Total operating lease cost	$2,062	$7,340
(1) Lease costs that are not fixed at lease commencement.

The table below presents supplemental cash flow information related to leases during the nine months ended August 31, 2020 (in thousands):

Nine Months Ended
August 31, 2020
Cash paid for leases	$5,979
Right-of-use assets recognized for new leases and amendments (non-cash)	$204

Weighted average remaining lease term in years and weighted average discount rate are as follows:

August 31, 2020
Weighted average remaining lease term in years	4.51
Weighted average discount rate	2.3%

Future payments under non-cancellable leases at August 31, 2020 are as follows (in thousands):

Remainder of 2020	$1,906
2021	6,267
2022	5,518
2023	5,325
2024	5,236
Thereafter	2,841
Total lease payments	27,093
Less imputed interest(1)	(1,380)
Present value of lease liabilities	$25,713
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated as a result of a lease reassessment event.

As previously disclosed in the Company’s 2019 10-K, the following table summarizes the future non-cancelable minimum lease commitments (including office space, copiers, and automobiles) at November 30, 2019 under the previous lease accounting standard, ASC 840, Leases (in thousands):

2020	$7,453
2021	5,711
2022	4,977
2023	5,017
2024	5,102
Thereafter	2,904
Total	$31,164

Note 9: Common Stock Repurchases

In January 2020, our Board of Directors increased the total share repurchase authorization from $75 million to $250 million. In the three months ended August 31, 2020 and August 31, 2019, we did not repurchase and retire any shares of our common stock. In the nine months ended August 31, 2020 and August 31, 2019, we repurchased and retired 0.4 million shares for $20 million and 0.7 million shares for $25 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of August 31, 2020, there was $230 million remaining under the current authorization.

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

During the first nine months of fiscal years 2018, 2019 and 2020, we granted performance-based restricted stock units that include two performance metrics under our Long-Term Incentive Plan ("LTIP") where the performance measurement period is three years. Vesting of the LTIP awards is as follows: (i) 50% is based on our level of attainment of specified total stockholder return ("TSR") targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods, and (ii) 50% is based on achievement of a three-year cumulative performance condition (operating income). In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award, and used the closing price of our common stock on the date of grant, less the present value of expected dividends when applicable, for the portion related to the performance condition.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Cost of maintenance and services	$322	$317	$979	$811
Sales and marketing	1,035	968	3,195	3,205
Product development	1,693	1,529	5,518	5,393
General and administrative	2,635	2,676	7,667	8,002
Total stock-based compensation	$5,685	$5,490	$17,359	$17,411

Note 11: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the nine months ended August 31, 2020 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Investments	Unrealized Losses on Hedging Activity	Accumulated Other Comprehensive Loss
Balance, December 1, 2019	$(28,393)	$(30)	$(1,551)	$(29,974)
Other comprehensive income (loss) before reclassifications, net of tax	374	105	(4,106)	(3,627)
Balance, August 31, 2020	$(28,019)	$75	$(5,657)	$(33,601)

The tax effect on accumulated unrealized losses on hedging activity and unrealized (losses) gains on investments was $1.7 million and $0.4 million as of August 31, 2020 and November 30, 2019, respectively.

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

As of August 31, 2020, invoicing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2021	$6,694
2022	1,866
2023	180
Total	$8,740

Contract assets, which arise when revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation, were $1.2 million as of August 31, 2020 and $4.0 million as of November 30, 2019. These amounts are included in unbilled receivables or long-term unbilled receivables on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Our deferred revenue balance is primarily made up of deferred maintenance from our OpenEdge and Application Development and Deployment segments.

As of August 31, 2020, the changes in deferred revenue were as follows (in thousands):

Balance, December 1, 2019	$177,246
Billings and other	313,875
Revenue recognized	(319,765)
Balance, August 31, 2020	$171,356

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of August 31, 2020, transaction price allocated to remaining performance obligations was $175 million. We expect to recognize approximately 88% of the revenue within the next year and the remainder thereafter.

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

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $2.1 million and $1.7 million as of August 31, 2020 and November 30, 2019, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 13: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2019	$196	$2,007	$2,203
Costs incurred	1,678	148	1,826
Cash disbursements	(1,148)	(1,983)	(3,131)
Translation adjustments and other	(16)	—	(16)
Balance, August 31, 2020	$710	$172	$882

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

We did not incur any expenses related to this restructuring in the three months ended August 31, 2020. For the nine months ended August 31, 2020, we incurred expenses of $0.1 million related to this restructuring. The expenses are recorded as restructuring expenses in the condensed consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2019	$—	$1,460	$1,460
Costs incurred	—	109	109
Cash disbursements	—	(1,404)	(1,404)
Balance, August 31, 2020	$—	$165	$165

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. Accordingly, the balance of the restructuring reserve of $0.2 million is included in other accrued liabilities on the condensed consolidated balance sheet at August 31, 2020. We do not expect to incur additional material costs with respect to this restructuring.

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

Costs incurred related to this restructuring event were minimal during the three months ended August 31, 2020. For the nine months ended August 31, 2020, we incurred expenses of $1.4 million related to this restructuring. The expenses are recorded in restructuring expense on the condensed consolidated statements of operations and include charges for the impairment of operating lease right-of-use assets of $1.2 million for the nine months ended August 31, 2020 (Note 8).

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2019	$5	$547	$552
Costs incurred	1,409	39	1,448
Cash disbursements	(747)	(579)	(1,326)
Translation adjustments and other	(15)	—	(15)
Balance, August 31, 2020	$652	$7	$659

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. Accordingly, the balance of the restructuring reserve of $0.7 million is included in short-term operating lease liabilities on the condensed consolidated balance sheet at August 31, 2020.

Note 14: Income Taxes

Our income tax provision for the third quarter of fiscal years 2020 and 2019 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events, which are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 21% in the third fiscal quarter of 2020 compared to (11)% in the third fiscal quarter of 2019. Our effective tax rate was 22% in the nine month period ended August 31, 2020 compared to 18% in the same period of 2019.The primary reason for the increase in the effective rate is that during the preparation of our financial statements for the three months ended August 31, 2019, we identified an error in our income tax provisions for the first and second quarters of fiscal year 2019 related to the tax treatment of an intercompany sale of intellectual property that occurred in fiscal year 2018. As a result of the error, income tax expense was overstated by $1.1 million and $2.5 million during the first and second quarters of fiscal year 2019, respectively. We determined that the error was not material to the first and second quarters of fiscal year 2019 and corrected the error by recording an out of period $3.6 million tax benefit in our financial statements for the period ended August 31, 2019. If the error had not occurred, the effective tax rate in the third quarter of fiscal year 2019 would have been 18%.

Our federal income tax returns have been examined or are closed by statute for all years prior to fiscal year 2017. Our state income tax returns have been examined or are closed by statute for all years prior to fiscal year 2015.

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

	Three Months Ended		Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Net income	$23,977	$13,557	$62,061	$31,140
Weighted average shares outstanding	45,036	44,716	44,941	44,761
Dilutive impact from common stock equivalents	328	587	441	531
Diluted weighted average shares outstanding	45,364	45,303	45,382	45,292
Basic earnings per share	$0.53	$0.30	$1.38	$0.70
Diluted earnings per share	$0.53	$0.30	$1.37	$0.69

We excluded stock awards representing approximately 1,450,000 shares and 1,216,000 shares of common stock from the calculation of diluted earnings per share in the three and nine months ended August 31, 2020, respectively, because these awards were anti-dilutive. In the three and nine months ended August 31, 2019, we excluded stock awards representing 1,236,000 shares and 898,000 shares of common stock, respectively, from the calculation of diluted earnings per share as they were anti-dilutive.

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

The following table provides revenue and contribution margin from our reportable segments and reconciles to our consolidated income from continuing operations before income taxes:

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Segment revenue:
OpenEdge	$85,794	$78,607	$240,608	$211,679
Data Connectivity and Integration	4,468	8,754	21,815	27,686
Application Development and Deployment	19,437	19,355	57,342	56,895
Total revenue	109,699	106,716	319,765	296,260
Segment costs of revenue and operating expenses:
OpenEdge	18,358	22,711	55,984	60,123
Data Connectivity and Integration	1,931	1,943	6,240	5,249
Application Development and Deployment	7,298	6,093	21,572	17,067
Total costs of revenue and operating expenses	27,587	30,747	83,796	82,439
Segment contribution margin:
OpenEdge	67,436	55,896	184,624	151,556
Data Connectivity and Integration	2,537	6,811	15,575	22,437
Application Development and Deployment	12,139	13,262	35,770	39,828
Total contribution margin	82,112	75,969	235,969	213,821
Other unallocated expenses(1)	48,919	60,009	146,755	167,711
Income from operations	33,193	15,960	89,214	46,110
Other expense, net	(2,962)	(3,718)	(9,206)	(8,038)
Income before income taxes	$30,231	$12,242	$80,008	$38,072
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

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Performance obligations transferred at a point in time:
Software licenses	$27,514	$30,686	$77,806	$83,216
Performance obligations transferred over time:
Maintenance	72,764	67,611	214,506	190,138
Services	9,421	8,419	27,453	22,906
Total revenue	$109,699	$106,716	$319,765	$296,260

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

	Three Months Ended		Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
North America	$62,927	$60,208	$184,904	$163,766
EMEA	37,447	35,109	106,592	102,114
Latin America	3,547	5,470	10,893	14,039
Asia Pacific	5,778	5,929	17,376	16,341
Total revenue	$109,699	$106,716	$319,765	$296,260

No single customer, partner, or country outside of the U.S. has accounted for more than 10% of our total revenue for the three or nine months ended August 31, 2020 and August 31, 2019. As of August 31, 2020 and November 30, 2019, no individual customer accounted for 10% or more of our net accounts receivable balance. As of August 31, 2020 and November 30, 2019, no individual foreign country accounted for 10% or more of total consolidated assets.

Note 17: Subsequent Events

On October 5, 2020, we completed the acquisition of Chef Software for $220 million in cash, subject to customary adjustments. The acquisition was funded with existing cash on hand and borrowings under our existing credit facility. Chef provides complete infrastructure automation to build, deploy, manage and secure applications in modern multi-cloud and hybrid environments, as well as on-premises. Results of operations for Chef will be included in our consolidated financial statements as part of the Application Development and Deployment business segment from the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with GAAP. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates. The most significant estimates relate to: the timing and amounts of revenue recognition, including the determination of the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and the transaction price allocated to performance obligations; the realization of tax assets and estimates of tax liabilities; fair values of investments in marketable securities; intangible assets and goodwill valuations; the recognition and disclosure of contingent liabilities; the collectability of accounts receivable; and assumptions used to determine the fair value of stock-based compensation. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements in Item 8 of our 2019 10-K.

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “believe,” “may,” “could,” “would,” “might,” “should,” “expect,” “intend,” “plan,” “target,” “anticipate” and “continue,” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are a number of factors that could cause actual results or future events to differ materially from those anticipated by the forward-looking statements, including, without limitation: (1) Economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price. (2) We may fail to achieve our financial forecasts due to such factors as delays or size reductions in transactions, fewer large transactions in a particular quarter, fluctuations in currency exchange rates, or a decline in our renewal rates for contracts. (3) Our ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy, may not be successful. (4) If we are unable to develop new or sufficiently differentiated products and services, or to enhance and improve our existing products and services in a timely manner to meet market demand, partners and customers may not purchase new software licenses or subscriptions or purchase or renew support contracts. (5) We depend upon our extensive partner channel and we may not be successful in retaining or expanding our relationships with channel partners. (6) Our international sales and operations subject us to additional risks that can adversely affect our operating results, including risks relating to foreign currency gains and losses. (7) If the security measures for our software, services or other offerings are compromised or subject to a successful cyber-attack, or if such offerings contain significant coding or configuration errors, we may experience reputational harm, legal claims and financial exposure. (8) We have made acquisitions, and may make acquisitions in the future, including our acquisition of Chef, and those acquisitions may not be successful, may involve unanticipated costs or other integration issues or may disrupt our existing operations. (9) Failure to recognize the benefits of the proposed acquisition of Chef could negatively impact our future results of operations and financial condition; (10) The coronavirus disease (COVID-19) outbreak and the impact it could have on our employees, customers, partners, and the global financial markets could adversely affect our business, results of operations and financial condition. For further information regarding risks and uncertainties associated with Progress' business, please refer to Progress' filings with the Securities and Exchange Commission, including its 2019 10-K. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to impact the U.S. and the world. COVID-19 has disrupted the business of our customers and partners, and negatively impacted our business and consolidated results of operations, and could impact our financial condition in the future. We are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers and partners and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

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

The key tenets of our strategic plan and operating model are as follows:

Align Resources to Drive Profitability. Our organizational philosophy and operating principles focus primarily on customer and partner retention and success for our products and a streamlined operating approach in order to more efficiently drive revenue.

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

Our offerings enable developers to build the most modern applications quickly and easily, and include:

◦our OpenEdge software, which provides a unified development environment consisting of development tools, application servers, application management tools, an embedded relational database management system and the capability to connect and integrate with other applications and data sources;
◦our leading UI development tools, which enable organizations to easily build engaging user interfaces for any device or front end;
◦our data connectivity and integration offerings;
◦our business logic and rules offerings;
◦our secure file transfer solutions, which provide secure collaboration and automated file transfers of sensitive data and advanced workflow automation offerings;
◦our network management offerings, which enable small and medium-sized businesses to monitor and manage their IT infrastructure and applications; and
◦web content management for delivering personalized and engaging digital experiences.

Total Growth Strategy Driven by Accretive M&A. We are pursuing a total growth strategy driven by accretive acquisitions of businesses within the software infrastructure space, with products that appeal to both IT organizations and individual developers. These acquisitions must meet strict financial criteria, which will enable us to drive significant stockholder returns by providing scale and increased cash flows. As described below, in April 2019, we acquired Ipswitch in a transaction that met these strict financial criteria. In addition, and as described below, in October 2020, we acquired Chef Software in a transaction that we expect will meet these strict financial criteria.

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

In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. We repurchased and retired 0.4 million shares of our common stock for $20.0 million in the nine months ended August 31, 2020. The shares were repurchased as part of our Board of Directors authorized share repurchase program. As of August 31, 2020, there was $230.0 million remaining under the current authorization.

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. In September 2018, the quarterly cash dividend was increased to $0.155 per share of common stock. On September 24, 2019, our Board of Directors approved an additional increase to our quarterly cash dividend from $0.155 to $0.165 per share of common stock. On September 23, 2020, our Board of Directors approved an additional increase to our quarterly cash dividend from $0.165 to $0.175 per share of common stock.

On September 23, 2020, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that will be paid on December 15, 2020 to shareholders of record as of the close of business on December 1, 2020.We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy.

In furtherance of our acquisition strategy, on April 30, 2019, we acquired all of the outstanding equity interests of Ipswitch, a provider of award-winning and easy-to-use secure data file transfer and network management software, for an aggregate purchase price of approximately $225.0 million. Additionally, on October 5, 2020, we acquired Chef, a global leader in providing complete infrastructure automation to build, deploy, manage and secure applications in modern multi-cloud and hybrid environments, as well as on-premises, for $220 million.

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

We also believe that our financial resources have allowed, and will continue to allow us to manage the impact of COVID-19 on our business operations for the foreseeable future, which has included reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business continues to evolve rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. Since approximately one-third of our revenue is denominated in foreign currency, and given the volatility in the global economy created by COVID-19, our revenue results in fiscal year 2020 have been impacted by fluctuations in foreign currency exchange rates.

Results of Operations

Revenue

	Three Months Ended		% Change
(In thousands)	August 31, 2020	August 31, 2019	As Reported	Constant Currency
Revenue	$109,699	$106,716	3%	3%

	Nine Months Ended		% Change
(In thousands)	August 31, 2020	August 31, 2019	As Reported	Constant Currency
Revenue	$319,765	$296,260	8%	9%

Total revenue increased in both the three and nine month periods ended August 31, 2020 compared to the corresponding periods in 2019, primarily due to the acquisition of Ipswitch, which was reflected in our results for the final seven months of fiscal 2019, partially offset by a decrease in license sales in our Data Connectivity and Integration segment. Ipswitch revenue was $17.6 million and $50.1 million for the third quarter and first nine months of fiscal year 2020, respectively. Ipswitch revenue was $10.7 million and $14.0 million for the third quarter and first nine months of fiscal year 2019, respectively.

Software License Revenue

	Three Months Ended		% Change
(In thousands)	August 31, 2020	August 31, 2019	As Reported	Constant Currency
Software Licenses	$27,514	$30,686	(10)%	(10)%
As a percentage of total revenue	25%	29%

	Nine Months Ended		% Change
(In thousands)	August 31, 2020	August 31, 2019	As Reported	Constant Currency
Software Licenses	$77,806	$83,216	(7)%	(6)%
As a percentage of total revenue	24%	28%

Software license revenue decreased compared to the same periods last year primarily due to a decrease in license sales in our Data Connectivity and Integration and Application Development and Deployment segments, partially offset by an increase in Ipswitch license sales, which are included in our OpenEdge segment. Refer to the Revenue by Segment section below for further discussion.

Maintenance and Services Revenue

	Three Months Ended		% Change
(In thousands)	August 31, 2020	August 31, 2019	As Reported	Constant Currency
Maintenance	$72,764	$67,611	8%	8%
As a percentage of total revenue	66%	63%
Services	9,421	8,419	12%	11%
As a percentage of total revenue	9%	8%
Total maintenance and services revenue	$82,185	$76,030	8%	8%
As a percentage of total revenue	75%	71%

	Nine Months Ended		% Change
(In thousands)	August 31, 2020	August 31, 2019	As Reported	Constant Currency
Maintenance	$214,506	$190,138	13%	14%
As a percentage of total revenue	67%	64%
Services	27,453	22,906	20%	20%
As a percentage of total revenue	9%	8%
Total maintenance and services revenue	$241,959	$213,044	14%	14%
As a percentage of total revenue	76%	72%

Maintenance and services revenue increased in all periods due to our acquisition of Ipswitch. The increase in services revenue was also driven by our Application Development and Deployment segment.

Revenue by Region

	Three Months Ended		% Change
(In thousands)	August 31, 2020	August 31, 2019	As Reported	Constant Currency
North America	$62,927	$60,208	5%	5%
As a percentage of total revenue	57%	56%
Europe, the Middle East and Africa ("EMEA")	$37,447	$35,109	7%	5%
As a percentage of total revenue	34%	33%
Latin America	$3,547	$5,470	(35)%	(22)%
As a percentage of total revenue	3%	5%
Asia Pacific	$5,778	$5,929	(3)%	(3)%
As a percentage of total revenue	6%	6%

	Nine Months Ended		% Change
(In thousands)	August 31, 2020	August 31, 2019	As Reported	Constant Currency
North America	$184,904	$163,766	13%	13%
As a percentage of total revenue	58%	55%
EMEA	$106,592	$102,114	4%	5%
As a percentage of total revenue	33%	34%
Latin America	$10,893	$14,039	(22)%	(11)%
As a percentage of total revenue	4%	5%
Asia Pacific	$17,376	$16,341	6%	8%
As a percentage of total revenue	5%	6%

Total revenue generated in North America increased by $2.7 million and $21.1 million for the three and nine month periods ended August 31, 2020, compared to the corresponding periods in 2019, primarily due to our acquisition of Ipswitch, offset by decreased license sales in our Data Connectivity and Integration segment. The increase in revenue generated in EMEA in all periods was also due to our acquisition of Ipswitch. Revenue in Latin America decreased in all periods primarily due to the effect of foreign exchange rates. Revenue in Asia Pacific remained flat in the three month period ended August 31, 2020 compared to the same quarter last year. The increase in revenue generated in Asia Pacific in the nine month period ended August 31, 2020 was primarily due to an increase in OpenEdge maintenance and services revenue, driven by our acquisition of Ipswitch.

In the first nine months of fiscal year 2020, revenue generated in markets outside North America represented 42% of total revenue compared to 43% of total revenue on a constant currency basis and 45% of total revenue in the same period last year.

Revenue by Segment

	Three Months Ended		% Change
(In thousands)	August 31, 2020	August 31, 2019	As Reported	Constant Currency
OpenEdge segment	$85,794	$78,607	9%	9%
Data Connectivity and Integration segment	4,468	8,754	(49)%	(49)%
Application Development and Deployment segment	19,437	19,355	—%	—%
Total revenue	$109,699	$106,716	3%	3%

	Nine Months Ended		% Change
(In thousands)	August 31, 2020	August 31, 2019	As Reported	Constant Currency
OpenEdge segment	$240,608	$211,679	14%	15%
Data Connectivity and Integration segment	21,815	27,686	(21)%	(21)%
Application Development and Deployment segment	57,342	56,895	1%	1%
Total revenue	$319,765	$296,260	8%	9%

Revenue in our OpenEdge segment increased in all periods primarily due to our acquisition of Ipswitch. Data Connectivity and Integration revenue decreased in all periods due to the timing of term license renewals by certain of our OEM partners. Application Development and Deployment revenue increased in all periods shown primarily due to higher professional services and maintenance revenues, offset by lower license revenues.

Cost of Software Licenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	% Change	August 31, 2020	August 31, 2019	% Change
Cost of software licenses	$1,103	$1,204	(8)%	$3,302	$3,296	—%
As a percentage of software license revenue	4%	4%		4%	4%
As a percentage of total revenue	1%	1%		1%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication, and packaging. The decrease in cost of software licenses in the three month period ending August 31, 2020, compared to the corresponding period in 2019, was the result of lower payments of royalties to third parties as compared to the prior period. Cost of software licenses remained flat in the nine month period ended August 31, 2020 as compared to the same period in 2019.

Cost of Maintenance and Services

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	Change		August 31, 2020	August 31, 2019	Change
Cost of maintenance and services	$11,971	$12,163	$(192)	(2)%	$35,607	$32,182	$3,425	11%
As a percentage of maintenance and services revenue	15%	16%			15%	15%
As a percentage of total revenue	11%	11%			11%	11%
Components of cost of maintenance and services:
Personnel related costs	$8,258	$8,584	$(326)	(4)%	$25,105	$22,891	$2,214	10%
Contractors and outside services	2,894	2,679	215	8%	8,283	6,917	1,366	20%
Hosting and other	819	900	(81)	(9)%	2,219	2,374	(155)	(7)%
Total cost of maintenance and services	$11,971	$12,163	$(192)	(2)%	$35,607	$32,182	$3,425	11%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. Cost of maintenance and services in the three month period ending August 31, 2020 as compared to the prior year period remained flat. The increase in the nine month period ending August 31, 2020 as compared to the prior year period was primarily due to personnel related costs resulting from our acquisition of Ipswitch and increased contractor costs associated with professional services costs.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	% Change	August 31, 2020	August 31, 2019	% Change
Amortization of intangibles	$1,664	$7,458	(78)%	$4,974	$18,997	(74)%
As a percentage of total revenue	2%	7%		2%	6%

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

Gross Profit

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	% Change	August 31, 2020	August 31, 2019	% Change
Gross profit	$94,961	$85,891	11%	$275,882	$241,785	14%
As a percentage of total revenue	87%	80%		86%	82%

Our gross profit increased in both periods primarily due to the increase in maintenance revenue and the decrease in the amortization of intangibles, offset slightly by the decrease of license revenue and increase of cost of maintenance and services, each as described above.

Sales and Marketing

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	Change		August 31, 2020	August 31, 2019	Change
Sales and marketing	$22,186	$25,177	$(2,991)	(12)%	$68,100	$72,332	$(4,232)	(6)%
As a percentage of total revenue	20%	24%			21%	24%
Components of sales and marketing:
Personnel related costs	$19,243	$21,496	$(2,253)	(10)%	$58,472	$60,121	$(1,649)	(3)%
Contractors and outside services	388	568	$(180)	(32)%	1,257	1,318	$(61)	(5)%
Marketing programs and other	2,555	3,113	$(558)	(18)%	8,371	10,893	$(2,522)	(23)%
Total sales and marketing	$22,186	$25,177	$(2,991)	(12)%	$68,100	$72,332	$(4,232)	(6)%

Sales and marketing expenses decreased in both periods shown as compared to the corresponding periods last year. For the three and nine month periods ended August 31, 2020, the change as compared to the same periods in 2019 was due to decreased travel and in-person events resulting from restrictions related to the COVID-19 pandemic, as well as cost reductions resulting from our decision to reduce our current and ongoing investment levels within our cognitive application product lines in the fourth quarter of fiscal year 2019. These decreases were partially offset by increased costs resulting from the acquisition of Ipswitch on April 30, 2019.

Product Development

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	Change		August 31, 2020	August 31, 2019	Change
Product development costs	$20,676	$23,126	$(2,450)	(11)%	$64,117	$64,704	$(587)	(1)%
As a percentage of total revenue	19%	22%			20%	22%
Components of product development costs:
Personnel related costs	$20,027	$22,148	$(2,121)	(10)%	$62,139	$62,440	$(301)	—%
Contractors and outside services	460	807	$(347)	(43)%	1,583	1,752	$(169)	(10)%
Other product development costs	189	171	$18	11%	395	512	$(117)	(23)%
Total product development costs	$20,676	$23,126	$(2,450)	(11)%	$64,117	$64,704	$(587)	(1)%

Product development expenses decreased in both periods presented as compared to the same periods last year primarily due to decreased travel resulting from restrictions related to the COVID-19 pandemic, and cost reductions resulting from our decision to reduce our current and ongoing investment levels within our cognitive application product lines in the fourth quarter of fiscal year 2019.

General and Administrative

	Three Months Ended				Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	Change		August 31, 2020	August 31, 2019	Change
General and administrative	$13,514	$13,506	$8	—%	$38,702	$38,445	$257	1%
As a percentage of total revenue	12%	13%			12%	13%
Components of general and administrative:
Personnel related costs	$10,768	$10,582	$186	2%	$31,121	$31,112	$9	—%
Contractors and outside services	2,238	1,900	$338	18%	5,921	5,226	$695	13%
Other general and administrative costs	508	1,024	$(516)	(50)%	1,660	2,107	$(447)	(21)%
Total cost of general and administrative	$13,514	$13,506	$8	—%	$38,702	$38,445	$257	1%
General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses remained flat during the three month period ended August 31, 2020 as compared to the same quarter last year. General and administrative expenses increased during the nine month period ended August 31, 2020 as compared to the same period last year primarily due to higher outside services and contractor costs.

Amortization of Intangibles

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	% Change	August 31, 2020	August 31, 2019	% Change
Amortization of intangibles	$4,176	$7,068	(41)%	$12,484	$14,841	(16)%
As a percentage of total revenue	4%	7%		4%	5%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of intangibles decreased in all periods presented compared to the corresponding period in 2019 due to certain intangible assets being fully amortized and the impairment of intangible assets, as discussed above.

Restructuring Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	% Change	August 31, 2020	August 31, 2019	% Change
Restructuring expenses	$91	$801	(89)%	$1,826	$3,993	(54)%
As a percentage of total revenue	—%	1%		1%	1%

Restructuring expenses recorded in the first nine months of fiscal year 2020 relate primarily to the restructuring activities that occurred in fiscal year 2019. See Note 13 to the condensed consolidated financial statements for additional details, including types of expenses incurred and the timing of future expenses and cash payments. See also the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	% Change	August 31, 2020	August 31, 2019	% Change
Acquisition-related expenses	$1,125	$253	345	$1,439	$1,360	6%
As a percentage of total revenue	1%	—%		—%	—%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses in both the third quarter and first nine months of fiscal year 2020 increased compared to the same periods in 2019 and were primarily related to the acquisition of Chef, which was completed on October 5, 2020. Acquisition-related expenses in both the third quarter and first nine months of fiscal year 2019 were related to the acquisition of Ipswitch.

Income from Operations

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	% Change	August 31, 2020	August 31, 2019	% Change
Income from operations	$33,193	$15,960	108%	$89,214	$46,110	93%
As a percentage of total revenue	30%	15%		28%	16%

Income from operations increased year over year in both periods due to an increase in revenue and decreases in costs of revenue and operating expenses as shown above.
Income from Operations by Segment

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	% Change	August 31, 2020	August 31, 2019	% Change
OpenEdge segment	$67,436	$55,896	21%	$184,624	$151,556	22%
Data Connectivity and Integration segment	2,537	6,811	(63)%	15,575	22,437	(31)%
Application Development and Deployment segment	12,139	13,262	(8)%	35,770	39,828	(10)%
Other unallocated expenses(1)	(48,919)	(60,009)	18%	(146,755)	(167,711)	12%
Income from operations	$33,193	$15,960	108%	$89,214	$46,110	93%

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

Other (Expense) Income, Net

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	% Change	August 31, 2020	August 31, 2019	% Change
Interest expense	$(2,302)	$(3,321)	31%	$(7,692)	$(6,920)	(11)%
Interest income and other, net	110	377	(71)%	443	950	(53)%
Foreign currency loss, net	(770)	(774)	1%	(1,957)	(2,068)	5%
Total other expense, net	$(2,962)	$(3,718)	20%	$(9,206)	$(8,038)	(15)%
As a percentage of total revenue	(3)%	(3)%		(3)%	(3)%

Other expense, net, decreased in the three month period ended August 31, 2020 as compared to the same period in the prior year is a result of lower interest expense due to declining interest rates and a lower principal balance on outstanding debt in the period. Other expense, net, increased in the nine month period ended August 31, 2020 due to an increase in interest expense resulting from an increase in the principle balance of our debt in the second quarter of fiscal year 2019 to fund the Ipswitch acquisition, offset by declining rates throughout fiscal year 2020.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	% Change	August 31, 2020	August 31, 2019	% Change
Provision (benefit) for income taxes	$6,254	$(1,315)	(576)%	$17,947	$6,932	159%
As a percentage of total revenue	6%	(1)%		6%	2%

Our effective tax rate was 21% in the third fiscal quarter of 2020 compared to (11)% in the third fiscal quarter of 2019. Our effective tax rate was 22% in the nine month period ended August 31, 2020 compared to 18% in the same period of 2019.The primary reason for the increase in effective rate is that during the preparation of our financial statements for the three months ended August 31, 2019, we identified an error in our income tax provisions for the first and second quarters of fiscal year 2019 related to the tax treatment of an intercompany sale of intellectual property that occurred in fiscal year 2018. As a result of the error, income tax expense was overstated by $1.1 million and $2.5 million during the first and second quarters of fiscal year 2019, respectively. We determined that the error was not material to the first and second quarters of fiscal year 2019 and corrected the error by recording an out of period $3.6 million tax benefit in our financial statements for the period ended August 31, 2019. If the error had not occurred, the effective tax rate in the third quarter of fiscal year 2019 would have been 18%. The primary reason why the effective tax rate would have been lower in fiscal year 2019 versus fiscal year 2020 is due to a shift in a significant amount of income from a low tax jurisdiction to the United States from fiscal year 2019 to fiscal year 2020.

Net Income

	Three Months Ended			Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019	% Change	August 31, 2020	August 31, 2019	% Change
Net income	$23,977	$13,557	77%	$62,061	$31,140	99%
As a percentage of total revenue	22%	13%		19%	11%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	August 31, 2020	November 30, 2019
Cash and cash equivalents	$220,575	$154,259
Short-term investments	9,544	19,426
Total cash, cash equivalents and short-term investments	$230,119	$173,685

The increase in cash, cash equivalents and short-term investments of $56.4 million from the end of fiscal year 2019 was due to cash inflows from operations of $102.1 million, $5.0 million in cash received from the issuance of common stock, and the effect of exchange rates on cash of $2.7 million. These cash inflows were offset by repurchases of common stock of $20.0 million, dividend payments of $22.4 million, payments of debt obligations in the amount of $7.5 million, and purchases of property and equipment of $3.4 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of August 31, 2020, $25.1 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. We repurchased and retired 0.4 million shares of our common stock for $20.0 million in the nine months ended
August 31, 2020 and 0.7 million shares for $25.0 million in the nine months ended August 31, 2019. We did not repurchase and retire any shares of our common stock in the three month periods ended August 31, 2020 and August 31, 2019. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of August 31, 2020, there was $230.0 million remaining under the current authorization.

Dividends

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. In September 2018, the quarterly cash dividend was increased to $0.155 per share of common stock. On September 24, 2019, our Board of Directors approved an additional increase to our quarterly cash dividend from $0.155 to $0.165 per share of common stock. On September 23, 2020, our Board of Directors approved an additional increase to our quarterly cash dividend from $0.165 to $0.175 per share of common stock

On January 8, 2020, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock that was paid on March 16, 2020 to stockholders of record as of the close of business on March 2, 2020. On March 18, 2020, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock that was paid on June 15, 2020 to shareholders of record as of the close of business on June 1, 2020. On June 23, 2020, our Board of Directors declared a quarterly dividend of $0.165 per share of common stock that was paid on September 15, 2020 to shareholders of record as of the close of business on September 1, 2020. On September 23, 2020, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that will be paid on December 15, 2020 to shareholders of record as of the close of business on December 1, 2020.

Restructuring Activities

During the second quarter of fiscal year 2019, we restructured our operations in connection with the acquisition of Ipswitch. This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Ipswitch. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2020, but we do not expect these costs to be material. Costs incurred related to this restructuring event were minimal during the three months ended August 31, 2020. For the nine months ended August 31, 2020, we incurred expenses of $1.4 million related to this restructuring, which are recorded as restructuring expenses in the consolidated statements of operations. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. We do not expect to incur additional material costs with respect to this restructuring.

During the fourth quarter of fiscal year 2019, we announced the reduction of our current and ongoing investment level within our cognitive application product lines, which consist primarily of our DataRPM and Kinvey products. This restructuring resulted in a reduction in positions primarily within the sales and product development functions. We did not incur any expenses related to this restructuring in the three months ended August 31, 2020. For the nine months ended August 31, 2020, we incurred expenses of $0.1 million related to this restructuring, which are recorded as restructuring expenses in the consolidated statements of operations. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2020. We do not expect to incur additional material costs with respect to this restructuring.

Credit Facility

Our credit agreement provides for a $301.0 million secured term loan and a $100.0 million secured revolving line of credit. The revolving line of credit may be made available in U.S. Dollars and certain other currencies and may be increased by up to an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments. The revolving line of credit has sub-limits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. We expect to use the revolving line of credit for general corporate purposes, including acquisitions of other businesses, and may also use it for working capital.

The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full. The revolving line of credit does not require amortization of principal. The outstanding balance of the term loan as of August 31, 2020 was $289.7 million, with $16.9 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended August 31, 2019. The principal repayment amounts are in accordance with the following schedule: (i) four payments of $1.9 million each, (ii) four payments of $3.8 million each, (iii) four payments of $5.6 million each, (iv) four payments of $7.5 million each, (v) three payments of $9.4 million each, and (vi) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date.

The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. The interest rate as of August 31, 2020 was 1.81%.

Revolving loans may be borrowed, repaid, and reborrowed until April 30, 2024, at which time all amounts outstanding must be repaid. As of August 31, 2020, there were no amounts outstanding under the revolving line of credit and $1.9 million of letters of credit. On October 1, 2020, we utilized in full the revolving line of credit to partially fund our acquisition of Chef Software (Note 17).

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these financial covenants as of August 31, 2020.

Cash Flows from Operating Activities

	Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019
Net income	$62,061	$31,140
Non-cash reconciling items included in net income	48,391	51,876
Changes in operating assets and liabilities	(8,367)	8,867
Net cash flows from operating activities	$102,085	$91,883

The year over year increase in cash generated from operations was primarily due to higher operating income. Our gross accounts receivable as of August 31, 2020 decreased by $12.3 million from the end of fiscal year 2019 and our days sales outstanding (DSO) in accounts receivable decreased to 49 days from 53 days in the fiscal third quarter of 2019 due to the timing of billings and collections.

Cash Flows from (used in) Investing Activities

	Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019
Net investment activity	$9,892	$12,880
Proceeds from sale of property, plant and equipment, net	—	6,146
Purchases of property and equipment	(3,419)	(1,830)
Payments for acquisitions, net of cash acquired	—	(225,298)
Net cash flows from (used in) investing activities	$6,473	$(208,102)

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. We acquired Ipswitch for a net cash amount of $225.3 million in the second quarter of fiscal year 2019, which is driving the change in investing cash flows for the nine months ended August 31, 2019. In addition, we purchased $3.4 million of property and equipment in the first nine months of fiscal year 2020, as compared to $1.8 million in the first nine months of fiscal year 2019. We also sold $6.1 million of certain corporate land and building assets in the first nine months of fiscal year 2019.

Cash Flows (used in) from Financing Activities

	Nine Months Ended
(In thousands)	August 31, 2020	August 31, 2019
Proceeds from stock-based compensation plans	$9,027	$6,347
Proceeds from the issuance of debt	—	184,984
Repurchases of common stock	(20,000)	(25,000)
Payment of principle on long-term debt	(7,525)	(3,427)
Dividend payments to shareholders	(22,358)	(20,819)
Other financing activities	(4,072)	(3,248)
Net cash flows (used in) from financing activities	$(44,928)	$138,837

During the first nine months of fiscal year 2020, we received $9.0 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $6.3 million in the first nine months of fiscal year 2019. In addition, in the first nine months of fiscal year 2020, we did not receive any proceeds from the issuance of debt as compared to $185.0 million in the same period of the prior year to fund the acquisition of Ipswitch. Further, we repurchased $20.0 million of our common stock under our share repurchase plan compared to $25.0 million in the same period of the prior year. We also made principal payments on our long-term debt of $7.5 million in the first nine months of fiscal year 2020 compared to $3.4 million in the same period of the prior year. Finally, we made dividend payments of $22.4 million to our shareholders during the first nine months of fiscal 2020, as compared to $20.8 million in the first nine months of fiscal 2019.

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

We also believe that our financial resources will allow us to manage the on-going impact of COVID-19 on our business operations for the foreseeable future, which has included, and could include further, reductions in revenue and delays in payments from customers and partners.

Legal and Other Regulatory Matters

See discussion regarding legal and other regulatory matters in Part II, Item 1. Legal Proceedings.

Off-Balance Sheet Arrangements

We have no “off-balance sheet arrangements” within the meaning of Item 303(a)(4) of Regulation S-K.

Contractual Obligations

There have been no material changes to our contractual obligations disclosed in tabular format in our 2019 10-K.

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the third quarter of fiscal year 2020, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2019 10-K for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended August 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our agreements and properly assessed the impact of ASC 842 on our financial statements to facilitate our adoption of it on December 1, 2019. There were no material changes to our internal control over financial reporting due to the adoption of ASC 842.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in our 2019 10-K. The risks discussed below could materially affect our business, financial condition and future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

*Our business and results of operations will be, and our financial condition may be, impacted by the outbreak of COVID-19 and such impact could be materially adverse. The global spread of the novel coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations, and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

•the duration and scope of the pandemic;
•governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
•the actions taken in response to economic disruption;
•the impact of business disruptions on our customers and partners and the resulting impact on their demand for our products and services;
•the increase in business failures among small- and mid-sized business that we serve;
•our customers’ and partners’ ability to pay for our products and services; and
•our ability to provide our products and services, including as a result of our employees working remotely and/or closures of offices and facilities.

Any of these factors could cause or contribute to the risks and uncertainties identified in our 2019 10-K and could materially adversely affect our business, financial condition and results of operations.

Our revenue and quarterly results may fluctuate, which could adversely affect our stock price. We have experienced, and may in the future experience, significant fluctuations in our quarterly operating results that may be caused by many factors. These factors include:

•changes in demand for our products;
•introduction, enhancement or announcement of products by us or our competitors;
•market acceptance of our new products;
•the growth rates of certain market segments in which we compete;
•size and timing of significant orders;
•a high percentage of our revenue is generated in the third month of each fiscal quarter and any failure to receive, complete or process orders at the end of any quarter could cause us to fall short of our revenue targets;
•budgeting cycles of customers;
•mix of distribution channels;
•mix of products and services sold;
•mix of international and North American revenues;
•fluctuations in currency exchange rates;
•changes in the level of operating expenses;
•changes in management;
•restructuring programs;
•changes in our sales force;
•completion or announcement of acquisitions by us or our competitors;
•integration of acquired businesses;

•customer order deferrals in anticipation of new products announced by us or our competitors;
•general economic conditions in regions in which we conduct business; and
•other factors such as political or social unrest, terrorist attacks, other hostilities, natural disasters, and potential public health crises, such as the COVID-19.

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

Other potential risks inherent in our international business include:

•longer payment cycles;
•credit risk and higher levels of payment fraud;
•greater difficulties in accounts receivable collection;
•varying regulatory and legal requirements;
•compliance with international and local trade, labor and export control laws;
•compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;
•restrictions on the transfer of funds;
•difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, legal impediments and language and cultural differences;
•reduced or minimal protection of intellectual property rights in some countries;
•laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;
•changes in U.S. or foreign trade policies or practices that increase costs or restrict the distribution of products;
•seasonal reductions in business activity during the summer months in Europe and certain other parts of the world;
•economic instability in emerging markets; and
•potentially adverse tax consequences.

Any one or more of these factors could have a material adverse effect on our international operations, and, consequently, on our business, financial condition and operating results.

In addition, our business has been, and could in the future be, adversely affected by regional or global health crises, including an outbreak of contagious disease such as COVID-19. A significant outbreak of contagious diseases and other adverse public health developments, or the fear of such events that results in a widespread health crisis could adversely affect global supply chains and the economies and financial markets of many countries. Any prolonged economic disruption could affect demand for our products and services and adversely impact our results of operations and financial condition. The full impact of the coronavirus outbreak is unknown at this time. We continue to monitor developments and the potential effect on our business.

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

*Our customers and partners may delay payment or fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment. We typically enter into non-cancelable arrangements with our customers and partners. If customers and partners delay the payment or fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. Furthermore, some of our customers and partners may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position and cash flow. The ongoing global COVID-19 pandemic has also increased the likelihood of these risks.

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

*We face various risks in connection with our acquisition of Chef. On October 5, 2020, we completed our acquisition of Chef. We face various risks in connection with this acquisition, including the effects of disruption from the transaction making it more difficult to maintain relationships with employees, customers, other business partners or governmental entities, other business effects, including the effects of industry, economic or political conditions outside of our control, transaction costs, actual or contingent liabilities, diversion of management, uncertainties as to whether anticipated synergies will be realized and uncertainties as to whether Chef’s business will be successfully integrated with our business. Any one or more of these factors could have a material adverse effect on the combined business, our results of operations and our financial condition.

We may make additional acquisitions of businesses, products or technologies that involve additional risks, which could disrupt our business or harm our financial condition, results of operations or cash flows. A key element of our strategy includes the acquisition of businesses that offer complementary products, services and technologies, augment our revenues and cash flows, and meet our strict financial criteria, such as our recent acquisition of Ipswitch. We may not be able to identify suitable acquisition opportunities, or to consummate any such transactions. Any acquisitions that we do complete and their integration involve a number of risks, the occurrence of which could have a material adverse effect on our business, financial condition, operating results or cash flows, including:

•unexpected delays, challenges and related expenses, and the disruption of our business;
•difficulties of assimilating the operations and personnel of acquired companies;
•our potential inability to realize the value of the acquired assets relative to the price paid;
•distraction of management from our ongoing businesses;
•potential product disruptions associated with the sale of the acquired business's products;
•the potential that an acquisition may not further our business strategy as we expected, may not result in revenue and cash flow growth to the degree we expected or at all, or may not achieve expected synergies;
•the possibility of incurring significant restructuring charges and amortization expense;
•risks related to the assumption of the acquired business's liabilities or any ongoing lawsuits;
•potential impairment to assets that we recorded as a part of an acquisition, including intangible assets and goodwill; and
•to the extent that we issue stock to pay for an acquisition, dilution to existing stockholders and decreased earnings per share.

Difficulties associated with any acquisitions we may pursue and their integration may be complicated by factors such as:

•the size of the business or entity acquired;
•geographic and cultural differences;
•lack of experience operating in the industry or geographic markets of the acquired business;
•potential loss of key employees and customers;
•the potential for deficiencies in internal controls at the acquired or combined business;
•performance problems with the acquired business’s technology;
•exposure to unanticipated liabilities of the acquired business;

•insufficient revenue to offset increased expenses associated with the acquisition; and
•adverse tax consequences.

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

*Our business practices with respect to the collection, use and management of personal information could give rise to operational interruption, liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection. As regulatory focus on privacy issues continues to increase and worldwide laws and regulations concerning the handling of personal information expand and become more complex, potential risks related to data collection and use within our business will intensify. For example, on July 16, 2020, the Court of Justice of the European Union ("CJEU") invalidated the E.U.-U.S. Privacy Shield framework – a system for complying with EU data protection requirements when transferring personal data from the European Economic Area ("EEA") to the U.S. – with immediate effect. Other data transfer mechanisms remain intact although still subject to considerable scrutiny by certain member states and their Data Protection Authorities. While legislators are said to be considering a replacement for the Privacy Shield, no action seems imminent. As a result, we may experience reluctance or refusal by current or prospective European customers to use our products, and we may find it necessary or desirable to make further changes to our handling of personal data of EEA residents. The regulatory environment applicable to the handling of EEA residents' personal data, and our actions taken in response, may cause us to assume additional liabilities or incur additional costs, and could result in our business, operating results and financial condition being harmed. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA relating to personal data transfers to us and by us from the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

In addition, U.S. and foreign governments have enacted or are considering enacting legislation or regulations, or may in the near future interpret existing legislation or regulations, in a manner that could significantly impact our ability and the ability of our customers and data partners to collect, augment, analyze, use, transfer and share personal and other information that is integral to certain services we provide. For example, in the U.S., the California Consumer Privacy Act ("CCPA") became effective in January 2020, and the U.S. Congress is considering several privacy bills at the federal level, and other state legislatures are considering privacy laws. Internationally, Brazil has recently enacted its national data privacy law (Lei Geral de Proteção de Dados Pessoais, or LGPD), which is similar to GDPR.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the third quarter of fiscal year 2020 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
June 2020	—	$—	—	$230,000
July 2020	—	—	—	230,000
August 2020	—	—	—	230,000
Total	—	$—	—	$230,000

(1)In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. As of August 31, 2020, there was $230.0 million remaining under this authorization.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

2.1***	Stock Purchase Agreement, dated March 28, 2019, by and among Progress Software Corporation, Ipswitch, Inc. and Roger Greene

2.1.1****	Agreement and Plan of Merger, dated September 4, 2020, by and among Progress Software Corporation, Go Big Transitory Subsidiary Inc., Chef Software Inc., and Shareholder Representative Services LLC

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended August 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of August 31, 2020 and November 30, 2019; (ii) Condensed Consolidated Statements of Income for the three and nine months ended August 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Shareholders' Equity for the three and nine months ended August 31, 2020 and August 31, 2019; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on April 1, 2019
****	Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on September 9, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	October 8, 2020	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 8, 2020	/s/ ANTHONY FOLGER
Anthony Folger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)