Form 10-K/A
period 2020-11-30
PROGRESS SOFTWARE CORP /MA
filed 2021-03-30
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
As of March 19, 2021, there were 44,003,055 common shares outstanding.
Documents Incorporated By Reference
None

PROGRESS SOFTWARE CORPORATION
FORM 10-K/A
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2020
TABLE OF CONTENTS
Explanatory Note

EXPLANATORY NOTE
Progress Software Corporation (referred to as Progress, the company, we, us or our) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended November 30, 2020, originally filed on January 27, 2021 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K. Accordingly, Items 10, 11, 12, 13, and 14 of Part III of our Original Report are replaced in their entirety with the information provided herein. This Form 10-K/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the United States Securities and Exchange Commission (“SEC”) after the filing of the Original Report.
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

Name	Age	Position
John R. Egan (2)	63	Non-Executive Chairman of the Board
Paul T. Dacier (2)	63	Director
Rainer Gawlick (1), (4)	53	Director
Yogesh Gupta	60	President and Chief Executive Officer and Director
Charles F. Kane (1), (4)	63	Director
Samskriti Y. King (1), (4)	47	Director
David A. Krall (3)	60	Director
Angela T. Tucci (3), (4)	54	Director
Vivian Vance (2), (3)	67	Director
____________
(1)Member of Audit Committee
(2)Member of Nominating and Corporate Governance Committee
(3)Member of Compensation Committee
(4)Member of Mergers and Acquisitions/Strategy Committee
Mr. Egan became our Non-Executive Chairman of the Board in December 2012. Mr. Egan has been a director since September 2011. Mr. Egan is managing partner of Carruth Management, LLC, a Boston based venture capital fund he founded in October 1998 that specializes in technology and early stage investments. From October 1986 until September 1998, Mr. Egan served in several executive positions with EMC Corporation (NYSE: EMC), a publicly-held global leader in information technology, including Executive Vice President, Products and Offerings, Executive Vice President, Sales and Marketing, Executive Vice President, Operations and Executive Vice President, International Sales.
Mr. Egan serves on the Board of Directors for other publicly traded and privately held companies. They include: Verint Systems, Inc. (NASDAQ: VRNT), a publicly-held provider of systems to the internet security market, NetScout Systems, Inc. (NASDAQ: NTCT), a publicly-held network performance management company, where he serves as Lead Director; and Agile Growth Corp. (Nasdaq: AGGRU), a special purpose company for the purpose of effecting an acquisition with one or more technology businesses. Mr. Egan also served as a director of EMC Corporation and VMWare, Inc. prior to EMC’s acquisition by Dell Technologies.

Mr. Egan brings to our Board of Directors extensive understanding and expertise in the information technology industry because of his service on other boards of directors combined with his executive leadership roles at EMC Corp. His broad experience ranges from venture capital investments in early-stage technology companies to extensive sales and marketing experience, to executive leadership and management roles. Mr. Egan brings to the Board business acumen, substantial operational experience, and expertise in corporate strategy and development and mergers and acquisitions. Mr. Egan also has extensive experience serving as a director of publicly traded companies.
Mr. Dacier has been a director since June 2017. Mr. Dacier is currently the General Counsel of Indigo Agriculture, Inc., a Boston-based agricultural technology start-up company that specializes in products designed to maximize crop health and productivity, which he joined in March 2017. Previously, Mr. Dacier was Executive Vice President and General Counsel of EMC Corp. (NYSE: EMC) from 1990 until September 2016, when EMC was acquired by Dell Technologies. Mr. Dacier was responsible for the worldwide legal affairs of EMC and its subsidiaries and oversaw the company’s internal audit, real estate and facilities organizations, sustainability and government affairs departments.
Mr. Dacier also currently serves on the Board of Directors for AerCap Holdings NV (NYSE: AER), the world's largest independent aircraft leasing company. Mr. Dacier also previously served on the Board of Directors of GTY Technology Holdings, Inc. (NASDAQ: GTYHU), a technology holding company.
Mr. Dacier brings to our Board of Directors his extensive understanding and expertise in the information technology industry because of his service on other boards of directors combined with his executive role at EMC Corp. Mr. Dacier also brings his experience and expertise in legal issues and corporate governance as an executive and director of publicly-traded companies. Mr. Dacier brings to the Board business acumen, substantial operational experience, and expertise in corporate strategy and development and mergers and acquisitions.
Dr. Gawlick has been a director since June 2017. Dr. Gawlick has served as an advisor to think-cell, a software company, since February 2018. Previously, Dr. Gawlick served as President of Perfecto Mobile, Ltd., a leader in mobile testing, from July 2015 until September 2016, and as Executive Vice President of Global Sales at IntraLinks, Inc., a computer software company providing virtual data rooms and other content management services, from April 2012 until July 2015. From August 2008 to April 2012, Dr. Gawlick served as Chief Marketing Officer of Sophos Ltd., a computer security company providing endpoint, network and data protection software. From April 2005 to August 2008, Dr. Gawlick served as Vice President of Worldwide Marketing and Strategy at SolidWorks Corp., a CAD software company. He has also held a variety of executive positions in other technology businesses and was a consultant with McKinsey & Company. Dr. Gawlick holds a Ph.D. in Computer Science from the Massachusetts Institute of Technology
Dr. Gawlick currently serves on the Board of Directors of Proto Labs, Inc. (NYSE: PRLB), a leading online and technology-enabled quick-turn manufacturer of custom parts for prototyping and short-run production. Dr. Gawlick also serves on the Board of Directors of ChyronHego Corp., a private company specializing in broadcast graphics creation, playout and real-time data visualization, and CloudSense, a private company specializing in delivering industry specific commerce solutions. Dr. Gawlick is also an advisor to Vector Capital.
Through his experience as a director of public and private companies, as well as his leadership roles in the technology industry, Dr. Gawlick brings to our Board of Directors extensive expertise in international sales as well as product-management and marketing. Dr. Gawlick also provides expertise in developing growth strategies.

Mr. Gupta became President and Chief Executive Officer in October 2016. Prior to that time, Mr. Gupta served as an advisor to various venture capital and private equity firms from October 2015 until September 2016. Prior to that time, Mr. Gupta was President and Chief Executive Officer at Kaseya, Inc., from June 2013 until July 2015, at which time, Mr. Gupta became Chairman of the Board of Directors, a position he held until October 2015. From July 2012 until June 2013, Mr. Gupta served as an advisor to various venture capital and private equity firms in several mergers and acquisitions opportunities. Mr. Gupta was previously President and Chief Executive Officer of FatWire Software from July 2007 until February 2012, prior to the acquisition of FatWire Software by Oracle Corporation. Prior roles included Chief Technology Officer at CA Technologies, with which Mr. Gupta held various senior positions.
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
Mr. Kane has been a director since November 2006. Mr. Kane is an adjunct professor of International Finance at the MIT Sloan Graduate Business School of Management. Mr. Kane is currently a Director and Strategic Advisor of One Laptop Per Child, a non-profit organization that provides computing and internet access for students in the developing world, for which he served as President and Chief Operating Officer from 2008 until 2009. Mr. Kane served as Executive Vice President and Chief Administrative Officer of Global BPO Services Corp., a special purpose acquisition corporation, from July 2007 until March 2008, and as Chief Financial Officer of Global BPO from August 2007 until March 2008. Prior to joining Global BPO, he served as Chief Financial Officer of RSA Security Inc., a provider of e-security solutions, from May 2006 until RSA was acquired by EMC Corporation in October 2006. From July 2003 until May 2006, he served as Chief Financial Officer of Aspen Technology, Inc. (NYSE: AZPN), a publicly traded provider of supply chain management software and professional services.
Mr. Kane is currently a director of Realpage Inc. (NASDAQ: RP), a publicly traded company providing on-demand software solutions for the rental housing industry. Mr. Kane was previously a director of Demandware, Inc. and Carbonite, Inc.
As our Audit Committee financial expert and Chairman of the Audit Committee, Mr. Kane provides a high level of expertise and leadership experience in the areas of finance, accounting, audit oversight and risk analysis derived from his experience as the chief financial officer of publicly-traded technology companies. Mr. Kane also offers substantial public company board experience to our Board of Directors. Mr. Kane also brings to the Board business acumen, substantial operational experience, and expertise in corporate strategy and development and mergers and acquisitions.
Ms. King has been a director since February 2018. Ms. King is currently Chief Executive Officer of Veracode, Inc., a leading provider of application security testing, a role she assumed in January 2019 following Veracode's acquisition by Thoma Bravo. Previously, from July 2017 to January 2019, Ms. King served as Senior Vice President and General Manager of Veracode. From August 2015 until July 2017, Ms. King was the Chief Strategy Officer of Veracode. Prior to that time, from April 2012 until July 2015, Ms. King was Executive Vice President, Product Strategy and Corporate Development GM, Mobile at Veracode. Ms. King joined Veracode in November 2006 and also served as Veracode's Senior Vice President, Product Marketing and Vice President, Service Delivery.

From a variety of key roles at Veracode, Ms. King has gained significant management and operating experience, extensive knowledge of the software industry and critical strategic expertise. Ms. King also brings to the Board extensive experience in the areas of product marketing and product management as well as expertise in corporate strategy and development and mergers and acquisitions.
Mr. Krall has been a director since February 2008. Mr. Krall has served as a strategic advisor to Roku, Inc., a leading manufacturer of media players for streaming entertainment since January 2011. From February 2010 to December 2010, he served as President and Chief Operating Officer of Roku, where he was responsible for managing all functional areas of the company. Prior to that, Mr. Krall spent two years as President and Chief Executive Officer of QSecure, Inc., a privately held developer of secure credit cards based on micro-electro-mechanical-system technology. From 1995 to July 2007, he held a variety of positions of increasing responsibility and scope at Avid Technology, Inc. (NYSE: AVID), a publicly traded leading provider of digital media creation tools for the media and entertainment industry. His tenure at Avid included serving seven years as the company’s President and Chief Executive Officer.
Mr. Krall also currently serves on the Board of Directors for Harmonic Inc. (NASDAQ: HLIT), a leader in video delivery and cable access virtualization. Mr. Krall previously served on the Board of Directors of Quantum Corp. (NYSE: QTM), a publicly traded global expert in data protection and big data management.
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
Ms. Tucci has been a director since February 2018. Ms. Tucci is currently Chief Operating Officer of Uplight, Inc., a provider of end-to-end technology solutions dedicated to serving the energy ecosystem, a position she has held since January 2020. Since December 2019, she has also served as an advisor to TPG Celegene Aggregation GP, Inc. in connection with its investment in CollabNet/Version One. Previously, Ms. Tucci was Chief Executive Officer of Apto, Inc., from August 2017 to September 2019. Prior to that time, Ms. Tucci was General Manager, Agile Management Business Unit of CA, Inc. from September 2015 until July 2017. Prior to that, Ms. Tucci was Chief Revenue Officer, Office of the CEO of Rally Software Development Corp. from December 2014 until August 2015, when Rally was acquired by CA. Ms. Tucci joined Rally in December 2013 as Chief Marketing Officer. From January 2011 until August 2013, Ms. Tucci was Chief Strategy Officer of Symantec Corporation.
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
Ms. Vitale has been a director since October 2019. Ms. Vitale owns and operates Vivian Vitale Consulting, LLC, a consulting practice assisting organizations in the development of human resources and people management practices, a role she has held since April 2018. From April 2012 until March 2018, she held multiple positions of increasing responsibility at Veracode, Inc., a provider of application security testing. Her tenure at Veracode included serving as Executive Vice President of Human Resources, continuing in her role through Veracode, Inc.’s acquisition by CA Technologies in March 2017. Prior to 2012, Ms. Vitale served as Senior Vice President at Care.com, Inc., an online provider of support services to families. Previously, Ms. Vitale has also held senior leadership roles at RSA Security, Unica Corporation and IBM.
Ms. Vitale currently serves on the Board of Directors of NetScout Systems, Inc. (NASDAQ: NTCT), a publicly held network performance management company.

Due to her integral role in multiple acquisitions and integrations, Ms. Vitale brings skillsets crucial to our M&A strategy, including expertise creating high-impact programs and systems aimed at scaling for growth, acquisition integration and talent management. Mr. Vitale also bring extensive experience as a human resource consultant and executive for technology companies.

Executive and Other Key Officers of the Registrant
The following table sets forth certain information regarding our executive and other key officers.

Name	Age	Position
John Ainsworth	56	Senior Vice President, Products - Core
Stephen Faberman	51	Chief Legal Officer
Anthony Folger	49	Chief Financial Officer
Yogesh Gupta	60	President and Chief Executive Officer
Loren Jarrett	46	Senior Vice President, General Manager - Developer Tools Business
Katie Kulikoski	44	Chief People Officer
Tony Murphy	50	Chief Information Officer and Chief Information Security Officer
Jennifer Ortiz	44	Vice President Corporate Marketing
Gary Quinn	60	Senior Vice President, Core Field Organization
Jeremy Segal	50	Senior Vice President, Corporate Development
Sundar Subramanian	43	Senior Vice President, General Manager - Chef Products
Mr. Ainsworth became Senior Vice President, Products-Core in January 2017. Mr. Ainsworth is responsible for the product management, product marketing, technical support and engineering functions for Progress OpenEdge, Progress Corticon, Progress DataDirect Connect, Progress DataDirect Hybrid Data Pipeline, Sitefinity, MOVEit, WhatsUp Gold and Kinvey. Prior to joining our company, Mr. Ainsworth was Senior Vice President, Engineering Services at CA Technologies, Inc., a position he assumed in April 2016. Prior to that time, Mr. Ainsworth held various senior positions within CA Technologies, Inc., which he joined through acquisition in 1994.
Mr. Faberman became Chief Legal Officer in December 2015. As Chief Legal Officer, Mr. Faberman is responsible for our legal and compliance, risk management, license compliance, product security compliance and facilities functions. Prior to becoming Chief Legal Officer, Mr. Faberman was Senior Vice President, General Counsel. Mr. Faberman became General Counsel in December 2012 and a Senior Vice President in January 2014. Prior to that time, from October 2012 to December 2012, Mr. Faberman was Vice President, Acting General Counsel, and from January 2012 to October 2012, Mr. Faberman was Vice President, Deputy General Counsel. Prior roles included Senior Vice President, Corporate Counsel at Heritage Property Investment Trust, Inc. from October 2003 until October 2006, and Partner, Bingham McCutcheon LLP until October 2003.
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

Mr. Gupta became President and Chief Executive Officer in October 2016. Prior to that time, Mr. Gupta served as an advisor to various venture capital and private equity firms from October 2015 until September 2016. Prior to that time, Mr. Gupta was President and Chief Executive Officer at Kaseya, Inc., from June 2013 until July 2015, at which time, Mr. Gupta became Chairman of the Board of Directors, a position he held until October 2015. From July 2012 until June 2013, Mr. Gupta served as an advisor to various venture capital and private equity firms in several mergers and acquisitions opportunities. Mr. Gupta was previously President and Chief Executive Officer of FatWire Software from July 2007 until February 2012, prior to the acquisition of FatWire Software by Oracle Corporation. Prior roles included Chief Technology Officer at CA Technologies, with which Mr. Gupta held various senior positions.
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
Ms. Kulikoski became Chief People Officer in November 2019. As Chief People Officer, Ms. Kulikoski is responsible for all aspects of the company's global human resources functions, including culture development, talent acquisition, retention, change management and process effectiveness. Prior to joining our Company, from May 2014 to September 2019, Ms. Kulikoski held a variety of positions of increasing responsibility and scope at Brightcove, Inc. Her tenure at Brightcove included serving as Chief People Officer from November 2018 to September 2019. Prior to May 2014, Ms. Kulikoski held leadership positions at Optaros, CIDC and ConnectEdu.
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
Key Employees
Ms. Ortiz became Vice President of Corporate Marketing in October 2019. In this role, Ms. Ortiz is responsible for the development and execution of our corporate marketing programs. Prior to becoming Vice President of Corporate Marketing, Ms. Ortiz held a variety of positions of increasing responsibility and scope at Progress during her fifteen-year tenure with the company.
Mr. Subramanian became Senior Vice President and General Manager, Chef Products in October 2020 upon completion of our acquisition of Chef. As General Manager, Mr. Subramanian is responsible for the sales, product management, product marketing, field marketing, technical support and engineering for the Chef product lines. Prior to that time, upon joining our company in August 2019, Mr. Subramanian was responsible for driving all facets of the company’s early-stage products including the Kinvey, Kinvey Health Cloud, DataRPM, NativeChat and NativeScript product lines. Prior to joining Progress, Mr. Subramanian was an Executive Director at athenahealth, Inc., from August 2016 to July 2019, and Vice President, Products at Citrus Payment Solutions Pvt. Ltd., from September 2015 to August 2016. Previously, he served as Vice President, SaaS at Kaseya, Inc., from January 2014 to August 2015.

Audit Committee
The Audit Committee of our Board of Directors during fiscal 2020 consisted of Dr. Gawlick, Mr. Kane and Ms. King, with Mr. Kane serving as Chair. The Audit Committee met eight times during fiscal 2020.
Our Board of Directors has determined that each member of the Audit Committee meets the independence requirements promulgated by Nasdaq and the SEC, including Rule 10A-3(b)(1) under the Exchange Act. In addition, our Board of Directors has determined that each member of the Audit Committee is financially literate, and that Mr. Kane qualifies as an “audit committee financial expert” under the rules of the SEC.
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
For fiscal 2020, among other functions, the Audit Committee:
•appointed, retained and oversaw the work performed by our independent registered public accounting firm
•reviewed the independent registered public accounting firm’s fees for services performed
•reviewed with the independent registered public accounting firm, the Company’s internal audit and financial management, and the integrity of the Company’s internal and external financial reporting processes and the adequacy and effectiveness of the Company’s internal controls over financial reporting
•reviewed with management various matters related to our internal controls and legal, compliance and regulatory matters
•reviewed with management and the independent registered public accounting firm the annual audited financial statements and the quarterly financial statements, prior to the filing of reports containing those financial statements with the SEC
•reviewed with management policies with respect to our risk assessment and risk management, including appropriate guidelines and policies to govern the process, as well as the steps management has taken to monitor and control those risks.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. These reporting persons are required by regulations of the SEC to furnish us with copies of all such filings. Based solely on a review of the copies of such forms that we have received, and on written representations from certain reporting persons, we believe that, with respect to the fiscal year ended November 30, 2020, our directors, officers, and 10% stockholders complied with all applicable Section 16(a) filing requirements.

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
We describe below our compensation philosophy, policies, and practices relating to the fiscal year ended November 30, 2020 with respect to the following “named executive officers” (“NEOs”), whose compensation is set forth in the “Summary Compensation Table” and other compensation tables contained in this Amendment No. 1 to Annual Report on Form 10-K/A:
•Yogesh Gupta, our President and Chief Executive Officer;
•Anthony Folger, our Chief Financial Officer, who joined our Company on January 31, 2020;
•Paul Jalbert, our former Chief Financial Officer, who remained at the Company until April 2, 2020 to assist his successor, Mr. Folger (as discussed below);
•John Ainsworth, our Senior Vice President, Products – Core;
•Loren Jarrett, our Senior Vice President and General Manager, Developer Tools Business; and
•Gary Quinn, our Senior Vice President, Core Field Organization.
On January 31, 2020, Mr. Jalbert retired as Chief Financial Officer and Mr. Folger was appointed to succeed Mr. Jalbert as CFO. Because Mr. Jalbert meets the criteria of a named executive officer for fiscal 2020, the terms of Mr. Jalbert's compensation are discussed in this “Compensation Discussion and Analysis” section.
We present our Compensation Discussion and Analysis in the following sections:

1. Executive Summary. In this section, we discuss our strategy, our fiscal 2020 corporate performance and certain governance aspects of our executive compensation program.	p. 14

2. Executive Compensation Program. In this section, we describe our executive compensation philosophy and process and the material elements of our executive compensation program.	p. 23

3. 2020 Executive Compensation Decisions. In this section, we provide an overview of our Compensation Committee’s executive compensation decisions for fiscal 2020 and certain actions taken before or after fiscal 2020, when doing so enhances the understanding of our executive compensation program.
p. 29

4. Other Executive Compensation Matters. In this section, we describe our other compensation policies and review the accounting and tax treatment of compensation.	p. 47

Executive Summary
Business Overview
We provide the best products to develop, deploy and manage high-impact business applications. Our comprehensive product solutions are designed to make technology teams more productive and we have a deep commitment to the developer community, both open source and commercial alike. With Progress, organizations can accelerate the creation and delivery of strategic business applications, automate the process by which apps are configured, deployed, and scaled, and make critical data and content more accessible and secure, leading to competitive differentiation and business success.
Our Strategy
Our strategy is centered around the following key tenets:
Trusted Provider of the Best Products to Develop, Deploy and Manage High-Impact Business Applications. A key element of our strategy is centered on providing the platform and tools enterprises need to build modern, strategic business applications. We offer these products and tools to both new customers and partners as well as our existing partner and customer ecosystems. This strategy builds on our inherent DNA and our vast experience in application development that we've acquired over the past 40 years.
Focus on Customer and Partner Retention to Drive Recurring Revenue and Profitability. Our organizational philosophy and operating principles focus primarily on customer and partner retention and success, and a streamlined operating approach in order to efficiently drive more predictable and stable recurring revenue.
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
Holistic Capital Allocation Approach. We have adopted and are executing a stockholder friendly capital allocation policy that utilizes dividends and share repurchases to return capital to stockholders. Pursuant to our capital allocation strategy, we target to return approximately 25% of our annual cash flows from operations to stockholders in the form of dividends. We also intend to repurchase our shares in sufficient quantities to offset dilution from our equity plans.
COVID-19 Impact
Our fiscal 2020, which began on December 1, 2019 and ended on November 30, 2020, was significantly impacted by the COVID-19 pandemic. Our financial results in the first quarter of fiscal 2020 positioned us well against the goals contained in our fiscal 2020 budget and operating plan. However, the outbreak of COVID-19 in March 2020 resulted in a global slowdown of economic activity including worldwide travel restrictions, prohibitions of non-essential work activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and the communities in which we operate. First and foremost, we prioritized the health and well-being of our employees. We immediately transitioned our employees to work-from-home, while implementing strict travel restrictions. We also took a series of steps to provide employees with additional assistance and benefits to support them and their families during the pandemic while working from home.

Early in our second quarter of fiscal 2020, as large parts of the global economy came to a near standstill due to lockdowns and shutdowns of non-essential businesses in the United States and globally, we assessed our business and how it could be impacted by the pandemic. We considered that—
•Global economic conditions could impact our ability to acquire new customers and expand existing customer installations;
•Economic conditions could impact the timing of certain maintenance contract renewals and customer collections;
•Our products power mission-critical applications across a variety of industries;
•The cost, effort and time required to replace our solutions would be prohibitive in most cases;
•More than 80% of our revenue is recurring in nature;
•Our retention rates have consistently been well over 90%; and
•Our technical support and professional services could be delivered remotely without disruption.
As a result of these considerations, in late March, we revised our fiscal 2020 operating plan to reduce our revenue and free cash flow expectations for the balance of fiscal 2020 to reflect these potential headwinds. We similarly reduced our operating expenses to ensure that we maintained our profitability and operating margin despite the reduced revenue and free cash flow expectations. The changes to our revised operating plan were reviewed with our Board and reflected in our financial guidance to stockholders for the remainder of fiscal 2020. The impact of these adjustments on our annual cash bonus plan are described in the “Cash Incentive Compensation” section below.
Fiscal 2020 Performance
As outlined below, we had strong financial and operating performance in fiscal 2020 despite the adverse impacts of COVID-19. We also remained solidly on course with the execution of our strategic plan. Our acquisition of Chef Software, a global leader in the growing DevOps and DevSecOps markets, in October 2020, advanced our total growth strategy of doubling our size in five years.
Highlights of our fiscal 2020 operational and financial results include:
•At or above top end of revenue guidance on both a GAAP and non-GAAP basis for fiscal 2020;
•Exceeded top end of earnings per share guidance on both a GAAP and non-GAAP basis for fiscal 2020;
•Completed integration of Ipswitch, Inc., our fiscal 2019 acquisition, with revenue and synergies above our financial expectations;
•200 bps operating margin expansion in fiscal 2020;
•Key product releases in our core product lines, including DCI, Sitefinity, MOVEit and WhatsUp Gold;
•Achieved 80% recurring revenue;
•90%+ renewal rates in fiscal 2020 for OpenEdge, our flagship product;
•Achieved record cash flows of nearly $145 million in cash from operations generated in fiscal 2020; and
•Over $50 million of capital returned to stockholders in fiscal 2020, including more than $27 million in dividends, with dividend increase for third consecutive year.

The table below summarizes our 2020 financial results as compared to fiscal 2019:

(In millions, except percentages and per share amounts)	Fiscal 2020 Actual	Fiscal 2019 Actual	Change
GAAP
Revenue	$442.1	$413.3	7%
Income from operations	$107.7	$40.1	169%
Operating Margin	24%	10%	1400 bps
Diluted earnings per share	$1.76	$0.58	203%
Cash from operations	$144.8	$128.5	13%
Non-GAAP
Revenue	$456.2	$432.0	6%
Income from operations	$182.8	$162.3	13%
Operating Margin	40%	38%	200 bps
Diluted earnings per share	$3.09	$2.69	15%
Adjusted free cash flow	$142.5	$128.9	11%
A reconciliation between the GAAP results and non-GAAP measures is located in Annex A at the end of this Amendment No. 1 to Annual Report on Form 10-K/A.
While we underachieved our original goals as set forth at the beginning of the fiscal year due to the COVID-19 pandemic, our fiscal 2020 results reflected the durability of our business, our strong execution and our relentless commitment to ensuring customer success by delivering high quality product offerings and support. Our fiscal 2020 financial and strategic highlights and their impact on executive compensation are summarized below.
GAAP Results vs. Non-GAAP Measures
As disclosed in our press releases regarding annual and quarterly earnings and other communications, we provide financial information using methods in addition to those prescribed by generally accepted accounting principles in the United States (“GAAP”), such as non-GAAP revenue, non-GAAP operating income, non-GAAP earnings per share and adjusted free cash flow.
We believe these non-GAAP financial measures enhance the reader’s overall understanding of our current financial performance and our prospects for the future by providing more transparency for certain financial measures and providing a level of disclosure that helps investors understand how we plan and measure our business. We believe that providing these non-GAAP measures affords investors a view of our operating results that may be more easily compared to our peer companies and enables investors to consider our operating results on both a GAAP and non-GAAP basis during and following the integration period of our acquisitions. Presenting the GAAP measures on their own may not be indicative of our core operating results. Furthermore, management believes that the presentation of non-GAAP measures when shown in conjunction with the corresponding GAAP measures provides useful information to management and investors regarding present and future business trends relating to our financial condition and results of operations.

Non-GAAP revenue, non-GAAP income from operations and operating margin, non-GAAP net income, and non-GAAP diluted earnings per share exclude the effect of purchase accounting on the fair value of acquired deferred revenue, amortization of acquired intangible assets, impairment of acquired intangible assets, stock-based compensation expense, restructuring charges, acquisition-related expenses, certain identified non-operating gains and losses, and the related tax effects of the preceding items. Adjusted free cash flow is equal to cash flows from operating activities less purchases of property and equipment and capitalized software development costs, plus restructuring payments.
This non-GAAP information is not in accordance with, or an alternative to, GAAP information and should be considered in conjunction with our GAAP results as the items excluded from the non-GAAP information often have a material impact on our financial results. We provide a reconciliation of non-GAAP adjustments to our GAAP financial results in our earnings releases and we make this information available on our website at www.progress.com within the “Investor Relations” section.
2020 Compensation Highlights
The Compensation Committee’s philosophy is to tie executive pay to company performance, thereby creating alignment with our stockholders and driving the creation of sustainable long-term stockholder value. Despite challenges described above in response to the COVID-19 pandemic, our fiscal year 2020 compensation programs continued to reflect this philosophy, and compensation earned reflected our business achievements.
Our fiscal 2020 budget and operating plan reflected our expectations for limited revenue growth from our core products beyond the inclusion of Ipswitch for the entire fiscal year, and prioritized enhancing customer retention. The overarching priority of our fiscal 2020 plan was that we operate our business as efficiently as possible in order to strengthen Progress for the benefit of our stockholders. In addition, our fiscal 2020 plan reflected our focus on growing our business through acquisitions.
As was the case in fiscal 2019, the Compensation Committee utilized a combination of short and long-term compensation programs to advance our strategy.

FISCAL 2020 COMPENSATION STRUCTURE
Our executives’ target compensation for fiscal 2020 consisted of the components described below:
*Reflects average
Our fiscal 2020 compensation structure at the start of fiscal 2020 as shown in the table above was identical to our fiscal 2019 compensation structure. The Compensation Committee reviewed our fiscal 2020 compensation structure in November 2019 and January 2020 in consultation with Pay Governance, our external compensation consultant. Consistent with prior years, our annual incentive bonus plan was designed to achieve financial goals related to our business plan for fiscal 2020 and in line with our financial guidance to stockholders.

For fiscal 2020, payouts under our Corporate Bonus Plan were made at 94% of target, based on the Company's performance. The construct, underlying metrics and resulting performance and payout outcome under the Corporate Bonus Plan are described further in the section below entitled “Cash Incentive Compensation”. The three-year performance period for performance-based stock units ("PSUs") awarded under our 2018 Long-Term Incentive Plan ("LTIP") ended on November 30, 2020. Based on our relative total shareholder return ("TSR") during that period, we failed to meet the threshold level of performance required for the TSR metric, but we did meet the threshold level of performance for the cumulative total operating income metric. As a result, a portion of the awarded PSUs were earned, as described further in the section entitled "2020 Executive Compensation Decisions – Equity Compensation – LTIP PSUs" below.
Alignment of CEO Realizable Pay Value and Performance
The Compensation Committee reviews realizable pay value analyses for the executive officers to inform design and award levels for long-term incentive awards. We believe our overall executive compensation program has been effective at driving the achievement of our target financial and strategic results, appropriately aligning executive pay and corporate performance and enabling us to attract and retain top executives within our industry. When results do not meet our expectations, our named executive officers receive compensation that is below our target levels and may be below market in comparison to our peer group. The table below shows the target and realizable pay for our CEO, Mr. Gupta, for fiscal years 2018 through 2020. The realizable pay values shown below are as of our 2020 fiscal year-end, November 30, 2020. Realizable pay calculations show the potential value of pay as of a specific date; however, the actual pay realized will vary due to performance, vesting provisions and changes in stock price.

	Total Target Compensation ($)(1)	Total Realizable Compensation ($)(2)	Realizable Pay as a Percentage of Target Pay
2018	4,800,000	2,887,779	60%
2019	4,800,000	4,045,663	84%
2020	5,000,000	2,097,629	42%
Average 2018-2020	4,866,667	3,010,357	62%
_____________
(1)Total Target Compensation is defined as the sum of (a) annual base salary, (b) target bonus, (c) the value of stock options awarded, equal to the number of options granted multiplied by the Black-Scholes value of such options on the grant date (d) the value of restricted stock units ("RSUs") awarded, equal to the number of RSUs granted multiplied by the closing price of our stock on the grant date and (e) the value of PSUs awarded under our LTIP, equal to the number of PSUs granted assuming 100% performance multiplied by the closing price of our stock on the grant date.

(2)Total Realizable Compensation is defined as the sum of (a) annual base salary, (b) actual corporate bonus plan award paid, (c) the “in-the-money” value of stock options as of November 30, 2020 (the last trading day of our fiscal year 2020), (d) the value of RSUs awarded, equal to the number of RSUs granted multiplied by the closing price of our stock on November 30, 2020, which was $40.10 and (e) the value of PSUs awarded, determined by measuring the performance thus far in the performance period and determining the resulting level of assumed payout as of the most recent fiscal year end. With respect to the 2018 LTIP PSUs, the amounts in this column reflect that the threshold level of performance was not met and therefore no awarded PSUs were earned, based on Progress's total shareholder return over the three-year performance period ending November 30, 2020, but that in total 75% of the PSUs were earned, based on Progress’s cumulative operating income over the three-year performance period ending November 30, 2020 which finished at 151%. With respect to each of the 2019 and 2020 LTIP PSUs, we have assumed achievement of both the total shareholder return and the operating income metrics based on company performance thus far in the performance period and determined the resulting level of payout as of November 30, 2020. As a result of our financial performance in fiscal years 2018, 2019 and 2020, Mr. Gupta earned 62%, 105% and 94% of his annual bonus, respectively.
In January 2020, the Committee evaluated Mr. Gupta's fiscal 2020 target annual equity compensation against our compensation peer group. Based on this review, the Committee recommended to the independent directors of the Board of Directors an increase of $200,000 to Mr. Gupta’s annual equity award for fiscal 2020. The independent directors of the Board approved this recommendation and, accordingly, for fiscal 2020, the value of Mr. Gupta’s annual equity award was increased by $200,000 to $3,850,000, with 50% of the award in the form of LTIP PSUs, 30% in the form of time-based RSUs and 20% in the form of stock options. For 2018, 2019 and 2020, the amount and mix of Mr. Gupta’s cash compensation remained unchanged as his cash compensation was in line with market data.
Response to 2020 Say-on-Pay Vote and the Evolution of our Executive Compensation Programs
We value the input of our stockholders on our compensation programs. We hold an advisory vote on executive compensation on an annual basis. We also regularly seek feedback from our stockholders to better understand their opinions on governance issues, including compensation. The Compensation Committee carefully considers stockholder feedback and the outcome of each vote when reviewing our executive compensation programs each year.
At our 2020 annual stockholders meeting, approximately 96% of the votes cast approved, on an advisory basis, our executive compensation for fiscal year 2019. As shown in the table below, for each of the past five years, we received at least 96% support with respect to the advisory vote on executive compensation.

Say-on-Pay Votes (2016-2020)
Recent Executive Compensation Developments
Over the past several years we have made significant changes to our executives’ compensation in response to prior say-on-pay votes and feedback from stockholders, as well as to align with executive compensation best practices. Those changes included:
(1)Adopting a long-term incentive compensation plan tied to three-year relative TSR and three-year cumulative non-GAAP operating income (which is subject to a 35% annual operating margin threshold). These metrics are different from those used under our Corporate Bonus Plan;
(2)Eliminating performance-based equity tied to one-year performance periods;
(3)Revising the allocation of long-term equity grants to 50% performance share units, 30% restricted stock units and 20% stock options;
(4)Reducing the cap on the maximum payout that can occur under our Corporate Bonus Plan to 150% of target (from 200%);
(5)Adding the requirement under our Corporate Bonus Plan that executive officers will not be eligible for any portion of their target bonus at achievement levels below our public guidance; and
(6)Adopting a "clawback" policy and an anti-hedging policy.
The Compensation Committee will continue to consider the outcome of our say-on-pay votes and our stockholders' views when making future compensation decisions for our executives.

Compensation Governance

What We Do:	What We Don’t Do:
✓ 70% of annual equity award is performance-based	X No perquisites
✓ Grant performance-based equity awards with performance measures that span three years	X No guaranteed salary increases or non-performance-based bonuses
✓ Utilize different measures for performance equity awards and cash incentives	X No excise tax gross-ups
✓ Maintain stock ownership guidelines to ensure our directors’ and executives’ interests are aligned with those of our stockholders	X No pledging or hedging of company stock by directors or executive officers
✓ Maintain compensation recovery (or “clawback”) policy
✓ Cap the amounts our executives can earn under our annual incentive plans
✓ Compensation Committee retains independent compensation consultant

Executive Compensation Program
Philosophy and Objectives
Our philosophy is to reward executive officers based upon corporate performance, as well as to provide long-term incentives for the achievement of financial and strategic goals. We use a combination of cash compensation, composed of base salary and an annual cash bonus program, long-term equity incentive compensation programs, and a broad-based benefits program to create a competitive compensation package for our executive management team. We tie the payment of cash and long-term equity incentive compensation to executive officers exclusively to the achievement of financial objectives.
The Compensation Committee uses the following principles to guide its decisions regarding the compensation of our executive officers:

Pay for Performance:
Total compensation should reflect a “pay-for-performance” philosophy in which more than 50% of each executive officer’s compensation is tied to the achievement of company financial objectives. Cash compensation for our executive officers is weighted toward short-term incentive bonus awards tied to company financial objectives that are difficult to attain and require achievement closely linked to our annual operating plan and budget and publicly announced expectations. Long-term incentive awards, namely PSUs and stock options, also ensure pay and performance alignment over the long term.

Alignment with Stockholders’ Interests:	Total compensation levels should include long-term performance-based equity awards to align executive officer and stockholder interests.

Internal Parity:
To the extent practicable, base salaries and short- and long-term incentive targets for similarly situated executive officers should be comparable to avoid divisiveness and encourage teamwork, collaboration, and a cooperative working environment.

External Competitiveness:
Total compensation should be competitive with peer companies so that we can attract and retain high performing key executive talent. To achieve this goal within market ranges, our Compensation Committee annually reviews the compensation practices of other companies in our peer group, as discussed in the “Peer Group” section below.

Compensation Review Process
Compensation Committee Calendar

January

- Determine achievement under prior period performance-based compensation
- Review pay-for-performance alignment
- Make annual performance-based and service-based equity awards
- Establish executive compensation for year

March

- Review Compensation Discussion and Analysis
- Review non-executive Board of Directors compensation

June

- Review annual say-on-pay vote results and proxy advisor recommendations
- Review Compensation Committee Charter

September

- Review and establish compensation peer group for upcoming year
- Review executive compensation trends and regulatory updates

November

- Review equity use and forecast expense
- Establish performance-based compensation plans for next year

Role of Compensation Committee
Toward the end of each fiscal year, the Compensation Committee begins the process of reviewing executive officer compensation for the next fiscal year. The Compensation Committee is provided with reports from its independent compensation consultant comparing our executive compensation and equity granting practices relative to the market and to our peer group. The Compensation Committee reviews recommendations from management on the current fiscal year annual and long-term incentive compensation programs. The Compensation Committee then reviews and approves any changes to executive officers’ total target cash compensation and long-term equity incentive compensation. The Compensation Committee reviews all recommendations considering our compensation philosophy and seeks input from its independent compensation consultant prior to making any final decisions.
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

These initial CEO recommendations are discussed with the Chairman of the Compensation Committee and presented at Compensation Committee meetings. The Total Rewards group within our Human Capital Department and individuals within our Finance and Legal Departments support the Compensation Committee in the performance of its responsibilities. During fiscal 2020, our Chief Financial Officer, Chief Legal Officer and Chief People Officer attended the Compensation Committee meetings to provide perspectives on the competitive landscape, the needs of the business, information about our financial performance and relevant legal and regulatory developments.
The Compensation Committee meets in executive session (without management) with its independent compensation consultant to deliberate on executive compensation matters. None of our executive officers participate in the Compensation Committee’s deliberations or decisions regarding their own compensation.
Role of Compensation Consultant
Our Compensation Committee again retained Pay Governance to advise it on matters related to executive compensation for fiscal 2020.
Other than providing limited guidance regarding our broad-based equity plan design for all employees, which was approved by the Compensation Committee, Pay Governance did not provide any services for management in fiscal 2020. Pay Governance consulted with our management when requested by the Compensation Committee and only as necessary to obtain relevant compensation and performance data for the executives as well as essential business information so that it could effectively support the Compensation Committee with appropriate competitive market information and relevant analyses.
During fiscal 2020, Pay Governance provided a range of services to the Compensation Committee to support the Compensation Committee’s agenda and obligations under its charter, including providing advice relating to the impact of regulatory updates, industry trends and peer group compensation data, advice on the structure and competitiveness of our compensation programs, advice on the consistency of our programs with our executive compensation philosophy and advice on director compensation. Representatives of Pay Governance also attended Compensation Committee meetings.
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
Peer Group
To assist the Compensation Committee in making decisions on total compensation for executives and company-wide equity grants, the Compensation Committee utilizes peer and industry group data and analyses. Each year, as necessary, the Compensation Committee reviews with its independent compensation consultant the list of peer companies as points of comparison to ensure that comparisons are meaningful.

For fiscal 2020, Pay Governance provided recommendations on the composition of our peer group. Based on the facts described in the table below and management’s input, for fiscal 2020, Pay Governance recommended, and the Compensation Committee approved, the following peer group:

General Description	Criteria Considered	Peer Group List

Software and high technology companies which operate in similar or related businesses and with which Progress competes for talent	Publicly traded and based in U.S. Revenues-0.5x to 2.5x of Progress Market Cap-0.2x to 3.0x of Progress Other (e.g., recent financial performance, business model, proxy advisor peers)
Aspen Technology, Inc.
Avid Technology, Inc.
Appian Corporation
Bottomline Technologies (de), Inc.
Carbonite, Inc.
CommVault Systems, Inc.
Everbridge, Inc.
HubSpot Inc.
LogMeIn, Inc.
Manhattan Associates, Inc.
MicroStrategy, Incorporated
MongoDB, Inc.
OneSpan Inc.
Pegasystems, Inc.
QAD Inc.*
Rapid7, Inc.
Synchronoss Technologies, Inc.
SPS Commerce, Inc.*
Talend S.A.*
TiVo Corporation
*Added for 2020

For fiscal 2020, the Compensation Committee removed two peer companies utilized in 2019 and added three new peer companies as shown in the table above. The two companies removed (Tableau Software and Carbon Black) were acquired during 2019.
Pay Governance then prepared a compensation analysis based on survey data and data gathered from publicly available information for our peer group companies. Pay Governance separately analyzed and advised the Compensation Committee regarding the pay practices of companies engaged in a total growth strategy similar to ours.

Survey Data
The executive compensation analysis prepared by Pay Governance included data from Radford’s 2019 Global Technology Survey for companies with revenues similar to us. The Compensation Committee used this data to compare the current compensation of our named executive officers to the peer group and to determine the relative market value for each position, based on direct, quantitative comparisons of pay levels. The survey data was used when there was a lack of public peer data for an executive’s position and to obtain a general market understanding of current compensation practices.
Competitive Positioning
Fiscal 2020 target total direct compensation for our named executive officers was set by the Compensation Committee based predominantly on competitive pay practices, as reflected in the peer group and survey data. The Compensation Committee reviews market data at the 25th, 50th, and 75th percentile and, for 2020, sought to target total direct compensation for the named executive officers as a group at the 50th percentile of our peer group in setting our executive compensation programs. Additional adjustments were considered based on individual importance to our company, anticipated future contributions, internal pay equity, and historical pay levels, as well as the level of an executive officer’s unvested equity awards and incentives.
Components of Executive Officer Compensation
Compensation for our named executive officers currently consists of three primary components that are designed to reward performance in a simple and straightforward manner: base salaries, annual cash bonuses, and long-term equity awards. The purpose and key characteristics of each of these components, in addition to other compensation elements described below, and how each element accomplishes the goals and objectives of our overall program are summarized below.

Compensation Element	Objective	Key Features

Cash Compensation	To attract, motivate and reward executives whose knowledge, skills, and performance are critical to our success

•Base Salary	To secure and retain services of key executive talent by providing a fixed level of cash compensation for performing essential elements of position	Adjustments may be made to reflect market conditions for a position, changes in the status or duties associated with a position, individual performance, or internal pay equity

•Annual Cash Bonus	To encourage and reward annual corporate performance that enhances short and long-term stockholder value	Cash bonuses are based on percentage of base salary, with actual awards based exclusively on attainment of objective corporate financial goals

Equity Compensation	To align executives’ interests with those of stockholders

•PSUs under the Long-Term Incentive Plan	To align interests of management with those of our stockholders with the goal of creating long-term growth and value
Three-year performance period
Performance metrics utilized are:
•50% operating income (subject to 35% annual operating margin threshold)
•50% relative TSR in comparison to the S&P Software and Services Select Industry Index

•Restricted Stock Units	To retain executive talent	Service-based vesting over three-year period

•Stock Options	To align interests of management with those of our stockholders with the goal of creating long-term growth and value	Service-based vesting over four-year period Exercise price equal to fair market value on date of grant

Other Compensation	To provide benefits that promote employee health and welfare, which assists in attracting and retaining our executive officers
Indirect compensation element consisting of programs such as medical, dental, and vision insurance, a 401(k) plan with up to a 3% matching contribution, an employee stock purchase plan program, and other plans and programs generally made available to employees

Severance and Change in Control Benefits
To serve our retention and motivational objectives helping our named executive officers maintain continued focus, dedication to their responsibilities and objectivity to maximize stockholder value, including in the event of a transaction that could result in a change in control of our company; particularly important in a time of increased consolidation in our industry and increased competition for executive talent

Provides protection in the event of an involuntary termination of employment under specified circumstances, including following a change in control of our company as described below under “Executive Compensation-Severance and Change in Control Agreements” and "Estimate of Severance and Change in Control Benefits."

2020 Executive Compensation Decisions
2020 Program Design
Consistent with its pay-for-performance philosophy, the Compensation Committee emphasized alignment with our long-term business goals in designing our executive compensation programs for fiscal 2020. Our executive compensation programs for fiscal 2020 were designed to reflect our continued commitment to the strategic and operating plan we launched in 2017. As noted above, our strategy consists of the following primary objectives—
•Be the trusted provider of the best products to develop, deploy and manage high-impact business applications;
•Focus on customer and partner retention to drive recurring revenue and profitability;
•Execute our total growth strategy driven by accretive M&A; and
•Execute our holistic capital allocation approach.
Our fiscal 2020 budget and operating plan reflected our expectations for limited growth for our core products and prioritized customer retention. The overarching priority of our fiscal 2020 plan was that we operate our business as efficiently as possible to strengthen Progress for the benefit of our stockholders. In addition, our fiscal 2020 plan reflected our focus on growing our business through acquisitions.

The chart below summarizes the key attributes of each pay element for fiscal 2020.

Element	Key Attributes

Base salary
Aligns with scope and complexity of role and prevailing market conditions; salary levels are generally at market median
For fiscal 2020, the Compensation Committee made only modest increases to the base salaries of certain of the named executive officers. Such changes were in line with market data.

Annual Cash Bonus
100% financial/formulaic
FY20 metrics
• Total non-GAAP revenue (40%)
• Total non-GAAP operating income (40%)
• Total adjusted free cash flow (20%)
Thresholds set at 98% of total revenue target, 92% of operating income target and 97% of adjusted free cash flow target under our annual budget
Payouts under the annual cash bonuses capped at 150% of target amounts
For fiscal 2020, the Compensation Committee did not make any changes to the annual cash bonus targets of any of the named executive officers, other than Ms. Jarrett’s target, which was increased from 50% to 60% of her base salary in order to bring her cash bonus target in line with market data.

Restricted Stock Units	Vests over three years to support retention 30% of annual equity award

Stock options	Vests over four years to support retention and align with our stockholders’ interests 20% of annual equity award

LTIP PSUs
Three-year performance period
Performance metrics utilized are 50% operating income (subject to 35% annual operating margin threshold) and 50% relative TSR in comparison to the S&P Software and Services Select Industry Index
50% of annual equity award
Equity awards for our named executive officers were identical to fiscal 2019 annual equity awards, other than Mr. Gupta’s equity award, the value of which was increased by $200,000, and Mr. Quinn’s equity award, the value of which was increased by $100,000, in each case to bring the respective equity award target in line with market data.

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

As shown in the charts below, the total direct compensation mix for Mr. Gupta and our other named executive officers in fiscal 2020 was consistent with our peer group.

* “Other NEOs” reflects average of NEO salaries, excluding CFO
These allocations reflect our belief that a significant portion of our named executive officers’ compensation should be performance-based and therefore “at risk” based on company performance, as well as subject to service requirements. Since our cash incentive opportunities and equity incentive awards have both upside opportunities and downside risks and our actual performance can deviate from the target goals, the amount of compensation earned will differ from the target allocations.
Individual Considerations
Below is a summary of the fiscal 2020 compensation decisions and, where applicable, changes for each named executive officer from fiscal 2019.
Yogesh Gupta, President and Chief Executive Officer (1)

	2019 Target Pay ($)		2020 Target Pay ($)
Target Annual Cash Compensation	1,150,000		1,150,000	(6)
Base Salary	575,000		575,000
Target Bonus	575,000	(2)	575,000	(7)
Target Annual Equity Compensation	3,650,000		3,850,000	(8)
Target Annual RSUs	1,095,000	(3)	1,155,000	(9)
Target Annual Stock Options	730,000	(4)	770,000	(10)
Target LTIP PSUs	1,825,000	(5)	1,925,000	(11)
Total Target Annual Compensation	4,800,000		5,000,000
_____________
(1)Mr. Gupta became our President Chief Executive Officer in October 2016. We entered into an employment agreement with Mr. Gupta setting forth the terms of his compensation described above.

(2)Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Gupta earned 105% of his fiscal 2019 target bonus.
(3)RSUs vest in equal installments every six months over three years beginning on October 1, 2019.
(4)Stock options vest in equal installments every six months over four years beginning on October 1, 2019.
(5)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures as further described in this Amendment No. 1 to Annual Report on Form 10-K/A.
(6)We evaluated Mr. Gupta's fiscal 2019 target annual cash compensation against our compensation peer group to determine whether any changes should be made. We determined that Mr. Gupta's target annual cash compensation was in line with the market data positioning sought by the Compensation Committee and made no changes for fiscal 2020.
(7)Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Gupta earned 94% of his fiscal 2020 target bonus. For a discussion of the impact of COVID-19 on the company’s performance and the fiscal 2020 Corporate Bonus Plan, see “Cash Incentive Compensation”.
(8)We evaluated Mr. Gupta's fiscal 2019 target annual equity compensation against our compensation peer group to determine whether any changes should be made. Based on this evaluation, we determined that the value of Mr. Gupta’s target annual equity compensation should be increased by $200,000 for fiscal 2020 to better reflect the market data positioning sought by the Compensation Committee.
(9)RSUs vest in equal installments every six months over three years beginning October 1, 2020.
(10)Stock options vest in equal installments every six months over four years beginning on October 1, 2020.
(11)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures as further described in this Amendment No. 1 to Annual Report on Form 10-K/A.

Anthony Folger, Chief Financial Officer (1)

	2020 Target Pay ($)
Target Annual Cash Compensation	660,000
Base Salary	400,000
Target Bonus	260,000	(2)
Target Annual Equity Compensation	1,600,000
Target Annual RSUs	480,000	(3)
Target Annual Stock Options	320,000	(4)
Target LTIP PSUs	800,000	(5)
Total Target Annual Compensation	2,260,000
_____________
(1)Mr. Folger became our Chief Financial Officer in January 2020. We entered into an employment agreement with Mr. Folger setting forth the terms of his compensation described above.
(2)Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Folger earned 94% of his fiscal 2020 target bonus prorated to reflect his employment commencement date. For a discussion of the impact of COVID-19 on the company’s performance and the fiscal 2020 Corporate Bonus Plan, see “Cash Incentive Compensation”.
(3)RSUs vest in equal installments every six months over three years beginning October 1, 2020.
(4)Stock options vest in equal installments every six months over four years beginning on October 1, 2020.
(5)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures as further described in this Amendment No. 1 to Annual Report on Form 10-K/A.
Paul Jalbert, Former Chief Financial Officer (1)

	2019 Target Pay ($)		2020 Target Pay ($)
Target Annual Cash Compensation	624,000		624,000	(6)
Base Salary	390,000		390,000
Target Bonus	234,000	(2)	234,000
Target Annual Equity Compensation	1,330,000		--	(7)
Target Annual RSUs	399,000	(3)	--
Target Annual Stock Options	266,000	(4)	--
Target LTIP PSUs	665,000	(5)	--
Total Target Annual Compensation	1,954,000		624,000
_____________
(1)On January 31, 2020, Mr. Jalbert retired from his position as Chief Financial Officer, and was succeeded by Mr. Folger. Mr. Jalbert remained with the Company until April 2, 2020 in order to assist Mr. Folger in the transition.
(2)Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Jalbert earned 105% of his fiscal 2019 target bonus.

(3)RSUs vest in equal installments every six months over three years beginning October 1, 2019. During the period beginning February 1, 2020 and ending April 2, 2020, Mr. Jalbert’s unvested RSUs continued to vest in accordance with the terms and conditions of such awards. Additionally, all unvested RSUs held by Mr. Jalbert that would otherwise have vested on October 1, 2020 accelerated and became fully exercisable on April 2, 2020. Due to Mr. Jalbert's retirement, no other RSUs vested or were accelerated.
(4)Stock options vest in equal installments over six months every four years beginning on October 1, 2019. During the period beginning February 1, 2020 and ending April 2, 2020, Mr. Jalbert’s unvested stock options continued to vest in accordance with the terms and conditions of such awards. Additionally, all unvested stock options held by Mr. Jalbert that would otherwise have vested on October 1, 2020 accelerated and became fully exercisable on April 2, 2020. Due to Mr. Jalbert's retirement, no other stock options (except those described above) vested or were accelerated.
(5)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures as further described in this Amendment No. 1 to Annual Report on Form 10-K/A. Upon Mr. Jalbert's termination of employment on April 2, 2020, these PSUs were cancelled.
(6)Due to Mr. Jalbert’s retirement, no changes were made to his Target Annual Cash Compensation for fiscal 2020. From and after January 31, 2020 until April 2, 2020, Mr. Jalbert received a monthly base salary of $10,000. Mr. Jalbert did not receive any portion of his fiscal 2020 target bonus.
(7)Due to Mr. Jalbert’s retirement, he did not receive any Target Annual Equity Compensation for fiscal 2020.
John Ainsworth, Senior Vice President, Products – Core (1)

	2019 Target Pay ($)		2020 Target Pay ($)
Target Annual Cash Compensation	517,500	(2)	555,500	(7)
Base Salary	345,000		370,000
Target Bonus	172,500	(3)	185,500	(8)
Target Annual Equity Compensation	700,000		700,000	(9)
Target Annual RSUs	210,000	(4)	210,000	(10)
Target Annual Stock Options	140,000	(5)	140,000	(11)
Target LTIP PSUs	350,000	(6)	350,000	(12)
Total Target Annual Compensation	1,217,500		1,255,000
_____________
(1)Mr. Ainsworth became our Senior Vice President, Products – Core in January 2017.
(2)We evaluated Mr. Ainsworth’s fiscal 2018 target annual cash compensation against our compensation peer group to determine whether any changes should be made. Based on this evaluation, we determined that Mr. Ainsworth's base salary should be increased from $335,000 to $345,000, which was in line with the market data positioning sought by the Compensation Committee.
(3)Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Ainsworth earned 105% of his fiscal 2019 target bonus.
(4)RSUs vest in equal installments every six months over three years beginning on October 1, 2019.
(5)Stock options vest in equal installments every six months over four years beginning on October 1, 2019.

(6)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures as further described in this Amendment No. 1 to Annual Report on Form 10-K/A.
(7)We evaluated Mr. Ainsworth’s fiscal 2019 target annual cash compensation against our compensation peer group to determine whether any changes should be made. Based on this evaluation, we determined that Mr. Ainsworth's base salary should be increased from $345,000 to $370,000, to better reflect the market data positioning sought by the Compensation Committee.
(8)Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Mr. Ainsworth earned 94% of his fiscal 2020 target bonus. For a discussion of the impact of COVID-19 on the company’s performance and the fiscal 2020 Corporate Bonus Plan, see “Cash Incentive Compensation”.
(9)We evaluated Mr. Ainsworth’s fiscal 2019 target annual equity compensation against our compensation peer group to determine whether any changes should be made. We determined that Mr. Ainsworth’s target annual equity compensation was in line with the market data positioning sought by the Compensation Committee and made no changes for fiscal 2020.
(10)RSUs vest in equal installments every six months over three years beginning on October 1, 2020.
(11)Stock options vest in equal installments every six months over four years beginning on October 1, 2020.
(12)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures as further described in this Amendment No. 1 to Annual Report on Form 10-K/A.
Loren Jarrett, Senior Vice President and General Manager – Developer Tools Business and former Chief Marketing Officer (1)

	2019 Target Pay ($)		2020 Target Pay ($)
Target Annual Cash Compensation	517,500		568,000	(6)
Base Salary	345,000		355,000
Target Bonus	172,500	(2)	213,000	(7)
Target Annual Equity Compensation	700,000		700,000	(8)
Target Annual RSUs	210,000	(3)	210,000	(9)
Target Annual Stock Options	140,000	(4)	140,000	(10)
Target LTIP PSUs	350,000	(5)	350,000	(11)
Total Target Annual Compensation	1,217,500		1,268,000
_____________
(1)Ms. Jarrett joined Progress as our Chief Marketing Officer in January 2017. She became SVP, General Manager of our Developer Tools business in June 2019. Ms. Jarrett's compensation did not change in connection with her role change.
(2)Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, Ms. Jarrett earned 105% of her fiscal 2019 target bonus.
(3)RSUs vest in equal installments every six months over three years beginning on October 1, 2019.
(4)Stock options vest in equal installments every six months over four years beginning on October 1, 2019.
(5)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures as further described in this Amendment No. 1 to Annual Report on Form 10-K/A.

(6)We evaluated Ms. Jarrett’s fiscal 2019 target annual cash compensation against our compensation peer group to determine whether any changes should be made. Based on this evaluation, we determined that Ms. Jarrett's base salary should be increased from $345,000 to $355,000, to better reflect the market data positioning sought by the Compensation Committee. In addition, we increased Ms. Jarrett's 2020 cash bonus target from 50% of her base salary in 2019 to 60% of her base salary in 2020, to better reflect the market data positioning sought by the Compensation Committee. For fiscal 2020, Ms. Jarrett’s target bonus of $213,000 was composed of two parts. Two-thirds of this target was tied to performance under the Corporate Bonus Plan and one-third of this target was tied to financial objectives with respect to the products for which she is the General Manager.
(7)Represents cash payable upon achievement of target performance under our Corporate Bonus Plan. Based on company performance, in fiscal 2020, Ms. Jarrett earned 94% of the portion of her fiscal 2020 target bonus that was tied to the Corporate Bonus Plan, and 97% of the portion of her fiscal 2020 target bonus that was tied to the financial objectives of the products for which she is the General Manager. For a discussion of the impact of COVID-19 on the company’s performance and the fiscal 2020 Corporate Bonus Plan, see “Cash Incentive Compensation”.
(8)We evaluated Ms. Jarrett’s fiscal 2019 target annual equity compensation against our compensation peer group to determine whether any changes should be made. We determined that Ms. Jarrett’s target annual equity compensation was in line with the market data positioning sought by the Compensation Committee and made no changes for fiscal 2020.
(9)RSUs vest in equal installments every six months over three years beginning on October 1, 2020.
(10)Stock options vest in equal installments every six months over four years beginning on October 1, 2020.
(11)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures as further described in this Amendment No. 1 to Annual Report on Form 10-K/A.
Gary Quinn, Senior Vice President, Core Field Organization (1)

	2019 Target Pay ($)		2020 Target Pay ($)
Target Annual Cash Compensation	619,000		665,000	(6)
Base Salary	325,000		350,000
Target Bonus	294,000	(2)	315,000	(7)
Target Annual Equity Compensation	700,000		800,000	(8)
Target Annual RSUs	210,000	(3)	240,000	(9)
Target Annual Stock Options	140,000	(4)	160,000	(10)
Target LTIP PSUs	350,000	(5)	400,000	(11)
Total Target Annual Compensation	1,319,000		1,465,000
_____________
(1)Mr. Quinn became our Senior Vice President, Core Field Organization in August 2017.
(2)Mr. Quinn’s target bonus of $294,000 is composed of two parts. Two-thirds of this target is tied to performance under the Corporate Bonus Plan and one-third of this target is tied to financial objectives with respect to the products for which he is the sales leader. Based on company performance, in fiscal 2019, Mr. Quinn earned 105% of the portion of his fiscal 2019 target bonus that was tied to the Corporate Bonus Plan, and 105% of the portion of his fiscal 2019 target bonus that was tied to the financial objectives of the products for which he is the sales leader.

(3)RSUs vest in equal installments every six months over three years beginning on October 1, 2019.
(4)Stock options vest in equal installments every six months over four years beginning on October 1, 2019.
(5)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures as further described in this Amendment No. 1 to Annual Report on Form 10-K/A.
(6)We evaluated Mr. Quinn’s fiscal 2019 base salary against our compensation peer group to determine whether any changes should be made. Based on this evaluation, we determined that Mr. Quinn's base salary should be increased from $325,000 to $350,000, to better reflect the market data positioning sought by the Compensation Committee.
(7)We evaluated Mr. Quinn’s fiscal 2019 target annual cash compensation against our compensation peer group to determine whether any changes should be made. Based on this evaluation, we determined that Mr. Quinn's target bonus should be increased from $294,000 to $315,000 to better reflect the market data positioning sought by the Compensation Committee. Mr. Quinn’s target bonus of $315,000 is composed of two parts. Two-thirds of this target is tied to performance under the Corporate Bonus Plan and one-third of this target is tied to financial objectives with respect to the products for which he is the sales leader. Based on company performance, in fiscal 2020, Mr. Quinn earned 94% of the portion of his fiscal 2020 target bonus that was tied to the Corporate Bonus Plan, and 98% of the portion of his fiscal 2020 target bonus that was tied to the financial objectives of the products for which he is the sales leader. For a discussion of the impact of COVID-19 on the company’s performance and the fiscal 2020 Corporate Bonus Plan, see “Cash Incentive Compensation”.
(8)We evaluated Mr. Quinn’s fiscal 2019 target annual equity compensation against our compensation peer group to determine whether any changes should be made. Based on this evaluation, we increased the value of Mr. Quinn’s target annual equity compensation by $100,000 for fiscal 2020 to better reflect the market data positioning sought by the Compensation Committee.
(9)RSUs vest in equal installments every six months over three years beginning on October 1, 2020.
(10)Stock options vest in equal installments every six months over four years beginning on October 1, 2020.
(11)PSUs issued to our executive officers under our Long-Term Incentive Plan are subject to three-year relative total shareholder return and operating income performance measures as further described in this Amendment No. 1 to Annual Report on Form 10-K/A.
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
The Compensation Committee set the target annual cash incentive opportunity for 2020 (expressed as a percentage of base salary earned during the year) for each named executive officer in January 2020. In setting the target levels, the Compensation Committee considered each named executive officer’s 2020 target total cash opportunity against the peer group data provided by our independent compensation consultant, internal pay equity and the roles and responsibilities of the named executive officers. The Compensation Committee believes that the target annual cash bonus opportunity should make up a larger portion of an executive officer’s total target cash compensation as the executive’s level of responsibility increases.

The Compensation Committee set each named executive officer’s cash bonus target, other than Ms. Jarrett’s, at the same percentage as his or her respective target opportunity in 2019. Ms. Jarrett’s cash bonus target was increased from 50% of her base salary to 60%. In addition, for fiscal 2020, it was determined that Ms. Jarrett’s target bonus should be comprised of two parts. Two-thirds of her bonus would be tied to performance under the fiscal 2020 Corporate Bonus Plan and one-third of her target would be tied to financial objectives with respect to the products for which she is the General Manager. This structure is identical to the bonus structure applicable to Mr. Quinn.
2020 Plan Design
In January 2020, the Compensation Committee approved the fiscal 2020 Corporate Bonus Plan. For fiscal 2020, the Compensation Committee adopted three plan metrics for the Corporate Bonus Plan applicable to our named executive officers, all of which would be utilized to determine funding and payout under the cash bonus plan. These three-plan metrics were non-GAAP corporate revenue, non-GAAP operating income, and adjusted free cash flow. These plan metrics were the same metrics utilized by the Compensation Committee in fiscal 2019, apart from removing the metric for Kinvey new bookings. The Kinvey new booking metric was removed because we announced in September 2019 that we were reducing our investment in our Kinvey platform.
The non-GAAP corporate revenue metric was weighted at 40%, the non-GAAP operating income metric was weighted at 40%, and the adjusted free cash flow metric was weighted at 20%. Each metric was measured separately and was not impacted by performance with respect to the other metrics. The performance measures selected for our cash bonus plan were designed to support our goals of expanding our non-GAAP operating income, while at the same time preserving our strong cash flow, which would result in increased stockholder returns.
For 2020, the Compensation Committee set the thresholds for purposes of earning any award under the Corporate Bonus Plan at 98% of the total revenue target, 92% of the operating income target and 97% of the adjusted free cash flow target under our fiscal 2020 annual budget.
The targets established with respect to the total revenue goal reflect the challenges we face in maintaining our core revenues. The targets established with respect to the non-GAAP operating income metric are consistent with our operational model for our core business. The targets established with respect to the adjusted free cash flow goal reflect the importance of maintaining strong cash flows to enable us to execute a capital allocation strategy in the best interests of stockholders. Each target also reflected the plan requirement that our executive officers not be eligible for any portion of their target bonus at achievement levels below our public guidance.
COVID-19 Impact
Early in our second quarter of fiscal 2020, as large parts of the global economy came to a near standstill due to lockdowns and shutdowns of non-essential businesses in the United States and globally, we assessed our business and how it could be impacted by the pandemic. We considered that—
•Global economic conditions could impact our ability to acquire new customers and expand existing customer installations;
•Economic conditions could impact the timing of certain maintenance contract renewals and customer collections;
•Our products power mission-critical applications across a variety of industries;
•The cost, effort and time required to replace our solutions would be prohibitive in most cases;
•More than 80% of our revenue is recurring in nature;

•Our retention rates have consistently been well over 90%; and
•Our technical support and professional services could be delivered remotely without disruption.
As a result of these considerations, in late March, we revised our fiscal 2020 operating plan to reduce our revenue and free cash flow expectations for the balance of fiscal 2020 to reflect these potential headwinds. We similarly reduced our operating expenses to ensure that we maintained our profitability and operating margin despite the reduced revenue and free cash flow expectations. The changes to our revised operating plan were reviewed with our Board and reflected in our financial guidance to stockholders for the remainder of fiscal 2020.
During our third quarter of fiscal 2020, the Compensation Committee determined, in recognition of the factors described above relating to the impact of the COVID-19 pandemic and the fact that the consequences could not have been anticipated by the Committee at the time the fiscal 2020 operating plan and fiscal 2020 Corporate Bonus Plan performance targets were determined, and that the global business consequences of the pandemic were generally outside of our control, that performance against the predetermined goals (as calculated at the end of the year) should exclude the impact of the adjustments we made to our operating plan in response to COVID-19.
In approving these adjustments, the Compensation Committee considered the disruptive nature and effect of the pandemic on our business, our success in managing and navigating the pandemic environment, the leadership shown by our executives in supporting our customers, partners employees and other stakeholders, the continued dedication and commitment of our employees to our customers and partners, and the execution of the company’s strategic goals. No other changes or adjustments (upwards or downwards) were made by the Compensation Committee to our fiscal 2020 Corporate Bonus Plan as a result of the COVID-19 pandemic. These adjustments applied to our executive officers as well as to all other participants in the fiscal 2020 Corporate Bonus Plan.
As shown in the table below, if the Compensation Committee had not adjusted our fiscal 2020 Corporate Bonus Plan as a result of the COVID-19 pandemic, the final payout percentage applicable to all participants in the fiscal 2020 Corporate Bonus Plan would have been 51%. With the COVID-19 adjustments made by the Compensation Committee, the final payout percentage applicable to all participants in the fiscal 2020 Corporate Bonus Plan was 94%.
In addition, in October 2020, the Compensation Committee modified the fiscal 2020 Corporate Bonus Plan to reflect the Chef acquisition. The Compensation Committee increased the targets of all levels of the non-GAAP revenue, non-GAAP operating income and adjusted free cash flow metrics consistent with the internal acquisition model and publicly announced expectations. For further detail about our use of non-GAAP measures, refer to the paragraph entitled, “GAAP Results vs. non-GAAP Measures” above.

The table below summarizes the impact of these adjustments as a result of the COVID-19 pandemic and Chef acquisition on our fiscal 2020 Corporate Bonus Plan:

Metric ($ in rounded millions) (1)	Non-GAAP Corp. Revenue (40% Weighting)			Non-GAAP Operating Income (40% Weighting)			Adjusted Free Cash Flow (20% Weighting)			Final Approved Payout
	Threshold (25%)	Target (100%)	Maximum (150%)	Threshold (25%)	Target (100%)	Maximum (100%)	Threshold (25%)	Target (100%)	Maximum (150%)
Initial Target	448	455	470	177	192	223	145	150	169
Chef Acquisition	11	12	12	-2	-2	-2	-3	-3	-3
Final Target	460	466	482	175	189	220	142	147	166
Actual Result/ Funding % Adjusting for COVID-19 Impact	463 (72%)			193 (107%)			153 (111%)			94%
Actual Result/ Funding % Not Adjusting for COVID-19 Impact	457 (0%)			196 (112%)			143 (30%)			51%
_____________
(1)Target and actual achievement figures shown in the table above are based on budgeted exchange rates. For purposes of computing Non-GAAP Operating Income, bonus expense is added back to the Threshold, Target, Maximum, and Actual achievement amounts.
Amounts Earned under the 2020 Corporate Bonus Plan
As a result of our performance during fiscal 2020, we achieved an overall payout percentage of 94% under the fiscal 2020 Corporate Bonus Plan. For Mr. Gupta and the other executive officers, the actual bonuses earned were based 100% on the financial metrics described above and no portion of the annual bonuses were based on subjective measures.
The following table shows the bonuses earned by our named executive officers under the fiscal 2020 Corporate Bonus Plan.

NEO	Target Annual Bonus ($)	Amount Earned ($)
Yogesh Gupta	575,000	540,500
Anthony Folger (1)	260,000	203,667
Paul Jalbert (2)	--	--
John Ainsworth	185,500	173,900
Loren Jarrett (3)	177,500	166,850
Gary Quinn (4)	210,000	197,400

_____________
(1)Mr. Folger became our CFO in January 2020 and received a pro-rated payout of his 2020 actual bonus.
(2)Mr. Jalbert’s employment with the Company terminated on April 2, 2020 and he did not receive any portion of his 2020 bonus.
(3)Reflects the portion of Ms. Jarrett’s target bonus (two-thirds) that is tied to the Corporate Bonus Plan. The remaining portion (one-third) of Ms. Jarrett’s target bonus is tied to financial objectives within the products for which she is the General Manager. For fiscal 2020, Ms. Jarrett earned 94% of the portion of her fiscal 2020 target bonus that was tied to the Corporate Bonus Plan and 97% of the portion of her bonus that was tied to the financial objectives within the products for which she is the General Manager.
(4)Reflects the portion of Mr. Quinn’s target bonus (two-thirds) that is tied to the Corporate Bonus Plan. The remaining portion (one-third) of Mr. Quinn's target bonus is tied to financial objectives within the products for which he is the sales leader. For fiscal 2020, Mr. Quinn earned 94% of the portion of his fiscal 2020 target bonus that was tied to the Corporate Bonus Plan and 98% of the portion of his bonus that was tied to the financial objectives within the products for which he is the sales leader.
Equity Compensation
We use equity compensation to attract, retain, motivate, and reward our named executive officers. Equity-based incentive awards are intended to be the longer-term components of our overall executive compensation program and are designed to encourage performance by our executive officers over several years. The Compensation Committee’s decisions regarding the amount and type of equity incentive compensation, the allocation of equity and relative weighting of these awards within total executive compensation have been based on advice provided by our independent compensation consultant and the Compensation Committee’s understanding and individual experiences with market practices of similarly situated companies. We issue annual and new hire equity awards based on guidelines for awards commensurate with position levels and that reflect grant practices within our peer group and the broader software industry generally.

The following is a summary of our fiscal 2020 equity program, which was identical to our fiscal 2019 equity program.

Program	Fiscal 2020 Equity Program

Form of Equity	Time-Based Restricted Stock Units Stock Options Performance-Based Stock Units

Performance Periods	PSUs have three-year performance period

Metrics	LTIP PSUs tied 50% to cumulative operating income (subject to 35% annual operating margin threshold) and 50% to relative TSR

Vesting
Time-Based RSUs vest in six equal installments over 3 years
Stock options vest in eight equal installments over 4 years
LTIP:
•With respect to TSR metric, participants can earn between 0% to 200% of target amount of LTIP PSUs, with threshold vesting at 35% achievement
•With respect to operating income metric, participants can earn between 0% and 200% of the target amount of LTIP PSUs, once operating income criteria is met, subject to a 35% annual operating margin threshold

Frequency of Grant	Annual

Target Value and Award Determination
The Compensation Committee reviews the mix of equity awards to our named executive officers on an annual basis. Consistent with the Compensation Committee’s philosophy that a significant portion of the equity mix to named executive officers should be tied to our long-term performance, the Compensation Committee determined that there should be no changes to the equity mix utilized for fiscal 2019. Accordingly, the equity mix for fiscal 2020 was 50% LTIP PSUs, 30% RSUs and 20% stock options.
To determine the size of the equity awards, the Compensation Committee first determined the total number of shares that would be allocated for the annual equity awards to all proposed recipients. The total number of shares was determined by consideration of the potential dilution to our stockholders and average burn rate of other companies in our industry. For fiscal 2020, the Compensation Committee considered that the proposed equity budget for fiscal 2020 was consistent with the prior year and would result in a burn rate significantly below other companies in our industry and peer group. The Compensation Committee utilized the grant data from the peer group and other information provided by Pay Governance to assist it in determining the size of the overall equity pool for our company as well as the individual grants to the named executive officers.
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
RSUs
RSUs typically vest in six equal installments over a three-year period. In a volatile stock market, RSUs continue to provide value when other forms of equity such as stock options may not, which the Compensation Committee believes is useful in retaining talented executives in unpredictable economic times.
The RSUs awarded as part of the fiscal 2020 equity program were issued in January 2020. The Compensation Committee awarded these RSUs as a dollar amount, which were then converted to RSUs based on our closing stock price on the date of grant.
Stock Options
Stock option awards provide individuals with the right to purchase shares of our common stock at a fixed exercise price, typically for a period of seven years, subject to continued employment with our company. Stock option grants are intended to correlate executive compensation to our long-term success as measured by our stock price. Stock options are tied to our future success because options granted have an exercise price equal to the closing market value at the date of grant and will only provide value to the extent that the price of our stock increases above the exercise price. As a result, the Compensation Committee views stock options as a form of performance equity, but with a longer-term focus than PSUs tied to three-year performance metrics.

Stock options vest in eight equal installments over a four-year period. We believe that meaningful vesting periods encourage recipients to remain with our company over the long term and, because the value of the awards is based on our stock price, stock options encourage recipients to focus on achievement of longer-term goals, such as strategic growth, business innovation and stockholder return.
The stock options awarded as part of the fiscal 2020 equity program were issued in January 2020. The Compensation Committee awarded these stock options as a dollar amount, which were then converted to stock options based on the Black-Scholes value of our stock options on the date of grant.
LTIP PSUs
We currently have in place a long-term equity incentive compensation plan consisting of PSUs that are earned based on company performance over a three-year measurement period. PSUs under our long-term equity incentive compensation plan are subject to three-year performance criteria aligned with our business plan and are earned only to the extent the performance criteria are achieved.
For fiscal 2020, the number of shares eligible to be earned is dependent on the following: 50% on our relative TSR performance as compared to companies in the S&P Software and Services Select Industry Index and 50% on our cumulative operating income (subject to meeting a 35% annual operating margin threshold). The performance metrics used by the Compensation Committee in fiscal 2020 were the same as those used in fiscal 2019.
With respect to the relative TSR metric, the Compensation Committee left unchanged the payout scale utilized in fiscal 2019 to reflect current trends and stockholder-friendly practices (e.g., above-median performance required to achieve target payout). Participants can earn between 0% and 200% (the payout cap under the LTIP) of the target amount of PSUs attributable to the relative TSR metric. The cumulative three-year TSR measure compares the TSR of our common stock against the TSR of companies included in the S&P Software and Services Select Industry Index during the three-year period. Our relative TSR performance must be at the 55th percentile of the index group in order for 100% of the target award to be earned. Additionally, regardless of our relative position with respect to the S&P Software and Services Select Industry Index, the award with respect to the TSR metric will be capped at 100% if our absolute TSR over the measurement period is negative.
With respect to the operating income metric, participants can earn between 0% and 200% of the target amount of PSUs attributable to the operating income metric. In designing the operating income metric to include both operating margin dollar and percentage goals, the Compensation Committee sought to ensure discipline and reinforce, consistent with our stated strategy, that profitable growth and margin expansion/maintenance are key to long-term value creation. The cumulative three-year operating income measure is based on the sum of the operating income amounts for 2020, 2021 and 2022 contained in our 2020 strategic plan, which was modified in October 2020 to reflect the acquisition of Chef. No adjustment to the 2020 LTIP was made to reflect the impact of the COVID-19 pandemic impact.

We must achieve 100% of the operating income target for a given performance period in order for payout with respect to this metric to occur. Furthermore, with respect to the operating income metric, the 35% annual operating margin threshold “performance gatekeeper” applies at all levels of performance and requires that annual operating margin be at or above 35% for each of 2020, 2021 and 2022 or no payout can occur with respect to this metric, regardless of cumulative operating income performance. The below table sets forth the payout criteria for the 2020 LTIP:

		% of Target Earned*
Performance Metric	Weight Factor	0%	50%	100%	150%	200%
Relative TSR Performance (% Rank)	50%	<35%	35%	55%	75%	90%
Operating Income (3-year Cumulative)**	50%	<$570	N/A	$570	$601	$630
* Award interpolated for performance within stated percentiles
** $ amounts in millions and using budgeted exchange rates. In addition, if operating margin in any of the three annual periods of the performance period is less than 35%, the operating income metric earned will be zero.
The three-year performance period with respect to the LTIP awarded in 2018 (the “2018 LTIP PSUs”) expired on November 30, 2020. Based on the price of our common stock for the thirty-day trading period ending November 30, 2020, our TSR compared to the S&P Software & Services Index for the same period placed us in the 33rd percentile, meaning that the TSR metric was not met. Based on our actual total three-year operating income for fiscal 2018, 2019 and 2020, the percentage of PSUs earned with respect to the operating income metric was 151%, resulting in a blended 75% payout percentage.
The following table shows the portion of the 2018 LTIP PSUs earned by our named executive officers based on Company performance.

Named Executive Officer	Target LTIP Value ($)	Target PSUs (#)(1)	PSUs Earned
Yogesh Gupta	1,825,000	36,004	27,183
Anthony Folger (2)	--	--	--
Paul Jalbert (3)	665,000	13,119	--
John Ainsworth	350,000	6,905	5,212
Loren Jarrett	350,000	6,905	5,212
Gary Quinn	350,000	6,905	5,212
_____________
(1)Target LTIPs were determined by dividing the Target LTIP Value by the closing price of our stock on the date of grant, which was $50.69 on January 12, 2018, which was the date of grant of the 2018 LTIP PSUs.
(2)Mr. Folger became our Chief Financial Officer in January 2020 and was not eligible for any 2018 LTIP PSUs.
(3)Mr. Jalbert retired as our Chief Financial Officer in January 2020 and his employment terminated in April 2020. As a result, his 2018 LTIP PSUs were canceled upon his termination of employment.
For the fiscal 2020 award under the LTIP, the three-year comparison period commenced on December 1, 2019 and will end on November 30, 2022.

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
Equity awards may be made only by the Compensation Committee. The Compensation Committee makes awards only at Compensation Committee meetings and awards are not effective in trading blackout periods (the period encompassing ten days prior to the end of each fiscal quarter through 48 hours after the earnings for that quarter are announced).
Stock Ownership Guidelines
In January 2018, our Board of Directors adopted revised stock ownership guidelines for our senior executive officers, including our named executive officers. These guidelines provide for the Chief Executive Officer to hold an amount of our common stock, restricted shares, stock options and/or earned performance shares having a value equal to at least three times his or her base salary. For other senior executive officers, the stock ownership requirement is at least one times his or her base salary. Executive officers have five years to attain the applicable ownership threshold. As of the date of this Amendment No. 1 to Annual Report on Form 10-K/A, all of the named executive officers met the applicable ownership threshold except Mr. Folger, who joined our company in January 2020.
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
Hedging and Pledging Policy
Our directors and executive officers are prohibited from engaging in short sales, transactions in derivative securities such as put or call options, hedging transactions or other inherently speculative transactions with respect to our stock. In addition, no director or executive officer may pledge or margin, or make any offer to pledge or margin, any of our stock, including without limitation, borrowing against such stock, at any time. Stock options granted under our stock option plans are not deemed to be derivative securities covered by this policy. Employees, other than our executive officers, are generally permitted to engage in transactions designed to hedge or offset market risk.

Tax and Accounting Considerations and Compensation Recovery Policies
Deductibility of Executive Compensation.
Section 162(m) of the Internal Revenue Code places a limit of $1 million on the amount of compensation that public companies may deduct in any one year with respect to certain of their named executive officers. Through fiscal 2017, certain performance-based compensation approved by stockholders was not subject to this deduction limit. With the enactment of the 2017 Tax Cuts and Jobs Act, however, the performance-based compensation exemption was eliminated, except with respect to certain grandfathered arrangements. While the Compensation Committee considers the deductibility of compensation as one factor in determining executive compensation, the Compensation Committee believes that it is in our best interests and the best interests of our stockholders to maintain flexibility in our approach to executive compensation in order to structure a program that we consider to be the most effective in attracting, motivating and retaining key executives.
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
Accounting for Stock-Based Compensation.
Stock-based compensation expense reflects the fair value of stock-based awards, measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using either the current market price of the stock, the Black-Scholes option valuation model, or the Monte Carlo Simulation valuation model.
COMPENSATION COMMITTEE REPORT
This report is submitted by the Compensation Committee of our Board of Directors. The Compensation Committee has reviewed the “Compensation Discussion and Analysis” included in this Amendment No. 1 to Annual Report on Form 10-K/A and discussed it with management. Based on such review and discussions, the Compensation Committee has recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this Amendment No. 1 to Annual Report on Form 10-K/A and in our proxy statement for the 2021 Annual Meeting of Stockholders.
No portion of this Compensation Committee Report shall be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), through any general statement incorporating by reference in its entirety the annual report or proxy statement in which this report appears, except to the extent that the Company specifically incorporates this report or a portion of it by reference. In addition, this report shall not be deemed filed under either the Securities Act or the Exchange Act.
Respectfully submitted by the Compensation Committee,
David A. Krall, Chairman
Angela T. Tucci
Vivian Vitale

Compensation Committee Interlocks and Insider Participation
The members of our Compensation Committee at the beginning of fiscal 2020 were Dr. Gawlick, Mr. Krall and Ms. Tucci, with Mr. Krall serving as Chair. In March 2020, Ms. Vitale replaced Dr. Gawlick as a member of the Compensation Committee. Dr. Gawlick, Mr. Krall, Ms. Tucci and Ms. Vitale are not, nor have they ever been, an officer or employee of our company or of any of its subsidiaries, or had any relationship with us requiring disclosure in this Amendment No. 1 to Annual Report on Form 10-K/A. There are no compensation committee interlocks amongst any of our directors.

Analysis of Risk Associated with Our Compensation Plans
In setting compensation, the Compensation Committee considers the risks to our stockholders and to the achievement of our goals that may be inherent in the compensation plans and programs for all employees, including our executives. When evaluating our overall executive compensation program, the Compensation Committee considers whether the program is based on the appropriate philosophy, benchmarked against the appropriate peer group and balanced between long and short-term performance targets, company and individual performance. Although a significant portion of our executives’ compensation is performance-based and “at-risk,” we believe our compensation plans and programs are appropriately structured so as not to encourage our employees to take excessive or unreasonable risks.
We considered the following elements of our compensation plans and policies when evaluating whether such plans and policies are structured to encourage our employees to take unreasonable risks:
•A detailed planning process with executive or Compensation Committee oversight exists for all compensation programs.
•The proportion of an employee’s performance-based pay increases as the responsibility and potential impact of the employee’s position increases, which structure is in line with market practices.
•Compensation consists of both fixed and variable components. The fixed portion (i.e., base salary) and variable portion (i.e., performance-based bonus and equity awards) provide a mix of compensation intended to produce corporate performance without encouraging excessive risks.
•We set performance goals that we believe are aggressive and consistent with building long-term stockholder value.
•We generally use consistent corporate performance metrics from year-to-year rather than changing the metric to take advantage of changing market conditions.
•Our short-term incentive plans are capped as to the maximum potential payout, which we believe mitigates excessive risk taking by limiting bonus payments even if we dramatically exceed the performance targets.
•We modify the short-term incentive plans to reflect acquisitions consistent with our internal acquisition model and publicly announced expectations.
•The time-based vesting for RSUs and stock options ensures that our executives’ interests align with those of our stockholders for the long-term performance of our company.
•Assuming achievement of at least a minimum level of performance, payouts under our performance-based plans result in some compensation at levels below full target achievement, rather than an “all-or-nothing” approach.

•Our long-term performance-based equity awards are based on multi-year criteria that align with our stockholders interests that we grow our company in a disciplined manner.
•In accordance with our written stock option grant policy, all equity grants must occur at a meeting of the Compensation Committee and management has no authority to issue equity.
•The Compensation Committee retains and does not delegate any of its power to determine matters of executive compensation.
•We maintain a system of controls and procedures designed to ensure that amounts are earned and paid in accordance with our plans and programs.
•We do not allow our executives and directors to hedge their exposure to ownership of, or interest in, our stock. We also do not allow them to engage in speculative transactions with respect to our stock.

SUMMARY OF EXECUTIVE COMPENSATION
The following table sets forth certain information with respect to compensation for the fiscal years ended November 30, 2020, 2019, and 2018 earned by:
(a)Mr. Gupta;
(b)Mr. Folger;
(c)Mr. Jalbert; and
(d)Mr. Ainsworth, Ms. Jarrett and Mr. Quinn, our three other named executive officers.
SUMMARY COMPENSATION TABLE – FISCAL YEARS 2020, 2019 and 2018

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Yogesh Gupta, Chief Executive Officer	2020 2019 2018	575,000 575,000 575,000	3,305,184 2,996,755 3,140,069	770,010 730,203 729,772	540,500 603,750 356,500	15,183 9,120 8,970	5,205,877 4,914,828 4,810,311
Anthony Folger, Chief Financial Officer (5)	2020 2019 2018	316,923 — —	1,314,556 —	320,002 — —	203,667 — —	9,722 — —	2,164,870 — —
Paul Jalbert, Former Chief Financial Officer (6)	2020 2019 2018	102,808 387,692 375,000	— 1,091,979 1,144,203	— 266,077 265,922	— 245,700 139,500	12,629 8,962 8,790	115,437 2,000,410 1,933,415
John Ainsworth, SVP, Products - Core	2020 2019 2018	365,192 343,462 335,000	600,957 574,735 795,435	140,010 140,040 139,964	173,900 181,125 103,850	20,830 8,897 9,488	1,300,889 1,248,259 1,383,737
Loren Jarrett, General Manager, Developer Tools Business	2020 2019 2018	353,077 343,462 335,000	600,957 574,735 795,435	140,010 140,040 139,964	166,850 181,125 103,850	40,940 8,897 9,488	1,301,834 1,248,259 1,383,737
Gary Quinn, SVP, Core Field Organization	2020 2019 2018	345,192 325,000 325,000	686,834 574,735 795,435	160,009 140,040 139,964	197,400 205,800 100,750	130,008 112,543 90,699	1,519,443 1,358,118 1,451,848

(1)These amounts do not reflect the actual economic value realized by the named executive officer. In accordance with FASB ASC Topic 718, we estimate the fair value of each stock-based award on the measurement date, using either the current market price of the stock or the Monte Carlo Simulation valuation model, assuming the probable outcome of related performance conditions at target levels. See the description of our 2020 Annual Equity Program described in “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A and Note 11 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020. The value at grant date of the LTIP PSUs included in the amounts shown in this column, assuming the highest level of performance conditions achieved (payout at 200% of target) are $4,300,282, $3,879,176, and $4,137,220 for Mr. Gupta for fiscal 2020, 2019 and 2018 respectively; $2,676,417 for Mr. Folger for fiscal 2020; $0, $1,413,506, and $1,507,504 for Mr. Jalbert for fiscal 2020, 2019 and 2018, respectively; $893,579, $743,958 and $793,454 for Mr. Quinn for fiscal 2020, 2019 and 2018, respectively; and $781,908, $743,958, and $793,454, for each of Mr. Ainsworth and Ms. Jarrett for fiscal 2020, 2019 and 2018, respectively.
(2)Represents the grant date fair value of options on the date of grant. The grant date fair value of our options is equal to the number of shares subject to the option multiplied by the fair value of our options on the date of grant determined using the Black-Scholes option valuation model. The methodology and assumptions used to calculate the Black-Scholes value of our options are described in Note 11 of the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020.
(3)The amounts listed reflect the amounts earned under our Corporate Bonus Plan as described in “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A. For all individuals, bonus payments were accrued and earned in the year indicated and paid in the succeeding fiscal year.
(4)Amounts listed in this column for 2020 include:

Name	Company Contributions (401(k)) ($)	Insurance Premiums ($)	Sales Leader Plan ($)	Health Expenses ($)	Dividend Equivalents ($)
Mr. Gupta	12,442	720	—		2,021
Mr. Folger	8,308	576	—	—	838
Mr. Jalbert	12,442	187	—	—	0
Mr. Ainsworth	12,442	533	—	7,488	367
Ms. Jarrett	12,442	511	27,620	—	367
Mr. Quinn	12,512	504	116,572		420
(5)Mr. Folger became our Chief Financial Officer in January 2020.
(6)Mr. Jalbert retired from his position as Chief Financial Officer on January 31, 2020 and his employment with the Company terminated on April 2, 2020. In connection with his retirement, Mr. Jalbert received the retirement benefits described in “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A.

Grants of Plan-Based Awards
GRANTS OF PLAN-BASED AWARDS TABLE - 2020

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	All Other Stock Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(6)
Name	Grant Date (1)	Threshold ($)(2)	Target ($)(2)	Maximum ($)(2)	Threshold (#)(3)	Target (#)(3)	Maximum (#)(3)
Yogesh Gupta	—	143,750	575,000	862,500	—	—	—	—	—	—	—
	1/21/2020	—	—	—	10,205	40,819	81,638	—	—	—	2,150,141
	1/21/2020	—	—	—	—	—	—	24,492	—	—	1,155,043
	1/21/2020	—	—	—	—	—	—	—	72,574	47.16	770,010
Anthony Folger	—	65,000	260,000	390,000	—	—	—	—	—	—	—
	3/30/2020	—	—	—	6,351	25,405	50,810	—	—	—	834,554
	3/30/2020	—	—	—	—	—	—	15,243	—	—	480,002
	3/30/2020	—	—	—	—	—	—	—	50,394	31.49	320,002
Paul Jalbert	—	58,500	234,000	351,000	—	—	—	—	—	—	—
	1/21/2020	—	—	—	—	—	—	—	—	—	—
	1/21/2020	—	—	—	—	—	—	—	—	—
	1/21/2020	—	—	—	—	—	—	—	—	47.16	—
John Ainsworth	—	46,250	185,000	277,500	—	—	—	—	—	—
	1/21/2020	—	—	—	1,855	7,422	14,844	—	—	—	390,954
	1/21/2020	—	—	—	—	—	—	4,453	—	—	210,003
	1/21/2020	—	—	—	—	—	—	—	13,196	47.16	140,010
Loren Jarrett	—	53,250	213,000	319,500	—
	1/21/2020	—	—	—	1,855	7,422	14,844	—	—	—	390,954
	1/21/2020	—	—	—	—	—	—	4,453	—	—	210,003
	1/21/2020	—	—	—	—	—	—	—	13,196	47.16	140,010
Gary Quinn	—	78,750	315,000	472,500	—	—	—	—	—	—	—
	1/21/2020	—	—	—	2,120	8,482	16,964	—	—	—	446,789
	1/21/2020	—	—	—		—	—	5,090	—	—	240,044
	1/21/2020	—	—	—		—	—	—	15,081	47.16	160,009
_____________
(1)Awards granted on January 21, 2020 were approved by the Compensation Committee on January 7, 2020, at which time the Company was in a trading blackout period. Awards granted on March 30, 2020 were approved by the Compensation Committee on March 17, 2020, at which time the Company was in a trading blackout period.
(2)These columns indicate the range of payouts (25%, 100% and 150%) targeted for fiscal 2020 performance under our Corporate Bonus Plan as described in “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A. The actual payout with respect to fiscal 2020 for each named executive officer is shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

(3)The second row of these columns with respect to each named executive officer represents performance share units awarded under our Long-Term Incentive Plan. These columns show the performance share units that could be earned at threshold, target and maximum levels of performance. If we do not achieve a threshold performance metric, no performance share units will be earned with respect to that performance metric. Because the LTIP is based on a three-year performance period, none of the performance share units will be earnable until the performance period closes following our 2022 fiscal year. See “Compensation Discussion and Analysis” section of this Amendment No. 1 to Annual Report on Form 10-K/A for additional discussion of the LTIP.
(4)Represents RSUs that vest, so long as the executive continues to be employed with us, in six equal installments over three years beginning approximately nine months after the date of issuance.
(5)Represents stock options that vest, so long as the executive continues to be employed with us, in eight equal installments over four years beginning approximately nine months after date of issuance.
(6)In the case of RSUs and LTIP PSUs, represents the fair value of the awards, measured at the grant date. In the case of stock options, the grant date fair value is equal to the number of shares subject to the option multiplied by the fair value of our options on the date of grant determined using the Black-Scholes option valuation model. The methodology and assumptions used to calculate the Black-Scholes value of our options are described in Note 11 of the consolidated financial statements contained in our Annual Report. The closing price of our stock on January 21, 2020 was $47.16. The closing price of our stock on March 30, 2020 was $31.49.

Narrative Description of Summary Compensation Table and Grants of Plan-Based Awards Table
The material terms of our named executive officers’ annual compensation, including base salaries, cash incentive plan, time-based RSUs, stock options and Long-Term Incentive Plan PSUs and the explanations of the amounts of salary, cash incentives, and equity values in proportion to total compensation are described under “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A.
As discussed in greater detail in “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A, the 2020 non-equity incentive awards were granted pursuant to the fiscal 2020 Corporate Bonus Plan, with amounts to be earned based on the achievement of certain financial targets. In fiscal 2020, following adjustments made in light of the COVID-19 pandemic as discussed above, we exceeded the target level of performance under our bonus plan with respect to the non-GAAP operating income and the adjusted free cash flow metrics, but fell short of the target level of performance with respect to the non-GAAP revenue metric, which resulted in an overall payout percentage of 94% with respect to the annual cash bonus.
As discussed in greater detail in “Compensation Discussion and Analysis” in this Amendment No. 1 to Annual Report on Form 10-K/A, the PSUs awarded under the Long-Term Incentive Plan will be earned based on the results achieved during the three year performance period as determined following our 2022 fiscal year, contingent upon each named executive officer’s continued service.
The RSUs granted to our named executive officers in 2020 vest in equal installments every six months over three years, subject to continued employment. There is no purchase price associated with PSU or RSU awards. The stock options granted to our named executive officers in 2020 vest in equal installments every six months over four years, subject to continued employment. The stock options have an exercise price equal to the closing price of our common stock on the date of grant.

Outstanding Equity Awards
The following table sets forth certain information with respect to the outstanding equity awards at November 30, 2020 for each of the named executive officers. We have omitted Mr. Jalbert from the table below because he retired as Chief Financial Officer on January 31, 2020 and his employment with the Company terminated on April 2, 2020. Pursuant to a Transition Letter entered into between Mr. Jalbert and the Company in connection with his retirement, all unvested stock options and unvested restricted stock units held by Mr. Jalbert that would otherwise have vested on October 1, 2020 accelerated and became fully exercisable on April 2, 2020, as detailed in the section entitled "Severance and Change in Control Agreements" below. All other unvested equity awards terminated as of such date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2020

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options					Number of Shares or Units of Stock That Have Not Vested (#)(1)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Name	Grant Date	Exercisable (#)		Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Yogesh Gupta
	2/23/2017	130,877	(6)	18,696	28.98	2/22/2024	—		—	—		—
	1/12/2018	43,248	(7)	25,947	50.69	1/11/2025	3,601	(8)	144,400	27,183	(9)	1,090,038
	1/22/2019	37,605	(10)	62,670	34.73	1/21/2026	15,765	(11)	632,177	52,549	(12)	2,107,215
	1/21/2020	9,072	(13)	63,502	47.16	1/20/2027	20,410	(14)	818,441	40,819	(15)	1,636,842
Anthony Folger	3/30/2020	6,300	(13)	44,094	31.49	3/30/2027	12,703	(14)	509,390	25,405	(15)	1,018,741
John Ainsworth
	2/17/2017	20,554	(6)	2,936	29.25	2/16/2024				—		—
	1/12/2018	8,295	(7)	4,976	50.69	1/11/2025	691	(8)	27,709	5,212	(9)	209,001
	10/15/2018	—		—	—	—	2,059	(16)	82,566	—		—
	1/22/2019	7,212	(10)	12,019	34.73	1/21/2026	3,024	(11)	121,262	10,078	(12)	404,128
	1/21/2020	1,650	(13)	11,546	47.16	1/20/2027	3,711	(14)	148,811	7,422	(15)	297,622
Loren Jarrett
	2/17/2017	20,554	(6)	2,936	29.25	2/16/2024
	1/12/2018	8,295	(7)	4,976	50.69	1/11/2025	691	(8)	27,709	5,212	(9)	209,001
	10/15/2018	—		—	—	—	2,059	(16)	82,566	—		—
	1/22/2019	7,212	(10)	12,019	34.73	1/21/2026	3,024	(11)	121,262	10,078	(12)	404,128
	1/21/2020	1,650	(13)	11,546	47.16	1/20/2027	3,711	(14)	148,811	7,422	(15)	297,622
Gary Quinn
	9/29/2017	21,098	(5)	7,032	38.17	9/28/2024
	1/12/2018	8,295	(7)	4,976	50.69	1/11/2025	691	(8)	27,709	5,212	(9)	209,001
	10/15/2018	—		—	—	—	2,059	(16)	82,566	—		—
	1/22/2019	7,212	(10)	12,019	34.73	1/21/2026	3,024	(11)	121,262	10,078	(12)	404,128
	1/21/2020	1,886	(13)	13,195	47.16	1/20/2027	4,242	(14)	170,104	8,482	(15)	340,128
_____________
(1)The unvested awards shown in this column are RSUs subject to service-based vesting, unless otherwise noted.

(2)The market value of unvested RSUs was calculated as of November 30, 2020 (the last trading day of our fiscal 2020) based on the closing price of our common stock on Nasdaq of $40.10 on that date.
(3)The unvested awards shown in this column are PSUs subject to performance-based vesting. PSUs are reported assuming payout at target award levels, unless otherwise noted.
(4)The market value of unvested PSUs was calculated as of November 30, 2020 based on the closing price of our common stock on Nasdaq of $40.10 on that date.
(5)Vest in eight equal semi-annual installments beginning April 1, 2018.
(6)Vest in eight equal semi-annual installments beginning October 1, 2017.
(7)Vest in eight equal semi-annual installments beginning October 1, 2018.
(8)Vest in six equal semi-annual installments beginning October 1, 2018.
(9)Vest on February 1, 2021, subject to the Company meeting total shareholder return and operating income criteria over the three-year period ending November 30, 2020.
(10)Vest in eight equal semi-annual installments beginning October 1, 2019.
(11)Vest in six equal semi-annual installments beginning October 1, 2019.
(12)Vest on February 1, 2022, subject to the Company meeting total shareholder return and operating income criteria over the three-year period ending November 30, 2021.
(13)Vest in eight equal semi-annual installments beginning October 1, 2020.
(14)Vest in six equal semi-annual installments beginning October 1, 2020.
(15)Vest on February 1, 2023, subject to the Company meeting total shareholder return and operating income criteria over the three-year period ending November 30, 2022.
(16)Vest 33% on October 1, 2019 and 16.67% semi-annually thereafter.

Option Exercises and Stock Vested
The following table sets forth certain information regarding the number of stock options exercised and RSUs that vested in the fiscal year ended November 30, 2020 under our equity incentive plans and the corresponding amounts realized by the named executive officers. The value realized on exercise of stock option awards is calculated as the difference between the closing price of our common stock on the Nasdaq Global Select Market on the exercise date and the exercise price of the applicable stock option award. The value realized on vesting for RSUs is calculated as the product of the number of shares subject to the RSUs that vested and the closing price of our common stock on the Nasdaq Global Select Market on the vesting date.
Option Exercises and Stock Vested - Fiscal 2020

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Yogesh Gupta	—	—	55,964	2,291,377
Anthony Folger	—	—	2,540	95,314
Paul Jalbert	44,569	582,678	55,853	1,973,450
John Ainsworth	—	—	18,318	727,173
Loren Jarrett	—	—	18,318	727,173
Gary Quinn	—	—	19,011	770,626

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
(1)the payment of cash severance equal to 18 months of total target cash compensation as of the date of termination, which will be paid over 18 months;
(2)the payment of his annual target cash bonus on a pro-rata basis with respect to the elapsed part of the relevant fiscal year;
(3)the continuation, for a period of 18 months, of benefits that are substantially equivalent to the benefits (medical, dental, and vision) that were in effect immediately prior to termination; and
(4)18 months of acceleration of unvested stock options and RSUs (but not unvested performance equity).

    Receipt of the severance and benefits is subject to Mr. Gupta’s execution of a standard separation and release agreement. Separation payments upon any involuntary termination within twenty-four months following a change in control would be governed by the Employee Retention and Motivation Agreement described below and not by Mr. Gupta’s employment agreement.
    An “involuntary termination” is defined in the employment agreement as a termination of employment by us other than for cause, disability or death or a termination by Mr. Gupta as a result of certain events occurring without his consent such as an assignment to him of duties or a significant reduction of his duties, either of which is materially inconsistent with his position prior to the assignment or reduction, or the removal of Mr. Gupta from that position, a material reduction in Mr. Gupta's base salary or target bonus, a relocation of Mr. Gupta to a facility or location more than fifty miles from his then present location, or a material breach of the employment agreement by us.
    Mr. Gupta’s employment agreement also includes non-competition and related covenants. The non-competition covenant will be in effect for the duration of the period in which severance and other benefits are paid. The non-competition covenant relates to certain businesses with similar product areas and activities as our company.
Mr. Gupta’s Employee Retention and Motivation Agreement
We and Mr. Gupta have also entered into an Employee Retention and Motivation Agreement (the “Gupta ERMA”), which provides certain compensation and benefits if his employment is involuntarily terminated within 24 months of a change in control of our company. If an involuntary termination of Mr. Gupta’s employment occurs under other circumstances, the severance terms of his employment agreement, as described above, would control and not the Gupta ERMA.
Change in Control Benefits. Under the Gupta ERMA, upon a change in control of our company, Mr. Gupta would be entitled to:
(1)the payment of his annual target cash bonus on a pro-rata basis with respect to the elapsed part of the relevant fiscal year; and
(2)18 months of acceleration of unvested stock options and RSUs (but not unvested performance equity, which will vest in accordance with its terms), unless the acquirer assumes all such options and restricted equity. If such outstanding stock options and shares of restricted equity held by Mr. Gupta are continued by us or assumed by our successor entity, then vesting will continue in its usual course.
Involuntary Termination Following Change in Control. In the event of an involuntary termination within twenty-four (24) months following a change in control, Mr. Gupta would be entitled to:
(1)a lump-sum payment of cash severance equal to 24 months of total target cash compensation as of the date of termination;
(2)the continuation, for a period of 24 months, of benefits that are substantially equivalent to the benefits (medical, dental, and vision) that were in effect immediately prior to termination; and
(3)accelerated vesting of all unvested stock options and RSUs (but not unvested performance equity, which will vest in accordance with its terms).

In the event that any amounts provided for under the Gupta ERMA or otherwise payable to Mr. Gupta would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and be subject to the related excise tax, Mr. Gupta would be entitled to receive either full payment of the benefits under the agreement or such lesser amount that would result in no portion of the benefits being subject to the excise tax, whichever results in the greatest amount of after-tax benefits to Mr. Gupta.
Mr. Folger’s Executive Employment Agreement
In connection with his appointment as Chief Financial Officer, we and Mr. Folger entered into an employment agreement, effective January 31, 2020, setting forth Mr. Folger’s compensation and certain other terms. Mr. Folger’s employment agreement provides that in the event that his employment is terminated as a result of an “involuntary termination,” he will be entitled to:
•the payment of cash severance equal to 12 months of total target cash compensation as of the date of termination, which will be paid over 12 months;
•the continuation, for a period of 12 months, of benefits that are substantially equivalent to the benefits (medical, dental, and vision) that were in effect immediately prior to termination; and
•12 months accelerated vesting of all unvested stock options and RSUs (but not unvested performance equity).
Receipt of the severance and benefits is subject to Mr. Folger’s execution of a standard separation and release agreement, which will also include non-competition and related covenants. The non-competition covenant will be in effect for the duration of the period in which severance and other benefits are paid. The non-competition covenant relates to certain businesses with similar product area and activities as the Company. Separation payments upon any involuntary termination within twelve months following a change in control would be governed by the Employee Retention and Motivation Agreement described below and not by Mr. Folger’s employment agreement.
An “involuntary termination” is defined in the employment agreement as a termination of employment by the Company other than for “Cause” (as defined in the agreement), disability or death or a termination by Mr. Folger as a result of certain events occurring without his consent such as an assignment to him of duties, a significant reduction of his duties, either of which is materially inconsistent with his position prior to the assignment or reduction, or the removal of Mr. Folger from such position, a material reduction in Mr. Folger’s base salary or target bonus, a relocation of Mr. Folger to a facility or location more than fifty miles from his then-present location or a material breach of the employment agreement by the Company.
Mr. Jalbert’s Transition Letter
On January 31, 2020, Mr. Jalbert retired as Chief Financial Officer. He remained with the Company until April 2, 2020 in order to assist his successor, Anthony Folger, in the transition. Pursuant to a Transition Letter, dated January 16, 2020, between Mr. Jalbert and the Company (the "Transition Letter"), during the period beginning February 1, 2020 and ending April 2, 2020, the Company paid Mr. Jalbert a base salary of $10,000 per month for his services, Mr. Jalbert continued to participate in the benefit arrangements of the Company and Mr. Jalbert’s unvested equity awards continued to vest in accordance with the terms and conditions of such awards. Additionally, all unvested stock options and unvested restricted stock units held by Mr. Jalbert that would otherwise have vested on October 1, 2020 accelerated and became fully exercisable on April 2, 2020, as detailed in the section entitled "Estimate of Severance and Change in Control Benefits" below. No other PSUs (including PSUs under the LTIP), RSUs or stock options (except those described above) vested or were accelerated in connection with Mr. Jalbert's retirement.

Executive Severance Guidelines
We have adopted severance guidelines applicable to our executive officers, including the named executive officers other than Mr. Gupta and Mr. Folger. Any severance payable to Messrs. Gupta and Folger is governed by the employment agreements described above. Our executive severance guidelines provide that upon an involuntary termination and the execution of a standard release of claims, an executive officer is entitled to:
•the payment of cash severance equal to 12 months of total target cash compensation as of the date of termination, which will be paid over 12 months;
•the payment of his or her annual target cash bonus on a pro-rata basis with respect to the elapsed part of the relevant fiscal year;
•the continuation, for a period of 12 months, of benefits that are substantially equivalent to the benefits (medical, dental, and vision) that were in effect immediately prior to termination; and
•12 months of acceleration of unvested stock options and RSUs (but not unvested performance equity).
Severance payments and benefits upon any involuntary termination within 12 months following a change in control are governed by the Employee Retention and Motivation Agreement (“ERMA”) described below.
The payment of severance and other benefits is conditioned upon the executive agreeing to non-competition, non-disparagement and related covenants. The non-competition covenant would be in effect for one year following the termination of employment. In connection with the termination of employment of an executive officer, all PSUs awarded to that executive officer are cancelled.
Other Employee Retention and Motivation Agreements
We have entered into an ERMA with each of our other named executive officers. Each agreement is substantially identical to the Gupta ERMA except that (i) upon the involuntary termination of the executive officer within 12 months following a change of control, the executive officer will be entitled to receive a lump sum payment equal to 15 months of his or her total target compensation and his or her benefits will continue for 15 months, and (ii) for all named executive officers, accelerated vesting in connection with an involuntary termination following a change in control is limited to twelve months. Under no circumstances would any of our executive officers be entitled to a gross-up payment under the ERMAs for any excise taxes to which he or she may be subject if any of the above payments and benefits are considered to be "parachute payments."
Estimate of Severance and Change in Control Benefits
The following table indicates the estimated payments and benefits that each of Messrs. Gupta, Folger, Ainsworth, Quinn and Ms. Jarrett would have received under (a) their respective employment agreements, in the case of Messrs. Gupta and Folger, (b) our severance guidelines applicable to executive officers, in the case of Messrs. Ainsworth, Quinn and Ms. Jarrett, and (c) their respective ERMAs, assuming in each case that the change of control of our company, termination of his or her employment and/or retirement occurred at November 30, 2020. We have omitted Mr. Jalbert from the table below because his retirement was effective on April 2, 2020.
These amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the named executive officer, which amounts would only be known at the time that he or she becomes entitled to such payment.

	Involuntary Termination (1)($)	Change in Control Only (2)($)	Involuntary Termination Within 12 Months Following Change of Control ($)
Yogesh Gupta
Cash Severance	1,725,000	—	2,300,000
Pro Rata Bonus	575,000	575,000	575,000
Stock Options	409,822	—	544,437
Restricted Stock Units	1,267,641	—	1,595,018
Benefits (3)	31,637	—	42,183
Total	4,009,100	575,000	5,056,638

Anthony Folger
Cash Severance	660,000	—	825,000
Pro Rata Bonus	260,000	260,000	260,000
Stock Options	108,477	—	108,477
Restricted Stock Units	203,708	—	203,708
Benefits (3)	36,027	—	45,034
Total	1,268,212	260,000	1,442,219

John Ainsworth
Cash Severance	517,500	—	646,875
Pro Rata Bonus	172,500	172,500	172,500
Stock Options	57,675	—	57,675
Restricted Stock Units	250,625	—	250,625
Benefits (3)	21,257	—	26,571
Total	1,019,557	172,500	1,154,246

Loren Jarrett
Cash Severance	568,000	—	710,000
Pro Rata Bonus	213,000	213,000	213,000
Stock Options	57,675	—	57,675
Restricted Stock Units	250,625	—	250,625
Benefits (3)	35,731	—	44,664
Total	1,125,031	213,000	1,275,964

Gary Quinn
Cash Severance	665,000	—	831,250
Pro Rata Bonus	315,000	315,000	315,000
Stock Options	39,391	—	39,391
Restricted Stock Units	259,126	—	259,126
Benefits (3)	21,257	—	26,571
Total	1,299,774	315,000	1,471,338

_____________
(1)The amounts shown in the first column, with respect to stock options and RSUs, represent the value of certain unvested options and RSUs becoming fully vested and are calculated using the exercise price for each unvested stock option and the closing price of our common stock on November 30, 2020 (the last trading day of our fiscal 2020), which was $40.10. In the event of an involuntary termination, all unvested PSUs awarded to an individual under our Long-Term Incentive Plans are cancelled.
(2)In the event of a change in control, there is no accelerated vesting of options or RSUs provided that the acquirer assumes all outstanding stock options and RSUs of the individual. These tables have been prepared under that assumption. However, if the acquirer does not assume all outstanding stock options and RSUs of the individual, (i) in the case of Mr. Gupta, there is limited (12 month) accelerated vesting of stock options and RSUs in the event of a change of control, which values, based on the closing price of our common stock on November 30, 2020, are $342,515 and $893,228, respectively, and (ii) in the case of Messrs. Folger, Ainsworth and Quinn and Ms. Jarrett, there is limited (12 month) accelerated vesting of stock options and RSUs, and the values of stock options and RSUs indicated in the first column would apply upon a change of control. The amounts referenced in the foregoing sentence have been calculated using the exercise price for each unvested stock option and the closing price of our common stock on November 30, 2020, which was $40.10. Under the terms of the LTIP, in the event of a change in control, grantees are entitled to accelerated determination of PSUs earned under outstanding LTIP awards, unless the acquirer assumes such LTIP awards. Upon the change in control, our Compensation Committee will determine the number of PSUs that are eligible to be earned based on the actual attainment of the relevant metrics as of the change in control. Those PSUs determined to be earned will not become fully vested until the conclusion of the original three-year performance period, subject to the continued employment of the grantee through such date. Additionally, under the terms of the LTIP, in the event of an involuntary termination following a change in control, grantees are entitled to accelerated payout of PSUs determined to be earned under outstanding LTIP awards as of the change in control. For purposes of computing amounts attributable to accelerated vesting, the second and third columns exclude all unvested PSUs awarded under our LTIP as those amounts are undeterminable.
(3)Represents the estimated value of continuing benefits (medical, dental, and vision) for:
(1)18 months in the case of an involuntary termination of Mr. Gupta’s employment, 24 months in the case of an involuntary termination in connection with a change in control;
(2)12 months in the case of an involuntary termination of employment of Messrs. Folger, Ainsworth and Quinn and Ms. Jarrett, other than in connection with a change in control; and
(3)15 months, in the case of an involuntary termination in connection with a change in control with respect to Messrs. Folger, Ainsworth and Quinn and Ms. Jarrett.

CEO Pay Ratio
In accordance with SEC rules, we are providing the ratio of the annual total compensation of our CEO to the annual total compensation of our median employee. The 2020 annual total compensation of our CEO Mr. Gupta is $5,205,876, the 2020 annual total compensation of our median compensated employee is $80,264, and the ratio of these amounts is 65 to 1.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our human resources system of record and the methodology described below. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.
For purposes of identifying our median compensated employee, we used our global employee population as of November 1, 2020, identified based on our human resources system of record. We utilized total direct compensation as our consistently applied compensation measure. In this context, total direct compensation means the applicable annual fixed pay determined as of November 1, 2020, the annual incentive cash target amount or commission target amount payable for service in 2020, and the approved value of the annual equity awards granted during 2020. To identify our median compensated employee, we then calculated the total direct compensation for our global employee population, converted other currencies to US dollars and ordered the employees based on their total direct compensation.
To compute the pay ratio, we then calculated both the CEO and median employee’s annual total compensation pursuant to the proxy disclosure rules and compared the annual total compensation of the CEO to that of the median employee.

Director Compensation Plan—Fiscal 2020

We pay our non-employee directors a mix of cash and equity compensation. Employee directors receive no compensation for their service as directors.
In accordance with the 2020 Director Compensation Plan adopted by the Board, for 2020, our non-employee directors were paid an annual retainer of $250,000. This annual retainer was paid $50,000 in cash and $200,000 in equity, in the form of deferred stock units (“DSUs”). The independent Chairman of the Board was paid an additional cash retainer of $50,000. The cash portions of the annual retainers were paid in June 2020.
Prior to adopting the 2020 Director Compensation Plan, the Compensation Committee received market data from its independent compensation consultant and considered whether any changes in director compensation were required. Based on the market data, the Compensation Committee recommended to the Board no changes to director compensation and the Board adopted this recommendation.
The number of DSUs granted was determined by dividing the equity retainer by the grant-date closing price of our common stock as reported by Nasdaq. The DSUs vest in a single installment on the date of the Annual Meeting, subject to continued service on our Board of Directors through such date. DSUs do not convert to shares of common stock until a director terminates service on the Board of Directors or upon a change in control, whichever occurs first.
With respect to service on the committees of our Board of Directors, the following fees were paid:
•Audit Committee - $25,000 for the Chair and $20,000 for the other members;
•Compensation Committee - $25,000 for the Chair and $15,000 for the other members;
•Nominating and Corporate Governance Committee - $12,500 for the Chair and $10,000 for the other members; and
•Mergers and Acquisitions/Strategy Committee - $12,500 for the Chair and $10,000 for the other members.
The fees paid for service on the committees were paid in cash in June 2020.
Prior to March 2019, newly elected directors were also entitled to receive an initial director appointment grant of $300,000 of DSUs in connection with his or her appointment to our Board of Directors. In March 2019, the Board of Directors eliminated this initial director appointment grant for future appointees to the Board to remain in line with market practice.

Director Compensation Table—Fiscal 2020

The following table sets forth a summary of the compensation paid or granted to our non-employee directors for service on our Board in 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)(2) ($)	Total ($)
Paul T. Dacier	62,500	200,035	262,535
John R. Egan	110,000	200,035	310,035
Rainer Gawlick	85,000	200,035	285,035
Charles F. Kane	90,000	200,035	290,035
Samskriti Y. King	95,000	200,035	295,035
David A. Krall	75,000	200,035	275,035
Angela T. Tucci	80,000	200,035	280,035
Vivian Vitale(3)	90,000	300,047	390,047
_____________
•The number of outstanding unvested DSUs held by each director as of November 30, 2020 is shown in the table below. No director held stock options.

Name	Unvested DSUs Outstanding at November 30, 2020
Mr. Dacier	8,215
Mr. Egan	5,137
Dr. Gawlick	8,215
Mr. Kane	5,137
Ms. King	9,046
Mr. Krall	5,137
Ms. Tucci	9,046
Ms. Vitale	5,137
•Represents the fair value of the awards measured at the grant date. The number of units granted to each Director was determined by dividing the grant date value of the award, $200,000, by $38.94, the closing price of our common stock on June 29, 2020.
•Ms. Vitale received an additional grant of DSUs in fiscal year 2020. Represents the fair value of the awards measured at the grant date. The number of units granted to Ms. Vitale was determined by dividing the grant date value of the award, $100,000, by $31.94, the closing price of our common stock on March 30, 2020.
Stock Ownership Guidelines
Non-employee members of our Board are required to own shares of Progress common stock. The Board of Directors sets and periodically reviews and makes changes to these ownership requirements. In March 2017, our Board of Directors adopted revised stock retention guidelines for non-employee directors. These guidelines provide for all non-employee directors to hold an amount of our common stock, restricted shares, stock options and/or DSUs having a value equal to at least five times the annual cash retainer. Directors have five years to attain this ownership threshold. As of the March 19, 2021, all non-employee directors had met this ownership threshold, other than Ms. Vitale, who recently joined the Board in October 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding beneficial ownership as of March 19, 2021:
•by each person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock;
•by each of our directors and nominees for the Board of Directors;
•by each of our named executive officers; and
•by all of our directors and executive officers as a group.
We have determined beneficial ownership in accordance with the rules of the SEC. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of March 19, 2021 through the exercise of any stock option, warrants or other rights.
The percentage of shares beneficially owned is based on 44,003,055 shares of our common stock outstanding as of March 19, 2021. In computing the number of shares of stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of our common stock subject to options that are currently vested or exercisable or that will become vested or exercisable within 60 days of March 19, 2021, restricted stock units that vest within 60 days of March 19, 2021 and fully vested deferred stock units or deferred stock units that vest within 60 days of March 19, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Common Stock Beneficially Owned

BlackRock, Inc. (2) 55 East 52nd Street New York, NY 10055	7,298,629	16.2%
The Vanguard Group, Inc. (3) 100 Vanguard Blvd. Malvern, PA 19355	4,837,743	10.7%
Renaissance Technologies LLC (4) 800 Third Ave. New York, NY 10022	2,370,990	5.6%
John Ainsworth (5)	74,437	*
Paul T. Dacier (6)	28,674	*
John R. Egan (7)	48,196	*
Anthony Folger (8)	19,901	*
Rainer Gawlick (9)	29,674	*
Yogesh Gupta (10)	394,809	*
Paul Jalbert (11)	43,012	*
Loren Jarrett (12)	63,678	*
Charles F. Kane (13)	83,380	*
Samskriti King (14)	20,100	*
David A. Krall (15)	92,911	*
Gary Quinn (16)	57,440	*
Angela Tucci (17)	20,100	*
Vivian Vitale (18)	8,313	*
All executive officers and directors as a group (18 persons) (19)	1,152,715	2.6%
_____________
*  Less than 1%
(1)All persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the other information contained in the footnotes to this table. Unless otherwise noted, the address of such person is c/o Progress Software Corporation, 14 Oak Park Drive, Bedford, Massachusetts 01730.
(2)Derived from Schedule 13G filed on January 25, 2021. The Schedule 13G reported that BlackRock, Inc., a parent holding company through certain of its subsidiaries, beneficially owned 7,298,629 shares of our common stock, with sole voting power over 7,196,555 shares, and sole dispositive power over 7,298,629 shares. The Schedule 13G indicates that more than 5% of our outstanding common stock is being held by the reporting person on behalf of iShares Core S&P Small-Cap ETF.
(3)Derived from Schedule 13G/A filed on February 10, 2021. The Schedule 13G/A reported that The Vanguard Group, an investment adviser, beneficially owned 4,837,743 shares of our common stock, with shared voting power over 102,644 shares, sole dispositive power over 4,698,295 shares and shared dispositive power over 139,448 shares.

(4)Derived from Schedule 13G filed on February 10, 2021. The Schedule 13G reported that Renaissance Technologies LLC beneficially owned 2,370,990 shares of our common stock, with sole voting power over 2,370,990 shares and sole dispositive power over 2,370,990 shares.
(5)Includes 37,711 shares issuable upon the exercise of outstanding options that are exercisable as of March 19, 2021; 8,649 shares issuable upon the exercise of outstanding options that will be exercisable within 60 days of March 19, 2021 and 3,470 restricted stock units that will vest within 60 days of March 19, 2021.
(6)Includes 23,213 fully vested deferred stock units and 5,461 deferred stock units that will vest within 60 days of March 19, 2021.
(7)Includes 24,126 fully vested deferred stock units and 5,137 deferred stock units that will vest within 60 days of March 19, 2021.
(8)Includes 6,300 shares issuable upon the exercise of outstanding options that are exercisable as of March 19, 2021; 6,300 shares issuable upon the exercise of outstanding options that will be exercisable within 60 days of March 19, 2021 and 2,540 restricted stock units that will vest within 60 days of March 19, 2021.
(9)Includes 23,213 fully vested deferred stock units and 5,461 deferred stock units that will vest within 60 days of March 19, 2021.
(10)Includes 220,802 shares issuable upon the exercise of outstanding options that are exercisable as of March 19, 2021; 48,951 shares issuable upon the exercise of outstanding options that will be exercisable within 60 days of March 19, 2021 and 12,938 restricted stock units that will vest within 60 days of March 19, 2021.
(11)Mr. Jalbert retired as Chief Financial Officer on January 31, 2020 and his employment with the Company terminated on April 2, 2020, at which time, all unvested equity awards terminated as of such date. Pursuant to a Transition Letter entered into between Mr. Jalbert and the Company in connection with his retirement, all unvested stock options and unvested restricted stock units held by Mr. Jalbert that would otherwise vest on October 1, 2020 accelerated and became fully exercisable on April 2, 2020, as detailed in the section entitled "Severance and Change in Control Agreements" below.
(12)Includes 37,711 shares issuable upon the exercise of outstanding options that are exercisable as of March 19, 2021; 8,649 shares issuable upon the exercise of outstanding options that will be exercisable within 60 days of March 19, 2021 and 3,470 restricted stock units that will vest within 60 days of March 19, 2021.
(13)Includes 36,374 fully vested deferred stock units and 5,137 deferred stock units that will vest with 60 days of March 19, 2021.
(14)Includes 14,695 fully vested deferred stock units and 5,405 deferred stock units that will vest within 60 days of March 19, 2021.
(15)Includes 22,437 fully vested deferred stock units and 5,137 deferred stock units that will vest within 60 days of March 19, 2021.
(16)Includes 38,491 shares issuable upon the exercise of outstanding options that are exercisable as of March 19, 2021; 9,464 shares issuable upon the exercise of outstanding options that will be exercisable within 60 days of March 19, 2021 and 3,576 restricted stock units that will vest within 60 days of March 19, 2021.
(17)Includes 14,695 fully vested deferred stock units and 5,405 deferred stock units that will vest within 60 days of March 19, 2021.
(18)Includes 3,176 fully vested deferred stock units and 5,137 deferred stock units that will vest within 60 days of March 19, 2021.
(19)Includes 391,206 shares issuable upon the exercise of outstanding options that are exercisable as of March 19, 2021; 97,776 shares issuable upon the exercise of outstanding stock options that will be exercisable within 60 days of March 19, 2021; 31,712 restricted stock units that will vest within 60 days of March 19, 2021; 161,929 fully vested deferred stock units and 42,280 deferred stock units that will vest within 60 days of March 19, 2021.

Information related to securities authorized for issuance under equity compensation plans as of November 30, 2020 is as follows (in thousands, except per-share data):

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by stockholders (1)	2,025	(2)	$38.68	3,208	(3)
Equity compensation plans not approved by stockholders (4)	443		$41.02	902
Total	2,468		$39.28	4,110
_____________
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
(4)Consists of the 2002 Nonqualified Stock Plan and the 2004 Inducement Plan described below.
We have adopted two equity compensation plans, the 2002 Nonqualified Stock Plan and the 2004 Inducement Stock Plan, for which the approval of stockholders was not required. We intend that the issuance of awards under the 2004 Inducement Stock Plan be reserved for persons to whom we may issue securities as an inducement to become employed by us pursuant to the rules and regulations of Nasdaq. An executive officer would be eligible to receive an award under the 2004 Inducement Stock Plan only as an inducement to join us. Executive officers and members of the Board of Directors are not eligible for awards under the 2002 Nonqualified Stock Plan. Awards under the 2002 Nonqualified Stock Plan and the 2004 Inducement Stock Plan may include nonqualified stock options, grants of conditioned stock, unrestricted grants of stock, grants of stock contingent upon the attainment of performance goals and stock appreciation rights. A total of 11,250,000 shares are issuable under the two plans, of which 901,672 shares are available for future issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons
Pursuant to the Audit Committee’s charter, which can be found at www.progress.com under the heading "Corporate Governance" located on the “Investor Relations” page, the Audit Committee is responsible for the review and approval of related person transactions. A related person is a director, executive officer, nominee for director or certain stockholders of our company since the beginning of the last fiscal year and their respective immediate family members. A related person transaction is a transaction involving: (1) our company and any related person when the amount involved exceeds $120,000, and (2) the related person has a material direct or indirect interest.
We identify transactions for review and approval in accordance with the policies and procedures set forth in our Code of Conduct and Business Ethics, which can be found at www.progress.com under the heading "Corporate Governance" located on the “Investor Relations” page. The Code of Conduct and Business Ethics requires our employees, including our executive officers, to disclose any potential or actual conflicts of interest to his or her manager, our human capital department or our Chief Compliance Officer. This disclosure also applies to potential conflicts involving immediate family members of employees. We require our directors to complete a questionnaire intended to identify any transactions or potential transactions that must be reported per SEC rules and regulations. This questionnaire also requires our directors to promptly notify us of any changes during the year.

Transactions with Related Persons
During fiscal 2020, neither the Company nor its subsidiaries engaged in any transactions or series of similar transactions in which the amount involved exceeded $120,000 and in which any of our directors or executive officers, any holder of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had a direct or indirect material interest, nor are any such transactions currently proposed.

Independence of Members of our Board of Directors
We have determined that all current directors except Yogesh Gupta (our current President and Chief Executive Officer) are independent within the meaning of the director independence standards of NASDAQ and the applicable rules of the SEC. In making this determination, we solicited information from each of the directors regarding whether that director, or any member of his immediate family, had a direct or indirect material interest in any transactions involving our company, was involved in a debt relationship with our company or received personal benefits outside the scope of the director’s normal compensation. We considered the responses of the directors, and independently considered the commercial agreements, acquisitions and other material transactions entered by us during 2020, and determined that none of our non-employee directors had a material interest in those transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Selection of Independent Registered Public Accounting Firm
The Audit Committee has selected the firm of Deloitte & Touche LLP, independent registered public accounting firm, to serve as our independent registered public accounting firm for the fiscal year ending November 30, 2021.
Independent Registered Public Accounting Firm Fees

Aggregate fees billed to us for services performed for the fiscal years ended November 30, 2020 and November 30, 2019 by our independent registered public accounting firm, Deloitte & Touche LLP, were as follows:

	2020	2019
Audit Fees (1)	$2,414,266	$2,117,145
Audit-Related Fees (2)	270,000	673,700
Tax Fees (3)	2,615	19,805
All Other Fees	—	—
__________
(1)Represents fees billed for each of the last two fiscal years for professional services rendered for the audit of our annual financial statements included in Form 10-K and reviews of financial statements included in our interim filings on Form 10-Q, as well as statutory audit fees related to our wholly-owned foreign subsidiaries. In accordance with the policy on Audit Committee pre-approval, 100% of audit services provided by the independent registered public accounting firm are pre-approved.
(2)Represents, for 2020, fees billed for audit services in connection with the acquisition of Chef Software, Inc. and fees billed for audit services in connection with the implementation of Accounting Standards Update No. 2016-02, Leases (Topic 842), and for 2019, fees billed for audit services in connection with the acquisition of Ipswitch, Inc. ("Ipswitch") and implementation review of our new financial systems platform. In accordance with the policy on Audit Committee pre-approval, 100% of audit-related services provided by the independent registered public accounting firm are pre-approved.
(3)Includes fees primarily for tax services. In accordance with the policy on Audit Committee pre-approval, 100% of tax services provided by the independent registered public accounting firm are pre-approved.

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
Requests for specific services by the independent registered public accounting firm which comply with the auditor services policy are reviewed by our Finance, Tax, and Internal Audit departments. Requests approved internally are aggregated and submitted to the Audit Committee in one of the following ways:
•Request for approval of services at a meeting of the Audit Committee; or
•Request for approval of services by the Chairman of the Audit Committee and then the approval by the full committee at the next meeting of the Audit Committee.
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

10.17**	Employment Agreement, dated October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (26)
10.18**	Employee Retention and Motivation Agreement, dated as of October 10, 2016, by and between Progress Software Corporation and Yogesh Gupta (27)

10.19**	Employment Agreement, dated January 16, 2020, by and between Progress Software Corporation and Anthony Folger (28)
10.20	Form of Employee Retention and Motivation Agreement (effective after September 2014) (29)
10.21	Form of Termination Letter (Executive Officers) (30)
10.22	Form of Separation Agreement and Release (Executive Officers) (31)
21.1	List of Subsidiaries of the Registrant (32)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm (33)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta (34)
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Anthony Folger (35)
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Yogesh Gupta
31.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Anthony Folger
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (36)
101***	The following materials from Progress Software Corporation’s Annual Report on Form 10-K for the year ended November 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2020 and 2019, (ii) Consolidated Statements of Income for the years ended November 30, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended November 30, 2020, 2019 and 2018, (iv) Consolidated Statements of Shareholders’ Equity for the years ended November 30, 2020, 2019 and 2018, and (v) Consolidated Statements of Cash Flows for the years ended November 30, 2020, 2019 and 2018 (37).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

(32)Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the year ended November 30, 2020.
(33)Incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K for the year ended November 30, 2020.
(34)Incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K for the year ended November 30, 2020.
(35)Incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K for the year ended November 30, 2020.
(36)Incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K for the year ended November 30, 2020.
(37)Incorporated by reference to Exhibit 101 to our Annual Report on Form 10-K for the year ended November 30, 2020.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2021.

PROGRESS SOFTWARE CORPORATION

By:	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer

Appendix A
RECONCILIATIONS OF GAAP TO NON-GAAP SELECTED FINANCIAL MEASURES
(Unaudited)

	Fiscal Year Ended				% Change
(In thousands, except per share data)	November 30, 2020		November 30, 2019		Non-GAAP
Adjusted revenue:
GAAP revenue	$442,150		$413,298
Acquisition-related revenue(1)	14,062		18,663
Non-GAAP revenue	$456,212	100%	$431,961	100%	6%

Adjusted income from operations:
GAAP income from operations	$107,728	24%	$40,084	10%
Amortization of acquired intangibles	27,946	6%	48,139	11%
Stock-based compensation	23,482	5%	23,311	5%
Impairment of intangible and long-lived assets(2)	—	—%	24,096	6%
Restructuring expenses and other	5,906	1%	6,307	1%
Acquisition-related revenue(1) and expenses	17,699	4%	20,321	5%
Non-GAAP income from operations	$182,761	40%	$162,258	38%	13%

Adjusted net income:
GAAP net income	$79,722	18%	$26,400	6%
Amortization of acquired intangibles	27,946	6%	48,139	11%
Stock-based compensation	23,482	5%	23,311	5%
Impairment of intangible and long-lived assets(2)	—	—%	24,096	6%
Restructuring expenses and other	5,906	1%	6,307	1%
Acquisition-related revenue(1) and expenses	17,699	4%	20,321	5%
Provision for income taxes	(14,673)	(3)%	(26,829)	(6)%
Non-GAAP net income	$140,082	31%	$121,745	28%	15%

Adjusted diluted earnings per share:
GAAP diluted earnings per share	$1.76		$0.58
Amortization of acquired intangibles	0.62		1.07
Stock-based compensation	0.51		0.51
Impairment of intangible and long-lived assets(2)	—		0.53
Restructuring expenses and other	0.13		0.14
Acquisition-related revenue(1) and expenses	0.39		0.45
Provision for income taxes	(0.32)		(0.59)
Non-GAAP diluted earnings per share	$3.09		$2.69		15%

Non-GAAP weighted avg shares outstanding - diluted	45,321		45,340		—%

(1)Acquisition-related revenue constitutes revenue reflected as pre-acquisition deferred revenue that would otherwise have been recognized but for the purchase accounting treatment of acquisitions. Since GAAP accounting requires the elimination of this revenue, GAAP results alone do not fully capture all of our economic activities. Acquisition-related revenue adjustments relate to Progress' Application Development and Deployment business segment for Chef in fiscal year 2020 and Progress' OpenEdge business segment for Ipswitch in fiscal year 2019.

(2)Primarily represents a reduction in the carrying values of the intangible assets associated with Kinvey and DataRPM.

Adjusted Free Cash Flow

(In thousands)	FY 2020	FY 2019	% Change
Cash flows from operations	$144,847	$128,484	13%
Purchases of property and equipment	(6,517)	(3,998)	63%
Free cash flow	138,330	124,486	11%
Add back: restructuring payments	4,123	4,407	(6)%
Adjusted free cash flow	$142,453	$128,893	11%