Form 10-Q
period 2021-02-28
PROGRESS SOFTWARE CORP /MA
filed 2021-04-05
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of March 26, 2021, there were 44,003,055 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	February 28, 2021	November 30, 2020
Assets
Current assets:
Cash and cash equivalents	$107,698	$97,990
Short-term investments	6,673	8,005
Total cash, cash equivalents and short-term investments	114,371	105,995
Accounts receivable (less allowances of $732 and $1,315, respectively)	77,573	84,040
Unbilled receivables and contract assets	24,099	24,917
Other current assets	23,266	23,983
Total current assets	239,309	238,935
Long-term unbilled receivables and contract assets	14,334	17,133
Property and equipment, net	29,838	29,817
Intangible assets, net	202,347	212,747
Goodwill	491,701	491,726
Deferred tax assets	13,613	14,490
Right-of-use lease assets	31,265	30,635
Other assets	4,650	6,299
Total assets	$1,027,057	$1,041,782
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, net	$20,124	$18,242
Accounts payable	10,105	9,978
Accrued compensation and related taxes	21,213	36,816
Dividends payable to shareholders	7,901	7,904
Short-term operating lease liabilities	7,154	7,015
Income taxes payable	870	1,899
Other accrued liabilities	14,930	14,302
Short-term deferred revenue	183,443	166,387
Total current liabilities	265,740	262,543
Long-term debt, net	343,758	364,260
Long-term operating lease liabilities	27,342	26,966
Long-term deferred revenue	25,535	26,908
Other noncurrent liabilities	12,129	15,092
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 43,999,982 shares in 2021 and 44,240,635 shares in 2020	312,137	306,244
Retained earnings	71,118	72,547
Accumulated other comprehensive loss	(30,702)	(32,778)
Total shareholders’ equity	352,553	346,013
Total liabilities and shareholders’ equity	$1,027,057	$1,041,782
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	February 28, 2021	February 29, 2020
Revenue:
Software licenses	$33,317	$30,629
Maintenance and services	87,963	79,054
Total revenue	121,280	109,683
Costs of revenue:
Cost of software licenses	1,151	1,389
Cost of maintenance and services	13,319	11,851
Amortization of acquired intangibles	3,521	1,646
Total costs of revenue	17,991	14,886
Gross profit	103,289	94,797
Operating expenses:
Sales and marketing	29,469	24,198
Product development	24,548	21,654
General and administrative	13,424	12,748
Amortization of acquired intangibles	6,879	4,131
Restructuring expenses	1,157	1,040
Acquisition-related expenses	396	314
Total operating expenses	75,873	64,085
Income from operations	27,416	30,712
Other (expense) income:
Interest expense	(2,514)	(2,792)
Interest income and other, net	119	211
Foreign currency loss, net	(257)	(816)
Total other expense, net	(2,652)	(3,397)
Income before income taxes	24,764	27,315
Provision for income taxes	5,803	6,199
Net income	$18,961	$21,116
Earnings per share:
Basic	$0.43	$0.47
Diluted	$0.42	$0.46
Weighted average shares outstanding:
Basic	44,108	44,897
Diluted	44,652	45,515

Cash dividends declared per common share	$0.175	$0.165
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020
Net income	$18,961	$21,116
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,225	(1,208)
Unrealized gain (loss) on hedging activity, net of tax provision of $271 and tax benefit of $708 for the first quarter of 2021 and 2020, respectively	837	(2,106)
Unrealized gain on investments, net of tax benefit of $42 and tax provision of $4 for the first quarter of 2021 and 2020, respectively	14	71
Total other comprehensive income (loss), net of tax	2,076	(3,243)
Comprehensive income	$21,037	$17,873

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Shareholders’ Equity

	Three Months Ended February 28, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2020	44,241	$442	$305,802	$72,547	$(32,778)	$346,013
Issuance of stock under employee stock purchase plan	56	1	1,544	—	—	1,545
Exercise of stock options	28	—	917	—	—	917
Vesting of restricted stock units and release of deferred stock units	28	—	—	—	—	—
Withholding tax payments related to net issuance of restricted stock units	—	—	(892)	—	—	(892)
Stock-based compensation	—	—	6,784	—	—	6,784
Dividends declared	—	—	—	(7,851)	—	(7,851)
Treasury stock repurchases and retirements	(353)	(3)	(2,458)	(12,539)	—	(15,000)
Net income	—	—	—	18,961	—	18,961
Other comprehensive loss	—	—	—	—	2,076	2,076
Balance, February 28, 2021	44,000	$440	$311,697	$71,118	$(30,702)	$352,553

	Three Months Ended February 29, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2019	45,037	$450	$295,503	$64,303	$(29,974)	$330,282
Issuance of stock under employee stock purchase plan	39	—	1,194	—	—	1,194
Exercise of stock options	62	1	1,940	—	—	1,941
Vesting of restricted stock units and release of deferred stock units	57	1	(1)	—	—	—
Withholding tax payments related to net issuance of restricted stock units	—	—	(1,949)	—	—	(1,949)
Stock-based compensation	—	—	6,051	—	—	6,051
Dividends declared	—	—	—	(7,435)	—	(7,435)
Treasury stock repurchases and retirements	(426)	(4)	(6,487)	(13,509)	—	(20,000)
Net income	—	—	—	21,116	—	21,116
Other comprehensive loss	—	—	—	—	(3,243)	(3,243)
Balance, February 29, 2020	44,769	$448	$296,251	$64,475	$(33,217)	$327,957

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020
Cash flows from operating activities:
Net income	$18,961	$21,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,315	1,717
Amortization of acquired intangibles and other	10,547	5,952
Stock-based compensation	6,784	6,051
Non-cash lease expense	2,138	3,087
Loss on disposal of property and equipment	3	57
Deferred income taxes	656	1,967
Allowances for bad debt and sales credits	(382)	236
Changes in operating assets and liabilities:
Accounts receivable	10,841	9,810
Other assets	215	2,010
Accounts payable and accrued liabilities	(17,762)	(20,893)
Lease liabilities	(2,258)	(2,356)
Income taxes payable	(1,469)	373
Deferred revenue	15,099	3,889
Net cash flows from operating activities	44,688	33,016
Cash flows from (used in) investing activities:
Purchases of investments	—	(4,259)
Sales and maturities of investments	1,300	7,767
Purchases of property and equipment	(1,166)	(1,148)
Decrease in escrow receivable	2,130	—
Net cash flows from investing activities	2,264	2,360
Cash flows from (used in) financing activities:
Proceeds from stock-based compensation plans	3,485	4,245
Payments for taxes related to net share settlements of equity awards	(892)	(1,949)
Repurchases of common stock	(15,000)	(20,000)
Dividend payments to shareholders	(7,854)	(7,468)
Payment of principal on long-term debt	(18,763)	(1,882)
Net cash flows used in financing activities	(39,024)	(27,054)
Effect of exchange rate changes on cash	1,780	(1,487)
Net increase in cash and cash equivalents	9,708	6,835
Cash and cash equivalents, beginning of period	97,990	154,259
Cash and cash equivalents, end of period	$107,698	$161,094

Condensed Consolidated Statements of Cash Flows, continued

	Three Months Ended
	February 28, 2021	February 29, 2020
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $434 in 2021 and $196 in 2020	$3,703	$3,364
Cash paid for interest	$2,283	$2,588
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$2,088	$4,652
Dividends declared	$7,901	$7,465
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides the best products to develop, deploy and manage high-impact business applications. Our comprehensive product stack is designed to make technology teams more productive and we have a deep commitment to the developer community, both open source and commercial alike. With Progress, organizations can accelerate the creation and delivery of strategic business applications, automate the process by which apps are configured, deployed and scaled, and make critical data and content more accessible and secure—leading to competitive differentiation and business success. Over 1,700 independent software vendors ("ISVs"), 100,000 enterprise customers, and 3 million developers rely on Progress to power their applications.

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

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020, as amended by Form 10-K/A filed on March 30, 2021 ("2020 10-K").

We made no material changes in the application of our significant accounting policies that were disclosed in our 2020 10-K. We have prepared the accompanying unaudited condensed consolidated financial statements on the same basis as the audited financial statements included in our 2020 10-K, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Financial Instruments - Credit Losses

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires measurement and recognition of expected credit losses for financial assets measured at amortized cost, including accounts receivable, upon initial recognition of that financial asset using a forward-looking expected loss model, rather than an incurred loss model. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses when the fair value is below the amortized cost of the asset, removing the concept of "other-than-temporary" impairments. The Company adopted this standard effective December 1, 2020. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at February 28, 2021 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$87,403	$—	$—	$87,403
Money market funds	20,295	—	—	20,295
U.S. treasury bonds	4,493	42	—	4,535
Corporate bonds	2,109	29	—	2,138
Total	$114,300	$71	$—	$114,371

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2020 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$79,026	$—	$—	$79,026
Money market funds	18,964	—	—	18,964
U.S. treasury bonds	4,993	58	—	5,051
Corporate bonds	2,913	41	—	2,954
Total	$105,896	$99	$—	$105,995

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	February 28, 2021		November 30, 2020
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$87,403	$—	$79,026	$—
Money market funds	20,295	—	18,964	—
U.S. treasury bonds	—	4,535	—	5,051
Corporate bonds	—	2,138	—	2,954
Total	$107,698	$6,673	$97,990	$8,005

The fair value of debt securities by contractual maturity is as follows (in thousands):

	February 28, 2021	November 30, 2020
Due in one year or less	$4,676	$5,998
Due after one year(1)	1,997	2,007
Total	$6,673	$8,005

(1)Includes U.S. treasury bonds and corporate bonds, which are securities representing investments available for current operations and are classified as current on the condensed consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of February 28, 2021 or November 30, 2020.

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

We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our condensed consolidated balance sheets. Although we have determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. As of February 28, 2021, the fair value of the hedge was a loss of $5.7 million, which was included in other noncurrent liabilities on our condensed consolidated balance sheets.

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

	February 28, 2021		November 30, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$140,625	$(5,747)	$142,500	$(6,855)

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 days and two years from the date the contract was entered. At February 28, 2021, $2.3 million was recorded in other current assets on our condensed consolidated balance sheets. At November 30, 2020, $1.4 million was recorded in other assets on our condensed consolidated balance sheets.

In the three months ended February 28, 2021 and February 29, 2020, realized and unrealized gains of $1.7 million and losses of $0.6 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. These gains and losses were substantially offset by realized and unrealized losses and gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	February 28, 2021		November 30, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$64,543	$2,350	$69,031	$1,445
Forward contracts to purchase U.S. dollars	—	—	440	(3)
Total	$64,543	$2,350	$69,471	$1,442

Note 4: Fair Value Measurements

Recurring Fair Value Measurements

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at February 28, 2021 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$20,295	$20,295	$—	$—
U.S. treasury bonds	4,535	—	4,535	—
Corporate bonds	2,138	—	2,138	—
Foreign exchange derivatives	2,350	—	2,350	—
Liabilities
Interest rate swap	$(5,747)	$—	$(5,747)	$—

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

We did not have any nonrecurring fair value measurements as of February 28, 2021.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	February 28, 2021			November 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$173,486	$(117,384)	$56,102	$173,486	$(113,863)	$59,623
Customer-related	231,342	(97,256)	134,086	231,342	(91,326)	140,016
Trademarks and trade names	30,440	(19,059)	11,381	30,440	(18,275)	12,165
Non-compete agreement	2,000	(1,222)	778	2,000	(1,057)	943
Total	$437,268	$(234,921)	$202,347	$437,268	$(224,521)	$212,747

In the first quarter of fiscal years 2021 and 2020, amortization expense related to intangible assets was $10.4 million and $5.8 million, respectively.

Future amortization expense for intangible assets as of February 28, 2021, is as follows (in thousands):

Remainder of 2021	$34,491
2022	44,836
2023	44,560
2024	31,743
2025	21,233
Thereafter	25,484
Total	$202,347

Goodwill

Changes in the carrying amount of goodwill in the three months ended February 28, 2021 are as follows (in thousands):

Balance, November 30, 2020	$491,726
Translation adjustments	(25)
Balance, February 28, 2021	$491,701

Changes in the goodwill balances by reportable segment in the three months ended February 28, 2021 are as follows (in thousands):

	November 30, 2020	Translation adjustments	February 28, 2021
OpenEdge	$365,863	$(25)	$365,838
Data Connectivity and Integration	19,040	—	19,040
Application Development and Deployment	106,823	—	106,823
Total goodwill	$491,726	$(25)	$491,701

During the quarter ending February 28, 2021, no triggering events occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

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

Chef is a global leader in DevOps and DevSecOps, providing complete infrastructure automation to build, deploy, manage and secure applications in modern multi-cloud and hybrid environments, as well as on-premises. Chef has enhanced our position as a trusted provider of the best products to develop, deploy and manage high-impact business applications by providing industry-leading compliance and application automation products for multi-cloud and on-prem infrastructure. The acquisition bolstered our core offerings, enabling customers to respond faster to business demands and improve efficiency. We funded the acquisition through a combination of existing cash resources and by drawing down $98.5 million from our existing revolving credit facility (Note 7).

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three months ended February 28, 2021, we incurred approximately $0.4 million of acquisition-related costs, which are included in acquisition-related expenses on our consolidated statement of operations.

The operations of Chef are included in our operating results as part of the Application Development and Deployment business segment from the date of acquisition. The amount of revenue of Chef included in our consolidated statement of operations during the three months ended February 28, 2021 was approximately $12.0 million. We determined that disclosing the amount of Chef related earnings included in the consolidated statements of operations is impracticable, as certain operations of Chef were integrated into the operations of the Company from the date of acquisition.

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

(In thousands, except per share data)	Pro Forma Three Months Ended February 29, 2020
Revenue	$123,690
Net income	$12,933
Net income per basic share	$0.29
Net income per diluted share	$0.28

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

The Credit Agreement modified our prior credit facility by extending the maturity date to April 30, 2024 and extending the principal repayments of the term loan. We borrowed an additional $185.0 million under the term loan as part of this modified credit facility. The new term loan was used to partially fund our acquisition of Ipswitch in April 2019. During October 2020, we partially funded our acquisition of Chef by drawing down $98.5 million under the revolving line of credit (Note 6).

Interest rates for the term loan and revolving line of credit are based upon our leverage ratio and determined based on an index selected at our option. The rates range from 1.50% to 2.00% above the Eurocurrency rate for Eurocurrency-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings. Additionally, we may borrow certain foreign currencies at rates set in the same respective range above the London interbank offered interest rates for those currencies. A quarterly commitment fee on the undrawn portion of the revolving line of credit is required and ranges from 0.25% to 0.35% per annum based on our leverage ratio. The interest rate as of February 28, 2021 was 1.75%.

The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full. The revolving line of credit does not require amortization of principal. The outstanding balance of the term loan as of February 28, 2021 was $282.2 million, with $20.7 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended August 31, 2019. The principal repayment amounts are in accordance with the following schedule: (i) four payments of $1.9 million each, (ii) four payments of $3.8 million each, (iii) four payments of $5.6 million each, (iv) four payments of $7.5 million each, (v) three payments of $9.4 million each, and (vi) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of February 28, 2021, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds.

Costs incurred to obtain our long-term debt of $1.6 million, along with $1.2 million of unamortized debt issuance costs related to the previous credit agreement, are recorded as debt issuance costs as a direct deduction from the carrying value of the debt liability on our condensed consolidated balance sheets as of February 28, 2021. These costs are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to the debt issuance costs was $0.1 million for each of the three months ended February 28, 2021 and February 29, 2020 is recorded in interest expense on our condensed consolidated statements of operations.

Revolving loans may be borrowed, repaid, and reborrowed until April 30, 2024, at which time all amounts outstanding must be repaid. Accrued interest on the loans is payable quarterly in arrears with respect to base rate loans and at the end of each interest rate period (or at each three-month interval in the case of loans with interest periods greater than three months) with respect to Eurocurrency rate loans. We may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and reimbursement of certain costs in the case of Eurocurrency rate loans. During October 2020, we partially funded our acquisition of Chef by drawing down $98.5 million under the revolving line of credit (Note 6). During the first fiscal quarter of 2021, we paid down $15.0 million on the revolving line of credit. As of February 28, 2021, there was $83.5 million outstanding under the revolving line of credit and $2.1 million of letters of credit outstanding.

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

As of February 28, 2021, aggregate future maturities of long-term debt were as follows (in thousands):

Remainder of 2021	$15,050
2022	26,338
2023	33,863
2024	290,437
Total	$365,688

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

The components of operating lease cost for the three months ended February 28, 2021 and February 29, 2020 were as follows (in thousands):

	Three Months Ended	Three Months Ended
	February 28, 2021	February 29, 2020
Lease costs under long-term operating leases	$2,135	$1,958
Lease costs under short-term operating leases	15	45
Variable lease cost under short-term and long-term operating leases(1)	115	106
Operating lease right-of-use asset impairment	—	923
Total operating lease cost	$2,265	$3,032
(1) Lease costs that are not fixed at lease commencement.

The table below presents supplemental cash flow information related to leases during the three months ended February 28, 2021 and February 29, 2020 (in thousands):

	Three Months Ended	Three Months Ended
	February 28, 2021	February 29, 2020
Cash paid for leases	$2,258	$2,356
Right-of-use assets recognized for new leases and amendments (non-cash)	$2,338	$—

Weighted average remaining lease term in years and weighted average discount rate are as follows:

	February 28, 2021	November 30, 2020
Weighted average remaining lease term in years	4.87	5.02
Weighted average discount rate	2.7%	2.3%

Future payments under non-cancellable leases are as follows (in thousands):

February 28, 2021
Remainder of 2021	$6,069
2022	7,658
2023	7,550
2024	7,509
2025	5,027
Thereafter	2,932
Total lease payments	36,745
Less imputed interest(1)	(2,249)
Present value of lease liabilities	$34,496
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated as a result of a lease reassessment event.

Note 9: Common Stock Repurchases

In January 2020, our Board of Directors increased the total share repurchase authorization from $75 million to $250 million. In the three months ended February 28, 2021 and February 29, 2020, we repurchased and retired 0.4 million shares for $15.0 million and 0.4 million shares for $20.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of February 28, 2021, there was $175.0 million remaining under the current authorization.

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

In 2019, 2020 and 2021, we granted performance-based restricted stock units that include two performance metrics under our Long-Term Incentive Plan ("LTIP") where the performance measurement period is three years. Vesting of the LTIP awards on the 2019 and 2020 plan is based on the following: (i) 50% is based on our level of attainment of specified total stockholder return ("TSR") targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods, and (ii) 50% is based on achievement of a three-year cumulative performance condition (operating income). For the 2021 plan, the vesting terms were changed to the following: (i) 25% is based on our level of attainment of specified total stockholder return ("TSR") targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods, and (ii) 75% is based on achievement of a three-year cumulative performance condition (operating income). In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award, and used the closing price of our common stock on the date of grant for the portion related to the performance condition.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended
	February 28, 2021	February 29, 2020
Cost of maintenance and services	$392	$319
Sales and marketing	1,503	1,050
Product development	1,919	1,926
General and administrative	2,970	2,756
Total stock-based compensation	$6,784	$6,051

Note 11: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the three months ended February 28, 2021 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains on Investments	Unrealized Losses on Hedging Activity	Accumulated Other Comprehensive Loss
Balance, December 1, 2020	$(27,616)	$14	$(5,176)	$(32,778)
Other comprehensive income before reclassifications, net of tax	1,225	14	837	2,076
Balance, February 28, 2021	$(26,391)	$28	$(4,339)	$(30,702)

The tax effect on accumulated unrealized losses on hedging activity and unrealized gains on investments was $1.4 million and $1.6 million as of February 28, 2021 and November 30, 2020, respectively.

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

As of February 28, 2021, invoicing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2022	$6,335
2023	3,913
2024	1,177
Total	$11,425

Contract assets, which arise when revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation, were $7.9 million as of February 28, 2021 and $11.3 million as of November 30, 2020. These amounts are included in unbilled receivables or long-term unbilled receivables on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Our deferred revenue balance is primarily made up of deferred maintenance from our OpenEdge and Application Development and Deployment segments.

As of February 28, 2021, the changes in deferred revenue were as follows (in thousands):

Balance, December 1, 2020	$193,295
Billings and other	136,963
Revenue recognized	(121,280)
Balance, February 28, 2021	$208,978

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of February 28, 2021, transaction price allocated to remaining performance obligations was $223.3 million. We expect to recognize approximately 85% of the revenue within the next year and the remainder thereafter.

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

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $3.3 million and $2.5 million as of February 28, 2021 and November 30, 2020, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 13: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2020	$421	$3,552	$3,973
Costs incurred	261	896	1,157
Cash disbursements	(478)	(2,515)	(2,993)
Translation adjustments and other	1	11	12
Balance, February 28, 2021	$205	$1,944	$2,149

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef (Note 6). This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Chef.

For the three months ended February 28, 2021, we incurred expenses of $0.9 million related to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2020	$—	$3,523	$3,523
Costs incurred	51	897	948
Cash disbursements	(51)	(2,487)	(2,538)
Translation adjustments and other	—	11	11
Balance, February 28, 2021	$—	$1,944	$1,944

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2021. Accordingly, the balance of the restructuring reserve of $1.9 million is included in other accrued liabilities on the consolidated balance sheet at February 28, 2021.

We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2021, but we do not expect these costs to be material.

Note 14: Income Taxes

Our income tax provision for the first quarter of fiscal years 2021 and 2020 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events, which are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 23% in both the first fiscal quarter of 2021 and in the first fiscal quarter of 2020. There were no significant discrete tax items in either the first fiscal quarter of 2021 or the first fiscal quarter of 2020.

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

	Three Months Ended
	February 28, 2021	February 29, 2020
Net income	$18,961	$21,116
Weighted average shares outstanding	44,108	44,897
Dilutive impact from common stock equivalents	544	618
Diluted weighted average shares outstanding	44,652	45,515
Basic earnings per share	$0.43	$0.47
Diluted earnings per share	$0.42	$0.46

We excluded stock awards representing approximately 1,078,000 and 661,000 shares of common stock from the calculation of diluted earnings per share in the three months ended February 28, 2021 and February 29, 2020, respectively, as these awards were anti-dilutive.

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

The following table provides revenue and contribution margin from our reportable segments and reconciles to our consolidated income from continuing operations before income taxes:

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020
Segment revenue:
OpenEdge	$84,603	$77,079
Data Connectivity and Integration	5,528	13,685
Application Development and Deployment	31,149	18,919
Total revenue	121,280	109,683
Segment costs of revenue and operating expenses:
OpenEdge	18,916	19,750
Data Connectivity and Integration	1,170	2,680
Application Development and Deployment	15,410	7,288
Total costs of revenue and operating expenses	35,496	29,718
Segment contribution margin:
OpenEdge	65,687	57,329
Data Connectivity and Integration	4,358	11,005
Application Development and Deployment	15,739	11,631
Total contribution margin	85,784	79,965
Other unallocated expenses(1)	58,368	49,253
Income from operations	27,416	30,712
Other expense, net	(2,652)	(3,397)
Income before income taxes	$24,764	$27,315
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

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020
Performance obligations transferred at a point in time:
Software licenses	$33,317	$30,629
Performance obligations transferred over time:
Maintenance	76,977	70,056
Services	10,986	8,998
Total revenue	$121,280	$109,683

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

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020
North America	$71,505	$65,413
EMEA	40,240	34,988
Latin America	3,493	4,000
Asia Pacific	6,042	5,282
Total revenue	$121,280	$109,683

No single customer, partner, or country outside of the U.S. has accounted for more than 10% of our total revenue for the three months ended February 28, 2021 and February 29, 2020. As of February 28, 2021 and November 30, 2020, no individual customer accounted for 10% or more of our net accounts receivable balance. As of February 28, 2021 and November 30, 2020, no individual foreign country accounted for 10% or more of total consolidated assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with GAAP. We make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates. The most significant estimates relate to: the timing and amounts of revenue recognition, including the determination of the nature and timing of the satisfaction of performance obligations, the standalone selling price of performance obligations, and the transaction price allocated to performance obligations; the realization of tax assets and estimates of tax liabilities; fair values of investments in marketable securities; intangible assets and goodwill valuations; the recognition and disclosure of contingent liabilities; the collectability of accounts receivable; and assumptions used to determine the fair value of stock-based compensation. This listing is not a comprehensive list of all of our accounting policies. For further information regarding the application of these and other accounting policies, see Note 1 to our Consolidated Financial Statements in Item 8 of our 2020 10-K.

Cautionary Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 contains certain safe harbor provisions regarding forward-looking statements. This Form 10-Q, and other information provided by us or statements made by our directors, officers or employees from time to time, may contain “forward-looking” statements and information, which involve risks and uncertainties. Actual future results may differ materially. Statements indicating that we “believe,” “may,” “could,” “would,” “might,” “should,” “expect,” “intend,” “plan,” “target,” “anticipate” and “continue,” are forward-looking, as are other statements concerning future financial results, product offerings or other events that have not yet occurred. There are a number of factors that could cause actual results or future events to differ materially from those anticipated by the forward-looking statements, including, without limitation: (1) Economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price. (2) We may fail to achieve our financial forecasts due to such factors as delays or size reductions in transactions, fewer large transactions in a particular quarter, fluctuations in currency exchange rates, or a decline in our renewal rates for contracts. (3) Our ability to successfully manage transitions to new business models and markets, including an increased emphasis on a cloud and subscription strategy, may not be successful. (4) If we are unable to develop new or sufficiently differentiated products and services, or to enhance and improve our existing products and services in a timely manner to meet market demand, partners and customers may not purchase new software licenses or subscriptions or purchase or renew support contracts. (5) We depend upon our extensive partner channel and we may not be successful in retaining or expanding our relationships with channel partners. (6) Our international sales and operations subject us to additional risks that can adversely affect our operating results, including risks relating to foreign currency gains and losses. (7) If the security measures for our software, services, other offerings or our internal information technology infrastructure are compromised or subject to a successful cyber-attack, or if our software offerings contain significant coding or configuration errors, we may experience reputational harm, legal claims and financial exposure. (8) We have made acquisitions, and may make acquisitions in the future, and those acquisitions may not be successful, may involve unanticipated costs or other integration issues or may disrupt our existing operations. (9) Delay or failure to realize the expected synergies and benefits of the Chef acquisition could negatively impact our future results of operations and financial condition; (10) The continuing impact of the coronavirus disease (COVID-19) outbreak on our employees, customers, partners, and the global financial markets could adversely affect our business, results of operations and financial condition. For further information regarding risks and uncertainties associated with Progress' business, please refer to Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, and in Part I, Item 1A (Risk Factors) in our 2020 10-K. Although we have sought to identify the most significant risks to our business, we cannot predict whether, or to what extent, any of such risks may be realized. We also cannot assure you that we have identified all possible issues which we might face. We undertake no obligation to update any forward-looking statements that we make.

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

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides the best products to develop, deploy and manage high-impact business applications. Our comprehensive product stack is designed to make technology teams more productive and we have a deep commitment to the developer community, both open source and commercial alike. With Progress, organizations can accelerate the creation and delivery of strategic business applications, automate the process by which apps are configured, deployed and scaled, and make critical data and content more accessible and secure—leading to competitive differentiation and business success. Over 1,700 independent software vendors, 100,000 enterprise customers, and three million developers rely on Progress to power their applications. We operate as three distinct segments: OpenEdge, Data Connectivity and Integration, and Application Development and Deployment.

The key tenets of our strategic plan and operating model are as follows:

Trusted Partner of the Best Products to Develop, Deploy and Manage High Impact Business Applications. A key element of our strategy is centered on providing the platform and tools enterprises needed to build modern, strategic business applications. We offer these products and tools to both new customers and partners as well as our existing partner and customer ecosystems. This strategy builds on our inherent DNA and our vast experience in application development that we've acquired over the past 40 years.

Focus on Customer and Partner Retention to Drive Recurring Revenue and Profitability. Our organizational philosophy and operating principles focus primarily on customer and partner retention and success and a streamlined operating approach in order to more efficiently drive predictable and stable recurring revenue.

Total Growth Strategy Driven by Accretive M&A. We are pursuing a total growth strategy driven by accretive acquisitions of businesses within the software infrastructure space, with products that appeal to both IT organizations and individual developers. These acquisitions must meet strict financial and other criteria, which should enable us to drive significant stockholder returns by providing scale and increased cash flows. In April 2019, we acquired Ipswitch, Inc. and as described below, in October 2020, we acquired Chef Software. Both acquisitions have met these strict financial criteria.

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

In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. We repurchased and retired 0.4 million shares of our common stock for $15.0 million in the three months ended February 28, 2021. The shares were repurchased as part of our Board of Directors authorized share repurchase program. As of February 28, 2021, there was $175.0 million remaining under the current authorization.

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend in fiscal years 2017, 2018 and 2019. On September 23, 2020, our Board of Directors approved an additional 6% increase to our quarterly cash dividend from $0.165 to $0.175 per share of common stock.

On March 23, 2021, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that will be paid on June 15, 2021 to shareholders of record as of the close of business on June 1, 2021.We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy.

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

We also believe that our financial resources have allowed, and will continue to allow us to manage the impact of COVID-19 on our business operations for the foreseeable future. The challenges posed by COVID-19 on our business continues to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.

We derive a significant portion of our revenue from international operations, which are primarily conducted in foreign currencies. As a result, changes in the value of these foreign currencies relative to the U.S. dollar have significantly impacted our results of operations and may impact our future results of operations. Since approximately one-third of our revenue is denominated in foreign currency, and given the volatility in the global economy created by COVID-19, our revenue results in fiscal year 2021 have been impacted by fluctuations in foreign currency exchange rates.

We currently report results based on three business segments. We are in the process of updating how we allocate resources and assess performance, which will affect our determination of business segments. Although this process has not been completed, we anticipate that we will begin operating as one distinct segment during the fiscal second quarter ending May 31, 2021 based on expected updates to how our management internally analyzes our business. Once we have completed our update, we will begin reporting any updates to our segments.

Select Performance Metrics:

Management evaluates our financial performance using a number of financial and operating metrics. These metrics are periodically reviewed and revised to reflect changes in our business.

Annual Recurring Revenue (ARR)

Beginning this period, we are providing an ARR performance metric to help investors better understand and assess the performance of our business because our mix of revenue generated from recurring sources has increased in recent years. ARR represents the annualized contract value for all active and contractually binding term-based contracts at the end of a period. ARR includes maintenance, software upgrade rights, public cloud and on-premises subscription-based transactions and managed services. ARR mitigates fluctuations due to seasonality, contract term and the sales mix of subscriptions for term-based licenses and SaaS. ARR does not have any standardized meaning and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

We define ARR as the annual recurring revenue of term-based contracts from all customers at a point in time. We calculate ARR by taking monthly recurring revenue, or MRR, and multiplying it by 12. MRR for each month is calculated by aggregating, for all customers during that month, monthly revenue from committed contractual amounts, additional usage and monthly subscriptions.

Our ARR was $432 million and $355 million as of February 28, 2021 and 2020, respectively, which is an increase of 21.7% year-over-year. The growth in our ARR is primarily driven by the acquisition of Chef.

Net Dollar Retention Rate

We calculate net dollar retention rate as of a period end by starting with the ARR from the cohort of all customers as of 12 months prior to such period end (“Prior Period ARR”). We then calculate the ARR from these same customers as of the current period end (“Current Period ARR”). Current Period ARR includes any expansion and is net of contraction or attrition over the last 12 months but excludes ARR from new customers in the current period. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the net dollar retention rate.

Our net dollar retention rates were 98.8% and 99.1% for the trailing twelve months ended February 28, 2021 and 2020, respectively. Our high net dollar retention rates illustrate our predictable and durable top line performance.

Results of Operations

Revenue

	Three Months Ended		% Change
(In thousands)	February 28, 2021	February 29, 2020	As Reported	Constant Currency
Revenue	$121,280	$109,683	11%	9%

Total revenue increased compared to the same quarter last year primarily due to our acquisition of Chef in the fourth quarter of fiscal year 2020, as well as increases in our OpenEdge and Ipswitch product lines. Chef revenue was $12.0 million in our first fiscal quarter of 2021. These increases were offset by lower license revenue in our Data Connectivity and Integration segment.

Software License Revenue

	Three Months Ended		% Change
(In thousands)	February 28, 2021	February 29, 2020	As Reported	Constant Currency
Software Licenses	$33,317	$30,629	9%	7%
As a percentage of total revenue	27%	28%

Software license revenue increased compared to the same period last year primarily due to our acquisition of Chef and increases in license sales in our OpenEdge segment, partially offset by a decrease in license sales in our Data Connectivity and Integration segment. Refer to the Revenue by Segment section below for further discussion.

Maintenance and Services Revenue

	Three Months Ended		% Change
(In thousands)	February 28, 2021	February 29, 2020	As Reported	Constant Currency
Maintenance	$76,977	$70,056	10%	8%
As a percentage of total revenue	63%	64%
Services	10,986	8,998	22%	20%
As a percentage of total revenue	10%	8%
Total maintenance and services revenue	$87,963	$79,054	11%	10%
As a percentage of total revenue	73%	72%

Maintenance and services revenue both increased compared to the same quarter last year primarily due to our acquisition of Chef and increased maintenance revenue from our OpenEdge segment.

Revenue by Region

	Three Months Ended		% Change
(In thousands)	February 28, 2021	February 29, 2020	As Reported	Constant Currency
North America	$71,505	$65,413	9%	9%
As a percentage of total revenue	59%	59%
Europe, the Middle East and Africa ("EMEA")	$40,240	$34,988	15%	9%
As a percentage of total revenue	33%	32%
Latin America	$3,493	$4,000	(13)%	—%
As a percentage of total revenue	3%	4%
Asia Pacific	$6,042	$5,282	14%	10%
As a percentage of total revenue	5%	5%

Total revenue generated in North America increased $6.1 million, primarily due to our acquisition of Chef and increased OpenEdge segment maintenance revenue, partially offset by decreased license sales in our Data Connectivity and Integration segment. The increase in revenue generated in both EMEA and Asia Pacific was primarily due to increases in our OpenEdge segment as well as our acquisition of Chef. The increase in EMEA was also partially offset by decreased license sales in our Data Connectivity and Integration segment. Revenue in Latin America decreased due to lower maintenance revenue in our OpenEdge segment.

In the first three months of fiscal years 2021 and 2020, revenue generated in markets outside North America represented 41% of total revenue compared to 40% of total revenue on a constant currency basis.

Revenue by Segment

	Three Months Ended		% Change
(In thousands)	February 28, 2021	February 29, 2020	As Reported	Constant Currency
OpenEdge segment	$84,603	$77,079	10%	7%
Data Connectivity and Integration segment	5,528	13,685	(60)%	(60)%
Application Development and Deployment segment	31,149	18,919	65%	65%
Total revenue	$121,280	$109,683	11%	9%

Revenue in our OpenEdge segment increased primarily due to higher OpenEdge license sales as well as increased Ipswitch product line revenue. Data Connectivity and Integration revenue decreased due to the timing of term license renewals by certain of our OEM partners. Application Development and Deployment revenue increased due to our acquisition of Chef.

Cost of Software Licenses

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Change
Cost of software licenses	$1,151	$1,389	$(238)	(17)%
As a percentage of software license revenue	3%	5%
As a percentage of total revenue	1%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication, and packaging. The year over year decrease was the result of lower payments of royalties to third parties as compared to the prior period. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Change
Cost of maintenance and services	$13,319	$11,851	$1,468	12%
As a percentage of maintenance and services revenue	15%	15%
As a percentage of total revenue	11%	11%
Components of cost of maintenance and services:
Personnel related costs	$9,539	$8,518	$1,021	12%
Contractors and outside services	2,579	2,631	(52)	(2)%
Hosting and other	1,201	702	499	71%
Total cost of maintenance and services	$13,319	$11,851	$1,468	12%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The year over year increase was primarily due to increased headcount resulting from our acquisition of Chef and increased hosting costs.

Amortization of Intangibles

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	% Change
Amortization of intangibles	$3,521	$1,646	114%
As a percentage of total revenue	3%	2%

Amortization of intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The year over year increase was primarily due to the acquisition of Chef in the fourth quarter of 2020.

Gross Profit

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	% Change
Gross profit	$103,289	$94,797	9%
As a percentage of total revenue	85%	86%

Our gross profit increased primarily due to the increase in revenue, offset by the increase of costs of maintenance and services and the amortization of intangibles, each as described above.

Sales and Marketing

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Change
Sales and marketing	$29,469	$24,198	$5,271	22%
As a percentage of total revenue	24%	22%
Components of sales and marketing:
Personnel related costs	$25,891	$20,624	$5,267	26%
Contractors and outside services	388	542	(154)	(28)%
Marketing programs and other	3,190	3,032	158	5%
Total sales and marketing	$29,469	$24,198	$5,271	22%

Sales and marketing expenses increased year over year primarily due to increased personnel related costs associated with our acquisition of Chef.

Product Development

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Change
Product development costs	$24,548	$21,654	$2,894	13%
As a percentage of total revenue	20%	20%
Components of product development costs:
Personnel related costs	$23,604	$20,885	$2,719	13%
Contractors and outside services	725	674	51	8%
Other product development costs	219	95	124	131%
Total product development costs	$24,548	$21,654	$2,894	13%

Product development expenses increased as compared to the same period last year primarily due to increased personnel related costs associated with our acquisition of Chef.

General and Administrative

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	Change
General and administrative	$13,424	$12,748	$676	5%
As a percentage of total revenue	11%	12%
Components of general and administrative:
Personnel related costs	$11,887	$10,291	$1,596	16%
Contractors and outside services	1,460	1,640	(180)	(11)%
Other general and administrative costs	77	817	(740)	(91)%
Total cost of general and administrative	$13,424	$12,748	$676	5%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased as compared to the same quarter last year primarily due to higher personnel costs associated with our acquisition of Chef, partially offset by decreased other general and administrative costs.

Amortization of Intangibles

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	% Change
Amortization of intangibles	$6,879	$4,131	67%
As a percentage of total revenue	6%	4%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of intangibles increased compared to the corresponding period in 2020 due to the addition of Chef intangible assets in the fourth quarter of 2020, as discussed above.

Restructuring Expenses

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	% Change
Restructuring expenses	$1,157	$1,040	11%
As a percentage of total revenue	1%	1%

Restructuring expenses recorded in the first three months of fiscal year 2021 relate primarily to the restructuring activities that occurred in the fourth quarter of fiscal year 2020 relating to the acquisition of Chef. Restructuring expenses recorded in the first three months of fiscal year 2020 are comprised mostly of costs related to the Ipswitch and Cognitive restructuring actions of 2019. See the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	% Change
Acquisition-related expenses	$396	$314	26%
As a percentage of total revenue	—%	—%

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses in increased slightly compared to the same period in 2020 and were related to the acquisition of Chef, which was completed in the fourth quarter of 2020. Acquisition-related expenses in the same period of fiscal year 2020 were related to the acquisition of Ipswitch.

Income from Operations

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	% Change
Income from operations	$27,416	$30,712	(11)%
As a percentage of total revenue	23%	28%

Income from operations decreased year over year due to an increase in costs of revenue and operating expenses, offset by increases in revenue as shown above.

Income from Operations by Segment

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	% Change
OpenEdge segment	$65,687	$57,329	15%
Data Connectivity and Integration segment	4,358	11,005	(60)%
Application Development and Deployment segment	15,739	11,631	35%
Other unallocated expenses(1)	(58,368)	(49,253)	(19)%
Income from operations	$27,416	$30,712	(11)%

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

Other (Expense) Income, Net

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	% Change
Interest expense	$(2,514)	$(2,792)	10%
Interest income and other, net	119	211	(44)%
Foreign currency loss, net	(257)	(816)	69%
Total other expense, net	$(2,652)	$(3,397)	22%
As a percentage of total revenue	(2)%	(3)%

Other expense, net, decreased in the three month period ended February 28, 2021 as compared to the same period in the prior year. This is a result of a lower foreign currency loss due to lower costs of forward points on our outstanding forward contracts and lower interest expense due to declining interest rates.

Provision (Benefit) for Income Taxes

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	% Change
Provision for income taxes	$5,803	$6,199	(6)%
As a percentage of total revenue	5%	6%

Our effective tax rate was 23% in both the first fiscal quarter of 2021 and the first fiscal quarter of 2020. There were no significant discrete tax items in either the first fiscal quarter of 2021 or the first fiscal quarter of 2020.

Net Income

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020	% Change
Net income	$18,961	$21,116	(10)%
As a percentage of total revenue	16%	19%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	February 28, 2021	November 30, 2020
Cash and cash equivalents	$107,698	$97,990
Short-term investments	6,673	8,005
Total cash, cash equivalents and short-term investments	$114,371	$105,995

The increase in cash, cash equivalents and short-term investments of $8.4 million from the end of fiscal year 2020 was due to cash inflows from operations of $44.7 million, $2.6 million in cash received from the issuance of common stock, a decrease in other noncurrent assets of $2.1 million, and the effect of exchange rates on cash of $1.8 million. These cash inflows were offset by payments of debt obligations in the amount of $18.8 million, repurchases of common stock of $15.0 million, dividend payments of $7.9 million, and purchases of property and equipment of $1.2 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of February 28, 2021, $30.6 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. We repurchased and retired 0.4 million shares of our common stock for $15.0 million in the three months ended
February 28, 2021 and 0.4 million shares for $20.0 million in the three months ended February 29, 2020. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of February 28, 2021, there was $175.0 million remaining under the current authorization.

Dividends

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend to $0.14 per share in September 2017. In September 2018, the quarterly cash dividend was increased to $0.155 per share of common stock. On September 24, 2019, our Board of Directors approved an additional increase to our quarterly cash dividend from $0.155 to $0.165 per share of common stock. On September 23, 2020, our Board of Directors approved an additional increase of 6% to our quarterly cash dividend from $0.165 to $0.175 per share of common stock. On January 12, 2021, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that was paid on March 15, 2021 to stockholders of record as of the close of business on March 1, 2021. On March 23, 2021, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that will be paid on June 15, 2021 to shareholders of record as of the close of business on June 1, 2021.

Restructuring Activities

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef (Note 6). This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Chef. For the three months ended February 28, 2021, we incurred expenses of $0.9 million relating to this restructuring. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2021. Accordingly, the balance of the restructuring reserve of $1.9 million is included in other accrued liabilities on the consolidated balance sheet at February 28, 2021. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2021, but we do not expect these costs to be material.

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

The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full. The revolving line of credit does not require amortization of principal. The outstanding balance of the term loan as of February 28, 2021 was $282.2 million, with $20.7 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended August 31, 2019. The principal repayment amounts are in accordance with the following schedule: (i) four payments of $1.9 million each, (ii) four payments of $3.8 million each, (iii) four payments of $5.6 million each, (iv) four payments of $7.5 million each, (v) three payments of $9.4 million each, and (vi) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date.

The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. The interest rate as of February 28, 2021 was 1.75%.

Revolving loans may be borrowed, repaid, and reborrowed until April 30, 2024, at which time all amounts outstanding must be repaid. During October 2020, we partially funded our acquisition of Chef by drawing down $98.5 million under the revolving line of credit (Note 6). During the first fiscal quarter of 2021, we paid down $15.0 million on the revolving line of credit. As of February 28, 2021, there was $83.5 million outstanding under the revolving line of credit and $2.1 million of letters of credit.

The credit facility contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, grant liens, make investments, make acquisitions, incur indebtedness, merge or consolidate, dispose of assets, pay dividends or make distributions, repurchase stock, change the nature of the business, enter into certain transactions with affiliates and enter into burdensome agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio, a consolidated total leverage ratio and a consolidated senior secured leverage ratio. We are in compliance with these financial covenants as of February 28, 2021.

Cash Flows from Operating Activities

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020
Net income	$18,961	$21,116
Non-cash reconciling items included in net income	21,061	19,067
Changes in operating assets and liabilities	4,666	(7,167)
Net cash flows from operating activities	$44,688	$33,016

The year over year increase in cash generated from operations was primarily due to particularly strong collections of our receivables, partially offset by increased expenses. Our gross accounts receivable as of February 28, 2021 decreased by $7.0 million from the end of fiscal year 2020 and our days sales outstanding (DSO) in accounts receivable increased to 53 days from 49 days in the fiscal first quarter of 2020 due to the timing of billings and collections.

Cash Flows from (used in) Investing Activities

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020
Net investment activity	$1,300	$3,508
Purchases of property and equipment	(1,166)	(1,148)
Decrease in escrow receivable	2,130	—
Net cash flows from investing activities	$2,264	$2,360

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. We also purchased $1.2 million of property and equipment in the first three months of fiscal year 2021, as compared to $1.1 million in the first three months of fiscal year 2020.

Cash Flows (used in) from Financing Activities

	Three Months Ended
(In thousands)	February 28, 2021	February 29, 2020
Proceeds from stock-based compensation plans	$3,485	$4,245
Repurchases of common stock	(15,000)	(20,000)
Payment of principal on long-term debt	(18,763)	(1,882)
Dividend payments to shareholders	(7,854)	(7,468)
Other financing activities	(892)	(1,949)
Net cash flows used in financing activities	$(39,024)	$(27,054)

During the first three months of fiscal year 2021, we received $3.5 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $4.2 million in the first three months of fiscal year 2020. Further, we repurchased $15.0 million of our common stock under our share repurchase plan compared to $20.0 million in the same period of the prior year. We also made payments on our long-term debt of $18.8 million (including a $15.0 million repayment on the revolving line of credit) in the first three months of fiscal year 2021 compared to $1.9 million in the same period of the prior year. Finally, we made dividend payments of $7.9 million to our shareholders during the first three months of fiscal 2021, as compared to $7.5 million in the first three months of fiscal 2020.

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

Contractual Obligations

There have been no material changes to our contractual obligations disclosed in tabular format in our 2020 10-K.

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal year 2021, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2020 10-K, for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended February 28, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves certain risks and uncertainties, some of which are beyond our control. The risk factors set forth below that are marked with an asterisk (*) are new or contain changes to the similarly titled risk factors included in our 2020 10-K. The risks discussed below could materially affect our business, financial condition and future results. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results in the future.

Risks Related to Our Ability to Grow Our Business

*The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has spread throughout the United States and the world and has resulted in authorities implementing and re-implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. These measures are in place to varying degrees. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures. Our compliance with these measures has impacted our day-to-day operations and could disrupt our business and operations, as well as that of our customers, partners, suppliers and others with whom we work, for an indefinite period of time. To support the health and well-being of our employees, customers, partners and communities, the vast majority of our employees are working remotely and are expected to continue to work remotely until the pandemic subsides. In addition, many of our customers and partners are working remotely, which may delay the timing of their purchases of our products and services.

Given the economic uncertainty created by the COVID-19 pandemic, we have and may continue to see delays in our sales cycle, failures of customers to renew at all or to renew at the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. In addition, our third-party service providers may experience financial difficulties or business disruptions that could negatively affect their operations and their ability to supply us with services needed for our products and operations. Although such events did not have a material adverse impact on our financial results for the fiscal first quarter ended February 28, 2021 or the fiscal year ended November 30, 2020, there can be no assurance that these events will not have a material adverse impact on our financial results for the full fiscal year or future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the first quarter of fiscal year 2021 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
December 2020	—	$—	—	$190,000
January 2021	352,885	42.49	352,885	175,000
February 2021	—	—	—	175,000
Total	352,885	$—	352,885	$175,000

(1)In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. As of February 28, 2021, there was $175.0 million remaining under this authorization.

Item 5. Other Information

On March 22, 2020, the Board of Directors adopted the 2021 Fiscal Year Compensation Program for Non-Employee Directors (the “2021 Plan”), which provides for the payment of cash and equity compensation to non-employee members of our Board of Directors in connection with their service to Progress. Except as described below, the 2021 Plan is identical to the compensation plan applicable to directors in 2020.

Under the 2021 Plan, our non-employee directors will be paid an annual retainer of $275,000. This annual retainer will be paid $50,000 in cash and $225,000 in equity (with the equity paid in the form of deferred stock units which convert to shares of common stock only upon a change in control of the Company or the cessation of service on the Board of Directors). The amount of the equity retainer for 2021 has been increased by $25,000 over the plan applicable to directors in 2020. The non-executive Chairman of the Board will be paid an additional cash retainer of $75,000, which is an increase of $25,000 over the retainer paid to the Chairman of the Board in 2020.

With respect to service on the committees of our Board of Directors, the following fees will be paid:

•Audit Committee - $25,000 for the Chairman and $20,000 for the other members (unchanged);
•Compensation Committee - $25,000 for the Chairman and $15,000 for the other members (unchanged);
•Nominating and Corporate Governance Committee - $12,500 for the Chairman and $10,000 for the other members (unchanged); and
•Mergers and Acquisitions/Strategy Committee - $25,000 for the Chairman and $15,000 for the other members (unchanged).

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1*†	2021 Fiscal Year Compensation Plan for Non-Employee Directors

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three months ended February 28, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of February 28, 2021 and November 30, 2020; (ii) Condensed Consolidated Statements of Income for the three months ended February 28, 2021 and February 29, 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended February 28, 2021 and February 29, 2020; (iv) Condensed Consolidated Statements of Shareholders' Equity for the three months ended February 28, 2021 and February 29, 2020; (v) Condensed Consolidated Statements of Cash Flows for the three months ended February 28, 2021 and February 29, 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Indicates management compensatory plan, contract, or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	April 5, 2021	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	April 5, 2021	/s/ ANTHONY FOLGER
Anthony Folger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)