Form 10-Q
period 2021-05-31
PROGRESS SOFTWARE CORP /MA
filed 2021-07-07
CIK 876167

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of June 28, 2021, there were 43,754,747 shares of the registrant’s common stock, $.01 par value per share, outstanding.

PROGRESS SOFTWARE CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

(In thousands, except share data)	May 31, 2021	November 30, 2020
Assets
Current assets:
Cash and cash equivalents	$357,360	$97,990
Short-term investments	5,300	8,005
Total cash, cash equivalents and short-term investments	362,660	105,995
Accounts receivable (less allowances of $661 and $1,315, respectively)	64,045	84,040
Unbilled receivables and contract assets	23,157	24,917
Other current assets	21,106	23,983
Total current assets	470,968	238,935
Long-term unbilled receivables and contract assets	10,742	17,133
Property and equipment, net	29,333	29,817
Intangible assets, net	190,768	212,747
Goodwill	491,731	491,726
Deferred tax assets	10,129	14,490
Right-of-use lease assets	30,833	30,635
Other assets	5,490	6,299
Total assets	$1,239,994	$1,041,782
Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt, net	$22,005	$18,242
Accounts payable	11,358	9,978
Accrued compensation and related taxes	29,344	36,816
Dividends payable to shareholders	7,921	7,904
Short-term operating lease liabilities	7,361	7,015
Income taxes payable	1,407	1,899
Other accrued liabilities	11,209	14,302
Short-term deferred revenue	175,472	166,387
Total current liabilities	266,077	262,543
Long-term debt, net	254,757	364,260
Convertible senior notes, net	288,023	—
Long-term operating lease liabilities	26,541	26,966
Long-term deferred revenue	27,158	26,908
Other noncurrent liabilities	11,717	15,092
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; authorized, 10,000,000 shares; issued, none	—	—
Common stock, $0.01 par value, and additional paid-in capital; authorized, 200,000,000 shares; issued and outstanding, 43,745,051 shares in 2021 and 44,240,635 shares in 2020	334,064	306,244
Retained earnings	60,301	72,547
Accumulated other comprehensive loss	(28,644)	(32,778)
Total shareholders’ equity	365,721	346,013
Total liabilities and shareholders’ equity	$1,239,994	$1,041,782
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Revenue:
Software licenses	$30,107	$19,663	$63,424	$50,292
Maintenance and services	92,381	80,720	180,344	159,774
Total revenue	122,488	100,383	243,768	210,066
Costs of revenue:
Cost of software licenses	1,038	810	2,189	2,199
Cost of maintenance and services	14,673	11,785	27,992	23,636
Amortization of acquired intangibles	3,599	1,664	7,120	3,310
Total costs of revenue	19,310	14,259	37,301	29,145
Gross profit	103,178	86,124	206,467	180,921
Operating expenses:
Sales and marketing	29,262	21,716	58,731	45,914
Product development	26,415	21,787	50,963	43,441
General and administrative	16,460	12,440	29,884	25,188
Amortization of acquired intangibles	7,979	4,177	14,858	8,308
Restructuring expenses	(64)	695	1,093	1,735
Acquisition-related expenses	844	—	1,240	314
Total operating expenses	80,896	60,815	156,769	124,900
Income from operations	22,282	25,309	49,698	56,021
Other (expense) income:
Interest expense	(4,601)	(2,598)	(7,115)	(5,390)
Interest income and other, net	4	122	123	333
Foreign currency loss, net	(621)	(371)	(878)	(1,187)
Total other expense, net	(5,218)	(2,847)	(7,870)	(6,244)
Income before income taxes	17,064	22,462	41,828	49,777
Provision for income taxes	3,507	5,494	9,310	11,693
Net income	$13,557	$16,968	$32,518	$38,084
Earnings per share:
Basic	$0.31	$0.38	$0.74	$0.85
Diluted	$0.30	$0.37	$0.73	$0.84
Weighted average shares outstanding:
Basic	43,818	44,889	43,963	44,893
Diluted	44,472	45,267	44,562	45,391

Cash dividends declared per common share	$0.175	$0.165	$0.350	$0.330
See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net income	$13,557	$16,968	$32,518	$38,084
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,876	(2,982)	3,101	(4,190)
Unrealized gain (loss) on hedging activity, net of tax provision of $76 and $347 for the second quarter and first six months of 2021, respectively and net of tax benefit of $760 and $1,468 for the second quarter and first six months of 2020, respectively	235	(2,058)	1,072	(4,164)
Unrealized (loss) gain on investments, net of tax provision of $30 and a tax benefit of $12 for the second quarter and first six months of 2021, respectively and net of tax provision of $41 and $45 for the second quarter and first six months of 2020, respectively	(53)	13	(39)	84
Total other comprehensive income (loss), net of tax	2,058	(5,027)	4,134	(8,270)
Comprehensive income	$15,615	$11,941	$36,652	$29,814

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Shareholders’ Equity

	Six Months Ended May 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2020	44,241	$442	$305,802	$72,547	$(32,778)	$346,013
Issuance of stock under employee stock purchase plan	145	1	4,039	—	—	4,040
Exercise of stock options	56	1	1,831	—	—	1,832
Vesting of restricted stock units and release of deferred stock units	100	1	(1)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(2,373)	—	—	(2,373)
Stock-based compensation	—	—	15,146	—	—	15,146
Equity components of Notes, net of issuance costs and tax	—	—	47,797	—	—	47,797
Purchase of capped calls, net of tax	—	—	(32,752)	—	—	(32,752)
Dividends declared	—	—	—	(15,634)	—	(15,634)
Treasury stock repurchases and retirements	(797)	(8)	(5,862)	(29,130)	—	(35,000)
Net income	—	—	—	32,518	—	32,518
Other comprehensive income	—	—	—	—	4,134	4,134
Balance, May 31, 2021	43,745	$437	$333,627	$60,301	$(28,644)	$365,721

	Three Months Ended May 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2021	44,000	$440	$311,697	$71,118	$(30,702)	$352,553
Issuance of stock under employee stock purchase plan	89	—	2,495	—	—	2,495
Exercise of stock options	28	1	914	—	—	915
Vesting of restricted stock units and release of deferred stock units	72	1	(1)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(1,481)	—	—	(1,481)
Stock-based compensation	—	—	8,362	—	—	8,362
Equity components of Notes, net of issuance costs and tax	—	—	47,797	—	—	47,797
Purchase of capped calls, net of tax	—	—	(32,752)	—	—	(32,752)
Dividends declared	—	—	—	(7,783)	—	(7,783)
Treasury stock repurchases and retirements	(444)	(5)	(3,404)	(16,591)	—	(20,000)
Net income	—	—	—	13,557	—	13,557
Other comprehensive income	—	—	—	—	2,058	2,058
Balance, May 31, 2021	43,745	$437	$333,627	$60,301	$(28,644)	$365,721

	Six Months Ended May 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, December 1, 2019	45,037	$450	$295,503	$64,303	$(29,974)	$330,282
Issuance of stock under employee stock purchase plan	124	1	3,512	—	—	3,513
Exercise of stock options	113	1	3,527	—	—	3,528
Vesting of restricted stock units and release of deferred stock units	185	2	(2)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(3,895)	—	—	(3,895)
Stock-based compensation	—	—	11,674	—	—	11,674
Dividends declared	—	—	—	(14,955)	—	(14,955)
Treasury stock repurchases and retirements	(426)	(4)	(6,487)	(13,509)	—	(20,000)
Net income	—	—	—	38,084	—	38,084
Other comprehensive loss	—	—	—	—	(8,270)	(8,270)
Balance, May 31, 2020	45,033	$450	$303,832	$73,923	$(38,244)	$339,961

	Three Months Ended May 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in thousands)	Number of Shares	Amount
Balance, March 1, 2020	44,769	$448	$296,251	$64,475	$(33,217)	$327,957
Issuance of stock under employee stock purchase plan	85	1	2,318	—	—	2,319
Exercise of stock options	51	—	1,587	—	—	1,587
Vesting of restricted stock units and release of deferred stock units	128	1	(1)	—	—	—
Withholding tax payments related to net issuance of RSUs	—	—	(1,946)	—	—	(1,946)
Stock-based compensation	—	—	5,623	—	—	5,623
Dividends declared	—	—	—	(7,520)	—	(7,520)
Net income	—	—	—	16,968	—	16,968
Other comprehensive loss	—	—	—	—	(5,027)	(5,027)
Balance, May 31, 2020	45,033	$450	$303,832	$73,923	$(38,244)	$339,961

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020
Cash flows from operating activities:
Net income	$32,518	$38,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	2,741	3,248
Amortization of acquired intangibles and other	22,267	11,993
Amortization of debt discount and issuance costs on Notes	1,683	—
Stock-based compensation	15,146	11,674
Non-cash lease expense	4,183	4,907
Loss on disposal of property and equipment	3	531
Deferred income taxes	(705)	1,944
Allowances for bad debt and sales credits	(358)	274
Changes in operating assets and liabilities:
Accounts receivable	29,105	18,369
Other assets	1,722	4,968
Accounts payable and accrued liabilities	(11,554)	(18,664)
Lease liabilities	(4,467)	(4,076)
Income taxes payable	(1,059)	940
Deferred revenue	8,153	(3,219)
Net cash flows from operating activities	99,378	70,973
Cash flows from (used in) investing activities:
Purchases of investments	—	(5,009)
Sales and maturities of investments	2,650	14,051
Purchases of property and equipment	(2,116)	(1,757)
Decrease in escrow receivable	2,130	—
Net cash flows from investing activities	2,664	7,285
Cash flows from (used in) financing activities:
Proceeds from stock-based compensation plans	6,300	7,308
Payments for taxes related to net share settlements of equity awards	(2,373)	(3,895)
Repurchases of common stock	(35,000)	(20,000)
Proceeds from issuance of senior convertible notes, net of issuance costs of $9,900	350,100	—
Purchase of capped calls	(43,056)	—
Dividend payments to shareholders	(15,617)	(14,906)
Payment of principal on long-term debt	(106,025)	(3,762)
Payment of debt issuance costs	(904)	—
Net cash flows from (used in) financing activities	153,425	(35,255)
Effect of exchange rate changes on cash	3,903	(4,040)
Net increase in cash and cash equivalents	259,370	38,963
Cash and cash equivalents, beginning of period	97,990	154,259
Cash and cash equivalents, end of period	$357,360	$193,222

Condensed Consolidated Statements of Cash Flows, continued

	Six Months Ended
	May 31, 2021	May 31, 2020
Supplemental disclosure:
Cash paid for income taxes, net of refunds of $488 in 2021 and $239 in 2020	$6,677	$4,587
Cash paid for interest	$4,480	$4,898
Non-cash investing and financing activities:
Total fair value of restricted stock awards, restricted stock units and deferred stock units on date vested	$8,698	$12,090
Dividends declared	$7,921	$7,539
See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1: Basis of Presentation

Company Overview - Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides the best products to develop, deploy and manage high-impact business applications. Our comprehensive product stack is designed to make technology teams more productive and we have a deep commitment to the developer community, both open source and commercial alike. With Progress, organizations can accelerate the creation and delivery of strategic business applications, automate the process by which applications are configured, deployed and scaled, and make critical data and content more accessible and secure—leading to competitive differentiation and business success. Over 1,700 independent software vendors ("ISVs"), 100,000 enterprise customers, and 3 million developers rely on Progress to power their applications.

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

Basis of Presentation and Significant Accounting Policies - We prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements and these unaudited financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2020, as amended by Form 10-K/A filed on March 30, 2021 (together, the "2020 10-K").

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Financial Instruments - Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which requires measurement and recognition of expected credit losses for financial assets measured at amortized cost, including accounts receivable, upon initial recognition of that financial asset using a forward-looking expected loss model, rather than an incurred loss model. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses when the fair value is below the amortized cost of the asset, removing the concept of "other-than-temporary" impairments. The Company adopted this standard effective December 1, 2020. The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

Convertible Debt

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. The standard eliminates the liability and equity separation model for convertible instruments with a cash conversion feature. As a result, after adoption, entities will no longer separately present an embedded conversion feature for such debt in equity. Additionally, the debt discount resulting from the separation of the embedded conversion feature will no longer be amortized into income as interest expense over the instrument’s life. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. The standard also requires applying the if-converted method to calculate the impact of the convertible instrument on diluted earnings per share.

The standard is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020. It can be adopted on either a full retrospective or modified retrospective basis. The Company plans to adopt this standard in accordance with the full retrospective approach in the first quarter of fiscal year 2022. We have substantially completed our assessment of the retrospective application of this new standard to our historical financial statements. On a preliminary basis, we believe that the retrospective impact of the adoption of the standard on fiscal year 2021 results will be an increase of interest expense of approximately $6.9 million, an increase of notes payable of approximately $56.0 million, a decrease of deferred tax liabilities of approximately $13.7 million, a decrease of additional paid-in capital of approximately $49.2 million, and a decrease of retained earnings of approximately $6.9 million. We will finalize our retrospective presentation of our historical financial statements under the new standard in connection with our 10-Q filings during fiscal year 2022 and our 10-K for the fiscal year ending November 30, 2022.

Note 2: Cash, Cash Equivalents and Investments

A summary of our cash, cash equivalents and available-for-sale investments at May 31, 2021 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$335,668	$—	$—	$335,668
Money market funds	21,692	—	—	21,692
U.S. treasury bonds	3,746	27	—	3,773
Corporate bonds	1,506	21	—	1,527
Total	$362,612	$48	$—	$362,660

A summary of our cash, cash equivalents and available-for-sale investments at November 30, 2020 is as follows (in thousands):

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$79,026	$—	$—	$79,026
Money market funds	18,964	—	—	18,964
U.S. treasury bonds	4,993	58	—	5,051
Corporate bonds	2,913	41	—	2,954
Total	$105,896	$99	$—	$105,995

Such amounts are classified on our condensed consolidated balance sheets as follows (in thousands):

	May 31, 2021		November 30, 2020
	Cash and Equivalents	Short-Term Investments	Cash and Equivalents	Short-Term Investments
Cash	$335,668	$—	$79,026	$—
Money market funds	21,692	—	18,964	—
U.S. treasury bonds	—	3,773	—	5,051
Corporate bonds	—	1,527	—	2,954
Total	$357,360	$5,300	$97,990	$8,005

The fair value of debt securities by contractual maturity is as follows (in thousands):

	May 31, 2021	November 30, 2020
Due in one year or less	$4,230	$5,998
Due after one year(1)	1,070	2,007
Total	$5,300	$8,005

(1)Includes U.S. treasury bonds and corporate bonds, which are securities representing investments available for current operations and are classified as current on the condensed consolidated balance sheets.

We did not hold any investments with continuous unrealized losses as of May 31, 2021 or November 30, 2020.

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

We have designated the interest rate swap as a cash flow hedge and assess the hedge effectiveness both at the onset of the hedge and at regular intervals throughout the life of the derivative. To the extent that the interest rate swap is highly effective in offsetting the variability of the hedged cash flows, changes in the fair value of the derivative are included as a component of other comprehensive loss on our condensed consolidated balance sheets. Although we have determined at the onset of the hedge that the interest rate swap will be a highly effective hedge throughout the term of the contract, any portion of the fair value swap subsequently determined to be ineffective will be recognized in earnings. As of May 31, 2021, the fair value of the hedge was a loss of $5.4 million, which was included in other noncurrent liabilities on our condensed consolidated balance sheets.

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

	May 31, 2021		November 30, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Interest rate swap contracts designated as cash flow hedges	$138,750	$(5,436)	$142,500	$(6,855)

Forward Contracts

We generally use forward contracts that are not designated as hedging instruments to hedge economically the impact of the variability in exchange rates on intercompany accounts receivable and loans receivable denominated in certain foreign currencies. We generally do not hedge the net assets of our international subsidiaries.

All forward contracts are recorded at fair value on the consolidated balance sheets at the end of each reporting period and expire between 30 days and two years from the date the contract was entered. At May 31, 2021, $3.2 million was recorded in other current assets on our condensed consolidated balance sheets. At November 30, 2020, $1.4 million was recorded in other assets on our condensed consolidated balance sheets.

In the three and six months ended May 31, 2021, realized and unrealized gains of $0.9 million and $2.6 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. In the three and six months ended May 31, 2020, realized and unrealized losses of $1.8 million and $2.4 million, respectively, from our forward contracts were recognized in foreign currency loss, net, on our condensed consolidated statements of operations. These gains and losses were substantially offset by realized and unrealized losses and gains on the offsetting positions.

The table below details outstanding foreign currency forward contracts where the notional amount is determined using contract exchange rates (in thousands):

	May 31, 2021		November 30, 2020
	Notional Value	Fair Value	Notional Value	Fair Value
Forward contracts to sell U.S. dollars	$66,436	$3,176	$69,031	$1,445
Forward contracts to purchase U.S. dollars	728	2	440	(3)
Total	$67,164	$3,178	$69,471	$1,442

Note 4: Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table details the fair value measurements within the fair value hierarchy of our financial assets and liabilities at May 31, 2021 (in thousands):

		Fair Value Measurements Using
	Total Fair Value	Level 1	Level 2	Level 3
Assets
Money market funds	$21,692	$21,692	$—	$—
U.S. treasury bonds	3,773	—	3,773	—
Corporate bonds	1,527	—	1,527	—
Foreign exchange derivatives	3,178	—	3,178	—
Liabilities
Interest rate swap	$(5,436)	$—	$(5,436)	$—

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

Fair Value of the Convertible Senior Notes

The liability component of the Company’s Notes (as defined in Note 7: Debt) was recorded at $295.2 million upon issuance, which reflected the fair value of a similar debt instrument that does not have an associated convertible feature. The fair value was determined based on a discounted cash flow model and classified within Level 2 of the fair value hierarchy. The discount rate used reflected both the time value of money and credit risk inherent in the Notes. The carrying value of the liability component of the Notes will be accreted, over the remaining term to maturity, to their principal value of $360.0 million.

The Notes’ fair value, inclusive of the conversion feature embedded in the Notes, was $361.5 million as of May 31, 2021. The fair value was determined based on the Notes’ quoted price in an over-the-counter market on the last trading day of the reporting period and classified within Level 1 in the fair value hierarchy. See Note 7: Debt for additional information.

Note 5: Intangible Assets and Goodwill

Intangible Assets

Intangible assets are comprised of the following significant classes (in thousands):

	May 31, 2021			November 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	$173,486	$(120,984)	$52,502	$173,486	$(113,863)	$59,623
Customer-related	231,342	(104,265)	127,077	231,342	(91,326)	140,016
Trademarks and trade names	30,440	(19,861)	10,579	30,440	(18,275)	12,165
Non-compete agreement	2,000	(1,390)	610	2,000	(1,057)	943
Total	$437,268	$(246,500)	$190,768	$437,268	$(224,521)	$212,747

In the three and six month ended May 31, 2021, amortization expense related to intangible assets was $11.6 million and $22.0 million, respectively. In the three and six months ended May 31, 2020, amortization expense related to intangible assets was $5.8 million and $11.6 million, respectively.

Future amortization expense for intangible assets as of May 31, 2021, is as follows (in thousands):

Remainder of 2021	$22,912
2022	44,836
2023	44,560
2024	31,743
2025	21,233
Thereafter	25,484
Total	$190,768

Goodwill

Changes in the carrying amount of goodwill in the six months ended May 31, 2021 are as follows (in thousands):

Balance, November 30, 2020	$491,726
Translation adjustments	5
Balance, May 31, 2021	$491,731

During the quarter ending May 31, 2021, no triggering events occurred that would indicate that it is more likely than not that the carrying values of any of our reporting units exceeded their fair values.

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) and certain acquisition restructuring and related charges are not included as a component of consideration transferred but are required to be expensed as incurred. During the three and six months ended May 31, 2021, we incurred approximately $0.2 million and $0.6 million of acquisition-related costs, respectively, which are included in acquisition-related expenses on our consolidated statement of operations.

The operations of Chef were initially included in our operating results from the date of acquisition. The amount of revenue of Chef included in our consolidated statement of operations during the three and six months ended May 31, 2021 was approximately $12.4 million and $24.3 million, respectively. We determined that disclosing the amount of Chef related earnings included in the consolidated statements of operations is impracticable, as certain operations of Chef were integrated into the operations of the Company from the date of acquisition.

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

(In thousands, except per share data)	Pro Forma Three Months Ended May 31, 2020
Revenue	$117,342
Net income	$11,681
Net income per basic share	$0.26
Net income per diluted share	$0.26

(In thousands, except per share data)	Pro Forma Six Months Ended May 31, 2020
Revenue	$241,032
Net income	$24,614
Net income per basic share	$0.55
Net income per diluted share	$0.54

Note 7: Debt

As of May 31, 2021, future maturities of the Company's long-term debt were as follows:

(In thousands)	2026 Notes	Credit Facility Maturing in 2024	Total
Remainder of 2021	$—	$11,288	$11,288
2022	—	26,338	26,338
2023	—	33,863	33,863
2024	—	206,937	206,937
2025	—	—	—
2026	360,000	—	360,000
Total face value of long-term debt	360,000	278,426	638,426
Unamortized discount and issuance costs	(71,977)	(1,664)	(73,641)
Less current portion of long-term debt, net	—	(22,005)	(22,005)
Long-term debt	$288,023	$254,757	$542,780

Notes Payable

Convertible Senior Notes and Capped Calls

In April 2021, the Company issued, in a private placement to certain initial purchasers in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act in transactions not involving any public offering, for resale by the initial purchasers to persons whom the initial purchasers believe are qualified institutional buyers pursuant to Rule144A under the Securities Act, Convertible Senior Notes (the "Notes") with an aggregate principal amount of $325 million, due April 15, 2026, unless earlier repurchased, redeemed or converted. The proceeds from the Notes were used or are anticipated to be used for the Capped Call Transactions (described below), working capital, and other general corporate purposes, including acquisitions. There are no required principal payments prior to the maturity of the Notes. In addition, the Company also granted the initial purchasers of the Notes an option to purchase up to an additional $50.0 million aggregate principal amount of the Notes, for settlement within a 13-day period beginning on, and including, April 13, 2021, of which $35 million of additional Notes were purchased for total proceeds of $360 million. The Notes bear interest at an annual rate of 1%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021.

Proceeds from the Notes:

(In thousands)
Principal	$360,000
Less: issuance costs	(10,804)
$349,196

Conversion Rights

Before January 15, 2026, Noteholders may convert their Notes in the following circumstances:

•During any fiscal quarter (and only during such fiscal quarter) commencing after the fiscal quarter ending on May 31, 2021, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least twenty trading days (whether or not consecutive) during the thirty consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter;
•During the five consecutive business days immediately after any ten consecutive trading day period (the “Measurement Period”), if the trading price per $1,000 principal amount of Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of Company’s common stock on such trading day and the conversion rate on such trading day; or
•Upon the occurrence of certain corporate events or distributions on the Company’s common stock, or if the Company calls such Notes for redemption, then the Noteholder of any Note may convert such Note at any time before the close of business on the business day immediately before the related redemption date.

From and after January 15, 2026, Noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will satisfy its conversion obligations by paying cash up to the aggregate principal amount of Notes to be converted, by issuing shares of its common stock or a combination of cash and shares of its common stock, at its election. The initial conversion rate is 17.4525 shares of common stock per $1,000 principal amount of the Notes, representing an initial conversion price of approximately $57.30 per share of common stock. The conversion rate will be adjusted upon the occurrence of certain events, including spin-offs, tender offers, exchange offers, make-whole fundamental change and certain stockholder distributions.

Repurchase Rights

On or after April 20, 2024, and on or before the 50th scheduled trading day immediately before the maturity date, the Company may redeem for cash all or part of the Notes, subject to the partial redemption limitation, at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if the last reported sale price per share of the Company’s common stock exceeded 130% of the conversion price on (1) each of at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice and (2) the trading day immediately before the date the Company sends such notice. Pursuant to the partial redemption limitation, the Company may not elect to redeem less than all of the outstanding Notes unless at least $100.0 million aggregate principal amount of Notes are outstanding and not subject to redemption as of the time it sends the related redemption notice.

If certain corporate events that constitute a “fundamental change” (as described below) occur at any time, holders may, subject to certain exceptions, require the Company to purchase their Notes in whole or in part for cash at a price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. A fundamental change relates to events such as business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

Capped Call Transactions

On April 8, 2021, in connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions (“Capped Call Transactions”) with one or more of the initial purchasers and/or their respective affiliates and/or other financial institutions. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, approximately 6.3 million shares (representing the number of shares of common stock initially underlying the Notes) of the Company’s common stock. The Capped Call Transactions are generally expected to reduce potential dilution to our common stock upon any conversion of Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions will initially be $89.88 per share of common stock, which represents a premium of 100% over the last reported sale price of the common stock of $44.94 per share on April 8, 2021, and is subject to certain adjustments under the terms of the Capped Call Transactions. The cost of the purchased capped calls of $43.1 million was recorded as a reduction to additional paid-in-capital.

We elected to integrate the capped call options with the applicable Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $43.1 million gross cost of the purchased capped calls will be deductible for income tax purposes as original discount interest over the term of the Notes. We recorded deferred tax assets of $10.6 million with respect to the capped calls which represents the tax benefit of these deductions with an offsetting entry to additional paid-in capital.

Accounting for the Notes

In accounting for the transaction, the Notes have been separated into liability and equity components.
•The conversion option of the Notes does not require bifurcation as an embedded derivative.
•The initial carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated conversion feature. The excess of the Notes’ principal amount over the initial carrying amount of the liability component, referred to as the debt discount, is amortized as interest expense over the Notes’ contractual term.
•The equity component, which represents the difference between the gross proceeds and the initial liability component, was recorded as an increase to additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.

The Company incurred issuance costs of $10.8 million related to the Notes, allocated between the Notes’ liability and equity components proportionate to the initial carrying amount of the liability and equity components.
•Issuance costs attributable to the liability component of $8.9 million are recorded as an offset to the Notes’ principal balance. They are amortized as interest expense using the effective interest method over the contractual term of the Notes.
•Issuance costs attributable to the equity component of $1.9 million are recorded as an offset to the equity component in additional paid-in capital and are not amortized.

Net carrying amount of the liability component:

(In thousands)	May 31, 2021
Principal	$360,000
Conversion option allocated to equity	(64,800)
Unamortized discount	(7,177)
$288,023

Net carrying amount of the equity component, included in additional paid-in capital:

(In thousands)	May 31, 2021
Conversion options(1)	$62,855
Capped call	(43,056)
$19,799
(1) Net of issuance costs

Interest expense related to the Notes:

	Three and Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020
Contractual interest expense (1% coupon)	$470	$—
Amortization of debt discount(1)	1,480	—
Amortization of issuance costs(1)	202	—
	$2,152	$—
(1) Amortized based upon an effective interest rate of 5.7%.

Credit Facility

Our credit facility provides for a $301.0 million secured term loan and a $100.0 million secured revolving line of credit. The revolving line of credit is available in U.S. Dollars and certain other currencies and may be increased by up to an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments. The revolving line of credit has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. The term loan was used to partially fund our acquisition of Ipswitch in April 2019 and we partially funded our acquisition of Chef by drawing down $98.5 million under the revolving line of credit in October 2020 (Note 6).

The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full. The revolving line of credit does not require amortization of principal. The outstanding balance of the term loan as of May 31, 2021 was $278.4 million, with $22.6 million due in the next 12 months. The term loan requires repayment of principal at the end of each fiscal quarter, beginning with the fiscal quarter ended August 31, 2019. The principal repayment amounts are in accordance with the following schedule: (i) four payments of $1.9 million each, (ii) four payments of $3.8 million each, (iii) four payments of $5.6 million each, (iv) four payments of $7.5 million each, (v) three payments of $9.4 million each, and (vi) the last payment is of the remaining principal amount. Any amounts outstanding under the term loan thereafter would be due on the maturity date. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. As of May 31, 2021, the carrying value of the term loan approximates the fair value, based on Level 2 inputs (observable market prices in less than active markets), as the interest rate is variable over the selected interest period and is similar to current rates at which we can borrow funds. The interest rate as of May 31, 2021 was 1.75%.

Costs incurred to obtain our long-term debt of $2.9 million are recorded as debt issuance costs as a direct deduction from the carrying value of the debt liability on our condensed consolidated balance sheets as of May 31, 2021. These costs are being amortized over the term of the debt agreement using the effective interest rate method. Amortization expense related to the debt issuance costs was $0.1 million for each of the three months ended May 31, 2021 and May 31, 2020. Amortization expense related to the debt issuance costs was $0.3 million and for each of the six months ended May 31, 2021 and May 31, 2020. These amounts are recorded in interest expense on our condensed consolidated statements of operations.

Revolving loans may be borrowed, repaid, and reborrowed until April 30, 2024, at which time all amounts outstanding must be repaid. We repaid in full the outstanding balance of the revolving line of credit during the fiscal quarter ended May 31, 2021. As of May 31, 2021, there were no amounts outstanding under the revolving line of credit and $2.5 million of letters of credit outstanding.

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

The components of operating lease cost for the three and six months ended May 31, 2021 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	May 31, 2021	May 31, 2021
Lease costs under long-term operating leases	$2,009	$4,144
Lease costs under short-term operating leases	4	19
Variable lease cost under short-term and long-term operating leases(1)	35	150
Operating lease right-of-use asset impairment	36	36
Total operating lease cost	$2,084	$4,349
(1) Lease costs that are not fixed at lease commencement.

The components of operating lease cost for the three and six months ended May 31, 2020 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	May 31, 2020	May 31, 2020
Lease costs under long-term operating leases	$1,799	$3,757
Lease costs under short-term operating leases	99	144
Variable lease cost under short-term and long-term operating leases(1)	82	188
Operating lease right-of-use asset impairment	266	1,189
Total operating lease cost	$2,246	$5,278
(1) Lease costs that are not fixed at lease commencement.

The table below presents supplemental cash flow information related to leases during the three and six months ended May 31, 2021 (in thousands):

	Three Months Ended	Six Months Ended
	May 31, 2021	May 31, 2021
Cash paid for leases	$2,209	$4,467
Right-of-use assets recognized for new leases and amendments (non-cash)	$1,309	$3,647

The table below presents supplemental cash flow information related to leases during the three and six months ended May 31, 2020 (in thousands):

	Three Months Ended	Six Months Ended
	May 31, 2020	May 31, 2020
Cash paid for leases	$1,720	$4,076
Right-of-use assets recognized for new leases and amendments (non-cash)	$231	$231

Weighted average remaining lease term in years and weighted average discount rate are as follows:

	May 31, 2021	November 30, 2020
Weighted average remaining lease term in years	4.77	5.02
Weighted average discount rate	2.7%	2.3%

Future payments under non-cancellable leases are as follows (in thousands):

May 31, 2021
Remainder of 2021	$4,077
2022	8,131
2023	8,002
2024	7,787
2025	5,047
Thereafter	2,938
Total lease payments	35,982
Less imputed interest(1)	(2,080)
Present value of lease liabilities	$33,902
(1) Lease liabilities are measured at the present value of the remaining lease payments using a discount rate determined at lease commencement unless the discount rate is updated as a result of a lease reassessment event.

Note 9: Common Stock Repurchases

In January 2020, our Board of Directors increased the total share repurchase authorization from $75 million to $250 million. In the three months ended May 31, 2021, we repurchased and retired 0.4 million shares for $20.0 million. In the three months ended May 31, 2020, we did not repurchase any shares of our common stock. In the six months ended May 31, 2021 and May 31, 2020, we repurchased and retired 0.8 million shares for $35.0 million and 0.4 million shares for $20.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of May 31, 2021, there was $155.0 million remaining under the current authorization.

Note 10: Stock-Based Compensation

We issue restricted stock units, performance-based restricted stock units and stock options under our equity plans. We also issue common stock under our employee stock purchase plan that permits employees to purchase shares through accumulated payroll deductions. Stock-based compensation expense reflects the fair value of stock-based awards, less the present value of expected dividends when applicable, measured at the grant date and recognized over the relevant service period. We estimate the fair value of each stock-based award on the measurement date using the current market price of the stock, the Black-Scholes option valuation model, or the Monte Carlo Simulation valuation model.

In 2019, 2020 and 2021, we granted performance-based restricted stock units that include two performance metrics under our Long-Term Incentive Plan ("LTIP") where the performance measurement period is three years. Vesting of the LTIP awards on the 2019 and 2020 plan is based on the following: (i) 50% is based on our level of attainment of specified total stockholder return ("TSR") targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods, and (ii) 50% is based on achievement of a three-year cumulative performance condition (operating income). For the 2021 plan, the vesting terms were changed to the following: (i) 25% is based on our level of attainment of specified TSR targets relative to the percentage appreciation of a specified index of companies for the respective three-year periods, and (ii) 75% is based on achievement of a three-year cumulative operating income. In order to estimate the fair value of such awards, we used a Monte Carlo Simulation valuation model for the market condition portion of the award, and used the closing price of our common stock on the date of grant for the portion related to the performance condition.

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

The following table provides the classification of stock-based compensation as reflected on our condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Cost of maintenance and services	$468	$338	$860	$657
Sales and marketing	1,752	1,110	3,255	2,160
Product development	2,412	1,899	4,331	3,825
General and administrative	3,730	2,276	6,700	5,032
Total stock-based compensation	$8,362	$5,623	$15,146	$11,674

Note 11: Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss during the six months ended May 31, 2021 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains on Investments	Unrealized Losses on Hedging Activity	Accumulated Other Comprehensive Loss
Balance, December 1, 2020	$(27,616)	$14	$(5,176)	$(32,778)
Other comprehensive income before reclassifications, net of tax	3,101	(39)	1,072	4,134
Balance, May 31, 2021	$(24,515)	$(25)	$(4,104)	$(28,644)

The tax effect on accumulated unrealized losses on hedging activity and unrealized gains on investments was $1.3 million and $1.6 million as of May 31, 2021 and November 30, 2020, respectively.

Note 12: Revenue Recognition

Timing of Revenue Recognition

Our revenues are derived from licensing our products, and from related services, which consist of maintenance, hosting services, and consulting and education. Information relating to revenue from external customers by revenue type is as follows (in thousands):

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Performance obligations transferred at a point in time:
Software licenses	$30,107	$19,663	$63,424	$50,292
Performance obligations transferred over time:
Maintenance	80,069	71,686	157,046	141,742
Services	12,312	9,034	23,298	18,032
Total revenue	$122,488	$100,383	$243,768	$210,066

Geographic Revenue

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

	Three Months Ended		Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
North America	$71,094	$56,564	$142,599	$121,977
EMEA	41,321	34,157	81,561	69,145
Latin America	3,753	3,346	7,246	7,346
Asia Pacific	6,320	6,316	12,362	11,598
Total revenue	$122,488	$100,383	$243,768	$210,066

No single customer, partner, or country outside of the U.S. has accounted for more than 10% of our total revenue for the three or six months ended May 31, 2021 and May 31, 2020.

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

As of May 31, 2021, invoicing of our long-term unbilled receivables is expected to occur as follows (in thousands):

2022	$4,995
2023	3,916
2024	162
Total	$9,073

Contract assets, which arise when revenue is recognized prior to invoicing and the right to the amount due from customers is conditioned on something other than the passage of time, such as the completion of a related performance obligation, were $6.4 million as of May 31, 2021 and $11.3 million as of November 30, 2020. These amounts are included in unbilled receivables or long-term unbilled receivables on our condensed consolidated balance sheets.

Deferred Revenue

Deferred revenue is recorded when revenue is recognized subsequent to customer invoicing. Our deferred revenue balance is primarily made up of deferred maintenance.

As of May 31, 2021, the changes in deferred revenue were as follows (in thousands):

Balance, December 1, 2020	$193,295
Billings and other	253,103
Revenue recognized	(243,768)
Balance, May 31, 2021	$202,630

Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods. As of May 31, 2021, transaction price allocated to remaining performance obligations was $214.8 million. We expect to recognize approximately 84% of the revenue within the next year and the remainder thereafter.

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

Certain of our sales incentive programs meet the requirements to be capitalized. Depending upon the sales incentive program and the related revenue arrangement, such capitalized costs are amortized over the longer of (i) the product life, which is generally three to five years; or (ii) the term of the related revenue contract. We determined that a three to five year product life represents the period of benefit that we receive from these incremental costs based on both qualitative and quantitative factors, which include customer contracts, industry norms, and product upgrades. Total deferred contract costs were $4.2 million and $2.5 million as of May 31, 2021 and November 30, 2020, respectively, and are included in other current assets and other assets on our condensed consolidated balance sheets. Amortization of deferred contract costs is included in sales and marketing expense on our condensed consolidated statement of operations and was minimal in all periods presented.

Note 13: Restructuring Charges

The following table provides a summary of activity for our restructuring actions, which are detailed further below (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2020	$421	$3,552	$3,973
Costs incurred	299	794	1,093
Cash disbursements	(696)	(3,968)	(4,664)
Translation adjustments and other	1	8	9
Balance, May 31, 2021	$25	$386	$411

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef (Note 6). This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Chef.

For the three and six months ended May 31, 2021, we incurred expenses of $0.9 million related to this restructuring. The expenses are recorded as restructuring expenses in the consolidated statements of operations.

A summary of activity for this restructuring action is as follows (in thousands):

	Excess Facilities and Other Costs	Employee Severance and Related Benefits	Total
Balance, December 1, 2020	$—	$3,523	$3,523
Costs incurred	102	795	897
Cash disbursements	(85)	(3,940)	(4,025)
Translation adjustments and other	—	8	8
Balance, May 31, 2021	$17	$386	$403

Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2021. Accordingly, the balance of the restructuring reserve of $0.4 million is included in other accrued liabilities on the consolidated balance sheet at May 31, 2021.

We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2021, but we do not expect these costs to be material.

Note 14: Income Taxes

Our income tax provision for the second quarter of fiscal years 2021 and 2020 reflects our estimate of the effective tax rates expected to be applicable for the full fiscal years, adjusted for any discrete events, which are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

Our effective tax rate was 21% in the second fiscal quarter of 2021, compared to 25% in the second fiscal quarter of 2020. The decrease is due primarily to the estimated impact of the international tax provisions of the Tax Cuts and Jobs Act for fiscal year 2021 as compared to fiscal year 2020. There were no significant discrete tax items in either the second fiscal quarter of 2021 or the second fiscal quarter of 2020.

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

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Net income	$13,557	$16,968	$32,518	$38,084
Weighted average shares outstanding	43,818	44,889	43,963	44,893
Dilutive impact from common stock equivalents	654	378	599	498
Diluted weighted average shares outstanding	44,472	45,267	44,562	45,391
Basic earnings per share	$0.31	$0.38	$0.74	$0.85
Diluted earnings per share	$0.30	$0.37	$0.73	$0.84

We excluded stock awards representing approximately 1,396,000 and 1,237,000 shares of common stock from the calculation of diluted earnings per share in the three and six months ended May 31, 2021, respectively, because these awards were anti-dilutive. In the three and six months ended May 31, 2020, we excluded stock awards representing 1,538,000 shares and 1,099,000 shares of common stock, respectively, from the calculation of diluted earnings per share as they were anti-dilutive.

In connection with the issuance of the Notes, we entered into Capped Calls (Note 7), which were not included for the purpose of calculating the number of diluted shares outstanding, as their effect would have been antidilutive.

Note 16: Segment Information

Operating segments are components of an enterprise that engage in business activities for which discrete financial information is available and regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. Our CODM is our Chief Executive Officer.

Beginning in the second quarter of fiscal year 2021, we operate as one operating segment: software products to develop, deploy, and manage high-impact business applications. Our CODM evaluates financial information on a consolidated basis. As we operate as one operating segment, the required financial segment information can be found in the condensed consolidated financial statements.

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

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. COVID-19 has impacted the health and well-being of people on a global basis, restricted travel worldwide and caused significant economic disruption and uncertainty. Our fiscal 2020 results of operations, as well as the financial results of our customers and partners, were negatively impacted by COVID-19.

During the second fiscal quarter of 2021, we saw greater demand for our products and solutions across almost all of our product lines. Although the rate and pace of recovery from COVID-19 has differed and continues to differ by geography and industry, we expect demand for our products and solutions to continue to be strong during the remainder of fiscal 2021. In addition, we are gradually returning to our offices on a limited basis, where permissible, and beginning to travel as needed, while prioritizing the well-being of our employees.

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

Overview

Progress Software Corporation ("Progress," the "Company," "we," "us," or "our") provides the best products to develop, deploy and manage high-impact business applications. Our comprehensive product stack is designed to make technology teams more productive and we have a deep commitment to the developer community, both open source and commercial alike. With Progress, organizations can accelerate the creation and delivery of strategic business applications, automate the process by which apps are configured, deployed and scaled, and make critical data and content more accessible and secure—leading to competitive differentiation and business success. Over 1,700 independent software vendors, 100,000 enterprise customers, and three million developers rely on Progress to power their applications. Beginning in the second quarter of fiscal year 2021, we operate as one operating segment: software products to develop, deploy, and manage high-impact business applications. Progress previously reported results based on three segments.

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

Total Growth Strategy Driven by Accretive M&A. We are pursuing a total growth strategy driven by accretive acquisitions of businesses within the infrastructure software space, with products that appeal to both IT organizations and individual developers. These acquisitions must meet strict financial and other criteria, which should enable us to drive significant stockholder returns by providing scale and increased cash flows. In April 2019, we acquired Ipswitch, Inc. and as described below, in October 2020, we acquired Chef Software. Both acquisitions met these strict financial criteria.

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

We will continue to evaluate possible acquisitions designed to expand our business and drive significant stockholder returns.

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

In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. We repurchased and retired 0.8 million shares of our common stock for $35.0 million in the six months ended May 31, 2021. The shares were repurchased as part of our Board of Directors authorized share repurchase program. As of May 31, 2021, there was $155.0 million remaining under the current authorization.

We began paying quarterly cash dividends of $0.125 per share of common stock to Progress stockholders in December 2016 and increased the quarterly cash dividend in fiscal years 2017, 2018 and 2019. On September 23, 2020, our Board of Directors approved an additional 6% increase to our quarterly cash dividend from $0.165 to $0.175 per share of common stock.

On June 22, 2021, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that will be paid on September 15, 2021 to shareholders of record as of the close of business on September 1, 2021.We expect to continue paying quarterly cash dividends in subsequent quarters consistent with our capital allocation strategy.

Our existing cash balances, together with funds generated from operations and amounts available under our credit facility, are expected to be sufficient to finance our operations and meet our foreseeable cash requirements, including quarterly cash dividends and stock repurchases to Progress stockholders, as applicable, through the foreseeable future. Our cash position could be reduced, and we may incur additional debt obligations, to the extent we complete additional acquisitions.

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

During the second quarter, Progress began operating as one distinct segment to align with the way management analyzes our overall business. We previously reported results based on three segments.

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

Our ARR was $437 million and $355 million as of May 31, 2021 and 2020, respectively, which is an increase of 22.9% year-over-year. The growth in our ARR is primarily driven by the acquisition of Chef.

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

Our net dollar retention rates have generally ranged between 97% and 100% for all periods presented. Our high net dollar retention rates illustrate our predictable and durable top line performance.

Results of Operations

Revenue

	Three Months Ended		% Change
(In thousands)	May 31, 2021	May 31, 2020	As Reported	Constant Currency
Revenue	$122,488	$100,383	22%	19%

	Six Months Ended		% Change
(In thousands)	May 31, 2021	May 31, 2020	As Reported	Constant Currency
Revenue	$243,768	$210,066	16%	14%

Total revenue increased in both the second fiscal quarter and six month period ended May 31, 2021 as compared to the same periods last year primarily due to our acquisition of Chef in the fourth quarter of fiscal year 2020, as well as increases in our OpenEdge and Ipswitch product offerings. These increases were partially offset by lower license revenue in our DataDirect product offerings. Chef revenue was $12.4 million and $24.3 million for the second fiscal quarter and first six months of fiscal year 2021, respectively.

Software License Revenue

	Three Months Ended		% Change
(In thousands)	May 31, 2021	May 31, 2020	As Reported	Constant Currency
Software Licenses	$30,107	$19,663	53%	49%
As a percentage of total revenue	25%	20%

	Six Months Ended		% Change
(In thousands)	May 31, 2021	May 31, 2020	As Reported	Constant Currency
Software Licenses	$63,424	$50,292	26%	23%
As a percentage of total revenue	26%	24%

Software license revenue increased in both the second fiscal quarter and first six months of fiscal year 2021 as compared to the same periods last year primarily due to our acquisition of Chef and increases in license sales in our OpenEdge and Ipswitch product offerings. In the first six months of fiscal year 2021 these increases were partially offset by a decrease in license sales in our DataDirect product offerings.

Maintenance and Services Revenue

	Three Months Ended		% Change
(In thousands)	May 31, 2021	May 31, 2020	As Reported	Constant Currency
Maintenance	$80,069	$71,686	12%	9%
As a percentage of total revenue	65%	71%
Services	12,312	9,034	36%	34%
As a percentage of total revenue	10%	9%
Total maintenance and services revenue	$92,381	$80,720	14%	12%
As a percentage of total revenue	75%	80%

	Six Months Ended		% Change
(In thousands)	May 31, 2021	May 31, 2020	As Reported	Constant Currency
Maintenance	$157,046	$141,742	11%	9%
As a percentage of total revenue	64%	67%
Services	23,298	18,032	29%	27%
As a percentage of total revenue	10%	9%
Total maintenance and services revenue	$180,344	$159,774	13%	11%
As a percentage of total revenue	74%	76%

Maintenance and services revenue both increased in the second fiscal quarter and first six months of fiscal year 2021 as compared to the same periods last year primarily due to our acquisition of Chef and increased maintenance revenue from our OpenEdge product line.

Revenue by Region

	Three Months Ended		% Change
(In thousands)	May 31, 2021	May 31, 2020	As Reported	Constant Currency
North America	$71,094	$56,564	26%	26%
As a percentage of total revenue	58%	57%
Europe, the Middle East and Africa ("EMEA")	$41,321	$34,157	21%	13%
As a percentage of total revenue	34%	34%
Latin America	$3,753	$3,346	12%	15%
As a percentage of total revenue	3%	3%
Asia Pacific	$6,320	$6,316	—%	(5)%
As a percentage of total revenue	5%	6%

	Six Months Ended		% Change
(In thousands)	May 31, 2021	May 31, 2020	As Reported	Constant Currency
North America	$142,599	$121,977	17%	17%
As a percentage of total revenue	58%	58%
Europe, the Middle East and Africa ("EMEA")	$81,561	$69,145	18%	11%
As a percentage of total revenue	34%	33%
Latin America	$7,246	$7,346	(1)%	7%
As a percentage of total revenue	3%	4%
Asia Pacific	$12,362	$11,598	7%	2%
As a percentage of total revenue	5%	5%

Total revenue generated in North America increased $14.5 million and $20.6 million in the second fiscal quarter and first six months of fiscal year 2021, respectively. The increases were primarily due to our acquisition of Chef, increased OpenEdge license revenue, and increased Ipswitch maintenance revenue. In the first six months of fiscal year 2021 these increases were partially offset by a decrease in license sales in our DataDirect product offerings. The increase in revenue generated in both EMEA and Asia Pacific was due to our acquisition of Chef, as well as increased OpenEdge and Sitefinity revenue in EMEA. Revenue in Latin America increased in the second fiscal quarter due to higher license and maintenance revenue in our OpenEdge product line. In the first six months of fiscal year 2021 revenue in Latin America decreased due to lower maintenance revenue in our OpenEdge product line.

In the first six months of fiscal years 2021 and 2020, revenue generated in markets outside North America represented 42% of total revenue compared to 40% of total revenue on a constant currency basis.

Cost of Software Licenses

	Three Months Ended				Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	Change		May 31, 2021	May 31, 2020	Change
Cost of software licenses	$1,038	$810	$228	28%	$2,189	$2,199	$(10)	—%
As a percentage of software license revenue	3%	4%			3%	4%
As a percentage of total revenue	1%	1%			1%	1%

Cost of software licenses consists primarily of costs of royalties, electronic software distribution, duplication, and packaging. The increase in the second fiscal quarter of fiscal year 2021 was the result of higher payments of royalties to third parties as compared to the prior period. Year over year costs remained the same. Cost of software licenses as a percentage of software license revenue varies from period to period depending upon the relative product mix.

Cost of Maintenance and Services

	Three Months Ended				Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	Change		May 31, 2021	May 31, 2020	Change
Cost of maintenance and services	$14,673	$11,785	$2,888	25%	$27,992	$23,636	$4,356	18%
As a percentage of maintenance and services revenue	16%	15%			16%	15%
As a percentage of total revenue	12%	12%			11%	11%
Components of cost of maintenance and services:
Personnel related costs	$10,038	$8,329	$1,709	21%	$19,577	$16,846	$2,731	16%
Contractors and outside services	3,457	2,759	698	25%	6,035	5,389	646	12%
Hosting and other	1,178	697	481	69%	2,380	1,401	979	70%
Total cost of maintenance and services	$14,673	$11,785	$2,888	25%	$27,992	$23,636	$4,356	18%

Cost of maintenance and services consists primarily of costs of providing customer support, consulting, and education. The increases in all periods were primarily due to increased headcount and hosting costs resulting from our acquisition of Chef.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	% Change	May 31, 2021	May 31, 2020	% Change
Amortization of intangibles	$3,599	$1,664	116%	$7,120	$3,310	115%
As a percentage of total revenue	3%	2%		3%	2%

Amortization of intangibles included in costs of revenue primarily represents the amortization of the value assigned to technology-related intangible assets obtained in business combinations. The increases in both periods shown were primarily due to the acquisition of Chef.

Gross Profit

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	% Change	May 31, 2021	May 31, 2020	% Change
Gross profit	$103,178	$86,124	20%	$206,467	$180,921	14%
As a percentage of total revenue	84%	86%		85%	86%

Our gross profit increased primarily due to the increase in revenue, offset by the increase of costs of maintenance and services and the amortization of intangibles, each as described above.

Sales and Marketing

	Three Months Ended				Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	Change		May 31, 2021	May 31, 2020	Change
Sales and marketing	$29,262	$21,716	$7,546	35%	$58,731	$45,914	$12,817	28%
As a percentage of total revenue	24%	22%			24%	22%
Components of sales and marketing:
Personnel related costs	$25,248	$18,604	$6,644	36%	$51,140	$39,229	$11,911	30%
Contractors and outside services	968	327	641	196%	1,356	869	$487	56%
Marketing programs and other	3,046	2,785	261	9%	6,235	5,816	$419	7%
Total sales and marketing	$29,262	$21,716	$7,546	35%	$58,731	$45,914	$12,817	28%

Sales and marketing expenses increased in both periods shown primarily due to increased personnel related costs associated with our acquisition of Chef.

Product Development

	Three Months Ended				Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	Change		May 31, 2021	May 31, 2020	Change
Product development costs	$26,415	$21,787	$4,628	21%	$50,963	$43,441	$7,522	17%
As a percentage of total revenue	22%	22%			21%	21%
Components of product development costs:
Personnel related costs	$25,225	$21,227	$3,998	19%	$48,829	$42,112	$6,717	16%
Contractors and outside services	986	448	538	120%	1,711	1,123	$588	52%
Other product development costs	204	112	92	82%	423	206	$217	105%
Total product development costs	$26,415	$21,787	$4,628	21%	$50,963	$43,441	$7,522	17%

Product development expenses increased in both periods shown primarily due to increased personnel related costs associated with our acquisition of Chef.

General and Administrative

	Three Months Ended				Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	Change		May 31, 2021	May 31, 2020	Change
General and administrative	$16,460	$12,440	$4,020	32%	$29,884	$25,188	$4,696	19%
As a percentage of total revenue	13%	12%			12%	12%
Components of general and administrative:
Personnel related costs	$13,428	$10,061	$3,367	33%	$25,315	$20,352	$4,963	24%
Contractors and outside services	2,055	2,043	12	1%	3,515	3,683	(168)	(5)%
Other general and administrative costs	977	336	641	191%	1,054	1,153	(99)	(9)%
Total cost of general and administrative	$16,460	$12,440	$4,020	32%	$29,884	$25,188	$4,696	19%

General and administrative expenses include the costs of our finance, human resources, legal, information systems and administrative departments. General and administrative expenses increased in both periods shown primarily due to higher personnel costs associated with our acquisition of Chef.

Amortization of Intangibles

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	% Change	May 31, 2021	May 31, 2020	% Change
Amortization of intangibles	$7,979	$4,177	91%	$14,858	$8,308	79%
As a percentage of total revenue	7%	4%		6%	4%

Amortization of intangibles included in operating expenses primarily represents the amortization of value assigned to intangible assets obtained in business combinations other than assets identified as purchased technology. Amortization of intangibles increased in both periods shown due to the addition of Chef intangible assets, as discussed above.

Restructuring Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	% Change	May 31, 2021	May 31, 2020	% Change
Restructuring expenses	$(64)	$695	(109)%	$1,093	$1,735	(37)%
As a percentage of total revenue	—%	1%		—%	1%

Restructuring expenses recorded in the second quarter and first six months of fiscal year 2021 primarily relate to the restructuring activities that occurred in the fourth quarter of fiscal year 2020 resulting from the acquisition of Chef. Restructuring expenses recorded in the second quarter and first six months of fiscal year 2020 are comprised mostly of costs related to the Ipswitch and Cognitive restructuring actions of 2019. See the Liquidity and Capital Resources section of this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition-Related Expenses

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	% Change	May 31, 2021	May 31, 2020	% Change
Acquisition-related expenses	$844	$—	*	$1,240	$314	295%
As a percentage of total revenue	1%	—%		1%	—%
*Not meaningful

Acquisition-related costs are expensed as incurred and include those costs incurred as a result of a business combination. These costs consist of professional service fees, including third-party legal and valuation-related fees. Acquisition-related expenses increased in the second quarter and first six months of fiscal year 2021 due to the acquisition of Chef, as well as our pursuit of other acquisition opportunities. Acquisition-related expenses in the same period of fiscal year 2020 were related to the acquisition of Ipswitch.

Income from Operations

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	% Change	May 31, 2021	May 31, 2020	% Change
Income from operations	$22,282	$25,309	(12)%	$49,698	$56,021	(11)%
As a percentage of total revenue	18%	25%		20%	27%

Income from operations decreased in both periods shown due to an increase in costs of revenue and operating expenses, offset by increases in revenue as shown above.

Other (Expense) Income, Net

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	% Change	May 31, 2021	May 31, 2020	% Change
Interest expense	$(4,601)	$(2,598)	(77)%	$(7,115)	$(5,390)	(32)%
Interest income and other, net	4	122	(97)%	123	333	(63)%
Foreign currency loss, net	(621)	(371)	(67)%	(878)	(1,187)	26%
Total other expense, net	$(5,218)	$(2,847)	(83)%	$(7,870)	$(6,244)	(26)%
As a percentage of total revenue	(4)%	(3)%		(3)%	(3)%

Other expense, net, increased in both the second fiscal quarter and the six month period ended May 31, 2021 as compared to the same periods in the prior year. This is a result of increased interest expense associated with our convertible senior notes, which we issued in April 2021. In the six month period ended May 31, 2021, the increase in interest expense is offset by lower foreign currency loss due to lower costs of forward points on our outstanding forward contracts.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	% Change	May 31, 2021	May 31, 2020	% Change
Provision for income taxes	$3,507	$5,494	(36)%	$9,310	$11,693	(20)%
As a percentage of total revenue	3%	5%		4%	6%

Our effective tax rate was 21% in the second fiscal quarter of 2021 compared to 25% in the second fiscal quarter of 2020. The decrease is due primarily to the estimated fiscal year 2021 impact of the international tax provisions of the Tax Cuts and Jobs Act as compared to fiscal year 2020. There were no significant discrete tax items in either the second fiscal quarter of 2021 or the second fiscal quarter of 2020.

Net Income

	Three Months Ended			Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020	% Change	May 31, 2021	May 31, 2020	% Change
Net income	$13,557	$16,968	(20)%	$32,518	$38,084	(15)%
As a percentage of total revenue	11%	17%		13%	18%

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments

(In thousands)	May 31, 2021	November 30, 2020
Cash and cash equivalents	$357,360	$97,990
Short-term investments	5,300	8,005
Total cash, cash equivalents and short-term investments	$362,660	$105,995

The increase in cash, cash equivalents and short-term investments of $256.7 million from the end of fiscal year 2020 was due to cash inflow from the issuance of the convertible senior notes of $349.2 million, cash inflows from operations of $99.4 million, $3.9 million in cash received from the issuance of common stock, the effect of exchange rates on cash of $3.9 million, and a decrease in escrow receivable of $2.1 million. These cash inflows were offset by payments of debt obligations of $106.0 million, cash paid for the purchase of capped calls of $43.1 million in connection with the convertible note offering, repurchases of common stock of $35.0 million, dividend payments of $15.6 million, and purchases of property and equipment of $2.1 million. Except as described below, there are no limitations on our ability to access our cash, cash equivalents and short-term investments.

As of May 31, 2021, $37.1 million of our cash, cash equivalents and short-term investments was held by our foreign subsidiaries. Foreign cash includes unremitted foreign earnings, which are invested indefinitely outside of the U.S. As such, it is not available to fund our domestic operations. If we were to repatriate these earnings, we may be subject to income tax withholding in certain tax jurisdictions and a portion of the repatriated earnings may be subject to U.S. income tax. However, we do not anticipate that this would have a material adverse impact on our liquidity.

Share Repurchase Program

In January 2020, our Board of Directors increased the total share repurchase authorization from $75 million to $250 million. In the three months ended May 31, 2021, we repurchased and retired 0.4 million shares for $20.0 million. In the three months ended May 31, 2020, we did not repurchase and retire any shares of our common stock. In the six months ended May 31, 2021 and May 31, 2020, we repurchased and retired 0.8 million shares for $35.0 million and 0.4 million shares for $20.0 million, respectively. The shares were repurchased in both periods as part of our Board of Directors authorized share repurchase program. As of May 31, 2021, there was $155.0 million remaining under the current authorization.

Dividends

We began paying quarterly cash dividends to Progress stockholders in December 2016, with annual increases in the quarterly cash dividend since such time. On January 12, 2021, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that was paid on March 15, 2021, and on March 23, 2021, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that was paid on June 15, 2021. On June 22, 2021, our Board of Directors declared a quarterly dividend of $0.175 per share of common stock that will be paid on September 15, 2021 to shareholders of record as of the close of business on September 1, 2021.

Restructuring Activities

During the fourth quarter of fiscal year 2020, we restructured our operations in connection with the acquisition of Chef (Note 6). This restructuring resulted in a reduction in redundant positions, primarily within administrative functions of Chef. For the three and six months ended May 31, 2021, we incurred expenses of $0.9 million relating to this restructuring. Cash disbursements for expenses incurred to date under this restructuring are expected to be made through fiscal year 2021. Accordingly, the balance of the restructuring reserve of $0.4 million is included in other accrued liabilities on the condensed consolidated balance sheet at May 31, 2021. We expect to incur additional expenses as part of this action related to employee costs and facility closures as we consolidate offices in various locations during fiscal year 2021, but we do not expect these costs to be material.

Credit Facility

Our credit facility provides for a $301.0 million secured term loan and a $100.0 million secured revolving line of credit. The revolving line of credit may be increased by up to an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments. The revolving line of credit has sublimits for swing line loans up to $25.0 million and for the issuance of standby letters of credit in a face amount up to $25.0 million. The credit facility matures on April 30, 2024, when all amounts outstanding will be due and payable in full.

The outstanding balance of the term loan as of May 31, 2021 was $278.4 million, with $22.6 million due in the next 12 months. The term loan may be prepaid before maturity in whole or in part at our option without penalty or premium. The interest rate as of May 31, 2021 was 1.75%. As of May 31, 2021, there were no amounts outstanding under the revolving line of credit and $2.5 million of letters of credit outstanding (Note 7).

Convertible Senior Notes

In April 2021, we issued, in a private placement, Convertible Senior Notes with an aggregate principal amount of $325 million, due April 15, 2026, unless earlier repurchased, redeemed or converted. There are no required principal payments prior to the maturity of the Notes. In addition, the Company also granted the initial purchasers of the Notes an option to purchase up to an additional $50.0 million aggregate principal amount of the Notes, for settlement within a 13-day period beginning on, and including, April 13, 2021, of which $35 million of additional Notes were purchased for total proceeds of $360 million. The Notes bear interest at an annual rate of 1%, payable semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2021 (Note 7).

Cash Flows From Operating Activities

	Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020
Net income	$32,518	$38,084
Non-cash reconciling items included in net income	44,960	34,571
Changes in operating assets and liabilities	21,900	(1,682)
Net cash flows from operating activities	$99,378	$70,973

The year over year increase in cash generated from operations was primarily due to particularly strong collections of our receivables, partially offset by increased expenses. Our gross accounts receivable as of May 31, 2021 decreased by $20.6 million from the end of fiscal year 2020 and our days sales outstanding (DSO) in accounts receivable improved to 44 days from 47 days in the fiscal second quarter of 2020 due to the timing of billings and collections.

Cash Flows From (Used in) Investing Activities

	Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020
Net investment activity	$2,650	$9,042
Purchases of property and equipment	(2,116)	(1,757)
Decrease in escrow receivable	2,130	—
Net cash flows from investing activities	$2,664	$7,285

Net cash outflows and inflows of our net investment activity are generally a result of the timing of our purchases and maturities of securities, which are classified as cash equivalents or short-term securities. We also purchased $2.1 million of property and equipment in the first six months of fiscal year 2021, as compared to $1.8 million in the first six months of fiscal year 2020.

Cash Flows From (Used in) Financing Activities

	Six Months Ended
(In thousands)	May 31, 2021	May 31, 2020
Proceeds from stock-based compensation plans	$6,300	$7,308
Repurchases of common stock	(35,000)	(20,000)
Payment of principal on long-term debt	(106,025)	(3,762)
Proceeds from issuance of senior convertible notes, net of issuance costs of $9,900	350,100	—
Purchase of capped calls	(43,056)	—
Dividend payments to shareholders	(15,617)	(14,906)
Payment of debt issuance costs	(904)	—
Other financing activities	(2,373)	(3,895)
Net cash flows from (used in) financing activities	$153,425	$(35,255)

During the first six months of fiscal year 2021, we received $349.2 million in net proceeds from the issuance of convertible senior notes and paid $43.1 million to purchase capped calls in connection with the convertible note offering. We also received $6.3 million from the exercise of stock options and the issuance of shares under our employee stock purchase plan as compared to $7.3 million in the first six months of fiscal year 2020. Further, we repurchased $35.0 million of our common stock under our share repurchase plan compared to $20.0 million in the same period of the prior year. We also made payments on our long-term debt of $106.0 million (including a $98.5 million repayment on the revolving line of credit) in the first six months of fiscal year 2021 compared to $3.8 million in the same period of the prior year. Finally, we made dividend payments of $15.6 million to our shareholders during the first six months of fiscal year 2021, as compared to $14.9 million in the first six months of fiscal year 2020.

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

Liquidity Outlook

We believe that existing cash balances, together with funds generated from operations and amounts available under our credit facility, will be sufficient to finance our operations and meet our cash requirements for the foreseeable future. We do not contemplate a need for any foreign repatriation of the earnings which are deemed invested indefinitely outside of the U.S. Our foreseeable cash needs include our planned capital expenditures, debt repayments, quarterly cash dividends, share repurchases, acquisitions, lease commitments, restructuring obligations and other long-term obligations.

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

Recent Accounting Pronouncements

Refer to Note 1 - Nature of Business and Basis of Presentation (Part I, Item 1 of this Form 10-Q) for further discussion.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the second quarter of fiscal year 2021, there were no significant changes to our quantitative and qualitative disclosures about market risk. Please refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk included in our 2020 10-K, for a more complete discussion of the market risks we encounter.

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

(b) Changes in internal control over financial reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fiscal quarter ended May 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to Our Ability to Grow Our Business

*The ongoing COVID-19 pandemic could materially and adversely affect our business, results of operations and financial condition. In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has spread throughout the United States and the world and has resulted in authorities implementing and re-implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. These measures remain in place to varying degrees as the rate and pace of recovery from COVID-19 has differed and continues to differ by geography and industry.

Given the economic uncertainty created by the COVID-19 pandemic, we could see delays in our sales cycle, failures of customers to renew at all or to renew at the anticipated scope their subscriptions with us, requests from customers for payment term deferrals as well as pricing or bundling concessions, which, if significant, could materially and adversely affect our business, results of operations and financial condition. In addition, our third-party service providers may experience financial difficulties or business disruptions that could negatively affect their operations and their ability to supply us with services needed for our products and operations. Although these events did not have a material adverse impact on our financial results for the first six months ended May 31, 2021 or the fiscal year ended November 30, 2020, there can be no assurance that these events will not have a material adverse impact on our financial results for the full fiscal year or future periods.

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

*Risks Related to our Indebtedness and Convertible Senior Notes

*Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations. As of May 31, 2021, we had approximately $543 million of consolidated indebtedness. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
a.increasing our vulnerability to adverse economic and industry conditions;
b.limiting our ability to obtain additional financing;
c.requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
d.limiting our flexibility to plan for, or react to, changes in our business;
e.diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
f.placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our current or future indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our current or future indebtedness, including the Notes, and our cash needs may increase in the future. In addition, our credit facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

*We are required to comply with certain financial and operating covenants under our credit facility and to make scheduled debt payments as they become due; any failure to comply with those covenants or to make scheduled payments could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility. In April 2019, we entered into an amended and restated credit agreement, which consists of a $301.0 million term loan and a $100.0 million revolving loan (which may be increased by an additional $125.0 million if the existing or additional lenders are willing to make such increased commitments). This facility matures in April 2024, at which time any amounts outstanding will be due and payable in full. We may wish to borrow additional amounts under the facility in the future to support our operations, including for strategic acquisitions and share repurchases.

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

*The accounting method for the Notes could adversely affect our reported financial condition and results. The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

Under applicable accounting principles, the initial liability carrying amount of the Notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, non-convertible debt. We expect to reflect the difference between the net proceeds from this offering and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income or higher reported loss. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our common stock and the Notes. However, in August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are not eligible for early adoption of the revised standard due to the fact that we are not a calendar year end reporter. When effective, we expect the elimination of the separate accounting described above to reduce the interest expense that we expect to recognize for the Notes for accounting purposes.

In addition, we expect to be eligible to use the treasury stock method to reflect the shares underlying the Notes in our diluted earnings per share. Under this method, if the conversion value of the Notes exceeds their principal amount for a reporting period, then diluted earnings per share is calculated assuming that all the Notes were converted and that shares of our common stock were issued to settle the excess. However, if reflecting the Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Notes does not exceed their principal amount for a reporting period, then the shares underlying the Notes will not be reflected in diluted earnings per share. However, if we are not permitted to use the treasury stock method, or if accounting standards change in the future to preclude the use of the treasury stock method, then our diluted earnings per share may decline. For example, ASU 2020-06 amends these accounting standards, effective as of the dates referred to above, to eliminate the treasury stock method for convertible instruments that can be settled in whole or in part with equity and instead require application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted at the beginning of the reporting period, unless the result would be anti-dilutive. Because we are required, upon conversion of any Notes, to settle the conversion value in cash up to at least the principal amount being converted, we currently expect that the application of the “if-converted” method to the Notes under ASU 2020-06 will be substantially similar to the treasury stock method described above. However, we are still assessing the impact of ASU 2020-06 on our financial statements. In addition, further amendments to these accounting standards may require us to reflect the Notes in a manner that adversely affects our reported diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Notes and could materially reduce our reported working capital.

*The capped call transactions may affect the value of our common stock. In connection with the issuance of the Notes, we entered into capped call transactions with certain financial institutions (“option counterparties”). The capped call transactions are generally expected to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. From time to time, the option counterparties that are parties to the capped call transactions or their respective affiliates may modify their hedge positions by entering into or unwinding various derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes. This activity could cause a decrease in the market price of our common stock.

*The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results. Noteholders may require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition all conversions of Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the terms of the Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. If the repayment of such other indebtedness were to be accelerated after any applicable notice or grace periods, then we may not have sufficient funds to repay that indebtedness and repurchase the Notes or make cash payments upon their conversion.

*We are subject to counterparty risk with respect to the capped call transactions, and the capped call may not operate as planned.
The option counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Global economic conditions have from time to time resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price subject to the cap and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

*Provisions in the indenture could delay or prevent an otherwise beneficial takeover of us. Certain provisions in the Notes and the indenture could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then Noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that Noteholders or holders of our common stock may view as favorable.

*Conversion of the Notes may dilute the ownership interest of existing stockholders. The conversion of some or all of the Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

Information related to the repurchases of our common stock by month in the second quarter of fiscal year 2021 is as follows (in thousands, except per share and share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
March 2021	—	$—	—	$175,000
April 2021	445,037	44.94	445,037	155,000
May 2021	—	—	—	155,000
Total	445,037	$44.94	445,037	$155,000

(1)In January 2020, our Board of Directors increased the total share repurchase authorization from $75.0 million to $250.0 million. As of May 31, 2021, there was $155.0 million remaining under this authorization.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

4.1
Indenture, dated as of April 13, 2021, between Progress Software Corporation and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on April 13, 2021)

4.2	Form of 1.00% Convertible Senior Note due 2026 (included as Exhibit A in Exhibit 4.1)

10.1	Form of Capped Call Confirmation (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 13, 2021)

10.2*
Amendment, dated as of April 7, 2021, among Progress Software Corporation, the Lenders listed on the signature pages thereof, and JPMorgan Chase Bank, N.A., as administrative agent, to that certain Second Amended and Restated Credit Agreement, dated as of April 30, 2019, among Progress Software Corporation, the Lenders listed on the signature pages thereof, and JPMorgan Chase Bank, N.A., as administrative agent

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Yogesh K. Gupta

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act – Anthony Folger

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

101*	The following materials from Progress Software Corporation’s Quarterly Report on Form 10-Q for the three and six months ended May 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of May 31, 2021 and November 30, 2020; (ii) Condensed Consolidated Statements of Income for the three and six months ended May 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Shareholders' Equity for the three and six months ended May 31, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the three and six months ended May 31, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
†	Indicates management compensatory plan, contract, or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGRESS SOFTWARE CORPORATION
(Registrant)

Dated:	July 7, 2021	/s/ YOGESH K. GUPTA
Yogesh K. Gupta
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	July 7, 2021	/s/ ANTHONY FOLGER
Anthony Folger
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)